Form 10-K
period 2010-12-31
SWIFT TRANSPORTATION CO
filed 2011-03-30
CIK 1492691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35007
Swift Transportation Company
(Exact name of registrant as specified in its charter)

Delaware	20-5589597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2200 South 75th Avenue
Phoenix, Arizona 85043
(Address of principal executive offices) (Zip Code)
(602) 269-9700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, par value $0.01 per share	New York Stock Exchange
(Title of each class)	(Name of exchange on which registered)
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
There was no voting common stock held by non-affiliates of the registrant as of June 30, 2010.
There were 79,359,344 shares of the registrant’s Class A Common Stock and 60,116,713 shares of the registrant’s Class B Common Stock outstanding as of March 24, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) are incorporated by reference into Part III of this report.

Unless we state otherwise or the context otherwise requires, references in this report to “Swift,” “we,” “our,” “us,” and the “Company” for all periods subsequent to the reorganization transactions described below refer to Swift Transportation Company (formerly Swift Holdings Corp.), a newly formed Delaware corporation, and its consolidated subsidiaries after giving effect to such reorganization transactions. For all periods from May 11, 2007 until the completion of such reorganization transactions, these terms refer to Swift Corporation, a Nevada corporation, which also is referred to herein as our “successor,” and its consolidated subsidiaries. For all periods prior to May 11, 2007, these terms refer to Swift Corporation’s predecessor, Swift Transportation Co., Inc., a Nevada corporation that has been converted to a Delaware limited liability company known as Swift Transportation Co., LLC, which also is referred to herein as Swift Transportation, or our “predecessor,” and its consolidated subsidiaries.
FORWARD-LOOKING STATEMENTS
Special Note Regarding Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements include statements we make concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, and other information that is not historical information and, in particular, appear under the headings entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “foresees,” “seeks,” “likely,” “may,” “will,” “should,” “goal,” “target,” and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. Accordingly, you should not place undue reliance on our forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.
Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) are disclosed under “Risk Factors” and elsewhere in this report. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to projections over time.

PART I

Item 1.	Business
Overview
We are a multi-faceted transportation services company and the largest truckload carrier in North America. At December 31, 2010, we operated a tractor fleet of approximately 16,100 units comprised of 12,200 tractors driven by company drivers and 3,900 owner-operator tractors, a fleet of 49,000 trailers, and 4,800 intermodal containers from 34 major terminals positioned near major freight centers and traffic lanes in the United States and Mexico. During 2010, our tractors covered 1.5 billion miles and we transported or arranged approximately three million loads for shippers throughout North America. Our asset-based operations include general truckload, dedicated truckload, and cross-border truckload services, each of which offer a combination of dry van, temperature controlled, flatbed, or other specialized equipment. Our complementary and more rapidly growing “asset-light” services include rail intermodal, freight brokerage, and third-party logistics operations. We use sophisticated technologies and systems that contribute to asset productivity, operating efficiency, customer satisfaction, and safety. We believe the depth of our fleet capacity, the breadth of our terminal network, our commitment to customer service, and our extensive suite of services provide us and our customers with significant advantages.
We principally operate in short-to-medium-haul traffic lanes around our terminals, with an average loaded length of haul of less than 500 miles. We concentrate on this length of haul because the majority of domestic truckload freight (as measured by revenue) moves in these lanes and our extensive terminal network affords us marketing, equipment control, supply chain, customer service, and driver retention advantages in local markets. Our relatively short average length of haul also helps reduce competition from railroads and trucking companies that lack a regional presence.
Truckload carriers typically transport a full trailer (or container) of freight for a single customer from origin to destination without intermediate sorting and handling. Truckload carriers provide the largest part of the transportation supply chain for most retail and manufactured goods in North America.
Many of our customers are large corporations with extensive operations, geographically distributed locations, and diverse shipping needs. We receive revenue from a broad customer base that includes clients from the retail, discount retail, consumer products, food and beverage, and transportation and logistics industries. We offer the opportunity for “one-stop-shopping” for their truckload transportation needs through our broad spectrum of services and equipment.
Since 2006, our asset-light rail intermodal and freight brokerage and logistics services have grown rapidly, and we expanded owner-operators from 16.5% of our total fleet at year-end 2006 to 24.0% of our total fleet at December 31, 2010. Going forward, we intend to continue to expand our revenue from these operations to improve our overall return on invested capital.
In addition to economic cycles, the trucking industry faces other challenges that we believe we are well-positioned to address. First, we believe that the new regulatory initiatives such as hours-of-service limitations, electric on-board recorders, and the Federal Motor Carrier Safety Administration’s, or FMCSA, new Comprehensive Safety Analysis, or CSA, may reduce the size of the driver pool. Moreover, new or changing regulatory constraints on drivers may further decrease the utilization of an already shrinking driver pool. As this occurs, we believe our driver development programs, including our driver training schools and nationwide recruiting, will become increasingly advantageous. In addition, we believe that the impact of such regulations will be partially mitigated by our average length of haul, regional terminal network, and less mileage-intensive operations, such as intermodal, dedicated, brokerage, and cross-border operations. Further, we are currently in the process of retrofitting our entire tractor fleet with electronic on-board recorders, which we believe can help us more efficiently utilize our drivers’ available hours of service. Second, we believe that significant increases and rapid fluctuations in fuel prices will continue to be a challenge to the industry. We believe we can effectively address these issues through fuel surcharges, effective fuel procurement strategies and network management systems, and further developing our dedicated, intermodal, and brokerage operations. Third, the industry also faces increased prices for new revenue equipment, design changes of new engines, and volatility in the used equipment sales market. We believe that we are well-positioned to effectively address these issues because of our relatively new fleet, trade-back protections, buying power, and in-house nationwide maintenance facilities.

Organizational Structure and Corporate History
Swift’s predecessor was founded by Jerry Moyes, along with his father and brother, in 1966 with one truck and taken public on the NASDAQ stock market in 1990.
In April 2007, Mr. Moyes and his wife contributed their ownership of all of the issued and outstanding shares of Interstate Equipment Leasing, Inc. (now Interstate Equipment Leasing, LLC), or IEL, to Swift Corporation in exchange for additional Swift Corporation shares. In May 2007, Mr. Moyes, The Jerry and Vickie Moyes Family Trust dated 12/11/87, and various Moyes children’s trusts, collectively referred to as the Moyes Affiliates, contributed their shares of Swift Transportation common stock to Swift Corporation in exchange for additional Swift Corporation shares. Swift Corporation then completed its acquisition of Swift Transportation through a merger on May 10, 2007, thereby acquiring the remaining outstanding shares of Swift Transportation common stock, the foregoing sequence of transactions being, collectively, the 2007 Transactions. Upon completion of the 2007 Transactions, Swift Transportation became a wholly-owned subsidiary of Swift Corporation and at the close of the market on May 10, 2007, the common stock of Swift Transportation ceased trading on NASDAQ.
On May 20, 2010, in contemplation of our initial public offering, or IPO, Swift Corporation formed Swift Transportation Company (formerly Swift Holdings Corp.), a Delaware corporation. Swift Transportation Company did not engage in any business or other activities except in connection with its formation and the IPO and held no assets and had no subsidiaries prior to such offering.
Immediately prior to the consummation of the IPO, Swift Corporation merged with and into Swift Transportation Company, with Swift Transportation Company surviving as a Delaware corporation. In the merger, all of the outstanding common stock of Swift Corporation was converted into shares of Swift Transportation Company Class B common stock on a one-for-one basis, and all outstanding stock options of Swift Corporation were converted into options to purchase shares of Class A common stock of Swift Transportation Company. All outstanding Class B shares are held by Mr. Moyes and the Moyes Affiliates.
In December 2010, Swift Transportation Company completed its IPO of 73,300,000 shares of its Class A common stock at $11.00 per share and received proceeds of $766.0 million net of underwriting discounts and commissions and before expenses of such issuance. The proceeds were used, together with the $1.06 billion of proceeds from our new senior secured term loan and $490 million of proceeds from our private placement of new senior second priority secured notes, which debt issuances were completed substantially concurrently with the IPO, to (a) repay all amounts outstanding under our previous senior secured credit facility, (b) purchase an aggregate amount of $490.0 million of our existing senior secured fixed-rate notes and $192.6 million of our existing senior secured floating rate notes, (c) pay $66.4 million to our interest rate swap counterparties to terminate the interest rate swap agreements related to our existing floating rate debt, and (d) pay fees and expenses related to the debt issuance and stock offering. Further, in January 2011, Swift Transportation Company issued an additional 6,050,000 shares of its Class A common stock to the underwriters of our initial public offering at the initial public offering price of $11.00 per share, less the underwriters’ discount, and received proceeds of $63.2 million in cash pursuant to the over-allotment option in the underwriting agreement. We used $60.0 million of these proceeds in January 2011 to pay down our new first lien term loan, and we used the remaining $3.2 million in February 2011 to pay down our accounts receivable securitization facility. Following this issuance, we have 79,350,000 shares of Class A common stock outstanding.
Our Industry and Competition
The U.S. trucking industry is large, fragmented, and highly competitive. We compete with thousands of other truckload carriers, most of which operate fewer than 100 trucks. To a lesser extent, we compete with railroads, less-than-truckload carriers, third-party logistics providers, and other transportation companies. The 25 largest for-hire truckload carriers are estimated to comprise approximately 7.3% of the total for-hire truckload market, according to 2009 data published by the ATA. The principal means of competition in our industry are service, the ability to provide capacity when and where needed, and price. In times of strong freight demand, service and capacity become increasingly important, and in times of weak freight demand pricing becomes increasingly important. Because most truckload contracts (other than dedicated contracts) do not guarantee truck availability or load levels, pricing is influenced by supply and demand.
Since 2000, we believe our industry has encountered three major economic cycles: (1) the period of industry over-capacity and depressed freight volumes from 2000 through 2001; (2) the economic expansion from 2002 through 2006; and (3) the freight slowdown, fuel price spike, economic recession, and credit crisis from 2007 through 2009. In the fourth quarter of 2009 and into 2010, industry freight data began to show strong positive trends. Although it is too early to be certain, we believe the trucking industry has entered a new economic cycle marked by a return to economic growth as well as a tighter supply of available tractors due to several years of below average truck builds and an increase in truckload fleet bankruptcies.

Our Competitive Strengths
We believe the following competitive strengths provide a solid platform for pursuing our goals and strategies:
•
North American truckload leader with broad terminal network and a modern fleet. We operate North America’s largest truckload fleet, have 34 major terminals and multiple other locations throughout the United States and Mexico, and offer customers “one-stop-shopping” for a broad spectrum of their truckload transportation needs. Our fleet size offers wide geographic coverage while maintaining the efficiencies associated with significant traffic density within our operating regions. Our terminals are strategically located near key population centers, driver recruiting areas, and cross-border hubs, often in close proximity to our customers. This broad network offers benefits such as in-house maintenance, more frequent equipment inspections, localized driver recruiting, rapid customer response, and personalized marketing efforts. Our size allows us to achieve substantial economies of scale in purchasing items such as tractors, trailers, containers, fuel, and tires where pricing is volume-sensitive. We believe our scale also offers additional benefits in brand awareness and access to capital. Additionally, our modern company tractor fleet, with an average age of 3.2 years for our approximately 9,000 linehaul sleeper units, lowers maintenance and repair expense, aids in driver recruitment, and increases asset utilization as compared with an older fleet.

•
High quality customer service and extensive suite of services. Our intense focus on customer satisfaction contributed to 20 “carrier of the year” or similar awards in 2009 and 24 in 2010, and has helped us establish a strong platform for cross-selling our other services. Our strong and diversified customer base, ranging from Fortune 500 companies to local shippers, has a wide variety of shipping needs, including general and specialized truckload, imports and exports, regional distribution, high-service dedicated operations, rail intermodal service, and surge capacity through fleet flexibility and brokerage and logistics operations. We believe customers continue to seek fewer transportation providers that offer a broader range of services to streamline their transportation management functions. We believe the breadth of our services helps diversify our customer base and provides us with a competitive advantage, especially for customers with multiple needs and international shipments.

•
Strong and growing owner-operator business. We supplement our company tractors with tractors provided by owner-operators, who operate their own tractors and are responsible for most ownership and operating expenses. We believe that owner-operators provide significant advantages that primarily arise from the entrepreneurial motivation of business ownership. Our owner-operators tend to be more experienced, have lower turnover, have fewer accidents per million miles, and produce higher weekly trucking revenue per tractor than our average company drivers.

•
Leader in driver and owner-operator development. Driver recruiting and retention historically have been significant challenges for truckload carriers. To address these challenges, we employ nationwide recruiting efforts through our terminal network, operate five driver training schools, maintain an active and successful owner-operator development program, provide drivers modern tractors, and employ numerous driver satisfaction policies.

•
Regional operating model. Our short- and medium-haul regional operating model contributes to higher revenue per mile and takes advantage of shipping trends toward regional distribution. We also experience less competition in our short- and medium-haul regional business from railroads. In addition, our regional terminal network allows our drivers to be home more often, which we believe assists with driver retention.

•
Experienced management aligned with corporate success. Our management team has a proven track record of growth and cost control. Management focuses on disciplined execution and financial performance by measuring our progress through a combination of financial metrics. We align management’s priorities with our own through equity option awards and an annual performance-based bonus plan.

Our Growth Strategy
Our goals are to grow revenue in excess of 10% annually over the next several years, increase our profitability, and generate returns on capital in excess of our cost of capital. These goals are in part dependent on continued improvement in industry-wide truckload volumes and pricing. Although we expect the economic environment and capacity constraints in our industry to support achievement of our goals, we have limited ability to affect industry volumes and pricing and cannot assure you that this environment will continue. Nevertheless, we believe our competitive strengths and the current supply and demand environment in the truckload industry are aligned to support the achievement of our goals through the following strategies:
•
Profitable revenue growth. To increase freight volumes and yield, we intend to further penetrate our existing customer base, cross-sell our services, and pursue new customer opportunities by leveraging our superior customer service and extensive suite of truckload services. In addition, we are further enhancing our sophisticated freight selection management tools to allocate our equipment to more profitable loads and complementary lanes. As freight volumes increase, we intend to prioritize the following areas for growth:

•
Rail intermodal. Our growing rail intermodal presence complements our regional operating model and allows us to better serve customers in longer haul lanes and reduce our investment in fixed assets. Since its inception in 2005, we have expanded our rail intermodal business by growing our fleet to approximately 4,800 containers as of December 31, 2010, and we expect to add another 1,400 to 1,800 containers in 2011. We expect to continue to add intermodal containers each year as our volumes grow. We have intermodal agreements with all major U.S. railroads and negotiated more favorable terms in 2009 with our largest intermodal provider, which has helped increase our volumes through more competitive pricing.

•
Dedicated services and private fleet outsourcing. The size and scale of our fleet and terminal network allow us to provide the equipment availability and high service levels required for dedicated contracts. Dedicated contracts often are used for high-service and high-priority freight, sometimes to replace private fleets previously operated by customers. Dedicated operations generally produce higher margins and lower driver turnover than our general truckload operations. We believe these opportunities will increase in times of scarce capacity in the truckload industry.

•
Cross-border Mexico-U.S. freight. The combination of our U.S., cross-border, customs brokerage, and Mexican operations enables us to provide efficient door-to-door service between the United States and Mexico. We believe our sophisticated load security measures, as well as our Department of Homeland Security, or DHS, status as a Customs-Trade Partnership Against Terrorism, or C-TPAT, carrier, allow us to offer more efficient service than most competitors and afford us substantial advantages with major international shippers.

•
Freight brokerage and third-party logistics. We believe we have a substantial opportunity to continue to increase our non-asset based freight brokerage and third-party logistics services. We believe many customers increasingly seek transportation companies that offer both asset-based and non-asset based services to gain additional certainty that safe, secure, and timely truckload service will be available on demand and to reward asset-based carriers for investing in fleet assets. We intend to continue growing our transportation management and freight brokerage capability to build market share with customers, earn marginal revenue on more loads, and preserve our assets for the most attractive lanes and loads.

•
Customer satisfaction. In our pursuit to be best in class, we survey our customers and identify areas where we can accelerate the capture of new freight opportunities, improve our customers’ experience, and profit from enhancing the value our customers receive. Based on the results of the surveys, we focus on areas of improvement such as meeting customer commitments for on-time pick-up and delivery, improving billing accuracy, defining and documenting expectations of new customers, and enhancing responsiveness of our personnel. We believe that improving overall customer satisfaction will create opportunities to growth with our customers and help to cross-sell our entire suite of services.

•
Increase asset productivity and return on capital. Because of our size and operating leverage, even small improvements in our asset productivity and yield can have a significant impact on our operating results. We believe we have a substantial opportunity to improve the productivity and yield of our existing assets through the following measures:

•	increasing the percentage of our fleet provided by owner-operators, who generally produce higher weekly trucking revenue per tractor than our company drivers;
•	increasing company tractor utilization through measures such as equipment pools, relays, and team drivers;
•
capitalizing on a stronger freight market to increase average trucking revenue per mile by using sophisticated freight selection and network management tools to upgrade our freight mix and reduce deadhead miles;

•	maintaining discipline regarding the timing and extent of company tractor fleet growth based on availability of high-quality freight; and

•	rationalizing unproductive assets as necessary, thereby improving our return on capital.
•
Continue to focus on efficiency and cost control. We intend to continue to implement the Lean Six Sigma, accountability, and discipline measures that helped us improve our Adjusted Operating Ratio in 2010 and 2009. We presently have ongoing efforts in the following areas that we expect will yield benefits in future periods:

•	managing the flow of our tractor capacity through our network to balance freight flows and reduce deadhead miles;
•	integrating systems and improving processes to achieve more efficient utilization of our tractors, trailers, and drivers’ available hours of service.
•	improving driver and owner-operator satisfaction to improve performance and reduce attrition costs; and

•	reducing waste in shop methods and procedures and in other administrative processes.
•
Pursue selected acquisitions. In addition to expanding our company tractor fleet through organic growth, and to take advantage of opportunities to add complementary operations, we expect to pursue selected acquisitions. We operate in a highly fragmented and consolidating industry where we believe the size and scope of our operations afford us significant competitive advantages. Acquisitions can provide us an opportunity to expand our fleet with customer revenue and drivers already in place. In our history, we have completed twelve acquisitions, most of which were immediately integrated into our existing business. Given our size in relation to most competitors, we expect most future acquisitions to be integrated quickly. As with our prior acquisitions, our goal is for any future acquisitions to be accretive to our earnings within two full calendar quarters.

Mission, Vision, and Most Important Goals
Since going private in 2007, our management team has instilled a culture of discipline and accountability throughout our organization. We accomplished this in several ways. First, we established our mission, vision, purpose, and values to give the organization guidance. Second, we identified our most important goals and trained our entire organization in the discipline of executing on these goals, including focusing on our priorities, breaking down each employee’s responsibilities to identify those which contribute to achieving our priorities, creating a scoreboard of daily results, and requiring weekly reporting of recent results and plans for the next week. Third, we established cross-functional business transformation teams utilizing Lean Six Sigma techniques to analyze and enhance value streams throughout Swift. Fourth, we enhanced our annual operating plan process to break down our financial plans into budgets, metrics, goals, and targets that each department and salesperson can influence and control. And finally, we developed and implemented a strategic planning and deployment process to establish actionable plans to achieve best in class performance in key areas of our business.
Our mission is to attract and retain customers by providing best in class transportation solutions and fostering a profitable, disciplined culture of safety, service, and trust. At the beginning of 2009, we defined our vision, which consists of seven primary themes:
•	we are an efficient and nimble world class service organization that is focused on the customer;
•	we are aligned and working together at all levels to achieve our common goals;
•	our team enjoys our work and co-workers and this enthusiasm resonates both internally and externally;
•	we are on the leading edge of service, always innovating to add value to our customers;
•	our information and resources can be easily adapted to analyze and monitor what is most important in a changing environment;
•	our financial health is strong, generating excess cash flows and growing profitability year-after-year with a culture that is cost-and environmentally-conscious; and
•	we train, build, and develop our employees through perpetual learning opportunities to enhance their skill sets, allowing us to maximize potential of our talented people.

In light of our mission and vision, we currently define our most important goals as follows:
•
Improving financial performance. To improve our financial performance, we have developed and deployed several strategies, including profitable, revenue growth, improved asset utilization and return on capital, and cost reductions. We measure our performance on these strategies by Adjusted EBITDA, Adjusted Operating Ratio, revenue growth, EPS, and return on invested capital. In this regard, we have identified numerous specific activities as outlined in “Our Growth Strategy” section above. We also engage all of our sales personnel in specific planning of month-by-month volume and rate goals for each of their major customers and identify specific, controllable operating metrics for each of our terminal managers.

•
Improving driver, non-driver, and owner-operator satisfaction. We realize we are only as good as our people. We believe that a thoroughly engaged workforce is safer, more productive, and more creative and yields higher retention in response to being heard, valued, and given opportunities to grow and develop. By unleashing the talent of our people we can meet and exceed our organizational goals while enabling our employees to increase their own potential. To achieve this environment, we have implemented initiatives targeted at each group to improve internal customer service and recognition of results, and we have deployed leadership training and other tools to enhance feedback, mutual understanding, and our leadership practices.

•
Improving safety culture. Safety is foundational in what we do, and it cannot be compromised in pursuit of profit or convenience. Safety not only impacts our financial results, but the lives of our people and our communities. Producing Best in Class safety results can only come out of instilling a safety mindset at all levels of our organization. In this effort we are working to enhance the effectiveness of safety communications and feedback, increase recognition of safe behavior, build methodologies that support good choices, ensure that our core values are known and understood by our people, and expand the training of our safety professionals.

Operations
We strive to provide what we believe are timely, efficient, safe, and cost effective transportation solutions that help our customers better manage their transportation needs. Our broad spectrum of services includes the following:
•
General truckload service. Our general truckload service consists of one-way movements over irregular routes throughout the United States and in Canada through dry van, temperature controlled, flatbed, or specialized trailers, as well as drayage operations, using both company tractors and owner-operator tractors. Our regional terminal network and operating systems enable us to enhance driver recruitment and retention by maintaining open communication lines with our drivers and by planning loads and routes that will regularly return drivers to their homes. Our operating systems provide access to current information regarding driver and equipment status and location, special load and equipment instructions, routing, and dispatching. These systems enable our operations to match available equipment and drivers to available loads and plan future loads based on the intended destinations. Our operating systems also facilitate the scheduling of regular equipment maintenance and fueling at our terminals or other locations, as appropriate, which also enhance productivity and asset utilization while reducing empty miles and repair costs.

•
Dedicated truckload service. Through our dedicated truckload service, we devote exclusive use of equipment and offer tailored solutions under long-term contracts, generally with higher operating margins and lower driver turnover. Dedicated truckload service allows us to provide tailored solutions to meet specific customer needs. Our dedicated operations use our terminal network, operating systems, and for-hire freight volumes to source backhaul opportunities to improve asset utilization and reduce deadhead miles. In our dedicated operations, we typically provide transportation professionals on-site at each customer’s facilities and have a centralized team of transportation engineers to design transportation solutions to support private fleet conversions and/or augment customers’ transportation requirements.

•
Cross-border Mexico/U.S. truckload service. Our growing cross-border, Mexico truckload business includes service through Trans-Mex, our wholly-owned subsidiary, which is one of the largest trucking companies in Mexico. Our Mexican operations primarily haul through commercial border crossings from Laredo, Texas westward to California. Through Trans-Mex, we can move freight efficiently across the U.S.-Mexico border, and our integrated systems allow customers to track their goods from origin to destination. Our revenue from Mexican operations was approximately $68 million, $61 million, and $62 million in the years ended December 31, 2010, 2009 and 2008, respectively, in each case prior to intercompany eliminations. As of December 31, 2010 and 2009, the total U.S. dollar book value of our Mexico operations long-lived assets was $48.5 million and $46.9 million, respectively.

•
Rail intermodal service. Our rail intermodal business involves arranging for rail service for primary freight movement and related drayage service and requires lower tractor investment than general truckload service, making it one of our less asset-intensive businesses. At December 31, 2010, we offered “Trailer-on-Flat-Car” through our approximately 49,000 trailers and “Container-on-Flat-Car” through a dedicated fleet of 4,800 53-foot containers. We offer these products to and from 82 active rail ramps located across the United States and Canada. We operate our own drayage fleet and have contracts with over 350 drayage operators across North America.

•
Non-asset based freight brokerage and logistics management services. Through our freight brokerage and logistics management services, we offer our transportation management expertise and/or arrange for other trucking companies to haul freight that does not fit our network, earning us a revenue share with little investment. Our freight brokerage and logistics management services enable us to offer capacity to meet seasonal demands and surges.

•
Other revenue generating services. In addition to the services referenced above, our services include providing tractor leasing arrangements through IEL to owner-operators, underwriting insurance through our wholly-owned captive insurance companies, and providing repair services through our maintenance and repair shops to owner-operators and other third parties.

We offer our services on a local, regional, and transcontinental basis through an established network of 34 major regional terminals and facilities located near key population centers, often in close proximity to major customers. Our fleet size and terminal network allow us to commit significant capacity to major shippers in multiple markets, while still achieving efficiencies, such as rapid customer response and fewer deadhead miles, associated with traffic density in most of our regions.
The achievement of significant regular freight volumes on high-density routes and the ability to achieve better shipment scheduling over these routes are key elements of our operating strategy. We employ network management tools to manage the complexity of operating in short-to-medium-haul traffic lanes throughout North America. Network management tools focus on four key elements:
•	Velocity — how efficiently revenue is generated in light of the time between pickup and delivery of the load;
•	Price — how the load is rated on a revenue per mile basis;
•	Lane flow — how the lane fits in our network based on relative strength of origin and destination markets; and
•	Seasonality — how consistent the freight demand is throughout the year.
We invest in sophisticated technologies and systems that allow us to increase the utilization of our assets and our operating efficiency, improve customer satisfaction, and communicate critical information to our drivers. In virtually all of our trucks, we have installed Qualcommtm onboard, two-way satellite communication systems. This communication system links drivers to regional terminals and corporate headquarters, allowing us to alter routes rapidly in response to customer requirements and weather conditions and to eliminate the need for driver detours to report problems or delays. This system allows drivers to inform dispatchers and driver managers of the status of routing, loading and unloading, or the need for emergency repairs. We believe our customers, our drivers, and our company benefit from this investment through service-oriented items such as on-time deliveries, continuous tracking of loads, updating of customer commitments, rapid in-cab communication of routing, fueling, and delivery instructions, and our integrated service offerings that support a paperless, electronic environment from tender of loads to collection of accounts. We are in the process of upgrading our fleet to the Qualcomm MCP-200, which we believe will provide additional benefits such as electronic, on-board recorders, text-to-voice messaging, turn-by-turn directions designed specifically for our industry, and video streaming to enhance communications with our drivers. Based on our initial testing we have found that the link between the electronic, on-board recorders and our planning systems have afforded us additional productivity as we are able to more efficiently plan and dispatch our drivers to utilize more of their available driving hours. In addition, other features of the device, such as, text-to-messaging and turn-by-turn directions, have also helped to improve productivity and driver satisfaction. We are targeting to have the conversion to electronic, on-board recorders complete by December 31, 2011. We reduce costs through programs that manage equipment maintenance, select fuel purchasing locations in our nationwide network of terminals and approved truck stops, and inform us of inefficient or undesirable driving behaviors that are monitored and reported through electronic engine sensors. We believe our technologies and systems are superior to those employed by most of our smaller competitors.

Our trailers and containers are virtually all equipped with Qualcommtm trailer-tracking devices, which allow us, via satellite, to monitor locations of empty and loaded equipment, as well as to receive notification if a unit is moved outside of the electronic geofence encasing each piece of equipment. This enables us to more efficiently utilize equipment, by identifying unused units, and enhances our ability to charge for units detained by customers. This technology has enabled us to reduce theft as well as to locate units hijacked with merchandise on board.
Owner-Operators
In addition to the company drivers we employ, we enter into contracts with owner-operators. Owner-operators operate their own tractors (although some employ drivers they hire) and provide their services to us under contractual arrangements. They are responsible for most ownership and operating expenses and are compensated by us primarily on a rate per mile basis. By operating safely and productively, owner-operators can improve their own profitability and ours. We believe that our owner-operator fleet provides significant advantages that primarily arise from the motivation of business ownership. Owner-operators tend to be more experienced, produce more miles-per-truck per-week, and cause fewer accidents-per-million miles than average company drivers, thus providing better profitability and financial returns. As of December 31, 2010, owner-operators comprised approximately 24% of our total fleet, as measured by tractor count. If we are unable to continue to contract with a sufficient number of owner-operators or fleet operators, it could adversely affect our operations and profitability.
We provide tractor financing to independent owner-operators through our subsidiary, IEL. IEL generally leases premium equipment from the original equipment manufacturers and subleases the equipment to owner-operators. The owner-operators are qualified based on their driving and safety records. In our experience, we have lower turnover among owner-operators who obtain their financing through IEL than with our other owner-operators and our company drivers. In the event of default, IEL regains possession of the tractor and subleases it to a replacement owner-operator.
Additional services offered to owner-operators include insurance, maintenance, and fuel pass-throughs. Through our wholly-owned insurance captive subsidiary, Mohave Transportation Insurance Company, or Mohave, we offer owner-operators occupational-accident, physical damage, and other types of insurance. Owner-operators also are enabled to procure maintenance services at our in-house shops and fuel at our terminals. We believe we provide these services at competitive and attractive prices to our owner-operators that also enable us to earn additional revenue and margin.
Customers and Marketing
Customer satisfaction is an important priority for us, which is demonstrated by the 20 “carrier of the year” or similar awards we received from customers in 2009 and the 24 awards we received in 2010. Such achievements have helped us maintain a large and stable customer base featuring Fortune 500 and other leading companies from a number of different industries. The principal types of freight we transport include discount and other retail merchandise, perishable and non-perishable food, beverages and beverage containers, paper and packaging products, consumer non-durable products, manufactured goods, automotive goods, and building materials. Consistent with industry practice, our typical customer contracts (other than dedicated contracts) do not guarantee shipment volumes by our customers or truck availability by us. This affords us and our customers some flexibility to negotiate rates up or down in response to changes in freight demand and industry-wide truck capacity. We believe our fleet capacity terminal network, customer service, and breadth of services offer a competitive advantage to major shippers, particularly in times of rising freight volumes when shippers must access capacity quickly across multiple facilities and regions.
We concentrate our marketing efforts on expanding the amount of service we provide to existing customers, as well as on establishing new customers with shipment needs that complement our terminal network and existing routes. At December 31, 2010, we had a sales staff of approximately 50 individuals across the United States and Mexico, who work closely with senior management to establish and expand accounts.
When soliciting new customers, we concentrate on attracting non-cyclical, financially stable organizations that regularly ship multiple loads from locations that complement traffic flows of our existing business. Customer shipping point locations are regularly monitored, and, as shipping patterns of existing customers expand or change, we attempt to obtain additional customers that will complement the new traffic flow. Through this strategy, we attempt to increase equipment utilization and reduce deadhead miles.
Our strategy of growing business with existing customers provides us with a significant base of revenue. For the years ended December 31, 2010, and 2009, respectively, our top 25 customers generated approximately 52% and 54% of our total revenue, and our top 200 customers accounted for approximately 87% and 89% of our total revenue.

Wal-Mart and its subsidiaries, our largest customer, and a customer we have had for over 20 years, accounted for approximately 10%, 10%, and 11% of our operating revenue for the years ended December 31, 2010, 2009, and 2008, respectively. No other customer accounted for more than 10% of our operating revenue during any of the three years ended December 31, 2010, 2009, or 2008.
Revenue Equipment
We operate a modern company tractor fleet to help attract and retain drivers, promote safe operations, and reduce maintenance and repair costs. We believe our modern fleet offers at least four key advantages over competitors with older fleets. First, newer tractors typically have lower operating costs. Second, newer tractors require fewer repairs and are available for dispatch more of the time. Third, newer tractors typically are more attractive to drivers. Fourth, we believe many competitors that allowed their fleets to age excessively will face a deferred capital expenditure spike accompanied by difficulty in replacing their tractors because new tractor prices have increased, the value received for the old tractors will be low, and financing sources have diminished. According to ACT Research, the average age of Class 8 trucks on the road is 6.7 years, whereas the average age of our fleet is 3.5 years. The following table shows the type and age of our owned and leased tractors and trailers at December 31, 2010:

Model Year	Tractors(1)	Trailers
2011	848	2,865
2010	529	110
2009	3,905	4,288
2008	3,170	1,813
2007	2,093	40
2006	372	5,445
2005	515	1,579
2004	244	1,087
2003	161	2,936
2002 and prior	386	28,829

Total	12,223	48,992

(1)	Excludes 3,876 owner-operator tractors.
We typically purchase tractors and trailers manufactured to our specifications. We follow a comprehensive maintenance program designed to reduce downtime and enhance the resale value of our equipment. In addition to our major maintenance facilities in Phoenix, Arizona, Memphis, Tennessee, and Greer, South Carolina, we perform routine servicing and maintenance of our equipment at most of our regional terminal facilities, in an effort to avoid costly on-road repairs and deadhead miles. The contracts governing our equipment purchases typically contain specifications of equipment, projected delivery dates, warranty terms, and trade or return conditions, and are typically cancelable upon 60 to 90 days’ notice without penalty.
Our current tractor trade-in cycle ranges from approximately 48 months to 72 months, depending on equipment type and usage. Management believes this tractor trade cycle is appropriate based on current maintenance costs, capital requirements, prices of new and used tractors, and other factors, but we will continue to evaluate the appropriateness of our tractor trade cycle. We balance the lower maintenance costs of a shorter tractor trade cycle against the lower capital expenditure and financing costs of a longer tractor trade cycle.
In addition, we seek to improve asset utilization by matching available tractors with tendered freight and using untethered trailer tracking to identify the location, loaded status, and availability for dispatch of our approximately 49,000 trailers and 4,800 intermodal containers. We believe this information enables our planners to manage our equipment more efficiently by enabling drivers to quickly locate the assigned trailer, reduce unproductive time during available hours of service, and bill for detention charges when appropriate. It also allows us to reduce cargo losses through trailer theft prevention, and to mitigate cargo claims through recovery of stolen trailers.

Employees
Terminal staff
Our larger terminals are staffed with terminal managers, fleet managers, driver managers, and customer service representatives. Our terminal managers work with driver managers, customer service representatives, and other operations personnel to coordinate the needs of both our customers and our drivers. Terminal managers also are responsible for soliciting new customers and serving existing customers in their areas. Each fleet manager supervises approximately five driver managers at our larger terminals. Each driver manager is responsible for the general operation of approximately 40 trucks and their drivers, focusing on driver retention, productivity per truck, routing, fuel consumption and efficiency, safety, and scheduled maintenance. Customer service representatives are assigned specific customers to ensure specialized, high-quality service and frequent customer contact.
Company drivers
All of our drivers must meet or exceed specific guidelines relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug and alcohol testing. Upon being hired, drivers are to be trained in our policies and operations, safety techniques, and fuel-efficient operation of the equipment. All new drivers must pass a safety test and have a current Commercial Drivers License, or CDL. In addition, we have ongoing driver efficiency and safety programs to ensure that our drivers comply with our safety procedures.
Senior management is actively involved in the development and retention of drivers. Recognizing the continuing need for qualified drivers, we have established five driver training academies across the U.S. Our academies are strategically located in areas where external driver-training organizations are lacking. In other areas of the U.S., we have contracted with driver-training schools, which are managed by outside organizations such as local community colleges. Candidates for the schools must be at least 23 years old with a minimum of a high school education or equivalent, pass a basic skills test, and pass the Department of Transportation, or DOT, physical examination, which includes drug and alcohol screening. Students are required to complete three weeks of instructor-led study/training and then spend a minimum of 240 behind-the-wheel hours, driving with an experienced trainer.
In order to attract and retain qualified drivers and promote safe operations, we purchase high quality tractors equipped with optional comfort and safety features, such as air ride suspension, air conditioning, high quality interiors, power steering, engine brakes, and raised-roof, double-sleeper cabs. We base our drivers at terminals and monitor each driver’s location on our computer system. We use this information to schedule the routing for our drivers so they can return home regularly. The majority of company drivers are compensated based on dispatched miles, loading/unloading, and number of stops or deliveries, plus bonuses. The driver’s base pay per mile increases with the driver’s length of experience, as augmented by the ranking system described below. Drivers employed by us are eligible to participate in company-sponsored health, life, and dental insurance plans and are eligible to participate in our 401(k) plan subject to customary enrollment terms.
We believe our driver-training programs, driver compensation, regionalized operations, trailer tracking, and late-model equipment provide important incentives to attract and retain qualified drivers. We have made a concerted effort to reduce the level of driver turnover and increase our driver satisfaction. We have recently implemented a driver ranking program that ranks drivers into five categories based on criteria for safety, legal operation, customer service, and number of miles driven. The higher rankings provide drivers with additional benefits and/or privileges, such as special recognition, the ability to self-select freight, and the opportunity for increased pay when pay raises are given. We monitor the effectiveness of our driver programs by measuring driver turnover and actively addressing issues that may cause driver turnover to increase. Given the recent recession and softness in the labor market since the beginning of 2008, voluntary driver turnover has been significantly lower than historical levels. We have taken advantage of this opportunity to upgrade our driving workforce, but no assurance can be given that a shortage of qualified drivers will not adversely affect us in the future.
Employment
As of December 31, 2010, we employed approximately 18,000 employees, of whom approximately 14,300 were drivers (including driver trainees), 1,300 were technicians and other equipment maintenance personnel, and the balance were support personnel, such as corporate managers and sales and administrative personnel. As of December 31, 2010, our 700 Trans-Mex drivers were our only employees represented by a union.

Safety and Insurance
We take pride in our safety-oriented culture and maintain an active safety and loss-prevention program at each of our terminals. We have terminal and regional safety management personnel that focus on loss prevention for their designated facilities. We also equip our tractors with many safety features, such as roll-over stability devices and critical-event recorders, to help prevent, or reduce the severity of, accidents.
We self-insure for a significant portion of our claims exposure and related expenses. We currently carry six main types of insurance, which generally have the following self-insured retention amounts, maximum benefits per claim, and other limitations:
•
automobile liability, general liability, and excess liability — $150.0 million of coverage per occurrence through October 31, 2010 and $200.0 million beginning November 1, 2010, subject to a $10.0 million per-occurrence, self-insured retention;

•
cargo damage and loss — $2.0 million limit per truck or trailer with a $10.0 million limit per occurrence; provided that there is a $250,000 limit for tobacco loads and a $250,000 self-insured retention for all perils;

•
property and catastrophic physical damage — $150.0 million limit for property and $100.0 million limit for vehicle damage, excluding over the road exposures, subject to a $1.0 million self-insured retention;

•
workers’ compensation/employers liability — statutory coverage limits; employers liability of $1.0 million bodily injury by accident and disease, subject to a $5.0 million self-insured retention for each accident or disease;

•
employment practices liability — primary policy with a $10.0 million limit subject to a $2.5 million self-insured retention; we also have an excess liability policy that provides coverage for the next $7.5 million of liability for a total coverage limit of $17.5 million; and

•
health care — we self-insure for the first $400,000 through December 31, 2010 and $500,000 beginning January 1, 2011, of each employee health care claim and maintain commercial insurance for the balance.

In June 2006, we started to insure certain casualty risks through our wholly-owned captive insurance company, Mohave. In addition to insuring a proportionate share of our corporate casualty risk, Mohave provides insurance coverage to certain of our and our affiliated companies’ owner-operators in exchange for insurance premiums paid to Mohave by the owner-operators. In February 2010, we initiated operations of a second wholly-owned captive insurance subsidiary, Red Rock Risk Retention Group, Inc., or Red Rock. Beginning in 2010, Red Rock and Mohave each insured a share of our automobile liability risk.
While under dispatch and furthering our business, our owner-operators are covered by our liability coverage and self-insurance retentions. However, each is responsible for physical damage to his or her own equipment, occupational accident coverage, liability exposure while the truck is used for non-company purposes, and, in the case of fleet operators, any applicable workers’ compensation requirements for their employees.
We regulate the speed of our company tractors to a maximum of 62 miles per hour and have adopted a speed limit of 68 miles per hour for owner-operator tractors through their contractual terms with us. These adopted speed limits are below the limits established by statute in many states. We believe our adopted speed limits reduce the frequency and severity of accidents, enhance fuel efficiency, and reduce maintenance expense, when compared to operating without our imposed speed limits. Substantially all of our company tractors are equipped with electronically-controlled engines that are set to limit the speed of the vehicle.
Fuel
We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies and reduce our fuel costs. In 2010, we purchased approximately 17% of our fuel in bulk at 36 Swift and dedicated customer locations across the United States and Mexico and substantially all of the rest of our fuel through a network of retail truck stops with which we have negotiated volume purchasing discounts. The volumes we purchase at terminals and through the fuel network vary based on procurement costs and other factors. We seek to reduce our fuel costs by routing our drivers to truck stops when fuel prices at such stops are cheaper than the bulk rate paid for fuel at our terminals. We store fuel in underground storage tanks at four of our bulk fueling terminals and in above-ground storage tanks at our other bulk fueling terminals. In addition, we store fuel for our use at the Salt Lake City, Utah and Houston, Texas terminal locations of Central Refrigerated Services, Inc., or Central Refrigerated, and Central Freight Lines, Inc., respectively, which are transportation companies controlled by Mr. Moyes. We believe that we are in substantial compliance with applicable environmental laws and regulations relating to the storage of fuel.

Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a material adverse effect on our operations and profitability. In response to increases in fuel costs, we utilize a fuel surcharge program to pass on the majority of the increases in fuel costs to our customers. We believe that our most effective protection against fuel cost increases is to maintain a fuel-efficient fleet and to continue our fuel surcharge program. However, there can be no assurance that fuel surcharges will adequately cover potential future increases in fuel prices. We generally have not used derivative instruments as a hedge against higher fuel costs in the past, but continue to evaluate this possibility. We have contracted with some of our fuel suppliers to buy limited quantities of fuel at a fixed price or within banded pricing for a specific period, usually not exceeding twelve months, to mitigate the impact of rising fuel costs on miles not covered by fuel surcharges.
Seasonality
In the transportation industry, results of operations generally show a seasonal pattern. As customers ramp up for the holiday season at year-end, the late third and fourth quarters have historically been our strongest volume quarters. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter for us than the other three quarters. In 2008 and 2009, the traditional surge in volume in the third and fourth quarters did not occur due to the economic recession while the increase in volumes in the second half of 2010 was muted as a result of the sharp increase in demand in the second quarter of 2010. In the eastern and midwestern United States, and to a lesser extent in the western United States, during the winter season, our equipment utilization typically declines and our operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather sometimes creating higher accident frequency, increased claims, and more equipment repairs. Our revenue also may be affected by bad weather and holidays as a result of curtailed operations or vacation shutdowns, because our revenue is directly related to available working days of shippers. From time to time, we also suffer short-term impacts from weather-related events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could harm our results of operations or make our results of operations more volatile.
Regulation
Our operations are regulated and licensed by various government agencies in the United States, Mexico, and Canada. Our company drivers and owner-operators must comply with the safety and fitness regulations of the DOT, including those relating to drug- and alcohol-testing and hours-of-service. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, driver eligibility requirements, on-board reporting of operations, ergonomics, and other matters affecting safety or operating methods. Other agencies, such as the Environmental Protection Agency, or EPA, and DHS, also regulate our equipment, operations, and drivers.
The DOT, through the Federal Motor Carrier Administration, imposes safety and fitness regulations on us and our drivers. Rules that limit driver hours-of-service were adopted by the FMCSA in 2004 and subsequently modified in 2005 before portions of the rules were vacated by a federal court in July 2007. Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the “34-hour restart,” which allowed drivers to restart calculations of the weekly time limits after the driver had at least 34 consecutive hours off duty. In November 2008, the FMCSA published its final rule, which retains the 11-hour driving day and the 34-hour restart. However, advocacy groups have continually challenged the final rule, and the hours-of-service rules are still under review by the FMCSA. In April 2010, the FMCSA issued a final rule applicable to carriers with a history of serious hours-of-service violations, which includes new performance standards for electronic, on-board recorders (which record information relating to hours-of-service, among other information) installed on or after June 4, 2012. In September 2010, the U.S. Court of Appeals for the District of Columbia Circuit ordered the FMCSA to issue a proposed rule by the end of 2010 on supporting documents for hours-of-service compliance. The FMCSA submitted a proposed rule which, among other things, considers a potential reduction in the driving day from 11 hours to 10 hours and proposes additional specified break times within the 34 hour restart period which could limit driver availability. It is anticipated that a final rule will be proposed in 2011. If and when a final rule is submitted, there will be a grace period allowing companies to adjust prior to full implementation. We believe a decision to significantly change the hours-of-service final rule would decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.

CSA introduces a new enforcement and compliance model that will rank both fleets and individual drivers on seven categories of safety-related data and will eventually replace the current Safety Status measurement system, or SafeStat. The seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories, or BASICs, include Unsafe Driving, Fatigued Driving (Hours-of-Service), Driver Fitness, Controlled Substances/Alcohol, Vehicle Maintenance, Cargo-Related, and Crash Indicator. Under the new regulations, the proposed methodology for determining a carrier’s DOT safety rating will be expanded. Although certain BASICs information has been made available to carriers and the public, the current SafeStat measurement system will remain in effect until final rules for BASICs are adopted. There is currently no proposed rulemaking with respect to BASICs, but such rulemaking is anticipated sometime in 2011. Delays already have taken place in the implementation and enforcement dates. The published results of our CSA rankings preview score us in the acceptable level in each safety-related category, although these scores are preliminary and are subject to change by the FMCSA. There is a possibility that a worsening of our CSA rankings could lead to an adverse impact on our DOT safety rating, but we are preparing for CSA through evaluation of existing programs and training our drivers and potential drivers on CSA standards.
The FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. We currently have a satisfactory SafeStat DOT rating, which is the best available rating under the current safety rating scale. Under the revised rating system being considered by the FMCSA, our safety rating would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.
Finally, proposed FMCSA rules and practices followed by regulators may require carriers receiving adverse compliance reviews to install electronic, on-board recorders in their tractors (paperless logs). As noted under the heading “Operations” above, we are already in the process of installing new Qualcomm units on our tractors, which will include electronic, on-board recorders, in conjunction with our efforts to improve efficiency and communications with drivers and owner-operators.
The Transportation Security Administration, or TSA, has adopted regulations that require a determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or allow trucks to be idled. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our deadhead miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so.
We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, emissions from our vehicles and facilities, engine-idling, discharge and retention of storm water, and other environmental matters that involve inherent environmental risks. We have instituted programs to monitor and control environmental risks and maintain compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform internal environmental reviews. We are a Charter Partner in the EPA’s SmartWay Transport Partnership, a voluntary program promoting energy efficiency and air quality. We believe that our operations are in substantial compliance with current laws and regulations and do not know of any existing environmental condition that would reasonably be expected to have a material adverse effect on our business or operating results. If we are found to be in violation of applicable laws or regulations, we could be subject to costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a material adverse effect on our business and operating results.
We maintain bulk fuel storage and fuel islands at many of our terminals. We also have vehicle maintenance, repair, and washing operations at some of our facilities. Our operations involve the risks of fuel spillage or seepage, discharge of contaminants, environmental damage, and hazardous waste disposal, among others. Some of our operations are at facilities where soil and groundwater contamination have occurred, and we or our predecessors have been responsible for remediating environmental contamination at some locations.
We would be responsible for the cleanup of any releases caused by our operations or business, and in the past we have been responsible for the costs of clean up of cargo and diesel fuel spills caused by traffic accidents or other events. We transport a small amount of environmentally hazardous materials. We generally transport only hazardous material rated as low-to-medium-risk, and less than 1% of our total shipments contain any hazardous materials. If we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability. We have paid penalties for spills and violations in the past.

EPA regulations limiting exhaust emissions became effective in 2002 and became more restrictive for engines manufactured in 2007 and again for engines manufactured after January 1, 2010. On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration, or NHTSA, and the EPA to develop new, stricter fuel-efficiency standards for heavy trucks. On October 25, 2010, the NHTSA and the EPA proposed regulations that regulate fuel efficiency and greenhouse gas emissions beginning in 2014 through 2018. California adopted new performance requirements for diesel trucks, with targets to be met between 2011 and 2023. In December 2008, California also adopted new trailer regulations, which require all 53-foot or longer box-type trailers (dry vans and refrigerated vans) that operate at least some of the time in California (no matter where they are registered) to meet specific aerodynamic efficiency requirements when operating in California. California-based refrigerated trailers were required to register with California Air Regulations Board by July 31, 2009, and enforcement for those trailers began in August 2009. Beginning January 1, 2010, 2011 model year and newer 53-foot or longer box-type trailers subject to the California regulations were required to be either SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved, aerodynamic technologies. Beginning December 31, 2012, pre-2011 model year 53-foot or longer box-type trailers (with the exception of certain 2003 to 2008 refrigerated van trailers) must meet the same requirements as 2011 model year and newer trailers or have prepared and submitted a compliance plan, based on fleet size, that allows them to phase in their compliance over time. Compliance requirements for 2003 to 2008 refrigerated van trailers will be phased in between 2017 and 2019. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals. Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that will operate in California, may require us to retrofit certain of our pre-2011 model year trailers that operate in California, and could impair equipment productivity and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly-designed, diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.
Certain states and municipalities continue to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our operations.
In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us. The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas air quality standards. Federal and state lawmakers are also considering a variety of climate-change proposals. New greenhouse gas regulations could increase the cost of new tractors, impair productivity, and increase our operating expenses.
INTERNET WEB SITE
Our annual, quarterly and current reports, proxy statements and other information, including the amendments to those reports, are available, without charge, on our website, www.swifttrans.com, as soon as reasonably practicable after they are filed electronically with the SEC. In addition, our SEC filings are available over the internet at the SEC’s website at http://www.sec.gov. Information contained on our website is not part of this or any other report filed with or furnished to the SEC.

Item 1A.	Risk Factors
You should carefully consider the following risks, as well as the other information contained in this report when evaluating our business. If any of the following risks actually occur, our business, results of operations, or financial condition could be materially and adversely affected.
Risks Related to Our Business and Industry
Our business is subject to general economic and business factors affecting the truckload industry that are largely beyond our control, any of which could have a material adverse effect on our operating results.
The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a negative impact on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:
•	recessionary economic cycles, such as the period from 2007 to 2009;
•	changes in customers’ inventory levels and in the availability of funding for their working capital;
•	excess tractor capacity in comparison with shipping demand; and
•	downturns in customers’ business cycles.

The risks associated with these factors are heightened when the U.S. economy is weakened. Some of the principal risks during such times, which risks we experienced during the recent recession, are as follows:
•	we may experience low overall freight levels, which may impair our asset utilization;
•	certain of our customers may face credit issues and cash flow problems, as discussed below;
•	freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ freight demand;
•	customers may bid out freight or select competitors that offer lower rates from among existing choices in an attempt to lower their costs and we might be forced to lower our rates or lose freight; and
•	we may be forced to incur more deadhead miles to obtain loads.
Economic conditions that decrease shipping demand or increase the supply of tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. As a result of depressed freight volumes and excess truckload capacity in our industry, we experienced lower miles per tractor, freight rates, and freight volumes in recent periods, all of which negatively impacted our results. Another period of declining freight rates and volumes, a prolonged recession, or general economic instability could result in further declines in our results of operations, which declines may be material.
We also are subject to cost increases outside our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, driver wages, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment, and healthcare for our employees.
In addition, events outside our control, such as strikes or other work stoppages at our facilities or at customer, port, border, or other shipping locations, or actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements could lead to reduced economic demand, reduced availability of credit, or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.
We operate in the highly competitive and fragmented truckload industry, and our business and results of operations may suffer if we are unable to adequately address downward pricing and other competitive pressures.
We compete with many truckload carriers and, to a lesser extent, with less-than-truckload carriers, railroads, and third-party logistics, brokerage, freight forwarding, and other transportation companies. Additionally, some of our customers may utilize their own private fleets rather than outsourcing loads to us. Some of our competitors may have greater access to equipment, a wider range of services, greater capital resources, less indebtedness, or other competitive advantages. Numerous competitive factors could impair our ability to maintain or improve our profitability. These factors include the following:
•
many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth in the economy, which may limit our ability to maintain or increase freight rates or to maintain or expand our business or may require us to reduce our freight rates;

•	some of our customers also operate their own private trucking fleets and they may decide to transport more of their own freight;
•	some shippers have reduced or may reduce the number of carriers they use by selecting core carriers as approved service providers and in some instances we may not be selected;
•	many customers periodically solicit bids from multiple carriers for their shipping needs and this process may depress freight rates or result in a loss of business to competitors;
•
the continuing trend toward consolidation in the trucking industry may result in more large carriers with greater financial resources and other competitive advantages, and we may have difficulty competing with them;

•
advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments;

•	higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation;
•	competition from freight logistics and brokerage companies may negatively impact our customer relationships and freight rates; and
•	economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve such carriers’ ability to compete with us.
We have several major customers, the loss of one or more of which could have a material adverse effect on our business.
A significant portion of our revenue is generated from a number of major customers, the loss of one or more of which could have a material adverse effect on our business. For the year ended December 31, 2010, our top 25 customers, based on revenue, accounted for approximately 52% of our revenue; our top 10 customers, approximately 36% of our revenue; our top 5 customers, approximately 27% of our revenue; and our largest customer, Wal-Mart and its subsidiaries, accounted for approximately 10% of our revenue. A substantial portion of our freight is from customers in the retail and discount retail sales industries. As such, our volumes are largely dependent on consumer spending and retail sales, and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration.
Economic conditions and capital markets may adversely affect our customers and their ability to remain solvent. Our customers’ financial difficulties can negatively impact our results of operations and financial condition and our ability to comply with the covenants in our debt agreements and accounts receivable securitization agreements, especially if they were to delay or default on payments to us. Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot assure you that our customer relationships will continue as presently in effect. Our dedicated business is generally subject to longer term written contracts than our non-dedicated business; however, certain of these contracts contain cancellation clauses and there is no assurance any of our customers, including our dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. A reduction in or termination of our services by one or more of our major customers, including our dedicated customers, could have a material adverse effect on our business and operating results.
We may not be able to sustain the cost savings realized as part of our recent cost reduction initiatives.
In 2008 and 2009, we implemented cost reduction initiatives that resulted in over $250 million of annualized cost savings, many of which we expect to result in ongoing savings. The cost savings entail several elements, including reducing our tractor fleet by 17.2%, improving fuel efficiency, improving our tractor to non-driver ratio, suspending bonuses and 401(k) matching, streamlining maintenance and administrative functions, improving safety and claims management, and limiting discretionary expenses. However, in recent periods we have experienced an increase in expenses related to headcount, compensation, and employee benefits, such as the reinstatement of our 401(k) matching contribution and the accrual of bonuses in 2010, as competition for employees and expenses relating to driving more miles has increased and the economy has improved. Our maintenance expenses also would be expected to increase to the extent average miles driven increases and our fleet ages.
We may not be successful in achieving our strategy of growing our revenue.
Our current goals include increasing revenue in excess of 10% over the next several years, including by growing our current service offerings. While we currently believe we can achieve these stated goals through the implementation of various business strategies, there can be no assurance that we will be able to effectively and successfully implement such strategies and realize our stated goals. Our goals may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our service offerings, pursue new customer opportunities, manage the operations and expenses of new or growing service offerings, or otherwise achieve growth of our service offerings. Further, we may not achieve profitability from our new service offerings. There is no assurance that successful execution of our business strategies will result in us achieving our current business goals.

We have a recent history of net losses.
For the years ended December 31, 2008, 2009, and 2010, we incurred net losses of $146.6 million, $435.6 million (including $324.8 million to recognize deferred income taxes upon our election to be taxed as a subchapter C corporation), and $125.4 million, respectively. Achieving profitability depends upon numerous factors, including our ability to increase our trucking revenue per tractor, expand our overall volume, and control expenses. We might not achieve profitability or, if we do, we may not be able to sustain or increase profitability in the future.
Fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase commitments, and surcharge collection may increase our costs of operation, which could materially and adversely affect our profitability.
Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, depreciation of the dollar against other currencies, and hurricanes and other natural or man-made disasters, such as the oil spill in the Gulf of Mexico in 2010, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand in developing countries, including China, and could be adversely impacted by the use of crude oil and oil reserves for other purposes and diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages, or supply disruptions could materially and adversely affect our results of operations and financial condition.
Fuel also is subject to regional pricing differences and often costs more on the West Coast and in the Northeast, where we have significant operations. Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have an adverse effect on our operations and profitability. We obtain some protection against fuel cost increases by maintaining a fuel-efficient fleet and a compensatory fuel surcharge program. We have fuel surcharge programs in place with the vast majority of our customers, which have helped us offset the majority of the negative impact of rising fuel prices associated with loaded or billed miles. However, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those associated with deadhead miles, or the time when our engines are idling. Because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising, leading to fluctuations in our levels of reimbursement; and our levels of reimbursement have fluctuated in the past. Further, during periods of low freight volumes, shippers can use their negotiating leverage to impose less compensatory fuel surcharge policies. There can be no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective.
We have not used derivatives to mitigate volatility in our fuel costs, but periodically evaluate their possible use. We have contracted with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specific period, usually not exceeding twelve months, to mitigate the impact of rising fuel costs. However, these purchase commitments only cover a small portion of our fuel consumption and, accordingly, our results of operations could be negatively impacted by fuel price fluctuations.
Increased prices for new revenue equipment, design changes of new engines, volatility in the used equipment sales market, and the failure of manufacturers to meet their sale or trade-back obligations to us could adversely affect our financial condition, results of operations, and profitability.
We have experienced higher prices for new tractors over the past few years. The resale value of the tractors and the residual values under arrangements we have with manufacturers have not increased to the same extent. In addition, the engines used in tractors manufactured in 2010 and after are subject to more stringent emissions control regulations issued by the Environmental Protection Agency, or EPA. Compliance with such regulations has increased the cost of the tractors, and resale prices or residual values may not increase to the same extent. Accordingly, our equipment costs, including depreciation expense per tractor, are expected to increase in future periods. As with any engine redesign, there is a risk that the newly designed 2010 diesel engines will have unforeseen problems. Additionally, we have not operated many of the new 2010 diesel engines, so we cannot be certain how they will operate.
Many engine manufacturers are using selective catalytic reduction, or SCR, equipment to comply with the EPA’s 2010 diesel engine emissions standards. SCR equipment requires a separate urea-based liquid known as diesel exhaust fluid, which is stored in a separate tank on the truck. If the new tractors we purchase are equipped with SCR technology and require us to use diesel exhaust fluid, we will be exposed to additional costs associated with the price and availability of diesel exhaust fluid, the weight of the diesel exhaust fluid tank and SCR system, and additional maintenance costs associated with the SCR system. Additionally, we may need to train our drivers to use the new SCR equipment. Problems relating to the new 2010 engines or increased costs associated with the new 2010 engines resulting from regulatory requirements or otherwise could adversely impact our business.

A depressed market for used equipment could require us to trade our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements. Used equipment prices are subject to substantial fluctuations based on freight demand, supply of used trucks, availability of financing, the presence of buyers for export to countries such as Russia and Brazil, and commodity prices for scrap metal. We took impairment charges related to the value of certain tractors and trailers in 2007, 2008, and the first quarter of 2010. If there is another deterioration of resale prices, it could have a material adverse effect on our business and operating results. Trades at depressed values and decreases in proceeds under equipment disposals and impairments of the carrying values of our revenue equipment could adversely affect our results of operations and financial condition.
We lease or finance certain revenue equipment under leases that are structured with balloon payments at the end of the lease or finance term equal to the value we have contracted to receive from the respective equipment manufacturers upon sale or trade back to the manufacturers. To the extent we do not purchase new equipment that triggers the trade back obligation, or the manufacturers of the equipment do not pay the contracted value at the end of the lease term, we could be exposed to losses for the amount by which the balloon payments owed to the respective lease or finance companies exceed the proceeds we are able to generate in open market sales of the equipment. In addition, if we purchase equipment subject to a buy-back agreement and the manufacturer refuses to honor the agreement or we are unable to replace equipment at a reasonable price, we may be forced to sell such equipment at a loss.
We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a material adverse effect on our operations and profitability.
We operate in the United States throughout the 48 contiguous states pursuant to operating authority granted by the U.S. Department of Transportation, or DOT, in Mexico pursuant to operating authority granted by Secretarìa de Communiciones y Transportes, and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces. Our company drivers and owner-operators also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, and other matters affecting safety or operating methods. The DOT is currently engaged in a rulemaking proceeding regarding drivers’ hours-of-service, and the result could negatively impact utilization of our equipment. The FMCSA was recently ordered by the U.S. Court of Appeals for the District of Columbia Circuit to issue a proposed rule by the end of 2010 on supporting documents for hours-of-service compliance. The FMCSA submitted a proposed rule which, among other things, considers a potential reduction in the driving day from 11 hours to 10 hours and proposes additional specified break times within the 34 hour restart period which could limit driver availability. It is anticipated that a final rule will be proposed in 2011. If and when a final rule is submitted, there will be a grace period allowing companies to adjust prior to full implementation. Other agencies, such as the EPA and the DHS, also regulate our equipment, operations, and drivers. Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.
In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration, or TSA, has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time and our deadhead miles on customer orders. As a result, it is possible that we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.
During 2010, the FMCSA launched CSA, a new enforcement and compliance model implementing driver standards in addition to our current standards. As discussed more fully below, CSA may reduce the number of eligible drivers and/or negatively impact our fleet safety ranking.

In addition, our operations are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal, and handling of hazardous materials, discharge of wastewater and storm water, and with waste oil and fuel storage tanks. Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of our facilities have waste oil or fuel storage tanks and fueling islands. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a material adverse effect on our business and operating results.
EPA regulations limiting exhaust emissions became more restrictive in 2010. On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration, or NHTSA, and the EPA to develop new, stricter fuel efficiency standards for heavy trucks, beginning in 2014. On October 25, 2010, the NHTSA and the EPA proposed regulations that regulate fuel efficiency and greenhouse gas emissions beginning in 2014. In December 2008, California adopted new performance requirements for diesel trucks, with targets to be met between 2011 and 2023, and California also has adopted aerodynamics requirements for certain trailers. These regulations, as well as proposed regulations or legislation related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gas, could adversely affect our operations and financial results. In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us. The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas emission limits. Federal and state lawmakers also are considering a variety of climate-change proposals. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.
In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle. These restrictions could force us to alter our drivers’ behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.
From time to time, various federal, state, or local taxes are increased, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our profitability.
CSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.
Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The proposed methodology for determining a carrier’s DOT safety rating has been expanded, and as a result, certain current and potential drivers may no longer be eligible to drive for us, and our safety rating could be adversely impacted. We recruit and retain a substantial number of first-time drivers, and these drivers may have a higher likelihood of creating adverse safety events under CSA. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, and could cause our customers to direct their business away from us and to carriers with higher fleet rankings, which would adversely affect our results of operations.
Although certain CSA information has been made available to carriers and the public, the current SafeStat measurement system will remain in effect until final rulemaking on CSA is completed. There is currently no current proposed rulemaking with respect to CSA but such rulemaking is anticipated sometime in 2011. Rulemaking and enforcement have already been delayed and may be subject to further change. The published results of our CSA rankings score us in the acceptable level in each safety- related category, although these scores are preliminary and are subject to change by the FMCSA. There is a possibility that a worsening of our CSA rankings could lead to an adverse impact on our DOT safety rating, but we are preparing for CSA through evaluation of existing programs and training our drivers and potential drivers on CSA standards.
The FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. We currently have a satisfactory DOT rating, which is the best available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business because some of our customer contracts require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations. In addition, there is a possibility that a drop to conditional status could affect our ability to self-insure for personal injury and property damage relating to the transportation of freight, which could cause our insurance costs to increase. Under the revised rating system being considered by the FMCSA, our safety rating would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.

Finally, proposed FMCSA rules and practices followed by regulators may require carriers to install electronic, on-board recorders in their tractors a) if they experience unfavorable compliance with rules or receive an adverse change in safety rating or b) under an announced rulemaking which could require all carriers to equip all tractors with electronic, on-board recorders by 2015. As noted under the heading “Operations” in Item 1 above, we are already in the process of installing new Qualcomm units on our tractors, which will include electronic, on-board recorders, in conjunction with our efforts to improve efficiency and communications with drivers and owner-operators. However, such installation could cause an increase in driver turnover, adverse information in litigation, cost increases, and decreased asset utilization.
Increases in driver compensation or other difficulties attracting and retaining qualified drivers could adversely affect our profitability and ability to maintain or grow our fleet.
Like many truckload carriers, from time to time we have experienced difficulty in attracting and retaining sufficient numbers of qualified drivers, including owner-operators, and such shortages may recur in the future. Recent driver shortages have resulted in increased hiring expenses, including recruiting and advertising. Because of the intense competition for drivers, we may face difficulty maintaining or increasing our number of drivers. Due in part to the economic recession, we reduced our driver pay in 2009. The compensation we offer our drivers and owner-operators is subject to market conditions and we have recently increased and may in future periods increase driver and owner-operator compensation, which will be more likely to the extent that economic conditions improve. In addition, like most in our industry, we suffer from a high turnover rate of drivers, especially in the first 90 days of employment. Our high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to attract and retain a sufficient number of drivers, we could be required to adjust our compensation packages, or operate with fewer trucks and face difficulty meeting shipper demands, all of which could adversely affect our profitability and ability to maintain our size or grow.
We self-insure a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.
We self-insure a significant portion of our claims exposure and related expenses related to cargo loss, employee medical expense, bodily injury, workers’ compensation, and property damage and maintain insurance with licensed insurance companies above our limits of self-insurance. Our substantial self-insured retention of $10.0 million for bodily injury and property damage per occurrence and up to $5.0 million per occurrence for workers’ compensation claims can make our insurance and claims expense higher or more volatile. Additionally, with respect to our third-party insurance, we face the risks of increasing premiums and collateral requirements and the risk of carriers or underwriters leaving the trucking sector, which may materially affect our insurance costs or make insurance in excess of our self-insured retention more difficult to find, as well as increase our collateral requirements.
We accrue the costs of the uninsured portion of pending claims based on estimates derived from our evaluation of the nature and severity of individual claims and an estimate of future claims development based upon historical claims development trends. Actual settlement of the self-insured claim liabilities could differ from our estimates due to a number of uncertainties, including evaluation of severity, legal costs, and claims that have been incurred but not reported. Due to our high self-insured amounts, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if our estimates are revised or the claims ultimately prove to be more severe than originally assessed. Although we endeavor to limit our exposure arising with respect to such claims, we also may have exposure if carrier subcontractors under our brokerage operations are inadequately insured for any accident.
Since November 1, 2010, our liability coverage has had a maximum aggregate limit of $200.0 million, while the limit was $150.0 million prior to this date. If any claim were to exceed our aggregate coverage limit, we would bear the excess, in addition to our other self-insured amounts. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. Our insurance and claims expense could increase, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Our operating results and financial condition may be adversely affected if these expenses increase, we experience a claim in excess of our coverage limits, we experience a claim for which we do not have coverage, or we have to increase our reserves.
Insuring risk through our wholly-owned captive insurance companies could adversely impact our operations.
We insure a significant portion of our risk through our wholly-owned captive insurance companies, Mohave and Red Rock. In addition to insuring portions of our own risk, Mohave insures certain owner-operators in exchange for an insurance premium paid by the owner-operator to Mohave. As a risk retention group, Red Rock must insure at least two operating companies; accordingly, Red Rock insures us and Central Refrigerated, a company of which Jerry Moyes and certain of his affiliates are the ultimate owners, for a portion of its auto liability claims. The insurance and reinsurance markets are subject to market pressures. Our captive insurance companies’ abilities or needs to access the reinsurance markets may involve the retention of additional risk, which could expose us to volatility in claims expenses. Additionally, an increase in the number or severity of claims for which we insure could adversely impact our results of operations.

To comply with certain state insurance regulatory requirements, cash and cash equivalents must be paid to Red Rock and Mohave as capital investments and insurance premiums to be restricted as collateral for anticipated losses. Such restricted cash is used for payment of insured claims. In the future, we may continue to insure our automobile liability risk through our captive insurance subsidiaries, which will cause the required amount of our restricted cash, as recorded on our balance sheet, or other collateral, such as letters of credit, to rise. Significant future increases in the amount of collateral required by third-party insurance carriers and regulators would reduce our liquidity and could adversely affect our results of operations and capital resources.
Our wholly-owned captive insurance companies are subject to substantial government regulation.
State authorities regulate our insurance subsidiaries in the states in which they do business. These regulations generally provide protection to policy holders rather than stockholders. The nature and extent of these regulations typically involve items such as: approval of premium rates for insurance, standards of solvency and minimum amounts of statutory capital surplus that must be maintained, limitations on types and amounts of investments, regulation of dividend payments and other transactions between affiliates, regulation of reinsurance, regulation of underwriting and marketing practices, approval of policy forms, methods of accounting, and filing of annual and other reports with respect to financial condition and other matters. These regulations may increase our costs of regulatory compliance, limit our ability to change premiums, restrict our ability to access cash held in our captive insurance companies, and otherwise impede our ability to take actions we deem advisable.
We are subject to certain risks arising from doing business in Mexico.
We have a growing operation in Mexico, including through our wholly-owned subsidiary, Trans-Mex. As a result, we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. In addition, if we are unable to maintain our C-TPAT status, we may have significant border delays, which could cause our Mexican operations to be less efficient than those of competitor truckload carriers also operating in Mexico that obtain or continue to maintain C-TPAT status. We also face additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties imposed by the Mexican government, to the extent not preempted by the terms of North American Free Trade Agreement. Factors that substantially affect the operations of our business in Mexico may have a material adverse effect on our overall operating results.
Our use of owner-operators to provide a portion of our tractor fleet exposes us to different risks than we face with our tractors driven by company drivers.
We provide financing to certain of our owner-operators purchasing tractors from us. If we are unable to provide such financing in the future, due to liquidity constraints or other restrictions, we may experience a decrease in the number of owner-operators available to us. Further, if owner-operators operating the tractors we finance default under or otherwise terminate the financing arrangement and we are unable to find a replacement owner-operator, we may incur losses on amounts owed to us with respect to the tractor in addition to any losses we may incur as a result of idling the tractor.
During times of increased economic activity, we face heightened competition for owner-operators from other carriers. To the extent our turnover increases, if we cannot attract sufficient owner-operators, or it becomes economically difficult for owner-operators to survive, we may not achieve our goal of increasing the percentage of our fleet provided by owner-operators.
Pursuant to our owner-operator fuel reimbursement program, we absorb all increases in fuel costs above a certain level to protect our owner-operators from additional increases in fuel prices with respect to certain of our owner-operators. A significant increase or rapid fluctuation in fuel prices could significantly increase our purchased transportation costs due to reimbursement rates under our fuel reimbursement program becoming higher than the benefits to us under our fuel surcharge programs with our customers.
Our lease contracts with our owner-operators are governed by the federal leasing regulations, which impose specific requirements on us and our owner-operators. In the past, we have been the subject of lawsuits, alleging the violation of leasing obligations or failure to follow the contractual terms. It is possible that we could be subjected to similar lawsuits in the future, which could result in liability.

If our owner-operators are deemed by regulators or judicial process to be employees, our business and results of operations could be adversely affected.
Tax and other regulatory authorities have in the past sought to assert that owner-operators in the trucking industry are employees rather than independent contractors. Proposed federal legislation would make it easier for tax and other authorities to reclassify independent contractors, including owner-operators, as employees. Proposed legislation introduced in April 2010 would, among other things, increase the recordkeeping requirements for employers of independent contractors and heighten the penalties of employers who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. This legislation currently is being considered by committees in both the House and the Senate. Additionally, proposed legislation introduced in 2009 would abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized industry practice. This legislation also is currently being considered by committees in both the House and the Senate. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of owner-operators as employees would help states with this initiative. Further, class actions and other lawsuits have been filed against us and others in our industry seeking to reclassify owner-operators as employees for a variety of purposes, including workers’ compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If our owner-operators are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.
We are dependent on certain personnel that are of key importance to the management of our business and operations.
Our success depends on the continuing services of our founder, and Chief Executive Officer, Mr. Moyes. We currently do not have an employment agreement with Mr. Moyes. We believe that Mr. Moyes possesses valuable knowledge about the trucking industry and that his knowledge and relationships with our key customers and vendors would be very difficult to replicate.
In addition, many of our other executive officers are of key importance to the management of our business and operations, including our President, Richard Stocking, and our Chief Financial Officer, Virginia Henkels. We currently do not have employment agreements with any of our management. Our future success depends on our ability to retain our executive officers and other capable managers. Any unplanned turnover or our failure to develop an adequate succession plan for our leadership positions could deplete our institutional knowledge base and erode our competitive advantage. Although we believe we could replace key personnel given adequate prior notice, the unexpected departure of key executive officers could cause substantial disruption to our business and operations. In addition, even if we are able to continue to retain and recruit talented personnel, we may not be able to do so without incurring substantial costs.
We engage in transactions with other businesses controlled by Mr. Moyes, our Chief Executive Officer, and the interests of Mr. Moyes could conflict with the interests of our other stockholders.
We engage in multiple transactions with related parties. These transactions include providing and receiving freight services and facility leases with entities owned by Mr. Moyes and certain members of his family, the provision of air transportation services from an entity owned by Mr. Moyes and certain members of his family, and the acquisition of approximately 100 trailers from an entity owned by Mr. Moyes and certain members of his family in 2009. Because certain entities controlled by Mr. Moyes and certain members of his family operate in the transportation industry, Mr. Moyes’ ownership may create conflicts of interest or require judgments that are disadvantageous to stockholders in the event we compete for the same freight or other business opportunities. As a result, Mr. Moyes may have interests that conflict with our stockholders. We have adopted a policy relating to prior approval of related party transactions and our amended and restated certificate of incorporation contains provisions that specifically relate to prior approval for transactions with Mr. Moyes, the Moyes Affiliates, and any Moyes affiliated entities. However, we cannot assure you that the policy or these provisions will be successful in eliminating conflicts of interests.
Our amended and restated certificate of incorporation also provides that in the event that any of our officers or directors is also an officer or director or employee of an entity owned by or affiliated with Mr. Moyes or any of the Moyes Affiliates and acquires knowledge of a potential transaction or other corporate opportunity not involving the truck transportation industry or involving refrigerated transportation or less-than-truckload transportation, then, subject to certain exceptions, we shall not be entitled to such transaction or corporate opportunity and you should have no expectancy that such transaction or corporate opportunity will be available to us. See “Certain Relationships and Related Transactions, and Director Independence.”

Mr. Moyes may pledge or borrow against a portion of his Class B common stock, which may also cause his interests to conflict with the interests of our other stockholders and may adversely affect the trading price of our Class A Common Stock.
In the past, in order to fund the operations of or otherwise provide financing for some of Mr. Moyes’ other businesses, Mr. Moyes pledged substantially all of his ownership interest in our predecessor company and it is possible that the needs of these businesses in the future may cause him to sell or pledge shares of our Class B common stock.
Concurrently with our IPO in December 2010, Mr. Moyes and the Moyes Affiliates completed a private placement by a newly formed, unaffiliated trust, or the Trust, of $250.0 million of its mandatory common exchange securities (or $262.3 million of its mandatory common exchange securities following the exercise by the initial purchasers of their option to purchase additional securities in January 2011), herein referred to as the “Stockholder Offering.” Subject to certain exceptions, the Trust’s securities will be exchangeable into shares of our Class A common stock or alternatively settled in cash equal to the value of those shares of Class A common stock three years following December 15, 2010, the closing date of the Stockholder Offering. We did not receive any proceeds from the Stockholder Offering.
In connection with the Stockholder Offering, Mr. Moyes and the Moyes Affiliates pledged to the Trust 23.8 million shares of Class B common stock deliverable upon exchange of the Trust’s securities (or a number of shares of Class B common stock representing $262.3 million in value of shares of Class A common stock) three years following December 15, 2010, the closing of the Stockholder Offering, subject to Mr. Moyes’ and the Moyes Affiliates’ option to settle their obligations to the Trust in cash. Although Mr. Moyes and the Moyes Affiliates may settle their obligations to the Trust in cash three years following the closing date of the Stockholder Offering, any or all of the pledged shares could be converted into Class A common stock and delivered on such date in exchange for the Trust’s securities. Such pledges or sales of our common stock, or the perception that they may occur, may have an adverse effect on the trading price of our Class A common stock and may create conflicts of interests for Mr. Moyes. Although our board of directors has limited the right of employees or directors to pledge more than 20% of their family holdings to secure margin loans pursuant to our securities trading policy, there can be no assurance that such policy will not be changed under circumstances deemed by the board to be appropriate.
Mr. Moyes, our Chief Executive Officer, has substantial ownership interests in and guarantees related to several other businesses and real estate investments, which may expose Mr. Moyes to significant lawsuits or liabilities.
In addition to being our Chief Executive Officer and principal stockholder, Mr. Moyes is the principal owner of, and serves as chairman of the board of directors of Central Refrigerated, a temperature controlled truckload carrier, Central Freight Lines, Inc., an LTL carrier, SME Industries, Inc., a steel erection and fabrication company, Southwest Premier Properties, L.L.C. a real estate management company, and is involved in other business endeavors in a variety of industries and has made substantial real estate investments. Although Mr. Moyes devotes the substantial majority of his time to his role as Chief Executive Officer of Swift, the breadth of Mr. Moyes’ other interests may place competing demands on his time and attention.
In addition, in one instance of litigation arising from another business owned by Mr. Moyes, Swift was named as a defendant even though Swift was not a party to the transactions that were the subject of the litigation. It is possible that litigation relating to other businesses owned by Mr. Moyes in the future may result in Swift being named as a defendant and, even if such claims are without merit, that we will be required to incur the expense of defending such matters. In many instances, Mr. Moyes has given personal guarantees to lenders to the various businesses and real estate investments in which he has an ownership interest and in certain cases, the underlying loans are in default. In order to satisfy these obligations, Mr. Moyes intends to use a portion of the net proceeds he will receive from the Stockholder Offering and to sell various investments he holds. If Mr. Moyes is otherwise unable to raise the necessary amount of proceeds to satisfy his obligations to such lenders, he may be subject to significant lawsuits.
We depend on third parties, particularly in our intermodal and brokerage businesses, and service instability from these providers could increase our operating costs and reduce our ability to offer intermodal and brokerage services, which could adversely affect our revenue, results of operations, and customer relationships.
Our intermodal business utilizes railroads and some third-party drayage carriers to transport freight for our customers. In most markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads with which we have or in the future may have relationships could reduce or eliminate our ability to provide intermodal services in certain traffic lanes and is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness, and overall attractiveness of our rail-based services. Furthermore, railroads increase shipping rates as market conditions permit. Price increases could result in higher costs to our customers and reduce or eliminate our ability to offer intermodal services. In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, or obtain multiple providers, which could limit our ability to provide this service.

Our brokerage business is dependent upon the services of third-party capacity providers, including other truckload carriers. These third-party providers seek other freight opportunities and may require increased compensation in times of improved freight demand or tight trucking capacity. Our inability to secure the services of these third parties, or increases in the prices we must pay to secure such services, could have an adverse effect on our operations and profitability.
We are dependent on computer and communications systems, and a systems failure could cause a significant disruption to our business.
Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain our computer system at our Phoenix, Arizona headquarters, along with computer equipment at each of our terminals. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, natural disasters, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. Although we attempt to reduce the risk of disruption to our business operations should a disaster occur through redundant computer systems and networks and backup systems from an alternative location in Phoenix, this alternative location is subject to some of the same interruptions as may affect our Phoenix headquarters. In the event of a significant system failure, our business could experience significant disruption, which could impact our results of operations.
Efforts by labor unions could divert management attention and have a material adverse effect on our operating results.
Although our only collective bargaining agreement exists at our Mexican subsidiary, Trans-Mex, we always face the risk that our employees could attempt to organize a union. To the extent our owner-operators were re-classified as employees, the magnitude of this risk would increase. Congress or one or more states could approve legislation significantly affecting our businesses and our relationship with our employees, such as the proposed federal legislation referred to as the Employee Free Choice Act, which would substantially liberalize the procedures for union organization. Any attempt to organize by our employees could result in increased legal and other associated costs. In addition, if we entered into a collective bargaining agreement, the terms could negatively affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.
We may not be able to execute or integrate future acquisitions successfully, which could cause our business and future prospects to suffer.
Historically, a key component of our growth strategy has been to pursue acquisitions of complementary businesses. Although we currently do not have any acquisition plans, we expect to consider acquisitions from time to time in the future. If we succeed in consummating future acquisitions, our business, financial condition, and results of operations, may be negatively affected because:
•	some of the acquired businesses may not achieve anticipated revenue, earnings, or cash flows;
•	we may assume liabilities that were not disclosed to us or otherwise exceed our estimates;
•
we may be unable to integrate acquired businesses successfully and realize anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;

•	acquisitions could disrupt our ongoing business, distract our management, and divert our resources;
•	we may experience difficulties operating in markets in which we have had no or only limited direct experience;
•	there is a potential for loss of customers, employees, and drivers of any acquired company;
•	we may incur additional indebtedness; and
•	if we issue additional shares of stock in connection with any acquisitions, ownership of existing stockholders would be diluted.

Seasonality and the impact of weather and other catastrophic events affect our operations and profitability.
Our tractor productivity decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments after the winter holiday season. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and higher equipment repair expenditures. We also may suffer from weather-related or other events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could harm our results or make our results more volatile.
Our total assets include goodwill and other indefinite-lived intangibles. If we determine that these items have become impaired in the future, net income could be materially and adversely affected.
As of December 31, 2010, we had recorded goodwill of $253.3 million and certain indefinite-lived intangible assets of $181.0 million primarily as a result of the 2007 Transactions. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 350, “Intangibles — Goodwill and Other,” or Topic 350, we test goodwill and indefinite-lived intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Any excess in carrying value over the estimated fair value is charged to our results of operations. Our evaluations in 2010 and 2009 produced no indication of impairment of our goodwill or indefinite-lived intangible assets. Based on the results of our evaluation in 2008, we recorded a non-cash impairment charge of $17.0 million related to the decline in fair value of our Mexico freight transportation reporting unit resulting from the deterioration in truckload industry conditions as compared with the estimates and assumptions used in our original valuation projections used at the time of the partial acquisition of Swift Transportation in 2007. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.
Complying with federal securities laws as a public company is expensive, and we will incur significant time and expense enhancing, documenting, testing, and certifying our internal control over financial reporting. Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our Class A common stock.
As a public company, SEC rules require that our Chief Executive Officer and Chief Financial Officer periodically certify the existence and effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm will be required, beginning with our Annual Report on Form 10-K for our fiscal year ending on December 31, 2011, to attest to our assessment of our internal controls over financial reporting. This process will require significant documentation of policies, procedures, and systems, review of that documentation by our internal accounting staff and our outside auditors, and testing of our internal controls over financial reporting by our internal accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and expense, may strain our internal resources, and have an adverse impact on our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter.
During the course of our testing, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal controls over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the SEC material weaknesses in our system of internal controls. The existence of a material weakness would preclude management from concluding that our internal controls over financial reporting are effective and would preclude our independent auditors from issuing an unqualified opinion that our internal controls over financial reporting are effective. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the trading price of our Class A common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal controls over financial reporting, it may negatively impact our business, results of operations, and reputation.
Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. These sales also could make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate.

As of December 31, 2010, we have 73,300,000 outstanding shares of Class A common stock, excluding 6,050,000 Class A shares issued upon exercise of the underwriters’ over-allotment option in January 2011 and assuming no exercise of options outstanding as of the date of this report and 60,116,713 outstanding shares of Class B common stock, which are convertible into an equal number of shares of Class A common stock. All of the Class A shares are freely tradable, except that any shares purchased by “affiliates” (as that term is defined in Rule 144 under the Securities Act), only may be sold in compliance with the limitations described in Rule 144 under the Securities Act. Taking into consideration the effect of the lock-up agreements described below and the provisions of Rule 144 and Rule 701 under the Securities Act, the remaining shares of our common stock will be available for sale in the public market as follows:
•
73,300,000 shares are eligible for sale at December 31, 2010 (as well as an additional 6,050,000 Class A shares issued upon the exercise of the underwriters’ over-allotment option in January 2011); and

•	60,116,713 shares will be eligible for sale upon the expiration of the lock-up agreements described below.
We, our directors, executive officers, and the Moyes Affiliates have entered into lock-up agreements in connection with our initial public offering on December 15, 2010. The lock-up agreements expire 180 days after December 15, 2010, the date of the offering, subject to extension upon the occurrence of specified events. Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC may in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.
All of our outstanding Class B common stock is currently held by Mr. Moyes and the Moyes Affiliates on an aggregate basis. If such holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our Class A common stock or impede our ability to raise future capital.
In connection with the Stockholder Offering, Mr. Moyes and the Moyes Affiliates pledged to the Trust 23.8 million shares of Class B common stock deliverable upon exchange of the Trust’s securities (or a number of shares of Class B common stock representing $262.3 million in value of shares of Class A common stock) three years following December 15, 2010, the closing of the Stockholder Offering, subject to Mr. Moyes’ and the Moyes Affiliates’ option to settle their obligations to the Trust in cash. Although Mr. Moyes and the Moyes Affiliates have the option to settle their obligations to the Trust in cash three years following the closing date of the Stockholder Offering, any or all of the pledged shares could be converted into shares of Class A common stock and delivered upon exchange of the Trust’s securities. Any such shares delivered upon exchange will be freely tradable under the Securities Act. The sale of a large number of securities in the public market could reduce the trading price of our Class A common stock.
In addition, we have an aggregate of up to 12,000,000 shares of Class A common stock reserved for future issuances under our 2007 Omnibus Incentive Plan. Issuances of Class A common stock to our directors, executive officers, and employees pursuant to the exercise of stock options under our employee benefits arrangements will dilute your interest in us.
We currently do not intend to pay dividends on our Class A common stock or Class B common stock.
We currently do not anticipate paying cash dividends on our Class A common stock or Class B common stock. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends and other distributions in cash, stock, or property by Swift in the future will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in a new post-offering senior secured credit facility and the indenture governing our new senior second priority secured notes, capital requirements, and other factors.
Risks Related to Our Capital Structure
We have significant ongoing capital requirements that could harm our financial condition, results of operations, and cash flows if we are unable to generate sufficient cash from operations, or obtain financing on favorable terms.
The truckload industry is capital intensive. Historically, we have depended on cash from operations, borrowings from banks and finance companies, issuance of notes, and leases to expand the size of our terminal network and revenue equipment fleet and to upgrade our revenue equipment. We expect that capital expenditures to replace and upgrade our revenue equipment will increase from their low levels in 2009 to maintain or lower our current average company tractor age, to upgrade our trailer fleet that has increased in age over our historical average age, and as justified by increased freight volumes, to expand our company tractor fleet, tractors we lease to owner-operators, and our intermodal containers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

There continues to be concern over the stability of the credit markets. If the credit markets weaken, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases. If the credit markets erode, we may not be able to access our current sources of credit and our lenders may not have the capital to fund those sources. We may need to incur additional indebtedness or issue debt or equity securities in the future to refinance existing debt, fund working capital requirements, make investments, or for general corporate purposes. As a result of contractions in the credit market, as well as other economic trends in the credit market, we may not be able to secure financing for future activities on satisfactory terms, or at all.
In addition, the indentures for our new senior second priority secured notes provide that we may only incur additional indebtedness if, after giving effect to the new incurrence, a minimum fixed charge coverage ratio of 2.00:1.00 is met or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350 million at any one time. As of December 31, 2010, we had a fixed charge coverage ratio of 3.38:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing credit arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through allowed additional indebtedness and operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for the remainder 2011.
If we are unable to generate sufficient cash from operations, obtain sufficient financing on favorable terms in the future, or maintain compliance with financial and other covenants in our financing agreements in the future, we may face liquidity constraints or be forced to enter into less favorable financing arrangements or operate our revenue equipment for longer periods of time, any of which could reduce our profitability. Additionally, such events could impact our ability to provide services to our customers and may materially and adversely affect our business, financial results, current operations, results of operations, and potential investments.
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our new senior secured credit facility and our new senior secured second-lien notes.
As of December 31, 2010, our total indebtedness outstanding was approximately $1,945.6 million and our total stockholders’ deficit was $83.2 million. Our high degree of leverage could have important consequences, including:
•	increasing our vulnerability to adverse economic, industry, or competitive developments;
•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our new senior secured credit facility, are at variable rates of interest;
•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such indebtedness, including our new senior secured credit facility and the indentures governing our senior secured notes;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business, market conditions, or in the economy, and placing us at a competitive disadvantage compared with our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our Chief Executive Officer and the Moyes Affiliates control a large portion of our stock and have substantial control over us, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.
Our Chief Executive Officer, Mr. Moyes, and the Moyes Affiliates beneficially own approximately 45.1% of our outstanding common stock including 100% of our Class B common stock. On all matters with respect to which our stockholders have a right to vote, including the election of directors, the holders of our Class A common stock are entitled to one vote per share, and the holders of our Class B common stock are entitled to two votes per share. All outstanding shares of Class B common stock are owned by Mr. Moyes and the Moyes Affiliates and are convertible to Class A common stock on a one-for-one basis at the election of the holders thereof or automatically upon transfer to someone other than Mr. Moyes and the Moyes Affiliates. This voting structure gives Mr. Moyes and the Moyes Affiliates approximately 60.2% of the voting power of all of our outstanding stock. Furthermore, due to our dual class structure, Mr. Moyes and the Moyes Affiliates are able to control all matters submitted to our stockholders for approval even though they own less than 50% of the total outstanding shares of our common stock. This significant concentration of share ownership may adversely affect the trading price for our Class A common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders can exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations, or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
Because Mr. Moyes and the Moyes Affiliates control a majority of the voting power of our common stock, we qualify as a “controlled company” as defined by the New York Stock Exchange, or NYSE, and, as such, we may elect not to comply with certain corporate governance requirements of such stock exchange. We do not intend to utilize these exemptions, but may choose to do so in the future.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
The indentures governing our new senior secured credit facility and the indenture governing our new senior second priority secured notes contain various covenants that limit our ability to engage in specified types of transactions, which limit our and our subsidiaries’ ability to, among other things:
•	incur additional indebtedness or issue certain preferred shares;
•	pay dividends on, repurchase, or make distributions in respect of our capital stock or make other restricted payments;
•	make certain investments;
•	sell certain assets;
•	create liens;
•	enter into sale and leaseback transactions;
•	make capital expenditures;
•	prepay or defease specified debt;
•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; and
•	enter into certain transactions with our affiliates.
In addition, our new senior secured credit facility requires compliance with certain financial tests and ratios, including leverage and interest coverage ratios, and maximum capital expenditures.
A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of our $400.0 million revolving line of credit under our new senior secured credit facility and our current accounts receivable sale agreement (the “2008 RSA”), permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our new senior secured credit facility (including with respect to our maintenance of financial ratios thereunder), the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our new senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. If the lenders under our new senior secured credit facility were to accelerate the repayment of borrowings, we might not have sufficient assets to repay all amounts borrowed thereunder as well as our new senior second priority secured notes. In addition, our 2008 RSA includes certain restrictive covenants and cross default provisions with respect to our new senior secured credit facility and the indentures governing our new senior second priority secured notes. Failure to comply with these covenants and provisions may jeopardize our ability to continue to sell receivables under the facility and could negatively impact our liquidity.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our headquarters is owned by the Company and situated on approximately 118 acres in the southwestern part of Phoenix, Arizona. Our headquarters consists of a three story administration building with 126,000 square feet of office space; repair and maintenance buildings with 106,000 square feet; a 20,000 square-foot drivers’ center and restaurant; an 8,000 square-foot recruiting and training center; a 6,000 square foot warehouse; a 140,000 square-foot, three-level parking facility; a two-bay truck wash; and an eight-lane fueling facility.
We have terminals throughout the continental United States and Mexico. A terminal may include customer service, marketing, fuel, and repair facilities. We also operate driver training schools in Phoenix, Arizona and several other cities. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet our current needs. From time to time, we may invest in additional facilities to meet the needs of our business as we pursue additional growth. The following table provides information regarding our 34 major terminals in the United States and Mexico, as well as our driving academies and certain other locations:

Owned
Location	or Leased	Description of Activities at Location
Western region
Arizona — Phoenix	Owned	Customer Service, Marketing, Administration, Fuel, Repair, Driver Training School
California — Fontana	Owned	Customer Service, Marketing, Fuel, Repair
California — Lathrop	Owned	Customer Service, Marketing, Fuel, Repair
California — Mira Loma	Owned	Customer Service, Fuel, Repair
California — Otay Mesa	Owned	Customer Service
California — Wilmington	Owned	Fuel, Repair
California — Willows	Owned	Customer Service, Fuel, Repair
Colorado — Denver	Owned	Customer Service, Marketing, Fuel, Repair
Idaho — Lewiston	Owned/Leased	Customer Service, Marketing, Fuel, Repair, Driver Training School
Nevada — Sparks	Owned	Customer Service, Fuel, Repair
New Mexico — Albuquerque	Owned	Customer Service, Fuel, Repair
Oklahoma — Oklahoma City	Owned	Customer Service, Marketing, Fuel, Repair
Oregon — Troutdale	Owned	Customer Service, Marketing, Fuel, Repair
Texas — El Paso	Owned	Customer Service, Marketing, Fuel, Repair
Texas — Houston	Leased	Customer Service, Repair, Fuel
Texas — Lancaster	Owned	Customer Service, Marketing, Fuel, Repair
Texas — Laredo	Owned	Customer Service, Marketing, Fuel, Repair
Texas — San Antonio	Leased	Driver Training School
Utah — Salt Lake City	Owned	Customer Service, Marketing, Fuel, Repair
Washington — Sumner	Owned	Customer Service, Marketing, Fuel, Repair
Eastern region
Florida — Ocala	Owned	Customer Service, Marketing, Fuel, Repair
Georgia — Decatur	Owned	Customer Service, Marketing, Fuel, Repair
Illinois — Manteno	Owned	Customer Service, Fuel, Repair
Indiana — Gary	Owned	Customer Service, Fuel, Repair
Kansas — Edwardsville	Owned	Customer Service, Marketing, Fuel, Repair
Michigan — New Boston	Owned	Customer Service, Marketing, Fuel, Repair
Minnesota — Inver Grove Heights	Owned	Customer Service, Marketing, Fuel, Repair

Owned
Location	or Leased	Description of Activities at Location
New York — Syracuse	Owned	Customer Service, Marketing, Fuel, Repair
Ohio — Columbus	Owned	Customer Service, Marketing, Fuel, Repair
Pennsylvania — Jonestown	Owned	Customer Service, Fuel, Repair
South Carolina — Greer	Owned	Customer Service, Marketing, Fuel, Repair
Tennessee — Memphis	Owned	Customer Service, Marketing, Fuel, Repair
Tennessee — Millington	Leased	Driver Training School
Virginia — Richmond	Owned	Customer Service, Marketing, Fuel, Repair, Driver Training School
Wisconsin — Town of Menasha	Owned	Customer Service, Marketing, Fuel, Repair
Mexico
Tamaulipas — Nuevo Laredo	Owned	Customer Service, Marketing, Fuel, Repair
Sonora — Nogales	Leased	Customer Service, Repair
Nuevo Leon — Monterrey	Owned	Customer Service, Administration
In addition to the facilities listed above, we own parcels of vacant land as well as several non-operating facilities in various locations around the United States, and we maintain various drop yards throughout the United States and Mexico. As of December 31, 2010, our aggregate monthly rent for all leased properties was $226,231 with varying terms expiring through October 2019. Several of our properties are, or will be, encumbered by mortgages or deeds of trust securing our new senior secured credit facility and our new senior second priority secured notes.

Item 3.	Legal Proceedings
We are involved in litigation and claims primarily arising in the normal course of business, which include claims for personal injury or property damage incurred in the transportation of freight. Our insurance program for liability, physical damage, and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts that management considers to be adequate. The company expenses legal fees as incurred and makes a provision for the uninsured portion of contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on its knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on us. See “— Safety and Insurance.” Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. In addition, we are involved in the following litigation:
2004 owner-operator class action litigation
On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly situated persons against Swift Transportation: Garza vs. Swift Transportation Co., Inc., Case No. CV07-0472. The putative class originally involved certain owner-operators who contracted with us under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that we should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied plaintiff’s petition for class certification, the plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14, 2008, we filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted our petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, plaintiff renewed his motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. We filed a motion for summary judgment to dismiss class certification, urging dismissal on several grounds including, but not limited to, the lack of an employee class representative, and because the named owner-operator class representative only contracted with us for a 3-month period under a one-year contract that no longer exists. We intend to pursue all available appellate relief supported by the record, which we believe demonstrates that the class is improperly certified and, further, that the claims raised have no merit or are subject to mandatory arbitration. The Maricopa County trial court’s decision pertains only to the issue of class certification, and we retain all of our defenses against liability and damages. The final disposition of this case and the impact of such final disposition cannot be determined at this time.

Driving academy class action litigation
On March 11, 2009, a class action lawsuit was filed by Michael Ham, Jemonia Ham, Dennis Wolf, and Francis Wolf on behalf of themselves and all similarly situated persons against Swift Transportation: Michael Ham, Jemonia Ham, Dennis Wolf and Francis Wolf v. Swift Transportation Co., Inc., Case No. 2:09-cv-02145-STA-dkv, or the Ham Complaint. The case was filed in the United States District Court for the Western Section of Tennessee Western Division. The putative class involves former students of our Tennessee driving academy who are seeking relief against us for the suspension of their CDLs and any CDL retesting that may be required of the former students by the relevant state department of motor vehicles. The allegations arise from the Tennessee Department of Safety, or TDOS, having released a general statement questioning the validity of CDLs issued by the State of Tennessee in connection with the Swift Driving Academy located in the State of Tennessee. We have filed an answer to the Ham Complaint. We have also filed a cross claim against the Commissioner of the TDOS, or the Commissioner, for a judicial declaration and judgment that we did not engage in any wrongdoing as alleged in the complaint and a grant of injunctive relief to compel the Commissioner to redact any statements or publications that allege wrongdoing by us and to issue corrective statements to any recipients of any such publications. The issue of class certification must first be resolved before the court will address the merits of the case, and we retain all of our defenses against liability and damages pending a determination of class certification.
On or about April 23, 2009, two class action lawsuits were filed against us in New Jersey and Pennsylvania, respectively: Michael Pascarella, et al. v. Swift Transportation Co., Inc., Sharon A. Harrington, Chief Administrator of the New Jersey Motor Vehicle Commission, and David Mitchell, Commissioner of the Tennessee Department of Safety, Case No. 09-1921(JBS), in the United States District Court for the District of New Jersey, or the Pascarella Complaint; and Shawn McAlarnen et al. v. Swift Transportation Co., Inc., Janet Dolan, Director of the Bureau of Driver Licensing of The Pennsylvania Department of Transportation, and David Mitchell, Commissioner of the Tennessee Department of Safety, Case No. 09-1737 (E.D. Pa.), in the United States District Court for the Eastern District of Pennsylvania, or the McAlarnen Complaint. Both putative class action complaints involve former students of our Tennessee driving academy who are seeking relief against us, the TDOS, and the state motor vehicle agencies for the threatened suspension of their CDLs and any CDL retesting that may be required of the former students by the relevant state department of motor vehicles. The potential suspension and CDL re-testing was initiated by certain states in response to the general statement by the TDOS questioning the validity of CDL licenses the State of Tennessee issued in connection with the Swift Driving Academy located in Tennessee. The Pascarella Complaint and the McAlarnen Complaint are both based upon substantially the same facts and circumstances as alleged in the Ham Complaint. The only notable difference among the three complaints is that both the Pascarella and McAlarnen Complaints name the local motor vehicles agency and the TDOS as defendants, whereas the Ham Complaint does not. We deny the allegations of any alleged wrongdoing and intend to vigorously defend our position. The McAlarnen Complaint has been dismissed without prejudice because the McAlarnen plaintiff has elected to pursue the Director of the Bureau of Driver Licensing of the Pennsylvania Department of Transportation for damages. We have filed an answer to the Pascarella Complaint. We have also filed a cross-claim against the Commissioner for a judicial declaration and judgment that we did not engage in any wrongdoing as alleged in the complaint and a request for injunctive relief to compel the Commissioner to redact any statements or publications that allege wrongdoing by us and to issue corrective statements to any recipients of any such publications.
On May 29, 2009, we were served with two additional class action complaints involving the same alleged facts as set forth in the Ham Complaint and the Pascarella Complaint. The two matters are (i) Gerald L. Lott and Francisco Armenta on behalf of themselves and all others similarly situated v. Swift Transportation Co., Inc. and David Mitchell the Commissioner of the Tennessee Department of Safety, Case No. 2:09-cv-02287, filed on May 7, 2009 in the United States District Court for the Western District of Tennessee, or the Lott Complaint; and (ii) Marylene Broadnax on behalf of herself and all others similarly situated v. Swift Transportation Corporation, Case No. 09-cv-6486-7, filed on May 22, 2009 in the Superior Court of Dekalb County, State of Georgia, or the Broadnax Complaint. While the Ham Complaint, the Pascarella Complaint, and the Lott Complaint all were filed in federal district courts, the Broadnax Complaint was filed in state court. As with all of these related complaints, we have filed an answer to the Lott Complaint and the Broadnax Complaint. We have also filed a cross-claim against the Commissioner for a judicial declaration and judgment that we did not engage in any wrongdoing as alleged in the complaint and a request for injunctive relief to compel the Commissioner to redact any statements or publications that allege wrongdoing by us and to issue corrective statements to any recipients of any such publications.
The Pascarella Complaint, the Lott Complaint, and the Broadnax Complaint are consolidated with the Ham Complaint in the United States District Court for the Western District of Tennessee and discovery is ongoing.

In connection with the above referenced class action lawsuits, on June 21, 2009, we filed a Petition for Access to Public Records against the Commissioner. Since the inception of these class action lawsuits, we have made numerous requests to the TDOS for copies of any records that may have given rise to TDOS questioning the validity of CDLs issued by the State of Tennessee in connection with the Swift Driving Academy located in the State of Tennessee. As a consequence of TDOS’s failure to provide any such information, we filed a petition against TDOS for violation of Tennessee’s Public Records Act. In response to our petition for access to public records, TDOS delivered certain documents to us.
We intend to vigorously defend against certification of the class for all of the foregoing class action lawsuits as well as the allegations made by the plaintiffs should the class be certified. For the consolidated case described above, the issue of class certification must first be resolved before the court will address the merits of the case, and we retain all of our defenses against liability and damages pending a determination of class certification. Based on its knowledge of the facts and advice of outside counsel, management does not believe the outcome of this litigation is likely to have a material adverse effect on us; however, the final disposition of this case and the impact of such final disposition cannot be determined at this time.
Owner-operator misclassification class action litigation
On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: John Doe 1 and Joseph Sheer v. Swift Transportation Co., Inc., and Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 09-CIV-10376 filed in the United States District Court for the Southern District of New York, or the Sheer Complaint. The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act, of FLSA and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, 160 other current or former owner-operators have joined this lawsuit. Upon our motion, the matter has been transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On June 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The Court also denied plaintiff’s request to arbitrate the matter as a class. The plaintiff has filed a petition for a writ of mandamus asking that the District Court’s order be vacated. We intend to vigorously defend against any arbitration proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
California employee class action
On March 22, 2010, a class action lawsuit was filed by John Burnell, individually and on behalf of all other similarly situated persons against Swift Transportation: John Burnell and all others similarly situated v. Swift Transportation Co., Inc., Case No. CIVDS 1004377 filed in the Superior Court of the State of California, for the County of San Bernardino, or the Burnell Complaint. On June 3, 2010, upon motion by Swift, the matter was removed to the United States District Court for the central District of California, Case No. EDCV10-00809-VAP. The putative class includes drivers who worked for us during the four years preceding the date of filing alleging that we failed to pay the California minimum wage, failed to provide proper meal and rest periods, and failed to timely pay wages upon separation from employment. The Burnell Complaint is currently subject to a stay of proceedings pending determination of similar issues in a case unrelated to Swift, Brinker v Hohnbaum, which is currently pending before the California Supreme Court. We intend to vigorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Environmental notice
On April 17, 2009, we received a notice from the Lower Willamette Group, or LWG, advising that there are a total of 250 potentially responsible parties, or PRPs, with respect to alleged environmental contamination of the Lower Willamette River in Portland, Oregon designated as the Portland Harbor Superfund site, or the Site, and that as a previous landowner at the Site we have been asked to join a group of 60 PRPs and proportionately contribute to (i) reimbursement of funds expended by LWG to investigate environmental contamination at the Site and (ii) remediation costs of the same, rather than be exposed to potential litigation. Although we do not believe we contributed any contaminants to the Site, we were at one time the owner of property at the Site and the Comprehensive Environmental Response, Compensation and Liability Act imposes a standard of strict liability on property owners with respect to environmental claims. Notwithstanding this standard of strict liability, we believe our potential proportionate exposure to be minimal and not material. No formal complaint has been filed in this matter. Our pollution liability insurer has been notified of this potential claim. We do not believe the outcome of this matter is likely to have a material adverse effect on us. However, the final disposition of this matter and the impact of such final disposition cannot be determined at this time.

California owner-operator and employee driver class action
On July 1, 2010, a class action lawsuit was filed by Michael Sanders against Swift Transportation and IEL: Michael Sanders individually and on behalf of others similarly situated v. Swift Transportation Co., Inc. and Interstate Equipment Leasing, Case No. 10523440 in the Superior Court of California, County of Alameda, or the Sanders Complaint. The putative class involves both owner-operators and driver employees alleging differing claims against Swift and IEL. Many of the claims alleged by both the putative class of owner-operators and the putative class of employee drivers overlap the same claims as alleged in the Sheer Complaint with respect to owner-operators and the Burnell Complaint as it relates to employee drivers. As alleged in the Sheer Complaint, the putative class includes owner-operators of Swift during the four years preceding the date of filing alleging that Swift misclassified owner-operators as independent contractors in violation of the federal FLSA and various California state laws and that such owner-operators should be considered employees. As also alleged in the Sheer Complaint, the owner-operator portion of the Sanders Complaint also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. As alleged in the Burnell Complaint, the putative class in the Sanders Complaint includes drivers who worked for us during the four years preceding the date of filing alleging that we failed to provide proper meal and rest periods, failed to provide accurate wage statement upon separation from employment, and failed to timely pay wages upon separation from employment. The Sanders Complaint also raises two issues with respect to the owner-operators and two issues with respect to drivers that were not also alleged as part of either the Sheer Complaint or the Burnell Complaint. These separate owner-operator claims allege that Swift failed to provide accurate wage statements and failed to properly compensate for waiting times. The separate employee driver claims allege that Swift failed to reimburse business expenses and coerced driver employees to patronize the employer. The Sanders Complaint seeks to create two classes, one which is mostly (but not entirely) encompassed by the Sheer Complaint and another which is mostly (but not entirely) encompassed by the Burnell Complaint. Upon our motion, the Sanders Complaint has been transferred from the Superior Court of California for the County of Alameda to the United States District Court for the Northern District of California. The Sanders matter is currently subject to a stay of proceedings pending determinations in other unrelated appellate cases that seek to address similar issues.
The issue of class certification must first be resolved before the court will address the merits of the case, and we retain all of our defenses against liability and damages pending a determination of class certification. We intend to vigorously defend against certification of the class as well as the merits of this matter should the class be certified. The final disposition of this case and the impact of such final disposition cannot be determined at this time.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is traded on the NYSE under the symbol “SWFT”. Our Class A common stock began trading on the NYSE on December 16, 2010. The following table sets forth the high and low sale prices of our Class A common stock for the last fiscal quarter of the fiscal year ended December 31, 2010, which was the only quarter in which our Class A common stock was traded on the NYSE.

	High	Low

Year Ended December 31, 2010
Fourth quarter	$13.00	$10.61
On March [24], 2011, the closing sale price of our Class A common stock was $14.80 per share, and there were 5 holders of record of our Class A common stock and 18 holders of record of our Class B common stock.
There is currently no established trading market for our Class B common stock. As of March 29, 2011, all of our Class B common stock was owned by Mr. Moyes and the Moyes Affiliates, of which 23.8 million shares were pledged to an unaffiliated trust (as described under the heading “Risk Factors—Mr. Moyes may pledge or borrow against a portion of his Class B common stock, which may also cause his interest to conflict with the interests of our other stockholders and may adversely affect the trading price of our Class A Common Stock”).
Dividend Policy
We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends and other distributions in cash, stock, or property by Swift in the future will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our new senior secured credit facility and the indenture governing our new senior second priority secured notes, capital requirements, and other factors. For further discussion about restrictions on our ability to pay dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Material Debt Agreements” in this Form 10-K.
During the period we were taxed as a subchapter S corporation, we paid dividends to our stockholders in amounts equal to the actual amount of interest due and payable under the stockholder loan agreement with Mr. Moyes and the Moyes Affiliates. Distributions to our stockholders totaled $0 million, $16.4 million, and $33.8 million in 2010, 2009, and 2008, respectively. Also, in 2010 we made $1.3 million of distributions in the form of tax payments, on behalf of the stockholders, to certain of these state tax jurisdictions as required with our filing of the S corporation income tax returns for our final subchapter S corporation period.
Use of Proceeds From Registered Securities
On December 21, 2010, we completed an initial public offering of our Class A common stock. The offering was made pursuant to a registration statement on Form S-1 (file no. 333-168257) with an effective date of December 14, 2010 for an aggregate 73,300,000 shares of Class A Common Stock for $11.00 per share. All of these shares were sold upon the initial closing of the IPO on December 16, 2010. The net proceeds to us, after deducting $40.3 million of underwriting discounts and commissions and before deducting estimated offering expenses payable by us, were approximately $766.0 million. In addition, we granted the underwriters an option for a period of 30 days to purchase from us up to an additional 10,995,000 shares of Class A common stock. On January 14, 2011, the underwriters exercised this overallotment option and purchased an additional 6,050,000 shares of Class A common stock resulting in net proceeds to us of $63.2 million, net of underwriting discounts and commissions of $3.3 million.
The managing underwriters for the IPO were Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Deutsche Bank Securities, Inc., UBS Securities LLC and Citigroup Global Markets, Inc.
We used the net proceeds from such offering, together with the $1.06 billion of proceeds from our new senior secured term loan and $490 million of proceeds from our private placement of $500 million face value of new senior second priority secured notes, which debt issuances were completed substantially concurrently with the IPO, to (i) repay all amounts outstanding under our then existing senior secured credit facility, (ii) purchase all then outstanding senior secured notes tendered in the tender offer and consent solicitation, (iii) pay our interest rate swap counterparties to terminate the interest rate swap agreements related to our then existing floating rate debt, and (iv) pay fees and expenses related to the debt issuance and stock offering.

The following table summarizes the sources and uses of proceeds in connection with our initial public offering and the debt issuances. The amounts in the table exclude the $63.2 million of proceeds we received in January 2011 upon our issuance of an additional 6,050,000 shares of Class A common stock pursuant to the underwriters’ exercise of their over-allotment option, and our use of such additional proceeds to pay down $60.0 million of the senior secured term loan in January 2011 and $3.2 million of our securitization obligation in February 2011.

Sources	Amount
(In millions)

Proceeds from Class A common stock offering	$766.0
New senior secured credit facility(1)	1,059.3
New senior second priority secured notes(2)	490.0
Cash	17.0

Total Sources	$2,332.3

Uses	Amount
(In millions)

Repay existing senior secured credit facility(3)	$1,488.4
Repurchase existing senior secured notes(4)	682.6
Payments to settle interest rate swap liabilities	66.4
Fees and expenses(5)	60.5
Accrued interest and commitment fees	34.4

Total Uses	$2,332.3

(1)	Our new $400.0 million senior secured revolving credit facility was undrawn immediately after the closing of this offering. Such amount reflects original issue discount of 1.0%.

(2)	Such amount reflects the underwriters’ discount of 2.0%.

(3)
Our previous senior secured credit facility included a first lien term loan with an original aggregate principal amount of $1.72 billion, a $300.0 million revolving line of credit, and a $150.0 million synthetic letter of credit facility. At the time of our IPO and refinancing transactions in December 2010, $1.49 billion was outstanding under the first lien term loan bearing interest at 8.25% per annum and there was no outstanding borrowings under the revolving line of credit. All amounts outstanding were paid in full upon the closing of the Company’s IPO and refinancing transactions, and the previous senior secured credit facility was terminated on December 21, 2010.

(4)
Represents the tender of $490.0 million of senior secured fixed rate notes and $192.6 million of senior secured floating rate notes, representing 96.9% and 94.6%, respectively, of the outstanding principal amount of the senior secured fixed rate notes and senior secured floating rate notes.

(5)
Reflects fees and expenses paid at closing of the IPO and concurrent refinancing transactions consisting of (i) $10.7 million of fees relating to the new senior secured term loan, (ii) $4.0 million of fees related to our new revolving senior secured credit facility, (iii) $41.7 million of premium expense and $3.4 million of dealer manager fees associated with the tender of our existing senior secured notes, and (iv) $0.7 million of third-party legal, financial, advisory and other fees associated with the IPO and the concurrent refinancing transactions. These amounts exclude out of pocket expenses paid before and after closing for legal, accounting, printing, financial advisory, ratings agency, and other services totaling approximately $9 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our equity securities during the reporting period, and there are currently no share repurchase programs authorized by our board of directors.

Item 6.	Selected Financial Data
The table below sets forth our selected financial and other data for the periods and as of the dates indicated. The selected financial and other data for the years ended December 31, 2010, 2009, and 2008 are derived from our audited consolidated financial statements, included elsewhere in this report and include, in the opinion of management, all adjustments that management considers necessary for the presentation of the information outlined in these financial statements. In addition, for comparative purposes, we have included a pro forma (provision) benefit for income taxes assuming we had been taxed as a subchapter C corporation in all periods when our subchapter S corporation election was in effect. The selected financial and other data for the years ended December 31, 2007 and 2006 are derived from our historical financial statements and those of our predecessor not included in this report.
Swift Corporation acquired our predecessor on May 10, 2007 in conjunction with the 2007 Transactions. Thus, although our results for the year ended December 31, 2007 present results for a full year period, they only include the results of our predecessor after May 10, 2007. You should read the selected financial and other data together with the consolidated financial statements and related notes appearing elsewhere in this report, as well “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor				Predecessor
					January 1,
					2007
	Year Ended				Through	Year Ended
(Dollars in thousands,	December 31,				May 10,	December 31,
except per share data)	2010	2009	2008	2007(1)	2007	2006

Consolidated statement of operations data:
Operating revenue	$2,929,723	$2,571,353	$3,399,810	$2,180,293	$1,074,723	$3,172,790
Operating income (loss)	$243,055	$132,001	$114,936	$(154,691)	$(25,657)	$243,731
Interest and derivative interest expense (2)	$321,528	$256,146	$240,876	$184,348	$9,277	$25,736
Income (loss) before income taxes	$(168,845)	$(108,995)	$(135,187)	$(330,504)	$(34,999)	$221,274
Net income (loss)	$(125,413)	$(435,645)	$(146,555)	$(96,188)	$(30,422)	$141,055
Diluted earnings (loss) per share (3)	$(1.98)	$(7.25)	$(2.44)	$(2.43)	$(0.40)	$1.86
Pro forma data as if taxed as a C corporation (unaudited):(4)
Historical loss before income taxes	N/A	$(108,995)	$(135,187)	$(330,504)	N/A	N/A
Pro forma provision (benefit) for income taxes	N/A	5,693	(26,573)	(19,166)	N/A	N/A

Pro forma net loss	N/A	$(114,688)	$(108,614)	$(311,338)	N/A	N/A

Pro forma loss per common share:
Basic and diluted	N/A	$(1.91)	$(1.81)	$(7.86)	N/A	N/A
Consolidated balance sheet data (at end of period):
Cash and cash equivalents (excl. restricted cash)	47,494	115,862	57,916	78,826	81,134	47,858
Net property and equipment	1,339,638	1,364,545	1,583,296	1,588,102	1,478,808	1,513,592
Total assets	2,567,895	2,513,874	2,648,507	2,928,632	2,124,293	2,110,648
Debt:
Securitization of accounts receivable(5)	171,500	—	—	200,000	160,000	180,000
Long-term debt and obligations under capital leases (incl. current)(5)	1,774,100	2,466,934	2,494,455	2,427,253	200,000	200,000
Other financial data:
Cash dividends per share(6)	$—	$0.27	$0.56	$0.75	$—	$—
Adjusted EBITDA (unaudited)(7)	497,673	405,860	409,598	291,597	109,687	498,601
Adjusted Operating Ratio (unaudited)(8)	89.0%	93.9%	94.5%	94.4%	97.4%	90.4%
Adjusted EPS (unaudited)(9)	$0.02	$(0.73)	$(0.86)	$(0.67)	$0.14	$1.91
Operating statistics (unaudited):
Weekly trucking revenue per tractor	$2,879	$2,660	$2,916	$2,903	$2,790	$3,011
Deadhead miles %	12.1%	13.2%	13.6%	13.0%	13.2%	12.2%
Average loaded length of haul (miles)	439	442	469	483	492	522
Average tractors available:
Company-operated	10,838	11,262	12,657	14,136	13,857	13,314
Owner-operator	3,829	3,607	3,367	3,056	2,959	3,152

Total	14,667	14,869	16,024	17,192	16,816	16,466
Trailers (end of period)	48,992	49,215	49,695	49,879	48,959	50,013

(1)
Our audited results of operations include the full year presentation of Swift Corporation as of and for the year ended December 31, 2007. Swift Corporation was formed in 2006 for the purpose of acquiring Swift Transportation, but that acquisition was not completed until May 10, 2007 as part of the 2007 Transactions, and, as such, Swift Corporation had nominal activity from January 1, 2007 through May 10, 2007. The results of Swift Transportation from January 1, 2007 to May 10, 2007 are not reflected in the audited results of Swift Corporation for the year ended December 31, 2007. Additionally, although IEL was an entity under common control prior to its contribution on April 7, 2007, the audited results of Swift Corporation for the year ended December 31, 2007 exclude the results of IEL for the period January 1, 2007 to April 6, 2007 as the results for IEL prior to its contribution are immaterial to the results of Swift Corporation. These financial results include the impact of the 2007 Transactions.

(2)
Interest expense between May 2007 and December 2010 was primarily based on our previous senior secured term loan with an original aggregate principal amount of $1.72 billion ($1.49 billion on December 21, 2010), our previous senior secured second-priority floating rate notes with an original aggregate principal amount of $240 million ($203.6 million outstanding on December 21, 2010), and our previous 12.50% senior secured second-priority fixed rate notes with an original aggregate principal amount of $595 million ($505.6 million outstanding on December 21, 2010). Derivative interest expense between May 2007 and December 2010 was primarily based on our previous interest rate swaps related to the debt described in the previous sentence from the 2007 Transactions, which swaps originally totaled $1.28 billion of notional amount ($832 million remaining on December 21, 2010). Our previous senior secured credit facility, the remaining interest rate swaps, and substantially all of our previous senior secured second-priority fixed and floating rate notes were paid off in conjunction with the IPO and refinancing transactions on December 21, 2010 as discussed in Item 5, “Use of Proceeds From Registered Securities.” Interest and derivative interest expense increased during 2010 over 2009 as a result of the second amendment to our previous senior secured credit facility, which resulted in an increase in interest applicable to the previous senior secured term loan of 6.0% (consisting of the implementation of a 2.25% LIBOR floor and a 2.75% increase in applicable margin). Further, our remaining interest rate swaps no longer qualified for hedge accounting after the second amendment in 2009, and thereafter the entire mark-to-market adjustment was recorded in our statement of operations as opposed to being recorded in equity as a component of other comprehensive income under the prior cash flow hedge accounting treatment.

(3)
Represents historical actual diluted earnings (loss) per common share outstanding for each of the historical periods. Share amounts and per share data for our predecessor have not been adjusted to reflect our four-for-five reverse stock split effective November 29, 2010, as the capital structure of our predecessor is not comparable.

(4)
From May 11, 2007 until October 10, 2009, we had elected to be taxed under the Internal Revenue Code as a subchapter S corporation. A subchapter S corporation passes through essentially all taxable earnings and losses to its stockholders and does not pay federal income taxes at the corporate level. Historical income taxes during this time consist mainly of state income taxes in certain states that do not recognize subchapter S corporations, and an income tax provision or benefit was recorded for certain of our subsidiaries, including our Mexican subsidiaries and our sole domestic captive insurance company at the time, which were not eligible to be treated as qualified subchapter S corporations. In October 2009, we elected to be taxed as a subchapter C corporation. For comparative purposes, we have included a pro forma (provision) benefit for income taxes assuming we had been taxed as a subchapter C corporation in all periods when our subchapter S corporation election was in effect. The pro forma effective tax rate for 2009 of 5.2% differs from the expected federal tax benefit of 35% primarily as a result of income recognized for tax purposes on the partial cancellation of the stockholder loan agreement with Mr. Moyes and the Moyes Affiliates, which reduced the tax benefit rate by 32.6%. In 2008, the pro forma effective tax rate was reduced by 8.8% for stockholder distributions and 4.4% for non-deductible goodwill impairment charges, which resulted in a 19.7% effective tax rate. In 2007, the pro forma effective tax rate of 5.8% resulted primarily from a non-deductible goodwill impairment charge, which reduced the rate by 25.1%.

(5)
Effective January 1, 2010, we adopted ASU No. 2009-16 under which we were required to account for our 2008 RSA as a secured borrowing on our balance sheet as opposed to a sale, with our 2008 RSA program fees characterized as interest expense. From March 27, 2008 through December 31, 2009, our 2008 RSA has been accounted for as a true sale in accordance with GAAP. Therefore, as of December 31, 2009 and 2008, such accounts receivable and associated obligation are not reflected in our consolidated balance sheets. For periods prior to March 27, 2008, and again beginning January 1, 2010, accounts receivable and associated obligation are recorded on our balance sheet. Long-term debt excludes securitization amounts outstanding for each period.

(6)
During the period we were taxed as a subchapter S corporation, we paid dividends to our stockholders in amounts equal to the actual amount of interest due and payable under the stockholder loan agreement with Mr. Moyes and the Moyes Affiliates. Also, in 2010 we made $1.3 million of distributions in the form of tax payments, on behalf of the stockholders, to certain state tax jurisdictions as required with our filing of the S corporation income tax returns for our final subchapter S corporation period.

(7)
We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA, as we define this term, is not presented in accordance with GAAP. We use Adjusted EBITDA as a supplement to our GAAP results in evaluating certain aspects of our business, as described below.

We define Adjusted EBITDA as net income (loss) plus (i) depreciation and amortization, (ii) interest and derivative interest expense, including other fees and charges associated with indebtedness, net of interest income, (iii) income taxes, (iv) non-cash impairments, (v) non-cash equity compensation expense, (vi) other unusual non-cash items, and (vii) excludable transaction costs.

While we were private, our board of directors and executive management team focused on Adjusted EBITDA as a key measure of our performance, for business planning, and for incentive compensation purposes. Adjusted EBITDA assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that, in our opinion, do not reflect our core operating performance. Our method of computing Adjusted EBITDA is consistent with that used in our debt covenants and also is routinely reviewed by management for that purpose. For a reconciliation of our Adjusted EBITDA to our net income (loss), the most directly related GAAP measure, please see the table below.

Our Chief Executive Officer, who is our chief operating decision-maker, and our compensation committee, used Adjusted EBITDA thresholds in setting performance goals for our employees, including senior management.

As a result, the annual bonuses for certain members of our management typically were based at least in part on Adjusted EBITDA. At the same time, some or all of these executives have responsibility for monitoring our financial results generally, including the items included as adjustments in calculating Adjusted EBITDA (subject ultimately to review by our board of directors in the context of the board’s review of our quarterly financial statements). While many of the adjustments (for example, transaction costs and our previous senior secured credit facility fees) involve mathematical application of items reflected in our financial statements, others (such as determining whether a non-cash item is unusual) involve a degree of judgment and discretion. While we believe that all of these adjustments are appropriate, and although the quarterly calculations are subject to review by our board of directors in the context of the board’s review of our quarterly financial statements and certification by our Chief Financial Officer in a compliance certificate provided to the lenders under our previous senior secured credit facility, this discretion may be viewed as an additional limitation on the use of Adjusted EBITDA as an analytical tool.

We believe our presentation of Adjusted EBITDA is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance.

Adjusted EBITDA is not a substitute for net income (loss), income (loss) from continuing operations, cash flows from operating activities, operating margin, or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that, in our opinion, do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance.

Because of these limitations, Adjusted EBITDA should not be considered a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA supplementally.

A reconciliation of GAAP net income (loss) to Adjusted EBITDA for each of the periods indicated is as follows:

	Successor				Predecessor
					January 1,
					2007
					through	Year Ended
	Year Ended December 31,				May 10,	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2007	2006

Net income (loss)	$(125,413)	$(435,645)	$(146,555)	$(96,188)	$(30,422)	$141,055
Adjusted for:
Depreciation and amortization	226,751	253,531	275,832	187,043	82,949	222,376
Interest expense	251,129	200,512	222,177	171,115	9,454	26,870
Derivative interest expense (income)	70,399	55,634	18,699	13,233	(177)	(1,134)
Interest income	(1,379)	(1,814)	(3,506)	(6,602)	(1,364)	(2,007)
Income tax (benefit) expense	(43,432)	326,650	11,368	(234,316)	(4,577)	80,219

EBITDA	$378,055	$398,868	$378,015	$34,285	$55,863	$467,379

Non-cash impairments(a)	1,274	515	24,529	256,305	—	27,595
Non-cash equity comp(b)	22,883	—	—	—	12,501	3,627
Loss on debt extinguishment	95,461	—	—	—	—	—
Other unusual non-cash items(c)	—	—	—	—	2,418	—
Excludable transaction costs(d)	—	6,477	7,054	1,007	38,905	—

Adjusted EBITDA	$497,673	$405,860	$409,598	$291,597	$109,687	$498,601

(a)	Non-cash impairments include the following:
•	for the year ended December 31, 2010, revenue equipment with a carrying amount of $3.6 million was written down to its fair value of $2.3 million, resulting in an impairment charge of $1.3 million;

•
for the year ended December 31, 2009, non-operating real estate properties held and used with a carrying amount of $2.1 million were written down to their fair value of $1.6 million, resulting in an impairment charge of $0.5 million;

•
for the year ended December 31, 2008, we incurred $24.5 million in pre-tax impairment charges comprised of a $17.0 million impairment of goodwill relating to our Mexico freight transportation reporting unit, and impairment charges totaling $7.5 million on tractors, trailers, and several non-operating real estate properties and other assets;

•
for the year ended December 31, 2007, we recorded a goodwill impairment of $238.0 million pre-tax related to our U.S. freight transportation reporting unit and trailer impairment of $18.3 million pre-tax; and

•
for the year ended December 31, 2006, we incurred pre-tax charges of $9.2 million related to the impairment of certain trailers, Mexico real property and equipment, and $18.4 million for the write-off of a note receivable and other outstanding amounts related to our sale of our auto haul business in April 2005.

(b)
For the year ended December 31, 2010, we incurred a $22.6 million one-time non-cash equity compensation charge representing certain stock options that vested upon our IPO and $0.3 million of ongoing equity compensation expense following our IPO, each on a pre-tax basis.

(c)	For the period January 1, 2007 through May 10, 2007, we incurred a $2.4 million pre-tax impairment of a note receivable recorded in non-operating other (income) expense.

(d)	Excludable transaction costs include the following:
•
for the year ended December 31, 2009, we incurred $4.2 million of pre-tax transaction costs in the third and fourth quarters of 2009 related to an amendment to our existing senior secured credit facility and the concurrent senior secured notes amendments, and $2.3 million of pre-tax transaction costs during the third quarter of 2009 related to our cancelled bond offering;

•
for the year ended December 31, 2008, we incurred $7.1 million of pre-tax expense associated with the closing of our 2008 RSA on July 30, 2008, and financial advisory fees associated with an amendment to our existing senior secured credit facility;

•	for the year ended December 31, 2007, we incurred $1.0 million in pre-tax transaction costs related to our going private transaction; and

•
for the period January 1, 2007 to May 10, 2007, our predecessor incurred $16.4 million related to change-in-control payments to former officers and $22.5 million for financial advisory, legal, and accounting fees, all resulting from the 2007 Transactions.

(8)
We use the term “Adjusted Operating Ratio” throughout this report. Adjusted Operating Ratio, as we define this term, is not presented in accordance with GAAP. We use Adjusted Operating Ratio as a supplement to our GAAP results in evaluating certain aspects of our business, as described below.

We define Adjusted Operating Ratio as (a) total operating expenses, less (i) fuel surcharges, (ii) non-cash impairment charges, (iii) other unusual items, and (iv) excludable transaction costs, as a percentage of (b) total revenue excluding fuel surcharge revenue.

Our board of directors and executive management team also focus on Adjusted Operating Ratio as a key indicator of our performance from period to period. We believe fuel surcharge is sometimes volatile and eliminating the impact of this source of revenue (by netting fuel surcharge revenue against fuel expense) affords a more consistent basis for comparing our results of operations. We also believe excluding impairments and other unusual items enhances the comparability of our performance from period to period. For a reconciliation of our Adjusted Operating Ratio to our Operating Ratio, please see the table below.

We believe our presentation of Adjusted Operating Ratio is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance.

Adjusted Operating Ratio is not a substitute for operating margin or any other measure derived solely from GAAP measures. There are limitations to using non-GAAP measures such as Adjusted Operating Ratio. Although we believe that Adjusted Operating Ratio can make an evaluation of our operating performance more consistent because it removes items that, in our opinion, do not reflect our core operations, other companies in our industry may define Adjusted Operating Ratio differently than we do. As a result, it may be difficult to use Adjusted Operating Ratio or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance.

A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Successor				Predecessor
					January 1, 2007	Year Ended
	Year Ended December 31,				Through May 10,	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2007	2006

Total GAAP operating revenue	$2,929,723	$2,571,353	$3,399,810	$2,180,293	$1,074,723	$3,172,790
Less:
Fuel surcharge revenue	(429,155)	(275,373)	(719,617)	(344,946)	(147,507)	(462,529)

Operating revenue, net of fuel surcharge revenue	2,500,568	2,295,980	2,680,193	1,835,347	927,216	2,710,261

Total GAAP operating expense	2,686,668	2,439,352	3,284,874	2,334,984	1,100,380	2,929,059
Adjusted for:
Fuel surcharge revenue	(429,155)	(275,373)	(719,617)	(344,946)	(147,507)	(462,529)
Excludable transaction costs(a)	—	(6,477)	(7,054)	(1,007)	(38,905)	—
Non-cash impairments(b)	(1,274)	(515)	(24,529)	(256,305)	—	(27,595)
Other unusual items(c)	(7,382)	—	—	—	—	9,952
Acceleration of non-cash stock options(d)	(22,605)	—	—	—	(11,125)	—

Adjusted operating expense	$2,226,252	$2,156,987	$2,533,674	$1,732,726	$902,843	$2,448,887

Adjusted Operating Ratio(e)	89.0%	93.9%	94.5%	94.4%	97.4%	90.4%
Operating Ratio	91.7%	94.9%	96.6%	107.1%	102.4%	92.3%

(a)	Excludable transaction costs include the items discussed in (7)(d) above.

(b)	Non-cash impairments include items discussed in note (7)(a) above.

(c)	Other unusual items included the following:
•
in the first quarter of 2010, we incurred $7.4 million of incremental depreciation expense reflecting management’s revised estimates regarding salvage value and useful lives for approximately 7,000 dry van trailers, which management decided during the quarter to scrap; and

•
for the year ended December 31, 2006, we recognized a $4.8 million and $5.2 million pre-tax benefit for the change in our discretionary match to our 401(k) profit sharing plan and a gain from the settlement of litigation, respectively.

(d)	Acceleration of non-cash stock options includes the following:
•
for the year ended December 31, 2010, we incurred a $22.6 million one-time non-cash equity compensation charge for certain stock options that vested upon our IPO. Going forward, ongoing quarterly non-cash equity compensation expense for existing grants is estimated to be approximately $2.4 million per quarter in the first three quarters of 2011 and $1.8 million per quarter thereafter through the third quarter of 2012, at which point approximately 87% of awards outstanding at December 31, 2010 will be vested.; and

•	for the period January 1, 2007 to May 10, 2007, we incurred $11.1 million related to the acceleration of stock incentive awards as a result of the 2007 Transactions.

(e)
We have not included adjustments to Adjusted Operating Ratio to reflect the non-cash amortization expense of $19.3 million, $22.0 million, $24.2 million, and $16.8 million for the years ended December 31, 2010, 2009, 2008, and 2007, respectively, relating to certain intangible assets identified in the 2007 going-private transaction through which Swift Corporation acquired Swift Transportation.

(9)
We use the term “Adjusted EPS” throughout this report. Adjusted EPS, as we define this term, is not presented in accordance with GAAP. We use Adjusted EPS as a supplement to our GAAP results in evaluating certain aspects of our business, as described below.

We define Adjusted EPS as (1) income (loss) before income taxes plus (i) amortization of the intangibles from our 2007 going-private transaction, (ii) non-cash impairments, (iii) other unusual non-cash items, (iv) excludable transaction costs, and (v) the mark-to-market adjustment on our interest rate swaps that is recognized in the statement of operations in a given period; (2) reduced by income taxes at 39%, our statutory tax rate; (3) divided by weighted average diluted shares outstanding. In addition, we expect an adjustment to this calculation in 2011 and 2012 for $15.1 million and $5.3 million, respectively, representing derivative interest expense from the amortization of previous losses on our terminated interest rate swaps recorded in accumulated other comprehensive income. Such losses were incurred in prior periods when hedge accounting applied to our swaps and will be expensed in the periods indicated in accordance with Topic 815, “Derivatives and Hedging.” In calculating diluted shares outstanding for the purposes of Adjusted EPS, the dilutive effect of outstanding stock options has only been included for the period following our IPO when a market price was available to assess the dilutive effect of such options.

Now that we are public, our board of directors and executive management team focus on Adjusted EPS as a key measure of our performance, for business planning, and for incentive compensation purposes. Adjusted EPS assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that, in our opinion, do not reflect our core operating performance. For a reconciliation of our Adjusted EPS to our net income (loss), the most directly related GAAP measure, please see the table below.

Our Chief Executive Officer, who is our chief operating decision-maker, and our compensation committee, now use Adjusted EPS thresholds in setting performance goals for our employees, including senior management.

As a result, the annual bonuses for certain members of our management will be based at least in part on Adjusted EPS. At the same time, some or all of these executives have responsibility for monitoring our financial results generally, including the items included as adjustments in calculating Adjusted EPS (subject ultimately to review by our board of directors in the context of the board’s review of our quarterly financial statements). While many of the adjustments (for example, transaction costs and our previous senior secured credit facility fees) involve mathematical application of items reflected in our financial statements, others (such as determining whether a non-cash item is unusual) involve a degree of judgment and discretion. While we believe that all of these adjustments are appropriate, and although the quarterly calculations are subject to review by our board of directors in the context of the board’s review of our quarterly financial statements, this discretion may be viewed as an additional limitation on the use of Adjusted EPS as an analytical tool.

We believe our presentation of Adjusted EPS is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance.

Adjusted EPS is not a substitute for income (loss) per share or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EPS. Although we believe that Adjusted EPS can make an evaluation of our operating performance more consistent because it removes items that, in our opinion, do not reflect our core operations, other companies in our industry may define Adjusted EPS differently than we do. As a result, it may be difficult to use Adjusted EPS or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance.

Because of these limitations, Adjusted EPS should not be considered a measure of the income generated by our business. Our management compensates for these limitations by relying primarily on our GAAP results and using Adjusted EPS supplementally.

A reconciliation of GAAP diluted earnings (loss) per share to Adjusted EPS for each of the periods indicated is as follows:

	Successor				Predecessor
					January 1,
					2007
					through	Year Ended
	Year Ended December 31,				May 10,	December 31,
	2010	2009	2008	2007	2007	2006

Diluted earnings (loss) per share	$(1.98)	$(7.25)	$(2.44)	$(2.43)	$(0.40)	$1.86
Adjusted for:
Income tax (benefit) expense	(0.69)	5.43	0.19	(5.91)	(0.06)	1.06

Income (loss) before income taxes	(2.67)	(1.82)	(2.25)	(8.34)	(0.46)	2.92

Non-cash impairments(a)	0.02	0.01	0.41	6.47	—	0.36
Acceleration of non-cash stock options(b)	0.36	—	—	—	0.15	—
Loss on debt extinguishment	1.51	—	—	—	—	—
Other unusual non-cash items(c)	0.12	—	—	—	0.03	(0.13)
Excludable transaction costs(d)	—	0.11	0.12	0.03	0.51	—
Mark-to-market adjustment of interest rate swaps(e)	0.39	0.13	(0.09)	0.33	—	(0.01)
Amortization of certain intangibles(f)	0.30	0.37	0.40	0.42	—	—

Adjusted income (loss) before income taxes	0.03	(1.20)	(1.41)	(1.09)	0.23	3.14
Provision for income tax (benefit) expense at statutory rate	0.01	(0.47)	(0.55)	(0.43)	0.09	1.22

Adjusted EPS	$0.02	$(0.73)	$(0.86)	$(0.67)	$0.14	$1.91

(a)	Non-cash impairments include the items noted in (7)(a) above.

(b)	Acceleration of noncash stock options includes the items noted in (8)(d) above.

(c)	Other unusual non-cash items include the items noted in (7)(c) and (8)(c) above.

(d)	Excludable transaction costs include the items discussed in (7)(d) above.

(e)
Mark-to-market adjustment of interest rate swaps reflects the portion of the change in fair value of these financial instruments which is recorded in earnings in each period indicated and excludes the portion recorded in accumulated other comprehensive income under cash flow hedge accounting.

(f)
Amortization of certain intangibles reflects the non-cash amortization expense of $19.3 million, $22.0 million, $24.2 million, and $16.8 million for the years ended December 31, 2010, 2009, 2008, and 2007, respectively, relating to certain intangible assets identified in the 2007 going-private transaction through which Swift Corporation acquired Swift Transportation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Financial Data,” the description of the business appearing in Item 1 of this report, and the consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements as a result of many factors, including those set forth under “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and elsewhere in this report. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors.”
In addition to disclosing financial results that are determined in accordance with United States generally accepted accounting principles, or GAAP, we also disclose certain non-GAAP financial information, such as:
•
Net income (loss) adjusted to remove interest, taxes, depreciation, amortization, impairment, and other special items in order to arrive at Adjusted EBITDA as defined in our new senior secured credit facility;

•
Our Operating Ratio adjusted to subtract fuel surcharges from total revenue and net them against fuel expense and to remove non-cash impairment charges, other unusual items, and excludable transaction costs in order to arrive at Adjusted Operating Ratio; and

•
Diluted earnings (loss) per share adjusted to remove amortization of intangibles recorded in our 2007 going-private transaction, non-cash impairment charges, other unusual items, excludable transaction costs, and the income tax effects of these items in order to arrive at Adjusted EPS.

Adjusted EBITDA, Adjusted Operating Ratio, and Adjusted EPS are not recognized measures under GAAP and should not be considered alternatives to or superior to expense and profitability measures derived in accordance with GAAP. See “Selected Financial Data” for more information on our use of Adjusted EBITDA, Adjusted Operating Ratio, and Adjusted EPS, as well as a description of the computation and reconciliation of our net loss to Adjusted EBITDA and Adjusted EPS and our Operating Ratio to our Adjusted Operating Ratio.
Overview
During a challenging environment in 2009, when both loaded miles and rates were depressed across our industry, we instituted a number of efficiency and cost savings measures. The main areas of savings included the following: reducing our tractor fleet by 17.2%, improving fuel efficiency, improving our tractor to non-driver ratio, suspending bonuses and 401(k) matching, streamlining maintenance and administrative functions, improving safety and claims management, and limiting discretionary expenses. Some of the cost reductions, such as insurance and claims and maintenance expense, have a variable component that will increase or decrease with the miles we run. However, these expenses and others also have controllable components such as fleet size and age, staffing levels, safety, use of technology, and discipline in execution. While our total costs will generally vary over time with our revenue, we believe a significant portion of the described cost savings, and additional savings based on the same principles, will continue in future periods.
In addition, our management team has implemented strategic initiatives that have concentrated on rebuilding our owner-operator program, expanding our faster growing and less asset-intensive services, re-focusing our customer service efforts, and implementing accountability and cost discipline throughout our operations. As a result of these strategic initiatives and the above cost-saving efforts, during the recent economic recession, amidst industry-wide declining tonnage and pricing levels, our operating income increased from $114.9 million in 2008 (3.4% operating margin) to $132.0 million in 2009 (5.1% operating margin) despite a $384.2 million, or 14.3%, reduction in operating revenue (excluding fuel surcharges). These efforts helped us improve our Adjusted Operating Ratio by 60 basis points and Adjusted EBITDA was substantially flat in 2009 compared with 2008.
During 2010, we have continued to apply the efficiency, cost saving, and strategic measures noted above. We also began to benefit from an improving freight market, as industry-wide freight tonnage increased and industry-wide trucking capacity remained constrained due to lagging new truck builds. These factors, as well as internal operational improvements, allowed us to increase the productivity of our assets (as measured by weekly trucking revenue per tractor) and to improve our operating margin throughout the year in spite of the fact that we reinstituted our 401(k) matching contribution and bonuses in 2010. Our quarterly operating margins during 2010 were 3.5% in the first quarter, 8.3% in the second quarter, 10.8% in the third quarter, and 9.8% in the fourth quarter of 2010 (which fourth quarter results included a $22.6 million non-cash equity compensation charge upon our IPO as discussed below). Additionally, our Adjusted Operating Ratio improved 490 basis points in 2010 compared with 2009.

The table below reflects our total operating revenue, net loss, revenue excluding fuel surcharges, Operating Ratio, Adjusted Operating Ratio, Adjusted EBITDA, diluted loss per common share, and Adjusted EPS for last three years.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Total operating revenue	$2,929,723	$2,571,353	$3,399,810
Revenue excluding fuel surcharge revenue	$2,500,568	$2,295,980	$2,680,193
Net loss	$(125,413)	$(435,645)	$(146,555)
Diluted loss per common share	$(1.98)	$(7.25)	$(2.44)
Operating Ratio	91.7%	94.9%	96.6%
Adjusted Operating Ratio	89.0%	93.9%	94.5%
Adjusted EBITDA	$497,673	$405,860	$409,598
Adjusted EPS	$0.02	$(0.73)	$(0.86)
Revenue and Expenses
We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our services. We enhance our revenue by charging for fuel surcharges, stop-off pay, loading and unloading activities, tractor and trailer detention, and other ancillary services. The main factors that affect our revenue are the rate per mile we receive from our customers and the number of loaded miles we generate with our equipment, which in turn produce our weekly trucking revenue per tractor — one of our key performance indicators — and our total trucking revenue.
The most significant expenses in our business vary with miles traveled and include fuel, driver-related expenses (such as wages and benefits), and services purchased from owner-operators and other transportation providers, such as the railroads, drayage providers, and other trucking companies (which are recorded on the “Purchased transportation” line of our consolidated statements of operations). Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are depreciation of long-term assets, such as tractors, trailers, containers, and terminals, interest expense, and the compensation of non-driver personnel.
Because a significant portion of our expenses are either fully or partially variable based on the number of miles traveled, changes in weekly trucking revenue per tractor caused by increases or decreases in deadhead miles percentage, rate per mile, and loaded miles have varying effects on our profitability. In general, changes in deadhead miles percentage have the largest proportionate effect on profitability because we still bear all of the expenses for each deadhead mile but do not earn any revenue to offset those expenses. Changes in rate per mile have the next largest proportionate effect on profitability because incremental improvements in rate per mile are not offset by any additional expenses. Changes in loaded miles generally have a smaller effect on profitability because variable expenses increase or decrease with changes in miles. However, items such as driver and owner-operator satisfaction and network efficiency are affected by changes in mileage and have significant indirect effects on expenses.
In general, our miles per tractor per week, rate per mile, and deadhead miles percentage are affected by industry-wide freight volumes, industry-wide trucking capacity, and the competitive environment, which factors are beyond our control, as well as by our service levels, planning, and discipline of our operations, over which we have significant control.
Income Taxes
From May 11, 2007 until October 10, 2009, we had elected to be taxed under the Internal Revenue Code as a subchapter S corporation. Such election followed the completion of the 2007 Transactions at the close of the market on May 10, 2007, which resulted in our becoming a private company. The election provided an income tax benefit of approximately $230 million associated with the partial reversal of previously recognized net deferred tax liabilities. Under subchapter S provisions, we did not pay corporate income taxes on our taxable income. Instead, our stockholders were liable for federal and state income taxes on their proportionate share of our taxable income. An income tax provision or benefit was recorded for certain of our subsidiaries, including our Mexican subsidiary and Mohave, our sole domestic captive insurance company at that time, which were not eligible to be treated as qualified subchapter S corporations. Additionally, we recorded a provision for state income taxes applicable to taxable income attributed to states that do not recognize the subchapter S corporation election.

In conjunction with the second amendment to our existing senior secured credit facility, we revoked our election to be taxed as a subchapter S corporation and, beginning October 10, 2009, we became taxed as a subchapter C corporation. Under subchapter C, we are liable for federal and state corporate income taxes on our taxable income. As a result of our subchapter S revocation, we recorded approximately $325 million of income tax expense on October 10, 2009, primarily in recognition of our deferred tax assets and liabilities as a subchapter C corporation.
Key Performance Indicators
We use a number of primary indicators to monitor our revenue and expense performance and efficiency. Our main measure of productivity is weekly trucking revenue per tractor. Weekly trucking revenue per tractor is affected by our loaded miles, which only include the miles driven when hauling freight, the size of our fleet (because available loads may be spread over fewer or more tractors), and the rates received for our services. We strive to increase our revenue per tractor by improving freight rates with our customers and hauling more loads with our existing equipment, effectively moving freight within our network, keeping tractors maintained, and recruiting and retaining drivers and owner-operators.
We also strive to reduce our number of deadhead miles. We measure our performance in this area by monitoring our deadhead miles percentage, which is calculated by dividing the number of unpaid miles by the total number of miles driven. By planning consecutive loads with shorter distances between the drop-off and pick-up locations, we are able to reduce the percentage of deadhead miles driven to allow for more revenue-generating miles during our drivers’ hours-of-service. This also enables us to reduce costs associated with deadhead miles, such as wages and fuel.
Average tractors available measures the number of tractors we have available for dispatch and includes tractors driven by company drivers as well as owner-operator units. This measure changes based on our ability to increase or decrease our fleet size to respond to changes in demand.
We consider our Adjusted Operating Ratio to be our most important measure of our operating profitability. Operating Ratio is operating expenses as a percentage of revenue, or the inverse of operating margin, and produces a quick indication of operating efficiency. It is widely used in our industry as an assessment of management’s effectiveness in controlling all categories of operating expenses. We net fuel surcharge revenue against fuel expense in the calculation of our Adjusted Operating Ratio, therefore excluding fuel surcharge revenue from total revenue in the denominator. We exclude fuel surcharge revenue because fuel prices and fuel surcharge revenue are often volatile and changes in fuel surcharge revenue largely offset corresponding changes in our fuel expense. Eliminating the volatility (by netting fuel surcharge revenue against fuel expense) affords a more consistent basis for comparing our results of operations between periods. We also exclude impairments and other unusual or non-cash items in the calculation of our Adjusted Operating Ratio because we believe this enhances the comparability of our performance between periods. Accordingly, we believe Adjusted Operating Ratio is a better indicator of our core operating profitability than Operating Ratio and provides a better basis for comparing our results between periods and against others in our industry.
We monitor weekly trucking revenue per tractor, deadhead miles percentage, and average tractors available on a daily basis, and we measure Adjusted Operating Ratio on a monthly basis. For the years ended December 31, 2010, 2009, and 2008, our performance with respect to these indicators was as follows (unaudited):

	Years Ended December 31,
	2010	2009	2008

Weekly trucking revenue per tractor	$2,879	$2,660	$2,916
Deadhead miles percentage	12.1%	13.2%	13.6%
Average tractors available for dispatch:
Company	10,838	11,262	12,657
Owner Operator	3,829	3,607	3,367

Total	14,667	14,869	16,024
Operating Ratio	91.7%	94.9%	96.6%
Adjusted Operating Ratio	89.0%	93.9%	94.5%

Results of Operations
Factors Affecting Comparability Between Periods
Change as a result of our IPO and refinancing transactions in December 2010
We expect an approximately $97 million reduction in on-going annual interest expense assuming the debt and capital lease balances and interest rates in effect at December 31, 2010, based on the application of the estimated net proceeds of our IPO and refinancing transactions as set forth in Item 5 of this report.
We also expect that, unless and until we enter into any future interest rate hedging arrangements, derivative interest expense will be reduced to $15.1 million in 2011 and $5.3 million in 2012, respectively, reflecting amortization of previous losses on our terminated interest rate swaps, which are recorded in accumulated other comprehensive income. Such losses were incurred in prior periods when hedge accounting applied to our swaps and will be expensed in the periods indicated in accordance with Topic 815, “Derivatives and Hedging.”
2010 results of operations
Our net loss for the year ended December 31, 2010 was $125.4 million. Items impacting comparability between 2010 and other periods include the following:
•	$1.3 million of pre-tax impairment charge for trailers reclassified to assets held for sale during the first quarter;

•
$7.4 million of incremental pre-tax depreciation expense reflecting management’s decision in the first quarter to sell as scrap approximately 7,000 dry van trailers over the course of the next several years and the corresponding revision to estimates regarding salvage and useful lives of such trailers;

•	$43.4 million of income tax benefit as a result of recognition of subchapter C corporation tax benefits after our becoming a subchapter C corporation in the fourth quarter of 2009;

•	$22.6 million of one-time pre-tax non-cash equity compensation charge related to certain stock options that vested upon our initial public offering in December 2010; and

•
$95.5 million of pre-tax loss on debt extinguishment related to the premium and fees we paid to tender for our old notes and the non-cash write-off of the deferred financing costs associated with our previous indebtedness that was repaid in December 2010 as a result of our refinancing transactions.

2009 results of operations
Our net loss for the year ended December 31, 2009 was $435.6 million. Items impacting comparability between 2009 and other periods include the following:
•	$0.5 million pre-tax impairment of three non-operating real estate properties in the first quarter of 2009;

•
$4.2 million of pre-tax transaction costs incurred in the third and fourth quarters of 2009 related to an amendment to our existing senior secured credit facility and the concurrent senior secured notes amendments;

•	$2.3 million of pre-tax transaction costs incurred during the third quarter related to our cancelled bond offering;

•	$12.5 million pre-tax benefit in other income for net proceeds received during the third quarter pursuant to a litigation settlement entered into by us on September 25, 2009;

•
$4.0 million pre-tax benefit in other income from the sale of our investment in Transplace in the fourth quarter of 2009, representing the recovery of a note receivable that had been previously written off;

•	$324.8 million of non-cash income tax expense primarily in recognition of net deferred tax liabilities in the fourth quarter of 2009 reflecting our subchapter S revocation; and

•
$29.2 million in additional interest expense and derivative interest expense related to higher interest rates and loss of hedge accounting for our interest rate swaps as a result of an amendment to our existing senior secured credit facility in the fourth quarter of 2009.

2008 results of operations
Our net loss for the year ended December 31, 2008 was $146.6 million. Items impacting comparability between 2008 and other periods include the following:
•	$17.0 million of pre-tax charges associated with impairment of goodwill of our Mexico freight transportation reporting unit;

•	$7.5 million of pre-tax impairment charges for certain real property, tractors, trailers, and a note receivable; and

•
$6.7 million in pre-tax expense associated with the closing of our 2008 RSA on July 30, 2008 and $0.3 million in financial advisory fees associated with an amendment to our existing senior secured credit facility.

Revenue
We record three types of revenue: trucking revenue, fuel surcharge revenue, and other revenue. A summary of our revenue generated by type for 2010, 2009, and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Trucking revenue	$2,201,684	$2,062,296	$2,443,271
Fuel surcharge revenue	429,155	275,373	719,617
Other revenue	298,884	233,684	236,922

Operating revenue	$2,929,723	$2,571,353	$3,399,810

Trucking revenue
Trucking revenue is generated by hauling freight for our customers using our trucks or our owner-operators’ equipment. Trucking revenue includes all revenue we earn from our general truckload, dedicated, cross border, and drayage services. Generally, our customers pay for our services based on the number of miles in the most direct route between pick-up and delivery locations and other ancillary services we provide. Trucking revenue is the product of the number of revenue-generating miles driven and the rate per mile we receive from customers plus accessorial charges, such as loading and unloading freight for our customers or fees for detaining our equipment. The main factors that affect trucking revenue are our average tractors available and our weekly trucking revenue per tractor. Trucking revenue is affected by fluctuations in North American economic activity, as well as changes in inventory levels, changes in shipper packaging methods that reduce volumes, specific customer demand, the level of capacity in the truckload industry, driver availability, and modal shifts between truck and rail intermodal shipping (which we record in other revenue).
For 2010, our trucking revenue increased by $139.4 million, or 6.8%, compared with the 2009. This increase was comprised of a 4.7% growth in loaded trucking miles and a 1.9% increase in average trucking revenue per loaded mile, excluding fuel surcharge, compared with 2009. We achieved the year over year increase in trucking revenue per loaded mile, excluding fuel surcharge, through sequential quarterly increases throughout 2010 after experiencing sequential quarterly decreases throughout 2009.
For 2009, our trucking revenue decreased by $381.0 million, or 15.6%, compared with 2008. This decrease primarily resulted from a 12.9% reduction in loaded trucking miles and a 3.1% decrease in average trucking revenue per loaded mile. These reductions resulted in an 8.8% decrease in weekly trucking revenue per tractor and a 6.1% decrease in average loaded miles per available tractor despite our 7.2% reduction in average tractors available. This decline in trucking demand accelerated in the first half of 2009, and our fleet reductions were not as rapid as the decrease in freight volumes for two reasons. First, a depressed used equipment market made disposal of company tractors and owner-operator leased units unattractive. Second, we chose not to downsize our owner-operator fleet consistent with our longer term strategy of increasing our number of owner-operators. During 2009, excess capacity of tractors in our industry continued to place pressure on rates.

Fuel surcharge revenue
Fuel surcharges are designed to compensate us for fuel costs above a certain cost per gallon base. Generally, we receive fuel surcharges on the miles for which we are compensated by customers. However, we continue to have exposure to increasing fuel costs related to deadhead miles, fuel efficiency due to engine idle time, and other factors and to the extent the surcharge paid by the customer is insufficient. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. Although our surcharge programs vary by customer, we endeavor to negotiate an additional penny per mile charge for every five cent increase in the United States Department of Energy, or DOE, national average diesel fuel index over an agreed baseline price. In some instances, customers choose to incorporate the additional charge by splitting the impact between the basic rate per mile and the surcharge fee. In addition, we have moved much of our West Coast customer activity to a surcharge program that is indexed to the DOE’s West Coast average diesel fuel index as diesel fuel prices in the western United States generally are higher than the national average index. Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true.
For 2010, fuel surcharge revenue increased by $153.8 million, or 55.8%, compared with 2009. The average of the DOE’s national weekly average diesel fuel index increased 21.1% to $2.99 per gallon in 2010 compared with $2.47 per gallon in 2009. The 4.7% increase in loaded trucking miles combined with a 28.1% increase in loaded intermodal miles in 2010 also increased fuel surcharge revenue.
For 2009, fuel surcharge revenue decreased $444.2 million, or 61.7%, compared with 2008. The average of the DOE’s national weekly average diesel price index decreased 35.0% to $2.47 per gallon in 2009 compared with $3.80 per gallon in 2008. In addition, we operated 12.9% fewer loaded miles in 2009.
Other revenue
Our other revenue is generated primarily by our rail intermodal business, non-asset based freight brokerage and logistics management service, tractor leasing revenue of IEL, premium revenue generated by our wholly-owned captive insurance companies, and other revenue generated by our shops. The main factors that affect other revenue are demand for our intermodal and brokerage and logistics services and the number of owner-operators leasing equipment from us.
For 2010, other revenue increased by $65.2 million, or 27.9%, compared with 2009. This resulted primarily from a 28.1% increase in loaded intermodal miles, driven by increasing intermodal freight demand and the recent awards of new business, and an $8.0 million increase in tractor leasing revenue of IEL resulting from the growth in our owner-operator fleet.
For 2009, other revenue decreased by $3.2 million, or 1.4%, compared with 2008. This resulted primarily from a 61% decrease in logistics revenue, partially offset by a $7.2 million increase in tractor leasing revenue of IEL, resulting from growth of our owner-operator fleet.
Operating Expenses
Salaries, wages, and employee benefits
Salaries, wages, and employee benefits consist primarily of compensation for all employees. Salaries, wages, and employee benefits are primarily affected by the total number of miles driven by company drivers, the rate per mile we pay our company drivers, employee benefits including but not limited to health care and workers’ compensation, and to a lesser extent by the number of, and compensation and benefits paid to, non-driver employees.

The following is a summary of our salaries, wages, and employee benefits for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Salaries, wages, and employee benefits	$763,962	$728,784	$892,691
% of revenue, excluding fuel surcharge revenue	30.6%	31.7%	33.3%
% of operating revenue	26.1%	28.3%	26.3%
For 2010, salaries, wages, and employee benefits increased by $35.2 million, or 4.8%, compared with 2009. This increase in expense primarily resulted from the $22.6 million one-time non-cash equity compensation charge in December 2010 related to stock options that vested upon the IPO, as discussed below. Also, salaries, wages, and employee benefits increased in 2010 due to the accrual of bonuses and the resumption of our 401(k) match during 2010, and because the 2009 period included the one-week furlough for non-drivers we had implemented during the second quarter of 2009. These increases offset the reduction in salaries, wages, and employee benefits that resulted from the headcount reductions we implemented in January and October of 2009 and the reduction in driver pay resulting from the year-over-year decrease in miles driven by company drivers during the first half of 2010. As a percentage of revenue excluding fuel surcharge revenue, salaries, wages, and employee benefits decreased by 110 basis points compared with 2009 primarily due to the growth in our owner-operator fleet and intermodal business, resulting in a 397 basis point reduction in the percentage of total miles driven by company drivers over the comparative year to date periods.
For 2009, salaries, wages, and employee benefits decreased $163.9 million, or 18.4%, compared with 2008. As a percentage of revenue excluding fuel surcharge revenue, salaries, wages, and employee benefits decreased to 31.7%, compared with 33.3% for 2008. This decline is primarily due to an overall decline in shipping volumes and associated miles as well as a mix shift between company drivers and owner-operators, which combined to result in an 18.3% reduction in the number of miles driven by company drivers. We also reduced our average, non-driving workforce in 2009 by 11.6% compared with the average for 2008 as a result of efficiency measures developed by our Lean Six Sigma initiatives, as well as reductions in force related to a smaller tractor fleet and revenue base. In addition, we reduced the rate of pay to drivers in 2009, eliminated bonuses and our 401(k) match, and imposed a one-week furlough for non-driving personnel in the second quarter.
We currently have 6.1 million stock options outstanding pursuant to our 2007 Omnibus Incentive Plan, as amended and restated. Approximately 20% of these options vested and became exercisable simultaneously with the closing of the IPO on December 15, 2010. Accordingly, our salaries, wages, and employee benefits expense increased upon the consummation of the offering as stock compensation expense immediately recognized was $22.6 million, which charge represented the portion of the option holders’ respective service periods that had been performed at the time the IPO satisfied the condition to vesting under the option terms. We recorded an additional $0.3 million of ongoing non-cash equity compensation expense following the IPO date through the end of the year. Additionally, upon closing the IPO we repriced 4.3 million outstanding stock options that had strike prices above the IPO price per share to $11.00, the IPO price per share. This resulted in additional unrecognized equity compensation expense totaling $5.6 million, which will be recognized over the remaining vesting term of the repriced options in accordance with Topic 718, “Compensation — Stock Compensation.” Going forward, ongoing quarterly non-cash equity compensation expense for existing grants is estimated to be approximately $2.4 million per quarter in the first three quarters of 2011 and $1.8 million per quarter thereafter through the third quarter of 2012, at which point approximately 87% of awards outstanding at December 31, 2010 will be vested.
All other things equal, reductions in the portion of our total miles driven by company drivers such as we have been experiencing given our fleet reduction efforts through the third quarter of 2009 and our growing intermodal business and owner-operator fleet, generally cause expenses related to company driver miles, such as wages, fuel, and to a lesser extent maintenance, to be reduced as a percentage of revenue, while purchased transportation expenses increase as a percentage of revenue. If we are successful in continuing to grow our intermodal business and owner-operator fleet, we would expect such shifts in the composition of our operating expenses to continue.
The compensation paid to our drivers and other employees has increased and may need to increase further in future periods as the economy strengthens and other employment alternatives become more available. Furthermore, because we believe that the market for drivers has tightened, we expect hiring expenses, including recruiting and advertising, to increase in order to attract sufficient numbers of qualified drivers to operate our fleet.

Operating supplies and expenses
Operating supplies and expenses consist primarily of ordinary vehicle repairs and maintenance, the physical damage repairs to our equipment resulting from accidents, costs associated with preparing tractors and trailers for sale or trade-in, driver expenses, driver recruiting costs, legal and professional services fees, general and administrative expenses, and other costs. Operating supplies and expenses are primarily affected by the age of our company-owned fleet of tractors and trailers, the number of miles driven in a period, driver turnover, and to a lesser extent by efficiency measures in our shop.
The following is a summary of our operating supplies and expenses for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Operating supplies and expenses	$217,965	$209,945	$271,951
% of revenue, excluding fuel surcharge revenue	8.7%	9.1%	10.1%
% of operating revenue	7.4%	8.2%	8.0%
For 2010, operating supplies and expenses increased by $8.0 million, or 3.8%, compared with 2009. As a percentage of revenue excluding fuel surcharge revenue, operating supplies and expenses decreased to 8.7%, compared with 9.1% for 2009. The increase in expense was primarily the result of an increase in tractor maintenance expense due to the increase in our fleet age compared with 2009, partially offset by the reduction in our company tractor fleet, and cost control and maintenance efficiency initiatives we implemented during 2009. The reduction as a percentage of revenue excluding fuel surcharge revenue is largely the result of the mix shift whereby a lower percentage of our business is performed by company tractors and drivers. Going forward, we expect our operating supplies and expenses to increase on a per-mile basis over the next several years to reflect increased maintenance expenses associated with an older fleet and increased recruiting costs due to a tightening supply of truck drivers.
For 2009, operating supplies and expenses decreased $62.0 million, or 22.8%, compared with 2008. As a percentage of revenue, excluding fuel surcharge revenue, operating supplies and expenses decreased to 9.1%, compared with 10.1% for 2008. This year-over-year decrease was primarily due to the reduction in our tractor fleet, improved driver turnover, and several cost control and maintenance efficiency initiatives we implemented during 2009, resulting in lower driver recruiting and training, equipment maintenance, and other discretionary costs. These decreases were partially offset by $6.5 million of expenses for transaction costs related to the amendments of our financing agreements and a cancelled bond offering during the third and fourth quarters of 2009, which we recorded in operating supplies and expenses.
Fuel expense
Fuel expense consists primarily of diesel fuel expense for our company-owned tractors and fuel taxes. The primary factors affecting our fuel expense are the cost of diesel fuel, the miles per gallon we realize with our equipment, and the number of miles driven by company drivers.
We believe the most effective protection against fuel cost increases is (i) to maintain a fuel-efficient fleet by incorporating fuel efficiency measures, such as slower tractor speeds, engine idle limitations, and a reduction of deadhead miles into our business, (ii) to actively manage fuel procurement, and (iii) to implement an effective fuel surcharge program. To mitigate unrecovered fuel exposure, we have worked to negotiate more robust surcharge programs with customers identified as having inadequate programs. We generally have not used derivatives as a hedge against higher fuel costs in the past, but continue to evaluate this possibility. We have contracted with some of our fuel suppliers to buy a portion of our fuel at a fixed price or within banded pricing for a specific period, usually not exceeding twelve months, to mitigate the impact of rising fuel costs.
The following is a summary of our fuel expense for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008

Fuel expense	$468,504	$385,513	$768,693
% of operating revenue	16.0%	15.0%	22.6%

To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to owner-operators, the railroads, and other third parties which is included in purchased transportation) from our fuel expense. The result is referred to as net fuel expense. Our net fuel expense as a percentage of revenue excluding fuel surcharge revenue is affected by the cost of diesel fuel net of surcharge collection, the percentage of miles driven by company trucks, our fuel economy, and our percentage of deadhead miles, for which we do not receive fuel surcharge revenues. Net fuel expense as a percentage of revenue less fuel surcharge revenue is shown below:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Total fuel surcharge revenue	$429,155	$275,373	$719,617
Less: fuel surcharge revenue reimbursed to owner-operators and other third parties	155,883	92,341	216,185

Company fuel surcharge revenue	$273,272	$183,032	$503,432

Total fuel expense	$468,504	$385,513	$768,693
Less: Company fuel surcharge revenue	273,272	183,032	503,432

Net fuel expense	$195,232	$202,481	$265,261

% of revenue, excluding fuel surcharge revenue	7.8%	8.8%	9.9%
For 2010, net fuel expense decreased $7.2 million, or 3.6%, compared with 2009. As a percentage of revenue excluding fuel surcharge revenue, net fuel expense decreased to 7.8%, compared with 8.8% for 2009. The decrease in net fuel expense is primarily the result of the 110 basis point decrease in our deadhead miles percentage and the 0.8% decrease in total miles driven by company tractors. Further, net fuel expense also decreased as a percentage of revenue excluding fuel surcharge revenue during the period largely due to the mix shift whereby the percentage of our total miles driven by company tractors decreased by 397 basis points compared to the prior year period.
For 2009, net fuel expense decreased by $62.8 million, or 23.7%, compared with 2008. As a percentage of revenue, excluding fuel surcharge revenue, net fuel expense decreased to 8.8%, compared with 9.9% for 2008. This decline was caused by an 18.3% decrease in miles driven by company tractors, lower diesel fuel prices, a slight improvement in fuel economy, and improvements in fuel procurement strategies.
Purchased transportation
Purchased transportation consists of the payments we make to owner-operators, railroads, and third-party carriers that haul loads we broker to them, including fuel surcharge reimbursements paid to such parties.
The following is a summary of our purchased transportation expense for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Purchased transportation expense	$771,333	$620,312	$741,240
% of operating revenue	26.3%	24.1%	21.8%
Because we reimburse owner-operators and other third parties for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to third parties from our purchased transportation expense. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of revenue less fuel surcharge revenue, as shown below:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Purchased transportation	$771,333	$620,312	$741,240
Less: fuel surcharge revenue reimbursed to owner-operators and other third parties	155,883	92,341	216,185

Purchased transportation, net of fuel surcharge reimbursement	$615,450	$527,971	$525,055

% of revenue, excluding fuel surcharge revenue	24.6%	23.0%	19.6%
For 2010, purchased transportation, net of fuel surcharge reimbursement, increased $87.5 million, or 16.6%, compared with 2009. As a percentage of revenue excluding fuel surcharge revenue, purchased transportation, net of fuel surcharge reimbursement, increased to 24.6%, compared with 23.0% for 2009. The increase in cost and percentage of revenue excluding fuel surcharge revenue is primarily due to a 30.3% increase in total intermodal miles, and a 13.1% increase in total owner-operator miles, while the percentage of total miles driven by company tractors decreased by 397 basis points, as noted above.

For 2009, purchased transportation, net of fuel surcharge reimbursement, was relatively flat in dollar amount, but as a percentage of revenue, excluding fuel surcharge, increased to 23.0%, compared with 19.6% for 2008. The percentage increase is primarily the result of the mix shift from company drivers to owner-operators, as noted above, which produced a 1.5% increase in loaded miles driven by owner-operators despite a 12.9% reduction in total loaded miles.
Insurance and claims
Insurance and claims expense consists of insurance premiums and the accruals we make for estimated payments and expenses for claims for bodily injury, property damage, cargo damage, and other casualty events. The primary factors affecting our insurance and claims are the number of miles run by our drivers and owner-operators, the frequency and severity of accidents, trends in the development factors used in our actuarial accruals, and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles we travel. To the extent economic conditions improve and to the extent such improvement results in an increase in the miles we travel, we could experience an increase in our claims exposure, which could adversely affect our profitability. Furthermore, our substantial, self-insured retention of $10.0 million per occurrence for accident claims can make this expense item volatile.
The following is a summary of our insurance and claims expense for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Insurance and claims	$87,411	$81,332	$141,949
% of revenue, excluding fuel surcharge revenue	3.5%	3.5%	5.3%
% of operating revenue	3.0%	3.2%	4.2%
For 2010, insurance and claims expense increased by $6.1 million, or 7.5%, compared with 2009. The increase is primarily due to the 5.8% increase in total miles, while insurance and claims expense as a percentage of revenue excluding fuel surcharge revenue was flat with the same period in 2009.
For 2009, insurance and claims expense decreased by $60.6 million, or 42.7%, compared with 2008. As a percentage of revenue, excluding fuel surcharge revenue, insurance and claims expense decreased to 3.5%, compared with 5.3% for 2008. The decrease partially reflected an increase in claims expense during the fourth quarter of 2008, as additional information regarding several large loss claims for accidents that had occurred in 2006 and 2007 resulted in an increase in reserves and additional expense during 2008. Insurance and claims expense also decreased in 2009 because of the decrease in total miles in 2009 versus 2008. Furthermore, our recent reductions in accident frequency and severity resulted in less expense as a percentage of revenue, excluding fuel surcharge.
Rental expense and depreciation and amortization of property and equipment
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. Depreciation and amortization of property and equipment consists primarily of depreciation for owned tractors and trailers or amortization of those financed with capital leases. The primary factors affecting these expense items include the size and age of our tractor, trailer, and container fleet, the cost of new equipment, and the relative percentage of owned versus leased equipment. Because the mix of our leased versus owned tractors varies, we believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment when comparing year-over-year results for analysis purposes.
The following is a summary of our rental expense and depreciation and amortization of property and equipment for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Rental expense	$76,540	$79,833	$76,900
Depreciation and amortization of property and equipment	206,279	230,339	250,433

Rental expense and depreciation and amortization of property and equipment	$282,819	$310,172	$327,333

% of revenue excluding fuel surcharge revenue	11.3%	13.5%	12.2%
% of operating revenue	9.7%	12.1%	9.6%

Rental expense and depreciation and amortization of property and equipment were primarily driven by our fleet of tractors and trailers shown below:

	As of December 31,
	2010	2009	2008
	(Unaudited)
Tractors:
Company
Owned	6,844	7,881	9,811
Leased — capital leases	3,048	2,485	1,977
Leased — operating leases	2,331	2,074	1,998

Total company tractors	12,223	12,440	13,786

Owner-operator
Financed through the Company	2,813	2,687	2,417
Other	1,054	898	1,143

Total owner-operator tractors	3,867	3,585	3,560

Total tractors	16,090	16,025	17,346

Trailers	48,992	49,215	49,695

Containers	4,842	4,262	5,726

For 2010, rental expense and depreciation and amortization of property and equipment decreased by $27.4 million, or 8.8%, compared with 2009. As a percentage of revenue excluding fuel surcharge revenue, such expenses decreased to 11.3%, compared with 13.5% for 2009. This decrease was primarily associated with lower depreciation expense due to a smaller average number of owned tractors in 2010 as compared to 2009 as we completed our fleet reduction by September 30, 2009. This decrease was partially offset by an increase in amortization expense related to tractors financed with capital leases in the 2010 period compared to the 2009 period. Additionally, the assignment of intermodal container leases in 2009, the growth of our intermodal business throughout 2010, and the increase in weekly trucking revenue per tractor noted above also contributed to the decreases in cost and percentage of revenue excluding fuel surcharge revenue. These decreases were partially offset by $7.4 million of incremental depreciation expense during the first quarter of 2010, reflecting management’s revised estimates regarding salvage value and useful lives for approximately 7,000 dry van trailers, which management decided during the first quarter to sell as scrap over the next few years.
For 2009, rental expense and depreciation and amortization of property and equipment decreased $17.2 million, or 5.2%, compared with 2008. As a percentage of revenue, excluding fuel surcharge revenue, such expenses increased to 13.5%, compared with 12.2% for 2008. The dollar decrease was the result of lower depreciation expense because of a smaller number of depreciable tractors in 2009 as compared with 2008, as well as reductions in container and trailer leases. This decrease was partially offset by an increase in rental expense because of an increase in the number of company trucks financed with operating leases, including trucks we lease to owner-operators. The increase as a percentage of revenue, net of fuel surcharge revenue, was a result of lower revenue per tractor.
Our rental expense and depreciation and amortization of property and equipment may increase in future periods because of increased costs associated with newer tractors. Any engine manufactured on or after January 1, 2010 must comply with the new emissions regulations, and we anticipate higher costs associated with these engines will be reflected in increased depreciation and rental expense. We expect, as emissions requirements become stricter, that the price of equipment will continue to rise.
In the first quarter of 2011, we decided to replace within the next 12 months certain Qualcomm units with remaining useful lives extending beyond twelve months. Accordingly, we have revised their estimated useful lives, which will result in an approximately $3 million increase in depreciation expense in 2011.
Amortization of intangibles
For all periods ending on or after December 31, 2007, amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with our going private in the 2007 Transactions in which Swift Corporation acquired Swift Transportation.

The following is a summary of our amortization of intangibles for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Amortization of intangibles	$20,472	$23,192	$25,399
Amortization of intangibles for 2010, 2009, and 2008 is comprised of $19.3 million, $22.0 million, and $24.2 million respectively, related to intangible assets recognized in conjunction with the 2007 Transactions and $1.2 million in each year related to intangible assets existing prior to the 2007 Transactions. Amortization of intangibles decreased in each successive year primarily as a result of the 150% declining balance amortization method applied to the customer relationship intangible recognized in conjunction with the 2007 Transactions.
We estimate that our non-cash amortization expense associated with all of the intangibles on our balance sheet at December 31, 2010 will be $18.3 million in 2011, $16.9 million in 2012, and $16.8 million in each of 2013, 2014, and 2015 all but $1.2 million of which, in each period, represents amortization of the intangible assets recognized in conjunction with the 2007 Transactions.
Impairments
The following is a summary of our impairment expense for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Impairment expense	$1,274	$515	$24,529
In 2010, we incurred $1.3 million in pre-tax impairment charges related to trailers. In 2009, we incurred $0.5 million in pre-tax charges for impairment of three non-operating real estate properties. In 2008, we incurred $24.5 million in impairment charges comprised of (i) a $17.0 million impairment of goodwill relating to our Mexico freight transportation reporting unit, and (ii) pre-tax impairment charges of (a) $0.3 million for the write-off of a note receivable related to the sale of our Volvo truck delivery business assets in 2006, and (b) $7.2 million on tractors, trailers, and several non-operating real estate properties.
Operating taxes and licenses
Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with our fleet of equipment and will vary according to the size of our equipment fleet in future periods. The following is a summary of our operating taxes and licenses expense for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Operating taxes and licenses expense	$56,188	$57,236	$67,911
% of revenue, excluding fuel surcharge revenue	2.2%	2.5%	2.5%
% of operating revenue	1.9%	2.2%	2.0%
For 2010, operating taxes and licenses expense decreased $1.0 million, or 1.8%, compared with 2009. As a percentage of revenue, excluding fuel surcharge revenue, operating taxes and licenses expense decreased to 2.2%, compared with 2.5% for 2009 due to a reduction in the average size of our tractor fleet and a corresponding decrease in vehicle registration costs. Also, the expense decreased as a percentage of revenue excluding fuel surcharge due to the increase in average revenue per mile in 2010.
For 2009, operating taxes and licenses expense decreased $10.7 million, or 15.7%, compared with 2008. The decrease resulted from the smaller size of our company tractor fleet. As a percentage of revenue, excluding fuel surcharge, operating taxes and licenses expense was relatively consistent year-over-year because the decrease in average freight rates during 2009 offset the effect of the expense reductions.

Interest
Interest expense consists of cash interest, and amortization of related issuance costs and fees, but excludes expenses related to our interest rate swaps.
The following is a summary of our interest expense for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Interest expense	$251,129	$200,512	$222,177
Interest expense for the year ended December 31, 2010 is primarily based on the previous debt balances of $1.49 billion for our previous first lien term loan and $709 million for our previous senior secured notes. In addition, as of December 31, 2010, we had $194.6 million of capital lease obligations. Interest expense increased in 2010 largely because of the second amendment to our existing senior secured credit facility in October 2009, which resulted in the addition of a 2.25% LIBOR floor and a 275 basis point increase in applicable margin for our senior secured credit facility, and a 50 basis point increase in the unused commitment fee for our revolving line of credit.
Also included in interest expense for the year ended December 31, 2010 were the fees associated with our 2008 RSA totaling $5.2 million. In 2009, these fees of $5.0 million were included in “Other expense” consistent with the true sale accounting treatment previously applicable to our 2008 RSA. As discussed in our consolidated financial statements appearing under Item 8 of this report, the accounting treatment for our 2008 RSA changed effective January 1, 2010, upon our adoption of Financial Accounting Standards Board Accounting Standards Codification Accounting Standards Update, or ASU, No. 2009-16, “Accounting for Transfers of Financial Assets (Topic 860),” after which we were required to account for our 2008 RSA as a secured borrowing as opposed to a sale, with our 2008 RSA program fees characterized as interest expense.
Interest expense for the year ended December 31, 2009 is primarily based on debt balances of $1.51 billion for our previous first lien term loan and $799 million for our previous senior secured notes. In addition, as of December 31, 2009, we had $152.9 million of capital leases. As noted above, as a result of the second amendment to our existing senior secured credit facility, interest expense increased during the fourth quarter of 2009 because of the addition of a 2.25% LIBOR floor for our existing senior secured credit facility, a 275 basis point increase in applicable margin for our existing senior secured credit facility, and a 50 basis point increase in the unused commitment fee for our revolving line of credit. The decrease in interest rates, specifically LIBOR, during 2009 partially offset this increase in interest expense for the year ended December 31, 2009, compared with 2008.
Interest expense for the year ended December 31, 2008 is primarily based on the debt balance of $1.52 billion for our first lien term loan, $835 million for our senior secured notes, and $136.4 million of our capital leases. Also included in interest expense through March 27, 2008 were the fees associated with our prior accounts receivable sale facility. Subsequent to this facility being amended on March 27, 2008, these fees were included in “Other expense” consistent with the true sale accounting treatment applicable to our prior accounts receivable sale facility.
We expect an approximately $97 million reduction in on-going annual interest expense assuming the debt and capital lease balances and interest rates in effect at December 31, 2010, based on the application of the net proceeds of our IPO and refinancing transactions as set forth in Item 5 of this report.
Derivative interest
Derivative interest expense consists of expenses related to our interest rate swaps, including the income effect of mark-to-market adjustments of interest rate swaps and current settlements. We de-designated the remaining swaps and discontinued hedge accounting effective October 1, 2009, as a result of the second amendment to our existing senior secured credit facility, after which the entire mark-to-market adjustment is charged to earnings rather than being recorded in equity as a component of other comprehensive income under previous cash flow hedge accounting treatment. Furthermore, the non-cash amortization of other comprehensive income previously recorded when hedge accounting was in effect is recorded in derivative interest expense. In December 2010, in conjunction with our IPO and refinancing transactions, we terminated all our remaining interest rate swaps and paid $66.4 million to our counterparties in full satisfaction of these interest rate swap agreements. The following is a summary of our derivative interest expense for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Derivative interest expense (income)	$70,399	$55,634	$18,699

Derivative interest expense for the years ended December 31, 2010, 2009, and 2008 is related to our interest rate swaps with notional amounts of $832 million, $1.22 billion, and $1.34 billion, respectively.
Derivative interest expense increased in 2010 over 2009 primarily as a result of the decrease in three month LIBOR, the underlying index for the swaps, and our cessation of hedge accounting in October 2009, as noted above.
Derivative interest expense increased in 2009 over 2008 primarily as a result of the significant decrease in three month LIBOR, and our cessation of hedge accounting in October 2009, as noted above.
We estimate that $15.1 million, and $5.3 million, respectively, of previous losses on the interest rate swaps recorded in accumulated other comprehensive income will be amortized to derivative interest expense in 2011, and 2012, respectively. Such losses were incurred in prior periods when hedge accounting applied to our swaps and will be expensed in the periods indicated in accordance with Topic 815, “Derivatives and Hedging.”
Other (income) expense
The following is a summary of our other (income) expense for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Other (income) expense	$(3,710)	$(13,336)	$12,753
Other (income) expenses were generally immaterial to our results in the year ended December 31, 2010 and are not quantifiable with respect to any major items.
Other (income) expenses improved in the year ended December 31, 2009, as a result of the $4.0 million gain from the sale of our investment in Transplace and $12.5 million in net settlement proceeds received in the third quarter of 2009.
Other (income) expenses for the year ended December 31, 2008 included $6.7 million of closing costs associated with our 2008 RSA, our current accounts receivable securitization facility that was put in place during the third quarter of 2008. Consistent with the true sale accounting treatment applied to our securitization under Topic 860, costs associated with the sale transaction were charged directly to earnings rather than being deferred as in a secured financing arrangement.
Income tax expense
From May 11, 2007 through October 10, 2009, we elected to be treated as a subchapter S corporation under the Internal Revenue Code. A subchapter S corporation passes essentially all taxable income and losses to its stockholders and does not pay federal income taxes at the corporate level. In October 2009, we revoked our subchapter S corporation election and elected to be taxed as a subchapter C corporation. Under subchapter C, we are liable for federal and state corporate income taxes on our taxable income.
The following is a summary of our income tax expense for years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Income tax (benefit) expense	$(43,432)	$326,650	$11,368
For the year ended December 31, 2010, income tax expense decreased $370.1 million compared with 2009, primarily due to the approximately $325 million of income tax expense we recorded upon our revocation of our subchapter S election on October 10, 2009, which charge was primarily in recognition of our deferred tax assets and liabilities as a subchapter C corporation. Also, income tax expense decreased related to the full period tax treatment as a subchapter C corporation and the realization of a tax benefit for net operating loss carry-forwards to offset taxable income in future periods.

For the year ended December 31, 2009, income tax expense increased $315.3 million compared with 2008 primarily as a result of the approximately $325 million charge recorded upon our subchapter S revocation, as noted above.
If we had been taxed as a subchapter C corporation on our actual results for each of the years ended December 31, 2009, and 2008, we would have had pro forma income tax expense (benefit) of $5.7 million, and $(26.6) million, respectively. The pro forma C corporation effective tax rate in 2009 was higher than 2010 primarily due to the cancellation of debt income we recognized for tax purposes related to Mr. Moyes’ purchases during the first few months of 2009 of $125.8 million face amount of our previous senior secured notes in open market transactions, which he subsequently forgave as discussed in our consolidated financial statements included under Item 8 of this report.
The increase in the pro forma C corporation effective tax rate in 2009 over 2008 primarily resulted from the cancellation of debt income related to the senior secured notes purchased by Mr. Moyes as noted above.
We expect the reversal of deferred tax assets of $5.6 million, and $2.0 million during 2011, and 2012, respectively, related to the interest rate swap losses recorded in accumulated other comprehensive income that will be amortized to derivative interest expense as noted under derivative interest above, will have the effect of raising our effective tax rate in these periods.
Liquidity and Capital Resources
Overview
At December 31, 2010 and 2009, we had the following sources of liquidity available to us:

	December 31,	December 31,
	2010	2009
	(Dollars in thousands)
Cash and cash equivalents, excluding restricted cash	$47,494	$115,862
Availability under revolving line of credit due December 2015	246,809	—
Availability under previous revolving line of credit due May 2012	—	220,818
Availability under 2008 RSA	2,500	—

Total unrestricted liquidity	$296,803	$336,680

Restricted cash	84,568	24,869

Total liquidity, including restricted cash	$381,371	$361,549

At December 31, 2010 and 2009, we had restricted cash of $84.6 million and $24.9 million, respectively primarily held by our captive insurance companies for the payment of claims. At December 31, 2010, there were no outstanding borrowings, and there were $153.2 million letters of credit outstanding under our new revolving line of credit.
Our business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures on our fleet and other assets, working capital changes, principal and interest payments on our obligations, letters of credit to support insurance requirements, and tax payments to fund our taxes in periods when we generate taxable income.
We also make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and potentially fund growth in our revenue equipment fleet if justified by customer demand and our ability to finance the equipment and generate acceptable returns. At December 31, 2010, we expect our net cash capital expenditures to be approximately $250 million to $270 million for 2011. However, we expect to continue to obtain a portion of our equipment under operating and capital leases, which are not reflected as net cash capital expenditures. Beyond 2011, we expect our net capital expenditures to remain substantial.
We believe we can finance our expected cash needs, including debt repayment, in the short-term with cash flows from operations, borrowings available under our revolving line of credit, borrowings under our 2008 RSA, and lease financing believed to be available for at least the next twelve months. Over the long-term, we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing, or equity capital. The availability of financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions. If such additional borrowings, lease financing, or equity capital is not available at the time we need to incur such indebtedness, then we may be required to utilize the revolving portion of our new senior secured credit facility (if not then fully drawn), extend the maturity of then-outstanding indebtedness, rely on alternative financing arrangements, or engage in asset sales.

In addition, the indenture for our new senior secured notes provides that we may only incur additional indebtedness if, after giving effect to the new incurrence, a minimum fixed charge coverage ratio of 2.00:1.00, as defined therein, is met, or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350 million at any one time. As of December 31, 2010, we had a fixed charge coverage ratio of 3.38:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing financial arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for 2011.
Our IPO and refinancing transactions in December 2010 provide us (i) an expected reduction in interest expense resulting from the tender and purchase of the majority of our previous senior secured notes, and (ii) a deferred maturity date in connection with our new senior secured credit facility, which positively impacts our liquidity on a long-term basis.
Additionally, we meet the fixed charge coverage ratio required to incur additional indebtedness under our new senior second priority secured notes (whereas we did not previously meet such ratio under our existing senior secured notes), which also positively impacts liquidity.
Cash Flows
Our summary statements of cash flows information the years ended December 31, 2010, 2009, and 2008 is set forth in the table below:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Net cash provided by operating activities	$58,439	$115,335	$119,740
Net cash used in investing activities	$(178,521)	$(1,127)	$(118,517)
Net cash provided by (used in) financing activities and effect of exchange rate changes	$51,714	$(56,262)	$(22,133)
Operating activities
The $56.9 million decrease in net cash provided by operating activities during the year ended December 31, 2010, compared with the year ended December 31, 2009, was primarily the result of the $66.4 million payment to terminate and settle our remaining interest rate swap agreements as part of our IPO and refinancing transactions, and a $136.8 million increase in cash paid for interest and taxes, primarily as a result of the increase in coupon under our previous senior secured credit facility following the second amendment to our previous senior secured credit facility and our change in tax filing status during the fourth quarter of 2009. The increase in cash paid for interest also includes the payment of $34.4 million of accrued interest on our refinanced debt through the closing date of our refinancing transactions, which interest normally would have been paid in January and February of 2011 as scheduled. These increases were partially offset by a $111.1 million increase in operating income, and a $7.4 million reduction in claims payments made during 2010 as compared to 2009.
The $4.4 million decrease in net cash provided by operating activities during the year ended December 31, 2009, compared with the year ended December 31, 2008, primarily was the result of a $17.6 million increase in net cash paid for income taxes and a $13.9 million greater reduction in accounts payable, accrued, and other liabilities during 2009 as compared to 2008. This includes a $5.8 million increase in claims payments made in 2009, reflecting recent settlements of several large automobile liability claims from prior years. These items were mostly offset by a reduction in cash interest payments as a result of the decline in LIBOR.
Investing activities
Cash used in investing activities increased from a net outflow of $1.2 million in 2009 to a net outflow of $178.5 million in 2010, for a total increase of $177.4 million. This was driven mainly by increased capital expenditures and lower sales proceeds from equipment disposals. Gross capital expenditures increased $93.4 million while disposal proceeds decreased $31.2 million in 2010 versus 2009 as our fleet reduction efforts were largely completed by the third quarter of 2009. Also, restricted cash balances grew by $59.7 million more in 2010 versus 2009, which further contributed to the cash used in investing activities. The increase in restricted cash during 2010 primarily reflects increased collateral requirements pertaining to our wholly-owned captive insurance subsidiaries, Mohave and Red Rock, which together, beginning on February 1, 2010, insure the first $1 million (per occurrence) of our motor vehicle liability risk. To comply with certain state insurance regulatory requirements, we paid $55.2 million during 2010 to Red Rock and Mohave as collateral in the form of restricted cash for anticipated losses incurred in 2010. This restricted cash will be used to make payments on these losses as they are settled in future periods and such payments will reduce our claims accruals balances.

The $117.4 million reduction in net cash used in investing activities during the year ended December 31, 2009, compared with the year ended December 31, 2008 results, was driven mainly by a $256.5 million decrease in gross capital expenditures as a result of our fleet reduction efforts in the face of softening demand, which was partially offset by a $121.4 million decrease in sales proceeds from equipment disposals. In addition, restricted cash increased by $6.4 million during the year ended December 31, 2009, after decreasing by $3.6 million in the year ended December 31, 2008. Further, payments received on assets held for sale and equipment sales receivable decreased $9.5 million for the year ended December 31, 2009 compared with the year ended December 31, 2008.
Financing activities
Cash provided by financing activities increased from a net outflow of $56.3 million in 2009 to a net inflow of $51.7 million in 2010, for a total increase of $108.0 million. This increased inflow primarily reflects that $66.4 million of the net proceeds from our IPO and refinancing transactions were used to settle our existing interest rate swap liabilities and the $34.4 million proceeds used to pay accrued interest on the refinanced debt, which payments are included in operating activities as noted above. Additionally, we had a net $23.5 million of borrowing under the 2008 RSA in 2010, which is now reflected as a financing activity given the accounting treatment as a secured borrowing beginning January 1, 2010. These proceeds were partially offset by a $12.7 million increase in payments on long-term debt and capital leases as well as short term notes, including an $18.7 million excess cash flow payment on our previous first lien term loan in April 2010 under the terms of our previous senior secured credit facility, as amended.
In the year ended December 31, 2009, cash used in financing activities increased by $34.0 million compared with the year ended December 31, 2008. This increased usage reflects an increase of $14.2 million in payments made on our long-term debt, notes payable, and capital leases, an increase of $11.0 million in payment of deferred loan costs resulting from the second amendment to our existing senior secured credit facility and indenture amendments, and $6.2 million of payments made in 2009 on short-term notes payable, which had financed a portion of our insurance premiums in 2009. In the year ended December 31, 2008, we had net repayments of $16.6 million on capital leases and long-term debt.
Capital and Operating Leases
In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment with capital and operating leases. During the year ended December 31, 2010, we acquired tractors through capital and operating leases with gross values of $66.6 million and $5.6 million, respectively, which were offset by operating lease terminations with originating values of $22.8 million for tractors in 2010. In addition, $32.0 million of trailer leases expired in the year ended December 31, 2010, while no trailer leases expired in the year ended December 31, 2009.
During the year ended December 31, 2009, we acquired tractors through capital and operating leases with gross values, net of down payments, of $36.8 million and $45.6 million, respectively, which were offset by operating lease terminations with original values of $50.9 million for tractors in 2009. During the year ended December 31, 2008, we acquired tractors through capital and operating leases with gross values of $81.3 million and $104.1 million, respectively, which were offset by operating lease terminations with originating values of $83.2 million for tractors in 2008.
Working Capital
As of December 31, 2010, we had a working capital surplus of $186.1 million, which was an improvement of $202.7 million from December 31, 2009. The increase primarily resulted from the change in accounting treatment for our 2008 RSA. The accounting treatment for our 2008 RSA changed effective January 1, 2010, upon our adoption of ASU No. 2009-16, at which time we were required to account for our 2008 RSA as a secured borrowing rather than a sale. As a result, the previously de-recognized accounts receivable were brought back onto our balance sheet as current assets and the related securitization proceeds were recognized as non-current debt due to the terms of our accounts receivable securitization facility.
As of December 31, 2009, we had a working capital deficit of $16.5 million. The deficit primarily resulted from our accounts receivable securitization program. In 2007, the initial securitization proceeds totaling $200 million were used to repay principal on the first lien term loan, the majority of which was applied to the non-current portion of the first lien term loan. The result was to reduce our current assets and a long-term liability, resulting in a reduction of working capital.

Material Debt Agreements
Overview
As of December 31, 2010, we had the following material debt agreements:
•	new senior secured credit facility consisting of a term loan due December 2016, and a revolving line of credit due December 2015 (none drawn);

•	new senior second priority secured notes due November 2018;

•	floating rate notes due May 2015;

•	fixed rate notes due May 2017;

•	2008 RSA due July 2013; and

•	other secured indebtedness and capital lease agreements.
The amounts outstanding under such agreements and other debt instruments were as follows as of December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
	(In thousands)
New senior secured first lien term loan due December 2016, net of $10,649 OID	$1,059,351	$—
Previous senior secured first lien term loan due May 2014	—	$1,511,400
New Senior second priority secured notes due November 15, 2018, net of $9,965 OID	490,035	—
Floating rate notes due May 15, 2015	11,000	203,600
Fixed rate notes due May 15, 2017	15,638	595,000
2008 RSA	171,500	—
Other secured debt and capital leases	198,076	156,934

Total long-term debt and capital leases	$1,945,600	$2,466,934
Less: current portion	66,070	46,754

Long-term debt and capital leases, less current portion	$1,879,530	$2,420,180

The majority of currently outstanding debt was issued in December 2010 to refinance debt associated with the Company’s acquisition of Swift Transportation Co. in May 2007, a going private transaction under SEC rules. The debt outstanding at December 31, 2010 primarily consists of proceeds from a first lien term loan pursuant to a senior secured credit facility with a group of lenders with a face value of $1.07 billion at December 31, 2010, net of unamortized original issue discount of $10.6 million, and proceeds from the offering of $500 million face value of senior second priority secured notes, net of unamortized original issue discount of $10.0 million at December 31, 2010. The proceeds were used, together with the $766.0 million of proceeds from the Company’s stock offering in December 2010 as discussed in Note 3, to (a) repay all amounts outstanding under the previous senior secured credit facility, (b) purchase an aggregate amount of $490.0 million of previous senior secured fixed-rate notes and $192.6 million of previous senior secured floating rate notes, (c) pay $66.4 million to our interest rate swap counterparties to terminate the interest rate swap agreements related to our previous floating rate debt, and (d) pay fees and expenses related to the debt issuance and stock offering. The new credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary.

New Senior Secured Credit Facility
The credit facility was entered into on December 21, 2010 and consists of a first lien term loan with an original aggregate principal amount of $1.07 billion due December 2016 and a $400 million revolving line of credit due December 2015. As of December 31, 2010, the principal outstanding under the first lien term loan was $1.07 billion and the unamortized original issue discount was $10.6 million.
Principal payments on the first lien term loan are due in equal quarterly installments in annual aggregate amounts equal to 1.0% of the initial aggregate principal amount, except that the final installment will be equal to the remaining amount of the new senior secured term loan facility. The Company will be permitted to make voluntary prepayments at any time, without premium or penalty (other than LIBOR breakage and redeployment costs, if applicable). The Company will be required to make mandatory prepayments under the senior secured credit agreement with (1) a percentage of excess cash flow, as defined in the credit agreement (which percentage may decrease over time based on its leverage ratio), (2) net cash proceeds from permitted, non-ordinary course asset sales and from insurance and condemnation events (subject to a reinvestment period and certain agreed exceptions), (3) net cash proceeds from certain issuances of indebtedness (subject to certain agreed exceptions), and (4) a percentage of net cash proceeds from the issuance of additional equity interests in the Company or any of its subsidiaries otherwise permitted under the new senior secured credit facility (which percentage may decrease over time based on its leverage ratio).
As of December 31, 2010, there were no borrowings under the $400 million revolving line of credit. The unused portion of the revolving line of credit is subject to a commitment fee ranging from 0.50% to 0.75% depending on the Company’s consolidated leverage ratio as defined in the credit agreement. The revolving line of credit also includes capacity for letters of credit up to $300 million. As of December 31, 2010, the Company had outstanding letters of credit under the revolving line of credit primarily for workers’ compensation and self-insurance liability purposes totaling $153.2 million, leaving $246.8 million available under the revolving line of credit. Outstanding letters of credit incur fees of 4.50% per annum.
Borrowings under the new senior secured credit facility will bear interest, at the Company’s option, at (1) a rate equal to the rate for LIBOR deposits for a period the Company selects, appearing on LIBOR 01 Page published by Reuters, with a minimum LIBOR rate of 1.50% with respect to the new senior secured term loan facility (the “LIBOR floor”), plus 4.50%, or (2) a rate equal to the highest of (a) the rate publicly announced by Bank of America, N.A. as its prime rate in effect at its principal office in New York City, (b) the federal funds effective rate plus 0.50%, and (c) the LIBOR Rate applicable for an interest period of one month plus 1.00%, or the Base Rate (with a minimum base rate of 2.50% with respect to the new senior secured term loan facility), plus 3.50%. Interest on the term loan and outstanding borrowings under the revolving line of credit is payable on the last day of each interest period or on the date of principal prepayment, if any, with respect to LIBOR rate loans, and on the last day of each calendar quarter with respect to base rate loans. As of December 31, 2010, interest accrues at 6.00% (the LIBOR floor plus 4.50%).
The senior secured credit agreement contains certain financial covenants with respect to maximum leverage ratio, minimum consolidated interest coverage ratio, and maximum capital expenditures in addition to customary representations and warranties and customary events of default, including a change of control default. The senior secured credit agreement also contains certain affirmative and negative covenants, including, but not limited to, restrictions, subject to certain exceptions, on incremental indebtedness, asset sales, certain restricted payments, certain incremental investments or advances, transactions with affiliates, engaging in additional business activities, and prepayments of certain other indebtedness. The Company was in compliance with these covenants at December 31, 2010.
New Senior Second Priority Secured Notes
On December 21, 2010, Swift Services Holdings, Inc., a wholly owned subsidiary, completed a private placement of senior second priority secured notes totaling $500 million face value which mature in November 2018 and bear interest at 10.00% (the “new senior notes”). The Company received proceeds of $490 million, net of a $10.0 million original issue discount. Interest on the new senior notes is payable on May 15 and November 15 each year, beginning May 15, 2011.
The Company must pay additional interest to the holders of the new senior notes if it fails to complete the exchange offer described in the registration rights agreement within 180 days after the issuance of such notes or if certain other conditions are not satisfied. The registration rights agreement generally provides that the Company shall complete a registered offer to exchange the privately placed notes for registered notes with terms substantially identical in all material respects to the notes issued, except that the registered notes will not contain terms with respect to transfer restrictions. Subject to certain exceptions, if the Company has not completed such exchange offer within 180 days after the original issuance of the new senior notes, then additional interest will accrue on the principal amount of the notes at 0.25% per annum, which rate shall be increased by 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue, provided that the maximum rate for such additional interest shall not exceed 1.0% per annum.

At any time prior to November 15, 2013, the Company may redeem up to 35% of the new senior notes at a redemption price of 110.00% of their principal amount plus accrued interest with the net cash proceeds of one or more equity offerings, subject to certain conditions. Other than in conjunction with an equity offering, the Company may redeem all or a part of the new senior notes at any time throughout the term of such notes at various premiums provided for in the indenture governing the new senior notes, which premium shall be not less than 105% of the principal amount of such notes at any time prior to November 15, 2014.
The indenture governing the new senior notes contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness or issue certain preferred shares, to pay dividends on, repurchase, or make distributions in respect of capital stock or make other restricted payments, to make certain investments, to sell certain assets, to create liens, enter into sale and leaseback transactions, prepay or defease subordinated debt, to consolidate, merge, sell, or otherwise dispose of all or substantially all assets, and to enter into certain transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture governing the new senior notes includes certain events of default including failure to pay principal and interest on the new senior notes, failure to comply with covenants, certain bankruptcy, insolvency, or reorganization events, the unenforceability, invalidity, denial, or disaffirmation of the guarantees and default in the performance of the security agreements, or any other event that adversely affects the enforceability, validity, perfection, or priority of such liens on a material portion of the collateral underlying the new senior notes. The Company was in compliance with these covenants at December 31, 2010.
Fixed and Floating-Rate Notes
On May 10, 2007, the Company completed a private placement of second-priority senior secured notes associated with the acquisition of Swift Transportation Co. totaling $835.0 million, which consisted of: $240 million aggregate principal amount second-priority senior secured floating rate notes due May 15, 2015, and $595 million aggregate principal amount of 12.50% second-priority senior secured fixed rate notes due May 15, 2017.
At the time of the Company’s IPO and refinancing transactions in December 2010, $203.6 million aggregate principal amount of the second-priority senior secured floating rate notes were outstanding and $505.6 million aggregate principal amount of the second-priority senior secured fixed rate notes were outstanding. The reductions in outstanding principal amount subsequent to issuance occurred as a result of Mr. Moyes agreeing in October 2009, in conjunction with the second amendment to the Company’s previous senior secured credit facility, to cancel notes he had personally acquired in open market transactions during the first half of 2009. Refer to Note 12 to our consolidated financial statements in item 8 of this report for further discussion of the cancellation.
In conjunction with the Company’s IPO and refinancing transactions in December 2010, the Company undertook a tender offer and consent solicitation process which resulted in the Company redeeming and cancelling $192.6 million aggregate principal amount of the second-priority senior secured floating rate notes (leaving $11.0 million remaining outstanding at December 31, 2010) and $490.0 million aggregate principal amount of the second-priority senior secured fixed rate notes (leaving $15.6 million remaining outstanding at December 31, 2010) and the elimination of substantially all covenants, guarantees, and claims to collateral from the indentures and related documents governing the remaining notes. Consequently, the remaining fixed and floating rate notes no longer carry a second-priority senior secured status.
Interest on the floating rate notes is payable on February 15, May 15, August 15, and November 15, accruing at three-month LIBOR plus 7.75% (8.04% at December 31, 2010). The Company may redeem any of the remaining floating rate notes on any interest payment date at a redemption price of 101% of their principal amount and accrued interest through May 2011 and 100% thereafter.
Interest on the 12.50% fixed rate notes is payable on May 15 and November 15. The Company may redeem any of the remaining fixed rate notes on or after May 15, 2012 at an initial redemption price of 106.25% of their principal amount and accrued interest.
2008 RSA
On July 30, 2008, through our wholly-owned bankruptcy-remote special purpose subsidiary, we entered into our 2008 RSA to replace our prior accounts receivable sale facility and to sell, on a revolving basis, undivided interests in our accounts receivable. The program limit under our 2008 RSA is $210.0 million and is subject to eligible receivables and reserve requirements. Outstanding balances under our 2008 RSA accrue interest at a yield of LIBOR plus 300 basis points or Prime plus 200 basis points, at our discretion. Our 2008 RSA terminates on July 30, 2013, and is subject to an unused commitment fee ranging from 25 to 50 basis points, depending on the aggregate unused commitment of our 2008 RSA.

As of January 1, 2010, our 2008 RSA no longer qualified for true sale accounting treatment and is now instead treated as a secured borrowing. As a result, the previously de-recognized accounts receivable were brought back onto our balance sheet and the related securitization proceeds were recognized as debt, while the program fees for the facility were reported as interest expense beginning January 1, 2010. The re-characterization of program fees from other expense to interest expense did not affect our interest coverage ratio calculation, and the change in accounting treatment for the securitization proceeds from sales proceeds to debt did not affect the leverage ratio calculation, as defined in our existing senior secured credit facility, as amended.
Our 2008 RSA contains certain restrictions and provisions (including cross-default provisions to our debt agreements) which, if not met, could restrict our ability to borrow against future eligible receivables. The inability to borrow against additional receivables would reduce liquidity as the daily proceeds from collections on the receivables levered prior to termination are remitted to the lenders, with no further reinvestment of these funds by our lenders into Swift. As of December 31, 2010, the amount outstanding under our 2008 RSA was $171.5 million while the total available borrowing base was $174.0 million, leaving $2.5 million available. The Company was in compliance with these provisions at December 31, 2010.
Off-Balance Sheet Arrangements
Operating leases
We lease approximately 3,900 tractors under operating leases. Operating leases have been an important source of financing for our revenue equipment. Tractors held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such tractors are reflected in our consolidated statements of operations in the line item “Rental expense.” Our revenue equipment rental expense was $73.6 million in the year ended December 31 2010, compared with $76.9 million in the year ended December 31 2009. The total amount of remaining payments under operating leases as of December 31, 2010, was approximately $105 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of December 31, 2010, the maximum possible payment under the residual value guarantees was approximately $17.8 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.
Accounts receivable sale facility
Effective January 1, 2010, upon adoption of ASU No. 2009-16, we were required to cease the off-balance sheet accounting treatment for our 2008 RSA and have brought the previously de-recognized accounts receivable back onto our balance sheet, recognizing the related securitization proceeds as debt. Prior to January 1, 2010, our accounts receivable securitized through a special purpose subsidiary were not carried on our balance sheet as we qualified for true sale accounting treatment.
Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2010 (in thousands):

		Payments Due By Period(6)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations, including OID of $20,614	$1,600,086	$12,190	$23,358	$32,400	$1,532,138
2008 RSA (1)	171,500	—	171,500	—	—
Capital lease obligations(2)	194,628	55,766	85,057	53,805	—
Interest obligations(3)	825,013	134,670	252,979	229,346	208,018
Operating lease obligations(4)	104,566	60,104	42,079	2,152	231
Purchase obligations(5)	558,806	558,806	—	—	—

Total contractual obligations	$3,454,599	$821,536	$574,973	$317,703	$1,740,387

(1)	Represents borrowings owed at December 31, 2010. The total borrowing of $171.5 million consists of multiple amounts, the interest on each varies.

(2)
Represents principal payments owed at December 31, 2010. The borrowing consists of capital leases with finance companies, with fixed borrowing amounts and fixed interest rates, as set forth on each applicable lease schedule. Accordingly, interest on each lease varies between schedules.

(3)
Represents interest obligations on long-term debt, 2008 RSA, and capital lease obligations and excludes fees and accretion of OID. For variable rate debt, the interest rate in effect as of December 31, 2010, was utilized. The table assumes long-term debt and the 2008 RSA are held to maturity, and does not reflect the effect of events subsequent to December 31, 2010, such as our issuance of 6,050,000 shares of Class A common stock in January 2011 pursuant to the underwriters’ over-allotment option and our use of $60.0 million of the proceeds to pay down the first lien term loan and the remaining $3.2 million of the proceeds to pay down the securitization facility.

(4)
Represents future monthly rental payment obligations, which include an interest element, under operating leases for tractors, trailers, chassis, and facilities. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. These leases generally run for a period of three to five years for tractors and five to seven years for trailers. We also have guarantee obligations of residual values under certain operating leases, which obligations are not included in the amounts presented. Upon termination of these leases, we would be responsible for the excess of the guarantee amount above the fair market value of the equipment, if any. As of December 31, 2010, the maximum potential amount of future payments we could be required to make under these guarantees is $17.8 million.

(5)
Represents purchase obligations for revenue equipment, fuel, and facilities of which a significant portion is expected to be financed with operating and capital leases to the extent available. We generally have the option to cancel tractor purchase orders with 60 to 90 days’ notice. As of December 31, 2010, approximately 40% of this amount had become non-cancelable.

(6)	Deferred taxes and long-term portion of claims accruals are excluded from other long-term liabilities in the table above.
Inflation
Inflation can have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increased. However, with the exception of fuel, the effect of inflation has been minor over the past three years. Our average fuel cost per gallon increased 20.3% between 2009 and 2010 after decreasing 37.9% between 2008 and 2009. Historically, the majority of the increase in fuel costs has been passed on to our customers through a corresponding increase in fuel surcharge revenue, making the impact of the increased fuel costs on our operating results less severe. If fuel costs escalate and we are unable to recover these costs timely with effective fuel surcharges, it would have an adverse effect on our operation and profitability.
Critical Accounting Policies
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenue, expenses, and associated disclosures of contingent assets and liabilities are affected by these estimates and assumptions. We evaluate these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts will be reported using differing estimates or assumptions. We consider our critical accounting policies to be those that require us to make more significant judgments and estimates when we prepare our financial statements. Our critical accounting policies include the following:
Claims accruals
We are self-insured for a portion of our liability, workers’ compensation, property damage, cargo damage, and employee medical expense risk. This self-insurance results from buying insurance coverage that applies in excess of a retained portion of risk for each respective line of coverage. Each reporting period, we accrue the cost of the uninsured portion of pending claims. These accruals are estimated based on our evaluation of the nature and severity of individual claims and an estimate of future claims development based upon historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. Actual settlement of the self-insured claim liabilities could differ from our estimates due to a number of uncertainties, including evaluation of severity, legal cost, and claims that have been incurred but not reported. If claims development factors that are based upon historical experience had increased by 10%, our claims accrual as of December 31, 2010 would have potentially increased by $11.5 million.

Goodwill
We have recorded goodwill, which primarily arose from the partial acquisition of Swift Transportation. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with Topic 350, “Intangibles — Goodwill and Other,” we test goodwill for potential impairment annually as of November 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
We evaluate goodwill for impairment using the two-step process prescribed in Topic 350. The first step is to identify potential impairment by comparing the fair value of a reporting unit with the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. Our test of goodwill and indefinite-lived intangible assets requires judgment, including the identification of reporting units, assigning assets (including goodwill) and liabilities to reporting units, and determining the fair value of each reporting unit. For determining fair value as of November 30, 2010, we used a combination of comparative valuation multiples of publicly traded companies and a discounted cash flow model. The discounted cash flow model included several significant assumptions, including estimating future cash flows and determining appropriate discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.
Our evaluation as of November 30, 2010 produced no indication of impairment of goodwill or indefinite-lived intangible assets. Based on our analysis, none of our reporting units was at risk of failing step one of the test. Our evaluation as of November 30, 2009 produced no indication of impairment of goodwill or indefinite-lived intangible assets.
Based on the results of our evaluation as of November 30, 2008, we recorded a non-cash impairment charge of $17.0 million with no tax impact in the fourth quarter of 2008 related to the decline in fair value of our Mexico freight transportation reporting unit resulting from the deterioration in truckload industry conditions as compared with the estimates and assumptions used in our original valuation projections used at the time of the partial acquisition of Swift Transportation. This charge is included in impairments in the consolidated statements of operations for the year ended December 31, 2008.
Revenue recognition
We recognize operating revenue and related direct costs to recognizing revenue as of the date the freight is delivered, which is consistent with Topic 605-20-25-13, “Services for Freight-in-Transit at the End of a Reporting Period.”
We recognize revenue from leasing tractors and related equipment to owner-operators as operating leases. Therefore, revenue for rental operations are recognized on the straight-line basis as earned under the operating lease agreements. Losses from lease defaults are recognized as an offset to revenue in the amount of earned, but not collected, revenue.
Depreciation and amortization
Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of 5 to 40 years for facilities and improvements, 3 to 15 years for revenue and service equipment, and 3 to 5 years for software, furniture, and office equipment.
Amortization of the customer relationships acquired in the acquisition of Swift Transportation is calculated on the 150% declining balance method over the estimated useful life of 15 years. The customer relationships contributed to us at May 9, 2007 are amortized using the straight-line method over 15 years. The owner-operator relationship was amortized using the straight-line method over three years and was fully amortized by December 31, 2010. The trade name has an indefinite useful life and is not amortized, but rather is tested for impairment annually on November 30, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value.

Impairments of long-lived assets
We evaluate our long-lived assets, including property and equipment, and certain intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Topic 360 and Topic 350, respectively. If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary.
During the first quarter of 2010, revenue equipment with a carrying amount of $3.6 million was written down to its fair value of $2.3 million, resulting in an impairment charge of $1.3 million, which was included in impairments in the consolidated statement of operations for the year ended December 31, 2010. The impairment of these assets was identified due to our decision to remove them from the operating fleet through sale or salvage.
In the first quarter of 2009, we recorded impairment charges related to real estate properties totaling $0.5 million before taxes. In the third and fourth quarter of 2008, we recorded impairment charges totaling $7.5 million, before taxes, related to real estate properties, tractors, trailers, and a note receivable from our sale of our Volvo truck delivery business assets in 2006.
Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in accordance with the provisions of Topic 350 as noted under the heading “Goodwill” above.
Taxes
Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations. Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income. To the extent we believe the likelihood of recovery is not sufficient, a valuation allowance is established for the amount determined not to be realizable. We have recorded a valuation allowance of $0.6 million at December 31, 2010, reflecting state net operating loss carryforwards that we expect will expire before they can be utilized. All other deferred tax assets are considered more likely than not to be realized as they are expected to be utilized by the reversal of the existing deferred tax liabilities in future periods.
We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.
Lease accounting and off-balance sheet transactions
In accordance with Topic 840, “Leases,” property and equipment held under operating leases, and liabilities related thereto, are not reflected on our balance sheet. All expenses related to operating leases are reflected on our consolidated statements of operations in the line item entitled “Rental expense.”
We issue residual value guarantees in connection with certain of our operating leases of certain revenue equipment. If we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value up to a maximum shortfall per unit. For substantially all of these tractors, we have residual value agreements from manufacturers at amounts equal to our residual obligation to the lessors. For all other equipment (or to the extent we believe any manufacturer will refuse or be unable to meet its obligation), we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases. The estimated values at lease termination involve management judgments. As of December 31, 2010, the maximum potential amount of future payments we would be required to make under these guarantees is $17.8 million. In addition, as leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

Stock-based employee compensation
We issue several types of share-based compensation, including awards that vest based on service and performance conditions or a combination of the conditions. Performance-based awards vest contingent upon meeting certain performance criteria established by our compensation committee. All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests. We adopted Topic 718 using the modified prospective method. This Topic requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award. Determining the appropriate amount to expense in each period is based on likelihood and timing of achievement of the stated targets for performance-based awards, and requires judgment, including forecasting future financial results and market performance. The estimates are revised periodically based on the probability and timing of achieving the required performance targets, respectively, and adjustments are made as appropriate. Awards that only are subject to time-vesting provisions are amortized using the straight-line method. Awards subject to time-based vesting and performance conditions are amortized using the individual vesting tranches. In the future, we may make market-based awards that will vest contingent upon meeting certain market criteria established by our compensation committee.
Segment information
We have one reportable segment under the provisions of Topic 280, “Segment Reporting.” Each of our transportation service offerings and operations that meet the quantitative threshold requirements of Topic 280 provides truckload transportation services that have been aggregated as they have similar economic characteristics and meet the other aggregation criteria of Topic 280. Accordingly, we have not presented separate financial information for each of our service offerings and operations as the consolidated financial statements present our one reportable segment. We generate other revenue through operations that provide freight brokerage as well as intermodal services. These operations do not meet the quantitative threshold of Topic 280.
Accounting Standards Not Yet Adopted
The FASB has issued Accounting Standards Updates (“ASU”) to the Accounting Standards Codification (“ASC”) for which the required implementation dates have not yet become effective. Note 1 to the Consolidated Financial Statements included in this report under Item 8 includes discussion of accounting standards not yet adopted by the Company under the caption “Recent accounting pronouncements” and is incorporated by reference herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We have interest rate exposure arising from our new senior secured credit facility, senior secured floating rate notes, 2008 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan is mitigated due a 1.50% LIBOR floor on our new senior secured credit facility. We manage interest rate exposure through a mix of variable rate debt, and fixed rate notes and lease financing. In addition, we anticipate that we will enter into hedging instruments to mitigate exposure to volatility of interest rates in the future in accordance with the requirements of our new senior secured credit facility. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $1.8 million.
We have commodity exposure with respect to fuel used in company-owned tractors. Further increases in fuel prices will continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, rose from an average of $2.47 per gallon for the year ended December 31, 2009 to an average of $2.99 per gallon for the year ended December 31, 2010. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

Item 8.	Financial Statements and Supplementary Data
The Consolidated Financial Statements of the Company as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008, together with related notes and the report of KPMG LLP, independent auditors, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Annual Report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Swift Transportation Company:
We have audited the accompanying consolidated balance sheets of Swift Transportation Company and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swift Transportation Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 10 to the consolidated financial statements, the Company adopted on January 1, 2010 the provisions of Accounting Standards Update No. 2009-16, Accounting for Transfers of Financial Assets, included in FASB ASC Topic 860, Transfers and Servicing.
/s/ KPMG LLP
Phoenix, Arizona
March 29, 2011

FINANCIAL STATEMENTS
Swift Transportation Company and Subsidiaries
Consolidated balance sheets

	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$47,494	$115,862
Restricted cash	84,568	24,869
Accounts receivable, net	276,879	21,914
Retained interest in accounts receivable	—	79,907
Income tax refund receivable	5,059	1,436
Inventories and supplies	9,882	10,193
Assets held for sale	8,862	3,571
Prepaid taxes, licenses, insurance and other	40,709	42,365
Deferred income taxes	30,741	49,023
Current portion of notes receivable	8,122	4,731

Total current assets	512,316	353,871

Property and equipment, at cost:
Revenue and service equipment	1,600,025	1,488,953
Land	141,474	142,126
Facilities and improvements	224,976	222,751
Furniture and office equipment	33,660	32,726

Total property and equipment	2,000,135	1,886,556
Less: accumulated depreciation and amortization	660,497	522,011

Net property and equipment	1,339,638	1,364,545
Insurance claims receivable	34,892	45,775
Other assets	59,049	107,211
Intangible assets, net	368,744	389,216
Goodwill	253,256	253,256

Total assets	$2,567,895	$2,513,874

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$90,220	$70,934
Accrued liabilities	80,455	110,662
Current portion of claims accruals	86,553	92,280
Current portion of long-term debt and obligations under capital leases	66,070	46,754
Fair value of guarantees	2,886	2,519
Current portion of fair value of interest rate swaps	—	47,244

Total current liabilities	326,184	370,393

Long-term debt and obligations under capital leases	1,708,030	2,420,180
Claims accruals, less current portion	135,596	166,718
Fair value of interest rate swaps, less current portion	—	33,035
Deferred income taxes	303,549	383,795
Securitization of accounts receivable	171,500	—
Other liabilities	6,207	5,534

Total liabilities	2,651,066	3,379,655

Commitments and contingencies (notes 15 and 16)
Stockholders’ deficit:
Preferred stock, par value $0.01 per share; Authorized 1,000,000 shares; none issued	—	—
Pre-reorganization common stock, par value $0.001 par value per share, Authorized 160,000,000 shares, 60,116,713 shares issued and outstanding at December 31, 2009		60
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 73,300,00 shares issued and outstanding at December 31, 2010	733	—
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 60,116,713 shares issued and outstanding at December 31, 2010	601	—
Additional paid-in capital	822,140	419,120
Accumulated deficit	(886,671)	(759,936)
Stockholder loans receivable	—	(471,113)
Accumulated other comprehensive loss	(20,076)	(54,014)
Noncontrolling interest	102	102

Total stockholders’ deficit	(83,171)	(865,781)

Total liabilities and stockholders’ deficit	$2,567,895	$2,513,874

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statements of operations

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Operating revenue	$2,929,723	$2,571,353	$3,399,810

Operating expenses:
Salaries, wages and employee benefits	763,962	728,784	892,691
Operating supplies and expenses	217,965	209,945	271,951
Fuel	468,504	385,513	768,693
Purchased transportation	771,333	620,312	741,240
Rental expense	76,540	79,833	76,900
Insurance and claims	87,411	81,332	141,949
Depreciation and amortization of property and equipment	206,279	230,339	250,433
Amortization of intangibles	20,472	23,192	25,399
Impairments	1,274	515	24,529
Gain on disposal of property and equipment	(8,287)	(2,244)	(6,466)
Communication and utilities	25,027	24,595	29,644
Operating taxes and licenses	56,188	57,236	67,911

Total operating expenses	2,686,668	2,439,352	3,284,874

Operating income	243,055	132,001	114,936

Other (income) expenses:
Interest expense	251,129	200,512	222,177
Derivative interest expense	70,399	55,634	18,699
Interest income	(1,379)	(1,814)	(3,506)
Loss on debt extinguishment	95,461	—	—
Other	(3,710)	(13,336)	12,753

Total other (income) expenses, net	411,900	240,996	250,123

Loss before income taxes	(168,845)	(108,995)	(135,187)
Income tax (benefit) expense	(43,432)	326,650	11,368

Net loss	$(125,413)	$(435,645)	$(146,555)

Basic and diluted loss per share	$(1.98)	$(7.25)	$(2.44)

Shares used in per share calculation	63,339	60,117	60,117
Pro forma C corporation data:
Historical loss before income taxes	N/A	$(108,995)	$(135,187)
Pro forma provision (benefit) for income taxes (unaudited)	N/A	5,693	(26,573)

Pro forma net loss (unaudited)	N/A	$(114,688)	$(108,614)

Pro forma basic and diluted loss per share (unaudited)	N/A	$(1.91)	$(1.81)

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statements of comprehensive loss

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net loss	$(125,413)	$(435,645)	$(146,555)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	149
Change in unrealized losses on cash flow hedges (see note 14)	33,938	(22,799)	(744)

Comprehensive loss	$(91,475)	$(458,444)	$(147,150)

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statements of stockholders’ deficit

	Class A		Class B					Accumulated
	Common Stock		Common Stock		Additional		Stockholder	Other		Total
		Par		Par	Paid-in	Accumulated	Loans	Comprehensive	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Receivable	Loss	Interest	Deficit
	(in thousands, except share data)
Balances, December 31, 2007	—	$—	60,116,713	$60	$422,878	$(127,522)	$(562,343)	$(30,620)	$—	$(297,547)
Interest accrued on stockholder loan and dividends distributed					33,831	(33,831)				—
Interest accrued and proceeds from repayment of related party note receivable					153		289			442
Foreign currency translation								149		149
Change in unrealized losses on cash flow hedges								(744)		(744)
Entry into joint venture									102	102
Other					(40)					(40)
Net loss						(146,555)				(146,555)

Balances, December 31, 2008	—	—	60,116,713	60	456,822	(307,908)	(562,054)	(31,215)	102	(444,193)

Interest accrued on stockholder loan and dividends distributed					19,768	(16,383)	(3,385)			—
Interest accrued and proceeds from repayment of related party note receivable					130		326			456
Change in unrealized losses on cash flow hedges								(22,799)		(22,799)
Reduction of stockholder loan (see Note 17)					(94,000)		94,000			—
Cancellation of floating rate notes (see Note 12)					36,400					36,400
Net loss						(435,645)				(435,645)

Balances, December 31, 2009	—	—	60,116,713	60	419,120	(759,936)	(471,113)	(54,014)	102	(865,781)

Conversion of predecessor common stock into Class B common stock				541	(541)					—
Issuance of Class A common stock for cash, net of fees and expenses of issuance	73,300,000	733			762,021					762,754
Interest accrued on stockholder loan					6,193		(6,193)			—
Interest accrued and proceeds from repayment of related party note receivable					103		315			418
Change in unrealized losses on cash flow hedges								33,938		33,938
Cancellation of stockholder loan (see Note 17)					(475,578)		475,578			—
Cancellation of stockholder loan from affiliate (see Note 17)					(1,413)		1,413			—
Cancellation of fixed rate notes (see Note 12)					89,352					89,352
Tax distribution on behalf of stockholders (see Note 20)						(1,322)				(1,322)
Non-cash equity compensation					22,883					22,883
Net loss						(125,413)				(125,413)

Balances, December 31, 2010	73,300,000	$733	60,116,713	$601	$822,140	$(886,671)	$—	$(20,076)	$102	$(83,171)

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statements of cash flows

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(125,413)	$(435,645)	$(146,555)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment, intangibles, and debt issuance costs	240,152	263,611	281,591
Gain on disposal of property and equipment less write-off of totaled tractors	(7,310)	(728)	(2,956)
Impairment of goodwill, property and equipment and note receivable and write-off of investment	1,274	515	24,776
(Gain) loss on securitization	—	(507)	1,137
Deferred income taxes	(61,964)	310,269	2,919
(Reduction of) provision for allowance for losses on accounts receivable	(491)	4,477	1,065
Income effect of mark-to-market adjustment of interest rate swaps	24,502	7,933	(5,487)
Non-cash equity compensation	22,883	—	—
Loss on debt extinguishment	95,461	—	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(26,566)	6,599	(6,401)
Inventories and supplies	311	(26)	1,370
Prepaid expenses and other current assets	(1,968)	5,429	22,920
Other assets	18,593	1,400	(20,540)
Interest rate swap liability	(66,350)	—	—
Accounts payable, accrued and other liabilities	(54,675)	(47,992)	(34,099)

Net cash provided by operating activities	58,439	115,335	119,740

Cash flows from investing activities:
(Increase) decrease in restricted cash	(59,699)	(6,430)	3,588
Proceeds from sale of property and equipment	38,527	69,773	191,151
Capital expenditures	(164,634)	(71,265)	(327,725)
Payments received on notes receivable	6,285	6,462	5,648
Expenditures on assets held for sale	(4,478)	(9,060)	(10,089)
Payments received on assets held for sale	5,230	4,442	16,391
Payments received on equipment sale receivables	248	4,951	2,519

Net cash used in investing activities	(178,521)	(1,127)	(118,517)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	764,284	—	—
Proceeds from long-term debt	1,059,300	—	2,570
Proceeds from issuance of senior notes	490,000	—	—
Payoff of term loan	(1,488,430)	—	—
Repurchase of fixed rate notes	(490,010)	—	—
Repurchase of floating rate notes	(192,600)	—	—
Payment of fees and costs on note tender offer	(45,163)	—	—
Payment of deferred loan costs	(18,497)	(19,694)	(8,669)
Borrowings under accounts receivable securitization	213,000	—	—
Repayment of accounts receivable securitization	(189,500)	—	—
Repayment of long-term debt and capital leases	(49,766)	(30,820)	(16,625)
Payments received on stockholder loan from affiliate	418	456	442
Repayment of short-term notes payable	—	(6,204)	—
Tax distributions on behalf of stockholders	(1,322)	—	—
Distributions to stockholders	—	(16,383)	(33,831)
Interest payments received on stockholder loan receivable	—	16,383	33,831

Net cash provided by (used in) financing activities	51,714	(56,262)	(22,282)

Effect of exchange rate changes on cash and cash equivalents	—	—	149
Net (decrease) increase in cash and cash equivalents	(68,368)	57,946	(20,910)

Cash and cash equivalents at beginning of period	115,862	57,916	78,826
Cash and cash equivalents at end of period	$47,494	$115,862	$57,916

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$326,660	$216,248	$248,179

Income taxes	$32,429	$6,001	$(11,593)

Supplemental schedule of:
Non-cash investing activities:
Equipment sales receivables	$—	$208	$2,515

Equipment purchase accrual	$11,494	$7,963	$37,844

Notes receivable from sale of assets	$11,476	$6,230	$8,396

Non-cash financing activities:
Re-recognition of securitized accounts receivable	$148,000	$—	$—

Sale of accounts receivable securitization facility, net of retained interest in receivables	$—	$—	$200,000

Capital lease additions	$66,551	$36,819	$81,256

Insurance premium notes payable	$—	$6,205	$—

Deferred operating lease payment notes payable	$—	$2,877	$—

Cancellation of senior notes	$89,352	$36,400	$—

Cancellation of stockholder loan	$475,578	$94,000	$—

Paid-in-kind interest on stockholder loan	$6,193	$3,385	$—

Accrued deferred loan costs and stock issuance costs	$4,185	$—	$—

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements
(1) Reorganization
On May 20, 2010, in contemplation of its initial public offering (“IPO”), Swift Corporation formed Swift Transportation Company (formerly Swift Holdings Corp.), a Delaware corporation. Prior to the IPO, Swift Transportation Company did not engage in any business or other activities except in connection with its formation and the IPO and held no assets and had no subsidiaries.
Immediately prior to the IPO, Swift Corporation merged with and into Swift Transportation Company, the registrant, with Swift Transportation Company surviving as a Delaware corporation. In the merger, all of the outstanding common stock of Swift Corporation was converted into shares of Swift Transportation Company Class B common stock on a one-for-one basis, and all outstanding stock options of Swift Corporation were converted into options to purchase shares of Class A common stock of Swift Transportation Company. All outstanding Class B shares are held by Jerry Moyes, The Jerry and Vickie Moyes Family Trust dated 12/11/87, and various Moyes children’s trusts (collectively the “Moyes affiliates”).
The holders of Class A common stock are entitled to one vote per share and the holders of Class B common stock are entitled to two votes per share on any matter to be voted on by the stockholders. Holders of Class A and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, unless otherwise required by law and except a separate vote of each class will be required for: a) any merger or consolidation in which holders of shares of Class A common stock receive consideration that is not identical to holders of shares of Class B common stock; b) any amendment of Swift Transportation Company’s amended and restated certificate of incorporation or amended and restated bylaws that alters the relative rights of its common stockholders; and c) any increase in the authorized number of shares of Class B common stock or the issuance of shares of Class B common stock, other than such increase or issuance required to effect a stock split, stock dividend, or recapitalization pro rata with any increase or issuance of Class A common stock.
(2) Summary of significant accounting policies
Description of business
Swift Transportation Company is the holding company for Swift Transportation Co., LLC (a Delaware limited liability company formerly Swift Transportation Co., Inc., a Nevada corporation) and its subsidiaries (collectively, “Swift Transportation Co.”), a truckload carrier headquartered in Phoenix, Arizona, and Interstate Equipment Leasing, LLC (“IEL”) (all the foregoing being, collectively, “Swift” or the “Company”). The Company operates predominantly in one industry, road transportation, throughout the continental United States and Mexico and thus has only one reportable segment. At December 31, 2010, the Company operated a national terminal network and a tractor fleet of approximately 16,100 units comprised of 12,200 tractors driven by company drivers and 3,900 owner-operator tractors, a fleet of 49,000 trailers, and 4,800 intermodal containers.
In the opinion of management, the accompanying financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) include all adjustments necessary for the fair presentation of the periods presented. Management has evaluated the effect on the Company’s reported financial condition and results of operations of events subsequent to December 31, 2010 through the issuance of the financial statements.
Basis of presentation
The accompanying consolidated financial statements include the accounts of Swift Transportation Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting.
Special purpose entities are accounted for using the criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“Topic”) 860, “Transfers and Servicing.” This Statement provides consistent accounting standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

Cash and cash equivalents
The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.
Restricted cash
The Company’s wholly-owned captive insurance companies, Red Rock Risk Retention Group, Inc. (“Red Rock”) and Mohave Transportation Insurance Company (“Mohave”), maintain certain operating bank accounts, working trust accounts and certificates of deposit. The cash and cash equivalents within the accounts will be used to reimburse the insurance claim losses paid by the captive insurance companies and are restricted by the insurance regulators. Therefore, these cash and cash equivalents have been classified as restricted cash. As of December 31, 2010 and 2009, cash and cash equivalents held within the accounts was $84.6 million and $24.9 million, respectively.
Inventories and supplies
Inventories and supplies consist primarily of spare parts, tires, fuel and supplies and are stated at lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.
Property and equipment
Property and equipment are stated at cost. Costs to construct significant assets include capitalized interest incurred during the construction and development period. Expenditures for replacements and betterments are capitalized; maintenance and repair expenditures are charged to expense as incurred. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of 5 to 40 years for facilities and improvements, 3 to 15 years for revenue and service equipment and 3 to 5 years for furniture and office equipment. For the year ended December 31, 2010, net gains on the disposal of property and equipment were $8.3 million.
Tires on revenue equipment purchased are capitalized as a component of the related equipment cost when the vehicle is placed in service and depreciated over the life of the vehicle. Replacement tires are classified as inventory and charged to expense when placed in service.
Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. The Company reviews goodwill for impairment at least annually as of November 30 in accordance with the provisions of Topic 350, “Intangibles — Goodwill and Other.” The goodwill impairment test is a two-step process. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying value amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Topic 805, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The test of goodwill and indefinite-lived intangible assets requires judgment, including the identification of reporting units, assigning assets (including goodwill) and liabilities to reporting units and determining the fair value of each reporting unit. Fair value of the reporting unit is determined using a combination of comparative valuation multiples of publicly traded companies, internal transaction methods, and discounted cash flow models to estimate the fair value of reporting units, which included several significant assumptions, including estimating future cash flows, determining appropriate discount rates, and other assumptions the Company believed reasonable under the circumstances. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. The Company has the following four reporting units at December 31, 2010: U.S. freight transportation, Mexico freight transportation, IEL, and captive insurance. The U.S. and Mexico freight transportation reporting units are the only ones to which goodwill has been allocated, reflecting a balance of $247.0 million and $6.3 million, respectively, as of December 31, 2010. Refer to Note 26 for a discussion of the results of our annual evaluations as of November 30, 2010, 2009 and 2008.

Claims accruals
The Company is self-insured for a portion of its auto liability, workers’ compensation, property damage, cargo damage, and employee medical expense risk. This self-insurance results from buying insurance coverage that applies in excess of a retained portion of risk for each respective line of coverage. The Company accrues for the cost of the uninsured portion of pending claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical claims development trends. Actual settlement of the self-insured claim liabilities could differ from management’s estimates due to a number of uncertainties, including evaluation of severity, legal costs, and claims that have been incurred but not reported.
Fair value measurements
On January 1, 2008, the Company adopted the provisions of Topic 820, “Fair Value Measurements and Disclosures,” for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements (Note 24). Topic 820 was not effective until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
Revenue recognition
The Company recognizes operating revenues and related direct costs to recognizing revenue as of the date the freight is delivered, in accordance with Topic 605-20-25-13, “Services for Freight-in-Transit at the End of a Reporting Period.”
The Company recognizes revenue from leasing tractors and related equipment to owner-operators as operating leases. Therefore, revenues from rental operations are recognized on the straight-line basis as earned under the operating lease agreements. Losses from lease defaults are recognized as an offset to revenue in the amount of earned, but not collected revenue.
Stock compensation plans
The Company adopted Topic 718, “Compensation — Stock Compensation,” using the modified prospective method. This Topic requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements upon a grant-date fair value of an award. See Note 19 for additional information relating to the Company’s stock compensation plan.
Income taxes
Prior to its acquisition of Swift Transportation Co. on May 10, 2007, Swift Corporation had elected to be taxed under the Internal Revenue Code as a subchapter S corporation. Under subchapter S, the Company did not pay corporate income taxes on its taxable income. Instead, its stockholders were liable for federal and state income taxes on the taxable income of the Company. Pursuant to the Company’s policy and subject to the terms of the credit facility, the Company had been allowed to make distributions to its stockholders in amounts equal to 39% of the Company’s taxable income. An income tax provision or benefit was recorded for certain subsidiaries not eligible to be treated as an S corporation. Additionally, the Company recorded a provision for state income taxes applicable to taxable income allocated to states that do not recognize the S corporation election.
Following the completion of the acquisition on May 10, 2007, the Company’s wholly-owned subsidiary, Swift Transportation Co., elected to be treated as an S corporation, which resulted in an income tax benefit of approximately $230 million associated with the partial reversal of previously recognized net deferred tax liabilities.
As discussed in Note 20, in conjunction with Consent and Amendment No. 2 to Credit Agreement, dated October 7, 2009 (the “Second Amendment”), the Company revoked its election to be taxed as a subchapter S corporation and, beginning October 10, 2009, is being taxed as a subchapter C corporation. Under subchapter C, the Company is liable for federal and state corporate income taxes on its taxable income. As a result of this conversion, the Company recorded approximately $325 million of income tax expense on October 10, 2009, primarily in recognition of its deferred tax assets and liabilities as a subchapter C corporation.

In April 2010, substantially all of the Company’s domestic subsidiaries were converted from corporations to limited liability companies. The subsidiaries not converted include the Company’s foreign subsidiaries, captive insurance companies and certain dormant subsidiaries that were dissolved and liquidated.
Pro forma information (unaudited)
As discussed above, the Company was taxed under the Internal Revenue Code as a subchapter S corporation until its conversion to a subchapter C corporation effective October 10, 2009. For comparative purposes, a pro forma income tax provision for corporate income taxes has been calculated and presented as if the Company had been taxed as a subchapter C corporation for the years ended December 31, 2009 and 2008 when the Company’s subchapter S election was in effect.
Impairments
The Company evaluates its long-lived assets, including property and equipment, and certain intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Topic 360, “Property, Plant and Equipment” and Topic 350, respectively. If circumstances required a long-lived asset be tested for possible impairment, the Company compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in accordance with the provisions of Topic 350.
Use of estimates
The preparation of the consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles, and goodwill; valuation allowances for receivables, inventories, and deferred income tax assets; valuation of financial instruments; valuation of share-based compensation; estimates of claims accruals; and contingent obligations. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including but not limited to the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
Recent accounting pronouncements
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU amends Topic 820 to require entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. New disclosures include requiring an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers, as well as to disclose separately gross purchases, sales, issuances and settlements in the roll forward activity of Level 3 measurements. Clarifications of existing disclosures include requiring a greater level of disaggregation of fair value measurements by class of assets and liabilities, in addition to enhanced disclosures concerning the inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. ASU No. 2010-06 was effective for the Company’s interim and annual periods beginning January 1, 2010, except for the additional disclosure of purchases, sales, issuances, and settlements in Level 3 fair value measurements, which is effective for the Company’s fiscal year beginning January 1, 2011. The Company does not expect the adoption of the remaining portion of this statement to have a material impact on the disclosures in its consolidated financial statements.

(3) Initial public offering
In December 2010, the Company completed an initial public offering of 73.3 million shares of its Class A common stock at $11.00 per share and received proceeds of $766.0 million net of underwriting discounts and commissions and before expenses of such issuance. The proceeds were used, together with the $1.06 billion of proceeds from the Company’s issuance of a new senior secured term loan and $490 million of proceeds from the private placement of new senior second priority secured notes in December 2010 as discussed in Note 12, to (a) repay all amounts outstanding under the previous senior secured credit facility, (b) purchase an aggregate amount of $490.0 million of existing senior secured fixed-rate notes and $192.6 million of existing senior secured floating rate notes, (c) pay $66.4 million to the Company’s interest rate swap counterparties to terminate the interest rate swap agreements related to our existing floating rate debt, and (d) pay fees and expenses related to the debt issuance and stock offering. See Note 30 for information relating to the issuance of additional shares of Class A common stock pursuant to the underwriters’ over-allotment option in connection with the Company’s IPO and the Company’s use of the proceeds from such issuance.
(4) Accounts receivable
Accounts receivable as of December 31, 2010 and 2009 were (in thousands):

	2010	2009
Trade customers	$266,109	$9,338
Equipment manufacturers	7,674	6,167
Other	9,710	6,958

	283,493	22,463
Less allowance for doubtful accounts	6,614	549

Accounts receivable, net	$276,879	$21,914

The schedule of allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008
Beginning balance	$549	$656	$10,180
Provision (Reversal)	(491)	4,477	1,065
Recoveries	140	11	39
Write-offs	(976)	(4,464)	(223)
Retained interest adjustment	7,392	(131)	(10,405)

Ending balance	$6,614	$549	$656

See Note 10 for a discussion of the Company’s accounts receivable securitization program and the related accounting treatment.
(5) Assets held for sale
Assets held for sale as of December 31, 2010 and 2009 were (in thousands):

	2010	2009
Land and facilities	$3,896	$2,737
Revenue equipment	4,966	834

Assets held for sale	$8,862	$3,571

As of December 31, 2010 and 2009, assets held for sale are stated at the lower of depreciated cost or estimated fair value less estimated selling expenses. The Company expects to sell these assets within the next twelve months.
During the year ended December 31 2010, management undertook an evaluation of the Company’s revenue equipment and concluded that it would be more cost effective to dispose of approximately 2,500 trailers through scrap or sale rather than to maintain them in the operating fleet. These trailers met the requirements for assets held for sale treatment and were reclassified as such, with a related $1.3 million pre-tax impairment charge being recorded during the first quarter of 2010 as discussed in Note 24.
(6) Equity investment — Transplace
In 2000, the Company invested $10.0 million in cash in Transplace, Inc. (“Transplace”), a provider of transportation management services, and further loaned Transplace $6.3 million pursuant to a note receivable during 2005. The Company’s 29% interest in Transplace was accounted for using the equity method. As a result of accumulated equity losses and purchase accounting valuation adjustments, both the investment in Transplace and note receivable were $0 by December 31, 2008. The Company sold its entire investment in Transplace in December 2009 and recorded a gain of $4.0 million before taxes in other income representing the recovery of a note receivable from Transplace which the Company had previously written off. During the years ended December 31, 2010, 2009 and 2008, the Company earned $0, $34.5 million, and $26.9 million, respectively, in operating revenue from business brokered by Transplace. At December 31, 2010 and 2009, $0 and $4.3 million, respectively, was owed to the Company for these services. The Company incurred no purchased transportation expense from Transplace for the years ended December 31, 2010, 2009 and 2008. The Company recorded equity losses of $0, $0, and $152 thousand, respectively, in other expense during the years ended December 31, 2010, 2009 and 2008 for Transplace.

(7) Notes receivable
Notes receivable are included in current portion of notes receivable and other assets in the accompanying consolidated balance sheets and were comprised of the following as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Notes receivable due from owner-operators, with interest rates at 15%, secured by revenue equipment. Terms range from several months to three years	$10,759	$5,568
Note receivable for the credit of development fees from the City of Lancaster, Texas payable May 2014, fully paid in July 2010	—	2,523
Other	63	310

	10,822	8,401
Less current portion	8,122	4,731

Notes receivable, less current portion	$2,700	$3,670

(8) Accrued liabilities
Accrued liabilities as of December 31, 2010 and 2009 were (in thousands):

	2010	2009
Employee compensation	$37,345	$25,262
Owner-operator lease purchase reserve	7,935	5,817
Income taxes accrual	6,214	16,742
Accrued owner-operator expenses	5,921	5,587
Deferred revenue	5,259	1,723
Fuel, mileage and property taxes	4,989	6,851
Accrued interest expense	2,653	40,693
Other	10,139	7,987

Accrued liabilities	$80,455	$110,662

(9) Claims accruals
Claims accruals represent accruals for the uninsured portion of pending claims at year end. The current portion reflects the amounts of claims expected to be paid in the following year. These accruals are estimated based on management’s evaluation of the nature and severity of individual claims and an estimate of future claims development based on the Company’s historical claims development experience. The Company’s insurance program for workers’ compensation, group medical liability, auto and collision liability, physical damage and cargo damage involves self-insurance with varying risk retention levels.
As of December 31, 2010 and 2009, claims accruals were (in thousands):

	2010	2009
Auto and collision liability	$120,803	$156,651
Workers’ compensation liability	72,767	76,522
Owner-operator claims liability	17,577	15,185
Group medical liability	8,852	9,896
Cargo damage liability	2,150	744

	222,149	258,998
Less: current portion of claims accrual	86,553	92,280

Claim accruals, less current portion	$135,596	$166,718

As of December 31, 2010 and 2009, the Company recorded current claims receivable of $520 thousand and $25 thousand, respectively, which is included in accounts receivable, and the Company recorded noncurrent claims receivable of $34.9 million and $45.8 million, respectively, which is reported as insurance claims receivable in the accompanying consolidated balance sheets, representing amounts due from insurance companies for coverage in excess of the Company’s self-insured liabilities. The Company has recorded a corresponding claim liability as of December 31, 2010 and 2009 of $32.7 million and $42.9 million, respectively, related to these same claims, which is included in amounts reported in the table above.

(10) Accounts receivable securitization
On July 30, 2008, the Company, through Swift Receivables Company II, LLC, a Delaware limited liability company, formerly Swift Receivables Corporation II, a Delaware corporation (“SRCII”), a wholly-owned bankruptcy-remote special purpose subsidiary, entered into a receivable sale agreement with unrelated financial entities (the “Purchasers”) to replace the Company’s prior accounts receivable sale facility and to sell, on a revolving basis, undivided interests in the Company’s accounts receivable (the “2008 RSA”). The program limit under the 2008 RSA is $210 million and is subject to eligible receivables and reserve requirements. Outstanding balances under the 2008 RSA accrue interest at a yield of LIBOR plus 300 basis points or Prime plus 200 basis points, at the Company’s discretion. The 2008 RSA expires on July 30, 2013 and is subject to an unused commitment fee ranging from 25 to 50 basis points, depending on the aggregate unused commitment of the 2008 RSA.
Following the adoption of ASU No. 2009-16, “Accounting for Transfers of Financial Assets (Topic 860),” which was effective for the Company on January 1, 2010, the Company’s accounts receivable securitization facility no longer qualified for true sale accounting treatment and is now instead treated as a secured borrowing. As a result, the previously de-recognized accounts receivable, and corresponding allowance for doubtful accounts, were brought back onto the Company’s balance sheet and the related securitization proceeds were recognized as debt, while the program fees for the facility were reported as interest expense beginning January 1, 2010.
Pursuant to the 2008 RSA, collections on the underlying receivables by the Company are held for the benefit of SRCII and the lenders in the facility and are unavailable to satisfy claims of the Company and its subsidiaries. The 2008 RSA contains certain restrictions and provisions (including cross-default provisions to the Company’s other debt agreements) which, if not met, could restrict the Company’s ability to borrow against future eligible receivables. The inability to borrow against additional receivables would reduce liquidity as the daily proceeds from collections on the receivables levered prior to termination are remitted to the lenders, with no further reinvestment of these funds by the lenders into the Company.
For the year ended December 31, 2010, the Company incurred program fee expense of $5.2 million, associated with the 2008 RSA which was recorded in interest expense. For the years ended December 31, 2009 and 2008, the Company incurred program fee expense of $5.0 million and $7.3 million, respectively, and recognized a gain of $0.5 million and a loss of $1.1 million, respectively, excluding the closing fees paid on the 2008 RSA, associated with the sale of trade receivables through the above-described programs, all of which was recorded in other (income) expenses.
As of December 31, 2010, the outstanding borrowing under the accounts receivable securitization facility was $171.5 million against a total available borrowing base of $174.0 million, leaving $2.5 million available. As of December 31, 2009, the amount of receivables sold through the accounts receivable securitization facility was $148.4 million. This amount excludes delinquencies, as defined in the 2008 RSA, which totaled $15.2 million at December 31, 2009, and the related allowance for doubtful accounts, both of which were included in the Company’s retained interest in receivables. During the year ended December 31, 2009, credit losses were $4.5 million, which were charged against the allowance for doubtful accounts included in the Company’s retained interest in receivables.
As discussed above, the Company held an interest in the sold receivables until December 31, 2009. As of December 31, 2009, the Company’s retained interest in receivables was carried at its fair value of $79.9 million. Any gain or loss on the sale was determined based on the previous carrying value amounts of the transferred assets allocated at fair value between the receivables sold and the interests that continue to be held. Fair value was determined based on the present value of expected future cash flows taking into account the key assumptions of anticipated credit losses, the speed of payments, and the discount rate commensurate with the uncertainty involved.
(11) Fair value of operating lease guarantees
The Company guarantees certain residual values under its operating lease agreements for revenue equipment. At the termination of these operating leases, the Company would be responsible for the excess, if any, of the guarantee amount above the fair market value of the equipment. As of December 31, 2010 and 2009, the Company has recorded a liability for the estimated fair value of the guarantees in the amount of $2.9 million and $2.5 million, respectively. The maximum potential amount of future payments the Company would be required to make under all of these guarantees as of December 31, 2010 is $17.8 million.

(12) Debt and financing transactions
Other than the Company’s accounts receivable securitization as discussed in Note 10 and its outstanding capital lease obligations as discussed in Note 13, the Company had long-term debt outstanding at December 31, 2010 and 2009, respectively, as follows (in thousands):

	2010	2009
New senior secured first lien term loan due December 2016, net of $10,649 OID	$1,059,351	$—
Previous senior secured first lien term loan due May 2014	—	1,511,400
Senior second priority secured notes due November 15, 2018, net of $9,965 OID	490,035	—
Floating rate notes due May 15, 2015	11,000	203,600
12.50% fixed rate notes due May 15, 2017	15,638	595,000
Note payable, with principal and interest payable in five annual payments of $514 plus interest at a fixed rate of 7.00% through February 2013 secured by real property	1,542	2,056
Notes payable, with principal and interest payable in 24 monthly payments of $130 including interest at a fixed rate of 7.5% through May 2011	512	1,993
Notes payable, with principal and interest payable in 36 monthly payments of $38 at a fixed rate of 4.25% through December 2013	1,394	—

Total long-term debt	1,579,472	2,314,049
Less: current portion	10,304	19,054

Long-term debt, less current portion	$1,569,168	$2,294,995

The aggregate annual maturities of long-term debt as of December 31, 2010 were (in thousands):

Years Ending December 31,
2011	$12,190
2012	11,679
2013	11,679
2014	10,700
2015	21,700
Thereafter	1,532,138

Long-term debt	$1,600,086

The majority of currently outstanding debt was issued in December 2010 to refinance debt associated with the Company’s acquisition of Swift Transportation Co. in May 2007, a going private transaction under SEC rules. The debt outstanding at December 31, 2010 primarily consists of proceeds from a first lien term loan pursuant to a senior secured credit facility with a group of lenders with a face value of $1.07 billion at December 31, 2010, net of unamortized original issue discount of $10.6 million, and proceeds from the offering of $500 million face value of senior second priority secured notes, net of unamortized original issue discount of $10.0 million at December 31, 2010. The proceeds were used, together with the $766.0 million of proceeds from the Company’s stock offering in December 2010 as discussed in Note 3, to (a) repay all amounts outstanding under the previous senior secured credit facility, (b) purchase an aggregate amount of $490.0 million of previous senior secured fixed-rate notes and $192.6 million of previous senior secured floating rate notes, (c) pay $66.4 million to our interest rate swap counterparties to terminate the interest rate swap agreements related to our previous floating rate debt, and (d) pay fees and expenses related to the debt issuance and stock offering. The new credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary. See Note 30 for information relating to the issuance of additional shares of Class A common stock pursuant to the underwriters’ over-allotment option in connection with the Company’s IPO and the Company’s use of the proceeds from such issuance.
New Senior Secured Credit Facility
The credit facility was entered into on December 21, 2010 and consists of a first lien term loan with an original aggregate principal amount of $1.07 billion due December 2016 and a $400 million revolving line of credit due December 2015. As of December 31, 2010, the principal outstanding under the first lien term loan was $1.07 billion and the unamortized original issue discount was $10.6 million.

Principal payments on the first lien term loan are due in equal quarterly installments in annual aggregate amounts equal to 1.0% of the initial aggregate principal amount, except that the final installment will be equal to the remaining amount of the new senior secured term loan facility. The Company will be permitted to make voluntary prepayments at any time, without premium or penalty (other than LIBOR breakage and redeployment costs, if applicable). The Company will be required to make mandatory prepayments under the senior secured credit agreement with (1) a percentage of excess cash flow, as defined in the credit agreement (which percentage may decrease over time based on its leverage ratio), (2) net cash proceeds from permitted, non-ordinary course asset sales and from insurance and condemnation events (subject to a reinvestment period and certain agreed exceptions), (3) net cash proceeds from certain issuances of indebtedness (subject to certain agreed exceptions), and (4) a percentage of net cash proceeds from the issuance of additional equity interests in the Company or any of its subsidiaries otherwise permitted under the new senior secured credit facility (which percentage may decrease over time based on its leverage ratio).
As of December 31, 2010, there were no borrowings under the $400 million revolving line of credit. The unused portion of the revolving line of credit is subject to a commitment fee ranging from 0.50% to 0.75% depending on the Company’s consolidated leverage ratio as defined in the credit agreement. The revolving line of credit also includes capacity for letters of credit up to $300 million. As of December 31, 2010, the Company had outstanding letters of credit under the revolving line of credit primarily for workers’ compensation and self-insurance liability purposes totaling $153.2 million, leaving $246.8 million available under the revolving line of credit. Outstanding letters of credit incur fees of 4.50% per annum.
Borrowings under the new senior secured credit facility will bear interest, at the Company’s option, at (1) a rate equal to the rate for LIBOR deposits for a period the Company selects, appearing on LIBOR 01 Page published by Reuters, with a minimum LIBOR rate of 1.50% with respect to the new senior secured term loan facility (the “LIBOR floor”), plus 4.50%, or (2) a rate equal to the highest of (a) the rate publicly announced by Bank of America, N.A. as its prime rate in effect at its principal office in New York City, (b) the federal funds effective rate plus 0.50%, and (c) the LIBOR Rate applicable for an interest period of one month plus 1.00%, or the Base Rate (with a minimum base rate of 2.50% with respect to the new senior secured term loan facility), plus 3.50%. Interest on the term loan and outstanding borrowings under the revolving line of credit is payable on the last day of each interest period or on the date of principal prepayment, if any, with respect to LIBOR rate loans, and on the last day of each calendar quarter with respect to base rate loans. As of December 31, 2010, interest accrues at 6.00% (the LIBOR floor plus 4.50%).
The new senior secured credit agreement contains certain financial covenants with respect to maximum leverage ratio, minimum consolidated interest coverage ratio, and maximum capital expenditures in addition to customary representations and warranties and customary events of default, including a change of control default. The senior secured credit agreement also contains certain affirmative and negative covenants, including, but not limited to, restrictions, subject to certain exceptions, on incremental indebtedness, asset sales, certain restricted payments, certain incremental investments or advances, transactions with affiliates, engaging in additional business activities, and prepayments of certain other indebtedness. The Company was in compliance with these covenants at December 31, 2010.
New Senior Second Priority Secured Notes
On December 21, 2010, Swift Services Holdings, Inc., a wholly owned subsidiary, completed a private placement of senior second priority secured notes totaling $500 million face value which mature in November 2018 and bear interest at 10.00% (the “new senior notes”). The Company received proceeds of $490 million, net of a $10.0 million original issue discount. Interest on the new senior notes is payable on May 15 and November 15 each year, beginning May 15, 2011.
The Company must pay additional interest to the holders of the new senior notes if it fails to complete the exchange offer described in the registration rights agreement within 180 days after the issuance of such notes or if certain other conditions are not satisfied. The registration rights agreement generally provides that the Company shall file and cause to become effective a registration statement with the SEC to facilitate the completion of a registered offer to exchange the privately placed notes for registered notes with terms substantially identical in all material respects to the notes issued, except that the registered notes will not contain terms with respect to transfer restrictions. Subject to certain exceptions, if the Company has not completed such exchange offer within 180 days after the original issuance of the new senior notes, then additional interest will accrue on the principal amount of the notes at 0.25% per annum, which rate shall be increased by 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue, provided that the maximum rate for such additional interest shall not exceed 1.0% per annum.

At any time prior to November 15, 2013, the Company may redeem up to 35% of the new senior notes at a redemption price of 110.00% of their principal amount plus accrued interest with the net cash proceeds of one or more equity offerings, subject to certain conditions. Other than in conjunction with an equity offering, the Company may redeem all or a part of the new senior notes at any time throughout the term of such notes at various premiums provided for in the indenture governing the new senior notes, which premium shall be not less than 105% of the principal amount of such notes at any time prior to November 15, 2014.
The indenture governing the new senior notes contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness or issue certain preferred shares, to pay dividends on, repurchase, or make distributions in respect of capital stock or make other restricted payments, to make certain investments, to sell certain assets, to create liens, enter into sale and leaseback transactions, prepay or defease subordinated debt, to consolidate, merge, sell, or otherwise dispose of all or substantially all assets, and to enter into certain transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture governing the new senior notes includes certain events of default including failure to pay principal and interest on the new senior notes, failure to comply with covenants, certain bankruptcy, insolvency, or reorganization events, the unenforceability, invalidity, denial, or disaffirmation of the guarantees and default in the performance of the security agreements, or any other event that adversely affects the enforceability, validity, perfection, or priority of such liens on a material portion of the collateral underlying the new senior notes. The Company was in compliance with these covenants at December 31, 2010.
Fixed and Floating-Rate Notes
On May 10, 2007, the Company completed a private placement of second-priority senior secured notes associated with the acquisition of Swift Transportation Co. totaling $835.0 million, which consisted of: $240 million aggregate principal amount second-priority senior secured floating rate notes due May 15, 2015, and $595 million aggregate principal amount of 12.50% second-priority senior secured fixed rate notes due May 15, 2017.
In October 2009, in conjunction with the second amendment to the Company’s previous senior secured credit facility, Mr. Moyes agreed to cancel notes he had personally acquired in open market transactions during the first half of 2009. Mr. Moyes agreed to cancel the notes at the request of the steering committee of lenders, comprised of a number of the largest lenders (by holding size) and the administrative agent of the previous senior secured credit facility, and in return the lenders allowed the Company to cancel $325.0 million of the stockholder loan due 2018 owed to the Company by the Moyes affiliates. The amount of the stockholder loan cancelled in exchange for the contribution of notes was negotiated by Mr. Moyes with the steering committee of lenders. The floating rate notes held by Mr. Moyes, totaling $36.4 million in principal amount, were cancelled at closing on October 13, 2009 and, correspondingly, the stockholder loan was reduced by $94.0 million. The fixed rate notes held by Mr. Moyes, totaling $89.4 million in principal amount, were cancelled in January 2010 and the stockholder loan was reduced further by an additional $231.0 million. The cancellation of the notes increased stockholders’ equity by $36.4 million in October 2009 and by $89.4 million in January 2010, and the reduction in the stockholder loan did not reduce the Company’s stockholders’ equity.
In conjunction with the Company’s IPO and refinancing transactions in December 2010, the Company undertook a tender offer and consent solicitation process which resulted in the Company redeeming and cancelling $192.6 million aggregate principal amount of the second-priority senior secured floating rate notes (leaving $11.0 million remaining outstanding at December 31, 2010) and $490.0 million aggregate principal amount of the second-priority senior secured fixed rate notes (leaving $15.6 million remaining outstanding at December 31, 2010) and the elimination of substantially all covenants, guarantees, and claims to collateral from the indentures and related documents governing the remaining notes. Consequently, the remaining fixed and floating rate notes no longer carry a second-priority senior secured status.
Interest on the floating rate notes is payable on February 15, May 15, August 15, and November 15, accruing at three-month LIBOR plus 7.75% (8.04% at December 31, 2010). The Company may redeem any of the remaining floating rate notes on any interest payment date at a redemption price of 101% of their principal amount and accrued interest through May 2011 and 100% thereafter.
Interest on the 12.50% fixed rate notes is payable on May 15 and November 15. The Company may redeem any of the remaining fixed rate notes on or after May 15, 2012 at an initial redemption price of 106.25% of their principal amount and accrued interest.
Previous Senior Secured Credit Facility
On May 10, 2007, the Company entered into its previous senior secured credit facility with a group of lenders associated with the acquisition of Swift Transportation Co. The credit facility consisted of a first lien term loan with an original aggregate principal amount of $1.72 billion due May 2014, a $300 million revolving line of credit due May 2012 and a $150 million synthetic letter of credit facility due May 2014. At the time of the Company’s IPO and refinancing transactions in December 2010, $1.49 billion was outstanding under the first lien term loan bearing interest at 8.25% per annum and there was no outstanding borrowing under the revolving line of credit. All amounts outstanding were paid in full upon the closing of the Company’s IPO and refinancing transactions as discussed in Note 3, and the previous senior secured credit facility was terminated on December 21, 2010.
Debt Issuance and Extinguishment Costs
The Company incurred $21.2 million of transaction costs related to the issuance of the new senior secured credit facility and new senior second priority secured notes in December 2010 (all but $2.7 million of which was paid prior to December 31, 2010), excluding the original issue discounts on the new senior secured credit facility and new senior second priority secured notes of $10.6 million and $10.0 million, respectively. Such costs were capitalized as deferred loan costs and will be amortized over the terms of the respective debt instruments.
The Company incurred a $95.5 million loss on debt extinguishment in December 2010 related to the termination of the previous senior secured credit facility and the tender offer and consent solicitation process for the fixed and floating rate notes comprised of the write-off of $50.3 million of existing deferred loan costs related to the debt extinguished and $45.2 million of legal and advisory costs, tender premiums, and consent fees related to the cancelled fixed and floating rate notes.
The Company incurred $23.9 million of transaction costs in the third and fourth quarters of 2009 related to the second amendment to the Company’s previous senior secured credit facility and related indenture amendments, $19.7 million of which was capitalized as deferred loan costs and $4.2 million of which was expensed to operating supplies and expenses. The determination of the portions capitalized and expensed was based upon the nature of the payment, such as lender costs or third party advisor fees, and the accounting classification for the modification of each agreement under Topic 470-50, “Debt — Modifications and Extinguishments.”
During the third quarter of 2009, the Company began making preparations for an additional senior note offering in anticipation of paying down a portion of the outstanding principal under the first lien term loan. This note offering was cancelled prior to entering into the second amendment to the Company’s previous senior secured credit facility and related indenture amendments discussed above. The Company incurred $2.3 million of legal and advisory costs related to this cancelled note offering, which was expensed to operating supplies and expenses during the third quarter of 2009.
The Company incurred $8.7 million of consent fees and other costs in July 2008 related to the first amendment to its previous senior secured credit facility fees, all of which was recorded as deferred loan costs to be amortized to interest expense over the remaining life of the previous senior secured credit facility.
As of December 31, 2010 and 2009, the balance of deferred loan costs was $23.1 million and $65.1 million, respectively, and is reported in other assets in the consolidated balance sheets.
(13) Capital leases
The Company leases certain revenue equipment under capital leases. The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. The Company is obligated to pay the balloon payments at the end of the leased term whether or not it receives the proceeds of the contracted residual values from the respective manufacturers. Certain leases contain renewal or fixed price purchase options. The leases are collateralized by revenue equipment with a cost of $375.4 million and accumulated amortization of $101.9 million at December 31, 2010. The amortization of the revenue equipment under capital leases is included in depreciation and amortization expense.
The following is a schedule of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2010 (in thousands):

Years Ending December 31,
2011	$68,512
2012	60,577
2013	38,088
2014	55,632
2015	336

Total minimum lease payments	223,145
Less: amount representing interest	28,517

Present value of minimum lease payments	194,628
Less: current portion	55,766

Capital lease obligations, long-term	$138,862

(14) Derivative financial instruments
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. In 2007, the Company entered into several interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on long-term variable rate debt and senior notes. The strategy was to use pay-fixed/receive-variable interest rate swaps to reduce the Company’s aggregate exposure to interest rate risk. These derivative instruments were not entered into for speculative purposes.
In connection with its previous credit facility, the Company had four interest rate swap agreements in effect at December 31, 2009 with a total notional amount of $1.14 billion. These interest rate swaps had varying maturity dates through August 2012. At October 1, 2007 (“designation date”), the Company designated and qualified these interest rate swaps as cash flow hedges. Subsequent to the October 1, 2007 designation date, the effective portion of the changes in fair value of the designated swaps was recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the variable debt affects earnings. The ineffective portions of the changes in the fair value of designated interest rate swaps were recognized directly to earnings as derivative interest expense in the Company’s statements of operations.
Prior to the Company’s second amendment to its previous credit facility in October 2009, these interest rate swap agreements had been highly effective as a hedge of the Company’s variable rate debt. However, the implementation of a 2.25% LIBOR floor for the Company’s previous credit facility pursuant to the second amendment effective October 13, 2009, impacted the ongoing accounting treatment for the Company’s remaining interest rate swaps under Topic 815. The interest rate swaps no longer qualified as highly effective in offsetting changes in the interest payments on long-term variable rate debt. Consequently, the Company removed the hedging designation and ceased cash flow hedge accounting treatment under Topic 815 for the swaps effective October 1, 2009. As a result, all of the ongoing changes in fair value of the interest rate swaps were recorded as derivative interest expense in earnings following this date whereas the majority of changes in fair value had been recorded in OCI under cash flow hedge accounting. The cumulative change in fair value of the swaps which occurred prior to the cessation in hedge accounting remains in accumulated OCI and is amortized to earnings as derivative interest expense in current and future periods as the hedged interest payments affect earnings.
In December 2010, the Company terminated its last two remaining interest rate swap agreements in conjunction with its IPO and debt refinancing transactions and paid $66.4 million to its counterparties to settle the outstanding liabilities. In accordance with Topic 815, the balance of unrealized losses recorded in accumulated OCI on the date of termination is required to remain in accumulated OCI and be amortized to expense through the term of the hedged interest payments, which extends to the original maturity of the swaps in August 2012. At December 31, 2010 and 2009, unrealized losses totaling $20.2 million and $54.1 million after taxes, respectively, were reflected in accumulated OCI. As of December 31, 2010, the Company estimates that $15.1 million of unrealized losses included in accumulated OCI will be realized and reported in earnings within the next twelve months, with the remaining $5.1 million to be realized and reported in earnings in 2012.
The Company also assumed three interest rate swap agreements, each for a notional amount of $20.0 million, in the acquisition of Swift Transportation Co., the last of which expired in March 2009. These instruments were not designated and did not qualify for cash flow hedge accounting. The changes in the fair value of these interest rate swap agreements were recognized in net earnings as derivative interest expense in the periods they occurred.
The fair value of the interest rate swap liability at December 31, 2010 and 2009 was $0 and $80.3 million, respectively. The fair values of the interest rate swaps are based on valuations provided by third parties, derivative pricing models, and credit spreads derived from the trading levels of the Company’s first lien term loan as of December 31, 2010 and 2009. Refer to Note 24 for further discussion of the Company’s fair value methodology.

As of December 31, 2010 and 2009, information about classification of fair value of the Company’s interest rate derivative contracts, which are no longer designated as hedging instruments under Topic 815 is as follows (in thousands):

Derivative Liabilities Description	Balance Sheet Classification	2010	2009
Interest rate derivative contracts not designated as hedging instruments under Topic 815:	Fair value of interest rate swaps (current and non-current)	$—	$80,279

Total derivatives		$—	$80,279

For the year ended December 31, 2010, 2009 and 2008, information about amounts and classification of gains and losses on the Company’s interest rate derivative contracts that were designated as hedging instruments under Topic 815 is as follows (in thousands):

	2010	2009	2008
Amount of loss recognized in OCI on derivatives (effective portion)	$—	$(70,500)	$(23,986)
Amount of loss reclassified from accumulated OCI into income as “Derivative interest expense” (effective portion)	$(33,938)	$(47,701)	$(23,242)
Amount of gain recognized in income on derivatives as “Derivative interest expense” (ineffective portion)	$—	$3,437	$5,045
For the year ended December 31, 2010, 2009 and 2008, information about amounts and classification of gains and losses on the Company’s interest rate derivative contracts that are not designated as hedging instruments under Topic 815 is as follows (in thousands):

	2010	2009	2008
Amount of loss recognized in income on derivatives as “Derivative interest expense”	$(36,461)	$(11,370)	$(502)
(15) Commitments
Operating leases (as lessee)
The Company leases various revenue equipment and terminal facilities under operating leases. At December 31, 2010, the future minimum lease payments under noncancelable operating leases were as follows (in thousands):

	Revenue
	Equipment	Facilities	Total
Years Ending December 31,
2011	$59,164	$940	$60,104
2012	29,561	634	30,195
2013	11,733	151	11,884
2014	1,229	—	1,229
2015	923	—	923
Thereafter	231	—	231

Total minimum lease payments	$102,841	$1,725	$104,566

The revenue equipment leases generally include purchase options exercisable at the completion of the lease. For the years ended December 31, 2010, 2009 and 2008, total rental expense was $76.5 million, $79.8 million and $76.9 million, respectively.
Operating leases (as lessor)
The Company’s wholly-owned subsidiary, IEL, leases revenue equipment to the Company’s owner-operators under operating leases. As of December 31, 2010, the annual future minimum lease payments receivable under operating leases were as follows (in thousands):

Years Ending December 31,
2011	$67,383
2012	50,047
2013	30,016
2014	9,335
2015	538

Total minimum lease payments	$157,319

In the normal course of business, owner-operators default on their leases with the Company. The Company normally re-leases the equipment to other owner-operators, shortly thereafter. As a result, the future lease payments are reflective of payments from original leases as well as the subsequent re-leases.
Purchase commitments
As of December 31, 2010, the Company had commitments outstanding to acquire revenue equipment in 2011 for approximately $558.8 million. The Company generally has the option to cancel tractor purchase orders with 60 to 90 days notice, although the notice period has lapsed for approximately 40% of the commitments outstanding at December 31, 2010. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.
As of December 31, 2010, we have no outstanding purchase commitments for fuel, facilities, and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
(16) Contingencies
The Company is involved in certain claims and pending litigation primarily arising in the normal course of business. The majority of these claims relate to workers compensation, auto collision and liability, and physical damage and cargo damage. The Company expenses legal fees as incurred and accrues for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on the Company. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold.
2004 owner-operator class action litigation
On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly situated persons against Swift Transportation: Garza vs. Swift Transportation Co., Inc., Case No. CV07-0472. The putative class now includes all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. The putative class is alleging that the Company should have reimbursed class members for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. On November 4, 2010, the Maricopa County trial court entered an order certifying the class. The Company has filed a motion for summary judgment to dismiss class certification, urging dismissal on several grounds and intends to pursue all available appellate relief supported by the record, which management believes demonstrates that the class is improperly certified and, further, that the claims raised have no merit or are subject to mandatory arbitration. The Maricopa County trial court’s decision pertains only to the issue of class certification, and the Company retains all of its defenses against liability and damages. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined that a potential loss is reasonably possible as it is defined by Topic 450, “Contingencies,” however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of possible loss is reasonably estimable.
Driving academy class action litigation
In the spring of 2009, five separate class action lawsuits were filed against the Company in various jurisdictions which are based on substantially the same facts and circumstances and raise similar claims. These lawsuits are Michael Ham, Jemonia Ham, Dennis Wolf and Francis Wolf v. Swift Transportation Co., Inc., Case No. 2:09-cv-02145-STA-dkv; Michael Pascarella, et al. v. Swift Transportation Co., Inc., Sharon A. Harrington, Chief Administrator of the New Jersey Motor Vehicle Commission, and David Mitchell, Commissioner of the Tennessee Department of Safety, Case No. 09-1921(JBS); Shawn McAlarnen et al. v. Swift Transportation Co., Inc., Janet Dolan, Director of the Bureau of Driver Licensing of The Pennsylvania Department of Transportation, and David Mitchell, Commissioner of the Tennessee Department of Safety, Case No. 09-1737 (E.D. Pa.); Gerald L. Lott and Francisco Armenta on behalf of themselves and all others similarly situated v. Swift Transportation Co., Inc. and David Mitchell the Commissioner of the Tennessee Department of Safety, Case No. 2:09-cv-02287 and Marylene Broadnax on behalf of herself and all others similarly situated v. Swift Transportation Corporation, Case No. 09-cv-6486-7. The McAlarnen Complaint has since been dismissed without prejudice because the McAlarnen plaintiff has elected to pursue the Director of the Bureau of Driver Licensing of the Pennsylvania Department of Transportation for damages. The remaining complaints have been consolidated in the United States District Court for the Western District of Tennessee and discovery is ongoing.

The putative class in each complaint involves former students of the Company’s Tennessee driving academy who are seeking relief against the Company, and in some cases the Tennessee Department of Safety, or TDOS, and the state motor vehicle agencies, for the suspension of their Commercial Driver’s Licenses, or CDLs, and any CDL retesting that may be required of the former students by the relevant state department of motor vehicles. The allegations arise from the TDOS having released a general statement questioning the validity of CDLs issued by the State of Tennessee in connection with the Swift Driving Academy located in the State of Tennessee. The Company has filed an answer to each complaint and has also filed a cross claim against the Commissioner of the TDOS, or the Commissioner, for a judicial declaration and judgment that the Company did not engage in any wrongdoing as alleged in the complaint and a grant of injunctive relief to compel the Commissioner to redact any statements or publications that allege wrongdoing by the Company and to issue corrective statements to any recipients of any such publications.
Management intends to vigorously defend against certification of the class for all of the foregoing class action lawsuits as well as the allegations made by the plaintiffs should the class be certified. For the consolidated case described above, the issue of class certification must first be resolved before the court will address the merits of the case, and the Company retains all of its defenses against liability and damages pending a determination of class certification. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined that a potential loss is reasonably possible as it is defined by Topic 450, however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of possible loss is reasonably estimable.
Owner-operator misclassification class action litigation
On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: John Doe 1 and Joseph Sheer v. Swift Transportation Co., Inc., and Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 09-CIV-10376 filed in the United States District Court for the Southern District of New York, or the Sheer Complaint. The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act, of FLSA and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, 160 other current or former owner-operators have joined this lawsuit. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The Court also denied plaintiff’s request to arbitrate the matter as a class. The plaintiff has filed a petition for a writ of mandamus asking that District Court’s order be vacated. The Company intends to vigorously defend against any arbitration proceedings. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined that a potential loss is reasonably possible as it is defined by Topic 450, however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of possible loss is reasonably estimable.
California employee class action
On March 22, 2010, a class action lawsuit was filed by John Burnell, individually and on behalf of all other similarly situated persons against Swift Transportation: John Burnell and all others similarly situated v. Swift Transportation Co., Inc., Case No. CIVDS 1004377 filed in the Superior Court of the State of California, for the County of San Bernardino, or the Burnell Complaint. On June 3, 2010, upon motion by Swift, the matter was removed to the United States District Court for the central District of California, Case No. EDCV10-00809-VAP. The putative class includes drivers who worked for the Company during the four years preceding the date of filing alleging that the Company failed to pay the California minimum wage, failed to provide proper meal and rest periods, and failed to timely pay wages upon separation from employment. The Burnell Complaint is currently subject to a stay of proceedings pending determination of similar issues in a case unrelated to Swift, Brinker v Hohnbaum, which is currently pending before the California Supreme Court. The Company intends to vigorously defend certification of the class as well as the merits of these matters should the class be certified. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined that a potential loss is reasonably possible as it is defined by Topic 450, however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of possible loss is reasonably estimable.

California owner-operator and employee driver class action
On July 1, 2010, a class action lawsuit was filed by Michael Sanders against Swift Transportation and IEL: Michael Sanders individually and on behalf of others similarly situated v. Swift Transportation Co., Inc. and Interstate Equipment Leasing, Case No. 10523440 in the Superior Court of California, County of Alameda, or the Sanders Complaint. The putative class involves both owner-operators and driver employees alleging differing claims against Swift and IEL. Many of the claims alleged by both the putative class of owner-operators and the putative class of employee drivers overlap the same claims as alleged in the Sheer Complaint with respect to owner-operators and the Burnell Complaint as it relates to employee drivers. The Sanders Complaint also raises separate owner-operator claims alleging that Swift failed to provide accurate wage statements and failed to properly compensate for waiting times, and it raises separate employee driver claims alleging that Swift failed to reimburse business expenses and coerced driver employees to patronize the employer. The Sanders matter is currently subject to a stay of proceedings pending determinations in other unrelated appellate cases that seek to address similar issues.
The issue of class certification must first be resolved before the court will address the merits of the case, and the Company retains all of its defenses against liability and damages pending a determination of class certification. Management intends to vigorously defend against certification of the class as well as the merits of this matter should the class be certified. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined that a potential loss is reasonably possible as it is defined by Topic 450, however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of possible loss is reasonably estimable.
(17) Stockholder loans receivable
On May 10, 2007, the Company entered into a Stockholder Loan Agreement with its stockholders. Under the agreement, the Company loaned the stockholders $560 million to be used to satisfy their indebtedness owed to Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”). The proceeds of the Morgan Stanley loan had been used to repay all indebtedness of the stockholders secured by the common stock of Swift Transportation Co. owned by the Moyes affiliates prior to the contribution by them of that common stock to Swift Corporation on May 9, 2007 in conjunction with the acquisition by Swift Corporation of the outstanding stock of Swift Transportation Co. not already held by the Moyes affiliates on May 10, 2007, which was a going private transaction under applicable SEC rules.
In connection with the second amendment of the Company’s previous credit facility on October 2009 and as discussed in Note 12, Mr. Moyes agreed to cancel $125.8 million of the Company’s senior notes he held in return for a $325.0 million reduction of the stockholder loan. The floating rate notes held by Mr. Moyes, totaling $36.4 million in principal amount, were cancelled at closing on October 13, 2009 and, correspondingly, the stockholder loan was reduced by $94.0 million. The fixed rate notes held by Mr. Moyes, totaling $89.4 million in principal amount, were cancelled in January 2010 and the stockholder loan was reduced further by an additional $231.0 million. The amount of the stockholder loan cancelled in exchange for the contribution of notes was negotiated by Mr. Moyes with the steering committee of lenders, comprised of a number of the largest lenders (by holding size) and the Administrative Agent of the Credit Agreement.
The $244.6 million remaining balance of the stockholder loan, $6.2 million of which was attributable to interest on the principal amount, was cancelled by the Company prior to the consummation of its IPO in December 2010. Due to the classification of the stockholder loan as contra-equity, the reductions in the stockholder loan did not reduce the Company’s stockholders’ equity.
The stockholders were required to make interest payments on the stockholder loan in cash only to the extent that the stockholders received a corresponding dividend from the Company. As of December 31, 2009, this stockholder loan receivable was recorded as contra-equity within stockholders’ equity. Interest accrued under the stockholder loan receivable was recorded as an increase to additional paid-in capital with a corresponding reduction in retained earnings for the related dividend. For the years ended December 31, 2010, 2009 and 2008, the total dividend paid to the stockholders and the corresponding interest payment received from the stockholders under the agreement was $0, $16.4 million, and $33.8 million, respectively. Additionally, for the year ended December 31, 2010 and during the fourth quarter of 2009, interest of $6.2 million and $3.4 million, respectively, was accrued and added to the stockholder loan balance as paid-in-kind interest as the stockholders did not elect to receive dividends to fund the interest payments following the Company’s change in tax status to a subchapter C corporation effective October 10, 2009 as discussed in Note 20.
An entity affiliated with the Moyes affiliates was obligor on a $1.7 million obligation with our wholly-owned subsidiary, IEL, at December 31, 2009, which obligation was cancelled by the Company prior to the consummation of its IPO in December 2010. The obligation was guaranteed by Jerry Moyes. The obligation accrued interest at 7.0% per annum with monthly installments equal to $38 thousand through October 10, 2013 when the remaining balance was due. As of December 31, 2009, because of the affiliated status of the obligor, this obligation was recorded as contra-equity within stockholders’ deficit.

(18) Stockholder distributions
During the year ended December 31, 2010, the Company filed various federal and state subchapter S corporation income tax returns for its final subchapter S corporation period, which reflected taxable income. Certain state tax jurisdictions require the Company to withhold and remit tax payments on behalf of the stockholders with the filing of these state S corporation tax returns. During the year ended December 31, 2010, the Company paid, on behalf of the stockholders, $1.3 million of tax payments to certain of these state tax jurisdictions. These tax payments are reflected as tax distributions on behalf of stockholders in the statement of stockholders’ deficit.
(19) Stock option plan
The Company’s 2007 Omnibus Incentive Plan, as amended and restated, is stockholder approved and permits the payment of cash incentive compensation and authorizes the granting of shares and share options to its employees and non-employee directors for up to 12 million shares of Class A common stock. On October 16, 2007, the Company granted 5.9 million stock options to employees at an exercise price of $15.63 per share, which exceeded the estimated fair value of the common stock on the date of grant. Additionally, on August 27, 2008, the Company granted 0.8 million stock options to employees and non-employee directors at an exercise price of $16.79 per share, which equaled the estimated fair value of the common stock on the date of grant. On December 31, 2009, the Company granted 0.5 million stock options to employees at an exercise price of $8.61, which equaled the estimated fair value on the date of grant. On February 25, 2010, the Company granted 1.4 million stock options to certain employees at an exercise price of $8.80 per share, which equaled the estimated fair value of the common stock on the date of grant. The estimated fair value in each case was determined by management based upon a number of factors, including the Company’s discounted projected cash flows, comparative multiples of similar companies, the lack of liquidity of the Company’s common stock and certain risks the Company faced at the time of the valuation.
The options have ten year contractual terms and were granted to two categories of employees. The options granted to the first category of employees vest upon the occurrence of the earliest of (i) a sale or a change in control of the Company or, (ii) a five-year vesting period at a rate of 33 1/3% following the third anniversary date of the grant. The options granted to the second category of employees will vest upon the later of (i) the occurrence of an initial public offering of the Company or (ii) a five-year vesting period at a rate of 33 1/3% following the third anniversary date of the grant. To the extent vested, both types of options become exercisable simultaneous with the closing of the earlier of (i) an initial public offering, (ii) a sale, or (iii) a change in control of the Company. As of December 31, 2010, the Company is authorized to grant an additional 5.9 million shares or share options.
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. The weighted-average grant date fair value of options granted at or above market value during the years ended December 31, 2010, 2009 and 2008 was $4.19 per share, $4.24 per share and $7.76 per share ($3.88 per share after repricing upon closing of the IPO in December 2010), respectively.
The following weighted-average assumptions were used to determine the weighted-average grant date fair value of the stock options granted during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	43%	45%	41%
Risk free interest rate	3.09%	3.39%	3.34%
Expected lives (in years)	6.5	6.5	6.5
The expected volatility of the options are based on the daily closing values of the similar market capitalized trucking group participants within the Dow Jones Total U.S. Market Index over the expected term of the options. As a result of the inability to predict the expected future employee exercise behavior, the Company estimated the expected lives of the options using the simplified method based on the contractual and vesting terms of the options. The risk-free interest rate is based upon the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected life at the grant date.
Once the Company’s IPO was substantially complete in December 2010, the satisfaction of this condition to vesting was deemed probable and the Company recognized $22.6 million of non-cash equity compensation expense related to the portion of the outstanding options that vested upon the IPO. Thereafter, the Company recorded an additional $0.3 million representing ongoing equity compensation expense through the end of 2010.

Additionally, upon closing the IPO, the Company repriced approximately 4.3 million outstanding options whose exercise price was above the IPO price to the IPO price of $11.00 per share. These options were held by approximately 1,100 employees. This resulted in $5.6 million of incremental equity compensation expense to be recognized over the remaining service period of the repriced options through August 2013.
As a result of the lack of exercisability prior to the Company’s IPO, the stock options outstanding were considered to be variable awards with the measurement date to only occur when the exercise of the options becomes probable. Until the IPO was substantially complete in December 2010, the exercisability of the Company’s stock options had not yet been deemed probable and as a result no compensation expense had been recorded related to the outstanding options. Even though the options became exercisable, to the extent vested, upon the IPO in accordance with the terms of the option awards, they are subject to a 180-day lockup beginning on the closing of the IPO pursuant to a policy imposed by the Company at the request of the underwriters.
A summary of the Company’s stock option plan activity as of and for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010			2009		2008
		Weighted			Weighted		Weighted
		Average			Average		Average
	Shares	Exercise Price		Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	4,970,400	$15.16		5,034,000	$15.81	5,392,000	$15.63
Granted	1,441,280	8.80		451,600	8.61	784,800	16.79
Exercised	—			—		—
Forfeited	(311,200)	10.28		(515,200)	15.69	(1,142,800)	15.63

Outstanding at end of year	6,100,480	$10.34	(1)	4,970,400	$15.16	5,034,000	$15.81

Exercisable at end of year	1,187,867	$11.00		—	$—	—	$—

(1)	The weighted average exercise price reflects the repricing of approximately 4.3 million outstanding options whose exercise price was above the IPO price to the IPO price of $11.00 per share.
The options outstanding at December 31, 2010 had a weighted average remaining contractual life of 7.6 years. As of December 31, 2009 and 2008, no options outstanding were exercisable. The total fair value of options vesting during the year ended December 31, 2010 was $4.6 million. At December 31, 2010, 1.2 million options were vested and exercisable with a weighted average exercise price of $11.00 per share, a remaining contractual term of 6.8 years, and an aggregate intrinsic value of $1.8 million.
A summary of the status of the Company’s nonvested shares as of and for the year ended December 31, 2010 is as follows:

	2010
		Weighted
		Average
	Shares	Fair Value (1)
Nonvested at beginning of year	4,970,400	$3.91
Granted	1,441,280	4.19
Vested	(1,187,867)	3.88
Forfeited	(311,200)	3.98

Nonvested at end of year	4,912,613	$4.00

(1)	The weighted average fair value reflects the repricing of approximately 4.3 million outstanding options whose exercise price was above the IPO price to the IPO price of $11.00 per share.
As of December 31, 2010, there was $17.4 million of total unrecognized compensation cost related to nonvested options granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.
The following table summarizes information about stock options outstanding at December 31, 2010:

	Shares	Contractual Years	Number Vested
Exercise Price	Outstanding	Remaining	and Exercisable
$11.00	3,563,600	6.8	1,187,867
$11.00	744,800	7.7	—
$8.61	438,400	9.0	—
$8.80	1,353,680	9.3	—

(20) Income taxes
Income tax expense (benefit) was (in thousands):

	2010	2009	2008
Current expense (benefit):
Federal	$16,190	$11,509	$5,790
State	1,113	1,170	631
Foreign	1,841	3,311	1,230

	19,144	15,990	7,651
Deferred expense (benefit):
Federal	(61,059)	292,113	1,035
State	(1,100)	19,137	2,904
Foreign	(417)	(590)	(222)

	$(62,576)	$310,660	$3,717

Income tax expense (benefit)	$(43,432)	$326,650	$11,368

Until October 10, 2009, the Company had elected to be taxed under the Internal Revenue Code as a subchapter S Corporation. Under subchapter S provisions, the Company did not pay corporate income taxes on its taxable income. Instead, the stockholders were liable for federal and state income taxes on the taxable income of the Company. An income tax provision or benefit was recorded for certain of the Company’s subsidiaries, including its Mexico subsidiaries and its domestic captive insurance company, which are not eligible to be treated as a qualified subchapter S Corporation. Additionally, the Company recorded a provision for state income taxes applicable to taxable income attributed to states that do not recognize the S Corporation election.
The financial impacts of the amendments and related events completed during the fourth quarter of 2009, as discussed in Note 12, are expected to be considered a Significant Modification for tax purposes and hence trigger a Debt-for-Debt Deemed Exchange. To protect against possible splitting of the Cancellation of Debt (“COD”) income and Original Issue Discount (“OID”) deductions in the future between the S-Corp stockholders and the Company, the Company elected to revoke its previous election to be taxed under the Internal Revenue Code as a subchapter S Corporation and is now being taxed as a subchapter C Corporation beginning October 10, 2009. Under subchapter C, the Company is liable for federal and state corporate income taxes on its taxable income.
During the year ended December 31, 2010, the Company filed various federal and state subchapter S corporation income tax returns for its final subchapter S corporation period, which reflected taxable income. Certain state tax jurisdictions require the Company to withhold and remit tax payments on behalf of the stockholders with the filing of these state S corporation tax returns. During the year ended December 31, 2010, the Company paid, on behalf of the stockholders, $1.3 million of tax payments to certain of these state tax jurisdictions. These tax payments are reflected as tax distributions on behalf of stockholders in the statement of stockholders’ deficit.
The Company’s effective tax rate was 25.7% in 2010, and negative 299.7% and 8.4% in 2009 and 2008, respectively. From January 1st through October 9, 2009, as well as during all of 2008, actual tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate income tax rate for subchapter S Corporations of 0% to earnings before income taxes) as noted in the following table. Following the Company’s revocation of its subchapter S corporation election as noted above, from October 10, 2009 through December 31, 2010 actual tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate income tax rate for subchapter C corporations of 35% to earnings before income taxes) as follows (in thousands):

	2010	2009	2008
Computed “expected” tax expense (benefit)	$(59,095)	$(12,846)	$—
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	(3,406)	1,659	3,535
Conversion to a C Corporation for income tax purposes	—	324,829	—
Effect of tax rates different than statutory (Domestic)	—	2,816	4,181
Effect of tax rates different than statutory (Foreign)	(2,007)	1,418	326
State tax rate change in deferred items	3,030	—	—
Effect of providing additional Built-In-Gains deferred taxes	—	684	1,411
Effect of providing deferred taxes on mark-to-market adjustment of derivatives recorded in accumulated OCI	11,885	6,294	—
Other	6,161	1,796	1,915

	$(43,432)	$326,650	$11,368

The components of the net deferred tax asset (liability) as of December 31, 2010 and 2009 were (in thousands):

	2010	2009
Deferred tax assets:
Claims accruals	$50,541	$67,249
Allowance for doubtful accounts	4,048	4,559
Derivative financial instruments	—	29,885
Vacation accrual	3,330	3,546
Original issue discount	1,174	69,312
Deferred freight revenue	4,449	658
Trac lease reserve	3,083	2,165
Net operating loss	172,370	5,777
Amortization of Stock Options	8,889	—
Other	3,336	3,411

Total deferred tax assets	251,220	186,562
Valuation allowance	(642)	(2,043)

Total deferred tax assets, net	250,578	184,519
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(360,801)	(343,778)
Prepaid taxes, licenses and permits deducted for tax purposes	(9,681)	(8,898)
Cancellation of debt	(9,472)	(14,212)
Intangible assets	(137,394)	(139,749)
Debt financing costs	(1,478)	(8,529)
Hybrid to Accrual Reserve	(3,123)	(2,830)
Other	(2,001)	(2,471)

Total deferred tax liabilities	(523,950)	(520,467)

Net deferred tax liability	$(273,372)	$(335,948)

These amounts are presented in the accompanying consolidated balance sheets in the indicated captions, except the current deferred tax liability which is included in accrued liabilities, at December 31, 2010 and 2009 as follows (in thousands):

	2010	2009
Current deferred tax asset	$30,741	$49,023
Current deferred tax liability	(564)	(1,176)
Noncurrent deferred tax liability	(303,549)	(383,795)

Net deferred tax liability	$(273,372)	$(335,948)

As of December 31, 2010, the Company had a federal net operating loss carryforward of $443.2 million and a federal capital loss carryforward of $1.0 million. Additionally, the Company has state net operating loss carryforwards, with an estimated tax effect of $17.2 million, available at December 31, 2010. The state net operating losses will expire at various times between 2011 and 2030. The Company has established a valuation allowance of $0.6 million and $2.0 million as of December 31, 2010 and 2009, respectively, for the state loss carryforwards that are unlikely to be used prior to expiration. The net $1.4 million decrease in the valuation allowance in 2010 is due to prior year utilization of losses and additional losses that are likely to be used prior to expiration.
U.S. income and foreign withholding taxes have not been provided on approximately $0.9 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the U.S. As the Company intends to reinvest these earnings indefinitely outside the U.S., it is not required to provide U.S. income taxes on them until they are repatriated in the form of dividends or otherwise.
The reconciliation of our unrecognized tax benefits for the years ending December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Unrecognized tax benefits at beginning of year	$3,531	$3,423
Increases for tax positions taken prior to beginning of year	2,227	610
Decreases for tax positions taken prior to beginning of year	—	(257)
Increases for tax positions taken during the year	—	154
Settlements	—	(243)
Lapse of statute of limitations	(56)	(156)

Unrecognized tax benefits at end of year	$5,702	$3,531

Prior to the Company’s merger with Swift Transportation Co., the Company did not have any unrecognized tax benefits. As of December 31, 2010, we had unrecognized tax benefits totaling approximately $5.7 million, all of which would favorably impact our effective tax rate if subsequently recognized.
During the years ended December 31, 2010, 2009 and 2008, the Company concluded examinations with federal and various state jurisdictions for certain of its subsidiaries resulting in no additional tax payments for 2010, and additional tax payments of approximately $0.5 million each during 2009 and 2008. Certain of the Company’s subsidiaries are currently under examination by federal and various state jurisdictions for years ranging from 1997 to 2007. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Years subsequent to 2007 remain subject to examination.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of December 31, 2010 and 2009 were approximately $2.0 million and $1.2 million, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
The Company anticipates that the total amount of unrecognized tax benefits may decrease by approximately $4.2 million during the next twelve months, which will not have a material impact on the financial statements.
(21) Employee benefit plan
The Company maintains a 401(k) benefit plan available to all employees who are 19 years of age or older and have completed six months of service. Under the plan, the Company has the option to match employee discretionary contributions up to 3% of an employee’s compensation. Employees’ rights to employer contributions vest after five years from their date of employment.
For the years ended December 31, 2010, 2009 and 2008, the Company’s expense totaled approximately $5.3 million, $0.6 million and $7.1 million, respectively. At December 31, 2010, and 2009, $3.6 million and $0, respectively, was owed to the plan by the Company in respect of such matching contributions. For the year ended December 31, 2009, the Company decided not to match employee contributions and as such no liability was recorded at December 31, 2009.
(22) Key customer
Services provided to the Company’s largest customer, Wal-Mart and its subsidiaries, generated 10.3%, 10.2% and 11.5% of operating revenue in 2010, 2009 and 2008, respectively. No other customer accounted for 10% or more of operating revenue in the reporting period.
(23) Related party transactions
The Company provided and received freight services, facility leases, equipment leases and other services, including repair and employee services to several companies controlled by and/or affiliated with Jerry Moyes, as follows (in thousands):

	For the Year Ended December 31, 2010
	Central	Central	Other
	Freight Lines,	Refrigerated	Affiliated
	Inc.	Services, Inc.	Entities	Total
Services Provided by Swift:
Freight Services(1)	$7,406	$109	$290	$7,805
Facility Leases	$521	$—	$20	$541
Services Received by Swift:
Freight Services(2)	$74	$1,807	$—	$1,881
Facility Leases	$442	$83	$—	$525

	As of December 31, 2010
Receivable	$306	$3	$65	$374
Payable	$1	$31	$—	$32

	For the Year Ended December 31, 2009
	Central	Central	Other
	Freight Lines,	Refrigerated	Affiliated
	Inc.	Services, Inc.	Entities	Total
Services Provided by Swift:
Freight Services(1)	$3,943	$152	$328	$4,423
Facility Leases	$661	$—	$20	$681
Services Received by Swift:
Freight Services(2)	$117	$1,920	$—	$2,037
Facility Leases	$423	$41	$41	$505

	As of December 31, 2009
Receivable	$1,206	$7	$12	$1,225
Payable	$4	$14	$—	$18

	For the Year Ended December 31, 2008
	Central	Central	Other
	Freight Lines,	Refrigerated	Affiliated
	Inc.	Services, Inc.	Entities	Total
Services Provided by Swift:
Freight Services(1)	$18,766	$307	$481	$19,554
Facility Leases	$761	$—	$20	$781
Services Received by Swift:
Freight Services(2)	$80	$644	$—	$724
Facility Leases	$479	$—	$—	$479

(1)
The rates the Company charges for freight services to each of these companies for transportation services are market rates, which are comparable to what it charges third-party customers. These transportation services provided to affiliated entities provide the Company with an additional source of operating revenue at its normal freight rates.

(2)
Transportation services received from Central Freight represent LTL (less-than-truckload) freight services rendered to haul parts and equipment to Company shop locations. The rates paid to Central Freight for these loads are comparable to market rates charged by other non-affiliated LTL carriers. Transportation services received from Central Refrigerated primarily represents brokered freight. The loads are brokered out to the third party provider at rates lower than the rate charged to the customer, therefore allowing the Company to realize a profit. These brokered loads make it possible for the Company to provide freight services to customers even in areas that the Company does not serve, providing the Company with an additional source of income.

In addition to the transactions identified above, the Company had the following related party activity as of and for the years ended December 31, 2010, 2009 and 2008:
The Company has obtained legal services from Scudder Law Firm. Earl Scudder, a former member of the board of directors, is a member of Scudder Law Firm. The rates charged to the Company for legal services reflect market rates charged by unrelated law firms for comparable services. For the years ended December 31, 2010, 2009 and 2008, Swift incurred fees for legal services from Scudder Law Firm, a portion of which were provided by Mr. Scudder, in the amount of $1.4 million, $0.8 million, and $0.4 million, respectively. As of December 31, 2010 and 2009, the Company had $0.5 million and $0 outstanding balance owing to Scudder Law Firm for these services.
IEL contracts its personnel from a third party, Transpay, Inc. (“Transpay”), which is partially owned by Mr. Moyes. Transpay is responsible for all payroll related liabilities and employee benefits administration. For the years ended December 31, 2010, 2009 and 2008, the Company paid Transpay $0.8 million, $1.0 million, and $1.0 million, respectively, for the employee services and administration fees. As of December 31, 2010 and 2009, the Company had no outstanding balance owing to Transpay for these services.
In the second quarter of 2009, the Company entered into an agreement with Central Refrigerated to purchase one hundred 2001-2002 Utility refrigerated trailers. Mr. Moyes is the principal stockholder of Central Refrigerated. The purchase price paid for the trailers was comparable to the market price of similar model year Utility trailers according the most recent auction value guide at the time of the sale. The total amount paid to Central Refrigerated for the equipment was $1.2 million. There was no further amount due to Central Refrigerated for this transaction as of December 31, 2010 and 2009.

In addition to the above referenced transactions, in November 2010 Central Refrigerated acquired a membership interest in Red Rock Risk Retention Group (Swift’s subsidiary captive insurance entity) for a $100,000 capital investment in order to participate in a common interest motor carrier risk retention group, which required the participation by a second carrier, through which Central Refrigerated will also insure up to $2 million in auto liability claims. Under this auto liability insurance policy, Central Refrigerated will be responsible for the first $1 million in claims and 25% of any claims between $1 million and $2 million, with Red Rock insuring 75% of any claims in this $1 million to $2 million layer. Central Refrigerated will obtain insurance from other third-party carriers for claims in excess of $2 million. Red Rock will provide this coverage to Central Refrigerated for an annual premium of approximately $500,000. After reasonable investigation and market analysis, the terms of Central Refrigerated’s participation in Red Rock and the pricing of the auto liability coverage provided thereunder is comparable to the market price of similar insurance coverage offered by third-party carriers in the industry. The inclusion of the similar risk of this third party supports the standing of the Company’s risk retention group with the insurance regulators. As of December 31, 2010, the premium remained outstanding.
Concurrently with the Company’s IPO in December 2010, Mr. Moyes and the Moyes Affiliates completed a private placement by a newly formed, unaffiliated trust, or the Trust, of $250.0 million of its mandatory common exchange securities (or $262.3 million of its mandatory common exchange securities following the exercise by the initial purchasers of their option to purchase additional securities in January 2011), herein referred to as the “Stockholder Offering.”
In connection with the Stockholder Offering, Mr, Moyes and the Moyes Affiliates pledged to the Trust 23.8 million shares of Class B common stock deliverable upon exchange of the Trust’s securities (or a number of shares of Class B common stock representing $262.3 million in value of shares of Class A common stock) three years following December 15, 2010, the closing of the Stockholder Offering, subject to Mr. Moyes’ and the Moyes Affiliates’ option to settle their obligations to the Trust in cash. Although Mr. Moyes and the Moyes Affiliates have the option to settle their obligations to the Trust in cash three years following the closing date of the Stockholder Offering, any or all of the pledged shares could be converted into shares of Class A common stock and delivered upon exchange of the Trust’s securities. Any such shares delivered upon exchange will be freely tradable under the Securities Act.
Refer to Notes 12, 17 and 18 which includes a discussion of stockholder loans and stockholder distributions.
(24) Fair value measurements
Topic 820, “Fair Value Measurements and Disclosures,” requires that the Company disclose estimated fair values for its financial instruments. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of December 31, 2010 and 2009, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different. Further, as a result of current economic and credit market conditions, estimated fair values of financial instruments are subject to a greater degree of uncertainty and it is reasonably possible that an estimate will change in the near term.
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 (in thousands):

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Retained interest in receivables	N/A	N/A	$79,907	$79,907
Financial Liabilities:
Interest rate swaps	N/A	N/A	$80,279	$80,279
New senior secured first lien term loan	1,059,351	1,062,497	N/A	N/A
Previous senior secured first lien term loan	N/A	N/A	1,511,400	1,374,618
Senior second priority secured notes	490,035	513,312	N/A	N/A
Fixed rate notes	15,638	17,202	595,000	500,544
Floating rate notes	11,000	10,973	203,600	152,955
Securitization of accounts receivable	171,500	174,715	N/A	N/A
The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions except for the first lien term loan, senior second priority secured notes, and the fixed and floating rate notes, which are included in long term debt and obligations under capital leases. The fair values of the financial instruments shown in the above table as of December 31, 2010 and 2009 represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances.
The following summary presents a description of the methods and assumptions used to estimate the fair value of each class of financial instrument.

Retained interest in receivables
The Company’s retained interest in receivables was carried on the balance sheet at fair value at December 31, 2009 and consisted of trade receivables generated through the normal course of business. The retained interest was valued using the Company’s own assumptions about the inputs market participants would use in determining the present value of expected future cash flows taking into account anticipated credit losses, the speed of the payments and a discount rate commensurate with the uncertainty involved. Upon adoption of ASU No. 2009-16 on January 1, 2010 as discussed in Note 10, the Company’s retained interest in receivables was de-recognized upon recording the previously transferred receivables and recognizing the securitization proceeds as a secured borrowing on the Company’s balance sheet.
Interest rate swaps
The Company’s interest rate swap agreements were carried on the balance sheet at fair value at December 31, 2009 and consisted of four interest rate swaps. These swaps were entered into for the purpose of hedging the variability of interest expense and interest payments on the Company’s long-term variable rate debt. Because the Company’s interest rate swaps were not actively traded, they were valued using valuation models. Interest rate yield curves and credit spreads derived from trading levels of the Company’s first lien term loan were the significant inputs into these valuation models. These inputs were observable in active markets over the terms of the instruments the Company held. The Company considered the effect of its own credit standing and that of its counterparties in the valuations of its derivative financial instruments. As of December 31, 2009, the Company had recorded a credit valuation adjustment of $6.5 million, based on the credit spread derived from trading levels of the Company’s first lien term loan, to reduce the interest rate swap liability to its fair value.
First lien term loans, senior second priority secured notes, and fixed and floating rate notes
The fair values of the first lien term loans, the senior second priority secured notes, the fixed rate notes, and the floating rate notes were determined by bid prices in trading between qualified institutional buyers.
Securitization of Accounts Receivable
The Company’s securitization of accounts receivable consists of borrowings outstanding pursuant to the Company’s 2008 RSA, as discussed in Note 10. Its fair value is estimated by discounting future cash flows using a discount rate commensurate with the uncertainty involved.
Fair value hierarchy
Topic 820 establishes a framework for measuring fair value in accordance with GAAP and expands financial statement disclosure requirements for fair value measurements. Topic 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:
•	Level 1 — Valuation techniques in which all significant inputs are quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.

•
Level 2 — Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices from markets that are not active for assets or liabilities that are identical or similar to the assets or liabilities being measured. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level 2 valuation techniques.

•
Level 3 — Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company will measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Following is a brief summary of the Company’s classification within the fair value hierarchy of each major category of assets and liabilities that it measures and reports on its balance sheet at fair value on a recurring basis as of December 31, 2010 and 2009:

•
Retained interest in receivables. The Company’s retained interest was valued using the Company’s own assumptions as discussed in Note 10, and accordingly, the Company classifies the valuation techniques that use these inputs as Level 3 in the hierarchy.

•
Interest rate swaps. The Company’s interest rate swaps were not actively traded but were valued using valuation models and credit valuation adjustments, both of which use significant inputs that are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classified these valuation techniques as Level 2 in the hierarchy.

As of December 31, 2009, information about inputs into the fair value measurements of each major category of the Company’s assets and liabilities that were measured at fair value on a recurring basis in periods subsequent to their initial recognition was as follows (in thousands):

Fair Value Measurements at Reporting Date Using
Quoted
Prices in
		Active	Significant
	Total Fair	Markets for	Other	Significant
	Value and	Identical	Observable	Unobservable
	Carrying Value	Assets	Inputs	Inputs
Description	on Balance Sheet	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2009:
Assets:
Retained interest in receivables	$79,907	$—	$—	$79,907
Liabilities:
Interest rate swaps	$80,279	$—	$80,279	$—
The following table sets forth a reconciliation of the changes in fair value during the years ended December 31, 2010, 2009 and 2008 of our Level 3 retained interest in accounts receivable that is measured at fair value on a recurring basis (in thousands):

	Fair Value at	Sales, Collections		Transfers in
	Beginning of	and	Total Realized	and/or Out of		Fair Value at
	Period	Settlements, Net	Gains (Losses)	Level 3		End of Period
Years Ended:
December 31, 2010	$79,907	$—	$—	$(79,907	)(1)	$—
December 31, 2009	$80,401	$(1,001)	$507	$—		$79,907
December 31, 2008	$—	$81,538	$(1,137)	$—		$80,401

(1)
Upon adoption of ASU No. 2009-16 on January 1, 2010 as discussed in Note 10, the Company’s retained interest in receivables was de-recognized upon recording the previously transferred receivables and recognizing the securitization proceeds as a secured borrowing on the Company’s balance sheet. Thus the removal of the retained interest balance is reflected here as a transfer out of Level 3.

Realized gains and losses related to the retained interest were included in earnings in the 2009 and 2008 period and reported in other expenses.
For the year ended December 31, 2010, and 2009 information about inputs into the fair value measurements of the Company’s assets that were measured at fair value on a nonrecurring basis in the period is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
	Fair Value at end	for Identical	Observable Inputs	Inputs	Total Gains
Description	of Period	Assets (Level 1)	(Level 2)	(Level 3)	(Losses)
Year Ended December 31, 2010:
Long-lived assets held for sale	$2,277	$—	$—	$2,277	$(1,274)

Total	$2,277	$—	$—	$2,277	$(1,274)

Year Ended December 31, 2009:
Long-lived assets held and used	$1,600	$—	$—	$1,600	$(475)
Long-lived assets held for sale	100	—	—	100	(40)

Total	$1,700	$—	$—	$1,700	$(515)

In accordance with the provisions of Topic 360, “Property, Plant and Equipment”, trailers with a carrying amount of $3.6 million were written down to their fair value of $2.3 million in the first quarter of 2010, resulting in an impairment charge of $1.3 million, which was included in impairments in the consolidated statement of operations for the year ended December 31, 2010. The impairment of these assets was triggered by the Company’s decision to remove them from the operating fleet through sale or salvage. For these assets valued using significant unobservable inputs, inputs utilized included the Company’s estimates and recent auction prices for similar equipment and commodity prices for units expected to be salvaged.
In accordance with the provisions of Topic 360, non-operating real estate properties held and used with a carrying amount of $2.1 million were written down to their fair value of $1.6 million during the first quarter of 2009, resulting in an impairment charge of $475 thousand, which was included in impairments in the consolidated statement of operations for the year ended December 31, 2009. Additionally, real estate properties held for sale, with a carrying amount of $140 thousand were written down to their fair value of $100 thousand, resulting in an impairment charge of $40 thousand during the first quarter of 2009, which was also included in impairments in the consolidated statement of operations for the year ended December 31, 2009. The impairments of these long-lived assets were identified due to the Company’s failure to receive any reasonable offers, due in part to reduced liquidity in the credit market and the weak economic environment during the period. For these long-lived assets valued using significant unobservable inputs, inputs utilized included the Company’s estimates and listing prices due to the lack of sales for similar properties.
(25) Intangible assets
Intangible assets as of December 31, 2010 and 2009 were (in thousands):

	2010	2009
Customer Relationship:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(87,617)	(67,553)
Owner-Operator Relationship:
Gross carrying value	3,396	3,396
Accumulated amortization	(3,396)	(2,988)
Trade Name:
Gross carrying value	181,037	181,037

Intangible assets, net	$368,744	$389,216

For all periods ending on or after December 31, 2007, amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with Swift Transportation Co.’s going private in the 2007 transactions in which Swift Corporation acquired Swift Transportation Co. Intangible assets acquired as a result of the Swift Transportation Co. acquisition include trade name, customer relationships, and owner-operator relationships. Amortization of the customer relationship acquired in the acquisition is calculated on the 150% declining balance method over the estimated useful life of 15 years. The customer relationship contributed to the Company at May 9, 2007 is amortized using the straight-line method over 15 years. The owner-operator relationship was amortized using the straight-line method over three years and was fully amortized at December 31, 2010. The trade name has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value.
Amortization of intangibles for 2010, 2009, and 2008 is comprised of $19.3 million, $22.0 million, and $24.2 million respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $1.2 million in each year related to previous intangible assets existing prior to the 2007 going private transaction. Management estimates that non-cash amortization expense associated with all of the intangibles on the balance sheet at December 31, 2010 will be $18.3 million in 2011, $16.9 million in 2012, and $16.8 million in each of 2013, 2014, and 2015, all but $1.2 million of which, in each period, represents amortization of the intangible assets recognized in conjunction with the 2007 going private transaction.
(26) Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2010, 2009 and 2008 were (in thousands):

December 31, 2007	270,256
Impairment loss	(17,000)

December 31, 2008, 2009 and 2010	$253,256

Based on the results of the Company’s annual evaluation as of November 30, 2010 and 2009, there was no indication of impairment of goodwill and indefinite-lived intangible assets. Based on the results of the Company’s evaluation as of November 30, 2008, it recorded a non-cash impairment charge of $17.0 million with no tax impact in the fourth quarter of 2008 related to the decline in fair value of the Company’s Mexico freight transportation reporting unit resulting from the deterioration in truckload industry conditions as compared with the estimates and assumptions used in the original valuation projections at the time of the partial acquisition of Swift Transportation Co. The annual impairment test performed as of November 30, 2008 indicated no additional impairments for goodwill and indefinite-lived intangible assets at the Company’s other reporting units.
(27) Reverse Stock Split
On November 29, 2010, Swift Corporation amended its articles of incorporation reducing the authorized shares of its pre-reorganization common stock from 200.0 million shares to 160.0 million shares. Additionally, Swift Corporation’s Board of Directors approved a 4-for-5 reverse stock split of its common stock, which reduced the issued and outstanding shares from 75.1 million shares to 60.1 million. The capital stock accounts, all share data and earnings (loss) per share, and stock options and corresponding exercise price and fair value per share give effect to the stock split, applied retrospectively, to all periods presented. As discussed in Note 1, upon Swift Corporation’s merger with and into Swift Transportation Company, all outstanding common stock of Swift Corporation was converted into shares of Swift Transportation Company Class B common stock on a one-for-one basis, and all outstanding stock options of Swift Corporation were converted into options to purchase shares of Class A common stock of Swift Transportation Company.
(28) Loss per share
The computation of basic and diluted loss per share for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year ending December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Net loss	$(125,413)	$(435,645)	$(146,555)

Weighted average shares:
Common shares outstanding for basic and diluted loss per share	63,339	60,117	60,117

Basic and diluted loss per share	$(1.98)	$(7.25)	$(2.44)

As discussed in Note 3, the Company issued 73.3 million shares of Class A common stock in December 2010, which had a modest effect on the weighted average shares outstanding for the year ended December 31, 2010.
Potential common shares issuable upon exercise of outstanding stock options are excluded from diluted shares outstanding as their effect is antidilutive. As of December 31, 2010, 2009, and 2008, there were 6,100,480, 4,970,400, and 5,034,000 options outstanding, respectively.
(29) Quarterly results of operations (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Year Ended December 31, 2010
Operating revenue	$654,830	$736,185	$758,281	$780,427
Operating income	$23,193	$61,189	$82,100	$76,573
Net loss	$(53,001)	$(23,079)	$(1,019)	$(48,314)
Basic and diluted loss per share	$(0.88)	$(0.38)	$(0.02)	$(0.66)
Year Ended December 31, 2009
Operating revenue	$614,756	$628,572	$659,723	$668,302
Operating income	$12,239	$27,109	$45,759	$46,894
Net loss	$(43,560)	$(30,926)	$(4,028)	$(357,131)
Basic and diluted loss per share	$(0.73)	$(0.51)	$(0.07)	$(5.94)

Results for the first quarter of 2010 include $1.3 million of pre-tax impairment charge for trailers reclassified to assets held for sale during the first quarter and $7.4 million of incremental pre-tax depreciation expense reflecting management’s decision in the first quarter to sell as scrap approximately 7,000 dry van trailers over the course of the next several years and the corresponding revision to estimates regarding salvage and useful lives of such trailers. Results for the fourth quarter of 2010 include a $22.6 million pre-tax non-cash equity compensation charge related to certain stock options that vested upon the Company’s initial public offering in December 2010 and $95.5 million of pre-tax loss on debt extinguishment related to the premium and fees the Company paid to tender for its old notes and the non-cash write-off of the deferred financing costs associated with the Company’s previous indebtedness that was repaid in December 2010 as a result of its refinancing transactions.
Results for the third quarter of 2009 include $2.3 million of pre-tax expense for professional fees incurred in connection with the cancelled note offering and a benefit of $12.5 million for net settlement proceeds received by the Company during the quarter. Results for the fourth quarter of 2009 include approximately $325 million of income tax expense related to the Company’s subchapter C corporation conversion as discussed in Note 1, $3.9 million of transaction costs related to the Second Amendment, and $4.0 million of other income related to the sale of the Company’s investment in Transplace.
(30) Subsequent events
On January 20, 2011, the Company issued an additional 6,050,000 shares of its Class A common stock to the underwriters of its initial public offering at the initial public offering price of $11.00 per share, less the underwriters’ discount, and received proceeds of $63.2 million in cash pursuant to the over-allotment option in the underwriting agreement as described in the company’s registration statement on Form S-1 as filed with the Securities and Exchange Commission. Of these proceeds, $60.0 million were used in January 2011 to pay down the first lien term loan and $3.2 million were used in February 2011 to pay down the securitization facility.
(31) Guarantor condensed consolidating financial statements
The payment of principal and interest on the Company’s new senior second priority secured notes are guaranteed by the Company’s wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) other than its driver academy subsidiary, its captive insurance subsidiaries, its special-purpose receivables securitization subsidiary, and it foreign subsidiaries (the “Non-guarantor Subsidiaries”). The separate financial statements of the Guarantor Subsidiaries are not included herein because the Guarantor Subsidiaries are the Company’s wholly-owned consolidated subsidiaries and are jointly, severally, fully and unconditionally liable for the obligations represented by the new senior second priority secured notes.
The consolidating financial statements present consolidating financial data for (i) Swift Transportation Company (on a parent only basis), (ii) Swift Services Holdings, Inc. (on an issuer only basis), (iii) the combined Guarantor Subsidiaries, (iv) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and (v) the parent company and subsidiaries on a consolidated basis as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010. Note that as the issuer, Swift Services Holdings, Inc., was formed in November 2010 in anticipation of the issuance of the new senior second priority secured notes, there is no financial activity for this entity prior to this date.
Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed consolidating balance sheet as of December 31, 2010

	Swift	Swift
	Transportation	Services
	Company	Holdings,	Guarantor	Non-Guarantor	Eliminations for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$1,561	$—	$35,844	$10,089	$—	$47,494
Restricted cash	—	—	—	84,568	—	84,568
Accounts receivable, net	—	—	16,398	261,175	(694)	276,879
Intercompany receivable (payable)	324,359	487,942	(861,300)	48,999	—	—
Other current assets	9,104	44	82,247	11,980	—	103,375

Total current assets	335,024	487,986	(726,811)	416,811	(694)	512,316

Property and equipment, net	—	—	1,309,453	30,185	—	1,339,638
Other assets	(588,713)	2,051	301,472	7,966	371,165	93,941
Intangible assets, net	—	—	356,696	12,048	—	368,744
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$(253,689)	$490,037	$1,487,787	$473,289	$370,471	$2,567,895

Current portion of long-term debt and obligations under capital leases	$—	$—	$65,672	$3,757	$(3,359)	$66,070
Other current liabilities	3,848	1,389	226,623	28,948	(694)	260,114

Total current liabilities	3,848	1,389	292,295	32,705	(4,053)	326,184

Long-term debt and obligations under capital leases	—	490,035	1,217,197	2,537	(1,739)	1,708,030
Deferred income taxes	(162,856)	(486)	463,183	3,708	—	303,549
Securitization of accounts receivable	—	—	—	171,500	—	171,500
Other liabilities	—	—	91,565	50,238	—	141,803

Total liabilities	(159,008)	490,938	2,064,240	260,688	(5,792)	2,651,066

Total stockholders’ (deficit) equity	(94,681)	(901)	(576,453)	212,601	376,263	(83,171)

Total liabilities and stockholders’ (deficit) equity	$(253,689)	$490,037	$1,487,787	$473,289	$370,471	$2,567,895

Condensed consolidating balance sheet as of December 31, 2009

	Swift	Swift
	Transportation	Services
	Company	Holdings,	Guarantor	Non-Guarantor	Eliminations for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$21,114	$—	$70,438	$24,310	$—	$115,862
Restricted cash	—	—	—	24,869	—	24,869
Accounts receivable, net	—	—	13,014	10,593	(1,693)	21,914
Intercompany receivable (payable)	(46,225)	—	457	45,768	—	—
Other current assets	176	—	97,692	92,328	1,030	191,226

Total current assets	(24,935)	—	181,601	197,868	(663)	353,871

Net property and equipment	—	—	1,336,908	27,637	—	1,364,545
Other assets	(288,743)	—	342,676	12,702	86,351	152,986
Intangible assets, net	—	—	376,236	12,980	—	389,216
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$(313,678)	$—	$2,484,398	$257,466	$85,688	$2,513,874

Current portion of long term debt and obligations under capital leases	$—	$—	$46,754	$5,198	$(5,198)	$46,754
Other current liabilities	834	—	300,360	23,108	(663)	323,639

Total current liabilities	834	—	347,114	28,306	(5,861)	370,393

Long term debt and obligations under capital leases	—	—	2,420,180	10,858	(10,858)	2,420,180
Deferred income taxes	(954)	—	380,697	4,052	—	383,795
Other liabilities	—	—	177,525	27,762	—	205,287

Total liabilities	(120)	—	3,325,516	70,978	(16,719)	3,379,655

Total stockholders’ equity (deficit)	(313,558)	—	(841,118)	186,488	102,407	(865,781)

Total liabilities and stockholders’ equity (deficit)	$(313,678)	$—	$2,484,398	$257,466	$85,688	$2,513,874

Condensed consolidating statement of operations for the year ended December 31, 2010

	Swift
	Transportation	Swift Services		Non-	Eliminations
	Company	Holdings, Inc.	Guarantor	Guarantor	for
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$2,881,441	$155,301	$(107,019)	$2,929,723

Operating expenses:
Salaries, wages and employee benefits	22,883	—	716,125	24,954	—	763,962
Operating supplies and expenses	6,919	—	180,815	36,203	(5,972)	217,965
Fuel	—	—	452,092	16,412	—	468,504
Purchased transportation	—	—	807,822	8,694	(45,183)	771,333
Rental expense	—	—	76,004	1,300	(764)	76,540
Insurance and claims	—	—	85,323	57,188	(55,100)	87,411
Depreciation and amortization of property and equipment	—	—	203,603	2,676	—	206,279
Amortization of intangibles	—	—	19,540	932	—	20,472
Impairments	—	—	1,274	—	—	1,274
(Gain) loss on disposal of property and equipment	—	—	(8,347)	60	—	(8,287)
Communication and utilities	—	—	24,149	878	—	25,027
Operating taxes and licenses	—	—	48,594	7,594	—	56,188

Total operating expenses	29,802	—	2,606,994	156,891	(107,019)	2,686,668

Operating (loss) income	(29,802)	—	274,447	(1,590)	—	243,055

Interest expense, net	—	1,431	311,940	6,778	—	320,149
Loss on debt extinguishment	—	—	95,461	—	—	95,461
Other (income) expenses	105,654	—	12,606	(39,080)	(82,890)	(3,710)

Income (loss) before income taxes	(135,456)	(1,431)	(145,560)	30,712	82,890	(168,845)
Income tax (benefit) expense	(10,043)	(530)	(40,807)	7,948	—	(43,432)

Net income (loss)	$(125,413)	$(901)	$(104,753)	$22,764	$82,890	$(125,413)

Condensed consolidating statement of operations for the year ended December 31, 2009

	Swift	Swift
	Transportation	Services		Non-	Eliminations
	Company	Holdings,	Guarantor	Guarantor	for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$2,531,503	$89,843	$(49,993)	$2,571,353

Operating expenses:
Salaries, wages and employee benefits	—	—	707,522	21,262	—	728,784
Operating supplies and expenses	5,127	—	176,255	34,276	(5,713)	209,945
Fuel	—	—	372,150	13,363	—	385,513
Purchased transportation	—	—	653,850	5,037	(38,575)	620,312
Rental expense	—	—	79,227	5,311	(4,705)	79,833
Insurance and claims	—	—	69,955	12,377	(1,000)	81,332
Depreciation and amortization of property and equipment	—	—	226,096	4,243	—	230,339
Amortization of intangibles	—	—	22,161	1,031	—	23,192
Impairments	—	—	515	—	—	515
(Gain) loss on disposal of property and equipment	—	—	(2,385)	141	—	(2,244)
Communication and utilities	—	—	23,798	797	—	24,595
Operating taxes and licenses	—	—	50,706	6,530	—	57,236

Total operating expenses	5,127	—	2,379,850	104,368	(49,993)	2,439,352

Operating (loss) income	(5,127)	—	151,653	(14,525)	—	132,001

Interest expense, net	—	—	252,836	1,496	—	254,332
Other (income) expenses	430,355	—	6,713	(30,251)	(420,153)	(13,336)

Income (loss) before income taxes	(435,482)	—	(107,896)	14,230	420,153	(108,995)
Income tax expense	163	—	322,459	4,028	—	326,650

Net income (loss)	$(435,645)	$—	$(430,355)	$10,202	$420,153	$(435,645)

Condensed consolidating statement of operations for the year ended December 31, 2008

	Swift	Swift
	Transportation	Services		Non-	Eliminations
	Company	Holdings,	Guarantor	Guarantor	for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$3,358,731	$100,618	$(59,539)	$3,399,810

Operating expenses:
Salaries, wages and employee benefits	—	—	868,189	24,502	—	892,691
Operating supplies and expenses	1,780	—	233,711	42,829	(6,369)	271,951
Fuel	—	—	755,804	12,889	—	768,693
Purchased transportation	—	—	776,639	7,085	(42,484)	741,240
Rental expense	—	—	76,346	1,240	(686)	76,900
Insurance and claims	50	—	131,506	20,393	(10,000)	141,949
Depreciation and amortization of property and equipment	—	—	244,807	5,626	—	250,433
Amortization of intangibles	—	—	24,260	1,139	—	25,399
Impairments	—	—	7,529	17,000	—	24,529
(Gain) loss on disposal of property and equipment	—	—	(6,496)	30	—	(6,466)
Communication and utilities	—	—	28,715	929	—	29,644
Operating taxes and licenses	—	—	62,122	5,789	—	67,911

Total operating expenses	1,830	—	3,203,132	139,451	(59,539)	3,284,874

Operating (loss) income	(1,830)	—	155,599	(38,833)	—	114,936

Interest expense, net	—	—	229,894	7,476	—	237,370
Other (income) expenses	144,584	—	67,767	(29,866)	(169,732)	12,753

Income (loss) before income taxes	(146,414)	—	(142,062)	(16,443)	169,732	(135,187)
Income tax expense	141	—	2,522	8,705	—	11,368

Net income (loss)	$(146,555)	$—	$(144,584)	$(25,148)	$169,732	$(146,555)

Condensed consolidating statement of cash flows for the year ended December 31, 2010

	Swift	Swift
	Transportation	Services		Non-	Eliminations
	Company	Holdings,	Guarantor	Guarantor	for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$—	$24,738	$33,701	$—	$58,439

Cash flows from investing activities:
Increase in restricted cash	—	—	—	(59,699)	—	(59,699)
Proceeds from sale of property and equipment	—	—	38,302	225	—	38,527
Capital expenditures	—	—	(160,293)	(4,341)	—	(164,634)
Funding of intercompany notes payable	—	—	(1,341)	—	1,341	—
Payments received on intercompany notes payable	—	—	12,298	—	(12,298)	—
Dividend from subsidiary	—	—	10,500	—	(10,500)	—
Capital contribution to subsidiary	—	—	(13,850)	—	13,850	—
Other investing activities	—	—	7,285	—	—	7,285

Net cash used in investing activities	—	—	(107,099)	(63,815)	(7,607)	(178,521)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	764,284	—	—	—	—	764,284
Proceeds from long-term debt	—	—	1,059,300	—	—	1,059,300
Proceeds from issuance of senior notes	—	490,000	—	—	—	490,000
Payoff of term loan	—	—	(1,488,430)	—	—	(1,488,430)
Repurchase of fixed rate notes	—	—	(490,010)	—	—	(490,010)
Repurchase of floating rate notes	—	—	(192,600)	—	—	(192,600)
Payment of fees and costs on note tender offer	—	—	(45,163)	—	—	(45,163)
Payment of deferred loan costs	—	—	(18,497)	—	—	(18,497)
Borrowings under accounts receivable securitization	—	—	—	213,000	—	213,000
Repayment of accounts receivable securitization	—	—	—	(189,500)	—	(189,500)
Repayment of long-term debt and capital leases	—	—	(49,766)	—	—	(49,766)
Proceeds from intercompany notes payable	—	—	—	1,341	(1,341)	—
Repayment of intercompany notes payable	—	—	—	(12,298)	12,298	—
Dividend to parent	—	—	—	(10,500)	10,500	—
Capital contribution	—	—	—	13,850	(13,850)	—
Other financing activities	—	—	(904)	—	—	(904)
Net funding from (to) affiliates	(783,837)	(490,000)	1,273,837	—	—	—

Net cash (used in) provided by financing activities	(19,553)	—	47,767	15,893	7,607	51,714

Net decrease in cash and cash equivalents	(19,553)	—	(34,594)	(14,221)	—	(68,368)

Cash and cash equivalents at beginning of period	21,114	—	70,438	24,310	—	115,862
Cash and cash equivalents at end of period	$1,561	$—	$35,844	$10,089	$—	$47,494

Condensed consolidating statement of cash flows for the year ended December 31, 2009

		Swift
	Swift	Services
	Transportation	Holdings,		Non-	Eliminations
	Company	Inc.	Guarantor	Guarantor	for
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$—	$98,478	$16,857	$—	$115,335

Cash flows from investing activities:
Increase in restricted cash	—	—	—	(6,430)	—	(6,430)
Proceeds from sale of property and equipment	—	—	69,755	18	—	69,773
Capital expenditures	—	—	(70,023)	(1,242)	—	(71,265)
Funding of intercompany notes payable	—	—	(4,000)	—	4,000	—
Payments received on intercompany notes payable	—	—	5,725	—	(5,725)	—
Dividend from subsidiary	—	—	8,000	—	(8,000)	—
Capital contribution to subsidiary	—	—	(500)	—	500	—
Other investing activities	—	—	6,795	—	—	6,795

Net cash provided by (used in) investing activities	—	—	15,752	(7,654)	(9,225)	(1,127)

Cash flows from financing activities:
Payment of deferred loan costs	—	—	(19,694)	—	—	(19,694)
Repayment of long-term debt and capital leases	—	—	(30,820)	—	—	(30,820)
Distributions to stockholders	—	—	(16,383)	—	—	(16,383)
Interest payments received on stockholder loan receivable	—	—	16,383	—	—	16,383
Proceeds from intercompany notes payable	—	—	—	4,000	(4,000)	—
Repayment of intercompany notes payable	—	—	—	(5,725)	5,725	—
Dividend to parent	—	—	—	(8,000)	8,000	—
Capital contribution from parent	—	—	—	500	(500)	—
Other financing activities	—	—	(5,748)	—	—	(5,748)
Net funding from (to) affiliates	21,114	—	(21,114)	—	—	—

Net cash provided by (used in) financing activities	21,114	—	(77,376)	(9,225)	9,225	(56,262)

Net increase (decrease) in cash and cash equivalents	21,114	—	36,854	(22)	—	57,946

Cash and cash equivalents at beginning of period	—	—	33,584	24,332	—	57,916
Cash and cash equivalents at end of period	$21,114	$—	$70,438	$24,310	$—	$115,862

Condensed consolidating statement of cash flows for the year ended December 31, 2008

	Swift	Swift
	Transportation	Services		Non-	Eliminations
	Company	Holdings,	Guarantor	Guarantor	for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$—	$116,745	$2,995	$—	$119,740

Cash flows from investing activities:
Decrease in restricted cash	—	—	—	3,588	—	3,588
Proceeds from sale of property and equipment	—	—	190,975	176	—	191,151
Capital expenditures	—	—	(327,535)	(190)	—	(327,725)
Payments received on assets held for sale	—	—	16,391	—	—	16,391
Other investing activities	—	—	(3,998)	540	1,536	(1,922)

Net cash (used in) provided by investing activities	—	—	(124,167)	4,114	1,536	(118,517)

Cash flows from financing activities:
Other investing activities
Repayment of long-term debt and capital leases	—	—	(16,625)	—	—	(16,625)
Distributions to stockholders	—	—	(33,831)	—	—	(33,831)
Interest payments received on stockholder loan receivable	—	—	33,831	—	—	33,831
Other financing activities	—	—	(5,657)	1,536	(1,536)	(5,657)

Net cash (used in) provided by financing activities	—	—	(22,282)	1,536	(1,536)	(22,282)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	149	—	149
Net (decrease) increase in cash and cash equivalents	—	—	(29,704)	8,794	—	(20,910)

Cash and cash equivalents at beginning of period	—	—	63,288	15,538	—	78,826
Cash and cash equivalents at end of period	$—	$—	$33,584	$24,332	$—	$57,916

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Swift Transportation Company and subsidiaries required to be included in our periodic SEC filings. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this Item 10 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC.

Item 11.	Executive Compensation
The information required under this Item 11 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table represents securities authorized for issuance under our 2007 Omnibus Incentive Plan at December 31, 2010:

Weighted-
	Number of	average	Number of securities
	securities to be	exercise	remaining available for
	issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected in
	and rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,100,480	$10.34	5,899,520
Equity compensation plans not approved by security holders	—	$—	—

Total	6,100,480	$10.34	5,899,520

The material features of the Company’s 2007 Omnibus Incentive Plan are described in Note 19 to the consolidated financial statements contained in this Form 10-K.
Other information required under this Item 12 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this Item 13 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services
The information required under this Item 14 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) List of documents filed as a part of this Form 10-K:
(1) See the Consolidated Financial Statements included in Item 8 hereof.
(b) Exhibits

Exhibit No.	Description	Page or Method of Filing

2.1	Agreement or Plan of Merger by and between Swift Corporation and Swift Transportation Company	Filed herewith

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Filed herewith

3.2	Amended and Restated Bylaws of Swift Transportation Company	Filed herewith

4.1	Specimen Class A Common Stock Certificate of Swift Transportation Company	Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement No. 333-168257 filed on November 30, 2010

4.2	Indenture, dated December 21, 2010, by and among Swift Services Holdings, Inc., Swift Transportation Company and the other Guarantors named therein, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 23, 2010

4.3	Form of 10.000% Senior Second Priority Secured Note due 2018	Incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.1 to Form 8-K filed on December 23, 2010

10.1	Form of Credit Agreement among Swift Transportation Co., as borrower, Swift Transportation Company and the other guarantors parties thereto, as guarantors, and the lenders and agents parties thereto	Incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-168257 filed on December 10, 2010

10.2	Registration Rights Agreement by and among the Initial Stockholders and Swift Transportation Company	Filed herewith

10.3	Purchase and Sale Agreement, dated July 30, 2008, among Swift Receivables Corporation II, Swift Transportation Corporation, Swift Intermodal Ltd., Swift Leasing Co., Inc. and Swift Receivables Corporation II	Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-168257 filed on July 22, 2010

10.4	Receivables Sales Agreement, dated July 30, 2008 and as amended on November 6, 2009, among Swift Receivables Corporation II, Swift Transportation Corporation, Morgan Stanley Senior Funding, Inc., Wells Fargo Foothill, LLC and General Electric Capital Corporation	Incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-168257 filed on July 22, 2010

Exhibit No.	Description	Page or Method of Filing

10.5	Swift Holdings Corp. 2007 Omnibus Incentive Plan, effective October 10, 2007, as amended and restated on December 15, 2010 *	Filed herewith

10.6	Form of Option Award Notice *	Incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-168257 filed on July 22, 2010

10.7	Swift Corporation Retirement Plan, effective January 1, 1992 *	Incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-168257 filed on July 22, 2010

10.8	Swift Corporation Amended and Restated Deferred Compensation Plan, effective January 1, 2008	Incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-168257 filed on July 22, 2010

10.9	Swift Corporation 2010 Performance Bonus Plan, effective January 1, 2010 *	Incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-168257 filed on July 22, 2010

10.10	Credit Agreement among Saint Acquisition Corporation and Swift Transportation Co., Inc., as borrower, Saint Corporation, as guarantor, and the lenders thereto, dated as of May 10, 2007, as amended on July 29, 2008 and October 7, 2009	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Registration Statement No. 333-168257 filed on November 8, 2010

10.11	First Amendment to the Swift Corporation Deferred Compensation Plan, effective January 1, 2009 *	Incorporated by reference to Exhibit 10.11 to Amendment No. 3 to Registration Statement No. 333-168257 filed on November 30, 2010

10.12	Pledge and Security Agreement, dated December 21, 2010, by and among Swift Services Holdings, Inc., Swift Transportation Company and the other Guarantors of the Notes, and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 23, 2010

10.13	Registration Rights Agreement, dated December 21, 2010, by and among Swift Services Holdings, Inc., Swift Transportation Company and the other Guarantors of the Notes, and the Initial Purchasers of the Notes	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 23, 2010

21.1	Subsidiaries of Swift Transportation Company	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

Exhibit No.	Description	Page or Method of Filing

24.1	Powers of Attorney	See signature page

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWIFT TRANSPORTATION COMPANY
By:	/s/ James Fry
James Fry
Executive Vice President, General Counsel and Corporate Secretary
March 29, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title	Date	Signature and Title	Date

/s/ Jerry Moyes	March 29, 2011	/s/ William Post	March 29, 2011

Jerry Moyes		William Post
Chief Executive Officer and Director		Chairman
(Principal executive officer)

/s/ Virginia Henkels	March 29, 2011	/s/ Richard H. Dozer	March 29, 2011

Virginia Henkels		Richard H. Dozer
Executive Vice President and Chief Financial Officer		Director
(Principal financial officer)

/s/ Cary M. Flanagan	March 29, 2011	/s/ David Vander Ploeg	March 29, 2011

Cary M. Flanagan		David Vander Ploeg
Vice President and Corporate Controller		Director
(Principal accounting officer)
		/s/ Glenn Brown	March 29, 2011

Glenn Brown
Director