Form 10-Q
period 2011-03-31
SWIFT TRANSPORTATION CO
filed 2011-05-12
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-35007
Swift Transportation Company
(Exact name of registrant as specified in its charter)

Delaware	20-5589597
(State of incorporation)	(I.R.S. Employer
Identification Number)
2200 South 75th Avenue
Phoenix, AZ 85043
(Address of principal executive offices and zip code)
(602) 269-9700
(Registrant’s telephone number, including area code)
N/A
(Former name, former address, and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Class A common stock as of May 6, 2011 was 79,359,344, and the number of outstanding shares of the registrant’s Class B common stock as of May 6, 2011 was 60,116,713.

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS
Swift Transportation Company and Subsidiaries
Consolidated balance sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$21,549	$47,494
Restricted cash	85,078	84,568
Accounts receivable, net	314,666	276,879
Income tax refund receivable	5,988	5,059
Inventories and supplies	11,731	9,882
Assets held for sale	12,234	8,862
Prepaid taxes, licenses, insurance and other	44,128	40,709
Deferred income taxes	28,721	30,741
Current portion of notes receivable	10,403	8,122

Total current assets	534,498	512,316

Property and equipment, at cost:
Revenue and service equipment	1,616,782	1,600,025
Land	136,043	141,474
Facilities and improvements	227,473	224,976
Furniture and office equipment	34,443	33,660

Total property and equipment	2,014,741	2,000,135
Less: accumulated depreciation and amortization	699,342	660,497

Net property and equipment	1,315,399	1,339,638
Insurance claims receivable	34,892	34,892
Other assets	53,618	59,049
Intangible assets, net	364,017	368,744
Goodwill	253,256	253,256

Total assets	$2,555,680	$2,567,895

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$92,245	$90,220
Accrued liabilities	111,872	80,455
Current portion of claims accruals	81,227	86,553
Current portion of long-term debt and obligations under capital leases	41,714	66,070
Fair value of guarantees	2,886	2,886

Total current liabilities	329,944	326,184

Long-term debt and obligations under capital leases	1,652,095	1,708,030
Claims accruals, less current portion	137,253	135,596
Deferred income taxes	303,955	303,549
Securitization of accounts receivable	136,000	171,500
Other liabilities	6,201	6,207

Total liabilities	2,565,448	2,651,066

Contingencies (note 12)
Stockholders’ deficit:
Preferred stock, par value $0.01 per share; Authorized 1,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 79,350,000 and 73,300,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	794	733
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 60,116,713 shares issued and outstanding at March 31, 2011 and December 31, 2010	601	601
Additional paid-in capital	887,497	822,140
Accumulated deficit	(883,466)	(886,671)
Accumulated other comprehensive loss	(15,396)	(20,076)
Noncontrolling interest	202	102

Total stockholders’ deficit	(9,768)	(83,171)

Total liabilities and stockholders’ deficit	$2,555,680	$2,567,895

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statements of operations

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Amounts in thousands, except per
	share data)
Operating revenue	$758,889	$654,830

Operating expenses:
Salaries, wages and employee benefits	195,476	177,803
Operating supplies and expenses	57,104	47,830
Fuel	150,281	106,082
Purchased transportation	194,037	175,702
Rental expense	17,989	18,903
Insurance and claims	22,725	20,207
Depreciation and amortization of property and equipment	50,358	60,019
Amortization of intangibles	4,727	5,478
Impairments	—	1,274
Gain on disposal of property and equipment	(2,255)	(1,448)
Communication and utilities	6,460	6,422
Operating taxes and licenses	15,258	13,365

Total operating expenses	712,160	631,637

Operating income	46,729	23,193

Other (income) expenses:
Interest expense	37,501	62,596
Derivative interest expense	4,680	23,714
Interest income	(467)	(220)
Other	(511)	(371)

Total other (income) expenses, net	41,203	85,719

Income (loss) before income taxes	5,526	(62,526)
Income tax expense (benefit)	2,321	(9,525)

Net income (loss)	$3,205	$(53,001)

Basic earnings (loss) per share	$0.02	$(0.88)

Diluted earnings (loss) per share	$0.02	$(0.88)

Shares used in per share calculations
Basic	138,127	60,117

Diluted	138,900	60,117

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statements of comprehensive income (loss)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)

Net income (loss)	$3,205	$(53,001)
Other comprehensive income:
Change in unrealized losses on cash flow hedges	4,680	10,962

Comprehensive income (loss)	$7,885	$(42,039)

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statement of stockholders’ deficit

	Class A		Class B				Accumulated
	Common Stock		Common Stock		Additional		Other		Total
		Par		Par	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Interest	Deficit
	(Unaudited)
	(In thousands, except share data)

Balances, December 31, 2010	73,300,000	$733	60,116,713	$601	$822,140	$(886,671)	$(20,076)	$102	$(83,171)
Issuance of Class A common stock for cash, net of fees and expenses of issuance	6,050,000	61			62,933				62,994
Change in unrealized losses on cash flow hedges							4,680		4,680
Non-cash equity compensation					2,424				2,424
Sale of interest in captive insurance subsidiary								100	100
Net income						3,205			3,205

Balances, March 31, 2011	79,350,000	$794	60,116,713	$601	$887,497	$(883,466)	$(15,396)	$202	$(9,768)

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statements of cash flows

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,205	$(53,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	55,085	65,497
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	6,117	3,257
Gain on disposal of property and equipment less write-off of totaled tractors	(1,998)	(1,261)
Impairment of property and equipment	—	1,274
Deferred income taxes	2,426	(23,259)
Provision for (reduction of) allowance for losses on accounts receivable	85	(1,171)
Income effect of mark-to-market adjustment of interest rate swaps	—	11,127
Non-cash equity compensation	2,424	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(37,872)	(18,400)
Inventories and supplies	(1,849)	778
Prepaid expenses and other current assets	(4,348)	(4,391)
Other assets	5,360	2,699
Accounts payable, accrued and other liabilities	31,240	31,958

Net cash provided by operating activities	59,875	15,107

Cash flows from investing activities:
Increase in restricted cash	(510)	(24,002)
Proceeds from sale of property and equipment	5,880	4,684
Capital expenditures	(39,534)	(17,155)
Payments received on notes receivable	1,647	1,345
Expenditures on assets held for sale	(3,085)	(574)
Payments received on assets held for sale	4,053	363
Payments received on equipment sale receivables	—	208

Net cash used in investing activities	(31,549)	(35,131)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	62,994	—
Repayment of long-term debt and capital leases	(81,765)	(10,625)
Borrowings under accounts receivable securitization	22,000	40,000
Repayment of accounts receivable securitization	(57,500)	(38,000)
Payments received on shareholder loan from affiliate	—	114

Net cash used in financing activities	(54,271)	(8,511)

Net decrease in cash and cash equivalents	(25,945)	(28,535)

Cash and cash equivalents at beginning of period	47,494	115,862
Cash and cash equivalents at end of period	$21,549	$87,327

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statements of cash flows — (continued)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,391	$58,748

Income taxes	$842	$13,214

Supplemental schedule of:
Non-cash investing activities:
Equipment sales receivables	$844	$2,498

Equipment purchase accrual	$9,840	$17,120

Notes receivable from sale of assets	$3,579	$1,792

Non-cash financing activities:
Re-recognition of securitized accounts receivable	$—	$148,000

Capital lease additions	$705	$15,236

Cancellation of senior notes	$—	$89,352

Reduction in stockholder loan	$—	$231,000

Paid-in-kind interest on stockholder loan	$—	$1,650

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited)
Note 1. Basis of Presentation
Swift Transportation Company (formerly Swift Corporation) is the holding company for Swift Transportation Co., LLC (a Delaware limited liability company, formerly Swift Transportation Co., Inc., a Nevada corporation) and its subsidiaries (collectively, “Swift Transportation Co.”), a truckload carrier headquartered in Phoenix, Arizona, and Interstate Equipment Leasing, LLC (“IEL”) (all the foregoing being, collectively, “Swift” or the “Company”). The Company operates predominantly in one industry, road transportation, throughout the continental United States and Mexico and has only one reportable segment. At March 31, 2011, the Company operated a national terminal network and a tractor fleet of approximately 16,100 units comprised of 12,100 tractors driven by company drivers and 4,000 owner-operator tractors, a fleet of 49,400 trailers, and 5,000 intermodal containers.
In the opinion of management, the accompanying financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) include all adjustments necessary for the fair presentation of the interim periods presented. These interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2010. Management has evaluated the effect on the Company’s reported financial condition and results of operations of events subsequent to March 31, 2011 through the issuance of the financial statements.
Note 2. Issuance of Class A Common Stock
On January 20, 2011, the Company issued an additional 6,050,000 shares of its Class A common stock to the underwriters of its initial public offering at the initial public offering price of $11.00 per share, less the underwriters’ discount, and received proceeds of $63.2 million before expenses of such issuance, pursuant to the over-allotment option in the underwriting agreement. Of these proceeds, the Company used $60.0 million in January 2011 to pay down its first lien term loan and $3.2 million in February 2011 to pay down its accounts receivable securitization facility.
Note 3. Income Taxes
The effective tax rate for the three months ended March 31, 2011 was 42%, which was 3% higher than the expected effective tax rate primarily due to the amortization of previous losses from accumulated other comprehensive income (“OCI”) to income (for book purposes) related to the Company’s previous interest rate swaps that were terminated in December 2010. The effective tax rate for the three months ended March 31, 2010 was 15%, which was 15% less than the 2010 expected effective tax rate of 30% and is also primarily due to the amortization of previous losses from accumulated OCI related to the interest rate swaps. This item had a larger impact on the effective tax rate in 2010 because the amortization was larger in 2010, and because the magnitude of the estimated expected full year pre-tax income (loss) was smaller for 2010.
As of March 31, 2011, the Company had unrecognized tax benefits totaling approximately $5.7 million, all of which would favorably impact its effective tax rate if subsequently recognized. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of March 31, 2011 were approximately $2.1 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company anticipates that the total amount of unrecognized tax benefits may decrease by approximately $4.2 million during the next twelve months, which should not have a material impact on the Company’s financial statements.
Certain of the Company’s subsidiaries are currently under examination by Federal and various state jurisdictions for years ranging from 1997 to 2009. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Periods subsequent to 2009 remain subject to examination.
Note 4. Intangible Assets
Intangible assets as of March 31, 2011 and December 31, 2010 were (in thousands):

	March 31,	December 31,
	2011	2010
Customer Relationship:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(92,344)	(87,617)

Trade Name:
Gross carrying value	181,037	181,037

Intangible assets, net	$364,017	$368,744

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
For all periods ending on or after December 31, 2007, amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with Swift Transportation Co.’s going private in the 2007 transactions in which Swift Corporation acquired Swift Transportation Co. Intangible assets acquired as a result of the Swift Transportation Co. acquisition include trade name, customer relationships, and owner-operator relationships. Amortization of the customer relationship acquired in the going private transaction is calculated on the 150% declining balance method over the estimated useful life of 15 years. The customer relationship contributed to the Company at May 9, 2007 is amortized using the straight-line method over 15 years. The trade name has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value.
Amortization of intangibles for three months ended March 31, 2011 and 2010 is comprised of $4.4 million and $5.2 million respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to previous intangible assets existing prior to the 2007 going private transaction.
Note 5. Assets Held for Sale
Assets held for sale as of March 31, 2011 and December 31, 2010 were (in thousands):

	March 31,	December 31,
	2011	2010
Land and facilities	$7,625	$3,896
Revenue equipment	4,609	4,966

Assets held for sale	$12,234	$8,862

As of March 31, 2011 and December 31, 2010, assets held for sale are stated at the lower of depreciated cost or fair value less estimated selling expenses. The Company expects to sell these assets within the next twelve months. The increase in assets held for sale during the quarter ended March 31, 2011 was the result of the management identifying a property at its Mira Loma, California facility as asset held for sale with a carrying value of $4.9 million. This increase was offset by the sale of a property located in Laredo, Texas previously identified as asset held for sale with a carrying value of $1.2 million.
In the first quarter of 2010, management undertook an evaluation of the Company’s revenue equipment and concluded that it would be more cost effective to dispose of approximately 2,500 trailers through scrap or sale rather than to maintain them in the operating fleet. These trailers met the requirements for assets held for sale treatment and were reclassified as such, with a related $1.3 million pre-tax impairment charge being recorded during period as discussed in Note 10.
Note 6. Debt and Financing Transactions
Other than the Company’s accounts receivable securitization as discussed in Note 7 and its outstanding capital lease obligations as discussed in Note 8, the Company had long-term debt outstanding at March 31, 2011 and December 31, 2010, respectively, as follows (in thousands):

	March 31,	December 31,
	2011	2010
Senior secured first lien term loan due December 2016, net of $10,196 and $10,649 OID at March 31, 2011 and December 31, 2010, respectively	$999,193	$1,059,351
Senior second priority secured notes due November 15, 2018, net of $9,649 and $9,965 OID at March 31, 2011 and December 31, 2010, respectively	490,351	490,035
Floating rate notes due May 15, 2015	11,000	11,000
12.50% fixed rate notes due May 15, 2017	15,638	15,638
Note payable, with principal and interest payable in five annual payments of $514 plus interest at a fixed rate of 7.00% through February 2013 secured by real property	1,028	1,542
Notes payable, with principal and interest payable in 24 monthly payments of $130 including interest at a fixed rate of 7.5% through May 2011	130	512
Notes payable, with principal and interest payable in 36 monthly payments of $38 at a fixed rate of 4.25% through December 2013	1,265	1,394

Total long-term debt	1,518,605	1,579,472
Less: current portion	1,099	10,304

Long-term debt, less current portion	$1,517,506	$1,569,168

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
The majority of currently outstanding debt was issued in December 2010 to refinance debt associated with the Company’s acquisition of Swift Transportation Co. in May 2007, a going private transaction under SEC rules. The debt outstanding at March 31, 2011 primarily consists of proceeds from a first lien term loan pursuant to a senior secured credit facility with a group of lenders with a face value of $1.01 billion at March 31, 2011, net of unamortized original issue discount of $10.2 million, and proceeds from the offering of $500 million face value of senior second priority secured notes, net of unamortized original issue discount of $9.6 million at March 31, 2011. The credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary. As of March 31, 2011 and December 31, 2010, the balance of deferred loan costs was $22.5 million and $23.1 million, respectively, and is reported in other assets in the consolidated balance sheets.
In January 2011, the Company used $60.0 million of proceeds from its issuance of an additional 6,050,000 shares of its Class A common stock, as discussed in Note 2, to pay down the first lien term loan. As a result of this prepayment, the next scheduled principal payment on the first lien term loan is due September 30, 2016.
Senior Secured Credit Facility
The credit facility was entered into on December 21, 2010 and consists of a first lien term loan with an original aggregate principal amount of $1.07 billion due December 2016 and a $400 million revolving line of credit due December 2015. As of March 31, 2011, interest on the first lien term loan accrues at 6.00% (the LIBOR floor of 1.50% plus the applicable margin of 4.50%). As of March 31, 2011, there were no borrowings under the $400 million revolving line of credit, while the Company had outstanding letters of credit under the revolving line of credit primarily for workers’ compensation and self-insurance liability purposes totaling $165.2 million, leaving $234.8 million available under the revolving line of credit. Outstanding letters of credit incur fees of 4.50% per annum. The Company was in compliance with the covenants in the secured credit agreement at March 31, 2011.
Senior Second Priority Secured Notes
On December 21, 2010, Swift Services Holdings, Inc., a wholly owned subsidiary, completed a private placement of senior second priority secured notes totaling $500 million face value which mature in November 2018 and bear interest at 10.00% (the “senior notes”). The Company received proceeds of $490 million, net of a $10.0 million original issue discount. Interest on the senior notes is payable on May 15 and November 15 each year, beginning May 15, 2011. The Company was in compliance with the covenants in the indenture governing the senior notes at March 31, 2011.
On May 5, 2011, the Company filed a registration statement on Form S-4 to affect an exchange offer to exchange the notes issued in December 2010, whose transfer is restricted, with notes registered under the Securities Act of 1933.
Fixed and Floating-Rate Notes
As of March 31, 2011, there was $11.0 million outstanding of floating rate notes due May 15, 2015, accruing at three-month LIBOR plus 7.75% (8.06% at March 31, 2011), and $15.6 million outstanding of 12.50% fixed rate notes due May 15, 2017. The Company was in compliance with the covenants in the indentures governing the fixed and floating rate notes at March 31, 2011.
Note 7. Accounts Receivable Securitization
On July 30, 2008, the Company, through Swift Receivables Company II, LLC, a Delaware limited liability company, formerly Swift Receivables Corporation II, a Delaware corporation (“SRCII”), a wholly-owned bankruptcy-remote special purpose subsidiary, entered into a receivable sale agreement with unrelated financial entities (the “Purchasers”) to sell, on a revolving basis, undivided interests in the Company’s accounts receivable (the “2008 RSA”). The program limit under the 2008 RSA is $210 million and is subject to eligible receivables and reserve requirements. Outstanding balances under the 2008 RSA accrue interest at a yield of LIBOR plus 300 basis points or Prime plus 200 basis points, at the Company’s discretion. The 2008 RSA expires on July 30, 2013 and is subject to an unused commitment fee ranging from 25 to 50 basis points, depending on the aggregate unused commitment of the 2008 RSA. Pursuant to the 2008 RSA, collections on the underlying receivables by the Company are held for the benefit of SRCII and the lenders in the facility and are unavailable to satisfy claims of the Company and its subsidiaries.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
For the three months ended March 31, 2011 and 2010, the Company incurred program fee expense of $1.3 million and $1.1 million, respectively, associated with the 2008 RSA which was recorded in interest expense. As of March 31, 2011, the outstanding borrowing under the accounts receivable securitization facility was $136.0 million against a total available borrowing base of $192.0 million, leaving $56.0 million available.
Note 8. Capital Leases
The Company leases certain revenue equipment under capital leases. The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. The Company is obligated to pay the balloon payments at the end of the leased term whether or not it receives the proceeds of the contracted residual values from the respective manufacturers. Certain leases contain renewal or fixed price purchase options. Obligations under capital leases total $175.2 million at March 31, 2011, the current portion of which is $40.6 million. The leases are collateralized by revenue equipment with a cost of $376.1 million and accumulated amortization of $116.2 million at March 31, 2011. The amortization of the equipment under capital leases is included in depreciation and amortization expense.
Note 9. Derivative Financial Instruments
In December 2010, the Company terminated its last two remaining interest rate swap agreements in conjunction with its IPO and debt refinancing transactions and paid $66.4 million to its counterparties to settle the outstanding liabilities. In accordance with Topic 815, “Derivatives and Hedging,” the balance of unrealized losses recorded in accumulated OCI on the date of termination is required to remain in accumulated OCI and be amortized to expense through the term of the hedged interest payments, which extends to the original maturity of the swaps in August 2012. At March 31, 2011 and December 31, 2010, unrealized losses totaling $15.5 million and $20.2 million after taxes, respectively, were reflected in accumulated OCI. As of March 31, 2011, the Company estimates that $12.9 million of unrealized losses included in accumulated OCI will be realized and reported in earnings within the next twelve months.
For the three months ended March 31, 2011 and 2010, information about amounts and classification of gains and losses on the Company’s interest rate derivative contracts that were previously designated as hedging instruments under Topic 815 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Amount of loss reclassified from accumulated OCI into income as “Derivative interest expense” (effective portion)	$(4,680)	$(10,962)
For the three months ended March 31, 2011 and 2010, information about amounts and classification of gains and losses on the Company’s interest rate derivative contracts that were not designated as hedging instruments under Topic 815 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Amount of loss recognized in income on derivative as “Derivative interest expense”	$—	$(12,752)
Note 10. Fair Value Measurement
Topic 820, “Fair Value Measurements and Disclosures,” requires that the Company disclose estimated fair values for its financial instruments. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of March 31, 2011 and December 31, 2010, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial Liabilities:
Senior secured first lien term loan	$999,193	$1,004,189	$1,059,351	$1,062,497
Senior second priority secured notes	490,351	532,031	490,035	513,312
Fixed rate notes	15,638	16,850	15,638	17,202
Floating rate notes	11,000	10,959	11,000	10,973
Securitization of accounts receivable	136,000	138,704	171,500	174,715
The carrying amounts shown in the table (other than the securitization of accounts receivable) are included in the consolidated balance sheet in Long-term debt and obligations under capital leases. The fair values of the financial instruments shown in the above table as of March 31, 2011 and December 31, 2010 represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances.
The following summary presents a description of the methods and assumptions used to estimate the fair value of each class of financial instrument.
First lien term loans, senior second priority secured notes, and fixed and floating rate notes
The fair values of the first lien term loan, senior second priority secured notes, fixed rate notes, and floating rate notes were determined by bid prices in trading between qualified institutional buyers.
Securitization of Accounts Receivable
The Company’s securitization of accounts receivable consists of borrowings outstanding pursuant to the Company’s 2008 RSA, as discussed in Note 7. Its fair value is estimated by discounting future cash flows using a discount rate commensurate with the uncertainty involved.
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

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
The following table sets forth a reconciliation of the changes in fair value during the three month periods ended March 31, 2010 of the Company’s Level 3 retained interest in receivables that was measured at fair value on a recurring basis prior to the Company’s adoption of Financial Accounting Standards Board Accounting Standards Codification Accounting Standards Update, or ASU, No. 2009-16, “Accounting for Transfers of Financial Assets (Topic 860),” on January 1, 2010 (in thousands):

		Sales, Collections		Transfers in
	Fair Value at	and	Total Realized	and/or Out of	Fair Value at
	Beginning of Period	Settlements, Net	Gains (Losses)	Level 3	End of Period
Three Months Ended March 31, 2010	$79,907	$—	$—	$(79,907)[1]	$—

[1]
Upon adoption of ASU 2009-16 on January 1, 2010, the Company’s retained interest in receivables was de-recognized upon recording the previously transferred receivables and recognizing the securitization proceeds as a secured borrowing on the Company’s balance sheet. Thus the removal of the retained interest balance is reflected here as a transfer out of Level 3.

For the three month period ended March 31, 2010, information about inputs into the fair value measurements of the Company’s assets that were measured at fair value on a nonrecurring basis in the period is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical Assets	Observable	Unobservable	Total Gains
Description	End of Period	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	(Losses)
Three Months Ended March 31, 2010
Long-lived assets held for sale	2,277	—	—	2,277	(1,274)

Total	$2,277	$—	$—	$2,277	$(1,274)

In accordance with the provisions of Topic 360, “Property, Plant and Equipment”, trailers with a carrying amount of $3.6 million were written down to their fair value of $2.3 million during the first quarter of 2010, resulting in an impairment charge of $1.3 million, which was included in impairments in the consolidated statement of operations for the three months ended March 31, 2010. The impairment of these assets was identified due to the Company’s decision to remove them from the operating fleet through sale or salvage. For these assets valued using significant unobservable inputs, inputs utilized included the Company’s estimates and recent auction prices for similar equipment and commodity prices for units expected to be salvaged.
Note 11. Earnings (loss) per Share
The computation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except
	per share amounts)
Net income (loss)	$3,205	$(53,001)

Weighted average shares:
Common shares outstanding for basic earnings (loss) per share	138,127	60,117

Common shares outstanding for diluted earnings (loss) per share	138,900	60,117

Basic earnings (loss) per share	$0.02	$(0.88)

Diluted earnings (loss) per share	$0.02	$(0.88)

As discussed in Note 2, the Company issued 6.1 million shares of Class A common stock in January 2011, which did not have a significant effect on the weighted average shares outstanding for the three months ended March 31, 2011.
For the three months ended March 31, 2010, all potential common shares issuable upon exercise of outstanding stock options are excluded from diluted shares outstanding as their effect is antidilutive. As of March 31, 2011 and 2010, there were 6,100,480 and 6,348,400 options outstanding, respectively.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Note 12. Contingencies
The Company is involved in certain claims and pending litigation primarily arising in the normal course of business. The majority of these claims relate to workers compensation, auto collision and liability, and physical damage and cargo damage. The Company expenses legal fees as incurred and accrues for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on the Company. However, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold.
Note 13. Change in Estimate
In the first quarter of 2010, management undertook an evaluation of the Company’s revenue equipment and concluded that it would be more cost effective to scrap approximately 7,000 dry van trailers rather than to maintain them in the operating fleet and is now in the process of scrapping them. These trailers did not qualify for assets held for sale treatment and were thus considered long-lived assets held and used. As a result, management revised its previous estimates regarding remaining useful lives and estimated residual values for these trailers, resulting in incremental depreciation expense in the first quarter of 2010 of $7.4 million. These trailers are in addition to the approximately 2,500 trailers that were reclassified to assets held for sale, as discussed in Note 5.
Note 14. Guarantor Condensed Consolidating Financial Statements
The payment of principal and interest on the Company’s senior second priority secured notes are guaranteed by the Company’s wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) other than its driver academy subsidiary, its captive insurance subsidiaries, its special-purpose receivables securitization subsidiary, and it foreign subsidiaries (the “Non-guarantor Subsidiaries”). The separate financial statements of the Guarantor Subsidiaries are not included herein because the Guarantor Subsidiaries are the Company’s wholly-owned consolidated subsidiaries and are jointly, severally, fully and unconditionally liable for the obligations represented by the senior second priority secured notes.
The consolidating financial statements present consolidating financial data for (i) Swift Transportation Company (on a parent only basis), (ii) Swift Services Holdings, Inc. (on an issuer only basis), (iii) the combined Guarantor Subsidiaries, (iv) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and (v) the parent company and subsidiaries on a consolidated basis as of March 31, 2011 and for the three months ended March 31, 2011 and 2010. Swift Services Holdings, Inc., was formed in November 2010 in anticipation of the issuance of the senior second priority secured notes, there is no financial activity for this entity prior to this date.
Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating balance sheet as of March 31, 2011

	Swift	Swift
	Transportation	Services		Non-	Eliminations
	Company	Holdings,	Guarantor	Guarantor	for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$1,350	$—	$8,377	$11,822	$—	$21,549
Restricted cash	—	—	—	85,078	—	85,078
Accounts receivable, net	—	—	16,996	299,217	(1,547)	314,666
Intercompany receivable (payable)	400,640	487,837	(931,163)	42,686	—	—
Other current assets	11,225	377	90,812	10,791	—	113,205

Total current assets	413,215	488,214	(814,978)	449,594	(1,547)	534,498

Net property and equipment	—	—	1,283,232	32,167	—	1,315,399
Other assets	(585,265)	704,601	1,057,679	7,072	(1,095,577)	88,510
Intangible assets, net	—	—	352,188	11,829	—	364,017
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$(172,050)	$1,192,815	$2,125,098	$506,941	$(1,097,124)	$2,555,680

Current portion of long-term debt and obligations under capital leases	$—	$—	$41,316	$68,112	$(67,714)	$41,714
Other current liabilities	1,411	13,889	251,571	22,906	(1,547)	288,230

Total current liabilities	1,411	13,889	292,887	91,018	(69,261)	329,944

Long-term debt and obligations under capital leases	—	490,351	1,161,046	2,136	(1,438)	1,652,095
Deferred income taxes	(147,402)	(4,880)	452,530	3,707	—	303,955
Securitization of accounts receivable	—	—	—	136,000	—	136,000
Other liabilities	—	—	85,349	58,105	—	143,454

Total liabilities	(145,991)	499,360	1,991,812	290,966	(70,699)	2,565,448

Total stockholders’ (deficit) equity	(26,059)	693,455	133,286	215,975	(1,026,425)	(9,768)

Total liabilities and stockholders’ (deficit) equity	$(172,050)	$1,192,815	$2,125,098	$506,941	$(1,097,124)	$2,555,680

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating balance sheet as of December 31, 2010

	Swift	Swift
	Transportation	Services		Non-	Eliminations
	Company	Holdings,	Guarantor	Guarantor	for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$1,561	$—	$35,844	$10,089	$—	$47,494
Restricted cash	—	—	—	84,568	—	84,568
Accounts receivable, net	—	—	16,398	261,175	(694)	276,879
Intercompany receivable (payable)	324,359	487,942	(861,300)	48,999	—	—
Other current assets	9,104	44	82,247	11,980	—	103,375

Total current assets	335,024	487,986	(726,811)	416,811	(694)	512,316

Net property and equipment	—	—	1,309,453	30,185	—	1,339,638
Other assets	(588,713)	2,051	301,472	7,966	371,165	93,941
Intangible assets, net	—	—	356,696	12,048	—	368,744
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$(253,689)	$490,037	$1,487,787	$473,289	$370,471	$2,567,895

Current portion of long-term debt and obligations under capital leases	$—	$—	$65,672	$3,757	$(3,359)	$66,070
Other current liabilities	3,848	1,389	226,623	28,948	(694)	260,114

Total current liabilities	3,848	1,389	292,295	32,705	(4,053)	326,184

Long-term debt and obligations under capital leases	—	490,035	1,217,197	2,537	(1,739)	1,708,030
Deferred income taxes	(162,856)	(486)	463,183	3,708	—	303,549
Securitization of accounts receivable	—	—	—	171,500	—	171,500
Other liabilities	—	—	91,565	50,238	—	141,803

Total liabilities	(159,008)	490,938	2,064,240	260,688	(5,792)	2,651,066

Total stockholders’ (deficit) equity	(94,681)	(901)	(576,453)	212,601	376,263	(83,171)

Total liabilities and stockholders’ (deficit) equity	$(253,689)	$490,037	$1,487,787	$473,289	$370,471	$2,567,895

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating statement of operations for the three months ended March 31, 2011

	Swift	Swift
	Transportation	Services		Non-	Eliminations
	Company	Holdings,	Guarantor	Guarantor	for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$744,534	$41,259	$(26,904)	$758,889

Operating expenses:
Salaries, wages and employee benefits	2,424	—	186,539	6,513	—	195,476
Operating supplies and expenses	878	—	48,714	8,897	(1,385)	57,104
Fuel	—	—	145,420	4,861	—	150,281
Purchased transportation	—	—	203,437	2,177	(11,577)	194,037
Rental expense	—	—	17,849	327	(187)	17,989
Insurance and claims	—	—	18,407	18,073	(13,755)	22,725
Depreciation and amortization of property and equipment	—	—	49,708	650	—	50,358
Amortization of intangibles	—	—	4,508	219	—	4,727
(Gain) loss on disposal of property and equipment	—	—	(2,286)	31	—	(2,255)
Communication and utilities	—	—	6,221	239	—	6,460
Operating taxes and licenses	—	—	13,002	2,256	—	15,258

Total operating expenses	3,302	—	691,519	44,243	(26,904)	712,160

Operating (loss) income	(3,302)	—	53,015	(2,984)	—	46,729

Interest expense, net	—	12,882	27,028	1,804	—	41,714
Other (income) expenses	(3,449)	(12,718)	1,868	(10,215)	24,003	(511)

Income (loss) before income taxes	147	(164)	24,119	5,427	(24,003)	5,526
Income tax (benefit) expense	(3,058)	(4,727)	7,952	2,154	—	2,321

Net income (loss)	$3,205	$4,563	$16,167	$3,273	$(24,003)	$3,205

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating statement of operations for the three months ended March 31, 2010

	Swift
	Transportation	Swift Services		Non-	Eliminations
	Company	Holdings, Inc.	Guarantor	Guarantor	for
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$642,497	$40,889	$(28,556)	$654,830

Operating expenses:
Salaries, wages and benefits	—	—	171,880	5,923	—	177,803
Operating supplies and expenses	871	—	40,353	7,552	(946)	47,830
Fuel	—	—	101,828	4,254	—	106,082
Purchased transportation	—	—	184,760	1,577	(10,635)	175,702
Rental expense	—	—	18,774	325	(196)	18,903
Insurance and claims	—	—	16,162	20,824	(16,779)	20,207
Depreciation and amortization of property and equipment	—	—	59,294	725	—	60,019
Amortization of intangibles	—	—	5,236	242	—	5,478
Impairments	—	—	1,274		—	1,274
(Gain) loss on disposal of property and equipment	—	—	(1,448)	—	—	(1,448)
Communication and utilities	—	—	6,212	210	—	6,422
Operating taxes and licenses	—	—	11,361	2,004	—	13,365

Total operating expenses	871	—	615,686	43,636	(28,556)	631,637

Operating (loss) income	(871)	—	26,811	(2,747)	—	23,193

Interest expense, net	—	—	84,612	1,478	—	86,090
Other (income) expenses	52,429	—	5,704	(9,135)	(49,369)	(371)

Income (loss) before income taxes	(53,300)	—	(63,505)	4,910	49,369	(62,526)
Income tax (benefit) expense	(299)	—	(11,076)	1,850	—	(9,525)

Net income (loss)	$(53,001)	$—	$(52,429)	$3,060	$49,369	$(53,001)

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating statement of cash flows for the three months ended March 31, 2011

	Swift
	Transportation	Swift Services		Non-	Eliminations
	Company	Holdings, Inc.	Guarantor	Guarantor	for
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$—	$—	$83,424	$(23,549)	$—	$59,875

Cash flows from investing activities:

Increase in restricted cash	—	—	—	(510)	—	(510)
Proceeds from sale of property and equipment	—	—	5,866	14	—	5,880
Capital expenditures	—	—	(36,858)	(2,676)	—	(39,534)
Payments received on notes receivable	—	—	1,647	—	—	1,647
Expenditures on assets held for sale	—	—	(3,085)	—	—	(3,085)
Payments received on assets held for sale	—	—	4,053	—	—	4,053
Payments received on intercompany notes payable	—	—	1,653	—	(1,653)	—
Funding of intercompany notes payable	—	—	(65,607)	—	65,607	—

Net cash (used in) provided by investing activities	—	—	(92,331)	(3,172)	63,954	(31,549)

Cash flows from financing activities:

Proceeds from issuance of class A common stock, net of issuance costs	62,994	—	—	—	—	62,994
Borrowings under accounts receivable securitization	—	—	—	22,000	—	22,000
Repayment of accounts receivable securitization	—	—	—	(57,500)	—	(57,500)
Repayment of long-term debt and capital leases	—	—	(81,765)	—	—	(81,765)
Proceeds from intercompany notes payable	—	—	—	65,607	(65,607)	—
Repayment of intercompany notes payable	—	—	—	(1,653)	1,653	—
Net funding (to) from affiliates	(63,205)	—	63,205	—	—	—

Net cash (used in) provided by financing activities	(211)	—	(18,560)	28,454	(63,954)	(54,271)

Net (decrease) increase in cash and cash equivalents	(211)	—	(27,467)	1,733	—	(25,945)

Cash and cash equivalents at beginning of period	1,561	—	35,844	10,089	—	47,494
Cash and cash equivalents at end of period	$1,350	$—	$8,377	$11,822	$—	$21,549

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating statement of cash flows for the three months ended March 31, 2010

	Swift
	Transportation	Swift Services		Non-	Eliminations
	Company	Holdings, Inc.	Guarantor	Guarantor	for
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$—	$—	$17,503	$(2,396)	$—	$15,107

Cash flows from investing activities:

Increase in restricted cash	—	—	—	(24,002)	—	(24,002)
Proceeds from sale of property and equipment	—	—	4,684	—	—	4,684
Capital expenditures	—	—	(16,067)	(1,088)	—	(17,155)
Payments received on notes receivable	—	—	1,345	—	—	1,345
Expenditures on assets held for sale	—	—	(574)	—	—	(574)
Payments received on assets held for sale	—	—	363	—	—	363
Payments received on equipment sale receivables	—	—	208	—	—	208
Payments received on intercompany notes payable	—	—	1,451	—	(1,451)	—
Funding of intercompany notes payable	—	—	(7,954)	—	7,954	—
Capital contribution to subsidiary	—	—	(2,000)	—	2,000	—

Net cash (used in) provided by investing activities	—	—	(18,544)	(25,090)	8,503	(35,131)

Cash flows from financing activities:

Borrowings under accounts receivable securitization	—	—	—	40,000	—	40,000
Repayment of accounts receivable securitization	—	—	—	(38,000)	—	(38,000)
Repayment of long-term debt and capital leases	—	—	(10,625)	—	—	(10,625)
Payments received on stockholder loan from affiliate	—	—	114	—	—	114
Proceeds from intercompany notes	—	—	—	7,954	(7,954)	—
Repayment of intercompany notes	—	—	—	(1,451)	1,451	—
Capital contribution	—	—	—	2,000	(2,000)	—
Net funding (to) from affiliates	(10,705)	—	10,705	—	—	—

Net cash (used in) provided by financing activities	(10,705)	—	194	10,503	(8,503)	(8,511)

Net decrease in cash and cash equivalents	(10,705)	—	(847)	(16,983)	—	(28,535)

Cash and cash equivalents at beginning of period	21,114	—	70,438	24,310	—	115,862
Cash and cash equivalents at end of period	$10,409	$—	$69,591	$7,327	$—	$87,327

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included elsewhere in this report and our Annual Report on form 10-K for the year ended December 31, 2010.
Non-GAAP Measures
In addition to disclosing financial results that are determined in accordance with United States generally accepted accounting principles, or GAAP, we also disclose certain non-GAAP financial information, such as, Adjusted Operating Ratio, Adjusted EBITDA, and Adjusted EPS, which are not recognized measures under GAAP and should not be considered alternatives to or superior to profitability and cash flow measures derived in accordance with GAAP. We use Adjusted Operating Ratio, Adjusted EBITDA, and Adjusted EPS as a supplement to our GAAP results in evaluating certain aspects of our business, as described below. We believe our presentation of Adjusted Operating Ratio, Adjusted EBITDA, and Adjusted EPS is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance. See below for more information on our use of Adjusted Operating Ratio, Adjusted EBITDA, and Adjusted EPS, as well as a description of the computation and reconciliation of our Operating Ratio to our Adjusted Operating Ratio, our net income (loss) to Adjusted EBITDA, and our diluted earnings (loss) per share to Adjusted EPS.
We define Adjusted Operating Ratio as (a) total operating expenses, less (i) fuel surcharge revenue, (ii) non-cash impairment charges, (iii) other unusual items, and (iv) excludable transaction costs, as a percentage of (b) total revenue excluding fuel surcharge revenue. We believe fuel surcharge is sometimes volatile and eliminating the impact of this source of revenue (by netting fuel surcharge revenue against fuel expense) affords a more consistent basis for comparing our results of operations. We also believe excluding impairments and other unusual items enhances the comparability of our performance from period to period. A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Operating revenue	$758,889	$654,830
Less: Fuel surcharge revenue	137,817	88,816

Revenue excluding fuel surcharge revenue	621,072	566,014

Operating expenses	712,160	631,637
Adjusted for:
Fuel surcharge revenue	(137,817)	(88,816)
Non-cash impairments (a)	—	(1,274)
Other unusual items (b)	—	(7,382)

Adjusted operating expenses	574,343	534,165

Adjusted operating income	$46,729	$31,849

Adjusted Operating Ratio (c)	92.5%	94.4%
Operating Ratio	93.8%	96.5%

(a)	Revenue equipment with a carrying amount of $3.6 million was written down to its fair value of $2.3 million, resulting in an impairment charge of $1.3 million in the first quarter of 2010.

(b)
Incremental pre-tax depreciation expense reflecting management’s revised estimates regarding salvage value and useful lives for approximately 7,000 dry van trailers, which management decided during the first quarter of 2010 to scrap over the next few years.

(c)
We have not included adjustments to Adjusted Operating Ratio to reflect the non-cash amortization expense of $4.4 million and $5.2 million during the three months ended March 31, 2011 and 2010, respectively, relating to certain intangible assets identified in our 2007 going private transaction.

We define Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) as net income (loss) plus (i) depreciation and amortization, (ii) interest and derivative interest expense, including other fees and charges associated with indebtedness, net of interest income, (iii) income taxes, (iv) non-cash impairments, (v) non-cash equity compensation expense, (vi) other unusual non-cash items, and (vii) excludable transaction costs. We believe that Adjusted EBITDA is a relevant measure for estimating the cash generated by our operations that would be available to cover capital expenditures, taxes, interest and other investments and that it enhances an investor’s understanding of our financial performance. We use Adjusted EBITDA for business planning purposes and in measuring our performance relative to that of our competitors. Our method of computing Adjusted EBITDA is consistent with that used in our senior secured credit agreement for covenant compliance purposes and may differ from similarly titled measures of other companies. A reconciliation of GAAP net income (loss) to Adjusted EBITDA for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Net income (loss)	$3,205	$(53,001)

Adjusted for:
Depreciation and amortization of property and equipment	50,358	60,019
Amortization of intangibles	4,727	5,478
Interest expense	37,501	62,596
Derivative interest expense	4,680	23,714
Interest income	(467)	(220)
Income tax expense (benefit)	2,321	(9,525)

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$102,325	$89,061

Non-cash equity compensation (a)	2,424	—
Non-cash impairments (b)	—	1,274

Adjusted EBITDA	$104,749	$90,335

(a)
Includes the $2.4 million of recurring non-cash equity compensation expense recorded in salaries, wages, and employee benefits in our consolidated statement of operations following our IPO, on a pre-tax basis.

(b)	Includes the items discussed in note (a) to the Adjusted Operating Ratio table above.
We define Adjusted EPS as (1) income (loss) before income taxes plus (i) amortization of the intangibles from our 2007 going-private transaction, (ii) non-cash impairments, (iii) other unusual non-cash items, (iv) excludable transaction costs, (v) the mark-to-market adjustment on our interest rate swaps that is recognized in the statement of operations in a given period, and (vi) the amortization of previous losses recorded in accumulated other comprehensive income related to the interest rate swaps we terminated upon our IPO and refinancing transactions in December 2010; (2) reduced by income taxes at 39%, our normalized effective tax rate; (3) divided by weighted average diluted shares outstanding. We believe the presentation of financial results excluding the impact of the items noted above provides a consistent basis for comparing our results from period to period and to those of our peers due to the non-comparable nature of the intangibles from our going-private transaction, the historical volatility of the interest rate derivative agreements and the non-operating nature of the impairment charges, transaction costs and other adjustment items. A reconciliation of GAAP diluted earnings (loss) per share to Adjusted EPS for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Diluted earnings (loss) per share	$0.02	$(0.88)

Adjusted for:
Income tax expense (benefit)	0.02	(0.16)

Income (loss) before income taxes	0.04	(1.04)

Non-cash impairments(a)	—	0.02
Other unusual non-cash items(b)	—	0.12
Mark-to-market adjustment of interest rate swaps(c)	—	0.19
Amortization of certain intangibles(d)	0.03	0.09
Amortization of unrealized losses on interest rate swaps(e)	0.03	—

Adjusted income (loss) before income taxes	0.10	(0.62)
Provision for income tax (benefit) expense at normalized effective rate	0.04	(0.24)

Adjusted EPS	$0.06	$(0.38)

(a)	Includes the items discussed in note (a) to the Adjusted Operating Ratio table above.

(b)	Includes the items discussed in note (b) to the Adjusted Operating Ratio table above.

(c)
Mark-to-market adjustment of interest rate swaps of $11.1 million reflects the portion of the change in fair value of these financial instruments which was recorded in earnings in the first quarter of 2010 and excludes the portion recorded in accumulated other comprehensive income under cash flow hedge accounting.

(d)
Amortization of certain intangibles reflects the non-cash amortization expense of $4.4 million and $5.2 million for the three months ended March 31, 2011 and 2010, respectively, relating to certain intangible assets identified in the 2007 going-private transaction through which Swift Corporation acquired Swift Transportation Co.

(e)
Amortization of unrealized losses on interest rate swaps reflects the non-cash amortization expense of $4.7 million for the three months ended March 31, 2011 comprised of previous losses recorded in accumulated other comprehensive income related to the interest rate swaps we terminated upon our IPO and concurrent refinancing transactions in December 2010. Such losses were incurred in prior periods when hedge accounting applied to the swaps and are expensed in relation to the hedged interest payments through the original maturity of the swaps in August 2012.

Overview
We are a multi-faceted transportation services company and the largest truckload carrier in North America. As of March 31, 2011, we operate a tractor fleet of approximately 16,100 units comprised of 12,100 tractors driven by company drivers and 4,000 owner-operator tractors, a fleet of 49,400 trailers, and 5,000 intermodal containers from 34 major terminals positioned near major freight centers and traffic lanes in the United States and Mexico. We offer customers the opportunity for “one-stop shopping” for their truckload transportation needs through a broad spectrum of services and equipment. Our extensive suite of services includes general, dedicated, and cross-border U.S./Mexico truckload services through dry van, temperature-controlled, flatbed, and specialized trailers, in addition to rail intermodal and non-asset based freight brokerage and logistics management services, making it an attractive choice for a broad array of customers.
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
The tables below reflect a summary of our operating results and other key performance measures for three months ended March 31, 2011 and 2010.
Operating Results Summary

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Total operating revenue	$758,889	$654,830
Revenue excluding fuel surcharge revenue	$621,072	$566,014
Net income (loss)	$3,205	$(53,001)
Diluted earnings (loss) per common share	$0.02	$(0.88)
Adjusted EBITDA	$104,749	$90,335
Adjusted EPS	$0.06	$(0.38)
Key Performance Indicators

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Weekly trucking revenue per tractor	$2,862	$2,711
Deadhead miles percentage	12.1%	12.2%
Average tractors available for dispatch:
Company	11,105	10,747
Owner Operator	3,972	3,696

Total	15,077	14,443
Operating Ratio	93.8%	96.5%
Adjusted Operating Ratio	92.5%	94.4%

Results of Operations for the Three Months Ended March 31, 2011 and 2010
Factors Affecting Comparability Between Periods
Three months ended March 31, 2011 results of operations
Net income for the three months ended March 31, 2011 was $3.2 million. Items impacting comparability between the first quarter of 2011 and the corresponding prior year period include the following:
•	approximately $25 million reduction in interest expense resulting from our IPO and refinancing transactions that occurred in December 2010; and
•
approximately $19 million reduction in derivative interest expense resulting from our termination of our remaining interest rate swaps in December 2010 in conjunction with our IPO and refinancing transactions.

Three months ended March 31, 2010 results of operations
Net loss for the three months ended March 31, 2010 was $53.0 million. Items impacting comparability between the first quarter of 2010 and the corresponding current year period include the following:
•	$1.3 million of pre-tax impairment charge for trailers reclassified to assets held for sale; and
•
$7.4 million of incremental pre-tax depreciation expense reflecting management’s decision in the first quarter to sell as scrap approximately 7,000 dry van trailers over the course of the next several years and the corresponding revision to estimates regarding salvage and useful lives of such trailers.

Revenue
We record three types of revenue: trucking revenue, fuel surcharge revenue, and other revenue. A summary of our revenue generated by type is as follows:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollar in thousands)
Trucking revenue	$554,721	$503,507
Fuel surcharge revenue	137,817	88,816
Other revenue	66,351	62,507

Operating revenue	$758,889	$654,830

Trucking Revenue
Trucking revenue is generated by hauling freight for our customers using our trucks or our owner-operators’ equipment and includes all revenue we earn from our general truckload, dedicated, cross border, and drayage services. For the three months ended March 2011, our trucking revenue increased by $51.2 million, or 10.2%, compared with the same period in 2010. This increase was comprised of a 5.9% growth in loaded trucking miles and a 4.0% increase in average trucking revenue per loaded mile, excluding fuel surcharge, compared with the same period in 2010. These increases contributed to a 5.6% increase in productivity, measured by weekly trucking revenue per tractor in the 2011 quarter over the 2010 quarter.
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
For the three months ended March 2011, fuel surcharge revenue increased by $49.0 million, or 55.2%, compared with the same period in 2010. The average of the United States Department of Energy, or DOE’s national weekly average diesel fuel index increased 26.7% to $3.61 per gallon in 2011 compared with $2.85 per gallon in the 2010 period. The 5.9% increase in loaded trucking miles combined with a 3.7% increase in loaded intermodal miles in the 2011 quarter also increased fuel surcharge revenue.

Other Revenue
Our other revenue is generated primarily by our rail intermodal business, non-asset based freight brokerage and logistics management service, tractor leasing revenue of Interstate Equipment Leasing (“IEL”), premium revenue generated by our wholly-owned captive insurance companies, and other revenue generated by our shops. For the three months ended March 31, 2011, other revenue increased by $3.8 million, or 6.1%, compared with the 2010 period. This resulted primarily from the 3.7% increase in loaded intermodal miles noted above, driven by increasing intermodal freight demand, and a $2.7 million increase in tractor leasing revenue of IEL resulting from the growth in our owner operator fleet.
Operating Expenses
Salaries, Wages and Employee Benefits

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Salaries, wages and employee benefits	$195,476	$177,803
% of revenue excluding fuel surcharge revenue	31.5%	31.4%
% of operating revenue	25.8%	27.2%
For the three months ended March 31, 2011, salaries, wages, and employee benefits increased by $17.7 million, or 9.9%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, salaries, wages, and employee benefits were relatively flat with the same period in 2010. The dollar increase was primarily as a result of the 6.9% increase in the total miles driven by company drivers in the first quarter of 2011 compared to the first quarter of 2010 and an increase in administrative staff to support the growing business. Additionally, there was $2.4 million of stock option compensation expense recognized in the first quarter of 2011 whereas no stock option compensation expense was recognized in the first quarter of 2010 because the vesting of our options was conditioned upon our IPO.
The compensation paid to our drivers and other employees has increased and may increase further in future periods as the economy strengthens and other employment alternatives become more available. Furthermore, because we believe that the market for drivers has tightened, we expect hiring expenses, including recruiting and advertising, to increase in order to attract sufficient numbers of qualified drivers to operate our fleet.
Operating Supplies and Expenses

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Operating supplies and expenses	$57,104	$47,830
% of revenue excluding fuel surcharge revenue	9.2%	8.5%
% of operating revenue	7.5%	7.3%
For the three months ended March 31, 2011, operating supplies and expenses increased by $9.3 million, or 19.4%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, operating supplies and expenses increased to 9.2%, compared with 8.5% for the 2010 period. The increase was primarily the result of an increase in tractor maintenance expense due to the 6.9% increase in total miles driven by company tractors in the first quarter of 2011 compared to the first quarter of 2010 and an overall increase in our fleet age. Additionally, our driver recruiting expenses increased due to our expanded hiring of drivers to meet the increase volume demands.
Fuel Expense

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Fuel expense	$150,281	$106,082
% of operating revenue	19.8%	16.2%

Fuel expense increased primarily because fuel prices increased in the first quarter of 2011 as the average of the DOE’s national weekly average diesel fuel index increased by 26.7% compared to the first quarter of 2010 and because of the 6.9% increase in total miles driven by company drivers in the first quarter of 2011 compared to the first quarter of 2010.
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

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Total fuel surcharge revenue	$137,817	$88,816
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	50,785	32,866

Company fuel surcharge revenue	$87,032	$55,950

Total fuel expense	$150,281	$106,082
Less: Company fuel surcharge revenue	87,032	55,950

Net fuel expense	$63,249	$50,132

% of revenue excluding fuel surcharge revenue	10.2%	8.9%
For three months ended March 31, 2011, net fuel expense increased $13.1 million, or 26.2%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, net fuel expense increased to 10.2%, compared with 8.9% for the 2010 period largely due to the negative impact of the lag effect of our fuel surcharge program amidst rising fuel prices and the mix shift whereby the percentage of our total miles driven by company tractors increased by 90 basis points compared to the first quarter in 2010.
Purchased Transportation

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Purchased transportation expense	$194,037	$175,702
% of operating revenue	25.6%	26.8%
Because we reimburse owner-operators and other third parties for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to third parties from our purchased transportation expense. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of revenue less fuel surcharge revenue, as shown below:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Purchased transportation	$194,037	$175,702
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	50,785	32,866

Purchased transportation, net of fuel surcharge reimbursement	$143,252	$142,836

% of revenue excluding fuel surcharge revenue	23.1%	25.2%
For three months ended March 31, 2011, purchased transportation, net of fuel surcharge reimbursement, increased $0.4 million, or 0.3%, compared with 2010. As a percentage of revenue excluding fuel surcharge revenue, purchased transportation, net of fuel surcharge reimbursement, decreased to 23.1%, compared with 25.2% for 2010. The decrease in percentage of revenue excluding fuel surcharge revenue is primarily a result of a reduction in the average cost per mile of our purchased transportation, and the mix shift noted above resulting in a 90 basis point increase in the percentage of total miles driven by company tractors, opposed to owner-operators or rail providers.

Insurance and Claims

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Insurance and claims	$22,725	$20,207
% of revenue excluding fuel surcharge revenue	3.7%	3.6%
% of operating revenue	3.0%	3.1%
For the three months ended March 31, 2011, insurance and claims expense increased by $2.5 million, or 12.5%, compared with the same period in 2010. The increase is primarily due to a 5.3% increase in total miles driven, while insurance and claims expense as a percentage of revenue excluding fuel surcharge revenue was relatively flat with the same period in 2010.
Rental Expense and Depreciation and Amortization of Property and Equipment
Because the mix of our leased versus owned tractors varies, we believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment when comparing results from period to period for analysis purposes.

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Rental expense	$17,989	$18,903
Depreciation and amortization of property and equipment	50,358	60,019

Rental expense and depreciation and amortization of property and equipment	$68,347	$78,922

% of revenue excluding fuel surcharge revenue	11.0%	13.9%
% of operating revenue	9.0%	12.1%
Rental expense and depreciation and amortization of property and equipment were primarily driven by our fleet of tractors and trailers shown below:

	March 31,	December 31,	March 31,
	2011	2010	2010
	(Unaudited)
Tractors:
Company
Owned	6,683	6,844	7,657
Leased — capital leases	3,050	3,048	2,680
Leased — operating leases	2,378	2,331	2,152

Total company tractors	12,111	12,223	12,489

Owner-operator
Financed through the Company	2,768	2,813	2,761
Other	1,197	1,054	970

Total owner-operator tractors	3,965	3,867	3,731

Total tractors	16,076	16,090	16,220

Trailers	49,366	48,992	49,436

Containers	5,042	4,842	4,262

For the three months ended March 31, 2011, rental expense and depreciation and amortization of property and equipment decreased by $10.6 million, or 13.4%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, such expenses decreased to 11.0%, compared with 13.9% for the 2010 period. This decrease was primarily due to the $7.4 million of incremental depreciation expense during the first quarter of 2010, reflecting management’s revised estimates regarding salvage value and useful lives for approximately 7,000 dry van trailers, which management decided during the first quarter of 2010 to sell as scrap over the next few years. Also we had lower depreciation expense due to a smaller average number of owned tractors in the first quarter of 2011 as compared to the first quarter of 2010. Additionally, the increase in weekly trucking revenue per tractor noted above also contributed to the decreases in cost as a percentage of revenue excluding fuel surcharge revenue.
In the first quarter of 2011, we decided to replace within the next 12 months certain Qualcomm units with remaining useful lives extending beyond twelve months. Accordingly, we have revised their estimated useful lives, which will result in an increase of approximately $3 million in depreciation expense in 2011, of which $0.7 million was included in the first quarter.
Amortization of Intangibles
Amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with our 2007 going private transaction in which Swift Corporation acquired Swift Transportation Co.

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Amortization of intangibles	$4,727	$5,478
Amortization of intangibles for the three months ended March 31, 2011 and 2010 is comprised of $4.4 million and $5.2 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction. Amortization expense decreased slightly in the 2011 quarter from the prior year quarter primarily due to the 150% declining balance amortization method applied to the customer relationship intangible recognized in conjunction with the 2007 going private transaction.
Impairments

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Impairments	$—	$1,274
Results for the three months ended March 31, 2010 include a $1.3 million pre-tax impairment charge for trailers, as discussed in Note 10 to the consolidated financial statements.

Interest Expense

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Interest expense	$37,501	$62,596
Interest expense for the three months ended March 31, 2011 is primarily based on the end of period debt balances of $999.2 million for the senior secured first lien term loan, $490.4 million of senior second priority secured notes, and $26.6 million for our previous fixed and floating rate notes, whereas interest expense in the prior year quarter is primarily based on the previous debt balances of $1.51 billion for our previous first lien term loan and $709 million for our previous senior secured notes. In addition, as of March 31, 2011, we had $175.2 million of capital lease obligations compared to $162.7 million of capital leases at March 31, 2010. Interest expense decreased for the three months ended March 31, 2011 largely because of the IPO and refinancing transactions which occurred in December 2010 resulting in lower debt balances and lower interest rates on the senior secured credit facility and fixed rate notes.
Also included in interest expense during the three months ended March 31, 2011 and 2010 were the fees associated with our accounts receivable securitization facility (the “2008 RSA”) totaling $1.3 million and $1.1 million, respectively, as discussed in Note 7 to the consolidated financial statements.
Derivative Interest Expense
Derivative interest expense consists of expenses related to our interest rate swaps, including the income effect of mark-to-market adjustments of interest rate swaps and settlement payments. We de-designated our previous swaps and discontinued hedge accounting effective October 1, 2009, as a result of an amendment to our prior senior secured credit facility, after which the entire mark-to-market adjustment is charged to earnings rather than being recorded in equity as a component of other comprehensive income under cash flow hedge accounting treatment. Furthermore, the non-cash amortization of previous losses recorded in other comprehensive income (“OCI”) in prior periods when hedge accounting was in effect is recorded in derivative interest expense. In December 2010, in conjunction with our IPO and refinancing transactions, we terminated all our remaining interest rate swaps and paid $66.4 million to our counterparties in full satisfaction of these interest rate swap agreements. The following is a summary of our derivative interest expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Derivative interest expense	$4,680	$23,714
Derivative interest expense for the three months ended March 31, 2011 represents the previous losses recorded in accumulated OCI that is amortized to derivative interest expense over the original term of the swaps, which had a maturity of August 2012. Derivative interest expense for the three months ended March 31, 2010 represents settlement payments and changes in fair value of our previous interest rate swaps with notional amounts of $1.14 billion. Cash settlements paid pursuant to the swaps in the three months ended March 31, 2010 were $13.6 million.
Income Tax Expense

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Income tax expense (benefit)	$2,321	$(9,525)
Income tax expense for the three months ended March 31, 2011 reflects an effective tax rate of 42%, which is 3% higher than the expected effective tax rate primarily due to the amortization of previous losses from accumulated OCI to income (for book purposes) related to the Company’s previous interest rate swaps that were terminated in December 2010. Income tax expense for the three months March 31, 2010 reflects an effective tax rate of 15%, which is 15% less than the 2010 expected effective tax rate of 30% and is also primarily due to the amortization of previous losses from accumulated OCI related to the interest rate swaps. This item had a larger impact on the effective tax rate in 2010 because the amortization was larger in 2010, and because the magnitude of the estimated expected pre-tax income (loss) for 2010 was smaller.

Liquidity and Capital Resources
Overview
At March 31, 2011 and December 31, 2010, we had the following sources of liquidity available to us:

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Cash and cash equivalents, excluding restricted cash	$21,549	$47,494
Availability under revolving line of credit due December 2015	234,759	246,809
Availability under 2008 RSA	56,000	2,500

Total unrestricted liquidity	$312,308	$296,803

Restricted cash	85,078	84,568

Total liquidity, including restricted cash	$397,386	$381,371

At March 31, 2011 and December 31, 2010, we had restricted cash of $85.1 million and $84.6 million, respectively, primarily held by our captive insurance companies for the payment of claims. As of March 31, 2011, there were no outstanding borrowings, and there were $165.2 million letters of credit outstanding under our $400 million revolving line of credit.
Our business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures, other assets, working capital changes, principal and interest payments on our obligations, letters of credit to support insurance requirements, and tax payments to fund our taxes in periods when we generate taxable income.
We make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and potentially fund growth in our revenue equipment fleet if justified by customer demand and our ability to finance the equipment and generate acceptable returns. As of March 31, 2011, we expect our net cash capital expenditures to be approximately $220 million to $240 million for the remainder of 2011. However, we expect to continue to obtain a portion of our equipment under operating and capital leases, which are not reflected as net cash capital expenditures. Beyond 2011, we expect our net capital expenditures to remain substantial.
As of March 31, 2011, we had $834.2 million of purchase commitments outstanding to acquire replacement tractors through the rest of 2011 and 2012. We generally have the option to cancel tractor purchase orders with 60 to 90 days notice prior to scheduled production, although the notice date has lapsed for approximately 70% of the commitments remaining at March 31, 2011. In addition, we had trailer and intermodal container purchase commitments outstanding at March 31, 2011 for $58.0 million and $21.8 million, respectively, through the rest of 2011. We believe these purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.
As of March 31, 2011, we have outstanding purchase commitments of approximately $2.5 million for fuel, facilities, and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
We believe we can finance our expected cash needs, including debt repayment, in the short-term with cash flows from operations, borrowings available under our revolving line of credit, borrowings under our 2008 RSA, and lease financing believed to be available for at least the next twelve months. Over the long-term, we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing, or equity capital. The availability of financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions. If such additional borrowings, lease financing, or equity capital is not available at the time we need to incur such indebtedness, then we may be required to utilize the revolving portion of our senior secured credit facility (if not then fully drawn), extend the maturity of then-outstanding indebtedness, rely on alternative financing arrangements, or engage in asset sales.
In addition, the indenture for our senior secured notes provides that we may only incur additional indebtedness if, after giving effect to the new incurrence, we meet minimum fixed charge coverage ratio of 2.00:1.00, as defined therein, or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350 million at any one time. As of March 31, 2011, we had a fixed charge coverage ratio of 3.47:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing financial arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for 2011.

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
Our IPO and refinancing transactions in December 2010 provided us (i) a reduction in interest expense resulting from a reduction in indebtedness and the interest rates applicable to our new debt facilities, and (ii) a deferred maturity date in connection with our senior secured credit facility, which positively impacts our liquidity on a long-term basis.
Additionally, we meet the fixed charge coverage ratio required to incur additional indebtedness under our senior second priority secured notes (whereas we did not previously meet such ratio under our prior senior secured notes), which also positively impacts liquidity.
Cash Flow
Our summary statements of cash flows information the three years months ended March 31, 2011 and 2010 is set forth in the table below:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Net cash provided by operating activities	$59,875	$15,107
Net cash used in investing activities	$(31,549)	$(35,131)
Net cash used in financing activities	$(54,271)	$(8,511)
Operating Activities
The $44.8 million increase in net cash provided by operating activities during the first three months ended March 31, 2011 versus the same period in 2010 was primarily the result of the $63.7 million decrease in cash paid for interest and taxes between the periods, primarily as a result of the decrease in debt balances and interest rates after the IPO and refinancing transactions that occurred in December 2010 and a reduction in tax payments made in the first quarter of 2011 compared to that of 2010. Additionally, there was a $23.5 million increase in operating income between the periods, and a $6.3 million reduction in claims payments made over the same periods. This increase in net cash provided by operating activities was partially offset by an increase in accounts receivable between the periods.
Investing Activities
The $3.6 million decrease in net cash used in investing activities during the first three months ended March 31, 2011 versus the same period in 2010 was driven mainly by a $23.5 million decrease in restricted cash changes. In the first quarter of 2010, restricted cash increased due to a change in our insurance strategy as we began insuring our first million dollars of liability through our wholly-owned captive insurance subsidiaries, Mohave Transportation Insurance Company (“Mohave”), and Red Rock Risk Retention Group, Inc. (“Red Rock”) thus increasing our collateral requirements. This decrease in net cash used in investing activities was partially offset by a $21.2 million increase in net capital expenditures between the periods.
Financing Activities
Cash used in financing activities increased by $45.8 million in the three months ended March 31, 2011 as compared to the same period in 2011. This increase reflects a $71.1 million increase in payments on long term debt and capital lease obligations and a net $35.5 million paydown of amounts outstanding under the 2008 RSA partially offset by proceeds of $63.2 million, before expenses, from the sale of our Class A common stock, pursuant to the over-allotment option in connection with our IPO.

Capital and Operating Leases
In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment with capital and operating leases. During the quarter ended March 31, 2011, we acquired tractors through capital leases with gross values of $0.7 million while no tractors were acquired through operating leases and there were no operating lease terminations for tractors in the first quarter of 2011. During the quarter ended March 31, 2010, we acquired tractors through capital and operating leases with gross values of $15.2 million and $5.1 million, respectively, which was partially offset by operating lease terminations with originating values of $9.1 million for tractors in the first quarter of 2010. In addition, no trailer leases expired in the three months ended March 31, 2010 while $22.5 million of trailer leases expired in the three months ended March 31, 2010.
Working Capital
As of March 31, 2011, we had a working capital surplus of $204.6 million, which was an improvement of $18.4 million from December 31, 2010. The increase is primarily due to the issuance of additional Class A common stock in January 2011 pursuant to the underwriters’ over-allotment option, as discussed in Note 2 to the consolidated financial statements, and our use of the majority of the proceeds to pay down our first lien term loan. This reduced the current portion of this obligation by $10.7 million during the first quarter of 2011.
Material Debt Agreements
Overview
As of March 31, 2011, we had the following material debt agreements:
•	senior secured credit facility consisting of a term loan due December 2016, and a revolving line of credit due December 2015 (none drawn);
•	senior second priority secured notes due November 2018;
•	floating rate notes due May 2015;
•	fixed rate notes due May 2017;
•	2008 RSA due July 2013; and
•	other secured indebtedness and capital lease agreements.
The majority of currently outstanding debt was issued in December 2010 to refinance debt associated with the Company’s acquisition of Swift Transportation Co. in May 2007, a going private transaction under SEC rules. The debt outstanding at March 31, 2011 primarily consists of proceeds from a first lien term loan pursuant to a senior secured credit facility with a group of lenders with a face value of $1.01 billion at March 31, 2011, net of unamortized original issue discount of $10.2 million, and proceeds from the offering of $500 million face value of senior second priority secured notes, net of unamortized original issue discount of $9.6 million at March 31, 2011. The credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary.
On January 20, 2011, the Company issued an additional 6,050,000 shares of its Class A common stock to the underwriters of its initial public offering at the initial public offering price of $11.00 per share, less the underwriters’ discount, and received proceeds of $63.2 million, before expenses, pursuant to the over-allotment option in the underwriting agreement. Of these proceeds, $60.0 million were used in January 2011 to pay down the first lien term loan. As a result of this prepayment, the next scheduled principal payment on the first lien term loan is due September 30, 2016.
Senior Secured Credit Facility
The credit facility was entered into on December 21, 2010 and consists of a first lien term loan with an original aggregate principal amount of $1.07 billion due December 2016 and a $400 million revolving line of credit due December 2015. As of March 31, 2011, the principal outstanding under the first lien term loan was $1.01 billion and the unamortized original issue discount was $10.2 million.
As of March 31, 2011, there were no borrowings under the $400 million revolving line of credit and the Company had outstanding letters of credit under the revolving line of credit primarily for workers’ compensation and self-insurance liability purposes totaling $165.2 million, leaving $234.8 million available under the revolving line of credit.
At March 31, 2011, the Company was in compliance with the financial covenants the senior secured credit agreement contains.

Senior Second Priority Secured Notes
On December 21, 2010, Swift Services Holdings, Inc., a wholly owned subsidiary, completed a private placement of senior second priority secured notes totaling $500 million face value which mature in November 2018 and bear interest at 10.00% (the “senior notes”). The Company received proceeds of $490 million, net of a $10.0 million original issue discount. Interest on the senior notes is payable on May 15 and November 15 each year, beginning May 15, 2011.
At March 31, 2011, the Company was in compliance with the covenants the indenture governing the senior notes contains.
Fixed and Floating-Rate Notes
As of March 31, 2011, there was $11.0 million outstanding of floating rate notes due May 15, 2015, accruing at three-month LIBOR plus 7.75% (8.06% at March 31, 2011), and $15.6 million outstanding of 12.50% fixed rate notes due May 15, 2017.
2008 RSA
On July 30, 2008, we through SRCII, a wholly owned bankruptcy-remote special purpose subsidiary, entered into the 2008 RSA, a receivable sale agreement with unrelated financial entities (the “Purchasers”) to sell, on a revolving basis, undivided interests in our consolidated accounts receivable. Refer to Note 7 to the consolidated financial statements included under Part I of this report for a further discussion of our securitization facility, the use of proceeds, and the change from off-balance sheet true sale accounting treatment to secured borrowing treatment applied to the 2008 RSA beginning January 1, 2010 in accordance with the Company’s adoption of ASU No. 2009-16. As of March 31, 2011, the outstanding borrowing under the accounts receivable securitization facility was $136.0 million against a total available borrowing base of $192.0 million, leaving $56.0 million available.
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
Off-Balance Sheet Arrangements
We lease approximately 3,800 tractors under operating leases. Operating leases have been an important source of financing for our revenue equipment. Tractors held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such tractors are reflected in our consolidated statements of operations in the line item “Rental expense.” Our revenue equipment rental expense was $17.2 million in the three months ended March 31 2011, compared with $18.2 million in the three months ended March 31, 2010. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed residual value. As of March 31, 2011, the maximum possible payment under the residual value guarantees was approximately $16.1 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.
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

Inflation
Inflation can have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increased. However, with the exception of fuel, the effect of inflation has been minor in recent years. Our average fuel cost per gallon has increased 32.7% between the three months ended March 31, 2010 and 2011. Historically, the majority of the increase in fuel costs has been passed on to our customers through a corresponding increase in fuel surcharge revenue, making the impact of the increased fuel costs on our operating results less severe. If fuel costs escalate and we are unable to recover these costs timely with effective fuel surcharges, it would have an adverse effect on our operation and profitability.
Forward Looking Statements
This Quarterly Report contains statements that may constitute forward-looking statements, usually identified by words such as “anticipates,” “believes,” “estimates,” “plans,” “projects,” “expects,” “intends,” or similar expressions which speak only as of the date the statement was made. Forward-looking statements in this quarterly report include statements concerning: adjustments to income tax assessments as the result of ongoing and future audits; anticipated changes in our unrecognized tax benefits during the next 12 months; the outcome of pending litigation and actions we intend to take in respect thereof; the amount and timing of the recognition of unrealized losses included in other comprehensive income; trends concerning supply, demand, pricing and costs in the trucking industry; our expectation of increasing driver wage and hiring expenses; the benefits of our fuel surcharge program and our ability to recover increasing fuel costs through surcharges; the impact of the lag effect relating to our fuel surcharges; the sources and sufficiency of our liquidity and financial resources; the consequences of a failure to maintain compliance with our debt covenants; our anticipation that we will enter into hedging instruments to mitigate our exposure to volatility of interest rates; and the timing and amount of future acquisitions of trucking equipment and other capital expenditures and the use and availability of cash, cash flow from operations, leases and debt to finance such acquisitions. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual events may differ materially from those set forth in the forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
As to the Company’s business and financial performance, the following factors, among others, could cause actual results to differ materially from those in forward-looking statements: the amount and velocity of changes in fuel prices and our ability to recover fuel prices through our fuel surcharge program; the direction and duration of any trends, in pricing and volumes; assumptions regarding demand; any future recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries in which we have a significant concentration of customers; increasing competition from trucking, rail, intermodal, and brokerage competitors; a significant reduction in, or termination of, our trucking services by a key customer; our ability to sustain cost savings realized as part of our recent cost reduction initiatives; our ability to achieve our strategy of growing our revenue; our history of net losses; volatility in the price or availability of fuel; increases in new equipment prices or replacement costs; our significant ongoing capital requirements; the regulatory environment in which we operate, including existing regulations and changes in existing regulations, or violations by us of existing or future regulations; the costs of environmental and safety compliance and/or the imposition of liabilities under environmental and safety laws and regulations; difficulties in driver recruitment and retention; increases in driver compensation to the extent not offset by increases in freight rates; potential volatility or decrease in the amount of earnings as a result of our claims exposure through our wholly-owned captive insurance companies; risks relating to our captive insurance companies; uncertainties associated with our operations in Mexico; our ability to attract and maintain relationships with owner-operators; the possible re-classification of our owner operators as employees; our ability to retain or replace key personnel; conflicts of interest or potential litigation that may arise from other businesses owned by Jerry Moyes; potential failure in computer or communications systems; our labor relations; our ability to execute or integrate any future acquisitions successfully; seasonal factors such as harsh weather conditions that increase operating costs; goodwill impairment; compliance with federal securities laws; and our ability to service our outstanding indebtedness, including compliance with our indebtedness covenants, and the impact such indebtedness may have on the way we operate our business.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have interest rate exposure arising from our senior secured credit facility, senior secured floating rate notes, 2008 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan is mitigated due a 1.50% LIBOR floor on our senior secured credit facility. We manage interest rate exposure through a mix of variable rate debt, and fixed rate notes and lease financing. In addition, we anticipate that we will enter into hedging instruments to mitigate exposure to volatility of interest rates in the future in accordance with the requirements of our senior secured credit facility. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $1.5 million.
We have commodity exposure with respect to fuel used in company-owned tractors. Further increases in fuel prices will continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, rose from an average of $2.85 per gallon for the three months ended March 31, 2010 to an average of $3.61 per gallon for the three months ended March 31, 2011. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS
Additional information about our legal proceedings is included under Part I, Item 3, “Legal Proceedings”, in our Annual Report on form 10-K for the year ended December 31, 2010.
We are involved in litigation and claims primarily arising in the normal course of business, which include claims for personal injury or property damage incurred in the transportation of freight. Our insurance program for liability, physical damage, and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts that management considers to be adequate. We expense legal fees as incurred and make a provision for the uninsured portion of contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on its knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on us. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. In addition, we are involved in the following litigation:
2004 owner-operator class action litigation
On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly situated persons against Swift Transportation: Garza vs. Swift Transportation Co., Inc., Case No. CV07-0472. The putative class originally involved certain owner-operators who contracted with us under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that we should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied plaintiff’s petition for class certification, the plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14, 2008, we filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted our petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, plaintiff renewed his motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. We filed a petition for review to the Arizona Court of Appeals to dismiss class certification, urging dismissal on several grounds including, but not limited to, the lack of an employee class representative, and because the named owner-operator class representative only contracted with us for a 3-month period under a one-year contract that no longer exists. We intend to pursue all available appellate relief supported by the record, which we believe demonstrates that the class is improperly certified and, further, that the claims raised have no merit or are subject to mandatory arbitration. The Maricopa County trial court’s decision pertains only to the issue of class certification, and we retain all of our defenses against liability and damages. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
Driving academy class action litigation
On March 11, 2009, a class action lawsuit was filed by Michael Ham, Jemonia Ham, Dennis Wolf, and Francis Wolf on behalf of themselves and all similarly situated persons against Swift Transportation: Michael Ham, Jemonia Ham, Dennis Wolf and Francis Wolf v. Swift Transportation Co., Inc., Case No. 2:09-cv-02145-STA-dkv, or the Ham Complaint. The case was filed in the United States District Court for the Western Section of Tennessee Western Division. The putative class involves former students of our Tennessee driving academy who are seeking relief against us for the suspension of their Commercial Driver Licenses or CDLs and any CDL retesting that may be required of the former students by the relevant state department of motor vehicles. The allegations arise from the Tennessee Department of Safety, or TDOS, having released a general statement questioning the validity of CDLs issued by the State of Tennessee in connection with the Swift Driving Academy located in the State of Tennessee. We have filed an answer to the Ham Complaint. We have also filed a cross claim against the Commissioner of the TDOS, or the Commissioner, for a judicial declaration and judgment that we did not engage in any wrongdoing as alleged in the complaint and a grant of injunctive relief to compel the Commissioner to redact any statements or publications that allege wrongdoing by us and to issue corrective statements to any recipients of any such publications. The Commissioner’s motion to dismiss our cross claim has been dismissed by the court. The issue of class certification must first be resolved before the court will address the merits of the case, and we retain all of our defenses against liability and damages pending a determination of class certification.

On or about April 23, 2009, two class action lawsuits were filed against us in New Jersey and Pennsylvania, respectively: Michael Pascarella, et al. v. Swift Transportation Co., Inc., Sharon A. Harrington, Chief Administrator of the New Jersey Motor Vehicle Commission, and David Mitchell, Commissioner of the Tennessee Department of Safety, Case No. 09-1921(JBS), in the United States District Court for the District of New Jersey, or the Pascarella Complaint; and Shawn McAlarnen et al. v. Swift Transportation Co., Inc., Janet Dolan, Director of the Bureau of Driver Licensing of The Pennsylvania Department of Transportation, and David Mitchell, Commissioner of the Tennessee Department of Safety, Case No. 09-1737 (E.D. Pa.), in the United States District Court for the Eastern District of Pennsylvania, or the McAlarnen Complaint. Both putative class action complaints involve former students of our Tennessee driving academy who are seeking relief against us, the TDOS, and the state motor vehicle agencies for the threatened suspension of their CDLs and any CDL retesting that may be required of the former students by the relevant state department of motor vehicles. The potential suspension and CDL re-testing was initiated by certain states in response to the general statement by the TDOS questioning the validity of CDL licenses the State of Tennessee issued in connection with the Swift Driving Academy located in Tennessee. The Pascarella Complaint and the McAlarnen Complaint are both based upon substantially the same facts and circumstances as alleged in the Ham Complaint. The only notable difference among the three complaints is that both the Pascarella and McAlarnen Complaints name the local motor vehicles agency and the TDOS as defendants, whereas the Ham Complaint does not. We deny the allegations of any alleged wrongdoing and intend to vigorously defend our position. The McAlarnen Complaint has been dismissed without prejudice because the McAlarnen plaintiff has elected to pursue the Director of the Bureau of Driver Licensing of the Pennsylvania Department of Transportation for damages. We have filed an answer to the Pascarella Complaint. We have also filed a cross-claim against the Commissioner for a judicial declaration and judgment that we did not engage in any wrongdoing as alleged in the complaint and a request for injunctive relief to compel the Commissioner to redact any statements or publications that allege wrongdoing by us and to issue corrective statements to any recipients of any such publications. The Commissioner’s motion to dismiss our cross claim has been dismissed by the court.
On May 29, 2009, we were served with two additional class action complaints involving the same alleged facts as set forth in the Ham Complaint and the Pascarella Complaint. The two matters are (i) Gerald L. Lott and Francisco Armenta on behalf of themselves and all others similarly situated v. Swift Transportation Co., Inc. and David Mitchell the Commissioner of the Tennessee Department of Safety, Case No. 2:09-cv-02287, filed on May 7, 2009 in the United States District Court for the Western District of Tennessee, or the Lott Complaint; and (ii) Marylene Broadnax on behalf of herself and all others similarly situated v. Swift Transportation Corporation, Case No. 09-cv-6486-7, filed on May 22, 2009 in the Superior Court of Dekalb County, State of Georgia, or the Broadnax Complaint. While the Ham Complaint, the Pascarella Complaint, and the Lott Complaint all were filed in federal district courts, the Broadnax Complaint was filed in state court. As with all of these related complaints, we have filed an answer to the Lott Complaint and the Broadnax Complaint. We have also filed a cross-claim against the Commissioner for a judicial declaration and judgment that we did not engage in any wrongdoing as alleged in the complaint and a request for injunctive relief to compel the Commissioner to redact any statements or publications that allege wrongdoing by us and to issue corrective statements to any recipients of any such publications. The Commissioner’s motion to dismiss our cross claim has been dismissed by the court.
The Pascarella Complaint, the Lott Complaint, and the Broadnax Complaint are consolidated with the Ham Complaint in the United States District Court for the Western District of Tennessee and discovery is ongoing.
The portion of the Lott complaint against the Commissioner has been dismissed as a result of a settlement agreement reached between the approximately 138 Lott class members and the Commissioner granting the class members 90 days to retake the test for their CDL.
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

Owner-operator misclassification class action litigation
On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: John Doe 1 and Joseph Sheer v. Swift Transportation Co., Inc., and Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 09-CIV-10376 filed in the United States District Court for the Southern District of New York, or the Sheer Complaint. The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act, of FLSA and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 200 other current or former owner-operators have joined this lawsuit. Upon our motion, the matter has been transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On June 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The Court also denied plaintiff’s request to arbitrate the matter as a class. The plaintiff has filed a petition for a writ of mandamus asking that the District Court’s order be vacated. We intend to vigorously defend against any arbitration proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
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
The Company is involved in other pending litigation and claims primarily arising in the normal course of business, which include claims for personal injury or property damage incurred in the transportation of freight. Our insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts that management considers to be adequate. Based on its knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on the Company.

ITEM 1A:	RISK FACTORS
In addition to the other information set forth in this report, the factors discussed in Part I, Item 1, “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2010, should be carefully considered as these risk factors could materially affect our business, financial condition, future results and/or our ability to maintain compliance with our debt covenants. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, operating results and/or our ability to maintain compliance with our debt covenants.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Registered Securities
On December 21, 2010, we completed an initial public offering of our Class A common stock. The offering was made pursuant to a registration statement on Form S-1 (file no. 333-168257) with an effective date of December 14, 2010 for an aggregate 73,300,000 shares of Class A Common Stock for $11.00 per share. All of these shares were sold upon the initial closing of the IPO on December 16, 2010. The net proceeds to us, after deducting $40.3 million of underwriting discounts and commissions and before deducting estimated offering expenses payable by us, were approximately $766.0 million. In addition, we granted the underwriters an option for a period of 30 days to purchase from us up to an additional 10,995,000 shares of Class A common stock. In January 2011, the underwriters partially exercised this overallotment option and purchased an additional 6,050,000 shares of Class A common stock resulting in net proceeds to us of $63.2 million, net of underwriting discounts and commissions of $3.3 million.
The managing underwriters for the IPO were Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Deutsche Bank Securities, Inc., UBS Securities LLC and Citigroup Global Markets, Inc.
We used the net proceeds from such offering, together with the $1.06 billion of proceeds from our new senior secured term loan and $490 million of proceeds from our private placement of $500 million face value of new senior second priority secured notes, which debt issuances were completed substantially concurrently with the IPO, to (i) repay all amounts outstanding under our then existing senior secured credit facility, (ii) purchase all then outstanding senior secured notes tendered in the tender offer and consent solicitation, (iii) pay our interest rate swap counterparties to terminate the interest rate swap agreements related to our then existing floating rate debt, (iv) pay fees and expenses related to the debt issuance and stock offering, and (v) with the overallotment proceeds, to repay approximately $60.0 million outstanding under our new senior secured term loan facility and $3.2 million of our accounts receivable securitization facility.

The following table summarizes the sources and uses of proceeds in connection with our initial public offering and the debt issuances. The amounts in the table include the $63.2 million of proceeds we received in January 2011 upon our issuance of an additional 6,050,000 shares of Class A common stock pursuant to the underwriters’ exercise of their over-allotment option, and our use of such additional proceeds to pay down $60.0 million of the senior secured term loan in January 2011 and $3.2 million of our securitization obligation in February 2011.

Sources	Amount
(In millions)

Proceeds from Class A common stock offering	$829.2
New senior secured credit facility(1)	1,059.3
New senior second priority secured notes(2)	490.0
Cash	17.3

Total Sources	$2,395.8

Uses	Amount
(In millions)

Repay existing senior secured credit facility(3)	$1,488.4
Repurchase existing senior secured notes(4)	682.6
Payments to settle interest rate swap liabilities	66.4
Fees and expenses(5)	60.8
Accrued interest and commitment fees	34.4
Payment on new senior secured term loan	60.0
Payment on accounts receivable securitization obligation	3.2

Total Uses	$2,395.8

(1)	Our new $400.0 million senior secured revolving credit facility was undrawn immediately after the closing of this offering. Such amount reflects original issue discount of 1.0%.

(2)	Such amount reflects the underwriters’ discount of 2.0%.

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

(5)
Reflects fees and expenses paid at closing of the IPO and concurrent refinancing transactions consisting of (i) $10.7 million of fees relating to the new senior secured term loan, (ii) $4.0 million of fees related to our new revolving senior secured credit facility, (iii) $41.7 million of premium expense and $3.4 million of dealer manager fees associated with the tender of our existing senior secured notes, and (iv) $1.0 million of third-party legal, financial, advisory and other fees associated with the IPO and the concurrent refinancing transactions. These amounts exclude out of pocket expenses paid before and after closing for legal, accounting, printing, financial advisory, ratings agency, and other services totaling approximately $9 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our equity securities during the reporting period, and there are currently no share repurchase programs authorized by our board of directors.
Dividend Policy
We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends and other distributions in cash, stock, or property by Swift in the future will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our senior secured credit facility and the indenture governing our senior second priority secured notes, capital requirements, and other factors.

ITEM 3:	NOT APPLICABLE

ITEM 4:	[REMOVED AND RESERVED]

ITEM 5:	NOT APPLICABLE

ITEM 6:	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010
3.2	Amended and Restated Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010
10.1	Credit Agreement among Swift Transportation Co., as borrower, Swift Transportation Company and the other guarantors parties thereto, as guarantors, and the lenders and agents parties thereto	Filed herewith
31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SWIFT TRANSPORTATION COMPANY
/s/ Jerry Moyes
(Signature)
Jerry Moyes Chief Executive Officer and President

Date: May 11, 2011

/s/ Virginia Henkels
(Signature)
Virginia Henkels Executive Vice President and Chief Financial Officer
Date: May 11, 2011