Form 10-Q
period 2011-06-30
SWIFT TRANSPORTATION Co
filed 2011-08-09
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-35007
Swift Transportation Company
(Exact name of registrant as specified in its charter)

Delaware	20-5589597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2200 South 75 th Avenue
Phoenix, AZ 85043
(Address of principal executive offices and zip code)
(602) 269-9700
(Registrant’s telephone number, including area code)
N/A
(Former name, former address, and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Class A common stock as of August 4, 2011 was 79,381,863, and the number of outstanding shares of the registrant’s Class B common stock as of August 4, 2011 was 60,116,713.

PART I.     FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS
Swift Transportation Company and Subsidiaries
Consolidated balance sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$44,656	$47,494
Restricted cash	96,294	84,568
Accounts receivable, net	332,312	276,879
Income tax refund receivable	8,633	5,059
Inventories and supplies	17,916	9,882
Assets held for sale	11,526	8,862
Prepaid taxes, licenses, insurance and other	43,184	40,709
Deferred income taxes	27,798	30,741
Other current assets	12,303	8,122

Total current assets	594,622	512,316

Property and equipment, at cost:
Revenue and service equipment	1,648,280	1,600,025
Land	136,043	141,474
Facilities and improvements	227,758	224,976
Furniture and office equipment	36,317	33,660

Total property and equipment	2,048,398	2,000,135
Less: accumulated depreciation and amortization	730,563	660,497

Net property and equipment	1,317,835	1,339,638
Insurance claims receivable	—	34,892
Other assets	66,497	59,049
Intangible assets, net	359,400	368,744
Goodwill	253,256	253,256

Total assets	$2,591,610	$2,567,895

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$97,855	$90,220
Accrued liabilities	104,044	80,455
Current portion of claims accruals	75,021	86,553
Current portion of long-term debt and obligations under capital leases	55,728	66,070
Fair value of guarantees	2,886	2,886

Total current liabilities	335,534	326,184

Long-term debt and obligations under capital leases	1,632,732	1,708,030
Claims accruals, less current portion	110,433	135,596
Deferred income taxes	315,066	303,549
Securitization of accounts receivable	176,000	171,500
Fair value of interest rate swaps	3,412	—
Other liabilities	4,133	6,207

Total liabilities	2,577,310	2,651,066

Contingencies (note 13)
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; Authorized 1,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 79,377,725 and 73,300,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	794	733
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 60,116,713 shares issued and outstanding at June 30, 2011 and December 31, 2010	601	601
Additional paid-in capital	890,066	822,140
Accumulated deficit	(863,883)	(886,671)
Accumulated other comprehensive loss	(13,480)	(20,076)
Noncontrolling interests	202	102

Total stockholders’ equity (deficit)	14,300	(83,171)

Total liabilities and stockholders’ equity (deficit)	$2,591,610	$2,567,895

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statements of operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Amounts in thousands, except per share data)
Operating revenue	$850,470	$736,185	$1,609,359	$1,391,015

Operating expenses:
Salaries, wages and employee benefits	202,556	186,918	398,032	364,721
Operating supplies and expenses	58,766	54,221	115,870	102,051
Fuel	168,537	115,494	318,818	221,576
Purchased transportation	223,680	197,789	417,717	373,491
Rental expense	19,224	19,493	37,213	38,396
Insurance and claims	27,876	29,479	50,601	49,686
Depreciation and amortization of property and equipment	51,553	48,403	101,911	108,422
Amortization of intangibles	4,617	5,199	9,344	10,677
Impairments	—	—	—	1,274
Gain on disposal of property and equipment	(700)	(1,757)	(2,955)	(3,205)
Communication and utilities	6,335	6,132	12,795	12,554
Operating taxes and licenses	15,459	13,625	30,717	26,990

Total operating expenses	777,903	674,996	1,490,063	1,306,633

Operating income	72,567	61,189	119,296	84,382

Other (income) expenses:
Interest expense	36,631	62,768	74,132	125,364
Derivative interest expense	4,003	18,292	8,683	42,006
Interest income	(471)	(283)	(938)	(503)
Other	(664)	(1,469)	(1,175)	(1,840)

Total other (income) expenses, net	39,499	79,308	80,702	165,027

Income (loss) before income taxes	33,068	(18,119)	38,594	(80,645)
Income tax expense (benefit)	13,485	4,960	15,806	(4,565)

Net income (loss)	$19,583	$(23,079)	$22,788	$(76,080)

Basic earnings (loss) per share	$0.14	$(0.38)	$0.16	$(1.27)

Diluted earnings (loss) per share	$0.14	$(0.38)	$0.16	$(1.27)

Shares used in per share calculations
Basic	139,479	60,117	138,807	60,117

Diluted	140,716	60,117	139,812	60,117

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statements of comprehensive income (loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)
Net income (loss)	$19,583	$(23,079)	$22,788	$(76,080)
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax	(2,087)	—	(2,087)	—
Accumulated losses on derivatives reclassified to income, net of tax	4,003	9,941	8,683	20,903

Total other comprehensive income	1,916	9,941	6,596	20,903

Comprehensive income (loss)	$21,499	$(13,138)	$29,384	$(55,177)

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statement of stockholders’ equity (deficit)

	Class A		Class B				Accumulated
	Common Stock		Common Stock		Additional		Other		Total
		Par		Par	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Interests	Equity (Deficit)
	(Unaudited)
	(Dollars in thousands)

Balances, December 31, 2010	73,300,000	$733	60,116,713	$601	$822,140	$(886,671)	$(20,076)	$102	$(83,171)
Issuance of Class A common stock for cash, net of fees and expenses of issuance	6,050,000	61			62,933				62,994
Grant of restricted Class A common stock	9,334	—			140				140
Exercise of stock options and tax deficiency	18,391	—			250				250
Other comprehensive income							6,596		6,596
Non-cash equity compensation					4,603				4,603
Sale of interest in captive insurance subsidiary								100	100
Net income						22,788			22,788

Balances, June 30, 2011	79,377,725	$794	60,116,713	$601	$890,066	$(863,883)	$(13,480)	$202	$14,300

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statements of cash flows

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$22,788	$(76,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	111,255	119,292
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	12,310	6,404
Gain on disposal of property and equipment less write-off of totaled tractors	(2,197)	(2,870)
Impairment of property and equipment	—	1,274
Deferred income taxes	15,785	(21,673)
Provision for (reduction of) allowance for losses on accounts receivable	21	(1,922)
Income effect of mark-to-market adjustment of interest rate swaps	—	16,813
Non-cash equity compensation	4,743	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(55,454)	(34,539)
Inventories and supplies	(8,034)	836
Prepaid expenses and other current assets	(6,049)	1,470
Other assets	(6,315)	3,261
Accounts payable, accrued and other liabilities	33,360	20,986

Net cash provided by operating activities	122,213	33,252

Cash flows from investing activities:
Increase in restricted cash	(11,726)	(35,326)
Proceeds from sale of property and equipment	16,357	15,491
Capital expenditures	(111,158)	(58,705)
Payments received on notes receivable	3,784	2,702
Expenditures on assets held for sale	(4,987)	(981)
Payments received on assets held for sale	6,232	1,263
Payments received on equipment sale receivables	—	208

Net cash used in investing activities	(101,498)	(75,348)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	62,994	—
Repayment of long-term debt and capital leases	(87,872)	(35,689)
Borrowings under accounts receivable securitization	86,000	79,000
Repayment of accounts receivable securitization	(81,500)	(90,000)
Payment of deferred loan costs	(3,425)	—
Other financing activities	250	228

Net cash used in financing activities	(23,553)	(46,461)

Net decrease in cash and cash equivalents	(2,838)	(88,557)

Cash and cash equivalents at beginning of period	47,494	115,862
Cash and cash equivalents at end of period	$44,656	$27,305

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statements of cash flows — (continued)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$50,956	$147,958

Income taxes	$4,280	$25,358

Supplemental schedule of:
Non-cash investing activities:
Equipment sales receivables	$3,150	$2,869

Equipment purchase accrual	$5,946	$21,711

Notes receivable from sale of assets	$4,301	$4,201

Non-cash financing activities:
Re-recognition of securitized accounts receivable	$—	$148,000

Capital lease additions	$705	$28,802

Cancellation of senior notes	$—	$89,352

Reduction in stockholder loan	$—	$231,000

Paid-in-kind interest on stockholder loan	$—	$3,246

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited)
Note 1. Basis of Presentation
Swift Transportation Company (formerly Swift Corporation) is the holding company for Swift Transportation Co., LLC (a Delaware limited liability company, formerly Swift Transportation Co., Inc., a Nevada corporation) and its subsidiaries (collectively, “Swift Transportation Co.”), a truckload carrier headquartered in Phoenix, Arizona, and Interstate Equipment Leasing, LLC (“IEL”) (all the foregoing being, collectively, “Swift” or the “Company”). The Company operates predominantly in one industry, road transportation, throughout the continental United States and Mexico and has only one reportable segment. At June 30, 2011, the Company operated a national terminal network and a tractor fleet of approximately 16,900 units comprised of 12,800 company tractors and 4,100 owner-operator tractors, a fleet of 49,300 trailers, and 5,700 intermodal containers.
In the opinion of management, the accompanying financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) include all adjustments necessary for the fair presentation of the interim periods presented. These interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2010. Management has evaluated the effect on the Company’s reported financial condition and results of operations of events subsequent to June 30, 2011 through the issuance of the financial statements.
Note 2. New Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU was issued concurrently with International Financial Reporting Standards (“IFRS”) 13, Fair Value Measurements (IFRS 13), and amends Accounting Standards Codification Topic (“Topic”) 820 to require entities to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU No. 2011-04 is effective for the Company’s interim and annual periods prospectively beginning January 1, 2012. Early adoption is not permitted for the Company. In the period of adoption, the Company will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The Company does not expect the adoption of this statement to have a material impact on the amounts and disclosures in its consolidated financial statements.
Note 3. Issuance of Class A Common Stock
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
Note 4. Income Taxes
The effective tax rate for the three and six months ended June 30, 2011 was 41%, which was 2% higher than the expected effective tax rate primarily due to the amortization of previous losses from accumulated other comprehensive income (“OCI”) to income (for book purposes) related to the Company’s previous interest rate swaps that were terminated in December 2010 and a change in unrecognized tax benefits during the quarter resulting from a state tax audit. The effective tax rate for the three months ended June 30, 2010 was -27%, representing income tax expense on a net loss; this result was also primarily due to the amortization of previous losses from accumulated OCI related to the previous interest rate swaps and a change in unrecognized tax benefits during the quarter resulting from an IRS examination. The effective tax rate for the six months ended June 30, 2010 was 6%, which was 19% less than the 2010 expected effective tax rate of 25% as a result of the same factors causing the difference in the three months ended June 30, 2010. The amortization had a larger impact on the effective tax rate in the 2010 periods because the amortization was larger in 2010, and because the magnitude of the estimated expected full year pre-tax income (loss) was smaller for 2010.
As of June 30, 2011, the Company had unrecognized tax benefits totaling approximately $5.3 million, all of which would favorably impact its effective tax rate if subsequently recognized. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of June 30, 2011 were approximately $1.9 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company anticipates that the total amount of unrecognized tax benefits may decrease by approximately $3.8 million during the next twelve months, which should not have a material impact on the Company’s financial statements.

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
Note 5. Intangible Assets
Intangible assets as of June 30, 2011 and December 31, 2010 were (in thousands):

	June 30,	December 31,
	2011	2010
Customer Relationship:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(96,961)	(87,617)

Trade Name:
Gross carrying value	181,037	181,037

Intangible assets, net	$359,400	$368,744

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
Amortization of intangibles for three months ended June 30, 2011 and 2010 is comprised of $4.3 million and $4.9 million respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to previous intangible assets existing prior to the 2007 going private transaction. Amortization of intangibles for six months ended June 30, 2011 and 2010 is comprised of $8.8 million and $10.1 million respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.6 million in each period related to previous intangible assets existing prior to the 2007 going private transaction.
Note 6. Assets Held for Sale
Assets held for sale as of June 30, 2011 and December 31, 2010 were (in thousands):

	June 30,	December 31,
	2011	2010
Land and facilities	$7,625	$3,896
Revenue equipment	3,901	4,966

Assets held for sale	$11,526	$8,862

As of June 30, 2011 and December 31, 2010, assets held for sale are stated at the lower of depreciated cost or fair value less estimated selling expenses. The Company expects to sell these assets within the next twelve months. The increase in assets held for sale during the six months ended June 30, 2011 was the result of management identifying a property at its Mira Loma, California facility as an asset held for sale with a carrying value of $4.9 million in the first quarter of 2011. This increase was offset by the sale of a property located in Laredo, Texas previously identified as an asset held for sale with a carrying value of $1.2 million in the first quarter of 2011.
In the first quarter of 2010, management undertook an evaluation of the Company’s revenue equipment and concluded that it would be more cost effective to dispose of approximately 2,500 trailers through scrap or sale rather than to maintain them in the operating fleet. These trailers met the requirements for assets held for sale treatment and were reclassified as such, with a related $1.3 million pre-tax impairment charge being recorded during the period as discussed in Note 11.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Note 7. Debt and Financing Transactions
Other than the Company’s accounts receivable securitization as discussed in Note 8 and its outstanding capital lease obligations as discussed in Note 9, the Company had long-term debt outstanding at June 30, 2011 and December 31, 2010, respectively, as follows (in thousands):

	June 30,	December 31,
	2011	2010
Senior secured first lien term loan due December 2016, net of $9,753 and $10,649 OID at June 30, 2011 and December 31, 2010, respectively	$999,636	$1,059,351
Senior second priority secured notes due November 15, 2018, net of $9,333 and $9,965 OID at June 30, 2011 and December 31, 2010, respectively	490,667	490,035
Floating rate notes due May 15, 2015	11,000	11,000
12.50% fixed rate notes due May 15, 2017	15,638	15,638
Note payable, with principal and interest payable in five annual payments of $514 plus interest at a fixed rate of 7.00% through February 2013 secured by real property	1,028	1,542
Notes payable, with principal and interest payable in 24 monthly payments of $130 including interest at a fixed rate of 7.5% through May 2011	—	512
Notes payable, with principal and interest payable in 36 monthly payments of $38 at a fixed rate of 4.25% through December 2013	1,152	1,394

Total long-term debt	1,519,121	1,579,472
Less: current portion	870	10,304

Long-term debt, less current portion	$1,518,251	$1,569,168

The majority of currently outstanding debt was issued in December 2010 to refinance debt initially incurred in connection with the Company’s acquisition of Swift Transportation Co. in May 2007, a going private transaction under SEC rules. The debt outstanding at June 30, 2011 primarily consists of proceeds from a first lien term loan, pursuant to a senior secured credit facility with a group of lenders, with a face value of $1.01 billion at June 30, 2011, net of unamortized original issue discount of $9.8 million, and proceeds from the offering of $500 million face value of senior second priority secured notes, net of unamortized original issue discount of $9.3 million at June 30, 2011. The credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary. As of June 30, 2011 and December 31, 2010, the balance of deferred loan costs was $24.7 million and $23.1 million, respectively, and is reported in other assets in the consolidated balance sheets.
In January 2011, the Company used $60.0 million of proceeds from its issuance of an additional 6,050,000 shares of its Class A common stock, as discussed in Note 3, to pay down the first lien term loan. As a result of this prepayment, the next scheduled principal payment on the first lien term loan is due September 30, 2016.
Senior Secured Credit Facility
The credit facility was entered into on December 21, 2010 and consists of a first lien term loan with an original aggregate principal amount of $1.07 billion due December 2016 and a $400 million revolving line of credit due December 2015. As of June 30, 2011, interest on the first lien term loan accrues at 6.00% (the LIBOR floor of 1.50% plus the applicable margin of 4.50%). As of June 30, 2011, there were no borrowings under the $400 million revolving line of credit, while the Company had outstanding letters of credit under the revolving line of credit primarily for workers’ compensation and self-insurance liability purposes totaling $167.9 million, leaving $232.1 million available under the revolving line of credit. Outstanding letters of credit incur fees of 4.50% per annum. The Company was in compliance with the covenants in the senior secured credit agreement at June 30, 2011.
Senior Second Priority Secured Notes
On December 21, 2010, Swift Services Holdings, Inc., a wholly owned subsidiary, completed a private placement of senior second priority secured notes totaling $500 million face value which mature in November 2018 and bear interest at 10.00% (the “senior notes”). The Company received proceeds of $490 million, net of a $10.0 million original issue discount. Interest on the senior notes is payable on May 15 and November 15 each year. The Company was in compliance with the covenants in the indenture governing the senior notes at June 30, 2011.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Fixed and Floating-Rate Notes
As of June 30, 2011, there was $11.0 million outstanding of floating rate notes due May 15, 2015, accruing at three-month LIBOR plus 7.75% (8.01% at June 30, 2011), and $15.6 million outstanding of 12.50% fixed rate notes due May 15, 2017. The Company was in compliance with the covenants in the indentures governing the fixed and floating rate notes at June 30, 2011. In July 2011, the Company initiated a call of the $11.0 million remaining floating rate notes at par, which call is scheduled to close on August 15, 2011.
Note 8. Accounts Receivable Securitization
On June 8, 2011, Swift Receivables Company II, LLC, a Delaware limited liability company (“SRCII”), a wholly-owned bankruptcy-remote special purpose subsidiary, entered into a receivables sale agreement (the “2011 RSA”) with unrelated financial entities (the “Purchasers”) to replace the Company’s prior accounts receivable sale facility and to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. Pursuant to the 2011 RSA, the Company’s receivable originator subsidiaries will sell all of their eligible accounts receivable to SRCII, which in turn, sells a variable percentage ownership interest in its accounts receivable to the Purchasers. The 2011 RSA provides for up to $275 million initially in borrowing capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The 2011 RSA terminates on June 8, 2014 and is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. Outstanding balances under the 2011 RSA accrue program fees generally at commercial paper rates plus 125 basis points and unused capacity is subject to an unused commitment fee of 40 basis points. Pursuant to the 2011 RSA, collections on the underlying receivables by the Company are held for the benefit of SRCII and the Purchasers in the facility and are unavailable to satisfy claims of the Company and its subsidiaries. The facility qualifies for treatment as a secured borrowing under Topic 860, “Transfers and Servicing,” and as such, outstanding amounts are carried on the Company’s balance sheet as a liability with program fees recorded in interest expense.
Additionally, on June 8, 2011, in connection with the entry into the 2011 RSA discussed above, the Company terminated its prior receivables sale agreement, dated as of July 30, 2008 (the “2008 RSA”). The maximum amount available under the 2008 RSA was $210 million and outstanding balances under the 2008 RSA accrued interest at a yield of LIBOR plus 300 basis points or Prime plus 200 basis points, at the Company’s discretion.
For the three and six months ended June 30, 2011, the Company incurred program fee expenses of $1.1 million and $2.4 million, respectively, associated with the 2011 RSA and 2008 RSA, which was recorded in interest expense. For the three and six months ended June 30, 2010, the Company incurred program fee expenses of $1.3 million and $2.4 million, respectively, associated with the 2008 RSA, which was recorded in interest expense. As of June 30, 2011, the outstanding borrowing under the 2011 RSA was $176.0 million against a total available borrowing base of $256.9 million, leaving $80.9 million available.
Note 9. Capital Leases
The Company leases certain revenue equipment under capital leases. The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. The Company is obligated to pay the balloon payments at the end of the leased term whether or not it receives the proceeds of the contracted residual values from the respective manufacturers. Certain leases contain renewal or fixed price purchase options. Obligations under capital leases total $169.3 million at June 30, 2011, the current portion of which is $54.9 million. The leases are collateralized by revenue equipment with a cost of $376.1 million and accumulated amortization of $131.3 million at June 30, 2011. The amortization of the equipment under capital leases is included in depreciation and amortization of property and equipment.
Note 10. Derivative Financial Instruments
In April 2011, as contemplated by the credit facility, the Company entered into two forward-starting interest rate swap agreements with a total notional amount of $350 million. These interest rate swaps take effect in January 2013 and have a maturity date of July 2015. At April 27, 2011 (“designation date”), the Company designated and qualified these interest rate swaps as cash flow hedges. These interest rate swap agreements are highly effective as a hedge of the Company’s variable rate debt. Subsequent to the April 27, 2011 designation date, the effective portion of the changes in fair value of the designated swaps is recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the variable debt affects earnings, which hedged interest accruals do not begin until January 2013. Any ineffective portions of the changes in the fair value of designated interest rate swaps will be recognized directly to earnings as derivative interest expense in the Company’s statements of operations. At June 30, 2011, changes in fair value of the designated interest rate swap agreements totaling $2.1 million, net of tax, were reflected in

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
accumulated OCI. As of June 30, 2011, the Company estimates that none of the unrealized losses included in OCI related to these swaps will be realized and reported in earnings within the next twelve months. The fair value of the interest rate swap liability at June 30, 2011 was $3.4 million. The fair values of the interest rate swaps are based on valuations provided by third parties, derivative pricing models, and credit spreads derived from the trading levels of the Company’s first lien term loan. Refer to Note 11 for further discussion of the Company’s fair value methodology.
In December 2010, in conjunction with its IPO and debt refinancing transactions, the Company terminated its last two remaining interest rate swap agreements related to its refinanced debt and paid $66.4 million to the counterparties to settle the outstanding liabilities. In accordance with Topic 815, Derivatives and Hedging, the balance of unrealized losses recorded in accumulated OCI on the date of termination is required to remain in accumulated OCI and be amortized to expense through the term of the hedged interest payments, which extends to the original maturity of the swaps in August 2012. At June 30, 2011 and December 31, 2010, unrealized losses totaling $11.5 million and $20.2 million after taxes, respectively, were reflected in accumulated OCI. As of June 30, 2011, the Company estimates that $11.0 million of unrealized losses included in accumulated OCI related to the terminated swaps will be realized and reported in earnings within the next twelve months.
As of June 30, 2011 and December 31, 2010, information about classification of fair value of the Company’s interest rate derivative contracts, all of which are designated as hedging instruments under Topic 815, is as follows (in thousands):

		Fair Value
	Balance Sheet	June 30,	December 31,
Derivative Liabilities Description	Classification	2011	2010
Interest rate derivative contracts designated as hedging instruments under Topic 815:	Fair value of interest rate swaps	$3,412	$—

Total derivatives		$3,412	$—

For the three and six month periods ended June 30, 2011 and 2010, information about amounts and classification of gains and losses from the Company’s interest rate derivative contracts that were designated as hedging instruments under Topic 815 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Amount of loss recognized in OCI on derivative (effective portion)	$3,412	$—	$3,412	$—
Amount of loss reclassified from accumulated OCI into income as “Derivative interest expense” (effective portion)	$(4,003)	$(9,941)	$(8,683)	$(20,903)
For the three and six months ended June 30, 2011 and 2010, information about amounts and classification of gains and losses on the Company’s interest rate derivative contracts that were not designated as hedging instruments under Topic 815 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Amount of loss recognized in income on derivative as “Derivative interest expense”	$—	$(8,351)	$—	$(21,103)
Note 11. Fair Value Measurement
Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of June 30, 2011 and December 31, 2010, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial Liabilities:
Senior secured first lien term loan	$999,636	$1,003,884	$1,059,351	$1,062,497
Senior second priority secured notes	490,667	519,494	490,035	513,312
Fixed rate notes	15,638	16,615	15,638	17,202
Floating rate notes	11,000	10,931	11,000	10,973
Securitization of accounts receivable	176,000	176,000	171,500	174,715
Interest rate swaps	3,412	3,412	N/A	N/A
The carrying amounts shown in the table (other than the securitization of accounts receivable and interest rate swaps) are included in the consolidated balance sheet in Long-term debt and obligations under capital leases. The fair values of the financial instruments shown in the above table as of June 30, 2011 and December 31, 2010 represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances.
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
Securitization of Accounts Receivable
The Company’s securitization of accounts receivable consists of borrowings outstanding pursuant to the Company’s 2011 RPA, as discussed in Note 8. Its fair value is estimated by discounting future cash flows using a discount rate commensurate with the uncertainty involved.
Interest rate swaps
The Company’s interest rate swap agreements were carried on the balance sheet at fair value at June 30, 2011 and consisted of two interest rate swaps. These swaps were entered into for the purpose of hedging the variability of interest expense and interest payments on the Company’s long-term variable rate debt. Because the Company’s interest rate swaps are not actively traded, they are valued using valuation models. Interest rate yield curves and credit spreads derived from trading levels of the Company’s first lien term loan are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments the Company holds. The Company considers the effect of its own credit standing and that of its counterparties in the valuations of its derivative financial instruments. As of June 30, 2011, the Company had recorded a credit valuation adjustment of $0.5 million, based on the credit spread derived from trading levels of the Company’s first lien term loan, to reduce the interest rate swap liability to its fair value.
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

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company will measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Following is a brief summary of the Company’s classification within the fair value hierarchy of each major category of assets and liabilities that it measures and reports on its balance sheet at fair value on a recurring basis as of June 30, 2011:
•
Interest rate swaps. The Company’s interest rate swaps are not actively traded but are valued using valuation models and credit valuation adjustments, both of which use significant inputs that are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classified these valuation techniques as Level 2 in the hierarchy.

As of June 30, 2011, information about inputs into the fair value measurements of each major category of the Company’s assets and liabilities that were measured at fair value on a recurring basis in periods subsequent to their initial recognition was as follows (in thousands):

Fair Value Measurements at Reporting Date Using
Quoted
Prices in
		Active	Significant
	Total Fair	Markets for	Other	Significant
	Value and	Identical	Observable	Unobservable
	Carrying Value	Assets	Inputs	Inputs
Description	on Balance Sheet	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2011:
Liabilities:
Interest rate swaps	$3,412	$—	$3,412	$—
The following table sets forth a reconciliation of the changes in fair value during the six month period ended June 30, 2010 of the Company’s Level 3 retained interest in receivables that was measured at fair value on a recurring basis prior to the Company’s adoption of ASU No. 2009-16, Accounting for Transfers of Financial Assets (Topic 860), on January 1, 2010 (in thousands):

		Sales, Collections		Transfers in
	Fair Value at	and	Total Realized	and/or Out of	Fair Value at
	Beginning of Period	Settlements, Net	Gains (Losses)	Level 3	End of Period
Six Months Ended June 30, 2010	$79,907	$—	$—	$(79,907)[1]	$—

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

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
For the six month period ended June 30, 2010, information about inputs into the fair value measurements of the Company’s assets that were measured at fair value on a nonrecurring basis in the period is as follows (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
	Fair Value at	Identical Assets	Inputs	Unobservable	Total Gains
Description	End of Period	(Level 1)	(Level 2)	Inputs (Level 3)	(Losses)
Six Months Ended June 30, 2010
Long-lived assets held for sale	2,277	—	—	2,277	(1,274)

Total	$2,277	$—	$—	$2,277	$(1,274)

In accordance with the provisions of Topic 360, Property, Plant and Equipment, trailers with a carrying amount of $3.6 million were written down to their fair value of $2.3 million during the first quarter of 2010, resulting in an impairment charge of $1.3 million, which was included in impairments in the consolidated statement of operations for the six months ended June 30, 2010. The impairment of these assets was identified due to the Company’s decision to remove them from the operating fleet through sale or salvage. For these assets valued using significant unobservable inputs, inputs utilized included the Company’s estimates and recent auction prices for similar equipment and commodity prices for units expected to be salvaged.
Note 12. Earnings (loss) per Share
The computation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net income (loss)	$19,583	$(23,079)	$22,788	$(76,080)

Weighted average shares:
Common shares outstanding for basic earnings (loss) per share	139,479	60,117	138,807	60,117

Common shares outstanding for diluted earnings (loss) per share	140,716	60,117	139,812	60,117

Basic earnings (loss) per share	$0.14	$(0.38)	$0.16	$(1.27)

Diluted earnings (loss) per share	$0.14	$(0.38)	$0.16	$(1.27)

The difference between basic shares outstanding and diluted shares outstanding for the three and six month periods ended June 30, 2011 represents the dilutive effect of potential Class A common shares issuable under outstanding stock option awards. As discussed in Note 3, the Company issued 6,050,000 shares of Class A common stock in January 2011. For the three and six months ended June 30, 2010, all potential common shares issuable upon exercise of outstanding stock options are excluded from diluted shares outstanding as their effect is antidilutive. As of June 30, 2011 and 2010, there were 5,906,758 and 6,207,920 options outstanding, respectively.
Note 13. Contingencies
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
Note 14. Change in Estimate
In the first quarter of 2010, management undertook an evaluation of the Company’s revenue equipment and concluded that it would be more cost effective to scrap approximately 7,000 dry van trailers rather than to maintain them in the operating fleet and is now in the process of scrapping them. These trailers did not qualify for assets held for sale treatment and were thus considered long-lived assets held and used. As a result, management revised its previous estimates regarding remaining useful lives and estimated residual values for these trailers, resulting in incremental depreciation expense in the first quarter of 2010 of $7.4 million. These trailers are in addition to the approximately 2,500 trailers that were reclassified to assets held for sale, as discussed in Note 6.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Note 15. Guarantor Condensed Consolidating Financial Statements
The payment of principal and interest on the Company’s senior second priority secured notes are guaranteed by the Company’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”) other than its driver academy subsidiary, its captive insurance subsidiaries, its special-purpose receivables securitization subsidiary, and its foreign subsidiaries (the “Non-guarantor Subsidiaries”). The separate financial statements of the Guarantor Subsidiaries are not included herein because the Guarantor Subsidiaries are the Company’s wholly-owned consolidated subsidiaries and are jointly, severally, fully and unconditionally liable for the obligations represented by the senior second priority secured notes.
The condensed consolidating financial statements present consolidating financial data for (i) Swift Transportation Company (on a parent only basis), (ii) Swift Services Holdings, Inc. (on an issuer only basis), (iii) the combined Guarantor Subsidiaries, (iv) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and (v) the parent company and subsidiaries on a consolidated basis as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010. Swift Services Holdings, Inc. was formed in November 2010 in anticipation of the issuance of the senior second priority secured notes, and as such, there is no financial activity for this entity prior to this date.
Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating balance sheet as of June 30, 2011

	Swift	Swift
	Transportation	Services		Non-	Eliminations
	Company	Holdings,	Guarantor	Guarantor	for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$5,350	$—	$31,118	$8,188	$—	$44,656
Restricted cash	—	—	—	96,294	—	96,294
Accounts receivable, net	—	—	17,434	317,436	(2,558)	332,312
Intercompany receivable (payable)	426,354	467,118	(952,072)	58,600	—	—
Other current assets	11,907	709	98,367	10,377	—	121,360

Total current assets	443,611	467,827	(805,153)	490,895	(2,558)	594,622

Property and equipment, net	—	—	1,286,304	31,531	—	1,317,835
Other assets	(563,134)	2,817	312,622	7,235	306,957	66,497
Intangible assets, net	—	—	347,784	11,616	—	359,400
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$(119,523)	$470,644	$1,388,534	$547,556	$304,399	$2,591,610

Current portion of long-term debt and obligations under capital leases	$—	$—	$55,429	$51,275	$(50,976)	$55,728
Other current liabilities	1,845	6,475	246,954	27,089	(2,557)	279,806

Total current liabilities	1,845	6,475	302,383	78,364	(53,533)	335,534

Long-term debt and obligations under capital leases	—	490,667	1,141,368	5,732	(5,035)	1,632,732
Deferred income taxes	(117,462)	(9,279)	438,710	3,097	—	315,066
Securitization of accounts receivable	—	—	—	176,000	—	176,000
Other liabilities	—	—	50,554	67,424	—	117,978

Total liabilities	(115,617)	487,863	1,933,015	330,617	(58,568)	2,577,310

Total stockholders’ (deficit) equity	(3,906)	(17,219)	(544,481)	216,939	362,967	14,300

Total liabilities and stockholders’ (deficit) equity	$(119,523)	$470,644	$1,388,534	$547,556	$304,399	$2,591,610

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating balance sheet as of December 31, 2010

	Swift	Swift
	Transportation	Services		Non-	Eliminations
	Company	Holdings,	Guarantor	Guarantor	for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$1,561	$—	$35,844	$10,089	$—	$47,494
Restricted cash	—	—	—	84,568	—	84,568
Accounts receivable, net	—	—	16,398	261,175	(694)	276,879
Intercompany receivable (payable)	324,359	487,942	(861,300)	48,999	—	—
Other current assets	9,104	44	82,247	11,980	—	103,375

Total current assets	335,024	487,986	(726,811)	416,811	(694)	512,316

Net property and equipment	—	—	1,309,453	30,185	—	1,339,638
Other assets	(588,713)	2,051	301,472	7,966	371,165	93,941
Intangible assets, net	—	—	356,696	12,048	—	368,744
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$(253,689)	$490,037	$1,487,787	$473,289	$370,471	$2,567,895

Current portion of long-term debt and obligations under capital leases	$—	$—	$65,672	$3,757	$(3,359)	$66,070
Other current liabilities	3,848	1,389	226,623	28,948	(694)	260,114

Total current liabilities	3,848	1,389	292,295	32,705	(4,053)	326,184

Long-term debt and obligations under capital leases	—	490,035	1,217,197	2,537	(1,739)	1,708,030
Deferred income taxes	(162,856)	(486)	463,183	3,708	—	303,549
Securitization of accounts receivable	—	—	—	171,500	—	171,500
Other liabilities	—	—	91,565	50,238	—	141,803

Total liabilities	(159,008)	490,938	2,064,240	260,688	(5,792)	2,651,066

Total stockholders’ (deficit) equity	(94,681)	(901)	(576,453)	212,601	376,263	(83,171)

Total liabilities and stockholders’ (deficit) equity	$(253,689)	$490,037	$1,487,787	$473,289	$370,471	$2,567,895

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating statement of operations for the three months ended June 30, 2011

	Swift	Swift
	Transportation	Services		Non-	Eliminations
	Company	Holdings,	Guarantor	Guarantor	for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$835,131	$42,292	$(26,953)	$850,470

Operating expenses:
Salaries, wages and employee benefits	2,319	—	193,457	6,780	—	202,556
Operating supplies and expenses	1,295	—	51,125	7,581	(1,235)	58,766
Fuel	—	—	163,194	5,343	—	168,537
Purchased transportation	—	—	232,759	2,698	(11,777)	223,680
Rental expense	—	—	19,101	309	(186)	19,224
Insurance and claims	—	—	20,031	21,600	(13,755)	27,876
Depreciation and amortization of property and equipment	—	—	50,790	763	—	51,553
Amortization of intangibles	—	—	4,404	213	—	4,617
Impairments	—	—	—	—	—	—
(Gain) loss on disposal of property and equipment	—	—	(728)	28	—	(700)
Communication and utilities	—	—	6,086	249	—	6,335
Operating taxes and licenses	—	—	13,164	2,295	—	15,459

Total operating expenses	3,614	—	753,383	47,859	(26,953)	777,903

Operating (loss) income	(3,614)	—	81,748	(5,567)	—	72,567

Interest expense, net	—	12,893	25,804	1,466	—	40,163
Other (income) expenses	(21,929)	(9,559)	5,595	(8,618)	33,847	(664)

Income (loss) before income taxes	18,315	(3,334)	50,349	1,585	(33,847)	33,068
Income tax (benefit) expense	(1,268)	(4,730)	18,862	621	—	13,485

Net income (loss)	$19,583	$1,396	$31,487	$964	$(33,847)	$19,583

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating statement of operations for the three months ended June 30, 2010

	Swift	Swift
	Transportation	Services		Non-	Eliminations
	Company	Holdings,	Guarantor	Guarantor	for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$723,125	$37,190	$(24,130)	$736,185

Operating expenses:
Salaries, wages and employee benefits	—	—	180,734	6,184	—	186,918
Operating supplies and expenses	1,586	—	43,874	9,393	(632)	54,221
Fuel	—	—	111,165	4,329	—	115,494
Purchased transportation	—	—	206,817	1,733	(10,761)	197,789
Rental expense	—	—	19,358	329	(194)	19,493
Insurance and claims	—	—	26,483	15,539	(12,543)	29,479
Depreciation and amortization of property and equipment	—	—	47,735	668	—	48,403
Amortization of intangibles	—	—	4,963	236	—	5,199
Impairments	—	—	—	—	—	—
Gain on disposal of property and equipment	—	—	(1,757)	—	—	(1,757)
Communication and utilities	—	—	5,919	213	—	6,132
Operating taxes and licenses	—	—	11,606	2,019	—	13,625

Total operating expenses	1,586	—	656,897	40,643	(24,130)	674,996

Operating (loss) income	(1,586)	—	66,228	(3,453)	—	61,189

Interest expense, net	—	—	78,900	1,877	—	80,777
Other (income) expenses	22,039	—	4,995	(9,561)	(18,942)	(1,469)

Income (loss) before income taxes	(23,625)	—	(17,667)	4,231	18,942	(18,119)
Income tax (benefit) expense	(546)	—	4,372	1,134	—	4,960

Net income (loss)	$(23,079)	$—	$(22,039)	$3,097	$18,942	$(23,079)

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating statement of operations for the six months ended June 30, 2011

	Swift	Swift
	Transportation	Services		Non-	Eliminations
	Company	Holdings,	Guarantor	Guarantor	for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$1,579,665	$83,551	$(53,857)	$1,609,359

Operating expenses:
Salaries, wages and employee benefits	4,743	—	379,996	13,293	—	398,032
Operating supplies and expenses	2,173	—	99,839	16,478	(2,620)	115,870
Fuel	—	—	308,614	10,204	—	318,818
Purchased transportation	—	—	436,196	4,875	(23,354)	417,717
Rental expense	—	—	36,950	636	(373)	37,213
Insurance and claims	—	—	38,438	39,673	(27,510)	50,601
Depreciation and amortization of property and equipment	—	—	100,498	1,413	—	101,911
Amortization of intangibles	—	—	8,912	432	—	9,344
Impairments	—	—	—	—	—	—
(Gain) loss on disposal of property and equipment	—	—	(3,014)	59	—	(2,955)
Communication and utilities	—	—	12,307	488	—	12,795
Operating taxes and licenses	—	—	26,166	4,551	—	30,717

Total operating expenses	6,916	—	1,444,902	92,102	(53,857)	1,490,063

Operating (loss) income	(6,916)	—	134,763	(8,551)	—	119,296

Interest expense, net	—	25,775	52,832	3,270	—	81,877
Other (income) expenses	(25,378)	(22,277)	7,463	(18,833)	57,850	(1,175)

Income (loss) before income taxes	18,462	(3,498)	74,468	7,012	(57,850)	38,594
Income tax (benefit) expense	(4,326)	(9,457)	26,814	2,775	—	15,806

Net income (loss)	$22,788	$5,959	$47,654	$4,237	$(57,850)	$22,788

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating statement of operations for the six months ended June 30, 2010

	Swift	Swift
	Transportation	Services			Eliminations
	Company	Holdings,	Guarantor	Non-Guarantor	for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$1,365,622	$78,079	$(52,686)	$1,391,015

Operating expenses:
Salaries, wages and employee benefits	—	—	352,614	12,107	—	364,721
Operating supplies and expenses	2,457	—	84,227	16,945	(1,578)	102,051
Fuel	—	—	212,993	8,583	—	221,576
Purchased transportation	—	—	391,577	3,310	(21,396)	373,491
Rental expense	—	—	38,132	654	(390)	38,396
Insurance and claims	—	—	42,645	36,363	(29,322)	49,686
Depreciation and amortization of property and equipment	—	—	107,029	1,393	—	108,422
Amortization of intangibles	—	—	10,199	478	—	10,677
Impairments	—	—	1,274	—	—	1,274
Gain on disposal of property and equipment	—	—	(3,205)	—	—	(3,205)
Communication and utilities	—	—	12,131	423	—	12,554
Operating taxes and licenses	—	—	22,967	4,023	—	26,990

Total operating expenses	2,457	—	1,272,583	84,279	(52,686)	1,306,633

Operating (loss) income	(2,457)	—	93,039	(6,200)	—	84,382
Interest expense, net	—	—	163,512	3,355	—	166,867
Other (income) expenses	74,468	—	10,699	(18,696)	(68,311)	(1,840)

Income (loss) before income taxes	(76,925)	—	(81,172)	9,141	68,311	(80,645)
Income tax (benefit) expense	(845)	—	(6,704)	2,984	—	(4,565)

Net income (loss)	$(76,080)	$—	$(74,468)	$6,157	$68,311	$(76,080)

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating statement of cash flows for the six months ended June 30, 2011

	Swift	Swift
	Transportation	Services		Non-	Eliminations
	Company	Holdings,	Guarantor	Guarantor	for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$—	$—	$163,890	$(41,677)	$—	$122,213

Cash flows from investing activities:
Increase in restricted cash	—	—	—	(11,726)	—	(11,726)
Proceeds from sale of property and equipment	—	—	16,253	104	—	16,357
Capital expenditures	—	—	(108,228)	(2,930)	—	(111,158)
Payments received on notes receivable	—	—	3,784	—	—	3,784
Expenditures on assets held for sale	—	—	(4,987)	—	—	(4,987)
Payments received on assets held for sale	—	—	6,232	—	—	6,232
Funding of intercompany notes	—	—	(3,899)	—	3,899	—
Payments received on intercompany notes	—	—	2,047	—	(2,047)	—

Net cash (used in) provided by investing activities	—	—	(88,798)	(14,552)	1,852	(101,498)

Cash flows from financing activities:
Proceeds from issuance of class A common stock, net of issuance costs	62,994	—	—	—	—	62,994
Payment of deferred loan costs	—	(910)	(1,631)	(884)	—	(3,425)
Borrowings under accounts receivable securitization	—	—	—	86,000	—	86,000
Repayment of accounts receivable securitization	—	—	—	(81,500)	—	(81,500)
Repayment of long-term debt and capital leases	—	—	(87,672)	(200)	—	(87,872)
Proceeds from intercompany notes	—	—	—	3,899	(3,899)	—
Repayment of intercompany notes	—	—	—	(2,047)	2,047	—
Other financing activities	250	—	—	—	—	250
Net funding (to) from affiliates	(59,455)	910	9,485	49,060	—	—

Net cash provided by (used in) financing activities	3,789	—	(79,818)	54,328	(1,852)	(23,553)

Net increase (decrease) in cash and cash equivalents	3,789	—	(4,726)	(1,901)	—	(2,838)

Cash and cash equivalents at beginning of period	1,561	—	35,844	10,089	—	47,494
Cash and cash equivalents at end of period	$5,350	$—	$31,118	$8,188	$—	$44,656

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating statement of cash flows for the six months ended June 30, 2010

	Swift	Swift
	Transportation	Services		Non-	Eliminations
	Company	Holdings,	Guarantor	Guarantor	for
	(Parent)	Inc.(Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$—	$33,136	$116	$—	$33,252

Cash flows from investing activities:
Increase in restricted cash	—	—	—	(35,326)	—	(35,326)
Proceeds from sale of property and equipment	—	—	15,491	—	—	15,491
Capital expenditures	—	—	(56,691)	(2,014)	—	(58,705)
Payments received on notes receivable	—	—	2,702	—	—	2,702
Expenditures on assets held for sale	—	—	(981)	—	—	(981)
Payments received on assets held for sale	—	—	1,263	—	—	1,263
Payments received on equipment sale receivables	—	—	208	—	—	208
Payments received on intercompany notes	—	—	9,302	—	(9,302)	—
Dividend from subsidiary	—	—	8,000	—	(8,000)	—
Capital contribution to subsidiary	—	—	(11,350)	—	11,350	—

Net cash used in investing activities	$—	$—	$(32,056)	$(37,340)	$(5,952)	$(75,348)

Cash flows from financing activities:
Borrowings under accounts receivable securitization	—	—	—	79,000	—	79,000
Repayment of accounts receivable securitization	—	—	—	(90,000)	—	(90,000)
Repayment of long-term debt and capital leases	—	—	(35,689)	—	—	(35,689)
Repayment of intercompany notes	—	—	—	(9,302)	9,302	—
Dividend to parent	—	—	—	(8,000)	8,000	—
Capital contribution	—	—	—	11,350	(11,350)	—
Other financing activities	—	—	228	—	—	228
Net funding (to) from affiliates	(16,665)	—	(23,334)	39,999	—	—

Net cash (used in) provided by financing activities	(16,665)	—	(58,795)	23,047	5,952	(46,461)

Net decrease in cash and cash equivalents	(16,665)	—	(57,715)	(14,177)	—	(88,557)

Cash and cash equivalents at beginning of period	21,114	—	70,438	24,310	—	115,862
Cash and cash equivalents at end of period	$4,449	$—	$12,723	$10,133	$—	$27,305

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We define Adjusted Operating Ratio as (a) total operating expenses, less (i) fuel surcharge revenue, (ii) non-cash impairment charges, (iii) other special items, and (iv) excludable transaction costs, as a percentage of (b) total revenue excluding fuel surcharge revenue. We believe fuel surcharge is sometimes volatile and eliminating the impact of this source of revenue (by netting fuel surcharge revenue against fuel expense) provides a more consistent basis for comparing our results of operations. We also believe excluding impairments and other special items enhances the comparability of our performance from period to period. A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Amounts in thousands)
Operating revenue	$850,470	$736,185	$1,609,359	$1,391,015
Less: Fuel surcharge revenue	178,316	112,103	316,133	200,919

Revenue excluding fuel surcharge revenue	672,154	624,082	1,293,226	1,190,096

Operating expense	777,903	674,996	1,490,063	1,306,633
Adjusted for:
Fuel surcharge revenue	(178,316)	(112,103)	(316,133)	(200,919)
Non-cash impairments (a)	—	—	—	(1,274)
Other items (b)	—	—	—	(7,382)

Adjusted operating expense	599,587	562,893	1,173,930	1,097,058

Adjusted operating income	$72,567	$61,189	$119,296	$93,038

Adjusted Operating Ratio (c)	89.2%	90.2%	90.8%	92.2%
Operating Ratio	91.5%	91.7%	92.6%	93.9%

(a)	Revenue equipment with a carrying amount of $3.6 million was written down to its fair value of $2.3 million, resulting in an impairment charge of $1.3 million in the first quarter of 2010.

(b)
Incremental pre-tax depreciation expense reflecting management’s revised estimates regarding salvage value and useful lives for approximately 7,000 dry van trailers, which management decided during the first quarter of 2010 to scrap over the next few years.

(c)
We have not included adjustments to Adjusted Operating Ratio to reflect the non-cash amortization expense of $4.3 million and $4.9 million for the three months ended June 30, 2011 and 2010, respectively, and $8.8 million and $10.1 million for the six months ended June 30, 2011 and 2010, respectively, relating to certain intangible assets identified in the 2007 going-private transaction through which Swift Corporation acquired Swift Transportation Co.

We define Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) as net income (loss) plus (i) depreciation and amortization, (ii) interest and derivative interest expense, including other fees and charges associated with indebtedness, net of interest income, (iii) income taxes, (iv) non-cash impairments, (v) non-cash equity compensation expense, (vi) other special non-cash items, and (vii) excludable transaction costs. We believe that Adjusted EBITDA is a relevant measure for estimating the cash generated by our operations that would be available to cover capital expenditures, taxes, interest and other investments and that it enhances an investor’s understanding of our financial performance. We use Adjusted EBITDA for business planning purposes and in measuring our performance relative to that of our competitors. Our method of computing Adjusted EBITDA is consistent with that used in our senior secured credit agreement for covenant compliance purposes and may differ from similarly titled measures of other companies. A reconciliation of GAAP net income (loss) to Adjusted EBITDA for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Amounts in thousands)
Net income (loss)	$19,583	$(23,079)	$22,788	$(76,080)

Adjusted for:
Depreciation and amortization of property and equipment	51,553	48,403	101,911	108,422
Amortization of intangibles	4,617	5,199	9,344	10,677
Interest expense	36,631	62,768	74,132	125,364
Derivative interest expense	4,003	18,292	8,683	42,006
Interest income	(471)	(283)	(938)	(503)
Income tax expense (benefit)	13,485	4,960	15,806	(4,565)

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$129,401	$116,260	$231,726	$205,321

Non-cash equity compensation (a)	2,319	—	4,743	—
Non-cash impairments (b)	—	—	—	1,274

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)	$131,720	$116,260	$236,469	$206,595

(a)
Represents recurring non-cash equity compensation expense following our IPO, on a pre-tax basis. In accordance with the terms of our senior credit agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.

(b)	Includes the items discussed in note (a) to the Adjusted Operating Ratio table above.
We define Adjusted EPS as (1) income (loss) before income taxes plus (i) amortization of the intangibles from our 2007 going-private transaction, (ii) non-cash impairments, (iii) other special non-cash items, (iv) excludable transaction costs, (v) the mark-to-market adjustment on our interest rate swaps that is recognized in the statement of operations in a given period, and (vi) the amortization of previous losses recorded in accumulated other comprehensive income related to the interest rate swaps we terminated upon our IPO and refinancing transactions in December 2010; (2) reduced by income taxes at 39%, our normalized effective tax rate; (3) divided by weighted average diluted shares outstanding. We believe the presentation of financial results excluding the impact of the items noted above provides a consistent basis for comparing our results from period to period and to those of our peers due to the non-comparable nature of the intangibles from our going-private transaction, the historical volatility of the interest rate derivative agreements and the non-operating nature of the impairment charges, transaction costs and other adjustment items. A reconciliation of GAAP diluted earnings (loss) per share to Adjusted EPS for each of the periods indicated is as follows (the numbers reflected in the below table are calculated on a per share basis and may not foot due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Diluted earnings (loss) per share	$0.14	$(0.38)	$0.16	$(1.27)

Adjusted for:
Income tax expense (benefit)	0.10	0.08	0.11	(0.08)

Income (loss) before income taxes	0.24	(0.30)	0.28	(1.34)

Non-cash impairments(a)	—	—	—	0.02
Other special non-cash items(b)	—	—	—	0.12
Mark-to-market adjustment of interest rate swaps(c)	—	0.09	—	0.28
Amortization of certain intangibles(d)	0.03	0.08	0.06	0.17
Amortization of unrealized losses on interest rate swaps(e)	0.03	—	0.06	—

Adjusted income (loss) before income taxes	0.29	(0.13)	0.40	(0.75)
Provision for income tax (benefit) expense at normalized effective rate	0.11	(0.05)	0.16	(0.29)

Adjusted EPS	$0.18	$(0.08)	$0.24	$(0.46)

(a)	Includes the items discussed in note (a) to the Adjusted Operating Ratio table above.

(b)	Includes the items discussed in note (b) to the Adjusted Operating Ratio table above.

(c)
Mark-to-market adjustment of interest rate swaps of $5.7 million and $16.8 million in the three and six months ended June 30, 2010, respectively, reflects the portion of the change in fair value of these financial instruments which was recorded in earnings and excludes any portion recorded in accumulated other comprehensive income under cash flow hedge accounting.

(d)
Amortization of certain intangibles reflects the non-cash amortization expense of $4.3 million and $4.9 million for the three months ended June 30, 2011 and 2010, respectively, and $8.8 million and $10.1 million for the six months ended June 30, 2011 and 2010, respectively, relating to certain intangible assets identified in the 2007 going-private transaction through which Swift Corporation acquired Swift Transportation Co.

(e)
Amortization of unrealized losses on interest rate swaps reflects the non-cash amortization expense of $4.0 million and $8.7 million for the three and six months ended June 30, 2011, respectively, included in derivative interest expense in the consolidated statements of operations and is comprised of previous losses reclassified from accumulated other comprehensive income related to the interest rate swaps we terminated upon our IPO and concurrent refinancing transactions in December 2010. Such losses were incurred in prior periods when hedge accounting applied to the swaps and are being expensed in relation to the hedged interest payments through the original maturity of the swaps in August 2012.

Overview
We are a multi-faceted transportation services company and the largest truckload carrier in North America. As of June 30, 2011, we operate a tractor fleet of approximately 16,900 units comprised of 12,800 company tractors and 4,100 owner-operator tractors, a fleet of 49,300 trailers, and 5,700 intermodal containers from 34 major terminals positioned near major freight centers and traffic lanes in the United States and Mexico. We offer customers the opportunity for “one-stop shopping” for their truckload transportation needs through a broad spectrum of services and equipment. Our extensive suite of services includes general, dedicated, and cross-border U.S./Mexico truckload services through dry van, temperature-controlled, flatbed, and specialized trailers, in addition to rail intermodal and non-asset based freight brokerage and logistics management services, making it an attractive choice for a broad array of customers.
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
The tables below reflect a summary of our operating results and other key performance measures for the three and six months ended June 30, 2011 and 2010.
Operating Results Summary

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share data)
Total operating revenue	$850,470	$736,185	$1,609,359	$1,391,015
Revenue excluding fuel surcharge revenue	$672,154	$624,082	$1,293,226	$1,190,096
Net income (loss)	$19,583	$(23,079)	$22,788	$(76,080)
Diluted earnings (loss) per common share	$0.14	$(0.38)	$0.16	$(1.27)
Adjusted EBITDA	$131,720	$116,260	$236,469	$206,595
Adjusted EPS	$0.18	$(0.08)	$0.24	$(0.46)
Key Performance Indicators

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
Weekly trucking revenue per tractor	$3,051	$2,910	$2,957	$2,812
Deadhead miles percentage	11.76%	11.90%	11.94%	12.06%
Average tractors available for dispatch:
Company	11,151	10,783	11,128	10,765
Owner Operator	4,032	3,798	4,002	3,747

Total	15,183	14,581	15,130	14,512
Operating Ratio	91.5%	91.7%	92.6%	93.9%
Adjusted Operating Ratio	89.2%	90.2%	90.8%	92.2%

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010
Factors Affecting Comparability Between Periods
Three months ended June 30, 2011 results of operations
Net income for the three months ended June 30, 2011 was $19.6 million compared to a net loss of $23.1 million in the 2010 quarter. Items impacting comparability between the second quarter of 2011 and the corresponding prior year period include the following:
•	approximately $26 million reduction in interest expense in the 2011 quarter resulting from our IPO and refinancing transactions that occurred in December 2010; and
•
approximately $14 million reduction in derivative interest expense in the 2011 quarter resulting from our termination of our previous interest rate swaps in December 2010 in conjunction with our IPO and refinancing transactions.

Six months ended June 30, 2011 results of operations
Net income for the six months ended June 30, 2011 was $22.8 million compared to a net loss of $76.1 million in the 2010 period. Items impacting comparability between the six months ended June 30, 2011 and the corresponding prior year period include the following:
•	approximately $51 million reduction in interest expense in the 2011 period resulting from our IPO and refinancing transactions that occurred in December 2010; and
•
approximately $33 million reduction in derivative interest expense in the 2011 period resulting from our termination of our previous interest rate swaps in December 2010 in conjunction with our IPO and refinancing transactions.

Six months ended June 30, 2010 results of operations
Net loss for the six months ended June 30, 2010 was $76.1 million. Items impacting comparability between the six months ended June 30, 2010 and other periods include the following:
•	$1.3 million of pre-tax impairment charge for trailers reclassified to assets held for sale during the first quarter of 2010; and
•
$7.4 million of incremental pre-tax depreciation expense reflecting management’s decision in the first quarter of 2010 to sell as scrap approximately 7,000 dry van trailers over the course of the next several years and the corresponding revision to estimates regarding salvage and useful lives of such trailers.

Revenue
We record three types of revenue: trucking revenue, fuel surcharge revenue, and other revenue. A summary of our revenue generated by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Trucking revenue	$602,268	$551,644	$1,156,989	$1,055,151
Fuel surcharge revenue	178,316	112,103	316,133	200,919
Other revenue	69,886	72,438	136,237	134,945

Operating revenue	$850,470	$736,185	$1,609,359	$1,391,015

Trucking Revenue
Trucking revenue is generated by hauling freight for our customers using our trucks or our owner-operators’ equipment and includes all revenue we earn from our general truckload, dedicated, cross border, and drayage services. For the three months ended June 30, 2011, our trucking revenue increased by $50.6 million, or 9.2%, compared with the same period in 2010. This increase was comprised of a 4.3% growth in loaded trucking miles and a 4.7% increase in average trucking revenue per loaded mile, excluding fuel surcharge, compared with the same period in 2010. These increases contributed to a 4.8% increase in productivity, measured by weekly trucking revenue per tractor in the 2011 quarter over the 2010 quarter. For the six months ended June 30, 2011, our trucking revenue increased by $101.8 million, or 9.7%, compared with the same period in 2010. This increase was comprised of a 5.1% growth in loaded trucking miles and a 4.4% increase in average trucking revenue per loaded mile, excluding fuel surcharge, compared with the same period in 2010. These increases contributed to a 5.2% increase in productivity, measured by weekly trucking revenue per tractor in the 2011 period over the 2010 period.
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
For the three months ended June 30, 2011, fuel surcharge revenue increased by $66.2 million, or 59.1%, compared with the same period in 2010. The average of the United States Department of Energy, or DOE’s national weekly average diesel fuel index increased 32.7% to $4.02 per gallon in 2011 compared with $3.03 per gallon in the 2010 period. The 3.4% increase in total loaded miles also increased fuel surcharge revenue.
For the six months ended June 30, 2011, fuel surcharge revenue increased by $115.2 million, or 57.3%, compared with the same period in 2010. The average of the DOE’s national weekly average diesel fuel index increased 29.6% to $3.81 per gallon in 2011 compared with $2.94 per gallon in the 2010 period. The 4.4% increase in total loaded miles also increased fuel surcharge revenue.
Other Revenue
Our other revenue is generated primarily by our rail intermodal business, non-asset based freight brokerage and logistics management service, tractor leasing revenue of Interstate Equipment Leasing (“IEL”), premium revenue generated by our wholly-owned captive insurance companies, and other revenue generated by our shops. For the three months ended June 30, 2011, other revenue decreased by $2.6 million, or 3.5%, compared with the 2010 period. This resulted primarily from a $1.1 million decrease in revenue generated by our shops and a $0.7 million decrease in intermodal revenue, which reflects a significant decrease in trailer on flat car, or TOFC, revenue largely offset by a moderate increase in container on flat car, or COFC, revenue. These items were partially offset by an increase in tractor leasing revenue of IEL as a result of the growth in our owner operator fleet. For the six months ended June 30, 2011, other revenue increased by $1.3 million, or 1.0%, compared with the 2010 period. This resulted primarily from a $3.6 million increase in tractor leasing revenue of IEL resulting from the growth in our owner operator fleet, partially offset by a decrease in revenue generated by our shops.
Operating Expenses
Salaries, Wages and Employee Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Salaries, wages and employee benefits	$202,556	$186,918	$398,032	$364,721
% of revenue excluding fuel surcharge revenue	30.1%	30.0%	30.8%	30.6%
% of operating revenue	23.8%	25.4%	24.7%	26.2%
For the three months ended June 30, 2011, salaries, wages, and employee benefits increased by $15.6 million, or 8.4%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, salaries, wages, and employee benefits were relatively flat with the same period in 2010. The dollar increase was primarily as a result of a 4.9% increase in the total miles driven by company drivers in the second quarter of 2011 compared to the second quarter of 2010, an increase in healthcare costs, and an increase in administrative staff to support our growing business. Additionally, there was $2.3 million of stock compensation expense recognized in the second quarter of 2011 whereas no stock compensation expense was recognized in the prior year until our IPO in December 2010 due to the terms of our stock option award agreements.

For the six months ended June 30, 2011, salaries, wages, and employee benefits increased by $33.3 million, or 9.1%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, salaries, wages, and employee benefits were relatively flat with the same period in 2010. The dollar increase was primarily as a result of a 5.8% increase in the total miles driven by company drivers in the first six months of 2011 compared to the same period in 2010 and an increase in administrative staff to support our growing business. Additionally, there was $4.7 million of stock compensation expense recognized in the first six months of 2011 as compared to none in the 2010 period as noted above.
The compensation paid to our drivers and other employees has increased and may increase further in future periods as the economy strengthens and other employment alternatives become more available.
Operating Supplies and Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Operating supplies and expenses	$58,766	$54,221	$115,870	$102,051
% of revenue excluding fuel surcharge revenue	8.7%	8.7%	9.0%	8.6%
% of operating revenue	6.9%	7.4%	7.2%	7.3%
For the three months ended June 30, 2011, operating supplies and expenses increased by $4.5 million, or 8.4%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, operating supplies and expenses were flat with the same period in 2010. The dollar increase was primarily the result of an increase in tractor maintenance expense due to the increase in total miles driven by company tractors in the second quarter of 2011 compared to the second quarter of 2010 and an overall increase in our fleet age.
For the six months ended June 30, 2011, operating supplies and expenses increased by $13.8 million, or 13.5%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, operating supplies and expenses increased to 9.0%, compared with 8.6% for the 2010 period. The increase was primarily the result of an increase in tractor maintenance expense due to the increase in total miles driven by company tractors in the first six months of 2011 compared to the same period in 2010 and an overall increase in our fleet age. Additionally, our driver recruiting expenses increased due to the tightening driver labor market and our expanded hiring of drivers in response to our increased volumes.
Because we believe that the market for drivers has tightened, hiring expenses, including recruiting and advertising, have increased and we expect will continue to increase in order to attract sufficient numbers of qualified drivers to operate our fleet.
Fuel Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Fuel expense	$168,537	$115,494	$318,818	$221,576
% of operating revenue	19.8%	15.7%	19.8%	15.9%
Fuel expense increased in the second quarter of 2011 primarily because fuel prices increased, as the average of the DOE’s national weekly average diesel fuel index increased by 32.7% compared to the second quarter of 2010 and because of the increase in total miles driven by company drivers in the second quarter of 2011 compared to the second quarter of 2010.
Fuel expense increased in the first six months of 2011 primarily because fuel prices increased, as the average of the DOE’s national weekly average diesel fuel index increased by 29.6% compared to the same period in 2010 and because of the increase in total miles driven by company drivers in the first six months of 2011 compared to the same period in 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Total fuel surcharge revenue	$178,316	$112,103	$316,133	$200,919
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	67,150	40,648	117,935	73,514

Company fuel surcharge revenue	$111,166	$71,455	$198,198	$127,405

Total fuel expense	$168,537	$115,494	$318,818	$221,576
Less: Company fuel surcharge revenue	111,166	71,455	198,198	127,405

Net fuel expense	$57,371	$44,039	$120,620	$94,171

% of revenue excluding fuel surcharge revenue	8.5%	7.1%	9.3%	7.9%
For the three months ended June 30, 2011, net fuel expense increased $13.3 million, or 30.3%, compared with the same period in 2010 primarily as a result of the increase in total miles driven by company tractors. As a percentage of revenue excluding fuel surcharge revenue, net fuel expense increased to 8.5%, compared with 7.1% for the 2010 period largely due to the increase in fuel prices year over year, as well as the mix shift whereby the percentage of our total miles driven by company tractors increased by 93 basis points compared to the second quarter in 2010.
For the six months ended June 30, 2011, net fuel expense increased $26.4 million, or 28.1%, compared with the same period in 2010 primarily as a result of the increase in total miles driven by company tractors. As a percentage of revenue excluding fuel surcharge revenue, net fuel expense increased to 9.3%, compared with 7.9% for the 2010 period largely due to the increase in fuel prices year over year, as well as the mix shift whereby the percentage of our total miles driven by company tractors increased by 92 basis points compared to the first six months in 2010.
Purchased Transportation

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Purchased transportation expense	$223,680	$197,789	$417,717	$373,491
% of operating revenue	26.3%	26.9%	26.0%	26.9%
Because we reimburse owner-operators and other third parties for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to third parties from our purchased transportation expense. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of revenue less fuel surcharge revenue, as shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Purchased transportation	$223,680	$197,789	$417,717	$373,491
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	67,150	40,648	117,935	73,514

Purchased transportation, net of fuel surcharge reimbursement	$156,530	$157,141	$299,782	$299,977

% of revenue excluding fuel surcharge revenue	23.3%	25.2%	23.2%	25.2%
For the three months ended June 30, 2011, purchased transportation, net of fuel surcharge reimbursement, was flat compared with 2010. As a percentage of revenue excluding fuel surcharge revenue, purchased transportation, net of fuel surcharge reimbursement, decreased to 23.3%, compared with 25.2% for 2010. The decrease in percentage of revenue excluding fuel surcharge revenue is primarily a result of a reduction in the average cost per mile of our purchased transportation, a 4.7% increase in average trucking revenue per loaded mile, excluding fuel surcharge, compared with the same period in 2010, and the mix shift noted above resulting in a 93 basis point increase in the percentage of total miles driven by company tractors, opposed to owner-operators or rail providers.

For the six months ended June 30, 2011, purchased transportation, net of fuel surcharge reimbursement, was flat compared with 2010. As a percentage of revenue excluding fuel surcharge revenue, purchased transportation, net of fuel surcharge reimbursement, decreased to 23.2%, compared with 25.2% for 2010. The decrease in percentage of revenue excluding fuel surcharge revenue is primarily a result of a reduction in the average cost per mile of our purchased transportation, a 4.4% increase in average trucking revenue per loaded mile, excluding fuel surcharge, compared with the same period in 2010, and the mix shift noted above resulting in a 92 basis point increase in the percentage of total miles driven by company tractors, opposed to owner-operators or rail providers.
Insurance and Claims

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Insurance and claims	$27,876	$29,479	$50,601	$49,686
% of revenue excluding fuel surcharge revenue	4.1%	4.7%	3.9%	4.2%
% of operating revenue	3.3%	4.0%	3.1%	3.6%
For the three months ended June 30, 2011, insurance and claims expense decreased by $1.6 million, or 5.4%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, insurance and claims decreased to 4.1%, compared with 4.7% for the 2010 quarter, primarily as a result of a decrease in our current year actuarial loss pick due to our continued improvement in our accident frequency and severity, partially offset by the increase in total auto liability exposure miles and increased losses incurred in the second quarter by our captive insurance subsidiaries on owner operator claims.
For the six months ended June 30, 2011, insurance and claims expense increased by $0.9 million, or 1.8%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, insurance and claims decreased to 3.9%, compared with 4.2% for the same period in 2010, primarily due to the decrease in our current year actuarial loss pick, partially offset by the increase in total auto liability exposure miles. Sequentially, insurance and claims expense increased slightly as a percentage of revenue excluding fuel surcharge revenue in the second quarter of 2011 over the first quarter primarily as a result of increased losses incurred in the second quarter by our captive insurance subsidiaries on owner operator claims as well as the benefit in the first quarter of 2011 for improvements in prior year losses.
Rental Expense and Depreciation and Amortization of Property and Equipment
Because the mix of our leased versus owned tractors varies, we believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment when comparing results from period to period for analysis purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Rental expense	$19,224	$19,493	$37,213	$38,396
Depreciation and amortization of property and equipment	51,553	48,403	101,911	108,422

Rental expense and depreciation and amortization of property and equipment	$70,777	$67,896	$139,124	$146,818

% of revenue excluding fuel surcharge revenue	10.5%	10.9%	10.8%	12.3%
% of operating revenue	8.3%	9.2%	8.6%	10.6%

Rental expense and depreciation and amortization of property and equipment were primarily driven by our fleet of tractors and trailers shown below:

	June 30,	December 31,	June 30,
	2011	2010	2010
	(Unaudited)
Tractors:
Company
Owned	6,675	6,844	7,433
Leased — capital leases	3,048	3,048	2,822
Leased — operating leases	3,043	2,331	2,064

Total company tractors	12,766	12,223	12,319

Owner-operator
Financed through the Company	2,974	2,813	3,112
Other	1,128	1,054	717

Total owner-operator tractors	4,102	3,867	3,829

Total tractors	16,868	16,090	16,148

Trailers	49,256	48,992	48,683

Containers	5,731	4,842	4,262

For the three months ended June 30, 2011, rental expense and depreciation and amortization of property and equipment increased by $2.9 million, or 4.2%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, such expenses decreased to 10.5% compared with 10.9% for the 2010 period as a result of the increase in weekly trucking revenue per tractor noted above. The dollar increase was primarily due to higher depreciation expense due to a larger average number of tractors and intermodal containers in the second quarter of 2011 as compared to the second quarter of 2010.
For the six months ended June 30, 2011, rental expense and depreciation and amortization of property and equipment decreased by $7.7 million, or 5.2%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, such expenses decreased to 10.8%, compared with 12.3% for the 2010 period. This decrease was primarily due to the $7.4 million of incremental depreciation expense recorded during the first quarter of 2010, reflecting management’s revised estimates regarding salvage value and useful lives for approximately 7,000 dry van trailers, which management decided during the first quarter of 2010 to sell as scrap over the next few years. Additionally, the increase in weekly trucking revenue per tractor noted above also contributed to the decreases in cost as a percentage of revenue excluding fuel surcharge revenue. These decreases were partially offset by higher depreciation expense due to a larger average number of owned tractors and intermodal containers in the first six months of 2011 as compared to the same period in 2010.
In the first quarter of 2011, we decided to replace within the next 12 months certain Qualcomm units with remaining useful lives extending beyond twelve months. Accordingly, we have revised their estimated useful lives, which will result in an increase of approximately $3 million in depreciation expense in 2011, of which $1.0 million and $1.7 million were included in the three and six months ended June 30, 2011, respectively.
Amortization of Intangibles
Amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with our 2007 going private transaction in which Swift Corporation acquired Swift Transportation Co.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Amortization of intangibles	$4,617	$5,199	$9,344	$10,677
Amortization of intangibles for the three months ended June 30, 2011 and 2010 is comprised of $4.3 million and $4.9 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction. Amortization expense decreased slightly in the 2011 quarter from the prior year quarter primarily due to the 150% declining balance amortization method applied to the customer relationship intangible recognized in conjunction with the 2007 going private transaction.
Amortization of intangibles for the six months ended June 30, 2011 and 2010 is comprised of $8.8 million and $10.1 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.6 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction. Amortization expense decreased slightly in the 2011 period from the prior year period primarily due to the 150% declining balance amortization method applied to the customer relationship intangible recognized in conjunction with the 2007 going private transaction.

Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Impairments	$—	$—	$—	$1,274
Results for the six months ended June 30, 2010 include a $1.3 million pre-tax impairment charge for trailers, as discussed in Note 11 to the consolidated financial statements.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Interest expense	$36,631	$62,768	$74,132	$125,364
Interest expense for the three and six months ended June 30, 2011 is primarily based on the end of period debt balances of $999.6 million carrying value for the senior secured first lien term loan, $490.7 million carrying value of senior second priority secured notes, $176.0 million for our accounts receivable securitization obligation, and $26.6 million for our previous fixed and floating rate notes. Interest expense in the three and six months ended June 30, 2010 is primarily based on the previous debt balances of $1.49 billion for our previous first lien term loan, $709 million for our previous senior secured notes, and $137.0 million for our accounts receivable securitization obligation. In addition, as of June 30, 2011, we had $169.3 million of capital lease obligations compared to $170.2 million of capital leases at June 30, 2010. Interest expense decreased for the three and six months ended June 30, 2011 largely because of the IPO and refinancing transactions which occurred in December 2010 resulting in lower debt balances and lower interest rates on the senior secured credit facility and fixed rate notes.
Derivative Interest Expense
Derivative interest expense consists of expenses related to our interest rate swaps, including the income effect of mark-to-market adjustments of interest rate swaps and settlement payments. We de-designated our previous swaps and discontinued hedge accounting effective October 1, 2009, as a result of an amendment to our prior senior secured credit facility, after which the entire mark-to-market adjustment was charged to earnings rather than being recorded in equity as a component of other comprehensive income under cash flow hedge accounting treatment. Furthermore, the non-cash amortization of previous losses recorded in other comprehensive income (“OCI”) in prior periods (when hedge accounting was in effect) is recorded in derivative interest expense. In December 2010, in conjunction with our IPO and refinancing transactions, we terminated all our remaining interest rate swaps and paid $66.4 million to our counterparties in full satisfaction of these interest rate swap agreements. In April 2011, in connection with our new senior secured credit facility, we entered into two forward-starting interest rate swap agreements with a total notional amount of $350 million. These interest rate swaps take effect in January 2013, mature in July 2015, and have been designated and qualified as cash flow hedges. As such, the effective portion of the changes in fair value of these designated swaps is recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the variable debt affects earnings, which hedged interest accruals do not begin until January 2013. Any ineffective portions of the changes in the fair value of designated interest rate swaps will be recognized directly to earnings as derivative interest expense. The following is a summary of our derivative interest expense for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Derivative interest expense	$4,003	$18,292	$8,683	$42,006
Derivative interest expense for the three and six months ended June 30, 2011 is related to our terminated swaps and represents the previous losses recorded in accumulated OCI that are amortized to derivative interest expense over the original term of the swaps, which had a maturity of August 2012. Derivative interest expense for the three and six months ended June 30, 2010 represents settlement payments and changes in fair value of our previous interest rate swaps with notional amounts of $1.14 billion. Cash settlements paid pursuant to the swaps in the three and six months ended June 30, 2010 were $13.8 million and $27.5 million, respectively.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Income tax expense (benefit)	$13,485	$4,960	$15,806	$(4,565)
Income tax expense for the three and six months ended June 30, 2011 reflects an effective tax rate of 41%, which was 2% higher than the expected effective tax rate primarily due to the amortization of previous losses from accumulated other comprehensive income (“OCI”) to income (for book purposes) related to the Company’s previous interest rate swaps that were terminated in December 2010 and a change in unrecognized tax benefits during the quarter resulting from a state tax audit. Income tax expense for the three months ended June 30, 2010 reflects an effective tax rate of -27%, representing income tax expense on a net loss; this result was also primarily due to the amortization of previous losses from accumulated OCI related to the previous interest rate swaps and a change in unrecognized tax benefits during the quarter resulting from an IRS examination. Income tax expense for the six months ended June 30, 2010 was 6%, which was 19% less than the 2010 expected effective tax rate of 25% as a result of the same factors causing the difference in the three months ended June 30, 2010. The amortization had a larger impact on the effective tax rate in the 2010 periods because the amortization was larger in 2010, and because the magnitude of the estimated expected full year pre-tax income (loss) was smaller for 2010.

Liquidity and Capital Resources
Overview
At June 30, 2011 and December 31, 2010, we had the following sources of liquidity available to us:

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Cash and cash equivalents, excluding restricted cash	$44,656	$47,494
Availability under revolving line of credit due December 2015	232,102	246,809
Availability under accounts receivable securitization facility	80,900	2,500

Total unrestricted liquidity	$357,658	$296,803

Restricted cash	96,294	84,568

Total liquidity, including restricted cash	$453,952	$381,371

At June 30, 2011 and December 31, 2010, we had restricted cash of $96.3 million and $84.6 million, respectively, primarily held by our captive insurance companies for the payment of claims. As of June 30, 2011, there were no outstanding borrowings, and there were $167.9 million letters of credit outstanding under our $400 million revolving line of credit.
Our business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures, other assets, working capital changes, principal and interest payments on our obligations, letters of credit to support insurance requirements, and tax payments to fund our taxes in periods when we generate taxable income.
We make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and potentially fund growth in our revenue equipment fleet if justified by customer demand and our ability to finance the equipment and generate acceptable returns. As of June 30, 2011, we expect our net cash capital expenditures to be approximately $130 million for the remainder of 2011. However, we expect to continue to obtain a portion of our equipment under operating and capital leases, which are not reflected as net cash capital expenditures. Beyond 2011, we expect our net capital expenditures to remain substantial.
As of June 30, 2011, we had $769.8 million of purchase commitments outstanding to acquire replacement tractors through the rest of 2011, 2012 and 2013. We generally have the option to cancel tractor purchase orders with 60 to 90 days notice prior to scheduled production, although the notice date has lapsed for approximately 30% of the commitments remaining at June 30, 2011. In addition, we had trailer and intermodal container purchase commitments outstanding at June 30, 2011 for $46.6 million and $14.1 million, respectively, through the rest of 2011. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.
As of June 30, 2011, we have outstanding purchase commitments of approximately $3.1 million for fuel, facilities, and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
We believe we can finance our expected cash needs, including debt repayment, in the short-term with cash flows from operations, borrowings available under our revolving line of credit, borrowings under our 2011 RSA, and lease financing believed to be available for at least the next twelve months. Over the long-term, we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing, or equity capital. The availability of financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions. If such additional borrowings, lease financing, or equity capital is not available at the time we need to incur such indebtedness, then we may be required to utilize the revolving portion of our senior secured credit facility (if not then fully drawn), extend the maturity of then-outstanding indebtedness, rely on alternative financing arrangements, or engage in asset sales.
In addition, the indenture for our senior secured notes provides that we may only incur additional indebtedness if, after giving effect to the new incurrence, we meet minimum fixed charge coverage ratio of 2.00:1.00, as defined therein, or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350 million at any one time. As of June 30, 2011, we had a fixed charge coverage ratio of 3.58:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing financial arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for 2011.

The 2011 RSA contains certain restrictions and provisions (including cross-default provisions to the Company’s other debt agreements) which, if not met, could restrict the Company’s ability to borrow against future eligible receivables. The inability to borrow against additional receivables would reduce liquidity as the daily proceeds from collections on the receivables levered prior to termination are remitted to the lenders, with no further reinvestment of these funds by the lenders into the Company.
Our IPO and refinancing transactions in December 2010 provided us (i) a reduction in interest expense resulting from a reduction in indebtedness and the interest rates applicable to our new debt facilities, and (ii) a deferred maturity date in connection with our senior secured credit facility, which positively impacts our liquidity on a long-term basis. Further, refinancing our accounts receivable securitization facility during the second quarter of 2011 benefits us by increasing our borrowing capacity and reducing the interest rates applicable to amounts borrowed as compared to our previous facility.
Additionally, we meet the fixed charge coverage ratio required to incur additional indebtedness under our senior second priority secured notes (whereas we did not previously meet such ratio under our prior senior secured notes), which also positively impacts liquidity.
Cash Flow
Our summary statements of cash flows information for the six months ended June 30, 2011 and 2010 is set forth in the table below:

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Net cash provided by operating activities	$122,213	$33,252
Net cash used in investing activities	$(101,498)	$(75,348)
Net cash used in financing activities	$(23,553)	$(46,461)
Operating Activities
The $89.0 million increase in net cash provided by operating activities during the six months ended June 30, 2011 versus the same period in 2010 was primarily the result of the $118.1 million decrease in cash paid for interest and taxes between the periods, primarily as a result of the decrease in debt balances and interest rates after the IPO and refinancing transactions that occurred in December 2010 and a reduction in tax payments made during the six months ended June 30, 2011 compared to that of the same period in 2010. Additionally, there was a $34.9 million increase in operating income between the periods and a $2.8 million reduction in claims payments made over the same periods. These increases in cash provided by operating activities were partially offset by a greater increase in accounts receivable in the 2011 period.
Investing Activities
The $26.2 million increase in net cash used in investing activities during the six months ended June 30, 2011 versus the same period in 2010 was driven mainly by a $51.6 million increase in capital expenditures, net of disposal proceeds, between the periods. This increase in net cash used in investing activities was partially offset by a $23.6 million decrease in restricted cash accumulation between the periods. In the first six months of 2010, restricted cash increased much more due to a change in our insurance strategy as we began insuring our first $1 million of liability through our wholly-owned captive insurance subsidiaries, Mohave Transportation Insurance Company (“Mohave”), and Red Rock Risk Retention Group, Inc. (“Red Rock”) thus increasing our collateral requirements.
Financing Activities
Cash used in financing activities decreased by $22.9 million in the six months ended June 30, 2011 as compared to the same period in 2011. This decrease reflects proceeds of $63.2 million, before expenses, from the sale of our Class A common stock, pursuant to the over-allotment option in connection with our IPO and a net $4.5 million increase in borrowings under the 2011 RSA partially offset by a $52.2 million increase in payments on long term debt and capital lease obligations.

Capital and Operating Leases
In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment with capital and operating leases. During the six months ended June 30, 2011, we acquired tractors through capital and operating leases with original values of $0.7 million and $132.3 million, respectively, which was partially offset by operating lease terminations with originating values of $24.3 million for tractors in the first six months of 2011. During the six months ended June 30, 2010, we acquired tractors through capital and operating leases with original values of $28.8 million and $7.3 million, respectively, which was partially offset by operating lease terminations with originating values of $9.5 million for tractors in the first six months of 2010. In addition, no trailer leases expired in the six months ended June 30, 2011 while $22.5 million of trailer leases expired in the six months ended June 30, 2010.
Working Capital
As of June 30, 2011, we had a working capital surplus of $259.1 million, which was an improvement of $73.0 million from December 31, 2010. The increase is primarily a result of the $55.4 million increase in accounts receivable due to the increase in revenue, as well as a net $4.5 million increase in borrowing under the accounts receivable securitization facility (a non-current obligation) and a $5.6 million decrease in the equipment accrual between the periods. Additionally, our issuance of additional Class A common stock in January 2011 pursuant to the underwriters’ over-allotment option, as discussed in Note 3 to the consolidated financial statements, contributed to the working capital improvement as we used $10.7 million of the proceeds to pay down the current portion of our first lien term loan during the first quarter of 2011, while the remainder was applied to non-current obligations.
Material Debt Agreements
Overview
As of June 30, 2011, we had the following material debt agreements:
•	senior secured credit facility consisting of a term loan due December 2016, and a revolving line of credit due December 2015 (none drawn);
•	senior second priority secured notes due November 2018;
•	floating rate notes due May 2015;
•	fixed rate notes due May 2017;
•	2011 RSA due June 2014; and
•	other secured indebtedness and capital lease agreements.
The majority of currently outstanding debt was issued in December 2010 to refinance debt initially incurred in connection with the Company’s acquisition of Swift Transportation Co. in May 2007, a going private transaction under SEC rules. The debt outstanding at June 30, 2011 primarily consists of proceeds from a first lien term loan pursuant to a senior secured credit facility with a group of lenders with a face value of $1.01 billion at June 30, 2011, net of unamortized original issue discount of $9.8 million, and proceeds from the offering of $500 million face value of senior second priority secured notes, net of unamortized original issue discount of $9.3 million at June 30, 2011. The credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary.
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
Senior Secured Credit Facility
The credit facility was entered into on December 21, 2010 and consists of a first lien term loan with an original aggregate principal amount of $1.07 billion due December 2016 and a $400 million revolving line of credit due December 2015. As of June 30, 2011, the principal outstanding under the first lien term loan was $1.01 billion and the unamortized original issue discount was $9.8 million.

As of June 30, 2011, there were no borrowings under the $400 million revolving line of credit and the Company had outstanding letters of credit under the revolving line of credit primarily for workers’ compensation and self-insurance liability purposes totaling $167.9 million, leaving $232.1 million available under the revolving line of credit. At June 30, 2011, the Company was in compliance with the financial covenants contained in the senior secured credit agreement.
Senior Second Priority Secured Notes
On December 21, 2010, Swift Services Holdings, Inc., a wholly owned subsidiary, completed a private placement of senior second priority secured notes totaling $500 million face value which mature in November 2018 and bear interest at 10.00% (the “senior notes”). The Company received proceeds of $490 million, net of a $10.0 million original issue discount. Interest on the senior notes is payable on May 15 and November 15 each year. At June 30, 2011, the Company was in compliance with the covenants contained in the indenture governing the senior notes.
Fixed and Floating-Rate Notes
As of June 30, 2011, there was $11.0 million outstanding of floating rate notes due May 15, 2015, accruing at three-month LIBOR plus 7.75% (8.01% at June 30, 2011), and $15.6 million outstanding of 12.50% fixed rate notes due May 15, 2017. In July 2011, the Company initiated a call of the $11.0 million remaining floating rate notes at par, which call is scheduled to close on August 15, 2011.
2011 RSA
On June 8, 2011, we through SRCII, a wholly-owned bankruptcy-remote special purpose subsidiary, entered into a receivables sale agreement with unrelated financial entities (the “Purchasers”) to replace our prior accounts receivable sale facility and to sell, on a revolving basis, undivided interests in our consolidated accounts receivable. The 2011 RSA provides for up to $275 million initially in borrowing capacity, subject to eligible receivables and reserve requirements, secured by the receivables and terminates on June 8, 2014. Outstanding balances under the 2011 RSA accrue program fees generally at commercial paper rates plus 125 basis points and unused capacity is subject to an unused commitment fee of 40 basis points. Additionally, on June 8, 2011, in connection with the entry into the 2011 RSA, we terminated the 2008 RSA. The maximum amount available under the 2008 RSA was $210 million and the final maturity date was July 30, 2013. Outstanding balances under the 2008 RSA accrued interest at a yield of LIBOR plus 300 basis points or Prime plus 200 basis points, at the Company’s discretion and was subject to an unused commitment fee ranging from 25 to 50 basis points, depending on the aggregate unused commitment of the 2008 RSA. The 2011 RSA benefits the Company, as compared to the 2008 RSA, by increasing its borrowing capacity by $65 million and reducing the interest rate on amounts drawn by approximately 175 basis points. As of June 30, 2011, the outstanding borrowing under the 2011 RSA was $176.0 million against a total available borrowing base of $256.9 million, leaving $80.9 million available. Refer to Note 8 to the consolidated financial statements included under Part I of this report for a further discussion of our securitization facility.
Pursuant to the 2011 RSA, collections on the underlying receivables by the Company are held for the benefit of SRCII and the lenders in the facility and are unavailable to satisfy claims of the Company and its subsidiaries. The 2011 RSA contains certain restrictions and provisions (including cross-default provisions to the Company’s other debt agreements) which, if not met, could restrict the Company’s ability to borrow against future eligible receivables. The inability to borrow against additional receivables would reduce liquidity as the daily proceeds from collections on the receivables levered prior to termination are remitted to the lenders, with no further reinvestment of these funds by the lenders into the Company.
Off-Balance Sheet Arrangements
We lease approximately 4,700 tractors under operating leases. Operating leases have been an important source of financing for our revenue equipment. Tractors held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such tractors are reflected in our consolidated statements of operations in the line item “Rental expense.” Our revenue equipment rental expense was $35.6 million in the six months ended June 30 2011, compared with $37.0 million in the six months ended June 30, 2010. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed residual value. As of June 30, 2011, the maximum possible payment under the residual value guarantees was approximately $18.3 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

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
Inflation
Inflation can have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increased. However, with the exception of fuel, the effect of inflation has been minor in recent years. Our average fuel cost per gallon has increased 36.0% between the six months ended June 30, 2010 and 2011. Historically, the majority of the increase in fuel costs has been passed on to our customers through a corresponding increase in fuel surcharge revenue, making the impact of the increased fuel costs on our operating results less severe. If fuel costs escalate and we are unable to recover these costs timely with effective fuel surcharges, it would have an adverse effect on our operation and profitability.
Forward Looking Statements
This Quarterly Report contains statements that may constitute forward-looking statements, usually identified by words such as “anticipates,” “believes,” “estimates,” “plans,” “projects,” “expects,” “intends,” or similar expressions which speak only as of the date the statement was made. Forward-looking statements in this quarterly report include statements concerning: adjustments to income tax assessments as the result of ongoing and future audits; anticipated changes in our unrecognized tax benefits during the next 12 months; the outcome of pending litigation and actions we intend to take in respect thereof; the amount and timing of the recognition of unrealized losses included in other comprehensive income; trends concerning supply, demand, pricing and costs in the trucking industry; our expectation of increasing driver wage and hiring expenses; the benefits of our fuel surcharge program and our ability to recover increasing fuel costs through surcharges; the impact of the lag effect relating to our fuel surcharges; the sources and sufficiency of our liquidity and financial resources; the consequences of a failure to maintain compliance with our debt covenants; the impact of new accounting standards; the timing of our disposition of assets held for sale; the timing of the realization in earnings of unrealized losses relating to our interest rate swaps; our intentions concerning the potential use of derivative financial instruments to hedge fuel price increases; and the timing and amount of future acquisitions of trucking equipment and other capital expenditures and the use and availability of cash, cash flow from operations, leases and debt to finance such acquisitions. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual events may differ materially from those set forth in the forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We have interest rate exposure arising from our senior secured credit facility, senior secured floating rate notes, 2011 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan is mitigated due a 1.50% LIBOR floor on our senior secured credit facility. We manage interest rate exposure through a mix of variable rate debt, fixed rate notes and lease financing, and $350 million notional amount of forward-starting interest rate swaps (weighted average rate of 3.09% before applicable margin). There are no leverage options or prepayment features for the interest rate swaps. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest payments by $1.9 million considering the effect of the LIBOR floor on the senior secured credit facility and excluding the effect of the interest rate swaps which do not take effect until January 2013.
We have commodity exposure primarily with respect to fuel used in company-owned tractors. Further increases in fuel prices will continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, rose from an average of $2.94 per gallon for the six months ended June 30, 2010 to an average of $3.81 per gallon for the six months ended June 30, 2011. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
2004 owner-operator class action litigation
On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly situated persons against Swift Transportation: Garza vs. Swift Transportation Co., Inc., Case No. CV07-0472. The putative class originally involved certain owner-operators who contracted with us under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that we should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied plaintiff’s petition for class certification, the plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14, 2008, we filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted our petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, the plaintiff renewed the motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. We filed a petition for review to the Arizona Court of Appeals to dismiss class certification, urging dismissal on several grounds including, but not limited to, the lack of an employee class representative, and because the named owner-operator class representative only contracted with us for a 3-month period under a one-year contract that no longer exists. We intend to pursue all available appellate relief supported by the record, which we believe demonstrates that the class is improperly certified and, further, that the claims raised have no merit or are subject to mandatory arbitration. The Maricopa County trial court’s decision pertains only to the issue of class certification, and we retain all of our defenses against liability and damages. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
Driving academy class action litigation
On March 11, 2009, a class action lawsuit was filed by Michael Ham, Jemonia Ham, Dennis Wolf, and Francis Wolf on behalf of themselves and all similarly situated persons against Swift Transportation: Michael Ham, JemoniaHam, Dennis Wolf and Francis Wolf v. Swift Transportation Co., Inc., Case No. 2:09-cv-02145-STA-dkv, or the Ham Complaint. The case was filed in the United States District Court for the Western Section of Tennessee Western Division. The putative class involves former students of our Tennessee driving academy who are seeking relief against us for the suspension of their Commercial Driver Licenses, or CDLs, and any CDL retesting that may be required of the former students by the relevant state department of motor vehicles. The allegations arise from the Tennessee Department of Safety, or TDOS, having released a general statement questioning the validity of CDLs issued by the State of Tennessee in connection with the Swift Driving Academy located in the State of Tennessee. We have filed an answer to the Ham Complaint. We have also filed a cross claim against the Commissioner of the TDOS, or the Commissioner, for a judicial declaration and judgment that we did not engage in any wrongdoing as alleged in the complaint and a grant of injunctive relief to compel the Commissioner to redact any statements or publications that allege wrongdoing by us and to issue corrective statements to any recipients of any such publications. The Commissioner’s motion to dismiss our cross claim has been dismissed by the court.

On or about April 23, 2009, two class action lawsuits were filed against us in New Jersey and Pennsylvania, respectively: Michael Pascarella, et al. v.Swift Transportation Co., Inc., Sharon A. Harrington, Chief Administrator of the New Jersey Motor Vehicle Commission, and David Mitchell, Commissioner of the Tennessee Department of Safety, Case No. 09-1921(JBS), in the United States District Court for the District of New Jersey, or the Pascarella Complaint; and Shawn McAlarnen et al. v. Swift Transportation Co., Inc., Janet Dolan, Director of the Bureau of Driver Licensing of The Pennsylvania Department of Transportation, and David Mitchell, Commissioner of the Tennessee Department of Safety, Case No. 09-1737 (E.D. Pa.), in the United States District Court for the Eastern District of Pennsylvania, or the McAlarnen Complaint. Both putative class action complaints involve former students of our Tennessee driving academy who are seeking relief against us, the TDOS, and the state motor vehicle agencies for the threatened suspension of their CDLs and any CDL retesting that may be required of the former students by the relevant state department of motor vehicles. The potential suspension and CDL re-testing was initiated by certain states in response to the general statement by the TDOS questioning the validity of CDL licenses the State of Tennessee issued in connection with the Swift Driving Academy located in Tennessee. The Pascarella Complaint and the McAlarnen Complaint are both based upon substantially the same facts and circumstances as alleged in the Ham Complaint. The only notable difference among the three complaints is that both the Pascarella and McAlarnen Complaints name the local motor vehicles agency and the TDOS as defendants, whereas the Ham Complaint does not. We deny the allegations of any alleged wrongdoing and intend to vigorously defend our position. The McAlarnen Complaint has been dismissed without prejudice because the McAlarnen plaintiff has elected to pursue the Director of the Bureau of Driver Licensing of the Pennsylvania Department of Transportation for damages. We have filed an answer to the Pascarella Complaint. We have also filed a cross-claim against the Commissioner for a judicial declaration and judgment that we did not engage in any wrongdoing as alleged in the complaint and a request for injunctive relief to compel the Commissioner to redact any statements or publications that allege wrongdoing by us and to issue corrective statements to any recipients of any such publications. The Commissioner’s motion to dismiss our cross claim has been dismissed by the court.
On May 29, 2009, we were served with two additional class action complaints involving the same alleged facts as set forth in the Ham Complaint and the Pascarella Complaint. The two matters are Gerald L. Lott and Francisco Armenta on behalf of themselves and all others similarly situated v. Swift Transportation Co., Inc. and David Mitchell the Commissioner of theTennessee Department of Safety, Case No. 2:09-cv-02287, filed on May 7, 2009 in the United States District Court for the Western District of Tennessee, or the Lott Complaint; and Marylene Broadnax on behalf of herself and all others similarly situated v. Swift Transportation Corporation, Case No. 09-cv-6486-7, filed on May 22, 2009 in the Superior Court of Dekalb County, State of Georgia, or the Broadnax Complaint. While the Ham Complaint, the Pascarella Complaint, and the Lott Complaint all were filed in federal district courts, the Broadnax Complaint was filed in state court. As with all of these related complaints, we have filed an answer to the Lott Complaint and the Broadnax Complaint. We have also filed a cross-claim against the Commissioner for a judicial declaration and judgment that we did not engage in any wrongdoing as alleged in the complaint and a request for injunctive relief to compel the Commissioner to redact any statements or publications that allege wrongdoing by us and to issue corrective statements to any recipients of any such publications. The Commissioner’s motion to dismiss our cross claim has been dismissed by the court. The portion of the Lott complaint against the Commissioner has been dismissed as a result of a settlement agreement reached between the approximately 138 Lott class members and the Commissioner granting the class members 90 days to retake the test for their CDL.
The Pascarella Complaint, the Lott Complaint, and the Broadnax Complaint are consolidated with the Ham Complaint in the United States District Court for the Western District of Tennessee and discovery is ongoing.
On July 1, 2011, the United States District Court for the Western District of Tennessee Western division entered an order of court granting class certification of the consolidated matters. We believe that the court committed reversible error in granting class certification and on July 15, 2011 we filed a motion for reconsideration of the class certification determination.
We intend to vigorously contest class certification as well as the allegations made by the plaintiffs should the class remain certified. Based on its knowledge of the facts and advice of outside counsel, management does not believe the outcome of this litigation is likely to have a material adverse effect on us; however, the final disposition of this case and the impact of such final disposition cannot be determined at this time.
Owner-operator misclassification class action litigation
On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: John Doe 1 and Joseph Sheer v. Swift Transportation Co., Inc., and Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 09-CIV-10376 filed in the United States District Court for the Southern District of New York, or the Sheer Complaint. The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act, or FLSA, and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 200 other current or former owner-operators have joined this lawsuit. Upon our motion, the matter has been transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On June 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The Court also denied plaintiff’s request to arbitrate the matter as a class. The plaintiff filed a petition for a writ of mandamus asking that the District Court’s order be vacated. On July 27, 2011, the court denied the plaintiff’s petition for writ of mandamus. We intend to vigorously defend against any arbitration proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
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
California owner-operator and employee driver class action
On July 1, 2010, a class action lawsuit was filed by Michael Sanders against Swift Transportation and IEL: Michael Sanders individually and on behalf of others similarly situated v. Swift Transportation Co., Inc. and Interstate Equipment Leasing, Case No. 10523440 in the Superior Court of California, County of Alameda, or the Sanders Complaint. The putative class involves both owner-operators and driver employees alleging differing claims against Swift and IEL. Many of the claims alleged by both the putative class of owner-operators and the putative class of employee drivers overlap the same claims as alleged in the Sheer Complaint with respect to owner-operators and the Burnell Complaint as it relates to employee drivers. As alleged in the Sheer Complaint, the putative class includes owner-operators of Swift during the four years preceding the date of filing alleging that Swift misclassified owner-operators as independent contractors in violation of FLSA and various California state laws and that such owner-operators should be considered employees. As also alleged in the Sheer Complaint, the owner-operator portion of the Sanders Complaint also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. As alleged in the Burnell Complaint, the putative class in the Sanders Complaint includes drivers who worked for us during the four years preceding the date of filing alleging that we failed to provide proper meal and rest periods, failed to provide accurate wage statement upon separation from employment, and failed to timely pay wages upon separation from employment. The Sanders Complaint also raises two issues with respect to the owner-operators and two issues with respect to drivers that were not also alleged as part of either the Sheer Complaint or the Burnell Complaint. These separate owner-operator claims allege that Swift failed to provide accurate wage statements and failed to properly compensate for waiting times. The separate employee driver claims allege that Swift failed to reimburse business expenses and coerced driver employees to patronize the employer. The Sanders Complaint seeks to create two classes, one which is mostly (but not entirely) encompassed by the Sheer Complaint and another which is mostly (but not entirely) encompassed by the Burnell Complaint. Upon our motion, the Sanders Complaint has been transferred from the Superior Court of California for the County of Alameda to the United States District Court for the Northern District of California. The Sanders matter is currently subject to a stay of proceedings pending determinations in other unrelated appellate cases that seek to address similar issues. The issue of class certification must first be resolved before the court will address the merits of the case, and we retain all of our defenses against liability and damages pending a determination of class certification. We intend to vigorously defend against certification of the class as well as the merits of this matter should the class be certified. The final disposition of this case and the impact of such final disposition cannot be determined at this time.

California and Oregon Minimum Wage Class Action
On July 12, 2011, a class action lawsuit was filed by Simona Montalvo on behalf of herself and all similarly situated persons against Swift Transportation: Montalvo et al. v. Swift Transportation Corporation d/b/a ST Swift Transportation Corporation in the Superior Court of California, County of San Diego. On July 22, 2011 a class action lawsuits was filed by Glen Ridderbush on behalf of himself and all similarly situated persons against Swift Transportation: Ridderbush et al. v. Swift Transportation Co. of Arizona LLC and Swift Transportation Services, LLC in the Circuit Court for the State of Oregon, Multnomah County. Both putative classes include employees alleging that candidates for employment were not paid minimum wage during their orientation phase.
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

ITEM 6:	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	Amended and Restated Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

4.1	Intercreditor Agreement	Incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-4 filed on May 5, 2011

10.1	Purchase and Sale Agreement, dated June 8, 2011, among Swift Receivables Company II, LLC, Swift Transportation Services, LLC, Swift Leasing Co., LLC, and Swift Intermodal, LLC	Filed herewith

10.2*
Receivables Purchase Agreement, dated June 8, 2011, among Swift Receivables Company II, LLC, Swift Transportation Services, LLC, the various conduit purchasers from time to time party hereto, the various related committed purchasers from time to time party hereto, the various purchaser agents from time to time party hereto, the various LC participants from time to time party hereto, and PNC Bank, National Association
Filed herewith

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Page or Method of Filing

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101**	XBRL Instance Document	Furnished herewith

101**	XBRL Taxonomy Extension Schema Document	Furnished herewith

101**	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101**	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101**	XBRL Taxonomy Presentation Link base Document	Furnished herewith

*
Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934.

**
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submissions requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SWIFT TRANSPORTATION COMPANY

Date: August 9, 2011	/s/ Jerry Moyes
Jerry Moyes
Chief Executive Officer and President

Date: August 9, 2011	/s/ Virginia Henkels Virginia Henkels
Executive Vice President and Chief Financial Officer