Form 10-Q
period 2011-09-30
SWIFT TRANSPORTATION Co
filed 2011-11-09
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Class A common stock as of November 4, 2011 was 79,381,863, and the number of outstanding shares of the registrant’s Class B common stock as of November 4, 2011 was 60,116,713.

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS
Swift Transportation Company and Subsidiaries
Consolidated balance sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$40,177	$47,494
Restricted cash	74,574	84,568
Accounts receivable, net	334,504	276,879
Income tax refund receivable	6,267	5,059
Inventories and supplies	17,552	9,882
Assets held for sale	13,058	8,862
Prepaid taxes, licenses, insurance and other	44,243	40,709
Deferred income taxes	29,475	30,741
Other current assets	13,738	8,122

Total current assets	573,588	512,316

Property and equipment, at cost:
Revenue and service equipment	1,639,336	1,600,025
Land	133,711	141,474
Facilities and improvements	228,600	224,976
Furniture and office equipment	38,165	33,660

Total property and equipment	2,039,812	2,000,135
Less: accumulated depreciation and amortization	747,825	660,497

Net property and equipment	1,291,987	1,339,638
Insurance claims receivable	—	34,892
Other assets	70,445	59,049
Intangible assets, net	354,891	368,744
Goodwill	253,256	253,256

Total assets	$2,544,167	$2,567,895

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$90,525	$90,220
Accrued liabilities	112,635	80,455
Current portion of claims accruals	70,814	86,553
Current portion of long-term debt and obligations under capital leases	54,003	66,070
Fair value of guarantees	2,886	2,886

Total current liabilities	330,863	326,184

Long-term debt and obligations under capital leases	1,533,711	1,708,030
Claims accruals, less current portion	109,037	135,596
Deferred income taxes	331,606	303,549
Securitization of accounts receivable	180,000	171,500
Fair value of interest rate swaps	8,830	—
Other liabilities	4,131	6,207

Total liabilities	2,498,178	2,651,066

Contingencies (note 13)
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; Authorized 1,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 79,381,853 and 73,300,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	794	733
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 60,116,713 shares issued and outstanding at September 30, 2011 and December 31, 2010	601	601
Additional paid-in capital	890,735	822,140
Accumulated deficit	(832,933)	(886,671)
Accumulated other comprehensive loss	(13,410)	(20,076)
Noncontrolling interests	202	102

Total stockholders’ equity (deficit)	45,989	(83,171)

Total liabilities and stockholders’ equity (deficit)	$2,544,167	$2,567,895

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statements of operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Amounts in thousands, except per share data)

Operating revenue	$863,826	$758,281	$2,473,185	$2,149,296

Operating expenses:
Salaries, wages and employee benefits	197,046	187,299	595,078	552,020
Operating supplies and expenses	61,794	59,099	177,664	161,150
Fuel	159,719	116,899	478,537	338,475
Purchased transportation	234,743	198,910	652,460	572,401
Rental expense	23,685	19,187	60,898	57,583
Insurance and claims	21,252	22,898	71,853	72,584
Depreciation and amortization of property and equipment	51,058	48,027	152,969	156,449
Amortization of intangibles	4,509	4,955	13,853	15,632
Impairments	—	—	—	1,274
Gain on disposal of property and equipment	(2,946)	(1,808)	(5,901)	(5,013)
Communication and utilities	6,819	6,408	19,614	18,962
Operating taxes and licenses	16,450	14,307	47,167	41,297

Total operating expenses	774,129	676,181	2,264,192	1,982,814

Operating income	89,697	82,100	208,993	166,482

Other (income) expenses:
Interest expense	36,629	64,095	110,761	189,459
Derivative interest expense	3,384	16,963	12,067	58,969
Interest income	(562)	(297)	(1,500)	(800)
Other	(380)	(612)	(1,555)	(2,452)

Total other (income) expenses, net	39,071	80,149	119,773	245,176

Income (loss) before income taxes	50,626	1,951	89,220	(78,694)
Income tax expense (benefit)	19,676	2,970	35,482	(1,595)

Net income (loss)	$30,950	$(1,019)	$53,738	$(77,099)

Basic earnings (loss) per share	$0.22	$(0.02)	$0.39	$(1.28)

Diluted earnings (loss) per share	$0.22	$(0.02)	$0.38	$(1.28)

Shares used in per share calculations
Basic	139,498	60,117	139,039	60,117

Diluted	139,503	60,117	139,709	60,117

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statements of comprehensive income (loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)

Net income (loss)	$30,950	$(1,019)	$53,738	$(77,099)
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax	(3,314)	—	(5,401)	—
Accumulated losses on derivatives reclassified to income, net of tax	3,384	7,382	12,067	28,285

Total other comprehensive income	70	7,382	6,666	28,285

Comprehensive income (loss)	$31,020	$6,363	$60,404	$(48,814)

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statement of stockholders’ equity (deficit)

	Class A		Class B				Accumulated		Total
	Common Stock		Common Stock		Additional		Other		Stockholders’
		Par		Par	Paid-in	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Interests	(Deficit)
	(Unaudited)
	(Dollars in thousands)

Balances, December 31, 2010	73,300,000	$733	60,116,713	$601	$822,140	$(886,671)	$(20,076)	$102	$(83,171)
Issuance of Class A common stock for cash, net of fees and expenses of issuance	6,050,000	61			62,933				62,994
Grant of restricted Class A common stock	9,334	—			140				140
Exercise of stock options and tax deficiency	22,519	—			138				138
Other comprehensive income							6,666		6,666
Non-cash equity compensation					5,384				5,384
Sale of interest in captive insurance subsidiary								100	100
Net income						53,738			53,738

Balances, September 30, 2011	79,381,853	$794	60,116,713	$601	$890,735	$(832,933)	$(13,410)	$202	$45,989

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statements of cash flows

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$53,738	$(77,099)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	166,822	172,081
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	17,665	10,114
Gain on disposal of property and equipment less write-off of totaled tractors	(4,139)	(4,322)
Impairment of property and equipment	—	1,274
Deferred income taxes	32,752	(20,657)
Reduction of allowance for losses on accounts receivable	(530)	(1,489)
Income effect of mark-to-market adjustment of interest rate swaps	—	23,427
Non-cash equity compensation	5,524	—
Loss on debt extinguishment	217	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(57,095)	(54,988)
Inventories and supplies	(7,670)	246
Prepaid expenses and other current assets	(4,742)	(3,608)
Other assets	(12,310)	12,175
Accounts payable, accrued and other liabilities	26,989	56,931

Net cash provided by operating activities	217,221	114,085

Cash flows from investing activities:
Decrease (increase) in restricted cash	9,994	(47,616)
Proceeds from sale of property and equipment	46,869	30,536
Capital expenditures	(168,046)	(108,175)
Payments received on notes receivable	5,118	4,179
Expenditures on assets held for sale	(6,093)	(1,929)
Payments received on assets held for sale	9,089	2,365
Payments received on equipment sale receivables	—	208

Net cash used in investing activities	(103,069)	(120,432)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	62,994	—
Repayment of long-term debt and capital leases	(189,390)	(42,599)
Borrowings under accounts receivable securitization	164,000	117,000
Repayment of accounts receivable securitization	(155,500)	(125,000)
Payment of deferred loan costs	(3,711)	—
Tax distributions on behalf of stockholders	—	(1,322)
Other financing activities	138	342

Net cash used in financing activities	(121,469)	(51,579)

Net decrease in cash and cash equivalents	(7,317)	(57,926)

Cash and cash equivalents at beginning of period	47,494	115,862
Cash and cash equivalents at end of period	$40,177	$57,936

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated statements of cash flows — (continued)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$73,181	$205,607

Income taxes	$7,537	$27,019

Supplemental schedule of:
Non-cash investing activities:
Equipment sales receivables	$6,058	$1,201

Equipment purchase accrual	$7,952	$31,199

Notes receivable from sale of assets	$3,264	$7,499

Non-cash financing activities:
Re-recognition of securitized accounts receivable	$—	$148,000

Capital lease additions	$705	$54,134

Cancellation of senior notes	$—	$89,352

Reduction in stockholder loan	$—	$231,000

Paid-in-kind interest on stockholder loan	$—	$4,848

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited)
Note 1. Basis of Presentation
Swift Transportation Company (formerly Swift Corporation) is the holding company for Swift Transportation Co., LLC (a Delaware limited liability company, formerly Swift Transportation Co., Inc., a Nevada corporation) and its subsidiaries (collectively, “Swift Transportation Co.”), a truckload carrier headquartered in Phoenix, Arizona, and Interstate Equipment Leasing, LLC (“IEL”) (all the foregoing being, collectively, “Swift” or the “Company”). The Company operates predominantly in one industry, road transportation, throughout the continental United States and Mexico and has only one reportable segment. At September 30, 2011, the Company operated a national terminal network and a tractor fleet of approximately 16,100 units comprised of 11,800 company tractors and 4,300 owner-operator tractors, a fleet of 49,900 trailers, and 5,900 intermodal containers.
In the opinion of management, the accompanying financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) include all adjustments necessary for the fair presentation of the interim periods presented. These interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2010. Management has evaluated the effect on the Company’s reported financial condition and results of operations of events subsequent to September 30, 2011 through the issuance of the financial statements.
Note 2. New Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU was issued concurrently with International Financial Reporting Standards (“IFRS”) 13, Fair Value Measurements (IFRS 13), and amends Accounting Standards Codification Topic (“Topic”) 820 to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU No. 2011-04 is effective for the Company’s interim and annual periods prospectively beginning January 1, 2012. Early adoption is not permitted for the Company. In the period of adoption, the Company will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The Company does not expect the adoption of this statement to have a material impact on the amounts and disclosures in its consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. The objective of this ASU is to simplify how entities test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test described in Topic 350. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This ASU does not change the requirement under Topic 350 that other indefinite-lived intangibles be tested for impairment on at least an annual basis via the two-step method. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted and will be elected by the Company for its annual goodwill impairment assessment in the fourth quarter of 2011. The Company does not expect the adoption of this ASU to have a material impact on the amounts recorded in its consolidated financial statements.
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

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited)
Note 4. Income Taxes
The Company’s effective tax rate for the three months ended September 30, 2011 was 39%. The Company’s effective tax rate for the nine months ended September 30, 2011 was 40%, which was 1% higher than the normalized effective tax rate primarily due to the amortization of previous losses from accumulated other comprehensive income (loss) (“OCI”) to income (for book purposes) related to the Company’s previous interest rate swaps that were terminated in December 2010, partially offset by a favorable change in unrecognized tax benefits during the period resulting from the conclusion of our federal tax audit as well as a state tax audit. The Company’s effective tax rate for the three months ended September 30, 2010 was 152%, which was significantly more than the 2010 expected effective tax rate of 26% resulting primarily from the amortization of previous losses from accumulated OCI related to the previous interest rate swaps and a change in unrecognized tax benefits during the quarter resulting from an IRS examination. The Company’s effective tax rate for the nine months ended September 30, 2010 was 2%, which was significantly less than the 2010 expected effective tax rate of 26% as a result of the same factors causing the difference in the three months ended September 30, 2010. The amortization of swap losses had a larger impact on the effective tax rate in the 2010 periods because the amortization was larger in 2010, and because the magnitude of the estimated expected full year pre-tax income (loss) was smaller for 2010.
As of September 30, 2011, the Company had unrecognized tax benefits totaling approximately $3.0 million, all of which would favorably impact its effective tax rate if subsequently recognized. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of September 30, 2011 were approximately $0.8 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company anticipates that the total amount of unrecognized tax benefits may decrease by approximately $1.4 million during the next twelve months, which should not have a material impact on the Company’s financial statements.
The Company, including its subsidiaries, during the third quarter of 2011 concluded its United States federal income tax examination, including appeals, for 2005, 2006 and the short period ending May 2007. The Company is no longer subject to United States federal income tax examinations for years prior to 2008. The Company is currently under examination by various other state jurisdictions for years ranging from 2005 to 2010. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. The Company is no longer subject to state income tax examinations for years before 2005.
Note 5. Intangible Assets
Intangible assets as of September 30, 2011 and December 31, 2010 were (in thousands):

	September 30,	December 31,
	2011	2010
Customer Relationships:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(101,470)	(87,617)
Trade Name:
Gross carrying value	181,037	181,037

Intangible assets, net	$354,891	$368,744

For all periods ending on or after December 31, 2007, amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with Swift Transportation Co.’s going private in the 2007 transactions in which Swift Corporation acquired Swift Transportation Co. Intangible assets acquired as a result of the Swift Transportation Co. acquisition include trade name, customer relationships, and owner-operator relationships. Amortization of the customer relationships acquired in the going private transaction is calculated on the 150% declining balance method over the estimated useful life of 15 years. The customer relationships contributed to the Company at May 9, 2007 is amortized using the straight-line method over 15 years. The owner-operator relationships were amortized using the straight-line method over three years and was fully amortized at December 31, 2010. The trade name has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value.
Amortization of intangibles for three months ended September 30, 2011 and 2010 is comprised of $4.2 million and $4.7 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to previous intangible assets existing prior to the 2007 going private transaction. Amortization of intangibles for nine months ended September 30, 2011 and 2010 is comprised of $13.0 million and $14.8 million respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.9 million in each period related to previous intangible assets existing prior to the 2007 going private transaction.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited)
Note 6. Assets Held for Sale
Assets held for sale as of September 30, 2011 and December 31, 2010 were (in thousands):

	September 30,	December 31,
	2011	2010
Land and facilities	$9,957	$3,896
Revenue equipment	3,101	4,966

Assets held for sale	$13,058	$8,862

As of September 30, 2011 and December 31, 2010, assets held for sale are stated at the lower of depreciated cost or fair value less estimated selling expenses. The Company expects to sell these assets within the next twelve months. The increase in assets held for sale during the nine months ended September 30, 2011 was the result of management identifying, during the third quarter of 2011, a vacant property located north of its Phoenix, Arizona headquarters with a carrying value of $9.7 million as an asset held for sale. This increase was offset by the sale of a property located in Laredo, Texas previously identified as an asset held for sale with a carrying value of $1.2 million.
Note 7. Debt and Financing Transactions
Other than the Company’s accounts receivable securitization as discussed in Note 8 and its outstanding capital lease obligations as discussed in Note 9, the Company had long-term debt outstanding at September 30, 2011 and December 31, 2010, respectively, as follows (in thousands):

	September 30,	December 31,
	2011	2010
Senior secured first lien term loan due December 2016, net of $9,298 and $10,649 OID at September 30, 2011 and December 31, 2010, respectively	$925,091	$1,059,351
Senior second priority secured notes due November 15, 2018, net of $9,018 and $9,965 OID at September 30, 2011 and December 31, 2010, respectively	490,982	490,035
Floating rate notes due May 15, 2015	—	11,000
12.50% fixed rate notes due May 15, 2017	15,638	15,638
Note payable, with principal and interest payable in five annual payments of $514 plus interest at a fixed rate of 7.00% through February 2013 secured by real property	1,028	1,542
Notes payable, with principal and interest payable in 24 monthly payments of $130 including interest at a fixed rate of 7.5% through May 2011	—	512
Notes payable, with principal and interest payable in 36 monthly payments of $38 at a fixed rate of 4.25% through December 2013	1,041	1,394

Total long-term debt	1,433,780	1,579,472
Less: current portion	978	10,304

Long-term debt, less current portion	$1,432,802	$1,569,168

The majority of currently outstanding debt was issued in December 2010 to refinance debt initially incurred in connection with the Company’s acquisition of Swift Transportation Co. in May 2007, a going private transaction under SEC rules. The debt outstanding at September 30, 2011 primarily consists of proceeds from a first lien term loan, pursuant to a senior secured credit facility with a group of lenders, with a face value of $934.4 million at September 30, 2011, net of unamortized original issue discount of $9.3 million, and proceeds from the offering of $500 million face value of senior second priority secured notes, net of unamortized original issue discount of $9.0 million at September 30, 2011. The credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary. As of September 30, 2011 and December 31, 2010, the balance of deferred loan costs was $23.5 million and $23.1 million, respectively, and is reported in other assets in the consolidated balance sheets.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Senior Secured Credit Facility
The credit facility was entered into on December 21, 2010 and consists of a first lien term loan with an original aggregate principal amount of $1.07 billion due December 2016 and a $400 million revolving line of credit due December 2015. As of September 30, 2011, interest on the first lien term loan accrues at 6.00% (the LIBOR floor of 1.50% plus the applicable margin of 4.50%). As of September 30, 2011, there were no borrowings under the $400 million revolving line of credit, while the Company had outstanding letters of credit under the revolving line of credit primarily for workers’ compensation and self-insurance liability purposes totaling $166.7 million, leaving $233.3 million available under the revolving line of credit. Outstanding letters of credit incur fees of 4.50% per annum. The Company was in compliance with the covenants in the senior secured credit agreement at September 30, 2011.
On September 29, 2011, the Company made a $75 million voluntary prepayment on its senior secured first lien term loan. The prepayment was funded through the release of previously restricted cash from the Company’s captive insurance subsidiaries and from other cash on hand. Additionally, in January 2011, the Company used $60.0 million of proceeds from its issuance of an additional 6,050,000 shares of its Class A common stock, as discussed in Note 3, to pay down the first lien term loan. As a result of these prepayments, there are no scheduled principal payments remaining on the first lien term loan until its maturity in December 2016.
Senior Second Priority Secured Notes
On December 21, 2010, Swift Services Holdings, Inc., a wholly-owned subsidiary, completed a private placement of senior second priority secured notes totaling $500 million face value which mature in November 2018 and bear interest at 10.00% (the “senior notes”). The Company received proceeds of $490 million, net of a $10.0 million original issue discount. Interest on the senior notes is payable on May 15 and November 15 each year. The Company was in compliance with the covenants in the indenture governing the senior notes at September 30, 2011.
Fixed and Floating-Rate Notes
As of September 30, 2011, there was $15.6 million outstanding of 12.50% fixed rate notes due May 15, 2017. The Company was in compliance with the covenants in the indenture governing the fixed rate notes at September 30, 2011. In August 2011, the Company completed its call of the remaining $11.0 million face value of floating rate notes due 2017, at par.
Note 8. Accounts Receivable Securitization
On June 8, 2011, Swift Receivables Company II, LLC, a Delaware limited liability company (“SRCII”), a wholly-owned bankruptcy-remote special purpose subsidiary, entered into a receivables sale agreement (the “2011 RSA”) with unrelated financial entities (the “Purchasers”) to replace the Company’s prior accounts receivable sale facility and to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. Pursuant to the 2011 RSA, the Company’s receivable originator subsidiaries will sell all of their eligible accounts receivable to SRCII, which in turn sells a variable percentage ownership interest in its accounts receivable to the Purchasers. The 2011 RSA provides for up to $275 million initially in borrowing capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The 2011 RSA terminates on June 8, 2014 and is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. Outstanding balances under the 2011 RSA accrue program fees generally at commercial paper rates plus 125 basis points and unused capacity is subject to an unused commitment fee of 40 basis points. Pursuant to the 2011 RSA, collections on the underlying receivables by the Company are held for the benefit of SRCII and the Purchasers in the facility and are unavailable to satisfy claims of the Company and its subsidiaries. The facility qualifies for treatment as a secured borrowing under Topic 860, Transfers and Servicing, and as such, outstanding amounts are carried on the Company’s balance sheet as a liability with program fees recorded in interest expense.
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
For the three and nine months ended September 30, 2011, the Company incurred program fee expenses of $0.9 million and $3.3 million, respectively, associated with the 2011 RSA and 2008 RSA, which was recorded in interest expense. For the three and nine months ended September 30, 2010, the Company incurred program fee expenses of $1.3 million and $3.7 million, respectively, associated with the 2008 RSA, which was recorded in interest expense. As of September 30, 2011, the outstanding borrowing under the 2011 RSA was $180.0 million against a total available borrowing base of $259.6 million, leaving $79.6 million available.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Note 9. Capital Leases
The Company leases certain revenue equipment under capital leases. The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. The Company is obligated to pay the balloon payments at the end of the leased term whether or not it receives the proceeds of the contracted residual values from the respective manufacturers. Certain leases contain renewal or fixed price purchase options. Obligations under capital leases total $153.9 million at September 30, 2011, the current portion of which is $53.0 million. The leases are collateralized by revenue equipment with a cost of $328.4 million and accumulated amortization of $118.0 million at September 30, 2011. The amortization of the equipment under capital leases is included in depreciation and amortization of property and equipment.
Note 10. Derivative Financial Instruments
In April 2011, as contemplated by the credit facility, the Company entered into two forward-starting interest rate swap agreements with a total notional amount of $350 million. These interest rate swaps take effect in January 2013 and have a maturity date of July 2015. At April 27, 2011 (“designation date”), the Company designated and qualified these interest rate swaps as cash flow hedges. These interest rate swap agreements are highly effective as a hedge of the Company’s variable rate debt. Subsequent to the April 27, 2011 designation date, the effective portion of the changes in fair value of the designated swaps is recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the variable debt affects earnings, which hedged interest accruals do not begin until January 2013. Any ineffective portions of the changes in the fair value of designated interest rate swaps will be recognized directly to earnings as derivative interest expense in the Company’s statements of operations. At September 30, 2011, changes in fair value of the designated interest rate swap agreements totaling $5.4 million, net of tax, were reflected in accumulated OCI. As of September 30, 2011, the Company estimates that none of the unrealized losses included in OCI related to these swaps will be realized and reported in earnings within the next twelve months. The fair value of the interest rate swap liability at September 30, 2011 was $8.8 million. The fair values of the interest rate swaps are based on valuations provided by third parties, derivative pricing models, and credit spreads derived from the trading levels of the Company’s first lien term loan. Refer to Note 11 for further discussion of the Company’s fair value methodology.
In December 2010, in conjunction with the IPO and debt refinancing transactions, the Company terminated its two remaining interest rate swap agreements related to its refinanced debt and paid $66.4 million to the counterparties to settle the outstanding liabilities. In accordance with Topic 815, Derivatives and Hedging, the balance of unrealized losses recorded in accumulated OCI on the date of termination is required to remain in accumulated OCI and be amortized to expense through the term of the hedged interest payments, which extends to the original maturity of the swaps in August 2012. At September 30, 2011 and December 31, 2010, unrealized losses totaling $8.1 million and $20.2 million after taxes, respectively, were reflected in accumulated OCI, related to the terminated swaps, all of which will be realized and reported in earnings by August 2012.
As of September 30, 2011 and December 31, 2010, information about classification of fair value of the Company’s interest rate derivative contracts, all of which are designated as hedging instruments under Topic 815, is as follows (in thousands):

		Fair Value
	Balance Sheet	September 30,	December 31,
Derivative Liabilities Description	Classification	2011	2010
Interest rate derivative contracts designated as hedging instruments under Topic 815:	Fair value of interest rate swaps	$8,830	$—

Total derivatives		$8,830	$—

For the three and nine month periods ended September 30, 2011 and 2010, information about amounts and classification of gains and losses from the Company’s interest rate derivative contracts that were designated as hedging instruments under Topic 815 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Amount of loss recognized in OCI on derivative pre-tax (effective portion)	$5,418	$—	$8,830	$—
Amount of loss reclassified from accumulated OCI into income as “Derivative interest expense” (effective portion)	$(3,384)	$(7,382)	$(12,067)	$(28,285)

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
For the three and nine months ended September 30, 2011 and 2010, information about amounts and classification of gains and losses on the Company’s interest rate derivative contracts that were not designated as hedging instruments under Topic 815 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Amount of loss recognized in income on derivative as “Derivative interest expense”	$—	$(9,581)	$—	$(30,684)
Note 11. Fair Value Measurement
Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of September 30, 2011 and December 31, 2010, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial Liabilities:
Senior secured first lien term loan	$925,091	$895,026	$1,059,351	$1,062,497
Senior second priority secured notes	490,982	442,498	490,035	513,312
Fixed rate notes	15,638	15,110	15,638	17,202
Floating rate notes	N/A	N/A	11,000	10,973
Securitization of accounts receivable	180,000	180,000	171,500	174,715
Interest rate swaps	8,830	8,830	N/A	N/A
The carrying amounts shown in the table (other than the securitization of accounts receivable and interest rate swaps) are included in the consolidated balance sheet in Long-term debt and obligations under capital leases (current and non-current portions). The fair values of the financial instruments shown in the above table as of September 30, 2011 and December 31, 2010 represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances.
The following summary presents a description of the methods and assumptions used to estimate the fair value of each class of financial instrument.
First lien term loan, senior second priority secured notes, and fixed and floating rate notes
The fair values of the first lien term loan, senior second priority secured notes, fixed rate notes, and floating rate notes were determined by bid prices in trading between qualified institutional buyers.
Securitization of accounts receivable
The Company’s securitization of accounts receivable consists of borrowings outstanding pursuant to the Company’s 2011 RSA, as discussed in Note 8. Its fair value is estimated by discounting future cash flows using a discount rate commensurate with the uncertainty involved.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Interest rate swaps
The Company’s interest rate swap agreements were carried on the balance sheet at fair value at September 30, 2011 and consisted of two interest rate swaps. These swaps were entered into for the purpose of hedging the variability of interest expense and interest payments on the Company’s long-term variable rate debt. Because the Company’s interest rate swaps are not actively traded, they are valued using valuation models. Interest rate yield curves and credit spreads derived from trading levels of the Company’s first lien term loan are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments the Company holds. The Company considers the effect of its own credit standing and that of its counterparties in the valuations of its derivative financial instruments. As of September 30, 2011, the Company had recorded a credit valuation adjustment of $1.6 million, based on the credit spread derived from trading levels of the Company’s first lien term loan, to reduce the interest rate swap liability to its fair value.
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

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company will measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Following is a brief summary of the Company’s classification within the fair value hierarchy of each major category of assets and liabilities that it measures and reports on its balance sheet at fair value on a recurring basis as of September 30, 2011:
•
Interest rate swaps. The Company’s interest rate swaps are not actively traded but are valued using valuation models and credit valuation adjustments, both of which use significant inputs that are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classified these valuation techniques as Level 2 in the hierarchy.

As of September 30, 2011, information about inputs into the fair value measurements of each major category of the Company’s assets and liabilities that were measured at fair value on a recurring basis in periods subsequent to their initial recognition was as follows (in thousands):

Fair Value Measurements at Reporting Date Using
Quoted
Prices in
		Active	Significant
	Total Fair	Markets for	Other	Significant
	Value and	Identical	Observable	Unobservable
	Carrying Value	Assets	Inputs	Inputs
Description	on Balance Sheet	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2011:
Liabilities:
Interest rate swaps	$8,830	$—	$8,830	$—

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
The following table sets forth a reconciliation of the changes in fair value during the nine month period ended September 30, 2010 of the Company’s Level 3 retained interest in receivables that was measured at fair value on a recurring basis prior to the Company’s adoption of ASU No. 2009-16, Accounting for Transfers of Financial Assets (Topic 860), on January 1, 2010 (in thousands):

		Sales, Collections		Transfers in
	Fair Value at	and	Total Realized	and/or Out of	Fair Value at
	Beginning of Period	Settlements, Net	Gains (Losses)	Level 3	End of Period
Nine Months Ended September 30, 2010	$79,907	$—	$—	$(79,907)[1]	$—

[1]
Upon adoption of ASU 2009-16 on January 1, 2010, the Company’s retained interest in receivables was de-recognized upon recording the previously transferred receivables and recognizing the securitization proceeds as a secured borrowing on the Company’s balance sheet. Thus the removal of the retained interest balance is reflected here as a transfer out of Level 3.

For the nine month period ended September 30, 2010, information about inputs into the fair value measurements of the Company’s assets that were measured at fair value on a nonrecurring basis in the period is as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical Assets	Observable	Unobservable	Total Gains
Description	End of Period	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	(Losses)
Nine Months Ended September 30, 2010
Long-lived assets held for sale	2,277	—	—	2,277	(1,274)

Total	$2,277	$—	$—	$2,277	$(1,274)

In accordance with the provisions of Topic 360, Property, Plant and Equipment, trailers with a carrying amount of $3.6 million were written down to their fair value of $2.3 million during the first quarter of 2010, resulting in an impairment charge of $1.3 million, which was included in impairments in the consolidated statement of operations for the nine months ended September 30, 2010. The impairment of these assets was identified due to the Company’s decision to remove them from the operating fleet through sale or salvage. For these assets valued using significant unobservable inputs, inputs utilized included the Company’s estimates and recent auction prices for similar equipment and commodity prices for units expected to be salvaged.
Note 12. Earnings (loss) per Share
The computation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net income (loss)	$30,950	$(1,019)	$53,738	$(77,099)

Weighted average shares:

Common shares outstanding for basic earnings (loss) per share	139,498	60,117	139,039	60,117

Common shares outstanding for diluted earnings (loss) per share	139,503	60,117	139,709	60,117

Basic earnings (loss) per share	$0.22	$(0.02)	$0.39	$(1.28)

Diluted earnings (loss) per share	$0.22	$(0.02)	$0.38	$(1.28)

The difference between basic shares outstanding and diluted shares outstanding for the three and nine month periods ended September 30, 2011 represents the dilutive effect of potential Class A common shares issuable under outstanding stock option awards. For the three and nine months ended September 30, 2010, all potential common shares issuable upon exercise of outstanding stock options are excluded from diluted shares outstanding as their effect is antidilutive. As of September 30, 2011 and 2010, there were 6,124,897 and 6,161,520 options outstanding, respectively.

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
Note 14. Change in Estimate
In the first quarter of 2010, management undertook an evaluation of the Company’s revenue equipment and concluded that it would be more cost effective to scrap approximately 7,000 dry van trailers rather than to maintain them in the operating fleet and is now in the process of scrapping them. These trailers did not qualify for assets held for sale treatment and were thus considered long-lived assets held and used. As a result, management revised its previous estimates regarding remaining useful lives and estimated residual values for these trailers, resulting in incremental depreciation expense in the first quarter of 2010 of $7.4 million. These trailers are in addition to the approximately 2,500 trailers that were reclassified to assets held for sale, as discussed in Note 11.
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
The condensed consolidating financial statements present consolidating financial data for (i) Swift Transportation Company (on a parent only basis), (ii) Swift Services Holdings, Inc. (on an issuer only basis), (iii) the combined Guarantor Subsidiaries, (iv) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and (v) the parent company and subsidiaries on a consolidated basis as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010. Swift Services Holdings, Inc. was formed in November 2010 in anticipation of the issuance of the senior second priority secured notes, and as such, there is no financial activity for this entity prior to this date.
Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating balance sheet as of September 30, 2011

	Swift	Swift
	Transportation	Services
	Company	Holdings,	Guarantor	Non-Guarantor	Eliminations for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$23,592	$—	$8,351	$8,234	$—	$40,177
Restricted cash	—	—	—	74,574	—	74,574
Accounts receivable, net	—	—	18,646	319,178	(3,320)	334,504
Intercompany receivable (payable)	427,101	467,953	(951,275)	56,221	—	—
Other current assets	3,804	48	110,555	9,926	—	124,333

Total current assets	454,497	468,001	(813,723)	468,133	(3,320)	573,588

Property and equipment, net	—	—	1,260,737	31,250	—	1,291,987
Other assets	(529,685)	2,790	295,846	6,485	295,009	70,445
Intangible assets, net	—	—	343,483	11,408	—	354,891
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$(75,188)	$470,791	$1,333,320	$523,555	$291,689	$2,544,167

Current portion of long-term debt and obligations under capital leases	$—	$—	$53,604	$47,947	$(47,548)	$54,003
Other current liabilities	1,668	18,889	227,812	31,811	(3,320)	276,860

Total current liabilities	1,668	18,889	281,416	79,758	(50,868)	330,863

Long-term debt and obligations under capital leases	—	490,982	1,042,230	5,639	(5,140)	1,533,711
Deferred income taxes	(104,569)	(13,685)	446,244	3,616	—	331,606
Securitization of accounts receivable	—	—	—	180,000	—	180,000
Other liabilities	—	—	74,437	47,561	—	121,998

Total liabilities	(102,901)	496,186	1,844,327	316,574	(56,008)	2,498,178

Total stockholders’ equity (deficit)	27,713	(25,395)	(511,007)	206,981	347,697	45,989

Total liabilities and stockholders’ equity (deficit)	$(75,188)	$470,791	$1,333,320	$523,555	$291,689	$2,544,167

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating balance sheet as of December 31, 2010

	Swift	Swift
	Transportation	Services		Non-	Eliminations
	Company	Holdings,	Guarantor	Guarantor	for
	(Parent)	Inc. (Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$1,561	$—	$35,844	$10,089	$—	$47,494
Restricted cash	—	—	—	84,568	—	84,568
Accounts receivable, net	—	—	16,398	261,175	(694)	276,879
Intercompany receivable (payable)	324,359	487,942	(861,300)	48,999	—	—
Other current assets	9,104	44	82,247	11,980	—	103,375

Total current assets	335,024	487,986	(726,811)	416,811	(694)	512,316

Net property and equipment	—	—	1,309,453	30,185	—	1,339,638
Other assets	(588,713)	2,051	301,472	7,966	371,165	93,941
Intangible assets, net	—	—	356,696	12,048	—	368,744
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$(253,689)	$490,037	$1,487,787	$473,289	$370,471	$2,567,895

Current portion of long-term debt and obligations under capital leases	$—	$—	$65,672	$3,757	$(3,359)	$66,070
Other current liabilities	3,848	1,389	226,623	28,948	(694)	260,114

Total current liabilities	3,848	1,389	292,295	32,705	(4,053)	326,184

Long-term debt and obligations under capital leases	—	490,035	1,217,197	2,537	(1,739)	1,708,030
Deferred income taxes	(162,856)	(486)	463,183	3,708	—	303,549
Securitization of accounts receivable	—	—	—	171,500	—	171,500
Other liabilities	—	—	91,565	50,238	—	141,803

Total liabilities	(159,008)	490,938	2,064,240	260,688	(5,792)	2,651,066

Total stockholders’ equity (deficit)	(94,681)	(901)	(576,453)	212,601	376,263	(83,171)

Total liabilities and stockholders’ equity (deficit)	$(253,689)	$490,037	$1,487,787	$473,289	$370,471	$2,567,895

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating statement of operations for the three months ended September 30, 2011

	Swift
	Transportation	Swift Services		Non-	Eliminations
	Company	Holdings, Inc.	Guarantor	Guarantor	for
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)

Operating revenue	$—	$—	$849,677	$15,916	$(1,767)	$863,826

Operating expenses:
Salaries, wages and employee benefits	781	—	189,784	6,481	—	197,046
Operating supplies and expenses	480	2	61,010	2,505	(2,203)	61,794
Fuel	—	—	155,054	4,665	—	159,719
Purchased transportation	—	—	244,416	2,366	(12,039)	234,743
Rental expense	—	—	23,559	311	(185)	23,685
Insurance and claims	—	—	19,195	(10,603)	12,660	21,252
Depreciation and amortization of property and equipment	—	—	50,289	769	—	51,058
Amortization of intangibles	—	—	4,301	208	—	4,509
Impairments	—	—	—	—	—	—
(Gain) loss on disposal of property and equipment	—	—	(2,942)	(4)	—	(2,946)
Communication and utilities	—	—	6,563	256	—	6,819
Operating taxes and licenses	—	—	14,465	1,985	—	16,450

Total operating expenses	1,261	2	765,694	8,939	(1,767)	774,129

Operating income (loss)	(1,261)	(2)	83,983	6,977	—	89,697

Interest expense, net	—	12,912	25,251	1,288	—	39,451
Other (income) expenses	(33,404)	—	4,383	(2,228)	30,869	(380)

Income (loss) before income taxes	32,143	(12,914)	54,349	7,917	(30,869)	50,626
Income tax expense (benefit)	1,193	(4,738)	20,945	2,276	—	19,676

Net income (loss)	$30,950	$(8,176)	$33,404	$5,641	$(30,869)	$30,950

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating statement of operations for the three months ended September 30, 2010

	Swift
	Transportation	Swift Services		Non-	Eliminations
	Company	Holdings, Inc.	Guarantor	Guarantor	for
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)

Operating revenue	$—	$—	$747,296	$37,036	$(26,051)	$758,281

Operating expenses:
Salaries, wages and employee benefits	—	—	180,909	6,390	—	187,299
Operating supplies and expenses	2,664	—	47,426	9,792	(783)	59,099
Fuel	—	—	113,035	3,864	—	116,899
Purchased transportation	—	—	208,271	2,926	(12,287)	198,910
Rental expense	—	—	19,052	322	(187)	19,187
Insurance and claims	—	—	18,190	17,502	(12,794)	22,898
Depreciation and amortization	—	—
of property and equipment	—	—	47,382	645	—	48,027
Amortization of intangibles	—	—	4,725	230	—	4,955
Impairments	—	—	—	—	—	—
(Gain) loss on disposal of property and equipment	—	—	(1,836)	28	—	(1,808)
Communication and utilities	—	—	6,173	235	—	6,408
Operating taxes and licenses	—	—	12,575	1,732	—	14,307

Total operating expenses	2,664	—	655,902	43,666	(26,051)	676,181

Operating income (loss)	(2,664)	—	91,394	(6,630)	—	82,100

Interest expense, net	—	—	78,992	1,769	—	80,761
Other (income) expenses	(662)	—	9,166	(9,450)	334	(612)

Income (loss) before income taxes	(2,002)	—	3,236	1,051	(334)	1,951
Income tax expense (benefit)	(983)	—	2,574	1,379	—	2,970

Net income (loss)	$(1,019)	$—	$662	$(328)	$(334)	$(1,019)

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating statement of operations for the nine months ended September 30, 2011

	Swift
	Transportation	Swift Services		Non-	Eliminations
	Company	Holdings, Inc.	Guarantor	Guarantor	for
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)

Operating revenue	$—	$—	$2,429,342	$99,467	$(55,624)	$2,473,185

Operating expenses:
Salaries, wages and employee benefits	5,524	—	569,780	19,774	—	595,078
Operating supplies and expenses	2,653	2	160,849	18,983	(4,823)	177,664
Fuel	—	—	463,668	14,869	—	478,537
Purchased transportation	—	—	680,612	7,241	(35,393)	652,460
Rental expense	—	—	60,509	947	(558)	60,898
Insurance and claims	—	—	57,633	29,070	(14,850)	71,853
Depreciation and amortization of property and equipment	—	—	150,787	2,182	—	152,969
Amortization of intangibles	—	—	13,213	640	—	13,853
Impairments	—	—	—	—	—	—
(Gain) loss on disposal of property and equipment	—	—	(5,956)	55	—	(5,901)
Communication and utilities	—	—	18,870	744	—	19,614
Operating taxes and licenses	—	—	40,631	6,536	—	47,167

Total operating expenses	8,177	2	2,210,596	101,041	(55,624)	2,264,192

Operating income (loss)	(8,177)	(2)	218,746	(1,574)	—	208,993

Interest expense, net	—	38,687	78,083	4,558	—	121,328
Other (income) expenses	(58,782)	(22,277)	11,846	(21,061)	88,719	(1,555)

Income (loss) before income taxes	50,605	(16,412)	128,817	14,929	(88,719)	89,220
Income tax expense (benefit)	(3,133)	(14,195)	47,759	5,051	—	35,482

Net income (loss)	$53,738	$(2,217)	$81,058	$9,878	$(88,719)	$53,738

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating statement of operations for the nine months ended September 30, 2010

	Swift
	Transportation	Swift Services		Non-	Eliminations
	Company	Holdings, Inc.	Guarantor	Guarantor	for
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)

Operating revenue	$—	$—	$2,112,918	$115,115	$(78,737)	$2,149,296

Operating expenses:
Salaries, wages and employee benefits	—	—	533,523	18,497	—	552,020
Operating supplies and expenses	5,121	—	131,653	26,737	(2,361)	161,150
Fuel	—	—	326,028	12,447	—	338,475
Purchased transportation	—	—	599,848	6,236	(33,683)	572,401
Rental expense	—	—	57,184	976	(577)	57,583
Insurance and claims	—	—	60,835	53,865	(42,116)	72,584
Depreciation and amortization of property and equipment	—	—	154,411	2,038	—	156,449
Amortization of intangibles	—	—	14,924	708	—	15,632
Impairments	—	—	1,274	—	—	1,274
(Gain) loss on disposal of property and equipment	—	—	(5,041)	28	—	(5,013)
Communication and utilities	—	—	18,304	658	—	18,962
Operating taxes and licenses	—	—	35,542	5,755	—	41,297

Total operating expenses	5,121	—	1,928,485	127,945	(78,737)	1,982,814

Operating income (loss)	(5,121)	—	184,433	(12,830)	—	166,482

Interest expense, net	—	—	242,504	5,124	—	247,628
Other (income) expenses	73,806	—	19,865	(28,146)	(67,977)	(2,452)

Income (loss) before income taxes	(78,927)	—	(77,936)	10,192	67,977	(78,694)
Income tax expense (benefit)	(1,828)	—	(4,130)	4,363	—	(1,595)

Net income (loss)	$(77,099)	$—	$(73,806)	$5,829	$67,977	$(77,099)

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating statement of cash flows for the nine months ended September 30, 2011

	Swift
	Transportation	Swift Services		Non-	Eliminations
	Company	Holdings, Inc.	Guarantor	Guarantor	for
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$—	$—	$265,079	$(47,858)	$—	$217,221

Cash flows from investing activities:
Decrease in restricted cash	—	—	—	9,994	—	9,994
Proceeds from sale of property and equipment	—	—	46,737	132	—	46,869
Capital expenditures	—	—	(164,616)	(3,430)	—	(168,046)
Payments received on notes receivable	—	—	5,118	—	—	5,118
Expenditures on assets held for sale	—	—	(6,093)	—	—	(6,093)
Payments received on assets held for sale	—	—	9,089	—	—	9,089
Funding of intercompany notes	—	—	(4,306)	—	4,306	—
Payments received on intercompany notes	—	—	2,541	—	(2,541)	—
Dividend from subsidiary	—	—	15,600	—	(15,600)	—

Net cash (used in) provided by investing activities	—	—	(95,930)	6,696	(13,835)	(103,069)

Cash flows from financing activities:
Proceeds from issuance of class A common stock, net of issuance costs	62,994	—	—	—	—	62,994
Payment of deferred loan costs	—	(979)	(1,848)	(884)	—	(3,711)
Borrowings under accounts receivable securitization	—	—	—	164,000	—	164,000
Repayment of accounts receivable securitization	—	—	—	(155,500)	—	(155,500)
Repayment of long-term debt and capital leases	—	—	(189,091)	(299)	—	(189,390)
Proceeds from intercompany notes	—	—	—	4,306	(4,306)	—
Repayment of intercompany notes	—	—	—	(2,541)	2,541	—
Dividend to parent	—	—	—	(15,600)	15,600	—
Other financing activities	138	—	—	—	—	138
Net funding (to) from affiliates	(41,101)	979	(5,703)	45,825	—	—

Net cash provided by (used in) financing activities	22,031	—	(196,642)	39,307	13,835	(121,469)

Net increase (decrease) in cash and cash equivalents	22,031	—	(27,493)	(1,855)	—	(7,317)

Cash and cash equivalents at beginning of period	1,561	—	35,844	10,089	—	47,494
Cash and cash equivalents at end of period	$23,592	$—	$8,351	$8,234	$—	$40,177

Swift Transportation Company and Subsidiaries
Notes to consolidated financial statements (unaudited) — (continued)
Condensed consolidating statement of cash flows for the nine months ended September 30, 2010

	Swift
	Transportation	Swift Services		Non-	Eliminations
	Company	Holdings, Inc.	Guarantor	Guarantor	for
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$—	$—	$119,259	$(5,174)	$—	$114,085

Cash flows from investing activities:
Increase in restricted cash	—	—	—	(47,616)	—	(47,616)
Proceeds from sale of property and equipment	—	—	30,370	166	—	30,536
Capital expenditures	—	—	(106,116)	(2,059)	—	(108,175)
Payments received on notes receivable	—	—	4,179	—	—	4,179
Expenditures on assets held for sale	—	—	(1,929)	—	—	(1,929)
Payments received on assets held for sale	—	—	2,365	—	—	2,365
Payments received on intercompany notes	—	—	11,750	—	(11,750)	—
Dividend from subsidiary	—	—	8,000	—	(8,000)	—
Capital contribution to subsidiary	—	—	(11,350)	—	11,350	—
Other investing activities	—	—	196	—	12	208

Net cash used in investing activities	—	—	(62,535)	(49,509)	(8,388)	(120,432)

Cash flows from financing activities:
Borrowings under accounts receivable securitization	—	—	—	117,000	—	117,000
Repayment of accounts receivable securitization	—	—	—	(125,000)	—	(125,000)
Repayment of long-term debt and capital leases	—	—	(42,599)	—	—	(42,599)
Repayment of intercompany notes	—	—	—	(11,750)	11,750	—
Dividend to parent	—	—	—	(8,000)	8,000	—
Capital contribution	—	—	—	11,350	(11,350)	—
Other financing activities	—	—	(980)	12	(12)	(980)
Net funding (to) from affiliates	(20,063)	—	(38,095)	58,158	—	—

Net cash (used in) provided by financing activities	(20,063)	—	(81,674)	41,770	8,388	(51,579)

Net decrease in cash and cash equivalents	(20,063)	—	(24,950)	(12,913)	—	(57,926)

Cash and cash equivalents at beginning of period	21,114	—	70,438	24,310	—	115,862
Cash and cash equivalents at end of period	$1,051	$—	$45,488	$11,397	$—	$57,936

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We define Adjusted Operating Ratio as (a) total operating expenses, less (i) fuel surcharge revenue, (ii) non-cash impairment charges, (iii) other special non-cash items, and (iv) excludable transaction costs, as a percentage of (b) total revenue excluding fuel surcharge revenue. We believe fuel surcharge is sometimes volatile and eliminating the impact of this source of revenue (by netting fuel surcharge revenue against fuel expense) provides a more consistent basis for comparing our results of operations. We also believe excluding impairments and other special items enhances the comparability of our performance from period to period. A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Amounts in thousands)
Operating revenue	$863,826	$758,281	$2,473,185	$2,149,296
Less: Fuel surcharge revenue	172,537	109,420	488,670	310,339

Revenue excluding fuel surcharge revenue	691,289	648,861	1,984,515	1,838,957

Operating expense	774,129	676,181	2,264,192	1,982,814
Adjusted for:
Fuel surcharge revenue	(172,537)	(109,420)	(488,670)	(310,339)
Non-cash impairments (a)	—	—	—	(1,274)
Other special non-cash items (b)	—	—	—	(7,382)

Adjusted operating expense	601,592	566,761	1,775,522	1,663,819

Adjusted operating income	$89,697	$82,100	$208,993	$175,138

Adjusted Operating Ratio (c)	87.0%	87.3%	89.5%	90.5%
Operating Ratio	89.6%	89.2%	91.5%	92.3%

(a)	Revenue equipment with a carrying amount of $3.6 million was written down to its fair value of $2.3 million, resulting in a pre-tax impairment charge of $1.3 million in the first quarter of 2010.

(b)
Incremental pre-tax depreciation expense reflecting management’s revised estimates regarding salvage value and useful lives for approximately 7,000 dry van trailers, which management decided during the first quarter of 2010 to scrap over the next few years.

(c)
We have not included adjustments to Adjusted Operating Ratio to reflect the non-cash amortization expense of $4.2 million and $4.7 million for the three months ended September 30, 2011 and 2010, respectively, and $13.0 million and $14.8 million for the nine months ended September 30, 2011 and 2010, respectively, relating to certain intangible assets identified in the 2007 going-private transaction through which Swift Corporation acquired Swift Transportation Co.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Amounts in thousands)
Net income (loss)	$30,950	$(1,019)	$53,738	$(77,099)

Adjusted for:
Depreciation and amortization of property and equipment	51,058	48,027	152,969	156,449
Amortization of intangibles	4,509	4,955	13,853	15,632
Interest expense	36,629	64,095	110,761	189,459
Derivative interest expense	3,384	16,963	12,067	58,969
Interest income	(562)	(297)	(1,500)	(800)
Income tax expense (benefit)	19,676	2,970	35,482	(1,595)

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$145,644	$135,694	$377,370	$341,015

Non-cash equity compensation (a)	781	—	5,524	—
Non-cash impairments (b)	—	—	—	1,274

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)	$146,425	$135,694	$382,894	$342,289

(a)
Represents recurring non-cash equity compensation expense following our IPO, on a pre-tax basis. In accordance with the terms of our senior credit agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.

(b)	Includes the items discussed in note (a) to the Adjusted Operating Ratio table above.
We define Adjusted EPS as (1) income (loss) before income taxes plus (i) amortization of the intangibles from our 2007 going-private transaction, (ii) non-cash impairments, (iii) other special non-cash items, (iv) excludable transaction costs, (v) the mark-to-market adjustment on our interest rate swaps that is recognized in the statement of operations in a given period, and (vi) the amortization of previous losses recorded in accumulated other comprehensive income (loss) (“OCI”) related to the interest rate swaps we terminated upon our IPO and refinancing transactions in December 2010; (2) reduced by income taxes at 39%, our normalized effective tax rate; (3) divided by weighted average diluted shares outstanding. We believe the presentation of financial results excluding the impact of the items noted above provides a consistent basis for comparing our results from period to period and to those of our peers due to the non-comparable nature of the intangibles from our going-private transaction, the historical volatility of the interest rate derivative agreements and the non-operating nature of the impairment charges, transaction costs and other adjustment items. A reconciliation of GAAP diluted earnings (loss) per share to Adjusted EPS for each of the periods indicated is as follows (the numbers reflected in the below table are calculated on a per share basis and may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Diluted earnings (loss) per share	$0.22	$(0.02)	$0.38	$(1.28)

Adjusted for:
Income tax expense (benefit)	0.14	0.05	0.25	(0.03)

Income (loss) before income taxes	0.36	0.03	0.64	(1.31)

Non-cash impairments(a)	—	—	—	0.02
Other special non-cash items(b)	—	—	—	0.12
Mark-to-market adjustment of interest rate swaps(c)	—	0.11	—	0.39
Amortization of certain intangibles(d)	0.03	0.08	0.09	0.25
Amortization of unrealized losses on interest rate swaps(e)	0.02	—	0.09	—

Adjusted income (loss) before income taxes	0.42	0.22	0.82	(0.53)
Provision for income tax (benefit) expense at normalized effective rate	0.16	0.09	0.32	(0.21)

Adjusted EPS	$0.25	$0.13	$0.50	$(0.32)

(a)	Includes the items discussed in note (a) to the Adjusted Operating Ratio table above.

(b)	Includes the items discussed in note (b) to the Adjusted Operating Ratio table above.

(c)
Mark-to-market adjustment of interest rate swaps of $6.6 million and $23.4 million in the three and nine months ended September 30, 2010, respectively, reflects the portion of the change in fair value of these financial instruments which was recorded in earnings and excludes any portion recorded in accumulated OCI under cash flow hedge accounting.

(d)
Amortization of certain intangibles reflects the non-cash amortization expense of $4.2 million and $4.7 million for the three months ended September 30, 2011 and 2010, respectively, and $13.0 million and $14.8 million for the nine months ended September 30, 2011 and 2010, respectively, relating to certain intangible assets identified in the 2007 going-private transaction through which Swift Corporation acquired Swift Transportation Co.

(e)
Amortization of unrealized losses on interest rate swaps reflects the non-cash amortization expense of $3.4 million and $12.1 million for the three and nine months ended September 30, 2011, respectively, included in derivative interest expense in the consolidated statements of operations and is comprised of previous losses reclassified from accumulated OCI related to the interest rate swaps we terminated upon our IPO and concurrent refinancing transactions in December 2010. Such losses were incurred in prior periods when hedge accounting applied to the swaps and are being expensed in relation to the hedged interest payments through the original maturity of the swaps in August 2012.

Overview
We are a multi-faceted transportation services company and the largest truckload carrier in North America. As of September 30, 2011, we operate a tractor fleet of approximately 16,100 units comprised of 11,800 company tractors and 4,300 owner-operator tractors, a fleet of 49,900 trailers, and 5,900 intermodal containers from 34 major terminals positioned near major freight centers and traffic lanes in the United States and Mexico. We offer customers the opportunity for “one-stop shopping” for their truckload transportation needs through a broad spectrum of services and equipment. Our extensive suite of services includes general, dedicated, and cross-border U.S./Mexico truckload services through dry van, temperature-controlled, flatbed, and specialized trailers, in addition to rail intermodal and non-asset based freight brokerage and logistics management services, making it an attractive choice for a broad array of customers.
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
The tables below reflect a summary of our operating results and other key performance measures for the three and nine months ended September 30, 2011 and 2010.
Operating Results Summary

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share data)
Total operating revenue	$863,826	$758,281	$2,473,185	$2,149,296
Revenue excluding fuel surcharge revenue	691,289	648,861	1,984,515	1,838,957
Net income (loss)	30,950	(1,019)	53,738	(77,099)
Diluted earnings (loss) per common share	0.22	(0.02)	0.38	(1.28)
Adjusted EBITDA	146,425	135,694	382,894	342,289
Adjusted EPS	0.25	0.13	0.50	(0.32)

Key Performance Indicators

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
Weekly trucking revenue per tractor	$3,054	$2,949	$2,990	$2,859
Deadhead miles percentage	11.49%	11.94%	11.79%	12.02%
Average tractors available for dispatch:
Company	10,980	10,833	11,079	10,787
Owner Operator	4,200	3,885	4,068	3,794

Total	15,180	14,718	15,147	14,581
Operating Ratio	89.6%	89.2%	91.5%	92.3%
Adjusted Operating Ratio	87.0%	87.3%	89.5%	90.5%
Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010
Factors Affecting Comparability Between Periods
Three months ended September 30, 2011 results of operations
Net income for the three months ended September 30, 2011 was $31.0 million compared to a net loss of $1.0 million in the 2010 quarter. Items impacting comparability between the third quarter of 2011 and the corresponding prior year period include the following:
•	approximately $27 million reduction in interest expense in the 2011 quarter primarily resulting from our IPO and refinancing transactions that occurred in December 2010; and

•
approximately $14 million reduction in derivative interest expense in the 2011 quarter resulting from our termination of our previous interest rate swaps in December 2010 in conjunction with our IPO and refinancing transactions.

Nine months ended September 30, 2011 results of operations
Net income for the nine months ended September 30, 2011 was $53.7 million compared to a net loss of $77.1 million in the 2010 period. Items impacting comparability between the nine months ended September 30, 2011 and the corresponding prior year period include the following:
•	approximately $79 million reduction in interest expense in the 2011 period primarily resulting from our IPO and refinancing transactions that occurred in December 2010; and

•
approximately $47 million reduction in derivative interest expense in the 2011 period resulting from our termination of our previous interest rate swaps in December 2010 in conjunction with our IPO and refinancing transactions.

Nine months ended September 30, 2010 results of operations
Net loss for the nine months ended September 30, 2010 was $77.1 million. Items impacting comparability between the nine months ended September 30, 2010 and other periods include the following:
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

Revenue
We record three types of revenue: trucking revenue, fuel surcharge revenue, and other revenue. A summary of our revenue generated by type is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Trucking revenue	$609,226	$570,521	$1,766,215	$1,625,672
Fuel surcharge revenue	172,537	109,420	488,670	310,339
Other revenue	82,063	78,340	218,300	213,285

Operating revenue	$863,826	$758,281	$2,473,185	$2,149,296

Trucking Revenue
Trucking revenue is generated by hauling freight for our customers using our trucks or our owner-operators’ equipment and includes all revenue we earn from our general truckload, dedicated, cross border, and drayage services. For the three months ended September 30, 2011, our trucking revenue increased by $38.7 million, or 6.8%, compared with the same period in 2010. This increase was comprised of a 2.9% growth in loaded trucking miles and a 3.8% increase in average trucking revenue per loaded mile, excluding fuel surcharge, compared with the same period in 2010. These increases contributed to a 3.5% increase in productivity, measured by weekly trucking revenue per tractor in the 2011 quarter over the 2010 quarter. For the nine months ended September 30, 2011, our trucking revenue increased by $140.5 million, or 8.6%, compared with the same period in 2010. This increase was comprised of a 4.3% growth in loaded trucking miles and a 4.2% increase in average trucking revenue per loaded mile, excluding fuel surcharge, compared with the same period in 2010. These increases contributed to a 4.6% increase in productivity, measured by weekly trucking revenue per tractor in the 2011 period over the 2010 period.
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
For the three months ended September 30, 2011, fuel surcharge revenue increased by $63.1 million, or 57.7%, compared with the same period in 2010. The average of the United States Department of Energy, or DOE, national weekly average diesel fuel index increased 31.6% to $3.87 per gallon in 2011 compared with $2.94 per gallon in the 2010 period. The 2.9% increase in total loaded miles also increased fuel surcharge revenue.
For the nine months ended September 30, 2011, fuel surcharge revenue increased by $178.3 million, or 57.5%, compared with the same period in 2010. The average of the DOE’s national weekly average diesel fuel index increased 30.3% to $3.83 per gallon in 2011 compared with $2.94 per gallon in the 2010 period. The 4.3% increase in total loaded miles also increased fuel surcharge revenue.
Other Revenue
Our other revenue is generated primarily by our rail intermodal business, non-asset based freight brokerage and logistics management service, tractor leasing revenue of Interstate Equipment Leasing (“IEL”), premium revenue generated by our wholly-owned captive insurance companies, and other revenue generated by our shops. For the three months ended September 30, 2011, other revenue increased by $3.7 million, or 4.8%, compared with the 2010 period. This resulted primarily from an increase in tractor leasing revenue of IEL as a result of the growth in our owner operator fleet and an increase in non-asset based freight brokerage and logistics management services. For the nine months ended September 30, 2011, other revenue increased by $5.0 million, or 2.4%, compared with the 2010 period. This resulted primarily from an increase in tractor leasing revenue of IEL, reflecting the growth in our owner operator fleet, and an increase in intermodal revenue, which reflects an increase in container on flat car, or COFC, revenue partially offset by a decrease in trailer on flat car, or TOFC, revenue.
Operating Expenses
Salaries, Wages and Employee Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Salaries, wages and employee benefits	$197,046	$187,299	$595,078	$552,020
% of revenue excluding fuel surcharge revenue	28.5%	28.9%	30.0%	30.0%
% of operating revenue	22.8%	24.7%	24.1%	25.7%

For the three months ended September 30, 2011, salaries, wages, and employee benefits increased by $9.7 million, or 5.2%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, salaries, wages, and employee benefits decreased by 36 basis points compared with the same period in 2010. The dollar increase was primarily as a result of a 0.4% increase in the total miles driven by company drivers in the third quarter of 2011 compared to the third quarter of 2010, and an increase in healthcare costs and other employee benefits.
For the nine months ended September 30, 2011, salaries, wages, and employee benefits increased by $43.1 million, or 7.8%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, salaries, wages, and employee benefits were flat with the same period in 2010. The dollar increase was primarily a result of a 4.0% increase in the total miles driven by company drivers in the first nine months of 2011 compared to the same period in 2010 and an increase and in healthcare costs and other employee benefits. Additionally, there was $5.5 million of stock compensation expense recognized in the first nine months of 2011 as compared to none in the 2010 period.
The compensation paid to our drivers and other employees has increased and may increase further in future periods as the economy strengthens and other employment alternatives become more available.
Operating Supplies and Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Operating supplies and expenses	$61,794	$59,099	$177,664	$161,150
% of revenue excluding fuel surcharge revenue	8.9%	9.1%	9.0%	8.8%
% of operating revenue	7.2%	7.8%	7.2%	7.5%
For the three months ended September 30, 2011, operating supplies and expenses increased by $2.7 million, or 4.6%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, operating supplies and expenses were relatively flat with the same period in 2010. The dollar increase was primarily the result of an increase in tractor maintenance expense due an overall increase in our fleet age and higher tire prices.
For the nine months ended September 30, 2011, operating supplies and expenses increased by $16.5 million, or 10.2%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, operating supplies and expenses increased to 9.0%, compared with 8.8% for the 2010 period. The increase was primarily the result of an increase in tractor maintenance expense due to the increase in total miles driven by company tractors in the first nine months of 2011 compared to the same period in 2010, an overall increase in our fleet age and higher tire prices. Additionally, our driver recruiting expenses increased due to the tightening driver labor market and our expanded hiring of drivers in response to our increased volumes.
Because we believe that the market for drivers has tightened, hiring expenses, including recruiting and advertising, have increased and we expect will continue to increase in order to attract sufficient numbers of qualified drivers to operate our fleet.
Fuel Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Fuel expense	$159,719	$116,899	$478,537	$338,475
% of operating revenue	18.5%	15.4%	19.3%	15.7%
Fuel expense increased in the third quarter of 2011 primarily because fuel prices increased, as the average of the DOE’s national weekly average diesel fuel index increased by 31.6% compared to the third quarter of 2010 and because of the increase in total miles driven by company drivers in the third quarter of 2011 compared to the third quarter of 2010.
Fuel expense increased in the first nine months of 2011 primarily because fuel prices increased, as the average of the DOE’s national weekly average diesel fuel index increased by 30.3% compared to the same period in 2010 and because of the increase in total miles driven by company drivers in the first nine months of 2011 compared to the same period in 2010.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Total fuel surcharge revenue	$172,537	$109,420	$488,670	$310,339
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	68,014	39,024	185,949	112,538

Company fuel surcharge revenue	$104,523	$70,396	$302,721	$197,801

Total fuel expense	$159,719	$116,899	$478,537	$338,475
Less: Company fuel surcharge revenue	104,523	70,396	302,721	197,801

Net fuel expense	$55,196	$46,503	$175,816	$140,674

% of revenue excluding fuel surcharge revenue	8.0%	7.2%	8.9%	7.6%
For the three months ended September 30, 2011, net fuel expense increased $8.7 million, or 18.7%, compared with the same period in 2010 primarily as a result of the increase in total miles driven by company tractors. As a percentage of revenue excluding fuel surcharge revenue, net fuel expense increased to 8.0%, compared with 7.2% for the 2010 period largely due to the increase in fuel prices year over year, resulting in a less effective recovery through our surcharge program.
For the nine months ended September 30, 2011, net fuel expense increased $35.1 million, or 25.0%, compared with the same period in 2010 primarily as a result of the increase in total miles driven by company tractors. As a percentage of revenue excluding fuel surcharge revenue, net fuel expense increased to 8.9%, compared with 7.6% for the 2010 period largely due to the increase in fuel prices year over year, as well as the mix shift whereby the percentage of our total miles driven by company tractors increased by 34 basis points compared to the first nine months in 2010.
Purchased Transportation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Purchased transportation expense	$234,743	$198,910	$652,460	$572,401
% of operating revenue	27.2%	26.2%	26.4%	26.6%
Because we reimburse owner-operators and other third parties for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to third parties from our purchased transportation expense. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of revenue less fuel surcharge revenue, as shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Purchased transportation	$234,743	$198,910	$652,460	$572,401
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	68,014	39,024	185,949	112,538

Purchased transportation, net of fuel surcharge reimbursement	$166,729	$159,886	$466,511	$459,863

% of revenue excluding fuel surcharge revenue	24.1%	24.6%	23.5%	25.0%
For the three months ended September 30, 2011, purchased transportation, net of fuel surcharge reimbursement, increased by $6.8 million, or 4.3%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, purchased transportation, net of fuel surcharge reimbursement, decreased to 24.1%, compared with 24.6% for 2010. The decrease in percentage of revenue excluding fuel surcharge revenue is primarily a result of a decrease in intermodal miles, and a 3.8% increase in average trucking revenue per loaded mile, excluding fuel surcharge, compared with the same period in 2010.

For the nine months ended September 30, 2011, purchased transportation, net of fuel surcharge reimbursement, increased by $6.6 million, or 1.4%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, purchased transportation, net of fuel surcharge reimbursement, decreased to 23.5%, compared with 25.0% for 2010. The decrease in percentage of revenue excluding fuel surcharge revenue is primarily a result of a reduction in the average cost per mile of our purchased transportation, a 4.2% increase in average trucking revenue per loaded mile, excluding fuel surcharge, compared with the same period in 2010, and the mix shift noted above resulting in a 34 basis point increase in the percentage of total miles driven by company tractors in the nine month period, reflecting the decrease in intermodal miles.
Insurance and Claims

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Insurance and claims	$21,252	$22,898	$71,853	$72,584
% of revenue excluding fuel surcharge revenue	3.1%	3.5%	3.6%	3.9%
% of operating revenue	2.5%	3.0%	2.9%	3.4%
For the three months ended September 30, 2011, insurance and claims expense decreased by $1.6 million, or 7.2%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, insurance and claims decreased to 3.1%, compared with 3.5% for the 2010 quarter, primarily as a result of favorable actuarial adjustments in the prior year loss layers as the development of claims from prior years has been better than the actuarial models previously projected.
For the nine months ended September 30, 2011, insurance and claims expense decreased by $0.7 million, or 1.0%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, insurance and claims decreased to 3.6%, compared with 3.9% for the same period in 2010, primarily due to the decrease in our current year actuarial loss pick, and favorable actuarial adjustments in the prior year loss layers as stated above, partially offset by the increase in total auto liability exposure miles.
Rental Expense and Depreciation and Amortization of Property and Equipment
Because the mix of our leased versus owned tractors varies, we believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment when comparing results from period to period for analysis purposes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Rental expense	$23,685	$19,187	$60,898	$57,583
Depreciation and amortization of property and equipment	51,058	48,027	152,969	156,449

Rental expense and depreciation and amortization of property and equipment	$74,743	$67,214	$213,867	$214,032

% of revenue excluding fuel surcharge revenue	10.8%	10.4%	10.8%	11.6%
% of operating revenue	8.7%	8.9%	8.6%	10.0%

Rental expense and depreciation and amortization of property and equipment were primarily driven by our fleet of tractors and trailers shown below:

	September 30,	December 31,	September 30,
	2011	2010	2010
	(Unaudited)
Tractors:
Company
Owned	6,432	6,844	7,124
Leased — capital leases	2,562	3,048	3,036
Leased — operating leases	2,837	2,331	2,157

Total company tractors	11,831	12,223	12,317

Owner-operator
Financed through the Company	3,092	2,813	2,903
Other	1,222	1,054	1,017

Total owner-operator tractors	4,314	3,867	3,920

Total tractors	16,145	16,090	16,237

Trailers	49,935	48,992	48,572

Containers	5,837	4,842	4,526

For the three months ended September 30, 2011, rental expense and depreciation and amortization of property and equipment increased by $7.5 million, or 11.2%, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, such expenses increased to 10.8% compared with 10.4% for the 2010 period. The increase was primarily the result of increases in our trailer and intermodal container fleets, growth in owner-operators who finance their equipment from the company, and an increase in the cost of new equipment, partially offset by the reduction in the size of the company tractor fleet during the current quarter.
For the nine months ended September 30, 2011, rental expense and depreciation and amortization of property and equipment was relatively flat, compared with the same period in 2010. As a percentage of revenue excluding fuel surcharge revenue, such expenses decreased to 10.8%, compared with 11.6% for the 2010 period. This decrease was primarily due to the $7.4 million of incremental depreciation expense recorded during the first quarter of 2010, reflecting management’s revised estimates regarding salvage value and useful lives for approximately 7,000 dry van trailers, which management decided during the first quarter of 2010 to sell as scrap over the next few years. Additionally, the increase in weekly trucking revenue per tractor noted above also contributed to the decreases in cost as a percentage of revenue excluding fuel surcharge revenue.
In the first quarter of 2011, we decided to replace within the next 12 months certain Qualcomm units with remaining useful lives extending beyond twelve months. Accordingly, we have revised their estimated useful lives, which will result in an increase of approximately $3 million in depreciation expense in 2011, of which $1.0 million and $2.7 million were included in the three and nine months ended September 30, 2011, respectively.
Amortization of Intangibles
Amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with our 2007 going private transaction in which Swift Corporation acquired Swift Transportation Co.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Amortization of intangibles	$4,509	$4,955	$13,853	$15,632
Amortization of intangibles for the three months ended September 30, 2011 and 2010 is comprised of $4.2 million and $4.7 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction. Amortization expense decreased slightly in the 2011 quarter from the prior year quarter primarily due to the 150% declining balance amortization method applied to the customer relationship intangible recognized in conjunction with the 2007 going private transaction.
Amortization of intangibles for the nine months ended September 30, 2011 and 2010 is comprised of $13.0 million and $14.8 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.9 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction. Amortization expense decreased slightly in the 2011 period from the prior year period primarily due to the 150% declining balance amortization method applied to the customer relationship intangible recognized in conjunction with the 2007 going private transaction.

Impairments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Impairments	$—	$—	$—	$1,274
Results for the nine months ended September 30, 2010 include a $1.3 million pre-tax impairment charge for trailers, as discussed in Note 11 to the consolidated financial statements.
Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Interest expense	$36,629	$64,095	$110,761	$189,459
Interest expense for the three and nine months ended September 30, 2011 is primarily based on the end of period debt balances of $925.1 million carrying value for the senior secured first lien term loan, $491.0 million carrying value of senior second priority secured notes, $180.0 million for our accounts receivable securitization obligation, and $15.6 million for our fixed rate notes. Interest expense in the three and nine months ended September 30, 2010 was primarily based on the debt balances of $1.49 billion for our previous first lien term loan, $709 million for our previous senior secured notes, and $140.0 million for our accounts receivable securitization obligation. In addition, as of September 30, 2011, we had $153.9 million of capital lease obligations compared to $189.0 million of capital leases at September 30, 2010. Interest expense decreased for the three and nine months ended September 30, 2011 largely because of our IPO and refinancing transactions in December 2010, as well as our application of the proceeds from the underwriters’ exercise of the overallotment option in January 2011, resulting in lower debt balances and lower interest rates on the senior secured credit facility and fixed rate notes.
Derivative Interest Expense
Derivative interest expense consists of expenses related to our interest rate swaps, including the income effect of mark-to-market adjustments of interest rate swaps and settlement payments. We de-designated our previous swaps and discontinued hedge accounting effective October 1, 2009, as a result of an amendment to our prior senior secured credit facility, after which the entire mark-to-market adjustment was charged to earnings rather than being recorded in equity as a component of other comprehensive income under cash flow hedge accounting treatment. Furthermore, the non-cash amortization of previous losses recorded in accumulated OCI in prior periods (when hedge accounting was in effect) is recorded in derivative interest expense. In December 2010, in conjunction with our IPO and refinancing transactions, we terminated all our remaining interest rate swaps and paid $66.4 million to our counterparties in full satisfaction of these interest rate swap agreements. In April 2011, in connection with our new senior secured credit facility, we entered into two forward-starting interest rate swap agreements with a total notional amount of $350 million. These interest rate swaps take effect in January 2013, mature in July 2015, and have been designated and qualified as cash flow hedges. As such, the effective portion of the changes in fair value of these designated swaps is recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the variable debt affects earnings, which hedged interest accruals do not begin until January 2013. Any ineffective portions of the changes in the fair value of designated interest rate swaps will be recognized directly to earnings as derivative interest expense. The following is a summary of our derivative interest expense for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Derivative interest expense	$3,384	$16,963	$12,067	$58,969

Derivative interest expense for the three and nine months ended September 30, 2011 is related to our terminated swaps and represents the previous losses recorded in accumulated OCI that are amortized to derivative interest expense over the original term of the swaps, which had a maturity of August 2012. Derivative interest expense for the three and nine months ended September 30, 2010 represents settlement payments and changes in fair value of our previous interest rate swaps with notional amounts of $832 million. Cash settlements paid pursuant to the swaps in the three and nine months ended September 30, 2010 were $13.3 million and $40.8 million, respectively.
Income Tax Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands)
Income tax expense (benefit)	$19,676	$2,970	$35,482	$(1,595)
Income tax expense for the three months ended September 30, 2011 reflects an effective tax rate of 39%. Income tax expense for the nine months ended September 30, 2011 reflects an effective tax rate of 40%, which was 1% higher than the normalized effective tax rate primarily due to the amortization of previous losses from accumulated OCI to income (for book purposes) related to the Company’s previous interest rate swaps that were terminated in December 2010, partially offset by a favorable change in unrecognized tax benefits during the period resulting from the conclusion of our federal tax audit as well as a state tax audit. Income tax expense for the three months ended September 30, 2010 reflects an effective tax rate of 152%, which was significantly more than the 2010 expected effective tax rate of 26% primarily due to the amortization of previous losses from accumulated OCI related to the previous interest rate swaps and a change in unrecognized tax benefits during the quarter resulting from an IRS examination. Income tax expense for the nine months ended September 30, 2010 was 2%, which was significantly less than the 2010 expected effective tax rate of 26% as a result of the same factors causing the difference in the three months ended September 30, 2010. The amortization of swap losses had a larger impact on the effective tax rate in the 2010 periods because the amortization was larger in 2010, and because the magnitude of the estimated expected full year pre-tax income (loss) was smaller for 2010.

Liquidity and Capital Resources
Overview
At September 30, 2011 and December 31, 2010, we had the following sources of liquidity available to us:

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Cash and cash equivalents, excluding restricted cash	$40,177	$47,494
Availability under revolving line of credit due December 2015	233,302	246,809
Availability under accounts receivable securitization facility	79,600	2,500

Total unrestricted liquidity	$353,079	$296,803

Restricted cash	74,574	84,568

Total liquidity, including restricted cash	$427,653	$381,371

At September 30, 2011 and December 31, 2010, we had restricted cash of $74.6 million and $84.6 million, respectively, primarily held by our captive insurance companies for the payment of claims. As of September 30, 2011, there were no outstanding borrowings, and there were $166.7 million letters of credit outstanding under our $400 million revolving line of credit.
Our business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures, other assets, working capital changes, principal and interest payments on our obligations, letters of credit to support insurance requirements, and tax payments to fund our taxes in periods when we generate taxable income.
We make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and potentially fund growth in our revenue equipment fleet if justified by customer demand and our ability to finance the equipment and generate acceptable returns. As of September 30, 2011, we expect our net cash capital expenditures to be approximately $60 million to $70 million for the remainder of 2011. However, we expect to continue to obtain a portion of our equipment under operating and capital leases, which are not reflected as net cash capital expenditures. Beyond 2011, we expect our net capital expenditures to remain substantial.
As of September 30, 2011, we had $851.5 million of purchase commitments outstanding to acquire replacement tractors through the rest of 2011, 2012 and 2013. We generally have the option to cancel tractor purchase orders with 60 to 90 days notice prior to scheduled production, although the notice date has lapsed for approximately 20% of the commitments remaining at September 30, 2011. In addition, we had trailer and intermodal container purchase commitments outstanding at September 30, 2011 for $102.6 million and $11.8 million, respectively, through the rest of 2011 and 2012.
The revenue equipment purchases discussed above are expected to be financed through a combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.
As of September 30, 2011, we also have outstanding purchase commitments of approximately $2.5 million for fuel, facilities, and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
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
In addition, the indenture for our senior secured notes provides that we may only incur additional indebtedness if, after giving effect to the new incurrence, we meet a minimum fixed charge coverage ratio of 2.00:1.00, as defined therein, or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350 million at any one time. As of September 30, 2011, we had a fixed charge coverage ratio of 3.67:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing financial arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for the remainder of 2011.

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
Additionally, following our IPO and refinancing transactions we meet the fixed charge coverage ratio required to incur additional indebtedness under our senior second priority secured notes (whereas we did not previously meet such ratio under our prior senior secured notes), which also positively impacts liquidity.
Cash Flow
Our summary statements of cash flows information for the nine months ended September 30, 2011 and 2010 is set forth in the table below:

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
Net cash provided by operating activities	$217,221	$114,085
Net cash used in investing activities	$(103,069)	$(120,432)
Net cash used in financing activities	$(121,469)	$(51,579)
Operating Activities
The $103.1 million increase in net cash provided by operating activities during the nine months ended September 30, 2011 versus the same period in 2010 was primarily the result of the $151.9 million decrease in cash paid for interest and taxes between the periods, primarily as a result of the decrease in debt balances and interest rates after the IPO and refinancing transactions that occurred in December 2010 and a reduction in tax payments made during the nine months ended September 30, 2011 compared to that of the same period in 2010. Additionally, there was a $42.5 million increase in operating income between the periods and a $29.1 million reduction in claims payments made over the same periods. These increases in cash provided by operating activities were partially offset by an increase in operating lease down payments and payments on accounts payable, accrued and other liabilities in the 2011 period.
Investing Activities
The $17.4 million decrease in net cash used in investing activities during the nine months ended September 30, 2011 versus the same period in 2010 was driven mainly by a net reduction of restricted cash in the 2011 period of $10.0 million, versus a restricted cash accumulation in 2010 of $47.6 million. In the first nine months of 2011, restricted cash decreased due to a release of collateral from our wholly-owned captive insurance subsidiaries, Mohave Transportation Insurance Company (“Mohave”), and Red Rock Risk Retention Group, Inc. (“Red Rock”). These inflows were partially offset by a $43.5 million increase in capital expenditures, net of disposal proceeds, between the periods.

Financing Activities
Cash used in financing activities increased by $69.9 million in the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to a $146.8 million increase in payments on long term debt and capital lease obligations, partially offset by proceeds of $63.2 million, before expenses, from the sale of our Class A common stock pursuant to the over-allotment option in connection with our IPO and a net $8.5 million increase in borrowings under the 2011 RSA.
Capital and Operating Leases
In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment with capital and operating leases. During the nine months ended September 30, 2011, we acquired tractors through capital and operating leases with original values of $0.7 million and $196.9 million, respectively, which was partially offset by capital and operating lease terminations with originating values of $47.6 million and $45.4 million, respectively, for tractors in the first nine months of 2011. During the nine months ended September 30, 2010, we acquired tractors through capital and operating leases with original values of $54.1 million and $7.8 million, respectively, which was partially offset by operating lease terminations with originating values of $15.5 million for tractors in the first nine months of 2010. In addition, no trailer leases expired in the nine months ended September 30, 2011 while $22.5 million of trailer leases expired in the nine months ended September 30, 2010.
Working Capital
As of September 30, 2011, we had a working capital surplus of $242.7 million, which was an improvement of $56.6 million from December 31, 2010. The increase is primarily a result of the $57.6 million increase in accounts receivable due to the increase in revenues, and a net $8.5 million increase in borrowing under the accounts receivable securitization facility (a non-current obligation) between the periods. Additionally, our issuance of additional Class A common stock in January 2011 pursuant to the underwriters’ over-allotment option, as discussed in Note 3 to the consolidated financial statements, contributed to the working capital improvement as we used $10.7 million of the proceeds to pay down the current portion of our first lien term loan during the first quarter of 2011, while the remainder was applied to non-current obligations.
Material Debt Agreements
Overview
As of September 30, 2011, we had the following material debt agreements:
•	senior secured credit facility consisting of a term loan due December 2016, and a revolving line of credit due December 2015 (none drawn; $166.7 million utilized for letters of credit);
•	senior second priority secured notes due November 2018;
•	fixed rate notes due May 2017;
•	2011 RSA due June 2014; and
•	other secured indebtedness and capital lease agreements.
The majority of currently outstanding debt was issued in December 2010 to refinance debt initially incurred in connection with the Company’s acquisition of Swift Transportation Co. in May 2007, a going private transaction under SEC rules. The debt outstanding at September 30, 2011 primarily consists of proceeds from a first lien term loan pursuant to a senior secured credit facility with a group of lenders with a face value of $934.4 million at September 30, 2011, net of unamortized original issue discount of $9.3 million, and proceeds from the offering of $500 million face value of senior second priority secured notes, net of unamortized original issue discount of $9.0 million at September 30, 2011. The credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary.
Senior Secured Credit Facility
The credit facility was entered into on December 21, 2010 and consists of a first lien term loan with an original aggregate principal amount of $1.07 billion due December 2016 and a $400 million revolving line of credit due December 2015. As of September 30, 2011, the principal outstanding under the first lien term loan was $934.4 million and the unamortized original issue discount was $9.3 million.
On September 29, 2011, the Company made a $75 million voluntary prepayment on its senior secured first lien term loan. As a result of this prepayment and the $60.0 million prepayment in January 2011 as previously reported, there are no scheduled principal payments remaining on the first lien term loan until its maturity in December 2016.

As of September 30, 2011, there were no borrowings under the $400 million revolving line of credit and the Company had outstanding letters of credit under the revolving line of credit primarily for workers’ compensation and self-insurance liability purposes totaling $166.7 million, leaving $233.3 million available under the revolving line of credit. At September 30, 2011, the Company was in compliance with the financial covenants contained in the senior secured credit agreement.
Senior Second Priority Secured Notes
On December 21, 2010, Swift Services Holdings, Inc., a wholly-owned subsidiary, completed a private placement of senior second priority secured notes totaling $500 million face value which mature in November 2018 and bear interest at 10.00% (the “senior notes”). The Company received proceeds of $490 million, net of a $10.0 million original issue discount. Interest on the senior notes is payable on May 15 and November 15 each year. At September 30, 2011, the Company was in compliance with the covenants contained in the indenture governing the senior notes.
Fixed and Floating-Rate Notes
As of September 30, 2011, there was $15.6 million outstanding of 12.50% fixed rate notes due May 15, 2017. The Company was in compliance with the covenants in the indenture governing the fixed rate notes at September 30, 2011. In August 2011, the Company completed its call of the remaining $11.0 million face value of floating rate notes due 2017, at par.
2011 RSA
On June 8, 2011, we through SRCII, a wholly-owned bankruptcy-remote special purpose subsidiary, entered into a receivables sale agreement with unrelated financial entities (the “Purchasers”) to replace our prior accounts receivable sale facility and to sell, on a revolving basis, undivided interests in our consolidated accounts receivable. The 2011 RSA provides for up to $275 million initially in borrowing capacity, subject to eligible receivables and reserve requirements, secured by the receivables and terminates on June 8, 2014. Outstanding balances under the 2011 RSA accrue program fees generally at commercial paper rates plus 125 basis points and unused capacity is subject to an unused commitment fee of 40 basis points. Additionally, on June 8, 2011, in connection with the entry into the 2011 RSA, we terminated the 2008 RSA. The maximum amount available under the 2008 RSA was $210 million and the final maturity date was July 30, 2013. Outstanding balances under the 2008 RSA accrued interest at a yield of LIBOR plus 300 basis points or Prime plus 200 basis points, at the Company’s discretion and was subject to an unused commitment fee ranging from 25 to 50 basis points, depending on the aggregate unused commitment of the 2008 RSA. The 2011 RSA benefits the Company, as compared to the 2008 RSA, by increasing its borrowing capacity by $65 million and reducing the interest rate on amounts drawn by approximately 175 basis points. As of September 30, 2011, the outstanding borrowing under the 2011 RSA was $180.0 million against a total available borrowing base of $259.6 million, leaving $79.6 million available. Refer to Note 8 to the consolidated financial statements included under Part I of this report for a further discussion of our securitization facility.
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
Off-Balance Sheet Arrangements
We lease approximately 4,700 tractors under operating leases. Operating leases have been an important source of financing for our revenue equipment. Tractors held under operating leases are not carried on our consolidated balance sheets, and lease payments related to such tractors are reflected in our consolidated statements of operations in the line item “Rental expense.” Our revenue equipment rental expense was $58.5 million in the nine months ended September 30 2011, compared with $55.4 million in the nine months ended September 30, 2010. In connection with various operating leases, we have issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed residual value. As of September 30, 2011, the maximum possible payment under the residual value guarantees was approximately $18.3 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

Seasonality
In the transportation industry, results of operations generally show a seasonal pattern. As customers ramp up for the holiday season at year-end, the late third and fourth quarters have historically been our strongest volume quarters. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter for us than the other three quarters. In the eastern and midwestern United States, and to a lesser extent in the western United States, during the winter season, our equipment utilization typically declines and our operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather sometimes creating higher accident frequency, increased claims, and more equipment repairs. Our revenue also may be affected by bad weather and holidays as a result of curtailed operations or vacation shutdowns, because our revenue is directly related to available working days of shippers. From time to time, we also suffer short-term impacts from weather-related events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, and earthquakes that could harm our results of operations or make our results of operations more volatile.
Inflation
Inflation can have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increased. However, with the exception of fuel, the effect of inflation has been minor in recent years. Our average fuel cost per gallon has increased 36.4% between the nine months ended September 30, 2010 and 2011. Historically, the majority of the increase in fuel costs has been passed on to our customers through a corresponding increase in fuel surcharge revenue, making the impact of the increased fuel costs on our operating results less severe. If fuel costs escalate and we are unable to recover these costs timely with effective fuel surcharges, it would have an adverse effect on our operation and profitability.
Forward Looking Statements
This Quarterly Report contains statements that may constitute forward-looking statements, usually identified by words such as “anticipates,” “believes,” “estimates,” “plans,” “projects,” “expects,” “intends,” or similar expressions which speak only as of the date the statement was made. Forward-looking statements in this quarterly report include statements concerning: adjustments to income tax assessments as the result of ongoing and future audits; anticipated changes in our unrecognized tax benefits during the next 12 months; the outcome of pending litigation and actions we intend to take in respect thereof; the amount and timing of the recognition of unrealized losses included in accumulated other comprehensive income; trends concerning supply, demand, pricing and costs in the trucking industry; our expectation of increasing driver wage and hiring expenses; the benefits of our fuel surcharge program and our ability to recover increasing fuel costs through surcharges; the impact of the lag effect relating to our fuel surcharges; the sources and sufficiency of our liquidity and financial resources; the consequences of a failure to maintain compliance with our debt covenants; the impact of new accounting standards; the timing of our disposition of assets held for sale; the timing of the realization in earnings of unrealized losses relating to our interest rate swaps; the value of equipment under operating leases relating to our residual value guarantees; our intentions concerning the potential use of derivative financial instruments to hedge fuel price increases; and the timing and amount of future acquisitions of trucking equipment and other capital expenditures and the use and availability of cash, cash flow from operations, leases and debt to finance such acquisitions. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual events may differ materially from those set forth in the forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
As to the Company’s business and financial performance, the following factors, among others, could cause actual results to differ materially from those in forward-looking statements: the amount and velocity of changes in fuel prices and our ability to recover fuel prices through our fuel surcharge program; the direction and duration of any trends in pricing and volumes; assumptions regarding demand; any future recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries in which we have a significant concentration of customers; increasing competition from trucking, rail, intermodal, and brokerage competitors; a significant reduction in, or termination of, our trucking services by a key customer; our ability to sustain cost savings realized as part of our recent cost reduction initiatives; our ability to achieve our strategy of growing our revenue; our history of net losses; volatility in the price or availability of fuel; increases in new equipment prices or replacement costs; our significant ongoing capital requirements; the regulatory environment in which we operate, including existing regulations and changes in existing regulations, or violations by us of existing or future regulations; the costs of environmental and safety compliance and/or the imposition of liabilities under environmental and safety laws and regulations; difficulties in driver recruitment and retention; increases in driver compensation to the extent not offset by increases in freight rates; potential volatility or decrease in the amount of earnings as a result of our claims exposure through our wholly-owned captive insurance companies; risks relating to our captive insurance companies; uncertainties associated with our operations in Mexico; our ability to attract and maintain relationships with owner-operators; the possible re-classification of our owner operators as employees; our ability to retain or replace key personnel; conflicts of interest or potential litigation that may arise from other businesses owned by Jerry Moyes; potential failure in computer or communications systems; our labor relations; our ability to execute or integrate any future acquisitions successfully; seasonal factors such as harsh weather conditions that increase operating costs; goodwill impairment; compliance with federal securities laws; and our ability to service our outstanding indebtedness, including compliance with our indebtedness covenants, and the impact such indebtedness may have on the way we operate our business.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have interest rate exposure arising from our senior secured credit facility, 2011 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan is mitigated due a 1.50% LIBOR floor on our senior secured credit facility. We manage interest rate exposure through a mix of variable rate debt, fixed rate notes and lease financing, and $350 million notional amount of forward-starting interest rate swaps (weighted average rate of 3.09% before applicable margin). There are no leverage options or prepayment features for the interest rate swaps. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest payments by $1.8 million considering the effect of the LIBOR floor on the senior secured credit facility and excluding the effect of the interest rate swaps which do not take effect until January 2013.
We have commodity exposure primarily with respect to fuel used in company-owned tractors. Further increases in fuel prices will continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, rose from an average of $2.94 per gallon for the nine months ended September 30, 2010 to an average of $3.83 per gallon for the nine months ended September 30, 2011. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of September 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
2004 owner-operator class action litigation
On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly situated persons against Swift Transportation: Garza vs. Swift Transportation Co., Inc., Case No. CV07-0472. The putative class originally involved certain owner-operators who contracted with us under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that we should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied plaintiff’s petition for class certification, the plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14, 2008, we filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted our petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, the plaintiff renewed the motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. Upon certification, we filed a motion to compel arbitration as well as filing numerous motions in the trial court urging dismissal on several other grounds including, but not limited to the lack of an employee as a class representative, and because the named owner operator class representative only contracted with us for a three month period under a one year contract that no longer exists. In addition to these trial court motions, we also filed a petition for special action with the Arizona Court of Appeals arguing that the trial court erred in certifying the class because the trial court relied upon the Court of Appeals ruling that was previously overturned by the Arizona Supreme Court. On April 7, 2011, the Arizona Court of Appeals declined jurisdiction to hear this petition for special action and we filed a petition for review to the Arizona Supreme Court. On August 31, 2011, the Arizona Supreme Court declined to review the decision of the Arizona Court of Appeals and we will now continue to pursue our original motions with the trial court that were stayed pending the foregoing decisions at the appellate court level. We intend to pursue all available appellate relief supported by the record, which we believe demonstrates that the class is improperly certified and, further, that the claims raised have no merit or are subject to mandatory arbitration. The Maricopa County trial court’s decision pertains only to the issue of class certification, and we retain all of our defenses against liability and damages. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
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

Owner-operator misclassification class action litigation
On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: John Doe 1 and Joseph Sheer v. Swift Transportation Co., Inc., and Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 09-CIV-10376 filed in the United States District Court for the Southern District of New York, or the Sheer Complaint. The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act, or FLSA, and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 200 other current or former owner-operators have joined this lawsuit. Upon our motion, the matter has been transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On June 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The Court also denied plaintiffs request to arbitrate the matter as a class. The plaintiff filed a petition for a writ of mandamus asking that the District Court’s order be vacated. On July 27, 2011, the court denied the plaintiff’s petition for writ of mandamus and plaintiff’s filed another request for interlocutory appeal. We intend to vigorously defend against any arbitration proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
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
California and Oregon minimum wage class action
On July 12, 2011, a class action lawsuit was filed by Simona Montalvo on behalf of herself and all similarly situated persons against Swift Transportation: Montalvo et al. v. Swift Transportation Corporation d/b/a ST Swift Transportation Corporation in the Superior Court of California, County of San Diego (“Montalvo”). The Montalvo matter was removed to federal court on August 15, 2011, case number 3-11-CV-01827-L. On July 11, 2011 a class action lawsuit was filed by Glen Ridderbush on behalf of himself and all similarly situated persons against Swift Transportation: Ridderbush et al. v. Swift Transportation Co. of Arizona LLC and Swift Transportation Services, LLC in the Circuit Court for the State of Oregon, Multnomah County (“Ridderbush”). The Ridderbush matter was removed to federal court on August 24, 2011, case number 3-11-CV-01028. Both putative classes include employees alleging that candidates for employment within the 4 year statutory period in California and within the 3 year statutory period in Oregon, were not paid the state mandated minimum wage during their orientation phase.
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
Washington overtime class action
On September 9, 2011, a class action lawsuit was filed by Troy Slack on behalf of himself and all similarly situated persons against Swift Transportation: Troy Slack, et al v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Corporation in the State Court of Washington, Pierce County (“Slack”). The Slack matter was removed to federal court on October 12, 2011, case number 11-2-11438-0. The putative class includes all current and former Washington State based employee drivers during the three year statutory period alleging that they were not paid overtime in accordance with Washington State law and that they were not properly paid for meal and rest periods. We intend to vigorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Arizona FCRA class action
On August 8, 2011, a class action lawsuit was filed by Kelvin Daniel and Tanna Hodges on behalf of themselves and all similarly situated persons against Swift Transportation Corporation: Kelvin Daniel and Tanna Hodges et al v. Swift Transportation Corporation, in the United States District Court for the District of Arizona, case number 11-CV-01548-ROS. The putative class includes job applicants during the five year statutory period in Arizona who were not hired by Swift alleging certain violations of the Fair Credit Reporting Act (“FCRA”) including, that the Company does not conspicuously advise job applicants that criminal and motor vehicle background reports will be obtained as part of the employment application process, that Swift does not obtain an adequate release from job applicants to obtain such background information and that upon receipt of adverse and disqualifying background information, Swift does not provide the applicant with proper notice thereof. In October 2011, in response to a partial motion to dismiss filed by Swift Transportation of Arizona, LLC, the plaintiffs filed an amended complaint. We are reviewing that amended pleading and plan to respond in due course to that amended pleading. We intend to vigorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.

Illinois discrimination class action
On October 3, 2011, a class action lawsuit was filed by Steve C. Bluford on behalf of himself and all similarly situated persons against Swift Transportation: Steve C. Bluford v Swift v. Transportation, in the United States District Court for the Northern District of Illinois, Eastern Division, case number 1-11CV-06932. The putative class includes all African American employee drivers who worked from the Illinois terminal during the two year statutory period alleging that Swift failed to treat similarly situated African American or Black employees in the same manner as Caucasian employees. The named plaintiff, Steve Bluford, previously filed an EEOC complaint raising the same allegations which was dismissed by the EEOC as having no merit. We intend to vigorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.

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

ITEM 6:	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	Amended and Restated Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101*	XBRL Instance Document	Furnished herewith

101*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101*	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101*	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101*	XBRL Taxonomy Presentation Link base Document	Furnished herewith

*
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

SWIFT TRANSPORTATION COMPANY
/s/ Jerry Moyes
Date: November 9, 2011	Jerry Moyes
Chief Executive Officer

/s/ Virginia Henkels
Date: November 9, 2011	Virginia Henkels
Executive Vice President and Chief Financial Officer