Form 10-K
period 2011-12-31
SWIFT TRANSPORTATION Co
filed 2012-02-27
CIK 1492691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2011, the aggregate market value of our Class A common stock held by non-affiliates was $1,075,440,343, based on the closing price of our common stock as quoted on the NYSE as of such date.

There were 85,945,947 shares of the registrant’s Class A Common Stock and 53,563,460 shares of the registrant’s Class B Common Stock outstanding as of February 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements include statements we make concerning our plans, objectives, goals, strategies (including our growth strategies), future events, future revenues or performance and financing needs; the impact that recent and proposed regulatory rules and laws will have on the trucking industry generally and Swift specifically; the benefits of our business model, operations and strategies in light of changing trends in the trucking industry; that we expect to pursue acquisitions; the timing of our completion of our on-board recording installations; our compliance with environmental, transportation and other laws and regulations; our expectations concerning future cost savings from past cost reduction initiatives; adjustments to income tax assessments as the result of ongoing and future audits; anticipated changes in our unrecognized tax benefits during the next 12 months; the outcome of pending litigation and actions we intend to take in respect thereof; the amount and timing of the recognition of unrealized losses included in accumulated other comprehensive income; trends concerning supply, demand, pricing and costs in the trucking industry; our expectation of increasing driver wage and hiring expenses; our expectation that depreciation costs per tractor will increase in the future; our expectations concerning the mix and composition of our operating expenses that could result from changes in the mix of company-driven miles, owner operating driven miles, and intermodal miles; trends in the age of our tractor and trailer fleet; the benefits of our fuel surcharge program and our ability to recover increasing fuel costs through surcharges; the impact of the lag effect relating to our fuel surcharges; the sources and sufficiency of our liquidity and financial resources; the consequences of a failure to maintain compliance with our debt covenants; the impact of new accounting standards; the timing of our disposition of assets held for sale; the value of equipment under operating leases relating to our residual value guarantees; our intentions concerning the potential use of derivative financial instruments to hedge fuel price increases; our expectations regarding the use of the NYSE’s “controlled company” exemption concerning certain corporate governance requirements; our intention to reinvest foreign earnings outside the United States; and the timing and amount of future acquisitions of trucking equipment and other capital expenditures and the use and availability of cash, cash flow from operations, leases and debt to finance such acquisitions. Such statements appear under the headings entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “foresees,” “seeks,” “likely,” “may,” “will,” “should,” “goal,” “target,” and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. Accordingly, you should not place undue reliance on our forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.

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

PART I

Item 1. Business

Overview

We are a multi-faceted transportation services company and the largest truckload carrier in North America. At December 31, 2011, we operated a tractor fleet of approximately 15,900 units comprised of 11,900 tractors driven by company drivers and 4,000 owner-operator tractors, a fleet of 50,600 trailers, and 6,200 intermodal containers from 34 major terminals positioned near major freight centers and traffic lanes in the United States and Mexico. During 2011, our tractors covered 1.6 billion miles and we transported or arranged approximately 3.2 million loads for shippers throughout North America. Our asset-based operations include general truckload, dedicated truckload, and cross-border truckload services, each of which offer a combination of dry van, temperature controlled, flatbed, or other specialized equipment. Our complementary and more rapidly growing “asset-light” services include rail intermodal, freight brokerage, and third-party logistics operations. We use sophisticated technologies and systems that contribute to asset productivity, operating efficiency, customer satisfaction, and safety. We believe the depth of our fleet capacity, the breadth of our terminal network, our commitment to customer service, and our extensive suite of services provide us and our customers with significant advantages.

We operate in predominantly one industry, road transportation, throughout the continental United States and Mexico and thus have one reportable segment.

We principally operate in short-to-medium-haul traffic lanes around our terminals or dedicated customer locations, with an average loaded length of haul of less than 500 miles. We concentrate on this length of haul because the majority of domestic truckload freight (as measured by revenue) moves in these lanes and our extensive terminal network affords us marketing, equipment control, supply chain, customer service, and driver retention advantages in local markets. Our relatively short average length of haul also helps reduce competition from railroads and trucking companies that lack a regional presence.

Truckload carriers typically transport a full trailer (or container) of freight for a single customer from origin to destination without intermediate sorting and handling. Truckload carriers provide the largest part of the transportation supply chain for most retail and manufactured goods in North America.

Many of our customers are large corporations with extensive operations, geographically distributed locations, and diverse shipping needs. We receive revenue from a broad customer base that includes clients from the retail, discount retail, consumer products, food and beverage, manufacturing and transportation and logistics industries. We offer the opportunity for “one-stop-shopping” for their truckload transportation needs through our broad spectrum of services and equipment.

Since 2006, our asset-light rail intermodal and freight brokerage and logistics services have grown rapidly, and we expanded owner-operators from approximately 16.5% of our total fleet at year-end 2006 to approximately 25.0% of our total fleet at December 31, 2011. Going forward, we intend to continue to expand our revenue from these operations to improve our overall return on invested capital.

In addition to economic cycles, the trucking industry faces other challenges that we believe we are well-positioned to address. First, we believe that the recent regulatory initiatives such as hours-of-service limitations, electric on-board recorders, and the Federal Motor Carrier Safety Administration’s, or FMCSA, Comprehensive Safety Analysis, or CSA, may reduce the size of the driver pool. Moreover, new or changing regulatory constraints on drivers may further decrease the utilization of an already shrinking driver pool. As this occurs, we believe our driver development programs, including our driver training schools and nationwide recruiting, will become increasingly advantageous. In addition, we believe that the impact of such regulations will be partially mitigated by our average length of haul, regional terminal network, and less mileage-intensive operations, such as intermodal, dedicated, brokerage, and cross-border operations. Further, we are substantially complete with the process of retrofitting our entire tractor fleet with electronic on-board recorders, which we believe can help us more efficiently utilize our drivers’ available hours of service. Second, we believe that significant increases and rapid fluctuations in fuel prices will continue to be a challenge to the industry. We believe we can effectively address these issues through fuel surcharges, effective fuel procurement strategies and network management systems, and further developing our dedicated, intermodal, and brokerage operations. Third, the industry also faces increased prices for new revenue equipment, design changes of new engines, and volatility in the used equipment sales market. We believe that we are well-positioned to effectively address these issues because of our relatively new fleet, trade-back protections, buying power, and in-house nationwide maintenance facilities.

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

In December 2010, Swift Transportation Company completed its IPO of 73,300,000 shares of its Class A common stock at $11.00 per share and received proceeds of $766.0 million net of underwriting discounts and commissions and before expenses of such issuance. The proceeds were used, together with the $1.06 billion of proceeds from our senior secured term loan and $490 million of proceeds from our private placement of senior second priority secured notes, which debt issuances were completed substantially concurrently with the IPO, to (a) repay all amounts outstanding under our previous senior secured credit facility, (b) purchase an aggregate amount of $490.0 million of our prior senior secured fixed-rate notes and $192.6 million of our prior senior secured floating rate notes, (c) pay $66.4 million to our interest rate swap counterparties to terminate the interest rate swap agreements related to our then existing floating rate debt, and (d) pay fees and expenses related to the debt issuance and stock offering. Further, in January 2011, Swift Transportation Company issued an additional 6,050,000 shares of Class A common stock to the underwriters of our initial public offering at the initial public offering price of $11.00 per share, less the underwriters’ discount, and received proceeds of $63.2 million in cash pursuant to the over-allotment option in the underwriting agreement. We used $60.0 million of these proceeds in January 2011 to pay down our new first lien term loan, and we used the remaining $3.2 million in February 2011 to pay down our accounts receivable securitization facility.

On December 15, 2011, Cactus Holding Company II, LLC, an entity controlled by Mr. Moyes, converted 6,553,253 shares of Class B common stock into 6,553,253 shares of Class A common stock on a one-for-one basis. The shares were converted in connection with a pledge of securities to support a personal loan arrangement entered into by Cactus Holding Company II, LLC and relating to Mr. Moyes. Mr. Moyes holds shares of Class A and Class B common stock directly and indirectly through various Moyes Affiliates, including M Capital Investors, LLC, Cactus Holding Company II, LLC and through various family trusts.

As of December 31, 2011, we have 85,935,116 shares of Class A common stock outstanding.

Our Industry and Competition

The U.S. trucking industry is large, fragmented, and highly competitive. We compete with thousands of other truckload carriers, most of which operate fewer than 100 trucks. To a lesser extent, we compete with railroads, less-than-truckload carriers, third-party logistics providers, and other transportation companies. The 25 largest for-hire truckload carriers are estimated to comprise approximately 7.1% of the total for-hire truckload market, according to 2010 data published by the ATA. The principal means of competition in our industry are service, the ability to provide capacity when and where needed, and price. In times of strong freight demand, service and capacity become increasingly important, and in times of weak freight demand pricing becomes increasingly important. Because most truckload contracts (other than dedicated contracts) do not guarantee truck availability or load levels, pricing is influenced by supply and demand.

Since 2000, we believe our industry has encountered three major economic cycles: (1) the period of industry over-capacity and depressed freight volumes from 2000 through 2001; (2) the economic expansion from 2002 through 2006; and (3) the freight slowdown, fuel price spike, economic recession, and credit crisis from 2007 through 2009. In the fourth quarter of 2009 through 2011, industry freight data began to show positive trends for both volume and pricing. The slow steady growth is a result of the moderate increases in GDP coupled with a tighter supply of available tractors due to several years of below average truck builds, an increase in truckload fleet bankruptcies in 2009 and 2010, increasing equipment prices due to stringent EPA requirements, less available credit, and driver availability.

Our Competitive Strengths

We believe the following competitive strengths provide a solid platform for pursuing our goals and strategies:

•

North American truckload leader with broad terminal network and a modern fleet. We operate North America’s largest truckload fleet, have 34 major terminals and multiple other locations throughout the United States and Mexico, and offer customers “one-stop-shopping” for a broad spectrum of their truckload transportation needs. Our fleet size offers wide geographic coverage while maintaining the efficiencies associated with significant traffic density within our operating regions. Our terminals are strategically located near key population centers, driver recruiting areas, and cross-border hubs, often in close proximity to our customers. This broad network offers benefits such as in-house maintenance, more frequent equipment inspections, localized driver recruiting, rapid customer response, and personalized marketing efforts. Our size allows us to achieve substantial economies of scale in purchasing items such as tractors, trailers, containers, fuel, and tires where pricing is volume-sensitive. We believe our scale also offers additional benefits in brand awareness and access to capital. Additionally, our modern company tractor fleet, with an average age of 3.1 years for our approximately 8,600 linehaul sleeper units, lowers maintenance and repair expense, aids in driver recruitment and retention, and increases asset utilization as compared with an older fleet.

•

High quality customer service and extensive suite of services. Our intense focus on customer satisfaction contributed to our record number of “carrier of the year” or similar awards over the last three years, and has helped us establish a strong platform for cross-selling our other services. Our strong and diversified customer base, ranging from Fortune 500 companies to local shippers, has a wide variety of shipping needs, including general and specialized truckload, imports and exports, regional distribution, high-service dedicated operations, rail intermodal service, and surge capacity through fleet flexibility and brokerage and logistics operations. We believe customers continue to seek fewer transportation providers that offer a broader range of services to streamline their transportation management functions. We believe the breadth of our services helps diversify our customer base and provides us with a competitive advantage, especially for customers with multiple needs and international shipments.

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

•

Leader in driver development and owner-operator opportunities. Driver recruiting and retention historically have been significant challenges for truckload carriers. To address these challenges, we employ nationwide recruiting efforts through our terminal network, operate four driver training schools, maintain an active and successful owner-operator development program, provide drivers modern tractors, and employ numerous driver satisfaction policies.

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

Our Growth Strategy

Our goals are to continue our revenue growth annually over the next several years, increase our profitability, and generate returns on capital in excess of our cost of capital. These goals are in part dependent on continued improvement in industry-wide truckload volumes and pricing. Although we expect the economic environment and capacity constraints in our industry to support achievement of our goals, we have limited ability to affect industry volumes and pricing and cannot assure you that this environment will continue. Nevertheless, we believe our competitive strengths and the current supply and demand environment in the truckload industry are aligned to support the achievement of our goals through the following strategies:

•

Profitable revenue growth. To increase freight volumes and yield, we intend to further penetrate our existing customer base, cross-sell our services, and pursue new customer opportunities by leveraging our superior customer service and extensive suite of truckload services. In addition, we are further enhancing our sophisticated freight selection management tools to allocate our equipment to more profitable loads and complementary lanes. As freight volumes increase, we intend to prioritize the following areas for growth:

•

Rail intermodal. Our growing rail intermodal presence complements our regional operating model and allows us to better serve customers in longer haul lanes and reduce our investment in fixed assets. Since its inception in 2005, we have expanded our rail intermodal business by growing our fleet to approximately 6,200 containers as of December 31, 2011, and we expect to continue to add intermodal containers each year as our volumes grow. We have favorable intermodal agreements with all major U.S. railroads, which have helped increase our volumes through more competitive pricing. In 2011, we expanded our intermodal service and entered into an agreement with a rail provider to transport goods into and out of Mexico.

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

•

Customer satisfaction. In our pursuit to be best in class, we survey our customers and identify areas where we can accelerate the capture of new freight opportunities, improve our customers’ experience, and profit from enhancing the value our customers receive. Based on the results of the surveys, we focus on areas of improvement such as meeting customer commitments for on-time pick-up and delivery, improving billing accuracy, defining and documenting expectations of new customers, and enhancing responsiveness of our personnel. We believe that improving overall customer satisfaction will create opportunities to grow with our customers and help to cross-sell our entire suite of services.

•

Increase asset productivity and return on capital. Because of our size and operating leverage, even small improvements in our asset productivity and yield can have a significant impact on our operating results. We believe we have a substantial opportunity to improve the productivity and yield of our existing assets through the following measures:

•	increasing the percentage of our trucking capacity provided by owner-operators, who generally produce higher weekly trucking revenue per tractor than our company drivers;

•	increasing company tractor utilization through measures such as equipment pools, relays, and team drivers;

•

capitalizing on an improving freight market to increase average trucking revenue per mile by using sophisticated freight selection and network management tools to upgrade our freight mix and reduce deadhead miles;

•	maintaining discipline regarding the timing and extent of company tractor fleet growth based on availability of high-quality freight; and

•	rationalizing unproductive assets as necessary, thereby improving our return on capital.

•

Continue to focus on efficiency and cost control. We intend to continue to implement the Lean Six Sigma, accountability, and discipline measures that helped us improve our Adjusted Operating Ratio in 2011, 2010 and 2009. We presently have ongoing efforts in the following areas that we expect will yield benefits in future periods:

•	managing the flow of our tractor capacity through our network to balance freight flows and reduce deadhead miles;

•	integrating systems and improving processes to achieve more efficient utilization of our tractors, trailers, and drivers’ available hours of service;

•	improving driver and owner-operator satisfaction to improve performance and reduce attrition costs; and

•	reducing waste in shop methods and procedures and in other administrative processes.

•

Pursue selected acquisitions. In addition to expanding our company tractor fleet through organic growth, and to take advantage of opportunities to add complementary operations, we expect to pursue selected acquisitions. We operate in a highly fragmented and consolidating industry where we believe the size and scope of our operations afford us significant competitive advantages. Acquisitions can provide us an opportunity to expand our fleet with customer revenue and drivers already in place. In our history, we have completed 12 acquisitions, most of which were immediately integrated into our existing business. Given our size in relation to most competitors, we expect most future acquisitions to be integrated quickly.

Mission, Vision, and Most Important Goals

After going private in 2007, our management team instilled a culture of discipline and accountability throughout our organization. We accomplished this in several ways. First, we established our mission, vision, purpose, and values to give the organization guidance. Second, we identified our most important goals and trained our entire organization in the discipline of executing on these goals, including focusing on our priorities, breaking down each employee’s responsibilities to identify those which contribute to achieving our priorities, creating a scoreboard of daily results, and requiring weekly reporting of recent results and plans for the next week. Third, we established cross-functional business transformation teams utilizing Lean Six Sigma techniques to analyze and enhance value streams throughout Swift. Fourth, we enhanced our annual operating plan process to break down our financial plans into budgets, metrics, goals, and targets that each department and salesperson can influence and control. And finally, we developed and implemented a strategic planning and deployment process to establish actionable plans to achieve best in class performance in key areas of our business.

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

In light of our mission and vision, we defined our 2011 most important goals as follows:

•

Improving financial performance. To improve our financial performance, we developed and deployed several strategies, including profitable, revenue growth, improved asset utilization and return on capital, and cost reductions. We measure our performance on these strategies by Adjusted EBITDA, Adjusted Operating Ratio, revenue growth, EPS, and return on invested capital. In this regard, we have identified numerous specific activities as outlined in “Our Growth Strategy” section above. We also engaged all of our sales personnel in specific planning of month-by-month volume and rate goals for each of their major customers and identify specific, controllable operating metrics for each of our terminal leaders.

•

Improving driver, non-driver, and owner-operator satisfaction. We realize we are only as good as our people. We believe that a thoroughly engaged workforce is safer, more productive, more creative and yields higher retention in response to being heard, valued, and given opportunities to grow and develop. By unleashing the talent of our people we can meet and exceed our organizational goals while enabling our employees and independent contractors to increase their own potential. To achieve this environment, we have implemented initiatives targeted at each group to improve internal customer service and recognition of results, and we have deployed leadership training and other tools to enhance feedback, mutual understanding, and our leadership practices.

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

In 2012, we have further refined our most important goals to include improving our return on net assets. To achieve this goal, we have focused strategies on increasing revenue generated from our revenue equipment, including tractors, trailers and containers.

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

•

Dedicated truckload service. Through our dedicated truckload service, we devote exclusive use of equipment and offer tailored solutions under long-term contracts, generally with higher operating margins and lower driver turnover. Dedicated truckload service allows us to provide tailored solutions to meet specific customer needs. Our dedicated operations use our terminal network, operating systems, and for-hire freight volumes to source backhaul opportunities to improve our asset utilization and reduce deadhead miles. In our dedicated operations, we typically provide transportation professionals on-site at each customer’s facilities and have a centralized team of transportation engineers to design transportation solutions to support private fleet conversions and/or augment customers’ transportation requirements.

•

Cross-border Mexico/U.S. truckload service. Our growing cross-border, Mexico truckload business includes service through Trans-Mex, our wholly-owned subsidiary, which is one of the largest trucking companies in Mexico. Our Mexican operations primarily haul through commercial border crossings from Laredo, Texas westward to California. Through Trans-Mex, we can move freight efficiently across the U.S.-Mexico border, and our integrated systems allow customers to track their goods from origin to destination. Our revenue from Mexican operations was approximately $76 million, $68 million, and $61 million in the years ended December 31, 2011, 2010, and 2009, respectively, in each case prior to intercompany eliminations. As of December 31, 2011 and 2010, the total U.S. dollar book value of our Mexico operations long-lived assets was approximately $53 million and $49 million, respectively.

•

Rail intermodal service. Our rail intermodal business involves arranging for rail service for primary freight movement and related drayage service and requires lower tractor investment than general truckload service, making it one of our less asset-intensive businesses. At December 31, 2011, we offered “Trailer-on-Flat-Car” through our approximately 50,600 trailers and “Container-on-Flat-Car” through a dedicated fleet of 6,200 53-foot containers. We offer these products to and from 80 active rail ramps located across the United States and Canada. We operate our own drayage fleet and have contracts with over 145 drayage operators across North America.

•

Non-asset based freight brokerage and logistics management services. Through our freight brokerage and logistics management services, we offer our transportation management expertise and/or arrange for other trucking companies to haul freight that does not fit our network, earning us a revenue share with little capital investment. Our freight brokerage and logistics management services enable us to offer capacity to meet seasonal demands and surges.

•

Other revenue generating services. In addition to the services referenced above, our services include providing tractor leasing arrangements through IEL to owner-operators, underwriting insurance through our wholly-owned captive insurance companies, and providing repair services through our maintenance and repair shops to owner-operators and other third parties.

For the years ended December 31, 2011, 2010, and 2009, our revenue, excluding fuel surcharge revenue by service offering consisted of the following:

	September 30,	September 30,	September 30,
	Approximate Percentage of Total Operating Revenue
	2011	2010	2009

General truckload service	65%	67%	67%
Dedicated truckload service	19%	18%	19%
Cross-border Mexico/U.S. truckload service	3%	3%	3%
Rail intermodal service	7%	7%	6%
Non-asset based freight brokerage and logistics management services	2%	1%	1%
Other revenue generating services	4%	4%	4%

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

We invest in sophisticated technologies and systems that allow us to increase the utilization of our assets and our operating efficiency, improve customer satisfaction, and communicate critical information to our drivers. In virtually all of our trucks, we have installed QualcommTM onboard, two-way satellite communication systems. This communication system links drivers to regional terminals and corporate headquarters, allowing us to alter routes rapidly in response to customer requirements and weather conditions and to eliminate the need for driver detours to report problems or delays. This system allows drivers to inform dispatchers and driver leaders of the status of routing, loading and unloading, or the need for emergency repairs. We believe our customers, our drivers, and our company benefit from this investment through service-oriented items such as on-time deliveries, continuous tracking of loads, updating of customer commitments, rapid in-cab communication of routing, fueling, and delivery instructions, and our integrated service offerings that support a paperless, electronic environment from tender of loads to collection of accounts. Throughout 2011, we upgraded the majority of our fleet with the Qualcomm MCP-200, which provides additional benefits such as electronic, on-board recorders, text-to-voice messaging, turn-by-turn directions designed specifically for our industry, and video streaming to enhance communications with our drivers. Based on our initial testing we have found that the link between the electronic, on-board recorders and our planning systems have afforded us additional productivity as we are able to more efficiently plan and dispatch our drivers to utilize more of their available driving hours. In addition, other features of the device, such as, text-to-messaging and turn-by-turn directions, have also helped to improve productivity and driver satisfaction. We are targeting to have the conversion to electronic, on-board recorders complete by March 31, 2012. We reduce costs through programs that manage equipment maintenance, select fuel purchasing locations in our nationwide network of terminals and approved truck stops, and inform us of inefficient or undesirable driving behaviors that are monitored and reported through electronic engine sensors. We believe our technologies and systems are superior to those employed by most of our smaller competitors.

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

Owner-Operators

In addition to the company drivers we employ, we enter into contracts with owner-operators. Owner-operators operate their own tractors (although some employ drivers they hire) and provide their services to us under contractual arrangements. They are responsible for most ownership and operating expenses and are compensated by us primarily on a rate per mile basis. By operating safely and productively, owner-operators can improve their own profitability and ours. We believe that our owner-operator fleet provides significant advantages that primarily arise from the motivation of business ownership. Owner-operators tend to be more experienced, produce more miles-per-truck per-week, and be involved in fewer accidents-per-million miles than average company drivers, thus providing better profitability and financial returns. As of December 31, 2011, owner-operators comprised approximately 25% of our total fleet, as measured by tractor count. If we are unable to continue to contract with a sufficient number of owner-operators or fleet operators, it could adversely affect our operations and profitability.

We provide tractor financing to independent owner-operators through our subsidiary, IEL. IEL generally leases premium equipment from the original equipment manufacturers and subleases the equipment to owner-operators. The owner-operators are qualified based on their driving and safety records. In our experience, we have lower turnover among owner-operators who obtain their financing through IEL than with our other owner-operators and our company drivers. In the event of default, IEL usually regains possession of the tractor and subleases it to a replacement owner-operator.

Additional services offered to owner-operators include insurance, maintenance, and fuel pass-throughs. Through our wholly-owned insurance captive subsidiary, Mohave Transportation Insurance Company, or Mohave, we offer owner-operators occupational-accident, physical damage, and other types of insurance. Owner-operators also are enabled to procure maintenance services at our in-house shops and fuel at our terminals. We believe we provide these services conveniently at competitive and attractive prices to our owner-operators that also enable us to earn additional revenue and margin.

Customers and Marketing

Customer satisfaction is an important priority for us, which is demonstrated by the record number of “carrier of the year” or similar awards we received from customers over the last three years. Such achievements have helped us maintain a large and stable customer base featuring Fortune 500 and other leading companies from a number of different industries. The principal types of freight we transport include discount and other retail merchandise, perishable and non-perishable food, beverages and beverage containers, paper and packaging products, consumer non-durable products, manufactured goods, automotive goods, and building materials. Consistent with industry practice, our typical customer contracts (other than dedicated contracts) do not guarantee shipment volumes by our customers or truck availability by us. This affords us and our customers some flexibility to negotiate rates up or down in response to changes in freight demand and industry-wide truck capacity. We believe our fleet capacity, terminal network, customer service, and breadth of services offer a competitive advantage to major shippers, particularly in times of rising freight volumes when shippers must access capacity quickly across multiple facilities and regions.

We concentrate our marketing efforts on expanding the amount of service we provide to existing customers, as well as on establishing new customers with shipment needs that complement our terminal network and existing routes. At December 31, 2011, we had a sales staff of approximately 50 individuals across the United States and Mexico, who work closely with senior management to establish and expand accounts.

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

Our strategy of growing the business with existing customers provides us with a significant base of revenue. For the years ended December 31, 2011, 2010, and 2009 respectively, our top 25 customers generated approximately 50%, 52%, and 54% of our total revenue, and our top 200 customers accounted for approximately 86%, 87%, and 89% of our total revenue.

Wal-Mart and its subsidiaries, our largest customer, and a customer we have had for over 20 years, accounted for approximately 11%, 10%, and 10% of our operating revenue for the years ended December 31, 2011, 2010, and 2009, respectively. No other customer accounted for more than 10% of our operating revenue during any of the three years ended December 31, 2011, 2010, or 2009.

Revenue Equipment

We operate a modern company tractor fleet to help attract and retain drivers, promote safe operations, and reduce maintenance and repair costs. We believe our modern fleet offers at least four key advantages over competitors with older fleets. First, newer tractors typically have lower operating costs. Second, newer tractors require fewer repairs and are available for dispatch more of the time. Third, newer tractors typically are more attractive to drivers. Fourth, we believe many competitors that allowed their fleets to age excessively will face a deferred capital expenditure spike accompanied by difficulty in replacing their tractors because new tractor prices have increased, the value received for the old tractors will be low, and financing sources have diminished. According to ACT Research, the average age of Class 8 trucks on the road is 6.7 years, whereas the average age of our fleet is 3.7 years. The following table shows the type and age of our owned and leased tractors and trailers at December 31, 2011:

	September 30,	September 30,
Model Year	Tractors(1)	Trailers
2012	1,949	2,848
2011	790	3,207
2010	656	110
2009	4,106	4,285
2008	2,695	1,811
2007	550	40
2006	189	5,418
2005	301	1,569
2004	188	1,063
2003	143	2,907
2002 and prior	300	27,297

Total	11,867	50,555

(1)	Excludes 4,035 owner-operator tractors.

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

In addition, we seek to improve asset utilization by matching available tractors with tendered freight and using untethered trailer tracking to identify the location, loaded status, and availability for dispatch of our approximately 50,600 trailers and 6,200 intermodal containers. We believe this information enables our planners to manage our equipment more efficiently by enabling drivers to quickly locate the assigned trailer, reduce unproductive time during available hours of service, and bill for detention charges when appropriate. It also allows us to reduce cargo losses through trailer theft prevention, and to mitigate cargo claims through recovery of stolen trailers.

Employees

Terminal staff

Our larger terminals are staffed with terminal leaders, fleet leaders, driver leaders, safety coordinators and customer service representatives. Our terminal leaders work with driver leaders, customer service representatives, and other operations personnel to coordinate the needs of both our customers and our drivers. Terminal leaders also are responsible for soliciting new customers and serving existing customers in their areas. Each fleet leader supervises approximately five driver leaders at our larger terminals. Each driver leader is responsible for the general operation of approximately 40 trucks and their drivers, focusing on driver retention, productivity per truck, routing, fuel consumption and efficiency, safety, and scheduled maintenance. Customer service representatives are assigned specific customers to ensure specialized, high-quality service and frequent customer contact.

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

Senior management is actively involved in the development and retention of drivers. Recognizing the continuing need for qualified drivers, we have established four driver training academies across the U.S. Our academies are strategically located in areas where external driver-training organizations are lacking. In other areas of the U.S., we have contracted with driver-training schools, which are managed by outside organizations such as local community colleges. Candidates for the schools must be at least 23 years old with a minimum of a high school education or equivalent, pass a basic skills test, and pass the Department of Transportation, or DOT, physical examination, which includes drug and alcohol screening. Students are required to complete three weeks of instructor-led study/training and then spend a minimum of 240 behind-the-wheel hours, driving with an experienced trainer.

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

Employment

As of December 31, 2011, we employed approximately 17,400 employees, of whom approximately 13,500 were drivers (including driver trainees), 1,400 were technicians and other equipment maintenance personnel, and the balance were support personnel, such as corporate managers and sales and administrative personnel. As of December 31, 2011, our 740 Trans-Mex drivers were our only employees represented by a union.

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

We self-insure for a significant portion of our claims exposure and related expenses. We currently carry six main types of insurance, which generally have the following self-insured retention amounts, maximum benefits per claim, and other limitations:

•

automobile liability, general liability, and excess liability—$200.0 million of coverage per occurrence beginning November 1, 2010 and $150.0 million through October 31, 2010, subject to a $10.0 million per-occurrence, self-insured retention;

•

cargo damage and loss—$2.0 million limit per truck or trailer with a $10.0 million limit per occurrence; provided that there is a $250,000 limit for tobacco loads and a $250,000 self-insured retention for all perils;

•

property and catastrophic physical damage—$150.0 million limit for property and $100.0 million limit for vehicle damage, excluding over the road exposures, subject to a $1.0 million self-insured retention;

•

workers’ compensation/employers liability—statutory coverage limits; employers liability of $1.0 million bodily injury by accident and disease, subject to a $5.0 million self-insured retention for each accident or disease;

•

employment practices liability—primary policy with a $10.0 million limit subject to a $2.5 million self-insured retention; we also have an excess liability policy that provides coverage for the next $7.5 million of liability for a total coverage limit of $17.5 million; and

•

health care—we self-insure for the first $500,000 beginning January 1, 2011, of each employee health care claim and maintain commercial insurance for the balance. Through December 31, 2010, our self-insured retention was $400,000.

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

Fuel

We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies and reduce our fuel costs. In 2011, we purchased approximately 16.5% of our fuel in bulk at 36 Swift and dedicated customer locations across the United States and Mexico and substantially all of the rest of our fuel through a network of retail truck stops with which we have negotiated volume purchasing discounts. The volumes we purchase at terminals and through the fuel network vary based on procurement costs and other factors. We seek to reduce our fuel costs by routing our drivers to truck stops when fuel prices at such stops are cheaper than the bulk rate paid for fuel at our terminals. We store fuel in underground storage tanks at four of our bulk fueling terminals and in above-ground storage tanks at our other bulk fueling terminals. In addition, we store fuel for our use at the Houston, Texas terminal location of Central Freight Lines, Inc., which is a transportation company controlled by Mr. Moyes. We believe that we are in substantial compliance with applicable environmental laws and regulations relating to the storage of fuel.

Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a material adverse effect on our operations and profitability. In response to increases in fuel costs, we utilize a fuel surcharge program to pass on the majority of the increases in fuel costs to our customers. We believe that our most effective protection against fuel cost increases is to maintain a fuel-efficient fleet and to continue our fuel surcharge program. However, there can be no assurance that fuel surcharges will adequately cover potential future increases in fuel prices. We generally have not used derivative instruments as a hedge against higher fuel costs in the past, but continue to evaluate this possibility. We have contracted with some of our fuel suppliers to buy limited quantities of fuel at a fixed price or within banded pricing for a specific period, usually not exceeding 12 months, to mitigate the impact of rising fuel costs on miles not covered by fuel surcharges.

Seasonality

In the transportation industry, results of operations generally show a seasonal pattern. As customers ramp up for the holiday season at year-end, the late third and fourth quarters have historically been our strongest volume quarters. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter for us than the other three quarters. In 2008 and 2009, the traditional surge in volume in the third and fourth quarters did not occur due to the economic recession while the increase in volumes in the second half of 2010 was muted as a result of the sharp increase in demand in the second quarter of 2010. In 2011 and as we have seen in recent years, the macro consumer buying patterns combined with shippers’ supply chain management, which historically contributed to the fourth quarter “peak” season, continued to evolve. As a result our fourth quarter 2011 volumes were more evenly disbursed throughout the quarter rather than peaking early in the quarter. In the Eastern and Midwestern United States, and to a lesser extent in the Western United States, during the winter season, our equipment utilization typically declines and our operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather conditions can cause higher accident frequency, increased claims, and more equipment repairs. Our revenue also may be affected by bad weather and holidays as a result of curtailed operations or vacation shutdowns, because our revenue is directly related to available working days of shippers. From time to time, we also suffer short-term impacts from weather-related events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could harm our results of operations or make our results of operations more volatile.

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

The DOT, through FMCSA, imposes safety and fitness regulations on the Company and our drivers. In December 2011, FMCSA released its final rule on hours-of-service, which retained the current 11 hour daily driving time limit, reduced the maximum number of hours a truck driver can work within a week from 82 hours to 70 hours and expanded the 34-hour restart provision to require any restart period to include two consecutive nighttime periods from 1:00 a.m. to 5:00 a.m. Additionally, the final rule limits the number of consecutive driving hours a truck driver can work to eight hours before requiring the driver to take a 30 minute break. Interstate motor carriers and drivers must comply with the final hours-of-service rule by July 1, 2013.

In 2010, CSA introduced a new enforcement and compliance model that will rank both fleets and individual drivers on seven categories of safety-related data and will eventually replace the current Safety Status measurement system, or SafeStat. The seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories, or BASICs, include Unsafe Driving, Fatigued Driving (Hours-of-Service), Driver Fitness, Controlled Substances/Alcohol, Vehicle Maintenance, Cargo-Related, and Crash Indicator. The new regulations expand the current methodology for determining a carrier’s DOT safety rating. Although certain BASICs information has been made available to carriers and the public, the current SafeStat measurement system remains in effect until final rules for BASICs are adopted. There is currently no proposed rulemaking with respect to BASICs. Delays already have taken place in the implementation and effective dates. The published results of our CSA rankings preview score us in the acceptable level in each safety-related category, although these scores are preliminary and are subject to change by FMCSA.

FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. We currently have a satisfactory SafeStat DOT rating, which is the best available rating under the current safety rating scale. Under the revised rating system being considered by FMCSA, our safety rating would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.

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

In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities implemented and continue to implement various security measures on large trucks, including checkpoints and travel restrictions. The Transportation Security Administration, or TSA, has adopted regulations that require a determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, emissions from our vehicles and facilities, engine-idling, discharge and retention of storm water, and other environmental matters that involve inherent environmental risks. We have instituted programs to monitor and mitigate environmental risks and maintain compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform internal environmental reviews. We are a Charter Partner in the EPA’s SmartWay Transport Partnership, a voluntary program promoting energy efficiency and air quality. We believe that our operations are in substantial compliance with current laws and regulations and do not know of any existing environmental condition that would reasonably be expected to have a material adverse effect on our business or operating results.

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

EPA regulations limiting exhaust emissions became effective in 2002 and became more restrictive for engines manufactured in 2007 and again for engines manufactured after January 1, 2010. On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration, or NHTSA, and the EPA to develop new, stricter fuel-efficiency standards for heavy trucks. On October 25, 2010, the NHTSA and the EPA proposed regulations that regulate fuel efficiency and greenhouse gas emissions beginning in 2014 through 2018. California adopted new performance requirements for diesel trucks, with targets to be met between 2011 and 2023. In December 2008, California also adopted new trailer regulations, which require all 53-foot or longer box-type trailers (dry vans and refrigerated vans) that operate at least some of the time in California (no matter where they are registered) to meet specific aerodynamic efficiency requirements when operating in California. California-based refrigerated trailers were required to register with California Air Regulations Board by July 31, 2009, and enforcement for those trailers began in August 2009. Beginning January 1, 2010, 2011 model year and newer 53-foot or longer box-type trailers subject to the California regulations were required to be either SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved, aerodynamic technologies. Beginning December 31, 2012, pre-2011 model year 53-foot or longer box-type trailers (with the exception of certain 2003 to 2008 refrigerated van trailers) must meet the same requirements as 2011 model year and newer trailers or have prepared and submitted a compliance plan, based on fleet size, that allows them to phase in their compliance over time. Compliance requirements for 2003 to 2008 refrigerated van trailers will be phased in between 2017 and 2019. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals, including certain states and municipalities which continue to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions.

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

Internet Web Site

Our annual, quarterly and current reports, proxy statements and other information, including the amendments to those reports, are available, without charge, on our website, www.swifttrans.com, as soon as reasonably practicable after they are filed electronically with the SEC. In addition, our SEC filings are available on the internet at the SEC’s website at http://www.sec.gov. Information contained on our website is not part of this or any other report filed with or furnished to the SEC.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a negative impact on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:

•	recessionary economic cycles, such as the period from 2007 to 2009;

•	changes in customers’ inventory levels, including product/package sizes, and in the availability of funding for their working capital;

•	excess tractor capacity in comparison with shipping demand; and

•	downturns in customers’ business cycles.

The risks associated with these factors are heightened when the U.S. economy is weakened. Some of the principal risks during such times, which we experienced during the recent recession, are as follows:

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

A significant portion of our revenue is generated from a number of major customers, the loss of one or more of which could have a material adverse effect on our business. For the year ended December 31, 2011, our top 25 customers, based on revenue, accounted for approximately 50% of our revenue; our top 10 customers, approximately 36% of our revenue; our top 5 customers, approximately 27% of our revenue; and our largest customer, Wal-Mart and its subsidiaries, accounted for approximately 11% of our revenue. A substantial portion of our freight is from customers in the retail and discount retail sales industries. As such, our volumes are largely dependent on consumer spending and retail sales, and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration.

Economic conditions and capital markets may adversely affect our customers and their ability to remain solvent. Our customers’ financial difficulties can negatively impact our results of operations and financial condition and our ability to comply with the covenants in our debt agreements and accounts receivable securitization agreements, especially if they were to delay or default on their payments to us. Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot assure you that our customer relationships will continue as presently in effect. Our dedicated business is generally subject to longer term written contracts than our non-dedicated business; however, certain of these contracts contain cancellation clauses and there is no assurance any of our customers, including our dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. A reduction in or termination of our services by one or more of our major customers, including our dedicated customers, could have a material adverse effect on our business and operating results.

We may not be successful in achieving our strategy of growing our revenue.

Our current goals include continuing to increase revenue over the next several years, including growing our current service offerings. While we currently believe we can achieve these stated goals through the implementation of various business strategies, there can be no assurance that we will be able to effectively and successfully implement such strategies and realize our stated goals. Our goals may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our service offerings, pursue new customer opportunities, manage the operations and expenses of new or growing service offerings, or otherwise achieve growth of our service offerings. Further, we may not achieve profitability from our new service offerings. There is no assurance that successful execution of our business strategies will result in us achieving our current business goals.

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

Fuel is also subject to regional pricing differences and often costs more on the West Coast and in the Northeast, where we have significant operations. Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have an adverse effect on our operations and profitability. We obtain some protection against fuel cost increases by maintaining a fuel-efficient fleet and a compensatory fuel surcharge program. We have fuel surcharge programs in place with the vast majority of our customers, which have helped us offset the majority of the negative impact of rising fuel prices associated with loaded or billed miles. However, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those associated with deadhead miles, or the time when our engines are idling. Because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising, leading to fluctuations in our levels of reimbursement; and our levels of reimbursement have fluctuated in the past. Further, during periods of low freight volumes, shippers can use their negotiating leverage to impose less robust fuel surcharge policies. There can be no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective.

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

We have experienced higher prices for new tractors over the past few years. The resale value of the tractors and the residual values under arrangements we have with manufacturers have not increased to the same extent. In addition, the engines used in tractors manufactured in 2010 and after are subject to more stringent emissions control regulations issued by the EPA. Compliance with such regulations has increased the cost of the tractors, and resale prices or residual values may not increase to the same extent. Accordingly, our equipment costs, including depreciation expense per tractor, are expected to increase in future periods. As with any engine redesign, there is a risk that the newly designed 2010 diesel engines will have unforeseen problems. Additionally, we have not operated many of the new 2010 diesel engines, so we cannot be certain how they will operate.

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

We operate in the United States throughout the 48 contiguous states pursuant to operating authority granted by the DOT, in Mexico pursuant to operating authority granted by Secretarìa de Communiciones y Transportes, and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces. Our company drivers and owner-operators also must comply with the safety and fitness regulations of DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, and other matters affecting safety or operating methods. In December 2011, FMCSA released its final rule on hours-of-service, which retained the current 11 hour daily driving time limit, reduced the maximum number of hours a truck driver can work within a week from 82 hours to 70 hours and expanded the 34-hour restart provision to require any restart period to include two consecutive nighttime periods from 1:00 a.m. to 5:00 a.m. Additionally, the final rule limits the number of consecutive driving hours a truck driver can work to eight hours before requiring the driver to take a 30 minute break. Interstate motor carriers and drivers must comply with the final hours-of-service rule by July 1, 2013. The result of the final rule could negatively impact utilization of our equipment. Other agencies, such as the EPA and DHS, also regulate our equipment, operations, and drivers. Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

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

During 2010, FMCSA launched CSA, a new enforcement and compliance model implementing driver standards in addition to our current standards. As discussed more fully below, CSA may reduce the number of eligible drivers and/or negatively impact our fleet safety ranking.

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

EPA regulations limiting exhaust emissions became more restrictive in 2010. On May 21, 2010, President Obama signed an executive memorandum directing NHTSA and the EPA to develop new, stricter fuel efficiency standards for heavy trucks, beginning in 2014. On October 25, 2010, the NHTSA and the EPA proposed regulations that regulate fuel efficiency and greenhouse gas emissions beginning in 2014. In December 2008, California adopted new performance requirements for diesel trucks, with targets to be met between 2011 and 2023, and California also has adopted aerodynamics requirements for certain trailers. These regulations, as well as proposed regulations or legislation related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gas, could adversely affect our operations and financial results. In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us. The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas emission limits. Federal and state lawmakers also are considering a variety of climate-change proposals. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

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

Compliance Safety Accountability (“CSA”) rulemaking could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The current methodology for determining a carrier’s DOT safety rating has been expanded, and as a result, certain current and potential drivers may no longer be eligible to drive for us, and our safety rating could be adversely impacted. We recruit and retain a substantial number of first-time drivers, and these drivers may have a higher likelihood of creating adverse safety events under CSA. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, and could cause our customers to direct their business away from us and to carriers with higher fleet rankings, which would adversely affect our results of operations.

Although certain CSA information has been made available to carriers and the public since late 2010, the current SafeStat measurement system will remain in effect until final rulemaking on CSA is completed. Final CSA Rulemaking has been delayed and may be subject to further change. The published results of our CSA rankings score us in the acceptable level and below the FMCSA Intervention Threshold in each safety- related category. If a carrier exceeds one or more of these FMCSA Intervention Thresholds, they may be prioritized for intervention action or increased road inspections. Carriers are reviewed monthly and these scores are subject to change by the FMCSA. There is a possibility that a worsening of our CSA rankings could lead to an adverse impact on our DOT safety rating, but we are preparing for full implementation of CSA through evaluation of existing programs and training our drivers and potential drivers on CSA standards.

FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. We currently have a satisfactory DOT SafeStat rating, which is the best available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business because some of our customer contracts require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations. In addition, there is a possibility that a drop to conditional status could affect our ability to self-insure for personal injury and property damage relating to the transportation of freight, which could cause our insurance costs to increase. Under the revised rating system being considered by FMCSA, our safety rating would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.

Finally, proposed FMCSA rules and practices followed by regulators may require carriers to install electronic, on-board recorders in their tractors a) if they experience unfavorable compliance with rules or receive an adverse change in safety rating or b) under an announced rulemaking which could require all carriers to equip all tractors with electronic, on-board recorders. As noted under the heading “Operations” in Item 1 above, we are already in the process of installing new Qualcomm units on our tractors, which will include electronic, on-board recorders, in conjunction with our efforts to improve efficiency and communications with drivers and owner-operators, and we anticipate full implementation by the end of 2012. However, such installation could cause an increase in driver turnover, adverse information in litigation, cost increases, and decreased asset utilization.

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

Changes in rules or legislation by the National Labor Relations Board (“NLRB”) or Congress and/or organizing efforts by labor unions could result in litigation, divert management attention and have a material adverse effect on our operating results.

Although our only collective bargaining agreement exists at our Mexican subsidiary, Trans-Mex, we always face the risk that our employees could attempt to organize a union. To the extent our owner-operators were ever re-classified as employees, the magnitude of this risk would increase. The NLRB, Congress or one or more states could impose rules or legislation significantly affecting our businesses and our relationship with our employees. The NLRB has set April 30, 2012 as the effective date for imposition of the National Labor Relations Act (“NLRA”) Rights Posting Rule and the NLRA Quick Elections Rule. The NLRA Rights Posting Rule requires employers to conspicuously display a poster advising employees of their rights to organize and form a union. The NLRA Quick Elections Rule reduces the time within which a union representation election can be held from the current 38-42 days, down to 15-30 days. This condensed time frame liberalizes the procedures for union organization and will provide an employer with substantially less time to oppose and campaign against unionization. Unless the NLRA Quick Elections Rule is struck down by a federal court or Congress, we may be more susceptible to organizing campaigns. Any attempt to organize by our employees could result in increased legal and other associated costs. In addition, if we entered into a collective bargaining agreement, the terms could negatively affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.

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

Since November 1, 2010, our liability coverage has had a maximum aggregate limit of $200.0 million, while the limit was $150.0 million prior to this date. If any claim were to exceed our aggregate coverage limit, we would bear the excess expense, in addition to our other self-insured amounts. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. Our insurance and claims expense could increase, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Our operating results and financial condition may be adversely affected if these expenses increase, we experience a claim in excess of our coverage limits, we experience a claim for which we do not have coverage, or we have to increase our reserves.

Insuring risk through our wholly-owned captive insurance companies could adversely impact our operations.

We insure a significant portion of our risk through our wholly-owned captive insurance companies, Mohave and Red Rock. In addition to insuring portions of our own risk, Mohave insures certain owner-operators in exchange for an insurance premium paid by the owner-operator to Mohave. As a risk retention group, Red Rock must insure at least two operating companies; accordingly, Red Rock insures us and Central Refrigerated Service, Inc. (“Central Refrigerated”), a company of which Jerry Moyes and certain of his affiliates are the ultimate owners, for a portion of its auto liability claims. The insurance and reinsurance markets are subject to market pressures. Our captive insurance companies’ abilities or needs to access the reinsurance markets may involve the retention of additional risk, which could expose us to volatility in claims expenses. Additionally, an increase in the number or severity of claims for which we insure could adversely impact our results of operations.

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

We have a growing operation in Mexico, through our wholly-owned subsidiary, Trans-Mex. As a result, we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. In addition, if we are unable to maintain our C-TPAT status, we may have significant border delays, which could cause our Mexican operations to be less efficient than those of competitor truckload carriers also operating in Mexico that obtain or continue to maintain C-TPAT status. We also face additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties imposed by the Mexican government, to the extent not preempted by the terms of North American Free Trade Agreement. Factors that substantially affect the operations of our business in Mexico may have a material adverse effect on our overall operating results.

Our use of owner-operators to provide a portion of our trucking capacity exposes us to different risks than we face with our tractors driven by company drivers.

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

During times of increased economic activity, we face heightened competition for owner-operators from other carriers. To the extent our turnover increases, if we cannot attract sufficient owner-operators, or it becomes economically difficult for owner-operators to survive, we may not achieve our goal of increasing the percentage of our capacity provided by owner-operators.

Pursuant to the owner-operator fuel reimbursement program, we absorb all increases in fuel costs above a certain level to protect our owner-operators from additional increases in fuel prices. A significant increase or rapid fluctuation in fuel prices could significantly increase our purchased transportation costs due to reimbursement rates under our fuel reimbursement program becoming higher than the benefits to us under our fuel surcharge programs with our customers.

Our lease contracts with owner-operators are governed by the federal leasing regulations, which impose specific requirements on us and the owner-operators. In the past, we have been the subject of lawsuits, alleging the violation of leasing obligations or failure to follow the contractual terms. It is possible that we could be subjected to similar lawsuits in the future, which could result in liability.

If owner-operators are deemed by regulators or judicial process to be employees, our business and results of operations could be adversely affected.

Tax and other regulatory authorities have in the past sought to assert that owner-operators in the trucking industry are employees rather than independent contractors. Proposed federal legislation would make it easier for tax and other authorities to reclassify independent contractors, including owner-operators, as employees. Proposed legislation introduced in April 2010 would, among other things, increase the recordkeeping requirements for companies that engage independent contractors and heighten the penalties of employers who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. Additionally, proposed legislation introduced in 2009 would abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized industry practice. This legislation also is currently being considered by committees in both the House and the Senate. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of owner-operators as employees would help states with this initiative. Further, class actions and other lawsuits have been filed against us and others in our industry seeking to reclassify owner-operators as employees for a variety of purposes, including workers’ compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If our owner-operators are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including possibly for prior periods, as well as potential liability for employee benefits and tax withholdings.

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

We engage in multiple transactions with related parties. These transactions include providing and receiving freight services and facility leases with entities owned by Mr. Moyes and certain members of his family and the provision of air transportation services from an entity owned by Mr. Moyes and certain members of his family. Because certain entities controlled by Mr. Moyes and certain members of his family operate in the transportation industry, Mr. Moyes’ ownership may create conflicts of interest or require judgments that are disadvantageous to stockholders in the event we compete for the same freight or other business opportunities. As a result, Mr. Moyes may have interests that conflict with our stockholders. We have adopted a policy relating to prior approval of related party transactions and our amended and restated certificate of incorporation contains provisions that specifically relate to prior approval for transactions with Mr. Moyes, the Moyes Affiliates, and any Moyes affiliated entities. However, we cannot assure you that the policy or these provisions will be successful in eliminating conflicts of interests.

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

Mr. Moyes has borrowed against and pledged a portion of his Class B common stock, which may cause his interests to conflict with the interests of our other stockholders and may adversely affect the trading price of our Class A Common Stock.

Pursuant to our securities trading policy, our board of directors have limited the right of employees or directors, including Mr. Moyes and the Moyes Affiliates, to pledge more than 20% of their family holdings to secure loans. In July 2011 and December 2011, Cactus Holding Company II, LLC, an entity controlled by Mr. Moyes, pledged a total of 12,023,343 shares of Class B common stock as collateral for personal loan arrangements entered into by Cactus Holding Company II, LLC and relating to Mr. Moyes. In connection with the December 2011 loan and pledge of Class B shares as collateral, Cactus Holding Company II, LLC converted 6,553,253 of the 12,023,343 pledged shares of Class B common stock into shares of Class A common stock on a one-for-one basis. These pledges could cause Mr. Moyes’ interest to conflict with the interests of our other stockholders and could result in the future sale of such shares. Such sales could adversely affect the trading price or otherwise disrupt the market for our Class A common stock.

In addition to the shares that are allowed to be pledged above pursuant to our securities trading policy, Mr. Moyes and the Moyes Affiliates completed a private placement by a newly formed, unaffiliated trust, or the Trust, of $250.0 million of its mandatory common exchange securities (or $262.3 million of its mandatory common exchange securities following the exercise by the initial purchasers of their option to purchase additional securities in January 2011), herein referred to as the “Stockholder Offering” concurrently with our IPO in December 2010. Subject to certain exceptions, the Trust’s securities will be exchangeable into shares of our Class A common stock or alternatively settled in cash equal to the value of those shares of Class A common stock three years following December 15, 2010, the closing date of the Stockholder Offering. We did not receive any proceeds from the Stockholder Offering.

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

In addition, in one instance of litigation arising from another business owned by Mr. Moyes, Swift was named as a defendant even though Swift was not a party to the transactions that were the subject of the litigation. It is possible that litigation relating to other businesses owned by Mr. Moyes in the future may result in Swift being named as a defendant and, even if such claims are without merit, that we will be required to incur the expense of defending such matters. In many instances, Mr. Moyes has given personal guarantees to lenders to the various businesses and real estate investments in which he has an ownership interest and in certain cases, the underlying loans are in default and are in the process of being restructured and/or settled. If Mr. Moyes is otherwise unable to settle or raise the necessary amount of proceeds to satisfy his obligations to such lenders, he may be subject to significant lawsuits.

We depend on third parties, particularly in our intermodal and brokerage businesses, and service instability from these providers could increase our operating costs and reduce our ability to offer intermodal and brokerage services, which could adversely affect our revenue, results of operations, and customer relationships.

Our intermodal business utilizes railroads and some third-party drayage carriers to transport freight for our customers. In most markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads with which we have or in the future may have relationships could reduce or eliminate our ability to provide intermodal services in certain traffic lanes and is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness, and overall attractiveness of our rail-based services. Furthermore, railroads increase shipping rates as market conditions permit. Price increases could result in higher costs to our customers and reduce or eliminate the demand for our intermodal services. In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, or obtain multiple providers, which could limit our ability to provide this service.

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

We are dependent on computer and communications systems, and a systems failure or data breach could cause a significant disruption to our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain our computer system at our Phoenix, Arizona headquarters, along with computer equipment at each of our terminals. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, natural disasters, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, data breaches (including cyber attacks or cyber intrusions over the Internet, malware and the like) and other events generally beyond our control. Although we attempt to reduce the risk of disruption to our business operations should a disaster occur through redundant computer systems and networks and backup systems from an alternative location in Phoenix, this alternative location is subject to some of the same interruptions as may affect our Phoenix headquarters. In the event of a significant system failure, our business could experience significant disruption, which could impact our results of operations.

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

In 2008 and 2009, we implemented cost reduction initiatives that resulted in over $250 million of annualized cost savings, many of which we expect to result in ongoing savings. The cost savings entailed several elements, including reducing our tractor fleet, improving fuel efficiency, improving our tractor to non-driver ratio, suspending bonuses and 401(k) matching, streamlining maintenance and administrative functions, improving safety and claims management, and limiting discretionary expenses. However, in recent periods we have experienced an increase in expenses related to headcount, compensation, and employee benefits, such as the reinstatement of our 401(k) matching contribution and the accrual of bonuses in 2011 and 2010, as competition for employees and expenses relating to driving more miles has increased and the economy has improved. Our maintenance expenses also would be expected to increase to the extent average miles driven increases and our fleet ages.

We have a recent history of net losses.

Our net income for the year ended December 31, 2011 was $90.6 million. However, for the years ended December 31, 2008, 2009, and 2010, we incurred net losses of $146.6 million, $435.6 million (including $324.8 million to recognize deferred income taxes upon our election to be taxed as a subchapter C corporation), and $125.4 million, respectively. Sustaining profitability depends upon numerous factors, including our ability to increase our trucking revenue per tractor, expand our overall volume, and control expenses. Despite our results in 2011, we may not be able to sustain or increase profitability in the future.

Our total assets include goodwill and other indefinite-lived intangibles. If we determine that these items have become impaired in the future, net income could be materially and adversely affected.

As of December 31, 2011, we had recorded goodwill of $253.3 million and certain indefinite-lived intangible assets of $181.0 million primarily as a result of the 2007 Transactions. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 350, “Intangibles—Goodwill and Other,” or Topic 350, we test goodwill and indefinite-lived intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Any excess in carrying value over the estimated fair value is charged to our results of operations. Our evaluations in 2011, 2010 and 2009 produced no indication of impairment of our goodwill or indefinite-lived intangible assets. However, based on the results of our evaluation in 2008 and 2007, we recorded a non-cash impairment charge of $17.0 million and $238.0 million related to the decline in fair value of our Mexico and U.S. freight transportation reporting units, respectively resulting from the deterioration in truckload industry conditions as compared with the estimates and assumptions used in our original valuation projections used at the time of the partial acquisition of Swift Transportation in 2007. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

As of December 31, 2011, we have 85,935,116 outstanding shares of Class A common stock, assuming no exercise of options outstanding as of the date of this report and 53,563,460 outstanding shares of Class B common stock, which are convertible into an equal number of shares of Class A common stock. All of the Class A shares are freely tradable, except that any shares purchased by “affiliates” (as that term is defined in Rule 144 under the Securities Act), only may be sold in compliance with the limitations described in Rule 144 under the Securities Act.

All of our outstanding Class B common stock is currently held by Mr. Moyes and the Moyes Affiliates on an aggregate basis. If such holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our Class A common stock or impede our ability to raise future capital. Mr. Moyes has borrowed against and pledged a portion of his Class B common stock, which may also cause his interest to conflict with the interests of our other stockholders and may adversely affect the trading price of our Class A Common Stock. On December 15, 2011, Cactus Holding Company II, LLC, an entity controlled by Mr. Moyes, converted 6,553,253 shares of Class B common stock into 6,553,253 shares of Class A common stock on a one-for-one basis. The shares were converted in connection with a pledge of securities to support a personal loan arrangement entered into by Cactus Holding Company II, LLC and relating to Mr. Moyes.

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

In addition, we have an aggregate of nearly 12,000,000 shares of Class A common stock reserved for future issuances under our 2007 Omnibus Incentive Plan. Issuances of Class A common stock to our directors, executive officers, and employees pursuant to the exercise of stock options under our employee benefits arrangements will dilute your interest in us.

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

The truckload industry is capital intensive. Historically, we have depended on cash from operations, borrowings from banks and finance companies, issuance of notes, and leases to expand the size of our terminal network and revenue equipment fleet and to upgrade our revenue equipment. We expect that capital expenditures to replace and upgrade our revenue equipment will continue to increase from their low levels in 2009 to maintain or lower our current average company tractor age, to upgrade our trailer fleet that has increased in age over our historical average age, and as justified by increased freight volumes, to expand our company tractor fleet, tractors we lease to owner-operators, and our intermodal containers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

In addition, the indentures for our senior second priority secured notes provide that we may only incur additional indebtedness if, after giving effect to the new incurrence, a minimum fixed charge coverage ratio of 2.00:1.00 is met or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350 million at any one time outstanding. As of December 31, 2011, we had a fixed charge coverage ratio of 3.90:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing credit arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through allowed additional indebtedness and operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for the remainder 2011.

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

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our senior secured credit facility and our senior secured second-lien notes.

As of December 31, 2011, our total indebtedness outstanding was approximately $1,769.4 million. Our high degree of leverage could have important consequences, including:

•	increasing our vulnerability to adverse economic, industry, or competitive developments;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest;

•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, which could result in an event of default under the agreements governing such indebtedness, including our senior secured credit facility and the indentures governing our senior secured notes;

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

Our Chief Executive Officer, Mr. Moyes, and the Moyes Affiliates beneficially own approximately 43% of our outstanding common stock. Mr. Moyes and the Moyes Affiliates beneficially own 100% of our Class B common stock and approximately 8% of our Class A common stock. On all matters with respect to which our stockholders have a right to vote, including the election of directors, the holders of our Class A common stock are entitled to one vote per share, and the holders of our Class B common stock are entitled to two votes per share. All outstanding shares of Class B common stock are owned by Mr. Moyes and the Moyes Affiliates and are convertible to Class A common stock on a one-for-one basis at the election of the holders thereof or automatically upon transfer to someone other than Mr. Moyes and the Moyes Affiliates. This voting structure gives Mr. Moyes and the Moyes Affiliates approximately 59% of the voting power of all of our outstanding stock. Furthermore, due to our dual class structure, Mr. Moyes and the Moyes Affiliates are able to control all matters submitted to our stockholders for approval even though they own less than 50% of the total outstanding shares of our common stock. This significant concentration of share ownership may adversely affect the trading price for our Class A common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders can exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations, or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Because Mr. Moyes and the Moyes Affiliates control a majority of the voting power of our common stock, we qualify as a “controlled company” as defined by the New York Stock Exchange, or NYSE, and, as such, we may elect not to comply with certain corporate governance requirements of such stock exchange. We do not currently intend to utilize these exemptions, but may choose to do so in the future.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The indentures governing our senior secured credit facility and the indenture governing our senior second priority secured notes contain various covenants that limit our ability to engage in specified types of transactions, which limit our and our subsidiaries’ ability to, among other things:

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

In addition, our senior secured credit facility requires compliance with certain financial tests and ratios, including leverage and interest coverage ratios, and maximum capital expenditures.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions. Upon the occurrence of an event of default under our senior secured credit facility (including with respect to our maintenance of financial ratios thereunder), the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. If the lenders under our senior secured credit facility were to accelerate the repayment of borrowings, we might not have sufficient assets to repay all amounts borrowed thereunder as well as our senior second priority secured notes. In addition, our 2011 receivables sale agreement (“RSA”) includes certain restrictive covenants and cross default provisions with respect to our senior secured credit facility and the indentures governing our senior second priority secured notes. Failure to comply with these covenants and provisions may jeopardize our ability to continue to sell receivables under the facility and could negatively impact our liquidity.

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

Location	Owned or Leased	Description of Activities at Location
Western region
Arizona — Phoenix	Owned	Customer Service, Marketing, Administration, Fuel, Repair Driver Training School
California — Fontana	Owned	Customer Service, Marketing, Fuel, Repair
California — Lathrop	Owned	Customer Service, Marketing, Fuel, Repair
California — Mira Loma (Jurupa Valley)	Owned	Customer Service, Fuel, Repair
California — Otay Mesa	Owned	Customer Service
California — Wilmington	Owned	Fuel, Repair
California — Willows	Owned	Customer Service, Fuel, Repair
Colorado — Denver	Owned	Customer Service, Marketing, Fuel, Repair
Idaho — Lewiston	Owned/Leased	Customer Service, Marketing, Fuel, Repair, Driver Training School
Nevada — Sparks	Owned	Customer Service, Fuel, Repair
New Mexico — Albuquerque	Owned	Customer Service, Fuel, Repair
Oklahoma — Oklahoma City	Owned	Customer Service, Marketing, Fuel, Repair
Oregon — Troutdale	Owned	Customer Service, Marketing, Fuel, Repair
Texas — El Paso	Owned	Customer Service, Marketing, Fuel, Repair
Texas — Houston	Leased	Customer Service, Repair, Fuel
Texas — Lancaster	Owned	Customer Service, Marketing, Fuel, Repair
Texas — Laredo	Owned	Customer Service, Marketing, Fuel, Repair
Texas — San Antonio	Leased	Driver Training School
Utah — Salt Lake City	Owned	Customer Service, Marketing, Fuel, Repair
Washington — Sumner	Owned	Customer Service, Marketing, Fuel, Repair
Eastern region
Florida — Ocala	Owned	Customer Service, Marketing, Fuel, Repair
Georgia — Decatur	Owned	Customer Service, Marketing, Fuel, Repair
Illinois — Manteno	Owned	Customer Service, Fuel, Repair
Indiana — Gary	Owned	Customer Service, Fuel, Repair
Kansas — Edwardsville	Owned	Customer Service, Marketing, Fuel, Repair
Michigan — New Boston	Owned	Customer Service, Marketing, Fuel, Repair
Minnesota — Inver Grove Heights	Owned	Customer Service, Marketing, Fuel, Repair

Location	Owned or Leased	Description of Activities at Location
New York — Syracuse	Owned	Customer Service, Marketing, Fuel, Repair
Ohio — Columbus	Owned	Customer Service, Marketing, Fuel, Repair
Pennsylvania — Jonestown	Owned	Customer Service, Fuel, Repair
South Carolina — Greer	Owned	Customer Service, Marketing, Fuel, Repair
Tennessee — Memphis	Owned	Customer Service, Marketing, Fuel, Repair
Tennessee — Millington	Leased	Driver Training School
Virginia — Richmond	Owned	Customer Service, Marketing, Fuel, Repair, Driver Training School
Wisconsin — Town of Menasha	Owned	Customer Service, Marketing, Fuel, Repair
Mexico
Tamaulipas — Nuevo Laredo	Owned	Customer Service, Marketing, Fuel, Repair
Sonora — Nogales	Owned	Customer Service, Repair
Nuevo Leon — Monterrey	Owned	Customer Service, Administration

In addition to the facilities listed above, we own parcels of vacant land as well as several non-operating facilities in various locations around the United States, and we maintain various drop yards throughout the United States and Mexico. As of December 31, 2011, our aggregate monthly rent for all leased properties was $274,903 with varying terms expiring through December 2013. Substantially all of our owned properties are, encumbered by mortgages or deeds of trust securing our senior secured credit facility and our senior second priority secured notes.

Item 3. Legal Proceedings

We are involved in litigation and claims primarily arising in the normal course of business, which include claims for personal injury or property damage incurred in the transportation of freight. Our insurance program for liability, physical damage, and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts that management considers to be adequate. The company expenses legal fees as incurred and makes a provision for the uninsured portion of contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on its knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on us. See “- Safety and Insurance.” Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. In addition, we are involved in the following litigation:

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

In November 2011 and February 2012, we engaged in voluntary mediation in an attempt to resolve the matter and mitigate costs and risks of ongoing litigation.

We intend to vigorously contest class certification as well as the allegations made by the plaintiffs should the class remain certified. Based on its knowledge of the facts (including the mentioned mediation sessions) and advice of outside counsel, we believe the range of loss to be $1 million to $3 million and we have reserved for such loss within that range; however, the final disposition of this case and the impact of such final disposition cannot be determined at this time.

Owner-operator misclassification class action litigation

On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: John Doe 1 and Joseph Sheer v. Swift Transportation Co., Inc., and Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 09-CIV-10376 filed in the United States District Court for the Southern District of New York, or the Sheer Complaint. The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act, or FLSA, and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 200 other current or former owner-operators have joined this lawsuit. Upon our motion, the matter has been transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On June 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The Court also denied plaintiff’s request to arbitrate the matter as a class. The plaintiff filed a petition for a writ of mandamus asking that the District Court’s order be vacated. On July 27, 2011, the court denied the plaintiff’s petition for writ of mandamus and plaintiff’s filed another request for interlocutory appeal. On December 9, 2011, the court permitted the plaintiffs to proceed with their interlocutory appeal. We intend to vigorously defend against any arbitration proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.

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

California owner-operator and employee driver class action

On July 1, 2010, a class action lawsuit was filed by Michael Sanders against Swift Transportation and IEL: Michael Sanders individually and on behalf of others similarly situated v. Swift Transportation Co., Inc. and Interstate Equipment Leasing, Case No. 10523440 in the Superior Court of California, County of Alameda, or the Sanders Complaint. The putative class involves both owner-operators and driver employees alleging differing claims against Swift and IEL. Many of the claims alleged by both the putative class of owner-operators and the putative class of employee drivers overlap the same claims as alleged in the Sheer Complaint with respect to owner-operators and the Burnell Complaint as it relates to employee drivers. As alleged in the Sheer Complaint, the putative class includes owner-operators of Swift during the four years preceding the date of filing alleging that Swift misclassified owner-operators as independent contractors in violation of FLSA and various California state laws and that such owner-operators should be considered employees. As also alleged in the Sheer Complaint, the owner-operator portion of the Sanders Complaint also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. As alleged in the Burnell Complaint, the putative class in the Sanders Complaint includes drivers who worked for us during the four years preceding the date of filing alleging that we failed to provide proper meal and rest periods, failed to provide accurate wage statement upon separation from employment, and failed to timely pay wages upon separation from employment. The Sanders Complaint also raises two issues with respect to the owner-operators and two issues with respect to drivers that were not also alleged as part of either the Sheer Complaint or the Burnell Complaint. These separate owner-operator claims allege that Swift failed to provide accurate wage statements and failed to properly compensate for waiting times. The separate employee driver claims allege that Swift failed to reimburse business expenses and coerced driver employees to patronize the employer. The Sanders Complaint seeks to create two classes, one which is mostly (but not entirely) encompassed by the Sheer Complaint and another which is mostly (but not entirely) encompassed by the Burnell Complaint. Upon our motion, the Sanders Complaint has been transferred from the Superior Court of California for the County of Alameda to the United States District Court for the Northern District of California. On January 17, 2012, the court entered an order dismissing plaintiff’s case and granting Swift’s motion to compel arbitration. The plaintiffs have filed an appeal to the January 17, 2012 order.

California and Oregon Minimum Wage Class Action

On July 12, 2011, a class action lawsuit was filed by Simona Montalvo on behalf of herself and all similarly situated persons against Swift Transportation: Montalvo et al. v. Swift Transportation Corporation d/b/a ST Swift Transportation Corporation in the Superior Court of California, County of San Diego (“Montalvo”). The Montalvo matter was removed to federal court on August 15, 2011, case number 3-11-CV-01827-L. Upon petition by plaintiffs, the matter was remanded to state court and we filed an appeal to this remand. , On July 11, 2011 a class action lawsuit was filed by Glen Ridderbush on behalf of himself and all similarly situated persons against Swift Transportation: Ridderbush et al. v. Swift Transportation Co. of Arizona LLC and Swift Transportation Services, LLC in the Circuit Court for the State of Oregon, Multnomah County (“Ridderbush”). The Ridderbush matter was removed to federal court on August 24, 2011, case number 3-11-CV-01028. Both putative classes include employees alleging that candidates for employment within the four year statutory period in California and within the three year statutory period in Oregon, were not paid the state mandated minimum wage during their orientation phase.

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

Arizona FCRA class action

On August 8, 2011, a proposed class action lawsuit was filed by Kelvin D. Daniel, Tanna Hodges , and Robert R. Bell, Jr. on behalf of themselves and all similarly situated persons against Swift Transportation Corporation: Kelvin D. Daniel , Tanna Hodges , and Robert R. Bell, Jr. et al. v. Swift Transportation Corporation, in the United States District Court for the District of Arizona, case number 2:11-CV-01548-ROS. Plaintiffs sought employment with Swift Transportation of Arizona, LLC (“Swift”) and that entity has answered the complaint. The putative class includes individuals throughout the United States who sought employment with Swift and about whom Swift procured a criminal background report for employment purposes during the application process. The complaint alleges Swift violated the Fair Credit Reporting Act (“FCRA”). Among the allegations are that Swift i) did not make adequate disclosures or obtain authorizations for applicants; ii) did not issue pre-adverse action notices for in-person applicants who were not hired in whole or in part because of a background report that contained at least one derogatory item that would disqualify the person under Swift’s hiring policies; and iii) did not issue adverse action notifications to applicants who were not hired in whole or in part because of a background report that contained at least one derogatory item that would disqualify the person from under Swift’s hiring policies. In October 2011, in response to a partial motion to dismiss filed by Swift, the plaintiffs filed an amended complaint , to which Swift answered in part, and after the court denied a partial motion to dismiss, Swift filed an answer addressing the remaining allegations. Swift intends to vigorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.

Illinois discrimination class action

On October 3, 2011, a class action lawsuit was filed by Steve C. Blufordon behalf of himself and all similarly situated persons against Swift Transportation: Steve C. Bluford v Swift v. Transportation, in the United States District Court for the Northern District of Illinois, Eastern Division, case number 1-11CV-06932. The putative class includes all African American employee drivers who worked from the Illinois terminal during the two year statutory period alleging that Swift failed to treat similarly situated African American or Black employees in the same manner as Caucasian employees. The named plaintiff, Steve Bluford, previously filed an EEOC complaint raising the same allegations which was dismissed by the EEOC as having no merit. Swift has filed a motion to dismiss this action. We intend to vigorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.

Item 4. Mine Safety Disclosures

None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the NYSE under the symbol “SWFT”. Our Class A common stock began trading on the NYSE on December 16, 2010. The following table sets forth the high and low sale prices of our Class A common stock by quarter for the fiscal year ended December 31, 2011 and for the last fiscal quarter of the fiscal year ended December 31, 2010, which was the only quarter in which our Class A common stock was traded on the NYSE in 2010.

	September 30,	September 30,
	High	Low

Year Ended December 31, 2011
First quarter	$15.57	$12.14
Second quarter	$15.29	$11.58
Third quarter	$14.36	$5.99
Fourth quarter	$9.74	$5.39

Year Ended December 31, 2010
Fourth quarter	$13.00	$10.61

On December 31, 2011, there were 5 holders of record of our Class A common stock and 12 holders of record of our Class B common stock.

There is currently no established trading market for our Class B common stock. As of February 27, 2012, all of our Class B common stock was owned by Mr. Moyes and the Moyes Affiliates, of which 23.8 million shares were pledged to an unaffiliated trust. As described under the heading “Risk Factors”, Mr. Moyes may pledge or borrow against a portion of his Class B common stock, which may also cause his interest to conflict with the interests of our other stockholders and may adversely affect the trading price of our Class A Common Stock. On December 15, 2011, Cactus Holding Company II, LLC, an entity controlled by Mr. Moyes, converted 6,553,253 shares of Class B common stock into 6,553,253 shares of Class A common stock on a one-for-one basis. The shares were converted in connection with a pledge of securities to support a personal loan arrangement entered into by Cactus Holding Company II, LLC and relating to Mr. Moyes.

Dividend Policy

We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends and other distributions in cash, stock, or property by Swift in the future will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our senior secured credit facility and the indenture governing our senior second priority secured notes, capital requirements, and other factors. For further discussion about restrictions on our ability to pay dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Material Debt Agreements” in this Form 10-K.

From May 2007 through October 2009, we were taxed as a subchapter S corporation. During this period, we paid dividends to our stockholders in amounts equal to the actual amount of interest due and payable under the stockholder loan agreement with Mr. Moyes and the Moyes Affiliates. Distributions to our stockholders totaled $0 million, $16.4 million, and $33.8 million in 2010, 2009, and 2008, respectively. Also, in 2010 we made $1.3 million of distributions in the form of tax payments, on behalf of the stockholders, to certain of these state tax jurisdictions as required with our filing of the S corporation income tax returns for our final subchapter S corporation period.

Stock Performance Graph

Our Class A common stock began trading on the NYSE on December 16, 2010. The following graph compares the cumulative quarterly total return of stockholders from the closing date of our IPO on December 16, 2010 to December 31, 2011 of our Class A common stock relative to the cumulative total returns of the S&P 500 index and an index of other companies within the trucking industry (Dow Jones U.S. Trucking Total Stock Market Index) over the same period. The graph assumes that the value of the investment in our Class A common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 16, 2010, and tracks it through December 31, 2011. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Quarters Ended
	12/16/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011

Swift Transportation Company	$100.00	$112.70	$132.43	$122.07	$58.02	$74.23
S&P 500	100.00	106.68	113.00	113.11	97.42	108.94
Dow Jones US Trucking TSM	100.00	109.29	110.41	112.66	89.58	102.00

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the reporting period, and there are currently no share repurchase programs authorized by our board of directors.

Item 6. Selected Financial Data

The table below sets forth our selected financial and other data for the periods and as of the dates indicated. The selected financial and other data for the years ended December 31, 2011, 2010, and 2009 are derived from our audited consolidated financial statements, included elsewhere in this report and include, in the opinion of management, all adjustments that management considers necessary for the presentation of the information outlined in these financial statements. In addition, for comparative purposes, we have included a pro forma (provision) benefit for income taxes assuming we had been taxed as a subchapter C corporation in all periods when our subchapter S corporation election was in effect. The selected financial and other data for the year ended December 31, 2007 are derived from our historical financial statements and those of our predecessor not included in this report.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
						Predecessor
(Dollars in thousands, except per share data)	Year Ended December 31,					January 1, 2007 Through May 10,
	2011	2010	2009	2008	2007(1)	2007

Consolidated statement of operations data:
Operating revenue	$3,333,908	$2,929,723	$2,571,353	$3,399,810	$2,180,293	$1,074,723
Operating income (loss)	$306,013	$243,055	$132,001	$114,936	$(154,691)	$(25,657)
Interest and derivative interest expense (2)	$161,030	$321,528	$256,146	$240,876	$184,348	$9,277
Income (loss) before income taxes	$148,832	$(168,845)	$(108,995)	$(135,187)	$(330,504)	$(34,999)
Net income (loss)	$90,550	$(125,413)	$(435,645)	$(146,555)	$(96,188)	$(30,422)
Diluted earnings (loss) per share (3)	$0.65	$(1.98)	$(7.25)	$(2.44)	$(2.43)	$(0.40)
Pro forma data as if taxed as a C corporation (unaudited):(4)
Historical loss before income taxes	N/A	N/A	$(108,995)	$(135,187)	$(330,504)	N/A
Pro forma provision (benefit) for income taxes	N/A	N/A	5,693	(26,573)	(19,166)	N/A

Pro forma net loss	N/A	N/A	$(114,688)	$(108,614)	$(311,338)	N/A

Pro forma loss per common share:
Basic and diluted	N/A	N/A	$(1.91)	$(1.81)	$(7.86)	N/A
Consolidated balance sheet data (at end of period):
Cash and cash equivalents (excl. restricted cash)	82,084	47,494	115,862	57,916	78,826	81,134
Net property and equipment	1,299,997	1,339,638	1,364,545	1,583,296	1,588,102	1,478,808
Total assets	2,638,665	2,567,895	2,513,874	2,648,507	2,928,632	2,124,293
Debt:
Securitization of accounts receivable(5)	180,000	171,500	—	—	200,000	160,000
Long-term debt and obligations under capital leases (incl. current)(5)	1,589,443	1,774,100	2,466,934	2,494,455	2,427,253	200,000
Other financial data:
Cash dividends per share(6)	$—	$—	$0.27	$0.56	$0.75	$—
Adjusted EBITDA (unaudited)(7)	537,178	497,673	405,860	409,598	291,597	109,687
Adjusted Operating Ratio (unaudited)(8)	87.9%	88.3%	93.0%	93.9%	93.5%	97.4%
Adjusted EPS (unaudited)(9)	$0.79	$0.02	$(0.73)	$(0.86)	$(0.67)	$0.14

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
						Predecessor
(Dollars in thousands, except per share data)	Year Ended December 31,					January 1, 2007 Through May 10,
	2011	2010	2009	2008	2007(1)	2007

Operating statistics (unaudited):
Weekly trucking revenue per tractor	$2,997	$2,879	$2,660	$2,916	$2,903	$2,790
Deadhead miles %	11.8%	12.1%	13.2%	13.6%	13.0%	13.2%
Average loaded length of haul (miles)	424	439	442	469	483	492
Average tractors available:
Company-operated	11,044	10,838	11,262	12,657	14,136	13,857
Owner-operator	4,100	3,829	3,607	3,367	3,056	2,959

Total	15,144	14,667	14,869	16,024	17,192	16,816
Trailers (end of period)	50,555	48,992	49,215	49,695	49,879	48,959

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

(2)

Interest expense between May 2007 and December 2010 was primarily based on our previous senior secured term loan with an original aggregate principal amount of $1.72 billion ($1.49 billion on December 21, 2010), our previous senior secured second-priority floating rate notes with an original aggregate principal amount of $240 million ($203.6 million outstanding on December 21, 2010), and our previous 12.50% senior secured second-priority fixed rate notes with an original aggregate principal amount of $595 million ($505.6 million outstanding on December 21, 2010). Derivative interest expense between May 2007 and December 2010 was primarily based on our previous interest rate swaps related to the debt described in the previous sentence from the 2007 Transactions, which swaps originally totaled $1.28 billion of notional amount ($832 million remaining on December 21, 2010). Our previous senior secured credit facility, the remaining interest rate swaps, and substantially all of our previous senior secured second-priority fixed and floating rate notes were paid off in conjunction with the IPO and refinancing transactions on December 21, 2010. Interest and derivative interest expense increased during 2010 over 2009 as a result of the second amendment to our previous senior secured credit facility, which resulted in an increase in interest applicable to the previous senior secured term loan of 6.0% (consisting of the implementation of a 2.25% LIBOR floor and a 2.75% increase in applicable margin). Further, our remaining interest rate swaps no longer qualified for hedge accounting after the second amendment in 2009, and thereafter the entire mark-to-market adjustment was recorded in our statement of operations as opposed to being recorded in equity as a component of other comprehensive income under the prior cash flow hedge accounting treatment.

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

As a result, the annual bonuses for certain members of our management typically were based at least in part on Adjusted EBITDA. At the same time, some or all of these executives have responsibility for monitoring our financial results generally, including the items included as adjustments in calculating Adjusted EBITDA (subject ultimately to review by our board of directors in the context of the board’s review of our quarterly financial statements). While many of the adjustments (for example, transaction costs and our previous senior secured credit facility fees) involve mathematical application of items reflected in our financial statements, others (such as determining whether a non-cash item is special) involve a degree of judgment and discretion.

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

A reconciliation of GAAP net income (loss) to Adjusted EBITDA for each of the periods indicated is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
						Predecessor
	Year Ended December 31,					January 1, 2007 through May 10,
(Dollars in thousands)	2011	2010	2009	2008	2007	2007

Net income (loss)	$90,550	$(125,413)	$(435,645)	$(146,555)	$(96,188)	$(30,422)
Adjusted for:
Depreciation and amortization	222,431	226,751	253,531	275,832	187,043	82,949
Interest expense	145,973	251,129	200,512	222,177	171,115	9,454
Derivative interest expense (income)	15,057	70,399	55,634	18,699	13,233	(177)
Interest income	(1,900)	(1,379)	(1,814)	(3,506)	(6,602)	(1,364)
Income tax (benefit) expense	58,282	(43,432)	326,650	11,368	(234,316)	(4,577)

EBITDA	$530,393	$378,055	$398,868	$378,015	$34,285	$55,863

Non-cash impairments(a)	—	1,274	515	24,529	256,305	—
Non-cash equity compensation (b)	6,785	22,883	—	—	—	12,501
Loss on debt extinguishment	—	95,461	—	—	—	—
Other special non-cash items(c)	—	—	—	—	—	2,418
Excludable transaction costs(d)	—	—	6,477	7,054	1,007	38,905

Adjusted EBITDA	$537,178	$497,673	$405,860	$409,598	$291,597	$109,687

(a)	Non-cash impairments include the following:

•	for the year ended December 31, 2010, revenue equipment with a carrying amount of $3.6 million was written down to its fair value of $2.3 million, resulting in an impairment charge of $1.3 million;

•

for the year ended December 31, 2009, non-operating real estate properties held and used with a carrying amount of $2.1 million were written down to their fair value of $1.6 million, resulting in an impairment charge of $0.5 million;

•

for the year ended December 31, 2008, we incurred $24.5 million in pre-tax impairment charges comprised of a $17.0 million impairment of goodwill relating to our Mexico freight transportation reporting unit, and impairment charges totaling $7.5 million on tractors, trailers, and several non-operating real estate properties and other assets; and

•

for the year ended December 31, 2007, we recorded a goodwill impairment of $238.0 million pre-tax related to our U.S. freight transportation reporting unit and trailer impairment of $18.3 million pre-tax.

(b)

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

•

for the year ended December 31, 2009, we incurred $4.2 million of pre-tax transaction costs in the third and fourth quarters of 2009 related to an amendment to our prior senior secured credit facility and the concurrent senior secured notes amendments, and $2.3 million of pre-tax transaction costs during the third quarter of 2009 related to our cancelled bond offering;

•

for the year ended December 31, 2008, we incurred $7.1 million of pre-tax expense associated with the closing of our 2008 RSA on July 30, 2008, and financial advisory fees associated with an amendment to our prior senior secured credit facility;

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

We define Adjusted Operating Ratio as (a) total operating expenses, less (i) fuel surcharges, (ii) amortization of intangibles from our 2007 going-private transaction, (iii) non-cash impairment charges, (iv) other special non-cash items, and (v) excludable transaction costs, as a percentage of (b) total revenue excluding fuel surcharge revenue. For the year ended December 31, 2011, we revised the calculation of Adjusted Operating Ratio to eliminate the impact of the non-cash amortization of the intangibles from our 2007 going-private transaction to be consistent with the calculation of our Adjusted EPS. The prior years for 2007 through 2010 as presented have been revised to reflect the revised definition.

Our board of directors and executive management team also focus on Adjusted Operating Ratio as a key indicator of our performance from period to period. We believe fuel surcharge can be volatile and eliminating the impact of this source of revenue (by netting fuel surcharge revenue against fuel expense) affords a more consistent basis for comparing our results of operations. We also believe excluding impairments and other special items enhances the comparability of our performance from period to period. For a reconciliation of our Adjusted Operating Ratio to our Operating Ratio, please see the table below.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
						Predecessor
	Year Ended December 31,					January 1, 2007 Through May 10,
(Dollars in thousands)	2011	2010	2009	2008	2007	2007
Total GAAP operating revenue	$3,333,908	$2,929,723	$2,571,353	$3,399,810	$2,180,293	$1,074,723
Less:
Fuel surcharge revenue	(654,119)	(429,155)	(275,373)	(719,617)	(344,946)	(147,507)

Operating revenue, net of fuel surcharge revenue	2,679,789	2,500,568	2,295,980	2,680,193	1,835,347	927,216

Total GAAP operating expense	3,027,895	2,686,668	2,439,352	3,284,874	2,334,984	1,100,380
Adjusted for:
Fuel surcharge revenue	(654,119)	(429,155)	(275,373)	(719,617)	(344,946)	(147,507)
Amortization of certain intangibles (a)	(17,092)	(19,305)	(22,026)	(24,233)	(16,766)	—
Excludable transaction costs(b)	—	—	(6,477)	(606)	(1,007)	(38,905)
Non-cash impairments(c)	—	(1,274)	(515)	(24,529)	(256,305)	—
Other special non-cash items(d)	—	(7,382)	—	—	—	—
Acceleration of non-cash stock options(e)	—	(22,605)	—	—	—	(11,125)

Adjusted operating expense	$2,356,684	$2,206,947	$2,134,961	$2,515,889	$1,715,960	$902,843

Adjusted Operating Ratio	87.9%	88.3%	93.0%	93.9%	93.5%	97.4%
Operating Ratio	90.8%	91.7%	94.9%	96.6%	107.1%	102.4%

(a)

Amortization of certain intangibles reflects the non-cash amortization expense relating to certain intangible assets identified in the 2007 going-private transaction through which Swift Corporation acquired Swift Transportation Co.

(b)	Excludable transaction costs include the following:

•	for the years ended December 31, 2009 and 2007 and for the period January 1, 2007 to May 10, 2007, see respective items discussed in (7)(d) above; and

•

for the year ended December 31, 2008, we incurred $606 thousand of pre-tax expense recorded in operating supplies and expenses associated with the closing costs of our 2008 RSA on July 30, 2008, and financial advisory fees associated with an amendment to our prior senior secured credit facility.

(c)	Non-cash impairments include items discussed in note (7)(a) above.

(d)

In the first quarter of 2010, we incurred $7.4 million of incremental depreciation expense reflecting management’s revised estimates regarding salvage value and useful lives for approximately 7,000 dry van trailers, which management decided during the quarter to scrap.

(e)	Acceleration of non-cash stock options includes the following:

•	for the year ended December 31, 2010, we incurred a $22.6 million one-time non-cash equity compensation charge for certain stock options that vested upon our IPO; and

•	for the period January 1, 2007 to May 10, 2007, we incurred $11.1 million related to the acceleration of stock incentive awards as a result of the 2007 Transactions.

(9)

We use the term “Adjusted EPS” throughout this report. Adjusted EPS, as we define this term, is not presented in accordance with GAAP. We use Adjusted EPS as a supplement to our GAAP results in evaluating certain aspects of our business, as described below.

We define Adjusted EPS as (1) income (loss) before income taxes plus (i) amortization of the intangibles from our 2007 going-private transaction, (ii) non-cash impairments, (iii) other special non-cash items, (iv) excludable transaction costs, (v) the mark-to-market adjustment on our interest rate swaps that is recognized in the statement of operations in a given period, and (vi) the amortization of previous losses recorded in accumulated other comprehensive income (loss) (“OCI”) related to interest rate swaps we terminated upon our IPO and refinancing transactions in December 2010; (2) reduced by income taxes at 39%, our normalized effective tax rate; (3) divided by weighted average diluted shares outstanding. In calculating diluted shares outstanding for the purposes of Adjusted EPS, the dilutive effect of outstanding stock options has only been included for the period following our IPO when a market price was available to assess the dilutive effect of such options.

Our board of directors and executive management team focuses on Adjusted EPS as a key measure of our performance, for business planning, and for incentive compensation purposes. Adjusted EPS assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that, in our opinion, do not reflect our core operating performance. For a reconciliation of our Adjusted EPS to our net income (loss), the most directly related GAAP measure, please see the table below.

Our Chief Executive Officer, who is our chief operating decision-maker, and our compensation committee, now use Adjusted EPS thresholds in setting performance goals for our employees, including senior management.

As a result, the annual bonuses for certain members of our management will be based at least in part on Adjusted EPS. At the same time, some or all of these executives have responsibility for monitoring our financial results generally, including the items included as adjustments in calculating Adjusted EPS (subject ultimately to review by our board of directors in the context of the board’s review of our quarterly financial statements). While many of the adjustments (for example, transaction costs and our previous senior secured credit facility fees) involve mathematical application of items reflected in our financial statements, others (such as determining whether a non-cash item is special) involve a degree of judgment and discretion. While we believe that all of these adjustments are appropriate, and although the quarterly calculations are subject to review by our board of directors in the context of the board’s review of our quarterly financial statements, this discretion may be viewed as an additional limitation on the use of Adjusted EPS as an analytical tool.

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

A reconciliation of GAAP diluted earnings (loss) per share to Adjusted EPS for each of the periods indicated is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
						Predecessor
	Year Ended December 31,					January 1, 2007 through May 10,
	2011	2010	2009	2008	2007	2007

Diluted earnings (loss) per share	$0.65	$(1.98)	$(7.25)	$(2.44)	$(2.43)	$(0.40)
Adjusted for:
Income tax (benefit) expense	0.42	(0.69)	5.43	0.19	(5.91)	(0.06)

Income (loss) before income taxes	1.07	(2.67)	(1.82)	(2.25)	(8.34)	(0.46)

Non-cash impairments(a)	—	0.02	0.01	0.41	6.47	—
Acceleration of non-cash stock options(b)	—	0.36	—	—	—	0.15
Loss on debt extinguishment	—	1.51	—	—	—	—
Other special non-cash items(c)	—	0.12	—	—	—	0.03
Excludable transaction costs(d)	—	—	0.11	0.12	0.03	0.51
Mark-to-market adjustment of interest rate swaps(e)	—	0.39	0.13	(0.09)	0.33	—
Amortization of unrealized losses on interest rate swaps(f)	0.11	—	—	—	—	—
Amortization of certain intangibles(g)	0.12	0.30	0.37	0.40	0.42	—

Adjusted income (loss) before income taxes	1.30	0.03	(1.20)	(1.41)	(1.09)	0.23
Provision for income tax (benefit) expense at statutory rate	0.51	0.01	(0.47)	(0.55)	(0.43)	0.09

Adjusted EPS(h)	$0.79	$0.02	$(0.73)	$(0.86)	$(0.67)	$0.14

(a)	Non-cash impairments include the items noted in (7)(a) above.

(b)	Acceleration of noncash stock options includes the items noted in (8)(e) above.

(c)	Other special non-cash items include the items noted in (7)(c) and (8)(d) above.

(d)	Excludable transaction costs include the items discussed in (7)(d) above.

(e)

Mark-to-market adjustment of interest rate swaps reflects the portion of the change in fair value of these financial instruments which is recorded in earnings in each period indicated and excludes the portion recorded in accumulated other comprehensive income under cash flow hedge accounting.

(f)

Amortization of unrealized losses on interest rate swaps reflects the non-cash amortization expense of $15.1 million for the year ended December 31, 2011, included in derivative interest expense in the consolidated statements of operations and is comprised of previous losses recorded in accumulated other comprehensive income related to the interest rate swaps we terminated upon our IPO and concurrent refinancing transactions in December 2010. Such losses were incurred in prior periods when hedge accounting applied to the swaps and are being expensed in relation to the hedged interest payments through the original maturity of the swaps in August 2012.

(g)

Amortization of certain intangibles reflects the non-cash amortization expense of $17.1 million, $19.3 million, $22.0 million, $24.2 million, and $16.8 million for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively, relating to certain intangible assets identified in the 2007 going-private transaction through which Swift Corporation acquired Swift Transportation.

(h)	The numbers reflected in the above table are calculated on a per share basis and may not foot due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Financial Data,” the description of the business appearing in Item 1 of this report, and the consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements as a result of many factors, including those set forth under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this report. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

In addition to disclosing financial results that are determined in accordance with United States generally accepted accounting principles, or GAAP, we also disclose certain non-GAAP financial information, such as Adjusted EBITDA, Adjusted Operating Ratio, and Adjusted EPS, which should not be considered alternatives to or superior to expense and profitability measures derived in accordance with GAAP. See “Selected Financial Data” for more information on our use of Adjusted EBITDA, Adjusted Operating Ratio, and Adjusted EPS, as well as a description of the computation and reconciliation of our net loss to Adjusted EBITDA and Adjusted EPS and our Operating Ratio to our Adjusted Operating Ratio.

Overview

During 2011 and 2010, we continued to apply the efficiency, cost saving, and strategic measures we instituted in 2009 as described below. We also began to benefit from an improving freight market, as industry-wide freight tonnage increased and industry-wide trucking capacity remained constrained due to lagging new truck production and driver availability. These factors, as well as internal operational improvements, allowed us to increase the productivity of our assets (as measured by weekly trucking revenue per tractor) and to improve our operating margin in spite of the fact that we reinstituted our 401(k) matching contribution and bonuses in 2010. During 2011, our quarterly operating margins were 6.2%, 8.5%, 10.4% and 11.3% in the first, second, third and fourth quarters, respectively. Our quarterly operating margins during 2010 were 3.5%, 8.3%, 10.8% and 9.8% in the first, second, third and fourth quarter of 2010, respectively (which fourth quarter results included a $22.6 million non-cash equity compensation charge upon our IPO as discussed below). Additionally, our Adjusted Operating Ratio improved 40 basis points and 470 basis points in 2011 compared to 2010 and 2010 compared with 2009, respectively.

During a challenging environment in 2009, when both loaded miles and rates were depressed across our industry, we instituted a number of efficiency and cost savings measures. The main areas of savings included the following: reducing our tractor fleet, improving fuel efficiency, improving our tractor to non-driver ratio, suspending bonuses and 401(k) matching, streamlining maintenance and administrative functions, improving safety and claims management, and limiting discretionary expenses. Some of the cost reductions, such as insurance and claims and maintenance expense, have a variable component that will increase or decrease with the miles we run. However, these expenses and others also have controllable components such as fleet size and age, staffing levels, safety, use of technology, and discipline in execution. While our total costs will generally vary over time with our revenue, we believe a significant portion of the described cost savings, and additional savings based on the same principles, will continue in future periods.

In addition, our management team has implemented strategic initiatives that have concentrated on growing our owner-operator program, expanding our faster growing and less asset-intensive services, re-focusing our customer service efforts, and implementing accountability and cost discipline throughout our operations. As a result of these strategic initiatives and the above cost-saving efforts, during the recent economic recession, amidst industry-wide declining tonnage and pricing levels, our operating income increased from $114.9 million in 2008 (3.4% operating margin) to $132.0 million in 2009 (5.1% operating margin) despite a $384.2 million, or 14.3%, reduction in operating revenue (excluding fuel surcharges). These efforts helped us improve our Adjusted Operating Ratio by 60 basis points and maintain Adjusted EBITDA substantially flat in 2009 compared with 2008.

The table below reflects our total operating revenue, net earnings (loss), revenue excluding fuel surcharges, Operating Ratio, Adjusted Operating Ratio, Adjusted EBITDA, diluted earnings (loss) per common share, and Adjusted EPS for the last three years.

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Total operating revenue	$3,333,908	$2,929,723	$2,571,353
Revenue excluding fuel surcharge revenue	$2,679,789	$2,500,568	$2,295,980
Net earnings (loss)	$90,550	$(125,413)	$(435,645)
Diluted earnings (loss) per common share	$0.65	$(1.98)	$(7.25)
Operating Ratio	90.8%	91.7%	94.9%
Adjusted Operating Ratio	87.9%	88.3%	93.0%
Adjusted EBITDA	$537,178	$497,673	$405,860
Adjusted EPS	$0.79	$0.02	$(0.73)

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our services. We enhance our revenue by charging for fuel surcharges, stop-off pay, loading and unloading activities, tractor and trailer detention, and other ancillary services. The main factors that affect our revenue are the rate per mile we receive from our customers and the number of loaded miles we generate with our equipment, which in turn produce our weekly trucking revenue per tractor—one of our key performance indicators—and our total trucking revenue.

The most significant expenses in our business vary with miles traveled and include fuel, driver-related expenses (such as wages and benefits), and services purchased from owner-operators and other transportation providers, such as the railroads, drayage providers, and other trucking companies (which are recorded on the “Purchased transportation” line of our consolidated statements of operations). Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety improvements, fleet age, efficiency, and other factors. Our main fixed costs are depreciation of long-term assets, such as tractors, trailers, containers, and terminals, interest expense, and the compensation of non-driver personnel.

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

Income Taxes

From May 11, 2007 until October 10, 2009, we had elected to be taxed under the Internal Revenue Code as a subchapter S corporation. Such election followed the completion of the 2007 Transactions on May 10, 2007, which resulted in our becoming a private company. The election provided an income tax benefit of approximately $230 million associated with the partial reversal of previously recognized net deferred tax liabilities. Under subchapter S provisions, we did not pay corporate income taxes on our taxable income. Instead, our stockholders were liable for federal and state income taxes on their proportionate share of our taxable income. An income tax provision or benefit was recorded for certain of our subsidiaries, including our Mexican subsidiary and Mohave, our sole domestic captive insurance company at that time, which were not eligible to be treated as qualified subchapter S corporations. Additionally, we recorded a provision for state income taxes applicable to taxable income attributed to states that do not recognize the subchapter S corporation election.

In conjunction with the second amendment to our prior senior secured credit facility, we revoked our election to be taxed as a subchapter S corporation and, beginning October 10, 2009, we again became taxed as a subchapter C corporation. Under subchapter C, we are liable for federal and state corporate income taxes on our taxable income. As a result of our subchapter S revocation, we recorded approximately $325 million of income tax expense on October 10, 2009, primarily in recognition of our deferred tax assets and liabilities as a subchapter C corporation.

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

We also strive to reduce our number of deadhead miles. We measure our performance in this area by monitoring our deadhead miles percentage, which is calculated by dividing the number of unpaid miles by the total number of miles driven. By balancing our freight flows and planning consecutive loads with shorter distances between the drop-off and pick-up locations, we are able to reduce the percentage of deadhead miles driven to allow for more revenue-generating miles during our drivers’ hours-of-service. This also enables us to reduce costs associated with deadhead miles, such as wages and fuel.

Average tractors available measures the number of tractors we have available for dispatch and includes tractors driven by company drivers as well as owner-operator units. This measure changes based on our ability to increase or decrease our fleet size to respond to changes in demand.

We consider our Adjusted Operating Ratio to be an important measure of our operating profitability. Operating Ratio is operating expenses as a percentage of revenue, or the inverse of operating margin, and produces a quick indication of operating efficiency. It is widely used in our industry as an assessment of management’s effectiveness in controlling all categories of operating expenses. We net fuel surcharge revenue against fuel expense in the calculation of our Adjusted Operating Ratio, therefore excluding fuel surcharge revenue from total revenue in the denominator. We exclude fuel surcharge revenue because fuel prices and fuel surcharge revenue are often volatile and changes in fuel surcharge revenue largely offset corresponding changes in our fuel expense. Eliminating the volatility (by netting fuel surcharge revenue against fuel expense) affords a more consistent basis for comparing our results of operations between periods. We also exclude impairments and other special or non-cash items in the calculation of our Adjusted Operating Ratio because we believe this enhances the comparability of our performance between periods. Accordingly, we believe Adjusted Operating Ratio is a better indicator of our core operating profitability than Operating Ratio and provides a better basis for comparing our results between periods and against others in our industry.

We monitor weekly trucking revenue per tractor, deadhead miles percentage, and average tractors available on a daily basis, and we measure Adjusted Operating Ratio on a monthly basis. For the years ended December 31, 2011, 2010, and 2009, our performance with respect to these indicators was as follows (unaudited):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009

Weekly trucking revenue per tractor	$2,997	$2,879	$2,660
Deadhead miles percentage	11.8%	12.1%	13.2%
Average tractors available for dispatch:
Company	11,044	10,838	11,262
Owner-Operator	4,100	3,829	3,607

Total	15,144	14,667	14,869
Operating Ratio	90.8%	91.7%	94.9%
Adjusted Operating Ratio	87.9%	88.3%	93.0%

Results of Operations

Factors Affecting Comparability Between Periods

2011 results of operations

Our net income for the year ended December 31, 2011 was $90.6 million. Items impacting comparability between 2011 and prior periods include the following:

•	approximately $105.2 million reduction in interest expense in the 2011 period resulting from our IPO and refinancing transactions that occurred in December 2010; and

•

approximately $55.3 million reduction in derivative interest expense in the 2011 period resulting from our termination of our previous interest rate swaps in December 2010 in conjunction with our IPO and refinancing transactions.

2010 results of operations

Our net loss for the year ended December 31, 2010 was $125.4 million. Items impacting comparability between 2010 and other periods include the following:

•	$1.3 million of pre-tax impairment expense for trailers reclassified to assets held for sale during the first quarter;

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

•

$4.2 million of pre-tax transaction costs incurred in the third and fourth quarters of 2009 related to an amendment to our prior senior secured credit facility and the concurrent senior secured notes amendments;

•	$2.3 million of pre-tax transaction costs incurred during the third quarter related to our cancelled bond offering;

•	$12.5 million of pre-tax benefit in other income for net proceeds received during the third quarter pursuant to a litigation settlement entered into by us on September 25, 2009;

•

$4.0 million of pre-tax benefit in other income from the sale of our investment in Transplace in the fourth quarter of 2009, representing the recovery of a note receivable that had been previously written off;

•

$29.2 million of additional interest expense and derivative interest expense related to higher interest rates and loss of hedge accounting for our interest rate swaps as a result of an amendment to our prior senior secured credit facility in the fourth quarter of 2009; and

•	$0.5 million of pre-tax impairment of three non-operating real estate properties in the first quarter of 2009.

Revenue

We record three types of revenue: trucking revenue, fuel surcharge revenue, and other revenue. A summary of our revenue generated by type for 2011, 2010, and 2009 is as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Trucking revenue	$2,366,604	$2,201,684	$2,062,296
Fuel surcharge revenue	654,119	429,155	275,373
Other revenue	313,185	298,884	233,684

Operating revenue	$3,333,908	$2,929,723	$2,571,353

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

For 2011, our trucking revenue increased by $164.9 million, or 7.5%, compared with 2010. This increase was comprised of a 4.1% increase in average trucking revenue per loaded mile, excluding fuel surcharge and a 3.2% growth in loaded trucking miles, compared with 2010. Additionally, our weekly trucking revenue per tractor increased 4.1% from 2010 to 2011.

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

Fuel surcharge revenue

Fuel surcharges are designed to compensate us for fuel costs above a certain cost per gallon base. Generally, we receive fuel surcharges on the miles for which we are compensated by customers. However, we continue to have exposure to increasing fuel costs related to deadhead miles, fuel efficiency due to engine idle time, and other factors as well as the extent to which the surcharge paid by the customer is insufficient. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. Although our surcharge programs vary by customer, we endeavor to negotiate an additional penny per mile charge for every five cent increase in the United States Department of Energy, or DOE, national average diesel fuel index over an agreed baseline price. In some instances, customers choose to incorporate the additional charge by splitting the impact between the basic rate per mile and the surcharge fee. In addition, we have moved much of our West Coast customer activity to a surcharge program that is indexed to the DOE’s West Coast average diesel fuel index as diesel fuel prices in the western United States generally are higher than the national average index. Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true.

For 2011, fuel surcharge revenue increased by $225.0 million, or 52.4%, compared with 2010. This increase was primarily related to the 28.4% increase in the average of the DOE’s national weekly average diesel fuel index from $2.99 per gallon in 2010 to $3.84 per gallon in 2011. Additionally, fuel surcharge revenue increased from the 3.2% and 5.2% increase in loaded trucking miles and loaded intermodal miles, respectively, in 2011 compared to 2010.

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

For 2011, other revenue increased by $14.3 million, or 4.8%, compared with 2010. This increase was primarily related to a 5.2% increase in loaded intermodal miles. Additionally, our tractor leasing revenue generated from our subsidiary, IEL, increased $3.9 million from 2010 to 2011.

For 2010, other revenue increased by $65.2 million, or 27.9%, compared with 2009. This resulted primarily from a 28.1% increase in loaded intermodal miles, driven by increasing intermodal freight demand and the awards of new business, and an $8.0 million increase in tractor leasing revenue of IEL resulting from the growth in our owner-operator fleet.

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

The following is a summary of our salaries, wages, and employee benefits for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Salaries, wages, and employee benefits	$789,888	$763,962	$728,784
% of revenue, excluding fuel surcharge revenue	29.5%	30.6%	31.7%
% of operating revenue	23.7%	26.1%	28.3%

For 2011, salaries, wages, and employee benefits increased by $25.9 million, or 3.4%, compared with 2010. Total driver wages increased from 2010 to 2011 primarily as a result of the 2.3% year-over-year increase in total miles driven by company drivers. Additionally, salaries wages and employee benefits increased in 2011 as a result of increases in our health care costs and other employee benefits in addition to increases in our non-driver support personnel to support our business growth in 2011. These increases were partially offset by the reduction in our stock compensation expense in 2011. As discussed below, included in salaries, wages and employee benefits in 2010 was a $22.6 million one-time non-cash equity compensation charge related to stock options that vested and became exercisable upon the completion of our IPO. During 2011, we recognized $6.8 million in on-going non-cash stock compensation expense related to stock options outstanding. Excluding the impact of our stock compensation expense in 2010 and 2011, salaries, wages and employee benefits as a percentage of revenue, excluding fuel surcharge revenue was essentially flat.

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

Pursuant to our 2007 Omnibus Incentive Plan, as amended and restated, approximately 20% of our stock options then-outstanding on the closing of our IPO on December 15, 2010 simultaneously vested and became exercisable. Accordingly, in 2010, our salaries, wages, and employee benefits expense increased upon the consummation of the offering as stock compensation expense immediately recognized was $22.6 million, which charge represented the portion of the option holders’ respective service periods that had been performed at the time the IPO satisfied the condition to vesting under the option terms. We recorded an additional $0.3 million of ongoing non-cash equity compensation expense following the IPO date through the end of 2010. Additionally, upon closing the IPO we repriced 4.3 million outstanding stock options that had strike prices above the IPO price per share to $11.00, the IPO price per share. This resulted in additional unrecognized equity compensation expense totaling $5.6 million, which will be recognized over the remaining vesting term of the repriced options in accordance with Topic 718, “Compensation—Stock Compensation” in 2010.

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

Operating supplies and expenses

Operating supplies and expenses consist primarily of ordinary vehicle repairs and maintenance, costs associated with preparing tractors and trailers for sale or trade-in, driver expenses, driver recruiting costs, legal and professional services fees, general and administrative expenses, and other costs. Operating supplies and expenses are primarily affected by the age of our company-owned fleet of tractors and trailers, the number of miles driven in a period, driver turnover, and to a lesser extent by efficiency measures in our shop.

The following is a summary of our operating supplies and expenses for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Operating supplies and expenses	$238,206	$217,965	$209,945
% of revenue, excluding fuel surcharge revenue	8.9%	8.7%	9.1%
% of operating revenue	7.1%	7.4%	8.2%

For 2011, operating supplies and expenses increased by $20.2 million, or 9.3%, compared with 2010. As a percentage of revenue excluding fuel surcharge revenue, operating supplies and expenses remained essentially flat for 2011 compared with 2010. The increase in expense was primarily related to the increase in both tractor and trailer maintenance resulting from increased tire and parts prices in 2011 as well as an increase in the age of both our tractor and trailers fleets in 2011. We anticipate the average age of our tractor fleet will decrease in 2012 as we are expecting to have a heavier replacement cycle.

For 2010, operating supplies and expenses increased by $8.0 million, or 3.8%, compared with 2009. As a percentage of revenue excluding fuel surcharge revenue, operating supplies and expenses decreased to 8.7%, compared with 9.1% for 2009. The increase in expense was primarily the result of an increase in tractor maintenance expense due to the increase in our fleet age in 2010 compared with 2009, partially offset by the reduction in our company tractor fleet, and cost control and maintenance efficiency initiatives we implemented during 2009. The reduction as a percentage of revenue excluding fuel surcharge revenue is largely the result of the mix shift whereby a lower percentage of our business was performed by company tractors and drivers.

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

The following is a summary of our fuel expense for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Fuel expense	$631,552	$468,504	$385,513
% of operating revenue	18.9%	16.0%	15.0%

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

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Total fuel surcharge revenue	$654,119	$429,155	$275,373
Less: fuel surcharge revenue reimbursed to owner-operators and other third parties	252,950	155,883	92,341

Company fuel surcharge revenue	$401,169	$273,272	$183,032

Total fuel expense	$631,552	$468,504	$385,513
Less: Company fuel surcharge revenue	401,169	273,272	183,032

Net fuel expense	$230,383	$195,232	$202,481

% of revenue, excluding fuel surcharge revenue	8.6%	7.8%	8.8%

For 2011, net fuel expense increased $35.2 million, or 18.0%, compared with 2010. As a percentage of revenue excluding fuel surcharge revenue, net fuel expense increased to 8.6%, compared with 7.8% for 2010. The increase in net fuel expense was primarily related to a 2.3% increase in total miles driven by company tractors. This increase was partially offset by a 34 basis point decrease in our deadhead miles percentage from 2010 to 2011.

For 2010, net fuel expense decreased $7.2 million, or 3.6%, compared with 2009. As a percentage of revenue excluding fuel surcharge revenue, net fuel expense decreased to 7.8%, compared with 8.8% for 2009. The decrease in net fuel expense is primarily the result of the 110 basis point decrease in our deadhead miles percentage and the 0.8% decrease in total miles driven by company tractors. Further, net fuel expense also decreased as a percentage of revenue excluding fuel surcharge revenue during the period largely due to the mix shift whereby the percentage of our total miles driven by company tractors in 2010 decreased by 397 basis points compared to 2009.

Purchased transportation

Purchased transportation consists of the payments we make to owner-operators, railroads, and third-party carriers that haul loads we broker to them, including fuel surcharge reimbursement paid to such parties.

The following is a summary of our purchased transportation expense for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Purchased transportation expense	$889,432	$771,333	$620,312
% of operating revenue	26.7%	26.3%	24.1%

Because we reimburse owner-operators and other third parties for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to third parties from our purchased transportation expense. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of revenue less fuel surcharge revenue, as shown below:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Purchased transportation	$889,432	$771,333	$620,312
Less: fuel surcharge revenue reimbursed to owner-operators and other third parties	252,950	155,883	92,341

Purchased transportation, net of fuel surcharge reimbursement	$636,482	$615,450	$527,971

% of revenue, excluding fuel surcharge revenue	23.8%	24.6%	23.0%

For 2011, purchased transportation, net of fuel surcharge reimbursement, increased $21.0 million, or 3.4%, compared with 2010. The increase in cost is primarily the result of the increase in the miles driven by owner-operators and the growth in our intermodal service offering. Despite the year-over-year increase in costs, our purchase transportation, net of fuel surcharge reimbursement as a percentage of revenue excluding fuel surcharge revenue decreased to 23.8%, compared with 24.6% for 2010 as a result of the 4.1% increase in our average trucking revenue per loaded mile, excluding fuel surcharge revenue.

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

Insurance and claims

Insurance and claims expense consists of insurance premiums and the accruals we make for estimated payments and expenses for claims for bodily injury, property damage, cargo damage, and other casualty events. The primary factors affecting our insurance and claims are the number of miles driven by our drivers and owner-operators, the frequency and severity of accidents, trends in the development factors used in our actuarial accruals, and developments in large, prior-year claims. The frequency of accidents tends to increase with the miles we travel. To the extent economic conditions improve and to the extent such improvement results in an increase in the miles we travel, we would expect to experience an increase in our claims exposure, which could adversely affect our profitability. Furthermore, our substantial, self-insured retention of $10.0 million per occurrence for accident claims can make this expense item volatile.

The following is a summary of our insurance and claims expense for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Insurance and claims	$95,077	$87,411	$81,332
% of revenue, excluding fuel surcharge revenue	3.5%	3.5%	3.5%
% of operating revenue	2.9%	3.0%	3.2%

For 2011, insurance and claims expense increased by $7.7 million, or 8.8%, compared with 2010. The increase is primarily related to a 2.8% increase in total miles and an increase in claims experience associated with our captive insurance company’s owner-operator insurance programs. As a percentage of revenue, excluding fuel surcharge revenue, insurance and claims was flat year-over-year.

For 2010, insurance and claims expense increased by $6.1 million, or 7.5%, compared with 2009. The increase is primarily due to a 5.8% increase in total miles, while insurance and claims expense as a percentage of revenue excluding fuel surcharge revenue was flat with the same period in 2009.

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

The following is a summary of our rental expense and depreciation and amortization of property and equipment for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Rental expense	$81,841	$76,540	$79,833
Depreciation and amortization of property and equipment	204,173	206,279	230,339

Rental expense and depreciation and amortization of property and equipment	$286,014	$282,819	$310,172

% of revenue excluding fuel surcharge revenue	10.7%	11.3%	13.5%
% of operating revenue	8.6%	9.7%	12.1%

Rental expense and depreciation and amortization of property and equipment were primarily driven by our fleet of tractors and trailers shown below:

	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009
		(Unaudited)
Tractors:
Company
Owned	6,799	6,844	7,881
Leased — capital leases	2,457	3,048	2,485
Leased — operating leases	2,611	2,331	2,074

Total company tractors	11,867	12,223	12,440

Owner-operator
Financed through the Company	3,016	2,813	2,687
Other	1,019	1,054	898

Total owner-operator tractors	4,035	3,867	3,585

Total tractors	15,902	16,090	16,025

Trailers	50,555	48,992	49,215

Containers	6,210	4,842	4,262

For 2011, rental expense and depreciation and amortization of property and equipment increased slightly by $3.2 million, or 1.1%, compared with 2010. As a percentage of revenue excluding fuel surcharge revenue, such expenses decreased to 10.7%, compared with 11.3% for 2010. The increase in expense was primarily due to the growth in owner-operators who finance their equipment from our subsidiary, IEL, increases in our trailers and intermodal containers and an increase in the cost of new equipment. Additionally, during the first quarter of 2011, we decided to replace within one year certain Qualcomm units with remaining lives extending beyond 12 months. Accordingly, we revised their estimated useful lives, which resulted in an approximately $3 million increase in depreciation expense in 2011. These increases were partially offset by the decrease related to the $7.4 million incremental depreciation expense for approximately 7,000 dry van trailers recorded in the first quarter of 2010, discussed below.

For 2010, rental expense and depreciation and amortization of property and equipment decreased by $27.4 million, or 8.8%, compared with 2009. As a percentage of revenue excluding fuel surcharge revenue, such expenses decreased to 11.3%, compared with 13.5% for 2009. This decrease was primarily associated with lower depreciation expense due to a smaller average number of owned tractors in 2010 as compared to 2009 as we completed our fleet reduction by September 30, 2009. This decrease was partially offset by an increase in amortization expense related to tractors financed with capital leases in the 2010 period compared to the 2009 period. Additionally, decreases in our intermodal containers in 2009, the growth of our intermodal business throughout 2010, and the increase in weekly trucking revenue per tractor noted above also contributed to the decreases in cost and percentage of revenue excluding fuel surcharge revenue. The decrease was also partially offset by $7.4 million of incremental depreciation expense during the first quarter of 2010, reflecting management’s revised estimates regarding salvage value and useful lives for approximately 7,000 dry van trailers, which management decided during the first quarter of 2010 to sell as scrap over the next few years.

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

The following is a summary of our amortization of intangibles for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Amortization of intangibles	$18,258	$20,472	$23,192

Amortization of intangibles for 2011, 2010, and 2009 is comprised of $17.1 million, $19.3 million, and $22.0 million, respectively, related to intangible assets recognized in conjunction with the 2007 Transactions and $1.2 million in each year related to intangible assets existing prior to the 2007 Transactions. Amortization of intangibles decreased in each successive year primarily as a result of the 150% declining balance amortization method applied to the customer relationship intangible recognized in conjunction with the 2007 Transactions.

We estimate that our non-cash amortization expense associated with all of the intangibles on our balance sheet at December 31, 2011 will be $16.9 million in 2012, and $16.8 million in each of 2013, 2014, and 2015, all but $1.2 million of which, in each period, represents amortization of the intangible assets recognized in conjunction with the 2007 Transactions.

Impairments

The following is a summary of our impairment expense for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Impairment expense	$—	$1,274	$515

We did not incur any pre-tax impairment charges in 2011. In 2010, we incurred $1.3 million in pre-tax impairment charges related to trailers. In 2009, we incurred $0.5 million in pre-tax charges for impairment of three non-operating real estate properties.

Operating taxes and licenses

Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with our fleet of equipment and will vary according to the size of our equipment fleet in future periods. The following is a summary of our operating taxes and licenses expense for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Operating taxes and licenses expense	$61,943	$56,188	$57,236
% of revenue, excluding fuel surcharge revenue	2.3%	2.2%	2.5%
% of operating revenue	1.9%	1.9%	2.2%

For 2011, operating taxes and licenses expense increased $5.8 million, or 10.2%, compared with 2010. This increase was primarily related to the increase in our trailer fleet during 2011. As a percentage of revenue, excluding fuel surcharge revenue, operating taxes and licenses expense remained essentially flat from 2010 to 2011.

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

The following is a summary of our interest expense for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Interest expense	$145,973	$251,129	$200,512

Interest expense for the year ended December 31, 2011 is primarily based on the end of the year debt balances of $925.5 million carrying value for the senior secured first lien term loan, $491.3 million carrying value of senior second priority secured notes, $180.0 million for our accounts receivable securitization obligation, $148.7 million of capital lease obligations and $15.6 million for our fixed rate notes. Interest expense decreased for the year ended December 31, 2011 largely as a result of our IPO and refinancing transactions in December 2010, as well as our application of the proceeds from the underwriters’ exercise of the overallotment option in January 2011 and our $75 million voluntary prepayment on our senior secured first lien term loan in September 2011, resulting in lower debt balances and lower interest rates on the senior secured credit facility and fixed rate notes.

Interest expense for the year ended December 31, 2010 is primarily based on the previous debt balances of $1.49 billion for our previous first lien term loan and $709 million for our previous senior secured notes. In addition, as of December 31, 2010, we had $194.6 million of capital lease obligations. Interest expense increased in 2010 largely because of the second amendment to our prior senior secured credit facility in October 2009, which resulted in the addition of a 2.25% LIBOR floor and a 275 basis point increase in applicable margin for our senior secured credit facility, and a 50 basis point increase in the unused commitment fee for our revolving line of credit.

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

Interest expense for the year ended December 31, 2009 is primarily based on debt balances of $1.51 billion for our previous first lien term loan and $799 million for our previous senior secured notes. In addition, as of December 31, 2009, we had $152.9 million of capital leases. As noted above, as a result of the second amendment to our prior senior secured credit facility, interest expense increased during the fourth quarter of 2009 because of the addition of a 2.25% LIBOR floor for our prior senior secured credit facility, a 275 basis point increase in applicable margin for our prior senior secured credit facility, and a 50 basis point increase in the unused commitment fee for our revolving line of credit. The decrease in interest rates, specifically LIBOR, during 2009 partially offset this increase in interest expense for the year ended December 31, 2009, compared with 2008.

Derivative interest

Derivative interest expense consists of expenses related to our interest rate swaps, including the income effect of mark-to-market adjustments of interest rate swaps and current settlements. We de-designated the remaining swaps and discontinued hedge accounting effective October 1, 2009, as a result of the second amendment to our prior senior secured credit facility, after which the entire mark-to-market adjustment is charged to earnings rather than being recorded in equity as a component of other comprehensive income under previous cash flow hedge accounting treatment. Furthermore, the non-cash amortization of other comprehensive income previously recorded when hedge accounting was in effect is recorded in derivative interest expense. In December 2010, in conjunction with our IPO and refinancing transactions, we terminated all our remaining interest rate swaps and paid $66.4 million to our counterparties in full satisfaction of these interest rate swap agreements. In April 2011, in connection with our senior secured credit facility, we entered into two forward-starting interest rate swap agreements with a total notional amount of $350 million. These interest rate swaps take effect in January 2013, mature in July 2015, and have been designated and qualify as cash flow hedges. As such, the effective portion of the changes in fair value of these designated swaps is recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the variable debt affects earnings, which hedged interest accruals do not begin until January 2013. Any ineffective potions of the change in the fair value of the designated interest rate swaps will be recognized directly to earnings as derivative interest expense. The following is a summary of our derivative interest expense for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Derivative interest expense (income)	$15,057	$70,399	$55,634

Derivative interest expense for 2011 is related to our terminated swaps and represents the previous losses recorded in accumulated OCI that are amortized to derivative interest expense over the original term of the swaps, which had a maturity of August 2012.

Derivative interest expense for the years ended December 31, 2010 and 2009 is related to our interest rate swaps with notional amounts of $832 million and $1.22 billion, respectively. Derivative interest expense increased in 2010 over 2009 primarily as a result of the decrease in three month LIBOR, the underlying index for the swaps, and our cessation of hedge accounting in October 2009, as noted above.

We estimate that $5.3 million of previous losses on the interest rate swaps recorded in accumulated other comprehensive income will be amortized to derivative interest expense in 2012. Such losses were incurred in prior periods when hedge accounting applied to our swaps and will be expensed in the periods indicated in accordance with Topic 815, “Derivatives and Hedging.”

Other (income) expense

The following is a summary of our other (income) expense for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Other (income) expense	$(1,949)	$(3,710)	$(13,336)

Other (income) expenses were generally immaterial to our results in the years ended December 31, 2011 and 2010 and are not quantifiable with respect to any major items.

Other (income) expenses improved in the year ended December 31, 2009, as a result of the $4.0 million gain from the sale of our investment in Transplace and $12.5 million in net settlement proceeds received in the third quarter of 2009.

Income tax expense

From May 11, 2007 through October 10, 2009, we elected to be treated as a subchapter S corporation under the Internal Revenue Code. A subchapter S corporation passes essentially all taxable income and losses through to its stockholders and does not pay federal income taxes at the corporate level. In October 2009, we revoked our subchapter S corporation election and elected to be taxed as a subchapter C corporation. Under subchapter C, we are liable for federal and state corporate income taxes on our taxable income.

The following is a summary of our income tax expense for years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Income tax (benefit) expense	$58,282	$(43,432)	$326,650

For the year ended December 31, 2011, income tax expense reflects an effective tax rate of 39.2%, which was slightly higher than the normalized effective tax rate primarily due to the amortization of previous losses from accumulated OCI to income (for book purposes) related to the Company’s previous interest rate swaps that were terminated in December 2010, partially offset by a favorable change in unrecognized tax benefits during the period resulting from the conclusion of our federal tax audit as well as a state tax audit.

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

If we had been taxed as a subchapter C corporation on our actual results for the year ended December 31, 2009, we would have had pro forma income tax expense of $5.7 million. The pro forma C corporation effective tax rate in 2009 was higher than 2010 primarily due to the cancellation of debt income we recognized for tax purposes related to Mr. Moyes’ purchases during the first few months of 2009 of $125.8 million face amount of our previous senior secured notes in open market transactions, which he subsequently forgave as discussed in our consolidated financial statements included under Item 8 of this report.

We expect that the reversal of deferred tax assets of $2.0 million during 2012, related to the interest rate swap losses recorded in accumulated OCI that will be amortized to derivative interest expense as noted under derivative interest above, will have the effect of raising our effective tax rate in this period.

Liquidity and Capital Resources

Overview

At December 31, 2011 and 2010, we had the following sources of liquidity available to us:

	September 30,	September 30,
	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Cash and cash equivalents, excluding restricted cash	$82,084	$47,494
Availability under revolving line of credit due December 2015	232,477	246,809
Availability under accounts receivable securitization facility	69,800	2,500

Total unrestricted liquidity	$384,361	$296,803

Restricted cash	71,724	84,568

Total liquidity, including restricted cash	$456,085	$381,371

At December 31, 2011 and 2010, we had restricted cash of $71.7 million and $84.6 million, respectively, primarily held by our captive insurance companies for the payment of claims. At December 31, 2011, there were no outstanding borrowings, and there were $167.5 million letters of credit outstanding under our senior revolving line of credit. As a result of our voluntary pre-payments on our first lien term loan during 2011, all scheduled quarterly principal payments through maturity have been satisfied.

Our business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures on our fleet and other assets, working capital needs, principal and interest payments on our obligations, letters of credit to support insurance requirements, and tax payments to fund our taxes in periods when we generate taxable income.

We also make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and potentially fund growth in our revenue equipment fleet if justified by customer demand and our ability to finance the equipment and generate acceptable returns. At December 31, 2011, we expect our net cash capital expenditures to be approximately $250 million for 2012. Further, we expect to continue to obtain a portion of our equipment under operating and capital leases, which are not reflected as net cash capital expenditures. Beyond 2012, we expect our net capital expenditures to remain substantial.

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

In addition, the indenture for our senior secured notes provides that we may only incur additional indebtedness if, after giving effect to the new incurrence, a minimum fixed charge coverage ratio of 2.00:1.00, as defined therein, is met, or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350 million at any one time outstanding. As of December 31, 2011, we had a fixed charge coverage ratio of 3.90:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing financial arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for 2012.

Our IPO and refinancing transactions in December 2010 provided us (i) a reduction in interest expense resulting from the reduction in debt balances and lower interest rates on the senior secured credit agreement and the 2018 senior notes, and (ii) a deferred maturity date in connection with our senior secured credit facility, which positively impacts our liquidity on a long-term basis.

Additionally, we meet the fixed charge coverage ratio required to incur additional indebtedness under our senior second priority secured notes (whereas we did not previously meet such ratio under our prior senior secured notes), which also positively impacts liquidity.

Cash Flows

Our summary statements of cash flows information for the years ended December 31, 2011, 2010, and 2009 is set forth in the table below:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net cash provided by operating activities	$323,897	$58,439	$115,335
Net cash used in investing activities	$(150,236)	$(178,521)	$(1,127)
Net cash (used in) provided by financing activities and effect of exchange rate changes	$(139,071)	$51,714	$(56,262)

Operating activities

The $265.5 million increase in net cash provided by operating activities during the year ended December 31, 2011, compared with the year ended December 31, 2010, was primarily the result of a $229.5 million decrease in cash paid for interest (including the interest rate swap termination payment as discussed below) and income taxes. The reduction in cash paid for interest was related to the decrease in our debt balances and interest rates after our IPO and refinancing transactions that were completed in December 2010. Additionally, there was a $63.0 million increase in operating income between 2010 and 2011. These increases in cash provided by operating activities were partially offset by an increase in operating lease down payments during 2011.

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

Investing activities

Cash used in investing activities decreased from a net outflow of $178.5 million in 2010 to a net outflow of $150.2 million in 2011, for a total decrease of $28.3 million. This decrease was primarily the result of the net reduction of restricted cash in 2011 of $12.8 million, versus a restricted cash accumulation of $59.7 million in 2010. During 2011, restricted cash decreased due to a release of collateral from our wholly-owned captive insurance subsidiaries, Mohave and Red Rock. This inflow was partially offset by the $46.4 million increase in cash capital expenditures, net of disposition proceeds from the sale of equipment, between 2010 and 2011.

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

Financing activities

Cash used in financing activities increased from a net inflow of $51.7 million in 2010 to a net outflow of $139.1 million in 2011, for a negative change of $190.8 million. The 2011 outflow was primarily due to $206.7 million of payments on long term debt and capital lease obligations. These payments included a $75.0 million voluntary prepayment in September 2011 and a $60.0 million mandatory prepayment in January 2011 from the sale proceeds of our Class A common stock pursuant to the over-allotment option discussed below on our senior secured first lien term loan. This outflow was partially offset by proceeds of $63.2 million, before expenses, from the sale of our Class A common stock pursuant to the over-allotment option in connection with our IPO and a net $8.5 million increase in borrowings under our 2011 RSA. During 2010, the net inflow primarily related to the net proceeds from our IPO and refinancing transactions in December 2010, discussed below.

Cash provided by financing activities increased from a net outflow of $56.3 million in 2009 to a net inflow of $51.7 million in 2010, for a total increase of $108.0 million. This increased inflow primarily reflects that $66.4 million of the net proceeds from our IPO and refinancing transactions were used to settle our existing interest rate swap liabilities and $34.4 million of proceeds were used to pay accrued interest on the refinanced debt, which payments are included in operating activities as noted above. Additionally, we had a net $23.5 million of borrowing under the 2008 RSA in 2010, which is now reflected as a financing activity given the accounting treatment as a secured borrowing beginning January 1, 2010. These proceeds were partially offset by a $12.7 million increase in payments on long-term debt and capital leases as well as short term notes, including an $18.7 million excess cash flow payment on our previous first lien term loan in April 2010 under the terms of our previous senior secured credit facility, as amended.

Capital and Operating Leases

In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment with capital and operating leases. During the year ended December 31, 2011, we acquired tractors through capital and operating leases with gross values of $8.9 million and $264.9 million, respectively, which were offset by capital and operating lease terminations with originating values of $69.0 million and $164.9 million, respectively, for tractors in 2011. In addition, $4.0 million of trailer operating leases expired in the year ended December 31, 2011.

During the year ended December 31, 2010, we acquired tractors through capital and operating leases with gross values of $66.6 million and $5.6 million, respectively, which were offset by operating lease terminations with originating values of $22.8 million for tractors in 2010. In addition, $32.0 million of trailer leases expired in the year ended December 31, 2010.

Working Capital

As of December 31, 2011 and 2010, we had a working capital surplus of $349.3 million and $186.1 million, respectively. The increase is primarily a result of the $47.2 million increase in accounts receivable due to the increase in revenues, the $66.1 million increase in our current deferred income tax assets and the $21.7 million increase in combined unrestricted and restricted cash and cash equivalents from the increase in operating income from 2010 to 2011. Additionally, our issuance of additional Class A common stock in January 2011 pursuant to the underwriters’ over-allotment option, as discussed in Note 3 to the consolidated financial statements, contributed to the working capital improvements as we used $10.7 million of the proceeds to pay down the current portion of our first lien term loan during the first quarter of 2011, while the remainder was applied to non-current obligations.

Material Debt Agreements

Overview

As of December 31, 2011, we had the following material debt agreements:

•	senior secured credit facility consisting of a term loan due December 2016, and a revolving line of credit due December 2015 (none drawn);

•	senior second priority secured notes due November 2018;

•	fixed rate notes due May 2017;

•	2011 RSA due June 2014; and

•	other secured indebtedness and capital lease agreements.

The amounts outstanding under such agreements and other debt instruments were as follows as of December 31, 2011 and 2011:

	September 30,	September 30,
	December 31, 2011	December 31, 2010
	(In thousands)
Senior secured first lien term loan due December 2016, net of $8,855 and $10,649 OID as of December 31, 2011 and 2010, respectively	$925,534	$1,059,351
Senior second priority secured notes due November 15, 2018, net of $8,702 and $9,965 OID as of December 31, 2011 and 2010, respectively	491,298	490,035
Floating rate notes due May 15, 2015	—	11,000
Fixed rate notes due May 15, 2017	15,638	15,638
2011 RSA	180,000	—
2008 RSA	—	171,500
Other secured debt and capital leases	156,973	198,076

Total long-term debt and capital leases	$1,769,443	$1,945,600
Less: current portion	59,339	66,070

Long-term debt and capital leases, less current portion	$1,710,104	$1,879,530

The majority of currently outstanding debt was issued in December 2010 to refinance debt associated with our acquisition of Swift Transportation Co. in May 2007, a going private transaction under SEC rules. The debt outstanding at December 31, 2011 primarily consists of proceeds from a first lien term loan pursuant to a senior secured credit facility with a group of lenders with a face value of $934.4 million at December 31, 2011, net of unamortized original issue discount of $8.9 million, and proceeds from the offering of $500.0 million face value of senior second priority secured notes, net of unamortized original issue discount of $8.7 million at December 31, 2011. The proceeds were used, together with the $766.0 million of proceeds from the Company’s stock offering in December 2010 as discussed in Note 3 to the consolidated financial statements in Item 8 of this report, to (a) repay all amounts outstanding under the previous senior secured credit facility, (b) purchase an aggregate amount of $490.0 million of previous senior secured fixed-rate notes and $192.6 million of previous senior secured floating rate notes, (c) pay $66.4 million to our interest rate swap counterparties to terminate the interest rate swap agreements related to our previous floating rate debt, and (d) pay fees and expenses related to the debt issuance and stock offering. The new credit facility and senior notes are secured by substantially all of our assets and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary.

Senior Secured Credit Facility

The credit facility was entered into on December 21, 2010 and consists of a first lien term loan with an original aggregate principal amount of $1.07 billion due December 2016 and a $400 million revolving line of credit due December 2015. As of December 31, 2011, the principal outstanding under the first lien term loan was $934.4 million and the unamortized original issue discount was $8.9 million.

We are permitted to make voluntary prepayments on the first lien term loan at any time, without premium or penalty (other than LIBOR breakage and redeployment costs, if applicable). We are required to make mandatory prepayments under the senior secured credit agreement with (1) a percentage of excess cash flow, as defined in the credit agreement (which percentage may decrease over time based on our leverage ratio), (2) net cash proceeds from permitted, non-ordinary course asset sales and from insurance and condemnation events (subject to a reinvestment period and certain agreed exceptions), (3) net cash proceeds from certain issuances of indebtedness (subject to certain agreed exceptions), and (4) a percentage of net cash proceeds from the issuance of additional equity interests in the Company or any of its subsidiaries otherwise permitted under the senior secured credit facility (which percentage may decrease over time based on its leverage ratio). All scheduled quarterly principal payments have been satisfied by to the voluntary pre-payments described below.

On January 3, 2012 and September 29, 2011, we made voluntary prepayments of $60 million and $75 million, respectively on our senior secured first lien term loan.

As of December 31, 2011, there were no borrowings under the $400 million revolving line of credit. The unused portion of the revolving line of credit is subject to a commitment fee ranging from 0.50% to 0.75% depending on our consolidated leverage ratio as defined in the credit agreement. The revolving line of credit also includes capacity for letters of credit up to $300 million. As of December 31, 2011, we had outstanding letters of credit under the revolving line of credit primarily for workers’ compensation and self-insurance liability purposes totaling $167.5 million, leaving $232.5 million available under the revolving line of credit. Outstanding letters of credit incur fees of 4.50% per annum.

Borrowings under the senior secured credit facility will bear interest, at our option, at (1) LIBOR corresponding to the period we select, with a minimum LIBOR rate of 1.50% with respect to the senior secured term loan facility (the “LIBOR floor”), plus 4.50%, or (2) a rate equal to the highest of (a) the rate publicly announced by Bank of America, N.A. as its prime rate, (b) the federal funds effective rate plus 0.50%, and (c) the LIBOR rate applicable for an interest period of one month plus 1.00%, or the Base Rate (with a minimum base rate of 2.50% with respect to the senior secured term loan facility), plus 3.50%. Interest on the term loan and outstanding borrowings under the revolving line of credit is payable on the last day of each interest period or on the date of principal prepayment, if any, with respect to LIBOR rate loans, and on the last day of each calendar quarter with respect to base rate loans. As of December 31, 2011, interest accrues at 6.00% (the LIBOR floor plus 4.50%).

The senior secured credit agreement contains certain financial covenants with respect to maximum leverage ratio, minimum consolidated interest coverage ratio, and maximum capital expenditures in addition to customary representations and warranties and customary events of default, including a change of control default. The senior secured credit agreement also contains certain affirmative and negative covenants, including, but not limited to, restrictions, subject to certain exceptions, on incremental indebtedness, asset sales, certain restricted payments, certain incremental investments or advances, transactions with affiliates, engaging in additional business activities, and prepayments of certain other indebtedness. We were in compliance with these covenants at December 31, 2011.

2018 Senior Second Priority Secured Notes

On December 21, 2010, Swift Services Holdings, Inc., our wholly owned subsidiary, completed a private placement of senior second priority secured notes totaling $500 million face value which mature in November 2018 and bear interest at 10.00% (the “2018 senior notes”). We received proceeds of $490 million, net of a $10.0 million original issue discount. Interest on the 2018 senior notes is payable on May 15 and November 15 each year, beginning May 15, 2011.

At any time prior to November 15, 2013, we may redeem up to 35% of the 2018 senior notes at a redemption price of 110.00% of their principal amount plus accrued interest with the net cash proceeds of one or more equity offerings, subject to certain conditions. Other than in conjunction with an equity offering, we may redeem all or a part of the senior notes at any time throughout the term of such notes at various premiums provided for in the indenture governing the 2018 senior notes, which premium shall be not less than 105% of the principal amount of such notes at any time prior to November 15, 2014.

The indenture governing the 2018 senior notes contains covenants that, among other things, limit our ability to incur additional indebtedness or issue certain preferred shares, to pay dividends on, repurchase, or make distributions in respect of capital stock or make other restricted payments, to make certain investments, to sell certain assets, to create liens, enter into sale and leaseback transactions, prepay or defease subordinated debt, to consolidate, merge, sell, or otherwise dispose of all or substantially all assets, and to enter into certain transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture governing the senior notes includes certain events of default including failure to pay principal and interest on the senior notes, failure to comply with covenants, certain bankruptcy, insolvency, or reorganization events, the unenforceability, invalidity, denial, or disaffirmation of the guarantees and default in the performance of the security agreements, or any other event that adversely affects the enforceability, validity, perfection, or priority of such liens on a material portion of the collateral underlying the senior notes. We were in compliance with these covenants at December 31, 2011.

Fixed and Floating-Rate Notes

On May 10, 2007, we completed a private placement of second-priority senior secured notes associated with the acquisition of Swift Transportation Co. totaling $835.0 million, which consisted of: $240 million aggregate principal amount second-priority senior secured floating rate notes due May 15, 2015, and $595 million aggregate principal amount of 12.50% second-priority senior secured fixed rate notes due May 15, 2017.

In conjunction with our IPO and refinancing transactions in December 2010, we undertook a tender offer and consent solicitation process which resulted in us redeeming and cancelling $192.6 million aggregate principal amount of the second-priority senior secured floating rate notes and $490.0 million aggregate principal amount of the second-priority senior secured fixed rate notes and the elimination of substantially all covenants, guarantees, and claims to collateral from the indentures and related documents governing the remaining notes. Consequently, the remaining fixed and floating rate notes no longer carry a second-priority senior secured status.

In August 2011, we completed our call of the remaining $11.0 million face value of floating rate notes due 2017, at par. As of December 31, 2011, there was $15.6 million outstanding of 12.50% fixed rate notes due May 15, 2017. We were in compliance with the covenants in the indenture governing the fixed rate notes at December 31, 2011

Interest on the 12.50% fixed rate notes is payable on May 15 and November 15. We may redeem any of the remaining fixed rate notes on or after May 15, 2012 at an initial redemption price of 106.25% of their principal amount and accrued interest. In January 2012, we redeemed $400,000 of the 12.5% fixed rate notes at a redemption price of 105%.

2011 RSA

On June 8, 2011, we through Swift Receivables Company II, LLC (“SRCII”), a wholly-owned bankruptcy-remote special purpose subsidiary, entered into a receivables sale agreement with unrelated financial entities (the “Purchasers”) to replace our prior accounts receivable sale facility and to sell, on a revolving basis, undivided interests in our consolidated accounts receivable. The 2011 RSA provides for up to $275 million initially in borrowing capacity, subject to eligible receivables and reserve requirements, secured by the receivables and terminates on June 8, 2014. Outstanding balances under the 2011 RSA accrue program fees generally at commercial paper rates plus 125 basis points and unused capacity is subject to an unused commitment fee of 40 basis points.

Additionally, on June 8, 2011, in connection with the entry into the 2011 RSA, we terminated the 2008 RSA. The maximum amount available under the 2008 RSA was $210 million and the final maturity date was July 30, 2013. Outstanding balances under the 2008 RSA accrued interest at a yield of LIBOR plus 300 basis points or Prime plus 200 basis points, at our discretion and was subject to an unused commitment fee ranging from 25 to 50 basis points, depending on the aggregate unused commitment of the 2008 RSA. The 2011 RSA benefits the Company, as compared to the 2008 RSA, by increasing its borrowing capacity by $65 million and reducing the interest rate on amounts drawn by approximately 175 basis points. As of December 31, 2011, the outstanding borrowing under the 2011 RSA was $180.0 million against a total available borrowing base of $249.8 million, leaving $69.8 million available. Refer to Note 10 to the consolidated financial statements included in Item 8 of this report for a further discussion of our securitization facility.

Pursuant to the 2011 RSA, collections on the underlying receivables by us are held for the benefit of SRCII and the lenders in the facility and are unavailable to satisfy claims of the Company and its subsidiaries. The 2011 RSA contains certain restrictions and provisions (including cross-default provisions to our other debt agreements) which, if not met, could restrict our ability to borrow against future eligible receivables. The inability to borrow against additional receivables would reduce liquidity as the daily proceeds from collections on the receivables levered prior to termination are remitted to the lenders, with no further reinvestment of these funds by the lenders into us.

Off-Balance Sheet Arrangements

Operating leases

We lease approximately 4,400 tractors under operating leases. Operating leases have been an important source of financing for our revenue equipment. Tractors held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such tractors are reflected in our consolidated statements of operations in the line item “Rental expense.” Our revenue equipment rental expense was $78.7 million in the year ended December 31, 2011, compared with $73.6 million in the year ended December 31 2010. The total amount of remaining payments under operating leases as of December 31, 2011, was approximately $241 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of December 31, 2011, the maximum possible payment under the residual value guarantees was approximately $19.3 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
		Payments Due By Period(7)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations, including OID of $17,557	$1,458,303	$6,678	$1,598	$934,389	$515,638
2011 RSA (1)	180,000	—	180,000	—	—
Capital lease obligations(2)	148,697	52,661	90,266	5,770	—
Interest obligations(3)	660,643	119,904	227,074	214,768	98,897
Operating lease obligations(4)	240,870	89,167	124,038	27,665	—
Interest rate swaps (5)	11,614	—	6,873	4,741	—
Purchase obligations(6)	869,606	711,430	158,176	—	—

Total contractual obligations	$3,569,733	$979,840	$788,025	$1,187,333	$614,535

(1)	Represents borrowings owed at December 31, 2011. The total borrowing of $180.0 million consists of multiple amounts, the interest on each varies.

(2)

Represents principal payments owed at December 31, 2011. The borrowing consists of capital leases with finance companies, with fixed borrowing amounts and fixed interest rates, as set forth on each applicable lease schedule. Accordingly, interest on each lease varies between schedules.

(3)

Represents interest obligations on long-term debt, 2011 RSA, and capital lease obligations and excludes fees and accretion of OID. For variable rate debt, the interest rate in effect as of December 31, 2011, was utilized. The table assumes long-term debt and the 2011 RSA are held to maturity.

(4)

Represents future monthly rental payment obligations, which include an interest element, under operating leases for tractors, trailers, chassis, and facilities. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. These leases generally run for a period of three to five years for tractors and five to seven years for trailers. We also have guarantee obligations of residual values under certain operating leases, which obligations are not included in the amounts presented. Upon termination of these leases, we would be responsible for the excess of the guarantee amount above the fair market value of the equipment, if any. As of December 31, 2011, the maximum potential amount of future payments we could be required to make under these guarantees is $19.3 million.

(5)	Amounts presented for interest rate swap payments are undiscounted and represent payments projected on LIBOR forward rates as of December 31, 2011.

(6)

Represents purchase obligations for revenue equipment, fuel, and facilities of which a significant portion is expected to be financed with operating and capital leases to the extent available. We generally have the option to cancel tractor purchase orders with 60 to 90 days’ notice. As of December 31, 2011, approximately 10% of this amount had become non-cancelable.

(7)	Deferred taxes and long-term portion of claims accruals are excluded from other long-term liabilities in the table above.

Inflation

Inflation can have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increased. However, with the exception of fuel, the effect of inflation has been minor over the past three years. Our average fuel cost per gallon increased 32.3% between 2010 and 2011 and 20.3% between 2009 and 2010. Historically, the majority of the increase in fuel costs has been passed on to our customers through a corresponding increase in fuel surcharge revenue, making the impact of the increased fuel costs on our operating results less severe. If fuel costs escalate and we are unable to recover these costs timely with effective fuel surcharges, it would have an adverse effect on our operation and profitability.

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

Claims accruals

We are self-insured for a portion of our liability, workers’ compensation, property damage, cargo damage, and employee medical expense risk. This self-insurance results from buying insurance coverage that applies in excess of a retained portion of risk for each respective line of coverage. Each reporting period, we accrue the cost of the uninsured portion of pending claims. These accruals are estimated based on our evaluation of the nature and severity of individual claims and an estimate of future claims development based upon historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. Actual settlement of the self-insured claim liabilities could differ from our estimates due to a number of uncertainties, including evaluation of severity, legal cost, and claims that have been incurred but not reported as well as the inherent uncertainties of litigation. If claims development factors that are based upon historical experience had increased by 10%, our claims accrual as of December 31, 2011 would have potentially increased by $11.2 million.

Goodwill

We have recorded goodwill, which primarily arose from the partial acquisition of Swift Transportation. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with Topic 350, “Intangibles—Goodwill and Other,” we test goodwill for potential impairment annually as of November 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. The objective of this ASU is to simplify how entities test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test described in Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted and was elected by the Company for its annual goodwill impairment assessment in the fourth quarter of 2011. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying value amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Topic 805, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

For our test of goodwill for impairment as of November 30, 2011, we evaluated the qualitative factors prescribed in Topic 350 and as amended by ASU No. 2011-08 to determine whether to perform the two-step quantitative goodwill impairment test. Our test of goodwill by assessing qualitative factors requires judgment, including the identification of reporting units and evaluating macroeconomic conditions, industry and market conditions, cost factors and entity-specific events, including overall financial performance and changes within our share price. In evaluating these qualitative factors as of November 30, 2011, we determined that it was more likely than not that the fair value of our reporting units exceeded the carrying amount and that it was not necessary to perform the two-step quantitative goodwill impairment test.

For our goodwill impairment test as of November 30, 2010 and 2009, we evaluated goodwill for impairment using the two-step process previous prescribed in Topic 350. Our test of goodwill and indefinite-lived intangible assets requires judgment, including the identification of reporting units, assigning assets (including goodwill) and liabilities to reporting units, assessing qualitative factors and determining the fair value of each reporting unit. For determining the fair values as of November 30, 2010 and 2009, we used a combination of comparative valuation multiples of publicly traded companies and discounted cash flow models. The discounted cash flow model included several significant assumptions, including estimating future cash flows and determining appropriate discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Our evaluations as of November 30, 2011, 2010 and 2009 produced no indication of impairment of goodwill or indefinite-lived intangible assets. Based on our analysis, none of our reporting units was at risk of failing step one of the test.

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

Depreciation and amortization

Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of 5 to 40 years for facilities and improvements, 3 to 20 years for revenue and service equipment, and 3 to 5 years for software, furniture, and office equipment.

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

Impairments of long-lived assets

We evaluate our long-lived assets, including property and equipment, and certain intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Topic 360, “Property, Plant, and Equipment” and Topic 350, respectively. If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary.

For the year ended December 31, 2011, we recorded no impairment charges related to long-lived assets.

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

Taxes

Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations. Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income. To the extent we believe the likelihood of recovery is not sufficient, a valuation allowance is established for the amount determined not to be realizable. We have recorded a valuation allowance of $69 thousand at December 31, 2011, reflecting net operating loss carryforwards that we expect will expire before they can be utilized. All other deferred tax assets are considered more likely than not to be realized as they are expected to be utilized by the reversal of the existing deferred tax liabilities and continued profitability in future periods. U.S. income and foreign withholding taxes have not been provided on approximately $5.5 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the U.S. As the Company intends to reinvest these earnings indefinitely outside the U.S., it is not required to provide U.S. income taxes on them until they are repatriated in the form of dividends or otherwise.

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

We are liable for residual value guarantees in connection with certain of our operating leases of certain revenue equipment. If we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value up to a maximum shortfall per unit. For substantially all of these tractors, we have residual value agreements from manufacturers at amounts equal to our residual obligation to the lessors. For all other equipment (or to the extent we believe any manufacturer will refuse or be unable to meet its obligation), we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases. The estimated values at lease termination involve management judgments. As of December 31, 2011, the maximum potential amount of future payments we would be required to make under these guarantees is $19.3 million. In addition, as leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives. The Company leases various revenue equipment and terminal facilities under operating leases. At December 31, 2011, the future minimum lease payments under noncancelable operating leases were as follows (in thousands):

September 30,
Total
Years Ending December 31,
2012	89,167
2013	69,991
2014	54,047
2015	27,434
2016	231
Thereafter	—

Total minimum lease payments	$240,870

Future minimum lease payments used in determining lease classification represent the minimum rental payments called for over the lease term, inclusive of residual value guarantees and amounts that would be required to be paid, if any, by the Company upon default for leases containing subjective acceleration or cross default clauses.

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

Accounting Standards Not Yet Adopted

The FASB has issued Accounting Standards Updates (“ASU”) to the Accounting Standards Codification (“ASC”) for which the required implementation dates have not yet become effective as of December 31, 2011. Note 2 to the consolidated financial statements included in this report under Item 8 includes discussion of accounting standards not yet adopted by the Company under the caption “Recent accounting pronouncements” and is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have interest rate exposure arising from our senior secured credit facility, 2011 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan is mitigated due a 1.50% LIBOR floor on our senior secured credit facility. We manage interest rate exposure through a mix of variable rate debt, fixed rate notes and lease financing and $350 million notional amount of forward-starting interest rate swaps (weighted average rate of 3.09% before applicable margin). There are no leverage options or prepayment features for the interest rate swaps. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $1.9 million considering the effect of the LIBOR floor on the senior secured credit facility and excluding the effect of the interest rate swaps which do not take effect until January 2013.

We have commodity exposure with respect to fuel used in company-owned tractors. Further increases in fuel prices will continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, rose from an average of $2.99 per gallon for the year ended December 31, 2010 to an average of $3.84 per gallon for the year ended December 31, 2011. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009, together with related notes and the report of KPMG LLP, independent auditors, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Swift Transportation Company:

We have audited the accompanying consolidated balance sheets of Swift Transportation Company and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swift Transportation Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 10 to the consolidated financial statements, the Company adopted on January 1, 2010 the provisions of Accounting Standards Update No. 2009-16, Accounting Transfers of Financial Assets, included in FASB ASC Topic 860, Transfers and Servicing.

/s/ KPMG LLP

Phoenix, Arizona

February 27, 2012

FINANCIAL STATEMENTS

Swift Transportation Company and Subsidiaries

Consolidated balance sheets

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$82,084	$47,494
Restricted cash	71,724	84,568
Accounts receivable, net	324,035	276,879
Equipment sales receivable	5,500	—
Income tax refund receivable	1,881	5,059
Inventories and supplies	17,441	9,882
Assets held for sale	13,571	8,862
Prepaid taxes, licenses, insurance and other	46,559	40,709
Deferred income taxes	96,885	30,741
Current portion of notes receivable	6,455	8,122

Total current assets	666,135	512,316

Property and equipment, at cost:
Revenue and service equipment	1,674,452	1,600,025
Land	133,711	141,474
Facilities and improvements	229,420	224,976
Furniture and office equipment	41,183	33,660

Total property and equipment	2,078,766	2,000,135
Less: accumulated depreciation and amortization	778,769	660,497

Net property and equipment	1,299,997	1,339,638
Insurance claims receivable	—	34,892
Other assets	68,791	59,049
Intangible assets, net	350,486	368,744
Goodwill	253,256	253,256

Total assets	$2,638,665	$2,567,895

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$81,688	$90,220
Accrued liabilities	101,327	80,455
Current portion of claims accruals	73,266	86,553
Current portion of long-term debt and obligations under capital leases	59,339	66,070
Fair value of guarantees	1,195	2,886

Total current liabilities	316,815	326,184

Long-term debt and obligations under capital leases	1,530,104	1,708,030
Claims accruals, less current portion	96,277	135,596
Fair value of interest rate swaps, less current portion	10,061	—
Deferred income taxes	415,088	303,549
Securitization of accounts receivable	180,000	171,500
Other liabilities	4,131	6,207

Total liabilities	2,552,476	2,651,066

Commitments and contingencies (notes 15 and 16)
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; Authorized 1,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 85,935,116 and 73,300,00 shares issued and outstanding at December 31, 2011 and 2010, respectively	859	733
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 53,563,460 and 60,116,713 shares issued and outstanding at December 31, 2011 and 2010, respectively	536	601
Additional paid-in capital	891,899	822,140
Accumulated deficit	(796,121)	(886,671)
Accumulated other comprehensive loss	(11,186)	(20,076)
Noncontrolling interest	202	102

Total stockholders’ equity (deficit)	86,189	(83,171)

Total liabilities and stockholders’ equity (deficit)	$2,638,665	$2,567,895

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated statements of operations

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Operating revenue	$3,333,908	$2,929,723	$2,571,353

Operating expenses:
Salaries, wages and employee benefits	789,888	763,962	728,784
Operating supplies and expenses	238,206	217,965	209,945
Fuel	631,552	468,504	385,513
Purchased transportation	889,432	771,333	620,312
Rental expense	81,841	76,540	79,833
Insurance and claims	95,077	87,411	81,332
Depreciation and amortization of property and equipment	204,173	206,279	230,339
Amortization of intangibles	18,258	20,472	23,192
Impairments	—	1,274	515
Gain on disposal of property and equipment	(8,474)	(8,287)	(2,244)
Communication and utilities	25,999	25,027	24,595
Operating taxes and licenses	61,943	56,188	57,236

Total operating expenses	3,027,895	2,686,668	2,439,352

Operating income	306,013	243,055	132,001

Other (income) expenses:
Interest expense	145,973	251,129	200,512
Derivative interest expense	15,057	70,399	55,634
Interest income	(1,900)	(1,379)	(1,814)
Loss on debt extinguishment	—	95,461	—
Other	(1,949)	(3,710)	(13,336)

Total other (income) expenses, net	157,181	411,900	240,996

Income (loss) before income taxes	148,832	(168,845)	(108,995)
Income tax expense (benefit)	58,282	(43,432)	326,650

Net income (loss)	$90,550	$(125,413)	$(435,645)

Basic earnings (loss) per share	$0.65	$(1.98)	$(7.25)

Diluted earnings (loss) per share	$0.65	$(1.98)	$(7.25)

Shares used in per share calculation
Basic	139,155	63,339	60,117
Diluted	139,663	63,339	60,117
Pro forma C corporation data:
Historical loss before income taxes	N/A	N/A	$(108,995)
Pro forma provision (benefit) for income taxes (unaudited)	N/A	N/A	5,693

Pro forma net loss (unaudited)	N/A	N/A	$(114,688)

Pro forma basic and diluted loss per share (unaudited)	N/A	N/A	$(1.91)

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated statements of comprehensive income (loss)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net income (loss)	$90,550	$(125,413)	$(435,645)
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax	(6,167)	—	—
Accumulated losses on derivatives reclassified to income, net of tax	15,057	33,938	(22,799)

Total other comprehensive income (loss)
Comprehensive income (loss)	$99,440	$(91,475)	$(458,444)

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated statements of stockholders’ equity (deficit)

	Class A		Class B					Accumulated
	Common Stock		Common Stock		Additional		Stockholder	Other		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Loans Receivable	Comprehensive Loss	Noncontrolling Interest	Stockholders’ Equity (Deficit)
	(in thousands, except share data)
Balances, December 31, 2008	—	—	60,116,713	60	456,822	(307,908)	(562,054)	(31,215)	102	(444,193)
Interest accrued on stockholder loan and dividends distributed					19,768	(16,383)	(3,385)			—
Interest accrued and proceeds from repayment of related party note receivable					130		326			456
Other comprehensive loss								(22,799)		(22,799)
Reduction of stockholder loan (see Note 17)					(94,000)		94,000			—
Cancellation of floating rate notes (see Note 12)					36,400					36,400
Net loss						(435,645)				(435,645)

Balances, December 31, 2009	—	—	60,116,713	60	419,120	(759,936)	(471,113)	(54,014)	102	(865,781)

Conversion of predecessor common stock into Class B common stock				541	(541)					—
Issuance of Class A common stock for cash, net of fees and expenses of issuance	73,300,000	733			762,021					762,754
Interest accrued on stockholder loan					6,193		(6,193)			—
Interest accrued and proceeds from repayment of related party note receivable					103		315			418
Other comprehensive income								33,938		33,938
Cancellation of stockholder loan (see Note 17)					(475,578)		475,578			—
Cancellation of stockholder loan from affiliate (see Note 17)					(1,413)		1,413			—
Cancellation of fixed rate notes (see Note 12)					89,352					89,352
Tax distribution on behalf of stockholders (see Note 20)						(1,322)				(1,322)
Non-cash equity compensation					22,883					22,883
Net loss						(125,413)				(125,413)

Balances, December 31, 2010	73,300,000	$733	60,116,713	$601	$822,140	$(886,671)	$—	$(20,076)	$102	$(83,171)

Issuance of Class A common stock for cash, net of fees and expenses of issuance	6,050,000	61			62,933					62,994
Grant of restricted Class A common stock	9,344				140					140
Exercise of stock options and tax deficiency	22,519				41					41
Conversion of Class B common stock to Class A common stock (see Note 1)	6,553,253	65	(6,553,253)	(65)						—
Other comprehensive income								8,890		8,890
Non-cash equity compensation					6,645					6,645
Sale of interest in captive insurance subsidiary.									100	100
Net income						90,550				90,550

Balances, December 31, 2011	85,935,116	$859	53,563,460	$536	$891,899	$(796,121)	$—	$(11,186)	$202	$86,189

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated statements of cash flows

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$90,550	$(125,413)	$(435,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	222,431	226,751	253,531
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	22,607	13,401	10,080
Gain on disposal of property and equipment less write-off of totaled tractors	(6,389)	(7,310)	(728)
Impairment of goodwill, property and equipment and note receivable and write-off of investment	—	1,274	515
Gain on securitization	—	—	(507)
Deferred income taxes	49,291	(61,964)	310,269
(Reduction of) provision for allowance for losses on accounts receivable	(439)	(491)	4,477
Income effect of mark-to-market adjustment of interest rate swaps	—	24,502	7,933
Non-cash equity compensation	6,785	22,883	—
Loss on debt extinguishment	—	95,461	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(46,717)	(26,566)	6,599
Inventories and supplies	(7,559)	311	(26)
Prepaid expenses and other current assets	4,111	(1,968)	5,429
Other assets	(11,604)	18,593	1,400
Interest rate swap liability	—	(66,350)	—
Accounts payable, accrued and other liabilities	830	(54,675)	(47,992)

Net cash provided by operating activities	323,897	58,439	115,335

Cash flows from investing activities:
Decrease (increase) in restricted cash	12,844	(59,699)	(6,430)
Proceeds from sale of property and equipment	67,108	38,527	69,773
Capital expenditures	(239,575)	(164,634)	(71,265)
Payments received on notes receivable	7,334	6,285	6,462
Expenditures on assets held for sale	(8,965)	(4,478)	(9,060)
Payments received on assets held for sale	11,018	5,230	4,442
Payments received on equipment sale receivables	—	248	4,951

Net cash used in investing activities	(150,236)	(178,521)	(1,127)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	62,994	764,284	—
Repayment of long-term debt and capital leases	(206,692)	(49,766)	(30,820)
Borrowings under accounts receivable securitization	263,000	213,000	—
Repayment of accounts receivable securitization	(254,500)	(189,500)	—
Payment of deferred loan costs	(3,914)	(18,497)	(19,694)
Proceeds from exercise of stock options	247	—	—
Income tax benefit from exercise of stock options	(206)	—	—
Proceeds from long-term debt	—	1,059,300	—
Proceeds from issuance of senior notes	—	490,000	—
Payoff of term loan	—	(1,488,430)	—

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Repurchase of fixed rate notes	—	(490,010)	—
Repurchase of floating rate notes	—	(192,600)	—
Payment of fees and costs on note tender offer	—	(45,163)	—
Payments received on stockholder loan from affiliate	—	418	456
Repayment of short-term notes payable	—	—	(6,204)
Tax distributions on behalf of stockholders	—	(1,322)	—
Distributions to stockholders	—	—	(16,383)
Interest payments received on stockholder loan receivable	—	—	16,383

Net cash (used in) provided by financing activities	(139,071)	51,714	(56,262)

Net increase (decrease) in cash and cash equivalents	34,590	(68,368)	57,946

Cash and cash equivalents at beginning of period	47,494	115,862	57,916
Cash and cash equivalents at end of period	$82,084	$47,494	$115,862

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$119,963	$326,660	$216,248

Income taxes	$9,669	$32,429	$6,001

Supplemental schedule of:
Non-cash investing activities:
Equipment sales receivables	$5,500	$—	$208

Equipment purchase accrual	$2,373	$11,494	$7,963

Notes receivable from sale of assets	$4,283	$11,476	$6,230

Non-cash financing activities:
Re-recognition of securitized accounts receivable	$—	$148,000	$—

Capital lease additions	$10,593	$66,551	$36,819

Note payable from purchase of revenue equipment	$1,601	$—	$—

Insurance premium notes payable	$6,784	$—	$6,205

Effective portion of change in interest rate swap, net of tax	$6,166	$—	$—

Deferred operating lease payment notes payable	$—	$—	$2,877

Cancellation of senior notes	$—	$89,352	$36,400

Cancellation of stockholder loan	$—	$475,578	$94,000

Paid-in-kind interest on stockholder loan	$—	$6,193	$3,385

Accrued deferred loan costs and stock issuance costs	$—	$4,185	$—

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

On December 15, 2011, Cactus Holding Company II, LLC, an entity controlled by Mr. Moyes, converted 6,553,253 shares of Class B common stock into 6,553,253 shares of Class A common stock on a one-for-one basis. The shares were converted in connection with a pledge of securities to support a personal loan arrangement entered into by Cactus Holding Company II, LLC and related to Mr. Moyes.

(2) Summary of significant accounting policies

Description of business

Swift Transportation Company is the holding company for Swift Transportation Co., LLC (a Delaware limited liability company formerly Swift Transportation Co., Inc., a Nevada corporation) and its subsidiaries (collectively, “Swift Transportation Co.”), a truckload carrier headquartered in Phoenix, Arizona, and Interstate Equipment Leasing, LLC (“IEL”) (all the foregoing being, collectively, “Swift” or the “Company”). The Company operates predominantly in one industry, road transportation, throughout the continental United States and Mexico and thus has only one reportable segment. At December 31, 2011, the Company operated a national terminal network and a tractor fleet of approximately 15,900 units comprised of 11,900 tractors driven by company drivers and 4,000 owner-operator tractors, a fleet of 50,600 trailers, and 6,200 intermodal containers.

In the opinion of management, the accompanying financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) include all adjustments necessary for the fair presentation of the periods presented. Management has evaluated the effect on the Company’s reported financial condition and results of operations of events subsequent to December 31, 2011 through the issuance of the financial statements.

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

Restricted cash

The Company’s wholly-owned captive insurance companies, Red Rock Risk Retention Group, Inc. (“Red Rock”) and Mohave Transportation Insurance Company (“Mohave”), maintain certain operating bank accounts, working trust accounts and certificates of deposit. The cash and cash equivalents within the accounts will be used to reimburse the insurance claim losses paid by the captive insurance companies and are restricted by the insurance regulators. Therefore, these cash and cash equivalents have been classified as restricted cash. As of December 31, 2011 and 2010, cash and cash equivalents held within the accounts was $71.7 million and $84.6 million, respectively.

Inventories and supplies

Inventories and supplies consist primarily of spare parts, tires, fuel and supplies and are stated at lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

Property and equipment

Property and equipment are stated at cost. Costs to construct significant assets include capitalized interest incurred during the construction and development period. Expenditures for replacements and betterments are capitalized; maintenance and repair expenditures are charged to expense as incurred. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of 5 to 40 years for facilities and improvements, 3 to 20 years for revenue and service equipment and 3 to 5 years for furniture and office equipment. For the years ended December 31, 2011, 2010, and 2009 net gains on the disposal of property and equipment were $8.5 million, $8.3 million and $2.2 million, respectively.

Tires on revenue equipment purchased are capitalized as a component of the related equipment cost when the vehicle is placed in service and depreciated over the life of the vehicle. Replacement tires are classified as inventory and charged to expense when placed in service.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. The Company reviews goodwill for impairment at least annually as of November 30 in accordance with the provisions of Topic 350, “Intangibles—Goodwill and Other.” In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. The objective of this ASU is to simplify how entities test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test described in Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted and was elected by the Company for its annual goodwill impairment assessment in the fourth quarter of 2011. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying value amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Topic 805, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The test of goodwill and indefinite-lived intangible assets requires judgment, including the identification of reporting units, assigning assets (including goodwill) and liabilities to reporting units and determining the fair value of each reporting unit. Fair value of the reporting unit is determined using a combination of comparative valuation multiples of publicly traded companies, internal transaction methods, and discounted cash flow models to estimate the fair value of reporting units, which included several significant assumptions, including estimating future cash flows, determining appropriate discount rates, and other assumptions the Company believed reasonable under the circumstances. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company has the following four reporting units at December 31, 2011: U.S. freight transportation, Mexico freight transportation, IEL, and captive insurance. The U.S. and Mexico freight transportation reporting units are the only ones to which goodwill has been allocated, reflecting a balance of $247.0 million and $6.3 million, respectively, as of December 31, 2011. Refer to Note 27 for a discussion of the results of our annual evaluations as of November 30, 2011, 2010 and 2009.

Claims accruals

The Company is self-insured for a portion of its auto liability, workers’ compensation, property damage, cargo damage, and employee medical expense risk. This self-insurance results from buying insurance coverage that applies in excess of a retained portion of risk for each respective line of coverage. The Company accrues for the cost of the uninsured portion of pending claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical claims development trends. Actual settlement of the self-insured claim liabilities could differ from management’s estimates due to a number of uncertainties, including evaluation of severity, legal costs, and claims that have been incurred but not reported as well as the inherent uncertainties of litigation.

Fair value measurements

On January 1, 2008, the Company adopted the provisions of Topic 820, “Fair Value Measurements and Disclosures,” for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements (Note 25).

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

Stock compensation plans

The Company adopted Topic 718, “Compensation—Stock Compensation,” using the modified prospective method. This Topic requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements upon a grant-date fair value of an award. See Note 19 for additional information relating to the Company’s stock compensation plan.

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

As discussed in Note 21, in conjunction with Consent and Amendment No. 2 to Credit Agreement, dated October 7, 2009 (the “Second Amendment”), the Company revoked its election to be taxed as a subchapter S corporation and, beginning October 10, 2009, is again being taxed as a subchapter C corporation. Under subchapter C, the Company is liable for federal and state corporate income taxes on its taxable income. As a result of this conversion, the Company recorded approximately $325 million of income tax expense on October 10, 2009, primarily in recognition of its deferred tax assets and liabilities as a subchapter C corporation.

In April 2010, substantially all of the Company’s domestic subsidiaries were converted from corporations to limited liability companies. The subsidiaries not converted include the Company’s foreign subsidiaries, captive insurance companies and certain dormant subsidiaries that were dissolved and liquidated.

Pro forma information (unaudited)

As discussed above, the Company was taxed under the Internal Revenue Code as a subchapter S corporation until its conversion to a subchapter C corporation effective October 10, 2009. For comparative purposes, a pro forma income tax provision for corporate income taxes has been calculated and presented with the statement of operations as if the Company had been taxed as a subchapter C corporation for the year ended December 31, 2009 when the Company’s subchapter S election was in effect.

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

Recent accounting pronouncements

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU was issued concurrently with International Financial Reporting Standards (“IFRS”) 13, Fair Value Measurements (IFRS 13), and amends Topic 820 to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU No. 2011-04 is effective for the Company’s interim and annual periods prospectively beginning January 1, 2012. Early adoption is not permitted for the Company. In the period of adoption, the Company will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The Company does not expect the adoption of this statement to have a material impact on the amounts and disclosures in its consolidated financial statements.

(3) Initial public offering

In December 2010, the Company completed an initial public offering of 73.3 million shares of its Class A common stock at $11.00 per share and received proceeds of $766.0 million net of underwriting discounts and commissions and before expenses of such issuance. The proceeds were used, together with the $1.06 billion of proceeds from the Company’s issuance of a senior secured term loan and $490 million of proceeds from the private placement of senior second priority secured notes in December 2010 as discussed in Note 12, to (a) repay all amounts outstanding under the previous senior secured credit facility, (b) purchase an aggregate amount of $490.0 million of prior senior secured fixed-rate notes and $192.6 million of prior senior secured floating rate notes, (c) pay $66.4 million to the Company’s interest rate swap counterparties to terminate the interest rate swap agreements related to our existing floating rate debt, and (d) pay fees and expenses related to the debt issuance and stock offering.

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

(4) Accounts receivable

Accounts receivable as of December 31, 2011 and 2010 were (in thousands):

	September 30,	September 30,
	2011	2010
Trade customers	$308,552	$266,109
Equipment manufacturers	6,334	7,674
Other	15,234	9,710

	330,120	283,493
Less allowance for doubtful accounts	6,085	6,614

Accounts receivable, net	$324,035	$276,879

The schedule of allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Beginning balance	$6,614	$549	$656
Provision (Reversal)	(439)	(491)	4,477
Recoveries	553	140	11
Write-offs	(643)	(976)	(4,464)
Retained interest adjustment	—	7,392	(131)

Ending balance	$6,085	$6,614	$549

See Note 10 for a discussion of the Company’s accounts receivable securitization program and the related accounting treatment.

(5) Assets held for sale

Assets held for sale as of December 31, 2011 and 2010 were (in thousands):

	September 30,	September 30,
	2011	2010
Land and facilities	$9,958	$3,896
Revenue equipment	3,613	4,966

Assets held for sale	$13,571	$8,862

As of December 31, 2011 and 2010, assets held for sale are stated at the lower of depreciated cost or estimated fair value less estimated selling expenses. The Company expects to sell these assets within the next twelve months.

The increase in assets held for sale during the year ended December 31, 2011 was the result of management identifying, during the third quarter of 2011, a vacant property located north of its Phoenix, Arizona headquarters with a carrying value of $9.7 million as an asset held for sale. This increase was offset by the sale of a property located in Laredo, Texas previously identified as an asset held for sale with a carrying value of $1.2 million.

During the year ended December 31 2010, management undertook an evaluation of the Company’s revenue equipment and concluded that it would be more cost effective to dispose of approximately 2,500 trailers through scrap or sale rather than to maintain them in the operating fleet. These trailers met the requirements for assets held for sale treatment and were reclassified as such, with a related $1.3 million pre-tax impairment charge being recorded during the first quarter of 2010 as discussed in Note 25.

(6) Equity investment—Transplace

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

(7) Notes receivable

Notes receivable are included in current portion of notes receivable and other assets in the accompanying consolidated balance sheets and were comprised of the following as of December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	2011	2010
Notes receivable due from owner-operators, with interest rates at 15%, secured by revenue equipment. Terms range from several months to three years	$7,667	$10,759
Other	309	63

	7,976	10,822
Less current portion	6,455	8,122

Notes receivable, less current portion	$1,521	$2,700

(8) Accrued liabilities

Accrued liabilities as of December 31, 2011 and 2010 were (in thousands):

	September 30,	September 30,
	2011	2010
Employee compensation	$42,361	$37,345
Owner-operator lease purchase reserve	9,451	7,935
Income taxes accrual	2,907	6,214
Accrued owner-operator expenses	5,509	5,921
Deferred revenue	5,818	5,259
Fuel, mileage and property taxes	4,438	4,989
Accrued interest expense	21,106	2,653
Other	9,737	10,139

Accrued liabilities	$101,327	$80,455

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

As of December 31, 2011 and 2010, claims accruals were (in thousands):

	September 30,	September 30,
	2011	2010
Auto and collision liability	$77,451	$120,803
Workers’ compensation liability	66,693	72,767
Owner-operator claims liability	13,444	17,577
Group medical liability	10,037	8,852
Cargo damage liability	1,918	2,150

	169,543	222,149
Less: current portion of claims accrual	73,266	86,553

Claim accruals, less current portion	$96,277	$135,596

As of December 31, 2010, the Company recorded current claims receivable of $520 thousand, which is included in accounts receivable, and the Company recorded noncurrent claims receivable of $34.9 million, which is reported as insurance claims receivable in the accompanying consolidated balance sheets, representing amounts due from insurance companies for coverage in excess of the Company’s self-insured liabilities. The Company has recorded a corresponding claim liability as of December 31, 2010 of $32.7 million, respectively, related to these same claims, which is included in amounts reported in the table above. During 2011, the Company’s insurance carrier settled and paid the claims on behalf of the Company resulting in the reduction in the insurance claims receivable and corresponding insurance claims liability.

(10) Accounts receivable securitization

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

Following the adoption of ASU No. 2009-16, “Accounting for Transfers of Financial Assets (Topic 860),” which was effective for the Company on January 1, 2010, the Company’s 2008 RSA no longer qualified for sale accounting treatment and instead was treated as a secured borrowing. As a result, the previously de-recognized accounts receivable, and corresponding allowance for doubtful accounts, were brought back onto the Company’s balance sheet and the related securitization proceeds were recognized as debt, while the program fees for the facility were reported as interest expense beginning January 1, 2010.

For the year ended December 31, 2011, the Company incurred program fee expenses of $4.1 million, associated with the 2011 RSA and 2008 RSA, which was recorded in interest expense. For the year ended December 31, 2010, the Company incurred program fee expenses of $5.2 million, associated with the 2008 RSA, which was recorded in interest expense. For the year ended December 31, 2009, the Company incurred program fee expense of $5.0 million, and recognized a gain of $0.5 million, excluding the closing fees paid on the 2008 RSA, associated with the sale of trade receivables through the above-described programs, all of which was recorded in other (income) expenses. During the year ended December 31, 2009, credit losses were $4.5 million, which were charged against the allowance for doubtful accounts included in the Company’s retained interest in receivables.

As of December 31, 2011, the outstanding borrowing under the 2011 RSA was $180.0 million against a total available borrowing base of $249.8 million, leaving $69.8 million available. As of December 31, 2010, the outstanding borrowing under the 2008 RSA was $171.5 million against a total available borrowing base of $174.0 million, leaving $2.5 million available.

(11) Fair value of operating lease guarantees

The Company guarantees certain residual values under its operating lease agreements for revenue equipment. At the termination of these operating leases, the Company would be responsible for the excess, if any, of the guarantee amount above the fair market value of the equipment. As of December 31, 2011 and 2010, the Company has recorded a liability for the estimated fair value of the guarantees in the amount of $1.2 million and $2.9 million, respectively. The maximum potential amount of future payments the Company would be required to make under all of these guarantees as of December 31, 2011 is $19.3 million.

(12) Debt and financing transactions

Other than the Company’s accounts receivable securitization as discussed in Note 10 and its outstanding capital lease obligations as discussed in Note 13, the Company had long-term debt outstanding at December 31, 2011 and 2010, respectively, as follows (in thousands):

	September 30,	September 30,
	2011	2010
Senior secured first lien term loan due December 2016, net of $8,855 and $10,649 OID as of December 31, 2011 and 2010, respectively	$925,534	$1,059,351
Senior second priority secured notes due November 15, 2018, net of $8,702 and $9,965 OID as of December 31, 2011 and 2010, respectively	491,298	490,035
Floating rate notes due May 15, 2015	—	11,000
12.50% fixed rate notes due May 15, 2017	15,638	15,638
Other	8,276	3,448

Total long-term debt	1,440,746	1,579,472
Less: current portion	6,678	10,304

Long-term debt, less current portion	$1,434,068	$1,569,168

The aggregate annual maturities of long-term debt as of December 31, 2011 were (in thousands):

September 30,
Years Ending December 31,
2012	6,678
2013	1,109
2014	489
2015	—
2016	934,389
Thereafter	515,638

Long-term debt	$1,458,303

The majority of currently outstanding debt was issued in December 2010 to refinance debt initially incurred in connection with the Company’s acquisition of Swift Transportation Co. in May 2007, a going private transaction under SEC rules. The debt outstanding at December 31, 2011 primarily consists of proceeds from a first lien term loan pursuant to a senior secured credit facility with a group of lenders with a face value of $934.4 million at December 31, 2011, net of unamortized original issue discount of $8.9 million, and proceeds from the offering of $500 million face value of senior second priority secured notes, net of unamortized original issue discount of $8.7 million at December 31, 2011. The proceeds were used, together with the $766.0 million of proceeds from the Company’s stock offering in December 2010 as discussed in Note 3, to (a) repay all amounts outstanding under the previous senior secured credit facility, (b) purchase an aggregate amount of $490.0 million of previous senior secured fixed-rate notes and $192.6 million of previous senior secured floating rate notes, (c) pay $66.4 million to our interest rate swap counterparties to terminate the interest rate swap agreements related to our previous floating rate debt, and (d) pay fees and expenses related to the debt issuance and stock offering. The credit facility and senior notes are secured by substantially all of the assets of the Company, subject to an intercreditor agreement, and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary.

Senior Secured Credit Facility

The credit facility was entered into on December 21, 2010 and consists of a first lien term loan with an original aggregate principal amount of $1.07 billion due December 2016 and a $400 million revolving line of credit due December 2015. As of December 31, 2011, the principal outstanding under the first lien term loan was $934.4 million and the unamortized original issue discount was $8.9 million.

The Company is permitted to make voluntary prepayments at any time, without premium or penalty (other than LIBOR breakage and redeployment costs, if applicable). The Company is required to make mandatory prepayments under the senior secured credit agreement with (1) a percentage of excess cash flow, as defined in the credit agreement (which percentage may decrease over time based on its leverage ratio), (2) net cash proceeds from permitted, non-ordinary course asset sales and from insurance and condemnation events (subject to a reinvestment period and certain agreed exceptions), (3) net cash proceeds from certain issuances of indebtedness (subject to certain agreed exceptions), and (4) a percentage of net cash proceeds from the issuance of additional equity interests in the Company or any of its subsidiaries otherwise permitted under the senior secured credit facility (which percentage may decrease over time based on its leverage ratio). All scheduled quarterly principal payments through maturity have been satisfied as a result of the voluntary pre-payments described below.

On September 29, 2011, the Company made a $75 million voluntary prepayment on its senior secured first lien term loan. Additionally, on January 20, 2011, the Company issued an additional 6,050,000 shares of its Class A common stock to the underwriters of its initial public offering at the initial public offering price of $11.00 per share, less the underwriters’ discount, and received proceeds of $63.2 million, before expenses, pursuant to the over-allotment option in the underwriting agreement. Of these proceeds, $60.0 million were used in January 2011 to pay down the first lien term loan. As a result of these prepayments in September and January, there are no scheduled principal payments remaining on the first lien term loan until its maturity in December 2016.

As of December 31, 2010, there were no borrowings under the $400 million revolving line of credit. The unused portion of the revolving line of credit is subject to a commitment fee ranging from 0.50% to 0.75% depending on the Company’s consolidated leverage ratio as defined in the credit agreement. The revolving line of credit also includes capacity for letters of credit up to $300 million. As of December 31, 2011, the Company had outstanding letters of credit under the revolving line of credit primarily for workers’ compensation and self-insurance liability purposes totaling $167.5 million, leaving $232.5 million available under the revolving line of credit. Outstanding letters of credit incur fees of 4.50% per annum.

Borrowings under the senior secured credit facility will bear interest, at the Company’s option, at (1) LIBOR corresponding to the period the Company selects, with a minimum LIBOR rate of 1.50% with respect to the senior secured term loan facility (the “LIBOR floor”), plus 4.50%, or (2) a rate equal to the highest of (a) the rate publicly announced by Bank of America, N.A. as its prime rate, (b) the federal funds effective rate plus 0.50%, and (c) the LIBOR rate applicable for an interest period of one month plus 1.00%, or the Base Rate (with a minimum base rate of 2.50% with respect to the senior secured term loan facility), plus 3.50%. Interest on the term loan and outstanding borrowings under the revolving line of credit is payable on the last day of each interest period or on the date of principal prepayment, if any, with respect to LIBOR rate loans, and on the last day of each calendar quarter with respect to base rate loans. As of December 31, 2011, interest accrues at 6.00% (the LIBOR floor plus 4.50%).

The senior secured credit agreement contains certain financial covenants with respect to maximum leverage ratio, minimum consolidated interest coverage ratio, and maximum capital expenditures in addition to customary representations and warranties and customary events of default, including a change of control default. The senior secured credit agreement also contains certain affirmative and negative covenants, including, but not limited to, restrictions, subject to certain exceptions, on incremental indebtedness, asset sales, certain restricted payments, certain incremental investments or advances, transactions with affiliates, engaging in additional business activities, and prepayments of certain other indebtedness. The Company was in compliance with these covenants at December 31, 2011.

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

At any time prior to November 15, 2013, the Company may redeem up to 35% of the senior notes at a redemption price of 110.00% of their principal amount plus accrued interest with the net cash proceeds of one or more equity offerings, subject to certain conditions. Other than in conjunction with an equity offering, the Company may redeem all or a part of the senior notes at any time throughout the term of such notes at various premiums provided for in the indenture governing the senior notes, which premium shall be not less than 105% of the principal amount of such notes at any time prior to November 15, 2014.

The indenture governing the senior notes contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness or issue certain preferred shares, to pay dividends on, repurchase, or make distributions in respect of capital stock or make other restricted payments, to make certain investments, to sell certain assets, to create liens, enter into sale and leaseback transactions, prepay or defease subordinated debt, to consolidate, merge, sell, or otherwise dispose of all or substantially all assets, and to enter into certain transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture governing the senior notes includes certain events of default including failure to pay principal and interest on the senior notes, failure to comply with covenants, certain bankruptcy, insolvency, or reorganization events, the unenforceability, invalidity, denial, or disaffirmation of the guarantees and default in the performance of the security agreements, or any other event that adversely affects the enforceability, validity, perfection, or priority of such liens on a material portion of the collateral underlying the senior notes. The Company was in compliance with these covenants at December 31, 2011.

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

In conjunction with the Company’s IPO and refinancing transactions in December 2010, the Company undertook a tender offer and consent solicitation process which resulted in the Company redeeming and cancelling $192.6 million aggregate principal amount of the second-priority senior secured floating rate notes and $490.0 million aggregate principal amount of the second-priority senior secured fixed rate notes and the elimination of substantially all covenants, guarantees, and claims to collateral from the indentures and related documents governing the remaining notes. Consequently, the remaining fixed and floating rate notes no longer carry a second-priority senior secured status.

In August 2011, the Company completed its call of the remaining $11.0 million face value of floating rate notes due 2017, at par.

As of December 31, 2011, there was $15.6 million outstanding of 12.50% fixed rate notes due May 15, 2017. Interest on the 12.50% fixed rate notes is payable on May 15 and November 15. The Company may redeem any of the remaining fixed rate notes on or after May 15, 2012 at an initial redemption price of 106.25% of their principal amount and accrued interest. The Company was in compliance with the covenants in the indenture governing the fixed rate notes at December 31, 2011.

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

Debt Issuance and Extinguishment Costs

Through December 31, 2011, the Company incurred $24.2 million of transaction costs related to the issuance of the senior secured credit facility and senior second priority secured notes, excluding the original issue discounts on the senior secured credit facility and senior second priority secured notes of $10.6 million and $10.0 million, respectively. Such costs were capitalized as deferred loan costs and will be amortized over the terms of the respective debt instruments.

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

The Company incurred $23.9 million of transaction costs in the third and fourth quarters of 2009 related to the second amendment to the Company’s previous senior secured credit facility and related indenture amendments, $19.7 million of which was capitalized as deferred loan costs and $4.2 million of which was expensed to operating supplies and expenses. The determination of the portions capitalized and expensed was based upon the nature of the payment, such as lender costs or third party advisor fees, and the accounting classification for the modification of each agreement under Topic 470-50, “Debt—Modifications and Extinguishments.”

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

As of December 31, 2011 and 2010, the balance of deferred loan costs was $22.3 million and $23.1 million, respectively, and is reported in other assets in the consolidated balance sheets.

(13) Capital leases

The Company leases certain revenue equipment under capital leases. The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. The

Company is obligated to pay the balloon payments at the end of the leased term whether or not it receives the proceeds of the contracted residual values from the respective manufacturers. Certain leases contain renewal or fixed price purchase options. The leases are collateralized by revenue equipment with a cost of $316.2 million and accumulated amortization of $119.0 million at December 31, 2011. The amortization of the revenue equipment under capital leases is included in depreciation and amortization expense.

The following is a schedule of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2011 (in thousands):

September 30,
Years Ending December 31,
2012	62,361
2013	40,103
2014	57,301
2015	2,768
2016	3,189

Total minimum lease payments	165,722
Less: amount representing interest	17,025

Present value of minimum lease payments	148,697
Less: current portion	52,661

Capital lease obligations, long-term	$96,036

(14) Derivative financial instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. The Company’s strategy has generally been to use pay-fixed/receive-variable interest rate swaps to reduce the Company’s aggregate exposure to interest rate risk. Derivative instruments are not entered into for speculative purposes.

In April 2011, as contemplated by the credit facility, the Company entered into two forward-starting interest rate swap agreements with a total notional amount of $350 million. These interest rate swaps take effect in January 2013 and have a maturity date of July 2015. On April 27, 2011 (“designation date”), the Company designated and qualified these interest rate swaps as cash flow hedges. These interest rate swap agreements are highly effective as a hedge of the Company’s variable rate debt. Subsequent to the April 27, 2011 designation date, the effective portion of the changes in fair value of the designated swaps is recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the variable debt affects earnings, which hedged interest accruals do not begin until January 2013. Any ineffective portions of the changes in the fair value of designated interest rate swaps will be recognized directly to earnings as derivative interest expense in the Company’s statements of operations. At December 31, 2011, changes in fair value of the designated interest rate swap agreements totaling $6.2 million, net of tax, were reflected in accumulated OCI. As of December 31, 2011, the Company estimates that none of the unrealized losses included in OCI related to these swaps will be realized and reported in earnings within the next twelve months.

In connection with its previous credit facility, the Company had four interest rate swap agreements in effect at December 31, 2009 with a total notional amount of $1.14 billion. These interest rate swaps had varying maturity dates through August 2012. At October 1, 2007 (“designation date”), the Company designated and qualified these interest rate swaps as cash flow hedges. Subsequent to the October 1, 2007 designation date, the effective portion of the changes in fair value of the designated swaps was recorded in accumulated OCI and was thereafter recognized to derivative interest expense as the interest on the variable debt affected earnings. The ineffective portion of the changes in the fair value of designated interest rate swaps was recognized directly to earnings as derivative interest expense in the Company’s statements of operations.

Prior to the Company’s second amendment to its previous credit facility in October 2009, these interest rate swap agreements had been highly effective as a hedge of the Company’s variable rate debt. However, the implementation of a 2.25% LIBOR floor for the Company’s previous credit facility pursuant to the second amendment effective October 13, 2009, impacted the ongoing accounting treatment for the Company’s remaining interest rate swaps under Topic 815, Derivatives and Hedging. The interest rate swaps no longer qualified as highly effective in offsetting changes in the interest payments on long-term variable rate debt. Consequently, the Company removed the hedging designation and ceased cash flow hedge accounting treatment under Topic 815 for the swaps effective October 1, 2009. As a result, all of the ongoing changes in fair value of the interest rate swaps were recorded as derivative interest expense in earnings following this date whereas the majority of changes in fair value had previously been recorded in OCI under cash flow hedge accounting. The cumulative change in fair value of the swaps which occurred prior to the cessation in hedge accounting remains in accumulated OCI and is amortized to earnings as derivative interest expense in current and future periods as the hedged interest payments affect earnings.

In December 2010, in conjunction with its IPO and debt refinancing transactions the Company terminated its last two remaining interest rate swap agreements and paid $66.4 million to its counterparties to settle the outstanding liabilities. In accordance with Topic 815, the balance of unrealized losses recorded in accumulated OCI on the date of termination is required to remain in accumulated OCI and be amortized to expense through the term of the hedged interest payments, which extends to the original maturity of the swaps in August 2012. At December 31, 2011 and 2010, unrealized losses totaling $5.1 million and $20.2 million after taxes, respectively, were reflected in accumulated OCI, related to terminated swaps, all of which will be realized and reported in earnings by August 2012.

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

The fair value of the interest rate swap liability at December 31, 2011 and 2010 was $10.1 million and $0, respectively. The fair values of the interest rate swaps are based on valuations provided by third parties, derivative pricing models, and credit spreads derived from the trading levels of the Company’s first lien term loan as of December 31, 2011 and 2010. Refer to Note 25 for further discussion of the Company’s fair value methodology.

As of December 31, 2011 and 2010, the Company had no interest rate derivative contracts that were not designated as hedging instruments under Topic 815.

For the year ended December 31, 2011, 2010 and 2009, information about amounts and classification of gains and losses on the Company’s interest rate derivative contracts that were designated as hedging instruments under Topic 815 is as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Amount of loss recognized in OCI on derivatives (effective portion)	$10,061	$—	$(70,500)
Amount of loss reclassified from accumulated OCI into income as “Derivative interest expense” (effective portion)	$(15,057)	$(33,938)	$(47,701)
Amount of gain recognized in income on derivatives as “Derivative interest expense” (ineffective portion)	$—	$—	$3,437

For the year ended December 31, 2011, 2010 and 2009, information about amounts and classification of gains and losses on the Company’s interest rate derivative contracts that were not designated as hedging instruments under Topic 815 is as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Amount of loss recognized in income on derivatives as “Derivative interest expense”	$—	$(36,461)	$(11,370)

(15) Commitments

Operating leases (as lessee)

The Company leases various revenue equipment and terminal facilities under operating leases. At December 31, 2011, the future minimum lease payments under noncancelable operating leases were as follows (in thousands):

September 30,
Total
Years Ending December 31,
2012	89,167
2013	69,991
2014	54,047
2015	27,434
2016	231
Thereafter	—

Total minimum lease payments	$240,870

Future minimum lease payments used in determining lease classification represent the minimum rental payments called for over the lease term, inclusive of residual value guarantees and amounts that would be required to be paid, if any, by the Company upon default for leases containing subjective acceleration or cross default clauses.

The revenue equipment leases generally include purchase options exercisable at the completion of the lease. For the years ended December 31, 2011, 2010 and 2009, total rental expense was $81.8 million, $76.5 million and $79.8 million, respectively.

Operating leases (as lessor)

The Company’s wholly-owned subsidiary, IEL, leases revenue equipment to the Company’s owner-operators under operating leases. As of December 31, 2011, the annual future minimum lease payments receivable under operating leases were as follows (in thousands):

September 30,
Years Ending December 31,
2013	78,080
2014	59,216
2015	41,398
2016	15,200
2017	489

Total minimum lease payments	$194,383

Future minimum lease payments receivable used in determining lease classification represent the minimum rental payments called for over the lease term. The Company’s operating leases to owner-operators do not include residual value guarantees or contain subjective acceleration or cross default clauses requiring payment to the Company upon default.

In the normal course of business, owner-operators default on their leases with the Company. The Company normally re-leases the equipment to other owner-operators, shortly thereafter. As a result, the future lease payments are reflective of payments from original leases as well as the subsequent re-leases.

Purchase commitments

As of December 31, 2011, the Company had commitments outstanding to acquire revenue equipment in 2012 and 2013 for approximately $869.6 million. The Company generally has the option to cancel tractor purchase orders with 60 to 90 days notice prior to the scheduled production, although the notice period has lapsed for approximately 10% of the commitments outstanding at December 31, 2011. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.

As of December 31, 2011, we have no outstanding purchase commitments for fuel, facilities, and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals and/or (v) there are significant factual issues to be resolved. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

In November 2011 and February 2012, we engaged in voluntary mediation in an attempt to resolve the matter and mitigate costs and risks of ongoing litigation.

We intend to vigorously contest class certification as well as the allegations made by the plaintiffs should the class remain certified. Based on its knowledge of the facts (including the mentioned mediation sessions) and advice of outside counsel, we believe the range of loss to be $1 million to $3 million and we have reserved for such loss within that range; however, the final disposition of this case and the impact of such final disposition cannot be determined at this time.

Owner-operator misclassification class action litigation

On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: John Doe 1 and Joseph Sheer v. Swift Transportation Co., Inc., and Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 09-CIV-10376 filed in the United States District Court for the Southern District of New York, or the Sheer Complaint. The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act, or FLSA, and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 200 other current or former owner-operators have joined this lawsuit. Upon our motion, the matter has been transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On June 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The Court also denied plaintiff’s request to arbitrate the matter as a class. The plaintiff filed a petition for a writ of mandamus asking that the District Court’s order be vacated. On July 27, 2011, the court denied the plaintiff’s petition for writ of mandamus and plaintiff’s filed another request for interlocutory appeal. On December 9, 2011, the court permitted the plaintiffs to proceed with their interlocutory appeal. We intend to vigorously defend against any arbitration proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.

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

California owner-operator and employee driver class action

On July 1, 2010, a class action lawsuit was filed by Michael Sanders against Swift Transportation and IEL: Michael Sanders individually and on behalf of others similarly situated v. Swift Transportation Co., Inc. and Interstate Equipment Leasing, Case No. 10523440 in the Superior Court of California, County of Alameda, or the Sanders Complaint. The putative class involves both owner-operators and driver employees alleging differing claims against Swift and IEL. Many of the claims alleged by both the putative class of owner-operators and the putative class of employee drivers overlap the same claims as alleged in the Sheer Complaint with respect to owner-operators and the Burnell Complaint as it relates to employee drivers. As alleged in the Sheer Complaint, the putative class includes owner-operators of Swift during the four years preceding the date of filing alleging that Swift misclassified owner-operators as independent contractors in violation of FLSA and various California state laws and that such owner-operators should be considered employees. As also alleged in the Sheer Complaint, the owner-operator portion of the Sanders Complaint also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. As alleged in the Burnell Complaint, the putative class in the Sanders Complaint includes drivers who worked for us during the four years preceding the date of filing alleging that we failed to provide proper meal and rest periods, failed to provide accurate wage statement upon separation from employment, and failed to timely pay wages upon separation from employment. The Sanders Complaint also raises two issues with respect to the owner-operators and two issues with respect to drivers that were not also alleged as part of either the Sheer Complaint or the Burnell Complaint. These separate owner-operator claims allege that Swift failed to provide accurate wage statements and failed to properly compensate for waiting times. The separate employee driver claims allege that Swift failed to reimburse business expenses and coerced driver employees to patronize the employer. The Sanders Complaint seeks to create two classes, one which is mostly (but not entirely) encompassed by the Sheer Complaint and another which is mostly (but not entirely) encompassed by the Burnell Complaint. Upon our motion, the Sanders Complaint has been transferred from the Superior Court of California for the County of Alameda to the United States District Court for the Northern District of California. On January 17, 2012, the court entered an order dismissing plaintiff’s case and granting Swift’s motion to compel arbitration. The plaintiffs have filed an appeal to the January 17, 2012 order.

California and Oregon Minimum Wage Class Action

On July 12, 2011, a class action lawsuit was filed by Simona Montalvo on behalf of herself and all similarly situated persons against Swift Transportation: Montalvo et al. v. Swift Transportation Corporation d/b/a ST Swift Transportation Corporation in the Superior Court of California, County of San Diego (“Montalvo”). The Montalvo matter was removed to federal court on August 15, 2011, case number 3-11-CV-01827-L. Upon petition by plaintiffs, the matter was remanded to state court and we filed an appeal to this remand. , On July 11, 2011 a class action lawsuit was filed by Glen Ridderbush on behalf of himself and all similarly situated persons against Swift Transportation: Ridderbush et al. v. Swift Transportation Co. of Arizona LLC and Swift Transportation Services, LLC in the Circuit Court for the State of Oregon, Multnomah County (“Ridderbush”). The Ridderbush matter was removed to federal court on August 24, 2011, case number 3-11-CV-01028. Both putative classes include employees alleging that candidates for employment within the four year statutory period in California and within the three year statutory period in Oregon, were not paid the state mandated minimum wage during their orientation phase.

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

Arizona FCRA class action

On August 8, 2011, a proposed class action lawsuit was filed by Kelvin D. Daniel, Tanna Hodges , and Robert R. Bell, Jr. on behalf of themselves and all similarly situated persons against Swift Transportation Corporation: Kelvin D. Daniel , Tanna Hodges , and Robert R. Bell, Jr. et al. v. Swift Transportation Corporation, in the United States District Court for the District of Arizona, case number 2:11-CV-01548-ROS. Plaintiffs sought employment with Swift Transportation of Arizona, LLC (“Swift”) and that entity has answered the complaint. The putative class includes individuals throughout the United States who sought employment with Swift and about whom Swift procured a criminal background report for employment purposes during the application process. The complaint alleges Swift violated the Fair Credit Reporting Act (“FCRA”). Among the allegations are that Swift i) did not make adequate disclosures or obtain authorizations for applicants; ii) did not issue pre-adverse action notices for in-person applicants who were not hired in whole or in part because of a background report that contained at least one derogatory item that would disqualify the person under Swift’s hiring policies; and iii) did not issue adverse action notifications to applicants who were not hired in whole or in part because of a background report that contained at least one derogatory item that would disqualify the person from under Swift’s hiring policies. In October 2011, in response to a partial motion to dismiss filed by Swift, the plaintiffs filed an amended complaint , to which Swift answered in part, and after the court denied a partial motion to dismiss, Swift filed an answer addressing the remaining allegations. Swift intends to vigorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.

Illinois discrimination class action

On October 3, 2011, a class action lawsuit was filed by Steve C. Blufordon behalf of himself and all similarly situated persons against Swift Transportation: Steve C. Bluford v Swift v. Transportation, in the United States District Court for the Northern District of Illinois, Eastern Division, case number 1-11CV-06932. The putative class includes all African American employee drivers who worked from the Illinois terminal during the two year statutory period alleging that Swift failed to treat similarly situated African American or Black employees in the same manner as Caucasian employees. The named plaintiff, Steve Bluford, previously filed an EEOC complaint raising the same allegations which was dismissed by the EEOC as having no merit. Swift has filed a motion to dismiss this action. We intend to vigorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.

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

The stockholders were required to make interest payments on the stockholder loan in cash only to the extent that the stockholders received a corresponding dividend from the Company. As of December 31, 2009, this stockholder loan receivable was recorded as contra-equity within stockholders’ equity. Interest accrued under the stockholder loan receivable was recorded as an increase to additional paid-in capital with a corresponding reduction in retained earnings for the related dividend. For the year ended December 31, 2009, the total dividend paid to the stockholders and the corresponding interest payment received from the stockholders under the agreement was $16.4 million. No dividends were paid to nor corresponding interest payments received from the stockholders for the years ended December 31, 2011 or 2010. Additionally, for the year ended December 31, 2010 and during the fourth quarter of 2009, interest of $6.2 million and $3.4 million, respectively, was accrued and added to the stockholder loan balance as paid-in-kind interest as the stockholders did not elect to receive dividends to fund the interest payments following the Company’s change in tax status to a subchapter C corporation effective October 10, 2009 as discussed in Note 21.

An entity affiliated with the Moyes affiliates was obligor on a $1.7 million obligation with our wholly-owned subsidiary, IEL, at December 31, 2009 and because of the affiliated status of the obligor, this obligation was recorded as contra-equity within stockholders’ deficit. This obligation was cancelled by the Company prior to the consummation of its IPO in December 2010. The obligation was guaranteed by Jerry Moyes. The obligation accrued interest at 7.0% per annum with monthly installments equal to $38 thousand through October 10, 2013 when the remaining balance was due.

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

(19) Stock option plan

The Company’s 2007 Omnibus Incentive Plan, as amended and restated, is stockholder approved and permits the payment of cash incentive compensation and authorizes the granting of shares and share options to its employees and non-employee directors for up to 12 million shares of Class A common stock. On October 16, 2007, the Company granted 5.9 million stock options to employees at an exercise price of $15.63 per share, which exceeded the estimated fair value of the common stock on the date of grant. Additionally, on August 27, 2008, the Company granted 0.8 million stock options to employees and non-employee directors at an exercise price of $16.79 per share, which equaled the estimated fair value of the common stock on the date of grant. On December 31, 2009, the Company granted 0.5 million stock options to employees at an exercise price of $8.61, which equaled the estimated fair value on the date of grant. On February 25, 2010, the Company granted 1.4 million stock options to certain employees at an exercise price of $8.80 per share, which equaled the estimated fair value of the common stock on the date of grant. On July 1, 2011, the Company granted 283,200 stock options to certain employees at an exercise price of $13.91 per share, which equaled the fair value of the common stock on the date of grant. On October 3, 2011, the Company granted 143,800 stock options to certain employees at an exercise price of $5.68 per share, which equaled the fair value of the common stock on the date of grant. For options granted prior to the Company’s IPO in December 2010, the estimated fair value in each case was determined by management based upon a number of factors, including the Company’s discounted projected cash flows, comparative multiples of similar companies, the lack of liquidity of the Company’s common stock and certain risks the Company faced at the time of the valuation For options granted after the Company’s IPO in December 2010, the fair value of the Company’s common stock was based on the closing price of the Company’s Class A common stock quoted on the NYSE.

The options have ten year contractual terms and were granted to two categories of employees. The options granted to the first category of employees vest upon the occurrence of the earliest of (i) a sale or a change in control of the Company or, (ii) a five-year vesting period at a rate of 33 1/3% following the third anniversary date of the grant. The options granted to the second category of employees vest upon the later of (i) the occurrence of an initial public offering of the Company or (ii) a five-year vesting period at a rate of 33 1/3% following the third anniversary date of the grant. To the extent vested, both types of options become exercisable simultaneous with the closing of the earlier of (i) an initial public offering, (ii) a sale, or (iii) a change in control of the Company. As of December 31, 2011, the Company is authorized to grant an additional 5.9 million shares or share options.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. The weighted-average grant date fair value of options granted at or above market value during the years ended December 31, 2011, 2010 and 2009 was $4.74 per share, $4.19 per share and $4.24 per share, respectively.

The following weighted-average assumptions were used to determine the weighted-average grant date fair value of the stock options granted during the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009
Dividend yield	0%	0%	0%
Expected volatility	40%	43%	45%
Risk free interest rate	1.89%	3.09%	3.39%
Expected lives (in years)	6.3	6.5	6.5

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

Once the Company’s IPO was substantially complete in December 2010, the satisfaction of this condition to vesting was deemed probable and the Company recognized $22.6 million of non-cash equity compensation expense related to the portion of the outstanding options that vested upon the IPO. Thereafter, the Company recorded an additional $0.3 million representing ongoing equity compensation expense through the end of 2010. For the year ended December 31, 2011, the Company recognized $6.8 million of non-cash equity compensation expense related to its outstanding stock options. Tax benefits recognized related to such non-cash equity compensation expense totaled $2.4 million and $8.9 million for the years ended December 31, 2011 and 2010, respectively.

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

A summary of the Company’s stock option plan activity as of and for the year ended December 31, 2011 is as follows:

	September 30,	September 30,
	2011
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,100,480	$10.34
Granted	427,000	11.14
Exercised	(22,519)	11.00
Forfeited	(331,354)	9.90
Expired	(53,541)	11.00

Outstanding at end of year	6,120,066	$10.41

Exercisable at end of year	2,481,771	$11.00

The total fair value of options vesting during the year ended December 31, 2011 was $9.9 million. The total intrinsic value of options exercised during the year ended December 31, 2011 was $43 thousand. The Company received proceeds of $248 thousand and realized a tax deficiency of $206 thousand upon exercise of these options. At December 31, 2011, 5.7 million options were exercisable and fully vested or expected to vest with a weighted average exercise price of $10.45 per share, a remaining contractual term of 6.7 years, and an aggregate intrinsic value of $0.3 million.

A summary of the status of the Company’s nonvested shares as of and for the year ended December 31, 2011 is as follows:

	September 30,	September 30,
	2011
	Shares	Weighted Average Fair Value
Nonvested at beginning of year	4,912,613	$6.27
Granted	427,000	4.74
Vested	(1,392,483)	7.14
Forfeited	(331,354)	6.00

Nonvested at end of year	3,615,776	$5.80

As of December 31, 2011, there was $6.7 million of total unrecognized compensation cost related to nonvested options granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.

The following table summarizes information about stock options outstanding at December 31, 2011:

	September 30,	September 30,	September 30,
Exercise Price	Shares Outstanding	Contractual Years Remaining	Number Vested and Exercisable
$13.91	281,600	9.5	—
$11.00	4,054,666	5.9	2,481,771
$8.61	398,800	8.0	—
$8.80	1,242,800	8.2	—
$5.68	142,200	9.8	—

(20) Restricted Stock

In February 2011, independent members of the Company’s Board of Directors were granted a total of 9,344 restricted stock awards of Class A shares under the Company’s 2007 Omnibus Incentive Plan, as amended and restated. For the year ended December 31, 2011, the Company recognized stock compensation expense of $140 thousand related to this grant.

(21) Income taxes

Income tax expense (benefit) was (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Current expense (benefit):
Federal	$2,775	$16,190	$11,509
State	4,081	1,113	1,170
Foreign	2,232	1,841	3,311

	9,088	19,144	15,990
Deferred expense (benefit):
Federal	46,485	(61,059)	292,113
State	2,430	(1,100)	19,137
Foreign	279	(417)	(590)

	$49,194	$(62,576)	$310,660

Income tax expense (benefit)	$58,282	$(43,432)	$326,650

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

The Company’s effective tax rate was 39.2% in 2011, 25.7% in 2010, and negative 299.7% in 2009. From January 1st through October 9, 2009, actual tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate income tax rate for subchapter S Corporations of 0% to earnings before income taxes) as noted in the following table. Following the Company’s revocation of its subchapter S corporation election as noted above, from October 10, 2009 through December 31, 2011 actual tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate income tax rate for subchapter C corporations of 35% to earnings before income taxes) as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Computed “expected” tax expense (benefit)	$52,091	$(59,095)	$(12,846)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	7,260	(3,406)	1,659
Conversion to a C Corporation for income tax purposes	—	—	324,829
Effect of tax rates different than statutory (Domestic)	—	—	2,816
Effect of tax rates different than statutory (Foreign)	(2,265)	(2,007)	1,418
State tax rate change in deferred items	(2,178)	3,030	—
Effect of providing additional Built-In-Gains deferred taxes	—	—	684
Effect of providing taxes on mark-to-market adjustment of derivatives recorded in accumulated OCI	5,270	11,885	6,294
Effect of tax benefit arising from employment tax credits	(2,715)	(201)	(177)
Other	819	6,362	1,973

	$58,282	$(43,432)	$326,650

The components of the net deferred tax asset (liability) as of December 31, 2011 and 2010 were (in thousands):

	September 30,	September 30,
	2011	2010
Deferred tax assets:
Self insurance accruals	$43,899	$50,541
Allowance for doubtful accounts	4,619	4,048
Derivative financial instruments	3,896	—
Vacation accrual	3,610	3,330
Employment tax credit carryforwards	3,928	728
Deferred freight revenue	3,852	4,449
Tractor lease accrual	3,660	3,083
Net operating loss	113,580	172,540
Amortization of stock options	11,212	8,889
Other	5,789	3,612

Total deferred tax assets	198,045	251,220
Valuation allowance	(69)	(642)

Total deferred tax assets, net	197,976	250,578
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(362,941)	(360,801)
Prepaid taxes, licenses and permits deducted for tax purposes	(9,644)	(9,681)
Cancellation of debt	(9,443)	(9,472)
Intangible assets	(131,918)	(137,394)
Other	(2,907)	(6,602)

Total deferred tax liabilities	(516,853)	(523,950)

Net deferred tax liability	$(318,877)	$(273,372)

These amounts are presented in the accompanying consolidated balance sheets in the indicated captions, except the current deferred tax liability which is included in accrued liabilities, at December 31, 2011 and 2010 as follows (in thousands):

	September 30,	September 30,
	2011	2010
Current deferred tax asset	$96,885	$30,741
Current deferred tax liability	(674)	(564)
Noncurrent deferred tax liability	(415,088)	(303,549)

Net deferred tax liability	$(318,877)	$(273,372)

As of December 31, 2011, the Company had a federal net operating loss carryforward of $295.3 million expiring by 2030. Additionally, the Company had state net operating loss carryforwards, with an estimated tax effect of $10.1 million, available at December 31, 2011. The state net operating losses will expire at various times between 2012 and 2031. The Company has established a valuation allowance of $0.1 million and $0.6 million as of December 31, 2011 and December 31, 2010, respectively, for net operating loss carryforwards that are unlikely to be used prior to expiration. The net $0.5 million decrease in the valuation allowance in 2011 is due to utilization of losses and additional losses that are likely to be used prior to expiration. All other deferred tax assets are considered more likely than not to be realized as they are expected to be utilized by the reversal of the existing deferred tax liabilities and continued profitability in future periods.

U.S. income and foreign withholding taxes have not been provided on approximately $5.5 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the U.S. As the Company intends to reinvest these earnings indefinitely outside the U.S., it is not required to provide U.S. income taxes on them until they are repatriated in the form of dividends or otherwise.

The reconciliation of our unrecognized tax benefits for the years ending December 31, 2011, 2010 and 2009, is as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Unrecognized tax benefits at beginning of year	$5,702	$3,531	$3,423
Increases for tax positions taken prior to beginning of year	28	2,227	610
Decreases for tax positions taken prior to beginning of year	(3,106)	—	(257)
Increases for tax positions taken during the year	—	—	154
Settlements	(292)	—	(243)
Lapse of statute of limitations	—	(56)	(156)

Unrecognized tax benefits at end of year	$2,332	$5,702	$3,531

Prior to the Company’s merger with Swift Transportation Co., the Company did not have any unrecognized tax benefits. As of December 31, 2011, the Company had unrecognized tax benefits totaling approximately $2.3 million, all of which would favorably impact its effective tax rate if subsequently recognized.

During the year ended December 31, 2011, the Company concluded its federal examination for certain of its subsidiaries for tax years 2005, 2006 and the short period ending May 10, 2007. In addition, the Company concluded its California examination for certain of its subsidiaries for tax years 1997, 1998, 2003 and 2004. The Company also concluded various other state examinations for certain of its subsidiaries during the years ended December 31, 2011, 2010 and 2009. The conclusion of these examinations resulted in $0.5 million, $0.0 and $0.2 million of additional tax payments made during 2011, 2010 and 2009, respectively. Also in conjunction with these examinations, interest and/or penalties in the amounts of $0.3 million, $0.0 and $0.3 million were paid during 2011, 2010 and 2009, respectively. Certain of the Company’s subsidiaries are currently under examination by the state of California for the 2005, 2006 and May 10, 2007 tax years. In addition, other state jurisdictions are conducting examinations for years ranging from 2007 to 2009. The Company, during 2012, anticipates concluding its California examination for 2005, 2006 and the short year ending May 10, 2007. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Years subsequent to 2007 remain subject to examination.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of December 31, 2011, 2010 and 2009, were approximately $1.1 million, $2.0 million and $1.2 million, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company anticipates that the total amount of unrecognized tax benefits may decrease by approximately $0.8 million during the next twelve months, which will not have a material impact on the financial statements.

(22) Employee benefit plan

The Company maintains a 401(k) benefit plan available to all employees who are 19 years of age or older and have completed six months of service. Under the plan, the Company has the option to match employee discretionary contributions up to 3% of an employee’s compensation. Employees’ rights to employer contributions vest after five years from their date of employment.

For the years ended December 31, 2011, 2010 and 2009, the Company’s expense totaled approximately $6.1 million, $5.3 million and $0.6 million, respectively. At December 31, 2011 and 2010, $4.3 million and $3.6 million, respectively, was owed to the plan by the Company in respect of such matching contributions. For the year ended December 31, 2009, the Company decided not to match employee contributions and as such no liability was recorded at December 31, 2009.

(23) Key customer

Services provided to the Company’s largest customer, Wal-Mart and its subsidiaries, generated 10.8%, 10.3% and 10.2% of operating revenue in 2011, 2010 and 2009, respectively. No other customer accounted for 10% or more of operating revenue in the reporting period.

(24) Related party transactions

The Company provided and received freight services, facility leases, equipment leases and other services, including repair and employee services to and from several companies controlled by and/or affiliated with Jerry Moyes, as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	For the Year Ended December 31, 2011
	Central Freight Lines, Inc.	Central Refrigerated Services, Inc.	Other Affiliated Entities	Total
Services Provided by Swift:
Freight Services(1)	$9,345	$90	$484	$9,919
Facility Leases	$505	$5	$20	$530
Services Received by Swift:
Freight Services(2)	$46	$1,486	$—	$1,532
Facility Leases	$451	$94	$—	$545
Other Services(3)	$—	$13	$417	$430

	As of December 31, 2011
Receivable	$1,625	$5	$80	$1,710
Payable	$3	$36	$10	$49

	September 30,	September 30,	September 30,	September 30,
	For the Year Ended December 31, 2010
	Central Freight Lines, Inc.	Central Refrigerated Services, Inc.	Other Affiliated Entities	Total
Services Provided by Swift:
Freight Services(1)	$7,406	$109	$290	$7,805
Facility Leases	$521	$—	$20	$541
Services Received by Swift:
Freight Services(2)	$74	$1,807	$—	$1,881
Facility Leases	$442	$83	$—	$525
Other Services(3)	$—	$37	$1	$38

	As of December 31, 2010
Receivable	$306	$3	$65	$374
Payable	$1	$31	$—	$32

	September 30,	September 30,	September 30,	September 30,
	For the Year Ended December 31, 2009
	Central Freight Lines, Inc.	Central Refrigerated Services, Inc.	Other Affiliated Entities	Total
Services Provided by Swift:
Freight Services(1)	$3,943	$152	$328	$4,423
Facility Leases	$661	$—	$20	$681
Services Received by Swift:
Freight Services(2)	$117	$1,920	$—	$2,037
Facility Leases	$423	$41	$41	$505
Other Services(3)	$10	$22	$138	$170

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

(3)

Other services received by the Company from the identified related parties included: insurance claim liability; executive air transport; fuel storage; event fees; equipment purchases; and miscellaneous repair services.

In addition to the transactions identified above, the Company had the following related party activity as of and for the years ended December 31, 2011, 2010 and 2009:

The Company has obtained legal services from Scudder Law Firm. Earl Scudder, a former member of the board of directors through May 2010, is a member of Scudder Law Firm. The rates charged to the Company for legal services reflect market rates charged by unrelated law firms for comparable services. For the years ended December 31, 2010 and 2009, Swift incurred fees for legal services from Scudder Law Firm, a portion of which were provided by Mr. Scudder, in the amount of $1.4 million and $0.8 million, respectively. As of December 31, 2010, the Company had $0.5 million outstanding balance owing to Scudder Law Firm for these services.

Prior to April 2011, IEL contracted its personnel from a third party, Transpay, Inc. (“Transpay”), which is partially owned by Mr. Moyes. Transpay was responsible for all payroll related liabilities and employee benefits administration. For the years ended December 31, 2010 and 2009, the Company paid Transpay $0.8 million and $1.0 million, respectively, for the employee services and administration fees. During 2011, these contracted personnel were transferred to and employed by IEL, which resulted in the Company being responsible for all salaries and wages, payroll related liabilities and employee benefits of these employees. Transpay continued to provide IEL third-party administration services. For the year ended December 31, 2011, the Company paid Transpay $0.2 million for these services. As of December 31, 2011 and 2010, the Company had no outstanding balance owing to Transpay for these services.

In the second quarter of 2009, the Company entered into an agreement with Central Refrigerated to purchase one hundred 2001-2002 Utility refrigerated trailers. Mr. Moyes is the principal stockholder of Central Refrigerated. The purchase price paid for the trailers was comparable to the market price of similar model year Utility trailers according the most recent auction value guide at the time of the sale. The total amount paid to Central Refrigerated for the equipment was $1.2 million. There was no further amount due to Central Refrigerated for this transaction as of December 31, 2011 and 2010.

In addition to the above referenced transactions, in November 2010, Central Refrigerated acquired a membership interest in Red Rock (Swift’s subsidiary captive insurance entity) for a $100,000 capital investment in order to participate in a common interest motor carrier risk retention group, which required the participation by a second carrier, through which Red Rock issued Central Refrigerated a $2.0 million auto liability insurance policy. Under this auto liability insurance policy, Central Refrigerated is responsible for the first $1 million per occurrence in claims and 25% of any claims between $1 million and $2 million per occurrence, with Red Rock insuring 75% of any claims in this $1 million to $2 million layer. Central Refrigerated obtains insurance from other third-party carriers for claims in excess of $2 million. Red Rock provides this coverage to Central Refrigerated for an annual premium of approximately $0.5 million. In addition to the annual premium, Central Refrigerated issued a $2.4 million letter of credit to Red Rock to support the collateral requirements pursuant to the policy. This auto liability insurance policy was renewed in 2011. After reasonable investigation and market analysis, the terms of Central Refrigerated’s participation in Red Rock and the pricing of the auto liability coverage provided thereunder is comparable to the market price of similar insurance coverage offered by third-party carriers in the industry. The inclusion of the similar risk of this third party supports the standing of the Company’s risk retention group with the insurance regulators. Premiums under the policy are payable monthly. As of December 31, 2011, the total premium receivable due from Central Refrigerated was $0.5 million.

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

(25) Fair value measurements

Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of December 31, 2011 and 2010, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different. Further, as a result of current economic and credit market conditions, estimated fair values of financial instruments are subject to a greater degree of uncertainty and it is reasonably possible that an estimate will change in the near term.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2011 and December 31, 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Liabilities:
Interest rate swaps	$10,061	$10,061	N/A	N/A
Senior secured first lien term loan	925,534	923,220	1,059,351	1,062,497
Senior second priority secured notes	491,298	517,091	490,035	513,312
Fixed rate notes	15,638	16,420	15,638	17,202
Floating rate notes	—	—	11,000	10,973
Securitization of accounts receivable	180,000	180,000	171,500	174,715

The carrying amounts shown in the table (other than the securitization of accounts receivable and interest rate swaps) are included in the consolidated balance sheet in Long-term debt and obligations under capital leases (current and non-current portions). The fair values of the financial instruments shown in the above table as of December 31, 2011 and 2010 represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

Securitization of accounts receivable

The Company’s securitization of accounts receivable consists of borrowings outstanding pursuant to the Company’s 2011 RSA, as discussed in Note 10. Its fair value is estimated by discounting future cash flows using a discount rate commensurate with the uncertainty involved.

Interest rate swaps

The Company’s interest rate swap agreements were carried on the balance sheet at fair value at December 31, 2011 and consisted of two interest rate swaps. These swaps were entered into for the purpose of hedging the variability of interest expense and interest payments on the Company’s long-term variable rate debt. Because the Company’s interest rate swaps are not actively traded, they are valued using valuation models. Interest rate yield curves and credit spreads derived from trading levels of the Company’s first lien term loan are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments the Company holds. The Company considers the effect of its own credit standing and that of its counterparties in the valuations of its derivative financial instruments. As of December 31, 2011, the Company had recorded a credit valuation adjustment of $1.2 million, based on the credit spread derived from trading levels of the Company’s first lien term loan, to reduce the interest rate swap liability to its fair value.

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

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company will measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Following is a brief summary of the Company’s classification within the fair value hierarchy of each major category of assets and liabilities that it measures and reports on its balance sheet at fair value on a recurring basis as of December 31, 2011:

•

Interest rate swaps. The Company’s interest rate swaps are not actively traded but are valued using valuation models and credit valuation adjustments, both of which use significant inputs that are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classified these valuation techniques as Level 2 in the hierarchy.

For the year ended December 31, 2011, no assets of the Company were measured at fair value on a recurring basis. As of December 31, 2011, information about inputs into the fair value measurements of each major category of the Company’s assets and liabilities that were measured at fair value on a recurring basis in periods subsequent to their initial recognition was as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at Reporting Date Using
Description	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2011:
Liabilities:
Interest rate swaps	$10,061	$—	$10,061	$—

The following table sets forth a reconciliation of the changes in fair value during the years ended December 31, 2010 and 2009 of the Company’s Level 3 retained interest in receivables that was measured at fair value on a recurring basis prior to the Company’s adoption of ASU No. 2009-16, Accounting for Transfers of Financial Assets (Topic 860), on January 1, 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,		September 30,
	Fair Value at Beginning of Period	Sales, Collections and Settlements, Net	Total Realized Gains (Losses)	Transfers in and/or Out of Level 3		Fair Value at End of Period
Years Ended:
December 31, 2010	$79,907	$—	$—	$(79,907	) (1)	$—
December 31, 2009	$80,401	$(1,001)	$507	$—		$79,907

(1)

Upon adoption of ASU No. 2009-16 on January 1, 2010 as discussed in Note 10, the Company’s retained interest in receivables was de-recognized upon recording the previously transferred receivables and recognizing the securitization proceeds as a secured borrowing on the Company’s balance sheet. Thus the removal of the retained interest balance is reflected here as a transfer out of Level 3.

Realized gains and losses related to the retained interest were included in earnings in the 2009 period and reported in other expenses.

For the year ended December 31, 2011, no assets of the Company were measured at fair value on a nonrecurring basis. For the years ended December 31, 2010 and 2009 information about inputs into the fair value measurements of the Company’s assets that were measured at fair value on a nonrecurring basis in the period is as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements at Reporting Date Using
Description	Fair Value at end of Period	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Year Ended December 31, 2010:
Long-lived assets held for sale	$2,277	$—	$—	$2,277	$(1,274)

Total	$2,277	$—	$—	$2,277	$(1,274)

Year Ended December 31, 2009:
Long-lived assets held and used	$1,600	$—	$—	$1,600	$(475)
Long-lived assets held for sale	100	—	—	100	(40)

Total	$1,700	$—	$—	$1,700	$(515)

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

(26) Intangible assets

Intangible assets as of December 31, 2011 and 2010 were (in thousands):

	September 30,	September 30,
	2011	2010
Customer Relationship:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(105,875)	(87,617)
Owner-Operator Relationship:
Gross carrying value	3,396	3,396
Accumulated amortization	(3,396)	(3,396)
Trade Name:
Gross carrying value	181,037	181,037

Intangible assets, net	$350,486	$368,744

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

Amortization of intangibles for 2011, 2010 and 2009 is comprised of $17.1 million, $19.3 million and $22.0 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $1.2 million in each year related to previous intangible assets existing prior to the 2007 going private transaction. Management estimates that non-cash amortization expense associated with all of the intangibles on the balance sheet at December 31, 2011 will be $16.9 million in 2012, and $16.8 million in each of 2013, 2014, 2015, and 2016, all but $1.2 million of which, in each period, represents amortization of the intangible assets recognized in conjunction with the 2007 going private transaction.

(27) Goodwill

For the years ended December 31, 2011, 2010 and 2009, there were no changes in the carrying amount of goodwill. Based on the results of the Company’s annual evaluation as of November 30, 2011 and 2010, there was no indication of impairment of goodwill and indefinite-lived intangible assets.

(28) Reverse Stock Split

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

(29) Earnings (loss) per share

The computation of basic and diluted earnings (loss) per share for the years ended December 31, 2011, 2010 and 2009 is as follows:

	September 30,	September 30,	September 30,
	Year ending December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Net earnings (loss)	$90,550	$(125,413)	$(435,645)

Weighted average shares:
Common shares outstanding for basic earnings (loss) per share	139,155	63,339	60,117

Common shares outstanding for diluted earnings (loss) per share	139,663	63,339	60,117

Basic earnings (loss) per share	$0.65	$(1.98)	$(7.25)

Diluted earnings (loss) per share	$0.65	$(1.98)	$(7.25)

The difference between basic shares outstanding and diluted shares outstanding for the year ended December 31, 2011 represents the dilutive effect of potential Class A common shares issuable under outstanding stock option awards. Equivalent shares issuable upon exercise of stock options exclude 5,977,866 shares in 2011 as the effect was antidilutive. For the years ended December 31, 2010 and 2009, all potential common shares issuable upon exercise of outstanding stock options are excluded from diluted shares outstanding as their effect is antidilutive. As of December 31, 2010 and 2009, there were 6,100,480 and 4,970,400 options outstanding, respectively. As discussed in Note 3, the Company issued 73.3 million shares of Class A common stock in December 2010, which had a modest effect on the weighted average shares outstanding for the year ended December 31, 2010.

(30) Change in Estimate

During the year ended 2010, management undertook an evaluation of the Company’s revenue equipment and concluded it would be more cost effective to scrap approximately 7,000 dry van trailers rather than to maintain them in the operating fleet and is now in process of scrapping them. These trailers did not qualify for asset held for sale treatment and were thus considered long-lived assets held and used. As a result, management revised its previous estimates regarding remaining useful lives and estimated residual values for these trailers, resulting in incremental depreciation expense in the first quarter of 2010 of $7.4 million. These trailers are in addition to the approximately 2,500 trailers that were reclassified to assets held for sale, as discussed in Note 5.

(31) Quarterly results of operations (unaudited)

	September 30,	September 30,	September 30,	September 30,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2011
Operating revenue	$758,889	$850,470	$863,826	$860,723
Operating income	$46,729	$72,567	$89,697	$97,020
Net income	$3,205	$19,583	$30,950	$36,812
Basic and diluted earnings per share	$0.02	$0.14	$0.22	$0.26
Year Ended December 31, 2010
Operating revenue	$654,830	$736,185	$758,281	$780,427
Operating income	$23,193	$61,189	$82,100	$76,573
Net loss	$(53,001)	$(23,079)	$(1,019)	$(48,314)
Basic and diluted loss per share	$(0.88)	$(0.38)	$(0.02)	$(0.66)

Results for the first quarter of 2010 include $1.3 million of pre-tax impairment charge for trailers reclassified to assets held for sale during the first quarter and $7.4 million of incremental pre-tax depreciation expense reflecting management’s decision in the first quarter to sell as scrap approximately 7,000 dry van trailers over the course of the next several years and the corresponding revision to estimates regarding salvage and useful lives of such trailers. Results for the fourth quarter of 2010 include a $22.6 million pre-tax non-cash equity compensation charge related to certain stock options that vested upon the Company’s initial public offering in December 2010 and $95.5 million of pre-tax loss on debt extinguishment related to the premium and fees the Company paid to tender for its old notes and the non-cash write-off of the deferred financing costs associated with the Company’s previous indebtedness that was repaid in December 2010 as a result of its refinancing transactions. Due to the computation of earnings/loss per share, the sum of the quarterly amounts may not equal the full year results.

(32) Subsequent events

On February 14, 2012, the Company contributed approximately $500 thousand to GTI Holdings, LLC (“GTI”), a previously unrelated party, in return for 49.95% ownership interest. Additionally, the Company loaned $7.5 million to GTI pursuant to a secured promissory note. The note accrues interest at a fixed rate equal to 9.0% per annum with interest due quarterly beginning July 31, 2012. Beginning December 31, 2012, principal payments on the note are due in equal quarterly installments in quarterly aggregate amounts equal to 5% of the initial aggregate principal amount. All outstanding interest and principal balance are due on April 30, 2015. The note is secured by substantially all the assets of GTI. GTI was formed in January 2012 for the purpose of acquiring the assets and business of three trucking companies engaged in the transporting and arranging for the transportation by bulk transport of water, oil, liquids and pipe to various oil companies drilling in the Bakken shale in northwestern North Dakota.

On January 3, 2012, the Company made a $60.0 million voluntary prepayment on its senior secured first lien term loan. The prepayment was funded though advances from its accounts receivable securitization and from other cash on hand. There are no scheduled principal payments remaining on the first lien term loan until its maturity in December 2016.

(33) Guarantor condensed consolidating financial statements

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

The consolidating financial statements present consolidating financial data for (i) Swift Transportation Company (on a parent only basis), (ii) Swift Services Holdings, Inc. (on an issuer only basis), (iii) the combined Guarantor Subsidiaries, (iv) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and (v) the parent company and subsidiaries on a consolidated basis as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011. Note that as the issuer, Swift Services Holdings, Inc., was formed in November 2010 in anticipation of the issuance of the senior second priority secured notes, there is no financial activity for this entity prior to this date.

Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed consolidating balance sheet as of December 31, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$11,132	$—	$64,717	$6,235	$—	$82,084
Restricted cash	—	—	—	71,724	—	71,724
Accounts receivable, net	—	—	17,234	310,997	(4,196)	324,035
Intercompany receivable (payable)	—	442,000	(497,693)	55,693	—	—
Other current assets	69,060	19,203	90,245	9,784	—	188,292

Total current assets	80,192	461,203	(325,497)	454,433	(4,196)	666,135

Property and equipment, net	—	—	1,264,765	35,232	—	1,299,997
Other assets	(63,761)	2,692	279,037	6,147	(155,324)	68,791
Intangible assets, net	—	—	339,281	11,205	—	350,486
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$16,431	$463,895	$1,804,563	$513,296	$(159,520)	$2,638,665

Current portion of long-term debt and obligations under capital leases	$—	$—	$58,806	$37,426	$(36,893)	$59,339
Other current liabilities	1,460	6,389	225,604	28,219	(4,196)	257,476

Total current liabilities	1,460	6,389	284,410	65,645	(41,089)	316,815

Long-term debt and obligations under capital leases	—	491,298	1,037,783	6,258	(5,235)	1,530,104
Deferred income taxes	(50,715)	(198)	462,110	3,891	—	415,088
Securitization of accounts receivable	—	—	—	180,000	—	180,000
Other liabilities	—	—	63,286	47,183	—	110,469

Total liabilities	(49,255)	497,489	1,847,589	302,977	(46,324)	2,552,476

Total stockholders’ (deficit) equity	65,686	(33,594)	(43,026)	210,319	(113,196)	86,189

Total liabilities and stockholders’ (deficit) equity	$16,431	$463,895	$1,804,563	$513,296	$(159,520)	$2,638,665

Condensed consolidating balance sheet as of December 31, 2010

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$1,561	$—	$35,844	$10,089	$—	$47,494
Restricted cash	—	—	—	84,568	—	84,568
Accounts receivable, net	—	—	16,398	261,175	(694)	276,879
Intercompany receivable (payable)	324,359	487,942	(861,300)	48,999	—	—
Other current assets	9,104	44	82,247	11,980	—	103,375

Total current assets	335,024	487,986	(726,811)	416,811	(694)	512,316

Property and equipment, net	—	—	1,309,453	30,185	—	1,339,638
Other assets	(588,713)	2,051	301,472	7,966	371,165	93,941
Intangible assets, net	—	—	356,696	12,048	—	368,744
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$(253,689)	$490,037	$1,487,787	$473,289	$370,471	$2,567,895

Current portion of long-term debt and obligations under capital leases	$—	$—	$65,672	$3,757	$(3,359)	$66,070
Other current liabilities	3,848	1,389	226,623	28,948	(694)	260,114

Total current liabilities	3,848	1,389	292,295	32,705	(4,053)	326,184

Long-term debt and obligations under capital leases	—	490,035	1,217,197	2,537	(1,739)	1,708,030
Deferred income taxes	(162,856)	(486)	463,183	3,708	—	303,549
Securitization of accounts receivable	—	—	—	171,500	—	171,500
Other liabilities	—	—	91,565	50,238	—	141,803

Total liabilities	(159,008)	490,938	2,064,240	260,688	(5,792)	2,651,066

Total stockholders’ (deficit) equity	(94,681)	(901)	(576,453)	212,601	376,263	(83,171)

Total liabilities and stockholders’ (deficit) equity	$(253,689)	$490,037	$1,487,787	$473,289	$370,471	$2,567,895

Condensed consolidating statement of operations for the year ended December 31, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$3,275,142	$138,091	$(79,325)	$3,333,908

Operating expenses:
Salaries, wages and employee benefits	6,784	—	756,758	26,346	—	789,888
Operating supplies and expenses	3,044	5	219,814	21,514	(6,171)	238,206
Fuel	—	—	612,529	19,023	—	631,552
Purchased transportation	—	—	926,151	15,893	(52,612)	889,432
Rental expense	—	—	81,345	1,238	(742)	81,841
Insurance and claims	—	—	76,926	37,951	(19,800)	95,077
Depreciation and amortization of property and equipment	—	—	201,217	2,956	—	204,173
Amortization of intangibles	—	—	17,415	843	—	18,258
(Gain) loss on disposal of property and equipment	—	—	(8,529)	55	—	(8,474)
Communication and utilities	—	—	25,000	999	—	25,999
Operating taxes and licenses	—	—	53,557	8,386	—	61,943

Total operating expenses	9,828	5	2,962,183	135,204	(79,325)	3,027,895

Operating (loss) income	(9,828)	(5)	312,959	2,887	—	306,013

Interest expense, net	—	51,600	101,835	5,695	—	159,130
Other (income) expenses	(95,283)	(22,277)	18,524	(23,272)	120,359	(1,949)

Income (loss) before income taxes	85,455	(29,328)	192,600	20,464	(120,359)	148,832
Income tax (benefit) expense	(5,095)	(18,911)	75,041	7,247	—	58,282

Net income (loss)	$90,550	$(10,417)	$117,559	$13,217	$(120,359)	$90,550

Condensed consolidating statement of operations for the year ended December 31, 2010

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$2,881,441	$155,301	$(107,019)	$2,929,723

Operating expenses:
Salaries, wages and employee benefits	22,883	—	716,125	24,954	—	763,962
Operating supplies and expenses	6,919	—	180,815	36,203	(5,972)	217,965
Fuel	—	—	452,092	16,412	—	468,504
Purchased transportation	—	—	807,822	8,694	(45,183)	771,333
Rental expense	—	—	76,004	1,300	(764)	76,540
Insurance and claims	—	—	85,323	57,188	(55,100)	87,411
Depreciation and amortization of property and equipment	—	—	203,603	2,676	—	206,279
Amortization of intangibles	—	—	19,540	932	—	20,472
Impairments	—	—	1,274	—	—	1,274
(Gain) loss on disposal of property and equipment	—	—	(8,347)	60	—	(8,287)
Communication and utilities	—	—	24,149	878	—	25,027
Operating taxes and licenses	—	—	48,594	7,594	—	56,188

Total operating expenses	29,802	—	2,606,994	156,891	(107,019)	2,686,668

Operating (loss) income	(29,802)	—	274,447	(1,590)	—	243,055

Interest expense, net	—	1,431	311,940	6,778	—	320,149
Loss on debt extinguishment	—	—	95,461	—	—	95,461
Other (income) expenses	105,654	—	12,606	(39,080)	(82,890)	(3,710)

Income (loss) before income taxes	(135,456)	(1,431)	(145,560)	30,712	82,890	(168,845)
Income tax (benefit) expense	(10,043)	(530)	(40,807)	7,948	—	(43,432)

Net income (loss)	$(125,413)	$(901)	$(104,753)	$22,764	$82,890	$(125,413)

Condensed consolidating statement of operations for the year ended December 31, 2009

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$2,531,503	$89,843	$(49,993)	$2,571,353

Operating expenses:
Salaries, wages and employee benefits	—	—	707,522	21,262	—	728,784
Operating supplies and expenses	5,127	—	176,255	34,276	(5,713)	209,945
Fuel	—	—	372,150	13,363	—	385,513
Purchased transportation	—	—	653,850	5,037	(38,575)	620,312
Rental expense	—	—	79,227	5,311	(4,705)	79,833
Insurance and claims	—	—	69,955	12,377	(1,000)	81,332
Depreciation and amortization of property and equipment	—	—	226,096	4,243	—	230,339
Amortization of intangibles	—	—	22,161	1,031	—	23,192
Impairments	—	—	515	—	—	515
(Gain) loss on disposal of property and equipment	—	—	(2,385)	141	—	(2,244)
Communication and utilities	—	—	23,798	797	—	24,595
Operating taxes and licenses	—	—	50,706	6,530	—	57,236

Total operating expenses	5,127	—	2,379,850	104,368	(49,993)	2,439,352

Operating (loss) income	(5,127)	—	151,653	(14,525)	—	132,001

Interest expense, net	—	—	252,836	1,496	—	254,332
Other (income) expenses	430,355	—	6,713	(30,251)	(420,153)	(13,336)

Income (loss) before income taxes	(435,482)	—	(107,896)	14,230	420,153	(108,995)
Income tax expense	163	—	322,459	4,028	—	326,650

Net income (loss)	$(435,645)	$—	$(430,355)	$10,202	$420,153	$(435,645)

Condensed consolidating statement of cash flows for the year ended December 31, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net cash provided by operating activities	$(6,571)	$(44,963)	$413,486	$(38,055)	$—	$323,897

Cash flows from investing activities:
Decrease in restricted cash	—	—	—	12,844	—	12,844
Proceeds from sale of property and equipment	—	—	66,973	135	—	67,108
Capital expenditures	—	—	(232,992)	(6,583)	—	(239,575)
Payments received on notes receivable	—	—	7,334	—	—	7,334
Expenditures on assets held for sale	—	—	(8,965)	—	—	(8,965)
Payments received on assets held for sale	—	—	11,018	—	—	11,018
Funding of intercompany notes payable	—	—	(4,702)	—	4,702	—
Payments received on intercompany notes payable	—	—	4,566	—	(4,566)	—
Dividend from subsidiary	—	—	15,600	—	(15,600)	—
Other investing activities	—	—		—	—

Net cash (used in) provided by investing activities	—	—	(141,168)	6,396	(15,464)	(150,236)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	62,994	—	—	—	—	62,994
Repayment of long-term debt and capital leases	—	—	(205,452)	(1,240)	—	(206,692)
Payment of deferred loan costs	—	(979)	(2,051)	(884)	—	(3,914)
Borrowings under accounts receivable securitization	—	—	—	263,000	—	263,000
Repayment of accounts receivable securitization	—	—	—	(254,500)	—	(254,500)
Proceeds from intercompany notes payable	—	—	—	4,702	(4,702)	—
Repayment of intercompany notes payable	—	—	—	(4,566)	4,566	—
Dividend to parent	—	—	—	(15,600)	15,600	—
Other financing activities	41	—	—	—	—	41
Net funding from (to) affiliates	(46,893)	45,942	(35,942)	36,893	—	—

Net cash provided by (used in) financing activities	16,142	44,963	(243,445)	27,805	15,464	(139,071)

Net increase (decrease) in cash and cash equivalents	9,571	—	28,873	(3,854)	—	34,590

Cash and cash equivalents at beginning of period	1,561	—	35,844	10,089	—	47,494
Cash and cash equivalents at end of period	$11,132	$—	$64,717	$6,235	$—	$82,084

Condensed consolidating statement of cash flows for the year ended December 31, 2010

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$—	$24,738	$33,701	$—	$58,439

Cash flows from investing activities:
Increase in restricted cash	—	—	—	(59,699)	—	(59,699)
Proceeds from sale of property and equipment	—	—	38,302	225	—	38,527
Capital expenditures	—	—	(160,293)	(4,341)	—	(164,634)
Funding of intercompany notes payable	—	—	(1,341)	—	1,341	—
Payments received on intercompany notes payable	—	—	12,298	—	(12,298)	—
Dividend from subsidiary	—	—	10,500	—	(10,500)	—
Capital contribution to subsidiary	—	—	(13,850)	—	13,850	—
Other investing activities	—	—	7,285	—	—	7,285

Net cash used in investing activities	—	—	(107,099)	(63,815)	(7,607)	(178,521)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	764,284	—	—	—	—	764,284
Proceeds from long-term debt	—	—	1,059,300	—	—	1,059,300
Proceeds from issuance of senior notes	—	490,000	—	—	—	490,000
Payoff of term loan	—	—	(1,488,430)	—	—	(1,488,430)
Repurchase of fixed rate notes	—	—	(490,010)	—	—	(490,010)
Repurchase of floating rate notes	—	—	(192,600)	—	—	(192,600)
Payment of fees and costs on note tender offer	—	—	(45,163)	—	—	(45,163)
Payment of deferred loan costs	—	—	(18,497)	—	—	(18,497)
Borrowings under accounts receivable securitization	—	—	—	213,000	—	213,000
Repayment of accounts receivable securitization	—	—	—	(189,500)	—	(189,500)
Repayment of long-term debt and capital leases	—	—	(49,766)	—	—	(49,766)
Proceeds from intercompany notes payable	—	—	—	1,341	(1,341)	—
Repayment of intercompany notes payable	—	—	—	(12,298)	12,298	—
Dividend to parent	—	—	—	(10,500)	10,500	—
Capital contribution	—	—	—	13,850	(13,850)	—
Other financing activities	—	—	(904)	—	—	(904)
Net funding from (to) affiliates	(783,837)	(490,000)	1,273,837	—	—	—

Net cash (used in) provided by financing activities	(19,553)	—	47,767	15,893	7,607	51,714

Net decrease in cash and cash equivalents	(19,553)	—	(34,594)	(14,221)	—	(68,368)

Cash and cash equivalents at beginning of period	21,114	—	70,438	24,310	—	115,862
Cash and cash equivalents at end of period	$1,561	$—	$35,844	$10,089	$—	$47,494

Condensed consolidating statement of cash flows for the year ended December 31, 2009

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$—	$98,478	$16,857	$—	$115,335

Cash flows from investing activities:
Increase in restricted cash	—	—	—	(6,430)	—	(6,430)
Proceeds from sale of property and equipment	—	—	69,755	18	—	69,773
Capital expenditures	—	—	(70,023)	(1,242)	—	(71,265)
Funding of intercompany notes payable	—	—	(4,000)	—	4,000	—
Payments received on intercompany notes payable	—	—	5,725	—	(5,725)	—
Dividend from subsidiary	—	—	8,000	—	(8,000)	—
Capital contribution to subsidiary	—	—	(500)	—	500	—
Other investing activities	—	—	6,795	—	—	6,795

Net cash provided by (used in) investing activities	—	—	15,752	(7,654)	(9,225)	(1,127)

Cash flows from financing activities:
Payment of deferred loan costs	—	—	(19,694)	—	—	(19,694)
Repayment of long-term debt and capital leases	—	—	(30,820)	—	—	(30,820)
Distributions to stockholders	—	—	(16,383)	—	—	(16,383)
Interest payments received on stockholder loan receivable	—	—	16,383	—	—	16,383
Proceeds from intercompany notes payable	—	—	—	4,000	(4,000)	—
Repayment of intercompany notes payable	—	—	—	(5,725)	5,725	—
Dividend to parent	—	—	—	(8,000)	8,000	—
Capital contribution from parent	—	—	—	500	(500)	—
Other financing activities	—	—	(5,748)	—	—	(5,748)
Net funding from (to) affiliates	21,114	—	(21,114)	—	—	—

Net cash provided by (used in) financing activities	21,114	—	(77,376)	(9,225)	9,225	(56,262)

Net increase (decrease) in cash and cash equivalents	21,114	—	36,854	(22)	—	57,946

Cash and cash equivalents at beginning of period	—	—	33,584	24,332	—	57,916
Cash and cash equivalents at end of period	$21,114	$—	$70,438	$24,310	$—	$115,862

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Swift Transportation Company and subsidiaries required to be included in our periodic SEC filings. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company’s assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S.GAAP, and that receipts and expenditures are being made only in accordance with the authorization of management and directors of the company; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm that also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K. KPMG LLP’s report on internal control over financial reporting is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Swift Transportation Company:

We have audited Swift Transportation Company and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Swift Transportation Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

The audit report covering the December 31, 2011 consolidated financial statements of Swift Transportation Company refers to the adoption of Accounting Standards Update No. 2009-16, Accounting for Transfers of Financial Assets, included in FASB ASC Topic 860, Transfers and Servicing.

/s/ KPMG LLP

Phoenix, Arizona

February 27, 2012

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item 10 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC.

Item 11.	Executive Compensation

The information required under this Item 11 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table represents securities authorized for issuance under our 2007 Omnibus Incentive Plan at December 31, 2011:

	September 30,	September 30,	September 30,
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,120,066	$10.41	5,857,415
Equity compensation plans not approved by security holders	—	$—	—

Total	6,120,066	$10.41	5,857,415

The material features of the Company’s 2007 Omnibus Incentive Plan are described in Note 19 to the consolidated financial statements contained in this Form 10-K.

Other information required under this Item 12 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item 13 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC.

Item 14.	Principal Accountant Fees and Services

The information required under this Item 14 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as a part of this Form 10-K:

(1)	See the Consolidated Financial Statements included in Item 8 hereof.

(2)

Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(b)	Exhibits

Exhibit No.	Description	Page or Method of Filing

2.1	Agreement or Plan of Merger by and between Swift Corporation and Swift Transportation Company	Incorporated by reference to Exhibit 2.1 of Form 10-K for the year ended December 31, 2010

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

4.1	Specimen Class A Common Stock Certificate of Swift Transportation Company	Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement No. 333-168257 filed on November 30, 2010

4.2	Indenture, dated December 21, 2010, by and among Swift Services Holdings, Inc., Swift Transportation Company and the other Guarantors named therein, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 23, 2010

4.3	Intercreditor Agreement	Incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-4 filed on May 5, 2011

10.1	Credit Agreement among Swift Transportation Co., as borrower, Swift Transportation Company and the other guarantors parties thereto, as guarantors, and the lenders and agents parties thereto	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2011

10.2	Purchase and Sale Agreement, dated June 8, 2011, among Swift Receivables Company II, LLC, Swift Transportation Services, LLC, Swift Leasing Co., LLC, and Swift Intermodal, LLC	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2011

10.3**	Receivables Purchase Agreement, dated June 8, 2011, among Swift Receivables Company II, LLC, Swift Transportation Services, LLC, the various conduit purchasers from time to time party hereto, the various related committed purchasers from time to time party hereto, the various purchaser agents from time to time party hereto, the various LC participants from time to time party hereto, and PNC Bank, National Association	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2011

Exhibit No.	Description	Page or Method of Filing

10.4	Swift Holdings Corp. 2007 Omnibus Incentive Plan, effective October 10, 2007, as amended and restated on December 15, 2010 *	Incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2010

10.5	Form of Option Award Notice *	Incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-168257 filed on July 22, 2010

10.6	Swift Corporation Retirement Plan, effective January 1, 1992 *	Incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-168257 filed on July 22, 2010

10.7	Swift Corporation Amended and Restated Deferred Compensation Plan, effective January 1, 2008	Incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-168257 filed on July 22, 2010

10.8	First Amendment to the Swift Corporation Deferred Compensation Plan, effective January 1, 2009 *	Incorporated by reference to Exhibit 10.11 to Amendment No. 3 to Registration Statement No. 333-168257 filed on November 30, 2010

10.9	Swift Corporation 2010 Performance Bonus Plan, effective January 1, 2010 *	Incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-168257 filed on July 22, 2010

10.10	Pledge and Security Agreement, dated December 21, 2010, by and among Swift Services Holdings, Inc., Swift Transportation Company and the other Guarantors of the Notes, and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 23, 2010

21.1	Subsidiaries of Swift Transportation Company	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

24.1	Powers of Attorney	See signature page

Exhibit No.	Description	Page or Method of Filing

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101***	XBRL Instance Document	Furnished herewith

101***	XBRL Taxonomy Extension Schema Document	Furnished herewith

101***	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101***	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101***	XBRL Taxonomy Presentation Link base Document	Furnished herewith

*	Management contract or compensatory plan, contract or arrangement.

**

Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934.

***

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

February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry Moyes, James Fry and Virginia Henkels, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature and Title	Date	Signature and Title	Date

/s/ Jerry Moyes	February 27, 2012	/s/ William Post	February 27, 2012
Jerry Moyes Chief Executive Officer and Director (Principal executive officer)		William Post Chairman

/s/ Virginia Henkels	February 27, 2012	/s/ Richard H. Dozer	February 27, 2012
Virginia Henkels Executive Vice President and Chief Financial Officer (Principal financial officer)		Richard H. Dozer Director

/s/ Cary M. Flanagan	February 27, 2012	/s/ David Vander Ploeg	February 27, 2012
Cary M. Flanagan Vice President and Corporate Controller (Principal accounting officer)		David Vander Ploeg Director
		/s/ Glenn Brown	February 27, 2012
Glenn Brown Director