Form 10-Q
period 2012-03-31
SWIFT TRANSPORTATION Co
filed 2012-05-08
CIK 1492691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Class A common stock as of May 3, 2012 was 87,039,443, and the number of outstanding shares of the registrant’s Class B common stock as of May 3, 2012 was 52,495,236.

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	3

Consolidated Statements of Operations (Unaudited) for the Three Month Period Ended March 31, 2012 and 2011	4

Consolidated Statements of Comprehensive Income (Unaudited) for the Three Month Period Ended March 31, 2012 and 2011	5

Consolidated Statement of Stockholders’ Equity (Unaudited) for the Three Month Period Ended March 31, 2012	6

Consolidated Statements of Cash Flows (Unaudited) for the Three Month Period Ended March 31, 2012 and 2011	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Mine Safety Disclosures	36

Item 5. Other Information	36

Item 6. Exhibits	36

Signatures	37

EX 10.1 EX 10.2
EX 10.3
EX 31.1
EX 31.2
EX 32.1 EX-101 INSTANCE DOCUMENT EX-101 SCHEMA DOCUMENT EX-101 CALCULATION LINKBASE DOCUMENT EX-101 LABELS LINKSBASE DOCUMENT EX-101 PRESENTATION LINKBASE DOCUEMNT EX-101 DEFINITION LINKBASE DOCUEMNT

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Swift Transportation Company and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$47,684	$82,084
Restricted cash	61,006	71,724
Fixed maturity securities, held to maturity, amortized cost-restricted	11,086	—
Accounts receivable, net	339,191	324,035
Equipment sales receivable	734	5,500
Income tax refund receivable	1,726	1,881
Inventories and supplies	22,441	17,441
Assets held for sale	21,329	13,571
Prepaid taxes, licenses, insurance and other	50,036	46,559
Deferred income taxes	84,961	96,885
Current portion of notes receivable	5,766	6,455

Total current assets	645,960	666,135

Property and equipment, at cost:
Revenue and service equipment	1,676,849	1,674,452
Land	125,788	133,711
Facilities and improvements	230,359	229,420
Furniture and office equipment	41,863	41,183

Total property and equipment	2,074,859	2,078,766
Less: accumulated depreciation and amortization	787,164	778,769

Net property and equipment	1,287,695	1,299,997
Other assets	66,398	68,791
Intangible assets, net	346,183	350,486
Goodwill	253,256	253,256

Total assets	$2,599,492	$2,638,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,306	$81,688
Accrued liabilities	103,063	101,327
Current portion of claims accruals	75,730	73,266
Current portion of long-term debt and obligations under capital leases	96,650	59,339
Fair value of guarantees	1,195	1,195

Total current liabilities	382,944	316,815

Long-term debt and obligations under capital leases	1,446,387	1,530,104
Claims accruals, less current portion	103,307	96,277
Fair value of interest rate swaps, less current portion	11,000	10,061
Deferred income taxes	397,088	415,088
Securitization of accounts receivable	163,000	180,000
Other liabilities	—	4,131

Total liabilities	2,503,726	2,552,476

Contingencies (note 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 1,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 87,027,234 and 85,935,116 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	870	859
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 52,495,236 and 53,563,460 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	525	536
Additional paid-in capital	893,318	891,899
Accumulated deficit	(789,933)	(796,121)
Accumulated other comprehensive loss	(9,216)	(11,186)
Noncontrolling interest	202	202

Total stockholders’ equity	95,766	86,189

Total liabilities and stockholders’ equity	$2,599,492	$2,638,665

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2012	2011
	(Unaudited) (In thousands, except per share data)
Operating revenue	$826,885	$758,889
Operating expenses:
Salaries, wages and employee benefits	200,135	195,476
Operating supplies and expenses	55,042	57,104
Fuel	153,003	150,281
Purchased transportation	233,202	194,037
Rental expense	23,499	17,989
Insurance and claims	30,580	22,725
Depreciation and amortization of property and equipment	50,394	50,358
Amortization of intangibles	4,303	4,727
Impairments	1,065	—
Gain on disposal of property and equipment	(4,390)	(2,255)
Communication and utilities	6,246	6,460
Operating taxes and licenses	15,904	15,258

Total operating expenses	768,983	712,160

Operating income	57,902	46,729

Other (income) expenses:
Interest expense	32,776	37,501
Derivative interest expense	2,545	4,680
Interest income	(397)	(467)
Loss on debt extinguishment	20,940	—
Other	(602)	(511)

Total other (income) expenses, net	55,262	41,203

Income before income taxes	2,640	5,526
Income tax (benefit) expense	(3,548)	2,321

Net income	$6,188	$3,205

Basic earnings per share	$0.04	$0.02

Diluted earnings per share	$0.04	$0.02

Shares used in per share calculations
Basic	139,509	138,127

Diluted	140,392	138,900

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Net income	$6,188	$3,205

Other comprehensive income:
Accumulated losses on derivatives reclassified to income, net of tax	2,545	4,680
Change in fair value of interest rate swaps, net of tax	(575)	—

Comprehensive income	$8,158	$7,885

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statement of Stockholders’ Equity

							Accumulated Other Comprehensive Loss
	Class A		Class B		Additional Paid in Capital				Total Stockholder’s Equity
	Common Stock		Common Stock			Accumulated Deficit		Noncontrolling Interest
	Shares	Par Value	Shares	Par Value
	(Unaudited)
	(In thousands, except per share data)
Balances, December 31, 2011	85,935,116	$859	53,563,460	$536	$891,899	$(796,121)	$(11,186)	$202	$86,189
Exercise of stock options and tax deficiency	23,894				152				152
Conversion of Class B shares to Class A shares	1,068,224	11	(1,068,224)	(11)					—
Other comprehensive income							1,970		1,970
Non-cash equity compensation					1,267				1,267
Net income						6,188			6,188

Balances, March 31, 2012	87,027,234	$870	52,495,236	$525	$893,318	$(789,933)	$(9,216)	$202	$95,766

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$6,188	$3,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	54,697	55,085
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	4,260	6,117
Gain on disposal of property and equipment less write-off of totaled tractors	(4,280)	(1,998)
Impairment of property and equipment	1,065	—
Equity losses of investee	78	—
Deferred income taxes	(5,712)	2,426
Provision for allowance for losses on accounts receivable	138	85
Loss on debt extinguishment	20,940	—
Non-cash equity compensation	1,267	2,424
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(15,293)	(37,872)
Inventories and supplies	(5,000)	(1,849)
Prepaid expenses and other current assets	(3,322)	(4,348)
Other assets	123	5,360
Accounts payable, accrued and other liabilities	15,023	31,240

Net cash provided by operating activities	70,172	59,875

Cash flows from investing activities:
Decrease (increase) in restricted cash	10,718	(510)
Change in fixed maturity securities-restricted	(11,086)	—
Funding of GTI note receivable	(7,500)	—
Proceeds from sale of property and equipment	33,858	5,880
Capital expenditures	(44,246)	(39,534)
Payments received on notes receivable	1,980	1,647
Expenditures on assets held for sale	(1,719)	(3,085)
Payments received on assets held for sale	1,760	4,053
Payments received on equipment sale receivables	5,466	—
Other investing activities	(500)	—

Net cash used in investing activities	(11,269)	(31,549)

Cash flows from financing activities:

Proceeds from issuance of Class A common stock, net of issuance costs	—	62,994
Repayment of long-term debt and capital leases	(70,523)	(81,765)
Payment of deferred loan costs	(5,932)	—
Borrowings under accounts receivable securitization	89,000	22,000
Repayment of accounts receivable securitization	(106,000)	(57,500)
Proceeds from exercise of stock options	263	—
Income tax deficiency from exercise of stock options	(111)	—

Net cash used in financing activities	(93,303)	(54,271)

Net decrease in cash and cash equivalents	(34,400)	(25,945)

Cash and cash equivalents at beginning of period	82,084	47,494
Cash and cash equivalents at end of period	$47,684	$21,549

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statements of Cash Flows — (continued)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,557	$7,391

Income taxes	$2,220	$842

Supplemental schedule of:
Non-cash investing activities:
Equipment sales receivables	$700	$844

Equipment purchase accrual	$18,870	$9,840

Notes receivable from sale of assets	$685	$3,579

Non-cash financing activities:
Accrued deferred loan costs	$120	$—

Capital lease additions	$17,099	$705

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

Swift Transportation Company (formerly Swift Corporation) is the holding company for Swift Transportation Co., LLC (a Delaware limited liability company, formerly Swift Transportation Co., Inc., a Nevada corporation) and its subsidiaries (collectively, “Swift Transportation Co.”), a truckload carrier headquartered in Phoenix, Arizona, and Interstate Equipment Leasing, LLC (“IEL”) (all the foregoing being, collectively, “Swift” or the “Company”). The Company operates predominantly in one industry, road transportation, throughout the continental United States and Mexico and has only one reportable segment. At March 31, 2012, the Company operated a national terminal network and a tractor fleet of approximately 15,600 units comprised of 11,600 tractors driven by company drivers and 4,000 owner-operator tractors, a fleet of 51,000 trailers, and 6,400 intermodal containers.

In the opinion of management, the accompanying financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) include all adjustments necessary for the fair presentation of the interim periods presented. These interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2011. Management has evaluated the effect on the Company’s reported financial condition and results of operations of events subsequent to March 31, 2012 through the issuance of the financial statements.

Note 2. New Accounting Standards

Effective January 1, 2012, the Company adopted ASU No. 2011-04, Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU was issued concurrently with International Financial Reporting Standards (“IFRS”) 13, Fair Value Measurements (IFRS 13), and amends Topic 820 to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. The adoption did not have a material impact on the amounts and disclosures in the Company’s consolidated financial statements.

Note 3. Income Taxes

The effective tax rate for the three months ended March 31, 2012 was (134.4)%, which was 173 percentage points lower than the normalized effective tax rate of 39% primarily due to a deferred state tax benefit related to an internal corporate restructuring of our subsidiaries. Excluding the impact of discrete items, the effective tax rate for the quarter would be 39.0%. The effective tax rate for the three months ended March 31, 2011 was 42.0%, which is three percentage points higher than the normalized effective tax rate primarily due to the amortization of previous losses in accumulated other comprehensive income (“OCI”) related to interest rate swaps the Company terminated in conjunction with its going public in December 2010.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of March 31, 2012 were approximately $1.1 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company anticipates that the total amount of unrecognized tax benefits may decrease by approximately $0.8 million during the next twelve months, which should not have a material impact on the Company’s financial statements.

Certain of the Company’s subsidiaries are currently under examination by the state of California for the 2005, 2006 and May 10, 2007 tax years. In addition, other state jurisdictions are conducting examinations for years ranging from 2007 to 2009. During 2012, the Company anticipates concluding its California examination for 2005, 2006 and short period ending May 10, 2007. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Years subsequent to 2007 remain subject to examination.

Note 4. Investments

The Company accounts for its investments in accordance with Topic 320, Investments – Debt and Equity Securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination on a quarterly basis. As of March 31, 2012, all of the Company’s investments were classified as held to maturity, as the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are carried at amortized cost. The amortized cost of debt securities is adjusted using the effective interest rate method for amortization of premiums and accretion of discounts. Such amortization and accretion is reported in other (income) expenses in the Company’s consolidated statements of operations. These investments will be used to reimburse the insurance claim losses paid by the Company’s captive insurance companies, Red Rock Risk Retention Group, Inc., (“Red Rock”) and Mohave Transportation Insurance Company (“Mohave”), and are restricted by insurance regulations. The following table presents the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s fixed maturity securities at March 31, 2012 (in thousands):

	March 31, 2012
	Cost or	Gross Unrealized		Estimated
	Amortized		Temporary	Fair
	Cost	Gains	Losses	Value
Fixed Maturity Securities-restricted:
Foreign corporate securities	$2,022	$—	$27	$1,995
U.S. corporate securities	9,064	4	6	9,062

Total fixed maturity securities-restricted	$11,086	$4	$33	$11,057

As of March 31, 2012, the contractual maturities of the fixed maturity securities were one year or less. As of March 31, 2012, the Company held five securities with unrealized losses for less than 12 months.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

The Company periodically evaluates fixed maturity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value.

The Company accounts for other-than-temporary impairments of debt securities using the provisions of Topic 320 related to the recognition of other-than-temporary impairments of debt securities. This guidance requires the Company to evaluate whether it intends to sell an impaired debt security or whether it is more likely than not that it will be required to sell an impaired debt security before recovery of the amortized cost basis. If either of these criteria are met, an impairment equal to the difference between the debt security’s amortized cost and its estimated fair value is recognized in earnings.

For impaired debt securities that do not meet this criteria, the Company determines if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security’s amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of accumulated OCI. The Company did not recognize any impairment losses for the three months ended March 31, 2012.

Note 5. Intangible Assets

Intangible assets as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31,	December 31,
	2012	2011
Customer Relationship:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(110,178)	(105,875)
Owner-Operator Relationship:
Gross carrying value	3,396	3,396
Accumulated amortization	(3,396)	(3,396)
Trade Name:
Gross carrying value	181,037	181,037

Intangible assets, net	$346,183	$350,486

For all periods ending on or after December 31, 2007, amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with Swift Transportation Co.’s 2007 going private transaction. Intangible assets acquired as a result of the 2007 going private transaction include trade name, customer relationships, and owner-operator relationships. Amortization of the customer relationship acquired in the going private transaction is calculated on the 150% declining balance method over the estimated useful life of 15 years. The customer relationship contributed to the Company at May 9, 2007 is amortized using the straight-line method over 15 years. The trade name has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value.

Amortization of intangibles for the three months ended March 31, 2012 and 2011 is comprised of $4.0 million and $4.4 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to previous intangible assets existing prior to the 2007 going private transaction.

Note 6. Assets Held for Sale

Assets held for sale as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31,	December 31,
	2012	2011
Land and facilities	$17,881	$9,958
Revenue equipment	3,448	3,613

Assets held for sale	$21,329	$13,571

As of March 31, 2012 and December 31, 2011, assets held for sale are carried at the lower of depreciated cost or estimated fair value less expected selling costs. The Company expects to sell these assets within the next twelve months.

The increase in assets held for sale during the quarter ended March 31, 2012 was the result of management identifying a vacant property located in Portland, Oregon with a carrying value of $7.9 million as an asset held for sale.

Note 7. Equity Investment and Note Receivable – GTI Holdings, LLC

On February 14, 2012, the Company contributed approximately $500 thousand to GTI Holdings, LLC (“GTI”) in return for a 49.95% ownership interest. GTI was formed in January 2012 for the purpose of acquiring the assets and business of three trucking companies engaged in bulk transporting of water, oil, liquids and pipe to various oil companies drilling in the Bakken Shale in northwestern North Dakota. The Company accounts for its interest in GTI using the equity method. During the three months ended March 31, 2012, the Company recorded equity losses of $78 thousand in other expense in the Company’s consolidated statements of operations relating to its investment in GTI.

Additionally, the Company loaned $7.5 million to GTI pursuant to a secured promissory note. The note accrues interest at a fixed rate equal to 9.0% per annum with interest due quarterly beginning July 31, 2012. Beginning December 31, 2012, principal payments on the note are due in equal quarterly installments of 5.0% of the initial aggregate principal amount. All outstanding interest and principal are due on April 30, 2015. The note is secured by substantially all the assets of GTI.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Note 8. Debt and Financing Transactions

Other than the Company’s accounts receivable securitization as discussed in Note 9 and its outstanding capital lease obligations as discussed in Note 10, the Company had long-term debt outstanding at March 31, 2012 and December 31, 2011 as follows (in thousands):

	March 31,	December 31,
	2012	2011
Senior secured first lien term loan due December 2016, net of $487 OID at March 31, 2012	$199,513	$—
Senior secured first lien term loan due December 2017, net of $1,660 OID at March 31, 2012	672,340	—
Senior secured first lien term loan due December 2016, net of $8,855 OID at December 31, 2011	—	925,534
Senior second priority secured notes due November 15, 2018, net of $8,386 and $8,702 OID at March 31, 2012 and December 31, 2011, respectively	491,614	491,298
12.50% fixed rate notes due May 15, 2017	15,238	15,638
Other	5,772	8,276

Total long-term debt	1,384,477	1,440,746
Less: current portion	31,144	6,678

Long-term debt, less current portion	$1,353,333	$1,434,068

The credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary. As of March 31, 2012 and December 31, 2011, the balance of deferred loan costs was $12.8 million and $22.3 million, respectively, and is reported in other assets in the Company’s consolidated balance sheets.

Senior Secured Credit Facility

The senior secured credit facility was entered into on December 21, 2010 and consisted of a first lien term loan with an original aggregate principal amount of $1.07 billion due December 2016 and a $400.0 million revolving line of credit due December 2015 (the “Old Agreement”). On March 6, 2012, the Company entered into an Amended and Restated Credit Agreement (the “New Agreement”) replacing the Old Agreement with a remaining $874.0 million face value first lien term loan, which matured in December 2016 and accrued interest at the LIBOR rate plus 4.50%, including a minimum LIBOR rate of 1.50%. The replacement of the Old Agreement with the New Agreement resulted in a loss on debt extinguishment of $20.9 million, before tax, representing the write-off of the remaining unamortized portion of original issue discount and deferred financing fees associated with the Old Agreement.

The New Agreement is comprised of a $200.0 million face value first lien term loan B-1 tranche, net of unamortized original issue discount of $0.5 million, and a $674.0 million face value first lien term loan B-2 tranche, net of unamortized original issue discount of $1.7 million at March 31, 2012. The $200.0 million face value first lien term loan B-1 accrues interest at the LIBOR rate plus 3.75% with no minimum LIBOR rate and includes scheduled quarterly principal payments beginning June 30, 2012 of $5.0 million per quarter through December 2013 and generally $10.0 million per quarter thereafter until maturity in December 2016. The $674.0 million face value first lien term loan B-2 tranche accrues interest at the LIBOR rate plus 3.75% with a minimum LIBOR rate of 1.25% and includes scheduled quarterly principal payments of 0.25% of the original loan amount, or $1.685 million, until maturity in December 2017.

In addition to the pricing, payment and maturity changes described above, the New Agreement amends and clarifies certain provisions, including, but not limited to, adding accordion features that provide for an increase in the term loans or revolving commitment of up to $250.0 million in aggregate, subject to the satisfaction of certain conditions and the participation of the lenders; modifying the definition of Adjusted EBITDA to add back expenses relating to permitted acquisitions and dispositions; removing the requirement to prepay the facility from the proceeds of equity offerings where the Company is not in violation of a leverage condition; and relaxing the restrictions on the repurchase or redemption of the Company’s senior notes where the Company is in compliance with a defined leverage ratio.

As of March 31, 2012, there were no borrowings under the $400.0 million revolving line of credit, while the Company had outstanding letters of credit under this facility primarily for workers’ compensation and self-insurance liability purposes totaling $162.2 million, leaving $237.8 million available under the revolving line of credit. Outstanding letters of credit incur fees of 4.50% per annum. The Company was in compliance with the covenants in the senior secured credit agreement at March 31, 2012.

Reference is made to Note 16 of these Notes to Consolidated Financial Statements for a discussion of the First Amendment to the New Agreement and the Incremental Facility Amendment to the New Agreement that were entered into in April 2012, as well as the voluntary prepayments the Company made on the first lien term loan B-1 and B-2 tranches in April 2012.

Senior Second Priority Secured Notes

On December 21, 2010, Swift Services Holdings, Inc., a wholly owned subsidiary, completed a private placement of senior second priority secured notes totaling $500.0 million face value which mature in November 2018 and bear interest at 10.00% (the “senior notes”). The Company received proceeds of $490.0 million, net of a $10.0 million original issue discount. Interest on the senior notes is payable on May 15 and November 15 each year, beginning May 15, 2011. The Company was in compliance with the covenants in the indenture governing the senior second priority secured notes at March 31, 2012.

Fixed Rate Notes

As of March 31, 2012 and December 31, 2011, there was $15.2 million and $15.6 million, respectively, outstanding of 12.50% fixed rate notes due May 15, 2017. The Company was in compliance with the covenants in the indenture governing the fixed rate notes at March 31, 2012.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Note 9. Accounts Receivable Securitization

On June 8, 2011, Swift Receivables Company II, LLC, a Delaware limited liability company (“SRCII”), a wholly-owned bankruptcy-remote special purpose subsidiary, entered into a receivables sale agreement (the “2011 RSA”) with unrelated financial entities (the “Purchasers”) to replace the Company’s prior accounts receivable sale facility and to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. Pursuant to the 2011 RSA, the Company’s receivable originator subsidiaries will sell all of their eligible accounts receivable to SRCII, which in turn sells a variable percentage ownership interest in its accounts receivable to the Purchasers. The 2011 RSA provides for up to $275.0 million initially in borrowing capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The 2011 RSA terminates on June 8, 2014 and is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. Outstanding balances under the 2011 RSA accrue program fees generally at commercial paper rates plus 125 basis points, and unused capacity is subject to an unused commitment fee of 40 basis points. Pursuant to the 2011 RSA, collections on the underlying receivables by the Company are held for the benefit of SRCII and the Purchasers in the facility and are unavailable to satisfy claims of the Company and its subsidiaries. The facility qualifies for treatment as a secured borrowing under Topic 860, Transfers and Servicing, and as such, outstanding amounts are carried on the Company’s consolidated balance sheets as a liability with program fees recorded in interest expense in the Company’s consolidated statements of operations.

For the three months ended March 31, 2012, the Company incurred program fees of $0.8 million associated with the 2011 RSA. During the first quarter of 2011 the Company incurred program fees of $1.3 million associated with the 2008 RSA. As of March 31, 2012, the outstanding borrowing under the 2011 RSA was $163.0 million against a total available borrowing base of $252.3 million, leaving $89.3 million available. As of December 31, 2011, the outstanding borrowing under the 2011 RSA was $180.0 million against a total available borrowing base of $249.8 million.

Note 10. Capital Leases

The Company leases certain revenue equipment under capital leases. The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. The Company is obligated to pay the balloon payments at the end of the leased term whether or not it receives the proceeds of the contracted residual values from the respective manufacturers. Certain leases contain renewal or fixed price purchase options. Obligations under capital leases total $158.6 million at March 31, 2012, the current portion of which is $65.5 million. The leases are collateralized by revenue equipment with a cost of $335.1 million and accumulated amortization of $132.3 million at March 31, 2012. The amortization of the equipment under capital leases is included in depreciation and amortization of property and equipment in the Company’s consolidated statements of operations.

Note 11. Derivative Financial Instruments

In April 2011, as contemplated by the credit facility, the Company entered into two forward-starting interest rate swap agreements with a notional amount of $350.0 million. These interest rate swaps take effect in January 2013 and have a maturity date of July 2015. On April 27, 2011 (“designation date”), the Company designated and qualified these interest rate swaps as cash flow hedges. These interest rate swap agreements are highly effective as a hedge of the Company’s variable rate debt. Subsequent to the April 27, 2011 designation date, the effective portion of the changes in estimated fair value of the designated swaps is recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the hedged debt affects earnings, which hedged interest accruals do not begin until January 2013. Any ineffective portions of the changes in the estimated fair value of designated interest rate swaps will be recognized directly to earnings as derivative interest expense in the Company’s consolidated statements of operations. At March 31, 2012 and December 31, 2011, changes in estimated fair value of the designated interest rate swap agreements totaling $6.7 million and $6.2 million, net of tax, respectively, were reflected in accumulated OCI.

As of March 31, 2012, the Company estimates that $0.2 million of the unrealized losses included in accumulated OCI related to these swaps will be realized and reported in earnings within the next twelve months. The estimated fair value of the interest rate swap liability at March 31, 2012 and December 31, 2011, was $11.0 million and $10.1 million, respectively. The estimated fair values of the interest rate swaps are based on valuations provided by third parties, derivative pricing models, and credit spreads derived from the trading levels of the Company’s first lien term loan. Refer to Note 12 for further discussion of the Company’s estimated fair value methodology.

As of March 31, 2012 and December 31, 2011, the Company had no interest rate derivative contracts that were not designated as hedging instruments under Topic 815, Derivatives and Hedging.

For the three months ended March 31, 2012 and 2011, respectively, information about amounts and classification of gains and losses on the Company’s interest rate derivative contracts that were previously designated as hedging instruments under Topic 815 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Amount of loss recognized in OCI on derivatives (effective portion)	$575	$—
Amount of loss reclassified from accumulated OCI into income as “Derivative interest expense” (effective portion)	$(2,545)	$(4,680)

Note 12. Fair Value Measurement

Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of March 31, 2012 and December 31, 2011, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Fixed maturity securities-restricted	$11,086	$11,057	$—	$—
Financial Liabilities:
Senior secured first lien term loan due December 2016	199,513	199,584	—	—
Senior secured first lien term loan due December 2017	672,340	676,038	—	—
Senior secured first lien term loan	—	—	925,534	923,220
Senior second priority secured notes	491,614	537,088	491,298	517,091
Fixed rate notes	15,238	16,000	15,638	16,420
Interest rate swaps	11,000	11,000	10,061	10,061
Securitization of accounts receivable	163,000	163,000	180,000	180,000

The carrying amounts shown in the table (other than the fixed maturity securities, interest rate swaps, and the securitization of accounts receivable) are included in the consolidated balance sheets in long-term debt and obligations under capital leases. The estimated fair values of the financial instruments shown in the above table as of March 31, 2012 and December 31, 2011, represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.

The following summary presents a description of the methods and assumptions used to estimate the fair value of each class of financial instrument.

Fixed maturity securities-restricted

The estimated fair value of the Company’s fixed maturity securities investments are based on quoted prices in active markets that are readily and regularly obtainable.

First lien term loans, senior second priority secured notes, and fixed rate notes

The estimated fair values of the first lien term loan, senior second priority secured notes and fixed rate notes were determined by bid prices in trades between qualified institutional buyers.

Securitization of Accounts Receivable

The Company’s securitization of accounts receivable consists of borrowings outstanding pursuant to the Company’s 2011 RSA, as discussed in Note 9. Its fair value is estimated by discounting future cash flows using a discount rate commensurate with the uncertainty involved.

Interest rate swaps

The Company’s interest rate swap agreements were carried on the balance sheet at estimated fair value at March 31, 2012 and consisted of two interest rate swaps. These swaps were entered into for the purpose of hedging the variability of interest expense and interest payments on the Company’s long-term variable rate debt. Because the Company’s interest rate swaps are not actively traded, they are valued using valuation models.

Interest rate yield curves and credit spreads derived from trading levels of the Company’s first lien term loan are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments the Company holds. The Company considers the effect of its own credit standing and that of its counterparties in the valuations of its derivative financial instruments. As of March 31, 2012, the Company had recorded a credit valuation adjustment of $1.0 million, based on the credit spread derived from trading levels of the Company’s first lien term loan, to reduce the interest rate swap liability to its estimated fair value.

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

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company will measure estimated fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the estimated fair value measurement in its entirety. Following is a brief summary of the Company’s classification within the fair value hierarchy of each major category of assets and liabilities that it measures and reports on its consolidated balance sheets at estimated fair value on a recurring basis as of March 31, 2012:

•

Interest rate swaps. The Company’s interest rate swaps are not actively traded but are valued using valuation models and credit valuation adjustments, both of which use significant inputs that are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classified these valuation techniques as Level 2 in the hierarchy.

As of March 31, 2012, no assets of the Company were measured at estimated fair value on a recurring basis. As of March 31, 2012 and December 31, 2011, information about inputs into the estimated fair value measurements of each major category of the Company’s liabilities that were measured at estimated fair value on a recurring basis in periods subsequent to their initial recognition was as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2012:
Interest rate swaps	$11,000	$—	$11,000	$—

As of December 31, 2011:
Interest rate swaps	$10,061	$—	$10,061	$—

As of March 31, 2012, information about inputs into the estimated fair value measurements of the Company’s assets that were measured at estimated fair value on a nonrecurring basis in the period is as follows (in thousands):

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant Other Observable
	Total Estimated	Markets for		Significant Unobservable
		Identical Assets			Total Gains
Description	Fair Value	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	(Losses)
As of March 31, 2012:
Real property	$665	$—	$—	$665	$(1,065)

In accordance with the provisions of Topic 360, Property, Plant and Equipment, real property with a carrying amount of $1.7 million was written down to its estimated fair value of $0.6 million during the first quarter of 2012, resulting in an impairment charge of $1.1 million, which was included in impairments in the Company’s consolidated statements of operations for the three months ended March 31, 2012. The impairment of this asset was identified due to the Company’s decision to no longer use this property for its initial intended purpose. The Company estimated its fair value using significant unobservable inputs because there have been no recent sales of similar properties in the market place.

Note 13. Earnings per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except
	per share amounts)
Net income	$6,188	$3,205

Weighted average shares:
Common shares outstanding for basic earnings per share	139,509	138,127

Common shares outstanding for diluted earnings per share	140,392	138,900

Basic earnings per share	$0.04	$0.02

Diluted earnings per share	$0.04	$0.02

The difference between basic shares outstanding and diluted shares outstanding for the three months ended March 31, 2012 and 2011 represents the dilutive effect of potential Class A common shares issuable under outstanding stock option awards. Equivalent shares issuable upon exercise of stock options exclude 281,142 shares in 2012 as the effect was antidilutive. As of March 31, 2012 and 2011, there were 6,058,917 and 6,100,480 options outstanding, respectively.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Note 14. Settlement—City of Los Angeles

Effective March 2, 2012, the Company and the City of Los Angeles (the “City”) entered into the Settlement Agreement and Mutual Release of Claims (“Settlement”). The Settlement was associated with the Incentive Addendum to Drayage Services Concession Agreement entered into by the Company and the City in December 2008 and as amended, in June 2009 (collectively the “Amended Addendum”). Pursuant to the Amended Addendum, in 2008 the Company received a one-time, early commitment incentive based on a minimum number of required drays to be completed by the Company over a five year term. The Company initially recorded the incentive as deferred revenue, and at the time of the Settlement, the Company had approximately $9.2 million remaining as deferred revenue. Concurrent with the City’s and the Company’s execution of the Settlement and the corresponding termination of the Amended Addendum, the Company refunded the City $4.0 million in full satisfaction of its obligations under the Amended Addendum and in full and final settlement of all claims for payment and damages that may be alleged by the City under the Amended Addendum. The remaining $5.2 million recorded as deferred revenue was recognized into income and classified as a reduction of operating supplies and expenses in the Company’s consolidated statements of operations.

Note 15. Contingencies

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

2004 owner-operator class action litigation

On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly situated persons against Swift Transportation: Garza vs. Swift Transportation Co., Inc., Case No. CV07-0472. The putative class originally involved certain owner-operators who contracted with us under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that we should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied plaintiff’s petition for class certification, the plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14, 2008, we filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted our petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, the plaintiff renewed the motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. Upon certification, we filed a motion to compel arbitration as well as filing numerous motions in the trial court urging dismissal on several other grounds including, but not limited to the lack of an employee as a class representative, and because the named owner-operator class representative only contracted with us for a three month period under a one year contract that no longer exists. In addition to these trial court motions, we also filed a petition for special action with the Arizona Court of Appeals arguing that the trial court erred in certifying the class because the trial court relied upon the Court of Appeals ruling that was previously overturned by the Arizona Supreme Court. On April 7, 2011, the Arizona Court of Appeals declined jurisdiction to hear this petition for special action and we filed a petition for review to the Arizona Supreme Court. On August 31, 2011, the Arizona Supreme Court declined to review the decision of the Arizona Court of Appeals and we will now continue to pursue our original motions with the trial court that were stayed pending the foregoing decisions at the appellate court level. We intend to pursue all available appellate relief supported by the record, which we believe demonstrates that the class is improperly certified and, further, that the claims raised have no merit or are subject to mandatory arbitration. The Maricopa County trial court’s decision pertains only to the issue of class certification, and we retain all of our defenses against liability and damages. The final disposition of this case and the impact of such final disposition cannot be determined at this time.

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

California wage, meal and rest employee class action

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

On April 5, 2012, we were served with an additional class action complaint alleging facts similar to those as set forth in the Burnell Complaint. This new class action is James R. Rudsell, on behalf of himself and all others similarly situated v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Company, Case No. CIVDS 1200255, in the Superior Court of California for the County of San Bernadino, or the Rudsell Complaint.

We intend to vigorously defend certification of the class in both matters as well as the merits of these matters should the classes be certified. The final disposition of both cases and the impact of such final dispositions of these cases cannot be determined at this time.

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

California and Oregon minimum wage class action

On July 12, 2011, a class action lawsuit was filed by Simona Montalvo on behalf of herself and all similarly situated persons against Swift Transportation: Montalvo et al. v. Swift Transportation Corporation d/b/a ST Swift Transportation Corporation in the Superior Court of California, County of San Diego, or the Montalvo Complaint. The Montalvo Complaint was removed to federal court on August 15, 2011, case number 3-11-CV-01827-L. Upon petition by plaintiffs, the matter was remanded to state court and we filed an appeal to this remand. On July 11, 2011 a class action lawsuit was filed by Glen Ridderbush on behalf of himself and all similarly situated persons against Swift Transportation: Ridderbush et al. v. Swift Transportation Co. of Arizona LLC and Swift Transportation Services, LLC in the Circuit Court for the State of Oregon, Multnomah County, or the Ridderbush Complaint. The Ridderbush Complaint was removed to federal court on August 24, 2011, case number 3-11-CV-01028. Both putative classes include employees alleging that candidates for employment within the four year statutory period in California and within the three year statutory period in Oregon, were not paid the state mandated minimum wage during their orientation phase.

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

Washington overtime class action

On September 9, 2011, a class action lawsuit was filed by Troy Slack on behalf of himself and all similarly situated persons against Swift Transportation: Troy Slack, et al v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Corporation in the State Court of Washington, Pierce County, or the Slack Compliant. The Slack Compliant was removed to federal court on October 12, 2011, case number 11-2-11438-0. The putative class includes all current and former Washington State based employee drivers during the three year statutory period alleging that they were not paid overtime in accordance with Washington State law and that they were not properly paid for meal and rest periods. We intend to vigorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.

Arizona FCRA class action

On August 8, 2011, a proposed class action lawsuit was filed by Kelvin D. Daniel, Tanna Hodges, and Robert R. Bell, Jr. on behalf of themselves and all similarly situated persons against Swift Transportation Corporation: Kelvin D. Daniel, Tanna Hodges, and Robert R. Bell, Jr. et al. v. Swift Transportation Corporation, in the United States District Court for the District of Arizona, case number 2:11-CV-01548-ROS, or the Daniel Complaint. Plaintiffs sought employment with Swift Transportation of Arizona, LLC (“Swift Arizona”) and that entity has answered the complaint. The putative class includes individuals throughout the United States who sought employment with Swift Arizona and about whom Swift Arizona procured a criminal background report for employment purposes during the application process. The complaint alleges Swift Arizona violated the Fair Credit Reporting Act (“FCRA”). Among the allegations are that Swift Arizona i) did not make adequate disclosures or obtain authorizations for applicants; ii) did not issue pre-adverse action notices for in-person applicants who were not hired in whole or in part because of a background report that contained at least one derogatory item that would disqualify the person under Swift Arizona’s hiring policies; and iii) did not issue adverse action notifications to applicants who were not hired in whole or in part because of a background report that contained at least one derogatory item that would disqualify the person from under Swift Arizona’s hiring policies. In October 2011, in response to a partial motion to dismiss filed by Swift Arizona, the plaintiffs filed an amended complaint, to which Swift Arizona answered in part, and after the court denied a partial motion to dismiss, Swift Arizona filed an answer addressing the remaining allegations. Swift Arizona intends to vigorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Illinois discrimination class action

On October 3, 2011, a class action lawsuit was filed by Steve C. Bluford on behalf of himself and all similarly situated persons against Swift Transportation: Steve C. Bluford v Swift v. Transportation, in the United States District Court for the Northern District of Illinois, Eastern Division, case number 1-11CV-06932. The putative class includes all African American employee drivers who worked from the Illinois terminal during the two year statutory period alleging that Swift failed to treat similarly situated African American employees in the same manner as Caucasian employees. The named plaintiff, Steve Bluford, previously filed an EEOC complaint raising the same allegations which was dismissed by the EEOC as having no merit. Swift has filed a motion to dismiss this action. We intend to vigorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.

Note 16. Subsequent Events

In April 2012, the Company entered into the First Amendment to the Amended and Restated Credit Agreement (“Amendment”). The Amendment reduced the applicable rate on the revolving credit facility from 4.50% to a range of 3.00% to 3.25% for LIBOR based borrowings and letters of credit and from 3.50% to a range of 2.00% to 2.25% for Base Rate borrowings, depending on the Company’s consolidated leverage ratio as defined in the credit agreement. Additionally, the commitment fee for the unused portion of the revolving credit facility was reduced from a range of 0.50% to 0.75% to a range of 0.25% to 0.50% depending on the Company’s consolidated leverage ratio. In addition, the maturity date of the revolving credit facility was extended from December 21, 2015 to September 21, 2016.

On April 17, 2012, the Company entered into the Incremental Facility Amendment to the Amended and Restated Credit Agreement (“Incremental Facility Amendment”). Pursuant to the Incremental Facility Amendment, the Company received $10.0 million in proceeds from a Specified Incremental Tranche B-1 Term Loan (“Incremental Term Loan”). The terms applicable to the Incremental Term Loan are the same as those applicable to the first lien term loan B-1 tranche under the Company’s Amended and Restated Credit Agreement. The proceeds from the Incremental Term Loan and advances from the Company’s accounts receivable securitization facility were used to make voluntary prepayments of $26.3 million on the first lien term loan B-1 tranche and $23.9 million on the first lien term loan B-2 tranche. These prepayments have satisfied the scheduled principal payments on the first lien term loan B-1 tranche through June 2013 and the first lien term loan B-2 tranche through September 2015.

Note 17. Guarantor Condensed Consolidating Financial Statements

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

The condensed financial statements present condensed financial data for (i) Swift Transportation Company (on a parent only basis), (ii) Swift Services Holdings, Inc. (on an issuer only basis), (iii) the combined Guarantor Subsidiaries, (iv) the combined Non-Guarantor Subsidiaries, (v) an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and (vi) the parent company and subsidiaries on a consolidated basis as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011.

Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Condensed consolidating balance sheet as of March 31, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$32,734	$—	$7,568	$7,382	$—	$47,684
Restricted cash and fixed maturity securities-restricted	—	—	—	72,092	—	72,092
Accounts receivable, net	4	—	13,644	328,970	(3,427)	339,191
Intercompany receivable (payable)	(7,742)	456,818	(506,157)	57,081	—	—
Other current assets	55,675	9,163	113,198	8,957	—	186,993

Total current assets	80,671	465,981	(371,747)	474,482	(3,427)	645,960

Property and equipment, net	—	—	1,252,606	35,089	—	1,287,695
Other assets	(56,933)	743,663	(378,512)	5,756	(247,576)	66,398
Intangible assets, net	—	—	335,176	11,007	—	346,183
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$23,738	$1,209,644	$1,084,500	$532,613	$(251,003)	$2,599,492

Current portion of long-term debt and obligations under capital leases	$—	$—	$96,117	$69,765	$(69,232)	$96,650
Other current liabilities	1,565	18,889	240,079	29,188	(3,427)	286,294

Total current liabilities	1,565	18,889	336,196	98,953	(72,659)	382,944

Long-term debt and obligations under capital leases	—	491,614	953,889	6,368	(5,484)	1,446,387
Deferred income taxes	(51,121)	(238)	445,035	3,412	—	397,088
Securitization of accounts receivable	—	—	—	163,000	—	163,000
Other liabilities	—	—	66,977	47,330	—	114,307

Total liabilities	(49,556)	510,265	1,802,097	319,063	(78,143)	2,503,726

Total stockholders’ equity (deficit)	73,294	699,379	(717,597)	213,550	(172,860)	95,766

Total liabilities and stockholders’ equity (deficit)	$23,738	$1,209,644	$1,084,500	$532,613	$(251,003)	$2,599,492

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Condensed consolidating balance sheet as of December 31, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$11,132	$—	$64,717	$6,235	$—	$82,084
Restricted cash	—	—	—	71,724	—	71,724
Accounts receivable, net	—	—	17,234	310,997	(4,196)	324,035
Intercompany receivable (payable)	—	442,000	(497,693)	55,693	—	—
Other current assets	69,060	19,203	90,245	9,784	—	188,292

Total current assets	80,192	461,203	(325,497)	454,433	(4,196)	666,135

Property and equipment, net	—	—	1,264,765	35,232	—	1,299,997
Other assets	(63,761)	2,692	279,037	6,147	(155,324)	68,791
Intangible assets, net	—	—	339,281	11,205	—	350,486
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$16,431	$463,895	$1,804,563	$513,296	$(159,520)	$2,638,665

Current portion of long-term debt and obligations under capital leases	$—	$—	$58,806	$37,426	$(36,893)	$59,339
Other current liabilities	1,460	6,389	225,604	28,219	(4,196)	257,476

Total current liabilities	1,460	6,389	284,410	65,645	(41,089)	316,815

Long-term debt and obligations under capital leases	—	491,298	1,037,783	6,258	(5,235)	1,530,104
Deferred income taxes	(50,715)	(198)	462,110	3,891	—	415,088
Securitization of accounts receivable	—	—	—	180,000	—	180,000
Other liabilities	—	—	63,286	47,183	—	110,469

Total liabilities	(49,255)	497,489	1,847,589	302,977	(46,324)	2,552,476

Total stockholders’ equity (deficit)	65,686	(33,594)	(43,026)	210,319	(113,196)	86,189

Total liabilities and stockholders’ equity (deficit)	$16,431	$463,895	$1,804,563	$513,296	$(159,520)	$2,638,665

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Condensed consolidating statement of operations for the three months ended March 31, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$809,507	$34,482	$(17,104)	$826,885

Operating expenses:
Salaries, wages and employee benefits	1,267	—	191,955	6,913	—	200,135
Operating supplies and expenses	547	2	53,715	2,780	(2,002)	55,042
Fuel	—	—	147,571	5,432	—	153,003
Purchased transportation	—	—	241,865	2,206	(10,869)	233,202
Rental expense	—	—	23,376	304	(181)	23,499
Insurance and claims	—	—	25,862	8,770	(4,052)	30,580
Depreciation and amortization of property and equipment	—	—	49,517	877	—	50,394
Amortization of intangibles	—	—	4,105	198	—	4,303
Impairments	—	—	1,065	—	—	1,065
(Gain) loss on disposal of property and equipment	—	—	(4,390)	—	—	(4,390)
Communication and utilities	—	—	6,002	244	—	6,246
Operating taxes and licenses	—	—	13,535	2,369	—	15,904

Total operating expenses	1,814	2	754,178	30,093	(17,104)	768,983

Operating income (loss)	(1,814)	(2)	55,329	4,389	—	57,902

Interest expense, net	—	12,913	20,689	1,322	—	34,924
Other (income) expenses	(6,529)	(29,000)	(1,406)	(2,391)	59,664	20,338

Income (loss) before income taxes	4,715	16,085	36,046	5,458	(59,664)	2,640
Income tax expense (benefit)	(1,473)	(4,821)	519	2,227	—	(3,548)

Net income (loss)	$6,188	$20,906	$35,527	$3,231	$(59,664)	$6,188

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Condensed consolidating statement of operations for the three months ended March 31, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$744,534	$41,259	$(26,904)	$758,889

Operating expenses:
Salaries, wages and employee benefits	2,424	—	186,539	6,513	—	195,476
Operating supplies and expenses	878	—	48,714	8,897	(1,385)	57,104
Fuel	—	—	145,420	4,861	—	150,281
Purchased transportation	—	—	203,437	2,177	(11,577)	194,037
Rental expense	—	—	17,849	327	(187)	17,989
Insurance and claims	—	—	18,407	18,073	(13,755)	22,725
Depreciation and amortization of property and equipment	—	—	49,708	650	—	50,358
Amortization of intangibles	—	—	4,508	219	—	4,727
(Gain) loss on disposal of property and equipment	—	—	(2,286)	31	—	(2,255)
Communication and utilities	—	—	6,221	239	—	6,460
Operating taxes and licenses	—	—	13,002	2,256	—	15,258

Total operating expenses	3,302	—	691,519	44,243	(26,904)	712,160

Operating income (loss)	(3,302)	—	53,015	(2,984)	—	46,729

Interest expense, net	—	12,882	27,028	1,804	—	41,714
Other (income) expenses	(3,449)	(12,718)	1,868	(10,215)	24,003	(511)

Income (loss) before income taxes	147	(164)	24,119	5,427	(24,003)	5,526
Income tax expense (benefit)	(3,058)	(4,727)	7,952	2,154	—	2,321

Net income (loss)	$3,205	$4,563	$16,167	$3,273	$(24,003)	$3,205

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Condensed consolidating statement of cash flows for the three months ended March 31, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$13,712	$14,818	$54,840	$(13,198)	$—	$70,172

Cash flows from investing activities:

Decrease in restricted cash	—	—	—	10,718	—	10,718
Change in fixed maturity securities-restricted	—	—	—	(11,086)	—	(11,086)
Funding of GTI notes receivable	—	—	(7,500)	—	—	(7,500)
Proceeds from sale of property and equipment	—	—	33,856	2	—	33,858
Capital expenditures	—	—	(43,506)	(740)	—	(44,246)
Payments received on notes receivable	—	—	1,980	—	—	1,980
Expenditures on assets held for sale	—	—	(1,719)	—	—	(1,719)
Payments received on assets held for sale	—	—	1,760	—	—	1,760
Payments received on equipment sale receivables	—	—	5,466	—	—	5,466
Payments received on intercompany notes payable	—	—	302	—	(302)	—
Funding of intercompany notes payable	—	—	(547)	—	547	—
Other investing activities	—	—	(500)	—	—	(500)

Net cash (used in) provided by investing activities	—	—	(10,408)	(1,106)	245	(11,269)

Cash flows from financing activities:

Payment of deferred loan costs	—	—	(5,932)	—	—	(5,932)
Borrowings under accounts receivable securitization	—	—	—	89,000	—	89,000
Repayment of accounts receivable securitization	—	—	—	(106,000)	—	(106,000)
Repayment of long-term debt and capital leases	—	—	(70,390)	(133)	—	(70,523)
Proceeds from intercompany notes payable	—	—	—	547	(547)	—
Repayment of intercompany notes payable	—	—	—	(302)	302	—
Net funding (to) from affiliates	7,738	(14,818)	(25,259)	32,339	—	—
Other financing activities	152	—	—	—	—	152

Net cash (used in) provided by financing activities	7,890	(14,818)	(101,581)	15,451	(245)	(93,303)

Net (decrease) increase in cash and cash equivalents	21,602	—	(57,149)	1,147	—	(34,400)

Cash and cash equivalents at beginning of period	11,132	—	64,717	6,235	—	82,084
Cash and cash equivalents at end of period	$32,734	$—	$7,568	$7,382	$—	$47,684

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Condensed consolidating statement of cash flows for the three months ended March 31, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$—	$—	$83,424	$(23,549)	$—	$59,875

Cash flows from investing activities:
Increase in restricted cash	—	—	—	(510)	—	(510)
Proceeds from sale of property and equipment	—	—	5,866	14	—	5,880
Capital expenditures	—	—	(36,858)	(2,676)	—	(39,534)
Payments received on notes receivable	—	—	1,647	—	—	1,647
Expenditures on assets held for sale	—	—	(3,085)	—	—	(3,085)
Payments received on assets held for sale	—	—	4,053	—	—	4,053
Payments received on intercompany notes payable	—	—	1,653	—	(1,653)	—
Funding of intercompany notes payable	—	—	(65,607)	—	65,607	—

Net cash (used in) provided by investing activities	—	—	(92,331)	(3,172)	63,954	(31,549)

Cash flows from financing activities:

Proceeds from issuance of class A common stock, net of issuance costs	62,994	—	—	—	—	62,994
Borrowings under accounts receivable securitization	—	—	—	22,000	—	22,000
Repayment of accounts receivable securitization	—	—	—	(57,500)	—	(57,500)
Repayment of long-term debt and capital leases	—	—	(81,765)	—	—	(81,765)
Proceeds from intercompany notes payable	—	—	—	65,607	(65,607)	—
Repayment of intercompany notes payable	—	—	—	(1,653)	1,653	—
Net funding (to) from affiliates	(63,205)	—	63,205	—	—	—

Net cash (used in) provided by financing activities	(211)	—	(18,560)	28,454	(63,954)	(54,271)

Net (decrease) increase in cash and cash equivalents	(211)	—	(27,467)	1,733	—	(25,945)

Cash and cash equivalents at beginning of period	1,561	—	35,844	10,089	—	47,494
Cash and cash equivalents at end of period	$1,350	$—	$8,377	$11,822	$—	$21,549

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2011.

Non-GAAP Measures

In addition to disclosing financial results that are determined in accordance with United States generally accepted accounting principles, or GAAP, we also disclose certain non-GAAP financial information, such as, Adjusted Operating Ratio, Adjusted EBITDA, and Adjusted EPS, which are not recognized measures under GAAP and should not be considered alternatives to or superior to profitability and cash flow measures derived in accordance with GAAP. We use Adjusted Operating Ratio, Adjusted EBITDA, and Adjusted EPS as a supplement to our GAAP results in evaluating certain aspects of our business, as described below. We believe our presentation of Adjusted Operating Ratio, Adjusted EBITDA, and Adjusted EPS is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance. See below for more information on our use of Adjusted Operating Ratio, Adjusted EBITDA, and Adjusted EPS, as well as a description of the computation and reconciliation of our Operating Ratio to our Adjusted Operating Ratio, our net income to Adjusted EBITDA, and our diluted earnings per share to Adjusted EPS.

We define Adjusted Operating Ratio as (a) total operating expenses, less (i) fuel surcharges, (ii) amortization of intangibles from our 2007 going-private transaction, (iii) non-cash impairment charges, (iv) other special non-cash items, and (v) excludable transaction costs, as a percentage of (b) total revenue excluding fuel surcharge revenue. For the year ended December 31, 2011, we revised the calculation of Adjusted Operating Ratio to eliminate the impact of the non-cash amortization of the intangibles from our 2007 going private transaction to be consistent with the calculation of our Adjusted EPS. The three months ended March 31, 2011 presented below has been revised to reflect the revised definition. We believe fuel surcharge is sometimes volatile and eliminating the impact of this source of revenue (by netting fuel surcharge revenue against fuel expense) affords a more consistent basis for comparing our results of operations. We also believe excluding impairments, non-comparable nature of the intangibles from our going-private transaction and other special items enhances the comparability of our performance from period to period. A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Total GAAP operating revenue	$826,885	$758,889
Less: Fuel surcharge revenue	162,714	137,817

Operating revenue, net of fuel surcharge revenue	664,171	621,072

Total GAAP operating expenses	768,983	712,160
Adjusted for:
Fuel surcharge revenue	(162,714)	(137,817)
Amortization of certain intangibles (a)	(4,011)	(4,435)
Non-cash impairments (b)	(1,065)	—

Adjusted operating expenses	601,193	569,908

Adjusted operating income	$62,978	$51,164

Adjusted Operating Ratio	90.5%	91.8%
Operating Ratio	93.0%	93.8%

(a)	Amortization of certain intangibles reflects the non-cash amortization expense of $4.0 million and $4.4 million for the three months ended March 31, 2012 and 2011, respectively, relating to all intangible assets identified in our 2007 going private transaction.
(b)	Real property with a carrying amount of $1.7 million was written down to its fair value of $0.6 million, resulting in a pre-tax impairment charge of $1.1 million in the first quarter of 2012.

We define Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) as net income (loss) plus (i) depreciation and amortization, (ii) interest and derivative interest expense, including other fees and charges associated with indebtedness, net of interest income, (iii) income taxes, (iv) non-cash equity compensation expense, (v) non-cash impairments, (vi) other special non-cash items, and (vii) excludable transaction costs. We believe that Adjusted EBITDA is a relevant measure for estimating the cash generated by our operations that would be available to cover capital expenditures, taxes, interest and other investments and that it enhances an investor’s understanding of our financial performance. We use Adjusted EBITDA for business planning purposes and in measuring our performance relative to that of our competitors. Our method of computing Adjusted EBITDA is consistent with that used in our senior secured credit agreement for covenant compliance purposes and may differ from similarly titled measures of other companies. A reconciliation of GAAP net income (loss) to Adjusted EBITDA for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Net income	$6,188	$3,205

Adjusted for:
Depreciation and amortization of property and equipment	50,394	50,358
Amortization of intangibles	4,303	4,727
Interest expense	32,776	37,501
Derivative interest expense	2,545	4,680
Interest income	(397)	(467)
Income tax (benefit) expense	(3,548)	2,321

EBITDA	$92,261	$102,325

Non-cash equity compensation (a)	1,267	2,424
Loss on debt extinguishment (b)	20,940	—
Non-cash impairments (c)	1,065	—

Adjusted EBITDA	$115,533	$104,749

(a)	Represents recurring non-cash equity compensation expense following our IPO, on a pre-tax basis. In accordance with the terms of our senior credit agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.
(b)	On March 6, 2012, the Company entered into an Amended and Restated Credit Agreement (the “New Agreement”). The New Agreement replaced the then-existing, remaining $874.0 million face value first lien term loan, which matured in December 2016. This resulted in a loss on debt extinguishment of $20.9 million in the first quarter of 2012, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the original term loan.
(c)	Includes the item discussed in note (b) to the Adjusted Operating Ratio table above.

We define Adjusted EPS as (1) income (loss) before income taxes plus (i) amortization of the intangibles from our 2007 going private transaction, (ii) non-cash impairments, (iii) other special non-cash items, (iv) excludable transaction costs, (v) the mark-to-market adjustment on our interest rate swaps that is recognized in the consolidated statement of operations in a given period, and (vi) the amortization of previous losses recorded in accumulated other comprehensive income (“OCI”) related to interest rate swaps we terminated upon our IPO and refinancing transactions in December 2010; (2) reduced by income taxes at 39%, our normalized effective tax rate; (3) divided by weighted average diluted shares outstanding. We believe the presentation of financial results excluding the impact of the items noted above provides a consistent basis for comparing our results from period to period and to those of our peers due to the non-comparable nature of the intangibles from our going-private transaction, the historical volatility of the interest rate derivative agreements and the non-operating nature of the impairment charges, transaction costs and other adjustment items. A reconciliation of GAAP diluted earnings per share to Adjusted EPS for each of the periods indicated is as follows (the numbers reflected in the below table are calculated on a per share basis and may not foot due to rounding):

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Diluted earnings per share	$0.04	$0.02

Adjusted for:
Income tax (benefit) expense	(0.03)	0.02

Income before income taxes	0.02	0.04

Non-cash impairments (a)	0.01	—
Loss on debt extinguishment (b)	0.15	—
Amortization of certain intangibles (c)	0.03	0.03
Amortization of unrealized losses on interest rate swaps (d)	0.02	0.03

Adjusted income before income taxes	0.22	0.10
Provision for income tax expense at normalized effective rate	0.09	0.04

Adjusted EPS	$0.14	$0.06

(a)	Includes the item discussed in note (b) to the Adjusted Operating Ratio table above.
(b)	Includes the item discussed in note (b) to the Adjusted EBITDA table above.
(c)	Includes the items discussed in note (a) to the Adjusted Operating Ratio table above.
(d)	Amortization of unrealized losses on interest rate swaps reflects the non-cash amortization expense of $2.5 million and $4.7 million for the three months ended March 31, 2012 and 2011, respectively, comprised of previous losses recorded in accumulated OCI related to the interest rate swaps we terminated upon our IPO and concurrent refinancing transactions in December 2010. Such losses were incurred in prior periods when hedge accounting applied to the swaps and are expensed in relation to the hedged interest payments through the original maturity of the swaps in August 2012.

Overview

We are a multi-faceted transportation services company and the largest truckload carrier in North America. As of March 31, 2012, we operate a tractor fleet of approximately 15,600 units comprised of 11,600 tractors driven by company drivers and 4,000 owner-operator tractors, a fleet of 51,000 trailers, and 6,400 intermodal containers from 34 major terminals positioned near major freight centers and traffic lanes in the United States and Mexico. We offer customers the opportunity for “one-stop shopping” for their truckload transportation needs through a broad spectrum of services and equipment. Our extensive suite of services includes general, dedicated, and cross-border U.S./Mexico truckload services through dry van, temperature-controlled, flatbed, and specialized trailers, in addition to rail intermodal and non-asset based freight brokerage and logistics management services, making it an attractive choice for a broad array of customers.

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

The tables below reflect a summary of our operating results and other key performance measures for the three months ended March 31, 2012 and 2011.

Operating Results Summary

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Total operating revenue	$826,885	$758,889
Revenue excluding fuel surcharge revenue	$664,171	$621,072
Net income	$6,188	$3,205
Diluted earnings per common share	$0.04	$0.02
Adjusted EBITDA	$115,533	$104,749
Adjusted EPS	$0.14	$0.06

Key Performance Indicators

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Weekly trucking revenue per tractor	$3,055	$2,862
Deadhead miles percentage	11.9%	12.1%
Average tractors available for dispatch:
Company	10,524	11,105
Owner-Operator	4,022	3,972

Total	14,546	15,077
Operating Ratio	93.0%	93.8%
Adjusted Operating Ratio	90.5%	91.8%

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Factors Affecting Comparability Between Periods

Three months ended March 31, 2012 results of operations

Net income for the three months ended March 31, 2012 was $6.2 million. Items impacting comparability between the first quarter of 2012 and the corresponding prior year period include the following:

•	approximately $20.9 million loss on debt extinguishment resulting from the replacement of the first lien term loan;

•	approximately $5.2 million gain relating to a contractual settlement with the City of Los Angeles recorded in operating supplies and expenses;

•	approximately $4.6 million benefit reflecting the deferred state tax benefit related to an internal corporate restructuring of our subsidiaries; and

•	approximately $1.1 million pre-tax impairment charge for real property with a carrying value of $1.7 million was written down to its estimated fair value of $0.6 million in the first quarter of 2012.

Revenue

We record three types of revenue: trucking revenue, fuel surcharge revenue, and other revenue. A summary of our revenue generated by type is as follows:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Trucking revenue	$577,616	$554,721
Fuel surcharge revenue	162,714	137,817
Other revenue	86,555	66,351

Operating revenue	$826,885	$758,889

Trucking Revenue

Trucking revenue is generated by hauling freight for our customers using our trucks or owner-operators’ equipment. Trucking revenue includes all revenue we earn from our general truckload, dedicated, cross border, and drayage services. For the three months ended March 31, 2012, our trucking revenue increased by $22.9 million, or 4.1%, compared with the same period in 2011. This increase was comprised of a 3.5% increase in average trucking revenue per loaded mile, excluding fuel surcharge, and a 0.6% growth in loaded trucking miles compared with the same period in 2011. These increases contributed to a 6.7% increase in productivity, measured by weekly trucking revenue per tractor in the first quarter of 2012 over 2011.

Fuel Surcharge Revenue

Fuel surcharges are designed to compensate us for fuel costs above a certain cost per gallon base. Generally, we receive fuel surcharges on the miles for which we are compensated by customers. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on the previous week’s applicable index. Therefore, in times of increasing fuel prices, this has a negative impact as we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true.

For the three months ended March 31, 2012, fuel surcharge revenue increased by $24.9 million, or 18.1%, compared with the same period in 2011. The average of the United States Department of Energy, or DOE’s national weekly average diesel fuel index increased 9.7% to $3.96 per gallon in 2012 compared with $3.61 per gallon in the 2011 period. A 38.1% increase in loaded intermodal miles combined with the 0.6% increase in loaded trucking miles in the first quarter of 2012 also increased fuel surcharge revenue.

Other Revenue

Other revenue is generated primarily by our rail intermodal business, non-asset based freight brokerage and logistics management service, tractor leasing revenue of Interstate Equipment Leasing (“IEL”), premium revenue generated by our wholly-owned captive insurance companies, and other revenue generated by our shops. For the three months ended March 31, 2012, other revenue increased by $20.2 million, or 30.4%, compared with the same period in 2011. This resulted primarily from the growth in our rail intermodal business, which represents approximately 60.0% of our other revenue, for the three months ended March 31, 2012. The increase in rail intermodal business was primarily related to the 38.1% increase in loaded intermodal miles noted above, driven by increasing intermodal freight demand. Additionally, other revenue increased as a result of increased tractor leasing revenue of IEL, resulting from the growth in the owner-operator fleet.

Operating Expenses

Salaries, Wages and Employee Benefits

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Salaries, wages and employee benefits	$200,135	$195,476
% of revenue excluding fuel surcharge revenue	30.1%	31.5%
% of operating revenue	24.2%	25.8%

For the three months ended March 31, 2012, salaries, wages, and employee benefits increased by $4.7 million, or 2.4%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, salaries, wages, and employee benefits were down slightly compared with the same period in 2011. The dollar increase was primarily as a result of an increase in our healthcare costs and administrative staff to support the growing business.

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

Operating Supplies and Expenses

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Operating supplies and expenses	$55,042	$57,104
% of revenue excluding fuel surcharge revenue	8.3%	9.2%
% of operating revenue	6.7%	7.5%

For the three months ended March 31, 2012, operating supplies and expenses decreased by $2.1 million, or 3.6%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, operating supplies and expenses decreased to 8.3% compared with 9.2% for the 2011 period. The decrease was primarily the result of a settlement we entered into with the City of Los Angeles associated with the Incentive Addendum to Drayage Services Concession Agreement we entered into with the City in December 2008 and as amended, in June 2009 (collectively the “Amended Addendum”). Pursuant to the Amended Addendum, in 2008 we received a one-time, early commitment incentive based on a minimum number of required drays to be completed over a five year term. We initially recorded the incentive as deferred revenue, and at the time of the Settlement, we had approximately $9.2 million remaining as deferred revenue. Concurrent with the City’s and the Company’s execution of the Settlement and the corresponding termination of the Amended Addendum, we refunded the City $4.0 million in full satisfaction of our obligations under the Amended Addendum and in full and final settlement of all claims for payment and damages that may be alleged by the City under the Amended Addendum. The remaining $5.2 million of deferred revenue was recognized in our consolidated statements of operations and classified as a reduction of operating supplies and expenses. The decrease in operating supplies and expenses related to the Settlement was partially offset by an increase in our maintenance expense due to the preparation of trucks for trade-in or sale.

Fuel Expense

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Fuel expense	$153,003	$150,281
% of operating revenue	18.5%	19.8%

Fuel expense increased primarily because fuel prices were higher in the first quarter of 2012 as the average of the DOE’s national weekly average diesel fuel index increased by 9.7% compared to the first quarter of 2011.

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

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Total fuel surcharge revenue	$162,714	$137,817
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	67,109	50,785

Company fuel surcharge revenue	$95,605	$87,032

Total fuel expense	$153,003	$150,281
Less: Company fuel surcharge revenue	95,605	87,032

Net fuel expense	$57,398	$63,249

% of revenue excluding fuel surcharge revenue	8.6%	10.2%

For the three months ended March 31, 2012, net fuel expense decreased $5.9 million, or 9.3%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, net fuel expense decreased to 8.6%, compared with 10.2% for the 2011. Although the average fuel price was higher in the first quarter of 2012 than in the first quarter of the prior year, net fuel expense decreased because the lag effect of our fuel surcharges was less pronounced in the first quarter of 2012 given a smaller increase in fuel prices compared to the first quarter of 2011. The DOE diesel fuel index, which is the basis for our fuel surcharges, increased 18.0% within the first quarter of 2011, from $3.33 to $3.93, but only 9.5% within the first quarter of 2012, from $3.78 to $4.14. Another contributing factor to the year over year improvement in net fuel expense was improved weather during the first quarter of 2012 as compared to the same period in 2011 resulting in less engine idle time.

Purchased Transportation

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Purchased transportation expense	$233,202	$194,037
% of operating revenue	28.2%	25.6%

Purchased transportation expense includes payments made to owner-operators, rail partners and other third parties for their services. Because we reimburse owner-operators and other third parties for fuel, we subtract fuel surcharge revenue reimbursed to third parties from our purchased transportation expense. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of revenue less fuel surcharge revenue, as shown below:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Purchased transportation	$233,202	$194,037
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	67,109	50,785

Purchased transportation, net of fuel surcharge reimbursement	$166,093	$143,252

% of revenue excluding fuel surcharge revenue	25.0%	23.1%

For the three months ended March 31, 2012, purchased transportation, net of fuel surcharge reimbursement, increased $22.8 million, or 15.9%, compared with 2011. As a percentage of revenue excluding fuel surcharge revenue, purchased transportation, net of fuel surcharge reimbursement, increased to 25.0%, compared with 23.1% for 2011. The increase in both cost and percentage of revenue excluding fuel surcharge revenue is primarily a result of an increase in miles driven by owner-operators and an increase in intermodal volumes and was partially offset by revenue growth derived from improved pricing.

Insurance and Claims

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Insurance and claims	$30,580	$22,725
% of revenue excluding fuel surcharge revenue	4.6%	3.7%
% of operating revenue	3.7%	3.0%

For the three months ended March 31, 2012, insurance and claims expense increased by $7.9 million, or 34.6%, compared with the same period in 2011. The increase is primarily due to an increase in reserves associated with unfavorable developments in the first quarter of 2012 of our prior year loss layers based on new information received on these claims during the quarter. The majority of this increase is related to adjustments made to two claims from 2006 and 2007.

Rental Expense and Depreciation and Amortization of Property and Equipment

Because the mix of our leased versus owned tractors varies, we believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment when comparing results from period to period for analysis purposes.

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Rental expense	$23,499	$17,989
Depreciation and amortization of property and equipment	50,394	50,358

Rental expense and depreciation and amortization of property and equipment	$73,893	$68,347

% of revenue excluding fuel surcharge revenue	11.1%	11.0%
% of operating revenue	8.9%	9.0%

Rental expense and depreciation and amortization of property and equipment were primarily driven by our fleet of tractors and trailers shown below:

	March 31,	December 31,	March 31,
	2012	2011	2011
	(Unaudited)
Tractors:
Company
Owned	6,198	6,799	6,683
Leased — capital leases	2,582	2,457	3,050
Leased — operating leases	2,890	2,611	2,378

Total company tractors	11,670	11,867	12,111

Owner-operator
Financed through the Company	2,939	3,016	2,768
Other	1,027	1,019	1,197

Total owner-operator tractors	3,966	4,035	3,965

Total tractors	15,636	15,902	16,076

Trailers	51,031	50,555	49,366

Containers	6,424	6,210	5,042

For the three months ended March 31, 2012, rental expense and depreciation and amortization of property and equipment increased by $5.5 million, or 8.1%, compared with the same period in 2011. As a percentage of revenue, excluding fuel surcharge revenue, such expenses remained relatively flat. The increased cost was primarily due to the rising costs of new tractors, the growth in the number of units leased to owner-operators through our IEL subsidiary, and growth in trailers and intermodal containers.

Amortization of Intangibles

Amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with our 2007 going private transaction.

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Amortization of intangibles	$4,303	$4,727

Amortization of intangibles for the three months ended March 31, 2012 and 2011 is comprised of $4.0 million and $4.4 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction. Amortization expense decreased slightly in the 2012 quarter from the prior year quarter primarily due to the 150% declining balance amortization method applied to the customer relationship intangible recognized in conjunction with the 2007 going private transaction.

Impairments

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Impairments	$1,065	$—

The impairment charge for the three months ended March 31, 2012 related to real property with a carrying amount of $1.7 million was written down to its estimated fair value of $0.6 million.

Interest Expense

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Interest expense	$32,776	$37,501

Interest expense for the three months ended March 31, 2012 is primarily based on the end of period debt balances as of March 31, 2012 of $199.5 million and $672.3 million net carrying value of the first lien term loan B-1 tranche and B-2 tranche, respectively, $491.6 million net carrying value of senior second priority secured notes, $163.0 million in our accounts receivable securitization obligation, $158.6 million in capital lease obligations, and $15.2 million of unsecured fixed rate notes.

Interest expense decreased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to our $60.0 million and $75.0 million voluntary prepayments in January 2012 and September 2011, respectively, on our then-existing first lien term loan. In addition to the voluntary prepayments, interest expense decreased as a result of the Company entering into the Amended and Restated Credit Agreement (the “New Agreement”) on March 6, 2012. The New Agreement replaced the then-existing $874.0 million face value first lien term loan, which accrued interest at LIBOR plus 4.50%, including a minimum LIBOR rate of 1.50%, with a $200.0 million face value first lien term loan B-1 tranche, which accrues interest at LIBOR plus 3.75% with no minimum LIBOR rate, and a $674.0 million face value first lien term loan B-2 tranche, which accrues interest at LIBOR plus 3.75%, including a minimum LIBOR rate of 1.25%. Further, interest expense decreased from the first quarter of 2011 to the first quarter of 2012 as a result of the decrease in our capital lease obligations from $175.2 million as of March 31, 2011 to $158.6 million as of March 31, 2012.

Derivative Interest Expense

Derivative interest expense consists of expenses related to our interest rate swaps, including the income effect of mark-to-market adjustments of interest rate swaps and settlement payments. We de-designated our previous swaps and discontinued hedge accounting effective October 1, 2009, as a result of an amendment to our prior senior secured credit facility, after which the entire mark-to-market adjustment was charged to earnings rather than being recorded in equity as a component of OCI under cash flow hedge accounting treatment. Furthermore, the non-cash amortization of previous losses recorded in accumulated OCI in prior periods (when hedge accounting was in effect) is recorded in derivative interest expense. In December 2010, in conjunction with our IPO and refinancing transactions, we terminated all our remaining interest rate swaps and paid $66.4 million to our counterparties in full satisfaction of these interest rate swap agreements. In April 2011, in connection with our new senior secured credit facility, we entered into two forward-starting interest rate swap agreements with a total notional amount of $350.0 million. These interest rate swaps take effect in January 2013, mature in July 2015, and have been designated and qualified as cash flow hedges. As such, the effective portion of the changes in fair value of these designated swaps is recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the hedged debt affects earnings, which hedged interest accruals do not begin until January 2013. Any ineffective portions of the changes in the fair value of designated interest rate swaps will be recognized directly to earnings as derivative interest expense. The following is a summary of our derivative interest expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Derivative interest expense	$2,545	$4,680

Derivative interest expense for the three months ended March 31, 2012 and 2011, represents the previous losses recorded in accumulated OCI that is amortized to derivative interest expense over the original term of the terminated swaps, which had a maturity of August 2012.

Income Tax (Benefit) Expense

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Income tax (benefit) expense	$(3,548)	$2,321

Income tax (benefit) expense for the three months ended March 31, 2012 reflects an effective tax rate of (134.4)%, which is 173 percentage points lower than the normalized effective tax rate of 39% due to the deferred state tax benefit related to an internal corporate restructuring of our subsidiaries. Excluding the impact of discrete items the effective tax rate for the quarter would be 39%. Income tax expense for the three months March 31, 2011 reflects an effective tax rate of 42.0%, which is three percentage points higher than the expected effective tax rate of 39.0% and is also primarily due to the amortization of previous losses from accumulated OCI related to the Company’s previous interest rate swaps.

Liquidity and Capital Resources

Overview

At March 31, 2012 and December 31, 2011, we had the following sources of liquidity available to us:

	March 31, 2012	December 31, 2011
	(Unaudited)
	(Dollars in thousands)
Cash and cash equivalents, excluding restricted cash	$47,684	$82,084
Availability under revolving line of credit due December 2015	237,808	232,477
Availability under 2011 RSA	89,300	69,800

Total unrestricted liquidity	$374,792	$384,361

Restricted cash	61,006	71,724
Fixed maturity securities, held to maturity, amortized cost—restricted	11,086	—

Total liquidity, including restricted cash and investments	$446,884	$456,085

At March 31, 2012 and December 31, 2011, we had restricted cash and fixed maturity securities of $72.1 million and $71.7 million, respectively, primarily held by our captive insurance companies for the payment of claims. As of March 31, 2012, there were no outstanding borrowings, and there were $162.2 million letters of credit outstanding under our $400.0 million revolving line of credit.

Our business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures, other assets, working capital changes, principal and interest payments on our obligations, letters of credit to support insurance requirements, and tax payments to fund our taxes in periods when we generate taxable income.

We make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and potentially fund growth in our revenue equipment fleet if justified by customer demand and our ability to finance the equipment and generate acceptable returns. As of March 31, 2012, we expect our net cash capital expenditures to be in the range of $180.0 to $240.0 million for the remainder of 2012. However, we are currently in the process of updating our expected mileage readings for our equipment and evaluating the economics associated with purchasing revenue equipment compared to acquiring equipment with operating or capital leases. In this analysis, we consider the following factors; our current federal tax position, bonus depreciation tax benefits in 2012, our like-kind exchange program, effective interest rates implied in lease proposals, our leverage ratio, liquidity impacts and other factors. Depending on the outcome of this analysis, it is possible we may acquire less equipment than originally anticipated, lease more equipment than originally planned, reduce the expected net cash capital expenditures and repay additional debt. In addition, we believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant. Therefore, our net cash capital expenditures could vary from the $180.0 to $240.0 million range noted above. Beyond 2012, we expect our net capital expenditures to remain substantial.

As of March 31, 2012, we had $671.0 million of purchase commitments outstanding to acquire replacement tractors through the rest of 2012 and 2013. We generally have the option to cancel tractor purchase orders with 60 to 90 days notice prior to scheduled production, although the notice date has lapsed for approximately 30% of the commitments remaining at March 31, 2012. In addition, we had trailer and intermodal container purchase commitments outstanding at March 31, 2012 for $71.8 million and $4.1 million, respectively, through the rest of 2012. These purchases are expected to be financed by a combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.

As of March 31, 2012, we have outstanding purchase commitments of approximately $4.1 million for fuel, facilities, and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

In addition, the indenture for our senior secured notes provides that we may only incur additional indebtedness if, after giving effect to the new incurrence, we meet a minimum fixed charge coverage ratio of 2.00:1.00, as defined therein, or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350.0 million outstanding at any one time. As of March 31, 2012, we had a fixed charge coverage ratio of 4.02:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing financial arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for 2012.

Cash Flow

Our summary statements of cash flows for the three months ended March 31, 2012 and 2011, is set forth in the table below:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Net cash provided by operating activities	$70,172	$59,875
Net cash used in investing activities	$(11,269)	$(31,549)
Net cash used in financing activities	$(93,303)	$(54,271)

Operating Activities

The $10.3 million increase in net cash provided by operating activities during the first three months ended March 31, 2012 versus the same period in 2011 was primarily the result of the $11.2 million increase in operating income from the first quarter of 2011 to the first quarter of 2012 and increased collections of our outstanding accounts receivable. These increases were offset by the $21.5 million increase in cash paid for interest and income taxes during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Investing Activities

The $20.3 million decrease in net cash used in investing activities during the three months ended March 31, 2012 versus the same period in 2011 was driven mainly by a $28.0 million increase in proceeds received from the sale of property and equipment. These proceeds were partially offset by the $7.5 million loan to GTI Holdings, LLC (“GTI”).

Financing Activities

Cash used in financing activities increased by $39.0 million in the three months ended March 31, 2012 as compared to the same period in 2011. For the three months ended March 31, 2012, the cash used in financing activities included a $60.0 million voluntary prepayment in January on our then-existing first lien term loan and repayments of capital leases of $7.2 million, and net repayments on our accounts receivable securitization of $17.0 million. Further, cash used in financing activities included the payment of deferred financing fees to lenders of $5.9 million associated with our Amended and Restated Credit Agreement on March 6, 2012. For the three months ended March 31, 2011, cash used in financing activities included $81.8 million of repayments on long term debt and capital leases and a net $35.5 million repayment of amounts outstanding under the 2008 RSA partially offset by proceeds of $63.2 million, before expenses, from the sale of our Class A common stock, pursuant to the over-allotment option in connection with our IPO.

Capital and Operating Leases

In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment with capital and operating leases. During the quarter ended March 31, 2012, we acquired tractors through capital leases and operating leases with gross values of $16.9 million and $55.1 million, respectively, which were offset by operating lease terminations with originating values of $10.6 million. There were no capital lease terminations for tractors in the first quarter of 2012. During the quarter ended March 31, 2011, we acquired tractors through capital leases with gross values of $0.7 million while no tractors were acquired through operating leases, and there were capital and operating lease terminations with originating values of $28.9 million and $14.7 million, respectively, for tractors in the first quarter of 2011. In addition, there were no trailer leases expired in the three months ended March 31, 2012 and 2011.

Working Capital

As of March 31, 2012 and December 31, 2011, we had a working capital surplus of $263.0 million and $349.3 million, respectively. The decrease was primarily related to use of cash on hand to voluntarily repay $60.0 million of the non-current portion of the then-existing first lien term loan in January 2012. Additionally, the decrease was related to the $24.5 million increase in our current portion of long-term debt as a result of the replacement of first lien term loan on March 6, 2012 with the first lien term loan B-1 tranche and the first lien term loan B-2 tranche. Prior to March 6, 2012, the Company had paid in advance all required scheduled quarterly principal payments on the first lien term loan through maturity in December 2016. With the issuance of the term loan B-1 tranche and the term loan B-2 tranche in March 2012, the Company was required to make scheduled quarterly principal payments of $20.0 million and $6.7 million, respectively, on these facilities during the next twelve months, as of March 31, 2012. See Note 16 of the notes to these consolidated financial statements included in Part I, Item 1, in this Quarterly Report on Form 10-Q for additional information regarding the prepayments we made in April 2012 on the term loan B-1 and B-2 tranches, which fully satisfied the scheduled payments through June 2013 for the B-1 tranche and September 2015 for the B-2 tranche.

Material Debt Agreements

Overview

As of March 31, 2012, we had the following material debt agreements:

•	senior secured credit facility consisting of a term loan B-1 tranche due December 2016 and term loan B-2 tranche due December 2017, and a revolving line of credit due December 2015 (none drawn);

•	senior second priority secured notes due November 2018;

•	fixed rate notes due May 2017;

•	2011 RSA due June 2014; and

•	other secured indebtedness and capital lease agreements.

The amounts outstanding under such agreements and other debt instruments as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Senior secured first lien term loan due December 2016, net of $487 OID as of March 31, 2012	$199,513	$—
Senior secured first lien term loan due December 2017, net of $1,660 OID as of March 31, 2012	672,340	—
Senior secured first lien term loan due December 2016, net of $8,855 OID at December 31, 2011	—	925,534
Senior second priority secured notes due November 15, 2018, net of $8,386 and $8,702 OID as of March 31, 2012 and December 31, 2011, respectively	491,614	491,298
12.50% fixed rate notes due May 15, 2017	15,238	15,638
2011 RSA	163,000	180,000
Other secured debt and capital leases	164,332	156,973

Total long term debt and capital leases	$1,706,037	$1,769,443
Less: current portion	96,650	59,339

Long-term debt and capital leases, less current portion	$1,609,387	$1,710,104

Senior Secured Credit Facility

See Notes 8 and 9 of the notes to these consolidated financial statements included in Part I, Item 1, in this Quarterly Report on Form 10-Q for further discussion of the senior secured credit facility, senior second priority secured notes, fixed rate notes and 2011 RSA.

Additionally, as noted in Note 16 of the notes to these consolidated financial statements included in Part I, Item 1, in this Quarterly Report on Form 10-Q, on April 17, 2012 we entered into the Incremental Facility Amendment to the Amended and Restated Credit Agreement (“Incremental Facility Amendment”). Pursuant to the Incremental Facility Amendment, we received $10.0 million in proceeds from a Specified Incremental Tranche B-1 Term Loan (“Incremental Term Loan”). The terms applicable to the Incremental Term Loan are the same as those applicable to the first lien term loan B-1 tranche under the Company’s Amended and Restated Credit Agreement. The proceeds from the Incremental Term Loan and advances from our accounts receivable securitization facility were used to make voluntary prepayments on the first lien term loan B-1 tranche and B-2 tranche.

In April 2012, the Company entered into the First Amendment to the Amended and Restated Credit Agreement (“Amendment”). The Amendment reduced the applicable rate on the revolving credit facility from 4.50% to a range of 3.00% to 3.25% for LIBOR based borrowings and letters of credit and from 3.50% to a range of 2.00% to 2.25% for Base Rate borrowings, depending on the Company’s consolidated leverage ratio as defined in the credit agreement. Additionally, the commitment fee for the unused portion of the revolving credit facility was reduced from a range of 0.50% to 0.75% to a range of 0.25% to 0.50% depending on the Company’s consolidated leverage ratio. In addition, the maturity date of the revolving credit facility was extended from December 21, 2015 to September 21, 2016.

Off-Balance Sheet Arrangements

We lease approximately 4,600 tractors under operating leases. Operating leases have been an important source of financing for our revenue equipment. Tractors held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such tractors are reflected in our consolidated statements of operations in the line item rental expense. Our revenue equipment rental expense was $22.5 million in the three months ended March 31, 2012, compared with $17.2 million in the three months ended March 31, 2011. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed residual value. As of March 31, 2012, the maximum possible payment under the residual value guarantees was approximately $17 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

Seasonality

In the transportation industry, results of operations generally show a seasonal pattern. As customers ramp up for the holiday season at year-end, the late third and fourth quarters have historically been our strongest volume quarters. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter for us than the other three quarters. In the eastern and midwestern United States, and to a lesser extent in the western United States, during the winter season, our equipment utilization typically declines and our operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather sometimes creating higher accident frequency, increased claims, and more equipment repairs. Our revenue also may be affected by holidays as a result of curtailed operations or vacation shutdowns, because our revenue is directly related to available working days of shippers. From time to time, we also suffer short-term impacts from weather-related events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could harm our results of operations or make our results of operations more volatile.

Inflation

Inflation can have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increased. However, with the exception of fuel, the effect of inflation has been minor in recent years. Our average fuel cost per gallon has increased 8.5% between the three months ended March 31, 2011 and 2012. Historically, the majority of the increase in fuel costs has been passed on to our customers through a corresponding increase in fuel surcharge revenue, making the impact of the increased fuel costs on our operating results less severe. If fuel costs escalate and we are unable to recover these costs timely with effective fuel surcharges, it would have an adverse effect on our operation and profitability.

Forward Looking Statements

This Quarterly Report contains statements that may constitute forward-looking statements, usually identified by words such as “anticipates,” “believes,” “estimates,” “plans,” “projects,” “expects,” “intends,” or similar expressions which speak only as of the date the statement was made. Forward-looking statements in this quarterly report include statements concerning: adjustments to income tax assessments as the result of ongoing and future examinations; anticipated changes in our unrecognized tax benefits during the next 12 months; the outcome of pending litigation and actions we intend to take in respect thereof; the amount and timing of the recognition of unrealized losses included in other comprehensive income; trends concerning supply, demand, pricing and costs in the trucking industry; our expectation of increasing driver wage and hiring expenses; the benefits of our fuel surcharge program and our ability to recover increasing fuel costs through surcharges; the impact of the lag effect relating to our fuel surcharges; the sources and sufficiency of our liquidity and financial resources; the consequences of a failure to maintain compliance with our debt covenants; the timing of our disposition of assets held for sale; our intentions concerning the use of derivative financial instruments to hedge fuel price exposure; and the timing and amount of future acquisitions of trucking equipment and other capital expenditures and the use and availability of cash, cash flow from operations, leases and debt to finance such acquisitions. Such statements are based upon the current beliefs and expectations of the Company’s management. Such forward-looking statements are subject to significant risks and uncertainties as set forth in the Risk Factor Section of our Annual Report Form 10-K for the year ended December 31, 2011. Actual events may differ materially from those set forth in the forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

As to the Company’s business and financial performance, the following factors, among others, could cause actual results to differ materially from those in forward-looking statements: the amount and velocity of changes in fuel prices and our ability to recover fuel prices through our fuel surcharge program; the direction and duration of any trends, in pricing and volumes; assumptions regarding demand; any future recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries in which we have a significant concentration of customers; increasing competition from trucking, rail, intermodal, and brokerage competitors; a significant reduction in, or termination of, our trucking services by a key customer; our ability to achieve our strategy of growing our revenue; volatility in the price or availability of fuel; increases in new equipment prices or replacement costs; our significant ongoing capital requirements; the regulatory environment in which we operate, including existing regulations and changes in existing regulations, or violations by us of existing or future regulations; the costs of environmental and safety compliance and/or the imposition of liabilities under environmental and safety laws and regulations; difficulties in driver recruitment and retention; increases in driver compensation to the extent not offset by increases in freight rates; changes in rules or legislation by the National Labor Relations Board or Congress and/or union organizing efforts; potential volatility or decrease in the amount of earnings as a result of our claims exposure through our captive insurance companies; risks relating to our captive insurance companies; uncertainties associated with our operations in Mexico; our ability to attract and maintain relationships with owner-operators; the possible re-classification of our owner-operators as employees; adverse results from litigation; our ability to retain or replace key personnel; conflicts of interest or potential litigation that may arise from other businesses owned by Jerry Moyes; including pledges of Swift stock by Jerry Moyes; our dependence on third parties for intermodal and brokerage business; potential failure in computer or communications systems; our labor relations; our ability to execute or integrate any future acquisitions successfully; seasonal factors such as harsh weather conditions that increase operating costs; our ability to sustain cost savings realized as part of our recent cost reduction initiatives; goodwill impairment; our level of indebtedness and our ability to service our outstanding indebtedness, including compliance with our indebtedness covenants, and the impact such indebtedness may have on the way we operate our business.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have interest rate exposure arising from our senior secured credit facility, 2011 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan B-2 tranche is mitigated due to a minimum LIBOR rate of 1.25%. We manage interest rate exposure through a mix of variable rate debt, and fixed rate notes and lease financing and $350.0 million notional amount of forward-starting interest rate swaps (weighted average rate of 3.09% before applicable margin). There are no leverage options or prepayment features for the interest rate swaps. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $5.2 million considering the effect of the minimum LIBOR rate on the first lien term loan B-2 tranche and excluding the effect of the interest rate swaps which do not take effect until January 2013.

We have commodity exposure with respect to fuel used in company tractors. Further increases in fuel prices will continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, rose from an average of $3.61 per gallon for the three months ended March 31, 2011 to an average of $3.96 per gallon for the three months ended March 31, 2012. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of March 31, 2012 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Information about our legal proceedings is included in Note 15 of the notes to these consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q as well as Part I, Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A: RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, Item 1, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 should be carefully considered as these risk factors could materially affect our business, financial condition, future results and/or our ability to maintain compliance with our debt covenants. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, operating results and/or our ability to maintain compliance with our debt covenants.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

Exhibit Number	Description	Page or Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

10.1	Amended and Restated Credit Agreement among Swift Transportation Co., as borrower, Swift Transportation Company and the other guarantors party thereto, as guarantors, and the lenders and agents parties thereto	Filed herewith

10.2	First Amendment to Amended and Restated Credit Agreement among Swift Transportation Co., as borrower, Swift Transportation Company and the other guarantors party thereto, as guarantors, and the lenders and agents parties thereto	Filed herewith

10.3	Incremental Facility Amendment to Amended and Restated Credit Agreement among Swift Transportation Co., as borrower, Swift Transportation Company and the other guarantors party thereto, as guarantors, and the lenders and agents parties thereto	Filed herewith

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101*	XBRL Instance Document	Furnished herewith

101*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101*	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101*	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101*	XBRL Taxonomy Presentation Link base Document	Furnished herewith

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submissions requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SWIFT TRANSPORTATION COMPANY

/s/ Jerry Moyes
(Signature)
Jerry Moyes
Chief Executive Officer

Date: May 8, 2012

/s/ Virginia Henkels
(Signature)
Virginia Henkels
Executive Vice President and Chief Financial Officer

Date: May 8, 2012