Form 10-Q
period 2012-06-30
SWIFT TRANSPORTATION Co
filed 2012-08-07
CIK 1492691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of outstanding shares of the registrant’s Class A common stock as of August 1, 2012 was 87,039,443, and the number of outstanding shares of the registrant’s Class B common stock as of August 1, 2012 was 52,495,236.

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

Swift Transportation Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$35,515	$82,084
Restricted cash	57,168	71,724
Fixed maturity securities, held to maturity, amortized cost-restricted	14,612	—
Accounts receivable, net	348,889	324,035
Equipment sales receivable	1,755	5,500
Income tax refund receivable	2,317	1,881
Inventories and supplies	17,812	17,441
Assets held for sale	13,307	13,571
Prepaid taxes, licenses, insurance and other	44,350	46,559
Deferred income taxes	64,447	96,885
Current portion of notes receivable	5,051	6,455

Total current assets	605,223	666,135

Property and equipment, at cost:
Revenue and service equipment	1,703,760	1,674,452
Land	125,788	133,711
Facilities and improvements	231,044	229,420
Furniture and office equipment	43,415	41,183

Total property and equipment	2,104,007	2,078,766
Less: accumulated depreciation and amortization	802,347	778,769

Net property and equipment	1,301,660	1,299,997
Other assets	70,765	68,791
Intangible assets, net	341,968	350,486
Goodwill	253,256	253,256

Total assets	$2,572,872	$2,638,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,796	$81,688
Accrued liabilities	100,083	101,327
Current portion of claims accruals	71,828	73,266
Current portion of long-term debt and obligations under capital leases	46,854	59,339
Fair value of guarantees	1,195	1,195
Current portion of interest rate swaps	373	—

Total current liabilities	319,129	316,815

Long-term debt and obligations under capital leases, less current portion	1,408,123	1,530,104
Claims accruals, less current portion	104,596	96,277
Fair value of interest rate swaps, less current portion	11,797	10,061
Deferred income taxes	393,934	415,088
Securitization of accounts receivable	203,000	180,000
Other liabilities	—	4,131

Total liabilities	2,440,579	2,552,476

Contingencies (note 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 1,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 87,039,443 and 85,935,116 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	870	859
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 52,495,236 and 53,563,460 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	525	536
Additional paid-in capital	894,754	891,899
Accumulated deficit	(756,234)	(796,121)
Accumulated other comprehensive loss	(7,824)	(11,186)
Noncontrolling interests	202	202

Total stockholders’ equity	132,293	86,189

Total liabilities and stockholders’ equity	$2,572,872	$2,638,665

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenue	$872,584	$850,470	$1,699,469	$1,609,359

Operating expenses:
Salaries, wages and employee benefits	198,618	202,556	398,753	398,032
Operating supplies and expenses	63,379	58,766	118,421	115,870
Fuel	145,826	168,537	298,829	318,818
Purchased transportation	252,685	223,680	485,887	417,717
Rental expense	26,576	19,224	50,075	37,213
Insurance and claims	26,278	27,876	56,858	50,601
Depreciation and amortization of property and equipment	50,389	51,553	100,783	101,911
Amortization of intangibles	4,215	4,617	8,518	9,344
Impairments	—	—	1,065	—
Gain on disposal of property and equipment	(3,478)	(700)	(7,868)	(2,955)
Communication and utilities	5,975	6,335	12,221	12,795
Operating taxes and licenses	15,444	15,459	31,348	30,717

Total operating expenses	785,907	777,903	1,554,890	1,490,063

Operating income	86,677	72,567	144,579	119,296

Other (income) expenses:
Interest expense	29,553	36,631	62,329	74,132
Derivative interest expense	2,108	4,003	4,653	8,683
Interest income	(439)	(471)	(836)	(938)
Loss on debt extinguishment	1,279	—	22,219	—
Other	(1,299)	(664)	(1,901)	(1,175)

Total other (income) expenses, net	31,202	39,499	86,464	80,702

Income before income taxes	55,475	33,068	58,115	38,594
Income tax expense	21,776	13,485	18,228	15,806

Net income	$33,699	$19,583	$39,887	$22,788

Basic earnings per share	$0.24	$0.14	$0.29	$0.16

Diluted earnings per share	$0.24	$0.14	$0.29	$0.16

Shares used in per share calculations
Basic	139,522	139,479	139,505	138,807

Diluted	139,640	140,716	139,652	139,812

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$33,699	$19,583	$39,887	$22,788
Other comprehensive income:
Change in fair value of interest rate swaps, net of tax	(716)	(2,087)	(1,291)	(2,087)
Accumulated losses on interest rate swaps reclassified to income	2,108	4,003	4,653	8,683

Total other comprehensive income	1,392	1,916	3,362	6,596

Comprehensive income	$35,091	$21,499	$43,249	$29,384

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	Common Stock		Common Stock
	Shares	Par Value	Shares	Par Value
Balances, December 31, 2011	85,935,116	$859	53,563,460	$536	$891,899	$(796,121)	$(11,186)	$202	$86,189
Conversion of Class B shares to Class A shares	1,068,224	11	(1,068,224)	(11)	—				—
Issuance of restricted Class A common stock	11,676				4				4
Exercise of stock options	24,427				126				126
Other comprehensive income							3,362		3,362
Non-cash equity compensation					2,725				2,725
Net income						39,887			39,887

Balances, June 30, 2012	87,039,443	$870	52,495,236	$525	$894,754	$(756,234)	$(7,824)	$202	$132,293

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$39,887	$22,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	109,301	111,255
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	7,645	12,310
Gain on disposal of property and equipment less write-off of totaled tractors	(7,166)	(2,197)
Impairment of property and equipment	1,065	—
Equity losses of investee	358	—
Deferred income taxes	12,100	15,785
Provision for allowance for losses on accounts receivable	1,013	21
Non-cash equity compensation	2,725	4,743
Loss on debt extinguishment	21,267	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(25,869)	(55,454)
Inventories and supplies	(371)	(8,034)
Prepaid expenses and other current assets	1,772	(6,049)
Other assets	(2,384)	(6,315)
Accounts payable, accrued and other liabilities	4,507	33,360

Net cash provided by operating activities	165,850	122,213

Cash flows from investing activities:
Decrease (increase) in restricted cash	14,556	(11,726)
Change in fixed maturity securities-restricted	(14,612)	—
Funding of note receivable	(7,500)	—
Proceeds from sale of property and equipment	57,240	16,357
Capital expenditures	(131,102)	(111,158)
Payments received on notes receivable	3,202	3,784
Expenditures on assets held for sale	(2,223)	(4,987)
Payments received on assets held for sale	10,340	6,232
Payments received on equipment sale receivables	5,496	—
Other investing activities	(500)	—

Net cash used in investing activities	(65,103)	(101,498)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	—	62,994
Repayment of long-term debt and capital leases	(171,433)	(87,872)
Borrowings under accounts receivable securitization	174,000	86,000
Repayment of accounts receivable securitization	(151,000)	(81,500)
Proceeds from long-term debt	10,000	—
Payment of deferred loan costs	(9,009)	(3,425)
Other financing activities	126	250

Net cash used in financing activities	(147,316)	(23,553)

Net decrease in cash and cash equivalents	(46,569)	(2,838)

Cash and cash equivalents at beginning of period	82,084	47,494
Cash and cash equivalents at end of period	$35,515	$44,656

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statements of Cash Flows — (continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$64,608	$50,956

Income taxes	$6,917	$4,280

Supplemental schedule of:
Non-cash investing activities:
Equipment sales receivables	$1,751	$3,150

Equipment purchase accrual	$16,500	$5,946

Notes receivable from sale of assets	$1,319	$4,301

Non-cash financing activities:
Accrued deferred loan costs	$242	$—

Capital lease additions	$19,531	$705

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

Swift Transportation Company (formerly Swift Corporation) is the holding company for Swift Transportation Co., LLC, a Delaware limited liability company (formerly Swift Transportation Co., Inc., a Nevada corporation) and its subsidiaries (collectively, “Swift Transportation Co.”), a truckload carrier headquartered in Phoenix, Arizona, and Interstate Equipment Leasing, LLC (“IEL”) (all the foregoing being, collectively, “Swift” or the “Company”). The Company operates predominantly in one industry, road transportation, throughout the continental United States and Mexico and has only one reportable segment. At June 30, 2012, the Company operated a national terminal network and a tractor fleet of approximately 15,800 units comprised of 11,800 company tractors and 4,000 owner-operator tractors, a fleet of 51,600 trailers, and 6,800 intermodal containers.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Swift Transportation Company for the year ended December 31, 2011. Results for the six month period ended June 30, 2012 are not necessarily an indication of the results that may be expected for the full year ending December 31, 2012. Management has evaluated the effect on the Company’s reported financial condition and results of operations of events subsequent to June 30, 2012 through the issuance of the consolidated financial statements.

Note 2. New Accounting Standards

Effective January 1, 2012, the Company adopted ASU No. 2011-04, Fair Value Measurements and Disclosures (“Topic 820”) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU was issued concurrently with International Financial Reporting Standards (“IFRS”) 13, Fair Value Measurements (“IFRS 13”), and amends Topic 820 to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. The adoption did not have a material impact on the amounts and disclosures in the Company’s consolidated financial statements.

Note 3. Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2012 was 39%. The Company’s effective tax rate for the six months ended June 30, 2012 was 31%, which was 8% lower than the expected effective tax rate primarily due to the deferred state tax benefit related to an internal corporate restructuring of our subsidiaries in January of 2012. Excluding the impact of discrete items in the first quarter the effective tax rate for the six months ended June 30, 2012 would have been 39%. The effective tax rate for the three and six months ended June 30, 2011 was 41%, which was 2% higher than the expected effective tax rate primarily due to the amortization of previous losses from accumulated other comprehensive income (“OCI”) to income (for book purposes) related to the Company’s previous interest rate swaps that were terminated in December 2010 and a change in unrecognized tax benefits during the quarter resulting from a state tax audit.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of June 30, 2012 was $1.2 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company anticipates that the total amount of unrecognized tax benefits may decrease by $0.7 million during the next twelve months, which should not have a material impact on the Company’s financial statements.

Certain of the Company’s subsidiaries are currently under examination by the state of California for the 2005, 2006 and May 10, 2007 tax years. In addition, other state jurisdictions are conducting examinations for years ranging from 2007 to 2009. The Company, during 2012, anticipates concluding its California examination for 2005, 2006 and the partial year ended May 10, 2007. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Years subsequent to 2007 remain subject to examination.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Note 4. Investments

The Company accounts for its investments in accordance with Topic 320, Investments – Debt and Equity Securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination on a quarterly basis. As of June 30, 2012, all of the Company’s investments were classified as held to maturity, as the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are carried at amortized cost. The amortized cost of debt securities is adjusted using the effective interest rate method for amortization of premiums and accretion of discounts. Such amortization and accretion is reported in other (income) expenses in the Company’s consolidated statements of operations. These investments will be used to reimburse the insurance claim losses paid by the Company’s captive insurance companies, Red Rock Risk Retention Group, Inc., (“Red Rock”) and Mohave Transportation Insurance Company (“Mohave”), and are restricted by insurance regulations. The following table presents the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s fixed maturity securities as of June 30, 2012 (in thousands):

	June 30, 2012
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Temporary Losses

Fixed Maturity Securities-restricted:
Foreign corporate securities	$2,015	$1	$—	$2,016
U.S. corporate securities	12,597	1	6	12,592

Total fixed maturity securities-restricted	$14,612	$2	$6	$14,608

As of June 30, 2012, the contractual maturities of the fixed maturity securities were one year or less. As of June 30, 2012, the Company held four securities with unrealized losses for less than 12 months.

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

For impaired debt securities that do not meet this criteria, the Company determines if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security’s amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of accumulated OCI. The Company did not recognize any impairment losses for the three and six months ended June 30, 2012.

Note 5. Intangible Assets

Intangible assets as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30,	December 31,
	2012	2011
Customer Relationship:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(114,393)	(105,875)
Owner-Operator Relationship:
Gross carrying value	3,396	3,396
Accumulated amortization	(3,396)	(3,396)
Trade Name:
Gross carrying value	181,037	181,037

Intangible assets, net	$341,968	$350,486

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

The following table presents amortization expense for the three and six months ended June 30, 2012 and 2011, related to intangible assets recognized in conjunction with the 2007 going private transaction and the previous intangibles assets existing prior to the 2007 going private transaction (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Amortization of intangible assets related to 2007 going private transaction	$3,923	$4,326	$7,934	$8,761
Amortization of intangible assets related to intangible assets existing prior to the 2007 going private transaction	292	291	584	583

Amortization expense	$4,215	$4,617	$8,518	$9,344

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Note 6. Assets Held for Sale

Assets held for sale as of June 30, 2012 and December 31, 2011 was as follows (in thousands):

	June 30,	December 31,
	2012	2011
Land and facilities	$10,383	$9,958
Revenue equipment	2,924	3,613

Assets held for sale	$13,307	$13,571

As of June 30, 2012 and December 31, 2011, assets held for sale are carried at the lower of depreciated cost or estimated fair value less expected selling expenses. The Company expects to sell these assets within the next twelve months.

Note 7. Equity Investment and Note Receivable – Swift Power Services, LLC

On February 14, 2012, the Company contributed approximately $500 thousand to Swift Power Services, LLC (“SPS”) (formerly GTI Holdings, LLC) in return for 49.95% ownership interest. SPS was formed in January 2012 for the purpose of acquiring the assets and business of three trucking companies engaged in bulk transporting of water, oil, liquids and pipe to various oil companies drilling in the Bakken shale in northwestern North Dakota. The Company accounts for its interest in SPS using the equity method. For the three and six months ended June 30, 2012, the Company recorded equity losses of $280 thousand and $358 thousand, respectively, in other expense in the Company’s consolidated statements of operations relating to its investment in SPS.

Additionally, on February 14, 2012, the Company loaned $7.5 million to SPS pursuant to a secured promissory note which is secured by substantially all of the assets of SPS. The note accrues interest at a fixed rate equal to 9.0% per annum with interest due quarterly beginning July 31, 2012. Beginning December 31, 2012, principal payments on the note are due in equal quarterly installments of 5.0% of the initial aggregate principal amount. All outstanding interest and principal balance are due on April 30, 2015.

Note 8. Debt and Financing Transactions

Other than the Company’s accounts receivable securitization as discussed in Note 9 and its outstanding capital lease obligations as discussed in Note 10, the Company had long-term debt outstanding as of June 30, 2012 and December 31, 2011, respectively, as follows (in thousands):

	June 30,	December 31,
	2012	2011
Senior secured first lien term loan due December 2016, net of $476 OID at June 30, 2012	$183,274	$—
Senior secured first lien term loan due December 2017, net of $1,587 OID at June 30, 2012	641,798	—
Senior secured first lien term loan due December 2016, net of $8,855 OID at December 31, 2011	—	925,534
Senior second priority secured notes due November 15, 2018, net of $8,070 and $8,702 OID at June 30, 2012 and December 31, 2011, respectively	491,930	491,298
12.50% fixed rate notes due May 15, 2017	—	15,638
Other	3,782	8,276

Total long-term debt	1,320,784	1,440,746
Less: current portion	2,992	6,678

Long-term debt, less current portion	$1,317,792	$1,434,068

The credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary. As of June 30, 2012 and December 31, 2011, the balance of deferred loan costs was $14.8 million and $22.3 million, respectively, and is recorded in other assets in the Company’s consolidated balance sheets.

Senior Secured Credit Facility

The senior secured credit facility was originally entered into on December 21, 2010 and consisted of a first lien term loan with an original aggregate principal amount of $1.07 billion due December 2016 and a $400.0 million revolving line of credit due December 2015 (the “Old Agreement”). On March 6, 2012, the Company entered into an Amended and Restated Credit Agreement (the “New Agreement”) replacing the Old Agreement with a $874.0 million face value first lien term loan, which was originally scheduled to mature in December 2016 and accrued interest at the LIBOR rate plus 4.50%, including a minimum LIBOR rate of 1.50%. The replacement of the Old Agreement with the New Agreement resulted in a loss on debt extinguishment of $20.9 million, before tax, representing the write-off of the remaining unamortized portion of original issue discount and deferred financing fees associated with the Old Agreement.

The New Agreement is comprised of a $200.0 million face value first lien term loan B-1 tranche, net of unamortized original issue discount of $0.5 million, and a $674.0 million face value first lien term loan B-2 tranche, net of unamortized original issue discount of $1.6 million as of June 30, 2012. The $200.0 million face value first lien term loan B-1 accrues interest at the LIBOR rate plus 3.75% with no minimum LIBOR rate and includes scheduled quarterly principal payments beginning June 30, 2012 of $5.0 million per quarter through December 2013 and generally $10.0 million per quarter thereafter until maturity in December 2016. The $674.0 million face value first lien term loan B-2 tranche accrues interest at the LIBOR rate plus 3.75% with a minimum LIBOR rate of 1.25% and includes scheduled quarterly principal payments of 0.25% of the original loan amount, or $1.685 million, until maturity in December 2017. On April 17, 2012, the Company entered into the Incremental Facility Amendment to the Amended and Restated Credit Agreement (“Incremental Facility Amendment”). Pursuant to the Incremental Facility Amendment, the Company received $10.0 million in proceeds from a Specified Incremental Tranche B-1 Term Loan (“Incremental Term Loan”). The terms applicable to the Incremental Term Loan are the same as those applicable to the first lien term loan B-1 tranche under the Company’s New Agreement. As of June 30, 2012, the Company made voluntary prepayments of $26.3 million on the first lien term loan B-1 tranche and $30.6 million on the first lien term loan B-2 tranche. The prepayments were funded though proceeds from the Incremental Term Loan and advances from its accounts receivable securitization. These prepayments have satisfied the scheduled principal payments on the first lien term loan B-1 tranche through June 2013 and the first lien term loan B-2 tranche through September 2016.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

In addition to the pricing, payment and maturity changes described above, certain provisions of the Old Agreement were amended and clarified in the New Agreement, including, but not limited to, adding an accordion feature that provides for an increase in the revolving commitment of up to $250.0 million, subject to the satisfaction of certain conditions and the participation of the lenders; modifying the definition of adjusted EBITDA to add back expenses relating to permitted acquisitions and dispositions; removing the requirement to prepay the facility from the proceeds of equity offerings where the Company is not in violation of a leverage condition; and relaxing the restrictions on the repurchase or redemption of the Company’s senior notes where the Company is in compliance with a defined leverage ratio.

In April 2012, the Company entered into the First Amendment to the Amended and Restated Credit Agreement (“Amendment”). The Amendment reduced the applicable rate on the revolving credit facility from 4.50% to a range of 3.00% to 3.25% for LIBOR based borrowings and letters of credit and from 3.50% to a range of 2.00% to 2.25% for Base Rate borrowings, depending on the Company’s consolidated leverage ratio as defined in the New Agreement. Additionally, the commitment fee for the unused portion of the revolving credit facility was reduced from a range of 0.50% to 0.75% to a range of 0.25% to 0.50% depending on the Company’s consolidated leverage ratio. In addition, the maturity date of the $400.0 million revolving credit facility was extended from December 21, 2015 to September 21, 2016.

As of June 30, 2012, there were no borrowings under the $400.0 million revolving line of credit, while the Company had outstanding letters of credit under this facility primarily for workers’ compensation and self-insurance liability purposes totaling $160.5 million, leaving $239.5 million available under the revolving line of credit. Outstanding letters of credit incur fees ranging from 3.00% to 3.25% per annum, depending on the Company’s consolidated leverage ratio as defined in the New Agreement. The Company was in compliance with the covenants in the senior secured credit agreement as of June 30, 2012.

Through June 30, 2012, the Company incurred $7.0 million of transaction costs related to both the New Agreement and the Amendment, excluding original issue discounts. Such costs were capitalized as deferred loan costs and will be amortized over the terms of the debt instruments.

Senior Second Priority Secured Notes

On December 21, 2010, Swift Services Holdings, Inc., a wholly owned subsidiary, completed a private placement of senior second priority secured notes totaling $500.0 million face value which mature in November 2018 and bear interest at 10.0% (the “senior notes”). The Company received proceeds of $490.0 million, net of a $10.0 million original issue discount. Interest on the senior notes is payable on May 15 and November 15 each year. The Company was in compliance with the covenants in the indenture governing the senior notes as of June 30, 2012.

Fixed Rate Notes

On May 21, 2012, the Company completed the call of its remaining $15.2 million face value 12.50% fixed rate notes due May 15, 2017, at a price of 106.25% of face value pursuant to the terms of the indenture governing the notes. The Company paid total proceeds of $16.2 million, which included the aggregate outstanding principal balance, the premium and the unpaid interest through closing and resulted in a loss on debt extinguishment of $1.3 million.

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

For the three and six months ended June 30, 2012, the Company incurred program fee expenses of $0.8 million and $1.6 million, respectively, associated with the 2011 RSA. For the three and six months ended June 30, 2011, the Company incurred program fee expenses of $1.1 million and $2.4 million associated with the 2011 RSA and 2008 RSA, respectively. As of June 30, 2012, the outstanding borrowing under the 2011 RSA was $203.0 million against a total available borrowing base of $265.1 million, leaving $62.1 million available.

Note 10. Capital Leases

The Company leases certain revenue equipment under capital leases. The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. The Company is obligated to pay the balloon payments at the end of the leased term whether or not it receives the proceeds of the contracted residual values from the respective manufacturers. Certain leases contain renewal or fixed price purchase options. Obligations under capital leases total $134.2 million as of June 30, 2012, the current portion of which is $43.9 million. The leases are collateralized by revenue equipment with a cost of $305.8 million and accumulated amortization of $123.9 million as of June 30, 2012. The amortization of the equipment under capital leases is included in depreciation and amortization of property and equipment in the Company’s consolidated statements of operations.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Note 11. Derivative Financial Instruments

Cash Flow Hedges — The Company, as contemplated by the credit facility, has derivative liabilities relating to outstanding forward-starting interest rate swap agreements, designated as cash flow hedges as defined under ASC 815. These interest rate swaps with an aggregate notional amount of $350.0 million take effect in January 2013 and have a maturity date in July 2015. These contracts are entered into to manage interest rate risk against the Company’s variable rate debt. The effective portion of the changes in estimated fair value of the designated swaps is recorded in accumulated OCI and is thereafter recognized as derivative interest expense as the interest on the hedged debt affects earnings. Hedged interest accruals do not begin until January 2013. Any ineffective portions of the changes in the fair value of designated interest rate swaps will be recognized directly to earnings as derivative interest expense in the Company’s consolidated statements of operations.

The estimated fair value of the interest rate swap liability as of June 30, 2012 and December 31, 2011 was $12.2 million and $10.1 million, respectively. As of June 30, 2012 and December 31, 2011, changes in estimated fair value of the designated interest rate swap agreements totaling $7.5 million and $6.2 million, net of tax, respectively, were reflected in accumulated OCI. Refer to Note 12 below for further discussion of the Company’s estimated fair value methodology.

The following table presents the changes in the fair values, net of tax, of derivatives designated as cash flow hedges had on accumulated OCI and earnings (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Amount of loss recognized in accumulated OCI on derivative (effective portion)	$716	$2,087	$1,291	$2,087
Amount of loss reclassified from accumulated OCI into income as “Derivative interest expense” (effective portion)	$(2,108)	$(4,003)	$(4,653)	$(8,683)

As of June 30, 2012, $1.2 million of deferred losses on derivatives in accumulated OCI is expected to be reclassified to earnings within the next 12 months.

Note 12. Fair Value Measurement

Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of June 30, 2012 and December 31, 2011, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Fixed maturity securities-restricted	$14,612	$14,608	$—	$—
Financial Liabilities:
Senior secured first lien term loan due December 2016	183,274	182,798	—	—
Senior secured first lien term loan due December 2017	641,798	642,066	—	—
Senior secured first lien term loan	—	—	925,534	923,220
Senior second priority secured notes	491,930	536,203	491,298	517,091
Fixed rate notes	—	—	15,638	16,420
Interest rate swaps	12,170	12,170	10,061	10,061
Securitization of accounts receivable	$203,000	$203,000	$180,000	$180,000

The carrying amounts shown in the table (other than the securitization of accounts receivable, fixed maturity securities -restricted and interest rate swaps) are included in the consolidated balance sheets in long-term debt and obligations under capital leases. The estimated fair values of the financial instruments shown in the above table as of June 30, 2012 and December 31, 2011 represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances.

The following summary presents a description of the methods and assumptions used to estimate the fair value of each class of financial instrument.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Fixed maturity securities-restricted

The estimated fair value of the Company’s fixed maturity securities investments are based on quoted prices in active markets that are readily and regularly obtainable.

First lien term loans, senior second priority secured notes, and fixed and floating rate notes

The fair values of the first lien term loan, senior second priority secured notes, and fixed rate notes were determined by bid prices in trading between qualified institutional buyers.

Securitization of Accounts Receivable

The Company’s securitization of accounts receivable consists of borrowings outstanding pursuant to the Company’s 2011 RSA, as discussed in Note 9. Its fair value is estimated by discounting future cash flows using a discount rate commensurate with the uncertainty involved.

Interest rate swaps

The Company’s interest rate swap agreements were carried on the balance sheet at estimated fair value as of June 30, 2012 and consisted of two interest rate swaps. The Company’s interest rate swaps are valued using valuation models, since they are not actively traded.

Interest rate yield curves and credit spreads derived from trading levels of the Company’s first lien term loan are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments the Company holds. The Company considers the effect of its own credit standing and that of its counterparties in the valuations of its derivative financial instruments. As of June 30, 2012, the Company had recorded a credit valuation adjustment of $1.0 million, based on the credit spread derived from trading levels of the Company’s first lien term loan, to reduce the interest rate swap liability to its estimated fair value.

Fair value hierarchy

Topic 820 establishes a framework for measuring fair value in accordance with GAAP and expands financial statement disclosure requirements for fair value measurements. Topic 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

•	Level 1—Valuation techniques in which all significant inputs are quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.

•

Level 2—Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices from markets that are not active for assets or liabilities that are identical or similar to the assets or liabilities being measured. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level 2 valuation techniques.

•

Level 3—Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company will measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the estimated fair value measurement in its entirety. Following is a brief summary of the Company’s classification within the fair value hierarchy of each major category of assets and liabilities that it measures and reports on its consolidated balance sheets at estimated fair value on a recurring basis as of June 30, 2012:

•

Interest rate swaps. The Company’s interest rate swaps are valued using standard valuation models and credit valuation adjustments, both of which use significant inputs that are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classified these valuation techniques as Level 2 in the hierarchy.

As of June 30, 2012 and December 31, 2011, information about inputs into the fair value measurements of each major category of the Company’s liabilities that were measured at estimated fair value on a recurring basis in periods subsequent to their initial recognition was as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Interest rate swaps	$12,170	$—	$12,170	$—
December 31, 2011:
Interest rate swaps	$10,061	$—	$10,061	$—

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

As of June 30, 2012, information about inputs into the estimated fair value measurements of the Company’s assets that were measured at estimated fair value on a nonrecurring basis in the period is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
June 30, 2012:
Real property	$665	$—	$—	$665	$(1,065)

In accordance with the provisions of Topic 360, Property, Plant and Equipment, real property with a carrying amount of $1.7 million was written down to its estimated fair value of $0.6 million during the first quarter of 2012, resulting in an impairment charge of $1.1 million, which was included in Impairments in the Company’s consolidated statements of operations for the six months ended June 30, 2012. The impairment of this asset was identified due to the Company’s decision to no longer use this property for its initial intended purpose. The Company estimated its fair value using significant unobservable inputs because there have been no recent sales of similar properties in the market place.

Note 13. Earnings per Share

The Company calculates its basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. The Company’s diluted earnings per share is calculated in a similar manner, but include the effect of dilutive securities, if any, from stock options and using the treasury stock method. To the extent these securities are anti-dilutive; they are excluded from the calculation of diluted earnings per share. The following table sets forth the calculations of basic and diluted earnings per share attributable to the stockholders of the Company (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$33,699	$19,583	$39,887	$22,788

Basic:
Weighted average common shares outstanding	139,522	139,479	139,505	138,807
Diluted:
Dilutive effect of stock options	118	1,237	147	1,005

Total weighted average diluted shares outstanding	139,640	140,716	139,652	139,812

Anti-dilutive shares excluded from the diluted earnings per share calculation(1)	4,257	—	4,277	—

Earnings per share:
Basic earnings per share	$0.24	$0.14	$0.29	$0.16
Diluted earnings per share	$0.24	$0.14	$0.29	$0.16

(1)

Impact of outstanding options to purchase shares of the Company’s Class A common stock were anti-dilutive since the options exercise price was greater than the average market price of the common shares and were excluded from the calculation of diluted earnings per share.

As of June 30, 2012 and 2011, there were 6,005,914 and 5,906,758 options outstanding, respectively.

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

2004 owner-operator class action litigation

On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly situated persons against Swift Transportation: Garza vs. Swift Transportation Co., Inc., Case No. CV07-0472. The putative class originally involved certain owner-operators who contracted with us under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that we should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied plaintiff’s petition for class certification, the plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14, 2008, we filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted our petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, the plaintiff renewed the motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. Upon certification, we filed a motion to compel arbitration as well as filing numerous motions in the trial court urging dismissal on several other grounds including, but not limited to the lack of an employee as a class representative, and because the named owner-operator class representative only contracted with us for a three month period under a one year contract that no longer exists. In addition to these trial court motions, we also filed a petition for special action with the Arizona Court of Appeals arguing that the trial court erred in certifying the class because the trial court relied upon the Court of Appeals ruling that was previously overturned by the Arizona Supreme Court. On April 7, 2011, the Arizona Court of Appeals declined jurisdiction to hear this petition for special action and we filed a petition for review to the Arizona Supreme Court. On August 31, 2011, the Arizona Supreme Court declined to review the decision of the Arizona Court of Appeals. During the month of April 2012, the court issued the following rulings with respect to certain motions filed by Swift: (1) denied Swift’s motion to compel arbitration; (2) denied Swift’s request to decertify the class; (3) granted Swift’s motion that there is no breach of contract; and (4) granted Swift’s motion to limit class size based on statute of limitations. We intend to continue to pursue all available appellate relief supported by the record, which we believe demonstrates that the class is improperly certified and, further, that the claims raised have no merit. We retain all of our defenses against liability and damages. The final disposition of this case and the impact of such final disposition cannot be determined at this time.

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

In November 2011 and February 2012, we engaged in voluntary mediation in an attempt to resolve the matter and mitigate costs and risks of ongoing litigation. On June 14, 2012, the parties submitted to the court a petition for approval of a settlement agreement in resolution of the entire matter. Subject to preliminary and final approval of the settlement by the United States District Court for the Western District of Tennessee, Swift has agreed to make certain payments to qualifying class members on a claims made basis which will be within a dollar range of $2 million to $2.5 million and Swift will also agree to relinquish any legal claims to amounts owed by class members for unpaid academy tuition. The cost of settlement to Swift, including cash payments, related costs and charge offs, is not expected to result in any additional material charges or financial impact to the Company. Although Swift will relinquish its legal rights to amounts owed to it by class members for unpaid academy tuition, such amounts were fully reserved for in prior periods in accordance with generally accepted accounting principles and thus no additional charges will be recorded for the relinquishment of such unpaid tuition receivables in connection with the settlement.

Owner-operator misclassification class action litigation

On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: John Doe 1 and Joseph Sheer v. Swift Transportation Co., Inc., and Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 09-CIV-10376 filed in the United States District Court for the Southern District of New York, or the Sheer Complaint. The putative class involves owner-operators alleging that we misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act, or FLSA, and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 200 other current or former owner-operators have joined this lawsuit. Upon our motion, the matter has been transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On June 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The Court also denied plaintiff’s request to arbitrate the matter as a class. The plaintiff filed a petition for a writ of mandamus asking that the District Court’s order be vacated. On July 27, 2011, the court denied the plaintiff’s petition for writ of mandamus and plaintiff’s filed another request for interlocutory appeal. On December 9, 2011, the court permitted the plaintiffs to proceed with their interlocutory appeal. We intend to vigorously defend against any arbitration proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.

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

California owner-operator and employee driver class action

On July 1, 2010, a class action lawsuit was filed by Michael Sanders against Swift Transportation and IEL: Michael Sanders individually and on behalf of others similarly situated v. Swift Transportation Co., Inc. and Interstate Equipment Leasing, Case No. 10523440 in the Superior Court of California, County of Alameda, or the Sanders Complaint. The putative class involves both owner-operators and driver employees alleging differing claims against Swift and IEL. Many of the claims alleged by both the putative class of owner-operators and the putative class of employee drivers overlap the same claims as alleged in the Sheer Complaint with respect to owner-operators and the Burnell Complaint as it relates to employee drivers. As alleged in the Sheer Complaint, the putative class includes owner-operators of Swift during the four years preceding the date of filing alleging that we misclassified owner-operators as independent contractors in violation of FLSA and various California state laws and that such owner-operators should be considered employees. As also alleged in the Sheer Complaint, the owner-operator portion of the Sanders Complaint also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. As alleged in the Burnell Complaint, the putative class in the Sanders Complaint includes drivers who worked for us during the four years preceding the date of filing alleging that we failed to provide proper meal and rest periods, failed to provide accurate wage statements upon separation from employment, and failed to timely pay wages upon separation from employment. The Sanders Complaint also raises two issues with respect to the owner-operators and two issues with respect to drivers that were not also alleged as part of either the Sheer Complaint or the Burnell Complaint. These separate owner-operator claims allege that we failed to provide accurate wage statements and failed to properly compensate for waiting times. The separate employee driver claims allege that we failed to reimburse business expenses and coerced driver employees to patronize the employer. The Sanders Complaint seeks to create two classes, one which is mostly (but not entirely) encompassed by the Sheer Complaint and another which is mostly (but not entirely) encompassed by the Burnell Complaint. Upon our motion, the Sanders Complaint has been transferred from the Superior Court of California for the County of Alameda to the United States District Court for the Northern District of California. On January 17, 2012, the court entered an order dismissing plaintiff’s case and granting Swift’s motion to compel arbitration. The plaintiffs have filed an appeal to the January 17, 2012 order.

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

On July 17, 2012, we engaged in a voluntary mediation session with the parties involved in the Ridderbush Complaint in an attempt to resolve the matter in order to avoid litigation and mitigate legal expense.

The issue of class certification must first be resolved before the court will address the merits of the case, and we retain all of our defenses against liability and damages pending a determination of class certification. We intend to vigorously defend against certification of the class as well as the merits of this matter should the class be certified.

Washington overtime class action

On September 9, 2011, a class action lawsuit was filed by Troy Slack on behalf of himself and all similarly situated persons against Swift Transportation: Troy Slack, et al v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Corporation in the State Court of Washington, Pierce County, or the Slack Compliant. The Slack Compliant was removed to federal court on October 12, 2011, case number 11-2-11438-0. The putative class includes all current and former Washington State-based employee drivers during the three year statutory period alleging that they were not paid overtime in accordance with Washington State law and that they were not properly paid for meal and rest periods. We intend to vigorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.

Arizona FCRA class action

On August 8, 2011, a proposed class action lawsuit was filed by Kelvin D. Daniel, Tanna Hodges, and Robert R. Bell, Jr. on behalf of themselves and all similarly situated persons against Swift Transportation Corporation: Kelvin D. Daniel, Tanna Hodges, and Robert R. Bell, Jr. et al. v. Swift Transportation Corporation, in the United States District Court for the District of Arizona, case number 2:11-CV-01548-ROS, or the Daniel Complaint. Plaintiffs sought employment with Swift Transportation of Arizona, LLC (“Swift Arizona”) and that entity has answered the complaint. The putative class includes individuals throughout the United States who sought employment with Swift Arizona and about whom Swift Arizona procured a criminal background report for employment purposes during the application process. The complaint alleges Swift Arizona violated the Fair Credit Reporting Act (“FCRA”). Among the allegations are that we did not make adequate disclosures or obtain authorizations for applicants; ii) did not issue pre-adverse action notices for in-person applicants who were not hired in whole or in part because of a background report that contained at least one derogatory item that would disqualify the person under Swift Arizona’s hiring policies; and iii) did not issue adverse action notifications to applicants who were not hired in whole or in part because of a background report that contained at least one derogatory item that would disqualify the person from under Swift Arizona’s hiring policies. In October 2011, in response to a partial motion to dismiss filed by Swift Arizona, the plaintiffs filed an amended complaint, to which Swift Arizona answered in part, and after the court denied a partial motion to dismiss, Swift Arizona filed an answer addressing the remaining allegations. We intend to vigorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.

Illinois discrimination class action

On October 3, 2011, a class action lawsuit was filed by Steve C. Bluford on behalf of himself and all similarly situated persons against Swift Transportation: Steve C. Bluford v Swift v. Transportation, in the United States District Court for the Northern District of Illinois, Eastern Division, case number 1-11CV-06932, or the Bluford Complaint. The putative class includes all African American employee drivers who worked from the Illinois terminal during the two year statutory period alleging that we failed to treat similarly situated African American employees in the same manner as Caucasian employees. The named plaintiff, Steve Bluford, previously filed an EEOC complaint raising the same allegations which was dismissed by the EEOC as having no merit. On May 16, 2012, the Court granted Swift’s motion to dismiss the class, but any class member retains their rights to pursue individual claims if they so elect.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Note 16. Subsequent Events

On July 27, 2012, the Company made a voluntary prepayment of $25.0 million on its first lien term loan B-2 tranche. Following this prepayment, there are no remaining scheduled principal payments on the first lien term loan B-2 tranche until its maturity in December 2017.

Note 17. Guarantor Condensed Consolidating Financial Statements

The payment of principal and interest on the Company’s senior second priority secured notes are guaranteed by the Company’s 100% owned subsidiaries (the “Guarantor Subsidiaries”) other than its driver academy subsidiary, its captive insurance subsidiaries, its special-purpose receivables securitization subsidiary, and its foreign subsidiaries (the “Non-guarantor Subsidiaries”). The separate financial statements of the Guarantor Subsidiaries are not included herein because the Guarantor Subsidiaries are the Company’s 100% owned consolidated subsidiaries and are jointly, severally, fully and unconditionally liable for the obligations represented by the senior second priority secured notes.

The condensed consolidating financial statements present consolidating financial data for (i) Swift Transportation Company (on a parent only basis), (ii) Swift Services Holdings, Inc. (on an issuer only basis), (iii) the combined Guarantor Subsidiaries, (iv) the combined Non-Guarantor Subsidiaries, (v) an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and (vi) the parent company and subsidiaries on a consolidated basis as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011.

Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Condensed consolidating balance sheet as of June 30, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$27,246	$—	$(1,674)	$9,943	$—	$35,515
Restricted cash and fixed maturity securities—restricted	—	—	—	71,780	—	71,780
Accounts receivable, net	—	—	13,630	338,361	(3,102)	348,889
Intercompany receivable (payable)	9,122	448,520	(512,373)	54,731	—	—
Other current assets	45,082	(2,760)	95,914	10,803	—	149,039

Total current assets	81,450	445,760	(404,503)	485,618	(3,102)	605,223

Property and equipment, net	—	—	1,267,141	34,519	—	1,301,660
Other assets	(22,893)	770,506	(385,218)	5,389	(297,019)	70,765
Intangible assets, net	—	—	331,155	10,813	—	341,968
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$58,557	$1,216,266	$1,055,552	$542,618	$(300,121)	$2,572,872

Current portion of long-term debt and obligations under capital leases	$—	$—	$46,321	$42,949	$(42,416)	$46,854
Other current liabilities	1,684	6,389	238,084	29,221	(3,103)	272,275

Total current liabilities	1,684	6,389	284,405	72,170	(45,519)	319,129

Long-term debt and obligations under capital leases	—	491,930	915,424	6,174	(5,405)	1,408,123
Deferred income taxes	(51,557)	(274)	442,370	3,395	—	393,934
Securitization of accounts receivable	—	—	—	203,000	—	203,000
Other liabilities	—	—	67,863	48,530	—	116,393

Total liabilities	(49,873)	498,045	1,710,062	333,269	(50,924)	2,440,579

Total stockholders’ (deficit) equity	108,430	718,221	(654,510)	209,349	(249,197)	132,293

Total liabilities and stockholders’ (deficit) equity	$58,557	$1,216,266	$1,055,552	$542,618	$(300,121)	$2,572,872

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Condensed consolidating balance sheet as of December 31, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$11,132	$—	$64,717	$6,235	$—	$82,084
Restricted cash	—	—	—	71,724	—	71,724
Accounts receivable, net	—	—	17,234	310,997	(4,196)	324,035
Intercompany receivable (payable)	—	442,000	(497,693)	55,693	—	—
Other current assets	69,060	19,203	90,245	9,784	—	188,292

Total current assets	80,192	461,203	(325,497)	454,433	(4,196)	666,135

Property and equipment, net	—	—	1,264,765	35,232	—	1,299,997
Other assets	(63,761)	2,692	279,037	6,147	(155,324)	68,791
Intangible assets, net	—	—	339,281	11,205	—	350,486
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$16,431	$463,895	$1,804,563	$513,296	$(159,520)	$2,638,665

Current portion of long-term debt and obligations under capital leases	$—	$—	$58,806	$37,426	$(36,893)	$59,339
Other current liabilities	1,460	6,389	225,604	28,219	(4,196)	257,476

Total current liabilities	1,460	6,389	284,410	65,645	(41,089)	316,815

Long-term debt and obligations under capital leases	—	491,298	1,037,783	6,258	(5,235)	1,530,104
Deferred income taxes	(50,715)	(198)	462,110	3,891	—	415,088
Securitization of accounts receivable	—	—	—	180,000	—	180,000
Other liabilities	—	—	63,286	47,183	—	110,469

Total liabilities	(49,255)	497,489	1,847,589	302,977	(46,324)	2,552,476

Total stockholders’ (deficit) equity	65,686	(33,594)	(43,026)	210,319	(113,196)	86,189

Total liabilities and stockholders’ (deficit) equity	$16,431	$463,895	$1,804,563	$513,296	$(159,520)	$2,638,665

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Condensed consolidating statement of operations for the three months ended June 30, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$856,591	$33,429	$(17,436)	$872,584

Operating expenses:
Salaries, wages and employee benefits	1,463	—	190,587	6,568	—	198,618
Operating supplies and expenses	685	6	60,395	3,800	(1,507)	63,379
Fuel	—	—	140,635	5,191	—	145,826
Purchased transportation	—	—	262,009	2,169	(11,493)	252,685
Rental expense	—	—	26,443	305	(172)	26,576
Insurance and claims	—	—	20,980	9,562	(4,264)	26,278
Depreciation and amortization of property and equipment	—	—	49,463	926	—	50,389
Amortization of intangibles	—	—	4,022	193	—	4,215
Gain on disposal of property and equipment	—	—	(3,478)	—	—	(3,478)
Communication and utilities	—	—	5,743	232	—	5,975
Operating taxes and licenses	—	—	13,324	2,120	—	15,444

Total operating expenses	2,148	6	770,123	31,066	(17,436)	785,907

Operating (loss) income	(2,148)	(6)	86,468	2,363	—	86,677

Interest expense, net	—	12,914	17,099	1,209	—	31,222
Other (income) expenses	(34,756)	(26,941)	(18,707)	(2,654)	83,038	(20)

Income (loss) before income taxes	32,608	14,021	88,076	3,808	(83,038)	55,475
Income tax (benefit) expense	(1,091)	(4,820)	26,382	1,305	—	21,776

Net income (loss)	$33,699	$18,841	$61,694	$2,503	$(83,038)	$33,699

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Condensed consolidating statement of operations for the three months ended June 30, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$835,131	$42,292	$(26,953)	$850,470

Operating expenses:
Salaries, wages and employee benefits	2,319	—	193,457	6,780	—	202,556
Operating supplies and expenses	1,295	—	51,125	7,581	(1,235)	58,766
Fuel	—	—	163,194	5,343	—	168,537
Purchased transportation	—	—	232,759	2,698	(11,777)	223,680
Rental expense	—	—	19,101	309	(186)	19,224
Insurance and claims	—	—	20,031	21,600	(13,755)	27,876
Depreciation and amortization of property and equipment	—	—	50,790	763	—	51,553
Amortization of intangibles	—	—	4,404	213	—	4,617
(Gain) loss on disposal of property and equipment	—	—	(728)	28	—	(700)
Communication and utilities	—	—	6,086	249	—	6,335
Operating taxes and licenses	—	—	13,164	2,295	—	15,459

Total operating expenses	3,614	—	753,383	47,859	(26,953)	777,903

Operating (loss) income	(3,614)	—	81,748	(5,567)	—	72,567

Interest expense, net	—	12,893	25,804	1,466	—	40,163
Other (income) expenses	(21,929)	(9,559)	5,595	(8,618)	33,847	(664)

Income (loss) before income taxes	18,315	(3,334)	50,349	1,585	(33,847)	33,068
Income tax (benefit) expense	(1,268)	(4,730)	18,862	621	—	13,485

Net income (loss)	$19,583	$1,396	$31,487	$964	$(33,847)	$19,583

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Condensed consolidating statement of operations for the six months ended June 30, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$1,666,098	$67,911	$(34,540)	$1,699,469

Operating expenses:
Salaries, wages and employee benefits	2,730	—	382,542	13,481	—	398,753
Operating supplies and expenses	1,232	8	114,110	6,580	(3,509)	118,421
Fuel	—	—	288,206	10,623	—	298,829
Purchased transportation	—	—	503,874	4,375	(22,362)	485,887
Rental expense	—	—	49,819	609	(353)	50,075
Insurance and claims	—	—	46,842	18,332	(8,316)	56,858
Depreciation and amortization of property and equipment	—	—	98,980	1,803	—	100,783
Amortization of intangibles	—	—	8,127	391	—	8,518
Impairments	—	—	1,065	—	—	1,065
(Gain) loss on disposal of property and equipment	—	—	(7,868)	—	—	(7,868)
Communication and utilities	—	—	11,745	476	—	12,221
Operating taxes and licenses	—	—	26,859	4,489	—	31,348

Total operating expenses	3,962	8	1,524,301	61,159	(34,540)	1,554,890

Operating (loss) income	(3,962)	(8)	141,797	6,752	—	144,579

Interest expense, net	—	25,827	37,788	2,531	—	66,146
Other (income) expenses	(41,285)	(55,940)	(20,114)	(5,045)	142,702	20,318

Income (loss) before income taxes	37,323	30,105	124,123	9,266	(142,702)	58,115
Income tax (benefit) expense	(2,564)	(9,641)	26,901	3,532	—	18,228

Net income (loss)	$39,887	$39,746	$97,222	$5,734	$(142,702)	$39,887

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Condensed consolidating statement of operations for the six months ended June 30, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$1,579,665	$83,551	$(53,857)	$1,609,359

Operating expenses:
Salaries, wages and employee benefits	4,743	—	379,996	13,293	—	398,032
Operating supplies and expenses	2,173	—	99,839	16,478	(2,620)	115,870
Fuel	—	—	308,614	10,204	—	318,818
Purchased transportation	—	—	436,196	4,875	(23,354)	417,717
Rental expense	—	—	36,950	636	(373)	37,213
Insurance and claims	—	—	38,438	39,673	(27,510)	50,601
Depreciation and amortization of property and equipment	—	—	100,498	1,413	—	101,911
Amortization of intangibles	—	—	8,912	432	—	9,344
Impairments	—	—	—	—	—	—
(Gain) loss on disposal of property and equipment	—	—	(3,014)	59	—	(2,955)
Communication and utilities	—	—	12,307	488	—	12,795
Operating taxes and licenses	—	—	26,166	4,551	—	30,717

Total operating expenses	6,916	—	1,444,902	92,102	(53,857)	1,490,063

Operating (loss) income	(6,916)	—	134,763	(8,551)	—	119,296

Interest expense, net	—	25,775	52,832	3,270	—	81,877
Other (income) expenses	(25,378)	(22,277)	7,463	(18,833)	57,850	(1,175)

Income (loss) before income taxes	18,462	(3,498)	74,468	7,012	(57,850)	38,594
Income tax (benefit) expense	(4,326)	(9,457)	26,814	2,775	—	15,806

Net income (loss)	$22,788	$5,959	$47,654	$4,237	$(57,850)	$22,788

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Condensed consolidating statement of cash flows for the six months ended June 30, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$25,110	$6,520	$151,107	$(16,887)	$—	$165,850

Cash flows from investing activities:
Decrease in restricted cash	—	—	—	14,556	—	14,556
Change in fixed maturity securities-restricted	—	—	—	(14,612)	—	(14,612)
Funding of GTI note receivable	—	—	(7,500)	—	—	(7,500)
Proceeds from sale of property and equipment	—	—	57,238	2	—	57,240
Capital expenditures	—	—	(130,012)	(1,090)	—	(131,102)
Payments received on notes receivable	—	—	3,202	—	—	3,202
Expenditures on assets held for sale	—	—	(2,223)	—	—	(2,223)
Payments received on assets held for sale	—	—	10,340	—	—	10,340
Payments received on equipment sale receivables	—	—	5,496	—	—	5,496
Dividend from subsidiary	—	—	6,700	—	(6,700)	—
Funding of intercompany notes	—	—	(787)	—	787	—
Payments received on intercompany notes	—	—	604	—	(604)	—
Other investing activities	—	—	(500)	—	—	(500)

Net cash (used in) provided by investing activities	—	—	(57,442)	(1,144)	(6,517)	(65,103)

Cash flows from financing activities:
Payment of deferred loan costs	—	—	(9,009)	—	—	(9,009)
Borrowings under accounts receivable securitization	—	—	—	174,000	—	174,000
Repayment of accounts receivable securitization	—	—	—	(151,000)	—	(151,000)
Repayment of long-term debt and capital leases	—	—	(171,167)	(266)	—	(171,433)
Dividend to parent	—	—	—	(6,700)	6,700	—
Proceeds from long-term debt	—	—	10,000	—	—	10,000
Proceeds from intercompany notes	—	—	—	787	(787)	—
Repayment of intercompany notes	—	—	—	(604)	604	—
Other financing activities	126	—	—	—	—	126
Net funding (to) from affiliates	(9,122)	(6,520)	10,120	5,522	—	—

Net cash provided by (used in) financing activities	(8,996)	(6,520)	(160,056)	21,739	6,517	(147,316)

Net increase (decrease) in cash and cash equivalents	16,114	—	(66,391)	3,708	—	(46,569)

Cash and cash equivalents at beginning of period	11,132	—	64,717	6,235	—	82,084
Cash and cash equivalents at end of period	$27,246	$—	$(1,674)	$9,943	$—	$35,515

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (continued)

Condensed consolidating statement of cash flows for the six months ended June 30, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$—	$—	$163,890	$(41,677)	$—	$122,213

Cash flows from investing activities:
Increase in restricted cash	—	—	—	(11,726)	—	(11,726)
Proceeds from sale of property and equipment	—	—	16,253	104	—	16,357
Capital expenditures	—	—	(108,228)	(2,930)	—	(111,158)
Payments received on notes receivable	—	—	3,784	—	—	3,784
Expenditures on assets held for sale	—	—	(4,987)	—	—	(4,987)
Payments received on assets held for sale	—	—	6,232	—	—	6,232
Funding of intercompany notes	—	—	(3,899)	—	3,899	—
Payments received on intercompany notes	—	—	2,047	—	(2,047)	—

Net cash (used in) provided by investing activities	—	—	(88,798)	(14,552)	1,852	(101,498)

Cash flows from financing activities:
Proceeds from issuance of class A common stock, net of issuance costs	62,994	—	—	—	—	62,994
Payment of deferred loan costs	—	(910)	(1,631)	(884)	—	(3,425)
Borrowings under accounts receivable securitization	—	—	—	86,000	—	86,000
Repayment of accounts receivable securitization	—	—	—	(81,500)	—	(81,500)
Repayment of long-term debt and capital leases	—	—	(87,672)	(200)	—	(87,872)
Proceeds from intercompany notes	—	—	—	3,899	(3,899)	—
Repayment of intercompany notes	—	—	—	(2,047)	2,047	—
Other financing activities	250	—	—	—	—	250
Net funding (to) from affiliates	(59,455)	910	9,485	49,060	—	—

Net cash provided by (used in) financing activities	3,789	—	(79,818)	54,328	(1,852)	(23,553)

Net increase (decrease) in cash and cash equivalents	3,789	—	(4,726)	(1,901)	—	(2,838)

Cash and cash equivalents at beginning of period	1,561	—	35,844	10,089	—	47,494
Cash and cash equivalents at end of period	$5,350	$—	$31,118	$8,188	$—	$44,656

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We define Adjusted Operating Ratio as (a) total operating expenses, less (i) fuel surcharges, (ii) amortization of intangibles from our 2007 going-private transaction, (iii) non-cash impairment charges, (iv) other special non-cash items, and (v) excludable transaction costs, as a percentage of (b) total revenue excluding fuel surcharge revenue. For the year ended December 31, 2011, we revised the calculation of Adjusted Operating Ratio to eliminate the impact of the non-cash amortization of the intangibles from our 2007 going private transaction to be consistent with the calculation of our Adjusted EPS. The three and six months ended June 30, 2011 presented below has been revised to reflect the revised definition. We believe fuel surcharge is sometimes volatile and eliminating the impact of this source of revenue (by netting fuel surcharge revenue against fuel expense) affords a more consistent basis for comparing our results of operations. We also believe excluding impairments, non-comparable nature of the intangibles from our going-private transaction and other special items enhances the comparability of our performance from period to period. A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (Amounts in thousands)
Total GAAP operating revenue	$872,584	$850,470	$1,699,469	$1,609,359
Less: Fuel surcharge revenue	176,017	178,316	338,731	316,133

Operating revenue, net of fuel surcharge revenue	696,567	672,154	1,360,738	1,293,226

Total GAAP operating expenses	785,907	777,903	1,554,890	1,490,063
Adjusted for:
Fuel surcharge revenue	(176,017)	(178,316)	(338,731)	(316,133)
Amortization of certain intangibles(a)	(3,923)	(4,326)	(7,934)	(8,761)
Non-cash impairments(b)	—	—	(1,065)	—

Adjusted operating expense	605,967	595,261	1,207,160	1,165,169

Adjusted operating income	$90,600	$76,893	$153,578	$128,057

Adjusted Operating Ratio	87.0%	88.6%	88.7%	90.1%
Operating Ratio	90.1%	91.5%	91.5%	92.6%

(a)	Amortization of certain intangibles reflects the non-cash amortization expense of $3.9 million and $4.3 million for the three months ended June 30, 2012 and 2011, respectively, and $7.9 million and $8.8 million for the six months ended June 30, 2012 and 2011, respectively, relating to certain intangible assets identified in our 2007 going private transaction through which Swift Corporation acquired Swift Transportation Co.
(b)	Real property with a carrying amount of $1.7 million was written down to its fair value of $0.6 million, resulting in a pre-tax impairment charge of $1.1 million in the first quarter of 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Amounts in thousands)
Net income	$33,699	$19,583	$39,887	$22,788
Adjusted for:
Depreciation and amortization of property and equipment	50,389	51,553	100,783	101,911
Amortization of intangibles	4,215	4,617	8,518	9,344
Interest expense	29,553	36,631	62,329	74,132
Derivative interest expense	2,108	4,003	4,653	8,683
Interest income	(439)	(471)	(836)	(938)
Income tax expense	21,776	13,485	18,228	15,806

EBITDA	$141,301	$129,401	$233,562	$231,726

Non-cash equity compensation(a)	1,466	2,319	2,733	4,743
Loss on debt extinguishment(b)	1,279	—	22,219	—
Non-cash impairments(c)	—	—	1,065	—

Adjusted EBITDA	$144,046	$131,720	$259,579	$236,469

(a)	Represents recurring non-cash equity compensation expense following our IPO, on a pre-tax basis. In accordance with the terms of our senior secured credit agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.
(b)	On May 21, 2012, the Company completed the call of its remaining $15.2 million face value 12.50% fixed rate notes due May 15, 2017, at a price of 106.25% of face value pursuant to the terms of the indenture governing the notes, resulting in a loss on debt extinguishment of $1.3 million, representing the call premium and write-off of the then-existing unamortized deferred financing fees. On March 6, 2012, the Company entered into an Amended and Restated Credit Agreement (the “New Agreement”). The New Agreement replaced the then-existing, remaining $874.0 million face value first lien term loan, which matured in December 2016. This resulted in a loss on debt extinguishment of $20.9 million in the first quarter of 2012, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the original term loan.
(c)	Includes the items discussed in note (b) to the Adjusted Operating Ratio table above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(Unaudited)
Diluted earnings per share	$0.24	$0.14	$0.29	$0.16
Adjusted for:
Income tax expense	0.16	0.10	0.13	0.11

Income before income taxes	0.40	0.24	0.42	0.28

Non-cash impairments(a)	—	—	0.01	—
Loss on debt extinguishment(b)	0.01	—	0.16	—
Amortization of certain intangibles(c)	0.03	0.03	0.06	0.06
Amortization of unrealized losses on interest rate swaps(d)	0.02	0.03	0.03	0.06

Adjusted income before income taxes	0.45	0.29	0.67	0.40
Provision for income tax expense at normalized effective rate	0.18	0.11	0.26	0.16

Adjusted EPS	$0.27	$0.18	$0.41	$0.24

(a)	Includes the items discussed in note (b) to the Adjusted Operating Ratio table above.
(b)	Includes the item discussed in note (b) to the Adjusted EBITDA table above.
(c)	Includes the items discussed in note (a) to the Adjusted Operating Ratio table above.

(d)	Amortization of unrealized losses on interest rate swaps reflects the non-cash amortization expense of $2.1 million and $4.0 million for the three months ended June 30, 2012 and 2011, respectively and $4.7 million and $8.7 million for the six months ended June 30, 2012 and 2011, respectively, included in derivative interest expense in the consolidated statements of operations and is comprised of previous losses recorded in accumulated OCI related to the interest rate swaps we terminated upon our IPO and concurrent refinancing transactions in December 2010. Such losses were incurred in prior periods when hedge accounting applied to the swaps and are expensed in relation to the hedged interest payments through the original maturity of the swaps in August 2012.

Overview

We are a multi-faceted transportation services company and the largest truckload carrier in North America. As of June 30, 2012, we operate a tractor fleet of approximately 15,800 units comprised of 11,800 company tractors and 4,000 owner-operator tractors, a fleet of 51,600 trailers, and 6,800 intermodal containers from 34 major terminals positioned near major freight centers and traffic lanes in the United States and Mexico. We offer customers the opportunity for “one-stop shopping” for their truckload transportation needs through a broad spectrum of services and equipment. Our extensive suite of services includes general, dedicated, and cross-border U.S./Mexico truckload services through dry van, temperature-controlled, flatbed, and specialized trailers, in addition to rail intermodal and non-asset based freight brokerage and logistics management services, making it an attractive choice for a broad array of customers.

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

The tables below reflect a summary of our operating results and other key performance measures for the three and six months ended June 30, 2012 and 2011.

Operating Results Summary

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except per share data)
Total operating revenue	$872,584	$850,470	$1,669,469	$1,609,359
Revenue excluding fuel surcharge revenue	$696,567	$672,154	$1,360,738	$1,293,226
Net income	$33,699	$19,583	$39,887	$22,788
Diluted earnings per common share	$0.24	$0.14	$0.29	$0.16
Adjusted EBITDA	$144,046	$131,720	$259,579	$236,469
Adjusted EPS	$0.27	$0.18	$0.41	$0.24

Key Performance Indicators

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Weekly trucking revenue per tractor	$3,166	$3,051	$3,110	$2,957
Deadhead miles percentage	11.65%	11.76%	11.75%	11.94%
Average tractors available for dispatch:
Company	10,612	11,151	10,568	11,128
Owner-Operator	4,015	4,032	4,019	4,002

Total	14,627	15,183	14,587	15,130
Operating Ratio	90.1%	91.5%	91.5%	92.6%
Adjusted Operating Ratio	87.0%	88.6%	88.7%	90.1%

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Factors Affecting Comparability between Periods

Three months ended June 30, 2012 results of operations

Net income for the three months ended June 30, 2012 was $33.7 million compared to $19.6 million in the 2011 period. Items impacting comparability between the second quarter of 2012 and the corresponding prior year period include the following:

•

$1.3 million loss on debt extinguishment resulting from the call of its remaining $15.2 million face value 12.50% fixed rate notes due May 15, 2017, at a price of 106.25% of face value and the write-off of the then existing unamortized deferred financing fees.

Six months ended June 30, 2012 results of operations

Net income for the six months ended June 30, 2012 was $39.9 million compared to $22.8 million in the 2011 period. Items impacting comparability between the six months ended June 30, 2012 and the corresponding prior year period include the following:

•	$22.2 million loss on debt extinguishment resulting from the call of its remaining $15.2 million face value 12.50% fixed rate notes due May 15, 2017 and the replacement of the first term loan;

•	$5.2 million gain relating to a contractual settlement with the City of Los Angeles recorded in Operating supplies and expenses;

•	$4.6 million benefit reflecting the deferred state tax benefit related to an internal corporate restructuring of our subsidiaries; and

•	$1.1 million pre-tax impairment charge for real property with a carrying amount of $1.7 million was written down to its fair value of $0.6 million in the first quarter of 2012.

Revenue

We record three types of revenue: trucking revenue, fuel surcharge revenue, and other revenue. A summary of our revenue generated by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Trucking revenue	$601,968	$602,268	$1,179,585	$1,156,989
Fuel surcharge revenue	176,017	178,316	338,731	316,133
Other revenue	94,599	69,886	181,153	136,237

Operating revenue	$872,584	$850,470	$1,699,469	$1,609,359

Trucking Revenue

Trucking revenue is generated by hauling freight for our customers using our trucks or our owner-operators’ equipment and includes all revenue we earn from our general truckload, dedicated, cross border, and drayage services. For the three months ended June 30, 2012, our trucking revenue remained flat compared with the same period in 2011 despite a 3.7% reduction in the size of our average operational fleet and a 2.5% decrease in loaded trucking miles. We were able to maintain our trucking revenue year over year by improvements in both our average revenue per loaded mile excluding fuel surcharge as well as our loaded miles per truck per week (loaded utilization). Our loaded utilization improvement of 1.2% was muted by the continued shift in business mix from over-the-road general truckload services to dedicated regional services, which typically result in fewer loaded miles per truck per week. The loaded utilization in our over-the-road general truckload service improved 110 miles per truck per week in the second quarter of 2012 compared to the second quarter of 2011. Our average revenue per loaded mile excluding fuel surcharge increased by 2.5% from the three months ended June 30, 2011 to the three months ended June 30, 2012. This improvement resulted from the 3.3% increase in our over-the-road general truckload service offset by 1.9% decrease in average rates in our dedicated service offerings due to changes in our business mix. The combination of improvements in both our average revenue per loaded mile and loaded utilization resulted in a 3.8% increase in our weekly trucking revenue per tractor from the second quarter of 2011 to $3,166 for the second quarter of 2012.

For the six months ended June 30, 2012, our trucking revenue increased by $22.6 million, or 2.0%, compared with the same period in 2011. This increase reflects a 3.0% increase in average trucking revenue per loaded mile, excluding fuel surcharge, compared with the same period in 2011 offset by a 1.0% decrease in our loaded trucking miles. This increase in our average trucking revenue per loaded mile, excluding fuel surcharge in addition to year over year improvements in our utilization contributed to a 5.2% increase in productivity, measured by weekly trucking revenue per tractor for the six months ended June 30, 2012 over the 2011 period.

Fuel Surcharge Revenue

Fuel surcharges are designed to compensate us for fuel costs above a certain cost per gallon base. Generally, we receive fuel surcharges on the miles for which we are compensated by customers. The main factors that affect fuel surcharge revenue are the price of diesel fuel as represented by the United States Department of Energy, or D.O.E.’s national weekly average diesel fuel index (“DOE Index”) and the number of loaded miles. Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week’s applicable DOE Index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true.

For the three months ended June 30, 2012, fuel surcharge revenue decreased by $2.3 million, or 1.3%, compared with the same period in 2011 as a result of the 2.5% decrease in total loaded trucking miles and a reduction in fuel prices. The average of the DOE Index for the period decreased 1.5% to $3.96 per gallon in 2012 compared with $4.02 per gallon in the 2011 period.

For the six months ended June 30, 2012, fuel surcharge revenue increased by $22.6 million, or 7.1%, compared with the same period in 2011. This was driven by an increase in diesel prices and a 41.3% increase in loaded rail intermodal miles partially offset by a 1.0% decrease in loaded trucking miles during the first six months of 2012. The average of the DOE Index for the first six months increased 3.9% to $3.96 per gallon in 2012 compared with $3.81 per gallon in the 2011 period.

Other Revenue

Our other revenue is generated primarily by our rail intermodal business, non-asset based freight brokerage and logistics management service, tractor leasing revenue of IEL, premium revenue generated by our captive insurance companies, and other revenue generated by our shops. For the three months ended June 30, 2012, other revenue increased by $24.7 million, or 35.4%, compared with the 2011 period. This resulted primarily from the 44.2% increase in loaded intermodal miles, which our rail intermodal business represents approximately 60% of our other revenue, and a 15.7% increase in the additional ancillary services provided to our customers and owner-operators from the three months ended June 30, 2011 to the three months ended June 30, 2012.

For the six months ended June 30, 2012, other revenue increased by $44.9 million, or 33.0%, compared with the 2011 period. This increase was primarily the result of our rail intermodal business, specifically as a result of a 41.3% increase in our loaded rail intermodal miles. Additionally, other revenue increased as a result of the increased tractor leasing revenue from IEL and other ancillary services offered to owner-operators.

Operating Expenses

Salaries, Wages and Employee Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Salaries, wages and employee benefits	$198,618	$202,556	$398,753	$398,032
% of revenue excluding fuel surcharge revenue	28.5%	30.1%	29.3%	30.8%
% of operating revenue	22.8%	23.8%	23.5%	24.7%

For the three months ended June 30, 2012, salaries, wages, and employee benefits decreased by $3.9 million, or 1.9%, compared with the same period in 2011. The dollar decrease was primarily due to a 6.0% decrease in the total miles driven by company drivers in the second quarter of 2012 compared to the second quarter of 2011, offset by an increase in healthcare costs and an increase in administrative staff to support our growing business. As a percentage of revenue excluding fuel surcharge revenue, salaries, wages, and employee benefits decreased 160 basis points compared with the same period in 2011 as a result of growth in our average revenue per loaded mile, excluding fuel surcharge revenue, growth in our intermodal business and the increase in the percentage of miles driven by owner-operators, for which the costs are recognized in Purchased transportation.

For the six months ended June 30, 2012, salaries, wages, and employee benefits increased by $0.7 million, or 0.2%, compared with the same period in 2011. This slight dollar increase was primarily the result of an increase in our health care costs and an increase in our administrative staff to support our growing business, offset by the decrease in total miles driven by company drivers. As a percentage of revenue excluding fuel surcharge revenue, salaries, wages, and employee benefits decreased 150 basis points from the six months ended June 30, 2011 to the six months ended June 30, 2012 as a result of a 3.0% increase in our average trucking revenue per loaded mile excluding fuel surcharge revenue, continued growth in our intermodal business and the increased shift in miles driven by owner-operators.

In July 2012, we implemented a driver incentive bonus program which is designed to retain and reward drivers on their level of excellence. The anticipated cost of the quarterly bonus is one cent per mile driven by company drivers. Additionally, the compensation paid to our drivers and other employees has increased and may increase further in future periods as the economy strengthens and other employment alternatives become more available. Furthermore, because we believe that the market for drivers has tightened, we expect hiring expenses, including recruiting and advertising, to increase in order to attract sufficient numbers of qualified drivers to operate our fleet.

Operating Supplies and Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Operating supplies and expenses	$63,379	$58,766	$118,421	$115,870
% of revenue excluding fuel surcharge revenue	9.1%	8.7%	8.7%	9.0%
% of operating revenue	7.3%	6.9%	7.0%	7.2%

For the three months ended June 30, 2012, operating supplies and expenses increased by $4.6 million, or 7.8%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, operating supplies and expenses increased to 9.1% compared with 8.7% for the 2011 period. The increase was primarily the result of higher maintenance costs from increased trade-in activity and growing chassis rental costs as a result of a 44.2% increase in loaded rail intermodal miles.

For the six months ended June 30, 2012, operating supplies and expenses increased by $2.6 million, or 2.2%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, operating supplies and expenses decreased to 8.7% compared with 9.0% for the 2011 period. The increase was primarily the result of an increase in our maintenance costs due to the preparation of trucks for trade-in or sale and an increase in chassis rental costs due to a 41.3% increase in loaded rail intermodal miles. This increase was offset by a settlement we entered into with the City of Los Angeles (the “City”) associated with the Incentive Addendum to Drayage Services Concession Agreement we entered into with the City in December 2008 and as amended, in June 2009 (collectively the “Amended Addendum”). Pursuant to the Amended Addendum, in 2008 we received a one-time, early commitment incentive based on a minimum number of required drays to be completed over a five year term. We initially recorded the incentive as deferred revenue, and at the time of the Settlement, we had approximately $9.2 million remaining as deferred revenue. Concurrent with the City’s and the Company’s execution of the Settlement and the corresponding termination of the Amended Addendum, we refunded the City $4.0 million in full satisfaction of our obligations under the Amended Addendum and in full and final settlement of all claims for payment and damages that may be alleged by the City under the Amended Addendum. We recognized the remaining $5.2 million of deferred revenue in our consolidated statements of operations and classified as a reduction of operating supplies and expenses.

Because we believe that the market for drivers has tightened and may continue to tighten in future periods as the economy strengthens and other employment alternatives become available, hiring expenses including recruiting and advertising, which are included in operating supplies and expenses, have increased and we expect these expenses will continue to increase in order to attract sufficient numbers of qualified drivers to operate our fleet.

Fuel Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Fuel expense	$145,826	$168,537	$298,829	$318,818
% of operating revenue	16.7%	19.8%	17.6%	19.8%

Fuel expense decreased $22.7 million or 13.5% in the second quarter of 2012 as compared to the second quarter of 2011 primarily due to decreases in fuel prices, as the average of the DOE Index decreased by 1.5% compared to the second quarter of 2011. Additionally, fuel expense decreased as a result of the 6.0% decrease in total miles driven by company drivers in the second quarter of 2012 compared to the second quarter of 2011.

For the six months ended June 30, 2012, fuel expense decreased $20.0 million or 6.3% when compared to the prior year primarily as a result of a 4.2% decrease in total miles driven by company drivers in 2012 compared to the same period of 2011. This decrease was offset by the 3.9% increase in the average DOE Index for the six months ended June 30, 2012 as compared to the comparable six months in 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Total fuel surcharge revenue	$176,017	$178,316	$338,731	$316,133
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	72,716	67,150	139,825	117,935

Company fuel surcharge revenue	$103,301	$111,166	$198,906	$198,198

Total fuel expense	$145,826	$168,537	$298,829	$318,818
Less: Company fuel surcharge revenue	103,301	111,166	198,906	198,198

Net fuel expense	$42,525	$57,371	$99,923	$120,620

% of revenue excluding fuel surcharge revenue	6.1%	8.5%	7.3%	9.3%

For the three months ended June 30, 2012, net fuel expense decreased $14.8 million, or 25.9%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, net fuel expense decreased to 6.1% compared with 8.5% for the 2011 period. The decrease in net fuel expense is the result of the 6.0% decrease in total miles driven by company tractors and improved fuel efficiency. Additionally, this decrease was due to the steep decrease in fuel prices throughout the second quarter of 2012 as compared to the steep increases in the same period in 2011. The average DOE diesel fuel index decreased 11.1% within the second quarter of 2012, from $4.14 to $3.68. As previously disclosed, our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true.

For the six months ended June 30, 2012, net fuel expense decreased $20.7 million, or 17.2%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, net fuel expense decreased to 7.3% compared with 9.3% for the 2011 period. Although the average fuel price was higher during the first six months of 2012 as compared to the first six months of 2011, the DOE diesel fuel index increased from $3.33 to $3.89, or 16.8%, within the first six months of 2011 but actually decreased by 2.8% within the corresponding six month period ended June 30, 2012. As described above, the lag effect associated with fuel surcharges in periods of declining prices enabled better fuel recovery in 2012 compared to 2011. Additionally, net fuel expense decreased due to a 4.2% decrease in total miles driven by company tractors and improved fuel efficiency of the company fleet.

Purchased Transportation

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Purchased transportation expense	$252,685	$223,680	$485,887	$417,717
% of operating revenue	29.0%	26.3%	28.6%	26.0%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Purchased transportation	$252,685	$223,680	$485,887	$417,717
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	72,716	67,150	139,825	117,935

Purchased transportation, net of fuel surcharge reimbursement	$179,969	$156,530	$346,062	$299,782

% of revenue excluding fuel surcharge revenue	25.8%	23.3%	25.4%	23.2%

For the three months ended June 30, 2012, purchased transportation, net of fuel surcharge reimbursement, increased $23.4 million, or 15.0%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, purchased transportation, net of fuel surcharge reimbursement, increased to 25.8% compared with 23.3% for 2011. The increase in both expense and percentage of revenue excluding fuel surcharge is primarily the result of the 4.5% increase in total miles driven by owner-operators and the 41.9% increase in total miles for our rail intermodal business.

For the six months ended June 30, 2012, purchased transportation, net of fuel surcharge reimbursement, increased $46.3 million, or 15.4% compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, purchased transportation, net of fuel surcharge reimbursement, increased to 25.4% compared with 23.2% for 2011. The increase in both expense and percentage of revenue excluding fuel surcharge is primarily the result of the 5.1% increase in total miles driven by owner-operators and the growth in our rail intermodal business.

Insurance and Claims

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Insurance and claims	$26,278	$27,876	$56,858	$50,601
% of revenue excluding fuel surcharge revenue	3.8%	4.1%	4.2%	3.9%
% of operating revenue	3.0%	3.3%	3.3%	3.1%

For the three months ended June 30, 2012, insurance and claims expense decreased by $1.6 million, or 5.7%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, insurance and claims decreased to 3.8% compared with 4.1% for the 2011 period. The decrease is primarily related to the 2.6% decrease in total miles during the three months ended June 30, 2012 compared to the prior year period.

For the six months ended June 30, 2012, insurance and claims expense increased by $6.3 million, or 12.4%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, insurance and claims increased to 4.2%, compared with 3.9% for the same period in 2011. The increase is primarily due to the increase in reserves associated with unfavorable developments in the first quarter of 2012 of our prior year loss layers based on new information received on these claims during the period. The majority of this increase is related to adjustments made to two claims from 2006 and 2007. This increase was offset by the 1.2% decrease in total miles.

Rental Expense and Depreciation and Amortization of Property and Equipment

Because the mix of our leased versus owned tractors varies, we believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment when comparing results from period to period for analysis purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Rental expense	$26,576	$19,224	$50,075	$37,213
Depreciation and amortization of property and equipment	50,389	51,553	100,783	101,911

Rental expense and depreciation and amortization of property and equipment	$76,965	$70,777	$150,858	$139,124

% of revenue excluding fuel surcharge revenue	11.0%	10.5%	11.1%	10.8%
% of operating revenue	8.8%	8.3%	8.9%	8.6%

Rental expense and depreciation and amortization of property and equipment were primarily driven by our fleet of tractors and trailers shown below:

	June 30,	December 31,	June 30,
	2012	2011	2011
	(Unaudited)
Tractors:
Company
Owned	6,158	6,799	6,675
Leased — capital leases	2,248	2,457	3,048
Leased — operating leases	3,443	2,611	3,043

Total company tractors	11,849	11,867	12,766

Owner-operator
Financed through the Company	3,051	3,016	2,974
Other	975	1,019	1,128

Total owner-operator tractors	4,026	4,035	4,102

Total tractors	15,875	15,902	16,868

Trailers	51,641	50,555	49,256

Containers	6,783	6,210	5,731

For the three months ended June 30, 2012, rental expense and depreciation and amortization of property and equipment increased by $6.2 million, or 8.7%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, such expenses increased to 11.0% compared with 10.5% for same period in 2011. The dollar increase was primarily due to the rising cost of new equipment, a higher percentage of leased versus owned assets, as well as the growth in trailers and intermodal containers in the second quarter of 2012 as compared to the second quarter of 2011.

For the six months ended June 30, 2012, rental expense and depreciation and amortization of property and equipment increased by $11.7 million, or 8.4%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, such expenses increased to 11.1% compared with 10.8% for the 2011 period. The increased expense was primarily due to the rising costs of new tractors, the growth in the number of units leased to owner-operators through our IEL subsidiary, and the growth in trailers and intermodal containers.

Amortization of Intangibles

Amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with our 2007 going private transaction in which Swift Corporation acquired Swift Transportation Co.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Amortization of intangibles	$4,215	$4,617	$8,518	$9,344

Amortization of intangibles for the three months ended June 30, 2012 and 2011 is comprised of $3.9 million and $4.3 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction. Amortization expense decreased slightly in the 2012 period compared to the same period in 2011 primarily due to the 150% declining balance amortization method applied to the customer relationship intangible recognized in conjunction with the 2007 going private transaction.

Amortization of intangibles for the six months ended June 30, 2012 and 2011 is comprised of $7.9 million and $8.8 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.6 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction. Amortization expense decreased slightly in the 2012 period from the prior year period primarily due to the 150% declining balance amortization method applied to the customer relationship intangible recognized in conjunction with the 2007 going private transaction.

Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Impairments	$—	$—	$1,065	$—

Real property with a carrying amount of $1.7 million was written down to its fair value of $0.6 million, resulting in a pre-tax impairment charge of $1.1 million in the first quarter of 2012.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Interest expense	$29,553	$36,631	$62,329	$74,132

Interest expense for the three and six months ended June 30, 2012 is primarily based on the end of period debt balances of $183.3 million and $641.8 million net carrying value of the first lien term loan B-1 tranche and B-2 tranche, respectively, $491.9 million carrying value of senior second priority secured notes and $203.0 million for our accounts receivable securitization obligation.

Interest expense decreased for the three and six months ended June 30, 2012 as compared to the prior year period primarily due to our $60.0 million and $75.0 million voluntary prepayments in January 2012 and September 2011, respectively, on our then-existing first lien term loan. In addition to the voluntary prepayments, interest expense decreased as a result of the Company entering into the Amended and Restated Credit Agreement (the “New Agreement”) on March 6, 2012. The New Agreement replaced the then-existing $874.0 million face value first lien term loan, which accrued interest at LIBOR plus 4.50%, including a minimum LIBOR rate of 1.50%, with a $200.0 million face value first lien term loan B-1 tranche, which accrues interest at LIBOR plus 3.75% with no minimum LIBOR rate, and a $674.0 million face value first lien term loan B-2 tranche, which accrues interest at LIBOR plus 3.75%, including a minimum LIBOR rate of 1.25%. Additionally, in April 2012, we exercised $10.0 million of the accordion feature to increase the first lien term loan B-1 tranche and increased the amount borrowed on our accounts receivable securitization by $42.0 million. These proceeds were used to make a $26.3 million voluntary prepayment on the first lien term loan B-1 tranche and a $23.9 million voluntary prepayment on the first lien term loan B-2 tranche. The net result of these transactions is a reduced effective borrowing cost and the elimination of the scheduled prepayments on the first lien term loan B-1 tranche through June 2013 and on the first lien term loan B-2 tranche through September 2015. Further, during the second quarter of 2012, we made a $6.7 million voluntary payment on our first lien term loan B-2 tranche, $21.4 million of voluntary prepayments on capital leases, and a $15.2 million payment to redeem our remaining 12.5% fixed rate notes.

Derivative Interest Expense

Derivative interest expense consists of expenses related to our interest rate swaps, including the income effect of mark-to-market adjustments of interest rate swaps and settlement payments. We de-designated our previous swaps and discontinued hedge accounting effective October 1, 2009, as a result of an amendment to our prior senior secured credit facility, after which the entire mark-to-market adjustment was charged to earnings rather than being recorded in equity as a component of OCI under cash flow hedge accounting treatment. Furthermore, the non-cash amortization of previous losses recorded in accumulated OCI in prior periods (when hedge accounting was in effect) is recorded in derivative interest expense. In December 2010, in conjunction with our IPO and refinancing transactions, we terminated all of our remaining interest rate swaps and paid $66.4 million to our counterparties in full satisfaction of these interest rate swap agreements. In April 2011, in connection with our new senior secured credit facility, we entered into two forward-starting interest rate swap agreements with a total notional amount of $350.0 million. These interest rate swaps take effect in January 2013, mature in July 2015, and have been designated and qualified as cash flow hedges. As such, the effective portion of the changes in fair value of these designated swaps is recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the variable debt affects earnings. Hedged interest accruals do not begin until January 2013. Any ineffective portions of the changes in the fair value of designated interest rate swaps will be recognized directly to earnings as derivative interest expense. The following is a summary of our derivative interest expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Derivative interest expense	$2,108	$4,003	$4,653	$8,683

Derivative interest expense for the three and six months ended June 30, 2012 is related to our terminated swaps and represents the previous losses recorded in accumulated OCI that are amortized to derivative interest expense over the original term of the swaps, which had a maturity of August 2012.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Income tax expense	$21,776	$13,485	$18,228	$15,806

Income tax expense for the three months ended June 30, 2012 reflects an effective tax rate of 39%. The effective tax rate for the six months ended June 30, 2012 was 31%, which was 8 percentage points lower than the expected effective tax rate primarily due to the deferred state tax benefit related to an internal corporate restructuring of our subsidiaries in January of 2012. Excluding the impact of discrete items in the first quarter the effective tax rate for the six months ended June 30, 2012 would have been 39%. The effective tax rate for the three and six months ended June 30, 2011 was 41%, which was 2 percentage points higher than the expected effective tax rate primarily due to the amortization of previous losses from accumulated OCI to income (for book purposes) related to the our previous interest rate swaps that were terminated in December 2010 and a change in unrecognized tax benefits during the quarter resulting from a state tax audit.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of June 30, 2012 was $1.2 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company anticipates that the total amount of unrecognized tax benefits may decrease by $0.7 million during the next twelve months, which should not have a material impact on our financial statements.

Liquidity and Capital Resources

Cash Flow

Our summary statements of cash flows information for the six months ended June 30, 2012 and 2011 is set forth in the table below:

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Net cash provided by operating activities	$165,850	$122,213
Net cash used in investing activities	$(65,103)	$(101,498)
Net cash used in financing activities	$(147,316)	$(23,553)

The $43.6 million increase in net cash provided by operating activities during the six months ended June 30, 2012 compared to the same period in 2011 was primarily the result of the $25.3 million increase in operating income from the six months of 2011 to the six months of 2012 and increased collections of our outstanding accounts receivable. These increases were offset by the $16.3 million increase in cash paid for interest and income taxes during the six months ended June 30, 2012 as compared to the same period of 2011.

The $36.4 million decrease in net cash used in investing activities during the six months ended June 30, 2012 compared to the same period in 2011 was driven mainly by a $20.9 million decrease in capital expenditures, net of disposal proceeds, between the periods. Additionally, total proceeds from payments received on assets held for sale and equipment sales receivables increased from $6.2 million during the six months ended June 30, 2011 to $15.8 million for the six months ended June 30, 2012. This decrease in net cash used in investing activities was partially offset by the $7.5 million loan to Swift Power Services, LLC (formerly GTI Holdings, LLC).

Cash used in financing activities increased by $123.8 million during the six months ended June 30, 2012 as compared to the same period in 2011. For the six months ended June 30, 2012, the cash used in financing activities included $60.0 million voluntary prepayment in January on our then-existing first lien term loan, a $15.2 million payment to redeem our remaining 12.50% fixed rate notes, a $6.7 million voluntary prepayment on our first lien term B-2 tranche, and repayments of capital leases of $34.0 million. Further, cash used in financing activities included the payment of deferred financing fees to lenders of $9.0 million associated with our Amended and Restated Credit Agreement on March 6, 2012 and our first amendment to the Amended and Restated Credit Agreement in April 2012. During the six months ended June 30, 2011 cash used in financing activities included $87.9 million in repayments of long term debt and capital leases. These repayments were offset by net proceeds $4.5 million under the 2008 and 2011 RSA’s and proceeds of $63.2 million, before expenses, from the sale of our Class A common stock, pursuant to the over-allotment option in connection with our IPO.

Sources

As of June 30, 2012 and December 31, 2011, we had the following sources of liquidity available to us:

	June 30,	December 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Cash and cash equivalents, excluding restricted cash	$35,515	$82,084
Availability under revolving line of credit due December 2015	239,492	232,477
Availability under accounts receivable securitization facility	62,100	69,800

Total unrestricted liquidity	$337,107	$384,361

Restricted cash	57,168	71,724
Fixed maturity securities, held to maturity, amortized cost-restricted	14,612	—

Total liquidity, including restricted cash	$408,887	$456,085

As of June 30, 2012 and December 31, 2011, we had restricted cash and fixed maturity securities of $71.8 million and $71.7 million, respectively, primarily held by our captive insurance companies for the payment of claims. As of June 30, 2012, there were no outstanding borrowings, and there were $160.5 million in letters of credit outstanding under our $400.0 million revolving line of credit.

Uses

Our business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures, other assets, working capital changes, principal and interest payments on our obligations, letters of credit to support insurance requirements, and tax payments to fund our taxes in periods when we generate taxable income.

We make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and potentially fund growth in our revenue equipment fleet if justified by customer demand and our ability to finance the equipment and generate acceptable returns. As of June 30, 2012, we expect our net cash capital expenditures to be in the range of $116.0 to $146.0 million for the remainder of 2012. However, we expect to continue to obtain a portion of our equipment under operating and capital leases, which are not reflected as net cash capital expenditures. Beyond 2012, we expect our net capital expenditures to remain substantial.

As of June 30, 2012, we had $524.1 million of purchase commitments outstanding to acquire replacement tractors through the rest of 2012 and 2013. We generally have the option to cancel tractor purchase orders with 60 to 90 day notice prior to scheduled production, although the notice date has lapsed for approximately 23% of the commitments remaining as of June 30, 2012. In addition, we had trailer and intermodal container purchase commitments outstanding as of June 30, 2012 for $39.8 million and $23.5 million, respectively, through the rest of 2012. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.

As of June 30, 2012, we have outstanding purchase commitments of approximately $1.9 million for fuel, facilities, and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

As of June 30, 2012 and December 31, 2011, we had a working capital surplus of $286.1 million and $349.3 million, respectively. The decrease was related to the use of cash on hand to voluntarily repay $60.0 million of the non-current portion of the then-existing first lien term loan in January 2012 and $6.7 million of the non-current portion of the first lien term loan B-2 tranche in June 2012.

Financing

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

As of June 30, 2012, we had the following material debt agreements:

•	senior secured credit facility consisting of a term loan B-1 tranche due December 2016 and term loan B-2 tranche due December 2017, and a revolving line of credit due September 2016 (none drawn);

•	senior second priority secured notes due November 2018;

•	2011 RSA due June 2014; and

•	other secured indebtedness and capital lease agreements.

The amounts outstanding under such agreements and other debt instruments as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
	(Unaudited)
Senior secured first lien term loan due December 2016, net of $476 OID as of June 30, 2012	$183,274	$—
Senior secured first lien term loan due December 2017, net of $1,587 OID as of June 30, 2012	641,798	—
Senior secured first lien term loan due December 2016, net of $8,855 OID at December 31, 2011	—	925,534
Senior second priority secured notes due November 15, 2018, net of $8,070 and $8,702 OID as of June 30, 2012 and December 31, 2011, respectively	491,930	491,298
12.50% fixed rate notes due May 15, 2017	—	15,638
2011 RSA	203,000	180,000
Other secured debt and capital leases	137,975	156,973

Total long term debt and capital leases	$1,657,977	$1,769,443
Less: current portion	46,854	59,339

Long-term debt and capital leases, less current portion	$1,611,123	$1,710,104

The indenture for our senior secured notes provides that we may only incur additional indebtedness if, after giving effect to the new incurrence, we meet minimum fixed charge coverage ratio of 2.00:1.00, as defined therein, or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350.0 million at any one time. As of June 30, 2012, we had a fixed charge coverage ratio of 4.30:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing financial arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for the rest of 2012.

See Notes 8 and 9 of the notes to these consolidated financial statements included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 for further discussion of the senior secured credit facility, senior second priority secured notes, and 2011 RSA.

Capital and Operating Leases

In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment with capital and operating leases. During the six months ended June 30, 2012, we acquired tractors through capital and operating leases with original values of $19.4 million and $104.6 million, respectively, which was partially offset by capital and operating lease terminations with originating values of $19.4 million and $26.0 million, respectively, for tractors. During the six months ended June 30, 2011, we acquired tractors through capital and operating leases with original values of $0.7 million and $132.3 million, respectively, which was partially offset by operating lease terminations with originating values of $24.3 million for tractors in the first six months of 2011. In addition, $4.4 million trailer leases expired in the six months ended June 30, 2012 and no trailer leases expired in the six months ended June 30, 2011.

Contractual Obligations

During the second quarter of 2012, there have not been any material changes outside the ordinary course of business to the contractual obligations table contained in our Form 10-K for the fiscal year ended December 31, 2011.

Off-Balance Sheet Arrangements

We have approximately 5,400 tractors under operating leases. Operating leases have been an important source of financing for our revenue equipment. Tractors held under operating leases are not carried on our consolidated balance sheets, and lease payments of such tractors are recorded in rental expense in our consolidated statements of operations. Our revenue equipment rental expense was $47.9 million for the six months ended June 30 2012, compared with $35.6 million for the six months ended June 30, 2011. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and the residual value. As of June 30, 2012, the maximum possible payment under the residual value guarantees was $13.3 million. To the extent the expected value at the lease termination date is lower than the guaranteed residual value; we would accrue for the difference over the remaining lease term. We believe the proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

Seasonality

In the transportation industry, results of operations generally show a seasonal pattern. As customers ramp up for the holiday season at year-end, the late third and fourth quarters have historically been our strongest volume quarters. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter for us than the other three quarters. In the eastern and midwestern United States, and to a lesser extent in the western United States, during the winter season, our equipment utilization typically declines and our operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather conditions can cause higher accident frequency, increased claims, and more equipment repairs. Our revenue also may be affected by bad weather and holidays as a result of curtailed operations or vacation shutdowns, because our revenue is directly related to available working days of shippers. From time to time, we also suffer short-term impacts from weather-related events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could harm our results of operations or make our results of operations volatile.

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

Forward Looking Statements

This Quarterly Report contains statements that may constitute forward-looking statements, usually identified by words such as “anticipates,” “believes,” “estimates,” “plans,” “projects,” “expects,” “intends,” or similar expressions which speak only as of the date the statement was made. Forward-looking statements in this quarterly report include statements concerning: adjustments to income tax assessments as the result of ongoing and future examinations; anticipated changes in our unrecognized tax benefits during the next 12 months; the outcome of pending litigation and actions we intend to take in respect thereof; the amount and timing of the recognition of unrealized losses included in other comprehensive income; trends concerning supply, demand, pricing and costs in the trucking industry; our expectation of increasing driver wage and hiring expenses; our ability to recover increasing fuel costs through surcharges; the sources and sufficiency of our liquidity and financial resources; the timing of our disposition of assets held for sale; the consequences of a failure to maintain compliance with our debt covenants; our intentions concerning the use of derivative financial instruments to hedge fuel price exposure; and the timing and amount of future acquisitions of trucking equipment and other capital expenditures and the use and availability of cash, cash flow from operations, leases and debt to finance such acquisitions. Such statements are based upon the current beliefs and expectations of the Company’s management. Such forward-looking statements are subject to significant risks and uncertainties as set forth in the Risk Factor Section of our Annual Report Form 10-K for the year ended December 31, 2011. Actual events may differ materially from those set forth in the forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

As to the Company’s business and financial performance, the following factors, among others, could cause actual results to differ materially from those in forward-looking statements: the amount and velocity of changes in fuel prices and our ability to recover fuel prices through our fuel surcharge program; the direction and duration of any trends, in pricing and volumes; assumptions regarding demand; any future recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries in which we have a significant concentration of customers; increasing competition from trucking, rail, intermodal, and brokerage competitors; a significant reduction in, or termination of, our trucking services by a key customer; our ability to achieve our strategy of growing our revenue; volatility in the price or availability of fuel; increases in new equipment prices or replacement costs; our significant ongoing capital requirements; the regulatory environment in which we operate, including existing regulations and changes in existing regulations, or violations by us of existing or future regulations; the costs of environmental and safety compliance and/or the imposition of liabilities under environmental and safety laws and regulations; difficulties in driver recruitment and retention; increases in driver compensation to the extent not offset by increases in freight rates; changes in rules or legislation by the National Labor Relations Board or Congress and/or union organizing efforts; potential volatility or decrease in the amount of earnings as a result of our claims exposure through our captive insurance companies; risks relating to our captive insurance companies; uncertainties associated with our operations in Mexico; our ability to attract and maintain relationships with owner-operators; the possible re-classification of our owner-operators as employees; adverse results from litigation; our ability to retain or replace key personnel; conflicts of interest or potential litigation that may arise from other businesses owned by Jerry Moyes; including pledges of Swift stock by Jerry Moyes; our dependence on third parties for intermodal and brokerage business; potential failure in computer or communications systems; our labor relations; our ability to execute or integrate any future acquisitions successfully; seasonal factors such as harsh weather conditions that increase operating costs; our ability to sustain cost savings realized as part of our recent cost reduction initiatives; goodwill impairment; and our level of indebtedness and our ability to service our outstanding indebtedness, including compliance with our indebtedness covenants, and the impact such indebtedness may have on the way we operate our business.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have interest rate exposure arising from our senior secured credit facility, 2011 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan B-2 tranche is mitigated due to a minimum LIBOR rate of 1.25%. We manage interest rate exposure through a mix of variable rate debt, and fixed rate notes and lease financing and $350.0 million notional amount of forward-starting interest rate swaps (weighted average rate of 3.29% before applicable margin). There are no leverage options or prepayment features for the interest rate swaps. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $5.4 million considering the effect of the minimum LIBOR rate on the first lien term loan B-2 tranche and excluding the effect of the interest rate swaps which do not take effect until January 2013.

We have commodity exposure with respect to fuel used in company tractors. Further increases in fuel prices will continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, rose from an average of $3.81 per gallon for the six months ended June 30, 2011 to an average of $3.96 per gallon for the six months ended June 30, 2012. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of June 30, 2012 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Information about our legal proceedings is included in Note 15 of the notes to these consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 as well as Part I, Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A:	RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 should be carefully considered as these risk factors could materially affect our business, financial condition, future results and/or our ability to maintain compliance with our debt covenants. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, operating results and/or our ability to maintain compliance with our debt covenants.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit Number	Description	Page or Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	Amended and Restated Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

10.1	Swift Transportation Company 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement No. 333-181201

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101**	XBRL Instance Document	Furnished herewith

101**	XBRL Taxonomy Extension Schema Document	Furnished herewith

101**	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101**	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101**	XBRL Taxonomy Presentation Link base Document	Furnished herewith

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submissions requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SWIFT TRANSPORTATION COMPANY

Date: August 7, 2012	/s/ Jerry Moyes
Jerry Moyes
Chief Executive Officer

Date: August 7, 2012	/s/ Virginia Henkels
Virginia Henkels
Executive Vice President and Chief Financial Officer