Form 10-Q
period 2012-09-30
SWIFT TRANSPORTATION Co
filed 2012-11-07
CIK 1492691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of outstanding shares of the registrant’s Class A common stock as of October 30, 2012 was 87,055,664, and the number of outstanding shares of the registrant’s Class B common stock as of October 30, 2012 was 52,495,236.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Swift Transportation Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,
	2012	December 31,
	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$43,321	$82,084
Restricted cash	54,832	71,724
Fixed maturity securities, held to maturity, amortized cost-restricted	18,216	—
Accounts receivable, net	360,324	324,035
Equipment sales receivable	4,644	5,500
Income tax refund receivable	15,086	3,396
Inventories and supplies	18,356	17,441
Assets held for sale	14,982	13,571
Prepaid taxes, licenses, insurance and other	48,231	46,559
Deferred income taxes	61,568	96,885
Current portion of notes receivable	5,263	6,455

Total current assets	644,823	667,650

Property and equipment, at cost:
Revenue and service equipment	1,712,464	1,674,452
Land	125,788	133,711
Facilities and improvements	234,251	229,420
Furniture and office equipment	43,345	41,183

Total property and equipment	2,115,848	2,078,766
Less: accumulated depreciation and amortization	804,786	778,769

Net property and equipment	1,311,062	1,299,997
Other assets	68,814	68,791
Intangible assets, net	337,765	350,486
Goodwill	253,256	253,256

Total assets	$2,615,720	$2,640,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,504	$81,688
Accrued liabilities	110,585	101,327
Current portion of claims accruals	70,827	73,266
Current portion of long-term debt and obligations under capital leases	41,102	59,339
Fair value of guarantees	1,195	1,195
Current portion of interest rate swaps	993	—

Total current liabilities	337,206	316,815

Long-term debt and obligations under capital leases, less current portion	1,389,768	1,530,104
Claims accruals, less current portion	105,289	96,277
Fair value of interest rate swaps, less current portion	11,780	10,061
Deferred income taxes	384,870	395,239
Securitization of accounts receivable	204,000	180,000
Other liabilities	—	4,131

Total liabilities	2,432,913	2,532,627

Contingencies (note 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 1,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 87,039,443 and 85,935,116 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	870	859
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 52,495,236 and 53,563,460 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	525	536
Additional paid-in capital	895,976	891,899
Accumulated deficit	(707,018)	(774,757)
Accumulated other comprehensive loss	(7,748)	(11,186)
Noncontrolling interests	202	202

Total stockholders’ equity	182,807	107,553

Total liabilities and stockholders’ equity	$2,615,720	$2,640,180

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenue	$871,094	$863,826	$2,570,563	$2,473,185

Operating expenses:
Salaries, wages and employee benefits	199,965	197,046	598,718	595,078
Operating supplies and expenses	63,766	61,794	182,187	177,664
Fuel	151,726	159,719	450,555	478,537
Purchased transportation	258,855	234,743	744,742	652,460
Rental expense	28,873	23,685	78,948	60,898
Insurance and claims	25,707	21,252	82,565	71,853
Depreciation and amortization of property and equipment	49,288	51,058	150,071	152,969
Amortization of intangibles	4,203	4,509	12,721	13,853
Impairments	—	—	1,065	—
Gain on disposal of property and equipment	(2,746)	(2,946)	(10,614)	(5,901)
Communication and utilities	6,154	6,819	18,375	19,614
Operating taxes and licenses	14,946	16,450	46,294	47,167

Total operating expenses	800,737	774,129	2,355,627	2,264,192

Operating income	70,357	89,697	214,936	208,993

Other (income) expenses:
Interest expense	28,149	36,629	90,478	110,761
Derivative interest expense	448	3,384	5,101	12,067
Interest income	(667)	(562)	(1,503)	(1,500)
Loss on debt extinguishment	—	—	22,219	—
Other	(385)	(380)	(2,286)	(1,555)

Total other (income) expenses, net	27,545	39,071	114,009	119,773

Income before income taxes	42,812	50,626	100,927	89,220
Income tax expense	14,960	19,676	33,188	35,482

Net income	$27,852	$30,950	$67,739	$53,738

Basic earnings per share	$0.20	$0.22	$0.49	$0.39

Diluted earnings per share	$0.20	$0.22	$0.49	$0.38

Shares used in per share calculations
Basic	139,535	139,498	139,526	139,039

Diluted	139,546	139,503	139,631	139,709

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$27,852	$30,950	$67,739	$53,738
Other comprehensive income:
Change in fair value of interest rate swaps, net of tax	(372)	(3,314)	(1,663)	(5,401)
Accumulated losses on interest rate swaps reclassified to income	448	3,384	5,101	12,067

Total other comprehensive income	76	70	3,438	6,666

Comprehensive income	$27,928	$31,020	$71,177	$60,404

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Class A		Class B				Accumulated
	Common Stock		Common Stock		Additional		Other		Total
		Par		Par	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Interests	Equity
Balances, December 31, 2011	85,935,116	$859	53,563,460	$536	$891,899	$(774,757)	$(11,186)	$202	$107,553
Conversion of Class B shares to Class A shares	1,068,224	11	(1,068,224)	(11)					—
Issuance of restricted Class A common stock	11,676				4				4
Exercise of stock options	24,427				268				268
Excess tax deficiency of stock options					(322)				(322)
Other comprehensive income							3,438		3,438
Non-cash equity compensation					4,127				4,127
Net income						67,739			67,739

Balances, September 30, 2012	87,039,443	$870	52,495,236	$525	$895,976	$(707,018)	$(7,748)	$202	$182,807

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$67,739	$53,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	162,792	166,822
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	9,368	17,665
Gain on disposal of property and equipment less write-off of totaled tractors	(9,287)	(4,139)
Impairment of property and equipment	1,065	—
Equity losses of investee	683	—
Deferred income taxes	25,997	32,752
Provision for (reduction of) allowance for losses on accounts receivable	996	(530)
Non-cash equity compensation	4,131	5,524
Loss on debt extinguishment	22,219	217
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(37,285)	(57,095)
Inventories and supplies	(915)	(7,670)
Prepaid expenses and other current assets	(13,362)	(4,742)
Other assets	(687)	(12,310)
Accounts payable, accrued and other liabilities	25,792	26,989

Net cash provided by operating activities	259,246	217,221

Cash flows from investing activities:
Decrease in restricted cash	16,892	9,994
Change in fixed maturity securities-restricted	(18,216)	—
Funding of note receivable	(7,500)	—
Proceeds from sale of property and equipment	89,610	46,869
Capital expenditures	(202,464)	(168,046)
Payments received on notes receivable	4,357	5,118
Expenditures on assets held for sale	(5,935)	(6,093)
Payments received on assets held for sale	11,337	9,089
Payments received on equipment sale receivables	5,580	—
Other investing activities	(500)	—

Net cash used in investing activities	(106,839)	(103,069)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	—	62,994
Repayment of long-term debt and capital leases	(215,141)	(189,390)
Borrowings under accounts receivable securitization	211,000	164,000
Repayment of accounts receivable securitization	(187,000)	(155,500)
Proceeds from long-term debt	10,000	—
Payment of deferred loan costs	(9,023)	(3,711)
Other financing activities	(1,006)	138

Net cash used in financing activities	(191,170)	(121,469)

Net decrease in cash and cash equivalents	(38,763)	(7,317)

Cash and cash equivalents at beginning of period	82,084	47,494
Cash and cash equivalents at end of period	$43,321	$40,177

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statements of Cash Flows – (continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$79,400	$73,181

Income taxes	$19,229	$7,537

Supplemental schedule of:
Non-cash investing activities:
Equipment sales receivables	$4,724	$6,058

Equipment purchase accrual	$19,310	$7,952

Notes receivable from sale of assets	$3,353	$3,264

Non-cash financing activities:
Accrued deferred loan costs	$228	$—

Capital lease additions	$38,453	$705

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

Swift Transportation Company (formerly Swift Corporation) is the holding company for Swift Transportation Co., LLC, a Delaware limited liability company (formerly Swift Transportation Co., Inc., a Nevada corporation) and its subsidiaries (collectively, “Swift Transportation Co.”), a truckload carrier headquartered in Phoenix, Arizona, and Interstate Equipment Leasing, LLC (“IEL”) (all the foregoing being, collectively, “Swift” or the “Company”). The Company operates predominantly in one industry, road transportation, throughout the continental United States and Mexico and has only one reportable segment. As of September 30, 2012, the Company operated a national terminal network and a tractor fleet of approximately 15,700 units comprised of 11,600 company tractors and 4,100 owner-operator tractors, a fleet of 51,900 trailers, and 8,300 intermodal containers.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Swift Transportation Company for the year ended December 31, 2011. Results for the nine month period ended September 30, 2012 are not necessarily an indication of the results that may be expected for the full year ending December 31, 2012. Management has evaluated the effect on the Company’s reported financial condition and results of operations of events subsequent to September 30, 2012 through the issuance of the consolidated financial statements.

Note 2. New Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles—Goodwill and Other (“Topic 350”): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. An organization is now allowed to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 3. Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2012 was 35%, which was 4 percentage points lower than expected due to the tax benefit related to additional employment tax credits realized on our 2011 tax return. The effective tax rate for the nine months ended September 30, 2012 was 33%, which was 6 percentage points lower than the expected effective tax rate primarily due to the deferred state tax benefit related to an internal corporate restructuring of our subsidiaries in January of 2012 as well as the tax benefit related to additional employment tax credits realized on our 2011 tax return. Excluding the impact of discrete items in the first three quarters the effective tax rate for the nine months ended September 30, 2012 would have been 39%. The Company’s effective tax rate for the three months ended September 30, 2011 was 39%. Income tax expense for the nine months ended September 30, 2011 reflects an effective tax rate of 40%, which was 1 percentage point higher than the expected effective tax rate primarily due to the amortization of previous losses from accumulated other comprehensive income (“OCI”) to income (for book purposes) related to the Company’s previous interest rate swaps that were terminated in December 2010 and a change in unrecognized tax benefits during the period resulting from the conclusion of our federal tax audit as well as a state tax audit.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of September 30, 2012 was $1.3 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company anticipates that the total amount of unrecognized tax benefits may decrease by approximately $0.7 million during the next twelve months, which should not have a material impact on the Company’s financial statements.

Certain of the Company’s subsidiaries are currently under examination by the state of California for the 2005, 2006 and May 10, 2007 tax years. In addition, other state jurisdictions are conducting examinations for years ranging from 2007 to 2010. The Company, during 2013, anticipates concluding its California examination for 2005, 2006 and the partial year ended May 10, 2007. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Years subsequent to 2007 remain subject to examination.

Note 4. Investments

The Company accounts for its investments in accordance with ASC Topic 320, Investments – Debt and Equity Securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination on a quarterly basis. As of September 30, 2012, all of the Company’s investments were classified as held to maturity, as the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are carried at amortized cost. The amortized cost of debt securities is adjusted using the effective interest rate method for amortization of premiums and accretion of discounts. Such amortization and accretion is reported in other (income) expenses in the Company’s consolidated statements of operations. These investments will be used to reimburse the insurance claim losses paid by the Company’s captive insurance companies, Red Rock Risk Retention Group, Inc., (“Red Rock”) and Mohave Transportation Insurance Company (“Mohave”), and are restricted by insurance regulations. The following table presents the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s fixed maturity securities as of September 30, 2012 (in thousands):

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

	September 30, 2012
	Cost or	Gross Unrealized		Estimated
	Amortized		Temporary	Fair
	Cost	Gains	Losses	Value
Fixed Maturity Securities-restricted:
Foreign corporate securities	$2,008	$4	$—	$2,012
U.S. corporate securities	16,208	8	2	16,214

Total fixed maturity securities-restricted	$18,216	$12	$2	$18,226

As of September 30, 2012, the contractual maturities of the fixed maturity securities were one year or less. As of September 30, 2012, the Company held 4 securities with unrealized losses for less than 12 months.

The Company periodically evaluates fixed maturity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value.

The Company accounts for other-than-temporary impairments of debt securities using the provisions of ASC Topic 320 related to the recognition of other-than-temporary impairments of debt securities. This guidance requires the Company to evaluate whether it intends to sell an impaired debt security or whether it is more likely than not that it will be required to sell an impaired debt security before recovery of the amortized cost basis. If either of these criteria are met, an impairment equal to the difference between the debt security’s amortized cost and its estimated fair value is recognized in earnings.

For impaired debt securities that do not meet this criteria, the Company determines if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security’s amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of accumulated OCI. The Company did not recognize any impairment losses for the three or nine months ended September 30, 2012.

Note 5. Intangible Assets

Intangible assets as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30,	December 31,
	2012	2011
Customer Relationship:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(118,596)	(105,875)
Owner-Operator Relationship:
Gross carrying value	3,396	3,396
Accumulated amortization	(3,396)	(3,396)
Trade Name:
Gross carrying value	181,037	181,037

Intangible assets, net	$337,765	$350,486

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

The following table presents amortization expense for the three and nine months ended September 30, 2012 and 2011, related to intangible assets recognized in conjunction with the 2007 going private transaction and the previous intangibles assets existing prior to the 2007 going private transaction (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Amortization of intangible assets related to 2007 going private transaction	$3,912	$4,218	$11,846	$12,979
Amortization of intangible assets related to intangible assets existing prior to the 2007 going private transaction	291	291	875	874

Amortization expense	$4,203	$4,509	$12,721	$13,853

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Note 6. Assets Held for Sale

Assets held for sale as of September 30, 2012 and December 31, 2011 was as follows (in thousands):

	September 30,	December 31,
	2012	2011
Land and facilities	$10,385	$9,958
Revenue equipment	4,597	3,613

Assets held for sale	$14,982	$13,571

As of September 30, 2012 and December 31, 2011, assets held for sale are carried at the lower of depreciated cost or estimated fair value less expected selling expenses. The Company expects to sell these assets within the next twelve months.

Note 7. Equity Investment and Note Receivable – Swift Power Services, LLC

On February 14, 2012, the Company contributed approximately $500 thousand to Swift Power Services, LLC (“SPS”) (formerly GTI Holdings, LLC) in return for 49.95% ownership interest. SPS was formed in January 2012 for the purpose of acquiring the assets and business of three trucking companies engaged in bulk transporting of water, oil, liquids and pipe to various oil companies drilling in the Bakken shale in northwestern North Dakota. The Company accounts for its interest in SPS using the equity method. For the three and nine months ended September 30, 2012, the Company recorded equity losses of $325 thousand and $683 thousand, respectively, within other expense in the Company’s consolidated statements of operations relating to its investment in SPS.

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

Note 8. Debt and Financing Transactions

Other than the Company’s accounts receivable securitization as discussed in Note 9 and its outstanding capital lease obligations as discussed in Note 10, the Company had long-term debt outstanding as of September 30, 2012 and December 31, 2011, respectively, as follows (in thousands):

	September 30,	December 31,
	2012	2011
Senior secured first lien term loan due December 2016, net of $440 OID as of September 30, 2012	$177,310	$—
Senior secured first lien term loan due December 2017, net of $1,514 OID as of September 30, 2012	616,871	—
Senior secured first lien term loan due December 2016, net of $8,855 OID as of December 31, 2011	—	925,534
Senior second priority secured notes due November 15, 2018, net of $7,754 and $8,702 OID as of September 30, 2012 and December 31, 2011, respectively	492,246	491,298
12.50% fixed rate notes due May 15, 2017	—	15,638
Other	2,647	8,276

Total long-term debt	1,289,074	1,440,746
Less: current portion	1,752	6,678

Long-term debt, less current portion	$1,287,322	$1,434,068

The credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary. As of September 30, 2012 and December 31, 2011, the balance of deferred loan costs was $13.9 million and $22.3 million, respectively, and is recorded in other assets in the Company’s consolidated balance sheets.

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

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

The New Agreement is comprised of a $200.0 million face value first lien term loan B-1 tranche, net of unamortized original issue discount of $0.4 million, and a $674.0 million face value first lien term loan B-2 tranche, net of unamortized original issue discount of $1.5 million as of September 30, 2012. The $200.0 million face value first lien term loan B-1 accrues interest at the LIBOR rate plus 3.75% with no minimum LIBOR rate and includes scheduled quarterly principal payments beginning September 30, 2012 of $5.0 million per quarter through December 2013 and generally $10.0 million per quarter thereafter until maturity in December 2016. The $674.0 million face value first lien term loan B-2 tranche accrues interest at the LIBOR rate plus 3.75% with a minimum LIBOR rate of 1.25% and includes scheduled quarterly principal payments of 0.25% of the original loan amount, or $1.685 million, until maturity in December 2017. On April 17, 2012, the Company entered into the Incremental Facility Amendment to the Amended and Restated Credit Agreement (“Incremental Facility Amendment”). Pursuant to the Incremental Facility Amendment, the Company received $10.0 million in proceeds from a Specified Incremental Tranche B-1 Term Loan (“Incremental Term Loan”). The terms applicable to the Incremental Term Loan are the same as those applicable to the first lien term loan B-1 tranche under the Company’s New Agreement. As of September 30, 2012, the Company made voluntary prepayments of $32.3 million on the first lien term loan B-1 tranche and $55.6 million on the first lien term loan B-2 tranche. On October 12, 2012 the Company made an additional payment of $6.0 million on the Term loan B-1 tranche. The prepayments were funded though proceeds from operating cash flows, advances from its accounts receivable securitization and the Incremental Term Loan. These prepayments have satisfied the scheduled principal payments on the first lien term loan B-1 tranche through March 2014 and the first lien term loan B-2 tranche through maturity.

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

As of September 30, 2012, there were no borrowings under the $400.0 million revolving line of credit, while the Company had outstanding letters of credit under this facility primarily for workers’ compensation and self-insurance liability purposes totaling $160.1 million, leaving $239.9 million available under the revolving line of credit. Outstanding letters of credit incur fees of 3.00% to 3.25% per annum. The Company was in compliance with the covenants in the senior secured credit agreement as of September 30, 2012.

Through September 30, 2012, the Company incurred $7.0 million of transaction costs related to both the New Agreement and the Amendment, excluding original issue discounts. Such costs were capitalized as deferred loan costs and will be amortized over the terms of the debt instruments.

Senior Second Priority Secured Notes

On December 21, 2010, Swift Services Holdings, Inc., a wholly owned subsidiary, completed a private placement of senior second priority secured notes totaling $500.0 million face value which mature in November 2018 and bear interest at 10.0% (the “senior notes”). The Company received proceeds of $490.0 million, net of a $10.0 million original issue discount. Interest on the senior notes is payable on May 15 and November 15 each year. The Company was in compliance with the covenants in the indenture governing the senior notes as of September 30, 2012.

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

Note 9. Accounts Receivable Securitization

On September 8, 2011, Swift Receivables Company II, LLC, a Delaware limited liability company (“SRCII”), a wholly-owned bankruptcy-remote special purpose subsidiary, entered into a receivables sale agreement (the “2011 RSA”) with unrelated financial entities (the “Purchasers”) to replace the Company’s prior accounts receivable sale facility and to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. Pursuant to the 2011 RSA, the Company’s receivable originator subsidiaries will sell all of their eligible accounts receivable to SRCII, which in turn, sells a variable percentage ownership interest in its accounts receivable to the Purchasers. The 2011 RSA provides for up to $275.0 million initially in borrowing capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The 2011 RSA terminates on September 8, 2014 and is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. Outstanding balances under the 2011 RSA accrue program fees generally at commercial paper rates plus 125 basis points and unused capacity is subject to an unused commitment fee of 40 basis points. Pursuant to the 2011 RSA, collections on the underlying receivables by the Company are held for the benefit of SRCII and the Purchasers in the facility and are unavailable to satisfy claims of the Company and its subsidiaries. The facility qualifies for treatment as a secured borrowing under ASC Topic 860, Transfers and Servicing, and as such, outstanding amounts are carried on the Company’s consolidated balance sheets as a liability with program fees recorded in interest expense in the Company’s consolidated statements of operations.

For the three and nine months ended September 30, 2012, the Company incurred program fee expenses of $0.8 million and $2.5 million, respectively, associated with the 2011 RSA. For the three and nine months ended September 30, 2011, the Company incurred program fee expenses of $0.9 million and $3.3 million associated with the 2011 RSA and 2008 RSA, respectively. As of September 30, 2012, the outstanding borrowing under the 2011 RSA was $204.0 million against a total available borrowing base of $263.7 million, leaving $59.7 million available.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Note 10. Capital Leases

The Company leases certain revenue equipment under capital leases. The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. The Company is obligated to pay the balloon payments at the end of the leased term whether or not it receives the proceeds of the contracted residual values from the respective manufacturers. Certain leases contain renewal or fixed price purchase options. Obligations under capital leases total $141.8 million as of September 30, 2012, the current portion of which is $39.3 million. The leases are collateralized by revenue equipment with a cost of $316.2 million and accumulated amortization of $128.0 million as of September 30, 2012. The amortization of the equipment under capital leases is included in depreciation and amortization of property and equipment in the Company’s consolidated statements of operations.

Note 11. Derivative Financial Instruments

Cash Flow Hedges — The Company, as contemplated by the credit facility, has derivative liabilities relating to outstanding forward-starting interest rate swap agreements, designated as cash flow hedges as defined under ASC Topic 815. These interest rate swaps with an aggregate notional amount of $350.0 million take effect in January 2013 and have a maturity date in July 2015. These contracts are entered into to manage interest rate risk against the Company’s variable rate debt. The effective portion of the changes in estimated fair value of the designated swaps is recorded in accumulated OCI and is thereafter recognized as derivative interest expense as the interest on the hedged debt affects earnings. Hedged interest accruals do not begin until January 2013. Any ineffective portions of the changes in the fair value of designated interest rate swaps will be recognized directly to earnings as derivative interest expense in the Company’s consolidated statements of operations.

The estimated fair value of the interest rate swap liability as of September 30, 2012 and December 31, 2011 was $12.8 million and $10.1 million, respectively. As of September 30, 2012 and December 31, 2011, changes in estimated fair value of the designated interest rate swap agreements totaling $7.8 million and $6.2 million, net-of-tax, respectively, were reflected in accumulated OCI. Refer to Note 12 below for further discussion of the Company’s estimated fair value methodology.

The following table presents the impact that changes in the fair values of derivatives contracts designated as cash flow hedges had on accumulated OCI and earnings during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Amount of loss recognized in accumulated OCI on derivatives, net-of-tax (effective portion)	$372	$3,314	$1,663	$5,401
Amount of loss reclassified from accumulated OCI into income as “Derivative interest expense” (effective portion)	$(448)	$(3,384)	$(5,101)	$(12,067)

As of September 30, 2012, $1.1 million of deferred losses on derivatives in accumulated OCI is expected to be reclassified to earnings within the next 12 months.

Note 12. Fair Value Measurement

ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of September 30, 2012 and December 31, 2011, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Fixed maturity securities-restricted	$18,216	$18,226	$—	$—
Financial Liabilities:
Senior secured first lien term loan due December 2016	177,310	177,611	—	—
Senior secured first lien term loan due December 2017	616,871	618,927	—	—
Senior secured first lien term loan	—	—	925,534	923,220
Senior second priority secured notes	492,246	532,856	491,298	517,091
Fixed rate notes	—	—	15,638	16,420
Interest rate swaps	12,773	12,773	10,061	10,061
Securitization of accounts receivable	$204,000	$204,000	$180,000	$180,000

The carrying amounts shown in the table (other than the securitization of accounts receivable, fixed maturity securities -restricted and interest rate swaps) are included in the consolidated balance sheets in long-term debt and obligations under capital leases. The estimated fair values of the financial instruments shown in the above table as of September 30, 2012 and December 31, 2011 represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances.

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

Interest rate swaps

The Company’s interest rate swap agreements were carried on the balance sheet at estimated fair value as of September 30, 2012 and consisted of two interest rate swaps. The Company’s interest rate swaps are valued using valuation models, since they are not actively traded.

Interest rate yield curves and credit spreads derived from trading levels of the Company’s first lien term loan are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments the Company holds. The Company considers the effect of its own credit standing and that of its counterparties in the valuations of its derivative financial instruments. As of September 30, 2012, the Company had recorded a credit valuation adjustment of $0.9 million, based on the credit spread derived from trading levels of the Company’s first lien term loan, to reduce the interest rate swap liability to its estimated fair value.

Fair value hierarchy

ASC Topic 820 establishes a framework for measuring fair value in accordance with GAAP and expands financial statement disclosure requirements for fair value measurements. Topic 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

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

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company will measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the estimated fair value measurement in its entirety. Following is a brief summary of the Company’s classification within the fair value hierarchy of each major category of assets and liabilities that it measures and reports on its consolidated balance sheets at estimated fair value on a recurring basis as of September 30, 2012:

•

Interest rate swaps. The Company’s interest rate swaps are valued using standard valuation models and credit valuation adjustments, both of which use significant inputs that are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classified these valuation techniques as Level 2 in the hierarchy.

As of September 30, 2012 and December 31, 2011, information about inputs into the fair value measurements of each major category of the Company’s liabilities that were measured at estimated fair value on a recurring basis in periods subsequent to their initial recognition was as follows (in thousands):

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

	Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in Active Markets for	Significant Other	Significant
	Value and	Identical	Observable	Unobservable
	Carrying Value	Assets	Inputs	Inputs
Description	on Balance Sheet	(Level 1)	(Level 2)	(Level 3)
September 30, 2012:
Interest rate swaps	$12,773	$—	$12,773	$—
December 31, 2011:
Interest rate swaps	$10,061	$—	$10,061	$—

As of September 30, 2012, information about inputs into the estimated fair value measurements of the Company’s assets that were measured at estimated fair value on a nonrecurring basis in the period is as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
September 30, 2012:
Real property	$665	$—	$—	$665	$(1,065)

In accordance with the provisions of Topic 360, Property, Plant and Equipment, real property with a carrying amount of $1.7 million was written down to its estimated fair value of $0.6 million during the first quarter of 2012, resulting in an impairment charge of $1.1 million, which was included in Impairments in the Company’s consolidated statements of operations for the nine months ended September 30, 2012. The impairment of this asset was identified due to the Company’s decision to no longer use this property for its initial intended purpose. The Company estimated its fair value using significant unobservable inputs because there have been no recent sales of similar properties in the market place.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$27,852	$30,950	$67,739	$53,738

Basic:
Weighted average common shares outstanding	139,535	139,498	139,526	139,039
Diluted:
Dilutive effect of stock options	11	5	105	670

Total weighted average diluted shares outstanding	139,546	139,503	139,631	139,709

Anti-dilutive shares excluded from the diluted earnings per share calculation (1)	5,789	4,478	4,428	285

Earnings per share:
Basic earnings per share	$0.20	$0.22	$0.49	$0.39
Diluted earnings per share	$0.20	$0.22	$0.49	$0.38

(1)

Impact of outstanding options to purchase shares of the Company’s Class A common stock were anti-dilutive since the options exercise price was greater than the average market price of the common shares and were excluded from the calculation of diluted earnings per share.

As of September 30, 2012 and 2011, there were 5,852,155 and 6,124,897 options outstanding, respectively.

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

The Pascarella Complaint, the Lott Complaint, and the Broadnax Complaint were consolidated with the Ham Complaint in the United States District Court for the Western District of Tennessee and discovery is ongoing.

In November 2011 and February 2012, we engaged in voluntary mediation in an attempt to resolve the matter and mitigate the costs and risks of ongoing litigation. On September 14, 2012, the parties submitted to the court a petition for approval of a settlement agreement in resolution of the entire matter. On October 22, 2012, the United States District Court for the Western District of Tennessee approved the settlement agreement wherein Swift has agreed to make certain payments to qualifying class members on a claims made basis which will be within a dollar range of $2.0 million to $2.5 million in the aggregate and Swift will also agree to relinquish any legal claims to amounts owed by class members during the May 2005 through February 2008 class period for unpaid academy tuition. The cost of settlement to Swift, including cash payments, related costs and unpaid tuition charge offs, is not expected to result in any additional material charges or financial impact to the Company. Although Swift will relinquish its legal rights to amounts owed to it by class members for unpaid academy tuition, such amounts were fully reserved for in prior periods in accordance with generally accepted accounting principles and thus no additional charges will be recorded for the relinquishment of such unpaid tuition receivables in connection with the settlement.

Owner-operator misclassification class action litigation

On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: John Doe 1 and Joseph Sheer v. Swift Transportation Co., Inc., and Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 09-CIV-10376 filed in the United States District Court for the Southern District of New York, or the Sheer Complaint. The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act, or FLSA, and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 200 other current or former owner-operators have joined this lawsuit. Upon our motion, the matter has been transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, the plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On September 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The Court also denied plaintiff’s request to arbitrate the matter as a class. The plaintiff filed a petition for a writ of mandamus asking that the District Court’s order be vacated. On July 27, 2011, the court denied the plaintiff’s petition for writ of mandamus and plaintiff’s filed another request for interlocutory appeal. On December 9, 2011, the court permitted the plaintiffs to proceed with their interlocutory appeal. We intend to vigorously defend against any arbitration proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.

California wage, meal and rest employee class action

On March 22, 2010, a class action lawsuit was filed by John Burnell, individually and on behalf of all other similarly situated persons against Swift Transportation: John Burnell and all others similarly situated v. Swift Transportation Co., Inc., Case No. CIVDS 1004377 filed in the Superior Court of the State of California, for the County of San Bernardino, or the Burnell Complaint. On September 3, 2010, upon motion by Swift, the matter was removed to the United States District Court for the central District of California, Case No. EDCV10-00809-VAP. The putative class includes drivers who worked for us during the four years preceding the date of filing alleging that we failed to pay the California minimum wage, failed to provide proper meal and rest periods, and failed to timely pay wages upon separation from employment. The Burnell Complaint was subject to a stay of proceedings pending determination of similar issues in a case unrelated to Swift, Brinker v Hohnbaum, which was currently pending before the California Supreme Court. An opinion was entered in the Brinker matter and in August 2012 the stay in the Burnell Complaint was lifted.

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

California owner-operator and employee driver class action

On July 1, 2010, a class action lawsuit was filed by Michael Sanders against Swift Transportation and IEL: Michael Sanders individually and on behalf of others similarly situated v. Swift Transportation Co., Inc. and Interstate Equipment Leasing, Case No. 10523440 in the Superior Court of California, County of Alameda, or the Sanders Complaint. The putative class involves both owner-operators and driver employees alleging differing claims against Swift and IEL. Many of the claims alleged by both the putative class of owner-operators and the putative class of employee drivers overlap the same claims as alleged in the Sheer Complaint with respect to owner-operators and the Burnell Complaint as it relates to employee drivers. As alleged in the Sheer Complaint, the putative class includes owner-operators of Swift during the four years preceding the date of filing alleging that Swift misclassified owner-operators as independent contractors in violation of FLSA and various California state laws and that such owner-operators should be considered employees. As also alleged in the Sheer Complaint, the owner-operator portion of the Sanders Complaint also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. As alleged in the Burnell Complaint, the putative class in the Sanders Complaint includes drivers who worked for us during the four years preceding the date of filing alleging that we failed to provide proper meal and rest periods, failed to provide accurate wage statements upon separation from employment, and failed to timely pay wages upon separation from employment. The Sanders Complaint also raises two issues with respect to the owner-operators and two issues with respect to drivers that were not also alleged as part of either the Sheer Complaint or the Burnell Complaint. These separate owner-operator claims allege that Swift failed to provide accurate wage statements and failed to properly compensate for waiting times. The separate employee driver claims allege that Swift failed to reimburse business expenses and coerced driver employees to patronize the employer. The Sanders Complaint seeks to create two classes, one which is mostly (but not entirely) encompassed by the Sheer Complaint and another which is mostly (but not entirely) encompassed by the Burnell Complaint. On January 17, 2012, the court entered an order dismissing plaintiff’s case and granting Swift’s motion to compel arbitration. The plaintiffs have filed an appeal to the January 17, 2012 order. The plaintiffs have withdrawn their appeal and the case has been dismissed.

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

On July 17, 2012, the parties involved in the Ridderbush Complaint engaged in a voluntary mediation session in an attempt to resolve the matter in order to avoid litigation and mitigate legal expense. Pursuant to subsequent negotiations and pending the execution of a final settlement agreement, the parties have agreed to settle the entire matter in the range of $500,000 to $700,000.

The issue of class certification in the Montalvo Complaint must first be resolved before the court will address the merits of the case, and we retain all of our defenses against liability and damages pending a determination of class certification. We intend to vigorously defend against certification of the class as well as the merits of this matter should the class be certified.

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

Arizona FCRA class action

On August 8, 2011, a proposed class action lawsuit was filed by Kelvin D. Daniel, Tanna Hodges, and Robert R. Bell, Jr. on behalf of themselves and all similarly situated persons against Swift Transportation Corporation: Kelvin D. Daniel, Tanna Hodges, and Robert R. Bell, Jr. et al. v. Swift Transportation Corporation, in the United States District Court for the District of Arizona, case number 2:11-CV-01548-ROS, or the Daniel Complaint. Plaintiffs sought employment with Swift Transportation of Arizona, LLC (“Swift Arizona”) and that entity has answered the complaint. The putative class includes individuals throughout the United States who sought employment with Swift Arizona and about whom Swift Arizona procured a criminal background report for employment purposes during the application process. The complaint alleges Swift Arizona violated the Fair Credit Reporting Act (“FCRA”). Among the allegations are that Swift Arizona i) did not make adequate disclosures or obtain authorizations for applicants; ii) did not issue pre-adverse action notices for in-person applicants who were not hired in whole or in part because of a background report that contained at least one derogatory item that would disqualify the person under Swift Arizona’s hiring policies; and iii) did not issue adverse action notifications to applicants who were not hired in whole or in part because of a background report that contained at least one derogatory item that would disqualify the person from under Swift Arizona’s hiring policies. In October 2011, in response to a partial motion to dismiss filed by Swift Arizona, the plaintiffs filed an amended complaint, to which Swift Arizona answered in part, and after the court denied a partial motion to dismiss, Swift Arizona filed an answer addressing the remaining allegations. On October 1, 2012, the plaintiffs filed a motion for class certification. Swift Arizona intends to vigorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Note 16. Immaterial Correction of prior Period Financial Statements

The Company recently completed an analysis of its current and deferred tax assets and liabilities, and determined that it had overstated its income tax expense for the year ended December 31, 2009 for certain items incorrectly identified as permanently nondeductible. The Company believes the correction of this error is not material to its previously issued historical consolidated financial statements. The Company has adjusted certain balances within the consolidated balance sheets as of December 31, 2009, 2010 and 2011 to correct this immaterial error. The consolidated statement of operations, consolidated statement of comprehensive income, and consolidated statement of cash flows for the three and nine months ended September 30, 2012 and 2011 and for the years ended December 31, 2011 and 2010 were not impacted by this correction. For the year ended December 31, 2009, the impact of the immaterial correction resulted in income tax expense decreasing from $326.7 million to $305.3 million, net loss decreasing from $435.6 million to $414.3 million and basic and diluted loss per share decreasing from $7.25 per share to $6.89 per share. The consolidated balance sheets as of December 31, 2010 and 2011 reflect an adjustment to decrease accumulated deficit by $21.4 million, a reduction of the deferred tax liability of $19.9 million and an increase in the income tax refund receivable of $1.5 million. As a result of the correction of this error, the Company’s federal net operating loss carryforward expiring by 2030 increased from $186.1 million to $239.4 million as of September 30, 2012.

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

The condensed consolidating financial statements present consolidating financial data for (i) Swift Transportation Company (on a parent only basis), (ii) Swift Services Holdings, Inc. (on an issuer only basis), (iii) the combined Guarantor Subsidiaries, (iv) the combined Non-Guarantor Subsidiaries, (v) an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and (vi) the parent company and subsidiaries on a consolidated basis as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011.

Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating balance sheet as of September 30, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$—	$—	$32,235	$11,086	$—	$43,321
Restricted cash and fixed maturity securities—restricted	—	—	—	73,048	—	73,048
Accounts receivable, net	—	—	15,692	347,941	(3,309)	360,324
Intercompany receivable (payable)	27,382	441,482	(524,193)	55,329	—	—
Other current assets	43,801	9,058	104,884	10,387	—	168,130

Total current assets	71,183	450,540	(371,382)	497,791	(3,309)	644,823

Property and equipment, net	—	—	1,276,392	34,670	—	1,311,062
Investment in subsidiaries	56,262	733,060	887,617	—	(1,676,939)	—
Other assets	250	2,399	117,099	5,227	(56,161)	68,814
Intangible assets, net	—	—	327,145	10,620	—	337,765
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$127,695	$1,185,999	$2,483,848	$554,587	$(1,736,409)	$2,615,720

Current portion of long-term debt and obligations under capital leases	$—	$—	$40,569	$51,480	$(50,947)	$41,102
Other current liabilities	1,691	18,889	249,877	28,956	(3,309)	296,104

Total current liabilities	1,691	18,889	290,446	80,436	(54,256)	337,206

Long-term debt and obligations under capital leases	—	492,246	896,634	6,102	(5,214)	1,389,768
Deferred income taxes	(32,862)	(311)	414,367	3,676	—	384,870
Securitization of accounts receivable	—	—	—	204,000	—	204,000
Other liabilities	—	—	69,390	47,679	—	117,069

Total liabilities	(31,171)	510,824	1,670,837	341,893	(59,470)	2,432,913

Total stockholders’ equity	158,866	675,175	813,011	212,694	(1,676,939)	182,807

Total liabilities and stockholders’ equity	$127,695	$1,185,999	$2,483,848	$554,587	$(1,736,409)	$2,615,720

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating balance sheet as of December 31, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$11,132	$—	$64,717	$6,235	$—	$82,084
Restricted cash	—	—	—	71,724	—	71,724
Accounts receivable, net	—	—	17,234	310,997	(4,196)	324,035
Intercompany receivable (payable)	—	442,000	(497,693)	55,693	—	—
Other current assets	69,060	19,203	91,760	9,784	—	189,807

Total current assets	80,192	461,203	(323,982)	454,433	(4,196)	667,650

Property and equipment, net	—	—	1,264,765	35,232	—	1,299,997
Investment in subsidiaries	(42,814)	—	177,374	—	(134,560)	—
Other assets	417	2,692	101,663	6,147	(42,128)	68,791
Intangible assets, net	—	—	339,281	11,205	—	350,486
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$37,795	$463,895	$1,806,078	$513,296	$(180,884)	$2,640,180

Current portion of long-term debt and obligations under capital leases	$—	$—	$58,806	$37,426	$(36,893)	$59,339
Other current liabilities	1,460	6,389	225,604	28,219	(4,196)	257,476

Total current liabilities	1,460	6,389	284,410	65,645	(41,089)	316,815

Long-term debt and obligations under capital leases	—	491,298	1,037,783	6,258	(5,235)	1,530,104
Deferred income taxes	(50,715)	(198)	442,261	3,891	—	395,239
Securitization of accounts receivable	—	—	—	180,000	—	180,000
Other liabilities	—	—	63,286	47,183	—	110,469

Total liabilities	(49,255)	497,489	1,827,740	302,977	(46,324)	2,532,627

Total stockholders’ (deficit) equity	87,050	(33,594)	(21,662)	210,319	(134,560)	107,553

Total liabilities and stockholders’ equity	$37,795	$463,895	$1,806,078	$513,296	$(180,884)	$2,640,180

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of operations for the three months ended September 30, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$857,377	$33,441	$(19,724)	$871,094

Operating expenses:
Salaries, wages and employee benefits	1,401	—	192,213	6,351	—	199,965
Operating supplies and expenses	836	2	61,496	3,270	(1,838)	63,766
Fuel	—	—	146,819	4,907	—	151,726
Purchased transportation	—	—	269,439	2,876	(13,460)	258,855
Rental expense	—	—	28,745	289	(161)	28,873
Insurance and claims	—	—	21,107	8,865	(4,265)	25,707
Depreciation and amortization of property and equipment	—	—	48,357	931	—	49,288
Amortization of intangibles	—	—	4,010	193	—	4,203
Gain on disposal of property and equipment	—	—	(2,756)	10	—	(2,746)
Communication and utilities	—	—	5,915	239	—	6,154
Operating taxes and licenses	—	—	12,956	1,990	—	14,946

Total operating expenses	2,237	2	788,301	29,921	(19,724)	800,737

Operating (loss) income	(2,237)	(2)	69,076	3,520	—	70,357

Interest expense, net	—	12,913	14,294	723	—	27,930
Other (income) expenses	(27,627)	380	6,954	(2,203)	22,111	(385)

Income (loss) before income taxes	25,390	(13,295)	47,828	5,000	(22,111)	42,812
Income tax (benefit) expense	(2,462)	(4,818)	20,581	1,659	—	14,960

Net income (loss)	$27,852	$(8,477)	$27,247	$3,341	$(22,111)	$27,852

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of operations for the three months ended September 30, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$849,677	$15,916	$(1,767)	$863,826
Operating expenses:
Salaries, wages and employee benefits	781	—	189,784	6,481	—	197,046
Operating supplies and expenses	480	2	61,010	2,505	(2,203)	61,794
Fuel	—	—	155,054	4,665	—	159,719
Purchased transportation	—	—	244,416	2,366	(12,039)	234,743
Rental expense	—	—	23,559	311	(185)	23,685
Insurance and claims	—	—	19,195	(10,603)	12,660	21,252
Depreciation and amortization of property and equipment	—	—	50,289	769	—	51,058
Amortization of intangibles	—	—	4,301	208	—	4,509
(Gain) loss on disposal of property and equipment	—	—	(2,942)	(4)	—	(2,946)
Communication and utilities	—	—	6,563	256	—	6,819
Operating taxes and licenses	—	—	14,465	1,985	—	16,450

Total operating expenses	1,261	2	765,694	8,939	(1,767)	774,129

Operating (loss) income	(1,261)	(2)	83,983	6,977	—	89,697

Interest expense, net	—	12,912	25,251	1,288	—	39,451
Other (income) expenses	(33,404)	—	4,383	(2,228)	30,869	(380)

Income (loss) before income taxes	32,143	(12,914)	54,349	7,917	(30,869)	50,626
Income tax (benefit) expense	1,193	(4,738)	20,945	2,276	—	19,676

Net income (loss)	$30,950	$(8,176)	$33,404	$5,641	$(30,869)	$30,950

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of operations for the nine months ended September 30, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$2,523,475	$101,352	$(54,264)	$2,570,563
Operating expenses:
Salaries, wages and employee benefits	4,131	—	574,755	19,832	—	598,718
Operating supplies and expenses	2,068	10	175,606	9,850	(5,347)	182,187
Fuel	—	—	435,025	15,530	—	450,555
Purchased transportation	—	—	773,313	7,251	(35,822)	744,742
Rental expense	—	—	78,564	898	(514)	78,948
Insurance and claims	—	—	67,949	27,197	(12,581)	82,565
Depreciation and amortization of property and equipment	—	—	147,337	2,734	—	150,071
Amortization of intangibles	—	—	12,137	584	—	12,721
Impairments	—	—	1,065	—	—	1,065
(Gain) loss on disposal of property and equipment	—	—	(10,624)	10	—	(10,614)
Communication and utilities	—	—	17,660	715	—	18,375
Operating taxes and licenses	—	—	39,815	6,479	—	46,294

Total operating expenses	6,199	10	2,312,602	91,080	(54,264)	2,355,627

Operating (loss) income	(6,199)	(10)	210,873	10,272	—	214,936

Interest expense, net	—	38,740	52,082	3,254	—	94,076
Other (income) expenses	(68,912)	(55,557)	(13,160)	(7,251)	164,813	19,933

Income (loss) before income taxes	62,713	16,807	171,951	14,269	(164,813)	100,927
Income tax (benefit) expense	(5,026)	(14,459)	47,482	5,191	—	33,188

Net income (loss)	$67,739	$31,266	$124,469	$9,078	$(164,813)	$67,739

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of operations for the nine months ended September 30, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$2,429,342	$99,467	$(55,624)	$2,473,185
Operating expenses:
Salaries, wages and employee benefits	5,524	—	569,780	19,774	—	595,078
Operating supplies and expenses	2,653	2	160,849	18,983	(4,823)	177,664
Fuel	—	—	463,668	14,869	—	478,537
Purchased transportation	—	—	680,612	7,241	(35,393)	652,460
Rental expense	—	—	60,509	947	(558)	60,898
Insurance and claims	—	—	57,633	29,070	(14,850)	71,853
Depreciation and amortization of property and equipment	—	—	150,787	2,182	—	152,969
Amortization of intangibles	—	—	13,213	640	—	13,853
(Gain) loss on disposal of property and equipment	—	—	(5,956)	55	—	(5,901)
Communication and utilities	—	—	18,870	744	—	19,614
Operating taxes and licenses	—	—	40,631	6,536	—	47,167

Total operating expenses	8,177	2	2,210,596	101,041	(55,624)	2,264,192

Operating (loss) income	(8,177)	(2)	218,746	(1,574)	—	208,993

Interest expense, net	—	38,687	78,083	4,558	—	121,328
Other (income) expenses	(58,782)	(22,277)	11,846	(21,061)	88,719	(1,555)

Income (loss) before income taxes	50,605	(16,412)	128,817	14,929	(88,719)	89,220
Income tax (benefit) expense	(3,133)	(14,195)	47,759	5,051	—	35,482

Net income (loss)	$53,738	$(2,217)	$81,058	$9,878	$(88,719)	$53,738

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of cash flows for the nine months ended September 30, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$16,304	$(518)	$266,295	$(22,835)	$—	$259,246
Cash flows from investing activities:
Decrease in restricted cash	—	—	—	16,892	—	16,892
Change in fixed maturity securities-restricted	—	—	—	(18,216)	—	(18,216)
Funding of note receivable	—	—	(7,500)	—	—	(7,500)
Proceeds from sale of property and equipment	—	—	88,846	764	—	89,610
Capital expenditures	—	—	(199,511)	(2,953)	—	(202,464)
Payments received on notes receivable	—	—	4,357	—	—	4,357
Expenditures on assets held for sale	—	—	(5,935)	—	—	(5,935)
Payments received on assets held for sale	—	—	11,337	—	—	11,337
Payments received on equipment sale receivables	—	—	5,580	—	—	5,580
Dividend from subsidiary	—	—	6,700	—	(6,700)	—
Funding of intercompany notes	—	—	(884)	—	884	—
Payments received on intercompany notes	—	—	639	—	(639)	—
Other investing activities	—	—	(500)	—	—	(500)

Net cash used in investing activities	—	—	(96,871)	(3,513)	(6,455)	(106,839)

Cash flows from financing activities:
Payment of deferred loan costs	—	—	(9,023)	—	—	(9,023)
Borrowings under accounts receivable securitization	—	—	—	211,000	—	211,000
Repayment of accounts receivable securitization	—	—	—	(187,000)	—	(187,000)
Repayment of long-term debt and capital leases	—	—	(214,741)	(400)	—	(215,141)
Dividend to parent	—	—	—	(6,700)	6,700	—
Proceeds from long-term notes	—	—	10,000	—	—	10,000
Proceeds from intercompany notes	—	—	—	884	(884)	—
Repayment of intercompany notes	—	—	—	(639)	639	—
Other financing activities	(54)	—	(952)	—	—	(1,006)
Net funding (to) from affiliates	(27,382)	518	12,810	14,054	—	—

Net cash provided by (used in) financing activities	(27,436)	518	(201,906)	31,199	6,455	(191,170)

Net increase (decrease) in cash and cash equivalents	(11,132)	—	(32,482)	4,851	—	(38,763)

Cash and cash equivalents at beginning of period	11,132	—	64,717	6,235	—	82,084
Cash and cash equivalents at end of period	$—	$—	$32,235	$11,086	$—	$43,321

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of cash flows for the nine months ended September 30, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$—	$—	$265,079	$(47,858)	$—	$217,221
Cash flows from investing activities:
Decrease in restricted cash	—	—	—	9,994	—	9,994
Proceeds from sale of property and equipment	—	—	46,737	132	—	46,869
Capital expenditures	—	—	(164,616)	(3,430)	—	(168,046)
Payments received on notes receivable	—	—	5,118	—	—	5,118
Expenditures on assets held for sale	—	—	(6,093)	—	—	(6,093)
Payments received on assets held for sale	—	—	9,089	—	—	9,089
Funding of intercompany notes	—	—	(4,306)	—	4,306	—
Payments received on intercompany notes	—	—	2,541	—	(2,541)	—
Dividend from subsidiary	—	—	15,600	—	(15,600)	—

Net cash (used in) provided by investing activities	—	—	(95,930)	6,696	(13,835)	(103,069)

Cash flows from financing activities:
Proceeds from issuance of class A common stock, net of issuance costs	62,994	—	—	—	—	62,994
Payment of deferred loan costs	—	(979)	(1,848)	(884)	—	(3,711)
Borrowings under accounts receivable securitization	—	—	—	164,000	—	164,000
Repayment of accounts receivable securitization	—	—	—	(155,500)	—	(155,500)
Repayment of long-term debt and capital leases	—	—	(189,091)	(299)	—	(189,390)
Proceeds from intercompany notes	—	—	—	4,306	(4,306)	—
Repayment of intercompany notes	—	—	—	(2,541)	2,541	—
Dividend to parent	—	—	—	(15,600)	15,600	—
Other financing activities	138	—	—	—	—	138
Net funding (to) from affiliates	(41,101)	979	(5,703)	45,825	—	—

Net cash provided by (used in) financing activities	22,031	—	(196,642)	39,307	13,835	(121,469)

Net increase (decrease) in cash and cash equivalents	22,031	—	(27,493)	(1,855)	—	(7,317)

Cash and cash equivalents at beginning of period	1,561	—	35,844	10,089	—	47,494
Cash and cash equivalents at end of period	$23,592	$—	$8,351	$8,234	$—	$40,177

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

We define Adjusted Operating Ratio as (a) total operating expenses, less (i) fuel surcharges, (ii) amortization of intangibles from our 2007 going-private transaction, (iii) non-cash impairment charges, (iv) other special non-cash items, and (v) excludable transaction costs, as a percentage of (b) total revenue excluding fuel surcharge revenue. For the year ended December 31, 2011, we revised the calculation of Adjusted Operating Ratio to eliminate the impact of the non-cash amortization of the intangibles from our 2007 going private transaction to be consistent with the calculation of our Adjusted EPS. The three and nine months ended September 30, 2011 presented below has been revised to reflect the revised definition. We believe fuel surcharge is sometimes volatile and eliminating the impact of this source of revenue (by netting fuel surcharge revenue against fuel expense) affords a more consistent basis for comparing our results of operations. We also believe excluding impairments, non-comparable nature of the intangibles from our going-private transaction and other special items enhances the comparability of our performance from period to period. A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited) (Amounts in thousands)
Total GAAP operating revenue	$871,094	$863,826	$2,570,563	$2,473,185
Less: Fuel surcharge revenue	168,738	172,537	507,469	488,670

Operating revenue, net of fuel surcharge revenue	702,356	691,289	2,063,094	1,984,515

Total GAAP operating expenses	800,737	774,129	2,355,627	2,264,192
Adjusted for:
Fuel surcharge revenue	(168,738)	(172,537)	(507,469)	(488,670)
Amortization of certain intangibles (a)	(3,912)	(4,218)	(11,846)	(12,979)
Non-cash impairments (b)	—	—	(1,065)	—

Adjusted operating expense	628,087	597,374	1,835,247	1,762,543

Adjusted operating income	$74,269	$93,915	$227,847	$221,972

Adjusted Operating Ratio	89.4%	86.4%	89.0%	88.8%
Operating Ratio	91.9%	89.6%	91.6%	91.5%

(a)	Amortization of certain intangibles reflects the non-cash amortization expense of $3.9 million and $4.3 million for the three months ended September 30, 2012 and 2011, respectively, and $11.8 million and $13.0 million for the nine months ended September 30, 2012 and 2011, respectively, relating to certain intangible assets identified in our 2007 going private transaction through which Swift Corporation acquired Swift Transportation Co.
(b)	In the first quarter of 2012, real property with a carrying amount of $1.7 million was written down to its fair value of $0.6 million, resulting in a pre-tax impairment charge of $1.1 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited) (Amounts in thousands)
Net income	$27,852	$30,950	$67,739	$53,738

Adjusted for:
Depreciation and amortization of property and equipment	49,288	51,058	150,071	152,969
Amortization of intangibles	4,203	4,509	12,721	13,853
Interest expense	28,149	36,629	90,478	110,761
Derivative interest expense	448	3,384	5,101	12,067
Interest income	(667)	(562)	(1,503)	(1,500)
Income tax expense	14,960	19,676	33,188	35,482

EBITDA	$124,233	$145,644	$357,795	$377,370

Non-cash equity compensation (a)	1,398	781	4,131	5,524
Loss on debt extinguishment (b)	—	—	22,219	—
Non-cash impairments (c)	—	—	1,065	—

Adjusted EBITDA	$125,631	$146,425	$385,210	$382,894

(a)	Represents non-cash equity compensation expense following our IPO, on a pre-tax basis. In accordance with the terms of our senior secured credit agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.
(b)	On May 21, 2012, the Company completed the call of its remaining $15.2 million face value 12.50% fixed rate notes due May 15, 2017, at a price of 106.25% of face value pursuant to the terms of the indenture governing the notes, resulting in a loss on debt extinguishment of $1.3 million, representing the call premium and write-off of the then-existing unamortized deferred financing fees. On March 6, 2012, the Company entered into an Amended and Restated Credit Agreement (the “New Agreement”). The New Agreement replaced the then-existing, remaining $874.0 million face value first lien term loan, which matured in December 2016. This resulted in a loss on debt extinguishment of $20.9 million in the first quarter of 2012, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the original term loan.
(c)	Includes the item discussed in note (b) to the Adjusted Operating Ratio table above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Diluted earnings per share	$0.20	$0.22	$0.49	$0.38

Adjusted for:
Income tax expense	0.11	0.14	0.24	0.25

Income before income taxes	0.31	0.36	0.72	0.64

Non-cash impairments (a)	—	—	0.01	—
Loss on debt extinguishment (b)	—	—	0.16	—
Amortization of certain intangibles (c)	0.03	0.03	0.08	0.09

Amortization of unrealized losses on interest rate swaps (d)	—	0.02	0.04	0.09
Adjusted income before income taxes	0.34	0.42	1.01	0.82
Provision for income tax expense at normalized effective rate	0.13	0.16	0.39	0.32

Adjusted EPS	$0.21	$0.25	$0.62	$0.50

(a)	Includes the item discussed in note (b) to the Adjusted Operating Ratio table above.
(b)	Includes the items discussed in note (b) to the Adjusted EBITDA table above.

(c)	Includes the item discussed in note (a) to the Adjusted Operating Ratio table above.
(d)	Amortization of unrealized losses on interest rate swaps reflects the non-cash amortization expense of $0.4 million and $3.4 million for the three months ended September 30, 2012 and 2011, respectively and $5.1 million and $12.1 million for the nine months ended September 30, 2012 and 2011, respectively, included in derivative interest expense in the consolidated statements of operations and is comprised of previous losses recorded in accumulated OCI related to the interest rate swaps we terminated upon our IPO and concurrent refinancing transactions in December 2010. Such losses were incurred in prior periods when hedge accounting applied to the swaps and are expensed in relation to the hedged interest payments through the original maturity of the swaps in August 2012.

Overview

We are a multi-faceted transportation services company and the largest truckload carrier in North America. As of September 30, 2012, we operate a tractor fleet of approximately 15,700 units comprised of 11,600 company tractors and 4,100 owner-operator tractors, a fleet of 51,900 trailers, and 8,300 intermodal containers from 34 major terminals positioned near major freight centers and traffic lanes in the United States and Mexico. We offer customers the opportunity for “one-stop shopping” for their truckload transportation needs through a broad spectrum of services and equipment. Our extensive suite of services includes general, dedicated, and cross-border U.S./Mexico truckload services through dry van, temperature-controlled, flatbed, and specialized trailers, in addition to rail intermodal and non-asset based freight brokerage and logistics management services, making it an attractive choice for a broad array of customers.

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

The tables below reflect a summary of our operating results and other key performance measures for the three and nine months ended September 30, 2012 and 2011.

Operating Results Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands, except per share data)
Total operating revenue	$871,094	$863,826	$2,570,563	$2,473,185
Revenue excluding fuel surcharge revenue	$702,356	$691,289	$2,063,094	$1,984,515
Net income	$27,852	$30,950	$67,739	$53,738
Diluted earnings per common share	$0.20	$0.22	$0.49	$0.38
Adjusted EBITDA	$125,631	$146,425	$385,210	$382,894
Adjusted EPS	$0.21	$0.25	$0.62	$0.50

Key Performance Indicators

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Weekly trucking revenue per tractor	$3,165	$3,054	$3,128	$2,990
Deadhead miles percentage	11.43%	11.49%	11.64%	11.79%
Average tractors available for dispatch:
Company	10,394	10,980	10,510	11,079
Owner-operator	4,047	4,200	4,028	4,068

Total	14,442	15,180	14,538	15,147
Operating Ratio	91.9%	89.6%	91.6%	91.5%
Adjusted Operating Ratio	89.4%	86.4%	89.0%	88.8%

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Factors Affecting Comparability between Periods

Nine months ended September 30, 2012 results of operations

Net income for the nine months ended September 30, 2012 was $67.7 million compared to $53.7 million in the 2011 period. Items impacting comparability between the nine months ended September 30, 2012 and the corresponding prior year period include the following:

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

Revenue

We record three types of revenue: trucking revenue, fuel surcharge revenue, and other revenue. A summary of our revenue generated by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited) (Dollars in thousands)
Trucking revenue	$600,725	$609,226	$1,780,310	$1,766,215
Fuel surcharge revenue	168,738	172,537	507,469	488,670
Other revenue	101,631	82,063	282,784	218,300
Operating revenue	$871,094	$863,826	$2,570,563	$2,473,185

Trucking Revenue

Trucking revenue is generated by hauling freight for our customers using our trucks or owner-operators’ equipment and includes all revenue we earn from our general truckload, dedicated, cross border, and drayage services. For the three months ended September 30, 2012, our trucking revenue decreased 1.4% compared with the same period in 2011 due to a 4.9% reduction in the size of our average operational fleet and a 3.0% decrease in loaded trucking miles. We were able to maintain relatively consistent trucking revenue year over year as a result of the 3.6% increase in our weekly trucking revenue per tractor, which improved from $3,054 in the third quarter of 2011 to $3,165 in the third quarter of 2012. Our weekly trucking revenue per tractor is a combination of our average revenue per loaded mile, excluding fuel surcharge and our loaded miles per truck per week (loaded utilization). Our loaded utilization improvement of 2.0% was the result of our over-the-road linehaul services improving 73 miles per truck per week in the third quarter of 2012 compared to the third quarter of 2011. Our average revenue per loaded mile excluding fuel surcharge increased by 1.6% from the three months ended September 30, 2011 compared to the three months ended September 30, 2012, which was negatively impacted by the continued shift in business mix from our over-the-road linehaul service to our other service offerings.

For the nine months ended September 30, 2012, our trucking revenue increased by $14.1 million, or 0.8%, compared with the same period in 2011. This increase reflects a 2.5% increase in our average trucking revenue per loaded mile, excluding fuel surcharge, compared with the same period in 2011 offset by a 1.7% decrease in loaded trucking miles. This increase in our average trucking revenue per loaded mile, excluding fuel surcharge as well as year over year improvements in our utilization contributed to a 4.6% increase in productivity, measured by weekly trucking revenue per tractor for the nine months ended September 30, 2012 over the 2011 period.

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

For the three months ended September 30, 2012, fuel surcharge revenue decreased by $3.8 million, or 2.2%, compared with the same period in 2011 as a result of the 3.0% decrease in loaded trucking miles offset by the average of the DOE Index for the period increased 1.5% to $3.924 per gallon in 2012 compared with $3.867 per gallon in the 2011 period.

For the nine months ended September 30, 2012, fuel surcharge revenue increased by $18.8 million, or 3.8%, compared with the same period in 2011. This was driven by an increase in diesel prices and a 39.8% increase in loaded rail intermodal miles offset by a 1.7% decrease in loaded trucking miles during the first nine months of 2012. The average of the DOE Index for the first nine months increased 3.1% to $3.950 per gallon in 2012 compared with $3.830 per gallon in the 2011 period.

Other Revenue

Our other revenue is generated primarily by our rail intermodal business, non-asset based freight brokerage and logistics management service, tractor leasing revenue of IEL, premium revenue generated by our captive insurance companies, and other revenue generated by our shops. For the three months ended September 30, 2012, other revenue increased by $19.6 million, or 23.8%, compared with the 2011 period. This resulted primarily from the growth in our rail intermodal business, which represents approximately 60% of our other revenue. The increase in rail intermodal business was driven by a 37.4% increase in loaded rail intermodal miles and a 6.3% increase in the additional ancillary services provided to our customers and owner-operators for the three months ended September 30, 2011 to the three months ended September 30, 2012.

For the nine months ended September 30, 2012, other revenue increased by $64.5 million, or 29.5%, compared with the 2011 period. This increase was primarily the result of our rail intermodal business, specifically as a result of a 39.8% increase in our loaded rail intermodal miles. Additionally, other revenue increased as a result of the 21.8% increase in other ancillary services offered to owner-operators.

Operating Expenses

Salaries, Wages and Employee Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Salaries, wages and employee benefits	$199,965	$197,046	$598,718	$595,078
% of revenue excluding fuel surcharge revenue	28.5%	28.5%	29.0%	30.0%
% of operating revenue	23.0%	22.8%	23.3%	24.1%

For the three months ended September 30, 2012, salaries, wages, and employee benefits increased by $2.9 million, or 1.5%, compared with the same period in 2011. The dollar increase was primarily due to company driver pay changes and an increase in the number of non-driving employees, partially offset by a 4.1% decrease in the total miles driven by company drivers in the third quarter of 2012 compared to the third quarter of 2011. In July 2012, we implemented a driver incentive bonus program that enables our drivers to earn a bonus if they met certain performance criteria. This bonus program as well as a wage increase for certain drivers increased driver wages by approximately $3.5 million during the third quarter of 2012. As a percentage of revenue excluding fuel surcharge revenue, salaries, wages, and employee benefits remained flat compared with the same period in 2011.

For the nine months ended September 30, 2012, salaries, wages, and employee benefits increased by $3.6 million, or 0.6%, compared with the same period in 2011. This dollar increase was primarily the result of the driver incentive program mentioned above, an increase in our employee health care benefits cost and an increase in our administrative staff to support our growing business, offset by the 4.2% decrease in total miles driven by company drivers. As a percentage of revenue excluding fuel surcharge revenue, salaries, wages, and employee benefits decreased 100 basis points from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 as a result of a 2.5% increase in our average trucking revenue per loaded mile, excluding fuel surcharge revenue and continued growth in our intermodal business.

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

Operating Supplies and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Operating supplies and expenses	$63,766	$61,794	$182,187	$177,664
% of revenue excluding fuel surcharge revenue	9.1%	8.9%	8.8%	9.0%
% of operating revenue	7.3%	7.2%	7.1%	7.2%

For the three months ended September 30, 2012, operating supplies and expenses increased by $2.0 million, or 3.2%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, operating supplies and expenses increased to 9.1% compared with 8.9% for the 2011 period. The increase was primarily the result of higher maintenance costs from increased trade-in activity and growing chassis rental costs as a result of a 37.4% increase in loaded rail intermodal miles.

For the nine months ended September 30, 2012, operating supplies and expenses increased by $4.5 million, or 2.5%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, operating supplies and expenses decreased to 8.8% compared with 9.0% for the 2011 period. The dollar increase was primarily the result of an increase in our maintenance costs due to the preparation of trucks for trade-in or sale and an increase in chassis rental costs due to a 39.8% increase in loaded rail intermodal miles. This increase was offset by a settlement we entered into with the City of Los Angeles (the “City”) associated with the Incentive Addendum to Drayage Services Concession Agreement we entered into with the City in December 2008 and as amended, in September 2009 (collectively the “Amended Addendum”). Pursuant to the Amended Addendum, in 2008 we received a one-time, early commitment incentive based on a minimum number of required drays to be completed over a five year term. We initially recorded the incentive as deferred revenue, and at the time of the Settlement, we had approximately $9.2 million remaining as deferred revenue. Concurrent with the City’s and the Company’s execution of the Settlement and the corresponding termination of the Amended Addendum, we refunded the City $4.0 million in full satisfaction of our obligations under the Amended Addendum and in full and final settlement of all claims for payment and damages that may be alleged by the City under the Amended Addendum. We recognized the remaining $5.2 million of deferred revenue in our consolidated statements of operations and classified as a reduction of operating supplies and expenses.

Because we believe that the market for drivers has tightened, hiring expenses, including recruiting and advertising, which are included in operating supplies and expenses, have increased due to markets conditions tightening and we expect this will continue to increase in order to attract sufficient numbers of qualified drivers to operate our fleet.

Fuel Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Fuel expense	$151,726	$159,719	$450,555	$478,537
% of operating revenue	17.4%	18.5%	17.5%	19.3%

Fuel expense decreased $8.0 million or 5.0% in the third quarter of 2012 as compared to the third quarter of 2011 primarily as a result of a 4.1% decrease in total miles driven by company drivers in 2012 compared to the same period of 2011. This decrease was offset by the 1.5% increase in the average DOE Index for the three months ended September 30, 2012 as compared to the third quarter in 2011.

For the nine months ended September 30, 2012, fuel expense decreased $28.0 million or 5.8% when compared to the prior year primarily as a result of a 4.2% decrease in total miles driven by company drivers in 2012 compared to the same period of 2011. This decrease was offset by the 3.1% increase in the average DOE Index for the nine months ended September 30, 2012 as compared to the comparable nine months in 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Total fuel surcharge revenue	$168,738	$172,537	$507,469	$488,670
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	73,700	68,014	213,525	185,949

Company fuel surcharge revenue	$95,038	$104,523	$293,944	$302,721

Total fuel expense	$151,726	$159,719	$450,555	$478,537
Less: Company fuel surcharge revenue	95,038	104,523	293,944	302,721

Net fuel expense	$56,688	$55,196	$156,611	$175,816

% of revenue excluding fuel surcharge revenue	8.1%	8.0%	7.6%	8.9%

For the three months ended September 30, 2012, net fuel expense increased $1.5 million, or 2.7%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, net fuel expense increased to 8.1% compared with 8.0% for the 2011 period. The increase in net fuel expense is the result of the lag in fuel recovery associated with increasing fuel prices throughout the third quarter of 2012 as compared to the decreases in fuel prices in the third quarter of 2011, mostly offset by a reduction in gallons consumed due to a 4.1% decrease in total miles driven by company tractors and improved fuel efficiency. The average DOE diesel fuel index increased 12.0% within the third quarter of 2012, from $3.648 to $4.086. As previously disclosed, our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true.

For the nine months ended September 30, 2012, net fuel expense decreased $19.2 million, or 10.9%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, net fuel expense decreased to 7.6% compared with 8.9% for the 2011 period. The decrease in net fuel expense is primarily the result of the 15 basis point decrease in our deadhead miles percentage, the 4.2% decrease in total miles driven by company tractors and improved fuel efficiency of our fleet.

Purchased Transportation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Purchased transportation expense	$258,855	$234,743	$744,742	$652,460
% of operating revenue	29.7%	27.2%	29.0%	26.4%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Purchased transportation	$258,855	$234,743	$744,742	$652,460
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	73,700	68,014	213,525	185,949
Purchased transportation, net of fuel surcharge reimbursement	$185,155	$166,729	$531,217	$466,511

% of revenue excluding fuel surcharge revenue	26.4%	24.1%	25.7%	23.5%

For the three months ended September 30, 2012, purchased transportation, net of fuel surcharge reimbursement, increased $18.4 million, or 11.1%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, purchased transportation, net of fuel surcharge reimbursement, increased to 26.4% compared with 24.1% for 2011. The increase in both expense and percentage of revenue excluding fuel surcharge is primarily the result of the 35.5% increase in total miles for our rail intermodal business.

For the nine months ended September 30, 2012, purchased transportation, net of fuel surcharge reimbursement, increased $64.7 million, or 13.9% compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, purchased transportation, net of fuel surcharge reimbursement, increased to 25.7% compared with 23.5% for 2011. The increase in both expense and percentage of revenue excluding fuel surcharge is primarily the result of the 38.0% increase in total miles for our rail intermodal business.

Insurance and Claims

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Insurance and claims	$25,707	$21,252	$82,565	$71,853
% of revenue excluding fuel surcharge revenue	3.7%	3.1%	4.0%	3.6%
% of operating revenue	3.0%	2.5%	3.2%	2.9%

For the three months ended September 30, 2012, insurance and claims expense increased by $4.5 million, or 21.0%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, insurance and claims increased to 3.7% compared with 3.1% for the 2011 period. The increase reflects primarily a decrease in 2011 reserves associated with favorable developments in the third quarter of 2011 of our prior year loss layers based on new information received on these claims during the period.

For the nine months ended September 30, 2012, insurance and claims expense increased by $10.7 million, or 14.9%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, insurance and claims increased to 4.0%, compared with 3.6% for the same period in 2011. The increase is due to the increase in reserves associated with unfavorable developments in the first quarter of 2012 of our prior year loss layers based on new information received on these claims during the period. The majority of this increase is related to adjustments made to two claims from 2006 and 2007. Additionally, the increase year over year is the result of the favorable developments during the nine months ended 2011 of our prior year loss layers. This increase was offset by a 1.8% decrease in total trucking miles.

Rental Expense and Depreciation and Amortization of Property and Equipment

Because the mix of our leased versus owned tractors varies, we believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment when comparing results from period to period for analysis purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Rental expense	$28,873	$23,685	$78,948	$60,898
Depreciation and amortization of property and equipment	49,288	51,058	150,071	152,969

Rental expense and depreciation and amortization of property and equipment	$78,161	$74,743	$229,019	$213,867

% of revenue excluding fuel surcharge revenue	11.1%	10.8%	11.1%	10.8%
% of operating revenue	9.0%	8.7%	8.9%	8.6%

Rental expense and depreciation and amortization of property and equipment were primarily driven by our fleet of tractors and trailers shown below:

	September 30,	December 31,	September 30,
	2012	2011	2011
	(Unaudited)
Tractors:
Company
Owned	5,625	6,799	6,432
Leased — capital leases	2,411	2,457	2,562
Leased — operating leases	3,554	2,611	2,837

Total company tractors	11,590	11,867	11,831

Owner-operator
Financed through the Company	3,060	3,016	3,092
Other	1,012	1,019	1,222

Total owner-operator tractors	4,072	4,035	4,314

Total tractors	15,662	15,902	16,145

Trailers	51,926	50,555	49,935

Containers	8,290	6,210	5,873

For the three months ended September 30, 2012, rental expense and depreciation and amortization of property and equipment increased by $3.4 million, or 4.6%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, such expenses increased to 11.1% compared with 10.8% for the same period in 2011. The dollar increase was primarily due to the rising cost of new equipment, a higher percentage of leased versus owned assets as well as the growth in trailers and intermodal containers in the third quarter of 2012 as compared to the third quarter of 2011.

For the nine months ended September 30, 2012, rental expense and depreciation and amortization of property and equipment increased by $15.2 million, or 7.1%, compared with the same period in 2011. As a percentage of revenue excluding fuel surcharge revenue, such expenses increased to 11.1% compared with 10.8% for the 2011 period. The increased expense was primarily due to the rising costs of new tractors, the growth in the number of units leased to owner-operators through our IEL subsidiary, and the growth in trailers and intermodal containers.

Amortization of Intangibles

Amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with our 2007 going private transaction in which Swift Corporation acquired Swift Transportation Co.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Amortization of intangibles	$4,203	$4,509	$12,721	$13,853

Amortization of intangibles for three months ended September 30, 2012, and 2011 is comprised of $3.9 million and $4.2 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to previous intangible assets existing prior to the 2007 going private transaction. Amortization of intangibles for nine months ended September 30, 2012 and 2011 is comprised of $11.8 million and $13.0 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.9 million in each period related to previous intangible assets existing prior to the 2007 going private transaction.

Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Impairments	$—	$—	$1,065	$—

Real property with a carrying amount of $1.7 million was written down to its fair value of $0.6 million, resulting in a pre-tax impairment charge of $1.1 million in the first quarter of 2012.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Interest expense	$28,149	$36,629	$90,478	$110,761

Interest expense for the three and nine months ended September 30, 2012 is primarily based on the end of period debt balances of $177.3 million and $616.9 million net carrying value of the first lien term loan B-1 tranche and B-2 tranche, respectively, $492.2 million carrying value of senior second priority secured notes and $204.0 million for our accounts receivable securitization obligation.

Interest expense decreased for the three and nine months ended September 30, 2012 as compared to the prior year period primarily due to our $60.0 million and $75.0 million voluntary prepayments in January 2012 and September 2011, respectively, on our then-existing first lien term loan. In addition to the voluntary prepayments, interest expense decreased as a result of the Company entering into the Amended and Restated Credit Agreement (the “New Agreement”) on March 6, 2012. The New Agreement replaced the then-existing $874.0 million face value first lien term loan, which accrued interest at LIBOR plus 4.50%, including a minimum LIBOR rate of 1.50%, with a $200.0 million face value first lien term loan B-1 tranche, which accrues interest at LIBOR plus 3.75% with no minimum LIBOR rate, and a $674.0 million face value first lien term loan B-2 tranche, which accrues interest at LIBOR plus 3.75%, including a minimum LIBOR rate of 1.25%. As of September 30, 2012, the Company made voluntary prepayments of $32.3 million on the first lien term loan B-1 tranche and $55.6 million on the first lien term loan B-2 tranche. On October 12, 2012 the Company made an additional payment of $6.0 million on the Term loan B-1 tranche. The prepayments were funded though proceeds from operating cash flows, advances from its accounts receivable securitization and the Incremental Term Loan. These prepayments have satisfied the scheduled principal payments on the first lien term loan B-1 tranche through March 2014 and the first lien term loan B-2 tranche through maturity. Further, during the nine months ended September of 2012, $45.4 million of voluntary prepayments on capital leases were made in addition to a $15.2 million payment to redeem our remaining 12.5% fixed rate notes.

Derivative Interest Expense

Derivative interest expense consists of expenses related to our interest rate swaps, including the income effect of mark-to-market adjustments of interest rate swaps and settlement payments. We de-designated our previous swaps and discontinued hedge accounting effective October 1, 2009, as a result of an amendment to our prior senior secured credit facility, after which the entire mark-to-market adjustment was charged to earnings rather than being recorded in equity as a component of OCI under cash flow hedge accounting treatment. Furthermore, the non-cash amortization of previous losses recorded in accumulated OCI in prior periods (when hedge accounting was in effect) is recorded in derivative interest expense. In December 2010, in conjunction with our IPO and refinancing transactions, we terminated all of our remaining interest rate swaps and paid $66.4 million to our counterparties in full satisfaction of these interest rate swap agreements. In April 2011, in connection with our new senior secured credit facility, we entered into two forward-starting interest rate swap agreements with a total notional amount of $350.0 million. These interest rate swaps take effect in January 2013, mature in July 2015, and have been designated and qualified as cash flow hedges. As such, the effective portion of the changes in fair value of these designated swaps is recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the variable debt affects earnings. Hedged interest accruals do not begin until January 2013. Any ineffective portions of the changes in the fair value of designated interest rate swaps will be recognized directly to earnings as derivative interest expense. The following is a summary of our derivative interest expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Derivative interest expense	$448	$3,384	$5,101	$12,067

Derivative interest expense for the three and nine months ended September 30, 2012 is related to our terminated swaps and represents the previous losses recorded in accumulated OCI that are amortized to derivative interest expense over the original term of the swaps, which had a maturity of August 2012.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Income tax expense	$14,960	$19,676	$33,188	$35,482

The effective tax rate for the three months ended September 30, 2012 was 35%, which was 4 percentage points lower than expected due to the tax benefit related to additional employment tax credits realized on our 2011 tax return. The effective tax rate for the nine months ended September 30, 2012 was 33%, which was 6 percentage points lower than the expected effective tax rate primarily due to the deferred state tax benefit related to an internal corporate restructuring of our subsidiaries in January of 2012 as well as the tax benefit related to additional employment tax credits realized on our 2011 tax return. Excluding the impact of discrete items in the first three quarters the effective tax rate for the nine months ended September 30, 2012 would have been 39%. The effective tax rate for the three months ended September 30, 2011 was 39%. Income tax expense for the nine months ended September 30, 2011 reflects an effective tax rate of 40%, which was 1 percentage point higher than the expected effective tax rate primarily due to the amortization of previous losses from accumulated other comprehensive income (“OCI”) to income (for book purposes) related to the Company’s previous interest rate swaps that were terminated in December 2010 and a change in unrecognized tax benefits during the period resulting from the conclusion of our federal tax audit as well as a state tax audit.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of September 30, 2012 was $1.3 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company anticipates that the total amount of unrecognized tax benefits may decrease by approximately $0.7 million during the next twelve months, which should not have a material impact on the Company’s financial statements.

Liquidity and Capital Resources

Cash Flow

Our summary statements of cash flows information for the nine months ended September 30, 2012 and 2011 is set forth in the table below:

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Net cash provided by operating activities	$259,246	$217,221
Net cash used in investing activities	$(106,839)	$(103,069)
Net cash used in financing activities	$(191,170)	$(121,469)

The $42.0 million increase in net cash provided by operating activities during the nine months ended September 30, 2012 compared to the same period in 2011 was primarily the result of the $19.8 million increased collections of our outstanding accounts receivable, $11.7 million decrease in advance payments associated with operating leases, and $5.9 million increase in operating income for the nine month period of 2011 to the nine month period of 2012.

Total net cash used in investing activities increased by $3.8 million during the nine months ended September 30, 2012 compared to the same period in 2011. This increase was primarily the result of the funding of a $7.5 million loan and the equity contribution of $500 thousand to Swift Power Services, LLC during the first quarter of 2012. This increase was partially offset by the $2.2 million increase in the amount of total proceeds received from payments on assets held for sale during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Cash used in financing activities increased by $69.7 million during the nine months ended September 30, 2012 as compared to the same period in 2011. For the nine months ended September 30, 2012, the cash used in financing activities included $205.1 million in net repayments of long term debt and capital leases. These net repayments included a $60.0 million voluntary prepayment in January 2012 on our then-existing first lien term loan, a $15.2 million payment to redeem our remaining 12.50% fixed rate notes in May 2012, a total of $55.6 million voluntary prepayment on our first lien term B-2 tranche, a total of $22.3 million voluntary prepayments on our first lien term B-1 tranche, net of $10.0 million incremental loan proceeds and repayments of capital leases of $45.4 million. Further, cash used in financing activities included the payment of deferred financing fees to lenders of $9.0 million associated with our Amended and Restated Credit Agreement on March 6, 2012 and our first amendment to the Amended and Restated Credit Agreement in April 2012. These repayments were offset by $24.0 million in net proceeds under our 2011 RSA. During the nine months ended September 30, 2011, cash used in financing activities included $189.4 million in repayments of long term debt and capital leases. These repayments were offset by $8.5 million in net proceeds under the 2008 and 2011 RSA’s and proceeds of $63.2 million, before expenses, from the sale of our Class A common stock, pursuant to the over-allotment option in connection with our IPO.

Sources

As of September 30, 2012 and December 31, 2011, we had the following sources of liquidity available to us:

	September 30,	December 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Cash and cash equivalents, excluding restricted cash	$43,321	$82,084
Availability under revolving line of credit due December 2015	239,932	232,477
Availability under accounts receivable securitization facility	59,700	69,800

Total unrestricted liquidity	$342,953	$384,361

Restricted cash	54,832	71,724
Fixed maturity securities, held to maturity, amortized cost- restricted	18,216	—

Total liquidity, including restricted cash	$416,001	$456,085

As of September 30, 2012 and December 31, 2011, we had restricted cash and fixed maturity securities of $73.0 million and $71.7 million, respectively, primarily held by our captive insurance companies for the payment of claims. As of September 30, 2012, there were no outstanding borrowings, and there were $160.1 million in letters of credit outstanding under our $400.0 million revolving line of credit.

Uses

Our business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures, other assets, working capital changes, principal and interest payments on our obligations, letters of credit to support insurance requirements, and tax payments to fund our taxes in periods when we generate taxable income.

We make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and potentially fund growth in our revenue equipment fleet if justified by customer demand and our ability to finance the equipment and generate acceptable returns. As of September 30, 2012, we expect our net cash capital expenditures to be in the range of $57.1 million to $72.1 million for the remainder of 2012. However, we expect to continue to obtain a portion of our equipment under operating and capital leases, which are not reflected as net cash capital expenditures. Beyond 2012, we expect our net capital expenditures to remain substantial.

As of September 30, 2012, we had $365.3 million of purchase commitments outstanding to acquire replacement tractors through the rest of 2012 and 2013. We generally have the option to cancel tractor purchase orders with 60 to 90 day notice prior to scheduled production, although the notice date has lapsed for approximately 7% of the commitments remaining as of September 30, 2012. In addition, we had trailer and intermodal container purchase commitments outstanding as of September 30, 2012 for $35.8 million and $4.0 million, respectively, through the rest of 2012. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.

As of September 30, 2012, we have outstanding purchase commitments of approximately $1.1 million for fuel, facilities, and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

As of September 30, 2012 and December 31, 2011, we had a working capital surplus of $307.6 million and $350.8 million, respectively. The decrease was related to the use of cash on hand to voluntarily repay $60.0 million of the non-current portion of the then-existing first lien term loan in January 2012.

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

As of September 30, 2012, we had the following material debt agreements:

•	senior secured credit facility consisting of a term loan B-1 tranche due December 2016 and term loan B-2 tranche due December 2017, and a revolving line of credit due September 2016 (none drawn);

•	senior second priority secured notes due November 2018;

•	2011 RSA due September 2014; and

•	other secured indebtedness and capital lease agreements.

The amounts outstanding under such agreements and other debt instruments as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30,	September 30,
	September 30, 2012	December 31, 2011
	(Unaudited)
Senior secured first lien term loan due December 2016, net of $440 OID as of September 30, 2012	$177,310	$—
Senior secured first lien term loan due December 2017, net of $1,514 OID as of September 30, 2012	616,871	—
Senior secured first lien term loan due December 2016, net of $8,855 OID as of December 31, 2011	—	925,534
Senior second priority secured notes due November 15, 2018, net of $7,854 and $8,702 OID as of September 30, 2012 and December 31, 2011, respectively	492,246	491,298
12.50% fixed rate notes due May 15, 2017	—	15,638
2011 RSA	204,000	180,000
Other secured debt and capital leases	144,443	156,973

Total long term debt and capital leases	$1,634,870	$1,769,443
Less: current portion	41,102	59,339

Long-term debt and capital leases, less current portion	$1,593,768	$1,710,104

The indenture for our senior secured notes provides that we may only incur additional indebtedness if, after giving effect to the new incurrence, we meet a minimum fixed charge coverage ratio of 2.00:1.00, as defined therein, or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350.0 million at any one time. As of September 30, 2012, we had a fixed charge coverage ratio in excess of 4.00:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing financial arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for the rest of 2012 and 2013.

See Notes 8 and 9 of the notes to these consolidated financial statements included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 for further discussion of the senior secured credit facility, senior second priority secured notes, and 2011 RSA.

Capital and Operating Leases

In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment with capital and operating leases. During the nine months ended September 30, 2012, we acquired tractors through capital and operating leases with original values of $38.5 million and $218.3 million, respectively, which was partially offset by capital and operating lease terminations with originating values of $30.4 million and $71.6 million, respectively, for tractors. During the nine months ended September 30, 2011, we acquired tractors through capital and operating leases with original values of $0.7 million and $196.9 million, respectively, offset by capital and operating lease terminations with originating values of $47.6 million and $45.4 million, respectively, for tractors in the first nine months of 2011. In addition, $10.2 million trailer leases expired in the nine months ended September 30, 2012 and no trailer leases expired in the nine months ended September 30, 2011.

Contractual Obligations

During the third quarter of 2012 other than the voluntary prepayments of our long term debt discussed under the heading “Liquidity and Capital Resources”, there have not been any material changes outside the ordinary course of business to the contractual obligations table contained in our Form 10-K for the fiscal year ended December 31, 2011.

Off-Balance Sheet Arrangements

We have approximately 5,600 tractors under operating leases, which includes approximately 3,500 company tractors and 2,100 owner-operators tractors financed by the Company. Operating leases have been an important source of financing for our revenue equipment. Tractors held under operating leases are not carried on our consolidated balance sheets, and lease payments of such tractors are recorded in rental expense in our consolidated statements of operations. Our revenue equipment rental expense was $75.7 million for the nine months ended September 30, 2012, compared with $58.5 million for the nine months ended September 30, 2011. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and the residual value. As of September 30, 2012, the maximum possible payment under these residual value guarantees was $12.0 million. To the extent the expected value at the lease termination date is lower than the guaranteed residual value; we would accrue for the difference over the remaining lease term. We believe the proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

Seasonality

In the transportation industry, results of operations generally show a seasonal pattern. As customers ramp up for the holiday season at year-end, the late third and fourth quarters have historically been our strongest volume periods. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter for us than the other three quarters. In the eastern and midwestern United States, and to a lesser extent in the western United States, during the winter season, our equipment utilization typically declines and our operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather conditions can cause higher accident frequency, increased claims, and more equipment repairs. Our revenue also may be affected by bad weather and holidays as a result of curtailed operations or vacation shutdowns, because our revenue is directly related to available working days of shippers. From time to time, we also suffer short-term impacts from weather-related events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could harm our results of operations or make our results of operations volatile.

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

Forward Looking Statements

This Quarterly Report contains statements that may constitute forward-looking statements, usually identified by words such as “anticipates,” “believes,” “estimates,” “plans,” “projects,” “expects,” “intends,” or similar expressions which speak only as of the date the statement was made. Forward-looking statements in this quarterly report include statements concerning: adjustments to income tax assessments as the result of ongoing and future examinations; anticipated changes in our unrecognized tax benefits during the next 12 months; the outcome of pending litigation and actions we intend to take in respect thereof; trends concerning supply, demand, pricing and costs in the trucking industry; our expectation of increasing driver wage and recruiting and hiring expenses; our ability to recover increasing fuel costs through surcharges; the sources and sufficiency of our liquidity and financial resources; the timing of our disposition of assets held for sale; the consequences of a failure to maintain compliance with our debt covenants; our intentions concerning the use of derivative financial instruments to hedge fuel price exposure; the impact of new accounting standards; the impact of pending tax examinations; our intentions to hold investments to maturity; and the timing and amount of future acquisitions of trucking equipment and other capital expenditures and the use and availability of cash, cash flow from operations, leases and debt to finance such acquisitions. Such statements are based upon the current beliefs and expectations of the Company’s management. Such forward-looking statements are subject to significant risks and uncertainties as set forth in the Risk Factor Section of our Annual Report Form 10-K for the year ended December 31, 2011. Actual events may differ materially from those set forth in the forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have interest rate exposure arising from our senior secured credit facility, 2011 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan B-2 tranche is mitigated due to a minimum LIBOR rate of 1.25%. We manage interest rate exposure through a mix of variable rate debt, and fixed rate notes and lease financing and $350.0 million notional amount of forward-starting interest rate swaps (weighted average rate of 3.26% before applicable margin). There are no leverage options or prepayment features for the interest rate swaps. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $4.7 million considering the effect of the minimum LIBOR rate on the first lien term loan B-2 tranche and excluding the effect of the interest rate swaps which do not take effect until January 2013.

We have commodity exposure with respect to fuel used in company tractors. Further increases in fuel prices will continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, rose from an average of $3.830 per gallon for the nine months ended September 30, 2011 to an average of $3.950 per gallon for the nine months ended September 30, 2012. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of September 30, 2012 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Information about our legal proceedings is included in Note 15 of the notes to the consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 as well as Part I, Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit Number	Description	Page or Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	Amended and Restated Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101**	XBRL Instance Document	Furnished herewith

101**	XBRL Taxonomy Extension Schema Document	Furnished herewith

101**	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101**	XBRL Taxonomy Definition Linkbase Document	Furnished herewith

101**	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101**	XBRL Taxonomy Presentation Link base Document	Furnished herewith

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submissions requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT TRANSPORTATION COMPANY

Date: November 7, 2012	/s/ Jerry Moyes
Jerry Moyes
Chief Executive Officer

Date: November 7, 2012	/s/ Virginia Henkels
Virginia Henkels
Executive Vice President and Chief Financial Officer