Form 10-K
period 2012-12-31
SWIFT TRANSPORTATION Co
filed 2013-02-26
CIK 1492691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

(602) 269-9700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, par value $0.01 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 29, 2012, the aggregate market value of our Class A common stock held by non-affiliates was $793,315,536, based on the closing price of our common stock as quoted on the NYSE as of such date.

There were 87,175,166 shares of the registrant’s Class A Common Stock and 52,495,236 shares of the registrant’s Class B Common Stock outstanding as of February 18, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) are incorporated by reference into Part III of this report.

SWIFT TRANSPORTATION COMPANY

2012 FORM 10-K ANNUAL REPORT

PART I

FORWARD-LOOKING STATEMENTS

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements include statements we make concerning our plans, objectives, goals, strategies (including our growth strategies and the benefits to us compared to others in the trucking industry), future events, future revenues or performance and financing needs; the impact that recent and proposed regulatory rules and laws will have on the trucking industry generally and Swift specifically; the benefits of our business model, operations and strategies in light of changing trends in the trucking industry; that we expect to pursue acquisitions; our compliance with environmental, transportation and other laws and regulations; adjustments to income tax assessments as the result of ongoing and future audits; anticipated changes in our unrecognized tax benefits during the next 12 months; the outcome of pending litigation and actions we intend to take in respect thereof; the amount and timing of the recognition of unrealized losses included in accumulated other comprehensive income; trends concerning supply, demand, pricing and costs in the trucking industry; our expectation of increasing driver wage and hiring expenses; our expectation that depreciation costs for equipment will increase in the future; our expectations concerning the mix and composition of our operating expenses that could result from changes in the mix of company-driven miles, owner-operator driven miles, and intermodal miles; trends in the age of our tractor and trailer fleet; the benefits of our fuel surcharge program and our ability to recover increasing fuel costs through surcharges; the impact of the lag effect relating to our fuel surcharges; the sources and sufficiency of our liquidity and financial resources to pay debt, make capital expenditures and operate our business; the consequences of a failure to maintain compliance with our debt covenants; the impact of new accounting standards; the timing of our disposition of assets held for sale; the value of equipment under operating leases relating to our residual value guarantees; our intentions concerning the potential use of derivative financial instruments to hedge fuel price increases; our expectations regarding the use of the NYSE’s “controlled company” exemption concerning certain corporate governance requirements; our intention to reinvest foreign earnings outside the United States; our intentions concerning the payment of dividends; the timing and amount of future amortization costs of intangible assets; our ability and intention to hold investment securities to maturity; the timing and amounts of recognizing unrecognized equity compensation costs; and the timing and amount of future acquisitions of trucking equipment and other capital expenditures and the use and availability of cash, cash flow from operations, leases and debt to finance such acquisitions. Such statements appear under the headings entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “foresees,” “seeks,” “likely,” “may,” “will,” “should,” “goal,” “target,” and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. Accordingly, you should not place undue reliance on our forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.

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

Item 1. Business

Overview

We are a multi-faceted transportation services company and the largest truckload carrier in North America. As of December 31, 2012, we operated a tractor fleet of approximately 15,300 units comprised of 11,300 tractors driven by company drivers and 4,000 owner-operator tractors, a fleet of 52,800 trailers, and 8,700 intermodal containers from 35 major terminals positioned near major freight centers and traffic lanes in the United States and Mexico. During 2012, our tractors covered 1.6 billion miles for shippers throughout North America. 2012 was our most profitable year with record operating revenue of $3.5 billion and operating income of $322 million. We use sophisticated technologies and systems that contribute to asset productivity, operating efficiency, customer satisfaction, and safety. We believe the depth of our fleet capacity, the breadth of our terminal network, our commitment to customer service, and our extensive suite of services provide us and our customers with significant advantages.

Truckload carriers typically transport a full trailer (or container) of freight for a single customer from origin to destination without intermediate sorting and handling. Truckload carriers provide the largest part of the transportation supply chain for most retail and manufactured goods in North America.

Many of our customers are large corporations with extensive operations, geographically distributed locations, and diverse shipping needs. We receive revenue from a broad customer base that includes clients from the retail, discount retail, consumer products, food and beverage, manufacturing, and transportation and logistics industries. We offer the opportunity for “one-stop-shopping” for their truckload transportation needs through our broad spectrum of services and equipment.

In our trucking operations, we principally operate in short-to-medium-haul traffic lanes around our terminals or dedicated customer locations. We concentrate on this length of haul because the majority of domestic truckload freight (as measured by revenue) moves in these lanes and our extensive terminal network affords us marketing, equipment control, supply chain, customer service, and driver retention advantages in local markets. Our relatively short average length of haul also helps reduce competition from railroads and trucking companies that lack a regional presence.

Since 2006, our asset-light intermodal segment has grown rapidly and as of December 31, 2012 represented approximately 10% of our total revenue. The transportation service offerings of our intermodal segment utilize arrangements with most major North American rail carriers to provide intermodal freight solutions for our customers throughout the continental United States and Mexico. In 2010, we re-entered the freight brokerage and logistics services and are currently building a foundation for further expansion in this service offering. Going forward, we intend to continue to expand our revenue from these operations to improve our overall return on invested capital.

Organizational Structure and Corporate History

Swift Transportation Company’s predecessor was founded by Jerry Moyes, along with his father and brother, in 1966 with one truck and taken public on the NASDAQ stock market in 1990.

In April 2007, Mr. Moyes and his wife contributed their ownership of all of the issued and outstanding shares of Interstate Equipment Leasing, Inc. (now Interstate Equipment Leasing, LLC), or IEL, to Swift Corporation in exchange for additional Swift Corporation shares. In May 2007, Mr. Moyes, The Jerry and Vickie Moyes Family Trust dated December 11, 1987, and various Moyes children’s trusts, collectively referred to as the Moyes Affiliates, contributed their shares of Swift Transportation Co., Inc. common stock to Swift Corporation in exchange for additional Swift Corporation shares. Swift Corporation then completed its acquisition of Swift Transportation Co., Inc. through a merger on May 10, 2007, thereby acquiring the remaining outstanding shares of Swift Transportation Co., Inc. common stock, the foregoing sequence of transactions being, collectively, the 2007 Transactions. Upon completion of the 2007 Transactions, Swift Transportation Co., Inc. became a wholly-owned subsidiary of Swift Corporation and at the close of the market on May 10, 2007, the common stock of Swift Transportation ceased trading on NASDAQ.

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

In December 2010 and January 2011, Swift Transportation Company completed its IPO of 79,350,000 shares of its Class A common stock and received proceeds of $829.2 million net of underwriting discounts and commissions and before expenses of such issuance. The proceeds were used, together with the proceeds from our senior secured term loan and from our private placement of senior second priority secured notes, which debt issuances were completed substantially concurrently with the IPO, to (a) repay all amounts outstanding under our previous senior secured credit facility, (b) purchase an aggregate amount of $490.0 million of our prior senior secured fixed-rate notes and $192.6 million of our prior senior secured floating rate notes, (c) pay $66.4 million to our interest rate swap counterparties to terminate the interest rate swap agreements related to our then existing floating rate debt, (d) pay fees and expenses related to the debt issuance and stock offering and (e) pay down our accounts receivable securitization and other indebtedness.

Mr. Moyes holds shares of Class A and Class B common stock directly and indirectly through various Moyes Affiliates, including M Capital Investors, LLC, Cactus Holding Company II, LLC and through various family trusts. On December 15, 2011, Cactus Holding Company II, LLC, an entity controlled by Mr. Moyes, converted 6,553,253 shares of Class B common stock into 6,553,253 shares of Class A common stock on a one-for-one basis. The shares were converted in connection with a pledge of securities to support a personal loan arrangement entered into by Cactus Holding Company II, LLC and relating to Mr. Moyes. Throughout 2012, the Moyes Affiliates converted an additional 1,068,224 shares of Class B common stock to Class A common stock and entered into a Sale and Repurchase Agreement pursuant to which they sold 4,831,878 Class A shares to a counter-party with a full recourse obligation to repurchase the securities at the same price on the fourth anniversary of sale.

As of December 31, 2012, we have 87,055,664 shares of Class A common stock and 52,495,236 shares of Class B common stock outstanding, of which the Moyes Affiliates held 3,069,699 shares of Class A and 52,495,236 shares of Class B common stock.

Available information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on our website at www.swifttrans.com, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. The information contained on our web site is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Industry Background

The U.S. trucking industry is large, fragmented, and highly competitive. We compete with thousands of other truckload carriers, most of which operate fewer than 100 trucks. To a lesser extent, our intermodal and freight brokerage and logistics services operating segments compete with railroads, less-than-truckload carriers, third-party logistics providers, and other transportation companies. The principal means of competition in our industry are service, the ability to provide capacity when and where needed, and price. In times of strong freight demand, service and capacity become increasingly important, and in times of weak freight demand pricing becomes increasingly important. Because most truckload contracts (other than dedicated contracts) do not guarantee truck availability or load levels, pricing is influenced by supply and demand.

Since 2000, our industry has encountered four major economic cycles: (1) the period of industry over-capacity and depressed freight volumes from 2000 through 2001; (2) the economic expansion from 2002 through 2006; (3) the freight slowdown, fuel price spike, economic recession, and credit crisis from 2007 through 2009; and (4) from 2010- present, a moderate recovery where the industry freight data began to show positive trends for both volume and pricing. The slow steady growth is a result of the moderate increases in GDP coupled with a tighter supply of available tractors due to several years of below average truck builds, an increase in truckload fleet bankruptcies in 2009 and 2010, increasing equipment prices due to stringent EPA requirements, less available credit, and driver availability.

Uncertainty remains regarding the extent and timing of the current economic recovery as economic conditions have recently regressed. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change.

In addition to economic cycles, the trucking industry faces other challenges that we believe we are well-positioned to address. First, we believe that the recent regulatory initiatives such as hours-of-service limitations, electric on-board recorders, and the Federal Motor Carrier Safety Administration’s, or FMCSA, Comprehensive Safety Analysis, or CSA, may have the effect of reducing the size of the driver pool. Moreover, new or changing regulatory constraints on drivers may further decrease the utilization of an already shrinking driver pool. As this occurs, we believe our driver development programs, including our driver training schools and nationwide recruiting, will become increasingly advantageous. In addition, we believe that the negative impact of such regulations will be partially mitigated by our average length of haul, regional terminal network, and less mileage-intensive operations, such as intermodal, dedicated, brokerage, and cross-border operations. Further, we are complete with the process of retrofitting our entire tractor fleet with electronic on-board recorders, which we believe can help us more efficiently utilize our drivers’ available hours of service. Second, we believe that significant increases and rapid fluctuations in fuel prices will continue to be a challenge to the industry. We believe we can effectively address these issues through fuel surcharges, effective fuel procurement strategies and network management systems, and further developing our dedicated, intermodal, and brokerage operations. Third, the industry also faces increased prices for new revenue equipment, design changes of new engines, and volatility in the used equipment sales market. We believe that we are well-positioned to effectively address these issues because of our relatively new fleet, trade-back protections, buying power, and in-house nationwide maintenance facilities.

Our Mission and Vision

Our mission is to attract and retain customers by providing best in class transportation solutions and fostering a profitable, disciplined culture of safety, service, and trust. Our vision consists of seven primary themes:

•	we are an efficient and nimble world class service organization that is focused on the customer;

•	we are aligned and working together at all levels to achieve our common goals;

•	our team enjoys our work and co-workers and this enthusiasm resonates both internally and externally;

•	we are on the leading edge of service, always innovating to add value to our customers;

•	our information and resources can be easily adapted to analyze and monitor what is most important in a changing environment;

•	our financial health is improved, generating excess cash flows and growing profitability year-after-year with a culture that is cost-and environmentally-conscious; and

•	we train, build, and develop our employees through perpetual learning opportunities to enhance their skill sets, allowing us to maximize potential of our talented people.

We aspire to achieve the themes of our mission and vision and believe our competitive strengths and the goals we have defined will enable us to attain our desired level of service to customers and results for our shareholders.

Our Competitive Strengths

We believe the following competitive strengths provide a solid platform for pursuing our goals and strategies:

•	North American truckload leader with broad terminal network and a modern fleet. We operate North America’s largest truckload fleet; have 35 major terminals and multiple other locations throughout the United States and Mexico, and offer customers “one-stop-shopping” for a broad spectrum of their truckload transportation needs. Our fleet size offers wide geographic coverage while maintaining the efficiencies associated with significant traffic density within our operating regions. Our terminals are strategically located near key population centers, driver recruiting areas, and cross-border hubs, often in close proximity to our customers. This broad network offers benefits such as in-house maintenance, more frequent equipment inspections, localized driver recruiting, rapid customer response, and personalized marketing efforts. Our size allows us to achieve substantial economies of scale in purchasing items such as tractors, trailers, containers, fuel, and tires where pricing is volume-sensitive. We believe our scale also offers additional benefits in brand awareness and access to capital. Additionally, our modern company tractor fleet, with an average age of 2.6 years for our approximately 8,400 linehaul sleeper units, lowers maintenance and repair expense, aids in driver recruitment and retention, and increases asset utilization as compared with an older fleet.

•	High quality customer service and extensive suite of services. Our intense focus on customer satisfaction has helped us establish a strong platform for cross-selling our other services. Our strong and diversified customer base, ranging from Fortune 500 companies to local shippers, has a wide variety of shipping needs, including general and specialized truckload, imports and exports, regional distribution, high-service dedicated operations, intermodal service, and surge capacity through fleet flexibility and brokerage and logistics operations. We believe customers continue to seek fewer transportation providers that offer a broader range of services to streamline their transportation management functions. We believe the breadth of our services helps diversify our customer base and provides us with a competitive advantage, especially for customers with multiple needs and international shipments.

•	Strong and growing owner-operator business. We supplement our company tractor fleet with owner-operators, who own and operate their own tractors and are responsible for most ownership and operating expenses. We believe that owner-operators provide significant advantages that primarily arise from the entrepreneurial motivation of business ownership. Our owner-operators tend to be more experienced, have lower turnover, have fewer accidents per million miles, and produce higher weekly trucking revenue per tractor than our average company drivers.

•	Leader in driver development and owner-operator opportunities. Historically, driver recruiting and retention have been significant challenges for truckload carriers. To address these challenges, we employ nationwide recruiting efforts through our terminal network, operate four driver training schools with our fifth school opening in January 2013, maintain an active and successful owner-operator development program, provide drivers modern tractors, and promote numerous driver satisfaction policies.

•	Regional operating model. Our short- and medium-haul regional operating model contributes to higher revenue per mile and takes advantage of shipping trends toward regional distribution. We also experience less competition in our short- and medium-haul regional business from railroads. In addition, our regional terminal network allows our drivers to be home more often, which we believe assists with driver retention.

•	Experienced management aligned with corporate success. Our management team has a proven track record of growth and cost control. Management focuses on disciplined execution and financial performance by measuring our progress through a combination of financial metrics. We align management’s priorities with our stockholders’ through equity option awards and an annual performance-based bonus plan.

Our Growth Strategy and Most Important Goals

Our most important goals are to increase our Adjusted EPS, improve our return on net assets and reduce our leverage ratio. To achieve these goals, we have aligned our organization to achieve metrics within its circle of influence that are targeted to continue our revenue growth annually over the next several years, to increase the productivity of our assets and our return on capital, and to continue to improve the efficiency of our processes while maintaining control of our costs:

•	Profitable revenue growth. To increase freight volumes and yield, we intend to further penetrate our existing customer base, cross-sell our services, and pursue new customer opportunities by leveraging our superior customer service and extensive suite of truckload services. In addition, we are further enhancing our sophisticated freight selection management tools to allocate our equipment to more profitable loads and complementary lanes. As freight volumes increase, we intend to prioritize the following areas for growth:

•	Intermodal. Our growing intermodal presence complements our regional operating model and allows us to better serve customers in longer haul lanes and reduce our investment in fixed assets. Since its inception in 2005, we have expanded our intermodal business by growing our fleet to approximately 8,700 containers as of December 31, 2012, and we expect to continue to add intermodal containers each year as our volumes grow. We have favorable intermodal agreements with all major U.S. railroads, which have helped increase our volumes through more competitive pricing. We also expanded our intermodal service with a rail provider to transport goods into and out of Mexico.

•	Dedicated services and private fleet outsourcing. Dedicated contracts often are used by our customers with high-service and high-priority freight, sometimes to replace private fleets previously operated by them. The size and scale of our fleet and terminal network allow us to provide the equipment availability and high service levels required for dedicated contracts. Dedicated operations generally produce higher margins and lower driver turnover than our general truckload operations. We believe these opportunities will increase in times of scarce capacity in the truckload industry.

•	Cross-border Mexico-U.S. freight. The combination of our U.S., cross-border, customs brokerage, and Mexican operations enables us to provide efficient door-to-door service between the United States and Mexico. We believe our sophisticated load security measures, as well as our Department of Homeland Security, or DHS, status as a Customs-Trade Partnership Against Terrorism, or C-TPAT, carrier, allow us to offer more efficient service than most competitors and afford us substantial advantages with major international shippers.

•	Freight brokerage and third-party logistics. We believe we have a substantial opportunity to continue to increase our non-asset based freight brokerage and third-party logistics services. We believe many customers increasingly seek transportation companies that offer both asset-based and non-asset based services to gain additional certainty that safe, secure, and timely truckload service will be available on demand and to reward asset-based carriers for investing in fleet assets. We intend to continue growing our transportation management and freight brokerage capability to build market share with customers, earn marginal revenue on more loads, and preserve our assets for the most attractive lanes and loads.

•	Customer satisfaction. In our pursuit to be best in class, we survey our customers and identify areas where we can accelerate the capture of new freight opportunities, improve our customers’ experience, and profit from enhancing the value our customers receive. Based on the results of the surveys, we focus on areas of improvement such as meeting customer commitments for on-time pick-up and delivery, improving billing accuracy, defining and documenting expectations of new customers, and enhancing responsiveness of our personnel. We believe that improving overall customer satisfaction will create opportunities to grow with our customers and help to cross-sell our entire suite of services.

•	Increase asset productivity and return on capital. Because of our size and operating leverage, even small improvements in our asset productivity and yield can have a significant impact on our operating results. We believe we have a substantial opportunity to improve the productivity and yield of our existing assets through the following measures:

•	maintaining discipline regarding the timing and extent of company tractor fleet growth based on availability of high-quality freight;

•	integrating systems and improving processes to achieve more efficient utilization of our tractors, trailers, and drivers’ available hours of service;

•	increasing company tractor utilization through measures such as equipment pools, relays, and team drivers;

•	increasing the percentage of our trucking capacity provided by owner-operators, who generally produce higher weekly trucking revenue per tractor than our company drivers; and

•	eliminating unproductive assets as necessary, thereby improving our return on capital.

•	Continue to focus on efficiency and cost control. We intend to continue to implement the Lean Six Sigma, accountability, and discipline measures that helped us improve our Adjusted Operating Ratio each year since 2008. We presently have ongoing efforts in the following areas that we expect will yield benefits in future periods:

•	managing the flow of our tractor capacity through our network to balance freight flows and reduce deadhead miles;

•	improving driver and owner-operator satisfaction to improve performance and reduce attrition costs; and

•	reducing waste in shop methods and procedures and in other administrative processes.

•	Pursue selected acquisitions. In addition to expanding our company tractor fleet through organic growth, and to take advantage of opportunities to add complementary operations, we expect to pursue selected acquisitions. We operate in a highly fragmented and consolidating industry where we believe the size and scope of our operations afford us significant competitive advantages. Acquisitions can provide us an opportunity to expand our fleet with customer revenue and drivers already in place. In our history, we have completed 12 acquisitions, most of which were immediately integrated into our existing business. Given our size in relation to most competitors, we expect most future acquisitions to be integrated quickly.

We believe that by achieving profitable revenue growth, improved asset utilization and cost control, we will be able to grow our Adjusted EPS and our return on net assets while generating free cash flow to repay debt and reduce our leverage ratio. These goals are in part dependent on continued improvement in industry-wide truckload volumes and pricing. Although we expect the economic environment and capacity constraints in our industry to support achievement of our goals, we have limited ability to affect industry volumes and pricing and cannot assure you that this environment will continue. Nevertheless, we believe our competitive strengths and the current supply and demand environment in the truckload industry are aligned to support the achievement of our goals through the strategies outlined above.

Our Reportable Segments and Operations

We strive to provide what we believe are timely, efficient, safe, and cost effective transportation solutions that help our customers better manage their transportation needs. In anticipation that our intermodal service offering would eventually constitute a reportable segment in accordance with U.S. GAAP, we re-evaluated our management reporting structure, which resulted in separating the business into three reportable segments. Our three reportable operating segments consist of Truckload, Dedicated and Intermodal:

•	Truckload. Our truckload segment consists of one-way movements over irregular routes throughout the United States, Mexico and Canada. This service utilizes both company and owner-operator tractors with dry van, flatbed, as well as specialized trailing equipment. Our growing cross-border, Mexico truckload business includes service through Trans-Mex, our wholly-owned subsidiary, which is one of the largest trucking companies in Mexico. Our Mexican operations primarily haul through commercial border crossings from Laredo, Texas westward to California. Through Trans-Mex, we can move freight efficiently across the U.S.-Mexico border, and our integrated systems allow customers to track their goods from origin to destination. Our revenue from Mexican operations was approximately $82 million, $76 million, and $68 million for the years ended December 31, 2012, 2011, and 2010, respectively, in each case prior to intersegment eliminations. As of December 31, 2012 and 2011, the total U.S. dollar book value of our Mexico operations long-lived assets was approximately $51 million and $53 million, respectively.

•	Dedicated. Through our dedicated segment, we devote use of equipment and offer tailored solutions under long-term contracts. Dedicated service allows us to provide tailored solutions to meet specific customer needs. Our dedicated operations use our terminal network, operating systems, and for-hire freight volumes to source backhaul opportunities to improve our asset utilization and reduce deadhead miles. In our dedicated operations, we typically provide transportation professionals on-site at each customer’s facilities and have a centralized team of transportation engineers to design transportation solutions to support private fleet conversions and/or develop optimal solutions customers’ transportation requirements.

•	Intermodal. Our intermodal segment includes revenue generated by moving freight over the rail in our containers or other trailing equipment, combined with revenue for drayage to transport loads between the railheads and customer locations and requires lower tractor investment than general truckload service, making it one of our less asset-intensive businesses. We offer these products to and from 59 active rail ramps located across the United States and Canada. We operate our own drayage fleet and have contracts with over 200 drayage operators across North America.

•	Other businesses. Our other nonreportable segments are comprised of our freight brokerage and logistics management services, IEL, insurance and shops. Through our freight brokerage and logistics management services, we offer our transportation management expertise and/or arrange for other trucking companies to haul freight that does not fit our network, earning us a revenue share with little capital investment. Our freight brokerage and logistics management services enable us to offer capacity to meet seasonal demands and surges. In addition to the services referenced above, our services include providing tractor leasing arrangements through IEL to owner-operators, underwriting insurance through our captive insurance companies, and providing repair services through our maintenance and repair shops to owner-operators and other third parties.

The following table sets forth, for the periods indicated, revenue by reportable segment expressed as a percentage of total operating revenue:

	Approximate Percentage of Total Operating Revenue
	2012	2011	2010
Truckload	65%	70%	71%
Dedicated	21	19	18
Intermodal	10	7	7

Subtotal	96	96	96
Nonreportable segments	6	6	5
Intersegment eliminations	(2)	(2)	(1)

Consolidated operating revenue	100%	100%	100%

Additional information regarding our reportable segments is provided in Management’s Discussion and Analysis and the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 28. Segment Information.”

Customers and Marketing

Customer satisfaction is an important priority for us, which is demonstrated by the numerous “carrier of the year” or similar awards we received from customers over the past several years. Such achievements have helped us maintain a large and stable customer base featuring Fortune 500 and other leading companies from a number of different industries. The principal types of freight we transport include discount and other retail merchandise, perishable and non-perishable food, beverages and beverage containers, paper and packaging products, consumer non-durable products, manufactured goods, automotive goods, and building materials. Consistent with industry practice, our typical customer contracts (other than dedicated contracts) do not guarantee shipment volumes by our customers or truck availability by us. This affords us and our customers some flexibility to negotiate rates up or down in response to changes in freight demand and industry-wide truck capacity. We believe our fleet capacity, terminal network, customer service, and breadth of services offer a competitive advantage to major shippers, particularly in times of rising freight volumes when shippers must access capacity quickly across multiple facilities and regions.

We concentrate our marketing efforts on expanding the amount of service we provide to existing customers, as well as on establishing new customers with shipment needs that complement our terminal network and existing routes. At December 31, 2012, we had a sales staff of approximately 50 individuals across the United States and Mexico, who work closely with senior management to establish and expand accounts.

For the years ended December 31, 2012, 2011, and 2010, respectively, our top 25 customers generated approximately 52%, 50%, and 52% of our total revenue, and our top 200 customers accounted for approximately 85%, 86%, and 87% of our total revenue. Wal-Mart and its subsidiaries, our largest customer, and a customer we have had for over 20 years, accounted for approximately 12%, 11%, and 10% of our operating revenue for the years ended December 31, 2012, 2011, and 2010, respectively. No other customer accounted for more than 10% of our operating revenue during any of the three years ended December 31, 2012, 2011, or 2010.

Revenue Equipment

We operate a modern company tractor fleet to help attract and retain drivers, promote safe operations, and reduce maintenance and repair costs. We believe our modern fleet offers at least four key advantages over competitors with older fleets. First, newer tractors typically have lower operating costs. Second, newer tractors require fewer repairs and are available for dispatch more of the time. Third, newer tractors typically are more attractive to drivers. Fourth, we believe many competitors that allowed their fleets to age excessively will face a deferred capital expenditure spike accompanied by difficulty in replacing their tractors because new tractor prices have increased, the value received for the old tractors will be low, and financing sources have diminished. According to ACT Research, the average age of Class 8 trucks on the road is 6.6 years, whereas the average age of our fleet is 3.2 years. The following table shows the type and age of our owned and leased tractors and trailers as of December 31, 2012:

Model Year	Tractors(1)	Trailers
2013	2,650	3,842
2012	2,196	3,024
2011	861	3,203
2010	737	110
2009	2,689	4,274
2008	1,344	1,811
2007	124	16
2006	153	5,393
2005	210	1,567
2004	88	1,073
2003	69	2,857
2002 and prior	154	25,671

Total	11,275	52,841

(1)	Excludes 3,956 owner-operator tractors.

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

We invest in sophisticated technologies and systems that allow us to increase the utilization of our assets and our operating efficiency, improve customer satisfaction, and communicate critical information to our drivers. In virtually all of our trucks, we have installed Qualcommtm onboard, two-way satellite communication systems. This communication system links drivers to regional terminals and corporate headquarters, allowing us to alter routes rapidly in response to customer requirements and weather conditions and to eliminate the need for driver detours to report problems or delays. This system allows drivers to inform dispatchers and driver leaders of the status of routing, loading and unloading, or the need for emergency repairs. We believe our customers, our drivers, and our company benefit from this investment through service-oriented items such as on-time deliveries, continuous tracking of loads, updating of customer commitments, rapid in-cab communication of routing, fueling, and delivery instructions, and our integrated service offerings that support a paperless, electronic environment from tender of loads to collection of accounts. In the first half of 2012 we completed the upgrade of our entire fleet with the Qualcomm MCP-200, which provides additional benefits such as electronic, on-board recorders, text-to-voice messaging, and turn-by-turn directions designed specifically for our industry, and video streaming to enhance communications with our drivers. Based on our initial testing we have found that the link between the electronic, on-board recorders and our planning systems have afforded us additional productivity as we are able to more efficiently plan and dispatch our drivers to utilize more of their available driving hours. In addition, other features of the device, such as, text-to-messaging and turn-by-turn directions, have also helped to improve productivity, safety and driver satisfaction. We reduce costs through programs that manage equipment maintenance, select fuel purchasing locations in our nationwide network of terminals and approved truck stops, and inform us of inefficient or undesirable driving behaviors that are monitored and reported through electronic engine sensors. We believe our technologies and systems are superior to those employed by most of our smaller competitors.

Our trailers and containers are equipped with Qualcommtm trailer-tracking devices, which allow us, via satellite, to monitor locations of empty and loaded equipment, as well as to receive notification if a unit is moved outside of the electronic geofence encasing each piece of equipment. This enables us to more efficiently utilize equipment, by identifying unused units, and enhances our ability to charge for units detained by customers. This technology has enabled us to reduce theft as well as to locate units hijacked with merchandise on board.

Employees

The strength of our company is our people, working together with a common goal. As of December 31, 2012, we employed approximately 17,600 employees, of whom approximately 13,500 were drivers (including driver trainees), 1,500 were technicians and other equipment maintenance personnel, and the balance were support personnel, such as corporate managers and sales and administrative personnel. As of December 31, 2012, our 770 Trans-Mex drivers were our only employees represented by a union.

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

Company drivers

All of our drivers must meet or exceed specific guidelines relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug and alcohol testing. Upon being hired, drivers are to be trained in our policies and operations, safety techniques, and fuel-efficient operation of the equipment. All new drivers must pass a safety test and have a current Commercial Driver’s License, or CDL. In addition, we have ongoing driver efficiency and safety programs to ensure that our drivers comply with our safety procedures.

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

In order to attract and retain qualified drivers and promote safe operations, we purchase high quality tractors equipped with optional comfort and safety features, such as air ride suspension, air conditioning, high quality interiors, power steering, engine brakes, and raised-roof double-sleeper cabs. We base our drivers at terminals and monitor each driver’s location on our computer system. We use this information to schedule the routing for our drivers so they can return home regularly. The majority of company drivers are compensated based on dispatched miles, loading/unloading, and number of stops or deliveries, plus bonuses. The driver’s base pay per mile increases with the driver’s length of experience, as augmented by the ranking system described below. Drivers employed by us are eligible to participate in company-sponsored health, life, and dental insurance plans and are eligible to participate in our 401(k) plan and employee stock purchase plan, in each case, subject to customary enrollment terms.

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

Owner-Operators

In addition to the company drivers we employ, we enter into contracts with owner-operators. Owner-operators operate their own tractors (although some employ drivers they hire) and provide their services to us under contractual arrangements. They are responsible for most ownership and operating expenses and are compensated by us primarily on a rate per mile basis. By operating safely and productively, owner-operators can improve their own profitability and ours. We believe that our owner-operator fleet provides significant advantages that primarily arise from the motivation of business ownership. Owner-operators tend to be more experienced, produce more miles-per-truck per-week, and have fewer accidents-per-million miles than average company drivers, thus providing better profitability and financial returns. As of December 31, 2012, owner-operators comprised approximately 26% of our total fleet, as measured by tractor count.

We provide tractor financing to independent owner-operators through our subsidiary, IEL. IEL generally leases premium equipment from the original equipment manufacturers and subleases the equipment to owner-operators. The owner-operators are qualified based on their driving and safety records. In our experience, we have lower turnover among owner-operators who obtain their financing through IEL than with our other owner-operators and our company drivers. In the event of default, IEL has the option to re-take possession of the tractor and sublease it to a replacement owner-operator.

Additional services offered to some owner-operators include insurance, maintenance, and fuel pass-throughs. Through our captive insurance subsidiary, Mohave Transportation Insurance Company, or Mohave, we offer owner-operators occupational-accident, physical damage, and other types of insurance. Owner-operators may also procure maintenance services at our in-house shops and fuel at our terminals. We provide these services conveniently at competitive and attractive prices to our owner-operators, which also enable us to earn additional revenue and margin.

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

We insure certain casualty risks through our wholly-owned captive insurance company, Mohave. In addition to insuring a proportionate share of our corporate casualty risk, Mohave provides insurance coverage to certain of our and our affiliated companies’ owner-operators in exchange for insurance premiums paid to Mohave by the owner-operators. In February 2010, we initiated operations of a second captive insurance subsidiary, Red Rock Risk Retention Group, Inc., or Red Rock. Red Rock and Mohave each insured a share of our automobile liability risk.

While under dispatch and our operating authority, our owner-operators are covered by our liability coverage and self-insurance retentions. However, each is responsible for physical damage to his or her own equipment, occupational accident coverage, liability exposure while the truck is used for non-company purposes, and, in the case of fleet operators, any applicable workers’ compensation requirements for their employees.

We regulate the speed of our company tractors to a maximum of 62 miles per hour and have adopted a speed limit of 68 miles per hour for owner-operator tractors through their contractual terms with us. These adopted speed limits are below the limits established by statute in many states. We believe our adopted speed limits for company drivers reduce the frequency and severity of accidents, enhance fuel efficiency, and reduce maintenance expense, when compared to operating without our imposed speed limits. Substantially all of our company tractors are equipped with electronically-controlled engines that are set to limit the speed of the vehicle.

Fuel

We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies and reduce our fuel costs. In 2012, we purchased 17.0% of our fuel in bulk at 35 Swift and dedicated customer locations across the United States and Mexico and substantially all of the rest of our fuel through a network of retail truck stops with which we have negotiated volume purchasing discounts. The volumes we purchase at terminals and through the fuel network vary based on procurement costs and other factors. We seek to reduce our fuel costs by routing our drivers to truck stops when fuel prices at such stops are cheaper than the bulk rate paid for fuel at our terminals. We store fuel in underground storage tanks at four of our bulk fueling terminals and in above-ground storage tanks at our other bulk fueling terminals. We believe that we are in substantial compliance with applicable environmental laws and regulations relating to the storage and dispensing of fuel.

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

Seasonality

In the transportation industry, results of operations generally show a seasonal pattern. As customers ramp up for the holiday season at year-end, the late third and fourth quarters have historically been our strongest volume quarters. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter for us than the other three quarters. In 2010, the increase in volumes in the third and fourth quarters was muted as a result of the sharp increase in demand in the second quarter of 2010 following the deep recession of 2008 and 2009. In 2012 and 2011 as we have seen in recent years, the macro consumer buying patterns combined with shippers’ supply chain management, which historically contributed to the fourth quarter “peak” season, continued to evolve. As a result, our fourth quarter 2012 and 2011 volumes were more evenly disbursed throughout the quarter rather than peaking early in the quarter. In the Eastern and Midwestern United States, and to a lesser extent in the Western United States, during the winter season, our equipment utilization typically declines and our operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather conditions can cause higher accident frequency, increased claims, and more equipment repairs. Our revenue also may be affected by bad weather and holidays as a result of curtailed operations or vacation shutdowns, because our revenue is directly related to available working days of shippers. From time to time, we also suffer short-term impacts from weather-related events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could harm our results of operations or make our results of operations more volatile.

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

In 2010, CSA introduced a new enforcement and compliance model that will rank both fleets and individual drivers on seven categories of safety-related data and will eventually replace the current Safety Status measurement system, or SafeStat. The seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories, or BASICs, include Unsafe Driving, Fatigued Driving (Hours-of-Service), Driver Fitness, Controlled Substances/Alcohol, Vehicle Maintenance, Cargo-Related, and Crash Indicator. In 2012, CSA modified several BASICs categories by moving certain violations previously classified within the Cargo-Related category to the Vehicle Maintenance category and simultaneously renamed the Cargo-Related category to Hazardous Materials (“HM”) Compliance category, which identifies hazardous material related safety and compliance problems. The new measurements expand the current methodology for determining a carrier’s DOT safety rating. There is currently no proposed rulemaking with respect to BASICs. Delays already have taken place in the implementation and effective dates. Despite these delays, certain BASICs information has been published and made available to carriers and the public. Based on these publically disclosed results, our CSA rankings score us in the acceptable level in these safety-related categories, although these scores are preliminary and are subject to change by FMCSA.

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

On July 6, 2012, Congress passed into law the Moving Ahead for Progress in the 21st Century bill. Included in the new highway bill is a provision that mandates electronic logging devices (ELD) in commercial motor vehicles (CMV). The provision tasks the DOT with issuing regulations to require the use of ELDs for the purpose of recording hours-of-service in CMVs. During 2012, the FMCSA published a Supplemental Notice of Proposed Rulemaking announcing its plan to proceed with the Electronic On-Board Recorders and Hours of Service Supporting Documents rulemaking. As noted under the heading “Revenue Equipment” above, we have already installed new Qualcomm units in our tractors, which include electronic, on-board recorders, in conjunction with our efforts to improve efficiency and communications with drivers and owner-operators.

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

On November 14, 2011, the NHTSA and the EPA finalized regulations that regulate fuel efficiency and greenhouse gas emissions beginning in 2014 through 2018. The state of California has adopted its own regulations, including requiring new performance requirements for diesel trucks, with targets to be met between 2011 and 2023, implementing its own trailer regulations, which require all 53-foot or longer box-type trailers (dry vans and refrigerated vans) that operate at least some of the time in California (no matter where they are registered) to meet specific aerodynamic efficiency requirements when operating in California and requiring operators to register California-based refrigerated trailers with the California Air Regulations Board. Additionally, beginning January 1, 2010, 2011 model year and newer 53-foot or longer box-type trailers subject to the California regulations were required to be either SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved, aerodynamic technologies. Beginning December 31, 2012, pre-2011 model year 53-foot or longer box-type trailers (with the exception of certain 2003 to 2008 refrigerated van trailers) must meet the same requirements as 2011 model year and newer trailers or have prepared and submitted a compliance plan, based on fleet size, that allows them to phase in their compliance over time. Compliance requirements for 2003 to 2008 refrigerated van trailers will be phased in between 2017 and 2019. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals, including certain states and municipalities which continue to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions.

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

In addition, events outside our control, such as strikes or other work stoppages at our facilities or at customer, port, border, or other shipping locations, or actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements could lead to reduced economic demand, reduced availability of credit, or temporary closing of shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

We operate in the highly competitive and fragmented truckload industry, and our business and results of operations may suffer if we are unable to adequately address downward pricing and other competitive pressures.

Our operating segments compete with many truckload carriers and, to a lesser extent, with less-than-truckload carriers, railroads, and third-party logistics, brokerage, freight forwarding, and other transportation companies. Additionally, some of our customers may utilize their own private fleets rather than outsourcing loads to us. Some of our competitors may have greater access to equipment, a wider range of services, greater capital resources, less indebtedness, or other competitive advantages. Numerous competitive factors could impair our ability to maintain or improve our profitability. These factors include the following:

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

For the year ended December 31, 2012, our top 25 customers, based on revenue, accounted for approximately 52% of our revenue; our top 10 customers, approximately 38% of our revenue; our top 5 customers, approximately 28% of our revenue; and our largest customer, Wal-Mart and its subsidiaries, accounted for approximately 12% of our revenue. A substantial portion of our freight is from customers in the retail and discount retail sales industries. As such, our volumes are largely dependent on consumer spending and retail sales and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration.

Economic conditions and capital markets may adversely affect our customers and their ability to remain solvent. Our customers’ financial difficulties can negatively impact our results of operations and financial condition if they were to delay or default on their payments to us. Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot assure you that our customer relationships will continue as presently in effect. Our dedicated segment is generally subject to longer term written contracts than our truckload segment business; however, certain of these contracts contain cancellation clauses and there is no assurance any of our customers, including our dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. A reduction in or termination of our services by one or more of our major customers, including our dedicated segment customers, could have a material adverse effect on our business and operating results.

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

A depressed market for used equipment could require us to trade our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements. Used equipment prices are subject to substantial fluctuations based on freight demand, supply of used trucks, and availability of financing, the presence of buyers for export to countries such as Russia and Brazil, and commodity prices for scrap metal. We took impairment charges related to the value of certain tractors and trailers in 2010. If there is another deterioration of resale prices, it could have a material adverse effect on our business and operating results. Trades at depressed values and decreases in proceeds under equipment disposals and impairments of the carrying values of our revenue equipment could adversely affect our results of operations and financial condition.

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

We operate in the United States throughout the 48 contiguous states pursuant to operating authority granted by the DOT, in Mexico pursuant to operating authority granted by Secretarìa de Communiciones y Transportes, and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces. Our company drivers and owner-operators also must comply with the safety and fitness regulations of DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight, aerodynamics and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, and other matters affecting safety or operating methods. The Regulation subsection in Item 1 of Part 1 of this Form 10-K describes several proposed and pending regulations that may have a material adverse effect on our operations and profitability.

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

Like many truckload carriers, from time to time we have experienced difficulty in attracting and retaining sufficient numbers of qualified drivers, including owner-operators and such shortages may recur in the future. Recent driver shortages have resulted in increased hiring expenses, including recruiting and advertising. Because of the intense competition for drivers, we may face difficulty maintaining or increasing our number of drivers. The compensation we offer our drivers and contracted rates paid to our owner-operators are subject to market conditions and we have recently increased and may in future periods increase driver compensation and owner-operator contracted rates, which will be more likely to the extent that economic conditions improve. In addition, like most in our industry, we suffer from a high turnover rate of drivers, especially in the first 90 days of employment. Our high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to attract and retain a sufficient number of drivers, we could be required to adjust our compensation packages, or operate with fewer trucks and face difficulty meeting shipper demands, all of which could adversely affect our profitability and ability to maintain our size or grow.

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

Insuring risk through our captive insurance companies could adversely impact our operations.

We insure a significant portion of our risk through our captive insurance companies, Mohave and Red Rock. In addition to insuring portions of our own risk, Mohave insures certain owner-operators in exchange for an insurance premium paid by the owner-operator to Mohave. As a risk retention group, Red Rock must insure at least two operating companies; accordingly, Red Rock insures us and Central Refrigerated Service, Inc. (“Central Refrigerated”), a company of which Jerry Moyes and certain of his affiliates are the ultimate owners, for a portion of its auto liability claims. The insurance and reinsurance markets are subject to market pressures. Our captive insurance companies’ abilities or needs to access the reinsurance markets may involve the retention of additional risk, which could expose us to volatility in claims expenses. Additionally, an increase in the number or severity of claims for which we insure could adversely impact our results of operations.

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

Our captive insurance companies are subject to substantial government regulation.

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

We, through IEL, provide financing to certain of our owner-operators purchasing tractors from us. If we are unable to provide such financing in the future, due to liquidity constraints or other restrictions, we may experience a decrease in the number of owner-operators available to us. Further, if owner-operators operating the tractors we finance default under or otherwise terminate the financing arrangement and we are unable to find a replacement owner-operator, we may incur losses on amounts owed to us with respect to the tractor in addition to any losses we may incur as a result of idling the tractor.

During times of increased economic activity, we face heightened competition for owner-operators from other carriers. If we cannot continue to attract sufficient owner-operators, or it becomes economically difficult for owner-operators to survive, we may not achieve our goal of increasing the percentage of our capacity contracted out to owner-operators.

Pursuant to the owner-operator fuel reimbursement program, we absorb all increases in fuel costs above a certain level to help our owner-operators offset additional increases in fuel prices. A significant increase or rapid fluctuation in fuel prices could significantly increase our purchased transportation costs due to reimbursement rates under our fuel reimbursement program becoming higher than the benefits to us under our fuel surcharge programs with our customers.

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

Tax and other regulatory authorities have in the past sought to assert that owner-operators in the trucking industry are employees rather than independent contractors. Proposed federal legislation would make it easier for tax and other authorities to reclassify independent contractors as employees. Proposed legislation introduced in April 2010 would, among other things, increase the recordkeeping requirements for companies that engage independent contractors and heighten the penalties of employers who misclassify individuals and are found to have violated overtime and/or wage requirements. Additionally, proposed legislation introduced in 2009 would abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized industry practice. This legislation also is currently being considered by committees in both the House and the Senate. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of owner-operators as employees would help states with this initiative. Further, class actions and other lawsuits have been filed against us and others in our industry seeking to reclassify owner-operators as employees for a variety of purposes, including workers’ compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If our owner-operators are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including possibly for prior periods, as well as potential liability for employee benefits and tax withholdings.

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

We engage in multiple transactions with related parties. These transactions include providing and receiving freight services and facility leases with entities owned by Mr. Moyes and certain members of his family and the provision of air transportation services from an entity owned by Mr. Moyes and certain members of his family. Because certain entities controlled by Mr. Moyes and certain members of his family operate in the transportation industry, Mr. Moyes’ ownership may create conflicts of interest or require judgments that are disadvantageous to our stockholders in the event we compete for the same freight or other business opportunities. As a result, Mr. Moyes may have interests that conflict with our stockholders. We have adopted a policy relating to prior approval of related party transactions and our amended and restated certificate of incorporation contains provisions that specifically relate to prior approval for transactions with Mr. Moyes, the Moyes Affiliates, and any Moyes affiliated entities. However, we cannot assure you that the policy or these provisions will be successful in eliminating conflicts of interests.

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

Pursuant to our securities trading policy, our board of directors have limited the right of employees or directors, including Mr. Moyes and the Moyes Affiliates, to pledge more than 20% of their family holdings to secure loans. In July 2011 and December 2011, Cactus Holding Company II, LLC, an entity controlled by Mr. Moyes, pledged 12,023,343 shares of Class B common stock as collateral for personal loan arrangements entered into by Cactus Holding Company II, LLC and relating to Mr. Moyes. In connection with the December 2011 loan and pledge of Class B shares as collateral, Cactus Holding Company II, LLC converted 6,553,253 of the 12,023,343 pledged shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Throughout 2012, the Moyes Affiliates converted an additional 1,068,224 shares of Class B common stock to Class A common stock and sold 4,831,878 of these pledged Class A shares to a counter-party pursuant to a Sale and Repurchase Agreement with a full recourse obligation to repurchase the securities at the same price on the fourth anniversary of sale. These pledges could cause Mr. Moyes’ interest to conflict with the interests of our other stockholders and could result in the future sale of such shares. Such sales could adversely affect the trading price or otherwise disrupt the market for our Class A common stock.

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

In addition to being our Chief Executive Officer and principal stockholder, Mr. Moyes is the principal stakeholder of, and serves as chairman of the board of directors of Central Refrigerated, a temperature controlled truckload carrier, SME Industries, Inc., a steel erection and fabrication company, Southwest Premier Properties, L.L.C. a real estate management company, and is involved in other business endeavors in a variety of industries and has made substantial real estate investments. Although Mr. Moyes devotes the substantial majority of his time to his role as Chief Executive Officer of Swift, the breadth of Mr. Moyes’ other interests may place competing demands on his time and attention.

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

We are dependent on computer and communications systems; and a systems failure or data breach could cause a significant disruption to our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain our computer system at our Phoenix, Arizona headquarters, along with computer equipment at each of our terminals. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, natural disasters, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, data breaches (including cyber-attacks or cyber intrusions over the Internet, malware and the like) and other events generally beyond our control. Although we attempt to reduce the risk of disruption to our business operations should a disaster occur through redundant computer systems and networks and backup systems from an alternative location in Phoenix, this alternative location is subject to some of the same interruptions as may affect our Phoenix headquarters. In the event of a significant system failure, our business could experience significant disruption, which could impact our results of operations.

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

Our tractor productivity decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments after the winter holiday season. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and higher equipment repair expenditures. We also may suffer from weather-related or other events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, damage or destroy our assets, or adversely affect the business or financial condition of our customers, any of which could harm our results or make our results more volatile.

Our total assets include goodwill and other indefinite-lived intangibles. If we determine that these items have become impaired in the future, net income could be materially and adversely affected.

As of December 31, 2012, we had recorded goodwill of $253.3 million and certain indefinite-lived intangible assets of $181.0 million primarily as a result of the 2007 Transactions. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In accordance with Financial Accounting Standards Board Accounting Standards Codification, ASC Topic 350, “Intangibles—Goodwill and Other,” or ASC Topic 350, we test goodwill and indefinite-lived intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Any excess in carrying value over the estimated fair value is charged to our results of operations. Our evaluations in 2012, 2011 and 2010 produced no indication of impairment of our goodwill or indefinite-lived intangible assets. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

As of December 31, 2012, we have approximately 87 million outstanding shares of Class A common stock, assuming no exercise of options outstanding as of the date of this report and approximately 53 million outstanding shares of Class B common stock, which are convertible into an equal number of shares of Class A common stock. All of the Class A shares are freely tradable, except that any shares owned by “affiliates” (as that term is defined in Rule 144 under the Securities Act), only may be sold in compliance with the limitations described in Rule 144 under the Securities Act.

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

In addition, we have an aggregate of nearly 12 million shares and 2 million shares of Class A common stock reserved for issuances under our 2007 Omnibus Incentive Plan and our 2012 Employee Stock Purchase Plan, respectively. Issuances of Class A common stock to our directors, executive officers, and employees pursuant to the exercise of stock options under our employee benefits arrangements or purchases by our executive officers and employees through our employee stock purchase plan will dilute your interest in us.

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

During the recent recession there was instability in the credit markets. If the credit markets weaken, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases. If the credit markets erode, we may not be able to access our current sources of credit and our lenders may not have the capital to fund those sources. We may need to incur additional indebtedness or issue debt or equity securities in the future to refinance existing debt, fund working capital requirements, make investments, or for general corporate purposes. Contractions in the credit market, as well as other economic trends in the credit market, may impair our ability to secure financing for future activities on satisfactory terms, or at all.

In addition, the indentures for our senior second priority secured notes provide that we may only incur additional indebtedness if, after giving effect to the new incurrence, we meet a minimum fixed charge coverage ratio of 2.00:1.00 or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350 million at any one time outstanding. As of December 31, 2012, we had a fixed charge coverage ratio in excess of 4.00:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing credit arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through allowed additional indebtedness and operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures.

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

As of December 31, 2012, our total indebtedness outstanding was $1.6 billion. Our high degree of leverage could have important consequences, including:

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

Our Chief Executive Officer, Mr. Moyes, and the Moyes Affiliates beneficially own approximately 40% of our outstanding common stock. Mr. Moyes and the Moyes Affiliates beneficially own 100% of our Class B common stock and approximately 4% of our Class A common stock. On all matters with respect to which our stockholders have a right to vote, including the election of directors, the holders of our Class A common stock are entitled to one vote per share, and the holders of our Class B common stock are entitled to two votes per share. All outstanding shares of Class B common stock are owned by Mr. Moyes and the Moyes Affiliates and are convertible to Class A common stock on a one-for-one basis at the election of the holders thereof or automatically upon transfer to someone other than Mr. Moyes and the Moyes Affiliates. This voting structure gives Mr. Moyes and the Moyes Affiliates approximately 56% of the voting power of all of our outstanding stock. Furthermore, due to our dual class structure, Mr. Moyes and the Moyes Affiliates are able to control all matters submitted to our stockholders for approval even though they own less than 50% of the total outstanding shares of our common stock. This significant concentration of share ownership may adversely affect the trading price for our Class A common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders can exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations, or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions. Upon the occurrence of an event of default under our senior secured credit facility (including with respect to our maintenance of financial ratios thereunder), the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders would cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. If the lenders under our senior secured credit facility were to accelerate the repayment of borrowings, we might not have sufficient assets to repay all amounts borrowed thereunder as well as our senior second priority secured notes. In addition, our 2011 receivables sale agreement (“RSA”) includes certain restrictive covenants and cross default provisions with respect to our senior secured credit facility and the indentures governing our senior second priority secured notes. Failure to comply with these covenants and provisions may jeopardize our ability to continue to sell receivables under the facility and could negatively impact our liquidity.

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

We have terminals throughout the continental United States and Mexico. A terminal may include customer service, marketing, fuel, and repair facilities. We also operate driver training schools in Phoenix, Arizona and several other cities. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet our current needs. From time to time, we may invest in additional facilities to meet the needs of our business as we pursue additional growth. The following table provides information regarding our 35 major terminals in the United States and Mexico, as well as our driving academies and certain other locations:

Location	Owned or Leased	Description of Activities at Location
Western region
Arizona — Phoenix	Owned	Customer Service, Marketing, Administration, Fuel, Repair, Driver Training School
California — Fontana	Owned	Customer Service, Marketing, Fuel
California — Lathrop	Owned	Customer Service, Marketing, Fuel, Repair
California — Mira Loma (Jurupa Valley)	Owned	Fuel, Repair
California — Otay Mesa	Owned	Customer Service, Repair
California — Wilmington	Owned	Fuel, Repair
California — Willows	Owned	Customer Service, Fuel, Repair
Colorado — Denver	Owned	Customer Service, Marketing, Fuel, Repair
Idaho — Lewiston	Owned/Leased	Customer Service, Marketing, Fuel, Repair, Driver Training School
Nevada — Sparks	Owned	Customer Service, Fuel, Repair
New Mexico — Albuquerque	Owned	Customer Service, Fuel, Repair
Oklahoma — Oklahoma City	Owned	Customer Service, Marketing, Fuel, Repair
Oregon — Troutdale	Owned	Customer Service, Marketing, Fuel, Repair
Texas — El Paso	Owned	Customer Service, Marketing, Fuel, Repair
Texas — Houston	Leased	Customer Service, Repair, Fuel
Texas — Lancaster	Owned	Customer Service, Marketing, Fuel, Repair
Texas — Laredo	Owned	Customer Service, Marketing, Fuel, Repair
Texas — Corsicana	Owned	Driver Training School
Utah — Salt Lake City	Owned	Customer Service, Marketing, Fuel, Repair
Washington — Sumner	Owned	Customer Service, Marketing, Fuel, Repair
Eastern region
Florida — Ocala	Owned	Customer Service, Marketing, Fuel, Repair
Georgia — Decatur	Owned	Customer Service, Marketing, Fuel, Repair
Illinois — Manteno	Owned	Customer Service, Fuel, Repair
Indiana — Gary	Owned	Customer Service, Fuel, Repair
Kansas — Edwardsville	Owned	Customer Service, Marketing, Fuel, Repair
Michigan — New Boston	Owned	Customer Service, Marketing, Fuel, Repair
Minnesota — Inver Grove Heights	Owned	Customer Service, Marketing, Fuel, Repair
New York — Syracuse	Owned	Customer Service, Marketing, Fuel, Repair
Ohio — Columbus	Owned	Customer Service, Marketing, Fuel, Repair

Location	Owned or Leased	Description of Activities at Location
South Carolina — Greer	Owned	Customer Service, Marketing, Fuel, Repair
Tennessee — Memphis	Owned	Customer Service, Marketing, Fuel, Repair
Tennessee — Millington	Leased	Driver Training School
Virginia — Richmond	Owned	Customer Service, Marketing, Fuel, Repair, Driver Training School
Wisconsin — Town of Menasha	Owned	Customer Service, Marketing, Fuel, Repair
Mexico
Tamaulipas — Nuevo Laredo	Owned	Customer Service, Marketing, Fuel, Repair
Sonora — Nogales	Owned	Customer Service, Repair
Nuevo Leon — Monterrey	Owned	Customer Service, Administration
State of Mexico— Mexico City	Leased	Customer Service, Administration

In addition to the facilities listed above, we own parcels of vacant land as well as several non-operating facilities in various locations around the United States, and we maintain various drop yards throughout the United States and Mexico. As of December 31, 2012, our aggregate monthly rent for all leased properties was approximately $363 thousand with varying terms expiring through February 2017. Substantially all of our owned properties are, encumbered by mortgages or deeds of trust securing our senior secured credit facility and our senior second priority secured notes.

Item 3. Legal Proceedings

We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Information about our legal proceedings is included in Note 15 of the notes to the consolidated financial statements, included in Part II, Item 8, in this Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on the New York Stock Exchange or “NYSE” under the symbol “SWFT”. The following table sets forth the high and low sale prices per share of our Class A common stock as reported on the NYSE for the periods indicated.

	High	Low
Year Ended December 31, 2012
First quarter	$12.82	$8.45
Second quarter	$12.06	$8.80
Third quarter	$9.79	$7.47
Fourth quarter	$9.99	$7.86
Year Ended December 31, 2011
First quarter	$15.57	$12.14
Second quarter	$15.29	$11.58
Third quarter	$14.36	$5.99
Fourth quarter	$9.74	$5.39

On December 31, 2012, there were six holders of record of our Class A common stock and 12 holders of record of our Class B common stock.

There is currently no established trading market for our Class B common stock. As of February 26, 2013, all of our Class B common stock was owned by Mr. Moyes and the Moyes Affiliates, of which 23.8 million shares were pledged to an unaffiliated trust. As described under the heading “Risk Factors”, Mr. Moyes may pledge or borrow against a portion of his Class B common stock, which may also cause his interest to conflict with the interests of our other stockholders and may adversely affect the trading price of our Class A Common Stock.

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

In 2010, we made distributions of $1.3 million in the form of tax payments, on behalf of the stockholders, to certain state tax jurisdictions as required with our filing of the S corporation income tax returns for our final subchapter S corporation period.

Stockholders Return Performance Graph

Our Class A common stock began trading on the NYSE on December 16, 2010. The following graph compares the cumulative quarterly total return of stockholders from the closing date of our IPO on December 16, 2010 to December 31, 2012 of our Class A common stock relative to the cumulative total returns of the S&P 500 index and an index of other companies within the trucking industry (Dow Jones U.S. Trucking Total Stock Market Index) over the same period. The graph assumes that the value of the investment in our Class A common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 16, 2010, and tracks it through December 31, 2012. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/16/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12
Swift Transportation Company	$100.00	$112.70	$132.43	$122.07	$58.02	$74.23	$103.96	$85.14	$77.66	$79.91
S&P 500	$100.00	$106.68	$113.00	$113.11	$97.42	$108.94	$122.65	$119.27	$126.85	$126.37
Dow Jones US Trucking TSM	$100.00	$109.29	$110.41	$112.66	$89.58	$102.00	$109.39	$104.38	$97.69	$107.24

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the reporting period, and there are currently no share repurchase programs authorized by our board of directors.

Item 6. Selected Financial Data

The table below sets forth our selected financial and other data for the periods indicated. The following selected financial and other data are derived from our audited consolidated financial statements, included elsewhere in this report and include, in the opinion of management, all adjustments that management considers necessary for the presentation of the information outlined in these financial statements. In addition, for comparative purposes, we have included a pro forma (provision) benefit for income taxes assuming we had been taxed as a subchapter C corporation in 2008 and 2009, which were periods when our subchapter S corporation election was in effect. You should read the selected financial and other data together with the consolidated financial statements and related notes thereto incorporated into Item 8, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands, except per share data)	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated statement of operations data:
Operating revenue	$3,493,182	$3,333,908	$2,929,723	$2,571,353	$3,399,810
Operating income (loss)	322,046	306,013	243,055	132,001	114,936
Interest and derivative interest expense (2)	123,192	161,030	321,528	256,146	240,876
Income (loss) before income taxes	175,649	148,832	(168,845)	(108,995)	(135,187)
Net income (loss)(1)	114,589	90,550	(125,413)	(414,281)	(146,555)
Diluted earnings (loss) per share (1)(3)	$0.82	$0.65	$(1.98)	$(6.89)	$(2.44)
Pro forma data as if taxed as a C corporation (unaudited):(4)
Historical loss before income taxes(1)	N/A	N/A	N/A	$(108,995)	$(135,187)
Pro forma provision (benefit) for income taxes	N/A	N/A	N/A	(20,820)	(26,573)

Pro forma net loss	N/A	N/A	N/A	$(88,175)	$(108,614)

Pro forma loss per common share: Basic and diluted	N/A	N/A	N/A	$(1.47)	$(1.81)
Consolidated balance sheet data:
Cash and cash equivalents (excl. restricted cash)	$53,596	$82,084	$47,494	$115,862	$57,916
Net property and equipment	1,311,814	1,299,997	1,339,638	1,364,545	1,583,296
Total assets(1)	2,632,178	2,640,180	2,569,410	2,535,238	2,648,507
Debt: Securitization of accounts receivable(5)	204,000	180,000	171,500	—	—
Long-term debt and obligations under capital leases (incl. current)	$1,371,034	$1,589,443	$1,774,100	$2,466,934	$2,494,455
Other financial data:
Cash dividends per share(6)	$—	$—	$—	$0.27	$0.56
Adjusted EBITDA (unaudited)(7)	$549,727	$537,178	$497,673	$405,860	$409,598
Adjusted Operating Ratio (unaudited)(8)	87.8%	87.9%	88.3%	93.0%	93.9%
Adjusted EPS (unaudited)(9)	$1.00	$0.79	$0.02	$(0.73)	$(0.86)

(1)	The Company during the third quarter of 2012 completed an analysis of its current and deferred tax assets and liabilities, and determined that it had overstated its income tax expense for the year ended December 31, 2009 for certain items incorrectly identified as permanently nondeductible. The Company believes the correction of this error is not material to its previously issued historical consolidated financial statements. The Company has adjusted certain balances within the consolidated balance sheets as of December 31, 2009, 2010 and 2011 to correct this immaterial error. For the year ended December 31, 2009, the impact of the immaterial correction resulted in income tax expense decreasing from $326.7 million to $305.3 million, net loss decreasing from $435.6 million to $414.3 million and basic and diluted loss per share decreasing from $7.25 per share to $6.89 per share. The consolidated balance sheets as of December 31, 2010 and 2011 reflect an adjustment to decrease accumulated deficit by $21.4 million, a reduction of the deferred tax liability of $19.9 million and an increase in the income tax refund receivable of $1.5 million. As a result of the correction of this error, the Company’s federal net operating loss carryforward expiring by 2030 increased $53.3 million.
(2)	Interest expense between 2008 and 2010 was primarily based on our previous senior secured term loan with an original aggregate principal amount of $1.72 billion ($1.49 billion on December 21, 2010), our previous senior secured second-priority floating rate notes with an original aggregate principal amount of $240 million ($203.6 million outstanding on December 21, 2010), and our previous 12.50% senior secured second-priority fixed rate notes with an original aggregate principal amount of $595 million ($505.6 million outstanding on December 21, 2010). Derivative interest expense between 2008 and 2010 was primarily based on our previous interest rate swaps related to the debt described in the previous sentence from the 2007 Transactions, which swaps originally totaled $1.28 billion of notional amount ($832 million remaining on December 21, 2010). Our previous senior secured credit facility, the remaining interest rate swaps, and substantially all of our previous senior secured second-priority fixed and floating rate notes were paid off in conjunction with the IPO and refinancing transactions on December 21, 2010. Interest and derivative interest expense increased during 2010 over 2009 as a result of the second amendment to our previous senior secured credit facility, which resulted in an increase in interest applicable to the previous senior secured term loan of 6.0% (consisting of the implementation of a 2.25% LIBOR floor and a 2.75% increase in applicable margin). Further, our remaining interest rate swaps no longer qualified for hedge accounting after the second amendment in 2009, and thereafter the entire mark-to-market adjustment was recorded in our consolidated statement of operations as opposed to being recorded in equity as a component of other comprehensive income (loss) (“OCI”) under the prior cash flow hedge accounting treatment.

(3)	Represents historical actual diluted earnings (loss) per common share outstanding for each of the historical periods.
(4)	From May 11, 2007 until October 10, 2009, we had elected to be taxed under the Internal Revenue Code as a subchapter S corporation. A subchapter S corporation passes through essentially all taxable earnings and losses to its stockholders and does not pay federal income taxes at the corporate level. Historical income taxes during this time consist mainly of state income taxes in certain states that do not recognize subchapter S corporations, and an income tax provision or benefit was recorded for certain of our subsidiaries, including our Mexican subsidiaries and our sole domestic captive insurance company at the time, which were not eligible to be treated as qualified subchapter S corporations. In October 2009, we elected to be taxed as a subchapter C corporation. For comparative purposes, we have included a pro forma (provision) benefit for income taxes assuming we had been taxed as a subchapter C corporation in all periods when our subchapter S corporation election was in effect. The pro forma effective tax rate for 2009 of 19.1% differs from the expected federal tax benefit of 35% primarily as a result of income recognized for tax purposes on the partial cancellation of the stockholder loan agreement with Mr. Moyes and the Moyes Affiliates, which reduced the tax benefit rate by 32.6%. In 2008, the pro forma effective tax rate was reduced primarily by 8.8% for stockholder distributions and 4.4% for non-deductible goodwill impairment charges, which resulted in a 19.7% effective tax rate
(5)	Effective January 1, 2010, we adopted ASU No. 2009-16 under which we were required to account for our 2008 RSA as a secured borrowing on our balance sheet as opposed to a sale, with our 2008 RSA program fees characterized as interest expense. From March 27, 2008 through December 31, 2009, our 2008 RSA was accounted for as a true sale in accordance with GAAP. Therefore, as of December 31, 2009 and 2008, such accounts receivable and associated obligation are not reflected in our consolidated balance sheets. For periods prior to March 27, 2008, and again beginning January 1, 2010, accounts receivable and associated obligation are recorded on our balance sheet. Long-term debt excludes securitization amounts outstanding for each period.
(6)	During the period we were taxed as a subchapter S corporation, we paid dividends to our stockholders in amounts equal to the actual amount of interest due and payable under the stockholder loan agreement with Mr. Moyes and the Moyes Affiliates. Also, in 2010 we made $1.3 million of distributions in the form of tax payments, on behalf of the stockholders, to certain state tax jurisdictions as required with our filing of the S corporation income tax returns for our final subchapter S corporation period.
(7)	We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA, as we define this term, is not presented in accordance with GAAP. We use Adjusted EBITDA as a supplement to our GAAP results in evaluating certain aspects of our business, as described below.

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

Our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, collectively our chief operating decision-makers, and our compensation committee, used Adjusted EBITDA thresholds in setting performance goals for our employees, including senior management.

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

Because of these limitations, Adjusted EBITDA should not be considered a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis.

A reconciliation of GAAP net income (loss) to Adjusted EBITDA for each of the periods indicated is as follows:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Net income (loss)	$114,589	$90,550	$(125,413)	$(414,281)	$(146,555)
Adjusted for:
Depreciation and amortization	216,754	222,431	226,751	253,531	275,832
Interest expense	118,091	145,973	251,129	200,512	222,177
Derivative interest expense (income)	5,101	15,057	70,399	55,634	18,699
Interest income	(2,098)	(1,900)	(1,379)	(1,814)	(3,506)
Income tax (benefit) expense	61,060	58,282	(43,432)	305,286	11,368

EBITDA	$513,497	$530,393	$378,055	$398,868	$378,015

Non-cash impairments(a)	3,387	—	1,274	515	24,529
Non-cash equity compensation (b)	4,645	6,785	22,883	—	—
Loss on debt extinguishment	22,219	—	95,461	—	—
Excludable transaction costs(c)	—	—	—	6,477	7,054
Non-cash impairments of non-operating assets(d)	5,979	—	—	—	—

Adjusted EBITDA	$549,727	$537,178	$497,673	$405,860	$409,598

(a)	Non-cash impairments include the following:
•	for the year ended December 31, 2012, we incurred $3.4 million in pre-tax impairment charges comprised of a $2.3 million impairment charge for a deposit related to certain fuel technology equipment and a related asset as the supplier ceased operations and a $1.1 million impairment of real property;
•	for the year ended December 31, 2010, revenue equipment with a carrying amount of $3.6 million was written down to its fair value of $2.3 million, resulting in an impairment charge of $1.3 million;
•	for the year ended December 31, 2009, non-operating real estate properties held and used with a carrying amount of $2.1 million were written down to their fair value of $1.6 million, resulting in an impairment charge of $0.5 million; and
•	for the year ended December 31, 2008, we incurred $24.5 million in pre-tax impairment charges comprised of a $17.0 million impairment of goodwill relating to our Mexico freight transportation reporting unit, and impairment charges totaling $7.5 million on tractors, trailers, and several non-operating real estate properties and other assets.
(b)	Represents non-cash equity compensation expense following our IPO, on a pre-tax basis. In accordance with the terms of our senior credit agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes. For the year ended December 31, 2010, we incurred a $22.6 million one-time non-cash equity compensation charge representing certain stock options that vested upon our IPO and $0.3 million of ongoing equity compensation expense following our IPO, each on a pre-tax basis.
(c)	Excludable transaction costs include the following:
•	for the year ended December 31, 2009, we incurred $4.2 million of pre-tax transaction costs in the third and fourth quarters of 2009 related to an amendment to our prior senior secured credit facility and the concurrent senior secured notes amendments, and $2.3 million of pre-tax transaction costs during the third quarter of 2009 related to our cancelled bond offering; and
•	for the year ended December 31, 2008, we incurred $7.1 million of pre-tax expense associated with the closing of our 2008 RSA on July 30, 2008, and financial advisory fees associated with an amendment to our prior senior secured credit facility.
(d)	Swift Power Services, LLC (“SPS”), an entity in which we own a minority interest, failed to make its first scheduled principal payment and quarterly interest payment to us on December 31, 2012 due to a decline in its financial performance resulting from, among other things, a legal dispute with the former owners and its primary customer. This caused us to evaluate the secured promissory note due from SPS for impairment, which resulted in a $6.0 million pre-tax adjustment that was recorded in Impairments of non-operating assets in the fourth quarter of 2012.

(8)	We use the term “Adjusted Operating Ratio” throughout this report. Adjusted Operating Ratio, as we define this term, is not presented in accordance with GAAP. We use Adjusted Operating Ratio as a supplement to our GAAP results in evaluating certain aspects of our business, as described below.

We define Adjusted Operating Ratio as (a) total operating expenses, less (i) fuel surcharges, (ii) amortization of intangibles from our 2007 going-private transaction, (iii) non-cash impairment charges, (iv) other special non-cash items, and (v) excludable transaction costs, as a percentage of (b) total revenue excluding fuel surcharge revenue (revenue xFSR).

Our board of directors and chief operating decision-makers also focus on Adjusted Operating Ratio as a key indicator of our performance from period to period. We believe fuel surcharge can be volatile and eliminating the impact of this source of revenue (by netting fuel surcharge revenue against fuel expense) affords a more consistent basis for comparing our results of operations. We also believe excluding impairments, non-comparable intangibles from our going-private transactions and other special items enhances the comparability of our performance from period to period. For a reconciliation of our Adjusted Operating Ratio to our Operating Ratio, please see the table below.

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

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Total GAAP operating revenue	$3,493,182	$3,333,908	$2,929,723	$2,571,353	$3,399,810
Less:
Fuel surcharge revenue	(690,192)	(654,119)	(429,155)	(275,373)	(719,617)

Revenue xFSR	2,802,990	2,679,789	2,500,568	2,295,980	2,680,193

Total GAAP operating expense	3,171,136	3,027,895	2,686,668	2,439,352	3,284,874
Adjusted for:
Fuel surcharge revenue	(690,192)	(654,119)	(429,155)	(275,373)	(719,617)
Amortization of certain intangibles (a)	(15,758)	(17,092)	(19,305)	(22,026)	(24,233)
Excludable transaction costs(b)	—	—	—	(6,477)	(606)
Non-cash impairments(c)	(3,387)	—	(1,274)	(515)	(24,529)
Other special non-cash items(d)	—	—	(7,382)	—	—
Acceleration of non-cash stock options(e)	—	—	(22,605)	—	—

Adjusted operating expense	$2,461,799	$2,356,684	$2,206,947	$2,134,961	$2,515,889

Adjusted Operating Ratio	87.8%	87.9%	88.3%	93.0%	93.9%
Operating Ratio	90.8%	90.8%	91.7%	94.9%	96.6%

(a)	Amortization of certain intangibles reflects the non-cash amortization expense relating to certain intangible assets identified in the 2007 going-private transaction through which Swift Corporation acquired Swift Transportation Co.
(b)	Excludable transaction costs include the following:

•	for the years ended December 31, 2009 see respective items discussed in (7)(c) above; and

•

for the year ended December 31, 2008, we incurred $606 thousand of pre-tax expense recorded in operating supplies and expenses associated with the closing costs of our 2008 RSA on July 30, 2008, and financial advisory fees associated with an amendment to our prior senior secured credit facility.

(c)	Non-cash impairments include items discussed in note (7)(a) above.
(d)	In the first quarter of 2010, we incurred $7.4 million of incremental depreciation expense reflecting management’s revised estimates regarding salvage value and useful lives for approximately 7,000 dry van trailers, which management decided during the quarter to scrap.
(e)	In the fourth quarter of 2010, we incurred a $22.6 million one-time non-cash equity compensation charge for certain stock options that vested upon our IPO.

(9)	We use the term “Adjusted EPS” throughout this report. Adjusted EPS, as we define this term, is not presented in accordance with GAAP. We use Adjusted EPS as a supplement to our GAAP results in evaluating certain aspects of our business, as described below.

We define Adjusted EPS as (1) income (loss) before income taxes plus (i) amortization of the intangibles from our 2007 going-private transaction, (ii) non-cash impairments, (iii) other special non-cash items, (iv) excludable transaction costs, (v) the mark-to-market adjustment on our interest rate swaps that is recognized in the statement of operations in a given period, and (vi) the amortization of previous losses recorded in accumulated OCI related to interest rate swaps we terminated upon our IPO and refinancing transactions in December 2010; (2) reduced by income taxes at 39%, our normalized effective tax rate; (3) divided by weighted average diluted shares outstanding. In calculating diluted shares outstanding for the purposes of Adjusted EPS, the dilutive effect of outstanding stock options has only been included for the period following our IPO when a market price was available to assess the dilutive effect of such options.

Our board of directors and chief operating decision-makers focuses on Adjusted EPS as a key measure of our performance, for business planning, and for incentive compensation purposes. Adjusted EPS assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that, in our opinion, do not reflect our core operating performance. For a reconciliation of our Adjusted EPS to our net income (loss), the most directly related GAAP measure, please see the table below.

Our chief operating decision-makers, and our compensation committee, now use Adjusted EPS thresholds in setting performance goals for our employees, including senior management.

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

Because of these limitations, Adjusted EPS should not be considered a measure of the income generated by our business. Our management compensates for these limitations by relying primarily on our GAAP results and using Adjusted EPS on a supplemental basis.

A reconciliation of GAAP diluted earnings (loss) per share to Adjusted EPS for each of the periods indicated is as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Diluted earnings (loss) per share	$0.82	$0.65	$(1.98)	$(6.89)	$(2.44)
Adjusted for:
Income tax (benefit) expense	0.44	0.42	(0.69)	5.08	0.19

Income (loss) before income taxes	1.26	1.07	(2.67)	(1.81)	(2.25)

Non-cash impairments(a)	0.02	—	0.02	0.01	0.41
Non-cash impairments of non-operating assets (b)	0.04	—	—	—	—
Acceleration of non-cash stock options(c)	—	—	0.36	—	—
Loss on debt extinguishment	0.16	—	1.51	—	—
Other special non-cash items(d)	—	—	0.12	—	—
Excludable transaction costs(e)	—	—	—	0.11	0.12
Mark-to-market adjustment of interest rate swaps(f)	—	—	0.39	0.13	(0.09)
Amortization of unrealized losses on interest rate swaps(g)	0.04	0.11	—	—	—
Amortization of certain intangibles(h)	0.11	0.12	0.30	0.37	0.40

Adjusted income (loss) before income taxes	1.63	1.30	0.03	(1.20)	(1.41)
Provision for income tax (benefit) expense at statutory rate	0.63	0.51	0.01	(0.47)	(0.55)

Adjusted EPS(i)	$1.00	$0.79	$0.02	$(0.73)	$(0.86)

(a)	Non-cash impairments include the items noted in (7)(a) above.
(b)	Non-cash impairments of non-operating assets include the items noted in (7)(d) above.
(c)	Acceleration of noncash stock options includes the items noted in (8)(e) above.
(d)	Other special non-cash items include the items noted in (8)(d) above.
(e)	Excludable transaction costs include the items discussed in (7)(c) above.

(f)	Mark-to-market adjustment of interest rate swaps reflects the portion of the change in fair value of these financial instruments that was recorded in earnings in each period indicated and excludes the portion recorded in accumulated OCI under cash flow hedge accounting.
(g)	Amortization of unrealized losses on interest rate swaps reflects the non-cash amortization expense of $5.1 million and $15.1 million for the years ended December 31, 2012 and 2011, respectively, included in derivative interest expense in the consolidated statements of operations and is comprised of previous losses recorded in accumulated OCI related to the interest rate swaps we terminated upon our IPO and concurrent refinancing transactions in December 2010. Such losses were incurred in prior periods when hedge accounting applied to the swaps and are being expensed in relation to the hedged interest payments through the original maturity of the swaps in August 2012.
(h)	Amortization of certain intangibles reflects the non-cash amortization expense of $15.8 million, $17.1 million, $19.3 million, $22.0 million, and $24.2 million for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively, relating to certain intangible assets identified in the 2007 going-private transaction through which Swift Corporation acquired Swift Transportation.
(i)	The numbers reflected in the above table are calculated on a per share basis and may not foot due to rounding.

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

In addition to disclosing financial results that are determined in accordance with United States generally accepted accounting principles, or GAAP, we also disclose certain non-GAAP financial information, such as Adjusted EBITDA, Adjusted Operating Ratio, and Adjusted EPS, which should not be considered alternatives to or superior to expense and profitability measures derived in accordance with GAAP. See “Selected Financial Data” for more information on our use of Adjusted EBITDA, Adjusted Operating Ratio, and Adjusted EPS, as well as a description of the computation and reconciliation of our net income (loss) to Adjusted EBITDA and Adjusted EPS and our Operating Ratio to our Adjusted Operating Ratio.

Overview

In 2012, we were able to generate our highest annual operating revenue and operating income in the history of the company, which were $3.5 billion and $322.0 million, respectively, despite an overall economic environment, as well as the general freight market, that was below our expectations. Our focus on improving asset utilization and Return on Net Assets (RONA) is enabling us to produce continued positive year over year trends in our operational metrics, which helped drive our financial results. Our average operational trucks decreased 4.0% on a consolidated basis, but our consolidated weekly trucking revenue per tractor xFSR increased by 5.5%. We also continued to expand our Intermodal business, growing our revenue xFSR by 40.2% from 2011 to 2012. Additionally, for the year ended December 31, 2012, our Dedicated business revenue xFSR increased by 14.9% as compared to 2011. The driver market remained challenging in 2012, but we were able to achieve success with our retention efforts as our driver turnover was well below industry average. As a result these efforts and other cost control measures, our Adjusted EPS increased 26.6% to $1.00 per diluted share for the year ended December 31, 2012 from $0.79 per diluted share in 2011. The initiatives we have implemented are having a positive impact, and as the market strengthens, these initiatives should enable us to continue to build our results.

The table below reflects our total operating revenue, revenue xFSR, net income (loss), diluted loss per common share, Operating Ratio, Adjusted Operating Ratio, Adjusted EBITDA, and Adjusted EPS for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Total operating revenue	$3,493,182	$3,333,908	$2,929,723
Revenue xFSR	$2,802,990	$2,679,789	$2,500,568
Net income (loss)	$114,589	$90,550	$(125,413)
Diluted earnings (loss) per common share	$0.82	$0.65	$(1.98)
Operating Ratio	90.8%	90.8%	91.7%
Adjusted Operating Ratio	87.8%	87.9%	88.3%
Adjusted EBITDA	$549,727	$537,178	$497,673
Adjusted EPS	$1.00	$0.79	$0.02

Revenue

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our services. We enhance our revenue by charging for fuel surcharges, stop-off pay, loading and unloading activities, tractor and trailer detention, and other ancillary services. The main factors that affect our revenue are the rate per mile we receive from our customers and the number of loaded miles we run.

Fuel surcharges are designed to compensate us for fuel costs above a certain cost per gallon base. Generally, we receive fuel surcharges on the miles for which we are compensated by customers. However, we continue to have exposure to increasing fuel costs related to deadhead miles, fuel inefficiency due to engine idle time, and other factors as well as the extent to which the surcharge paid by the customer is insufficient. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. Although our surcharge programs vary by customer, we endeavor to negotiate an additional penny per mile charge for every five cent increase in the United States Department of Energy, or DOE, national average diesel fuel index over an agreed baseline price. In some instances, customers choose to incorporate the additional charge by splitting the impact between the basic rate per mile and the surcharge fee. In addition, we have moved much of our West Coast customer activity to a surcharge program that is indexed to the DOE’s West Coast average diesel fuel index as diesel fuel prices in the western United States generally are higher than the national average index. Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true.

Our other businesses revenue is generated by our non-asset based freight brokerage and logistics management service, tractor leasing revenue of IEL, premium revenue generated by our captive insurance companies, and other revenue generated by our repair and maintenance shops. The main factors that affect other businesses revenue are demand for brokerage and logistics services and the number of owner-operators leasing equipment from us.

Expenses

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

Items Affecting Comparability

2012 results of operations

Our net income for the year ended December 31, 2012 was $114.6 million. Items impacting comparability between 2012 and prior periods include the following:

•	$27.9 million reduction in interest expense in 2012 as compared to 2011 resulting from the amendment of the senior credit facility in March 2012 and our voluntary debt prepayments made throughout 2012;

•	$22.2 million loss on debt extinguishment resulting from the call of our remaining $15.2 million face value 12.50% fixed rate notes due May 15, 2017 and the replacement of the first lien term loan;

•	$6.0 million pre-tax impairment of a note receivable that was recorded in Impairments of non-operating assets in the fourth quarter of 2012 related to Swift Power Services, LLC (“SPS”), an entity in which we own a minority interest;

•	$5.2 million gain relating to a contractual settlement with the City of Los Angeles recorded in Operating supplies and expenses;

•	$4.6 million benefit reflecting the deferred state tax benefit related to an internal corporate restructuring of our subsidiaries; and

•	$3.4 million in pre-tax impairment charges comprised of a $2.3 million impairment charge for a deposit related to certain fuel technology equipment and a related asset and a $1.1 million impairment of real property.

2011 results of operations

Our net income for the year ended December 31, 2011 was $90.6 million. Items impacting comparability between 2011 and prior periods include the following:

•	$105.2 million reduction in interest expense in the 2011 period resulting from our IPO and refinancing transactions that occurred in December 2010; and

•	$55.3 million reduction in derivative interest expense in the 2011 period resulting from our termination of our previous interest rate swaps in December 2010 in conjunction with our IPO and refinancing transactions.

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

Results of Operations—Segment Review

During 2012, we operated three reportable segments: truckload, dedicated and intermodal. The descriptions of the operations of these reportable segments are described in Note 28 in our consolidated financial statements. The following tables reconcile our operating revenues and operating income by reportable segment to our consolidated operating revenue and operating income for the years ended December 31, 2012, 2011 and 2010.

	Year Ended, December 31,
	2012	2011	2010
	(Amounts in thousands)
Operating revenue:
Truckload	$2,282,342	$2,336,056	$2,078,687
Dedicated	724,405	625,268	514,005
Intermodal	333,938	237,875	212,285

Subtotal	3,340,685	3,199,199	2,804,977
Nonreportable segments	211,112	192,987	142,974
Intersegment eliminations	(58,615)	(58,278)	(18,228)

Consolidated operating revenue	$3,493,182	$3,333,908	$2,929,723

Operating income (loss):
Truckload	$246,005	$222,954	$193,489
Dedicated	74,026	69,753	66,573
Intermodal(1)	(6,854)	3,146	5,827

Subtotal	313,177	295,853	265,889
Nonreportable segments	8,869	10,160	(22,834)

Consolidated operating income	$322,046	$306,013	$243,055

(1)	During 2012, our Intermodal reportable segment incurred an increase in its insurance and claims expense primarily related to one claim associated with a drayage accident, which increased the Intermodal Operating Ratio by approximately 310 to 350 basis points for the year ended December 31, 2012, as compared to the two preceding years.

The results and discussions that follow are reflective of how our chief operating decision makers monitors the performance of our reporting segments. We supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures. Additionally, we use a number of primary indicators to monitor our revenue and expense performance and efficiency. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring results of operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying businesses.

Our main measure of productivity for our truckload and dedicated reportable segments is weekly trucking revenue per tractor, excluding fuel surcharge revenue (weekly trucking revenue xFSR per tractor). Weekly trucking revenue xFSR per tractor is affected by our loaded miles, which only include the miles driven when hauling freight, the size of our fleet (because available loads may be spread over fewer or more tractors), and the rates received for our services. We strive to increase our revenue per tractor by improving freight rates with our customers and hauling more loads with our existing equipment, effectively moving freight within our network, keeping tractors maintained, and recruiting and retaining drivers and owner-operators.

We also strive to reduce our number of deadhead miles within our truckload segment. We measure our performance in this area by monitoring our deadhead miles percentage, which is calculated by dividing the number of unpaid miles by the total number of miles driven. By balancing our freight flows and planning consecutive loads with shorter distances between the drop-off and pick-up locations, we are able to reduce the percentage of deadhead miles driven to allow for more revenue-generating miles during our drivers’ hours-of-service. This also enables us to reduce costs associated with deadhead miles, such as wages and fuel.

For our reportable segments, average tractors available measures the average number of tractors we have available during the period for dispatch and includes tractors driven by company drivers as well as owner-operator units. This measure changes based on our ability to increase or decrease our fleet size to respond to changes in demand.

We consider our Adjusted Operating Ratio to be an important measure of our operating profitability for each of our reportable segments. Operating Ratio is operating expenses as a percentage of revenue, or the inverse of operating margin, and produces a quick indication of operating efficiency. It is widely used in our industry as an assessment of management’s effectiveness in controlling all categories of operating expenses. We net fuel surcharge revenue against fuel expense in the calculation of our Adjusted Operating Ratio, therefore excluding fuel surcharge revenue from total revenue in the denominator. We exclude fuel surcharge revenue because fuel prices and fuel surcharge revenue are often volatile and changes in fuel surcharge revenue largely offset corresponding changes in our fuel expense. Eliminating the volatility (by netting fuel surcharge revenue against fuel expense) affords a more consistent basis for comparing our results of operations between periods. We also exclude impairments and other special or non-cash items in the calculation of our Adjusted Operating Ratio because we believe this enhances the comparability of our performance between periods. Accordingly, we believe Adjusted Operating Ratio is a better indicator of our core operating profitability than Operating Ratio and provides a better basis for comparing our results between periods and against others in our industry.

Within our Intermodal reportable segment, we monitor our load count and average container count. These metrics allow us to measure our utilization of our container fleet.

We monitor weekly trucking revenue per tractor, deadhead miles percentage, average tractors available, load count and average container count on a daily basis, and we measure Adjusted Operating Ratio on a monthly basis.

Truckload

	Year Ended December 31,
	2012	2011	2010
	(Dollars and miles in thousands)
Operating revenue	$2,282,342	$2,336,056	$2,078,687
Operating income	$246,005	$222,954	$193,489
Operating ratio	89.2%	90.5%	90.7%
Adjusted operating ratio	86.3%	87.9%	88.9%
Weekly trucking revenue xFSR per tractor	$3,165	$2,968	$2,862
Total loaded miles	1,065,339	1,125,270	1,101,965
Deadhead miles percentage	11.1%	11.0%	11.8%
Average tractors available for dispatch:
Company	7,508	8,385	8,351
Owner-Operator	3,361	3,530	3,363

Total	10,869	11,915	11,714

A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Operating revenue	$2,282,342	$2,336,056	$2,078,687
Less: fuel surcharge revenue	483,623	491,823	330,275

Revenue xFSR	1,798,719	1,844,233	1,748,412

Operating expense	2,036,337	2,113,102	1,885,198
Adjusted for:
Fuel surcharge revenue	(483,623)	(491,823)	(330,275)

Adjusted operating expense	1,552,714	1,621,279	1,554,923

Adjusted operating income	$246,005	$222,954	$193,489

Adjusted operating ratio	86.3%	87.9%	88.9%

Revenue

For year ended December 31, 2012, our truckload segment revenue decreased by $53.7 million, or 2.3%, compared with the same period in 2011. During 2012, truckload revenues xFSR decreased 2.5% due primarily to an 8.8% reduction in the size of our average operational fleet and a 5.3% decrease in loaded trucking miles. Although we had 1,046 fewer trucks during 2012 when compared to 2011, we were able to generate relatively consistent revenue figures by improving the weekly trucking revenue xFSR per tractor, which is a combination of revenue xFSR per loaded mile and loaded miles per truck per week (loaded utilization). Our loaded utilization continued its upward momentum, improving 64 miles per truck per week during 2012, when compared to the prior year. For the full year, growth in truckload revenue xFSR per loaded mile was 3.0% when compared to 2011.

During 2011, our truckload revenue increased by $257.4 million, or 12.4%, compared with 2010. Truckload revenues xFSR increased 5.5%. This increase was comprised of a 3.7% increase in truckload weekly trucking revenue xFSR per tractor and a 2.1% growth in loaded trucking miles, compared with 2010.

Operating income

Truckload operating income increased $23.1 million from December 31, 2011 to December 31, 2012, which resulted in our adjusted operating ratio improving 160 basis points to 86.3% in 2012 compared with 87.9% in 2011. The 2012 adjusted operating ratio improvement was driven by increased of revenue xFSR per loaded mile, fuel efficiency, fuel surcharge recovery and loaded utilization, partially offset by driver and owner-operator pay increases, and higher equipment costs.

In 2011, truckload operating income increased to $223.0 million. This increase in operating income and correspondingly, the 100 basis point improvement in adjusted operating ratio was primarily to the result of the 3.7% increase in truckload weekly trucking revenue xFSR per tractor and the 80 basis point improvement in our truckload deadhead percentage in 2011 as compared to 2010.

Dedicated

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Operating revenue	$724,405	$625,268	$514,005
Operating income	$74,026	$69,753	$66,573
Operating ratio	89.8%	88.8%	87.0%
Adjusted operating ratio	87.5%	86.4%	85.2%
Weekly trucking revenue xFSR per tractor	$3,357	$3,305	$3,314
Average tractors available for dispatch:
Company	2,698	2,409	2,139
Owner-Operator	663	570	466

Total	3,361	2,979	2,605

A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Operating revenue	$724,405	$625,268	$514,005
Less: fuel surcharge revenue	134,498	111,892	63,930

Revenue xFSR	589,907	513,376	450,075

Operating expense	650,379	555,515	447,432
Adjusted for:
Fuel surcharge revenue	(134,498)	(111,892)	(63,930)

Adjusted operating expense	515,881	443,623	383,502

Adjusted operating income	$74,026	$69,753	$66,573

Adjusted operating ratio	87.5%	86.4%	85.2%

Revenue

During 2012, our dedicated segment operating revenue increased by $99.1 million, or 15.9% compared with 2011. Dedicated revenue xFSR increased 14.9% due primarily to the addition of new business with several large customers late in 2011 and throughout 2012. Additionally, our weekly average trucking revenue xFSR per truck increased 1.6% as we continue to focus on the efficient utilization of our assets.

For 2011, our dedicated operating revenue increased by $111.3 million, or 21.6%, compared with 2010. Dedicated revenue xFSR increased 14.1% from 2010 to 2011. This increase in dedicated revenue xFSR was primarily the result of the 5.7% increase in dedicated revenue xFSR per loaded mile and a 7.9% increase in total loaded miles for the year. Despite the increase in our dedicated revenue xFSR, our dedicated weekly trucking revenue xFSR per tractor remained relatively flat as our dedicated average operational truck count increased 14.4% from 2010 to 2011.

Operating income

Our dedicated operating income increased to $74.0 million in 2012 from $69.8 million in 2011. The adjusted operating ratio increased to 87.5% in 2012 from 86.4% in 2011. This increase was primarily due to an increase in insurance and workers compensation claims for the year partially offset by an increase in dedicated revenue xFSR per total mile, improved fuel efficiency and improved fuel surcharge recovery. In many cases, we have been growing dedicated business with customers who provide their own trailing equipment which reduces our capital investment, and therefore reduces our required margins to achieve our targeted Return on Net Assets.

During 2011, dedicated operating income increased by 4.8% to $69.8 million from $66.6 million in 2010. However, despite the increase in operating income, our dedicated adjusted operating ratio increased 120 basis points from 85.2% in 2010 to 86.4% in 2011. This increase in adjusted operating ratio was primarily the result of increased fuel expense and operating supplies primarily due to increased tractor and trailer maintenance costs. Increases in these operating expenses were partially offset by the 5.7% increase in dedicated revenue xFSR per loaded mile from 2010 to 2011.

Intermodal

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Operating revenue	$333,938	$237,875	$212,285
Operating (loss) income(1)	$(6,854)	$3,146	$5,827
Operating ratio(1)	102.1%	98.7%	97.3%
Adjusted operating ratio(1)	102.6%	98.3%	96.7%
Average tractors available for dispatch:
Company	275	240	174
Owner-Operator	2	—	—

Total	277	240	174
Load count	145,144	106,4199	106,126
Average container count	7,209	5,527	4,341

(1)	During 2012, our Intermodal reportable segment incurred an increase in its insurance and claims expense primarily related to one claim associated with a drayage accident, which increased the Intermodal Operating Ratio by approximately 310 to 350 basis points for the year ended December 31, 2012, respectively and increased the Intermodal Adjusted Operating Ratio by approximately 400 to 440 basis points for year ended December 31, 2012, respectively, as compared to the two preceding years.

A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Operating revenue	$333,938	$237,875	$212,285
Less: fuel surcharge revenue	70,786	50,219	35,000

Revenue xFSR	263,152	187,656	177,285

Operating expense	340,792	234,729	206,458
Adjusted for:
Fuel surcharge revenue	(70,786)	(50,219)	(35,000)

Adjusted operating expense	270,006	184,510	171,458

Adjusted operating (loss) income	$(6,854)	$3,146	$5,827

Adjusted operating ratio	102.6%	98.3%	96.7%

Revenue

For the year ended December 31, 2012, our intermodal operating revenue increased 40.4% from $237.9 million in 2011 to $333.9 million in 2012. The increase in intermodal operating revenue was driven by a 36.4% increase in the number of loads and a 2.8% increase in revenue xFSR per load.

For 2011, intermodal operating revenue increased by 12.1% or $25.6 million from 2010. This increase was primarily driven by the $15.2 million increase in fuel surcharge revenue and the 5.5% increase in revenue xFSR per load.

Operating income (loss)

For the year ended December 31, 2012, our intermodal segment experienced an operating loss of $6.9 million as compared to operating income of $3.1 million in 2011. Correspondingly, our intermodal adjusted operating ratio increased from 98.3% in 2011 to 102.6% in 2012. This deterioration was primarily due to increased insurance and claims expense in 2012 related to one claim associated with a drayage accident, which increased the 2012 adjusted operating ratio by approximately 440 basis points compared to 2011. In addition, the adjusted operating ratio was impacted by higher purchased transportation costs, partially offset by higher revenue xFSR per load and improved management of chassis expenses.

During 2011, our intermodal operating income decreased $2.7 million, or 46.0% compared with 2010. Additionally, our intermodal adjusted operating ratio increased from 96.7% in 2010 to 98.3% in 2011. The increase in adjusted operating ratio and correspondingly, the decrease in operating income, was primarily due to increased purchase transportation expense, chassis rental expense and increased depreciation expense associated with the 27.3% increase in our average container count.

Other-nonreportable segments

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Operating revenue	$211,112	$192,987	$142,974
Operating income (loss)	$8,869	$10,160	$(22,834)

Revenue

Our other nonreportable segment revenue is generated primarily by our logistics and brokerage services, and revenue generated by our subsidiaries offering support services to customers and owner-operators, including shop repair and maintenance services, equipment leasing, and insurance. The main factors that impact our other nonreportable segment revenue are the demand for our brokerage and logistics services and the number of owner-operators leasing equipment and purchasing insurance coverage from us.

For the year ended December 31, 2012, other nonreportable segment revenue increased by 9.4% compared to the full year 2011, which was primarily driven by modest growth in each of the aforementioned areas.

For 2011, other nonreportable segment revenue increased by $50.0 million, or 35.0%, compared with 2010. This increase was primarily related to our growth in our brokerage and logistics business. Additionally, our tractor leasing revenue generated from our subsidiary IEL, increased $3.9 million from 2010 to 2011.

Consolidated Operating Expenses

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

The following is a summary of our salaries, wages, and employee benefits for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Salaries, wages, and employee benefits	$803,996	$789,888	$763,962
% of revenue xFSR	28.7%	29.5%	30.6%
% of operating revenue	23.0%	23.7%	26.1%

For the year ended 2012, salaries, wages, and employee benefits increased by $14.1 million, or 1.8%, compared with 2011. The dollar increase was primarily an increase in the number of non-driving employees to support business growth, and an increase in the employee bonus accrual reflecting our better than expected operating results for the year, partially offset by a 3.1% decrease in the total miles driven by company drivers during 2012 as compared to 2011. Additionally, in July 2012, we implemented a driver incentive bonus program that enables our drivers to earn a bonus if they met certain performance criteria. As a percentage of revenue xFSR salaries, wages, and employee benefits decreased by 80 basis points compared with 2011 as a result of a 2.6% increase in our average consolidated trucking revenue xFSR per loaded mile and continued growth in our intermodal business.

For 2011, salaries, wages, and employee benefits increased by $25.9 million, or 3.4%, compared with 2010. Total driver wages increased from 2010 to 2011 primarily as a result of the 2.3% year-over-year increase in total miles driven by company drivers. Additionally, salaries, wages, and employee benefits increased in 2011 as a result of increases in our health care costs and other employee benefits in addition to increases in our non-driver support personnel to support our business growth in 2011. These increases were partially offset by the reduction in our stock compensation expense in 2011. Included in salaries, wages and employee benefits in 2010 was a $22.6 million one-time non-cash equity compensation charge related to stock options that vested and became exercisable upon the completion of our IPO. During 2011, we recognized $6.8 million in on-going non-cash stock compensation expense related to stock options outstanding. Excluding the impact of our stock compensation expense in 2010 and 2011, salaries, wages and employee benefits as a percentage of revenue xFSR was essentially flat.

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

The following is a summary of our operating supplies and expenses for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Operating supplies and expenses	$245,085	$238,206	$217,965
% of revenue xFSR	8.7%	8.9%	8.7%
% of operating revenue	7.0%	7.1%	7.4%

For 2012, operating supplies and expenses increased by $6.9 million, or 2.9%, compared with 2011. As a percentage of revenue xFSR operating supplies and expenses decreased to 8.7% compared with 8.9% for the 2011 period. The dollar increase was primarily the result of an increase in our maintenance costs due to the preparation of trucks for trade-in or sale and an increase in chassis rental costs due to a 38.0% increase in loaded intermodal miles. This increase was offset by a settlement we entered into with the City of Los Angeles (the “City”) associated with the Incentive Addendum to Drayage Services Concession Agreement we entered into with the City in December 2008 and as amended, in June 2009 (collectively the “Amended Addendum”). Pursuant to the Amended Addendum, in 2008 we received a one-time, early commitment incentive based on a minimum number of required drays to be completed over a five year term. We initially recorded the incentive as deferred revenue, and at the time of the Settlement, we had approximately $9.2 million remaining as deferred revenue. Concurrent with the City’s and the Company’s execution of the Settlement and the corresponding termination of the Amended Addendum, we refunded the City $4.0 million in full satisfaction of our obligations under the Amended Addendum and in full and final settlement of all claims for payment and damages that may be alleged by the City under the Amended Addendum. We recognized the remaining $5.2 million of deferred revenue in our consolidated statements of operations and classified as a reduction of operating supplies and expenses.

Operating supplies and expenses increased by $20.2 million, or 9.3%, in 2011 compared with 2010. As a percentage of revenue xFSR operating supplies and expenses remained essentially flat for 2011 compared with 2010. The increase in expense was primarily related to the increase in both tractor and trailer maintenance resulting from increased tire and parts prices in 2011 as well as an increase in the age of both our tractor and trailers fleets in 2011.

Fuel expense

Fuel expense consists primarily of diesel fuel expense for our company-owned tractors and fuel taxes. The primary factors affecting our fuel expense are the cost of diesel fuel, the fuel economy of our equipment, and the number of miles driven by company drivers.

We believe the most effective protection against fuel cost increases is to (i) maintain a fuel-efficient fleet by incorporating fuel efficiency measures, such as slower tractor speeds, engine idle limitations, and a reduction of deadhead miles into our business, (ii) actively manage fuel procurement, and (iii) implement an effective fuel surcharge program. To mitigate unrecovered fuel exposure, we have worked to negotiate more robust surcharge programs with customers identified as having inadequate programs. We generally have not used derivatives as a hedge against higher fuel costs in the past, but continue to evaluate this possibility. We have contracted with some of our fuel suppliers to buy a portion of our fuel at a fixed price or within banded pricing for a specific period, usually not exceeding twelve months, to mitigate the impact of rising fuel costs.

The following is a summary of our fuel expense for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Fuel expense	$602,615	$631,552	$468,504
% of operating revenue	17.3%	18.9%	16.0%

To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to owner-operators, the railroads, and other third parties which is included in purchased transportation) from our fuel expense. The result is referred to as net fuel expense. Our net fuel expense as a percentage of revenue xFSR is affected by the cost of diesel fuel net of surcharge collection, the percentage of miles driven by company trucks, our fuel economy, and our percentage of deadhead miles, for which we do not receive fuel surcharge revenues. Net fuel expense as a percentage of revenue less fuel surcharge revenue is shown below:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Total fuel surcharge revenue	$690,192	$654,119	$429,155
Less: fuel surcharge revenue reimbursed to owner-operators and other third parties	291,166	252,950	155,883

Company fuel surcharge revenue	$399,026	$401,169	$273,272

Total fuel expense	$602,615	$631,552	$468,504
Less: Company fuel surcharge revenue	399,026	401,169	273,272

Net fuel expense	$203,589	$230,383	$195,232

% of revenue xFSR	7.3%	8.6%	7.8%

For 2012, net fuel expense decreased $26.8 million, or 11.6%, compared with 2011. The decrease is the result of a reduction in gallons consumed due to a 3.1% decrease in total miles driven by company tractors and improved fuel efficiency. As a percentage of revenue xFSR net fuel expense decreased to 7.3%, compared with 8.6% for 2011 due to the expense reduction noted above and an increase in the revenue generated by owner-operators, Intermodal and other services which require little or no fuel expense for the Company thus decreasing fuel as a percent of revenue.

For 2011, net fuel expense increased $35.2 million, or 18.0%, compared with 2010. As a percentage of revenue xFSR net fuel expense increased to 8.6%, compared with 7.8% for 2010. The increase in net fuel expense was primarily related to a 2.3% increase in total miles driven by company tractors. This increase was partially offset by a 34 basis point decrease in our deadhead miles percentage from 2010 to 2011.

Purchased transportation

Purchased transportation consists of the payments we make to owner-operators, railroads, and third-party carriers that haul loads we broker to them, including fuel surcharge reimbursement paid to such parties.

The following is a summary of our purchased transportation expense for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Purchased transportation expense	$1,010,185	$889,432	$771,333
% of operating revenue	28.9%	26.7%	26.3%

Because we reimburse owner-operators and other third parties for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to third parties from our purchased transportation expense. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of revenue less fuel surcharge revenue, as shown below:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Purchased transportation	$1,010,185	$889,432	$771,333
Less: fuel surcharge revenue reimbursed to owner-operators and other third parties	291,166	252,950	155,883

Purchased transportation, net of fuel surcharge reimbursement	$719,019	$636,482	$615,450

% of revenue xFSR	25.7%	23.8%	24.6%

For 2012, purchased transportation, net of fuel surcharge reimbursement, increased $82.5 million, or 13.0%, compared with 2011. As a percent of revenue xFSR, purchase transportation, net of fuel surcharge reimbursement increased from 23.8% to 25.7%. The dollar increase is primarily the result of the increase in the miles driven by owner-operators and the growth in our intermodal segment volumes. The increase in the percentage of revenue xFSR is primarily the result of the 36.1% increase in total miles for our intermodal business.

For 2011, purchased transportation, net of fuel surcharge reimbursement, increased $21.0 million, or 3.4%, compared with 2010. The increase in cost is primarily the result of the increase in the miles driven by owner-operators and the growth in our intermodal service offering. Despite the year-over-year increase in costs, our purchased transportation, net of fuel surcharge reimbursement as a percentage of revenue xFSR decreased to 23.8%, compared with 24.6% for 2010 as a result of a 4.1% increase in our average trucking revenue per loaded mile xFSR.

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

The following is a summary of our insurance and claims expense for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Insurance and claims	$107,569	$95,077	$87,411
% of revenue xFSR	3.8%	3.5%	3.5%
% of operating revenue	3.1%	2.9%	3.0%

For 2012, insurance and claims expense increased by $12.5 million, or 13.1%, compared with 2011. The increase is due to the increase in reserves associated with a claim related to a drayage accident in 2012 and unfavorable developments of our prior year loss layers in the first quarter of 2012 based on new information received on these claims during the 2012 period. The majority of the increases are related to adjustments made to two claims from 2006 and 2007. These unfavorable developments were partially offset by improved claims experience associated with the insurance products sold by our captive insurance company to our owner-operators during 2012. Additionally, during 2011, we experienced favorable actuarial adjustments related to the prior year loss layers as the development of the liability claims from the prior years was better than the actuarial models had previously projected.

For 2011, insurance and claims expense increased by $7.7 million, or 8.8%, compared with 2010. The increase is primarily related to a 2.8% increase in total miles and an increase in claims experience associated with our captive insurance company’s owner-operator insurance programs. As a percentage of revenue xFSR insurance and claims was flat year-over-year.

Rental expense and depreciation and amortization of property and equipment

Rental expense consists primarily of payments for tractors and trailers financed with operating leases. Depreciation and amortization of property and equipment consists primarily of depreciation for owned tractors and trailers or amortization of those financed with capital leases. The primary factors affecting these expense items include the size and age of our tractor, trailer, and intermodal container fleet, the cost of new equipment, and the relative percentage of owned versus leased equipment. Because the mix of our leased versus owned tractors varies, we believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment when comparing year-over-year results for analysis purposes.

The following is a summary of our rental expense and depreciation and amortization of property and equipment for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Rental expense	$108,921	$81,841	$76,540
Depreciation and amortization of property and equipment	199,829	204,173	206,279

Rental expense and depreciation and amortization of property and equipment	$308,750	$286,014	$282,819

% of revenue xFSR	11.0%	10.7%	11.3%
% of operating revenue	8.8%	8.6%	9.7%

Rental expense and depreciation and amortization of property and equipment were primarily driven by our fleet of tractors and trailers shown below:

	As of December 31,
	2012	2011	2010
		(Unaudited)
Tractors:
Company
Owned	5,431	6,799	6,844
Leased — capital leases	2,328	2,457	3,048
Leased — operating leases	3,516	2,611	2,331

Total company tractors	11,275	11,867	12,223

Owner-operator
Financed through the Company	3,020	3,016	2,813
Other	936	1,019	1,054

Total owner-operator tractors	3,956	4,035	3,867

Total tractors	15,231	15,902	16,090

Trailers	52,841	50,555	48,992

Containers	8,717	6,210	4,842

For 2012, rental expense and depreciation and amortization of property and equipment increased by $22.7 million, or 7.9%, compared with 2011. As a percentage of revenue xFSR, these combined expenses increased from 10.7% in 2011 to 11.0% in 2012. The increased expense was primarily due to the rising costs of new tractors, growth in the number of trailers and intermodal containers and a higher percentage of leased assets which drive rent expense higher due to the inclusion of financing costs. These expenses were partially offset by a reduction in the total number of owned tractors, resulting in lower depreciation expense.

For 2011, rental expense and depreciation and amortization of property and equipment increased slightly by $3.2 million, or 1.1%, compared with 2010. As a percentage of revenue xFSR such expenses decreased to 10.7%, compared with 11.3% for 2010. The increase in expense was primarily due to the growth in owner-operators who finance their equipment from our subsidiary, IEL, increase in our trailers and intermodal containers and an increase in the cost of new equipment. Additionally, during the first quarter of 2011, we decided to replace within one year certain Qualcomm units with remaining lives extending beyond 12 months. Accordingly, we revised their estimated useful lives, which resulted in an approximately $3 million increase in depreciation expense in 2011. These increases were partially offset by the decrease related to the $7.4 million incremental depreciation expense for approximately 7,000 dry van trailers recorded in the first quarter of 2010, discussed below.

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

The following is a summary of our amortization of intangibles for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Amortization of intangibles	$16,925	$18,258	$20,472

Amortization of intangibles for 2012, 2011, and 2010 is comprised of $15.8 million, $17.1 million, and $19.3 million, respectively, related to intangible assets recognized in conjunction with the 2007 Transactions and $1.2 million in each year related to intangible assets existing prior to the 2007 Transactions. Amortization of intangibles decreased in each successive year primarily as a result of the 150% declining balance amortization method applied to the customer relationship intangible recognized in conjunction with the 2007 Transactions.

We estimate that our non-cash amortization expense associated with all of the intangibles on our balance sheet as of December 31, 2012 will be $16.8 million in each of the next five years, of which $1.2 million, in each period, represents amortization of the intangible assets existing prior to the 2007 Transactions.

Impairments

The following is a summary of our impairment expense for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Impairment expense	$3,387	$—	$1,274

In the fourth quarter of 2012, a deposit related to the purchase of certain fuel technology equipment and a related asset were written off as the supplier ceased operations, resulting in a pre-tax impairment of $2.3 million. In the first quarter of 2012, real property with a carrying amount of $1.7 million was written down to its fair value of $0.6 million, resulting in a pre-tax impairment charge of $1.1 million. We did not incur any pre-tax impairment charges in 2011. In 2010, we incurred $1.3 million in pre-tax impairment charges related to trailers.

Operating taxes and licenses

Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with our fleet of equipment and will vary according to the size of our equipment fleet in future periods. The following is a summary of our operating taxes and licenses expense for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Operating taxes and licenses expense	$62,103	$61,943	$56,188
% of revenue xFSR	2.2%	2.3%	2.2%
% of operating revenue	1.8%	1.9%	1.9%

For 2012, operating taxes and licenses expense remained relatively flat as compared to 2011, increasing $0.1 million. Additionally, as a percentage of revenue xFSR operating taxes and licenses expense remained essentially flat from 2011 to 2012.

For 2011, operating taxes and licenses expense increased $5.8 million, or 10.2%, compared with 2010. This increase was primarily related to the increase in our trailer fleet during 2011. As a percentage of revenue xFSR operating taxes and licenses expense remained essentially flat from 2010 to 2011.

Interest

Interest expense consists of cash interest, and amortization of related issuance costs and fees, but excludes expenses related to our interest rate swaps.

The following is a summary of our interest expense for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Interest expense	$118,091	$145,973	$251,129

Interest expense for year ended December 31, 2012 is primarily based on the end of period debt balances of $157.1 million and $575.6 million net carrying value of the first lien term loan B-1 tranche and B-2 tranche, respectively, $492.6 million carrying value of senior second priority secured notes and $204.0 million for our accounts receivable securitization obligation.

Interest expense decreased for the year ended December 31, 2012 as compared to the prior year period due to various voluntary prepayments of debt made throughout the year and a refinancing of our term loan completed in March of 2012. In January 2012, we made a $60.0 million voluntary payment on our then-existing first lien term loan. On March 6, 2012, we entered into the Amended and Restated Credit Agreement (the “New Agreement”) that replaced the then-existing $874.0 million face value first lien term loan, which accrued interest at LIBOR plus 4.50%, including a minimum LIBOR rate of 1.50%, with a $200.0 million face value first lien term loan B-1 tranche, which accrues interest at LIBOR plus 3.75% with no minimum LIBOR rate, and a $674.0 million face value first lien term loan B-2 tranche, which accrues interest at LIBOR plus 3.75%, including a minimum LIBOR rate of 1.25%. During 2012, we made voluntary prepayments of $52.5 million on the first lien term loan B-1 tranche and $97.0 million on the first lien term loan B-2 tranche. The prepayments were primarily funded though proceeds from operating cash flows, advances from our accounts receivable securitization and the Incremental Term Loan which is discussed below in Material Debt Agreements. These prepayments have satisfied the scheduled principal payments on the first lien term loan B-1 tranche through June 2014 and the first lien term loan B-2 tranche through maturity. Further, during the year ended December 31, 2012, we made capital lease payments of $52.5 million and we called the remaining $15.2 million of our 12.5% fixed rate notes.

Interest expense for the year ended December 31, 2011 was primarily based on the end of the 2011 year debt balances of $925.5 million carrying value for the senior secured first lien term loan, $491.3 million carrying value of senior second priority secured notes, $180.0 million for our accounts receivable securitization obligation, $148.7 million of capital lease obligations and $15.6 million for our fixed rate notes. Interest expense decreased for the year ended December 31, 2011 largely as a result of our IPO and refinancing transactions in December 2010, as well as our application of the proceeds from the underwriters’ exercise of the overallotment option in January 2011 and our $75 million voluntary prepayment on our senior secured first lien term loan in September 2011, resulting in lower debt balances and lower interest rates on the senior secured credit facility and fixed rate notes. Also included in interest expense for the year ended December 31, 2010 were the fees associated with our 2008 RSA totaling $5.2 million.

Derivative interest

Derivative interest expense consists of expenses related to our interest rate swaps, including the income effect of mark-to-market adjustments of interest rate swaps and current settlements. In December 2010, in conjunction with our IPO and refinancing transactions, we terminated all of our then remaining interest rate swaps and paid $66.4 million to the counterparties in full satisfaction of these interest rate swap agreements. In April 2011, in connection with our senior secured credit facility, we entered into two new forward-starting interest rate swap agreements with a total notional amount of $350.0 million. These interest rate swaps take effect in January 2013, mature in July 2015, and have been designated and qualify as cash flow hedges. As such, the effective portion of the changes in fair value of these designated swaps is recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the variable debt affects earnings, which hedged interest accruals do not begin until January 2013. Any ineffective portions of the change in the fair value of the designated interest rate swaps will be recognized directly to earnings as derivative interest expense. The following is a summary of our derivative interest expense for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Derivative interest expense (income)	$5,101	$15,057	$70,399

Derivative interest expense for 2012 and 2011 is related to our terminated swaps and represents the previous losses recorded in accumulated OCI that are amortized to derivative interest expense over the original term of the swaps, which had a maturity of August 2012.

Impairments of non-operating assets

On February 14, 2012, the Company loaned $7.5 million to Swift Power Services, LLC (“SPS”) pursuant to a secured promissory note which is secured by substantially all of the assets of SPS. The note accrues interest at a fixed rate equal to 9.0% per annum with interest due quarterly beginning July 31, 2012. Beginning December 31, 2012, principal payments on the note are due in equal quarterly installments of 5.0% of the initial aggregate principal amount. All outstanding interest and principal balance are due on April 30, 2015. On December 31, 2012, SPS failed to make its first scheduled principal payment and quarterly interest payment to the Company due to a decline in its financial performance resulting from, among other things, a legal dispute with the former owners and its primary customer. This caused the Company to evaluate the secured promissory note due from SPS for impairment, which resulted in a $6.0 million pre-tax adjustment that was recorded in Impairments of non-operating assets in the Company’s consolidated statements of operations in the fourth quarter of 2012.

Income tax expense

The following is a summary of our income tax expense for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Income tax expense (benefit)	$61,060	$58,282	$(43,432)

For the year ended December 31, 2012, income tax expense reflects an effective tax rate of 34.8% which was 4.2% lower than our normalized effective tax rate primarily due to tax benefits realized from favorable changes in effective state tax rates as well as additional employment tax credits claimed on our 2011 tax return.

For the year ended December 31, 2011, income tax expense reflects an effective tax rate of 39.2%, which was slightly higher than our normalized effective tax rate primarily due to the amortization of previous losses from accumulated OCI to income (for book purposes) related to the Company’s previous interest rate swaps that were terminated in December 2010, partially offset by a favorable change in unrecognized tax benefits during the period resulting from the conclusion of our federal tax audit as well as a state tax audit.

For the year ended December 31, 2010, income tax benefit reflects an effective tax rate of 25.7%, which was 13.3% lower than our normalized effective tax rate primarily due to the amortization of previous losses from accumulated OCI to income (for book purposes) related to the Company’s previous interest rate swaps that were terminated in December 2010.

Liquidity and Capital Resources

Overview

As of December 31, 2012 and 2011, we had the following sources of liquidity available to us:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Cash and cash equivalents, excluding restricted cash	$53,596	$82,084
Availability under revolving line of credit due September 2016	240,932	232,477
Availability under accounts receivable securitization facility	64,600	69,800

Total unrestricted liquidity	$359,128	$384,361

Restricted cash	51,678	71,724
Fixed maturity securities, held to maturity, amortized cost, restricted	22,275	—

Total liquidity, including restricted cash	$433,081	$456,085

As of December 31, 2012 and 2011, we had cash and cash equivalents of $53.6 million and $82.1 million, respectively. As of December 31, 2012, there were no outstanding borrowings on our $400.0 million revolving line of credit, although there are $159.1 million in letters of credit outstanding under this facility leaving $240.9 million available. In addition, we had borrowed $204.0 million from our $275.0 million accounts receivable facility, leaving $64.6 million available at December 31, 2012, based on eligible receivables as of that date. Furthermore, we had restricted cash and short-term investments of $51.7 million and $22.3 million, respectively, primarily held by our captive insurance companies for the payment of claims, giving us a total liquidity position of approximately $433 million as of December 31. 2012.

As a result of our voluntary prepayments throughout 2012 of $52.5 million on the first lien term loan B-1 tranche and $97.0 million on the first lien term loan B-2 tranche, we have satisfied the scheduled principal payments on the first lien term loan B-1 tranche through June 2014 and the first lien term loan B-2 tranche through maturity.

Our business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures on our fleet and other assets, working capital needs, principal and interest payments on our obligations, letters of credit to support insurance requirements, and tax payments.

We also make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and potentially fund growth in our revenue equipment fleet if justified by customer demand and our ability to finance the equipment and generate acceptable returns. We expect our net cash capital expenditures to be approximately $250 million for 2013. Further, we expect to continue to obtain a portion of our equipment under operating and capital leases, which are not reflected as net cash capital expenditures. Beyond 2013, we expect our net capital expenditures to remain substantial.

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

In addition, the indenture for our senior second priority secured notes provides that we may only incur additional indebtedness if, after giving effect to the new incurrence, we meet a minimum fixed charge coverage ratio of 2.00:1.00, as defined therein, or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350.0 million at any one time outstanding. As of December 31, 2012, we had a fixed charge coverage ratio in excess of 4.00:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing financial arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for 2013.

Cash Flows

Our summary statements of cash flows information for the years indicated is set forth in the table below:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net cash provided by operating activities	$406,556	$323,897	$58,439
Net cash used in investing activities	$(172,499)	$(150,236)	$(178,521)
Net cash (used in) provided by financing activities	$(262,545)	$(139,071)	$51,714

Operating activities

The $82.7 million increase in net cash provided by operating activities during the year ended December 31, 2012, compared with 2011 was primarily the result of the $31.5 million increased collections of our outstanding accounts receivable, $16.0 million increase in operating income, and $2.8 million decrease in advance payments associated with operating leases between 2011 and 2012. These increases were partially offset by an increase in taxes paid of $12.5 million.

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

Investing activities

Total net cash used in investing activities increased by $22.3 million during the year ended December 31, 2012 compared to the same period in 2011. This increase was primarily the result of the $22.3 million increase in investments in fixed maturity securities offset by the $7.2 million reduction in restricted cash held by our captive insurance companies. Additionally, during the first quarter of 2012, we loaned $7.5 million pursuant to a secured promissory note to, and contributed $500 thousand as an equity investment in, Swift Power Services, LLC. Our gross capital expenditures increased $53.6 million during 2012, which were offset by $51.5 million in increased proceeds from the sale of property and equipment as a result of a strong used truck market and our focus to maximize our return on net assets by matching our operational fleet with the market conditions.

Cash used in investing activities decreased from a net outflow of $178.5 million in 2010 to a net outflow of $150.2 million in 2011, for a total decrease of $28.3 million. This decrease was primarily the result of the net reduction of restricted cash in 2011 of $12.8 million, versus a restricted cash accumulation of $59.7 million in 2010. During 2011, restricted cash decreased due to a release of collateral from our captive insurance subsidiaries, Mohave and Red Rock. This inflow was partially offset by the $46.4 million increase in cash capital expenditures, net of disposition proceeds from the sale of equipment, between 2010 and 2011.

Financing activities

Cash used in financing activities increased by $123.5 million during the year ended December 31, 2012 as compared to the same period in 2011. The cash used in financing activities included $276.6 million in net repayments of long term debt and capital leases. These net repayments included a $60.0 million voluntary prepayment in January 2012 on our then-existing first lien term loan, a $15.2 million payment to redeem our remaining 12.50% fixed rate notes in May 2012, a total of $97.0 million voluntary prepayment on our first lien term B-2 tranche, a total of $52.5 million voluntary prepayments on our first lien term B-1 tranche, net of $10.0 million incremental loan proceeds, repayments of capital leases of $52.5 million and repayments of $9.4 million in other debt. Further, cash used in financing activities included the payment of $9.0 million deferred financing fees to lenders associated with our Amended and Restated Credit Agreement in March 2012 and our first amendment to the Amended and Restated Credit Agreement in April 2012. These repayments were offset by $24.0 million in net proceeds under our 2011 RSA. During the year ended December 31, 2011, cash used in financing activities included $69.9 less in net repayments of debt and capital leases as well as proceeds of $63.2 million, before expenses, from the sale of our Class A common stock, pursuant to the over-allotment option in connection with our IPO.

Cash used in financing activities increased from a net inflow of $51.7 million in 2010 to a net outflow of $139.1 million in 2011, for a negative change of $190.8 million. The 2011 outflow was primarily due to $206.7 million of payments on long term debt and capital lease obligations. These payments included a $75.0 million voluntary prepayment in September 2011 and a $60.0 million mandatory prepayment in January 2011 from the sale proceeds of our Class A common stock pursuant to the over-allotment option discussed below on our senior secured first lien term loan. This outflow was partially offset by proceeds of $63.2 million, before expenses, from the sale of our Class A common stock pursuant to the over-allotment option in connection with our IPO and a net $8.5 million increase in borrowings under our 2011 RSA. During 2010, the net inflow primarily related to the net proceeds from our IPO and refinancing transactions in December 2010.

Capital and Operating Leases

In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment with capital and operating leases. During the year ended December 31, 2012, we acquired tractors through capital and operating leases with gross values of $38.5 million and $271.7 million, respectively, which were offset by capital and operating lease terminations with originating values of $44.7 million and $127.9 million, respectively, for tractors in 2012. In addition, $10.2 million of trailer operating leases expired during the year ended December 31, 2012.

During the year ended December 31, 2011, we acquired tractors through capital and operating leases with gross values of $8.9 million and $264.9 million, respectively, which were offset by capital and operating lease terminations with originating values of $69.0 million and $164.9 million, respectively, for tractors in 2011. In addition, $4.0 million of trailer operating leases expired during the year ended December 31, 2011.

Working Capital

As of December 31, 2012 and 2011, we had a working capital surplus of $351.2 million and $350.8 million, respectively.

Material Debt Agreements

Overview

As of December 31, 2012, we had the following material debt agreements:

•	senior secured credit facility consisting of a term loan B-1 tranche due December 2016 and term loan B-2 tranche due December 2017, and a revolving line of credit due September 2016 (none drawn);

•	senior second priority secured notes due November 2018;

•	2011 RSA due June 2014; and

•	other secured indebtedness and capital lease agreements.

The amounts outstanding under such agreements and other debt instruments were as follows as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(In thousands)
Senior secured first lien term loan B-1 tranche due December 2016, net of $405 OID as of December 31, 2012	$157,095	$—
Senior secured first lien term loan B-2 tranche due December 2017, net of $1,440 OID as of December 31, 2012	575,560	—
Senior secured first lien term loan due December 2016, net of $8,855 OID as of December 31, 2011	—	925,534
Senior second priority secured notes due November 15, 2018, net of $7,439 and $8,702 OID as of December 31, 2012 and 2011, respectively	492,561	491,298
Fixed rate notes due May 15, 2017	—	15,638
2011 RSA	204,000	180,000
Other secured debt and capital leases	145,818	156,973

Total long-term debt and capital leases	$1,575,034	$1,769,443
Less: current portion	47,495	59,339

Long-term debt and capital leases	$1,527,539	$1,710,104

Our debt outstanding as of December 31, 2012 primarily consists of proceeds from the Amended and Restated Credit Agreement entered into in March 2012 (the “New Agreement”) and is comprised of a B-1 tranche and B-2 tranche totaling $734.5 million face value, net of unamortized original issue discount of $1.8 million, which replaced the Old Agreement as discussed below, and $500 million face value of senior second priority secured notes, net of unamortized original issue discount of $7.4 million. The credit facility and senior notes are secured by substantially all of the assets of the Company, subject to an intercreditor agreement, and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co., LLC and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary.

Senior Secured Credit Facility

The senior secured credit facility was originally entered into on December 21, 2010 and consisted of a first lien term loan with an original aggregate principal amount of $1.07 billion due December 2016 and a $400.0 million revolving line of credit due December 2015 (the “Old Agreement”). The proceeds of the first lien term loan were used, together with the proceeds from the senior second priority secured notes referred to below and the $766.0 million of proceeds from the Company’s stock offering in December 2010 to (a) repay all amounts outstanding under the previous senior secured credit facility, (b) purchase an aggregate amount of $490.0 million of previous senior secured fixed-rate notes and $192.6 million of previous senior secured floating rate notes, (c) pay $66.4 million to our interest rate swap counterparties to terminate the interest rate swap agreements related to our previous floating rate debt, and (d) pay fees and expenses related to the debt issuance and stock offering.

On March 6, 2012, the Company entered into an Amended and Restated Credit Agreement (the “New Agreement”) replacing the Old Agreement and its remaining $874.0 million face value first lien term loan, which matured in December 2016 and accrued interest at the LIBOR rate plus 4.50%, including a minimum LIBOR rate of 1.50%. The replacement of the Old Agreement with the New Agreement resulted in a loss on debt extinguishment of $20.9 million, before tax, representing the write-off of the remaining unamortized portion of original issue discount and deferred financing fees associated with the Old Agreement.

The New Agreement was initially comprised of a $200.0 million face value first lien term loan B-1 tranche, net of unamortized original issue discount of $0.5 million, and a $674.0 million face value first lien term loan B-2 tranche, net of unamortized original issue discount of $1.7 million as of March 6, 2012. The $200.0 million face value first lien term loan B-1 accrues interest at the LIBOR rate plus 3.75% with no minimum LIBOR rate and calls for scheduled quarterly principal payments beginning June 30, 2012 of $5.0 million per quarter through December 2013 and generally $10.0 million per quarter thereafter until maturity in December 2016. The $674.0 million face value first lien term loan B-2 tranche accrues interest at the LIBOR rate plus 3.75% with a minimum LIBOR rate of 1.25% and calls for scheduled quarterly principal payments of 0.25% of the original loan amount, or $1.685 million, until maturity in December 2017. On April 17, 2012, the Company entered into the Incremental Facility Amendment to the Amended and Restated Credit Agreement (“Incremental Facility Amendment”). Pursuant to the Incremental Facility Amendment, the Company received $10.0 million in proceeds from a Specified Incremental Tranche B-1 Term Loan (“Incremental Term Loan”). The terms applicable to the Incremental Term Loan are the same as those applicable to the first lien term loan B-1 tranche under the Company’s New Agreement. During 2012, the Company made voluntary prepayments of $52.5 million on the first lien term loan B-1 tranche and $97.0 million on the first lien term loan B-2 tranche. The prepayments were funded though proceeds from operating cash flows, advances from our accounts receivable securitization program and the Incremental Term Loan. These prepayments have satisfied the scheduled principal payments on the first lien term loan B-1 tranche through June 2014 and the first lien term loan B-2 tranche through maturity.

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

As of December 31, 2012, there were no borrowings under the $400.0 million revolving line of credit, while the Company had outstanding letters of credit under this facility primarily for workers’ compensation and self-insurance liability purposes totaling $159.1 million, leaving $240.9 million available under the revolving line of credit. Outstanding letters of credit incur fees of 3.00% to 3.25% per annum.

The senior secured credit agreement contains certain financial covenants with respect to maximum leverage ratio, minimum consolidated interest coverage ratio, and maximum capital expenditures in addition to customary representations and warranties and customary events of default, including a change of control default. The senior secured credit agreement also contains certain affirmative and negative covenants, including, but not limited to, restrictions, subject to certain exceptions, on incremental indebtedness, asset sales, certain restricted payments (including dividends), certain incremental investments or advances, transactions with affiliates, engaging in additional business activities, and prepayments of certain other indebtedness. The Company was in compliance with the covenants in the senior secured credit agreement as of December 31, 2012.

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

The indenture governing the 2018 senior notes contains covenants that, among other things, limit our ability to incur additional indebtedness or issue certain preferred shares, to pay dividends on, repurchase, or make distributions in respect of capital stock or make other restricted payments, to make certain investments, to sell certain assets, to create liens, enter into sale and leaseback transactions, prepay or defease subordinated debt, to consolidate, merge, sell, or otherwise dispose of all or substantially all assets, and to enter into certain transactions with affiliates. These covenants are subject to a number of limitations and exceptions. We were in compliance with these covenants at December 31, 2012.

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

2011 RSA

On June 8, 2011, we through Swift Receivables Company II, LLC (“SRCII”), a wholly-owned bankruptcy-remote special purpose subsidiary, entered into a receivables sale agreement with unrelated financial entities (the “Purchasers”) to replace our prior accounts receivable sale facility and to sell, on a revolving basis, undivided interests in our consolidated accounts receivable. The 2011 RSA provides for up to $275.0 million initially in borrowing capacity, subject to eligible receivables and reserve requirements, secured by the receivables and terminates on June 8, 2014. Outstanding balances under the 2011 RSA accrue program fees generally at commercial paper rates plus 125 basis points, and unused capacity is subject to an unused commitment fee of 40 basis points. As of December 31, 2012, the outstanding borrowing under the 2011 RSA was $204.0 million against a total available borrowing base of $268.6 million, leaving $64.6 million available. Refer to Note 9 to the consolidated financial statements included in Item 8 of this report for a further discussion of our securitization facility.

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

Off-Balance Sheet Arrangements

Operating leases

We lease approximately 5,500 tractors under operating leases, which includes approximately 3,500 company tractors and 2,000 owners-operator tractors financed by the Company. Operating leases have been an important source of financing for our revenue equipment. Tractors held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such tractors are reflected in our consolidated statements of operations in the line item “Rental expense.” Rent expense related to our revenue equipment operating leases was $104.4 million, $78.7 million and $73.6 million for the years ended 2012, 2011, and 2010, respectively. The total amount of remaining payments under operating leases as of December 31, 2012, was approximately $294 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of December 31, 2012, the maximum possible payment under the residual value guarantees was approximately $16.7 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2012 (in thousands):

		Payments Due By Period(7)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations, including OID of $9,284	$1,245,626	$8,120	$3,006	$734,500	$500,000
2011 RSA (1)	204,000	—	204,000	—	—
Capital lease obligations(2)	134,692	39,375	74,456	20,861	—
Interest obligations(3)	476,180	95,488	174,749	158,026	47,917
Operating lease obligations(4)	293,868	110,339	161,545	21,984	—
Interest rate swaps (5)	13,773	1,961	11,812	—	—
Purchase obligations(6)	438,836	438,836	—	—	—

Total contractual obligations	$2,806,975	$694,119	$629,568	$935,371	$547,917

(1)	Represents borrowings owed at December 31, 2012. The total borrowing of $204.0 million consists of multiple amounts, the interest on each varies.
(2)	Represents principal payments owed at December 31, 2012. The borrowing consists of capital leases with finance companies, with fixed borrowing amounts and fixed interest rates, as set forth on each applicable lease schedule. Accordingly, interest on each lease varies between schedules.
(3)	Represents interest obligations on long-term debt, 2011 RSA, and capital lease obligations and excludes fees and accretion of OID. For variable rate debt, the interest rate in effect as of December 31, 2012, was utilized. The table assumes long-term debt and the 2011 RSA are held to maturity.
(4)	Represents future monthly rental payment obligations, which include an interest element, under operating leases for tractors, trailers, chassis, and facilities. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. These leases generally run for a period of three to five years for tractors and five to seven years for trailers. We also have guarantee obligations of residual values under certain operating leases, which obligations are not included in the amounts presented. Upon termination of these leases, we would be responsible for the excess of the guarantee amount above the fair market value of the equipment, if any. As of December 31, 2012, the maximum potential amount of future payments we could be required to make under these guarantees is $16.7 million.
(5)	Amounts presented for interest rate swap payments are undiscounted and represent payments projected on LIBOR forward rates as of December 31, 2012.
(6)	Represents purchase obligations for revenue equipment, fuel, and facilities of which a significant portion is expected to be financed with operating and capital leases to the extent available. We generally have the option to cancel tractor purchase orders with 60 to 90 days’ notice. As of December 31, 2012, approximately 44% of this amount had become non-cancelable.
(7)	Deferred taxes and long-term portion of claims accruals are excluded from other long-term liabilities in the table above.

Inflation

Inflation can have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increased. However, with the exception of fuel, the effect of inflation has been minor over the past three years. Our average fuel cost per gallon increased 2.1% between 2011 and 2012 and 32.3% between 2010 and 2011. Historically, the majority of the increase in fuel costs has been passed on to our customers through a corresponding increase in fuel surcharge revenue, making the impact of the increased fuel costs on our operating results less severe. If fuel costs escalate and we are unable to recover these costs timely with effective fuel surcharges, it would have an adverse effect on our operation and profitability.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenue, expenses, and associated disclosures of contingent assets and liabilities are affected by these estimates and assumptions. We evaluate these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts will be reported using differing estimates or assumptions. We consider our critical accounting policies to be those that require us to make more significant judgments and estimates when we prepare our financial statements. Our critical accounting policies include the following:

Claims accruals

We are self-insured for a portion of our liability, workers’ compensation, property damage, cargo damage, and employee medical expense risk. This self-insurance results from buying insurance coverage that applies in excess of a retained portion of risk for each respective line of coverage. Each reporting period, we accrue the cost of the uninsured portion of pending claims. These accruals are estimated based on our evaluation of the nature and severity of individual claims and an estimate of future claims development based upon historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. Actual settlement of the self-insured claim liabilities could differ from our estimates due to a number of uncertainties, including evaluation of severity, legal cost, and claims that have been incurred but not reported as well as the inherent uncertainties of litigation. If claims development factors that are based upon historical experience had increased by 10%, our claims accrual as of December 31, 2012 would have potentially increased by $9.0 million.

Goodwill

We have recorded goodwill, which primarily arose from the partial acquisition of Swift Transportation. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles—Goodwill and Other,” we test goodwill for potential impairment annually as of November 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Topic 350 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Under step one of the quantitative goodwill impairment test, an entity compares the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying value amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Topic 805, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The test of goodwill and indefinite-lived intangible assets requires judgment, including the identification of reporting units, assigning assets (including goodwill) and liabilities to reporting units and determining the fair value of each reporting unit. Fair value of the reporting unit is determined using a combination of comparative valuation multiples of publicly traded companies, internal transaction methods, and discounted cash flow models to estimate the fair value of reporting units, which includes several significant assumptions, including estimating future cash flows, determining appropriate discount rates, and other assumptions the Company believed reasonable under the circumstances. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

For our test of goodwill impairment as of November 30, 2012 and 2011, we evaluated the qualitative factors prescribed in Topic 350 and as amended by ASU No. 2011-08 to determine whether to perform the two-step quantitative goodwill impairment test. Our test of goodwill by assessing the qualitative factors requires judgment, including identification of reporting units and evaluating macroeconomic conditions, industry and market conditions, cost factors and entity-specific events, including overall financial performance and changes within our share price. In evaluating these qualitative factors as of November 30, 2012 and 2011, we determined that it was more likely than not that the fair value of our reporting units exceeded the carrying amount and that it was not necessary to perform the two-step quantitative goodwill impairment test.

During the fourth quarter of 2012, the Company re-evaluated its management reporting structure, which resulted in the identification of three reportable segments consisting of: Truckload, Dedicated and Intermodal. In conjunction with the identification of the reporting units, the Company identified seven reportable units. The Truckload and Dedicated reporting units are the only ones to which goodwill has been re-allocated due to their respective fair value materiality at the time of the May 2007 Transaction, reflecting a gross balance of $377.0 million and $130.7 million, respectively, as of December 31, 2012 and 2011. We recognized accumulated impairment losses of $190.4 million in our Truckload reporting unit during 2007 and 2008 and $64.0 million in our Dedicated reporting unit during 2007. As of December 31, 2012 and 2011 the carrying values of the Truckload and Dedicated reporting units were $186.6 million and $66.7 million, respectively.

Revenue recognition

We recognize operating revenue and related direct costs to recognizing revenue as of the date the freight is delivered, which is consistent with ASC Topic 605-20-25-13, “Services for Freight-in-Transit at the End of a Reporting Period.”

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

Amortization of the customer relationships acquired in the acquisition of Swift Transportation is calculated on the 150% declining balance method over the estimated useful life of 15 years. The customer relationships contributed to us at May 9, 2007 are amortized using the straight-line method over 15 years. The owner-operator relationship was amortized using the straight-line method over three years and was fully amortized by December 31, 2010. The trade name has an indefinite useful life and is not amortized, but rather is evaluated for impairment annually on November 30, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value.

Impairments of long-lived assets

We evaluate our long-lived assets, including property and equipment, and certain intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topic 360, “Property, Plant, and Equipment” and ASC Topic 350, respectively. In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (“Topic 350”): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. An organization is now allowed to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary.

In the fourth quarter of 2012, a deposit related to the purchase of certain fuel technology equipment and a related asset was written off as the supplier ceased operations, resulting in a pre-tax impairment of $2.3 million. In the first quarter of 2012, real property with a carrying amount of $1.7 million was written down to its fair value of $0.6 million, resulting in a pre-tax impairment charge of $1.1 million.

In the first quarter of 2010, revenue equipment with a carrying value of $3.6 million was written down to its fair value of $2.3 million, resulting in a pre-tax impairment charge of $1.3 million. The impairment of these assets was identified due to our decision to remove them from the operating fleet through sale or salvage.

Income Taxes

Our deferred tax assets and liabilities represent items that will result in taxable income or tax deductions in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations. Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income. To the extent we believe the likelihood of recovery is not sufficient, a valuation allowance is established for the amount determined not to be realizable. As of December 31, 2012 we had no valuation allowance. All deferred tax assets are considered more likely than not to be realized as they are expected to be utilized by the reversal of the existing deferred tax liabilities and continued profitability in future periods. U.S. income and foreign withholding taxes have not been provided on approximately $9.9 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the U.S. As the Company intends to reinvest these earnings indefinitely outside the U.S., it is not required to provide U.S. income taxes on them until they are repatriated in the form of dividends or otherwise.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

Lease accounting and off-balance sheet transactions

In accordance with ASC Topic 840, “Leases,” property and equipment held under operating leases, and liabilities related thereto, are not reflected on our balance sheet. All expenses related to operating leases are reflected on our consolidated statements of operations in the line item entitled “Rental expense.”

We are liable for residual value guarantees in connection with certain of our operating leases of certain revenue equipment. If we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value up to a maximum shortfall per unit. For substantially all of these tractors, we have residual value agreements from manufacturers at amounts equal to our residual obligation to the lessors. For all other equipment (or to the extent we believe any manufacturer will refuse or be unable to meet its obligation), we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases. The estimated values at lease termination involve management judgments. As of December 31, 2012, the maximum potential amount of future payments we would be required to make under these guarantees is $16.7 million. At the inception of a lease, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives. The Company leases various revenue equipment and terminal facilities under operating leases. At December 31, 2012, the future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Total
Years Ending December 31,
2013	$110,339
2014	92,605
2015	68,940
2016	21,901
2017	83
Thereafter	—

Total minimum lease payments	$293,868

Future minimum lease payments used in determining lease classification represent the minimum rental payments called for over the lease term, inclusive of residual value guarantees and amounts that would be required to be paid, if any, by the Company upon default for leases containing subjective acceleration or cross default clauses.

Stock-based employee compensation

We issue several types of share-based compensation, including awards that vest based on service and performance conditions or a combination of the conditions. Performance-based awards vest contingent upon meeting certain performance criteria established by our compensation committee. All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests. We adopted ASC Topic 718 using the modified prospective method. This Topic requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award. Determining the appropriate amount to expense in each period is based on likelihood and timing of achievement of the stated targets for performance-based awards, and requires judgment, including forecasting future financial results and market performance. The estimates are revised periodically based on the probability and timing of achieving the required performance targets, respectively, and adjustments are made as appropriate. Awards that only are subject to time-vesting provisions are amortized using the straight-line method. Awards subject to time-based vesting and performance conditions are amortized using the individual vesting tranches.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We have interest rate exposure arising from our senior secured credit facility, 2011 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan B-2 tranche is mitigated due to a minimum LIBOR rate of 1.25%. We manage interest rate exposure through a mix of variable rate debt, fixed rate notes and lease financing and $350.0 million notional amount of forward-starting interest rate swaps (weighted average rate of 5.57% before applicable margin). There are no leverage options or prepayment features for the interest rate swaps. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $4.0 million considering the effect of the minimum LIBOR rate on the first lien term loan B-2 tranche and the effect of the floor on our interest rate swaps that took effect in January 2013.

We have commodity exposure with respect to fuel used in company-owned tractors. Further increases in fuel prices will continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, rose from an average of $3.840 per gallon for the year ended December 31, 2011 to an average of $3.968 per gallon for the year ended December 31, 2012. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010, together with related notes and the report of KPMG LLP, independent registered public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Swift Transportation Company:

We have audited the accompanying consolidated balance sheets of Swift Transportation Company and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swift Transportation Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

February 26, 2013

FINANCIAL STATEMENTS

Swift Transportation Company and Subsidiaries

Consolidated balance sheets

	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$53,596	$82,084
Restricted cash	51,678	71,724
Restricted fixed maturity securities, held to maturity, amortized cost	22,275	—
Accounts receivable, net	338,724	324,035
Equipment sales receivable	563	5,500
Income tax refund receivable	10,046	3,396
Inventories and supplies	15,678	17,441
Assets held for sale	31,544	13,571
Prepaid taxes, licenses, insurance and other	47,241	46,559
Deferred income taxes	98,235	96,885
Current portion of notes receivable	4,957	6,455

Total current assets	674,537	667,650

Property and equipment, at cost:
Revenue and service equipment	1,740,456	1,674,452
Land	112,587	133,711
Facilities and improvements	234,996	229,420
Furniture and office equipment	43,578	41,183

Total property and equipment	2,131,617	2,078,766
Less: accumulated depreciation and amortization	819,803	778,769

Net property and equipment	1,311,814	1,299,997
Other assets	59,010	68,791
Intangible assets, net	333,561	350,486
Goodwill	253,256	253,256

Total assets	$2,632,178	$2,640,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,070	$81,688
Accrued liabilities	96,439	101,327
Current portion of claims accruals	74,070	73,266
Current portion of long-term debt and obligations under capital leases	47,495	59,339
Fair value of guarantees	366	1,195
Current portion of interest rate swaps	1,853	—

Total current liabilities	323,293	316,815

Long-term debt and obligations under capital leases, less current portion	1,323,539	1,530,104
Claims accruals, less current portion	98,919	96,277
Fair value of interest rate swaps, less current portion	11,159	10,061
Deferred income taxes	441,157	395,239
Securitization of accounts receivable	204,000	180,000
Other liabilities	—	4,131

Total liabilities	2,402,067	2,532,627

Commitments and contingencies (notes 14 and 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 1,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 87,055,664 and 85,935,116 shares issued and outstanding at December 31, 2012 and 2011, respectively	871	859
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 52,495,236 and 53,563,460 shares issued and outstanding at December 31, 2012 and 2011, respectively	525	536
Additional paid-in capital	896,575	891,899
Accumulated deficit	(660,168)	(774,757)
Accumulated other comprehensive loss	(7,894)	(11,186)
Noncontrolling interest	202	202

Total stockholders’ equity	230,111	107,553

Total liabilities and stockholders’ equity	$2,632,178	$2,640,180

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated statements of operations

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Operating revenue	$3,493,182	$3,333,908	$2,929,723

Operating expenses:
Salaries, wages and employee benefits	803,996	789,888	763,962
Operating supplies and expenses	245,085	238,206	217,965
Fuel	602,615	631,552	468,504
Purchased transportation	1,010,185	889,432	771,333
Rental expense	108,921	81,841	76,540
Insurance and claims	107,569	95,077	87,411
Depreciation and amortization of property and equipment	199,829	204,173	206,279
Amortization of intangibles	16,925	18,258	20,472
Impairments	3,387	—	1,274
Gain on disposal of property and equipment	(14,080)	(8,474)	(8,287)
Communication and utilities	24,601	25,999	25,027
Operating taxes and licenses	62,103	61,943	56,188

Total operating expenses	3,171,136	3,027,895	2,686,668

Operating income	322,046	306,013	243,055

Other (income) expenses:
Interest expense	118,091	145,973	251,129
Derivative interest expense	5,101	15,057	70,399
Interest income	(2,098)	(1,900)	(1,379)
Loss on debt extinguishment	22,219	—	95,461
Impairments of non-operating assets	5,979	—	—
Other	(2,895)	(1,949)	(3,710)

Total other (income) expenses, net	146,397	157,181	411,900

Income (loss) before income taxes	175,649	148,832	(168,845)
Income tax expense (benefit)	61,060	58,282	(43,432)

Net income (loss)	$114,589	$90,550	$(125,413)

Basic earnings (loss) per share	$0.82	$0.65	$(1.98)

Diluted earnings (loss) per share	$0.82	$0.65	$(1.98)

Shares used in per share calculation
Basic	139,532	139,155	63,339
Diluted	139,619	139,663	63,339

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated statements of comprehensive income (loss)

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$114,589	$90,550	$(125,413)
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax	(1,809)	(6,167)	—
Accumulated losses on derivatives reclassified to income, net of tax	5,101	15,057	33,938

Total other comprehensive income	3,292	8,890	33,938

Comprehensive income (loss)	$117,881	$99,440	$(91,475)

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated statements of stockholders’ equity (deficit)

	Class A		Class B					Accumulated
	Common Stock		Common Stock		Additional		Stockholder	Other		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Loans Receivable	Comprehensive Loss	Noncontrolling Interest	Stockholders’ Equity (Deficit)
	(in thousands, except share data)
Balances, December 31, 2009	—	—	60,116,713	60	419,120	(738,572)	(471,113)	(54,014)	102	(844,417)
Conversion of predecessor common stock into Class B common stock				541	(541)					—
Issuance of Class A common stock for cash, net of fees and expenses of issuance	73,300,000	733			762,021					762,754
Interest accrued on stockholder loan					6,193		(6,193)			—
Interest accrued and proceeds from repayment of related party note receivable					103		315			418
Other comprehensive income								33,938		33,938
Cancellation of stockholder loan (see Note 16)					(475,578)		475,578			—
Cancellation of stockholder loan from affiliate (see Note 16)					(1,413)		1,413			—
Cancellation of fixed rate notes (see Note 16)					89,352					89,352
Tax distribution on behalf of stockholders (see Note 16)						(1,322)				(1,322)
Non-cash equity compensation					22,883					22,883
Net loss						(125,413)				(125,413)

Balances, December 31, 2010	73,300,000	$733	60,116,713	$601	$822,140	$(865,307)	$—	$(20,076)	$102	$(61,807)

Issuance of Class A common stock for cash, net of fees and expenses of issuance	6,050,000	61			62,933					62,994
Grant of restricted Class A common stock	9,344				140					140
Exercise of stock options and tax deficiency	22,519				41					41
Conversion of Class B common stock to Class A common stock	6,553,253	65	(6,553,253)	(65)						—
Other comprehensive income								8,890		8,890
Non-cash equity compensation					6,645					6,645
Sale of interest in captive insurance subsidiary									100	100
Net income						90,550				90,550

Balances, December 31, 2011	85,935,116	$859	53,563,460	$536	$891,899	$(774,757)	$—	$(11,186)	$202	$107,553

Conversion of Class B common stock to Class A common stock	1,068,224	11	(1,068,224)	(11)						—
Grant of restricted Class A common stock	11,676				4					4
Exercise of stock options	24,427				268					268
Excess tax deficiency of stock options					(370)					(370)
Shares issued under employee stock purchase plan	16,221	1			133					134
Other comprehensive income								3,292		3,292
Non-cash equity compensation					4,641					4,641
Net income						114,589				114,589

Balances, December 31, 2012	87,055,664	$871	52,495,236	$525	$896,575	$(660,168)	$—	$(7,894)	$202	$230,111

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated statements of cash flows

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$114,589	$90,550	$(125,413)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	216,754	222,431	226,751
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	10,645	22,607	13,401
Gain on disposal of property and equipment less write-off of totaled tractors	(12,403)	(6,389)	(7,310)
Impairment of property and equipment , note receivable and other assets	9,366	—	1,274
Equity losses of investee	1,021	—	—
Deferred income taxes	45,706	49,291	(61,964)
Provision for (reduction of) allowance for losses on accounts receivable	512	(439)	(491)
Income effect of mark-to-market adjustment of interest rate swaps	—	—	24,502
Non-cash equity compensation	4,645	6,785	22,883
Loss on debt extinguishment	22,219	—	95,461
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(15,200)	(46,717)	(26,566)
Inventories and supplies	1,763	(7,559)	311
Prepaid expenses and other current assets	362	4,111	(1,968)
Other assets	2,507	(11,604)	18,593
Interest rate swap liability	—	—	(66,350)
Accounts payable, accrued and other liabilities	4,070	830	(54,675)

Net cash provided by operating activities	406,556	323,897	58,439

Cash flows from investing activities:
Decrease (increase) in restricted cash	20,046	12,844	(59,699)
Change in fixed maturity securities-restricted	(22,275)	—	—
Funding of note receivable	(7,500)	—	—
Proceeds from sale of property and equipment	118,618	67,108	38,527
Capital expenditures	(293,216)	(239,575)	(164,634)
Payments received on notes receivable	5,948	7,334	6,285
Expenditures on assets held for sale	(12,040)	(8,965)	(4,478)
Payments received on assets held for sale	12,778	11,018	5,230
Payments received on equipment sale receivables	5,642	—	248
Other investing activities	(500)	—	—

Net cash used in investing activities	(172,499)	(150,236)	(178,521)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	—	62,994	764,284
Repayment of long-term debt and capital leases	(286,601)	(206,692)	(49,766)
Borrowings under accounts receivable securitization	255,000	263,000	213,000
Repayment of accounts receivable securitization	(231,000)	(254,500)	(189,500)
Payment of deferred loan costs	(9,023)	(3,914)	(18,497)
Proceeds from long-term debt	10,000	—	1,059,300
Proceeds from issuance of senior notes	—	—	490,000
Payoff of term loan	—	—	(1,488,430)
Repurchase of fixed rate notes	—	—	(490,010)
Repurchase of floating rate notes	—	—	(192,600)
Payment of fees and costs on note tender offer	—	—	(45,163)
Payments received on stockholder loan from affiliate	—	—	418
Tax distributions on behalf of stockholders	—	—	(1,322)
Other financing activities	(921)	41	—

Net cash (used in) provided by financing activities	(262,545)	(139,071)	51,714

Net (decrease) increase in cash and cash equivalents	(28,488)	34,590	(68,368)

Cash and cash equivalents at beginning of period	82,084	47,494	115,862
Cash and cash equivalents at end of period	$53,596	$82,084	$47,494

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$118,367	$119,963	$326,660

Income taxes	$22,188	$9,669	$32,429

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Supplemental schedule of:
Non-cash investing activities:
Equipment sales receivables	$705	$5,500	$—

Equipment purchase accrual	$14,361	$2,373	$11,494

Notes receivable from sale of assets	$7,784	$4,283	$11,476

Non-cash financing activities:
Re-recognition of securitized accounts receivable	$—	$—	$148,000

Capital lease additions	$38,453	$10,593	$66,551

Note payable from purchase of revenue equipment	$3,775	$1,601	$—

Insurance premium notes payable	$7,694	$6,784	$—

Cancellation of senior notes	$—	$—	$89,352

Cancellation of stockholder loan	$—	$—	$475,578

Paid-in-kind interest on stockholder loan	$—	$—	$6,193

Accrued deferred loan costs and stock issuance costs	$—	$—	$4,185

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Notes to consolidated financial statements

(1) Description of Business and Summary of Significant Accounting Policies

Description of business

Swift Transportation Company is the holding company for Swift Transportation Co., LLC (a Delaware limited liability company formerly Swift Transportation Co., Inc., a Nevada corporation) and its subsidiaries (collectively, “Swift Transportation Co.”), a truckload carrier headquartered in Phoenix, Arizona, and Interstate Equipment Leasing, LLC (“IEL”) (all the foregoing being, collectively, “Swift” or the “Company”). During the fourth quarter of 2012, the Company reorganized its reporting into three distinct, but complementary, business segments each of which provides a wide range of general and specifically tailored freight and logistics services to our customers. As of December 31, 2012, the Company operated a national terminal network and a tractor fleet of approximately 15,300 units comprised of 11,300 tractors driven by company drivers and 4,000 owner-operator tractors, a fleet of 52,800 trailers, and 8,700 intermodal containers.

In the opinion of management, the accompanying financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) include all adjustments necessary for the fair presentation of the periods presented. Management has evaluated the effect on the Company’s reported financial condition and results of operations of events subsequent to December 31, 2012 through the issuance of the financial statements.

Basis of presentation

The accompanying consolidated financial statements include the accounts of Swift Transportation Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting.

We changed our presentation of comprehensive income due to the adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Codification (ASC) Topic 220, Presentation of Comprehensive Income, and changed our method of testing goodwill for impairment in 2011 due to the adoption of FASB, ASC Topic 350, Testing Goodwill for Impairment. The adoption of these accounting standards did not have a material impact on our consolidated financial statements.

Special purpose entities are accounted for using the criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“Topic”) 860, “Transfers and Servicing.” This Statement provides consistent accounting standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

Use of estimates

The preparation of the consolidated financial statements, in accordance with GAAP, requires management to make estimates and assumptions about future events that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles, and goodwill; valuation allowances for receivables, inventories, and deferred income tax assets; valuation of financial instruments; calculation of share-based compensation; estimates of claims accruals; and contingent obligations. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including but not limited to the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Volatile energy markets and changes in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Immaterial correction of prior period financial statements

During the third quarter of 2012, the Company completed an analysis of its current and deferred tax assets and liabilities, and determined that it had overstated its income tax expense for the year ended December 31, 2009 for certain items incorrectly identified as permanently nondeductible. The Company believes the correction of this error is not material to its previously issued historical consolidated financial statements. The Company has adjusted certain balances within the consolidated balance sheets as of December 31, 2009, 2010 and 2011 to correct this immaterial error. The consolidated statement of operations, consolidated statement of comprehensive income, and consolidated statement of cash flows for the years ended December 31, 2012, 2011 and 2010 were not impacted by this correction. For the year ended December 31, 2009, the impact of the immaterial correction resulted in income tax expense decreasing from $326.7 million to $305.3 million, net loss decreasing from $435.6 million to $414.3 million and basic and diluted loss per share decreasing from $7.25 per share to $6.89 per share. The consolidated balance sheets as of December 31, 2011, 2010 and 2009 reflect an adjustment to decrease accumulated deficit by $21.4 million, a reduction of the deferred tax liability of $19.9 million and an increase in the income tax refund receivable of $1.5 million. As a result of the correction of this error, the Company’s federal net operating loss carryforward expiring by 2030 increased by $53.3 million.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash

The Company’s captive insurance companies, Red Rock Risk Retention Group, Inc. (“Red Rock”) and Mohave Transportation Insurance Company (“Mohave”), maintain certain operating bank accounts, working trust accounts, and investment accounts. The cash and short term investments within the accounts have been set aside to fund the insurance claim losses to be paid by the captive insurance companies and are restricted by insurance regulations. Therefore, these cash and short term investments have been classified as restricted cash. As of December 31, 2012 and 2011, cash and short term investments held within the accounts were $51.7 million and $71.7 million, respectively.

Restricted investments in fixed maturity securities

The Company accounts for its investments in accordance with ASC Topic 320, Investments – Debt and Equity Securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination on a quarterly basis. As of December 31, 2012, all of the Company’s investments in fixed maturity securities were classified as held to maturity, as the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are carried at amortized cost. The amortized cost of debt securities is adjusted using the effective interest rate method for amortization of premiums and accretion of discounts. Such amortization and accretion is reported in other (income) expenses in the Company’s consolidated statements of operations.

Inventories and supplies

Inventories and supplies consist primarily of spare parts, tires, fuel and supplies and are stated at lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

Property and equipment

Property and equipment are stated at cost. Costs to construct significant assets include capitalized interest incurred during the construction and development period. Expenditures for replacements and betterments are capitalized; maintenance and repair expenditures are charged to expense as incurred. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of 5 to 40 years for facilities and improvements, 3 to 20 years for revenue and service equipment and 3 to 5 years for furniture and office equipment. For the years ended December 31, 2012, 2011, and 2010 net gains on the disposal of property and equipment were $14.1 million, $8.5 million and $8.3 million, respectively.

Tires on revenue equipment purchased are capitalized as a component of the related equipment cost when the vehicle is placed in service and depreciated over the life of the vehicle. Replacement tires are classified as inventory and charged to expense when placed in service.

Intangible assets other than goodwill

The Company reviews its intangible assets other than goodwill for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, an impairment is recorded for the excess of the carrying amount over the estimated fair value, which is generally determined using discounted future cash flows.

The Company’s intangible assets other than goodwill primarily consists of acquired customer relationships and trade names. Amortization of the customer relationships acquired are calculated on the 150% declining balance method over the estimated useful life of 15 years. The customer relationship contributed to the Company at May 9, 2007 is amortized using the straight-line method over 15 years. The owner-operator relationship was amortized using the straight-line method over three years and was fully amortized at December 31, 2010. The trade name has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value.

Goodwill

The Company evaluates goodwill on an annual basis as of November 30th or more frequently if indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. We estimate the fair values of our reporting units using a combination of the income and market approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

As discussed in Note 28 to the Consolidated Financial Statements, during the fourth quarter of 2012, the Company re-evaluated its management reporting structure, which resulted in the identification of three reportable segments consisting of: Truckload, Dedicated and Intermodal. In conjunction with the identification of the reporting units, the Company identified seven reportable units. The Truckload and Dedicated reporting units are the only ones to which goodwill has been re-allocated due to their respective fair value materiality at the time of the May 2007 Transaction, reflecting a gross balance of $377.0 million and $130.7 million, respectively, as of December 31, 2012 and 2011. The Company recognized accumulated impairment losses of $190.4 million in its Truckload reporting unit during 2007 and 2008 and $64.0 million in its Dedicated reporting unit during 2007. As of December 31, 2012 and 2011 the carrying values of the Truckload and Dedicated reporting units were $186.6 million and $66.7 million, respectively. Refer to Note 23 for discussion of the results of our annual evaluations as of November 30, 2012, 2011 and 2010.

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

Fair value measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. See Note 21 for additional information relating to the fair value measurements.

Revenue recognition

The Company recognizes operating revenues and the related direct costs of such revenue as of the date the freight is delivered, in accordance with ASC Topic 605-20-25-13, “Services for Freight-in-Transit at the End of a Reporting Period.”

The Company recognizes revenue from leasing tractors and related equipment to owner-operators as operating leases. Therefore, revenues from rental operations are recognized on the straight-line basis as earned under the operating lease agreements. Losses from lease defaults are recognized as an offset to revenue in the amount of earned, but not collected revenue.

Stock compensation plans

The Company adopted ASC Topic 718, “Compensation—Stock Compensation,” using the modified prospective method. Topic 718 requires that all share-based payments to employees and non-employee directors, including grants of employee stock options, be recognized in the financial statements upon a grant-date fair value of an award. See Note 16 for additional information relating to the Company’s stock compensation plan.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carryforwards as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance will be provided against deferred tax assets if the Company determines it is more likely than not, such assets will not ultimately be realized.

The Company does not recognize a tax benefit for uncertain tax positions unless it concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in the Company’s judgment, is greater than 50 percent likely to be realized. The Company records interest and penalties related to unrecognized tax positions in income tax expense.

In April 2010, substantially all of the Company’s domestic subsidiaries were converted from corporations to limited liability companies. The subsidiaries not converted include the Company’s foreign subsidiaries, captive insurance companies and certain dormant subsidiaries that were dissolved and liquidated.

Impairments

The Company evaluates its long-lived assets, including property and equipment, and certain intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topic 360, “Property, Plant and Equipment” and ASC Topic 350, respectively. If circumstances required a long-lived asset be tested for possible impairment, the Company compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Derivative Instruments

All financial derivative instruments are recorded on our consolidated balance sheets at estimated fair value. Derivatives not designated as hedges must be adjusted to fair value through the Company’s consolidated statements of operations. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities or firm commitments through the Company’s consolidated statements of operations, or are recorded in accumulated other comprehensive income (“OCI”) until the hedged item is recorded in the Company’s consolidated statements of operations. Any portion of a change in a derivative’s estimated fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income.

Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles—Goodwill and Other (“Topic 350”): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. An organization is now allowed to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. The Company has early adopted this ASU. The adoption did not have a material impact on the amounts and disclosures in the Company’s consolidated financial statements.

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

(2) Investments

These investments will be used to pay insurance claim losses incurred by the Company’s captive insurance companies, Red Rock and Mohave, and are restricted by insurance regulations. The following table presents the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s fixed maturity securities as of December 31, 2012 (in thousands):

	December 31, 2012
	Cost or	Gross Unrealized		Estimated
	Amortized		Temporary	Fair
	Cost	Gains	Losses	Value
Restricted fixed maturity securities:
Foreign corporate securities	$2,001	$1	$—	$2,002
U.S. corporate securities	20,274	3	8	20,269

Total restricted fixed maturity securities	$22,275	$4	$8	$22,271

As of December 31, 2012, the contractual maturities of the restricted fixed maturity securities were one year or less. As of December 31, 2012, the Company held seven securities with unrealized losses for less than 12 months.

The Company periodically evaluates its restricted fixed maturity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value.

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

For impaired debt securities that do not meet this criteria, the Company determines if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security’s amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of accumulated OCI. The Company did not recognize any impairment losses for the year ended December 31, 2012.

(3) Accounts receivable

Accounts receivable as of December 31, 2012 and 2011 were (in thousands):

	2012	2011
Trade customers	$324,917	$308,552
Equipment manufacturers	5,443	6,334
Other	14,814	15,234

Total accounts receivable	345,174	330,120
Less: Allowance for doubtful accounts	6,450	6,085

Accounts receivable, net	$338,724	$324,035

The schedule of allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Beginning balance	$6,085	$6,614	$549
Provision (Reversal)	512	(439)	(491)
Recoveries	103	553	140
Write-offs	(250)	(643)	(976)
Retained interest adjustment	—	—	7,392

Ending balance	$6,450	$6,085	$6,614

See Note 9 for a discussion of the Company’s accounts receivable securitization program and the related accounting treatment.

(4) Assets held for sale

Assets held for sale as of December 31, 2012 and 2011 were (in thousands):

	2012	2011
Land and facilities	$25,148	$9,958
Revenue equipment	6,396	3,613

Assets held for sale	$31,544	$13,571

As of December 31, 2012 and 2011, assets held for sale are stated at the lower of depreciated cost or estimated fair value less estimated selling expenses. The Company expects to sell these assets within the next twelve months.

During the year ended December 31 2012, an additional vacant property located in Phoenix, Arizona with a carrying value of $10.2 million and a facility in Wilmington, California with a carrying value of $4.5 million were identified by management as assets held for sale. The Company did not recognize any impairment losses for the year ended December 31, 2012.

During the year ended December 31, 2011, management identified a vacant property located north of its Phoenix, Arizona headquarters with a carrying value of $9.7 million as an asset held for sale. This increase was offset by the sale of a property located in Laredo, Texas previously identified as an asset held for sale with a carrying value of $1.2 million.

(5) Equity investment and note receivable- Swift Power Services, LLC

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

Additionally, on February 14, 2012, the Company loaned $7.5 million to SPS pursuant to a secured promissory note which is secured by substantially all of the assets of SPS. The note accrues interest at a fixed rate equal to 9.0% per annum with interest due quarterly beginning July 31, 2012. Beginning December 31, 2012, principal payments on the note are due in equal quarterly installments of 5.0% of the initial aggregate principal amount. All outstanding interest and principal balances are due on April 30, 2015. SPS failed to make its first scheduled principal payment and quarterly interest payment to the Company on December 31, 2012 due to a decline in its financial performance resulting from, among other things, a legal dispute with the former owners and its primary customer. As a result of this event the Company re-evaluated the secured promissory note due from SPS for impairment, which resulted in a $6.0 million pre-tax adjustment that was recorded in Impairments of non-operating assets in the Company’s consolidated statements of operations.

In addition to the impairment noted above, for the year ended December 31, 2012, the Company recorded equity losses of $1.0 million in other expense in the Company’s consolidated statements of operations related to its equity investment in and note receivable to SPS.

(6) Notes receivable

Notes receivable are included in current portion of notes receivable and other assets in the accompanying consolidated balance sheets and were comprised of the following as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Notes receivable due from owner-operators, with interest rates at 15%, secured by revenue equipment. Terms range from several months to three years	$9,504	$7,667
Notes receivable due from SPS (Refer to Note 5)	1,000	—
Other	102	309

Total notes receivable	10,606	7,976
Less: current portion	4,957	6,455

Long-term notes receivable	$5,649	$1,521

(7) Accrued liabilities

Accrued liabilities as of December 31, 2012 and 2011 were (in thousands):

	2012	2011
Employee compensation	$44,163	$42,361
Owner-operator lease purchase reserve	8,828	9,451
Income taxes accrual	3,485	2,907
Accrued owner-operator expenses	5,423	5,509
Deferred revenue	712	5,818
Fuel, mileage and property taxes	4,775	4,438
Accrued interest expense	15,164	21,106
Other	13,889	9,737

Accrued liabilities	$96,439	$101,327

(8) Claims accruals

Claims accruals represent accruals for the uninsured portion of outstanding claims at year end. The current portion reflects the amounts of claims expected to be paid in the following year. These accruals are estimated based on management’s evaluation of the nature and severity of individual claims and an estimate of future claims development based on the Company’s historical claims development experience. The Company’s insurance program for workers’ compensation, group medical liability, auto and collision liability, physical damage and cargo damage involves self-insurance with varying risk retention levels.

As of December 31, 2012 and 2011, claims accruals were (in thousands):

	2012	2011
Auto and collision liability	$83,159	$77,451
Workers’ compensation liability	64,237	66,693
Owner-operator claims liability	12,515	13,444
Group medical liability	11,196	10,037
Cargo damage liability	1,882	1,918

Claims accrual	172,989	169,543
Less: current portion	74,070	73,266

Long-term claim accruals	$98,919	$96,277

(9) Accounts receivable securitization

On June 8, 2011, Swift Receivables Company II, LLC, a Delaware limited liability company (“SRCII”), a wholly-owned bankruptcy-remote special purpose subsidiary, entered into a receivables sale agreement (the “2011 RSA”) with unrelated financial entities (the “Purchasers”) to replace the Company’s prior accounts receivable sale facility and to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. Pursuant to the 2011 RSA, the Company’s receivable originator subsidiaries will sell all of its eligible accounts receivable to SRCII, which in turn sells a variable percentage ownership interest in its accounts receivable to the Purchasers. The 2011 RSA provides for up to $275.0 million initially in borrowing capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The 2011 RSA terminates on June 8, 2014 and is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. Outstanding balances under the 2011 RSA accrue program fees generally at commercial paper rates plus 125 basis points, and unused capacity is subject to an unused commitment fee of 40 basis points. Pursuant to the 2011 RSA, collections on the underlying receivables by the Company are held for the benefit of SRCII and the Purchasers in the facility and are unavailable to satisfy claims of the Company and its subsidiaries. The facility qualifies for treatment as a secured borrowing under Topic 860, Transfers and Servicing, and as such, outstanding amounts are carried on the Company’s balance sheet as a liability with program fees recorded in interest expense in the Company’s consolidated statements of operations.

For the year ended December 31, 2012, the Company incurred program fee expenses of $3.3 million, associated with the 2011 RSA. For the year ended December 31, 2011, the Company incurred program fee expenses of $4.1 million, associated with its prior receivables sale facility and the 2011 RSA, respectively. For the year ended December 31, 2010, the Company incurred program fee expense of $5.2 million, associated with its prior receivables sale facility.

As of December 31, 2012, the outstanding borrowing under the 2011 RSA was $204.0 million against a total available borrowing base of $268.6 million, leaving $64.6 million available. As of December 31, 2011, the outstanding borrowing under the 2011 RSA was $180.0 million against a total available borrowing base of $249.8 million.

(10) Fair value of operating lease guarantees

The Company guarantees certain residual values under its operating lease agreements for revenue equipment. At the termination of these operating leases, the Company would be responsible for the excess, if any, of the guarantee amount above the fair market value of the equipment. As of December 31, 2012 and 2011, the Company has recorded a liability for the estimated fair value of the guarantees in the amount of $0.4 million and $1.2 million, respectively. The maximum potential amount of future payments the Company would be required to make under all of these guarantees as of December 31, 2012 is $16.7 million.

(11) Debt and financing transactions

Other than the Company’s accounts receivable securitization as discussed in Note 9 and its outstanding capital lease obligations as discussed in Note 12, the Company had long-term debt outstanding as of December 31, 2012 and 2011, respectively, as follows (in thousands):

	2012	2011
Senior secured first lien term loan B-1 tranche due December 2016, net of $405 OID as of December 31, 2012	$157,095	$—
Senior secured first lien term loan B-2 tranche due December 2017, net of $1,440 OID as of December 31, 2012	575,560	—
Senior secured first lien term loan due December 2016, net of $8,855 OID as of December 31, 2011	—	925,534
Senior second priority secured notes due November 15, 2018, net of $7,439 and $8,702 OID as of December 31, 2012 and 2011, respectively	492,561	491,298
12.50% fixed rate notes	—	15,638
Other	11,126	8,276

Total long-term debt	1,236,342	1,440,746
Less: current portion	8,120	6,678

Long-term debt	$1,228,222	$1,434,068

The aggregate annual maturities of long-term debt as of December 31, 2012 were (in thousands):

Years Ending December 31,
2013	$8,120
2014	3,006
2015	—
2016	157,500
2017	577,000
Thereafter	500,000

Long-term debt	$1,245,626

The credit facility and senior notes are secured by substantially all of the assets of the Company, subject to an intercreditor agreement, and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary.

Senior secured credit facility

The senior secured credit facility was originally entered into on December 21, 2010 and consisted of a first lien term loan with an original aggregate principal amount of $1.07 billion due December 2016 and a $400.0 million revolving line of credit due December 2015 (the “Old Agreement”). The proceeds of the first lien term loan were used, together with the proceeds from the senior second priority secured notes referred to below and the $766.0 million of proceeds from the Company’s stock offering in December 2010 to (a) repay all amounts outstanding under the previous senior secured credit facility, (b) purchase an aggregate amount of $490.0 million of previous senior secured fixed-rate notes and $192.6 million of previous senior secured floating rate notes, (c) pay $66.4 million to our interest rate swap counterparties to terminate the interest rate swap agreements related to our previous floating rate debt, and (d) pay fees and expenses related to the debt issuance and stock offering.

On March 6, 2012, the Company entered into an Amended and Restated Credit Agreement (the “New Agreement”) replacing the Old Agreement and its remaining $874.0 million face value first lien term loan, which matured in December 2016 and accrued interest at the LIBOR rate plus 4.50%, including a minimum LIBOR rate of 1.50%.

The New Agreement was initially comprised of a $200.0 million face value first lien term loan B-1 tranche, net of unamortized original issue discount of $0.5 million, and a $674.0 million face value first lien term loan B-2 tranche, net of unamortized original issue discount of $1.7 million as of March 6, 2012. The $200.0 million face value first lien term loan B-1 accrues interest at the LIBOR rate plus 3.75% with no minimum LIBOR rate and calls for scheduled quarterly principal payments beginning June 30, 2012 of $5.0 million per quarter through December 2013 and generally $10.0 million per quarter thereafter until maturity in December 2016. The $674.0 million face value first lien term loan B-2 tranche accrues interest at the LIBOR rate plus 3.75% with a minimum LIBOR rate of 1.25% and calls for scheduled quarterly principal payments of 0.25% of the original loan amount, or $1.685 million, until maturity in December 2017. On April 17, 2012, the Company entered into the Incremental Facility Amendment to the Amended and Restated Credit Agreement (“Incremental Facility Amendment”). Pursuant to the Incremental Facility Amendment, the Company received $10.0 million in proceeds from a Specified Incremental Tranche B-1 Term Loan (“Incremental Term Loan”). The terms applicable to the Incremental Term Loan are the same as those applicable to the first lien term loan B-1 tranche under the Company’s New Agreement. During 2012, the Company made voluntary prepayments of $52.5 million on the first lien term loan B-1 tranche and $97.0 million on the first lien term loan B-2 tranche. The prepayments were funded though proceeds from operating cash flows, advances from its accounts receivable securitization program and the Incremental Term Loan. These prepayments have satisfied the scheduled principal payments on the first lien term loan B-1 tranche through June 2014 and the first lien term loan B-2 tranche through maturity.

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

In April 2012, the Company entered into the First Amendment to the Amended and Restated Credit Agreement (“Amendment”). The Amendment reduced the applicable rate on the revolving credit facility from 4.50% to a range of 3.00% to 3.25% for LIBOR based borrowings and letters of credit from 3.50% to a range of 2.00% to 2.25% for Base Rate borrowings, depending on the Company’s consolidated leverage ratio as defined in the New Agreement. Additionally, the commitment fee for the unused portion of the revolving credit facility was reduced from a range of 0.50% to 0.75% to a range of 0.25% to 0.50% depending on the Company’s consolidated leverage ratio. In addition, the maturity date of the $400.0 million revolving credit facility was extended from December 21, 2015 to September 21, 2016.

As of December 31, 2012, there were no borrowings under the $400.0 million revolving line of credit, while the Company had outstanding letters of credit under this facility primarily for workers’ compensation and self-insurance liability purposes totaling $159.1 million, leaving $240.9 million available under the revolving line of credit. Outstanding letters of credit incur fees of 3.00% to 3.25% per annum.

The senior secured credit agreement contains certain financial covenants with respect to maximum leverage ratio, minimum consolidated interest coverage ratio, and maximum capital expenditures in addition to customary representations and warranties and customary events of default, including a change of control default. The senior secured credit agreement also contains certain affirmative and negative covenants, including, but not limited to, restrictions, subject to certain exceptions, on incremental indebtedness, asset sales, certain restricted payments (including dividends), certain incremental investments or advances, transactions with affiliates, engaging in additional business activities, and prepayments of certain other indebtedness.

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

At any time prior to November 15, 2013, the Company may redeem up to 35.00% of the senior notes at a redemption price of 110.00% of their principal amount plus accrued interest with the net cash proceeds of one or more equity offerings, subject to certain conditions. Other than in conjunction with an equity offering, the Company may redeem all or a part of the senior notes at any time throughout the term of such notes at various premiums provided for in the indenture governing the senior notes, which premium shall be not less than 105.00% of the principal amount of such notes at any time prior to November 15, 2014.

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

Debt Issuance and extinguishment costs

As of December 31, 2012 and 2011, the balance of deferred loan costs was $13.1 million and $22.3 million, respectively, and is reported in other assets in the Company’s consolidated balance sheets. During 2012, the Company incurred $7.0 million of transaction costs related to both the New Agreement and the Amendment, excluding original issue discounts. Such costs were capitalized as deferred loan costs and are amortized over the terms of the debt instruments. Additionally, as noted above, the replacement of the Old Agreement with the New Agreement on March 6, 2012 resulted in a loss on debt extinguishment of $20.9 million, before tax, representing the write-off of the remaining $8.6 million and $12.3 million of the unamortized original issue discount and deferred financing fees, respectively, associated with the Old Agreement in the first quarter of 2012.

Through December 31, 2011, the Company incurred $24.2 million of transaction costs related to the issuance of the senior secured credit facility and senior second priority secured notes, excluding the original issue discounts on the senior secured credit facility and senior second priority secured notes of $10.6 million and $10.0 million, respectively. Such costs were capitalized as deferred loan costs and are amortized over the terms of the respective debt instruments.

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

(12) Capital leases

The Company leases certain revenue equipment under capital leases. The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. The Company is obligated to pay the balloon payments at the end of the leased term whether or not it receives the proceeds of the contracted residual values from the respective manufacturers. Certain leases contain renewal or fixed price purchase options. The leases are collateralized by revenue equipment with a cost of $316.2 million and accumulated amortization of $140.3 million as of December 31, 2012. The amortization of the revenue equipment under capital leases is included in depreciation and amortization expense in the Company’s consolidated statements of operations. As of December 31, 2012 and 2011, obligations under capital leases totaled $134.7 million and $148.7 million, of which the current portion was $39.4 million and $52.7 million, respectively.

The following is a schedule of the future minimum lease payments under capital leases together with the present value of the minimum lease payments as of December 31, 2012 (in thousands):

Years Ending December 31,
2013	$45,864
2014	68,329
2015	10,639
2016	21,221
2017	—

Total minimum lease payments	146,053
Less: amount representing interest	11,361

Present value of minimum lease payments	134,692
Less: current portion	39,375

Capital lease obligations, long-term	$95,317

(13) Derivative financial instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. The Company’s strategy has generally been to use pay-fixed/receive-variable interest rate swaps to reduce the Company’s aggregate exposure to interest rate risk. Derivative instruments are not entered into for speculative purposes.

In April 2011, as contemplated by the credit facility, the Company entered into two forward-starting interest rate swap agreements with a total notional amount of $350.0 million. These interest rate swaps take effect in January 2013 and have a maturity date of July 2015. On April 27, 2011 (“designation date”), the Company designated and qualified these interest rate swaps as cash flow hedges. These interest rate swap agreements are highly effective as a hedge of the Company’s variable rate debt. The effective portion of the changes in fair value of the designated swaps is recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the variable debt affects earnings, which hedged interest accruals do not begin until January 2013. Any ineffective portions of the changes in the fair value of designated interest rate swaps will be recognized directly to earnings as derivative interest expense in the Company’s consolidated statements of operations. As of December 31, 2012 and 2011, changes in fair value of the designated interest rate swap agreements totaling $1.8 million and $6.2 million, net-of-tax, respectively, were reflected in accumulated OCI. As of December 31, 2012, $1.7 million of deferred losses on derivatives in accumulated OCI is expected to be reclassified to earnings within the next 12 months.

In December 2010, in conjunction with its IPO and debt refinancing transactions the Company terminated its then remaining interest rate swap agreements and paid $66.4 million to its counterparties to settle the outstanding liabilities. The balance of unrealized losses recorded in accumulated OCI on the date of termination is required to remain in accumulated OCI and be amortized to expense through the term of the hedged interest payments, which extended to the original maturity of the swaps in August 2012.

The fair value of the interest rate swap liability as of December 31, 2012 and 2011 was $13.0 million and $10.1, respectively. The fair values of the interest rate swaps are based on valuations provided by third parties, derivative pricing models, and credit spreads derived from the trading levels of the Company’s first lien term loan as of December 31, 2012 and 2011. Refer to Note 21 for further discussion of the Company’s fair value methodology.

For the year ended December 31, 2012, 2011 and 2010, information about amounts and classification of gains and losses on the Company’s interest rate derivative contracts that were designated as hedging instruments under ASC Topic 815 is as follows (in thousands):

	2012	2011	2010
Amount of loss recognized in OCI on derivatives, net-of-tax (effective portion)	$1,809	$6,167	$—
Amount of loss reclassified from accumulated OCI into income as “Derivative interest expense” (effective portion)	$(5,101)	$(15,057)	$(33,938)

As of December 31, 2012 and 2011, the Company had no interest rate derivative contracts that were not designated as hedging instruments under ASC Topic 815. For the year ended December 31, 2010, information about amounts and classification of gains and losses on the Company’s interest rate derivative contracts that were not designated as hedging instruments under ASC Topic 815 is as follows (in thousands):

2010
Amount of loss recognized in income on derivatives as “Derivative interest expense”	$(36,461)

(14) Commitments

Operating leases (as lessee)

The Company leases various revenue equipment and terminal facilities under operating leases. The revenue equipment leases generally include purchase options exercisable at the completion of the lease. Rent expense related to our operating leases was $108.9 million, $81.8 million and $76.5 million for the years ended 2012, 2011, and 2010, respectively.

As of December 31, 2012, the future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Years Ending December 31,	Total
2013	$110,339
2014	92,605
2015	68,940
2016	21,901
2017	83
Thereafter	—

Total	$293,868

Future minimum lease payments used in determining lease classification represent the minimum rental payments called for over the lease term, inclusive of residual value guarantees and amounts that would be required to be paid, if any, by the Company upon default for leases containing subjective acceleration or cross default clauses.

Operating leases (as lessor)

The Company’s wholly-owned subsidiary, IEL, leases revenue equipment to the Company’s owner-operators under operating leases. As of December 31, 2012, the annual future minimum lease payments receivable under operating leases were as follows (in thousands):

Years Ending December 31,	Total
2013	$86,257
2014	70,217
2015	45,018
2016	12,527
2017	144
Thereafter	—

Total	$214,163

Future minimum lease payments receivable used in determining lease classification represent the minimum rental payments called for over the lease term, inclusive of residual value guarantees and amounts that would be required to be paid to the Company upon default for leases containing subjective acceleration or cross default clauses.

In the normal course of business, some owner-operators default on their leases with the Company. The Company normally re-leases the equipment to other owner-operators, shortly thereafter. As a result, the future lease payments are reflective of payments from original leases as well as the subsequent re-leases.

Purchase commitments

As of December 31, 2012, the Company had commitments outstanding to acquire revenue equipment in 2013 and 2014 for approximately $439 million. The Company generally has the option to cancel tractor purchase orders with 60 to 90 day notice prior to the scheduled production, although the notice period has lapsed for approximately 44% of the commitments outstanding as of December 31, 2012. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.

As of December 31, 2012, we have outstanding purchase commitments of approximately $0.2 million for fuel, facilities, and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

(15) Contingencies

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

2004 owner-operator class action litigation

On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly situated persons against Swift Transportation: Garza vs. Swift Transportation Co., Inc., Case No. CV07-0472, or the Garza Complaint. The putative class originally involved certain owner-operators who contracted with us under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that we should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied plaintiff’s petition for class certification, the plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14, 2008, we filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted our petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, the plaintiff renewed the motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. Upon certification, we filed a motion to compel arbitration as well as filing numerous motions in the trial court urging dismissal on several other grounds including, but not limited to the lack of an employee as a class representative, and because the named owner-operator class representative only contracted with us for a three month period under a one year contract that no longer exists. In addition to these trial court motions, we also filed a petition for special action with the Arizona Court of Appeals arguing that the trial court erred in certifying the class because the trial court relied upon the Court of Appeals ruling that was previously overturned by the Arizona Supreme Court. On April 7, 2011, the Arizona Court of Appeals declined jurisdiction to hear this petition for special action and we filed a petition for review to the Arizona Supreme Court. On August 31, 2011, the Arizona Supreme Court declined to review the decision of the Arizona Court of Appeals. During the month of April 2012, the court issued the following rulings with respect to certain motions filed by Swift: (1) denied Swift’s motion to compel arbitration; (2) denied Swift’s request to decertify the class; (3) granted Swift’s motion that there is no breach of contract; and (4) granted Swift’s motion to limit class size based on statute of limitations. We intend to continue to pursue all available appellate relief supported by the record, which we believe demonstrates that the class is improperly certified and, further, that the claims raised have no merit. We retain all of our defenses against liability and damages. The final disposition of this case and the impact of such final disposition cannot be determined at this time.

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

California wage, meal and rest employee class action

On March 22, 2010, a class action lawsuit was filed by John Burnell, individually and on behalf of all other similarly situated persons against Swift Transportation: John Burnell and all others similarly situated v. Swift Transportation Co., Inc., Case No. CIVDS 1004377 filed in the Superior Court of the State of California, for the County of San Bernardino, or the Burnell Complaint. On September 3, 2010, upon motion by Swift, the matter was removed to the United States District Court for the central District of California, Case No. EDCV10-00809-VAP. The putative class includes drivers who worked for us during the four years preceding the date of filing alleging that we failed to pay the California minimum wage, failed to provide proper meal and rest periods, and failed to timely pay wages upon separation from employment. The Burnell Complaint was subject to a stay of proceedings pending determination of similar issues in a case unrelated to Swift, Brinker v Hohnbaum, which was then pending before the California Supreme Court. An opinion was entered in the Brinker matter and in August 2012 the stay in the Burnell Complaint was lifted.

On April 5, 2012, we were served with an additional class action complaint alleging facts similar to those as set forth in the Burnell Complaint. This new class action is James R. Rudsell, on behalf of himself and all others similarly situated v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Company, Case No. CIVDS 1200255, in the Superior Court of California for the County of San Bernardino, or the Rudsell Complaint.

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

On July 17, 2012, the parties involved in the Ridderbush Complaint engaged in a voluntary mediation session in an attempt to resolve the matter in order to avoid litigation and mitigate legal expense. In January 2013, the parties executed a settlement agreement whereby the entire matter has settled on a claims made basis. The maximum amount to be paid by Swift shall not exceed $700,000.

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

Arizona FCRA class action

On August 8, 2011, a proposed class action lawsuit was filed by Kelvin D. Daniel, Tanna Hodges, and Robert R. Bell, Jr. on behalf of themselves and all similarly situated persons against Swift Transportation Corporation: Kelvin D. Daniel, Tanna Hodges, and Robert R. Bell, Jr. et al. v. Swift Transportation Corporation, in the United States District Court for the District of Arizona, case number 2:11-CV-01548-ROS, or the Daniel Complaint. Plaintiffs sought employment with Swift Transportation of Arizona, LLC (“Swift Arizona”) and that entity has answered the complaint. The putative class includes individuals throughout the United States who sought employment with Swift Arizona and about whom Swift Arizona procured a criminal background report for employment purposes during the application process. The complaint alleges Swift Arizona violated the Fair Credit Reporting Act (“FCRA”). Among the allegations are that Swift Arizona i) did not make adequate disclosures or obtain authorizations for applicants; ii) did not issue pre-adverse action notices for in-person applicants who were not hired in whole or in part because of a background report that contained at least one derogatory item that would disqualify the person under Swift Arizona’s hiring policies; and iii) did not issue adverse action notifications to applicants who were not hired in whole or in part because of a background report that contained at least one derogatory item that would disqualify the person from under Swift Arizona’s hiring policies. In October 2011, in response to a partial motion to dismiss filed by Swift Arizona, the plaintiffs filed an amended complaint, to which Swift Arizona answered in part, and after the court denied a partial motion to dismiss, Swift Arizona filed an answer addressing the remaining allegations. On October 1, 2012, the plaintiffs filed a motion for class certification and motion for Leave to file a Second Amended Complaint. On October 5, 2012, Swift filed a motion for summary judgment. On February 11, 2013, the Court entered an Order denying plaintiff’s motion for class certification and the entire matter has been dismissed.

(16) Stockholders’ equity

Common Stock

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

Additionally, immediately prior to the IPO in December 2010, Swift Corporation merged with and into Swift Transportation Company, the registrant, with Swift Transportation Company surviving as a Delaware corporation. In the merger, all of the outstanding common stock of Swift Corporation was converted into shares of Swift Transportation Company Class B common stock on a one-for-one basis, and all outstanding stock options of Swift Corporation were converted into options to purchase shares of Class A common stock of Swift Transportation Company. All outstanding Class B shares are held by Jerry Moyes, The Jerry and Vickie Moyes Family Trust dated 12/11/87, and various Moyes children’s trusts (collectively the “Moyes affiliates”).

In December 2010 and January 2011, the Company completed an initial public offering of 79.4 million shares of its Class A common stock and received proceeds of $829.2 million net of underwriting discounts and commissions and before expenses of such issuance. The holders of Class A common stock are entitled to one vote per share and the holders of Class B common stock are entitled to two votes per share on any matter to be voted on by the stockholders. Holders of Class A and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, unless otherwise required by law and except a separate vote of each class will be required for: a) any merger or consolidation in which holders of shares of Class A common stock receive consideration that is not identical to holders of shares of Class B common stock; b) any amendment of Swift Transportation Company’s amended and restated certificate of incorporation or amended and restated bylaws that alters the relative rights of its common stockholders; and c) any increase in the authorized number of shares of Class B common stock or the issuance of shares of Class B common stock, other than such increase or issuance required to effect a stock split, stock dividend, or recapitalization pro rata with any increase or issuance of Class A common stock.

On March 12, 2012, the Moyes affiliates converted 1,068,224 shares of Class B common stock into 1,068,224 shares of Class A common stock on a one-for-one basis. During December 2011, Cactus Holding Company II, LLC, an entity controlled by Mr. Moyes, converted 6,553,253 shares of Class B common stock into 6,553,253 shares of Class A common stock on a one-for-one basis. The shares were converted in connection with a pledge of securities to support a personal loan arrangement entered into by Cactus Holding Company II, LLC and related to Mr. Moyes.

2007 Stock Plan

Description of plan— General terms

The Company’s 2007 Omnibus Incentive Plan, as amended and restated (the “2007 Plan”), is stockholder approved and permits the payment of cash incentive compensation and authorizes the granting of shares and share options to its employees and non-employee directors for up to 12 million shares of Class A common stock. As of December 31, 2012, the aggregate number of shares remaining available for issuance pursuant to the 2007 Plan was 6.2 million. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

Compensation expense related to awards under the 2007 Plan is recognized based on the number of awards expected to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Compensation expense is recorded for all stock options expected to vest based on the amortization of the fair value at the date of grant on a graded vesting attribution model basis primarily over the vesting period of the options. Unless a material deviation from the assumed forfeiture rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable.

Compensation expense related to awards under the 2007 Plan is principally related to the issuance of stock options and restricted stock awards.

Compensation expense related to stock-based compensation

The components of compensation expense related to stock-based compensation were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Stock options	$4,610	$6,645	$22,883
Restricted stock awards	35	140	—

Total compensation expenses	$4,645	$6,785	$22,883

All stock-based compensation expense is recorded in salaries, wages and employee benefits expense in the Company’s consolidated statements of operations.

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

During 2010, the Company repriced approximately 4.3 million outstanding options whose exercise price was above the IPO price to the IPO price of $11.00 per share. These options were held by approximately 1,100 employees. This resulted in $5.6 million of incremental equity compensation expense to be recognized over the remaining service period of the repriced options through August 2013.

Tax benefits recognized related to such non-cash equity compensation expense totaled $1.8 million, $2.4 million and $8.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock options

Stock options are the contingent right of award holders to purchase shares of Swift Transportation Company Class A common stock at a stated price for a limited time. For options granted prior to the Company’s IPO in December 2010, the exercise price of options granted equaled or exceeded the estimated fair value of the common stock on the date of grant. The estimated fair value of the common stock prior to the Company’s IPO in each case was determined by management based upon a number of factors, including the Company’s discounted projected cash flows, comparative multiples of similar companies, the lack of liquidity of the Company’s common stock and certain risks the Company faced at the time of the valuation. For options granted after the Company’s IPO in December 2010, the exercise price of options granted equaled the fair value of the Company’s common stock on the date of grant. The fair value of the Company’s common stock after the Company’s IPO was based on the closing price of the Company’s Class A common stock quoted on the NYSE on the date of grant.

The options have a ten year contractual terms and were granted to two categories of employees. The options granted to the first category of employees vest upon the occurrence of the earliest of (i) a sale or a change in control of the Company or, (ii) a five-year vesting period at a rate of 33 1/3% following the third anniversary date of the grant. The options granted to the second category of employees vest upon the later of (i) the occurrence of an initial public offering of the Company or (ii) a five-year vesting period at a rate of 33 1/3% following the third anniversary date of the grant. To the extent vested, both types of options become exercisable simultaneous with the closing of the earlier of (i) an initial public offering, (ii) a sale, or (iii) a change in control of the Company.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. The following table presents the weighted average assumptions used to determine the fair value of stock options issued:

	Years Ended December 31,
	2012	2011	2010
Dividend yield	0.00%	0.00%	0.00%
Risk-free rate of return	1.20%	1.89%	3.09%
Expected volatility	41.40%	40.00%	43.00%
Expected term (in years)	6.3	6.3	6.5
Weighted average fair value of stock options granted	$3.56	$4.74	$4.19

The dividend yield assumption is based on anticipated dividend payouts. The risk-free interest rate assumption is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected life at the grant date. The Company estimates the expected volatility and expected option life assumption consistent with ASC Topic 718, “Compensation – Stock Compensation.” Expected volatility is based upon an analysis of historical prices of similar market capitalized trucking group participants within the Dow Jones Total U.S. Market Index over the expected term of the options. The Company chose a daily measurement interval for historical volatility as it believes this better depicts the nature of employee option exercise decisions being based on shorter-term trends in the price of the underlying shares rather than on monthly price movements. As a result of the inability to predict the expected future employee exercise behavior, the Company estimated the expected term of the options using a simplified method based on contractual and vesting terms of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

A summary of the activity related to stock options for the year ended December 31, 2012 was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(Years)	(In thousands)
Outstanding at January 1, 2012	6,120,066	$10.41	6.70	$364
Granted	30,400	8.51
Exercised	(24,427)	11.00
Expired	(129,166)	11.00
Forfeited	(227,481)	10.05

Outstanding at December 31, 2012	5,769,392	$10.39	5.79	$1,057

Aggregate number of stock options expected to vest at a future date as of December 31, 2012	2,043,281	$9.44	7.28	$992

Exercisable at December 31, 2012	3,726,111	$10.92	4.97	$65

(1)	The aggregate intrinsic value was computed using the closing share price on December 31, 2012 of $9.12 and on December 30, 2011 of $8.24, as applicable.

The following table summarizes information regarding the exercise of stock options (in thousands, except share data):

	Years Ended December 31,
	2012	2011	2010
Number of stock options exercised	24,427	22,519	—
Intrinsic value of stock options exercised	$25	$43	$—
Cash received upon exercise of stock options	$268	$247	$—
Income tax deficiency	$370	$206	$—

A summary of the status of the Company’s nonvested shares for the year ended December 31, 2012 is as follows:

	2012
	Shares	Weighted Average Fair Value
Nonvested at January 1, 2012	3,615,776	$5.80
Granted	30,400	3.56
Vested	(1,375,414)	7.27
Forfeited	(227,481)	5.51

Nonvested at December 31, 2012	2,043,281	$4.79

As of December 31, 2012, there was $3.4 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years. This expected cost does not include the impact of any future stock based compensation awards. The total fair value of the shares vested during the years ended December 31, 2012, 2011and 2010 was $10.0 million,$9.9 million and $8.0 million, respectively.

Restricted stock awards

Restricted stock awards are shares of Swift Transportation Class A common stock that are subject to forfeiture until the lapse of defined restrictions, including time-based restrictions. Restricted stock awards are accounted for as equity awards. Accordingly, the estimated fair value of restricted stock awards is based upon the closing price of the Company’s Class A common stock on the date of grant.

The forfeiture restrictions associated with the restricted stock shares lapse on each of the first three anniversaries of the date of grant with respect to an equal installment of shares. In addition, any restricted stock shares acquired thereupon will not be transferable for a period of four years from the date of grant, other than for applicable tax withholding purposes.

In 2012 and 2011, independent members of the Company’s board of directors were granted 11,676 and 9,344 restricted stock awards of Class A shares under the 2007 Plan, respectively.

The following table presents a summary of restricted stock awards activity for the year ended December 31, 2012:

	Restricted stock awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	9,344	$14.80
Granted	11,676	11.99
Vested	(3,115)	14.80
Forfeited	—	—

Nonvested at December 31, 2012	17,905	$13.24

As of December 31, 2012, there was $105 thousand of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 2.3 years. The Company expects all of these shares to vest at a future date.

2012 Employee Stock Purchase Plan

In 2012, the Company’s board of directors adopted and its stockholders approved the Swift Transportation Company 2012 Employee Stock Purchase Plan (“2012 ESPP”). The 2012 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is considered noncompensatory. Pursuant to the 2012 ESPP, the Company is authorized to issue up to 2 million shares of its Class A common stock to eligible employees who participate in the plan. Employees are eligible to participate in the 2012 ESPP following at least 90 days of employment with the Company or any of its Participating Subsidiaries, as defined. Under the terms of the 2012 ESPP, eligible employees may elect to purchase common stock through payroll deductions, not to exceed 15 percent of their gross cash compensation, as defined. The purchase price of the common stock is 95 percent of the common stock’s fair market value quoted on the NYSE on the last trading day of each offering period. For 2012, the two offering periods were from August 1, 2012 to September 30, 2012 and October 1, 2012 to December 31, 2012. For years subsequent to 2012, there are four three month offering periods corresponding to the calendar quarters. Each eligible employee is restricted to purchasing a maximum of $6,250 of common stock during an offering period determined by the fair market value of the common stock as of the first day of the offering period and $25,000 of common stock during a calendar year. Employees who own 5 percent or more of the total voting power or value of all classes of common stock are restricted from participating in the 2012 ESPP.

During the year ended December 31, 2012, the Company issued 16,221 shares, under the 2012 ESPP at an average price per share of $8.19 per share. As of December 31, 2012, the Company is authorized to issue an additional 1.98 million shares under the 2012 ESPP.

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

In connection with the second amendment of the Company’s previous credit facility on October 2009, Mr. Moyes agreed to cancel $125.8 million of the Company’s senior notes he held in return for a $325.0 million reduction of the stockholder loan. The floating rate notes held by Mr. Moyes, totaling $36.4 million in principal amount, were cancelled at closing on October 13, 2009 and, correspondingly, the stockholder loan was reduced by $94.0 million. The fixed rate notes held by Mr. Moyes, totaling $89.4 million in principal amount, were cancelled in January 2010 and the stockholder loan was reduced further by an additional $231.0 million. The amount of the stockholder loan cancelled in exchange for the contribution of notes was negotiated by Mr. Moyes with the steering committee of lenders, comprised of a number of the largest lenders (by holding size) and the Administrative Agent of the Credit Agreement.

The $244.6 million remaining balance of the stockholder loan, $6.2 million of which was attributable to interest accrued for in 2010 and added to the stockholder loan balance as paid-in-kind interest, was cancelled by the Company prior to the consummation of its IPO in December 2010. Due to the classification of the stockholder loan as contra-equity, the reductions in the stockholder loan did not reduce the Company’s stockholders’ equity.

An entity affiliated with the Moyes affiliates was obligor on a $1.7 million obligation with our wholly-owned subsidiary, IEL, at December 31, 2009 and because of the affiliated status of the obligor, this obligation was recorded as contra-equity within stockholders’ deficit. The obligation was guaranteed by Jerry Moyes. This obligation was cancelled by the Company prior to the consummation of its IPO in December 2010.

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

(17) Income taxes

Income tax expense (benefit) was (in thousands):

	2012	2011	2010
Current expense (benefit):
Federal	$9,913	$2,775	$16,190
State	2,641	4,081	1,113
Foreign	1,949	2,232	1,841

	14,503	9,088	19,144
Deferred expense (benefit):
Federal	47,501	46,485	(61,059)
State	(2,057)	2,430	(1,100)
Foreign	1,113	279	(417)

	$46,557	49,194	(62,576)

Income tax expense (benefit)	$61,060	$58,282	$(43,432)

During the year ended December 31, 2010, the Company filed various federal and state subchapter S corporation income tax returns for its final subchapter S corporation period, which reflected taxable income. Certain state tax jurisdictions required the Company to withhold and remit tax payments on behalf of the stockholders with the filing of these state S corporation tax returns. During the year ended December 31, 2010, the Company paid, on behalf of the stockholders, $1.3 million of tax payments to certain of these state tax jurisdictions. These tax payments are reflected as tax distributions on behalf of stockholders in the statement of stockholders’ equity (deficit).

The Company’s effective tax rate was 34.8%, 39.2%, and 25.7% for the years ended December 31, 2012, 2011 and 2010, respectively. Actual tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate income tax rate of 35% to earnings before income taxes) as follows (in thousands):

	2012	2011	2010
Computed “expected” tax expense (benefit)	$61,477	$52,091	$(59,095)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	6,073	7,260	(3,406)
Effect of tax rates different than statutory (Foreign)	(2,439)	(2,265)	(2,007)
State tax rate change in deferred items	(6,414)	(2,178)	3,030
Effect of providing taxes on mark-to-market adjustment of derivatives recorded in accumulated OCI	1,785	5,270	11,885
Effect of tax benefit arising from employment tax credits	(3,017)	(2,715)	(201)
Other	3,595	819	6,362

	$61,060	$58,282	$(43,432)

The components of the net deferred tax asset (liability) as of December 31, 2012 and 2011 were (in thousands):

	2012	2011
Deferred tax assets:
Self-insurance accruals	$43,877	$43,899
Allowance for doubtful accounts	7,843	4,619
Derivative financial instruments	5,021	3,896
Vacation accrual	3,541	3,610
Employment tax credit carryforwards	2,284	3,928
Deferred freight revenue	274	3,852
Tractor lease accrual	3,406	3,660
Net operating loss	74,929	133,429
Amortization of stock options	12,628	11,212
Other	12,335	5,789

Total deferred tax assets	166,138	217,894
Valuation allowance	—	(69)

Total deferred tax assets, net	166,138	217,825
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(363,082)	(362,941)
Prepaid taxes, licenses and permits deducted for tax purposes	(10,218)	(9,644)
Cancellation of debt	(9,409)	(9,443)
Intangible assets	(122,434)	(131,918)
Other	(4,987)	(2,907)

Total deferred tax liabilities	(510,130)	(516,853)

Net deferred tax liability	$(343,992)	$(299,028)

These amounts are presented in the accompanying consolidated balance sheets in the indicated captions, except the current deferred tax liability which is included in accrued liabilities, at December 31, 2012 and 2011 as follows (in thousands):

	2012	2011
Current deferred tax asset	$98,235	$96,885
Current deferred tax liability	(1,070)	(674)
Noncurrent deferred tax liability	(441,157)	(395,239)

Net deferred tax liability	$(343,992)	$(299,028)

As of December 31, 2012, the Company had a federal net operating loss carryforward of $192.9 million expiring by 2030. Additionally, the Company has state net operating loss carryforwards, with an estimated tax effect of $5.5 million, available at December 31, 2012. The state net operating losses will expire at various times between 2013 and 2030. The Company had established a valuation allowance $0.1 million as of December 31, 2011, for net operating loss carryforwards that we considered unlikely to be used prior to expiration. The elimination of the valuation allowance in 2012 is due to utilization of losses during the current year. All other deferred tax assets are considered more likely than not to be realized as they are expected to be utilized by the reversal of the existing deferred tax liabilities and continued profitability in future periods.

U.S. income and foreign withholding taxes have not been provided on approximately $9.9 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the U.S. As the Company intends to reinvest these earnings indefinitely outside the U.S., it is not required to provide U.S. income taxes on them until they are repatriated in the form of dividends or otherwise.

The reconciliation of our unrecognized tax benefits for the years ending December 31, 2012, 2011 and 2010, is as follows (in thousands):

	2012	2011	2010
Unrecognized tax benefits at beginning of year	$2,332	$5,702	$3,531
Increases for tax positions taken prior to beginning of year	149	28	2,227
Decreases for tax positions taken prior to beginning of year	(53)	(3,106)	—
Settlements	(43)	(292)	—
Lapse of statute of limitations	—	—	(56)

Unrecognized tax benefits at end of year	$2,385	$2,332	$5,702

Prior to the Company’s merger with Swift Transportation Co., the Company did not have any unrecognized tax benefits. As of December 31, 2012, we had unrecognized tax benefits totaling approximately $2.4 million, all of which would favorably impact our effective tax rate if subsequently recognized.

During the year ended December 31, 2011, the Company concluded its federal examination for certain of its subsidiaries for tax years 2005, 2006 and the short period ending May 10, 2007. In addition, the Company concluded its California examination for certain of its subsidiaries for tax years 1997, 1998, 2003 and 2004. The Company also concluded various other state examinations for certain of its subsidiaries during the years ended December 31, 2012, 2011 and 2010. The conclusion of these examinations resulted in $0.1 million, $0.5 million, and $0.0 million of additional tax payments made during 2012, 2011 and 2010, respectively. Also in conjunction with these examinations, interest and/or penalties in the amounts of $0.0 million, $0.3 and $0.0 million were paid during 2012, 2011 and 2010, respectively. Certain of the Company’s subsidiaries are currently under examination by the state of California for the 2005, 2006 and May 10, 2007 tax years. In addition, other state jurisdictions are conducting examinations for years ranging from 2007 to 2011. The Company, during 2013, anticipates concluding its California examination for 2005, 2006 and May 10, 2007. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Years subsequent to 2008 remain subject to examination.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of December 31, 2012, 2011 and 2010, were approximately $1.3 million, $1.1 million and $2.0 million, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company anticipates that the total amount of unrecognized tax benefits may decrease by approximately $0.7 million during the next twelve months, which will not have a material impact on the financial statements.

(18) Employee benefit plan

The Company maintains a 401(k) benefit plan available to all employees who are 19 years of age or older and have completed six months of service. Under the plan, the Company has the option to match employee discretionary contributions up to 3% of an employee’s compensation. Employees’ rights to employer contributions vest after five years from their date of employment.

For the years ended December 31, 2012, 2011 and 2010, the Company’s expense totaled approximately $5.4 million, $6.1 million and $5.3 million, respectively. As of December 31, 2012 and 2011, $4.4 million and $4.3 million, respectively, were owed to the plan by the Company in respect of such matching contributions.

(19) Key customer

Services provided to the Company’s largest customer, Wal-Mart and its subsidiaries, generated 12.5%, 10.8% and 10.3% of operating revenue in 2012, 2011 and 2010, respectively. Operating revenue generated by Wal-Mart is reported in the Truckload and Dedicated operating segments. No other customer accounted for 10% or more of operating revenue in the reporting period.

(20) Related party transactions

The Company provided and received freight services, facility leases, equipment leases and other services, including repair and employee services to and from several companies controlled by and/or affiliated with Jerry Moyes, as follows (in thousands):

	For the Year Ended December 31, 2012
	Central Freight Lines, Inc.	Central Refrigerated Services, Inc.	Other Affiliated Entities	Total
Services Provided by Swift:
Freight Services(1)	$8,117	$20	$668	$8,805
Facility Leases	$602	$—	$20	$622
Services Received by Swift:
Freight Services(2)	$50	$1,189	$—	$1,239
Facility Leases	$597	$92	$—	$689
Other Services(3)	$—	$31	$1,175	$1,206

	As of December 31, 2012
Receivable	$1,085	$—	$40	$1,125
Payable	$3	$41	$510	$554

	For the Year Ended December 31, 2011
	Central Freight Lines, Inc.	Central Refrigerated Services, Inc.	Other Affiliated Entities	Total
Services Provided by Swift:
Freight Services(1)	$9,345	$90	$484	$9,919
Facility Leases	$505	$5	$20	$530
Services Received by Swift:
Freight Services(2)	$46	$1,486	$—	$1,532
Facility Leases	$451	$94	$—	$545
Other Services(3)	$—	$13	$417	$430

	As of December 31, 2011
Receivable	$1,625	$5	$80	$1,710
Payable	$3	$36	$10	$49

	For the Year Ended December 31, 2010
	Central Freight Lines, Inc.	Central Refrigerated Services, Inc.	Other Affiliated Entities	Total
Services Provided by Swift:
Freight Services(1)	$7,406	$109	$290	$7,805
Facility Leases	$521	$—	$20	$541
Services Received by Swift:
Freight Services(2)	$74	$1,807	$—	$1,881
Facility Leases	$442	$83	$—	$525
Other Services(3)	$—	$37	$1	$38

(1)	The rates the Company charges for freight services to each of these companies for transportation services are market rates, which are comparable to what it charges third-party customers. These transportation services provided to affiliated entities provide the Company with an additional source of operating revenue at its normal freight rates.
(2)	Transportation services received from Central Freight represent LTL (less-than-truckload) freight services rendered to haul parts and equipment to Company shop locations. The rates paid to Central Freight for these loads are comparable to market rates charged by other non-affiliated LTL carriers. Transportation services received from Central Refrigerated primarily represents brokered freight. The loads are brokered out to the third party provider at rates lower than the rate charged to the customer, therefore allowing the Company to realize a profit. These brokered loads make it possible for the Company to provide freight services to customers even in areas that the Company does not serve, providing the Company with an additional source of income.
(3)	Other services received by the Company from the identified related parties included: insurance claim liability; executive air transport; fuel storage; event fees; equipment purchases; and miscellaneous repair services.

In addition to the transactions identified above, the Company had the following related party activity as of and for the years ended December 31, 2012, 2011 and 2010:

The Company has obtained legal services from Scudder Law Firm. Earl Scudder, a former member of the board of directors through May 2010, is a member of Scudder Law Firm. The rates charged to the Company for legal services reflect market rates charged by unrelated law firms for comparable services. For the year ended December 31, 2010, Swift incurred fees for legal services from Scudder Law Firm, a portion of which were provided by Mr. Scudder, in the amount of $1.4 million.

Prior to April 2011, IEL contracted its personnel from a third party, Transpay, Inc. (“Transpay”), which is partially owned by Jerry Moyes. Transpay was responsible for all payroll related liabilities and employee benefits administration. For the year ended December 31, 2010, the Company paid Transpay $0.8 for the employee services and administration fees. During 2011, these contracted personnel were transferred to and employed by IEL, which resulted in the Company being responsible for all salaries and wages, payroll related liabilities and employee benefits of these employees. Transpay continued to provide IEL third-party administration services. For the years ended December 31, 2012 and 2011, the Company paid Transpay $71 thousand and $178 thousand, respectively, for these services. As of December 31, 2012 and 2011, the Company had no outstanding balances payable to Transpay.

In addition to the above referenced transactions, in November 2010, Central Refrigerated acquired a membership interest in Red Rock (Swift’s subsidiary captive insurance entity) for a $100,000 capital investment in order to participate in a common interest motor carrier risk retention group, which required the participation by a second carrier, through which Red Rock issued Central Refrigerated a $2.0 million auto liability insurance policy. Under this auto liability insurance policy, Central Refrigerated is responsible for the first $1 million per occurrence in claims and 25% of any claims between $1 million and $2 million per occurrence, with Red Rock insuring 75% of any claims in this $1 million to $2 million layer. This auto liability insurance policy was issued in 2010 and renewed in 2011 and 2012. Central Refrigerated obtains insurance from other third-party carriers for claims in excess of $2 million. Red Rock provides this coverage to Central Refrigerated for an annual premium of approximately $0.5 million for the 2010 and 2011 policy years and $0.8 for the 2012 policy year. In addition to the annual premium, Central Refrigerated issued a $2.4 million letter of credit to Red Rock to support the collateral requirements pursuant to the policy. After reasonable investigation and market analysis, the terms of Central Refrigerated’s participation in Red Rock and the pricing of the auto liability coverage provided thereunder is comparable to the market price of similar insurance coverage offered by third-party carriers in the industry. The inclusion of the similar risk of this third party supports the standing of the Company’s risk retention group with the insurance regulators. Premiums under the policy are payable monthly. As of December 31, 2012, the total premium receivable due from Central Refrigerated was $0.6 million.

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

Refer to Notes 16 which includes a discussion of stockholder loans and stockholder distributions.

(21) Fair value measurements

ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of December 31, 2012 and 2011, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2012 and December 31, 2011 (in thousands):

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Fixed maturity securities-restricted	$22,275	$22,271	$—	$—
Financial Liabilities:
Senior secured first lien term loan B-1 tranche	157,095	157,346	—	—
Senior secured first lien term loan B-2 tranche	575,560	582,236	—	—
Interest rate swaps	13,012	13,012	10,061	10,061
Senior secured first lien term loan	—	—	925,534	923,220
Senior second priority secured notes	492,561	541,817	491,298	517,091
Fixed rate notes	—	—	15,638	16,420
Securitization of accounts receivable	204,000	204,000	180,000	180,000

The carrying amounts shown in the table (other than the securitization of accounts receivable, restricted fixed maturity securities and interest rate swaps) are included in the consolidated balance sheet in Long-term debt and obligations under capital leases (current and non-current portions). The estimated fair values of the financial instruments shown in the above table as of December 31, 2012 and 2011 represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances.

The following summary presents a description of the methods and assumptions used to estimate the fair value of each class of financial instrument.

Restricted fixed maturity securities

The estimated fair value of the Company’s fixed maturity securities investments are based on quoted prices in active markets that are readily and regularly obtainable.

First lien term loan and senior second priority secured notes

The fair values of the first lien term loans, senior second priority secured notes, and fixed rate notes were determined by bid prices in trading between qualified institutional buyers.

Securitization of accounts receivable

The Company’s securitization of accounts receivable consists of borrowings outstanding pursuant to the Company’s 2011 RSA, as discussed in Note 9. Its fair value is estimated by discounting future cash flows using a discount rate commensurate with the uncertainty involved.

Interest rate swaps

The Company’s interest rate swap agreements were carried on the balance sheet at estimated fair value at December 31, 2012 and consisted of two interest rate swaps. These swaps were entered into for the purpose of hedging the variability of interest expense and interest payments on the Company’s long-term variable rate debt. Because the Company’s interest rate swaps are not actively traded, they are valued using valuation models. Interest rate yield curves and credit spreads derived from trading levels of the Company’s first lien term loan are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments the Company holds. The Company considers the effect of its own credit standing and that of its counterparties in the valuations of its derivative financial instruments. As of December 31, 2012, the Company had recorded a credit valuation adjustment of $0.8 million, based on the credit spread derived from trading levels of the Company’s first lien term loan, to reduce the interest rate swap liability to its fair value.

Fair value hierarchy

ASC Topic 820 establishes a framework for measuring fair value in accordance with GAAP and expands financial statement disclosure requirements for fair value measurements. ASC Topic 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

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

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company will measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Following is a brief summary of the Company’s classification within the fair value hierarchy of each major category of assets and liabilities that it measures and reports on its balance sheet at estimated fair value on a recurring basis as of December 31, 2012:

•

Interest rate swaps. The Company’s interest rate swaps are not actively traded but are valued using valuation models and credit valuation adjustments, both of which use significant inputs that are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classified these valuation techniques as Level 2 in the hierarchy.

For the year ended December 31, 2012, no assets of the Company were measured at estimated fair value on a recurring basis. As of December 31, 2012 and 2011, information about inputs into the fair value measurements of each major category of the Company’s liabilities that were measured at fair value on a recurring basis in periods subsequent to their initial recognition was as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2012:
Liabilities:
Interest rate swaps	$13,012	$—	$13,012	$—
As of December 31, 2011:
Liabilities:
Interest rate swaps	$10,061	$—	$10,061	$—

As of December 31, 2012, information about inputs into the estimated fair value measurements of the Company’s assets that were measured at estimated fair value on a nonrecurring basis in the period is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
	Total	Markets for	Other	Significant
	Estimated	Identical Assets	Observable	Unobservable	Total Gains
Description	Fair Value	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	(Losses)
As of December 31, 2012:
Real property	$665	$—	$—	$665	$(1,065)
Other assets	$—	$—	$—	$—	$(2,322)
Note receivable	$1,000	$—	$—	$1,000	$(5,979)
As of December 31, 2010:
Long lived assets held for sale	$2,277	$—	$—	$2,277	$(1,274)

In the fourth quarter of 2012, a deposit related to the purchase of certain fuel technology equipment and a related asset were written off as the supplier ceased operations, resulting in a pre-tax impairment of $2.3 million. Swift Power Services, LLC (“SPS”), an entity in which we own a minority interest, failed to make its first scheduled principal payment and quarterly interest payment to us on December 31, 2012 due to a decline in its financial performance resulting from, among other things, a legal dispute with the former owners and its primary customer. This caused us to re-evaluate the secured promissory note due from SPS for impairment, which resulted in a $6.0 million pre-tax adjustment that was recorded in Impairments of non-operating assets in the fourth quarter of 2012. In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, real property with a carrying amount of $1.7 million was written down to its estimated fair value of $0.6 million during the first quarter of 2012, resulting in an impairment charge of $1.1 million, which was included in Impairments in the Company’s consolidated statements of operations. The impairment of this asset was identified due to the Company’s decision to no longer use this property for its initial intended purpose. The Company estimated its fair value using significant unobservable inputs because there have been no recent sales of similar properties in the market place.

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

(22) Intangible assets

Intangible assets as of December 31, 2012 and 2011 were (in thousands):

	2012	2011
Customer Relationship:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(122,800)	(105,875)
Owner-Operator Relationship:
Gross carrying value	3,396	3,396
Accumulated amortization	(3,396)	(3,396)
Trade Name:
Gross carrying value	181,037	181,037

Intangible assets, net	$333,561	$350,486

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

Amortization of intangibles for 2012, 2011 and 2010 is comprised of $15.8 million, $17.1 million and $19.3 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $1.2 million in each year related to previous intangible assets existing prior to the 2007 going private transaction. Management estimates that non-cash amortization expense associated with all of the intangibles on the balance sheet as of December 31, 2012 will be $16.8 million in each year from 2013 through 2017, all but $1.2 million of which, in each period, represents amortization of the intangible assets recognized in conjunction with the 2007 going private transaction. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

(23) Goodwill

For the years ended December 31, 2012, 2011 and 2010, there were no changes to the carrying amount of goodwill. Based on the results of the Company’s annual evaluation as of November 30, 2012 and 2011, there was no indication of impairment of goodwill and indefinite-lived intangible assets.

(24) Earnings (loss) per share

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

	Year ending December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Net income (loss)	$114,589	$90,550	$(125,413)

Basic:
Weighted average common shares outstanding	139,532	139,155	63,339
Diluted:
Dilutive effect of stock options	87	508	—

Total weighted average diluted shares outstanding	139,619	139,663	63,339

Anti-dilutive shares excluded from the diluted earnings per share calculation (1)	4,356	5,978	6,100

Earnings per share:
Basic earnings (loss) per share	$0.82	$0.65	$(1.98)
Diluted earnings (loss) per share	$0.82	$0.65	$(1.98)

(1)	Impact of outstanding options to purchase shares of the Company’s Class A common stock were anti-dilutive because the options exercise price was greater than the average market price of the common shares and were excluded from the calculation of diluted earnings per share.

(25) Change in estimate

During the year ended 2010, management undertook an evaluation of the Company’s revenue equipment and concluded it would be more cost effective to scrap approximately 7,000 dry van trailers rather than to maintain them in the operating fleet and is continuing the process of scrapping them. These trailers did not qualify for asset held for sale treatment and were thus considered long-lived assets held and used. As a result, management revised its previous estimates regarding remaining useful lives and estimated residual values for these trailers, resulting in incremental depreciation expense in the first quarter of 2010 of $7.4 million.

(26) Quarterly results of operations (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2012
Operating revenue	$826,885	$872,584	$871,094	$922,619
Operating income	$57,902	$86,677	$70,357	$107,110
Net income	$6,188	$33,699	$27,852	$46,850
Basic and diluted earnings per share	$0.04	$0.24	$0.20	$0.34
Year Ended December 31, 2011
Operating revenue	$758,889	$850,470	$863,826	$860,723
Operating income	$46,729	$72,567	$89,697	$97,020
Net income	$3,205	$19,583	$30,950	$36,812
Basic and diluted earnings per share	$0.02	$0.14	$0.22	$0.26

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. These results are not necessarily indicative of future quarterly results.

(27) Settlement—City of Los Angeles

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

(28) Segment information

During the fourth quarter of 2012, the Company re-evaluated its management reporting structure, which resulted in separating the business into three reportable segments. The Company’s three reportable operating segments consist of Truckload, Dedicated and Intermodal. Prior period results have been prepared under this same segment presentation.

•

Truckload. The truckload segment consists of one-way movements over irregular routes throughout the United States, Mexico, and in Canada. This service utilizes both company and owner-operator tractors with dry van, flatbed, and other specialized trailing equipment.

•

Dedicated. Through the dedicated segment, the Company devotes use of equipment and offers tailored solutions under long-term contracts. This dedicated segment utilizes refrigerated, dry van, flatbed and other specialized trailing equipment.

•

Intermodal. The Intermodal segment includes revenue generated by moving freight over the rail in our containers and other trailing equipment, combined with revenue for drayage to transport loads between the railheads and customer locations.

•

Other businesses. Nonreportable segments are comprised of the Company’s freight brokerage and logistics management services, as well as revenue generated by the Company’s subsidiaries offering support services to its customers and owner-operators, including shop maintenance, equipment leasing, and insurance.

The Company uses the “management approach” to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that the Company’s management uses to make operating decisions. The chief operating decision makers use operating revenues, operating expense categories, operating ratios, operating income and key operating statistics to evaluate performance and allocate resources to the Company’s operations.

Operating income is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources and, consistent with GAAP accounting guidance for segment reporting, it is the Company’s measure of segment performance and is reported below. Operating income should not be viewed as a substitute for GAAP net income (loss). The Company believes the presentation of operating income enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business segments.

Operating income is defined as operating revenues less operating expenses, before tax.

Based on the unique nature of the operating structure of the Company revenue generating assets are interchangeable between segments. Therefore the Company does not prepare separate balance sheets by segment as assets are not separately identifiable by segment. The Company allocates depreciation and amortization expense on its property and equipment to the segments based on the utilization of the asset by the segment during the period.

The Company’s foreign operations total revenue was less than 5.0% of the Company’s total revenue as of December 31, 2012, 2011 and 2010.

Set forth in the tables below is certain financial information with respect to the Company’s reportable segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.

	Operating Revenues
	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Truckload	$2,282,342	$2,336,056	$2,078,687
Dedicated	724,405	625,268	514,005
Intermodal	333,938	237,875	212,285

Subtotal	3,340,685	3,199,199	2,804,977
Nonreportable segments	211,112	192,987	142,974
Intersegment eliminations	(58,615)	(58,278)	(18,228)

Consolidated operating revenue	$3,493,182	$3,333,908	$2,929,723

	Operating Income (Loss)
	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Truckload	$246,005	$222,954	$193,489
Dedicated	74,026	69,753	66,573
Intermodal	(6,854)	3,146	5,827

Subtotal	313,177	295,853	265,889
Nonreportable segments	8,869	10,160	(22,834)

Consolidated operating income	$322,046	$306,013	$243,055

	Depreciation and Amortization Expense
	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Truckload	$121,004	$135,863	$134,603
Dedicated	44,088	39,888	33,486
Intermodal	9,041	7,805	5,759

Subtotal	174,133	183,556	173,848
Nonreportable segments	25,696	20,617	32,431

Consolidated depreciation and amortization expense	$199,829	$204,173	$206,279

Other Intersegment Transactions

Certain operating segments provide transportation and related services for other affiliates outside their reportable segment. Revenues for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenues of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenues and expenses are eliminated in our consolidated results.

(29) Guarantor condensed consolidating financial statements

The payment of principal and interest on the Company’s senior second priority secured notes are guaranteed by the Company’s 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”) other than its driver academy subsidiary, its captive insurance subsidiaries, its special-purpose receivables securitization subsidiary, and its foreign subsidiaries (the “Non-guarantor Subsidiaries”). The separate financial statements of the Guarantor Subsidiaries are not included herein because the Guarantor Subsidiaries are the Company’s 100% owned consolidated subsidiaries and are jointly, severally, fully and unconditionally liable for the obligations represented by the senior second priority secured notes.

The consolidating financial statements present consolidating financial data for (i) Swift Transportation Company (on a parent only basis), (ii) Swift Services Holdings, Inc. (on an issuer only basis), (iii) the combined Guarantor Subsidiaries, (iv) the combined Non-Guarantor Subsidiaries, (v) an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and (vi) the parent company and subsidiaries on a consolidated basis as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012.

Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed consolidating balance sheet as of December 31, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$—	$—	$43,877	$9,719	$—	$53,596
Restricted cash	—	—	—	51,678	—	51,678
Restricted fixed maturity securities, held to maturity, amortized cost	—	—	—	22,275	—	22,275
Accounts receivable, net	—	—	17,643	324,597	(3,516)	338,724
Intercompany receivable (payable)	24,239	430,030	(507,934)	53,665	—	—
Other current assets	57,914	181	136,582	13,587	—	208,264

Total current assets	82,153	430,211	(309,832)	475,521	(3,516)	674,537

Property and equipment, net	—	—	1,274,636	37,178	—	1,311,814
Investment in subsidiaries	106,194	757,590	904,312	—	(1,768,096)	—
Other assets	250	2,301	81,104	4,974	(29,619)	59,010
Intangible assets, net	—	—	323,134	10,427	—	333,561
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$188,597	$1,190,102	$2,520,331	$534,379	$1,801,231	$2,632,178

Current portion of long-term debt and obligations under capital leases	$—	$—	$45,703	$28,301	$(26,509)	$47,495
Other current liabilities	1,656	6,389	242,954	28,315	(3,516)	275,798

Total current liabilities	1,656	6,389	288,657	56,616	(30,025)	323,293

Long-term debt and obligations under capital leases	—	492,561	827,972	6,116	(3,110)	1,323,539
Deferred income taxes	(19,372)	(346)	455,874	5,001	—	441,157
Securitization of accounts receivable	—	—	—	204,000	—	204,000
Other liabilities	—	—	60,502	49,576	—	110,078

Total liabilities	(17,716)	498,604	1,633,005	321,309	(33,135)	2,402,067

Total stockholders’ equity	206,313	691,498	887,326	213,070	(1,768,096)	230,111

Total liabilities and stockholders’ equity	$188,597	$1,190,102	$2,520,331	$534,379	$(1,801,231)	$2,632,178

Condensed consolidating balance sheet as of December 31, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$11,132	$—	$64,717	$6,235	$—	$82,084
Restricted cash	—	—	—	71,724	—	71,724
Accounts receivable, net	—	—	17,234	310,997	(4,196)	324,035
Intercompany receivable (payable)	—	442,000	(497,693)	55,693	—	—
Other current assets	69,060	19,203	91,760	9,784	—	189,807

Total current assets	80,192	461,203	(323,982)	454,433	(4,196)	667,650

Property and equipment, net	—	—	1,264,765	35,232	—	1,299,997
Investment in subsidiaries	(42,814)	—	177,374	—	(134,560)	—
Other assets	417	2,692	101,663	6,147	(42,128)	68,791
Intangible assets, net	—	—	339,281	11,205	—	350,486
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$37,795	$463,895	$1,806,078	$513,296	$(180,884)	$2,640,180

Current portion of long-term debt and obligations under capital leases	$—	$—	$58,806	$37,426	$(36,893)	$59,339
Other current liabilities	1,460	6,389	225,604	28,219	(4,196)	257,476

Total current liabilities	1,460	6,389	284,410	65,645	(41,089)	316,815

Long-term debt and obligations under capital leases	—	491,298	1,037,783	6,258	(5,235)	1,530,104
Deferred income taxes	(50,715)	(198)	442,261	3,891	—	395,239
Securitization of accounts receivable	—	—	—	180,000	—	180,000
Other liabilities	—	—	63,286	47,183	—	110,469

Total liabilities	(49,255)	497,489	1,827,740	302,977	(46,324)	2,532,627

Total stockholders’ equity (deficit)	87,050	(33,594)	(21,662)	210,319	(134,560)	107,553

Total liabilities and stockholders’ equity (deficit)	$37,795	$463,895	$1,806,078	$513,296	$(180,884)	$2,640,180

Condensed consolidating statement of operations for the year ended December 31, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$3,429,598	$147,649	$(84,065)	$3,493,182

Operating expenses:
Salaries, wages and employee benefits	4,645	—	773,162	26,189	—	803,996
Operating supplies and expenses	2,503	12	236,524	12,769	(6,723)	245,085
Fuel	—	—	581,735	20,880	—	602,615
Purchased transportation	—	—	1,048,259	21,738	(59,812)	1,010,185
Rental expense	—	—	105,855	3,752	(686)	108,921
Insurance and claims	—	—	85,884	38,529	(16,844)	107,569
Depreciation and amortization of property and equipment	—	—	195,809	4,020	—	199,829
Amortization of intangibles	—	—	16,147	778	—	16,925
Impairments	—	—	3,387	—	—	3,387
Gain on disposal of property and equipment	—	—	(13,960)	(120)	—	(14,080)
Communication and utilities	—	—	23,673	928	—	24,601
Operating taxes and licenses	—	—	53,437	8,666	—	62,103

Total operating expenses	7,148	12	3,109,912	138,129	(84,065)	3,171,136

Operating (loss) income	(7,148)	(12)	319,686	9,520	—	322,046

Interest expense, net	—	51,654	65,283	4,157	—	121,094
Loss on debt extinguishment	—	—	22,219	—	—	22,219
Other (income) expenses	(118,843)	(80,090)	(43,667)	(10,284)	255,968	3,084

Income before income taxes	111,695	28,424	275,851	15,647	(255,968)	175,649
Income tax (benefit) expense	(2,894)	(19,167)	76,918	6,203	—	61,060

Net income	$114,589	$47,591	$198,933	$9,444	$(255,968)	$114,589

Condensed consolidating statement of operations for the year ended December 31, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$3,275,142	$138,091	$(79,325)	$3,333,908

Operating expenses:
Salaries, wages and employee benefits	6,784	—	756,758	26,346	—	789,888
Operating supplies and expenses	3,044	5	219,814	21,514	(6,171)	238,206
Fuel	—	—	612,529	19,023	—	631,552
Purchased transportation	—	—	926,151	15,893	(52,612)	889,432
Rental expense	—	—	81,345	1,238	(742)	81,841
Insurance and claims	—	—	76,926	37,951	(19,800)	95,077
Depreciation and amortization of property and equipment	—	—	201,217	2,956	—	204,173
Amortization of intangibles	—	—	17,415	843	—	18,258
(Gain) loss on disposal of property and equipment	—	—	(8,529)	55	—	(8,474)
Communication and utilities	—	—	25,000	999	—	25,999
Operating taxes and licenses	—	—	53,557	8,386	—	61,943

Total operating expenses	9,828	5	2,962,183	135,204	(79,325)	3,027,895

Operating (loss) income	(9,828)	(5)	312,959	2,887	—	306,013

Interest expense, net	—	51,600	101,835	5,695	—	159,130
Other (income) expenses	(95,283)	(22,277)	18,524	(23,272)	120,359	(1,949)

Income (loss) before income taxes	85,455	(29,328)	192,600	20,464	(120,359)	148,832
Income tax (benefit) expense	(5,095)	(18,911)	75,041	7,247	—	58,282

Net income (loss)	$90,550	$(10,417)	$117,559	$13,217	$(120,359)	$90,550

Condensed consolidating statement of operations for the year ended December 31, 2010

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$2,881,441	$155,301	$(107,019)	$2,929,723

Operating expenses:
Salaries, wages and employee benefits	22,883	—	716,125	24,954	—	763,962
Operating supplies and expenses	6,919	—	180,815	36,203	(5,972)	217,965
Fuel	—	—	452,092	16,412	—	468,504
Purchased transportation	—	—	807,822	8,694	(45,183)	771,333
Rental expense	—	—	76,004	1,300	(764)	76,540
Insurance and claims	—	—	85,323	57,188	(55,100)	87,411
Depreciation and amortization of property and equipment	—	—	203,603	2,676	—	206,279
Amortization of intangibles	—	—	19,540	932	—	20,472
Impairments	—	—	1,274	—	—	1,274
(Gain) loss on disposal of property and equipment	—	—	(8,347)	60	—	(8,287)
Communication and utilities	—	—	24,149	878	—	25,027
Operating taxes and licenses	—	—	48,594	7,594	—	56,188

Total operating expenses	29,802	—	2,606,994	156,891	(107,019)	2,686,668

Operating (loss) income	(29,802)	—	274,447	(1,590)	—	243,055

Interest expense, net	—	1,431	311,940	6,778	—	320,149
Loss on debt extinguishment	—	—	95,461	—	—	95,461
Other (income) expenses	105,654	—	12,606	(39,080)	(82,890)	(3,710)

Income (loss) before income taxes	(135,456)	(1,431)	(145,560)	30,712	82,890	(168,845)
Income tax (benefit) expense	(10,043)	(530)	(40,807)	7,948	—	(43,432)

Net (loss) income	$(125,413)	$(901)	$(104,753)	$22,764	$82,890	$(125,413)

Condensed consolidating statement of cash flows for the year ended December 31, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$13,076	$(11,970)	$401,918	$3,532	$—	$406,556

Cash flows from investing activities:
Decrease in restricted cash	—	—	—	20,046	—	20,046
Change in fixed maturity securities-restricted	—	—	—	(22,275)	—	(22,275)
Funding of note receivable	—	—	(7,500)	—	—	(7,500)
Proceeds from sale of property and equipment	—	—	117,438	1,180	—	118,618
Capital expenditures	—	—	(289,959)	(3,257)	—	(293,216)
Payments received on notes receivable	—	—	5,948	—	—	5,948
Expenditures on assets held for sale	—	—	(12,040)	—	—	(12,040)
Payments received on assets held for sale	—	—	12,778	—	—	12,778
Payments received on equipment sale receivables	—	—	5,642	—	—	5,642
Payments received on intercompany notes payable	—	—	2,125	—	(2,125)	—
Dividend from subsidiary	—	—	6,700	—	(6,700)	—
Other investing activities	—	—	(500)	—	—	(500)

Net cash used in investing activities	—	—	(159,368)	(4,306)	(8,825)	(172,499)

Cash flows from financing activities:
Payment of deferred loan costs	—	—	(9,023)	—	—	(9,023)
Repayment of long-term debt and capital leases	—	—	(286,067)	(534)	—	(286,601)
Borrowings under accounts receivable securitization	—	—	—	255,000	—	255,000
Repayment of accounts receivable securitization	—	—	—	(231,000)	—	(231,000)
Proceeds from long-term debt	—	—	10,000	—	—	10,000
Repayment of intercompany notes payable	—	—	—	(2,125)	2,125	—
Dividend to parent	—	—	—	(6,700)	6,700	—
Other financing activities	31	—	(952)	—	—	(921)
Net funding from (to) affiliates	(24,239)	11,970	22,652	(10,383)	—	—

Net cash (used in) provided by financing activities	(24,208)	11,970	(263,390)	4,258	8,825	(262,545)

Net (decrease) increase in cash and cash equivalents	(11,132)	—	(20,840)	3,484	—	(28,488)

Cash and cash equivalents at beginning of period	11,132	—	64,717	6,235	—	82,084
Cash and cash equivalents at end of period	$—	$—	$43,877	$9,719	$—	$53,596

Condensed consolidating statement of cash flows for the year ended December 31, 2011

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(6,571)	$(44,963)	$413,486	$(38,055)	$—	$323,897

Cash flows from investing activities:
Decrease in restricted cash	—	—	—	12,844	—	12,844
Proceeds from sale of property and equipment	—	—	66,973	135	—	67,108
Capital expenditures	—	—	(232,992)	(6,583)	—	(239,575)
Payments received on notes receivable	—	—	7,334	—	—	7,334
Expenditures on assets held for sale	—	—	(8,965)	—	—	(8,965)
Payments received on assets held for sale	—	—	11,018	—	—	11,018
Funding of intercompany notes payable	—	—	(4,702)	—	4,702	—
Payments received on intercompany notes payable	—	—	4,566	—	(4,566)	—
Dividend from subsidiary	—	—	15,600	—	(15,600)	—
Other investing activities	—	—		—	—

Net cash (used in) provided by investing activities	—	—	(141,168)	6,396	(15,464)	(150,236)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	62,994	—	—	—	—	62,994
Repayment of long-term debt and capital leases	—	—	(205,452)	(1,240)	—	(206,692)
Payment of deferred loan costs	—	(979)	(2,051)	(884)	—	(3,914)
Borrowings under accounts receivable securitization	—	—	—	263,000	—	263,000
Repayment of accounts receivable securitization	—	—	—	(254,500)	—	(254,500)
Proceeds from intercompany notes payable	—	—	—	4,702	(4,702)	—
Repayment of intercompany notes payable	—	—	—	(4,566)	4,566	—
Dividend to parent	—	—	—	(15,600)	15,600	—
Other financing activities	41	—	—	—	—	41
Net funding from (to) affiliates	(46,893)	45,942	(35,942)	36,893	—	—

Net cash provided by (used in) financing activities	16,142	44,963	(243,445)	27,805	15,464	(139,071)

Net increase (decrease) in cash and cash equivalents	9,571	—	28,873	(3,854)	—	34,590

Cash and cash equivalents at beginning of period	1,561	—	35,844	10,089	—	47,494
Cash and cash equivalents at end of period	$11,132	$—	$64,717	$6,235	$—	$82,084

Condensed consolidating statement of cash flows for the year ended December 31, 2010

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$—	$24,738	$33,701	$—	$58,439

Cash flows from investing activities:
Increase in restricted cash	—	—	—	(59,699)	—	(59,699)
Proceeds from sale of property and equipment	—	—	38,302	225	—	38,527
Capital expenditures	—	—	(160,293)	(4,341)	—	(164,634)
Funding of intercompany notes payable	—	—	(1,341)	—	1,341	—
Payments received on intercompany notes payable	—	—	12,298	—	(12,298)	—
Dividend from subsidiary	—	—	10,500	—	(10,500)	—
Capital contribution to subsidiary	—	—	(13,850)	—	13,850	—
Payments received on notes receivable	—	—	6,285	—	—	6,285
Expenditures on assets held for sale	—	—	(4,478)	—	—	(4,478)
Payments received on assets held for sale	—	—	5,230	—	—	5,230
Payments received on equipment sale receivables	—	—	248	—	—	248

Net cash used in investing activities	—	—	(107,099)	(63,815)	(7,607)	(178,521)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	764,284	—	—	—	—	764,284
Proceeds from long-term debt	—	—	1,059,300	—	—	1,059,300
Proceeds from issuance of senior notes	—	490,000	—	—	—	490,000
Payoff of term loan	—	—	(1,488,430)	—	—	(1,488,430)
Repurchase of fixed rate notes	—	—	(490,010)	—	—	(490,010)
Repurchase of floating rate notes	—	—	(192,600)	—	—	(192,600)
Payment of fees and costs on note tender offer	—	—	(45,163)	—	—	(45,163)
Payment of deferred loan costs	—	—	(18,497)	—	—	(18,497)
Borrowings under accounts receivable securitization	—	—	—	213,000	—	213,000
Repayment of accounts receivable securitization	—	—	—	(189,500)	—	(189,500)
Repayment of long-term debt and capital leases	—	—	(49,766)	—	—	(49,766)
Proceeds from intercompany notes payable	—	—	—	1,341	(1,341)	—
Repayment of intercompany notes payable	—	—	—	(12,298)	12,298	—
Dividend to parent	—	—	—	(10,500)	10,500	—
Capital contribution	—	—	—	13,850	(13,850)	—
Payments received on stockholder loan from affiliate	—	—	418	—	—	418
Tax distributions on behalf of stockholders	—	—	(1,322)	—	—	(1,322)
Net funding from (to) affiliates	(783,837)	(490,000)	1,273,837	—	—	—

Net cash (used in) provided by financing activities	(19,553)	—	47,767	15,893	7,607	51,714

Net decrease in cash and cash equivalents	(19,553)	—	(34,594)	(14,221)	—	(68,368)

Cash and cash equivalents at beginning of period	21,114	—	70,438	24,310	—	115,862
Cash and cash equivalents at end of period	$1,561	$—	$35,844	$10,089	$—	$47,494

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company’s assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of management and directors of the company; and

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of our internal control over financial reporting as of December 31, 2012. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, the independent registered public accounting firm that also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K. KPMG LLP’s report on our internal control over financial reporting is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Swift Transportation Company:

We have audited Swift Transportation Company and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Swift Transportation Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

February 26, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item 10 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC.

Item 11. Executive Compensation

The information required under this Item 11 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table represents securities authorized for issuance under our 2007 Omnibus Incentive Plan at December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,769,392	$10.39	8,167,441
Equity compensation plans not approved by security holders	—	$—	—

Total	5,769,392	$10.39	8,167,441

The material features of the Company’s 2007 Omnibus Incentive Plan are described in Note 16 to the consolidated financial statements contained in this Form 10-K.

Other information required under this Item 12 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item 13 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accountant Fees and Services

The information required under this Item 14 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as a part of this Form 10-K:

(1)	See the Consolidated Financial Statements included in Item 8 hereof.

(2)	Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(b)	Exhibits

Exhibit No.	Description	Page or Method of Filing

2.1	Agreement or Plan of Merger by and between Swift Corporation and Swift Transportation Company	Incorporated by reference to Exhibit 2.1 of Form 10-K for the year ended December 31, 2010

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

4.1	Specimen Class A Common Stock Certificate of Swift Transportation Company	Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement No. 333-168257 filed on November 30, 2010

4.2	Indenture, dated December 21, 2010, by and among Swift Services Holdings, Inc., Swift Transportation Company and the other Guarantors named therein, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 23, 2010

4.3	Intercreditor Agreement	Incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-4 filed on May 5, 2011

10.1	Purchase and Sale Agreement, dated June 8, 2011, among Swift Receivables Company II, LLC, Swift Transportation Services, LLC, Swift Leasing Co., LLC, and Swift Intermodal, LLC	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2011

10.2**	Receivables Purchase Agreement, dated June 8, 2011, among Swift Receivables Company II, LLC, Swift Transportation Services, LLC, the various conduit purchasers from time to time party hereto, the various related committed purchasers from time to time party hereto, the various purchaser agents from time to time party hereto, the various LC participants from time to time party hereto, and PNC Bank, National Association	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2011

Exhibit No.	Description	Page or Method of Filing

10.3	Swift Holdings Corp. 2007 Omnibus Incentive Plan, effective October 10, 2007, as amended and restated on December 15, 2010 *	Incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2010

10.4	Form of Option Award Notice *	Incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-168257 filed on July 22, 2010

10.5	Swift Corporation Retirement Plan, effective January 1, 1992 *	Incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-168257 filed on July 22, 2010

10.6	Swift Corporation Amended and Restated Deferred Compensation Plan, effective January 1, 2008	Incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-168257 filed on July 22, 2010

10.7	First Amendment to the Swift Corporation Deferred Compensation Plan, effective January 1, 2009 *	Incorporated by reference to Exhibit 10.11 to Amendment No. 3 to Registration Statement No. 333-168257 filed on November 30, 2010

10.8	Swift Corporation 2010 Performance Bonus Plan, effective January 1, 2010 *	Incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-168257 filed on July 22, 2010

10.9	Pledge and Security Agreement, dated December 21, 2010, by and among Swift Services Holdings, Inc., Swift Transportation Company and the other Guarantors of the Notes, and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 23, 2010

10.10	Swift Transportation Company 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement No. 333-181201

10.11**	Amended and Restated Credit Agreement among Swift Transportation Co., LLC, as borrower, Swift Transportation Company and the other guarantors party thereto, as guarantors, and the lenders and agents parties thereto	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012

10.12**	First Amendment to Amended and Restated Credit Agreement among Swift Transportation Co., LLC, as borrower, Swift Transportation Company and the other guarantors party thereto, as guarantors, and the lenders and agents parties thereto	Incorporated by reference to Exhibit 10.2 to Form 10- for the quarter ended March 31, 2012

10.13**	Incremental Facility Amendment to Amended and Restated Credit Agreement among Swift Transportation Co., LLC, as borrower, Swift Transportation Company and the other guarantors party thereto, as guarantors, and the lenders and agents parties thereto	Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012

21.1	Subsidiaries of Swift Transportation Company	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

24.1	Powers of Attorney	See signature page

Exhibit No.	Description	Page or Method of Filing

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101***	XBRL Instance Document	Furnished herewith

101***	XBRL Taxonomy Extension Schema Document	Furnished herewith

101***	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101***	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101***	XBRL Taxonomy Presentation Link base Document	Furnished herewith

101***	XBRL Taxonomy Extension Definition Document	Furnished herewith

*	Management contract or compensatory plan, contract or arrangement.
**	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934.
***	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submissions requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWIFT TRANSPORTATION COMPANY

By:	/s/ James Fry
James Fry
Executive Vice President,
General Counsel and Corporate Secretary

February 26, 2013

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

Signature and Title	Date	Signature and Title	Date

/s/ Jerry Moyes	February 26, 2013	/s/ William Post	February 26, 2013
Jerry Moyes Chief Executive Officer (Principal executive officer)		William Post Chairman

/s/ Virginia Henkels	February 26, 2013	/s/ Richard H. Dozer	February 26, 2013
Virginia Henkels Executive Vice President and Chief Financial Officer (Principal financial officer)		Richard H. Dozer Director

/s/ Cary M. Flanagan	February 26, 2013	/s/ David Vander Ploeg	February 26, 2013
Cary M. Flanagan Vice President and Corporate Controller (Principal accounting officer)		David Vander Ploeg Director

		/s/ Glenn Brown	February 26, 2013
Glenn Brown Director