Form 10-Q
period 2013-03-31
SWIFT TRANSPORTATION Co
filed 2013-05-03
CIK 1492691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

The number of outstanding shares of the registrant’s Class A common stock as of April 29, 2013 was 87,362,124 and the number of outstanding shares of the registrant’s Class B common stock as of April 29, 2013 was 52,495,236.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Swift Transportation Company and Subsidiaries

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,746	$53,596
Restricted cash	45,467	51,678
Restricted investments, held to maturity, amortized cost	29,328	22,275
Accounts receivable, net	358,306	338,724
Equipment sales receivable	2,629	563
Income tax refund receivable	12,258	10,046
Inventories and supplies	16,095	15,678
Assets held for sale	16,011	31,544
Prepaid taxes, licenses, insurance and other	49,034	47,241
Deferred income taxes	94,101	98,235
Current portion of notes receivable	4,926	4,957

Total current assets	666,901	674,537

Property and equipment, at cost:
Revenue and service equipment	1,794,258	1,740,456
Land	112,587	112,587
Facilities and improvements	235,620	234,996
Furniture and office equipment	46,766	43,578

Total property and equipment	2,189,231	2,131,617
Less: accumulated depreciation and amortization	851,026	819,803

Net property and equipment	1,338,205	1,311,814
Other assets	52,188	59,010
Intangible assets, net	329,357	333,561
Goodwill	253,256	253,256

Total assets	$2,639,907	$2,632,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,738	$103,070
Accrued liabilities	105,022	96,439
Current portion of claims accruals	79,725	74,070
Current portion of long-term debt and obligations under capital leases	59,182	47,495
Fair value of guarantees	366	366
Current portion of interest rate swaps	2,637	1,853

Total current liabilities	370,670	323,293

Long-term debt and obligations under capital leases, less current portion	1,242,832	1,323,539
Claims accruals, less current portion	103,647	98,919
Fair value of interest rate swaps, less current portion	10,637	11,159
Deferred income taxes	451,411	441,157
Securitization of accounts receivable	204,000	204,000

Total liabilities	2,383,197	2,402,067

Contingencies (note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 1,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 87,341,726 and 87,055,664 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	873	871
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 52,495,236 and 52,495,236 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	525	525
Additional paid-in capital	899,503	896,575
Accumulated deficit	(636,827)	(660,168)
Accumulated other comprehensive loss	(7,566)	(7,894)
Noncontrolling interest	202	202

Total stockholders’ equity	256,710	230,111

Total liabilities and stockholders’ equity	$2,639,907	$2,632,178

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Amounts in thousands, except per share data)
Operating revenue	$856,794	$826,885

Operating expenses:
Salaries, wages and employee benefits	206,607	200,135
Operating supplies and expenses	60,665	55,042
Fuel	151,882	153,003
Purchased transportation	244,817	233,202
Rental expense	29,251	23,499
Insurance and claims	27,771	30,580
Depreciation and amortization of property and equipment	50,332	50,394
Amortization of intangibles	4,204	4,303
Impairments	—	1,065
Gain on disposal of property and equipment	(2,354)	(4,390)
Communication and utilities	6,092	6,246
Operating taxes and licenses	15,540	15,904

Total operating expenses	794,807	768,983

Operating income	61,987	57,902

Other (income) expenses:
Interest expense	25,574	32,776
Derivative interest expense	562	2,545
Interest income	(573)	(397)
Loss on debt extinguishment	5,044	20,940
Gain on sale of real property	(6,078)	—
Other	(496)	(602)

Total other (income) expenses, net	24,033	55,262

Income before income taxes	37,954	2,640
Income tax expense (benefit)	14,613	(3,548)

Net income	$23,341	$6,188

Basic earnings per share	$0.17	$0.04

Diluted earnings per share	$0.17	$0.04

Shares used in per share calculations
Basic	139,686	139,509

Diluted	141,259	140,392

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands)
Net income	$23,341	$6,188
Other comprehensive income:
Accumulated losses on derivatives reclassified to income	489	2,545
Change in fair value of interest rate swaps, net of tax	(161)	(575)

Comprehensive income	$23,669	$8,158

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statement of Stockholders’ Equity

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss	Interest	Equity
	(Unaudited)
	(In thousands, except per share data)
Balances, December 31, 2012	87,055,664	$871	52,495,236	$525	$896,575	$(660,168)	$(7,894)	$202	$230,111
Exercise of stock options	247,748	2			2,631				2,633
Excess tax deficiency of stock options					(489)				(489)
Grant of restricted Class A common stock	10,480				15				15
Shares issued under employee stock purchase plan	27,834				241				241
Other comprehensive income							328		328
Non-cash equity compensation					530				530
Net income						23,341			23,341

Balances, March 31, 2013	87,341,726	$873	52,495,236	$525	$899,503	$(636,827)	$(7,566)	$202	$256,710

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$23,341	$6,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	54,536	54,697
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	1,228	4,260
Gain on disposal of property and equipment less write-off of totaled tractors	(2,253)	(4,280)
Gain on sale of real property	(6,078)	—
Impairments	—	1,065
Equity losses of investee	200	78
Deferred income taxes	14,417	(5,712)
(Reduction of) provision for allowance for losses on accounts receivable	(193)	138
Loss on debt extinguishment	5,044	20,940
Non-cash equity compensation	545	1,267
Income effect of mark-to-market adjustment of interest rate swaps	189	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(19,389)	(15,293)
Inventories and supplies	(417)	(5,000)
Prepaid expenses and other current assets	(2,061)	(3,322)
Other assets	4,018	123
Accounts payable, accrued and other liabilities	23,762	15,023

Net cash provided by operating activities	96,889	70,172

Cash flows from investing activities:
Decrease in restricted cash	6,211	10,718
Change in restricted investments	(7,073)	(11,086)
Funding of note receivable	—	(7,500)
Proceeds from sale of property and equipment	9,939	33,858
Capital expenditures	(57,636)	(44,246)
Payments received on notes receivable	1,034	1,980
Expenditures on assets held for sale	(833)	(1,719)
Payments received on assets held for sale	21,828	1,760
Payments received on equipment sale receivables	596	5,466
Other investing activities	—	(500)

Net cash used in investing activities	(25,934)	(11,269)

Cash flows from financing activities:
Repayment of long-term debt and capital leases	(90,133)	(70,523)
Proceeds from long-term debt	3,200	—
Payment of deferred loan costs	(1,257)	(5,932)
Borrowings under accounts receivable securitization	56,000	89,000
Repayment of accounts receivable securitization	(56,000)	(106,000)
Other financing activities	2,385	152

Net cash used in financing activities	(85,805)	(93,303)

Net decrease in cash and cash equivalents	(14,850)	(34,400)

Cash and cash equivalents at beginning of period	53,596	82,084
Cash and cash equivalents at end of period	$38,746	$47,684

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Consolidated Statements of Cash Flows — (continued)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,915	$27,557

Income taxes	$2,908	$2,220

Supplemental schedule of:
Non-cash investing activities:
Equipment sales receivables	$2,661	$700

Equipment purchase accrual	$32,705	$18,870

Notes receivable from sale of assets	$1,148	$685

Non-cash financing activities:
Accrued deferred loan costs	$75	$120

Capital lease additions	$13,808	$17,099

See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

Swift Transportation Company is the holding company for Swift Transportation Co., LLC (a Delaware limited liability company, formerly Swift Transportation Co., Inc., a Nevada corporation) and its subsidiaries (collectively, “Swift Transportation Co.”), a truckload carrier headquartered in Phoenix, Arizona, and Interstate Equipment Leasing, LLC (“IEL”) (all the foregoing being, collectively, “Swift” or the “Company”). The Company’s three reportable operating segments consist of Truckload, Dedicated and Intermodal. As of March 31, 2013, the Company operated a national terminal network and a tractor fleet of approximately 15,600 units comprised of 11,600 tractors driven by company drivers and 4,000 owner-operator tractors, a fleet of 52,700 trailers, and 8,700 intermodal containers.

In the opinion of management, the accompanying financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) include all adjustments necessary for the fair presentation of the interim periods presented. These interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2012. Management has evaluated the effect on the Company’s reported financial condition and results of operations of events subsequent to March 31, 2013 through the issuance of the financial statements.

Note 2. New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to present information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income (“OCI”) by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

Note 3. Income Taxes

The effective tax rate for the three months ended March 31, 2013 is 38.5%, as expected. The effective tax rate for the three months ended March 31, 2012 was a benefit of 134.4%, primarily due to the deferred state tax benefit related to an internal corporate restructuring of our subsidiaries.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of March 31, 2013 was approximately $1.4 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company anticipates that the total amount of unrecognized tax benefits may decrease by approximately $0.7 million during the next twelve months, which should not have a material impact on the Company’s consolidated financial statements.

Certain of the Company’s subsidiaries are currently under examination by the state of California for the 2005, 2006 and May 10, 2007 tax years. In addition, other state jurisdictions are conducting examinations for years ranging from 2007 to 2009. The Company, during 2013, anticipates concluding its California examination for 2005, 2006 and short period ending May 10, 2007. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Tax years 2008 through 2012 remain subject to examination.

Note 4. Investments

The following table presents the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s restricted investments as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Cost or	Gross Unrealized		Estimated
	Amortized		Temporary	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$21,171	$4	$4	$21,171
Foreign corporate securities	5,062	1	2	5,061
Negotiable certificate of deposits	3,095	—	1	3,094

Total restricted investments	$29,328	$5	$7	$29,326

	December 31, 2012
	Cost or	Gross Unrealized		Estimated
	Amortized		Temporary	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$20,274	$3	$8	$20,269
Foreign corporate securities	2,001	1	—	2,002

Total restricted investments	$22,275	$4	$8	$22,271

As of March 31, 2013, the contractual maturities of the restricted investments were one year or less. There were 17 securities and seven securities that were in an unrealized loss position for less than twelve months as of March 31, 2013 and December 31, 2012, respectively.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

The Company periodically evaluates restricted investments for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value.

The Company accounts for other-than-temporary impairments of debt securities using the provisions of Topic 320, Investments – Debt and equity Securities, related to the recognition of other-than-temporary impairments of debt securities. This guidance requires the Company to evaluate whether it intends to sell an impaired debt security or whether it is more likely than not that it will be required to sell an impaired debt security before recovery of the amortized cost basis. If either of these criteria is met, an impairment equal to the difference between the debt security’s amortized cost and its estimated fair value is recognized in earnings.

For impaired debt securities that do not meet this criteria, the Company determines if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security’s amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of accumulated OCI. The Company did not recognize any impairment losses for the three months ended March 31, 2013 and 2012, respectively.

Note 5. Intangible Assets

Intangible assets as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31,	December 31,
	2013	2012
Customer Relationship:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(127,004)	(122,800)
Owner-Operator Relationship:
Gross carrying value	3,396	3,396
Accumulated amortization	(3,396)	(3,396)
Trade Name:
Gross carrying value	181,037	181,037

Intangible assets, net	$329,357	$333,561

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

Amortization of intangibles for the three months ended March 31, 2013 and 2012 is comprised of $3.9 million and $4.0 million respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to previous intangible assets existing prior to the 2007 going private transaction.

Note 6. Assets Held for Sale

Assets held for sale as of March 31, 2013 and December 31, 2012 was as follows (in thousands):

	March 31,	December 31,
	2013	2012
Land and facilities	$10,465	$25,148
Revenue equipment	5,546	6,396

Assets held for sale	$16,011	$31,544

As of March 31, 2013 and December 31, 2012, assets held for sale are carried at the lower of depreciated cost or estimated fair value less expected selling costs. The Company expects to sell these assets within the next twelve months.

During the three months ended March 31, 2013, the Company sold two non-operating properties classified as held for sale with a carrying value of $15.8 million. As a result, the Company recognized a pre-tax gain of $6.1 million in Gain on sale of real property in the Company’s consolidated statements of operations.

Note 7. Equity Investment and Note Receivable – Swift Power Services, LLC

In February 2012, the Company contributed approximately $500 thousand to Swift Power Services, LLC (“SPS”) in return for 49.95% ownership interest. SPS was formed in 2012 for the purpose of acquiring the assets and business of three trucking companies engaged in bulk transporting of water, oil, liquids and pipe to various oil companies drilling in the Bakken shale in northwestern North Dakota. The Company accounts for its interest in SPS using the equity method.

Additionally, in February 2012, the Company loaned $7.5 million to SPS pursuant to a secured promissory note, which is secured by substantially all of the assets of SPS. SPS failed to make its first scheduled principal payment and quarterly interest payment to the Company on December 31, 2012, which resulted in a $6.0 million pre-tax impairment charge in the fourth quarter of 2012. As a result, this note has been placed on nonaccrual status as of December 31, 2012. All outstanding interest and principal balances are due on April 30, 2015. During the three months ended March 31, 2013 and 2012, the Company recorded equity losses of $200 thousand and $78 thousand in other expense in the Company’s consolidated statements of operations related to its note receivable and investment in SPS, respectively. As a result of the accumulated equity losses and the impairment recorded during the three months ended December 31, 2012, the net carrying value of the investment in SPS is zero as of March 31, 2013 and December 31, 2012, and the net carrying value of the note receivable is $0.8 million and $1.0 million as of March 31, 2013 and December 31, 2012, respectively.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Note 8. Debt and Financing Transactions

Other than the Company’s accounts receivable securitization as discussed in Note 9 and its outstanding capital lease obligations as discussed in Note 10, the Company had long-term debt outstanding as of March 31, 2013 and December 31, 2012 as follows (in thousands):

	March 31,	December 31,
	2013	2012
Senior secured first lien term loan B-1 tranche due December 2016	$250,000	$—
Senior secured first lien term loan B-2 tranche due December 2017	410,000	—
Senior secured first lien term loan B-1 tranche due December 2016, net of $405 OID as of December 31, 2012	—	157,095
Senior secured first lien term loan B-2 tranche due December 2017, net of $1,440 OID as of December 31, 2012	—	575,560
Senior second priority secured notes due November 15, 2018, net of $7,123 and $7,439 OID as of March 31, 2013 and December 31, 2012, respectively	492,877	492,561
Other	12,099	11,126

Total	1,164,976	1,236,342
Less: current portion	7,141	8,120

Long-term debt	$1,157,835	$1,228,222

The credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary. As of March 31, 2013 and December 31, 2012, the balance of deferred loan costs was $10.3 million and $13.1 million, respectively, and is reported in other assets in the Company’s consolidated balance sheets.

Senior Secured Credit Facility

On March 7, 2013, the Company entered into a Second Amended and Restated Credit Agreement (the “2013 Agreement”) replacing its previous Amended and Restated Credit Agreement dated March 6, 2012 (the “2012 Agreement”). The 2013 Agreement replaced the previous first lien term loan B-1 and B-2 tranches with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term B-1 and B-2 tranches with balances of $250.0 million and $410.0 million, respectively. In addition, the 2013 Agreement reduced the interest rate applicable to the first lien term loan B-1 tranche to the LIBOR rate plus 2.75% with no LIBOR floor, down from the LIBOR rate plus 3.75% with no LIBOR floor, and reduced the interest rate applicable to the first lien term loan B-2 tranche to the LIBOR rate plus 3.00% with a 1.00% LIBOR floor, down from the LIBOR rate plus 3.75% with a 1.25% LIBOR floor. As of March 31, 2013, interest accrues at 2.95% and 4.00% on the Company’s first lien term loan B-1 and B-2 tranches, respectively. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million for the three months ended March 31, 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement.

In addition to the pricing changes described above, the 2013 Credit Agreement increased the availability pursuant to the accordion feature up to $350.0 million in aggregate, subject to the satisfaction of certain conditions and the participation of lenders.

In the first quarter of 2012, the Company entered into the 2012 Agreement which replaced the then-existing, remaining $874 million face value first lien term loan, resulting in a loss on debt extinguishment of $20.9 million in the first quarter of 2012, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the original term loan.

In April 2012, the Company entered into the First Amendment to the then existing 2012 Agreement (“Amendment”). The Amendment reduced the applicable rate on the revolving credit facility from 4.50% to a range of 3.00% to 3.25% for LIBOR based borrowings and letters of credit and from 3.50% to a range of 2.00% to 2.25% for Base Rate borrowings, depending on the Company’s consolidated leverage ratio as defined in the 2012 Agreement. Additionally, the commitment fee for the unused portion of the revolving credit facility was reduced from a range of 0.50% to 0.75% to a range of 0.25% to 0.50% depending on the Company’s consolidated leverage ratio. In addition, the maturity date of the $400.0 million revolving credit facility was extended from December 21, 2015 to September 21, 2016. On April 17, 2012, the Company entered into the Incremental Facility Amendment to the Amended and Restated Credit Agreement (“Incremental Facility Amendment”). Pursuant to the Incremental Facility Amendment, the Company received $10.0 million in proceeds from a Specified Incremental Tranche B-1 Term Loan (“Incremental Term Loan”). The terms applicable to the Incremental Term Loan are the same as those applicable to the Company’s previous first lien term loan B-1 tranche.

As of March 31, 2013, there were no borrowings under the $400.0 million revolving line of credit, while the Company had outstanding letters of credit under this facility primarily for workers’ compensation and self-insurance liability purposes totaling $148.1 million, leaving $251.9 million available under the revolving line of credit. Outstanding letters of credit incur fees of 3.00% to 3.25% per annum. As of March 31, 2013, interest accrues at 3.25% and 0.50% on the outstanding letters of credit and unused portion, respectively, on the revolving line of credit, which rates will be reduced to 3.00% and 0.44% on the outstanding letters of credit and unused portion, respectively, upon the Company’s submission to the lenders of its compliance certificate for the quarter ended March 31, 2013 substantially concurrent with the filing of the Company’s Form 10-Q for the same period.

Senior Second Priority Secured Notes

In December 2010, Swift Services Holdings, Inc., a wholly owned subsidiary, completed a private placement of senior second priority secured notes totaling $500.0 million face value which mature in November 2018 and bear interest at 10.00% (the “senior notes”). The Company received proceeds of $490.0 million, net of a $10.0 million original issue discount. Interest on the senior notes is payable on May 15 and November 15 each year, beginning May 15, 2011.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Note 9. Accounts Receivable Securitization

In June 2011, Swift Receivables Company II, LLC, a Delaware limited liability company (“SRCII”), a wholly-owned bankruptcy-remote special purpose subsidiary, entered into a receivables sale agreement (the “2011 RSA”) with unrelated financial entities (the “Purchasers”) to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. Pursuant to the 2011 RSA, the Company’s receivable originator subsidiaries will sell all of their eligible accounts receivable to SRCII, which in turn sells a variable percentage ownership interest in its accounts receivable to the Purchasers. The 2011 RSA provides for up to $275.0 million initially in borrowing capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The 2011 RSA terminates on June 8, 2014 and is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. Outstanding balances under the 2011 RSA accrue program fees generally at commercial paper rates plus 125 basis points, and unused capacity is subject to an unused commitment fee of 40 basis points. Pursuant to the 2011 RSA, collections on the underlying receivables by the Company are held for the benefit of SRCII and the Purchasers in the facility and are unavailable to satisfy claims of the Company and its subsidiaries. The facility qualifies for treatment as a secured borrowing under Topic 860, Transfers and Servicing, and as such, outstanding amounts are carried on the Company’s consolidated balance sheets as a liability with program fees recorded in interest expense in the Company’s consolidated statements of operations.

The Company incurred program fees of $0.8 million for the three months ended March 31, 2013 and 2012, respectively, associated with the 2011 RSA. As of March 31, 2013, the outstanding borrowing under the 2011 RSA was $204.0 million against a total available borrowing base of $262.4 million, leaving $58.4 million available. As of December 31, 2012, the outstanding borrowing under the 2011 RSA was $204.0 million against a total available borrowing base of $268.6 million.

Note 10. Capital Leases

The Company leases certain revenue equipment under capital leases. The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. The Company is obligated to pay the balloon payments at the end of the leased term whether or not it receives the proceeds of the contracted residual values from the respective manufacturers. Certain leases contain renewal or fixed price purchase options. As of March 31, 2013 and December 31, 2012, the present value of obligations under capital leases totaled $137.1 million and $134.7 million, of which the current portion was $52.1 million and $39.4 million, respectively. The leases are collateralized by revenue equipment with a cost of $312.1 million and accumulated amortization of $138.8 million as of March 31, 2013. The amortization of the equipment under capital leases is included in depreciation and amortization expense in the Company’s consolidated statements of operations.

Note 11. Derivative Financial Instruments

In April 2011, as contemplated by the credit facility, the Company entered into two forward-starting interest rate swap agreements with a notional amount of $350.0 million. These interest rate swaps were effective in January 2013 and have a maturity date of July 2015. On April 27, 2011 (“designation date”), the Company designated and qualified these interest rate swaps as cash flow hedges. Subsequent to the designation date, the effective portion of the changes in estimated fair value of the designated swaps was recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the hedged debt affects earnings, which hedged interest accruals began in January 2013. As of March 31, 2013 and December 31, 2012, changes in estimated fair value of the designated interest rate swap agreements totaling $0.1 million and $1.8 million, net-of-tax, respectively, were reflected in accumulated OCI. Refer to Note 12 below for further discussion of the Company’s estimated fair value methodology.

As discussed in Note 8—Debt and Financing Transactions, on March 7, 2013, the Company entered into the 2013 Agreement replacing its 2012 Agreement dated March 6, 2012. Due to the incorporation of a new interest rate floor provision in the 2013 Agreement, the Company concluded as of February 28, 2013, the outstanding interest rate swaps would no longer be highly effective in achieving offsetting changes in cash flows related to the hedged interest payments. As a result, the Company de-designated the hedges as of February 28, 2013 (“de-designation date”). Beginning on March 1, 2013, the effective portion of the change in fair value of interest rate swaps prior to the de-designation (i.e. amounts previously recorded in accumulated OCI) have been and will continue to be amortized as derivative interest expense over the period of the originally designated hedged interest payments through July 2015. Following the de-designation date, changes in fair value of the interest rate swaps are immediately recognized in the consolidated statements of operations as derivative interest expense.

For the three months ended March 31, 2013 and 2012, respectively, information about amounts and classification of gains and losses on the Company’s interest rate derivative contracts that were previously designated as hedging instruments under Topic 815 is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Amount of loss recognized in OCI on derivatives, net-of-tax (effective portion)	$161	$575
Amount of loss reclassified from accumulated OCI into income as “Derivative interest expense” (effective portion)	$(489)	$(2,545)

For the three months ended March 31, 2013 and 2012, respectively, information about pre-tax gains and losses recognized in earnings on the Company’s interest rate derivative contracts that were de-designated on February 28, 2013 as hedging instruments under Topic 815 is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Amount of loss recognized into income as “Derivative interest expense”	$(73)	$—

As of March 31, 2013, $2.3 million of deferred losses on derivatives in accumulated OCI is expected to be reclassified to earnings within the next 12 months.

Note 12. Fair Value Measurement

Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of March 31, 2013 and December 31, 2012, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

The tables below exclude certain financial instruments. The excluded financial instruments are as follows: cash and cash equivalents, restricted cash, accounts receivable, net, income tax refund receivable, accounts payable, and accrued liabilities. The estimated fair value of these financial instruments approximate carrying value as they are short-term in nature. The table below also excludes financial instruments reported at estimated fair value on a recurring basis. See “— Recurring Fair Value Measurements.” All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Restricted investments	$29,328	$29,326	$22,275	$22,271
Financial Liabilities:
Senior secured first lien term loan B-1 tranche (2013 Agreement)	250,000	251,875	—	—
Senior secured first lien term loan B-2 tranche (2013 Agreement)	410,000	415,371	—	—
Senior secured first lien term loan B-1 tranche (2012 Agreement)	—	—	157,095	157,346
Senior secured first lien term loan B-2 tranche (2012 Agreement)	—	—	575,560	582,236
Senior second priority secured notes	492,877	567,237	492,561	541,817
Securitization of accounts receivable	204,000	204,773	204,000	204,000

The carrying amounts shown in the table (other than the restricted investments, and the securitization of accounts receivable) are included in the consolidated balance sheets in long-term debt and obligations under capital leases. The estimated fair values of the financial instruments shown in the above table as of March 31, 2013 and December 31, 2012, represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.

The following summary presents a description of the methods and assumptions used to estimate the fair value of each class of financial instrument.

Restricted investments

The estimated fair value of the Company’s restricted investments is based on quoted prices in active markets that are readily and regularly obtainable.

First lien term loans and senior second priority secured notes

The estimated fair values of the first lien term loan and senior second priority secured notes were determined by bid prices in trades between qualified institutional buyers.

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

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company will measure estimated fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the estimated fair value measurement in its entirety. Following is a brief summary of the Company’s classification within the fair value hierarchy of each major category of assets and liabilities that it measures and reports on its consolidated balance sheets at estimated fair value on a recurring basis as of March 31, 2013:

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

Recurring Fair Value Measurements

As of March 31, 2013, no assets of the Company were measured at estimated fair value on a recurring basis. As of March 31, 2013 and December 31, 2012, information about inputs into the estimated fair value measurements of each major category of the Company’s liabilities that were measured at estimated fair value on a recurring basis in periods subsequent to their initial recognition was as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2013:
Interest rate swaps	$13,274	$—	$13,274	$—
As of December 31, 2012:
Interest rate swaps	$13,012	$—	$13,012	$—

Nonrecurring Fair Value Measurements

As of March 31, 2013 and December 31, 2012, information about inputs into the estimated fair value measurements of the Company’s assets that were measured at estimated fair value on a nonrecurring basis in the period is as follows (in thousands):

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

As of December 31, 2012, a deposit related to the purchase of certain fuel technology equipment and a related asset were written off as the supplier ceased operations, resulting in a pre-tax impairment of $2.3 million. Swift Power Services, LLC (“SPS”), an entity in which the Company owns a minority interest, failed to make its first scheduled principal payment and quarterly interest payment to the Company on December 31, 2012 due to a decline in its financial performance resulting from, among other things, a legal dispute with the former owners and its primary customer. This caused the Company to re-evaluate the secured promissory note due from SPS for impairment, which resulted in a $6.0 million pre-tax adjustment that was recorded in Impairments of non-operating assets in the fourth quarter of 2012. In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, real property with a carrying amount of $1.7 million was written down to its estimated fair value of $0.6 million during the first quarter of 2012, resulting in an impairment charge of $1.1 million, which was included in Impairments in the Company’s consolidated statements of operations. The impairment of this asset was identified due to the Company’s decision to no longer use this property for its initial intended purpose. The Company estimated its fair value using significant unobservable inputs because there have been no recent sales of similar properties in the market place.

Note 13. Earnings per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share amounts)
Net income	$23,341	$6,188

Basic:
Weighted average shares Common shares outstanding	139,686	139,509

Diluted:
Dilutive effect of stock options	1,573	883

Total weighted average diluted shares outstanding	141,259	140,392

Anti-dilutive shares excluded from the diluted earnings per share calculation (1)	507	281

Earnings per share:
Basic earnings per share	$0.17	$0.04
Diluted earnings per share	$0.17	$0.04

(1)	Impact of outstanding options to purchase shares of the Company’s Class A common stock were anti-dilutive because the options exercise price was greater than the average market price of the common shares and were excluded from the calculation of diluted earnings per share.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Note 14. Contingencies

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

2004 owner-operator class action litigation

On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly situated persons against Swift Transportation: Garza vs. Swift Transportation Co., Inc., Case No. CV07-0472, or the Garza Complaint. The putative class originally involved certain owner-operators who contracted with the Company under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that the Company should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied plaintiff’s petition for class certification, the plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14, 2008, the Company filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted the Company’s petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, the plaintiff renewed the motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. Upon certification, the Company filed a motion to compel arbitration as well as filing numerous motions in the trial court urging dismissal on several other grounds including, but not limited to the lack of an employee as a class representative, and because the named owner-operator class representative only contracted with the Company for a three month period under a one year contract that no longer exists. In addition to these trial court motions, the Company also filed a petition for special action with the Arizona Court of Appeals arguing that the trial court erred in certifying the class because the trial court relied upon the Court of Appeals ruling that was previously overturned by the Arizona Supreme Court. On April 7, 2011, the Arizona Court of Appeals declined jurisdiction to hear this petition for special action and the Company filed a petition for review to the Arizona Supreme Court. On August 31, 2011, the Arizona Supreme Court declined to review the decision of the Arizona Court of Appeals. During the month of April 2012, the court issued the following rulings with respect to certain motions filed by Swift: (1) denied Swift’s motion to compel arbitration; (2) denied Swift’s request to decertify the class; (3) granted Swift’s motion that there is no breach of contract; and (4) granted Swift’s motion to limit class size based on statute of limitations. The Company intends to continue to pursue all available appellate relief supported by the record, which the Company believes demonstrates that the class is improperly certified and, further, that the claims raised have no merit. The Company retains all of its defenses against liability and damages. The final disposition of this case and the impact of such final disposition cannot be determined at this time.

Owner-operator misclassification class action litigation

On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: John Doe 1 and Joseph Sheer v. Swift Transportation Co., Inc., and Interstate Equipment Leasing, Inc ., Jerry Moyes, and Chad Killebrew, Case No. 09-CIV-10376 filed in the United States District Court for the Southern District of New York, or the Sheer Complaint. The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act, or FLSA, and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 200 other current or former owner-operators have joined this lawsuit. Upon Swift’s motion, the matter has been transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, the plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On September 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The Court also denied plaintiff’s request to arbitrate the matter as a class. The plaintiff filed a petition for a writ of mandamus asking that the District Court’s order be vacated. On July 27, 2011, the court denied the plaintiff’s petition for writ of mandamus and the plaintiff’s filed another request for interlocutory appeal. On December 9, 2011, the court permitted the plaintiffs to proceed with their interlocutory appeal. Swift intends to vigorously defend against any arbitration proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

California wage, meal and rest employee class action

On March 22, 2010, a class action lawsuit was filed by John Burnell, individually and on behalf of all other similarly situated persons against Swift Transportation: John Burnell and all others similarly situated v. Swift Transportation Co., Inc. , Case No. CIVDS 1004377 filed in the Superior Court of the State of California, for the County of San Bernardino, or the Burnell Complaint. On September 3, 2010, upon motion by Swift, the matter was removed to the United States District Court for the Central District of California, Case No. EDCV10-00809-VAP. The putative class includes drivers who worked for Swift during the four years preceding the date of filing alleging that Swift failed to pay the California minimum wage, failed to provide proper meal and rest periods, and failed to timely pay wages upon separation from employment. The Burnell Complaint was subject to a stay of proceedings pending determination of similar issues in a case unrelated to Swift, Brinker v Hohnbaum, which was then pending before the California Supreme Court. An opinion was entered in the Brinker matter and in August 2012 the stay in the Burnell Complaint was lifted.

On April 5, 2012, the Company was served with an additional class action complaint alleging facts similar to those as set forth in the Burnell Complaint. This new class action is James R. Rudsell, on behalf of himself and all others similarly situated v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Company, Case No. CIVDS 1200255, in the Superior Court of California for the County of San Bernardino, or the Rudsell Complaint.

The Company intends to vigorously defend certification of the class in both matters as well as the merits of these matters should the classes be certified. The final disposition of both cases and the impact of such final dispositions of these cases cannot be determined at this time.

Environmental notice

On April 17, 2009, the Company received a notice from the Lower Willamette Group, or LWG, advising that there are a total of 250 potentially responsible parties, or PRPs, with respect to alleged environmental contamination of the Lower Willamette River in Portland, Oregon designated as the Portland Harbor Superfund site, or the Site, and that as a previous landowner at the Site the Company has been asked to join a group of 60 PRPs and proportionately contribute to (i) reimbursement of funds expended by LWG to investigate environmental contamination at the Site and (ii) remediation costs of the same, rather than be exposed to potential litigation. Although the Company does not believe it contributed any contaminants to the Site, the Company was at one time the owner of property at the Site and the Comprehensive Environmental Response, Compensation and Liability Act imposes a standard of strict liability on property owners with respect to environmental claims. Notwithstanding this standard of strict liability, the Company believes our potential proportionate exposure to be minimal and not material. No formal complaint has been filed in this matter. The Company’s pollution liability insurer has been notified of this potential claim. The Company does not believe the outcome of this matter is likely to have a material adverse effect on Swift. However, the final disposition of this matter and the impact of such final disposition cannot be determined at this time.

California and Oregon minimum wage class action

On July 12, 2011, a class action lawsuit was filed by Simona Montalvo on behalf of herself and all similarly situated persons against Swift Transportation: Montalvo et al. v. Swift Transportation Corporation d/b/a ST Swift Transportation Corporation in the Superior Court of California, County of San Diego, or the Montalvo Complaint. The Montalvo Complaint was removed to federal court on August 15, 2011, case number 3-11-CV-01827-L. Upon petition by plaintiffs, the matter was remanded to state court and the Company filed an appeal to this remand, which appeal has been denied. On July 11, 2011 a class action lawsuit was filed by Glen Ridderbush on behalf of himself and all similarly situated persons against Swift Transportation: Ridderbush et al. v. Swift Transportation Co. of Arizona LLC and Swift Transportation Services, LLC in the Circuit Court for the State of Oregon, Multnomah County, or the Ridderbush Complaint. The Ridderbush Complaint was removed to federal court on August 24, 2011, case number 3-11-CV-01028. Both putative classes include employees alleging that candidates for employment within the four year statutory period in California and within the three year statutory period in Oregon, were not paid the state mandated minimum wage during their orientation phase.

On July 17, 2012, the parties involved in the Ridderbush Complaint engaged in a voluntary mediation session in an attempt to resolve the matter in order to avoid litigation and mitigate legal expense. In January 2013, the parties executed a settlement agreement whereby the entire matter has settled on a claims made basis. The maximum amount to be paid by Swift shall not exceed $700,000.

The issue of class certification in the Montalvo Complaint must first be resolved before the court will address the merits of the case, and we retain all of our defenses against liability and damages pending a determination of class certification. The Company intends to vigorously defend against certification of the class as well as the merits of this matter should the class be certified.

Washington overtime class action

On September 9, 2011, a class action lawsuit was filed by Troy Slack on behalf of himself and all similarly situated persons against Swift Transportation: Troy Slack, et al v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Corporation in the State Court of Washington, Pierce County, or the Slack Compliant. The Slack Compliant was removed to federal court on October 12, 2011, case number 11-2-11438-0. The putative class includes all current and former Washington State based employee drivers during the three year statutory period alleging that they were not paid overtime in accordance with Washington State law and that they were not properly paid for meals and rest periods. The Company intends to vigorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.

Note 15. Segment information

The Company’s three reportable operating segments consist of Truckload, Dedicated and Intermodal.

•

Truckload. The truckload segment consists of one-way movements over irregular routes throughout the United States, Mexico, and Canada. This service utilizes both company and owner-operator tractors with dry van, flatbed, and other specialized trailing equipment.

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

Based on the unique nature of the operating structure of the Company, revenue generating assets are interchangeable between segments. Therefore the Company does not prepare separate balance sheets by segment as assets are not separately identifiable by segment. The Company allocates depreciation and amortization expense on its property and equipment to the segments based on the utilization of the asset by the segment during the period.

The Company’s foreign operations total revenue was less than 5.0% of the Company’s total revenue for the three months ended March 31, 2013 and 2012, respectively.

Set forth in the tables below is certain financial information with respect to the Company’s reportable segments (in thousands),

	Operating Revenues
	Three months ended March 31,
	2013	2012
Truckload	$559,595	$551,247
Dedicated	179,226	171,539
Intermodal	77,325	69,045

Subtotal	816,146	791,831
Nonreportable segments	55,292	52,331
Intersegment eliminations	(14,644)	(17,277)

Consolidated operating revenue	$856,794	$826,885

	Operating Income (Loss)
	Three months ended March 31,
	2013	2012
Truckload	$42,403	$46,554
Dedicated	18,954	14,507
Intermodal	(1,798)	(4,027)

Subtotal	59,559	57,034
Nonreportable segments	2,428	868

Consolidated operating income	$61,987	$57,902

	Depreciation and Amortization Expense
	Three months ended March 31,
	2013	2012
Truckload	$30,993	$31,138
Dedicated	10,505	10,919
Intermodal	2,367	2,007

Subtotal	43,865	44,064
Nonreportable segments	6,467	6,330

Consolidated depreciation and amortization expense	$50,332	$50,394

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

Note 16. Guarantor Condensed Consolidating Financial Statements

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

The condensed financial statements present condensed financial data for (i) Swift Transportation Company (on a parent only basis), (ii) Swift Services Holdings, Inc. (on an issuer only basis), (iii) the combined Guarantor Subsidiaries, (iv) the combined Non-Guarantor Subsidiaries, (v) an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and (vi) the parent company and subsidiaries on a consolidated basis as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012.

Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating balance sheet as of March 31, 2013

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$—	$—	$30,694	$8,052	$—	$38,746
Restricted cash	—	—	—	45,467	—	45,467
Restricted investments, held to maturity, amortized cost	—	—	—	29,328	—	29,328
Accounts receivable, net	—	—	15,419	346,223	(3,336)	358,306
Intercompany receivable (payable)	31,988	434,847	(522,641)	55,806	—	—
Other current assets	53,596	129	127,556	13,773	—	195,054

Total current assets	85,584	434,976	(348,972)	498,649	(3,336)	666,901

Property and equipment, net	—	—	1,302,050	36,155	—	1,338,205
Investment in subsidiaries	129,693	764,538	906,777	—	(1,801,008)	—
Other assets	250	2,204	89,051	4,250	(43,567)	52,188
Intangible assets, net	—	—	319,123	10,234	—	329,357
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$215,527	$1,201,718	2,515,006	$555,567	$(1,847,911)	$2,639,907

Current portion of long-term debt and obligations under capital leases	$—	$—	$56,590	$46,048	$(43,456)	$59,182
Other current liabilities	1,592	18,889	265,925	28,418	(3,336)	311,488

Total current liabilities	1,592	18,889	322,515	74,466	(46,792)	370,670

Long-term debt and obligations under capital leases, less current portion	—	492,877	744,997	5,069	(111)	1,242,832
Deferred income taxes	(18,653)	(370)	466,019	4,415	—	451,411
Securitization of accounts receivable	—	—	—	204,000	—	204,000
Other liabilities	—	—	63,374	50,910	—	114,284

Total liabilities	(17,061)	511,396	1,596,905	338,860	(46,903)	2,383,197

Total stockholders’ equity	232,588	690,322	918,101	216,707	(1,801,008)	256,710
Total liabilities and stockholders’ equity	$215,527	$1,201,718	$2,515,006	$555,567	$(1,847,911)	$2,639,907

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating balance sheet as of December 31, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$—	$—	$43,877	$9,719	$—	$53,596
Restricted cash	—	—	—	51,678	—	51,678
Restricted investments, held to maturity, amortized cost				22,275		22,275
Accounts receivable, net	—	—	17,643	324,597	(3,516)	338,724
Intercompany receivable (payable)	24,239	430,030	(507,934)	53,665	—	—
Other current assets	57,914	181	136,582	13,587	—	208,264

Total current assets	82,153	430,211	(309,832)	475,521	(3,516)	674,537

Property and equipment, net	—	—	1,274,636	37,178	—	1,311,814
Investment in subsidiaries	106,194	757,590	904,312	—	(1,768,096)	—
Other assets	250	2,301	81,104	4,974	(29,619)	59,010
Intangible assets, net	—	—	323,134	10,427	—	333,561
Goodwill	—	—	246,977	6,279	—	253,256

Total assets	$188,597	$1,190,102	$2,520,331	$534,379	$(1,801,231)	$2,632,178

Current portion of long-term debt and obligations under capital leases	$—	$—	$45,703	$28,301	$(26,509)	$47,495
Other current liabilities	1,656	6,389	242,954	28,315	(3,516)	275,798

Total current liabilities	1,656	6,389	288,657	56,616	(30,025)	323,293

Long-term debt and obligations under capital leases, less current portion	—	492,561	827,972	6,116	(3,110)	1,323,539
Deferred income taxes	(19,372)	(346)	455,874	5,001	—	441,157
Securitization of accounts receivable	—	—	—	204,000	—	204,000
Other liabilities	—	—	60,502	49,576	—	110,078

Total liabilities	(17,716)	498,604	1,633,005	321,309	(33,135)	2,402,067

Total stockholders’ equity	206,313	691,498	887,326	213,070	(1,768,096)	230,111

Total liabilities and stockholders’ equity	$188,597	$1,190,102	$2,520,331	$534,379	$(1,801,231)	$2,632,178

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of operations for the three months ended March 31, 2013

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$838,532	$38,626	$(20,364)	$856,794

Operating expenses:
Salaries, wages and employee benefits	545	—	198,843	7,219	—	206,607
Operating supplies and expenses	499	—	58,935	2,989	(1,758)	60,665
Fuel	—	—	145,624	6,258	—	151,882
Purchased transportation	—	—	254,126	2,977	(12,286)	244,817
Rental expense	—	—	28,497	921	(167)	29,251
Insurance and claims	—	—	22,775	11,149	(6,153)	27,771
Depreciation and amortization of property and equipment	—	—	49,292	1,040	—	50,332
Amortization of intangibles	—	—	4,011	193	—	4,204
Gain on disposal of property and equipment	—	—	(2,339)	(15)	—	(2,354)
Communication and utilities	—	—	5,895	197	—	6,092
Operating taxes and licenses	—	—	12,876	2,664	—	15,540

Total operating expenses	1,044	—	778,535	35,592	(20,364)	794,807

Operating income (loss)	(1,044)	—	59,997	3,034	—	61,987

Interest expense, net	—	12,913	11,578	1,072	—	25,563
Other (income) expenses, net	(23,499)	(6,947)	(468)	(2,366)	31,750	(1,530)

Income (loss) before income taxes	22,455	(5,966)	48,887	4,328	(31,750)	37,954
Income tax expense (benefit)	(886)	(4,790)	18,441	1,848	—	14,613

Net income (loss)	$23,341	$(1,176)	$30,446	$2,480	$(31,750)	$23,341

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of operations for the three months ended March 31, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$809,507	$34,482	$(17,104)	$826,885

Operating expenses:
Salaries, wages and employee benefits	1,267	—	191,955	6,913	—	200,135
Operating supplies and expenses	547	2	53,715	2,780	(2,002)	55,042
Fuel	—	—	147,571	5,432	—	153,003
Purchased transportation	—	—	241,865	2,206	(10,869)	233,202
Rental expense	—	—	23,376	304	(181)	23,499
Insurance and claims	—	—	25,862	8,770	(4,052)	30,580
Depreciation and amortization of property and equipment	—	—	49,517	877	—	50,394
Amortization of intangibles	—	—	4,105	198	—	4,303
Impairments	—	—	1,065	—	—	1,065
Gain on disposal of property and equipment	—	—	(4,390)	—	—	(4,390)
Communication and utilities	—	—	6,002	244	—	6,246
Operating taxes and licenses	—	—	13,535	2,369	—	15,904

Total operating expenses	1,814	2	754,178	30,093	(17,104)	768,983

Operating income (loss), net	(1,814)	(2)	55,329	4,389	—	57,902

Interest expense, net	—	12,913	20,689	1,322	—	34,924
Other (income) expenses	(6,529)	(29,000)	(1,406)	(2,391)	59,664	20,338

Income before income taxes	4,715	16,085	36,046	5,458	(59,664)	2,640
Income tax expense (benefit)	(1,473)	(4,821)	519	2,227	—	(3,548)

Net income (loss)	$6,188	$20,906	$35,527	$3,231	$(59,664)	$6,188

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the three months ended March 31, 2013

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net income (loss)	$23,341	$(1,176)	$30,446	$2,480	$(31,750)	$23,341
Other comprehensive income:
Accumulated losses on derivatives reclassified to income	—	—	489	—	—	489
Change in fair value of interest rate swaps, net of tax	—	—	(161)	—	—	(161)

Comprehensive income ( loss)	$23,341	$(1,176)	$30,774	$2,480	$(31,750)	$23,669

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the three months ended March 31, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net income	$6,188	$20,906	$35,527	$3,231	$(59,664)	$6,188
Other comprehensive income:
Accumulated losses on derivatives reclassified to income	—	—	2,545	—	—	2,545
Change in fair value of interest rate swaps, net of tax	—	—	(575)	—	—	(575)

Comprehensive income	$6,188	$20,906	$37,497	$3,231	$(59,664)	$8,158

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of cash flows for the three months ended March 31, 2013

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$5,363	$4,817	$105,374	$(18,665)	$—	$96,889

Cash flows from investing activities:
Decrease in restricted cash	—	—	—	6,211	—	6,211
Change in restricted investments	—	—	—	(7,073)	—	(7,073)
Proceeds from sale of property and equipment	—	—	9,899	40	—	9,939
Capital expenditures	—	—	(57,597)	(39)	—	(57,636)
Payments received on notes receivable	—	—	1,034	—	—	1,034
Expenditures on assets held for sale	—	—	(833)	—	—	(833)
Payments received on assets held for sale	—	—	21,828	—	—	21,828
Payments received on equipment sale receivables	—	—	596	—	—	596
Payments received on intercompany notes payable	—	—	3,315	—	(3,315)	—
Capital contribution to subsidiary	—	—	(1,160)	—	1,160	—

Net cash used in investing activities	—	—	(22,918)	(861)	(2,155)	(25,934)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	—	3,200	—	3,200
Payment of deferred loan costs	—	—	(1,257)	—	—	(1,257)
Borrowings under accounts receivable securitization	—	—	—	56,000	—	56,000
Repayment of accounts receivable securitization	—	—	—	(56,000)	—	(56,000)
Repayment of long-term debt and capital leases	—	—	(90,000)	(133)	—	(90,133)
Repayment of intercompany notes payable	—	—	—	(3,315)	3,315	—
Capital contribution to subsidiary	—	—	—	1,160	(1,160)	—
Net funding (to) from affiliates	(7,748)	(4,817)	(4,382)	16,947	—	—
Other financing activities	2,385	—	—	—	—	2,385

Net cash (used in) provided by financing activities	(5,363)	(4,817)	(95,639)	17,859	2,155	(85,805)

Net decrease in cash and cash equivalents	—	—	(13,183)	(1,667)	—	(14,850)

Cash and cash equivalents at beginning of period	—	—	43,877	9,719	—	53,596
Cash and cash equivalents at end of period	$—	$—	$30,694	$8,052	$—	$38,746

Swift Transportation Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of cash flows for the three months ended March 31, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$13,712	$14,818	$54,840	$(13,198)	$—	$70,172

Cash flows from investing activities:
Decrease in restricted cash	—	—	—	10,718	—	10,718
Change in restricted investments	—	—	—	(11,086)	—	(11,086)
Funding of notes receivable	—	—	(7,500)	—	—	(7,500)
Proceeds from sale of property and equipment	—	—	33,856	2	—	33,858
Capital expenditures	—	—	(43,506)	(740)	—	(44,246)
Payments received on notes receivable	—	—	1,980	—	—	1,980
Expenditures on assets held for sale	—	—	(1,719)	—	—	(1,719)
Payments received on assets held for sale	—	—	1,760	—	—	1,760
Payments received on equipment sale receivables	—	—	5,466	—	—	5,466
Payments received on intercompany notes payable	—	—	302	—	(302)	—
Funding of intercompany notes payable	—	—	(547)	—	547	—
Other investing activities	—	—	(500)	—	—	(500)

Net cash (used in) provided by investing activities	—	—	(10,408)	(1,106)	245	(11,269)

Cash flows from financing activities:
Payment of deferred loan costs	—	—	(5,932)	—	—	(5,932)
Borrowings under accounts receivable securitization	—	—	—	89,000	—	89,000
Repayment of accounts receivable securitization	—	—	—	(106,000)	—	(106,000)
Repayment of long-term debt and capital leases	—	—	(70,390)	(133)	—	(70,523)
Proceeds from intercompany notes payable	—	—	—	547	(547)	—
Repayment of intercompany notes payable	—	—	—	(302)	302	—
Net funding (to) from affiliates	7,738	(14,818)	(25,259)	32,339	—	—
Other financing activities	152	—	—	—	—	152

Net cash (used in) provided by financing activities	7,890	(14,818)	(101,581)	15,451	(245)	(93,303)

Net (decrease) increase in cash and cash equivalents	21,602	—	(57,149)	1,147	—	(34,400)

Cash and cash equivalents at beginning of period	11,132	—	64,717	6,235	—	82,084
Cash and cash equivalents at end of period	$32,734	$—	$7,568	$7,382	$—	$47,684

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2012.

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

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Total GAAP operating revenue	$856,794	$826,885
Less: Fuel surcharge revenue	170,286	162,714

Revenue xFSR	686,508	664,171

Total GAAP operating expense	794,807	768,983
Adjusted for:
Fuel surcharge revenue	(170,286)	(162,714)
Amortization of certain intangibles (a)	(3,912)	(4,011)
Non-cash impairments (b)	—	(1,065)

Adjusted operating expense	620,609	601,193

Adjusted operating income	$65,899	$62,978

Adjusted Operating Ratio	90.4%	90.5%
Operating Ratio	92.8%	93.0%

(a)	Amortization of certain intangibles reflects the non-cash amortization expense of $3.9 million and $4.0 million for the three months ended March 31, 2013 and 2012, respectively, relating to certain intangible assets identified in our 2007 going private transaction.
(b)	Real property with a carrying amount of $1.7 million was written down to its fair value of $0.6 million, resulting in a pre-tax impairment charge of $1.1 million in the first quarter of 2012.

We define Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) as net income (loss) plus (i) depreciation and amortization, (ii) interest and derivative interest expense, including other fees and charges associated with indebtedness, net of interest income, (iii) income taxes, (iv) non-cash equity compensation expense, (v) non-cash impairments, (vi) other special non-cash items, and (vii) excludable transaction costs. We believe that Adjusted EBITDA is a relevant measure for estimating the cash generated by our operations that would be available to cover capital expenditures, taxes, interest and other investments and that it enhances an investor’s understanding of our financial performance. We use Adjusted EBITDA for business planning purposes and in measuring our performance relative to that of our competitors. Our method of computing Adjusted EBITDA is consistent with that used in our senior secured credit agreement for covenant compliance purposes and may differ from similarly titled measures of other companies. A reconciliation of GAAP net income to Adjusted EBITDA for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Net income	$23,341	$6,188
Adjusted for:
Depreciation and amortization of property and equipment	50,332	50,394
Amortization of intangibles	4,204	4,303
Interest expense	25,574	32,776
Derivative interest expense	562	2,545
Interest income	(573)	(397)
Income tax (benefit) expense	14,613	(3,548)

EBITDA	$118,053	$92,261

Non-cash equity compensation (a)	545	1,267
Loss on debt extinguishment (b)	5,044	20,940
Non-cash impairments (c)	—	1,065

Adjusted EBITDA	$123,642	$115,533

(a)	Represents recurring non-cash equity compensation expense on a pre-tax basis. In accordance with the terms of our senior credit agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.
(b)	On March 7, 2013, the Company entered into a Second Amended and Restated Credit Agreement (“2013 Agreement”). The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the Amended and Restated Credit Agreement (“2012 Agreement”) entered into on March 6, 2012 with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term loan B-1 and B-2 tranches with face values of $250.0 million and $410.0 million, respectively. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million in the first quarter of 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the then-existing first lien term loan B-1 and B-2 tranches. In the first quarter of 2012, the Company entered into the 2012 Agreement which replaced the then-existing, remaining $874 million face value first lien term loan, resulting in a loss on debt extinguishment of $20.9 million in the first quarter of 2012, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the original term loan.
(c)	Includes the item discussed in note (b) to the Adjusted Operating Ratio table above.

We define Adjusted EPS as (1) income (loss) before income taxes plus (i) amortization of the intangibles from our 2007 going private transaction, (ii) non-cash impairments, (iii) other special non-cash items, (iv) excludable transaction costs, (v) the mark-to-market adjustment on our interest rate swaps that is recognized in the consolidated statement of operations in a given period, and (vi) the amortization of previous losses recorded in accumulated other comprehensive income (“OCI”) related to interest rate swaps we terminated upon our IPO and refinancing transactions in December 2010; (2) reduced by income taxes; (3) divided by weighted average diluted shares outstanding. For all periods through 2012, we used a normalized tax rate of 39% in our Adjusted EPS calculation due to the amortization of deferred tax assets related to our pre-IPO interest rate swap amortization and other items that we knew would cause fluctuations in our GAAP effective tax rate. Beginning in 2013, these items should no longer result in large variations. Therefore, we will use our GAAP effective tax rate for our Adjusted EPS calculation beginning in 2013. We believe the presentation of financial results excluding the impact of the items noted above provides a consistent basis for comparing our results from period to period and to those of our peers due to the non-comparable nature of the intangibles from our going-private transaction, the historical volatility of the interest rate derivative agreements and the non-operating nature of the impairment charges, transaction costs and other adjustment items. A reconciliation of GAAP diluted earnings per share to Adjusted EPS for each of the periods indicated is as follows (the numbers reflected in the below table are calculated on a per share basis and may not foot due to rounding):

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Diluted earnings per share	$0.17	$0.04
Adjusted for:
Income tax (benefit) expense	0.10	(0.03)

Income before income taxes	0.27	0.02

Non-cash impairments (a)	—	0.01
Loss on debt extinguishment (b)	0.04	0.15
Amortization of certain intangibles (c)	0.03	0.03
Amortization of unrealized losses on interest rate swaps (d)	—	0.02

Adjusted income before income taxes	0.33	0.22
Provision for income tax expense at effective rate	0.13	0.09

Adjusted EPS	$0.21	$0.14

(a)	Includes the item discussed in note (b) to the Adjusted Operating Ratio table above.
(b)	Includes the items discussed in note (b) to the Adjusted EBITDA table above.
(c)	Includes the items discussed in note (a) to the Adjusted Operating Ratio table above.
(d)	Amortization of unrealized losses on interest rate swaps reflects the non-cash amortization expense of $2.5 million for the three months ended March 31, 2012, comprised of previous losses recorded in accumulated OCI related to the interest rate swaps we terminated upon our IPO and concurrent refinancing transactions in December 2010. Such losses were incurred in prior periods when hedge accounting applied to the swaps and are expensed in relation to the hedged interest payments through the original maturity of the swaps in August 2012.

Overview

We are a multi-faceted transportation services company and the largest truckload carrier in North America. As of March 31, 2013, we operate a tractor fleet of approximately 15,600 units comprised of 11,600 tractors driven by company drivers and 4,000 owner-operator tractors, a fleet of 52,700 trailers, and 8,700 intermodal containers from 35 major terminals positioned near major freight centers and traffic lanes in the United States and Mexico. We offer customers the opportunity for “one-stop shopping” for their truckload transportation needs through a broad spectrum of services and equipment. Our extensive suite of services includes general, dedicated, and cross-border U.S./Mexico truckload services through dry van, temperature-controlled, flatbed, and specialized trailers, in addition to rail intermodal and non-asset based freight brokerage and logistics management services, making it an attractive choice for a broad array of customers.

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

The table below reflects our total operating revenue, revenue xFSR, net income, diluted earnings per common share, Operating Ratio, Adjusted Operating Ratio, Adjusted EBITDA, and Adjusted EPS for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Total operating revenue	$856,794	$826,885
Revenue xFSR	$686,508	$664,171
Net income	$23,341	$6,188
Diluted earnings per share	$0.17	$0.04
Operating Ratio	92.8%	93.0%
Adjusted Operating Ratio	90.4%	90.5%
Adjusted EBITDA	$123,642	$115,533
Adjusted EPS	$0.21	$0.14

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

Fuel surcharges are designed to compensate us for fuel costs above a certain cost per gallon base. Generally, we receive fuel surcharges on the miles for which we are compensated by customers. However, we continue to have exposure to increasing fuel costs related to deadhead miles, fuel inefficiency due to engine idle time, and other factors as well as the extent to which the surcharge paid by the customer is insufficient. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. Although our surcharge programs vary by customer, we endeavor to negotiate an additional penny per mile charge for every five cent increase in the United States Department of Energy, or DOE, national average diesel fuel index over an agreed baseline price. In some instances, customers choose to incorporate the additional charge by splitting the impact between the basic rate per mile and the surcharge fee. In addition, we have moved much of our West Coast customer activity to a surcharge program that is indexed to the DOE’s West Coast average diesel fuel index as diesel fuel prices in the western United States generally are higher than the national average index. Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are paying current day prices for fuel but billing based on a lagging index. In periods of declining prices, the opposite is true.

Our other businesses revenue is generated by our non-asset based freight brokerage and logistics management service, tractor leasing revenue of Interstate Equipment Leasing (“IEL”), premium revenue generated by our captive insurance companies, and other revenue generated by our repair and maintenance shops. The main factors that affect other businesses revenue are demand for brokerage and logistics services and the number of owner-operators leasing equipment from us.

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

Because a significant portion of our expenses are either fully or partially variable based on the number of miles traveled, changes in weekly revenue per tractor, excluding fuel surcharge revenue (“weekly revenue xFSR per tractor”) caused by increases or decreases in deadhead miles percentage, rate per mile, and loaded miles have varying effects on our profitability. In general, changes in deadhead miles percentage have the largest proportionate effect on profitability because we still bear all of the expenses for each deadhead mile but do not earn any revenue to offset those expenses. Changes in rate per mile have the next largest proportionate effect on profitability because incremental improvements in rate per mile are not offset by any additional expenses. Changes in loaded miles generally have a smaller effect on profitability because variable expenses increase or decrease with changes in miles. However, items such as driver and owner-operator satisfaction and network efficiency are affected by changes in mileage and have significant indirect effects on expenses.

In general, our miles per tractor per week, rate per mile, and deadhead miles percentage are affected by industry-wide freight volumes, industry-wide trucking capacity, and the competitive environment, which factors are beyond our control, as well as by our service levels, planning, and discipline of our operations, over which we have significant control.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Factors Affecting Comparability between Periods

Three months ended March 31, 2013 results of operations

Net income for the three months ended March 31, 2013 was $23.3 million. Items impacting comparability between the first quarter of 2013 and the corresponding 2012 period include the following:

•	$6.1 million gain on the sale of two properties classified as held for sale; and

•	$5.0 million loss on debt extinguishment resulting from the replacement of our previous Amended and Restated Credit Agreement in the first quarter of 2013.

Three months ended March 31, 2012 results of operations

Net income for the three months ended March 31, 2012 was $6.2 million. Items impacting comparability between the first quarter of 2012 and the corresponding 2013 period include the following:

•	approximately $20.9 million loss on debt extinguishment resulting from the replacement of the first lien term loan;

•	approximately $5.2 million gain relating to a contractual settlement with the City of Los Angeles recorded in operating supplies and expenses;

•	approximately $4.6 million benefit reflecting the deferred state tax benefit related to an internal corporate restructuring of our subsidiaries; and

•	approximately $1.1 million pre-tax impairment charge for real property with a carrying value of $1.7 million written down to its estimated fair value of $0.6 million in the first quarter of 2012.

Results of Operations—Segment Review

During 2013, we operated three reportable segments: truckload, dedicated and intermodal. The descriptions of the operations of these reportable segments are described in Note 15 in our consolidated financial statements. The following tables reconcile our operating revenues and operating income by reportable segment to our consolidated operating revenue and operating income for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Operating revenue:
Truckload	$559,595	$551,247
Dedicated	179,226	171,539
Intermodal	77,325	69,045

Subtotal	816,146	791,831
Nonreportable segments	55,292	52,331
Intersegment eliminations	(14,644)	(17,277)

Consolidated operating revenue	$856,794	$826,885

Operating income (loss):
Truckload	$42,403	$46,554
Dedicated	18,954	14,507
Intermodal (1)	(1,798)	(4,027)

Subtotal	59,559	57,034
Nonreportable segments	2,428	868

Consolidated operating income	$61,987	$57,902

(1)	During the first quarter of 2012, our intermodal reportable segment incurred an increase in its insurance and claims expense primarily related to one claim associated with a drayage accident, which increased the intermodal operating ratio by approximately 450 to 480 basis points for the three months ended March 31, 2012, as compared to the first quarter of 2011 and 2013.

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

Our main measure of productivity for our truckload and dedicated reportable segments is weekly revenue xFSR per tractor. Weekly revenue xFSR per tractor is affected by our loaded miles, which only include the miles driven when hauling freight, the size of our fleet (because available loads may be spread over fewer or more tractors), and the rates received for our services. We strive to increase our revenue per tractor by improving freight rates with our customers and hauling more loads with our existing equipment, effectively moving freight within our network, keeping tractors maintained, and recruiting and retaining drivers and owner-operators.

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

We monitor weekly revenue xFSR per tractor, deadhead miles percentage, average tractors available, load count and average container count on a daily basis, and we measure Adjusted Operating Ratio on a monthly basis.

Truckload

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$559,595	$551,247
Operating income	$42,403	$46,554
Operating ratio	92.4%	91.6%
Adjusted operating ratio	90.4%	89.3%
Weekly revenue xFSR per tractor	$3,182	$3,028
Total loaded miles	261,850	262,549
Deadhead miles percentage	11.2%	11.3%
Average tractors available for dispatch:
Company	7,494	7,683
Owner-Operator	3,291	3,354

Total	10,785	11,037

A reconciliation of our adjusted operating ratio for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Total GAAP operating revenue	$559,595	$551,247
Less: Fuel surcharge revenue	118,339	116,866

Revenue xFSR	441,256	434,381

Total GAAP operating expense	517,192	504,693
Adjusted for:
Fuel surcharge revenue	(118,339)	(116,866)

Adjusted operating expense	398,853	387,827

Adjusted operating income	$42,403	$46,554

Adjusted operating ratio	90.4%	89.3%

Revenue

For three months ended March 31, 2013, our truckload segment operating revenue increased by $8.3 million, or 1.5%, compared with the same period in 2012. During the first quarter of 2013, truckload revenue xFSR increased 1.6% as compared to the first quarter of 2012. Our weekly revenue xFSR per tractor increased 5.1% primarily due to a 3.2% increase in our utilization, as measured by loaded miles per truck per week and a 1.9% increase in our revenue xFSR per loaded mile.

Operating income

Truckload operating income decreased $4.2 million, or 8.9% from the first quarter of 2012 to the first quarter of 2013. This decrease in operating income caused our adjusted operating ratio to increase to 90.4% during the three months ended March 31, 2013 compared with 89.3% in the same period in 2012, which was primarily driven by a $5.2 million benefit from the favorable contract resolution with the Port of Los Angeles in the first quarter of 2012. Excluding the year over year impact from the prior year favorable contract resolution, the margin improvement resulting from the increase in our revenue xFSR per loaded mile and utilization noted above in addition to the slight improvement in our deadhead percentage offset the negative impact in the 2013 quarter from higher equipment costs, increased expenses related to inclement weather and increases in both driver wages and owner-operator expense resulting from the change in pay structure we implemented in July of 2012.

Dedicated

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$179,226	$171,539
Operating income	$18,954	$14,507
Operating ratio	89.4%	91.5%
Adjusted operating ratio	86.9%	89.7%
Weekly revenue xFSR per tractor	$3,385	$3,370
Average tractors available for dispatch:
Company	2,684	2,537
Owner-Operator	643	668

Total	3,327	3,205

A reconciliation of our adjusted operating ratio for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Total GAAP operating revenue	$179,226	$171,539
Less: Fuel surcharge revenue	34,433	31,131

Revenue xFSR	144,793	140,408

Total GAAP operating expense	160,272	157,032
Adjusted for:
Fuel surcharge revenue	(34,433)	(31,131)

Adjusted operating expenses	125,839	125,901

Adjusted operating income	$18,954	$14,507

Adjusted operating ratio	86.9%	89.7%

Revenue

For the three months ended March 31, 2013, our dedicated segment operating revenue increased by $7.7 million, or 4.5% compared with the same period in 2012. Dedicated revenue xFSR increased 3.1% largely due to growth with our existing customers and the addition of new customer accounts partially offset by the termination of a few underperforming customer contracts during the latter half of 2012 and the first quarter of 2013.

Operating income

Our dedicated operating income increased to $19.0 million for the first quarter of 2013 from $14.5 million in the same period of 2012. Our dedicated adjusted operating ratio improved 280 basis points to 86.9% in the three months ended March 31, 2013 from 89.7% in the same period of 2012, which was the result of the change in business mix and improvement in our operational efficiencies.

Intermodal

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$77,325	$69,045
Operating loss	$(1,798)	$(4,027)
Operating ratio(1)	102.3%	105.8%
Adjusted operating ratio(1)	103.0%	107.4%
Average tractors available for dispatch:
Company	263	271
Owner-Operator	18	—

Total	281	271

Load count	33,695	30,710
Average container count	8,717	6,317

(1)	During the first quarter of 2012, our Intermodal reportable segment incurred an increase in its insurance and claims expense primarily related to one claim associated with a drayage accident, which increased the intermodal operating ratio by approximately 450 to 480 basis points, and increased the intermodal adjusted operating ratio by approximately 570 to 600 basis points for three months ended March 31, 2012, as compared to the first quarters of 2011 and 2013.

A reconciliation of our adjusted operating ratio for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Total GAAP operating revenue	$77,325	$69,045
Less: Fuel surcharge revenue	16,740	14,467

Revenue xFSR	60,585	54,578

Total GAAP operating expense	79,123	73,072
Adjusted for:
Fuel surcharge revenue	(16,740)	(14,467)

Adjusted operating expenses	62,383	58,605

Adjusted operating loss	$(1,798)	$(4,027)

Adjusted operating ratio	103.0%	107.4%

Revenue

For the three months ended March 31, 2013, our intermodal operating revenue increased $8.3 million as compared to the three months ended March 31, 2012. During the first quarter of 2013, our intermodal revenue xFSR grew 11.0% over the first quarter of 2012. This increase in revenue xFSR was driven by a 9.7% increase in the number of loads hauled, combined with a 1.2% increase in revenue xFSR per load. Loads in our Container on Flat Car (COFC) business grew 20.8% and our COFC revenue xFSR per load grew 1.8%. This growth in COFC was partially offset by a 65.5% reduction in Trailer on Flat Car (TOFC) revenue.

Operating loss

Our intermodal operating loss decreased from $4.0 million in the first quarter of 2012 to $1.8 million in the first quarter of 2013. Correspondingly, our intermodal adjusted operating ratio improved to 103.0% during the three months ended March 31, 2013 from 107.4% in the same period in 2012. This improvement was primarily due to one claim associated with a dray truck accident in the first quarter of 2012. This claim increased the intermodal operating ratio by approximately 450 to 480 basis points, and the adjusted operating ratio by approximately 570 to 600 basis points in the first quarter of 2012 compared to the first quarters of 2011 and 2013. The reduction in our adjusted operating ratio associated with improved insurance and claims expense in the first quarter of 2013 was partially offset by higher expenses resulting from the larger container fleet and related chassis expenses compared to the first quarter of 2012.

Other-nonreportable segments

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Operating revenue	$55,292	$52,331
Operating income	$2,428	$868

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

For the three months ended March 31, 2013, combined revenue from these services increased 5.7% compared to the same quarter in 2012, driven primarily by an increase in the services provided to owner-operators.

Consolidated Operating Expense

Salaries, Wages and Employee Benefits

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Salaries, wages and employee benefits	$206,607	$200,135
% of revenue xFSR	30.1%	30.1%
% of operating revenue	24.1%	24.2%

For the three months ended March 31, 2013, salaries, wages, and employee benefits increased by $6.5 million, or 3.2%, compared with the same period in 2012. As a percentage of revenue xFSR, salaries, wages, and employee benefits were flat compared with the same period in 2012. The dollar increase was primarily a result of increases in the driver pay implemented in the third quarter of 2012, growth in our non-driver administrative staff to support our growing business and increases in our workers compensation expense, resulting from an increase in reserves associated with unfavorable developments on our prior year loss layers.

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

Operating Supplies and Expenses

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Operating supplies and expenses	$60,665	$55,042
% of revenue xFSR	8.8%	8.3%
% of operating revenue	7.1%	6.7%

For the three months ended March 31, 2013, operating supplies and expenses increased $5.6 million, or 10.2%, compared with the same period in 2012. As a percentage of revenue xFSR, operating supplies and expenses increased to 8.8% compared with 8.3% for the 2012 period. This increase was primarily the result of the favorable contract resolution with the Port of Los Angeles in the first quarter of 2012.

Fuel Expense

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Fuel expense	$151,882	$153,003
% of operating revenue	17.7%	18.5%

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

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Total fuel surcharge revenue	$170,286	$162,714
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	71,544	67,109

Company fuel surcharge revenue	$98,742	$95,605

Total fuel expense	$151,882	$153,003
Less: Company fuel surcharge revenue	98,742	95,605

Net fuel expense	$53,140	$57,398

% of revenue xFSR	7.7%	8.6%

For the three months ended March 31, 2013, net fuel expense decreased $4.3 million, or 7.4%, compared with the same period in 2012. As a percentage of revenue xFSR, net fuel expense decreased to 7.7%, for the first quarter of 2013 as compared with 8.6% for the same period in 2012. This decrease was primarily due to rapidly rising fuel prices throughout the first quarter of 2012 and the associated fuel surcharge lag. We bill our fuel surcharge revenue based on the average DOE diesel fuel index for the prior week. However, we pay for fuel based on current daily prices. As we have stated previously, in periods of rising fuel prices, we are negatively impacted due to the structural lag in billing fuel surcharges. The opposite is true during periods of fuel price declines. Through the first two months of 2013, the DOE average increased approximately $0.25 per gallon, similar to the negative trend we experienced in 2012. However, unlike March of 2012, fuel prices declined during March of 2013. Additionally, the decrease in net fuel expense was positively impacted by improved fuel efficiency and fewer deadhead miles, partially offset by increased idle due to inclement weather during the first quarter of 2013.

Purchased Transportation

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Purchased transportation expense	$244,817	$233,202
% of operating revenue	28.6%	28.2%

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

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Purchased transportation	$244,817	$233,202
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	71,544	67,109

Purchased transportation, net of fuel surcharge reimbursement	$173,273	$166,093

% of revenue xFSR	25.2%	25.0%

For the three months ended March 31, 2013, purchased transportation, net of fuel surcharge reimbursement, increased $7.2 million, or 4.3%, compared with the same period in 2012. As a percentage of revenue xFSR, purchased transportation, net of fuel surcharge reimbursement, increased to 25.2%, compared with 25.0% for 2012. The increase in both cost and percentage of revenue xFSR revenue is primarily a result of an increase in intermodal volumes.

Insurance and Claims

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Insurance and claims	$27,771	$30,580
% of revenue xFSR	4.0%	4.6%
% of operating revenue	3.2%	3.7%

For the three months ended March 31, 2013, insurance and claims expense decreased by $2.8 million, or 9.2%, compared with the same period in 2012. As a percentage of revenue xFSR, insurance and claims decreased from 4.6% during the first quarter of 2012 to 4.0% during the first quarter of 2013. This decrease is primarily due to an increase in reserves associated with unfavorable development of our prior year loss layers during the first quarter of 2012, the majority of which related to adjustments made to two claims from 2006 and 2007.

Rental Expense and Depreciation and Amortization of Property and Equipment

Because the mix of our leased versus owned tractors varies, we believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment when comparing results from period to period for analysis purposes.

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Rental expense	$29,251	$23,499
Depreciation and amortization of property and equipment	50,332	50,394

Rental expense and depreciation and amortization of property and equipment	$79,583	$73,893

% of revenue xFSR	11.6%	11.1%
% of operating revenue	9.3%	8.9%

Rental expense and depreciation and amortization of property and equipment were primarily driven by our fleet of tractors and trailers shown below:

	As of
	March 31,	December 31,	March 31,
	2013	2012	2012
	(Unaudited)
Tractors:
Company
Owned	5,794	5,431	6,198
Leased — capital leases	2,368	2,328	2,582
Leased — operating leases	3,498	3,516	2,890

Total company tractors	11,660	11,275	11,670

Owner-operator
Financed through the Company	2,964	3,020	2,939
Other	1,024	936	1,027

Total owner-operator tractors	3,988	3,956	3,966

Total tractors	15,648	15,231	15,636

Trailers	52,679	52,841	51,031

Containers	8,718	8,717	6,424

For the three months ended March 31, 2013, rental expense and depreciation and amortization of property and equipment increased by $5.7 million, or 7.7%, compared with the same period in 2012. As a percentage of revenue xFSR, such expenses increased from 11.1% during the first quarter of 2012 to 11.6% during the first quarter of 2013. This increase was primarily due to the rising costs of new equipment, the growth in the number of trailers and intermodal containers, and a higher percentage of leased assets which increases rent expense due to the inclusion of financing costs.

Amortization of Intangibles

Amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with our 2007 going private transaction.

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Amortization of intangibles	$4,204	$4,303

Amortization of intangibles for the three months ended March 31, 2013 and 2012 is comprised of $3.9 million and $4.0 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to intangible assets existing prior to the 2007 going private transaction. Amortization expense decreased slightly in the first quarter of 2013 compared to the same period of 2012 primarily due to the 150% declining balance amortization method applied to the customer relationship intangible recognized in conjunction with the 2007 going private transaction.

Impairments

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Impairments	$—	$1,065

In the first quarter of 2012, real property with a carrying amount of $1.7 million was written down to its estimated fair value of $0.6 million, resulting in a pre-tax impairment charge of $1.1 million.

Gain on disposal of property and equipment

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Gain on disposal of property and equipment	$(2,354)	$(4,390)

Gain on disposal of property and equipment decreased to $2.4 million in the first quarter of 2013 compared to $4.4 million in the first quarter of 2012 primarily due to a reduction in the amount of equipment disposed of during the quarter.

Interest Expense

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Interest expense	$25,574	$32,776

Interest expense for the three months ended March 31, 2013 is primarily based on the end of period debt balances as of March 31, 2013 of $250.0 million and $410.0 million carrying value of the first lien term loan B-1 tranche and B-2 tranche, respectively, $492.9 million net carrying value of senior second priority secured notes, $204.0 million of our accounts receivable securitization obligation, and $137.1 million present value of capital lease obligations.

Interest expense decreased by $7.2 million from $32.8 million for the three months ended March 31, 2012 to $25.6 million for the three months ended March 31, 2013. This decrease was primarily related to our various voluntary prepayments of debt made from March 31, 2012 to March 31, 2013 and the refinancing of our term loan facilities completed in March of 2013 and March of 2012. On March 6, 2012, we entered into the Amended and Restated Credit Agreement (the “2012 Agreement”) that replaced the then-existing $874.0 million face value first lien term loan, which accrued interest at LIBOR plus 4.50%, including a minimum LIBOR rate of 1.50% with a $200.0 million face value first lien loan B-1 tranche, which accrued interest at LIBOR plus 3.75% with no minimum LIBOR rate, and a $674.0 million face value first lien loan B-2 tranche, which accrued interest at LIBOR plus 3.75%, including a minimum LIBOR rate of 1.25%. On March 7, 2013, we entered into the Second Amended and Restated Credit Agreement (the “2013 Agreement”). The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the 2012 Agreement with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term loan B-1 and B-2 tranches with face values of $250.0 million and $410.0 million, respectively. In addition, the 2013 Agreement reduced the interest rates applicable to the first lien term loan B-1 tranche to LIBOR plus 2.75% with no minimum LIBOR rate and the first lien term loan B-2 tranche to LIBOR plus 3.00% with a minimum LIBOR rate of 1.00%. Further, interest expense decreased from the first quarter of 2012 to the first quarter of 2013 as a result of the decrease in our capital lease obligations from $158.6 million as of March 31, 2012 to $137.1 million as of March 31, 2013. In addition to the refinancing noted above, we made voluntary prepayments of $58.0 million on our first lien term loan B-1 tranche and $166.0 million on our first lien term loan B-2 tranche under the 2012 Agreement from March 31, 2012 to March 31, 2013. The prepayments were primarily funded through proceeds from operating cash flows, advances from our accounts receivable securitization and the Incremental Term Loan entered into in April 2012 and discussed in Note 8 of the notes to the consolidated financial statements, included in Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

Derivative Interest Expense

In December 2010, in conjunction with our IPO and refinancing transactions, we terminated all our remaining interest rate swaps and paid $66.4 million to our counterparties in full satisfaction of these interest rate swap agreements. In April 2011, in connection with our new senior secured credit facility, we entered into two forward-starting interest rate swap agreements with a total notional amount of $350.0 million. These interest rate swaps became effective in January 2013, mature in July 2015, and have been designated and qualified as cash flow hedges. As such, the effective portion of the changes in fair value of these designated swaps is recorded in accumulated other comprehensive income (“OCI”) and is thereafter recognized to derivative interest expense as the interest on the hedged debt affects earnings, which hedged interest accruals started in January of 2013. Any ineffective portions of the changes in the fair value of designated interest rate swaps will be recognized directly to earnings as derivative interest expense.

As noted above, on March 7, 2013, we entered into the 2013 Agreement replacing our 2012 Agreement. Due to the incorporation of a new interest rate floor provision in the 2013 Agreement, which constitutes a change in critical terms, we concluded as of February 28, 2013, the outstanding interest rate swaps would no longer be highly effective in achieving offsetting changes in cash flows related to the hedged interest payments. As a result, we de-designated the hedges as of February 28, 2013 (“de-designation date”). Beginning on March 1, 2013, the effective portion of the interest rate swaps prior to the change (i.e. amounts previously recorded in accumulated OCI) have been and will continue to be amortized as derivative interest expense over the period of the originally designated hedged interest payments through July 2015. Following the de-designation date, changes in fair value of the interest rate swaps are immediately recognized in the consolidated statements of operations as derivative interest expense.

Derivative interest expense consists of expenses related to our interest rate swaps, including the income effect of mark-to-market adjustments of interest rate swaps and settlement payments. The following is a summary of our derivative interest expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Derivative interest expense	$562	$2,545

Derivative interest expense for the three months ended March 31, 2013, represents the losses recorded in accumulated OCI that is amortized to derivative interest expense over the original terms of the de-designated swaps on February 28, 2013 and settlement payments for the interest rate swaps which mature in July 2015.

Loss on Debt Extinguishment

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Loss on debt extinguishment	$5,044	$20,940

As noted above, on March 7, 2013, we entered into the 2013 Agreement replacing the 2012 Agreement. The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the 2012 Agreement. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million for the three months ended March 31, 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement. In the first quarter of 2012, we entered into the 2012 Agreement, which replaced the then-existing, remaining $874.0 million face value first lien term loan, resulting in a loss on debt extinguishment of $20.9 million, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the original term loan.

Gain on Sale of Real Property

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Gain on sale of real property	$(6,078)	$—

During the first quarter of 2013, we disposed of two non-operating properties in Wilmington, CA and Phoenix, AZ, resulting in a gain of $6.1 million.

Income Tax (Benefit) Expense

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Income tax (benefit) expense	$14,613	$(3,548)

For the three months ended March 31, 2013, our income tax expense was $14.6 million, resulting in an effective tax rate of 38.5%. Income tax benefit for the three months ended March 31, 2012 reflects an effective tax rate benefit of 134.4%, which is better than the expected effective tax rate of 39.0% due to the deferred state tax benefit related to an internal corporate restructuring of our subsidiaries. Excluding the impact of discrete items the effective tax rate for the quarter would have been 39.0%.

Liquidity and Capital Resources

Cash Flow

Our summary statements of cash flows information for the three months ended March 31, 2013 and 2012, is set forth in the table below:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Net cash provided by operating activities	$96,889	$70,172
Net cash used in investing activities	$(25,934)	$(11,269)
Net cash used in financing activities	$(85,805)	$(93,303)

The $26.7 million increase in net cash provided by operating activities during the first three months ended March 31, 2013 compared to the same period in 2012 was primarily the result of the $12.0 million reduction in cash paid for interest and income taxes, $8.7 million increase of accounts payable, accrued and other liabilities and a $4.1 million increase in operating income during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Our net cash used in investing activities increased $14.7 million during the three months ended March 31, 2013 as compared to the same period in 2012. This increase was primarily related to the $13.4 million increase in our gross capital expenditures as well as $23.9 million reduction in proceeds received on the sales of our property and equipment. This net outflow was partially offset by $20.1 million increase in proceeds received from the sale of property and equipment classified as assets held for sale during the first quarter of 2013, which was predominately related to the sale of real property in Wilmington, CA and Phoenix, AZ noted above.

Cash used in financing activities decreased by $7.5 million in the three months ended March 31, 2013 as compared to the same period in 2012. This decrease was primarily related to the $17.0 million reduction in net repayments on the accounts receivable securitization from the first quarter of 2012 to the first quarter of 2013, $3.2 million in proceeds received from the issuance of a note payable and $2.9 million in proceeds from issuance of common stock from exercises of stock options and employee stock purchase plan during the first quarter of 2013, and a $4.7 million decrease in payments in deferred loan costs from the first quarter of 2012 to the first quarter of 2013. This decrease in cash used in financing activities was offset by the $19.6 million increase in repayments on debt and capital leases during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Sources

As of March 31, 2013 and December 31, 2012, we had the following sources of liquidity available to us:

	March 31,	December 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Cash and cash equivalents, excluding restricted cash	$38,746	$53,596
Availability under revolving line of credit due September 2016	251,932	240,932
Availability under 2011 RSA	58,400	64,600

Total unrestricted liquidity	$349,078	$359,128

Restricted cash	45,467	51,678
Restricted investments, held to maturity, amortized cost	29,328	22,275

Total liquidity, including restricted cash and investments	$423,873	$433,081

As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $38.7 million and $53.6 million, respectively. As of March 31, 2013, there were no outstanding borrowings on our $400.0 million revolving line of credit, although there are $148.1 million in letters of credit outstanding under this facility leaving $251.9 million available. In addition, we had borrowed $204.0 million from our $275.0 million accounts receivable facility, leaving $58.4 million available as of March 31, 2013, based on eligible receivables as of that date. Furthermore, we had restricted cash and short-term investments of $45.5 million and $29.3 million, respectively, primarily held by our captive insurance companies for the payment of claims, giving us a total liquidity position of approximately $423.9 million as of March 31, 2013.

Uses

Our business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures, other assets, working capital changes, principal and interest payments on our obligations, letters of credit to support insurance requirements, and tax payments to fund our taxes in periods when we generate taxable income.

We also make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and potentially fund growth in our revenue equipment fleet if justified by customer demand and our ability to finance the equipment and generate acceptable returns. As of March 31, 2013, we expect our net cash capital expenditures to be approximately $200 million for the remainder of 2013. In addition, we believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant. Beyond 2013, we expect our net capital expenditures to remain substantial.

As of March 31, 2013, we had $289.0 million of purchase commitments outstanding to acquire replacement tractors through the rest of 2013 and 2014. We generally have the option to cancel tractor purchase orders with 60 to 90 day notice prior to scheduled production, although the notice date has lapsed for approximately 56% of the commitments remaining as of March 31, 2013. In addition, we had trailer purchase commitments outstanding at March 31, 2013 for $79.7 million through the rest of 2013. These purchases are expected to be financed by a combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.

As of March 31, 2013, we did not have outstanding purchase commitments for intermodal containers, fuel, facilities, or non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

As of March 31, 2013 and December 31, 2012, we had a working capital surplus of $296.2 million and $351.2 million, respectively. The decrease was primarily related to use of cash on hand to voluntarily repay $74.5 million of the non-current portion of the then-existing B-1 and B-2 tranches of first lien term loan in January and February of 2013 and the $11.7 million increase in our current portion of long-term debt primarily related to the increase in the current portion of our capital leases from December 31, 2012 to March 31, 2013. This decrease was offset by the $19.6 million increase in our accounts receivable from December 31, 2012 to March 31, 2013.

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

As of March 31, 2013, we had the following material debt agreements:

•	senior secured credit facility consisting of a term loan B-1 tranche due December 2016 and term loan B-2 tranche due December 2017, and a revolving line of credit due September 2016 (none drawn);

•	senior second priority secured notes due November 2018;

•	2011 RSA due June 2014; and

•	other secured indebtedness and capital lease agreements.

The amounts outstanding under such agreements and other debt instruments as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Senior secured first lien term loan due December 2016	$250,000	$—
Senior secured first lien term loan due December 2017	410,000	—
Senior secured first lien term loan due December 2016, net of $405 OID as of December 31, 2012	—	157,095
Senior secured first lien term loan due December 2017, net of $1,440 OID as of December 31, 2012	—	575,560
Senior second priority secured notes due November 15, 2018, net of $7,122 and $8,702 OID as of March 31, 2013 and December 31, 2012, respectively	492,877	492,561
2011 RSA	204,000	204,000
Other secured debt and capital leases	149,137	145,818

Total debt and capital leases	$1,506,014	$1,575,034
Less: current portion	59,182	47,495

Long-term debt and capital leases	$1,446,832	$1,527,539

The indenture for our senior secured notes provides that we may only incur additional indebtedness if, after giving effect to the new incurrence, we meet a minimum fixed charge coverage ratio of 2.00:1.00, as defined therein, or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350.0 million outstanding at any one time. As of March 31, 2013, we had a fixed charge coverage ratio in excess of 4.00:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing financial arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for 2013.

See Notes 8 and 9 of the notes to these consolidated financial statements included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 for further discussion of the senior secured credit facility, senior second priority secured notes and 2011 RSA.

Capital and Operating Leases

In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment with capital and operating leases. During the quarter ended March 31, 2013, we acquired tractors through capital leases and operating leases with gross values of $13.8 million and $17.9 million, respectively, which were offset by capital lease and operating lease terminations with originating values of $10.7 million and $7.9 million, respectively. During the quarter ended March 31, 2012, we acquired tractors through capital leases and operating leases with gross values of $16.9 million and $58.1 million, respectively, which were offset by operating lease terminations with originating values of $10.6 million. There were no capital lease terminations for tractors in the first quarter of 2012.

Contractual Obligations

During the first quarter of 2013, other than the voluntary prepayments of our long-term debt and the entering into the 2013 Agreement both discussed under the heading “Liquidity and Capital Resources”, there have not been any material changes outside the ordinary course of business to the contractual obligations table contained in our Form 10-K for the fiscal year ended December 31, 2012.

Off-Balance Sheet Arrangements

We lease approximately 5,500 tractors under operating leases, which includes approximately 3,500 company tractors and 2,000 owner-operator tractors financed by the Company. Operating leases have been an important source of financing for our revenue equipment. Tractors held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such tractors are reflected in our consolidated statements of operations in the line item “Rental expense.” Our revenue equipment rental expense was $28.1 million for the three months ended March 31, 2013, compared with $22.5 million in the three months ended March 31, 2012. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed residual value. As of March 31, 2013, the maximum possible payment under the residual value guarantees was approximately $10 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

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

Inflation

Inflation can have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increase. However, with the exception of fuel, the effect of inflation has been minor in recent years. Historically, the majority of the increase in fuel costs has been passed on to our customers through a corresponding increase in fuel surcharge revenue, making the impact of the increased fuel costs on our operating results less severe. If fuel costs escalate and we are unable to recover these costs timely with effective fuel surcharges, it would have an adverse effect on our operation and profitability.

Forward Looking Statements

This Quarterly Report contains statements that may constitute forward-looking statements, usually identified by words such as “anticipates,” “believes,” “estimates,” “plans,” “projects,” “expects,” “intends,” or similar expressions which speak only as of the date the statement was made. Forward-looking statements in this quarterly report include statements concerning: adjustments to income tax assessments as the result of ongoing and future examinations; anticipated changes in our unrecognized tax benefits during the next 12 months; the outcome of pending litigation and actions we intend to take in respect thereof; the amount and timing of the recognition of unrealized losses included in other comprehensive income; trends concerning supply, demand, pricing and costs in the trucking industry; our expectation of increasing driver wage and hiring expenses; the benefits of our fuel surcharge program and our ability to recover increasing fuel costs through surcharges; the impact of the lag effect relating to our fuel surcharges; our exposure to residual value guarantees relating to operating leases; the sources and sufficiency of our liquidity and financial resources; the consequences of a failure to maintain compliance with our debt covenants; the timing of our disposition of assets held for sale; our intentions concerning the use of derivative financial instruments to hedge fuel price exposure; and the timing and amount of future acquisitions of trucking equipment and other capital expenditures and the use and availability of cash, cash flow from operations, leases and debt to finance such acquisitions. Such statements are based upon the current beliefs and expectations of the Company’s management. Such forward-looking statements are subject to significant risks and uncertainties as set forth in the Risk Factor Section of our Annual Report Form 10-K for the year ended December 31, 2012. Actual events may differ materially from those set forth in the forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

As to the Company’s business and financial performance, the following factors, among others, could cause actual results to differ materially from those in forward-looking statements: any future recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries in which we have a significant concentration of customers; increasing competition from trucking, rail, intermodal, and brokerage competitors; a significant reduction in, or termination of, our trucking services by a key customer; a significant reduction in, or termination of, our trucking services by a key customer; the amount and velocity of changes in fuel prices and our ability to recover fuel prices through our fuel surcharge program; volatility in the price or availability of fuel; increases in new equipment prices or replacement costs; the regulatory environment in which we operate, including existing regulations and changes in existing regulations, or violations by us of existing or future regulations; our Compliance Safety Accountability safety rating; increases in driver compensation to the extent not offset by increases in freight rates and difficulties in driver recruitment and retention; changes in rules or legislation by the National Labor Relations Board or Congress and/or union organizing efforts; potential volatility or decrease in the amount of earnings as a result of our claims exposure through our captive insurance companies; risks relating to our captive insurance companies; uncertainties associated with our operations in Mexico; our ability to attract and maintain relationships with owner-operators; the possible re-classification of our owner-operators as employees; our ability to retain or replace key personnel; conflicts of interest or potential litigation that may arise from other businesses owned by Jerry Moyes, including pledges of Swift stock and guarantees related to other businesses by Jerry Moyes; our dependence on fourth parties for intermodal and brokerage business; our ability to sustain cost savings realized as part of recent cost reduction initiatives; potential failure in computer or communications systems; our ability to execute or integrate any future acquisitions successfully; seasonal factors such as harsh weather conditions that increase operating costs; goodwill impairment; the potential impact of the significant number of shares of our common stock that is outstanding; our intention to not pay dividends; demand ; our significant ongoing capital requirements; our level of indebtedness and our ability to service our outstanding indebtedness, including compliance with our indebtedness covenants, and the impact such indebtedness may have on the way we operate our business; the significant amount of our stock and related control over the Company by Jerry Moyes; and restrictions contained in our debt agreements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have interest rate exposure arising from our senior secured credit facility, 2011 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan B-2 tranche is mitigated due to a minimum LIBOR rate of 1.00%. We manage interest rate exposure through a mix of variable rate debt, and fixed rate notes (weighted average rate of 3.08% before applicable margin). Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $5.7 million considering the effect of the minimum LIBOR rate on the first lien term loan B-2 tranche.

We have commodity exposure with respect to fuel used in company tractors. Further increases in fuel prices will continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, rose from an average of $3.960 per gallon for the three months ended March 31, 2012 to an average of $4.026 per gallon for the three months ended March 31, 2013. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of March 31, 2013 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Information about our legal proceedings is included in Note 14 of the notes to these consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 as well as Part I, Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A: RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, Item 1, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 should be carefully considered as these risk factors could materially affect our business, financial condition, future results and/or our ability to maintain compliance with our debt covenants. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, operating results and/or our ability to maintain compliance with our debt covenants.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

Exhibit Number	Description	Page or Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

10.1	Second Amended and Restated Credit Agreement among Swift Transportation Co., as borrower, Swift Transportation Company and the other guarantors party thereto, as guarantors, and the lenders and agents parties thereto	Filed herewith

10.2	Form of Restricted Unit Award Agreement*	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 28, 2013

10.3	Form of Option Award Notice*	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 28, 2013

10.4	Form of Performance Unit Award Agreement*	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 28, 2013

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101**	XBRL Instance Document	Furnished herewith

101**	XBRL Taxonomy Extension Schema Document	Furnished herewith

101**	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101**	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101**	XBRL Taxonomy Presentation Linkbase Document	Furnished herewith

101**	XBRL Taxonomy Extension Definition Document	Furnished herewith

*	Management contract or compensatory plan, contract or agreement.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submissions requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SWIFT TRANSPORTATION COMPANY

/s/ Jerry Moyes
(Signature)
Jerry Moyes

Chief Executive Officer

Date: May 3, 2013

/s/ Virginia Henkels
(Signature)
Virginia Henkels

Executive Vice President and Chief Financial Officer

Date: May 3, 2013