Form 10-Q
period 2013-06-30
SWIFT TRANSPORTATION Co
filed 2013-08-02
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
Form 10-Q
  ______________________________________________________________________
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-35007
 ______________________________________________________________________
 Swift Transportation Company
(Exact name of registrant as specified in its charter)
    ______________________________________________________________________

Delaware	20-5589597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2200 South 75th Avenue
Phoenix, AZ 85043
(Address of principal executive offices and zip code)
(602) 269-9700
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
  ______________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Class A common stock as of July 29, 2013 was 87,663,429 and the number of outstanding shares of the registrant’s Class B common stock as of July 29, 2013 was 52,495,236.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Swift Transportation Company and Subsidiaries
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,510	$53,596
Restricted cash	42,694	51,678
Restricted investments, held to maturity, amortized cost	26,955	22,275
Accounts receivable, net	360,730	338,724
Equipment sales receivable	815	563
Income tax refund receivable	8,424	10,046
Inventories and supplies	15,744	15,678
Assets held for sale	16,752	31,544
Prepaid taxes, licenses, insurance and other	47,143	47,241
Deferred income taxes	45,688	98,235
Current portion of notes receivable	4,692	4,957
Total current assets	613,147	674,537
Property and equipment, at cost:
Revenue and service equipment	1,864,475	1,740,456
Land	115,672	112,587
Facilities and improvements	237,527	234,996
Furniture and office equipment	47,697	43,578
Total property and equipment	2,265,371	2,131,617
Less: accumulated depreciation and amortization	864,903	819,803
Net property and equipment	1,400,468	1,311,814
Other assets	50,700	59,010
Intangible assets, net	325,154	333,561
Goodwill	253,256	253,256
Total assets	$2,642,725	$2,632,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,582	$103,070
Accrued liabilities	99,972	96,439
Current portion of claims accruals	80,567	74,070
Current portion of long-term debt and obligations under capital leases	62,810	47,495
Fair value of guarantees	366	366
Current portion of interest rate swaps	3,993	1,853
Total current liabilities	370,290	323,293
Long-term debt and obligations under capital leases, less current portion	1,263,682	1,323,539
Claims accruals, less current portion	105,232	98,919
Fair value of interest rate swaps, less current portion	8,804	11,159
Deferred income taxes	425,716	441,157
Securitization of accounts receivable	165,000	204,000
Total liabilities	2,338,724	2,402,067
Contingencies (note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 1,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 87,647,904 and 87,055,664 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	876	871
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 52,495,236 and 52,495,236 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	525	525
Additional paid-in capital	903,626	896,575
Accumulated deficit	(593,886)	(660,168)
Accumulated other comprehensive loss	(7,342)	(7,894)
Noncontrolling interest	202	202
Total stockholders’ equity	304,001	230,111
Total liabilities and stockholders’ equity	$2,642,725	$2,632,178
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Amounts in thousands, except per share data)
Operating revenue	$898,104	$872,584	$1,754,898	$1,699,469
Operating expenses:
Salaries, wages and employee benefits	202,757	198,618	409,364	398,753
Operating supplies and expenses	68,136	63,379	128,801	118,421
Fuel	144,377	145,826	296,259	298,829
Purchased transportation	257,471	252,685	502,288	485,887
Rental expense	30,541	26,576	59,792	50,075
Insurance and claims	29,207	26,278	56,978	56,858
Depreciation and amortization of property and equipment	52,527	50,389	102,859	100,783
Amortization of intangibles	4,203	4,215	8,407	8,518
Impairments	—	—	—	1,065
Gain on disposal of property and equipment	(4,681)	(3,478)	(7,035)	(7,868)
Communication and utilities	5,433	5,975	11,525	12,221
Operating taxes and licenses	15,852	15,444	31,392	31,348
Total operating expenses	805,823	785,907	1,600,630	1,554,890
Operating income	92,281	86,677	154,268	144,579
Other (income) expenses:
Interest expense	23,760	29,553	49,334	62,329
Derivative interest expense	532	2,108	1,094	4,653
Interest income	(517)	(439)	(1,090)	(836)
Loss on debt extinguishment	—	1,279	5,044	22,219
Gain on sale of real property	—	—	(6,078)	—
Other	(1,323)	(1,299)	(1,819)	(1,901)
Total other (income) expenses, net	22,452	31,202	46,485	86,464
Income before income taxes	69,829	55,475	107,783	58,115
Income tax expense	26,888	21,776	41,501	18,228
Net income	$42,941	$33,699	$66,282	$39,887
Basic earnings per share	$0.31	$0.24	$0.47	$0.29
Diluted earnings per share	$0.30	$0.24	$0.47	$0.29
Shares used in per share calculations
Basic	139,989	139,522	139,839	139,505
Diluted	141,838	139,640	141,652	139,652
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Net income	$42,941	$33,699	$66,282	$39,887
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	466	2,108	955	4,653
Change in fair value of interest rate swaps	—	(1,169)	(189)	(2,108)
Other comprehensive income before income taxes	466	939	766	2,545
Income tax effect of items of other comprehensive income	(242)	453	(214)	817
Other comprehensive income, net of taxes	224	1,392	552	3,362
Total comprehensive income	$43,165	$35,091	$66,834	$43,249
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
	(Unaudited) (In thousands, except per share data)
Balances, December 31, 2012	87,055,664	$871	52,495,236	$525	$896,575	$(660,168)	$(7,894)	$202	$230,111
Exercise of stock options	535,394	5			5,686				5,691
Excess tax deficiency of stock options					(503)				(503)
Grant of restricted Class A common stock	10,480				39				39
Shares issued under employee stock purchase plan	46,366				490				490
Other comprehensive income							552		552
Non-cash equity compensation					1,339				1,339
Net income						66,282			66,282
Balances, June 30, 2013	87,647,904	$876	52,495,236	$525	$903,626	$(593,886)	$(7,342)	$202	$304,001
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$66,282	$39,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	111,266	109,301
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	1,868	7,645
Gain on disposal of property and equipment less write-off of totaled tractors	(6,629)	(7,166)
Gain on sale of real property	(6,078)	—
Impairments	—	1,065
Equity losses of investee	655	358
Deferred income taxes	36,731	12,100
Provision for allowance for losses on accounts receivable	1,609	1,013
Loss on debt extinguishment	5,044	21,267
Non-cash equity compensation	1,378	2,725
Income effect of mark-to-market adjustment of interest rate swaps	82	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(23,615)	(25,869)
Inventories and supplies	(67)	(371)
Prepaid expenses and other current assets	3,663	1,772
Other assets	4,799	(2,384)
Accounts payable, accrued and other liabilities	23,355	4,507
Net cash provided by operating activities	220,343	165,850
Cash flows from investing activities:
Decrease in restricted cash	8,984	14,556
Change in restricted investments	(4,680)	(14,612)
Funding of note receivable	—	(7,500)
Proceeds from sale of property and equipment	35,222	57,240
Capital expenditures	(150,383)	(131,102)
Payments received on notes receivable	2,074	3,202
Expenditures on assets held for sale	(1,614)	(2,223)
Payments received on assets held for sale	22,773	10,340
Payments received on equipment sale receivables	644	5,496
Other investing activities	—	(500)
Net cash used in investing activities	(86,980)	(65,103)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(115,472)	(171,433)
Proceeds from long-term debt	7,528	10,000
Payment of deferred loan costs	(2,183)	(9,009)
Borrowings under accounts receivable securitization	80,000	174,000
Repayment of accounts receivable securitization	(119,000)	(151,000)
Other financing activities	5,678	126
Net cash used in financing activities	(143,449)	(147,316)
Net decrease in cash and cash equivalents	(10,086)	(46,569)
Cash and cash equivalents at beginning of period	53,596	82,084
Cash and cash equivalents at end of period	$43,510	$35,515
 See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Cash Flows — (continued)

	Six Months Ended June 30,
	2013	2012
	(Unaudited) (In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$47,192	$64,608
Income taxes	$4,794	$6,917
Supplemental schedule of:
Non-cash investing activities:
Equipment sales receivables	$896	$1,751
Equipment purchase accrual	$28,230	$16,500
Notes receivable from sale of assets	$1,577	$1,319
Non-cash financing activities:
Accrued deferred loan costs	$—	$242
Capital lease additions	$58,984	$19,531
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Basis of Presentation
Swift Transportation Company is the holding company for Swift Transportation Co., LLC (a Delaware limited liability company, formerly Swift Transportation Co., Inc., a Nevada corporation) and its subsidiaries (collectively, “Swift Transportation Co.”), a truckload carrier headquartered in Phoenix, Arizona, and Interstate Equipment Leasing, LLC (“IEL”) (all the foregoing being, collectively, “Swift” or the “Company”). The Company’s three reportable operating segments consist of Truckload, Dedicated and Intermodal. As of June 30, 2013, the Company operated a national terminal network and a tractor fleet of approximately 16,300 units comprised of 12,200 tractors driven by company drivers and 4,100 owner-operator tractors, a fleet of 52,200 trailers, and 8,700 intermodal containers.
In the opinion of management, the accompanying financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) include all adjustments necessary for the fair presentation of the interim periods presented. These interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2012. Management has evaluated the effect on the Company’s reported financial condition and results of operations of events subsequent to June 30, 2013 through the issuance of the financial statements.
Note 2. New Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to present information about the amounts reclassified out of accumulated other comprehensive income ("OCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance impacted the Company's financial statement disclosures, but did not have an impact on Swift's financial position or results of operations.
Note 3. Income Taxes
The effective tax rate for the three and six months ended June 30, 2013 was 38.5%, as expected. The Company's effective tax rate for the three months ended June 30, 2012 was 39.3%. The Company's effective tax rate for the six months ended June 30, 2012 was 31.4%, which was approximately 8 percentage points lower than the expected effective tax rate primarily due to a deferred state tax benefit related to an internal corporate restructuring of our subsidiaries in January of 2012. Excluding the impact of discrete items in the first quarter of 2012, the effective tax rate for the six months ended June 30, 2012 would have been 38.5%.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of June 30, 2013 was $1.4 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company anticipates that the total amount of unrecognized tax benefits may decrease by approximately $0.7 million during the next twelve months, which should not have a material impact on the Company’s consolidated financial statements.
Certain of the Company’s subsidiaries are currently under examination by the state of California for the 2005, 2006 and May 10, 2007 tax years. The Company anticipates concluding its California examination in 2013 for 2005, 2006 and short period ending May 10, 2007. Tax years 2008 through 2012 remain subject to examination. In addition, other state jurisdictions are conducting examinations for years ranging from 2007 to 2012. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Note 4. Investments
The following table presents the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s restricted investments as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Temporary Losses	Fair Value
U.S. corporate securities	$19,306	$—	$12	$19,294
Foreign corporate securities	5,045	—	3	5,042
Negotiable certificate of deposits	2,604	—	1	2,603
Total restricted investments	$26,955	$—	$16	$26,939

	December 31, 2012
	Cost or	Gross Unrealized		Estimated
	Amortized		Temporary	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$20,274	$3	$8	$20,269
Foreign corporate securities	2,001	1	—	2,002
Total restricted investments	$22,275	$4	$8	$22,271
As of June 30, 2013, the contractual maturities of the restricted investments were 1 year or less. There were 23 securities and seven securities that were in an unrealized loss position for less than twelve months as of June 30, 2013 and December 31, 2012, respectively.

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
For impaired debt securities that do not meet this criteria, the Company determines if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security’s amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of accumulated OCI. The Company did not recognize any impairment losses for the three and six months ended June 30, 2013 and 2012, respectively.

Note 5. Intangible Assets
Intangible assets as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Customer Relationship:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(131,207)	(122,800)
Owner-Operator Relationship:
Gross carrying value	3,396	3,396
Accumulated amortization	(3,396)	(3,396)
Trade Name:
Gross carrying value	181,037	181,037
Intangible assets, net	$325,154	$333,561
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
The following tables presents amortization expense for the three and six months ended June 30, 2013 and 2012, related to intangible assets recognized in conjunction with the 2007 going private transaction and the previous intangible assets existing prior to the 2007 going private transaction (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization of intangible assets related to 2007 going private transaction	$3,912	$3,923	$7,824	$7,934
Amortization of intangible assets related to intangible assets existing prior to the 2007 going private transaction	291	292	583	584
Amortization expense	$4,203	$4,215	$8,407	$8,518

Note 6. Assets Held for Sale
Assets held for sale as of June 30, 2013 and December 31, 2012 was as follows (in thousands):

	June 30, 2013	December 31, 2012
Land and facilities	$10,141	$25,148
Revenue equipment	6,611	6,396
Assets held for sale	$16,752	$31,544
As of June 30, 2013 and December 31, 2012, assets held for sale are carried at the lower of depreciated cost or estimated fair value less expected selling costs. The Company expects to sell these assets within the next 12 months.
During the six months ended June 30, 2013, the Company sold two non-operating properties classified as held for sale with a carrying value of $15.8 million. As a result, the Company recognized a pre-tax gain of $6.1 million in Gain on sale of real property in the Company’s consolidated statements of operations.

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
Additionally, in February 2012, the Company loaned $7.5 million to SPS pursuant to a secured promissory note, which is secured by substantially all of the assets of SPS. SPS failed to make its first scheduled principal payment and quarterly interest payment to the Company on December 31, 2012, which resulted in a $6.0 million pre-tax impairment charge in the fourth quarter of 2012. As a result, this note has been placed on nonaccrual status as of December 31, 2012. All outstanding interest and principal balances are due on April 30, 2015. During the three months ended June 30, 2013 and 2012, the Company recorded equity losses of $455 thousand and $280 thousand, respectively, and during the six months ended June 30, 2013 and 2012 recorded equity losses of $655 thousand and $358 thousand, respectively, in other expense in the Company’s consolidated statements of operations related to its note receivable and investment in SPS, respectively. As a result of the accumulated equity losses and the impairment recorded during the three months ended December 31, 2012, the net carrying value of the investment in SPS is zero as of June 30, 2013 and December 31, 2012, and the net carrying value of the note receivable is $345 thousand and $1.0 million as of June 30, 2013 and December 31, 2012, respectively.

Note 8. Debt and Financing Transactions
Other than the Company’s accounts receivable securitization as discussed in Note 9 and its outstanding capital lease obligations as discussed in Note 10, the Company had long-term debt outstanding as of June 30, 2013 and December 31, 2012 as follows (in thousands):

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

	June 30, 2013	December 31, 2012
Senior secured first lien term loan B-1 tranche due December 2016	$238,000	$—
Senior secured first lien term loan B-2 tranche due December 2017	410,000	—
Senior secured first lien term loan B-1 tranche due December 2016, net of $405 OID as of December 31, 2012	—	157,095
Senior secured first lien term loan B-2 tranche due December 2017, net of $1,440 OID as of December 31, 2012	—	575,560
Senior second priority secured notes due November 15, 2018, net of $6,807 and $7,439 OID as of June 30, 2013 and December 31, 2012, respectively	493,193	492,561
Other	13,715	11,126
Total	1,154,908	1,236,342
Less: current portion	6,640	8,120
Long-term debt	$1,148,268	$1,228,222
The credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary. As of June 30, 2013 and December 31, 2012, the balance of deferred loan costs was $10.4 million and $13.1 million, respectively, and is reported in Other assets in the Company’s consolidated balance sheets.
Senior Secured Credit Facility
On March 7, 2013, the Company entered into a Second Amended and Restated Credit Agreement (the “2013 Agreement”) replacing its previous Amended and Restated Credit Agreement dated March 6, 2012 (the “2012 Agreement”). The 2013 Agreement replaced the previous first lien term loan B-1 and B-2 tranches with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term B-1 and B-2 tranches with balances of $250.0 million and $410.0 million, respectively. In addition, the 2013 Agreement reduced the interest rate applicable to the first lien term loan B-1 tranche to the LIBOR rate plus 2.75% with no LIBOR floor, down from the LIBOR rate plus 3.75% with no LIBOR floor, and reduced the interest rate applicable to the first lien term loan B-2 tranche to the LIBOR rate plus 3.00% with a 1.00% LIBOR floor, down from the LIBOR rate plus 3.75% with a 1.25% LIBOR floor. As of June 30, 2013, interest accrues at 2.94% and 4.00% on the Company’s first lien term loan B-1 and B-2 tranches, respectively. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million for the six months ended June 30, 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement.
In addition to the pricing changes described above, the 2013 Agreement increased the availability pursuant to the accordion feature up to $350.0 million in aggregate, subject to the satisfaction of certain conditions and the participation of lenders.
In the first quarter of 2012, the Company entered into the 2012 Agreement which replaced the then-existing, remaining $874.0 million face value first lien term loan, resulting in a loss on debt extinguishment of $20.9 million in the first quarter of 2012, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the original term loan.
In the second quarter of 2012, the Company entered into the First Amendment to the then existing 2012 Agreement (“Amendment”). The Amendment reduced the applicable rate on the revolving credit facility from 4.50% to a range of 3.00% to 3.25% for LIBOR based borrowings and letters of credit from 3.50% to a range of 2.00% to 2.25% for Base Rate borrowings, depending on the Company’s consolidated leverage ratio as defined in the 2012 Agreement. Additionally, the commitment fee for the unused portion of the revolving credit facility was reduced from a range of 0.50% to 0.75% to a range of 0.25% to 0.50%, depending on the Company’s consolidated leverage ratio. In addition, the maturity date of the $400.0 million revolving credit facility was extended from December 21, 2015 to September 21, 2016. On April 17, 2012, the Company entered into the Incremental Facility Amendment to the Amended and Restated Credit Agreement (“Incremental Facility Amendment”). Pursuant to the Incremental Facility Amendment, the Company received $10.0 million in proceeds from a Specified Incremental Tranche B-1 Term Loan (“Incremental Term Loan”). The terms applicable to the Incremental Term Loan are the same as those applicable to the Company’s previous first lien term loan B-1tranche.
As of June 30, 2013, there were no borrowings under the $400.0 million revolving line of credit, while the Company had outstanding letters of credit under this facility primarily for workers’ compensation and self-insurance liability purposes totaling $138.1 million, leaving $261.9 million available under the revolving line of credit. As of June 30, 2013, interest accrues at 3.00% and 0.44% on the outstanding letters of credit and unused portion, respectively, on the revolving line of credit.
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

Note 9. Accounts Receivable Securitization
In June 2013, Swift Receivables Company II, LLC, a Delaware limited liability company (“SRCII”), a wholly-owned bankruptcy-remote special purpose subsidiary, entered into an Amended and Restated Receivables Sale Agreement (the “2013 RSA”) with unrelated financial entities (the “Purchasers”) to replace the Company's prior accounts receivable sale facility ("2011 RSA") and to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. Pursuant to the 2013 RSA, the Company’s receivable originator subsidiaries will sell all of their eligible accounts receivable to SRCII, which in turn sells a variable percentage ownership interest in its accounts receivable to the Purchasers. The 2013 RSA increases the borrowing capacity secured by the receivables from $275.0 million under the 2011 RSA to $325.0 million and extends the final maturity date from June 8, 2014 to July 13, 2016 and is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. Outstanding balances under the 2013 RSA accrue program fees generally at commercial paper rates plus 95 basis points, down from commercial paper rates plus 125 basis points, and unused capacity is subject to an unused commitment fee of 35 basis points, decreasing from 40 basis points. Pursuant to the 2013 RSA, collections on the underlying receivables by the Company are held for the benefit of SRCII and the Purchasers in the facility and are unavailable to satisfy claims of the Company and its subsidiaries. The facility qualifies for treatment as a secured borrowing under Topic 860, Transfers and Servicing, and as such, outstanding amounts are carried on the Company’s consolidated balance sheets as a liability.
For the three and six months ended June 30, 2013, the Company incurred program fees of $0.7 million and $1.5 million, respectively, associated with the 2013 RSA and 2011 RSA, which were recorded in interest expense in the Company's consolidated statements of operations. For the three and six months ended June 30, 2012, the Company incurred program fees of $0.8 million and $1.6 million associated with the 2011 RSA. As of June 30, 2013, the outstanding borrowing under the 2013 RSA was $165.0 million against a total available borrowing base of $266.7 million, leaving $101.7 million available. As of December 31, 2012, the outstanding borrowing under the 2011 RSA was $204.0 million against a total available borrowing base of $268.6 million.

Note 10. Capital Leases
The Company leases certain revenue equipment under capital leases. The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. The Company is obligated to pay the balloon payments at the end of the leased term whether or not it receives the proceeds of the contracted residual values from the respective manufacturers. Certain leases contain renewal or fixed price purchase options. As of June 30, 2013 and December 31, 2012, the present value of obligations under capital leases totaled $171.6 million and $134.7 million, of which the current portion was $56.2 million and $39.4 million, respectively. The leases are collateralized by revenue equipment with a cost of $332.2 million and accumulated amortization of $154.7 million as of June 30, 2013. The amortization of the equipment under capital leases is included in depreciation and amortization expense in the Company’s consolidated statements of operations.

Note 11. Derivative Financial Instruments
In April 2011, as contemplated by the credit facility, the Company entered into two forward-starting interest rate swap agreements with a notional amount of $350.0 million. These interest rate swaps were effective in January 2013 and have a maturity date of July 2015. On April 27, 2011 (“designation date”), the Company designated and qualified these interest rate swaps as cash flow hedges. Subsequent to the designation date, the effective portion of the changes in estimated fair value of the designated swaps was recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the hedged debt affects earnings, which hedged interest accruals began in January 2013. As of June 30, 2013 and December 31, 2012, changes in estimated fair value of the designated interest rate swap agreements totaling $0.1 million and $1.8 million, net-of-tax, respectively, were reflected in accumulated OCI. Refer to Note 12 below for further discussion of the Company’s estimated fair value methodology.
As discussed in Note 8—Debt and Financing Transactions, on March 7, 2013, the Company entered into the 2013 Agreement replacing the 2012 Agreement dated March 6, 2012. Due to the incorporation of a new interest rate floor provision in the 2013 Agreement, the Company concluded as of February 28, 2013, the outstanding interest rate swaps would no longer be highly effective in achieving offsetting changes in cash flows related to the hedged interest payments. As a result, the Company de-designated the hedges as of February 28, 2013 (“de-designation date”). Beginning on March 1, 2013, the effective portion of the change in fair value of interest rate swaps prior to the change (i.e. amounts previously recorded in accumulated OCI) have been and will continue to be amortized as derivative interest expense over the period of the originally designated hedged interest payments through July 2015. Following the de-designation date, changes in fair value of the interest rate swaps are immediately recognized in the consolidated statements of operations as derivative interest expense.
The following table presents the changes in fair value, pre-tax of derivatives designated as cash flow hedges had on accumulated OCI and earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amount of loss recognized in OCI on derivatives (effective portion)	$—	$1,169	$189	$2,108
Amount of loss reclassified from accumulated OCI into income as “Derivative interest expense” (effective portion)	$(466)	$(2,108)	$(955)	$(4,653)
The following tables presents information about pre-tax gains and losses recognized in earnings on the Company’s interest rate derivative contracts that were de-designated on February 28, 2013 as hedging instruments under Topic 815 is as follows (in thousands):

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amount of loss recognized in income as “Derivative interest expense”	$(66)	$—	$(139)	$—
As of June 30, 2013, $4.7 million of deferred losses on derivatives in accumulated OCI is expected to be reclassified to earnings within the next 12 months.

Note 12. Fair Value Measurement
Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of June 30, 2013 and December 31, 2012, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.

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
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Restricted investments	$26,955	$26,939	$22,275	$22,271
Financial Liabilities:
Senior secured first lien term loan B-1 tranche (2013 Agreement)	238,000	238,976	—	—
Senior secured first lien term loan B-2 tranche (2013 Agreement)	410,000	412,419	—	—
Senior secured first lien term loan B-1 tranche (2012 Agreement)	—	—	157,095	157,346
Senior secured first lien term loan B-2 tranche (2012 Agreement)	—	—	575,560	582,236
Senior second priority secured notes	493,193	544,978	492,561	541,817
Securitization of accounts receivable	165,000	165,000	204,000	204,000
The carrying amounts shown in the table (other than the restricted investments, and the securitization of accounts receivable) are included in the consolidated balance sheets in long-term debt and obligations under capital leases. The estimated fair values of the financial instruments shown in the above table as of June 30, 2013 and December 31, 2012, represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.
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
Securitization of Accounts Receivable
The Company’s securitization of accounts receivable consists of borrowings outstanding pursuant to the Company’s 2013 RSA and 2011 RSA as of June 30, 2013 and December 31, 2012, respectively, as discussed in Note 9. Its fair value is estimated by discounting future cash flows using a discount rate commensurate with the uncertainty involved.
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

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company will measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the estimated fair value measurement in its entirety. Following is a brief summary of the Company’s classification within the fair value hierarchy of each major category of assets and liabilities that it measures and reports on its consolidated balance sheets at estimated fair value on a recurring basis as of June 30, 2013:

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

Recurring Fair Value Measurements
As of June 30, 2013 and December 31, 2012, no assets of the Company were measured at estimated fair value on a recurring basis. As of June 30, 2013 and December 31, 2012, information about inputs into the estimated fair value measurements of each major category of the Company’s liabilities that were measured at estimated fair value on a recurring basis in periods subsequent to their initial recognition was as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2013
Interest rate swaps	$12,797	$—	$12,797	$—
As of December 31, 2012
Interest rate swaps	$13,012	$—	$13,012	$—

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Nonrecurring Fair Value Measurements
As of June 30, 2013, no assets of the Company were measured at estimated fair value on a nonrecurring basis. As of December 31, 2012, information about inputs into the estimated fair value measurements of the Company’s assets that were measured at estimated fair value on a nonrecurring basis in the period is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Description
As of December 31, 2012
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

Note 13. Earnings per Share
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net income	$42,941	$33,699	$66,282	$39,887
Basic:
Weighted average common shares outstanding	139,989	139,522	139,839	139,505
Diluted:
Dilutive effect of stock options	1,849	118	1,813	147
Total weighted average diluted shares outstanding	141,838	139,640	141,652	139,652
Anti-dilutive shares excluded from the diluted earnings per share calculation (1)	171	4,257	171	4,277
Earnings per share:
Basic earnings per share	$0.31	$0.24	$0.47	$0.29
Diluted earnings per share	$0.30	$0.24	$0.47	$0.29

(1)
Impact of outstanding options to purchase shares of the Company’s Class A common stock were anti-dilutive because the options exercise price was greater than the average market price of the common shares and were excluded from the calculation of diluted earnings per share.

As of June 30, 2013 and 2012, there were 5,847,980 and 6,005,914 options outstanding, respectively.

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
2004 owner-operator class action litigation
On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly situated persons against Swift Transportation: Garza vs. Swift Transportation Co., Inc., Case No. CV7-472, or the Garza Complaint. The putative class originally involved certain owner-operators who contracted with the Company under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that the Company should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied plaintiff’s petition for class certification, the plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14, 2008, the Company filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted the Company’s petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, the plaintiff renewed the motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. Upon certification, the Company filed a motion to compel arbitration as well as filing numerous motions in the trial court urging dismissal on several other grounds including, but not limited to the lack of an employee as a class representative, and because the named owner-operator class representative only contracted with the Company for a three month period under a one year contract that no longer exists. In addition to these trial court motions, the Company also filed a petition for special action with the Arizona Court of Appeals arguing that the trial court erred in certifying the class because the trial court relied upon the Court of Appeals ruling that was previously overturned by the Arizona Supreme Court. On April 7, 2011, the Arizona Court of Appeals declined jurisdiction to hear this petition for special action and the Company filed a petition for review to the Arizona Supreme Court. On August 31, 2011, the Arizona Supreme Court declined to review the decision of the Arizona Court of Appeals. In April 2012, the court issued the following rulings with respect to certain motions filed by Swift: (1) denied Swift’s motion to compel arbitration; (2) denied Swift’s request to decertify the class; (3) granted Swift’s motion that there is no breach of contract; and (4) granted Swift’s motion to limit class size based on statute of limitations. The Company intends to continue to pursue all available appellate relief supported by the record, which the Company believes demonstrates that the class is improperly certified and, further, that the claims raised have no merit. The Company retains all of its defenses against liability and damages. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
Owner-operator misclassification class action litigation
On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: John Doe 1 and Joseph Sheer v. Swift Transportation Co., Inc., and Interstate Equipment Leasing, Inc ., Jerry Moyes, and Chad Killebrew, Case No. 9-CIV-10376 filed in the United States District Court for the Southern District of New York, or the Sheer Complaint. The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act, or FLSA, and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 200 other current or former owner-operators have joined this lawsuit. Upon Swift’s motion, the matter has been transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, the plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On September 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The Court also denied plaintiff’s request to arbitrate the matter as a class. The plaintiff filed a petition for a writ of mandamus asking that the District Court’s order be vacated. On July 27, 2011, the court denied the plaintiff’s petition for writ of mandamus and the plaintiff’s filed another request for interlocutory appeal. On December 9, 2011, the court permitted the plaintiffs to

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

proceed with their interlocutory appeal. Swift intends to vigorously defend against any arbitration proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.

 California wage, meal and rest employee class action
On March 22, 2010, a class action lawsuit was filed by John Burnell, individually and on behalf of all other similarly situated persons against Swift Transportation: John Burnell and all others similarly situated v. Swift Transportation Co., Inc. , Case No. CIVDS 1004377 filed in the Superior Court of the State of California, for the County of San Bernardino, or the Burnell Complaint. On September 3, 2010, upon motion by Swift, the matter was removed to the United States District Court for the Central District of California, Case No. EDCV10-809-VAP. The putative class includes drivers who worked for Swift during the four years preceding the date of filing alleging that Swift failed to pay the California minimum wage, failed to provide proper meal and rest periods, and failed to timely pay wages upon separation from employment. The Burnell Complaint was subject to a stay of proceedings pending determination of similar issues in a case unrelated to Swift, Brinker v Hohnbaum, which was then pending before the California Supreme Court. A ruling was entered in the Brinker matter and in August 2012 the stay in the Burnell Complaint was lifted. On April 9, 2013 the Company filed a motion for judgment on the pleadings requesting dismissal of plaintiff's claims related to alleged meal and rest break violations under the California Labor Code alleging that such claims are preempted by the Federal Aviation Administration Authorization Act. On May 29, 2013, the U.S. District Court for the Central District of California granted the Company's motion for judgment on the pleadings and dismissed plaintiff's claims that are based on alleged violations of meal and rest periods set forth in the California Labor Code.
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
California and Oregon minimum wage class action
On July 12, 2011, a class action lawsuit was filed by Simona Montalvo on behalf of herself and all similarly situated persons against Swift Transportation: Montalvo et al. v. Swift Transportation Corporation d/b/a ST Swift Transportation Corporation in the Superior Court of California, County of San Diego, or the Montalvo Complaint. The Montalvo Complaint was removed to federal court on August 15, 2011, case number 3-11-CV-1827-L. Upon petition by plaintiffs, the matter was remanded to state court and the Company filed an appeal to this remand, which appeal has been denied. On July 29, 2013, the court certified the class.
The issue of class certification in the Montalvo Complaint remains subject to appeal and must first be resolved before the court will address the merits of the case, and we retain all of our defenses against liability and damages pending a determination of class certification. The Company intends to vigorously defend against certification of the class as well as the merits of this matter should the class be certified.
Washington overtime class action
On September 9, 2011, a class action lawsuit was filed by Troy Slack on behalf of himself and all similarly situated persons against Swift Transportation: Troy Slack, et al v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Corporation in the State Court of Washington, Pierce County, or the Slack Compliant. The Slack Complaint was removed to federal court on October 12, 2011, case number 11-2-114380. The putative class includes all current and former Washington State based employee drivers during the three year statutory period alleging that they were not paid overtime in accordance with Washington State law and that they were not properly paid for meals and rest periods. The Company intends to viorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
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

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

2013 Environmental incident

On May 14, 2013 a Swift Transportation tractor and trailer was involved in an accident in Bridgeport, California that resulted in fuel and other liquid components being released into the ground and a nearby stream.  Based on soil and water testing of the impacted area, the Company expects the range of cost to remediate this release is $300 thousand to $500 thousand.

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
The Company’s foreign operations total revenue was less than 5.0% of the Company’s total revenue for the three and six months ended June 30, 2013 and 2012, respectively.
Set forth in the tables below is certain financial information with respect to the Company’s reportable segments (in thousands):

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Truckload	$588,724	$575,193	$1,148,319	$1,126,440
Dedicated	182,651	181,873	361,877	353,412
Intermodal	84,375	81,120	161,700	150,165
Subtotal	855,750	838,186	1,671,896	1,630,017
Nonreportable segments	55,131	49,162	110,423	101,493
Intersegment eliminations	(12,777)	(14,764)	(27,421)	(32,041)
Consolidated operating revenue	$898,104	$872,584	$1,754,898	$1,699,469

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

	Operating Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Truckload	$64,614	$67,994	$107,017	$114,548
Dedicated	24,263	18,515	43,217	33,022
Intermodal	753	123	(1,045)	(3,904)
Subtotal	89,630	86,632	149,189	143,666
Nonreportable segments	2,651	45	5,079	913
Consolidated operating income	$92,281	$86,677	$154,268	$144,579

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Truckload	$32,388	$30,346	$63,380	$61,484
Dedicated	11,223	11,439	21,728	22,358
Intermodal	2,254	2,187	4,622	4,194
Subtotal	45,865	43,972	89,730	88,036
Nonreportable segments	6,662	6,417	13,129	12,747
Consolidated depreciation and amortization expense	$52,527	$50,389	$102,859	$100,783
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

Note 16. Accumulated Other Comprehensive Income

The following table is a reconciliation of accumulated other comprehensive income by component (in thousands):

	Derivative Financial Instruments	Foreign Currency Transactions	Accumulated Other Comprehensive Income
Balance as of December 31, 2012	$(7,977)	$83	$(7,894)
Other comprehensive loss before reclassifications	(161)	—	(161)
Amounts reclassified from accumulated other comprehensive loss	713	—	713
Net current-period other comprehensive income	552	—	552
Balance as of June 30, 2013	$(7,425)	$83	$(7,342)
All amounts are net-of-tax. Amounts in parenthesis indicate debits.

The following table presents details about reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	Statement of Operations Classifications
Gains and losses on cash flow hedging:
Interest rate swaps	$466	$2,108	$955	$4,653	Derivative interest expense
Income tax (benefit) expense	(242)	828	(214)	1,461	Income tax expense
	$224	$2,936	$741	$6,114	Consolidated net income

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
The condensed financial statements present condensed financial data for (i) Swift Transportation Company (on a parent only basis), (ii) Swift Services Holdings, Inc. (on an issuer only basis), (iii) the combined Guarantor Subsidiaries, (iv) the combined Non-Guarantor Subsidiaries, (v) an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and (vi) the parent company and subsidiaries on a consolidated basis as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012.
Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating balance sheet as of June 30, 2013

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$—	$—	$29,073	$14,437	$—	$43,510
Restricted cash	—	—	—	42,694	—	42,694
Restricted investments, held to maturity, amortized cost	—	—	—	26,955	—	26,955
Accounts receivable, net	—	—	14,898	349,291	(3,459)	360,730
Intercompany receivable (payable)	87,213	416,000	(559,390)	56,177	—	—
Other current assets	22,344	(1,261)	104,321	13,854	—	139,258
Total current assets	109,557	414,739	(411,098)	503,408	(3,459)	613,147
Property and equipment, net	—	—	1,365,137	35,331	—	1,400,468
Investment in subsidiaries	150,536	803,039	932,373	—	(1,885,948)	—
Other assets	700	2,106	132,577	4,847	(89,530)	50,700
Intangible assets, net	—	—	315,113	10,041	—	325,154
Goodwill	—	—	246,977	6,279	—	253,256
Total assets	$260,793	$1,219,884	2,581,079	$559,906	$(1,978,937)	$2,642,725
Current portion of long-term debt and obligations under capital leases	$—	$—	$58,775	$93,540	$(89,505)	$62,810
Other current liabilities	2,040	6,389	271,900	30,610	(3,459)	307,480
Total current liabilities	2,040	6,389	330,675	124,150	(92,964)	370,290
Long-term debt and obligations under capital leases, less current portion	—	493,193	763,414	7,100	(25)	1,263,682
Deferred income taxes	(20,899)	(394)	441,592	5,417	—	425,716
Securitization of accounts receivable	—	—	—	165,000	—	165,000
Other liabilities	—	—	67,726	46,310	—	114,036
Total liabilities	(18,859)	499,188	1,603,407	347,977	(92,989)	2,338,724
Total stockholders’ equity	279,652	720,696	977,672	211,929	(1,885,948)	304,001
Total liabilities and stockholders’ equity	$260,793	$1,219,884	$2,581,079	$559,906	$(1,978,937)	$2,642,725

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating balance sheet as of December 31, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Cash and cash equivalents	$—	$—	$43,877	$9,719	$—	$53,596
Restricted cash	—	—	—	51,678	—	51,678
Restricted investments, held to maturity, amortized cost	—	—	—	22,275	—	22,275
Accounts receivable, net	—	—	17,643	324,597	(3,516)	338,724
Intercompany receivable (payable)	24,239	430,030	(507,934)	53,665	—	—
Other current assets	57,914	181	136,582	13,587	—	208,264
Total current assets	82,153	430,211	(309,832)	475,521	(3,516)	674,537
Property and equipment, net	—	—	1,274,636	37,178	—	1,311,814
Investment in subsidiaries	106,194	757,590	904,312	—	(1,768,096)	—
Other assets	250	2,301	81,104	4,974	(29,619)	59,010
Intangible assets, net	—	—	323,134	10,427	—	333,561
Goodwill	—	—	246,977	6,279	—	253,256
Total assets	$188,597	$1,190,102	$2,520,331	$534,379	$(1,801,231)	$2,632,178
Current portion of long-term debt and obligations under capital leases	$—	$—	$45,703	$28,301	$(26,509)	$47,495
Other current liabilities	1,656	6,389	242,954	28,315	(3,516)	275,798
Total current liabilities	1,656	6,389	288,657	56,616	(30,025)	323,293
Long-term debt and obligations under capital leases, less current portion	—	492,561	827,972	6,116	(3,110)	1,323,539
Deferred income taxes	(19,372)	(346)	455,874	5,001	—	441,157
Securitization of accounts receivable	—	—	—	204,000	—	204,000
Other liabilities	—	—	60,502	49,576	—	110,078
Total liabilities	(17,716)	498,604	1,633,005	321,309	(33,135)	2,402,067
Total stockholders’ equity	206,313	691,498	887,326	213,070	(1,768,096)	230,111
Total liabilities and stockholders’ equity	$188,597	$1,190,102	$2,520,331	$534,379	$(1,801,231)	$2,632,178

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of operations for the three months ended June 30, 2013

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$878,932	$40,813	$(21,641)	$898,104
Operating expenses:
Salaries, wages and employee benefits	833	—	194,251	7,673	—	202,757
Operating supplies and expenses	631	4	64,335	5,041	(1,875)	68,136
Fuel	—	—	137,550	6,827	—	144,377
Purchased transportation	—	—	267,284	3,641	(13,454)	257,471
Rental expense	—	—	29,825	876	(160)	30,541
Insurance and claims	—	—	24,983	10,376	(6,152)	29,207
Depreciation and amortization of property and equipment	—	—	51,367	1,160	—	52,527
Amortization of intangibles	—	—	4,010	193	—	4,203
Gain on disposal of property and equipment	—	—	(4,716)	35	—	(4,681)
Communication and utilities	—	—	5,207	226	—	5,433
Operating taxes and licenses	—	—	13,051	2,801	—	15,852
Total operating expenses	1,464	4	787,147	38,849	(21,641)	805,823
Operating income (loss)	(1,464)	(4)	91,785	1,964	—	92,281
Interest expense, net	—	12,914	9,432	1,429	—	23,775
Other (income) expenses, net	(20,844)	(38,501)	(30,738)	(2,981)	91,741	(1,323)
Income before income taxes	19,380	25,583	113,091	3,516	(91,741)	69,829
Income tax expense (benefit)	(23,561)	(4,793)	53,746	1,496	—	26,888
Net income	$42,941	$30,376	$59,345	$2,020	$(91,741)	$42,941

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of operations for the three months ended June 30, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$856,591	$33,429	$(17,436)	$872,584
Operating expenses:
Salaries, wages and employee benefits	1,463	—	190,587	6,568	—	198,618
Operating supplies and expenses	685	6	60,395	3,800	(1,507)	63,379
Fuel	—	—	140,635	5,191	—	145,826
Purchased transportation	—	—	262,009	2,169	(11,493)	252,685
Rental expense	—	—	26,443	305	(172)	26,576
Insurance and claims	—	—	20,980	9,562	(4,264)	26,278
Depreciation and amortization of property and equipment	—	—	49,463	926	—	50,389
Amortization of intangibles	—	—	4,022	193	—	4,215
Gain on disposal of property and equipment	—	—	(3,478)	—	—	(3,478)
Communication and utilities	—	—	5,743	232	—	5,975
Operating taxes and licenses	—	—	13,324	2,120	—	15,444
Total operating expenses	2,148	6	770,123	31,066	(17,436)	785,907
Operating income (loss)	(2,148)	(6)	86,468	2,363	—	86,677
Interest expense, net	—	12,914	17,099	1,209	—	31,222
Other (income) expenses, net	(34,756)	(26,941)	(18,707)	(2,654)	83,038	(20)
Income before income taxes	32,608	14,021	88,076	3,808	(83,038)	55,475
Income tax expense (benefit)	(1,091)	(4,820)	26,382	1,305	—	21,776
Net income	$33,699	$18,841	$61,694	$2,503	$(83,038)	$33,699

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of operations for the six months ended June 30, 2013

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$1,717,464	$79,439	$(42,005)	$1,754,898
Operating expenses:
Salaries, wages and employee benefits	1,378	—	393,094	14,892	—	409,364
Operating supplies and expenses	1,130	4	123,270	8,029	(3,632)	128,801
Fuel	—	—	283,174	13,085	—	296,259
Purchased transportation	—	—	521,410	6,619	(25,741)	502,288
Rental expense	—	—	58,322	1,797	(327)	59,792
Insurance and claims	—	—	47,758	21,525	(12,305)	56,978
Depreciation and amortization of property and equipment	—	—	100,659	2,200	—	102,859
Amortization of intangibles	—	—	8,021	386	—	8,407
Gain on disposal of property and equipment	—	—	(7,055)	20	—	(7,035)
Communication and utilities	—	—	11,102	423	—	11,525
Operating taxes and licenses	—	—	25,927	5,465	—	31,392
Total operating expenses	2,508	4	1,565,682	74,441	(42,005)	1,600,630
Operating income (loss)	(2,508)	(4)	151,782	4,998	—	154,268
Interest expense, net	—	25,827	21,010	2,501	—	49,338
Other (income) expenses, net	(44,343)	(45,448)	(31,206)	(5,347)	123,491	(2,853)
Income before income taxes	41,835	19,617	161,978	7,844	(123,491)	107,783
Income tax expense (benefit)	(24,447)	(9,583)	72,187	3,344	—	41,501
Net income	$66,282	$29,200	$89,791	$4,500	$(123,491)	$66,282

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of operations for the six months ended June 30, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Operating revenue	$—	$—	$1,666,098	$67,911	$(34,540)	$1,699,469
Operating expenses:
Salaries, wages and employee benefits	2,730	—	382,542	13,481	—	398,753
Operating supplies and expenses	1,232	8	114,110	6,580	(3,509)	118,421
Fuel	—	—	288,206	10,623	—	298,829
Purchased transportation	—	—	503,874	4,375	(22,362)	485,887
Rental expense	—	—	49,819	609	(353)	50,075
Insurance and claims	—	—	46,842	18,332	(8,316)	56,858
Depreciation and amortization of property and equipment	—	—	98,980	1,803	—	100,783
Amortization of intangibles	—	—	8,127	391	—	8,518
Impairments	—	—	1,065	—	—	1,065
Gain on disposal of property and equipment	—	—	(7,868)	—	—	(7,868)
Communication and utilities	—	—	11,745	476	—	12,221
Operating taxes and licenses	—	—	26,859	4,489	—	31,348
Total operating expenses	3,962	8	1,524,301	61,159	(34,540)	1,554,890
Operating income (loss), net	(3,962)	(8)	141,797	6,752	—	144,579
Interest expense, net	—	25,827	37,788	2,531	—	66,146
Other (income) expenses	(41,285)	(55,940)	(20,114)	(5,045)	142,702	20,318
Income before income taxes	37,323	30,105	124,123	9,266	(142,702)	58,115
Income tax expense (benefit)	(2,564)	(9,641)	26,901	3,532	—	18,228
Net income	$39,887	$39,746	$97,222	$5,734	$(142,702)	$39,887

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the three months ended June 30, 2013

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net income	$42,941	$30,376	$59,345	$2,020	$(91,741)	$42,941
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	466	—	—	466
Change in fair value of interest rate swaps	—	—	—	—	—	—
Other comprehensive income before income taxes	—	—	466	—	—	466
Income tax effect of items of other comprehensive income	—	—	(242)	—	—	(242)
Total comprehensive income	$42,941	$30,376	$59,569	$2,020	$(91,741)	$43,165

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the three months ended June 30, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net income	$33,699	$18,841	$61,694	$2,503	$(83,038)	$33,699
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	2,108	—	—	2,108
Change in fair value of interest rate swaps	—	—	(1,169)	—	—	(1,169)
Other comprehensive income before income taxes	—	—	939	—	—	939
Income tax effect of items of other comprehensive income	—	—	453	—	—	453
Total comprehensive income	$33,699	$18,841	$63,086	$2,503	$(83,038)	$35,091

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the six months ended June 30, 2013

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net income	$66,282	$29,200	$89,791	$4,500	$(123,491)	$66,282
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	955	—	—	955
Change in fair value of interest rate swaps	—	—	(189)	—	—	(189)
Other comprehensive income before income taxes	—	—	766	—	—	766
Income tax effect of items of other comprehensive income	—	—	(214)	—	—	(214)
Total comprehensive income	$66,282	$29,200	$90,343	$4,500	$(123,491)	$66,834

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the six months ended June 30, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net income	$39,887	$39,746	$97,222	$5,734	$(142,702)	$39,887
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	4,653	—	—	4,653
Change in fair value of interest rate swaps	—	—	(2,108)	—	—	(2,108)
Other comprehensive income before income taxes	—	—	2,545	—	—	2,545
Income tax effect of items of other comprehensive income	—	—	817	—	—	817
Total comprehensive income	$39,887	$39,746	$100,584	$5,734	$(142,702)	$43,249

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of cash flows for the six months ended June 30, 2013

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$57,295	$(14,029)	$197,026	$(19,949)	$—	$220,343
Cash flows from investing activities:
Decrease in restricted cash	—	—	—	8,984	—	8,984
Change in restricted investments	—	—	—	(4,680)	—	(4,680)
Proceeds from sale of property and equipment	—	—	35,086	136	—	35,222
Capital expenditures	—	—	(149,878)	(505)	—	(150,383)
Payments received on notes receivable	—	—	2,074	—	—	2,074
Expenditures on assets held for sale	—	—	(1,614)	—	—	(1,614)
Payments received on assets held for sale	—	—	22,773	—	—	22,773
Payments received on equipment sale receivables	—	—	644	—	—	644
Dividends from subsidiary	—	—	6,800	—	(6,800)	—
Payments received on intercompany notes payable	—	—	3,399	—	(3,399)	—
Capital contribution to subsidiary	—	—	(1,160)	—	1,160	—
Net cash provided by (used in) investing activities	—	—	(81,876)	3,935	(9,039)	(86,980)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	—	7,528	—	7,528
Payment of deferred loan costs	—	—	(1,332)	(851)	—	(2,183)
Borrowings under accounts receivable securitization	—	—	—	80,000	—	80,000
Repayment of accounts receivable securitization	—	—	—	(119,000)	—	(119,000)
Repayment of long-term debt and capital leases	—	—	(114,570)	(902)	—	(115,472)
Repayment of intercompany notes payable	—	—	—	(3,399)	3,399	—
Dividend to parent	—	—	—	(6,800)	6,800	—
Capital contribution	—	—	—	1,160	(1,160)	—
Net funding (to) from affiliates	(62,973)	14,029	(14,052)	62,996	—	—
Other financing activities	5,678	—	—	—	—	5,678
Net cash provided by (used in) financing activities	(57,295)	14,029	(129,954)	20,732	9,039	(143,449)
Net (decrease) increase in cash and cash equivalents	—	—	(14,804)	4,718	—	(10,086)
Cash and cash equivalents at beginning of period	—	—	43,877	9,719	—	53,596
Cash and cash equivalents at end of period	$—	$—	$29,073	$14,437	$—	$43,510

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of cash flows for the six months ended June 30, 2012

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$25,110	$6,520	$151,107	$(16,887)	$—	$165,850
Cash flows from investing activities:
Decrease in restricted cash	—	—	—	14,556	—	14,556
Change in restricted investments	—	—	—	(14,612)	—	(14,612)
Funding of notes receivable	—	—	(7,500)	—	—	(7,500)
Proceeds from sale of property and equipment	—	—	57,238	2	—	57,240
Capital expenditures	—	—	(130,012)	(1,090)	—	(131,102)
Payments received on notes receivable	—	—	3,202	—	—	3,202
Expenditures on assets held for sale	—	—	(2,223)	—	—	(2,223)
Payments received on assets held for sale	—	—	10,340	—	—	10,340
Payments received on equipment sale receivables	—	—	5,496	—	—	5,496
Dividends from subsidiary	—	—	6,700	—	(6,700)	—
Payments received on intercompany notes payable	—	—	604	—	(604)	—
Funding of intercompany notes payable	—	—	(787)	—	787	—
Other investing activities	—	—	(500)	—	—	(500)
Net cash used in investing activities	—	—	(57,442)	(1,144)	(6,517)	(65,103)
Cash flows from financing activities:
Payment of deferred loan costs	—	—	(9,009)	—	—	(9,009)
Borrowings under accounts receivable securitization	—	—	—	174,000	—	174,000
Repayment of accounts receivable securitization	—	—	—	(151,000)	—	(151,000)
Repayment of long-term debt and capital leases	—	—	(171,167)	(266)	—	(171,433)
Dividend to parent	—	—	—	(6,700)	6,700	—
Proceeds from long term notes	—	—	10,000	—	—	10,000
Proceeds from intercompany notes payable	—	—	—	787	(787)	—
Repayment of intercompany notes payable	—	—	—	(604)	604	—
Net funding (to) from affiliates	(9,122)	(6,520)	10,120	5,522	—	—
Other financing activities	126	—	—	—	—	126
Net cash provided by (used in) financing activities	(8,996)	(6,520)	(160,056)	21,739	6,517	(147,316)
Net increase (decrease) in cash and cash equivalents	16,114	—	(66,391)	3,708	—	(46,569)
Cash and cash equivalents at beginning of period	11,132	—	64,717	6,235	—	82,084
Cash and cash equivalents at end of period	$27,246	$—	$(1,674)	$9,943	$—	$35,515

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$898,104	$872,584	$1,754,898	$1,699,469
Less: Fuel surcharge revenue	172,723	176,017	343,009	338,731
Revenue xFSR	725,381	696,567	1,411,889	1,360,738
Total GAAP operating expense	805,823	785,907	1,600,630	1,554,890
Adjusted for:
Fuel surcharge revenue	(172,723)	(176,017)	(343,009)	(338,731)
Amortization of certain intangibles (a)	(3,912)	(3,923)	(7,824)	(7,934)
Non-cash impairments (b)	—	—	—	(1,065)
Adjusted operating expense	629,188	605,967	1,249,797	1,207,160
Adjusted operating income	$96,193	$90,600	$162,092	$153,578
Adjusted Operating Ratio	86.7%	87.0%	88.5%	88.7%
Operating Ratio	89.7%	90.1%	91.2%	91.5%

(a)	Amortization of certain intangibles reflects the non-cash amortization expense relating to certain intangible assets identified in our 2007 going private transaction.

(b)	Real property with a carrying amount of $1.7 million was written down to its fair value of $0.6 million, resulting in a pre-tax impairment charge of $1.1 million in the first quarter of 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Net income	$42,941	$33,699	$66,282	$39,887
Adjusted for:
Depreciation and amortization of property and equipment	52,527	50,389	102,859	100,783
Amortization of intangibles	4,203	4,215	8,407	8,518
Interest expense	23,760	29,553	49,334	62,329
Derivative interest expense	532	2,108	1,094	4,653
Interest income	(517)	(439)	(1,090)	(836)
Income tax expense	26,888	21,776	41,501	18,228
EBITDA	150,334	141,301	268,387	233,562
Non-cash equity compensation (a)	833	1,466	1,378	2,733
Loss on debt extinguishment (b)	—	1,279	5,044	22,219
Non-cash impairments (c)	—	—	—	1,065
Adjusted EBITDA	$151,167	$144,046	$274,809	$259,579

(a)
Represents recurring non-cash equity compensation expense on a pre-tax basis. In accordance with the terms of our senior credit agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.

(b)
On March 7, 2013, we entered into a Second Amended and Restated Credit Agreement (“2013 Agreement”). The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the Amended and Restated Credit Agreement (“2012 Agreement”) entered into on March 6, 2012 with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term loan B-1 and B-2 tranches with face values of $250.0 million and $410.0 million, respectively. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million in the first quarter of 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the then-existing first lien term loan B-1 and B-2 tranches. On May 21, 2012, we completed the call of our remaining $15.2 million face value 12.50% fixed rate notes due May 15, 2017, at a price of 106.25% of face value pursuant to the terms of the indenture governing the notes, resulting in a loss on debt extinguishment of $1.3 million, representing the call premium and write-off of the remaining unamortized deferred financing fees. We entered into the 2012 Agreement which replaced the then-existing, remaining $874 million face value first lien term loan, resulting in a loss on debt extinguishment of $20.9 million in the first quarter of 2012, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the original term loan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Diluted earnings per share	$0.30	$0.24	$0.47	$0.29
Adjusted for:
Income tax expense	0.19	0.16	0.29	0.13
Income before income taxes	0.49	0.40	0.76	0.42
Non-cash impairments (a)	—	—	—	0.01
Loss on debt extinguishment (b)	—	0.01	0.04	0.16
Amortization of certain intangibles (c)	0.03	0.03	0.06	0.06
Amortization of unrealized losses on interest rate swaps (d)	—	0.02	—	0.03
Adjusted income before income taxes	0.52	0.45	0.85	0.67
Provision for income tax expense at effective rate	0.20	0.18	0.33	0.26
Adjusted EPS	$0.32	$0.27	$0.52	$0.41

(a)	Includes the item discussed in note (b) to the Adjusted Operating Ratio table above.

(b)	Includes the items discussed in note (b) to the Adjusted EBITDA table above.

(c)	Includes the items discussed in note (a) to the Adjusted Operating Ratio table above.

(d)
Amortization of unrealized losses on interest rate swaps reflects the non-cash amortization expense of $2.1 million for the three months ended June 30, 2012, and $4.7 million for the six months ended June 30, 2012, respectively, comprised of previous losses recorded in accumulated OCI related to the interest rate swaps we terminated upon our IPO and concurrent refinancing transactions in December 2010. Such losses were incurred in prior periods when hedge accounting applied to the swaps and are expensed in relation to the hedged interest payments through the original maturity of the swaps in August 2012.

Overview
We are a multi-faceted transportation services company and the largest truckload carrier in North America. As of June 30, 2013, we operate a tractor fleet of approximately 16,300 units comprised of 12,200 tractors driven by company drivers and 4,100 owner-operator tractors, a fleet of 52,200 trailers, and 8,700 intermodal containers from 35 major terminals positioned near major freight centers and traffic lanes in the United States and Mexico. We offer customers the opportunity for “one-stop shopping” for their truckload transportation needs through a broad spectrum of services and equipment. Our extensive suite of services includes general, dedicated, and cross-border U.S./Mexico truckload services through dry van, temperature-controlled, flatbed, and specialized trailers, in addition to rail intermodal and non-asset based freight brokerage and logistics management services, making it an attractive choice for a broad array of customers.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands, except per share amounts)
Total operating revenue	$898,104	$872,584	$1,754,898	$1,699,469
Revenue xFSR	$725,381	$696,567	$1,411,889	$1,360,738
Net income	$42,941	$33,699	$66,282	$39,887
Diluted earnings per share	$0.30	$0.24	$0.47	$0.29
Operating Ratio	89.7%	90.1%	91.2%	91.5%
Adjusted Operating Ratio	86.7%	87.0%	88.5%	88.7%
Adjusted EBITDA	$151,167	$144,046	$274,809	$259,579
Adjusted EPS	$0.32	$0.27	$0.52	$0.41

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
Revenue in our non-reportable segment is generated by our non-asset based freight brokerage and logistics management service, tractor leasing revenue of Interstate Equipment Leasing (“IEL”), premium revenue generated by our captive insurance companies, and other revenue generated by our repair and maintenance shops. The main factors that affect the revenue in our non-reportable segment are demand for brokerage and logistics services and the number of owner-operators leasing equipment from us.
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

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012
Factors Affecting Comparability between Periods

Three months ended June 30, 2013 results of operations
Net income for the three months ended June 30, 2013 was $42.9 million. Items during the 2013 period impacting comparability between the second quarter of 2013 and the corresponding 2012 period include the following:

•
$5.8 million reduction in interest expense for the three months ended June 30, 2013 compared to the corresponding period in 2012 resulting from the replacement of our previous Amended and Restated Credit Agreement in the first quarter of 2013 and our voluntary debt repayments.

Six months ended June 30, 2013 results of operations
Net income for the six months ended June 30, 2013 was $66.3 million. Items during the 2013 period impacting comparability between the six months ended June 30, 2013 and the corresponding prior year period include the following:

•
$13.0 million reduction in interest expense for the six months ended June 30, 2013 compared to the corresponding period in 2012 resulting from the replacement of our previous Amended and Restated Credit Agreement in the first quarter of 2013 and our voluntary debt repayments;

•	$6.1 million gain on the sale of two properties classified as held for sale in the first quarter of 2013; and

•	$5.0 million loss on debt extinguishment resulting from the replacement of our previous Amended and Restated Credit Agreement in the first quarter of 2013.

Three months ended June 30, 2012 results of operations
Net income for the three months ended June 30, 2012 was $33.7 million. Items during the 2012 period impacting comparability between the second quarter of 2012 and the corresponding 2013 period include the following:

•
$1.3 million loss on debt extinguishment resulting from the call of our remaining $15.2 million face value 12.50% fixed rate notes due May 15, 2017, at a price of 106.25% of face value and the write-off of the then existing unamortized deferred financing fees.

Six months ended June 30, 2012 results of operations
Net income for the six months ended June 30, 2012 was $39.9 million. Items during the 2012 period impacting comparability between the first six months of 2012 and the corresponding 2013 period include the following:

•	$22.2 million loss on debt extinguishment resulting from the call of its remaining $15.2 million face value 12.50% fixed rate notes due May 15, 2017 and the replacement of the first term loan;

•	$5.2 million gain relating to a contractual settlement with the City of Los Angeles recorded in Operating supplies and expenses;

•	$4.6 million benefit reflecting the deferred state tax benefit related to an internal corporate restructuring of our subsidiaries; and

•	$1.1 million pre-tax impairment charge for real property with a carrying value of $1.7 million written down to its estimated fair value of $0.6 million in the first quarter of 2012.
Results of Operations—Segment Review
During 2013, we operated three reportable segments: truckload, dedicated and intermodal. The descriptions of the operations of these reportable segments are described in Note 15 in our consolidated financial statements. The following tables reconcile our operating revenues and operating income by reportable segment to our consolidated operating revenue and operating income for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Operating revenue:
Truckload	$588,724	$575,193	$1,148,319	$1,126,440
Dedicated	182,651	181,873	361,877	353,412
Intermodal	84,375	81,120	161,700	150,165
Subtotal	855,750	838,186	1,671,896	1,630,017
Nonreportable segments	55,131	49,162	110,423	101,493
Intersegment eliminations	(12,777)	(14,764)	(27,421)	(32,041)
Consolidated operating revenue	$898,104	$872,584	$1,754,898	$1,699,469
Operating income (loss):
Truckload	$64,614	$67,994	$107,017	$114,548
Dedicated	24,263	18,515	43,217	33,022
Intermodal	753	123	(1,045)	(3,904)	(1)
Subtotal	89,630	86,632	149,189	143,666
Nonreportable segments	2,651	45	5,079	913
Consolidated operating income	$92,281	$86,677	$154,268	$144,579

(1)
During the first quarter of 2012, our intermodal reportable segment incurred an increase in its insurance and claims expense primarily related to one claim associated with a drayage accident, which increased the intermodal operating ratio by approximately 210 basis points for the six months ended June 30, 2012, as compared to the first six months of 2013.

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

Truckload

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands, except per tractor amounts)
Operating revenue	$588,724	$575,193	$1,148,319	$1,126,440
Operating income	$64,614	$67,994	$107,017	$114,548
Operating ratio	89.0%	88.2%	90.7%	89.8%
Adjusted operating ratio	86.2%	84.9%	88.2%	87.1%
Weekly revenue xFSR per tractor	$3,270	$3,169	$3,227	$3,098
Total loaded miles	274,830	268,905	536,680	531,454
Deadhead miles percentage	11.4%	10.9%	11.3%	11.1%
Average tractors available for dispatch:
Company	7,733	7,599	7,613	7,641
Owner-Operator	3,288	3,351	3,290	3,352
Total	11,021	10,950	10,903	10,993

A reconciliation of our adjusted operating ratio for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$588,724	$575,193	$1,148,319	$1,126,440
Less: Fuel surcharge revenue	120,144	124,059	238,483	240,925
Revenue xFSR	468,580	451,134	909,836	885,515
Total GAAP operating expense	524,110	507,199	1,041,302	1,011,892
Adjusted for:
Fuel surcharge revenue	(120,144)	(124,059)	(238,483)	(240,925)
Adjusted operating expense	403,966	383,140	802,819	770,967
Adjusted operating income	$64,614	$67,994	$107,017	$114,548
Adjusted operating ratio	86.2%	84.9%	88.2%	87.1%

Revenue
For the three months ended June 30, 2013, our truckload segment operating revenue increased by $13.5 million, or 2.4%, compared with the same period in 2012. During the second quarter of 2013, truckload revenue xFSR increased 3.9% as compared to the second quarter of 2012. This increase in revenue xFSR was driven by a 1.6% increase in our truckload revenue xFSR per loaded mile and a 2.2% increase in loaded miles. The increase in volume was achieved primarily through improved utilization, as measured by loaded truck miles per truck per week, of 1.5%.
For the six months ended June 30, 2013, our truckload revenue increased by $21.9 million, or 1.9%, compared with the same period in 2012. Despite the 1% reduction in our average operational fleet, our truckload revenue xFSR increased 2.7% during the six months ended June 30, 2013 as compared to the same period in 2012 with our truckload weekly revenue xFSR per tractor, which is a combination of revenue xFSR per loaded mile and loaded miles per truck per week (loaded utilization), increasing 4.2% year over year. For the six months ended June 30, 2013, our revenue xFSR per loaded mile increased 1.7% and our utilization increased 2.4%.
Operating income
Truckload operating income decreased $3.4 million from the second quarter of 2012 to the second quarter of 2013. This decrease in operating income caused our adjusted operating ratio to increase to 86.2% during the three months ended June 30, 2013 compared with 84.9% in the same period in 2012. The year over year increase was driven primarily by an increase in our deadhead percentage, higher driver and owner-operator pay due to the pay changes implemented in the third quarter of 2012, and higher equipment costs. Higher deadhead was a result of our repositioning of equipment to service overbooked markets.

Truckload operating income decreased $7.5 million from the six months ended June 30, 2013 compared with the same period in 2012. This decrease in operating income caused our adjusted operating ratio to increase to 88.2% during the six months ended June 30, 2013 compared with 87.1% in the same period in 2012, which benefited from a $5.2 million favorable contract resolution with the Port of Los Angeles in the first quarter of 2012.

Dedicated

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands, except per tractor amounts)
Operating revenue	$182,651	$181,873	$361,877	$353,412
Operating income	$24,263	$18,515	$43,217	$33,022
Operating ratio	86.7%	89.8%	88.1%	90.7%
Adjusted operating ratio	83.7%	87.4%	85.3%	88.5%
Weekly revenue xFSR per tractor	$3,396	$3,355	$3,391	$3,363
Average tractors available for dispatch:
Company	2,735	2,717	2,709	2,627
Owner-Operator	632	664	638	666
Total	3,367	3,381	3,347	3,293
A reconciliation of our adjusted operating ratio for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$182,651	$181,873	$361,877	$353,412
Less: Fuel surcharge revenue	33,998	34,415	68,431	65,546
Revenue xFSR	148,653	147,458	293,446	287,866
Total GAAP operating expense	158,388	163,358	318,660	320,390
Adjusted for:
Fuel surcharge revenue	(33,998)	(34,415)	(68,431)	(65,546)
Adjusted operating expenses	124,390	128,943	250,229	254,844
Adjusted operating income	$24,263	$18,515	$43,217	$33,022
Adjusted operating ratio	83.7%	87.4%	85.3%	88.5%
Revenue

For the three months ended June 30, 2013, our dedicated segment operating revenue increased by $0.8 million, or 0.4% compared with the same period in 2012 and dedicated revenue xFSR increased 0.8%.

For the six months ended June 30, 2013, our dedicated segment operating revenue increased by $8.5 million, or 2.4% compared with the same period in 2012 and dedicated revenue xFSR increased 1.9%. For both the three and six month periods ended 2013, the increase in revenue was primarily driven by growth with our existing customers and the addition of new customer accounts partially offset by the termination of a few underperforming customer contracts during the latter half of 2012 and the first half of 2013.
Operating income

Our dedicated operating income increased to $24.3 million for the three months ended June 30, 2013 compared to $18.5 million in the same period in 2012. Our dedicated adjusted operating ratio improved 370 basis points to 83.7% for the three months ended June 30, 2013 from 87.4% in the same period in 2012.

For the six months ended June 30, 2013, our dedicated operating income increased to $43.2 million from $33.0 million in the same period in 2012 and our dedicated adjusted operating ratio improved 320 basis points to 85.3% for the six months ended June 30, 2013 from 88.5% in the same period in 2012. The improvement in adjusted operating ratio for both the three and six month periods ended 2013 resulted from a change in business mix and improvement in our operational efficiencies.

Intermodal

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands, except per tractor amounts)
Operating revenue	$84,375	$81,120	$161,700	$150,165
Operating income (loss)	$753	$123	$(1,045)	$(3,904)	(1)
Operating ratio	99.1%	99.8%	100.6%	102.6%	(1)
Adjusted operating ratio	98.9%	99.8%	100.8%	103.3%	(1)
Average tractors available for dispatch:
Company	267	283	265	277
Owner-Operator	29	—	24	—
Total	296	283	289	277
Load count	36,912	35,694	70,607	66,404
Average container count	8,717	6,489	8,717	6,403

(1)
During the first quarter of 2012, our intermodal reportable segment incurred an increase in its insurance and claims expense primarily related to one claim associated with a drayage accident, which increased the intermodal operating ratio by approximately 210 basis points, and increased the intermodal adjusted operating ratio by approximately 270 basis points for six months ended June 30, 2012, respectively, as compared to the six months ended June 30, 2013.

A reconciliation of our adjusted operating ratio for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$84,375	$81,120	$161,700	$150,165
Less: Fuel surcharge revenue	17,525	17,278	34,265	31,745
Revenue xFSR	66,850	63,842	127,435	118,420
Total GAAP operating expense	83,622	80,997	162,745	154,069
Adjusted for:
Fuel surcharge revenue	(17,525)	(17,278)	(34,265)	(31,745)
Adjusted operating expenses	66,097	63,719	128,480	122,324
Adjusted operating income (loss)	$753	$123	$(1,045)	$(3,904)
Adjusted operating ratio	98.9%	99.8%	100.8%	103.3%
Revenue
For the three months ended June 30, 2013, our intermodal operating revenue increased $3.3 million, or 4.0%, compared to the same period in 2012. During the second quarter of 2013, our intermodal revenue xFSR grew 4.7% over the same period of 2012. This increase in revenue xFSR was driven by a 1.3% increase in revenue xFSR per load and a 12.6% increase in Container on Flat Car (COFC) loads partially offset by a 47.6% reduction in Trailer on Flat Car (TOFC) loads.
For the six months ended June 30, 2013, our intermodal operating revenue increased $11.5 million, or 7.7%, as compared to the six months ended June 30, 2012. During the first half of 2013, our intermodal revenue xFSR grew 7.6% over the first half of 2012. This increase in revenue xFSR was driven by a 6.3% increase in the number of loads hauled, combined with a 1.2% increase in revenue xFSR per load. Loads in our Container on Flat Car (COFC) business grew 16.4% and our COFC revenue xFSR per load grew 2.4%. This growth in COFC was partially offset by a 53.5% reduction in Trailer on Flat Car (TOFC) loads.
Operating income (loss)
Our intermodal operating income increased from $0.1 million in the second quarter of 2012 to $0.8 million in the second quarter of 2013. Correspondingly, our intermodal adjusted operating ratio improved to 98.9% during the three months ended June 30, 2013 from 99.8% in the same period in 2012 due primarily to increased revenue xFSR per load, as well as improved dray efficiencies resulting in a lower drayage cost per load. These improvements were partially offset by increased equipment costs resulting from the larger container fleet and related chassis expenses as compared to the second quarter of 2012.

Our intermodal operating loss decreased from $3.9 million for the six months ended June 30, 2012 to $1.0 million for the six months ended June 30, 2013. Correspondingly, our intermodal adjusted operating ratio improved to 100.8% during the first half of 2013 from 103.3% in the same period in 2012. This improvement was primarily due to one claim associated with a dray truck accident in the first quarter of 2012. This claim increased the intermodal operating ratio by approximately 210 basis points, and the intermodal adjusted operating ratio by approximately 270 basis points in the first half of 2012 compared to the first half of 2013. The reduction of our adjusted operating ratio associated with improved insurance and claims expense, increases in our revenue xFSR per load and improved dray efficiencies in the first six months of 2013 were partially offset by higher expenses resulting from the larger container fleet and related chassis expense compared to the corresponding period in 2012.

Other non-reportable segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Operating revenue	$55,131	$49,162	$110,423	$101,493
Operating income	$2,651	$45	$5,079	$913

Revenue

Our other non-reportable segment revenue is generated primarily by our logistics and brokerage services, and revenue generated by our subsidiaries offering support services to customers and owner-operators, including shop repair and maintenance services, equipment leasing, and insurance. The main factors that impact our other non-reportable segment revenue are the demand for our brokerage and logistics services and the number of owner-operators leasing equipment and purchasing insurance coverage from us.
For the three and six months ended June 30, 2013, combined revenue from these services increased 12.1% and 8.8%, respectively, compared to the corresponding periods in 2012. These increases were driven primarily by an increase in brokerage revenue and services provided to owner-operators compared to the same periods in 2012.

Consolidated Operating Expense
Salaries, Wages and Employee Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Salaries, wages and employee benefits	$202,757	$198,618	$409,364	$398,753
% of revenue xFSR	28.0%	28.5%	29.0%	29.3%
% of operating revenue	22.6%	22.8%	23.3%	23.5%
For the three months ended June 30, 2013, salaries, wages, and employee benefits increased by $4.1 million, or 2.1%, compared with the same period in 2012. The dollar increase was primarily a result of increases in the driver pay implemented in the third quarter of 2012, a 2.7% increase in miles driven by company drivers and growth in our non-driver administrative staff to support our growing business, partially offset by a reduction in group health insurance and workers compensation expense.
For the six months ended June 30, 2013, salaries, wages, and employee benefits increased by $10.6 million, or 2.7%, compared with the same period in 2012. The dollar increase was primarily a result of increases in the driver pay implemented in the third quarter of 2012, growth in our non-driver administrative staff to support our growing business, and a 1.5% increase in miles driven by company drivers. As a percentage of revenue xFSR, salaries, wages, and employee benefits decreased 30 basis points from the six months ended June 30, 2012 to the six months ended June 30, 2013 as a result of a 4.3% increase in our average consolidated revenue xFSR per loaded mile.
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

Operating Supplies and Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Operating supplies and expenses	$68,136	$63,379	$128,801	$118,421
% of revenue xFSR	9.4%	9.1%	9.1%	8.7%
% of operating revenue	7.6%	7.3%	7.3%	7.0%
For the three months ended June 30, 2013, operating supplies and expenses increased by $4.8 million, or 7.5%, compared with the same period in 2012. As a percentage of revenue xFSR, operating supplies and expenses increased to 9.4% compared with 9.1% for the 2012 period. The increase was primarily due to increases in tolls, hiring expenses and uncollectible revenue which was driven by the bankruptcies of two customers.
For the six months ended June 30, 2013, operating supplies and expenses increased by $10.4 million, or 8.8%, compared with the same period in 2012. As a percentage of revenue xFSR, operating supplies and expenses increased to 9.1% compared with 8.7% for the 2012 period. This increase was primarily the result of a $5.2 million benefit from the favorable contract resolution with the Port of Los Angeles in the first quarter of 2012, which we recognized as a reduction of operating supplies and expenses during the second quarter of 2012.
Because we believe that the market for drivers has tightened, hiring expenses, including recruiting and advertising, which are included in operating supplies and expenses, have increased and we expect this will continue to increase in order to attract sufficient numbers of qualified drivers to operate our fleet.
Fuel Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Fuel expense	$144,377	$145,826	$296,259	$298,829
% of operating revenue	16.1%	16.7%	16.9%	17.6%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Total fuel surcharge revenue	$172,723	$176,017	$343,009	$338,731
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	72,217	72,716	143,761	139,825
Company fuel surcharge revenue	$100,506	$103,301	$199,248	$198,906
Total fuel expense	$144,377	$145,826	$296,259	$298,829
Less: Company fuel surcharge revenue	100,506	103,301	199,248	198,906
Net fuel expense	$43,871	$42,525	$97,011	$99,923
% of revenue xFSR	6.0%	6.1%	6.9%	7.3%
For the three months ended June 30, 2013, net fuel expense increased $1.3 million, or 3.2%, compared with the same period in 2012. As a percentage of revenue xFSR, net fuel expense remained flat at 6.0% during the second quarter of 2013 compared with 6.1% in the 2012 period. As previously disclosed, our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Throughout the second quarter of 2012, there was a steep decrease in fuel prices as compared to a gradual decrease throughout the second quarter of 2013. The average DOE diesel fuel index decreased 11.1% within the second quarter of

2012, from $4.14 to $3.68 and decreased 4.0% within the second quarter of 2013, from $3.98 to $3.82. This decrease in fuel price and the associated fuel surcharge lag increased our adjusted EPS approximately $0.03 - $0.035 during the second quarter of 2012, as compared to $0.015 to $0.02 in the same period in 2013.
For the six months ended June 30, 2013, net fuel expense decreased $2.9 million, or 2.9%, compared with the same period in 2012. As a percentage of revenue xFSR, net fuel expense decreased 40 basis points when compared to the first six months of2012. Although the average fuel price was relatively flat during the first six months of 2013 as compared to the first six months of 2012, the DOE diesel fuel index decreased slightly from $3.78 to $3.68, or 2.6%, within the first six months of 2012 but decreased by 9.0% within the corresponding six month period ended June 30, 2013. As described above, the lag effect associated with fuel surcharges in periods of declining prices enabled better fuel recovery in 2013 compared to 2012.
Purchased Transportation

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Purchased transportation expense	$257,471	$252,685	$502,288	$485,887
% of operating revenue	28.7%	29.0%	28.6%	28.6%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Purchased transportation	$257,471	$252,685	$502,288	$485,887
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	72,217	72,716	143,761	139,825
Purchased transportation, net of fuel surcharge reimbursement	$185,254	$179,969	$358,527	$346,062
% of revenue xFSR	25.5%	25.8%	25.4%	25.4%
For the three months ended June 30, 2013, purchased transportation, net of fuel surcharge reimbursement, increased $5.3 million, or 2.9%, compared with the same period in 2012. As a percentage of revenue xFSR, purchased transportation, net of fuel surcharge reimbursement, decreased slightly to 25.5% compared with 25.8% in 2012. The dollar increase was due primarily to increased intermodal and brokerage volumes.
For the six months ended June 30, 2013, purchased transportation, net of fuel surcharge reimbursement, increased $12.5 million, or 3.6% compared with the same period in 2012. The increase in expense is primarily the result of an increase in intermodal volumes.
Insurance and Claims

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Insurance and claims	$29,207	$26,278	$56,978	$56,858
% of revenue xFSR	4.0%	3.8%	4.0%	4.2%
% of operating revenue	3.3%	3.0%	3.2%	3.3%
For the three months ended June 30, 2013, insurance and claims expense increased by $2.9 million, or 11.1%, compared with the same period in 2012. As a percentage of revenue xFSR, insurance and claims increased to 4.0% compared with 3.8% in the 2012 period. The increase is primarily due to the increase in reserves associated with unfavorable developments of our prior year loss layers based on new information received on these claims during the period.
For the six months ended June 30, 2013, insurance and claims expense was flat when compared with the same period in 2012. As a percentage of revenue xFSR, insurance and claims decreased to 4.0%, compared with 4.2% for the same period in 2012.
Rental Expense and Depreciation and Amortization of Property and Equipment
Because the mix of our leased versus owned tractors varies, we believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment when comparing results from period to period for analysis purposes.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	(Unaudited) (Dollars in thousands)
Rental expense	$30,541		$26,576		$59,792		$50,075
Depreciation and amortization of property and equipment	52,527	—	50,389	—	102,859	—	100,783
Rental expense and depreciation and amortization of property and equipment	$83,068		$76,965		$162,651		$150,858
% of revenue xFSR	11.5%		11.0%		11.5%		11.1%
% of operating revenue	9.2%		8.8%		9.3%		8.9%

Rental expense and depreciation and amortization of property and equipment were primarily driven by our fleet of tractors and trailers shown below:

	As of
	June 30, 2013	December 31, 2012	June 30, 2012
	(Unaudited)
Tractors:
Company
Owned	6,108	5,431	6,158
Leased — capital leases	2,463	2,328	2,248
Leased — operating leases	3,661	3,516	3,443
Total company tractors	12,232	11,275	11,849
Owner-operator
Financed through the Company	3,092	3,020	3,051
Other	960	936	975
Total owner-operator tractors	4,052	3,956	4,026
Total tractors	16,284	15,231	15,875
Trailers	52,182	52,841	51,641
Containers	8,717	8,717	6,783
For the three months ended June 30, 2013, rental expense and depreciation and amortization of property and equipment increased by $6.1 million, or 7.9%, compared with the same period in 2012. As a percentage of revenue xFSR, such expenses increased to 11.5% compared with 11.0% for same period in 2012. The increase was primarily due to the rising cost of new equipment, a higher percentage of leased assets, which increases rent expense due to the inclusion of financing costs, as well as the growth in trailers and intermodal containers in the second quarter of 2013 as compared to the second quarter of 2012.
For the six months ended June 30, 2013, rental expense and depreciation and amortization of property and equipment increased by $11.8 million, or 7.8%, compared with the same period in 2012. As a percentage of revenue xFSR, such expenses increased to 11.5% compared with 11.1% for the 2012 period. This increase was primarily due to the rising costs of new equipment, the growth in trailers and intermodal containers, and a higher percentage of leased assets, which increases rent expense due to the inclusion of financing costs.
Amortization of Intangibles
Amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with our 2007 going private transaction.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Amortization of intangibles	$4,203	$4,215	$8,407	$8,518
Amortization of intangibles for the three months ended June 30, 2013 and 2012 is comprised of $3.9 million in each period related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction. Amortization expense decreased slightly in the 2013 period compared to the same period in 2012 primarily due to the 150% declining balance amortization method applied to the customer relationship intangible recognized in conjunction with the 2007 going private transaction.

Amortization of intangibles for the six months ended June 30, 2013 and 2012 is comprised of $7.8 million and $7.9 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.6 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction.
Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Impairments	$—	$—	$—	$1,065
In the first quarter of 2012, real property with a carrying amount of $1.7 million was written down to its estimated fair value of $0.6 million, resulting in a pre-tax impairment charge of $1.1 million.
Gain on disposal of property and equipment

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Gain on disposal of property and equipment	$(4,681)	$(3,478)	$(7,035)	$(7,868)
Gain on disposal of property and equipment increased to $4.7 million in the second quarter of 2013 compared to $3.5 million in the second quarter of 2012 primarily due to an increase in the amount of trailer equipment disposed of during the quarter.
For the six months ended June 30, 2013, gain on disposal of property and equipment decreased $0.8 million, compared with the same period in 2012. The decrease was due to the reduction of equipment disposed of during the first quarter of 2013.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Interest expense	$23,760	$29,553	$49,334	$62,329
Interest expense for the three months ended June 30, 2013 is primarily based on the end of period debt balances as of June 30, 2013 of $238.0 million and $410.0 million carrying value of the first lien term loan B-1 tranche and B-2 tranche, respectively, $493.2 million net carrying value of senior second priority secured notes, $165.0 million of our accounts receivable securitization obligation, and $171.6 million present value of capital lease obligations.
Interest expense decreased for the three and six months ended June 30, 2013 as compared to the prior year periods primarily due to our various voluntary prepayments of debt made from June 30, 2012 to June 30, 2013 and the refinancing of our term loan facilities completed in March of 2013 and March of 2012. On March 6, 2012, we entered into the Amended and Restated Credit Agreement (the “2012 Agreement”) that replaced the then-existing $874.0 million face value first lien term loan, which accrued interest at LIBOR plus 4.50%, including a minimum LIBOR rate of 1.50% with a $200.0 million face value first lien loan B-1 tranche, which accrued interest at LIBOR plus 3.75% with no minimum LIBOR rate, and a $674.0 million face value first lien loan B-2 tranche, which accrued interest at LIBOR plus 3.75%, including a minimum LIBOR rate of 1.25%. On March 7, 2013, we entered into the Second Amended and Restated Credit Agreement (the “2013 Agreement”). The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the 2012 Agreement with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term loan B-1 and B-2 tranches with face values of $250.0 million and $410.0 million, respectively. In addition, the 2013 Agreement reduced the interest rates applicable to the first lien term loan B-1 tranche to LIBOR plus 2.75% with no minimum LIBOR rate and the first lien term loan B-2 tranche to LIBOR plus 3.00% with a minimum LIBOR rate of 1.00%.
Derivative Interest Expense
In December 2010, in conjunction with our IPO and refinancing transactions, we terminated all our remaining interest rate swaps and paid $66.4 million to our counterparties in full satisfaction of these interest rate swap agreements. In April 2011, in connection with our new senior secured credit facility, we entered into two forward-starting interest rate swap agreements with a total notional amount of $350.0 million. These interest rate swaps became effective in January 2013, mature in July 2015, and had been designated and qualified as cash flow hedges. As such, the effective portion of the changes in fair value of these designated swaps was recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the hedged debt affects earnings, which hedged interest accruals started in January of 2013. Any ineffective portions of the changes in the fair value of designated interest rate swaps was recognized directly to earnings as derivative interest expense.
As noted above, on March 7, 2013, we entered into the 2013 Agreement replacing our 2012 Agreement. Due to the incorporation of a new interest rate floor provision in the 2013 Agreement, we concluded as of February 28, 2013, the outstanding interest rate swaps would no longer be highly effective in achieving offsetting changes in cash flows related to the hedged interest payments. As a result, we de-designated the hedges as of February 28, 2013 (“de-designation date”). Beginning on March 1, 2013, the effective portion of the interest rate swaps prior to the change (i.e., amounts previously recorded in accumulated OCI) have been and will continue to be amortized as derivative interest expense over the period of the originally designated hedged interest payments through July 2015. Following the de-designation date, changes in fair value of the interest rate swaps are immediately recognized in the consolidated statements of operations as derivative interest expense.
The following is a summary of our derivative interest expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Derivative interest expense	$532	$2,108	$1,094	$4,653
Derivative interest expense for the three and six months ended June 30, 2013 represents mark-to-market adjustments and settlement payments related to our interest rate swaps, which were de-designated as of February 28, 2013. Derivative interest expense for the three and six months ended June 30, 2012 is related to our terminated swaps and represents the previous losses recorded in accumulated OCI that are amortized to derivative interest expense over the original term of the swaps, which had a maturity of August 2012.
Loss on Debt Extinguishment

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Loss on debt extinguishment	$—	$1,279	$5,044	$22,219

As noted above, on March 7, 2013, we entered into the 2013 Agreement replacing the 2012 Agreement. The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the 2012 Agreement. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million for the six months ended June 30, 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement. On May 21, 2012, the Company completed the call of its remaining $15.2 million face value 12.50% fixed rate notes due May 15, 2017, at a price of 106.25% of face value pursuant to the terms of the indenture governing the notes, resulting in a loss on debt extinguishment of $1.3 million, representing the call premium and write-off of the remaining unamortized deferred financing fees. Also, in the first quarter of 2012, we entered into the 2012 Agreement, which replaced the then-existing, remaining $874.0 million face value first lien term loan, resulting in a loss on debt extinguishment of $20.9 million, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the original term loan.

Gain on Sale of Real Property

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Gain on sale of real property	$—	$—	$(6,078)	$—
During the first quarter of 2013, we disposed of two non-operating properties in Wilmington, CA and Phoenix, AZ, resulting in a gain of $6.1 million.
Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Income tax expense	$26,888	$21,776	$41,501	$18,228
Income tax expense for the three and six months ended June 30, 2013 reflects an effective tax rate of 38.5%, as expected. The effective tax rate for the three months ended June 30, 2012 was 39.3%. The effective tax rate for the six months ended June 30, 2012 was 31.4% which was 8.1 percentage points lower than the expected effective tax rate primarily due to the deferred state tax benefit related to an internal corporate restructuring of our subsidiaries in January of 2012. Excluding the impact of discrete items in the first quarter of 2012, the effective tax rate for the six months ended June 30, 2012 would have been 38.5%.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of June 30, 2013 was $1.4 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company anticipates that the total amount of unrecognized tax benefits may decrease by $0.7 million during the next twelve months, which should not have a material impact on our financial statements.

Liquidity and Capital Resources
Cash Flow
Our summary statements of cash flows information for the six months ended June 30, 2013 and 2012, is set forth in the table below:

	Six Months Ended June 30,
	2013	2012
	(Unaudited) (Dollars in thousands)
Net cash provided by operating activities	$220,343	$165,850
Net cash used in investing activities	$(86,980)	$(65,103)
Net cash used in financing activities	$(143,449)	$(147,316)
The $54.5 million increase in net cash provided by operating activities during the six months ended June 30, 2013, compared to the same period in 2012, was primarily the result of the $19.5 million reduction in cash paid for interest and income taxes, $18.8 million increase in the change (increase) in accounts payable, accrued and other liabilities, a $9.7 million increase in operating income and $7.2 million increase in the change (decrease) in other assets during the six months ended June 30, 2013 as compared to the same period of 2012.
Our net cash used in investing activities increased $21.9 million during the six months ended June 30, 2013 as compared to the same period in 2012. This increase was primarily related to the $19.3 million increase in our gross capital expenditures as well as the $22.0 million reduction in proceeds received on the sale of our property and equipment. This net outflow was partially offset by $12.4 million increase in proceeds received from the sale of property and equipment classified as assets held for sale during the six months ended June 30, 2013, which was primarily related to the sale of real property in Wilmington, CA and Phoenix, AZ. In addition, during the six months ended June 30, 2012, we loaned $7.5 million to Swift Power Services, LLC.
Cash used in financing activities decreased by $3.9 million during the six months ended June 30, 2013 as compared to the same period in 2012. This decrease in net outflows was primarily related to the $56.0 million reduction in repayments of our long term debt and capital leases from the six months ended June 30, 2013 as compared to the corresponding period in 2012. Additionally, cash used in financing activities included $7.5 million in proceeds received from the issuance of long-term debt and $5.7 million in proceeds from issuance of common stock from exercises of stock options and the employee stock purchase plan during the first half of 2013. The reduction in our long term debt and capital lease repayments and the proceeds received from issuance of debt and common stock were offset by a $62.0 million increase in net repayments on our accounts receivable securitization from the first six months of 2013 as compared to the first six months of 2012.

Sources
As of June 30, 2013 and December 31, 2012, we had the following sources of liquidity available to us:

	June 30, 2013	December 31, 2012
	(Unaudited) (Dollars in thousands)
Cash and cash equivalents, excluding restricted cash	$43,510	$53,596
Availability under revolving line of credit due September 2016	261,894	240,932
Availability under 2013 RSA and 2011 RSA, respectively	101,700	64,600
Total unrestricted liquidity	$407,104	$359,128
Restricted cash	42,694	51,678
Restricted investments, held to maturity, amortized cost	26,955	22,275
Total liquidity, including restricted cash and investments	$476,753	$433,081
As of June 30, 2013 and December 31, 2012, we had restricted cash and short-term investments of $69.6 million and $74.0 million, respectively, primarily held by our captive insurance companies for payment of claims. As of June 30, 2013, there were no outstanding borrowings on our $400.0 million revolving line of credit, although there were $138.1 million in letters of credit outstanding under this facility, leaving $261.9 million available. In addition, we had borrowed $165.0 million against a total borrowing base of $266.7 million of eligible receivables from our accounts receivable facility, leaving $101.7 million available as of June 30, 2013.
Uses
Our business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures, other assets, working capital changes, principal and interest payments on our obligations, letters of credit to support insurance requirements, and tax payments to fund our taxes in periods when we generate taxable income.
We make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and potentially fund growth in our revenue equipment fleet if justified by customer demand and our ability to finance the equipment and generate acceptable returns. As of June 30, 2013, we expect our net cash capital expenditures to be in the range of approximately $110.0 million to $135.0 million for the remainder of 2013. In addition, we believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant. Beyond 2013, we expect our net capital expenditures to remain substantial.
As of June 30, 2013, we had $137.7 million of purchase commitments outstanding to acquire replacement tractors through the rest of 2013 and 2014. We generally have the option to cancel tractor purchase orders with 60 to 90 day notice prior to scheduled production, although the notice date has lapsed for approximately 80.0% of the commitments remaining as of June 30, 2013. In addition, we had trailer purchase commitments outstanding at June 30, 2013 for $74.2 million through the rest of 2013. These purchases are expected to be financed by a combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.
As of June 30, 2013, we did not have outstanding purchase commitments for intermodal containers, fuel, facilities, or non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
As of June 30, 2013 and December 31, 2012, we had a working capital surplus of $242.9 million and $351.2 million, respectively. The decrease was primarily related to the use of cash on hand to voluntarily repay $86.5 million of the non-current portion of our B-1 and B-2 tranches of first lien term loans and the $21.8 million increase in our current portion of long-term debt and obligations under capital leases and claims accruals from December 31, 2012 to June 30, 2013.
Financing
We believe we can finance our expected cash needs, including debt repayment, in the short-term with cash flows from operations, borrowings available under our revolving line of credit, borrowings under our 2013 RSA, and lease financing believed to be available for at least the next twelve months. Over the long-term, we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing, or equity capital. The availability of financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions. If such additional borrowings, lease financing, or equity capital is not available at the time we need to incur such indebtedness, then we may be required to utilize the revolving portion of our senior secured credit facility (if not then fully drawn), extend the maturity of then-outstanding indebtedness, rely on alternative financing arrangements, or engage in asset sales.
As of June 30, 2013, we had the following material debt agreements:

•	senior secured credit facility consisting of a term loan B-1 tranche due December 2016 and term loan B-2 tranche due December 2017, and a revolving line of credit due September 2016 (none drawn);

•	senior second priority secured notes due November 2018;

•	2013 RSA due July 2016; and

•	other secured indebtedness and capital lease agreements.

The amounts outstanding under such agreements and other debt instruments as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
Senior secured first lien term loan B-1 tranche due December 2016	$238,000	$—
Senior secured first lien term loan B-2 tranche due December 2017	410,000	—
Senior secured first lien term loan B-1 tranche due December 2016, net of $405 OID as of December 31, 2012	—	157,095
Senior secured first lien term loan B-2 tranche due December 2017, net of $1,440 OID as of December 31, 2012	—	575,560
Senior second priority secured notes due November 15, 2018, net of $6,807 and $7,439 OID as of June 30, 2013 and December 31, 2012, respectively	493,193	492,561
2013 RSA and 2011 RSA, respectively	165,000	204,000
Other secured debt and capital leases	185,299	145,818
Total debt and capital leases	$1,491,492	$1,575,034
Less: current portion	62,810	47,495
Long-term debt and capital leases	$1,428,682	$1,527,539
The indenture for our senior secured notes provides that we may only incur additional indebtedness if, after giving effect to the new incurrence, we meet a minimum fixed charge coverage ratio of 2.00:1.00, as defined therein, or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350.0 million outstanding at any one time. As of June 30, 2013, we had a fixed charge coverage ratio in excess of 4.00:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing financial arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for 2013.
See Notes 8 and 9 of the notes to these consolidated financial statements included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 for further discussion of the senior secured credit facility, senior second priority secured notes and 2013 RSA.

Capital and Operating Leases
In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment, including tractors and trailers, with capital and operating leases. During the six months ended June 30, 2013, we acquired revenue equipment through capital leases and operating leases with gross values of $59.0 million and $73.1 million, respectively, which were offset by capital lease and operating lease terminations with originating values of $10.7 million and $16.2 million, respectively. During the six months ended June 30, 2012, we acquired revenue equipment through capital leases and operating leases with gross values of $19.4 million and $170.1 million, respectively, which were offset by capital and operating lease terminations with originating values of $19.4 million and $30.3 million, respectively, for tractors.
Contractual Obligations
During the six months ended June 30, 2013, other than the voluntary prepayments of our long-term debt, entering into the 2013 Agreement and the 2013 RSA as discussed under the heading “Financing,” there have not been any material changes outside the ordinary course of business to the contractual obligations table contained in our Form 10-K for the fiscal year ended December 31, 2012.
Off-Balance Sheet Arrangements
We lease approximately 5,800 tractors under operating leases, which includes approximately 3,700 company tractors and 2,100 owner-operator tractors financed by the Company. Operating leases have been an important source of financing for our revenue equipment. Tractors held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such tractors are reflected in our consolidated statements of operations in the line item “Rental expense.” Our revenue equipment rental expense was $57.5 million for the six months ended June 30, 2013, compared with $47.9 million in the six months ended June 30, 2012. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed residual value.

As of June 30, 2013, the maximum possible payment under the residual value guarantees was approximately $10.0 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have interest rate exposure arising from our senior secured credit facility, 2013 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan B-2 tranche is mitigated due to a minimum LIBOR rate of 1.00%. We manage interest rate exposure through a mix of variable rate debt, and fixed rate notes (weighted average rate of 3.2% before applicable margin). Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $5.1 million considering the effect of the minimum LIBOR rate on the first lien term loan B-2 tranche.
We have commodity exposure with respect to fuel used in company tractors. Further increases in fuel prices will continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, decreased slightly from an average of $3.960 per gallon for the six months ended June 30, 2012 to an average of $3.950 per gallon for the six months ended June 30, 2013. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of June 30, 2013 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 14 of the notes to these consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as well as Part I, Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5: OTHER INFORMATION
Not applicable.

ITEM 6: EXHIBITS

Exhibit Number	Description	Page or Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

10.1	Amended and Restated Receivables Purchase Agreement (1)	Filed herewith

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	XBRL Instance Document	Filed herewith

101	XBRL Taxonomy Extension Schema Document	Filed herewith

101	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101	XBRL Taxonomy Label Linkbase Document	Filed herewith

101	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101	XBRL Taxonomy Extension Definition Document	Filed herewith

(1) Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SWIFT TRANSPORTATION COMPANY

/s/ Jerry Moyes
(Signature)
Jerry Moyes
Chief Executive Officer

Date:	August 2, 2013

/s/ Virginia Henkels
(Signature)
Virginia Henkels
Executive Vice President and Chief Financial Officer

Date:	August 2, 2013