Form 10-Q
period 2013-09-30
SWIFT TRANSPORTATION Co
filed 2013-11-08
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
Form 10-Q
  ______________________________________________________________________
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of outstanding shares of the registrant’s Class A common stock as of November 6, 2013 was 88,165,723 and the number of outstanding shares of the registrant’s Class B common stock as of November 6, 2013 was 52,495,236.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Swift Transportation Company and Subsidiaries
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)	(Recast)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$51,429	$53,596
Restricted cash	50,376	51,678
Restricted investments, held to maturity, amortized cost	24,175	22,275
Accounts receivable, net	413,077	392,770
Equipment sales receivable	—	563
Income tax refund receivable	25,754	10,046
Inventories and supplies	18,149	17,524
Assets held for sale	9,897	31,544
Prepaid taxes, licenses, insurance and other	65,106	58,903
Deferred income taxes	63,749	98,235
Current portion of notes receivable	6,389	4,957
Total current assets	728,101	742,091
Property and equipment, at cost:
Revenue and service equipment	2,008,793	1,863,634
Land	124,971	120,442
Facilities and improvements	254,933	250,816
Furniture and office equipment	59,036	51,340
Total property and equipment	2,447,733	2,286,232
Less: accumulated depreciation and amortization	942,646	888,696
Net property and equipment	1,505,087	1,397,536
Other assets	57,031	65,537
Intangible assets, net	320,950	333,561
Goodwill	253,256	253,256
Total assets	$2,864,425	$2,791,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152,475	$113,374
Accrued liabilities	123,985	107,772
Current portion of claims accruals	88,843	86,587
Current portion of long-term debt and obligations under capital leases	62,273	73,497
Fair value of guarantees	366	366
Current portion of interest rate swaps	4,921	1,853
Total current liabilities	432,863	383,449
Revolving line of credit	62,000	2,531
Long-term debt and obligations under capital leases, less current portion	1,286,307	1,357,101
Claims accruals, less current portion	105,492	98,919
Fair value of interest rate swaps, less current portion	7,532	11,497
Deferred income taxes	472,264	441,381
Securitization of accounts receivable	260,000	204,000
Other liabilities	3,133	2,899
Total liabilities	2,629,591	2,501,777
Contingencies (note 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 88,032,407 and 87,055,664 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	880	871
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 52,495,236 and 52,495,236 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	525	525
Additional paid-in capital	756,620	920,827
Accumulated deficit	(516,467)	(601,777)
Central stockholders' loans receivable, pre-acquisition	—	(22,142)
Accumulated other comprehensive loss	(6,826)	(8,202)
Noncontrolling interest	102	102
Total stockholders’ equity	234,834	290,204
Total liabilities and stockholders’ equity	$2,864,425	$2,791,981
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(Unaudited) (Amounts in thousands, except per share data)
Operating revenue	$1,032,127	$992,624	$3,042,806	$2,928,525
Operating expenses:
Salaries, wages and employee benefits	220,156	218,607	670,493	655,300
Operating supplies and expenses	85,204	75,337	236,267	215,777
Fuel	160,561	168,956	489,563	500,589
Purchased transportation	318,321	306,028	918,594	881,414
Rental expense	46,262	39,168	129,881	108,772
Insurance and claims	35,110	29,475	100,245	92,992
Depreciation and amortization of property and equipment	58,254	53,994	170,004	164,354
Amortization of intangibles	4,204	4,203	12,611	12,721
Impairments	—	—	—	1,065
Gain on disposal of property and equipment	(5,619)	(4,343)	(13,610)	(13,887)
Communication and utilities	6,679	6,699	19,145	19,998
Operating taxes and licenses	18,575	17,310	55,209	53,618
Total operating expenses	947,707	915,434	2,788,402	2,692,713
Operating income	84,420	77,190	254,404	235,812
Other (income) expenses:
Interest expense	24,595	29,102	75,719	93,530
Derivative interest expense	1,465	448	2,559	5,101
Interest income	(604)	(679)	(1,741)	(1,548)
Merger and acquisition expense	4,331	—	4,331	—
Loss on debt extinguishment	496	—	5,540	22,219
Gain on sale of real property	(798)	—	(6,876)	—
Other	(1,174)	(423)	(3,058)	(2,466)
Total other (income) expenses, net	28,311	28,448	76,474	116,836
Income before income taxes	56,109	48,742	177,930	118,976
Income tax expense	26,156	15,086	67,806	33,573
Net income	$29,953	$33,656	$110,124	$85,403
Basic earnings per share	$0.21	$0.24	$0.79	$0.61
Diluted earnings per share	$0.21	$0.24	$0.78	$0.61
Shares used in per share calculations
Basic	140,327	139,535	140,004	139,526
Diluted	142,315	139,546	141,942	139,631
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(Unaudited) (In thousands)
Net income	$29,953	$33,656	$110,124	$85,403
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	1,106	448	2,065	5,101
Change in fair value of interest rate swaps	—	(567)	(145)	(2,597)
Other comprehensive income (loss) before income taxes	1,106	(119)	1,920	2,504
Income tax effect of items of other comprehensive income	(326)	232	(544)	1,050
Other comprehensive income, net of taxes	780	113	1,376	3,554
Total comprehensive income	$30,733	$33,769	$111,500	$88,957
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Central Refrigerated Stockholders' Loans Receivable, Pre-Acquisition	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
	(Unaudited) (In thousands, except per share data)
Balances, December 31, 2012 (recast)	87,055,664	$871	52,495,236	$525	$920,827	$(601,777)	$(8,202)	$102	$(22,142)	$290,204
Exercise of stock options	906,078	9			9,706					9,715
Excess tax deficiency of stock options					(383)					(383)
Grant of restricted Class A common stock	10,480				62					62
Shares issued under employee stock purchase plan	60,185				707					707
Other comprehensive income							1,376			1,376
Non-cash equity compensation					2,516					2,516
Central acceleration of non-cash equity compensation					887					887
Central non-cash exercise of stock options					3,415				(3,415)	—
Issuance of Central stockholders' loan receivable, pre-acquisition									(30,000)	(30,000)
Net settlements of distribution to Central stockholders in satisfaction of stockholders' loans receivable, pre-acquisition						(22,315)			22,315	—
Distribution to Central stockholders, pre-acquisition						(2,499)				(2,499)
Interest on Central stockholders' loans receivable, pre-acquisition									(53)	(53)
Acquisition of Central, a common control entity, net of cancellation of stockholders' loans receivable at closing of acquisition					(181,117)				33,295	(147,822)
Net income						110,124				110,124
Balances, September 30, 2013	88,032,407	$880	52,495,236	$525	$756,620	$(516,467)	$(6,826)	$102	$—	$234,834
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012
		(Recast)
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$110,124	$85,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	182,615	177,075
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	5,107	9,368
Gain on disposal of property and equipment less write-off of totaled tractors	(12,902)	(12,560)
Gain on sale of real property	(6,876)	—
Impairments	—	1,065
Equity losses of investee	228	889
Deferred income taxes	64,695	25,997
Provision for allowance for losses on accounts receivable	872	1,139
Loss on debt extinguishment	5,540	22,219
Non-cash equity compensation	3,465	4,315
Income effect of mark-to-market adjustment of interest rate swaps	654	—
Interest on Central stockholders' loan receivable, pre-acquisition	(53)	(44)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(18,939)	(41,534)
Inventories and supplies	(629)	(1,299)
Prepaid expenses and other current assets	(23,946)	(19,696)
Other assets	6,976	(17)
Accounts payable, accrued and other liabilities	38,932	32,262
Net cash provided by operating activities	355,863	284,582
Cash flows from investing activities:
Decrease in restricted cash	1,302	16,892
Change in restricted investments	(1,900)	(18,216)
Funding of note receivable	—	(7,500)
Proceeds from sale of property and equipment	75,812	106,333
Capital expenditures	(236,990)	(221,034)
Payments received on notes receivable	2,775	4,357
Expenditures on assets held for sale	(17,442)	(5,935)
Payments received on assets held for sale	47,365	11,337
Payments received on equipment sale receivables	1,266	5,580
Acquisition of Central, net of debt repayment	(147,822)	—
Other investing activities	—	(500)
Net cash used in investing activities	(275,634)	(108,686)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(199,490)	(233,353)
Net borrowings on revolving line of credit	59,469	4,834
Borrowings under accounts receivable securitization	180,000	211,000
Repayment of accounts receivable securitization	(124,000)	(187,000)
Proceeds from long-term debt	26,268	10,000
Payment of deferred loan costs	(2,183)	(9,023)
Distribution to Central stockholders, pre-acquisition	(2,499)	(10,111)
Issuance of Central stockholders' loan receivable, pre-acquisition	(30,000)	—
Proceeds from exercise of stock options and the issuance of employee stock purchase plan shares	10,422	268
Income tax benefit from exercise of stock options	(383)	(322)
Other financing activities	—	(952)
Net cash used in financing activities	(82,396)	(214,659)
Net decrease in cash and cash equivalents	(2,167)	(38,763)
Cash and cash equivalents at beginning of period	53,596	82,084
Cash and cash equivalents at end of period	$51,429	$43,321
 See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Cash Flows — (continued)

	Nine Months Ended September 30,
	2013	2012
		(Recast)
	(Unaudited) (In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$67,833	$82,175
Income taxes	$20,602	$19,442
Supplemental schedule of:
Non-cash investing activities:
Equipment sales receivables	$696	$4,724
Equipment purchase accrual	$39,369	$19,310
Notes receivable from sale of assets	$5,855	$3,353
Non-cash financing activities:
Accrued deferred loan costs	$—	$228
Capital lease additions	$85,094	$38,453
Insurance premium and software notes payable	$3,324	$—
Non-cash distribution to Central stockholders in satisfaction of stockholders' loans receivable, pre-acquisition	$22,315	$—
Non-cash exercise of Central stock options in exchange for stockholders' loans receivable, pre-acquisition	$3,415	$—
Cancellation of Central stockholders' loans receivable at closing of acquisition	$33,295	$—
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Basis of Presentation
Swift Transportation Company is the holding company for Swift Transportation Co., LLC (a Delaware limited liability company) and its subsidiaries (collectively, “Swift Transportation Co.”), a truckload carrier headquartered in Phoenix, Arizona, and Interstate Equipment Leasing, LLC (“IEL”) (all the foregoing being, collectively, “Swift” or the “Company”).
On August 6, 2013, the Company entered into a Stock Purchase Agreement (“SPA”) with the stockholders of Central Refrigerated Transportation, Inc. ("Central"), pursuant to which the Company acquired all of the outstanding capital stock of Central (the "Acquisition"). Jerry Moyes, Swift's Chief Executive Officer and controlling stockholder, was the majority stockholder of Central prior to the Acquisition. Given Mr. Moyes' controlling interest in both Swift and Central, the Acquisition was accounted for using the guidance for transactions between entities under common control as described in Accounting Standard Codification ("ASC") Topic 805 – “Business Combinations”. In accordance with ASC Topic 805-30, the Company has recognized the assets and liabilities of Central at their carrying amounts at the date of transfer. As a result, the financial statements of the Company have been recast to reflect the accounts of Central as if it had been consolidated for all previous periods presented.
As of September 30, 2013, the Company operated a national terminal network and a tractor fleet of approximately 18,400 units comprised of 13,350 tractors driven by company drivers and 5,050 owner-operator tractors, a fleet of 57,500 trailers, and 8,700 intermodal containers. Subsequent to the acquisition of Central, the Company's chief operating decision makers will separately evaluate the performance of Central from its three reportable segments that predated the Acquisition. The Company’s four reportable operating segments are Truckload, Dedicated, Central Refrigerated and Intermodal.
In the opinion of management, the accompanying financial statements prepared in accordance with GAAP include all adjustments necessary for the fair presentation of the interim periods presented. These interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2012. Management has evaluated the effect on the Company’s reported financial condition and results of operations of events subsequent to September 30, 2013 through the issuance of the financial statements.
Note 2. Acquisition
As discussed in Note 1, on August 6, 2013, the Company acquired all of the outstanding capital stock of Central, a premium service truckload carrier specializing in temperature-controlled freight transportation and the fifth-largest provider of temperature-controlled truckload services in the U.S., for aggregate consideration of approximately $225 million. The Company paid approximately $189 million in cash to the stockholders of Central and assumed approximately $36 million of capital lease obligations and other debt. Cash consideration was primarily funded from borrowings on the Company's existing credit facilities, including $85 million from the Company's revolving line of credit and $100 million from the Company's accounts receivable securitization facility.
Given Mr. Moyes’ ownership interest in, and control of, Central, the Company's Board of Directors established a Special Committee comprised solely of independent and disinterested directors in May of 2011 to evaluate Swift’s acquisition of Central. The members of the Special Committee were William Post (chair), Glenn Brown, Richard H. Dozer and David Vander Ploeg. The Special Committee evaluated alternative business opportunities, including organic growth and various acquisition targets, and negotiated the transaction contemplated by the SPA on the Company's behalf, with the assistance of independent financial advisors, Lazard Frères & Co., LLC (“Lazard”), and independent legal advisors. The Special Committee received a fairness opinion from Lazard. Upon the unanimous recommendation of the Special Committee, the Acquisition was approved by the Company's Board of Directors with Mr. Moyes not participating in the vote.
The SPA contains customary representations, warranties, covenants and indemnification provisions. At closing, a portion of the purchase price was placed in escrow to secure payment of any post-closing adjustments to the purchase price and to secure the seller’s indemnification obligations to the Company. Mr. Moyes also contributed into escrow 1,131,862 shares of Swift Class B common stock to further secure such indemnification obligations.
As discussed in Note 1, as a result of Mr. Moyes' majority ownership in both Swift and Central, the Acquisition was accounted for using the guidance for transactions between entities under common control pursuant to ASC Topic 805, in which the Company recognized the assets and liabilities of Central at its carrying amounts at the date of transfer. Pursuant to ASC Topic 805 - "Business Combinations", the following financial information as of December 31, 2012 and for the three and nine months ended September 30, 2012 have been retrospectively recast to reflect the accounts of Central as if it was consolidated as of January 1, 2012 (in thousands, except per share data):

	December 31, 2012
	Swift	Central	Intercompany
	Transportation	Refrigerated	Elimination	Total
	Company	Transportation Inc.	Entries	(Recast)
Total current assets	$674,537	$68,211	$(657)	$742,091
Total assets	2,632,178	160,560	(757)	2,791,981
Total current liabilities	323,293	60,813	(657)	383,449
Total liabilities	2,402,067	100,367	(657)	2,501,777
Total stockholders' equity	$230,111	$60,193	$(100)	$290,204

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

	Three Months Ended September 30, 2012
	Swift	Central		Intercompany
	Transportation	Refrigerated		Elimination	Total
	Company	Transportation Inc.		Entries	(Recast)
Operating revenue	$871,094	$121,990		$(460)	$992,624
Operating income	$70,357	$6,833		—	$77,190
Net income	$27,852	$5,804		$—	$33,656

Basic earnings per share	$0.20	$0.04	(1)	$—	$0.24
Diluted earnings per share	$0.20	$0.04	(1)	$—	$0.24

	Nine Months Ended September 30, 2012
Operating revenue	$2,570,563	$359,213		$(1,251)	$2,928,525
Operating income	$214,936	$20,876		—	$235,812
Net income	$67,739	$17,664		$—	$85,403

Basic earnings per share	$0.49	$0.13	(1)	$—	$0.61
Diluted earnings per share	$0.49	$0.13	(1)	$—	$0.61

Net cash provided by operating activities	$259,246	$25,336		$—	$284,582
Net cash used in investing activities	$(106,839)	$(1,847)		—	$(108,686)
Net cash used in financing activities	$(191,170)	$(23,489)		$—	$(214,659)
(1)Represents Central's pro-forma basic and diluted earnings per share based on Swift's diluted weighted average share count for the applicable period.
Note 3. New Accounting Standards
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
Note 4. Income Taxes
The effective tax rate for the three months ended September 30, 2013 was 46.6%, which was 8.1 percentage points higher than expected primarily due to the Acquisition related costs and deferred taxes for Central's conversion to a C-Corporation from an S-Corporation prior to the Acquisition as well as fixed asset basis differences and state taxes, which are all discrete items in the third quarter. The effective tax rate for the nine months ended September 30, 2013 was 38.1%, which was 0.4 percentage points lower than expected primarily due to Central's pre-affiliated earnings that are taxed as an S-Corporation and offset the Acquisition related costs and deferred tax items mentioned above. Excluding the impact of discrete items in the first three quarters, the effective tax rate for the nine months ended September 30, 2013 would have been 38.5%.
The effective tax rate for the three months ended September 30, 2012 was 31%, which was 8 percentage points lower than expected primarily due to the tax benefit related to additional employment tax credits realized on our 2011 tax return and Central's pre-affiliated earnings that are taxed as an S-Corporation. The effective tax rate for the nine months ended September 30, 2012 was 28.2%, which was 10.8 percentage points lower than the expected effective tax rate primarily due to Central's pre-affiliated earnings that are taxed as an S-Corporation, deferred state tax benefit related to an internal corporate restructuring of our subsidiaries in January of 2012 as well as the tax benefit related to additional employment tax credits realized on our 2011 tax return. Excluding the impact of discrete items in the first three quarters, the effective tax rate for the nine months ended September 30, 2012 would have been 38.5%.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of September 30, 2013 was $1.5 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company anticipates that the total amount of unrecognized tax benefits may decrease by approximately $0.8 million during the next twelve months, which should not have a material impact on the Company’s consolidated financial statements.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Certain of the Company’s subsidiaries are currently under examination by the state of California for the 2005, 2006 and May 10, 2007 tax years. The Company, during 2014, anticipates concluding its California examination for 2005, 2006 and the short period ending May 10, 2007. Tax years 2008 through 2012 remain subject to examination. In addition, other state jurisdictions are conducting examinations for years ranging from 2007 to 2012. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate.
Note 5. Investments
The following table presents the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s restricted investments as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Temporary Losses	Fair Value
U.S. corporate securities	$16,293	$2	$6	$16,289
Foreign corporate securities	5,522	2	—	5,524
Negotiable certificate of deposits	2,360	—	1	2,359
Total restricted investments	$24,175	$4	$7	$24,172

	December 31, 2012
	Cost or	Gross Unrealized		Estimated
	Amortized		Temporary	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$20,274	$3	$8	$20,269
Foreign corporate securities	2,001	1	—	2,002
Total restricted investments	$22,275	$4	$8	$22,271
As of September 30, 2013, the contractual maturities of the restricted investments were 1 year or less. There were 12 securities and seven securities that were in an unrealized loss position for less than twelve months as of September 30, 2013 and December 31, 2012, respectively.

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
For impaired debt securities that do not meet this criteria, the Company determines if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security’s amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of accumulated OCI. The Company did not recognize any impairment losses for the three and nine months ended September 30, 2013 and 2012, respectively.
Note 6. Intangible Assets
Intangible assets as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Customer Relationship:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(135,411)	(122,800)
Owner-Operator Relationship:
Gross carrying value	3,396	3,396
Accumulated amortization	(3,396)	(3,396)
Trade Name:
Gross carrying value	181,037	181,037
Intangible assets, net	$320,950	$333,561

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
The following table presents amortization of intangibles for the three and nine months ended September 30, 2013 and 2012, related to intangible assets recognized in conjunction with the 2007 going private transaction and the previous intangible assets existing prior to the 2007 going private transaction (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization of intangible assets related to 2007 going private transaction	$3,912	$3,912	$11,736	$11,846
Amortization of intangible assets related to intangible assets existing prior to the 2007 going private transaction	292	291	875	875
Amortization of intangibles	$4,204	$4,203	$12,611	$12,721
Note 7. Assets Held for Sale
Assets held for sale as of September 30, 2013 and December 31, 2012 was as follows (in thousands):

	September 30, 2013	December 31, 2012
Land and facilities	$3,715	$25,148
Revenue equipment	6,182	6,396
Assets held for sale	$9,897	$31,544
As of September 30, 2013 and December 31, 2012, assets held for sale are carried at the lower of depreciated cost or estimated fair value less expected selling costs. The Company expects to sell these assets within the next 12 months.
During the nine months ended September 30, 2013, the Company sold three non-operating properties classified as held for sale with a carrying value of $25.6 million. As a result, the Company recognized a pre-tax gain of $6.9 million in gain on sale of real property in the Company’s consolidated statements of operations.
Note 8. Equity Investment and Note Receivable – Swift Power Services, LLC
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
Additionally, in February 2012, the Company loaned $7.5 million to SPS pursuant to a secured promissory note, which is secured by substantially all of the assets of SPS. SPS failed to make its first scheduled principal payment and quarterly interest payment to the Company on December 31, 2012, which resulted in a $6.0 million pre-tax impairment charge in the fourth quarter of 2012. As a result, this note has been placed on nonaccrual status since December 31, 2012. All outstanding interest and principal balances are due on April 30, 2015. During the three months ended September 30, 2013 and 2012, the Company recorded equity gains of $378 thousand and equity losses of $325 thousand, respectively, and during the nine months ended September 30, 2013 and 2012 recorded equity losses of $277 thousand and $683 thousand, respectively, in other expense in the Company’s consolidated statements of operations related to its note receivable and investment in SPS, respectively. The gains recorded during the three months ended September 30, 2013, was the result of proceeds received by the Company through sales of the remaining revenue equipment of SPS. As a result of the accumulated equity losses and the impairment recorded during the three months ended December 31, 2012, the net carrying value of the investment in SPS is zero as of September 30, 2013 and December 31, 2012, and the net carrying value of the note receivable is zero and $1.0 million as of September 30, 2013 and December 31, 2012, respectively.
Note 9. Debt and Financing Transactions
Other than the Company’s accounts receivable securitization as discussed in Note 10 and its outstanding capital lease obligations as discussed in Note 11, the Company had long-term debt outstanding as of September 30, 2013 and December 31, 2012 as follows (in thousands):

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

	September 30, 2013	December 31, 2012
		(Recast)
Senior secured first lien term loan B-1 tranche due December 2016	$238,000	$—
Senior secured first lien term loan B-2 tranche due December 2017	410,000	—
Senior secured first lien term loan B-1 tranche due December 2016, net of $405 OID as of December 31, 2012	—	157,095
Senior secured first lien term loan B-2 tranche due December 2017, net of $1,440 OID as of December 31, 2012	—	575,560
Senior second priority secured notes due November 15, 2018, net of $6,491 and $7,439 OID as of September 30, 2013 and December 31, 2012, respectively	493,509	492,561
Other	9,121	11,126
Central Debt
Various notes payable to financing companies, due dates through May 2015, secured by revenue equipment, assumed in the Acquisition	4,974	11,508
Note payable to a bank, due March 2016, secured by real estate, repaid at closing of the Acquisition	—	4,066
Notes payable to a financing company, due June 2013, secured by prepaid insurance premiums, repaid at closing of the Acquisition	—	816
Total	1,155,604	1,252,732
Less: current portion	8,391	18,926
Long-term debt	$1,147,213	$1,233,806
The credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary. As of September 30, 2013 and December 31, 2012, the balance of deferred loan costs was $9.7 million and $13.2 million, respectively, and is reported in Other assets in the Company’s consolidated balance sheets.
Senior Secured Credit Facility
On March 7, 2013, the Company entered into a Second Amended and Restated Credit Agreement (the “2013 Agreement”) replacing its previous Amended and Restated Credit Agreement dated March 6, 2012 (the “2012 Agreement”). The 2013 Agreement replaced the previous first lien term loan B-1 and B-2 tranches with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term B-1 and B-2 tranches with balances of $250.0 million and $410.0 million, respectively. In addition, the 2013 Agreement reduced the interest rate applicable to the first lien term loan B-1 tranche to the LIBOR rate plus 2.75% with no LIBOR floor, down from the LIBOR rate plus 3.75% with no LIBOR floor, and reduced the interest rate applicable to the first lien term loan B-2 tranche to the LIBOR rate plus 3.00% with a 1.00% LIBOR floor, down from the LIBOR rate plus 3.75% with a 1.25% LIBOR floor. As of September 30, 2013, interest accrues at 2.93% and 4.00% on the Company’s first lien term loan B-1 and B-2 tranches, respectively. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million for the nine months ended September 30, 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement.
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
As of September 30, 2013, the Company had outstanding borrowing of $62.0 million under the $400.0 million revolving line of credit, and the Company had outstanding letters of credit under this facility primarily for workers’ compensation and self-insurance liability purposes totaling $118.8 million, leaving $219.2 million available under the revolving line of credit. As discussed in Note 2, the Company borrowed $85 million on the revolving credit agreement to fund a portion of the cash consideration paid for the Acquisition on August 6, 2013. As of September 30, 2013, the Company has repaid $23 million of these amounts borrowed. As of September 30 3013, interest accrues at 3.2% on the aggregate principal balance. As of September 30, 2013, interest accrues at 3.00% and 0.44% on the outstanding letters of credit and unused portion, respectively, on the revolving line of credit.

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
Central Debt
As discussed in Note 2, the Company completed the Acquisition of Central on August 6, 2013. Central has approximately $5 million in various notes payable to financing companies secured by revenue equipment with due dates through May 2015. Additionally, at the closing of the Acquisition, the Company repaid a Central note payable to a bank secured by real estate with a due date of March 2016 including outstanding principal and unpaid interest of $3.4 million.
Central Credit Facilities
On November 22, 2011, Central entered into a loan agreement ("Central 2011 Agreement") with a bank to replace its then existing revolving line of credit . The Central 2011 Agreement provided a $35.0 million revolving line of credit facility. Initial proceeds from the facility were used to repay and replace the previous line of credit. As of December 31, 2012, the balance outstanding on the line was $2.5 million and the interest accrues at 2.56% based on the LIBOR rate plus 2.25%. Additionally, as of December 31, 2012, Central utilized the revolving line of credit to obtain $6.6 million of letters of credit for its insurance carriers. The revolving line of credit was for a two-year term through November 2013.
On March 8, 2013, Central entered into a credit agreement ("Central 2013 Agreement") to replace its then existing Central 2011 Agreement. The Central 2013 Agreement included a $50.0 million revolving line of credit, subject to certain limits. The revolving line of credit accrued interest at the LIBOR rate plus 3.5%, and could be reduced based on Central's total leverage ratio. Interest rates ranged from the LIBOR rate plus 2.25% to 3.50%. Central could borrow up to 85% of eligible billed accounts receivable and 75% of eligible unbilled accounts receivable.
The agreement also provided a $16.0 million term loan, which included quarterly principal payments with a balloon payment of 30.0%. The term loan accrued interest at the same rates as the revolving line of credit.
As discussed in Note 2 and in conjunction with the Acquisition on August 6, 2013, the Company repaid the outstanding principal, unpaid interest and bank fees associated with Central's revolving line of credit and term loan under the Central 2013 Agreement with for aggregate payments of $38.0 million. The repayment at the closing of the Acquisition resulted in a loss on debt extinguishment of $0.5 million during the third quarter of 2013, representing the write-off of the unamortized deferred financing fees associated with the Central 2013 Agreement.
Note 10. Accounts Receivable Securitization
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
For the three and nine months ended September 30, 2013, the Company incurred program fees of $0.8 million and $2.3 million, respectively, associated with the 2013 RSA and 2011 RSA, which were recorded in interest expense in the Company's consolidated statements of operations. For the three and nine months ended September 30, 2012, the Company incurred program fees of $0.8 million and $2.5 million associated with the 2011 RSA. As discussed in Note 2, the Company borrowed $100.0 million under the 2013 RSA to fund a portion of the cash consideration paid for the Acquisition on August 6, 2013. As of September 30, 2013, the outstanding borrowing under the 2013 RSA was $260.0 million, including the amounts borrowed to fund the Acquisition noted above, against a total available borrowing base of $304.8 million, leaving $44.8 million available. As of December 31, 2012, the outstanding borrowing under the 2011 RSA was $204.0 million against a total available borrowing base of $268.6 million.
Note 11. Capital Leases
The Company leases certain revenue equipment under capital leases. The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. The Company is obligated to pay the balloon payments at the end of the leased term whether or not it receives the proceeds of the contracted residual values from the respective manufacturers. Certain leases contain renewal or fixed price purchase options. As of September 30, 2013 and December 31, 2012, the present value of obligations under capital leases totaled $193.0 million and $177.9 million, of which the current portion was $53.9 million and $54.6 million, respectively. The leases are collateralized by revenue equipment with a cost of $354.5 million and accumulated amortization of $135.6 million as of September 30, 2013. The amortization of the equipment under capital leases is included in depreciation and amortization expense in the Company’s consolidated statements of operations.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Note 12. Derivative Financial Instruments
In April 2011, as contemplated by the then existing credit facility, the Company entered into two forward-starting interest rate swap agreements with a notional amount of $350.0 million. These interest rate swaps were effective in January 2013 and have a maturity date of July 2015. On April 27, 2011 (“designation date”), the Company designated and qualified these interest rate swaps as cash flow hedges. Subsequent to the designation date, the effective portion of the changes in estimated fair value of the designated swaps was recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the hedged debt affects earnings, which hedged interest accruals began in January 2013. As of September 30, 2013 and December 31, 2012, changes in estimated fair value of the designated interest rate swap agreements totaling $0.1 million and $1.8 million, net-of-tax, respectively, were reflected in accumulated OCI. Refer to Note 13 below for further discussion of the Company’s estimated fair value methodology.
As discussed in Note 9—Debt and Financing Transactions, on March 7, 2013, the Company entered into the 2013 Agreement replacing the 2012 Agreement dated March 6, 2012. Due to the incorporation of a new interest rate floor provision in the 2013 Agreement, the Company concluded as of February 28, 2013, the outstanding interest rate swaps would no longer be highly effective in achieving offsetting changes in cash flows related to the hedged interest payments. As a result, the Company de-designated the hedges as of February 28, 2013 (“de-designation date”). Beginning on March 1, 2013, the effective portion of the change in fair value of interest rate swaps prior to the change (i.e. amounts previously recorded in accumulated OCI) have been and will continue to be amortized as derivative interest expense over the period of the originally designated hedged interest payments through July 2015. Following the de-designation date, changes in fair value of the interest rate swaps are immediately recognized in the consolidated statements of operations as derivative interest expense.
Central Interest Rate Swap
In connection with the note payable to a bank due March 2016, Central entered into an interest rate swap agreement to manage its interest rate exposure. The interest rate swap agreement was designated as a cash flow hedge. The interest rate swap agreement reduced the effect of changes in interest rates on the floating rate associated with this note. As of December 31, 2012 the interest rate swap agreement had a notional principal amount of $4.1 million. The agreement effectively changed Central's interest rate exposure on this note to a fixed rate of 8.9 percent.
As discussed in Note 2 and in conjunction with the Acquisition on August 6, 2013, the Company repaid $0.3 million to terminate Central's interest rate swap agreements.
The following table presents the changes in fair value, pre-tax of derivatives designated as cash flow hedges had on accumulated OCI and earnings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
Amount of loss recognized in OCI on derivatives (effective portion)	$—	$567	$145	$2,597
Amount of loss reclassified from accumulated OCI into income as “Derivative interest expense” (effective portion)	$(1,106)	$(448)	$(2,065)	$(5,101)
The following tables presents information about pre-tax gains and losses recognized in earnings on the Company’s interest rate derivative contracts that were de-designated on February 28, 2013 as hedging instruments under ASC Topic 815, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amount of loss recognized in income as “Derivative interest expense”	$(359)	$—	$(494)	$—
As of September 30, 2013, $5.5 million of deferred losses on derivatives in accumulated OCI is expected to be reclassified to earnings within the next 12 months.
Note 13. Fair Value Measurement
Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of September 30, 2013 and December 31, 2012, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
The tables below exclude certain financial instruments. The excluded financial instruments are as follows: cash and cash equivalents, restricted cash, accounts receivable, net, income tax refund receivable and accounts payable. The estimated fair value of these financial instruments approximate carrying value as they are short-term in nature. The table below also excludes financial instruments reported at estimated fair value

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

on a recurring basis. See “— Recurring Fair Value Measurements.” All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
			(Recast)	(Recast)
Financial Assets:
Restricted investments	$24,175	$24,172	$22,275	$22,271
Financial Liabilities:
Senior secured first lien term loan B-1 tranche (2013 Agreement)	238,000	238,595	—	—
Senior secured first lien term loan B-2 tranche (2013 Agreement)	410,000	411,845	—	—
Senior secured first lien term loan B-1 tranche (2012 Agreement)	—	—	157,095	157,346
Senior secured first lien term loan B-2 tranche (2012 Agreement)	—	—	575,560	582,236
Senior second priority secured notes	493,509	550,263	492,561	541,817
Securitization of accounts receivable	260,000	260,000	204,000	204,000
Central Financial Liabilities:
Various notes payables to financing companies, due dates through May 2015, secured by revenue equipment	4,974	4,974	11,508	11,508
Note payable to a bank, due March 2016	—	—	4,066	4,066
Note payable to a financing company, due June 2013	—	—	816	816
The carrying amounts shown in the table (other than the restricted investments, and the securitization of accounts receivable) are included in the consolidated balance sheets in long-term debt and obligations under capital leases. The estimated fair values of the financial instruments shown in the above table as of September 30, 2013 and December 31, 2012, represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.
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
Central Notes Payables
Fair value is assumed to approximate carrying values for these financial instruments since they are short term in nature, or had stated interest rates that approximate the interest rates available to the Company as of the reporting date.
Securitization of Accounts Receivable
The Company’s securitization of accounts receivable consists of borrowings outstanding pursuant to the Company’s 2013 RSA and 2011 RSA as of September 30, 2013 and December 31, 2012, respectively, as discussed in Note 10. Its fair value is estimated by discounting future cash flows using a discount rate commensurate with the uncertainty involved.
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

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company will measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the estimated fair value measurement in its entirety. Following is a brief summary of the Company’s classification within the fair value hierarchy of each major category of assets and liabilities that it measures and reports on its consolidated balance sheets at estimated fair value on a recurring basis as of September 30, 2013:

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

Recurring Fair Value Measurements
As of September 30, 2013 and December 31, 2012, no assets of the Company were measured at estimated fair value on a recurring basis. As of September 30, 2013 and December 31, 2012, information about inputs into the estimated fair value measurements of each major category of the Company’s liabilities that were measured at estimated fair value on a recurring basis in periods subsequent to their initial recognition was as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2013
Interest rate swaps	$12,453	$—	$12,453	$—
As of December 31, 2012 (Recast)
Interest rate swaps	$13,350	$—	$13,350	$—
Nonrecurring Fair Value Measurements

As of September 30, 2013, no assets of the Company were measured at estimated fair value on a nonrecurring basis. As of December 31, 2012, information about inputs into the estimated fair value measurements of the Company’s assets that were measured at estimated fair value on a nonrecurring basis in the period is as follows (in thousands):

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
Note 14. Earnings per Share
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(In thousands, except per share amounts)
Net income	$29,953	$33,656	$110,124	$85,403
Basic:
Weighted average common shares outstanding	140,327	139,535	140,004	139,526
Diluted:
Dilutive effect of stock options	1,988	11	1,938	105
Total weighted average diluted shares outstanding	142,315	139,546	141,942	139,631
Anti-dilutive shares excluded from the diluted earnings per share calculation (1)	—	5,789	181	4,428
Earnings per share:
Basic earnings per share	$0.21	$0.24	$0.79	$0.61
Diluted earnings per share	$0.21	$0.24	$0.78	$0.61

(1)
Impact of outstanding options to purchase shares of the Company’s Class A common stock were anti-dilutive because the options exercise price was greater than the average market price of the common shares and were excluded from the calculation of diluted earnings per share.

As of September 30, 2013 and 2012, there were 5,451,280 and 5,852,155 options outstanding, respectively.
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
Owner-operator misclassification class action litigation
On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: John Doe 1 and Joseph Sheer v. Swift Transportation Co., Inc., and Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 9-CIV-10376 filed in the United States District Court for the Southern District of New York, or the Sheer Complaint. The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act, or FLSA, and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 200 other current or former owner-operators have joined this lawsuit. Upon Swift’s motion, the matter has been transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, the plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On September 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The Court also denied plaintiff’s request to arbitrate the matter as a class. The plaintiff filed a petition for a writ of mandamus asking that the District Court’s order be vacated. On July 27, 2011, the court denied the plaintiff’s petition for writ of mandamus and the plaintiff’s filed another request for interlocutory appeal. On December 9, 2011, the court permitted the plaintiffs to proceed with their interlocutory appeal. The Company intends to vigorously defend against any arbitration proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
California wage, meal and rest employee class action
On March 22, 2010, a class action lawsuit was filed by John Burnell, individually and on behalf of all other similarly situated persons against Swift Transportation: John Burnell and all others similarly situated v. Swift Transportation Co., Inc. , Case No. CIVDS 1004377 filed in the Superior Court of the State of California, for the County of San Bernardino, or the Burnell Complaint. On September 3, 2010, upon motion by Swift, the matter was removed to the United States District Court for the Central District of California, Case No. EDCV10-809-VAP. The putative class includes drivers who worked for Swift during the four years preceding the date of filing alleging that Swift failed to pay the California minimum wage, failed to provide proper meal and rest periods and failed to timely pay wages upon separation from employment. The Burnell Complaint was subject to a stay of proceedings pending determination of similar issues in a case unrelated to Swift, Brinker v Hohnbaum, which was then pending before the California Supreme Court. A ruling was entered in the Brinker matter and in August 2012 the stay in the Burnell Complaint was lifted. On April 9, 2013 the Company filed a motion for judgment on the pleadings requesting dismissal of plaintiff's claims related to alleged meal and rest break violations under the California Labor Code alleging that such claims are preempted by the Federal Aviation Administration Authorization Act. On May 29, 2013, the U.S. District Court for the Central District of California granted the Company's motion for judgment on the pleadings and dismissed plaintiff's claims that are based on alleged violations of meal and rest periods set forth in the California Labor Code.
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
California and Oregon minimum wage class action
On July 12, 2011, a class action lawsuit was filed by Simona Montalvo on behalf of herself and all similarly situated persons against Swift Transportation: Montalvo et al. v. Swift Transportation Corporation d/b/a ST Swift Transportation Corporation in the Superior Court of California, County of San Diego, or the Montalvo Complaint. The Montalvo Complaint was removed to federal court on August 15, 2011, case number 3-11-CV-1827-L. Upon petition by plaintiffs, the matter was remanded to state court and the Company filed an appeal to this remand, which appeal has been denied. The putative class includes employees alleging that candidates for employment within the four year statutory period in California were not paid the state mandated minimum wage during their orientation phase. On July 29, 2013, the court certified the class. The Company is appealing the class certification and the remand to state court.
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
Washington overtime class action
On September 9, 2011, a class action lawsuit was filed by Troy Slack on behalf of himself and all similarly situated persons against Swift Transportation: Troy Slack, et al v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Corporation in the State Court of Washington, Pierce County, or the Slack Complaint. The Slack Complaint was removed to federal court on October 12, 2011, case number 11-2-114380. The putative class includes all current and former Washington State based employee drivers during the three year statutory period alleging that they were not paid overtime in accordance with Washington State law and that they were not properly paid for meals and rest periods.
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
Virginia FCRA class action
On July 23, 2013, a class action lawsuit was filed by James Ellis III on behalf of himself and all similarly situated persons against Swift Transportation of Arizona, LLC; James Ellis III v. Swift Transportation of Arizona, LLC (“Swift Arizona”) in the United States District Court, Eastern District of Virginia, Civil Action No. 3:13-CV-00473-JAG. Mr. Ellis, an applicant for a driver position, has alleged that the Swift’s disclosures regarding criminal background checks did not comply with the Fair Credit Reporting Act (“FCRA”). The class action seeks to certify the FCRA claims as a class action, and in that regard Mr. Ellis is seeking to represent a class of applicants from North Carolina, South Carolina, Virginia, Maryland, and West Virginia over the five year period preceding the filing. Swift has answered the complaint denying the allegations including the allegations that a class should be certified.
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
Utah minimum wage collective action
On October 8, 2013, a collective action lawsuit was filed by Jacob Roberts on behalf of himself and all similarly situated persons against Central Refrigerated Service, Inc., Jon Isaacson, Bob Baer and John Does 1-10 (“CRS”); Jacob Roberts and Collective Action Plaintiffs John Does 1-10 v. Central Refrigerated Service, Inc., Jon Isaacson, Bob Baer and John Does 1-10 in the United States District Court for the District of Utah, Case No. 2;13-ev-00911-EJF, or the Roberts Complaint. The putative nationwide class includes employees alleging that candidates for employment within the three year statutory period in Utah were not paid proper compensation pursuant to the Fair Labor Standards Act (“FLSA”), specifically that the putative collective action plaintiffs were not paid the state mandated minimum wage for orientation, travel, and training.
The issue of collective action certification must first be resolved before the court will address the merits of the case, and we retain all of our defenses against liability and damages pending a determination of collective action certification. Central intends to vigorously defend against collective action certification as well as the merits of this matter should the collective action be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Collective and Individual Arbitration
On June 1, 2012, a collective and class action complaint was filed by Gabriel Cilluffo, Kevin Shire and Bryan Ratterree individually and on behalf of themselves and all similarly situated persons against Central Refrigerated Services, Inc., Central Leasing, Inc., Jon Isaacson, and Jerry Moyes (“Central”); Gabriel Cilluffo, Kevin Shire and Bryan Ratterree individually and on behalf themselves and all similarly situated persons v. Central Refrigerated Services, Inc., Central Leasing, Inc., Jon Isaacson, and Jerry Moyes in the United States District Court for the Central District of California, Case No. ED CV 12-00886. The putative class involves owner-operators alleging that Central misclassified owner-operators as independent contractors in violation of the Federal Fair Labor Standards Act, or FLSA, and that such owner-operators should be considered employees. The lawsuit also raises a claim of forced labor. On September 24, 2012, the California District Court ordered that FLSA claim proceed to collective arbitration under the Utah Uniform Arbitration Act (“UUAA”) and not the Federal Arbitration Act (“FAA”). The September 24, 2012 order directed the arbitrator to determine the validity of proceeding as a collective arbitration under the UAA, and then if the arbitrator

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

determines that such collective action is permitted, then the arbitrator is to consider the plaintiff’s FLSA claim. On November 8, 2012, the California District Court entered a clarification order clarifying that the plaintiff’s FLSA claim was to proceed to collective arbitration under the UUAA, but the plaintiff’s forced labor claim was to proceed as individual arbitrations for those plaintiffs seeking to pursue that specific claim. Central filed a motion for reconsideration and a motion for interlocutory appeal of the California District Court’s orders, both of which were denied and the claims are proceeding to collective and individual arbitration as originally ordered.
The validity of collective arbitration must first be resolved by the arbitrator before the merits of the FLSA claim is addressed. Central retains all defenses against liability and damages pending a determination of the validity of collective arbitration. Central intends to vigorously defend collective arbitration as well as the merits of the FLSA matters should a collective arbitration be permitted. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
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
2013 environmental incident
On May 14, 2013, a Swift Transportation tractor and trailer was involved in an accident in Bridgeport, California that resulted in fuel and other liquid components being released into the ground and a nearby stream. Based on soil and water testing of the impacted area, the Company expects the range of cost to remediate this release is $300 thousand to $500 thousand.
Note 16. Segment information
Subsequent to the acquisition of Central discussed in Note 2 and during the third quarter of 2013, the Company concluded it will evaluate the performance of Central separately from the three reportable segments that predated the Central Acquisition. The Company’s four reportable operating segments are Truckload, Dedicated, Central Refrigerated and Intermodal. The subsequent finalization of our organizational design and financial reporting systems may result in future modifications of our reportable segments.

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

•
Central Refrigerated. The Central Refrigerated segment is primarily shipments for customers that require temperature-controlled trailers and represents the core operations of Central Refrigerated. These shipments include one-way movements over irregular routes, dedicated truck operations, as well as a small number of intermodal trailer on flat car ("TOFC") and third party logistics loads.

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
Based on the unique nature of the operating structure of the Company, revenue generating assets are interchangeable between segments. Therefore, the Company does not prepare separate balance sheets by segment as assets are not separately identifiable by segment. The Company allocates depreciation and amortization expense on its property and equipment to the segments based on the actual utilization of the asset by the segment during the period.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

The Company’s foreign operations total revenue was less than 5.0% of the Company’s total revenue for the three and nine months ended September 30, 2013 and 2012, respectively.
Set forth in the tables below is certain financial information with respect to the Company’s reportable segments (in thousands):

	Operating Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
Truckload	$579,494	$564,802	$1,727,813	$1,691,242
Dedicated	184,550	182,843	546,427	536,255
Central Refrigerated	136,484	121,990	393,094	359,213
Intermodal	89,759	86,063	251,459	236,228
Subtotal	990,287	955,698	2,918,793	2,822,938
Nonreportable segments	49,038	50,828	159,461	152,321
Intersegment eliminations	(7,198)	(13,902)	(35,448)	(46,734)
Consolidated operating revenue	$1,032,127	$992,624	$3,042,806	$2,928,525

	Operating Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
Truckload	$58,053	$53,818	$165,070	$168,366
Dedicated	20,508	17,082	63,725	50,104
Central Refrigerated	4,165	6,833	19,881	20,876
Intermodal	1,979	(2,505)	934	(6,409)
Subtotal	84,705	75,228	249,610	232,937
Nonreportable segments	(285)	1,962	4,794	2,875
Consolidated operating income	$84,420	$77,190	$254,404	$235,812

	Depreciation and Amortization Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
Truckload	$32,696	$29,184	$96,076	$90,667
Dedicated	11,711	11,296	33,439	33,654
Central Refrigerated	4,060	4,706	12,951	14,283
Intermodal	2,236	2,418	6,858	6,612
Subtotal	50,703	47,604	149,324	145,216
Nonreportable segments	7,551	6,390	20,680	19,138
Consolidated depreciation and amortization expense	$58,254	$53,994	$170,004	$164,354
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
Note 17. Accumulated Other Comprehensive Income
The following table is a reconciliation of accumulated other comprehensive income by component (in thousands):

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

	Derivative Financial Instruments	Foreign Currency Transactions	Accumulated Other Comprehensive Income
Balance as of December 31, 2012 (Recast)	$(8,285)	$83	$(8,202)
Other comprehensive loss before reclassifications	14	—	14
Amounts reclassified from accumulated other comprehensive loss	1,362	—	1,362
Net current-period other comprehensive income	1,376	—	1,376
Balance as of September 30, 2013	$(6,909)	$83	$(6,826)
All amounts are net-of-tax. Amounts in parenthesis indicate debits.
The following table presents details about reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	Statement of Operations Classifications
Gains and losses on cash flow hedging:
Interest rate swaps	$1,106	$448	$2,065	$5,101	Derivative interest expense
Income tax (benefit) expense	(431)	175	(805)	1,990	Income tax expense
	$675	$623	$1,260	$7,091	Net income

Note 18. Guarantor Condensed Consolidating Financial Statements
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
The condensed financial statements present condensed financial data for (i) Swift Transportation Company (on a parent only basis), (ii) Swift Services Holdings, Inc. (on an issuer only basis), (iii) the combined Guarantor Subsidiaries, (iv) the combined Non-Guarantor Subsidiaries, (v) an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and (vi) the parent company and subsidiaries on a consolidated basis as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012.
Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating balance sheet as of September 30, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Cash and cash equivalents	$—	$—	$45,175	$6,254	$—	$51,429
Restricted cash	—	—	—	50,376	—	50,376
Restricted investments, held to maturity, amortized cost				24,175		24,175
Accounts receivable, net	12	—	80,214	336,047	(3,196)	413,077
Intercompany receivable (payable)	59,316	421,949	(558,892)	77,627	—	—
Other current assets	54,720	(2,383)	121,617	15,090	—	189,044
Total current assets	114,048	419,566	(311,886)	509,569	(3,196)	728,101
Property and equipment, net	—	—	1,466,216	38,871	—	1,505,087
Investment in subsidiaries	184,739	834,121	958,140		(1,977,000)	—
Other assets	—	2,008	50,236	4,839	(52)	57,031
Intangible assets, net	—	—	311,102	9,848	—	320,950
Goodwill	—	—	246,977	6,279	—	253,256
Total assets	$298,787	$1,255,695	2,720,785	$569,406	$(1,980,248)	$2,864,425
Current portion of long-term debt and obligations under capital leases	$—	$—	$59,038	$3,261	$(26)	$62,273
Other current liabilities	1,857	18,889	321,947	31,093	(3,196)	370,590
Total current liabilities	1,857	18,889	380,985	34,354	(3,222)	432,863
Long-term debt and obligations under capital leases, less current portion	—	493,509	788,732	4,092	(26)	1,286,307
Deferred income taxes	(17,915)	(419)	484,634	5,964	—	472,264
Securitization of accounts receivable	—	—	—	260,000	—	260,000
Revolving line of credit	—	—	62,000	—	—	62,000
Other liabilities	—	—	65,736	50,421	—	116,157
Total liabilities	(16,058)	511,979	1,782,087	354,831	(3,248)	2,629,591
Total stockholders’ equity	314,845	743,716	938,698	214,575	(1,977,000)	234,834
Total liabilities and stockholders’ equity	$298,787	$1,255,695	$2,720,785	$569,406	$(1,980,248)	$2,864,425

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating balance sheet as of December 31, 2012 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
			(Recast)		(Recast)	(Recast)
Cash and cash equivalents	$—	$—	$43,877	$9,719	$—	$53,596
Restricted cash	—	—	—	51,678	—	51,678
Restricted investments, held to maturity, amortized cost	—	—	—	22,275	—	22,275
Accounts receivable, net	—	—	72,319	324,597	(4,146)	392,770
Intercompany receivable (payable)	24,239	430,030	(507,934)	53,665	—	—
Other current assets	57,914	181	150,090	13,587	—	221,772
Total current assets	82,153	430,211	(241,648)	475,521	(4,146)	742,091
Property and equipment, net	—	—	1,360,358	37,178	—	1,397,536
Investment in subsidiaries	106,194	757,590	904,412	—	(1,768,196)	—
Other assets	250	2,301	87,631	4,974	(29,619)	65,537
Intangible assets, net	—	—	323,134	10,427	—	333,561
Goodwill	—	—	246,977	6,279	—	253,256
Total assets	$188,597	$1,190,102	$2,680,864	$534,379	$(1,801,961)	$2,791,981
Current portion of long-term debt and obligations under capital leases	$—	$—	$71,705	$28,301	$(26,509)	$73,497
Other current liabilities	1,656	6,389	277,738	28,315	(4,146)	309,952
Total current liabilities	1,656	6,389	349,443	56,616	(30,655)	383,449
Long-term debt and obligations under capital leases, less current portion	—	492,561	861,534	6,116	(3,110)	1,357,101
Deferred income taxes	(19,372)	(346)	456,098	5,001	—	441,381
Securitization of accounts receivable	—	—	—	204,000	—	204,000
Revolving line of credit	—	—	2,531	—	—	2,531
Other liabilities	—	—	63,739	49,576	—	113,315
Total liabilities	(17,716)	498,604	1,733,345	321,309	(33,765)	2,501,777
Total stockholders’ equity	206,313	691,498	947,519	213,070	(1,768,196)	290,204
Total liabilities and stockholders’ equity	$188,597	$1,190,102	$2,680,864	$534,379	$(1,801,961)	$2,791,981

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of operations for the three months ended September 30, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Operating revenue	$—	$—	$1,015,440	$38,205	$(21,518)	$1,032,127
Operating expenses:
Salaries, wages and employee benefits	1,081	—	211,717	7,358	—	220,156
Operating supplies and expenses	552	2	84,036	2,931	(2,317)	85,204
Fuel	—	—	154,478	6,083	—	160,561
Purchased transportation	—	—	328,677	2,274	(12,630)	318,321
Rental expense	—	—	45,639	781	(158)	46,262
Insurance and claims	—	—	28,956	12,567	(6,413)	35,110
Depreciation and amortization of property and equipment	—	—	57,032	1,222	—	58,254
Amortization of intangibles	—	—	4,011	193	—	4,204
Gain on disposal of property and equipment	—	—	(5,622)	3	—	(5,619)
Communication and utilities	—	—	6,444	235	—	6,679
Operating taxes and licenses	—	—	16,034	2,541	—	18,575
Total operating expenses	1,633	2	931,402	36,188	(21,518)	947,707
Operating income (loss)	(1,633)	(2)	84,038	2,017	—	84,420
Interest expense, net	—	12,913	11,780	763	—	25,456
Other (income) expenses, net	(34,203)	(31,083)	(20,238)	(2,574)	90,953	2,855
Income before income taxes	32,570	18,168	92,496	3,828	(90,953)	56,109
Income tax expense (benefit)	2,819	(4,853)	27,007	1,183	—	26,156
Net income	$29,751	$23,021	$65,489	$2,645	$(90,953)	$29,953

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of operations for the three months ended September 30, 2012 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
			(Recast)		(Recast)	(Recast)
Operating revenue	$—	$—	$979,004	$33,441	$(19,821)	$992,624
Operating expenses:
Salaries, wages and employee benefits	1,401	—	210,855	6,351	—	218,607
Operating supplies and expenses	836	2	73,067	3,270	(1,838)	75,337
Fuel	—	—	164,049	4,907	—	168,956
Purchased transportation	—	—	316,612	2,876	(13,460)	306,028
Rental expense	—	—	39,040	289	(161)	39,168
Insurance and claims	—	—	24,972	8,865	(4,362)	29,475
Depreciation and amortization of property and equipment	—	—	53,063	931	—	53,994
Amortization of intangibles	—	—	4,010	193	—	4,203
Gain on disposal of property and equipment	—	—	(4,353)	10	—	(4,343)
Communication and utilities	—	—	6,460	239	—	6,699
Operating taxes and licenses	—	—	15,320	1,990	—	17,310
Total operating expenses	2,237	2	903,095	29,921	(19,821)	915,434
Operating income (loss)	(2,237)	(2)	75,909	3,520	—	77,190
Interest expense, net	—	12,913	15,235	723	—	28,871
Other (income) expenses, net	(27,627)	380	6,916	(2,203)	22,111	(423)
Income (loss) before income taxes	25,390	(13,295)	53,758	5,000	(22,111)	48,742
Income tax expense (benefit)	(2,462)	(4,818)	20,707	1,659	—	15,086
Net income (loss)	$27,852	$(8,477)	$33,051	$3,341	$(22,111)	$33,656

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of operations for the nine months ended September 30, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Operating revenue	$—	$—	$2,989,063	$117,644	$(63,901)	$3,042,806
Operating expenses:
Salaries, wages and employee benefits	2,459	—	645,784	22,250	—	670,493
Operating supplies and expenses	1,682	6	229,568	10,960	(5,949)	236,267
Fuel	—	—	470,395	19,168	—	489,563
Purchased transportation	—	—	948,073	8,892	(38,371)	918,594
Rental expense	—	—	127,789	2,578	(486)	129,881
Insurance and claims	—	—	85,249	34,091	(19,095)	100,245
Depreciation and amortization of property and equipment	—	—	166,582	3,422	—	170,004
Amortization of intangibles	—	—	12,032	579	—	12,611
Gain on disposal of property and equipment	—	—	(13,634)	24	—	(13,610)
Communication and utilities	—	—	18,486	659	—	19,145
Operating taxes and licenses	—	—	47,203	8,006	—	55,209
Total operating expenses	4,141	6	2,737,527	110,629	(63,901)	2,788,402
Operating income (loss)	(4,141)	(6)	251,536	7,015	—	254,404
Interest expense, net	—	38,740	34,534	3,263	—	76,537
Other (income) expenses, net	(78,546)	(76,531)	(51,509)	(7,920)	214,443	(63)
Income before income taxes	74,405	37,785	268,511	11,672	(214,443)	177,930
Income tax expense (benefit)	(21,629)	(14,435)	99,343	4,527	—	67,806
Net income	$96,034	$52,220	$169,168	$7,145	$(214,443)	$110,124

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of operations for the nine months ended September 30, 2012 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
			(Recast)		(Recast)	(Recast)
Operating revenue	$—	$—	$2,881,754	$101,352	$(54,581)	$2,928,525
Operating expenses:
Salaries, wages and employee benefits	4,131	—	631,337	19,832	—	655,300
Operating supplies and expenses	2,068	10	209,196	9,850	(5,347)	215,777
Fuel	—	—	485,059	15,530	—	500,589
Purchased transportation	—	—	909,985	7,251	(35,822)	881,414
Rental expense	—	—	108,388	898	(514)	108,772
Insurance and claims	—	—	78,693	27,197	(12,898)	92,992
Depreciation and amortization of property and equipment	—	—	161,620	2,734	—	164,354
Amortization of intangibles	—	—	12,137	584	—	12,721
Impairments	—	—	1,065	—	—	1,065
Gain on disposal of property and equipment	—	—	(13,897)	10	—	(13,887)
Communication and utilities	—	—	19,283	715	—	19,998
Operating taxes and licenses	—	—	47,139	6,479	—	53,618
Total operating expenses	6,199	10	2,650,005	91,080	(54,581)	2,692,713
Operating income (loss), net	(6,199)	(10)	231,749	10,272	—	235,812
Interest expense, net	—	38,740	55,089	3,254	—	97,083
Other (income) expenses	(68,912)	(55,557)	(13,340)	(7,251)	164,813	19,753
Income before income taxes	62,713	16,807	190,000	14,269	(164,813)	118,976
Income tax expense (benefit)	(5,026)	(14,459)	47,867	5,191	—	33,573
Net income	$67,739	$31,266	$142,133	$9,078	$(164,813)	$85,403

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the three months ended September 30, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net income	$29,751	$23,021	$65,489	$2,645	$(90,953)	$29,953
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	1,106	—	—	1,106
Change in fair value of interest rate swaps	—	—	—	—	—	—
Other comprehensive income before income taxes	—	—	1,106	—	—	1,106
Income tax effect of items of other comprehensive income	—	—	(326)	—	—	(326)
Total comprehensive income	$29,751	$23,021	$66,269	$2,645	$(90,953)	$30,733

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the three months ended September 30, 2012 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
			(Recast)		(Recast)	(Recast)
Net income (loss)	$27,852	$(8,477)	$33,051	$3,341	$(22,111)	$33,656
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	448	—	—	448
Change in fair value of interest rate swaps	—	—	(567)	—	—	(567)
Other comprehensive income before income taxes	—	—	(119)	—	—	(119)
Income tax effect of items of other comprehensive income	—	—	232	—	—	232
Total comprehensive income (loss)	$27,852	$(8,477)	$33,164	$3,341	$(22,111)	$33,769

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the nine months ended September 30, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net income	$96,034	$52,220	$169,168	$7,145	$(214,443)	$110,124
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	2,065	—	—	2,065
Change in fair value of interest rate swaps	—	—	(145)	—	—	(145)
Other comprehensive income before income taxes	—	—	1,920	—	—	1,920
Income tax effect of items of other comprehensive income	—	—	(544)	—	—	(544)
Total comprehensive income	$96,034	$52,220	$170,544	$7,145	$(214,443)	$111,500

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the nine months ended September 30, 2012 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
			(Recast)		(Recast)	(Recast)
Net income	$67,739	$31,266	$142,133	$9,078	$(164,813)	$85,403
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	5,101	—	—	5,101
Change in fair value of interest rate swaps	—	—	(2,597)	—	—	(2,597)
Other comprehensive income before income taxes	—	—	2,504	—	—	2,504
Income tax effect of items of other comprehensive income	—	—	1,050	—	—	1,050
Total comprehensive income	$67,739	$31,266	$145,687	$9,078	$(164,813)	$88,957

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of cash flows for the nine months ended September 30, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net cash provided by (used in) operating activities	$25,038	$(8,081)	$359,079	$(20,173)	$—	$355,863
Cash flows from investing activities:
Decrease in restricted cash	—	—	—	1,302	—	1,302
Change in restricted investments	—	—	—	(1,900)	—	(1,900)
Proceeds from sale of property and equipment	—	—	75,663	149	—	75,812
Capital expenditures	—	—	(231,701)	(5,289)	—	(236,990)
Payments received on notes receivable		—	2,775	—	—	2,775
Expenditures on assets held for sale	—	—	(17,442)	—	—	(17,442)
Payments received on assets held for sale	—	—	47,365	—	—	47,365
Payments received on equipment sale receivables	—	—	1,266	—	—	1,266
Dividends from subsidiary	—	—	6,800	—	(6,800)	—
Payments received on intercompany notes payable	—	—	3,399	—	(3,399)	—
Capital contribution to subsidiary			(1,160)	—	1,160	—
Acquisition of Central Refrigerated, net of debt repayment	—	—	(147,822)	—	—	(147,822)
Net cash used in investing activities	—	—	(260,857)	(5,738)	(9,039)	(275,634)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	16,000	10,268	—	26,268
Payment of deferred loan costs	—	—	(1,332)	(851)	—	(2,183)
Borrowings under accounts receivable securitization	—	—	—	180,000	—	180,000
Repayment of accounts receivable securitization	—	—	—	(124,000)	—	(124,000)
Repayment of long-term debt and capital leases	—	—	(192,041)	(7,449)	—	(199,490)
Repayment of intercompany notes payable	—	—	—	(3,399)	3,399	—
Dividend to parent	—	—	—	(6,800)	6,800	—
Capital contribution	—	—	—	1,160	(1,160)	—
Net funding (to) from affiliates	(35,077)	8,081	53,479	(26,483)	—	—
Distribution to Central stockholders, pre-acquisition	—	—	(2,499)	—	—	(2,499)
Issuance of Central loan receivable, pre-acquisition	—	—	(30,000)	—	—	(30,000)
Net borrowings on revolver	—	—	59,469	—	—	59,469
Proceeds from exercise of stock options	10,422	—	—	—	—	10,422
Income tax benefit from exercise of stock options	(383)	—	—	—	—	(383)
Net cash provided by (used in) financing activities	(25,038)	8,081	(96,924)	22,446	9,039	(82,396)
Net (decrease) increase in cash and cash equivalents	—	—	1,298	(3,465)	—	(2,167)
Cash and cash equivalents at beginning of period	—	—	43,877	9,719	—	53,596
Cash and cash equivalents at end of period	$—	$—	$45,175	$6,254	$—	$51,429

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

 Condensed consolidating statement of cash flows for the nine months ended September 30, 2012 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
			(Recast)			(Recast)
Net cash provided by (used in) operating activities	$16,304	$(518)	$291,631	$(22,835)	$—	$284,582
Cash flows from investing activities:
Decrease in restricted cash	—	—	—	16,892	—	16,892
Change in restricted investments	—	—	—	(18,216)	—	(18,216)
Funding of notes receivable	—	—	(7,500)	—	—	(7,500)
Proceeds from sale of property and equipment	—	—	105,569	764	—	106,333
Capital expenditures	—	—	(218,081)	(2,953)	—	(221,034)
Payments received on notes receivable	—	—	4,357	—	—	4,357
Expenditures on assets held for sale	—	—	(5,935)	—	—	(5,935)
Payments received on assets held for sale	—	—	11,337	—	—	11,337
Payments received on equipment sale receivables	—	—	5,580	—	—	5,580
Dividends from subsidiary	—	—	6,700	—	(6,700)	—
Payments received on intercompany notes payable	—	—	639	—	(639)	—
Funding of intercompany notes payable	—	—	(884)	—	884	—
Other investing activities	—	—	(500)	—	—	(500)
Net cash used in investing activities	—	—	(98,718)	(3,513)	(6,455)	(108,686)
Cash flows from financing activities:
Payment of deferred loan costs	—	—	(9,023)	—	—	(9,023)
Borrowings under accounts receivable securitization	—	—	—	211,000	—	211,000
Repayment of accounts receivable securitization	—	—	—	(187,000)	—	(187,000)
Repayment of long-term debt and capital leases	—	—	(232,953)	(400)	—	(233,353)
Dividend to parent	—	—	—	(6,700)	6,700	—
Proceeds from long term notes	—	—	10,000	—	—	10,000
Proceeds from intercompany notes payable	—	—	—	884	(884)	—
Repayment of intercompany notes payable	—	—	—	(639)	639	—
Net funding (to) from affiliates	(27,382)	518	12,810	14,054	—	—
Net borrowings on revolver	—	—	4,834	—	—	4,834
Distribution to Central stockholders, pre-acquisition	—	—	(10,111)	—	—	(10,111)
Proceeds from exercise of stock options	268	—	—	—	—	268
Income tax benefit from exercise of stock options	(322)	—	—	—	—	(322)
Other financing activities	—	—	(952)	—	—	(952)
Net cash provided by (used in) financing activities	(27,436)	518	(225,395)	31,199	6,455	(214,659)
Net increase (decrease) in cash and cash equivalents	(11,132)	—	(32,482)	4,851	—	(38,763)
Cash and cash equivalents at beginning of period	11,132	—	64,717	6,235	—	82,084
Cash and cash equivalents at end of period	$—	$—	$32,235	$11,086	$—	$43,321

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2012.
Acquisition
On August 6, 2013, we entered into a Stock Purchase Agreement ("SPA") with the stockholders of Central Refrigerated Transportation, Inc. ("Central"), pursuant to which we acquired all the outstanding capital stock of Central (the "Acquisition") in a cash transaction valued at $225 million. Jerry Moyes, our Chief Executive Officer and controlling stockholder, was the majority stockholder of Central prior to the Acquisition. Given Mr. Moyes' controlling interest in both Swift and Central, the Acquisition was accounted for using the guidance for transactions between entities under common control as described in Accounting Standard Codification ("ASC") Topic 805 - "Business Combinations", in which we recognized the assets and liabilities of Central at their carrying amounts at the date of acquisition. Additionally, as a result of the common control accounting, the historical results of Central have been combined with our historical results and our financial statements have been retrospectively recast to reflect the accounts of Central as if it had been consolidated for all previous periods presented. The tables which follow for the three months and nine months ended September 30, 2013 and 2012 reflect the combination of the entities as if the Acquisition was effective January 1, 2012.
Non-GAAP Measures
In addition to disclosing financial results that are determined in accordance with United States generally accepted accounting principles, or GAAP, we also disclose certain non-GAAP financial information, such as, adjusted operating ratio, adjusted EBITDA and adjusted EPS, which are not recognized measures under GAAP and should not be considered alternatives to or superior to profitability and cash flow measures derived in accordance with GAAP. We use adjusted operating ratio, adjusted EBITDA and adjusted EPS as a supplement to our GAAP results in evaluating certain aspects of our business, as described below. We believe our presentation of adjusted operating ratio, adjusted EBITDA and adjusted EPS is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance. See below for more information on our use of adjusted operating ratio, adjusted EBITDA and adjusted EPS, as well as a description of the computation and reconciliation of our operating ratio to our adjusted operating ratio, our net income to adjusted EBITDA and our diluted earnings per share to adjusted EPS.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$1,032,127	$992,624	$3,042,806	$2,928,525
Less: Fuel surcharge revenue	198,746	194,459	594,727	585,265
Revenue xFSR	833,381	798,165	2,448,079	2,343,260
Total GAAP operating expense	947,707	915,434	2,788,402	2,692,713
Adjusted for:
Fuel surcharge revenue	(198,746)	(194,459)	(594,727)	(585,265)
Amortization of certain intangibles (a)	(3,912)	(3,912)	(11,736)	(11,846)
Non-cash impairments (b)	—	—	—	(1,065)
Acceleration of non-cash equity compensation (c)	(887)	—	(887)	—
Adjusted operating expense	744,162	717,063	2,181,052	2,094,537
Adjusted operating income	$89,219	$81,102	$267,027	$248,723
Adjusted operating ratio	89.3%	89.8%	89.1%	89.4%
Operating ratio	91.8%	92.2%	91.6%	91.9%

(a)	Amortization of certain intangibles reflects the non-cash amortization expense relating to certain intangible assets identified in our 2007 going private transaction.

(b)	Real property with a carrying amount of $1.7 million was written down to its fair value of $0.6 million, resulting in a pre-tax impairment charge of $1.1 million in the first quarter of 2012.

(c)	In the third quarter of 2013, Central incurred a $0.9 million one-time non-cash equity compensation charge for certain stock options that accelerated upon the closing of the Acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(Unaudited) (Dollars in thousands)
Net income	$29,953	$33,656	$110,124	$85,403
Adjusted for:
Depreciation and amortization of property and equipment	58,254	53,994	170,004	164,354
Amortization of intangibles	4,204	4,203	12,611	12,721
Interest expense	24,595	29,102	75,719	93,530
Derivative interest expense	1,465	448	2,559	5,101
Interest income	(604)	(679)	(1,741)	(1,548)
Income tax expense	26,156	15,086	67,806	33,573
EBITDA	144,023	135,810	437,082	393,134
Non-cash equity compensation (a)	1,967	1,459	3,465	4,315
Loss on debt extinguishment (b)	496	—	5,540	22,219
Non-cash impairments (c)	—	—	—	1,065
Excludable transaction costs (d)	$4,331	$—	$4,331	$—
Adjusted EBITDA	$150,817	$137,269	$450,418	$420,733

(a)
Represents recurring non-cash equity compensation expense on a pre-tax basis. In addition to the recurring non-cash equity compensation expense, in the third quarter of 2013, Central incurred a $0.9 million one-time non-cash equity compensation charge for certain options that accelerated upon the closing of the Acquisition. In accordance with the terms of our senior credit agreement, this expense is added back in the calculation of adjusted EBITDA for covenant compliance purposes.

(b)
In association with the acquisition of Central noted above, on August 6, 2013, certain outstanding Central debt was paid-in full and extinguished, resulting in a loss on debt extinguishment of $0.5 million, representing the write-off of the remaining unamortized deferred financing fees. Additionally, on March 7, 2013, the Company entered into a Second Amended and Restated Credit Agreement (“2013 Agreement”). The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the Amended and Restated Credit Agreement (“2012 Agreement”) entered into on March 6, 2012, with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term loan B-1 and B-2 tranches with face values of $250.0 million and $410.0 million, respectively. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million in the first quarter of 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement. On May 21, 2012, the Company completed the call of its remaining $15.2 million face value 12.50% fixed rate notes due May 15, 2017, at a price of 106.25% of face value pursuant to the terms of the indenture governing the notes, resulting in a loss on debt extinguishment of $1.3 million, representing the call premium and write-off of the remaining unamortized deferred financing fees. The Company entered into the 2012 Agreement on March 6, 2012, which replaced the then-existing, remaining $874 million face value first lien term loan, maturing in December 2016, resulting in a loss on debt extinguishment of $20.9 million in the first quarter of 2012 representing the write-off of the unamortized original issue discount and deferred financing fees associated with the original term loan.

(c)	Includes the item discussed in note (b) to the adjusted operating ratio table above.

(d)	As a result of the acquisition of Central, both Swift and Central incurred transaction related expenses, including financial advisory and other professional fees, related to the Acquisition.
We define adjusted EPS as (1) income (loss) before income taxes plus (i) amortization of the intangibles from our 2007 going private transaction, (ii) non-cash impairments, (iii) other special non-cash items, (iv) excludable transaction costs, (v) the mark-to-market adjustment on our interest rate swaps that is recognized in the consolidated statement of operations in a given period, and (vi) the amortization of previous losses recorded in accumulated other comprehensive income (“OCI”) related to interest rate swaps we terminated upon our IPO and refinancing transactions in December 2010; (2) reduced by income taxes; (3) divided by weighted average diluted shares outstanding. For all periods through 2012, we used a normalized tax rate of 39% in our adjusted EPS calculation due to the amortization of deferred tax assets related to our pre-IPO interest rate swap amortization and other items that we knew would cause fluctuations in our GAAP effective tax rate. Beginning in 2013, we began using our GAAP expected effective tax rate of 38.5% for our adjusted EPS calculation. We believe the presentation of financial results excluding the impact of the items noted above provides a consistent basis for comparing our results from period to period and to those of our peers due to the non-comparable nature of the intangibles from our going-private transaction, the historical volatility of the interest rate derivative agreements and the non-operating nature of the impairment charges, transaction costs and other adjustment items. A reconciliation of GAAP diluted earnings per share to adjusted EPS for each of the periods indicated is as follows (the numbers reflected in the below table are calculated on a per share basis and may not foot due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(Unaudited)
Diluted earnings per share	$0.21	$0.24	$0.78	$0.61
Adjusted for:
Income tax expense	0.18	0.11	0.48	0.24
Income before income taxes	0.39	0.35	1.25	0.85
Non-cash impairments (a)	—	—	—	0.01
Loss on debt extinguishment (b)	—	—	0.04	0.16
Amortization of certain intangibles (c)	0.03	0.03	0.08	0.08
Amortization of unrealized losses on interest rate swaps (d)	—	—	—	0.04
Acceleration of non-cash equity compensation (e)	0.01	—	0.01	—
Excludable transaction costs (f)	0.03	—	0.03	—
Adjusted income before income taxes	0.47	0.38	1.42	1.14
Provision for income tax expense at effective rate	0.18	0.15	0.55	0.44
Adjusted EPS	$0.29	$0.23	$0.87	$0.70

(a)	Includes the item discussed in note (b) to the adjusted operating ratio table above.

(b)	Includes the items discussed in note (b) to the adjusted EBITDA table above.

(c)	Includes the items discussed in note (a) to the adjusted operating ratio table above.

(d)
Amortization of unrealized losses on interest rate swaps reflects the non-cash amortization expense of $0.4 million and $5.1 million for the three and nine months ended September 30, 2012, respectively, included in derivative interest expense in the consolidated statements of operations and is comprised of previous losses recorded in accumulated OCI related to the interest rate swaps we terminated upon our IPO and concurrent refinancing transactions in December 2010. Such losses were incurred in prior periods when hedge accounting applied to the swaps and are being expensed in relation to the hedged interest payments through the original maturity of the swaps in August 2012.

(e)	Includes the item discussed in note (c) to the adjusted operating ratio table above.

(f)	Includes the items discussed in note (d) to the adjusted EBITDA table above.
Overview
We are a multi-faceted transportation services company and have the largest fleet of truckload equipment in North America. As of September 30, 2013, we operate a tractor fleet of approximately 18,400 units comprised of 13,350 tractors driven by company drivers and 5,050 owner-operator tractors, a fleet of 57,500 trailers, and 8,700 intermodal containers from 35 major terminals positioned near major freight centers and traffic lanes in the United States and Mexico. We offer customers the opportunity for “one-stop shopping” for their truckload transportation needs through a broad spectrum of services and equipment. Our extensive suite of services includes general, dedicated, and cross-border U.S./Mexico truckload services through dry van, temperature-controlled, flatbed, and specialized trailers, in addition to rail intermodal and non-asset based freight brokerage and logistics management services, making it an attractive choice for a broad array of customers.
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
The table below reflects our key operating and financial metrics for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(Unaudited) (Dollars in thousands, except per share amounts)
Total operating revenue	$1,032,127	$992,624	$3,042,806	$2,928,525
Revenue xFSR	$833,381	$798,165	$2,448,079	$2,343,260
Net income	$29,953	$33,656	$110,124	$85,403
Diluted earnings per share	$0.21	$0.24	$0.78	$0.61
Operating ratio	91.8%	92.2%	91.6%	91.9%
Adjusted operating ratio	89.3%	89.8%	89.1%	89.4%
Adjusted EBITDA	$150,817	$137,269	$450,418	$420,733
Adjusted EPS	$0.29	$0.23	$0.87	$0.70

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
Fuel surcharges are designed to compensate us for fuel costs above a certain cost per gallon base. Generally, we receive fuel surcharges on the miles for which we are compensated by customers. However, we continue to have exposure to increasing fuel costs related to deadhead miles, fuel inefficiency due to engine idle time, and other factors as well as the extent to which the surcharge paid by the customer is insufficient. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. Although our surcharge programs vary by customer, we endeavor to negotiate an additional penny per mile charge for every five cent increase in the United States Department of Energy, or DOE, national average diesel fuel index over an agreed baseline price. In some instances, customers choose to incorporate the additional charge by splitting the impact between the basic rate per mile and the surcharge fee. In addition, we have moved much of our West Coast customer activity to a surcharge program that is indexed to the DOE’s West Coast average diesel fuel index as diesel fuel prices in the western United States generally are higher than the national average index. Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are paying current day prices for fuel, but billing based on a lagging index. In periods of declining prices, the opposite is true.
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
Expenses
The most significant expenses in our business vary with miles traveled and include fuel, driver-related expenses (such as wages and benefits) and services purchased from owner-operators and other transportation providers, such as the railroads, drayage providers, and other trucking companies (which are recorded on the “Purchased transportation” line of our consolidated statements of operations). Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety improvements, fleet age, efficiency, and other factors. Our main fixed costs are depreciation and lease expense of long-term assets, such as tractors, trailers, containers, and terminals, interest expense, and the compensation of non-driver personnel.
A significant portion of our expenses are either fully or partially variable based on the number of miles traveled, changes in weekly revenue per tractor, excluding fuel surcharge revenue (“weekly revenue xFSR per tractor”) caused by increases or decreases in deadhead miles percentage, rate per mile and loaded miles have varying effects on our profitability. In general, changes in deadhead miles percentage have the largest proportionate effect on profitability because we still bear all of the expenses for each deadhead mile but do not earn any revenue to offset those expenses. Changes in rate per mile have the next largest proportionate effect on profitability because incremental improvements in rate per mile are not offset by any additional expenses. Changes in loaded miles generally have a smaller effect on profitability because variable expenses increase or decrease with changes in miles. However, items such as driver and owner-operator satisfaction and network efficiency are affected by changes in mileage and have significant indirect effects on expenses.
In general, our miles per tractor per week, rate per mile, and deadhead miles percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which factors are beyond our control, as well as by our service levels, planning, and discipline of our operations, over which we have significant control.
Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012
Factors Affecting Comparability between Periods
Three months ended September 30, 2013 results of operations
Net income for the three months ended September 30, 2013 was $30.0 million. Items during the 2013 period impacting comparability between the third quarter of 2013 and the corresponding 2012 period include the following:

•
$4.5 million reduction in interest expense for the three months ended September 30, 2013 compared to the corresponding period in 2012 resulting from the replacement of our previous Amended and Restated Credit Agreement in the first quarter of 2013;

•	$4.3 million in merger and acquisition expense for financial advisory and other professional fees related to the Acquisition;

•	$0.5 million in loss on debt extinguishment resulting from certain outstanding Central debt paid in full and extinguished at the closing of the Acquisition; and

•	$0.9 million in one-time non-cash equity compensation charge incurred by Central for certain stock options that accelerated upon closing of the Acquisition.
Nine months ended September 30, 2013 results of operations
Net income for the nine months ended September 30, 2013 was $110.1 million. Items during the 2013 period impacting comparability between the nine months ended September 30, 2013 and the corresponding 2012 period include the following:

•
$17.8 million reduction in interest expense for the nine months ended September 30, 2013 compared to the corresponding period in 2012 resulting from the replacement of our previous Amended and Restated Credit Agreement in the first quarter of 2013 and our voluntary debt repayments;

•	$6.9 million gain on the sale of three properties classified as held for sale;

•	$4.3 million in merger and acquisition expense for financial advisory and other professional fees related to the Acquisition;

•	$0.9 million in one-time non-cash equity compensation charge incurred by Central for certain stock options that accelerated upon closing of the Acquisition; and

•
$5.5 million loss on debt extinguishment resulting from the repayment of certain outstanding Central debt in full at closing of the Acquistion, resulting in a loss on debt extinguishment of $0.5 million, and $5.0 million from the replacement of our previous Amended and Restated Credit Agreement in the first quarter of 2013.

Nine months ended September 30, 2012 results of operations
Net income for the nine months ended September 30, 2012 was $85.4 million. Items during the 2012 period impacting comparability between the first nine months of 2012 and the corresponding 2013 period include the following:

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
Results of Operations—Segment Review
We operate four reportable segments: Truckload, Dedicated, Central Refrigerated and Intermodal. The descriptions of the operations of these reportable segments are described in Note 16 in our consolidated financial statements. The following tables reconcile our operating revenues and operating income by reportable segment to our consolidated operating revenue and operating income for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
		(Recast)			(Recast)
	(Unaudited) (Dollars in thousands)
Operating revenue:
Truckload	$579,494	$564,802		$1,727,813	$1,691,242
Dedicated	184,550	182,843		546,427	536,255
Central Refrigerated	136,484	121,990		393,094	359,213
Intermodal	89,759	86,063		251,459	236,228
Subtotal	990,287	955,698		2,918,793	2,822,938
Nonreportable segments	49,038	50,828		159,461	152,321
Intersegment eliminations	(7,198)	(13,902)		(35,448)	(46,734)
Consolidated operating revenue	$1,032,127	$992,624		$3,042,806	$2,928,525
Operating income (loss):
Truckload	$58,053	$53,818		$165,070	$168,366
Dedicated	20,508	17,082		63,725	50,104
Central Refrigerated	4,165	6,833		19,881	20,876
Intermodal	1,979	(2,505)	(1)	934	(6,409)	(1)
Subtotal	84,705	75,228		249,610	232,937
Nonreportable segments	(285)	1,962		4,794	2,875
Consolidated operating income	$84,420	$77,190		$254,404	$235,812

(1)
During 2012, our Intermodal reportable segment incurred an increase in its insurance and claims expense primarily related to one claim associated with a drayage accident, which increased the Intermodal operating ratio by approximately 310 basis points and 250 basis points for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods of 2013.

The results and discussions that follow are reflective of how our chief operating decision makers monitor the performance of our reporting segments. We supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures. Additionally, we use a number of primary indicators to monitor our revenue and expense performance and efficiency. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring results of operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying businesses.
Our main measure of productivity for our Truckload and Dedicated reportable segments is weekly revenue xFSR per tractor. Weekly revenue xFSR per tractor is affected by our loaded miles, which only include the miles driven when hauling freight, the size of our fleet (because available loads may be spread over fewer or more tractors), and the rates received for our services. We strive to increase our revenue per tractor by improving freight rates with our customers and hauling more loads with our existing equipment, effectively moving freight within our network, keeping tractors maintained and recruiting and retaining drivers as well as owner-operators.
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
Truckload

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars and miles in thousands, except per tractor amounts)
Operating revenue	$579,494	$564,802	$1,727,813	$1,691,242
Operating income	$58,053	$53,818	$165,070	$168,366
Operating ratio	90.0%	90.5%	90.4%	90.0%
Adjusted operating ratio	87.4%	88.0%	88.0%	87.4%
Weekly revenue xFSR per tractor	$3,212	$3,174	$3,222	$3,124
Total loaded miles	267,607	266,328	804,287	797,783
Deadhead miles percentage	11.5%	10.9%	11.3%	11.0%
Average tractors available for dispatch:
Company	7,552	7,327	7,593	7,536
Owner-Operator	3,355	3,399	3,311	3,368
Total	10,907	10,726	10,904	10,904
A reconciliation of our adjusted operating ratio for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$579,494	$564,802	$1,727,813	$1,691,242
Less: Fuel surcharge revenue	119,088	117,344	357,571	358,269
Revenue xFSR	460,406	447,458	1,370,242	1,332,973
Total GAAP operating expense	521,441	510,984	1,562,743	1,522,876
Adjusted for:
Fuel surcharge revenue	(119,088)	(117,344)	(357,571)	(358,269)
Adjusted operating expense	402,353	393,640	1,205,172	1,164,607
Adjusted operating income	$58,053	$53,818	$165,070	$168,366
Adjusted operating ratio	87.4%	88.0%	88.0%	87.4%

Revenue
For the three months ended September 30, 2013, our Truckload segment operating revenue increased by $14.7 million, or 2.6%, compared with the same period in 2012. During the third quarter of 2013, Truckload revenue xFSR increased 2.9% as compared to the third quarter of 2012. This increase in revenue xFSR was driven by a 2.4% increase in our Truckload revenue xFSR per loaded mile and a 0.5% increase in loaded miles. Weekly revenue xFSR per tractor increased 1.2% to $3,212 primarily as a result of the 2.4% increase in our Truckload revenue xFSR per loaded mile noted above partially offset by a 1.2% decrease in loaded miles per tractor per week due to the new hours of service rules implemented at the beginning of the third quarter of 2013.
For the nine months ended September 30, 2013, our Truckload revenue increased by $36.6 million, or 2.2%, compared with the same period in 2012. Additionally, our Truckload revenue xFSR increased 2.8% during the nine months ended September 30, 2013 as compared to the same period in 2012. Despite our average operational fleet remaining flat, this increase in Truckload revenue xFSR was primarily the result of 3.1% increase in our Truckload weekly revenue xFSR per tractor, which is a combination of revenue xFSR per loaded mile and loaded miles per truck per week (loaded utilization).
Operating income
Truckload operating income increased $4.2 million from the third quarter of 2012 to the third quarter of 2013, resulting in our adjusted operating ratio improving 60 basis points to 87.4% during the three months ended September 30, 2013 from 88.0% during the three months ended September 30, 2012. This year over year improvement in adjusted operating ratio was driven primarily by an increase in revenue per loaded mile, improved fuel surcharge recovery and improved fuel efficiency. These improvements were partially offset by increased deadhead miles to reposition equipment to service overbooked markets, higher overall insurance costs, higher equipment maintenance costs and increased equipments costs due to higher costs of new equipment.
Truckload operating income decreased $3.3 million from the nine months ended September 30, 2013, compared with the same period in 2012. This decrease in operating income resulted in our adjusted operating ratio increasing to 88.0% during the nine months ended September 30, 2013 from 87.4% during the same period in 2012, which benefited from a $5.2 million favorable contract resolution with the Port of Los Angeles in the first quarter of 2012.
Dedicated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands, except per tractor amounts)
Operating revenue	$184,550	$182,843	$546,427	$536,255
Operating income	$20,508	$17,082	$63,725	$50,104
Operating ratio	88.9%	90.7%	88.3%	90.7%
Adjusted operating ratio	86.3%	88.6%	85.6%	88.6%
Weekly revenue xFSR per tractor	$3,326	$3,336	$3,369	$3,354
Average tractors available for dispatch:
Company	2,771	2,773	2,730	2,676
Owner-Operator	663	646	646	660
Total	3,434	3,419	3,376	3,335
A reconciliation of our adjusted operating ratio for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$184,550	$182,843	$546,427	$536,255
Less: Fuel surcharge revenue	34,424	32,953	102,855	98,499
Revenue xFSR	150,126	149,890	443,572	437,756
Total GAAP operating expense	164,042	165,761	482,702	486,151
Adjusted for:
Fuel surcharge revenue	(34,424)	(32,953)	(102,855)	(98,499)
Adjusted operating expenses	129,618	132,808	379,847	387,652
Adjusted operating income	$20,508	$17,082	$63,725	$50,104
Adjusted operating ratio	86.3%	88.6%	85.6%	88.6%

Revenue
For the three months ended September 30, 2013, our Dedicated segment operating revenue and revenue xFSR were relatively flat as compared to the same period in 2012, increasing 0.9% and 0.2%, respectively. The consistency of our Dedicated operating revenue and revenue xFSR on a year over year basis reflected the addition of new customer accounts, which offset the termination of certain underperforming contracts.
For the nine months ended September 30, 2013, our Dedicated segment operating revenue increased by $10.2 million, or 1.9% and our Dedicated revenue xFSR increased 1.3% compared with the corresponding period in 2012. For nine month periods ended 2013, the increase in revenue was primarily driven by growth with our existing customers and the addition of new customer accounts partially offset by the termination of a few underperforming customer contracts during the latter half of 2012 and the first nine months of 2013.
Operating income
Our Dedicated operating income increased to $20.5 million for the three months ended September 30, 2013, compared to $17.1 million in the same period in 2012. Our Dedicated adjusted operating ratio improved 230 basis points to 86.3% for the three months ended September 30, 2013 from 88.6% in the same period in 2012, which was primarily due to the improvement in fuel surcharge recovery due to more stable fuel prices in third quarter of 2013 compared to the prior year and the termination of certain underperforming contracts in the second half of 2012.
For the nine months ended September 30, 2013, our Dedicated operating income increased to $63.7 million from $50.1 million in the same period in 2012 and our Dedicated adjusted operating ratio improved 300 basis points to 85.6% for the nine months ended September 30, 2013 from 88.6% in the same period in 2012. The improvement in adjusted operating ratio for nine month periods ended 2013 resulted from a change in business mix and improvement in our operational efficiencies.
Central Refrigerated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars and miles in thousands, except per tractor amounts)
Operating revenue	$136,484	$121,990	$393,094	359,213
Operating income	$4,165	$6,833	$19,881	20,876
Operating ratio	96.9%	94.4%	94.9%	94.2%
Adjusted operating ratio	95.4%	92.9%	93.4%	92.6%
Weekly revenue xFSR per tractor	$3,471	$3,327	3,371	3,329
Total loaded miles	48,291	46,619	145,112	139,864
Deadhead miles percentage	13.6%	12.6%	12.9%	12.4%
Average tractors available for dispatch:
Company	1,053	961	1,053	968
Owner-Operator	964	885	939	857
Total	2,017	1,846	1,992	1,825
A reconciliation of our adjusted operating ratio for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	136,484	121,990	393,094	359,213
Less: Fuel surcharge revenue	25,698	25,721	78,670	77,796
Revenue xFSR	110,786	96,269	314,424	281,417
Total GAAP operating expense	132,319	115,157	373,213	338,337
Adjusted for:
Fuel surcharge revenue	(25,698)	(25,721)	(78,670)	(77,796)
Acceleration of non-cash equity compensation	(887)	—	(887)	—
Adjusted operating expenses	105,734	89,436	293,656	260,541
Adjusted operating income	5,052	6,833	20,768	20,876
Adjusted operating ratio	95.4%	92.9%	93.4%	92.6%

Revenue
For the three months ended September 30, 2013, our Central Refrigerated segment operating revenue increased by $14.5 million, or 11.9%, compared with the same period in 2012. During the third quarter of 2013, Central Refrigerated revenue xFSR increased 15.1%, as compared to the third quarter of 2012. This increase in revenue xFSR was primarily due to growth in volume and pricing with our existing customers and the addition of several new customers including a significant new dedicated customer added during the second quarter of 2013. This dedicated business has a much lower average length of haul, higher deadhead and much higher revenue xFSR per loaded mile. This new business combined with the other revenue growth resulted in our weekly revenue xFSR per tractor improving 4.3% during the third quarter of 2013 as compared to the third quarter of 2012.
For the nine months ended September 30, 2013, our Central Refrigerated revenue increased by $33.9 million, or 9.4%, compared with the same period in 2012. Our revenue xFSR increased 11.7% during the nine months ended September 30, 2013, as compared to the same period in 2012. This increase in revenue xFSR was driven by growth in volume and pricing with our existing customers and the addition of several new customers including a significant new dedicated customer added during the second quarter of 2013.
Operating income
Our Central Refrigerated segment operating income decreased $2.7 million from the third quarter of 2012 to the third quarter of 2013. This decrease in operating income caused our adjusted operating ratio to increase to 95.4% during the three months ended September 30, 2013 compared with 92.9% in the same period in 2012. The 250 basis point increase in adjusted operating ratio over the third quarter of 2012 was driven primarily by dedicated start up costs for new dedicated customers, higher group health expenses and higher insurance costs.
Our Central Refrigerated segment operating income decreased $1.0 million from the nine months ended September 30, 2013 compared with the same period in 2012. This decrease in operating income caused our adjusted operating ratio to increase to 93.4% during the nine months ended September 30, 2013 compared with 92.6% in the same period in 2012. The year over year increase was driven primarily by an increase in our deadhead percentage and start up costs for new dedicated customers as well as higher group health expenses and higher insurance costs.
Intermodal

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
	(Unaudited) (Dollars in thousands, except per tractor amounts)
Operating revenue	$89,759	$86,063		$251,459	$236,228
Operating income (loss)	$1,979	$(2,505)	(1)	$934	$(6,409)	(1)
Operating ratio	97.8%	102.9%	(1)	99.6%	102.7%	(1)
Adjusted operating ratio	97.2%	103.7%	(1)	99.5%	103.4%	(1)
Average tractors available for dispatch:
Company	288	276		273	277
Owner-Operator	48	1		32	—
Total	336	277		305	277
Load count	39,392	37,878		109,999	104,282
Average container count	8,717	7,403		8,717	6,736

(1)
During 2012, our Intermodal reportable segment incurred an increase in its insurance and claims expense primarily related to one claim associated with a drayage accident, which increased the Intermodal operating ratio by approximately 310 basis points and 250 basis points and increased the Intermodal adjusted operating ratio by approximately 390 basis points and 310 basis points for three and nine months ended September 30, 2012, respectively, as compared to corresponding period in 2013.

A reconciliation of our adjusted operating ratio for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$89,759	$86,063	$251,459	$236,228
Less: Fuel surcharge revenue	18,523	18,139	52,788	49,884
Revenue xFSR	71,236	67,924	198,671	186,344
Total GAAP operating expense	87,780	88,568	250,525	242,637
Adjusted for:
Fuel surcharge revenue	(18,523)	(18,139)	(52,788)	(49,884)
Adjusted operating expenses	69,257	70,429	197,737	192,753
Adjusted operating income (loss)	$1,979	$(2,505)	$934	$(6,409)
Adjusted operating ratio	97.2%	103.7%	99.5%	103.4%
Revenue
For the three months ended September 30, 2013, our Intermodal operating revenue increased $3.7 million, or 4.3%, compared to the same period in 2012. During the third quarter of 2013, our Intermodal revenue xFSR grew 4.9% over the same period of 2012. This increase in revenue xFSR was driven by a 0.8% increase in revenue xFSR per load and a 10.6% increase in container on flat car ("COFC") loads partially offset by a 37.8% reduction in trailer on flat car ("TOFC") loads.
For the nine months ended September 30, 2013, our Intermodal operating revenue increased $15.2 million, or 6.4%, as compared to the nine months ended September 30, 2012. During the first nine months of 2013, our Intermodal revenue xFSR grew 6.6% over the same period of 2012. This increase in revenue xFSR was driven by a 5.5% increase in the number of loads hauled and a 1.1% increase in revenue xFSR per load. Loads in our COFC business grew 14.3% and our COFC revenue xFSR per load grew 2.5%. This growth in COFC was partially offset by a 48.0% reduction in TOFC loads.
Operating income (loss)
Our Intermodal operating income (loss) improved from a loss of $2.5 million in the third quarter of 2012 to income $2.0 million in the third quarter of 2013. Correspondingly, our Intermodal adjusted operating ratio improved to 97.2% during the three months ended September 30, 2013 from 103.7% in the same period in 2012 due primarily to lower insurance costs in the third quarter of 2013 versus the prior year, increased revenue xFSR per load, and improved utilization of our equipment. Our Intermodal segment had higher insurance costs in the third quarter of 2012 primarily due to one significant dray accident in 2012. This increased the Intermodal operating ratio by 310 basis points and adjusted operating ratio by 390 basis points compare to the third quarter of 2013. These improvements were partially offset by increased equipment costs resulting from the larger container fleet and related chassis expenses as compared to the third quarter of 2012.
Our Intermodal operating income (loss) improved from a loss of $6.4 million for the nine months ended September 30, 2012 to income of $1.0 million for the nine months ended September 30, 2013. Correspondingly, our Intermodal adjusted operating ratio improved to 99.5% during the first nine months of 2013 from 103.4% in the same period in 2012. This improvement was primarily due to one claim associated with a dray truck accident in the first quarter of 2012. This claim increased the Intermodal operating ratio by approximately 250 basis points, and increased the Intermodal adjusted operating ratio by approximately 310 basis points for the nine months ended September 30, 2012 as compared to the corresponding period in 2013. The reduction of our adjusted operating ratio associated with improved insurance and claims expense, increases in our revenue xFSR per load and improved dray efficiencies in the first nine months of 2013 were partially offset by higher expenses resulting from the larger container fleet and related chassis expense compared to the corresponding period in 2012.
Other non-reportable segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Operating revenue	$49,038	$50,828	$159,461	$152,321
Operating income	$(285)	$1,962	$4,794	$2,875
Revenue
Our other non-reportable segment revenue is generated primarily by our logistics and brokerage services and revenue generated by our subsidiaries offering support services to customers and owner-operators, including shop repair and maintenance services, equipment leasing, and insurance. The main factors that impact our other non-reportable segment revenue are the demand for our brokerage and logistics services and the number of owner-operators leasing equipment and purchasing insurance coverage from us.
For the three and nine months ended September 30, 2013, combined revenue from these services decreased and increased 3.5% and 4.7%,

respectively, compared to the corresponding periods in 2012. The decreases for the third quarter were driven primarily by a decrease in the number of wholesale loads brokered to balance our Truckload segment network, partially offset by an increase in revenue from services provided to owner-operators. The increase for the nine months ended September 30, 2013 was driven primarily by an increase in brokerage revenue and services provided to owner-operators compared to the same periods in 2012.
Consolidated Operating Expense
Salaries, Wages and Employee Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(Unaudited) (Dollars in thousands)
Salaries, wages and employee benefits	$220,156	$218,607	$670,493	$655,300
% of revenue xFSR	26.4%	27.4%	27.4%	28.0%
% of operating revenue	21.3%	22.0%	22.0%	22.4%
For the three months ended September 30, 2013, salaries, wages, and employee benefits increased by $1.5 million, or 0.7%, compared with the same period in 2012. The dollar increase was primarily a result of an increase in miles driven by company drivers and growth in our non-driver administrative staff to support our growing business, partially offset by a reduction in group health insurance.
For the nine months ended September 30, 2013, salaries, wages, and employee benefits increased by $15.2 million, or 2.3%, compared with the same period in 2012. The dollar increase was primarily a result of increases in the driver pay implemented in the third quarter of 2012, growth in our non-driver administrative staff to support our growing business, and an increase in miles driven by company drivers. As a percentage of revenue xFSR, salaries, wages, and employee benefits decreased 60 basis points from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 as a result of an increase in our average Truckload revenue xFSR per loaded mile.
The compensation paid to our drivers and other employees increased and may increase further in future periods as the economy strengthens and other employment alternatives become more available. Furthermore, because we believe that the market for drivers has tightened, we expect hiring expenses, including recruiting and advertising, to increase in order to attract sufficient numbers of qualified drivers to operate our fleet.
Operating Supplies and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(Unaudited) (Dollars in thousands)
Operating supplies and expenses	$85,204	$75,337	$236,267	$215,777
% of revenue xFSR	10.2%	9.4%	9.7%	9.2%
% of operating revenue	8.3%	7.6%	7.8%	7.4%
For the three months ended September 30, 2013, operating supplies and expenses increased by $9.9 million, or 13.1%, compared with the same period in 2012. As a percentage of revenue xFSR, operating supplies and expenses increased to 10.2% compared with 9.4% for the 2012 period. The increase was primarily due to increases in equipment maintenance primarily associated with tire, trailers and increased services to owner-operators.
For the nine months ended September 30, 2013, operating supplies and expenses increased by $20.5 million, or 9.5%, compared with the same period in 2012. As a percentage of revenue xFSR, operating supplies and expenses increased to 9.7% compared with 9.2% for the 2012 period. This increase was primarily the result of increases in equipment maintenance, tolls, hiring expenses, and uncollectible revenue which was driven by the bankruptcies of two customers in the second quarter of 2013. Additionally, in the first quarter of 2012, we recognized a $5.2 million benefit from the favorable contract resolution with the Port of Los Angeles, which was recorded as a reduction of operating supplies and expenses.
Because we believe that the market for drivers has tightened, hiring expenses, including recruiting and advertising, which are included in operating supplies and expenses, have increased and we expect this will continue to increase in order to attract sufficient numbers of qualified drivers to operate our fleet.

Fuel Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(Unaudited) (Dollars in thousands)
Fuel expense	$160,561	$168,956	$489,563	$500,589
% of operating revenue	15.6%	17.0%	16.1%	17.1%
To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to owner-operators, the railroads, and other third parties which is included in purchased transportation) from our fuel expense. The result is referred to as net fuel expense. Our net fuel expense as a percentage of revenue xFSR is affected by the cost of diesel fuel net of surcharge collection, the percentage of miles driven by company trucks, our fuel economy, and our percentage of deadhead miles, for which we do not receive fuel surcharge revenues. Net fuel expense as a percentage of revenue xFSR is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(Unaudited) (Dollars in thousands)
Total fuel surcharge revenue	$198,746	$194,459	$594,727	$585,265
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	85,518	84,215	250,355	247,372
Company fuel surcharge revenue	$113,228	$110,244	$344,372	$337,893
Total fuel expense	$160,561	$168,956	$489,563	$500,589
Less: Company fuel surcharge revenue	113,228	110,244	344,372	337,893
Net fuel expense	$47,333	$58,712	$145,191	$162,696
% of revenue xFSR	5.7%	7.4%	5.9%	6.9%
For the three months ended September 30, 2013, net fuel expense decreased $11.4 million, or 19.4%, compared with the same period in 2012. As a percentage of revenue xFSR, net fuel expense decreased to 5.7% during the third quarter of 2013 compared with 7.4% in the 2012 period. As previously disclosed, our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. During the third quarter of 2013, fuel prices, based on the Average D.O.E. Diesel Fuel Index, increased 2.4% from $3.828 to $3.919 whereas during the third quarter of 2012, fuel prices increased 12.0% from $3.648 to $4.086.
For the nine months ended September 30, 2013, net fuel expense decreased $17.5 million, or 10.8%, compared with the same period in 2012. As a percentage of revenue xFSR, net fuel expense decreased 100 basis points when compared to the nine months ended September 30, 2012. The average fuel price was relatively flat during the first nine months of 2013 increasing slightly by 0.2% as compared to the 8.0% increase in the Average D.O.E. Diesel Fuel Index, which increased from $3.783 to $4.086 during the first nine months of 2012. As described above, the lag effect associated with fuel surcharges in periods of stable prices enabled better fuel recovery in 2013 compared to 2012.
Purchased Transportation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(Unaudited) (Dollars in thousands)
Purchased transportation expense	$318,321	$306,028	$918,594	$881,414
% of operating revenue	30.8%	30.8%	30.2%	30.1%
Purchased transportation expense includes payments made to owner-operators, rail partners and other third parties for their services. Because we reimburse owner-operators and other third parties for fuel, we subtract fuel surcharge revenue reimbursed to third parties from our purchased transportation expense. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of revenue xFSR, as shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(Unaudited) (Dollars in thousands)
Purchased transportation	$318,321	$306,028	$918,594	$881,414
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	85,518	84,215	250,355	247,372
Purchased transportation, net of fuel surcharge reimbursement	$232,803	$221,813	$668,239	$634,042
% of revenue xFSR	27.9%	27.8%	27.3%	27.1%
For the three months ended September 30, 2013, purchased transportation, net of fuel surcharge reimbursement, increased $11.0 million, or 5.0%, compared with the same period in 2012. As a percentage of revenue xFSR, purchased transportation, net of fuel surcharge reimbursement, remained flat. The dollar increase was due primarily to increased Intermodal volumes and the increase in miles driven by owner-operators.
For the nine months ended September 30, 2013, purchased transportation, net of fuel surcharge reimbursement, increased $34.2 million, or 5.4% compared with the same period in 2012. The increase in expense is primarily the result of an increase in Intermodal volumes.
Insurance and Claims

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(Unaudited) (Dollars in thousands)
Insurance and claims	$35,110	$29,475	$100,245	$92,992
% of revenue xFSR	4.2%	3.7%	4.1%	4.0%
% of operating revenue	3.4%	3.0%	3.3%	3.2%
For the three months ended September 30, 2013, insurance and claims expense increased by $5.6 million, or 19.1%, compared with the same period in 2012. As a percentage of revenue xFSR, insurance and claims increased to 4.2% compared with 3.7% in the 2012 period. The increase is primarily due to the increase in reserves associated with unfavorable developments of our prior year loss layers based on new information received on these claims during the current period.
For the nine months ended September 30, 2013, insurance and claims expense increased $7.3 million, or 7.8%, compared with the same period in 2012. As a percentage of revenue xFSR, insurance and claims remained relatively flat at 4.1%, compared with 4.0% for the same period in 2012. The increase is primarily due to the increase in reserves associated with unfavorable developments of our prior year loss layers based on new information received on these claims during the current period.
Rental Expense and Depreciation and Amortization of Property and Equipment
Because the mix of our leased versus owned tractors varies, we believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment when comparing results from period to period for analysis purposes.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
			(Recast)				(Recast)
	(Unaudited) (Dollars in thousands)
Rental expense	$46,262		$39,168		$129,881		$108,772
Depreciation and amortization of property and equipment	58,254	—	53,994	—	170,004	—	164,354
Rental expense and depreciation and amortization of property and equipment	$104,516		$93,162		$299,885		$273,126
% of revenue xFSR	12.5%		11.7%		12.2%		11.7%
% of operating revenue	10.1%		9.4%		9.9%		9.3%

Rental expense and depreciation and amortization of property and equipment were primarily driven by our fleet of tractors and trailers shown below:

	As of
	September 30, 2013	December 31, 2012	September 30, 2012
		(Recast)	(Recast)
	(Unaudited)
Tractors:
Company
Owned	6,609	5,504	5,657
Leased — capital leases	2,143	2,658	2,741
Leased — operating leases	4,589	4,139	4,174
Total company tractors	13,341	12,301	12,572
Owner-operator
Financed through the Company	4,144	3,885	3,916
Other	896	960	1,038
Total owner-operator tractors	5,040	4,845	4,954
Total tractors	18,381	17,146	17,526
Trailers	57,467	55,947	55,091
Containers	8,717	8,717	8,290
For the three months ended September 30, 2013, rental expense and depreciation and amortization of property and equipment increased by $11.4 million, or 12.2%, compared with the same period in 2012. As a percentage of revenue xFSR, such expenses increased to 12.5% compared with 11.7% for same period in 2012. The increase was primarily due to the rising cost of new equipment, the growth in the number of tractors, trailers and intermodal containers in the third quarter of 2013 as compared to the third quarter of 2012, and a higher percentage of leased assets, which drives rent expense higher due to the inclusion of financing costs.
For the nine months ended September 30, 2013, rental expense and depreciation and amortization of property and equipment increased by $26.8 million, or 9.8%, compared with the same period in 2012. As a percentage of revenue xFSR, such expenses increased to 12.2% compared with 11.7% for the 2012 period. This increase was primarily due to the rising costs of new equipment and growth in the fleet.
Amortization of Intangibles
Amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with our 2007 going private transaction.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Amortization of intangibles	$4,204	$4,203	$12,611	$12,721
Amortization of intangibles for the three months ended September 30, 2013 and 2012 is comprised of $3.9 million in each period related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction. Amortization of intangibles for the nine months ended September 30, 2013 and 2012 is comprised of $11.7 million and $11.8 million, respectively, related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.9 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction.
Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Impairments	$—	$—	$—	$1,065
In the first quarter of 2012, real property with a carrying amount of $1.7 million was written down to its estimated fair value of $0.6 million, resulting in a pre-tax impairment charge of $1.1 million.

Gain on disposal of property and equipment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(Unaudited) (Dollars in thousands)
Gain on disposal of property and equipment	$(5,619)	$(4,343)	$(13,610)	$(13,887)
Gain on disposal of property and equipment increased to $5.6 million in the third quarter of 2013, compared to $4.3 million in the third quarter of 2012, primarily due to an increase in the number of trucks sold in the open market rather than returned to the original manufacturer per our trade agreements and the amount of trailer equipment disposed of during the quarter.
For the nine months ended September 30, 2013, gain on disposal of property and equipment decreased $0.3 million, compared with the same period in 2012. The decrease was due to the reduction of equipment disposed of during the first quarter of 2013.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(Unaudited) (Dollars in thousands)
Interest expense	$24,595	$29,102	$75,719	$93,530
Interest expense for the three months ended September 30, 2013 is primarily based on the end of period debt balances as of September 30, 2013 of $238.0 million and $410.0 million carrying value of the first lien term loan B-1 tranche and B-2 tranche, respectively, $493.5 million net carrying value of senior second priority secured notes, $260.0 million of our accounts receivable securitization obligation, and $193.0 million present value of capital lease obligations.
Interest expense decreased for the three and nine months ended September 30, 2013 as compared to the prior year periods primarily due to our various voluntary prepayments of debt made from September 30, 2012 to September 30, 2013 and the refinancing of our term loan facilities completed in March of 2013 and March of 2012. On March 6, 2012, we entered into the Amended and Restated Credit Agreement (the “2012 Agreement”) that replaced the then-existing $874.0 million face value first lien term loan, which accrued interest at LIBOR plus 4.50%, including a minimum LIBOR rate of 1.50% with a $200.0 million face value first lien loan B-1 tranche, which accrued interest at LIBOR plus 3.75% with no minimum LIBOR rate, and a $674.0 million face value first lien loan B-2 tranche, which accrued interest at LIBOR plus 3.75%, including a minimum LIBOR rate of 1.25%. On March 7, 2013, we entered into the Second Amended and Restated Credit Agreement (the “2013 Agreement”). The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the 2012 Agreement with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term loan B-1 and B-2 tranches with face values of $250.0 million and $410.0 million, respectively. In addition, the 2013 Agreement reduced the interest rates applicable to the first lien term loan B-1 tranche to LIBOR plus 2.75% with no minimum LIBOR rate and the first lien term loan B-2 tranche to LIBOR plus 3.00% with a minimum LIBOR rate of 1.00%.
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
As noted above, on March 7, 2013, we entered into the 2013 Agreement replacing our 2012 Agreement. Due to the incorporation of a new interest rate floor provision in the 2013 Agreement, we concluded as of February 28, 2013, the outstanding interest rate swaps were no longer highly effective in achieving offsetting changes in cash flows related to the hedged interest payments. As a result, we de-designated the hedges as of February 28, 2013 (“de-designation date”). Beginning on March 1, 2013, the effective portion of the interest rate swaps prior to the change (i.e., amounts previously recorded in accumulated OCI) have been and will continue to be amortized as derivative interest expense over the period of the originally designated hedged interest payments through July 2015. Following the de-designation date, changes in fair value of the interest rate swaps are immediately recognized in the consolidated statements of operations as derivative interest expense.
The following is a summary of our derivative interest expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Derivative interest expense	$1,465	$448	$2,559	$5,101
Derivative interest expense for the three and nine months ended September 30, 2013 represents mark-to-market adjustments and settlement payments related to our interest rate swaps, which were de-designated as of February 28, 2013. Derivative interest expense for the three and nine months ended September 30, 2012 is related to the swaps we terminated in December 2010 in conjunction with our IPO and refinancing transactions and represents the previous losses recorded in accumulated OCI that are amortized to derivative interest expense over the original term of the swaps, which had a maturity of August 2012.
Merger and Acquisition Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Merger and acquisition expense	4,331	—	4,331	—
As a result of the acquisition of Central, both Swift and Central incurred certain transactional related expenses, including financial advisory and other professional fees, related to the acquisition totaling $4.3 million for the three and nine months ended September 30, 2013.
Loss on Debt Extinguishment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Loss on debt extinguishment	$496	$—	$5,540	$22,219
In association with the acquisition of Central on August 6, 2013, certain outstanding Central debt was paid in full and extinguished, resulting in a loss of debt extinguishment of $0.5 million, representing the write-off of the remaining unamortized deferred financing fees. As noted above, on March 7, 2013, we entered into the 2013 Agreement replacing the 2012 Agreement. The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the 2012 Agreement. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million for the nine months ended September 30, 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement. On May 21, 2012, the Company completed the call of its remaining $15.2 million face value 12.50% fixed rate notes due May 15, 2017, at a price of 106.25% of face value pursuant to the terms of the indenture governing the notes, resulting in a loss on debt extinguishment of $1.3 million, representing the call premium and write-off of the remaining unamortized deferred financing fees. Also, in the first quarter of 2012, we entered into the 2012 Agreement, which replaced the then-existing, remaining $874.0 million face value first lien term loan, resulting in a loss on debt extinguishment of $20.9 million, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the original term loan.
Gain on Sale of Real Property

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (Dollars in thousands)
Gain on sale of real property	$(798)	$—	$(6,876)	$—
During the third quarter of 2013, we disposed of a non-operating property in Phoenix, AZ, resulting in a gain of $0.8 million and in the third quarter of 2013, we disposed of two non-operating properties in Wilmington, CA and Phoenix, AZ, resulting in a gain of $6.1 million.
Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
	(Unaudited) (Dollars in thousands)
Income tax expense	$26,156	$15,086	$67,806	$33,573

The effective tax rate for the three months ended September 30, 2013 is 46.6%, which is 8.1 percentage points higher than expected due to Central acquisition related costs and deferred taxes for Central's conversion to a C-Corporation from an S-Corporation prior to the Acquisition as well as fixed asset basis differences and state taxes, which are all discrete items in the third quarter. The effective tax rate for the nine months ended September 30, 2013 was 38.1%, which was 0.4 percentage points lower than expected primarily due to Central's pre-affiliated earnings that are taxed as an S-Corporation and offset the acquisition related costs and deferred tax items mentioned above. Excluding the impact of discrete items in the first three quarters, the effective tax rate for the nine months ended September 30, 2013 would have been 38.5%.
The effective tax rate for the three months ended September 30, 2012 was 31%, which is 8 percentage points lower than expected primarily due to the tax benefit related to additional employment tax credits realized on our 2011 tax return and Central's pre-affiliated earnings that are taxed as an S-Corporation. The effective tax rate for the nine months ended September 30, 2012 was 28.2%, which was 10.8 percentage points lower than the expected effective tax rate primarily due to Central's pre-affiliated earnings that are taxed as an S-Corporation, deferred state tax benefit related to an internal corporate restructuring of our subsidiaries in January of 2012 as well as the tax benefit related to additional employment tax credits realized on our 2011 tax return. Excluding the impact of discrete items in the first three quarters, the effective tax rate for the nine months ended September 30, 2012 would have been 38.5%.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of September 30, 2013 were approximately $1.5 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company anticipates that the total amount of unrecognized tax benefits may decrease by approximately $0.8 million during the next twelve months, which should not have a material impact on the Company’s financial statements.
Liquidity and Capital Resources
Cash Flow
Our summary statements of cash flows information for the nine months ended September 30, 2013 and 2012, is set forth in the table below:

	Nine Months Ended September 30,
	2013	2012
		(Recast)
	(Unaudited) (Dollars in thousands)
Net cash provided by operating activities	$355,863	$284,582
Net cash used in investing activities	$(275,634)	$(108,686)
Net cash used in financing activities	$(82,396)	$(214,659)
The $71.3 million increase in net cash provided by operating activities during the nine months ended September 30, 2013, compared to the same period in 2012, was primarily the result of $18.6 million increase in operating income, a $13.2 million reduction in cash paid for interest and income taxes, a $22.6 million improvement in the net cash flows provided by changes in accounts receivable as a result of increased collections, and a $6.7 million improvement in the net cash flows provided by change in accounts payable, accrued and other liabilities primarily as a result of timing differences during the nine months ended September 30, 2013 as compared to the same period of 2012.
Our net cash used in investing activities increased $166.9 million during the nine months ended September 30, 2013 as compared to the same period in 2012. This increase was primarily related to the acquisition of Central, net of debt repayments of $147.8 million and the $46.5 million increase in our net cash capital expenditures, which equals our gross capital expenditures less proceeds received from sale of property and equipment, offset by the $36.0 million increase in payments received on assets held for sale during the first nine months of 2013 as compared to the first nine months of 2012.
Cash used in financing activities decreased by $132.3 million during the nine months ended September 30, 2013 as compared to the same period in 2012. This decrease in cash used in financing activities was primarily related to the proceeds we received from the $85.0 million in borrowings under our revolving credit agreement and from the $100.0 million in advances under our accounts receivable securitization agreement on August 6, 2013 to primarily fund the cash consideration paid for the acquisition of Central. As of September 30, 2013, we had repaid $23.0 million and $5.0 million of these amounts borrowed under the revolving credit agreement and the accounts receivable securitization, respectively. Additionally, during the nine months ended September 30, 2013, we repaid $199.5 million in long-term debt and capital leases, including voluntary repayments of our debt and the repayment of certain Central debt at the closing of the Acquisition compared to repayments of $233.4 million in long-term debt and capital leases during the nine months ended September 30, 2012. In addition, we received $10.4 million in proceeds from the exercise of stock options and issuance of shares under our employee stock purchase plan during the first nine months of 2013. The changes in the cash flows from financing activities noted above were offset by our $39.0 million net repayments of our accounts receivable securitization, excluding the impact of the amounts borrowed associated with the Acquisition, during the first nine months of 2013 compared to net borrowings of $24.0 million under our accounts receivable securitization during the first nine months of 2012.
Sources
As of September 30, 2013 and December 31, 2012, we had the following sources of liquidity available to us:

	September 30, 2013	December 31, 2012
		(Recast)
	(Unaudited) (Dollars in thousands)
Cash and cash equivalents, excluding restricted cash	$51,429	$53,596
Availability under revolving line of credit due September 2016	219,165	240,932
Availability under 2013 RSA and 2011 RSA, respectively	44,800	64,600
Central Refrigerated availability under revolving line of credit due November 2013	$—	$25,900
Total unrestricted liquidity	$315,394	$385,028
Restricted cash	50,376	51,678
Restricted investments, held to maturity, amortized cost	24,175	22,275
Total liquidity, including restricted cash and investments	$389,945	$458,981
As of September 30, 2013, we borrowed $62.0 million on our $400.0 million revolving line of credit, and there were $118.8 million in letters of credit outstanding under this facility, leaving $219.2 million available. In addition, we had borrowed $260.0 million against a total borrowing base of $304.8 million of eligible receivables from our accounts receivable facility, leaving $44.8 million available as of September 30, 2013. The availability on these two facilities combined with our cash and cash equivalents provides a total of unrestricted liquidity of $315.4 million as of September 30, 2013 compared to $385.0 million as of December 31, 2012.
Uses
Our business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures, other assets, working capital changes, principal and interest payments on our obligations and tax payments.
We make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and potentially fund growth in our revenue equipment fleet if justified by customer demand and our ability to fund the equipment and generate acceptable returns. As of September 30, 2013, we expect our net cash capital expenditures to be in the range of approximately $64.0 million to $89.0 million for the remainder of 2013. In addition, we believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant. Beyond 2013, we expect our net capital expenditures to remain substantial.
As of September 30, 2013, we had $133.7 million of purchase commitments outstanding to acquire replacement tractors through the rest of 2013 and 2014. We generally have the option to cancel tractor purchase orders with 60 to 90 day notice prior to scheduled production, although the notice date has lapsed for approximately 91% of the commitments remaining as of September 30, 2013. In addition, we had trailer purchase commitments outstanding at September 30, 2013 for $13.9 million through the rest of 2013. These purchases are expected to be financed by a combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.
As of September 30, 2013, we did not have outstanding purchase commitments for intermodal containers, fuel, facilities, or non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
As of September 30, 2013 and December 31, 2012, we had a working capital surplus of $295.2 million and $358.6 million, respectively. The decrease was primarily related to the sale of assets held for sale during the current year and use of cash on hand to voluntarily repay $86.5 million of the non-current portion of our B-1 and B-2 tranches of first lien term loans.
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
As of September 30, 2013, we had the following material debt agreements:

•	senior secured credit facility consisting of a term loan B-1 tranche due December 2016 and term loan B-2 tranche due December 2017, and a revolving line of credit due September 2016;

•	senior second priority secured notes due November 2018;

•	2013 RSA due July 2016; and

•	other secured indebtedness and capital lease agreements.
The amounts outstanding under such agreements and other debt instruments as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
		(Recast)
	(In thousands)
	(Unaudited)
Senior secured first lien term loan B-1 tranche due December 2016	$238,000	$—
Senior secured first lien term loan B-2 tranche due December 2017	410,000	—
Senior secured first lien term loan B-1 tranche due December 2016, net of $405 OID as of December 31, 2012	—	157,095
Senior secured first lien term loan B-2 tranche due December 2017, net of $1,440 OID as of December 31, 2012	—	575,560
Senior second priority secured notes due November 15, 2018, net of $6,807 and $7,439 OID as of June 30, 2013 and December 31, 2012, respectively	493,509	492,561
2013 RSA and 2011 RSA, respectively	260,000	204,000
Other secured debt and capital leases	202,097	188,992
Revolving line of credit	62,000	2,531
Central notes payable	4,974	16,390
Total debt and capital leases	$1,670,580	$1,637,129
Less: current portion	62,273	73,497
Long-term debt and capital leases	$1,608,307	$1,563,632
The indenture for our senior secured notes provides that we may only incur additional indebtedness if, after giving effect to the new incurrence, we meet a minimum fixed charge coverage ratio of 2.00:1.00, as defined therein, or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350.0 million outstanding at any one time. As of September 30, 2013, we had a fixed charge coverage ratio in excess of 4.00:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing financial arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for the remainder of 2013.
See Notes 9 and 10 of the notes to these consolidated financial statements included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 for further discussion of the senior secured credit facility, senior second priority secured notes and 2013 RSA.
Capital and Operating Leases
In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment, including tractors and trailers, with capital and operating leases. During the nine months ended September 30, 2013, we acquired revenue equipment through capital leases and operating leases with gross values of $85.1 million and $254.7 million, respectively, which were offset by capital lease and operating lease terminations with originating values of $106.4 million and $73.6 million, respectively. During the nine months ended September 30, 2012, we acquired revenue equipment through capital leases and operating leases with gross values of $38.5 million and $302.6 million, respectively, which were offset by capital and operating lease terminations with originating values of $30.4 million and $142.5 million, respectively.
Contractual Obligations
During the nine months ended September 30, 2013, other than the voluntary prepayments of our long-term debt, entering into the 2013 Agreement and the 2013 RSA as discussed under the heading “Financing,” there have not been any material changes outside the ordinary course of business to the contractual obligations table contained in our Form 10-K for the fiscal year ended December 31, 2012.
Off-Balance Sheet Arrangements
We lease approximately 7,700 tractors under operating leases, which includes approximately 4,600 company tractors and 3,100 owner-operator tractors financed by the Company. Operating leases have been an important source of financing for our revenue equipment. Tractors held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such tractors are reflected in our consolidated statements of operations in the line item “Rental expense.” Our revenue equipment rental expense was $126.1 million for the nine months ended September 30, 2013, compared with $105.3 million in the nine months ended September 30, 2012. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed residual value. As of September 30, 2013, the maximum possible payment under the residual value guarantees was approximately $2.0 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

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
Forward Looking Statements
This Quarterly Report contains statements that may constitute forward-looking statements, usually identified by words such as “anticipates,” “believes,” “estimates,” “plans,” “projects,” “expects,” “intends,” or similar expressions which speak only as of the date the statement was made. Forward-looking statements in this quarterly report include statements concerning: adjustments to income tax assessments as the result of ongoing and future examinations; anticipated changes in our unrecognized tax benefits during the next 12 months; the outcome of pending litigation and actions we intend to take in respect thereof; the amount and timing of the recognition of unrealized losses included in other comprehensive income; trends concerning supply, demand, pricing and costs in the trucking industry; our expectation of increasing driver wage and hiring expenses; the benefits of our fuel surcharge program and our ability to recover increasing fuel costs through surcharges; the impact of the lag effect relating to our fuel surcharges; our exposure to residual value guarantees relating to operating leases; the sources and sufficiency of our liquidity and financial resources; the consequences of a failure to maintain compliance with our debt covenants; the timing of our disposition of assets held for sale; our intentions concerning the use of derivative financial instruments to hedge fuel price exposure; and the timing and amount of future acquisitions of trucking equipment and other capital expenditures and the use and availability of cash, cash flow from operations, leases and debt to finance such acquisitions. Such statements are based upon the current beliefs and expectations of the Company’s management. Such forward-looking statements are subject to significant risks and uncertainties as set forth in the Risk Factor Section of our Annual Report Form 10-K for the year ended December 31, 2012 and in this Form 10-Q. Actual events may differ materially from those set forth in the forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We have commodity exposure with respect to fuel used in company tractors. Further increases in fuel prices will continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, decreased slightly from an average of $3.949 per gallon for the nine months ended September 30, 2012 to an average of $3.939 per gallon for the nine months ended September 30, 2013. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of September 30, 2013 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the third quarter of 2013, we acquired Central. Refer to Note 2 to these consolidated financial statements included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 for additional information regarding the acquisition of Central. We are currently in the process of integrating the Central operations, including internal controls and procedures and extending our Sarbanes-Oxley Act Section 404 compliance program to include Central. Specifically, during the third quarter, we implemented new processes and controls around the consolidation of Central’s financial information into the Company’s consolidated financial statements. We anticipate a successful integration of Central's operations and internal controls and procedures during 2014 and during the integration, will continue to evaluate our internal control over financial reporting.
With the exception of the integration described above, there have been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 15 of the notes to these consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as well as Part I, Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 1A: RISK FACTORS
In addition to the other information below, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 should be carefully considered as these risk factors could materially affect our business, financial condition, future results and/or our ability to maintain compliance with our debt covenants. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, operating results and/or our ability to maintain compliance with our debt covenants.
The following Risk Factor titled “We may not be able to execute or integrate future acquisitions successfully, which could cause our business and future prospects to suffer” contained in our Annual Report on Form 10-K is amended and restated in its entirety as set forth below.
We may not be able to execute or integrate future acquisitions successfully, which could cause our business and future prospects to suffer.
Historically, a key component of our growth strategy has been to pursue acquisitions of complementary businesses. Recently, we acquired Central Refrigerated. The acquisition of Central Refrigerated and our related integration of Central Refrigerated into our organization may negatively impact our business, financial condition, and results of operations because
• the business may not achieve anticipated revenue, earnings, or cash flows;
• we may assume the liabilities that were not disclosed to us or otherwise exceed our estimates;
• we may be unable to integrate Central Refrigerated successfully and realize the anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;
• the integration could disrupt our ongoing business, distract our management, and divert our resources;
• we have limited experience in the refrigerated market and may experience difficulties operating in this market; and
• there is a potential for loss of customers, employees, and drivers of Central Refrigerated;

Although we currently do not have any additional acquisition plans, we expect to consider acquisitions from time to time in the future. If we succeed in consummating future acquisitions, our business, financial condition, and results of operations, may be negatively affected for reasons similar to those described above. In addition, if we may incur indebtedness or issue additional shares of stock in connection with any acquisitions.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5: OTHER INFORMATION
Not applicable.

ITEM 6: EXHIBITS

Exhibit Number	Description	Page or Method of Filing

2.1	Central Refrigerated Stock Purchase Agreement	Incorporated by Reference to Exhibit 2.1 of Form 8-K filed on August 6, 2013
3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	XBRL Instance Document	Filed herewith

101	XBRL Taxonomy Extension Schema Document	Filed herewith

101	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101	XBRL Taxonomy Label Linkbase Document	Filed herewith

101	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101	XBRL Taxonomy Extension Definition Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SWIFT TRANSPORTATION COMPANY

/s/ Jerry Moyes
(Signature)
Jerry Moyes
Chief Executive Officer

Date:	November 8, 2013

/s/ Virginia Henkels
(Signature)
Virginia Henkels
Executive Vice President and Chief Financial Officer

Date:	November 8, 2013