Form 10-K
period 2013-12-31
SWIFT TRANSPORTATION Co
filed 2014-02-28
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
Form 10-K
___________________
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
  ______________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 28, 2013, the aggregate market value of our Class A common stock held by non-affiliates was $1,398,402,666, based on the closing price of our common stock as quoted on the NYSE as of such date.
There were 88,452,144 shares of the registrant’s Class A Common Stock and 52,441,938 shares of the registrant’s Class B Common Stock outstanding as of February 19, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) are incorporated by reference into Part III of this report.

PART I

FORWARD-LOOKING STATEMENTS

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements include statements we make concerning our plans, objectives, goals, strategies (including our growth strategies and the benefits and advantages to us compared to others in the trucking industry), future events, future revenues or performance and financing needs; the impact that recent and proposed regulatory rules and laws will have on the trucking industry generally and Swift specifically; the benefits of our business model, operations and strategies in light of changing trends in the trucking industry; the benefits of our driver training schools and driver development programs; our opportunities in the temperature-controlled market; that we will add intermodal containers as volumes grow; the benefits of our C-TPAT status; the impacts of increasing regulation of greenhouse gas emissions; the successful integration of Central's internal controls and procedures; that we expect to pursue acquisitions; our compliance with environmental, transportation and other laws and regulations; adjustments to income tax assessments as the result of ongoing and future audits; the outcome of pending litigation and actions we intend to take in respect thereof; trends concerning supply, demand, pricing and costs in the trucking industry; our expectation of increasing driver wage and hiring expenses; our expectation that depreciation costs for equipment will increase in the future; our expectations concerning the mix and composition of our operating expenses that could result from changes in the mix of company-driven miles, owner-operator driven miles, and intermodal miles; trends in the age of our tractor and trailer fleet; the benefits of our fuel surcharge program and our ability to recover increasing fuel costs through surcharges; the impact of the lag effect relating to our fuel surcharges; the sources and sufficiency of our liquidity and financial resources to pay debt, make capital expenditures and operate our business; the consequences of a failure to maintain compliance with our debt covenants; the impact of new accounting standards; the value of equipment under operating leases relating to our residual value guarantees; our intentions concerning the potential use of derivative financial instruments to hedge fuel price increases; our expectations regarding the use of the NYSE’s “controlled company” exemption concerning certain corporate governance requirements; our intention to reinvest foreign earnings outside the United States; our intentions concerning the payment of dividends; the timing and amount of future amortization of intangible assets; the timing and amounts of recognizing unrecognized equity compensation costs; and the timing and amount of future acquisitions of trucking equipment and other capital expenditures and the use and availability of cash, cash flow from operations, leases and debt to finance such acquisitions. Such statements appear under the headings entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “foresees,” “seeks,” “likely,” “may,” “will,” “should,” “goal,” “target,” and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and therefore, our actual results may differ materially from those that we expected. Accordingly, you should not place undue reliance on our forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.

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

Item 1. Business
Overview
We are a multi-faceted transportation services company and operate the largest fleet of truckload equipment in North America. As of December 31, 2013, we operated a tractor fleet of approximately 18,000 units comprised of 12,800 tractors driven by company drivers and 5,200 owner-operator tractors, a fleet of 57,300 trailers, and 8,700 intermodal containers from 40 major terminals positioned near major freight centers and traffic lanes in the United States and Mexico. During 2013, our tractors covered 2.1 billion miles for shippers throughout North America. 2013 was our most profitable year with record operating revenue of $4.1 billion and operating income of $357.0 million. We use sophisticated technologies and systems that contribute to asset productivity, operating efficiency, customer satisfaction, and safety. We believe the depth of our fleet capacity, the breadth of our terminal network, our commitment to customer service, and our extensive suite of services provide us and our customers with significant advantages.
Truckload carriers typically transport a full trailer (or container) of freight for a single customer from origin to destination without intermediate sorting and handling. Truckload carriers provide the largest part of the transportation supply chain for most retail and manufactured goods in North America. Many of our customers are large corporations with extensive operations, geographically distributed locations, and diverse shipping needs. We receive revenue from a broad customer base that includes clients from the retail, discount retail, consumer products, food and beverage, manufacturing, and transportation and logistics industries. We offer the opportunity for "one-stop-shopping" for their truckload transportation needs through our broad spectrum of services and equipment.
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
Since 2006, our asset-light Intermodal segment has grown rapidly and as of December 31, 2013 represented approximately 9% of our total revenue. The transportation service offerings of our Intermodal segment utilize arrangements with most major North American rail carriers to provide intermodal freight solutions for our customers throughout the continental United States, Canada and Mexico. We intend to continue to expand our revenue from these operations to improve our overall return on invested capital.
Acquisition of Central Refrigerated
On August 6, 2013, we entered into a Stock Purchase Agreement, or SPA, with the stockholders of Central Refrigerated Transportation, Inc., or Central, pursuant to which we acquired all of the outstanding capital stock of Central, or the Acquisition, in a cash transaction valued at $225.0 million. We paid approximately $189.0 million in cash to the stockholders of Central and assumed approximately $36.0 million of capital lease obligations and other debt. Cash consideration was primarily funded from borrowings under our existing credit facilities. As of December 31, 2013, we have repaid approximately $68.0 million of these borrowings. Pursuant to the SPA, within 90 days after the closing date, the Company prepared a final closing statement setting forth the final estimate of the purchase price. As a result of this process and calculation, the purchase price was increased by $2.4 million.
Central is a premium service truckload carrier specializing in temperature-controlled freight transportation and was the fifth-largest provider of temperature-controlled truckload services in the U.S. With the addition of Central to our dedicated temperature- controlled business, Swift is now the second largest temperature-controlled truckload provider in the U.S.
Jerry Moyes, our Chief Executive Officer and controlling stockholder, was the principal owner of Central. Given Mr. Moyes’ interests in the temperature-controlled truckload industry, our board of directors established a Special Committee comprised solely of independent and disinterested directors in May of 2011 to evaluate Swift’s expansion of its temperature-controlled operations. The Special Committee evaluated alternative business opportunities, including organic growth and various acquisition targets, and negotiated the transaction contemplated by the SPA, with the assistance of its independent financial advisors. Upon the unanimous recommendation of the Special Committee, the Acquisition was approved by our board of directors (with Mr. Moyes not participating in the vote).
Given Mr. Moyes' controlling interest in both Swift and Central, the Acquisition was accounted for using the guidance for transactions between entities under common control as described in Accounting Standard Codification, or ASC, Topic 805 - "Business Combinations", in which we recognized the assets and liabilities of Central at their carrying amounts at the date of acquisition. Additionally, as a result of the common control accounting, the historical results of Central have been combined with our historical results and our financial statements have been recast to reflect the accounts of Central as if it had been consolidated for all previous periods presented.

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
On May 20, 2010, in contemplation of our initial public offering, or IPO, Swift Corporation formed Swift Transportation Company, a Delaware corporation. Swift Transportation Company did not engage in any business or other activities except in connection with its formation and the IPO and held no assets and had no subsidiaries prior to such offering.
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
As of December 31, 2013, we have 88,402,991 shares of Class A common stock and 52,441,938 shares of Class B common stock outstanding, of which the Moyes Affiliates held 3,069,699 shares of Class A and all the shares of Class B common stock.
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
Industry Background
The U.S. trucking industry is large, fragmented, and highly competitive. We compete with thousands of other truckload carriers, most of which operate fewer than 100 trucks. To a lesser extent, our intermodal and freight brokerage and logistics services businesses compete with railroads, less-than-truckload carriers, third-party logistics providers, and other transportation companies. The principal means of competition in our industry are service, the ability to provide capacity when and where needed, and price. In times of strong freight demand, service and capacity become increasingly important, and in times of weak freight demand pricing becomes increasingly important. Most truckload contracts (other than dedicated contracts) do not guarantee truck availability or load levels. Pricing is influenced by supply and demand.
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
Uncertainty remains regarding the extent and timing of the current economic recovery. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change.
In addition to economic cycles, the trucking industry faces other challenges that we believe we are well-positioned to address. First, we believe that the recent regulatory initiatives such as hours-of-service limitations, electric on-board recorders, and the Federal Motor Carrier Safety Administration's, or FMCSA, Comprehensive Safety Accountability, or CSA, may have the effect of reducing the size of the driver pool. Moreover, new or changing regulatory constraints on drivers may further decrease the utilization of an already shrinking driver pool. As this occurs, we believe our driver development programs, including our driver training schools and nationwide recruiting, will become increasingly advantageous. In addition, we believe that the negative impact of such regulations will be partially mitigated by our average length of haul, regional terminal network, and less mileage-intensive operations, such as intermodal, dedicated, brokerage, and cross-border operations. Further, our entire tractor fleet is retrofitted with electronic on-board recorders, which we believe can help us more efficiently utilize our drivers' available hours-of-service. Second, we believe that significant increases and rapid fluctuations in fuel prices will continue to be a challenge to the industry. We believe we can effectively address these issues through fuel surcharges, effective fuel procurement strategies and network management systems, and further developing our dedicated, intermodal, and brokerage operations. Third, the industry also faces increased prices for new revenue equipment, design changes of new engines, and volatility in the used equipment sales market. We believe that we are well-positioned to effectively address these issues because of our relatively new fleet, trade-back protections, buying power, and in-house nationwide maintenance facilities.
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
Our Competitive Strengths
We believe the following competitive strengths provide a solid platform for pursuing our goals and strategies:
• North American truckload leader with broad terminal network and a modern fleet. We operate North America’s largest truckload fleet; have 40 major terminals and multiple other locations throughout the United States and Mexico, and offer customers “one-stop-shopping” for a broad spectrum of their truckload transportation needs. Our fleet size offers wide geographic coverage while maintaining the efficiencies associated with significant traffic density within our operating regions. Our terminals are strategically located near key population centers, driver recruiting areas, and cross-border hubs, often in close proximity to our customers. This broad network offers benefits such as in-house maintenance, more frequent equipment inspections, localized driver recruiting, rapid customer response, and personalized marketing efforts. Our size allows us to achieve substantial economies of scale in purchasing items such as tractors, trailers, containers, fuel, and tires where pricing is volume-sensitive. We believe our scale also offers additional benefits in brand awareness and access to capital. Additionally, our modern company tractor fleet, with an average age of 1.8 years for our approximately 13,400 linehaul sleeper units, lowers maintenance and repair expense, aids in driver recruitment and retention, and increases asset utilization as compared with an older fleet.
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
• Strong and growing owner-operator business. We supplement our company tractor fleet with owner-operators, who own and operate their own tractors and are responsible for most ownership and operating expenses. We believe that owner-operators provide significant advantages that primarily arise from the entrepreneurial motivation of business ownership. Our owner-operators tend to be more experienced, have lower turnover, have fewer accidents per million miles, and produce higher weekly trucking revenue per tractor than average company drivers.
• Leader in driver development. Historically, driver recruiting and retention have been significant challenges for truckload carriers. To address these challenges, we employ nationwide recruiting efforts through our terminal network, operate five driver training schools, provide drivers modern tractors, and promote numerous driver satisfaction policies.

• Regional operating model. Our short- and medium-haul regional operating model contributes to higher revenue per mile and takes advantage of shipping trends toward regional distribution. We also experience less competition in our short- and medium-haul regional business from railroads. In addition, our regional terminal network allows our drivers to be home more often, which assists with driver retention.
• Experienced management aligned with corporate success. Our management team has a proven track record of growth and cost control. Management focuses on disciplined execution and financial performance by measuring our progress through a combination of financial metrics. We align management’s priorities with our stockholders’ through equity incentive awards and an annual performance-based bonus plan.
Our Growth Strategy and Most Important Goals
Our most important goals are to increase our Adjusted earnings per share, or Adjusted EPS, improve our return on net assets and reduce our leverage ratio. To achieve these goals, we have aligned our organization to achieve metrics within its circle of influence that are targeted to continue our revenue growth annually over the next several years, to increase the productivity of our assets and our return on capital, and to continue to improve the efficiency of our processes while maintaining control of our costs:

•
Profitable revenue growth. To increase freight volumes and yield, we intend to further penetrate our existing customer base, cross-sell our services, and pursue new customer opportunities by leveraging our superior customer service and extensive suite of truckload services. In addition, we are further enhancing our sophisticated freight selection management tools to allocate our equipment to more profitable loads and complementary lanes. As freight volumes increase, we intend to prioritize the following areas for growth:

•
Intermodal. Our growing intermodal presence complements our regional operating model and allows us to better serve customers in longer haul lanes and reduce our investment in fixed assets. Since its inception in 2005, we have expanded our intermodal business by growing our fleet to approximately 8,700 intermodal containers as of December 31, 2013. During 2013, we did not add any containers to our fleet as our focus was to increase the utilization of our existing container fleet before adding additional capacity. We believe we have the capabilities to grow our volume by 10%-20% without adding additional containers. We will monitor our volume growth in 2014 and plan to add containers in the latter half of the year if necessary. We have favorable intermodal agreements with most major North American rail carriers, which have helped increase our volumes through more competitive pricing. We also expanded our intermodal service with a rail provider to transport goods into and out of Mexico.

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

•
Temperature-controlled. With the acquisition of Central Refrigerated we are now able to compete in the over-the-road temperature-controlled business to complement our dedicated temperature-controlled and our over-the-road dry van service offerings. Growth in the temperature-controlled market has outpaced that of the dry van market over the past ten years, and many of our current customers have a need for this service. Prior to the acquisition, Central was the fifth largest provider of temperature-controlled service in the U.S. We believe this scale and our ability to penetrate our existing customer base will provide us future opportunities in this growing market.

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

•
Increase asset productivity and return on capital. Because of our size and operating leverage, even small improvements in our asset productivity and yield can have a significant impact on our operating results. We believe we have a substantial opportunity to improve the productivity and yield of our existing assets through the following measures:

•	maintaining discipline regarding the timing and extent of company tractor fleet growth based on availability of high-quality freight;
•	integrating systems and improving processes to achieve more efficient utilization of our tractors, trailers, and drivers’ available hours of service;
•	increasing company tractor utilization through measures such as equipment pools, relays, and team drivers;
•	increasing the percentage of our trucking capacity provided by owner-operators, who generally produce higher weekly trucking revenue per tractor than average company drivers; and
•	eliminating unproductive assets as necessary, thereby improving our return on capital.

•	Continue to focus on efficiency and cost control. We presently have ongoing efforts in the following areas that we expect will yield benefits in future periods:

•	managing the flow of our tractor capacity through our network to balance freight flows and reduce deadhead miles;
•	improving driver satisfaction to improve performance and reduce attrition costs; and
•	reducing waste in shop methods and procedures and in other administrative processes.

•
Pursue selected acquisitions. In addition to expanding our company tractor fleet through organic growth, and to take advantage of opportunities to add complementary operations, we expect to pursue selected acquisitions. We operate in a highly fragmented and consolidating industry where we believe the size and scope of our operations afford us significant competitive advantages. Acquisitions can provide us an opportunity to expand our fleet with customer revenue and drivers already in place. In our history, we have completed 13 acquisitions, including Central in 2013, most of which were immediately integrated into our existing business. Given our size in relation to most competitors, we expect most future acquisitions to be integrated quickly.

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
Our Reportable Segments and Operations
We strive to provide what we believe are timely, efficient, safe, and cost effective transportation solutions that help our customers better manage their transportation needs. Subsequent to the acquisition of Central, our chief operating decision makers concluded they will evaluate the performance of Central separately from the three reportable segments that predated the Central Acquisition.
Our four reportable operating segments consist of Truckload, Dedicated, Central Refrigerated and Intermodal:

•
Truckload. Our Truckload segment consists of one-way movements over irregular routes throughout the United States, Mexico and Canada. This service utilizes both company and owner-operator tractors with dry van, flatbed, as well as specialized trailing equipment. Our growing cross-border, Mexico truckload business includes service through Trans-Mex, our wholly-owned subsidiary, which is one of the largest trucking companies in Mexico. Our Mexican operations primarily haul through commercial border crossings from Laredo, Texas westward to California. Through Trans-Mex, we can move freight efficiently across the U.S.-Mexico border, and our integrated systems allow customers to track their goods from origin to destination. Our revenue from Mexican operations was approximately $93 million, $82 million, and $76 million for the years ended December 31, 2013, 2012, and 2011, respectively, in each case prior to intersegment eliminations. As of December 31, 2013 and 2012, the total U.S. dollar book value of our Mexico operations long-lived assets was approximately $56 million and $51 million, respectively.

•
Dedicated. Through our Dedicated segment, we devote use of equipment and offer tailored solutions under long-term contracts. Our Dedicated operations use our terminal network, operating systems, and for-hire freight volumes to source backhaul opportunities to improve our asset utilization and reduce deadhead miles. In our Dedicated operations, we typically provide transportation professionals on-site at each customer’s facilities and have a centralized team of transportation engineers to design transportation solutions to support private fleet conversions and/or develop optimal solutions for customers’ transportation requirements.

•
Central Refrigerated. Our Central Refrigerated segment consists primarily of shipments for customers that require temperature-controlled trailers and represents the core operations of Central Refrigerated. These shipments include one-way movements over irregular routes, dedicated truck operations, as well as a small number of intermodal trailer on flat car, or TOFC, and third party logistics loads.

•
Intermodal. Our Intermodal segment includes revenue generated by moving freight over the rail in our containers or other trailing equipment, combined with revenue for drayage to transport loads between the railheads and customer locations and requires lower tractor investment than general truckload service, making it one of our less asset-intensive businesses. We offer these products to and from 59 active rail ramps located across North America. We operate our own drayage fleet and have contracts with third party drayage operators across North America.

•
Other businesses. Our other nonreportable segments are comprised of our freight brokerage and logistics management services, IEL, insurance and shops. Through our freight brokerage and logistics management services, we offer our transportation management expertise and/or arrange for other trucking companies to haul freight that does not fit our network, earning us a revenue share with little capital investment. Our freight brokerage and logistics management services enable us to offer capacity to meet seasonal demands and surges. In addition to the services referenced above, our services include offering tractor leasing arrangements through IEL to owner-operators, underwriting insurance through our captive insurance companies, and providing repair services through our maintenance and repair shops to owner-operators and other third parties.

The following table sets forth, for the periods indicated, revenue by reportable segment expressed as a percentage of total operating revenue:

	Approximate Percentage of Total Operating Revenue
	2013	2012	2011
Truckload	56%	58%	62%
Dedicated	18%	18%	17%
Central Refrigerated	13%	12%	12%
Intermodal	9%	8%	5%
Subtotal	96%	96%	96%
Nonreportable segments	5%	5%	5%
Intersegment eliminations	(1)%	(1)%	(1)%
Consolidated operating revenue	100%	100%	100%
Additional information regarding our reportable segments is provided in Management’s Discussion and Analysis and the notes to our consolidated financial statements in this Annual Report in "Notes to Consolidated Financial Statements, Note 29 Segment Information."
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
We concentrate our marketing efforts on cross-selling our extensive suite of services we provide to existing customers, as well as on establishing new customers with shipment needs that complement our terminal network and existing routes. At December 31, 2013, we had a sales staff of approximately 60 individuals across the United States and Mexico, who work closely with senior management to establish and expand accounts.
For the years ended December 31, 2013, 2012, and 2011, respectively, our top 25 customers generated approximately 48%, 49%, and 46% of our total revenue, and our top 200 customers accounted for approximately 83%, 83%, and 80% of our total revenue. Wal-Mart, our largest customer, and a customer we have had for over 20 years, accounted for approximately 11%, 11%, and 10% of our operating revenue for the years ended December 31, 2013, 2012, and 2011, respectively. No other customer accounted for more than 10% of our operating revenue during any of the three years ended December 31, 2013, 2012, and 2011.
Revenue Equipment
We operate a modern company tractor fleet to help attract and retain drivers, promote safe operations, and reduce maintenance and repair costs. We believe our modern fleet offers at least four key advantages over competitors with older fleets. First, newer tractors typically have lower operating costs. Second, newer tractors require fewer repairs and are available for dispatch more of the time. Third, newer tractors typically are more attractive to drivers. Fourth, we believe many competitors that allowed their fleets to age excessively will face a deferred capital expenditure spike accompanied by difficulty in replacing their tractors because new tractor prices have increased, the value received for the old tractors will be low, and financing sources have diminished. The following table shows the age of our owned and leased tractors and trailers as of December 31, 2013:

Model Year	Tractors(1)	Trailers
2014	3,454	4,551
2013	2,951	4,564
2012	2,591	3,760
2011	959	3,213
2010	412	142
2009	1,177	4,794
2008	582	2,034
2007	112	304
2006	122	5,380
2005	152	1,563
2004	75	1,373
2003 and prior	179	25,632
Total	12,766	57,310
_______________

(1)	Excludes 5,195 owner-operator tractors.
We typically purchase tractors and trailers manufactured to our specifications. We follow a comprehensive maintenance program designed to reduce downtime and enhance the resale value of our equipment. In addition to our major maintenance facilities in Phoenix, Arizona, Memphis, Tennessee, Greer, South Carolina and West Valley City, Utah, we perform routine servicing and maintenance of our equipment at most of our regional terminal facilities, in an effort to avoid costly on-road repairs and deadhead miles. The contracts governing our equipment purchases typically contain specifications of equipment, projected delivery dates, warranty terms, and trade or return conditions, and are typically cancelable upon 60 to 90 days notice without penalty.
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
We invest in sophisticated technologies and systems that allow us to increase the utilization of our assets and our operating efficiency, improve customer satisfaction, and communicate critical information to our drivers. In virtually all of our trucks, we have installed Qualcommtm onboard, two-way satellite communication systems. This communication system links drivers to regional terminals and corporate headquarters, allowing us to alter routes rapidly in response to customer requirements and weather conditions and to eliminate the need for driver detours to report problems or delays. This system allows drivers to inform dispatchers and driver leaders of the status of routing, loading and unloading, or the need for emergency repairs. We believe our customers, our drivers, and our company benefit from this investment through service-oriented items such as on-time deliveries, continuous tracking of loads, updating of customer commitments, rapid in-cab communication of routing, fueling, and delivery instructions, and our integrated service offerings that support a paperless, electronic environment from tender of loads to collection of accounts. Virtually all our trucks are equipped with the Qualcomm MCP-200, which provides additional benefits such as electronic, on-board recorders, text-to-voice messaging, and turn-by-turn directions designed specifically for our industry, and video streaming to enhance communications with our drivers. Based on our initial testing we have found that the link between the electronic, on-board recorders and our planning systems have afforded us additional productivity as we are able to more efficiently plan and dispatch our drivers to utilize more of their available driving hours. In addition, other features of the device, such as, text-to-voice messaging and turn-by-turn directions, have also helped to improve productivity, safety and driver satisfaction. We reduce costs through programs that manage equipment maintenance, select fuel purchasing locations in our nationwide network of terminals and approved truck stops, and inform us of inefficient or undesirable driving behaviors that are monitored and reported through electronic engine sensors. We believe our technologies and systems are superior to those employed by most of our smaller competitors.

Our trailers and containers are equipped with trailer-tracking devices, which allow us, via satellite, to monitor locations of empty and loaded equipment, as well as to receive notification if a unit is moved outside of the electronic geofence encasing each piece of equipment. This enables us to more efficiently utilize equipment, by identifying unused units, and enhances our ability to charge for units detained by customers. This technology has enabled us to reduce theft as well as to locate units hijacked with merchandise on board.
Employees
The strength of our company is our people, working together with a common goal. As of December 31, 2013, we employed approximately 19,600 employees, of whom approximately 14,700 were drivers (including driver trainees), 1,600 were technicians and other equipment maintenance personnel, and the balance were support personnel, such as corporate managers and sales and administrative personnel. As of December 31, 2013, our 846 Trans-Mex drivers in Mexico were our only employees represented by a union.
Terminal staff
Our larger terminals are staffed with terminal leaders, fleet leaders, driver leaders, planners, safety coordinators and customer service representatives. Our terminal leaders work with driver leaders, customer service representatives, and other operations personnel to coordinate the needs of both our customers and our drivers. Terminal leaders also are responsible for soliciting new customers and serving existing customers in their areas. Each fleet leader supervises approximately five driver leaders at our larger terminals. Each driver leader is responsible for the general operation of approximately 40 trucks and their drivers, focusing on driver retention, productivity per truck, routing, fuel consumption and efficiency, safety, and scheduled maintenance. Customer service representatives are assigned specific customers to ensure specialized, high-quality service and frequent customer contact.
Company drivers
All of our drivers must meet specific guidelines relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug and alcohol testing. Upon being hired, drivers are to be trained in our policies and operations, safety techniques, and fuel-efficient operation of the equipment. All new drivers must pass a safety test and have a current Commercial Driver’s License, or CDL. In addition, we have ongoing driver efficiency and safety programs to ensure that our drivers comply with our safety procedures.
Senior management is actively involved in the development and retention of drivers. Recognizing the continuing need for qualified drivers, we have established five driver training academies across the U.S. Our academies are strategically located in areas where external driver-training organizations are lacking. In other areas of the U.S., we have contracted with driver-training schools, which are managed by outside organizations such as local community colleges. Candidates for the schools must be at least 21 years old with a minimum of a high school education or equivalent, pass a basic skills test, and pass the Department of Transportation, or DOT, physical examination, which includes drug and alcohol screening. Students are required to complete three weeks of instructor-led study/training and then spend a minimum of 240 behind-the-wheel hours, driving with an experienced trainer.
In order to attract and retain qualified drivers and promote safe operations, we purchase high quality tractors equipped with optional comfort and safety features, such as air ride suspension, air conditioning, high quality interiors, power steering, engine brakes, and raised-roof double-sleeper cabs. We base our drivers at terminals and monitor each driver’s location on our computer system. We use this information to schedule the routing for our drivers so they can return home regularly. The majority of company drivers are compensated based on industry standard dispatched miles, loading/unloading, and number of stops or deliveries, plus bonuses. The driver’s base pay per mile increases with the driver’s length of experience, as augmented by the ranking system described below. Drivers employed by us are eligible to participate in company-sponsored health, life, and dental insurance plans and are eligible to participate in our 401(k) plan and employee stock purchase plan, in each case, subject to customary enrollment terms.
We believe our driver-training programs, driver compensation, regionalized operations, trailer tracking, and late-model equipment provide important incentives to attract and retain qualified drivers. We have made a concerted effort to reduce the level of driver turnover and increase our driver satisfaction. We have recently implemented a driver ranking program that ranks drivers into five categories based on criteria for safety, legal operation, customer service, and number of miles driven. The higher rankings provide drivers with additional benefits and/or privileges, such as special recognition, the ability to self-select freight, and the opportunity for increased pay. We monitor the effectiveness of our driver programs by measuring driver turnover and actively addressing issues that may cause driver turnover to increase.
Owner-Operators
In addition to the company drivers we employ, we enter into contracts with owner-operators. Owner-operators operate their own tractors (although some employ drivers they hire) and provide their services to us under contractual arrangements. They are responsible for most ownership and operating expenses and are compensated by us primarily on a rate per mile basis. By operating safely and productively, owner-operators can improve their own profitability and ours. We believe that our owner-operator fleet provides significant advantages that primarily arise from the motivation of business ownership. Owner-operators tend to be more experienced, produce more miles-per-truck per-week, and have fewer accidents-per-million miles than average company drivers, thus providing better profitability and financial returns. As of December 31, 2013, owner-operators comprised approximately 29% of our total fleet, as measured by tractor count.
We offer tractor financing to independent owner-operators through our financing subsidiaries. Our financing subsidiaries generally lease premium equipment from the original equipment manufacturers and sublease the equipment to owner-operators. The owner-operators are qualified based on their driving and safety records. In our experience, we have lower turnover among owner-operators who obtain their financing through our financing subsidiaries than with our other owner-operators and our company drivers. In the event of default, our financing subsidiaries have the option to re-take possession of the tractor and sublease it to a replacement owner-operator.
Owner-operators may also procure maintenance services at our in-house shops and fuel at our terminals. We provide these services to our owner-operators conveniently at competitive and attractive prices.
Safety and Insurance
We take pride in our safety-oriented culture and maintain an active safety and loss-prevention program at each of our terminals. We have terminal and regional safety management personnel who focus on loss prevention for their designated facilities. We also equip our tractors with many safety features, such as roll-over stability devices and critical-event recorders, to help prevent, or reduce the severity of, accidents.
We self-insure for a significant portion of our claims exposure and related expenses. We currently carry six main types of insurance, which generally have the following self-insured retention amounts, maximum benefits per claim, and other limitations:

•
automobile liability, general liability, and excess liability - $200.0 million of coverage per occurrence beginning November 1, 2010 and $150.0 million through October 31, 2010, subject to a $10.0 million per-occurrence, self-insured retention;

•	cargo damage and loss - $2.0 million limit per truck or trailer with a $10.0 million limit per occurrence; provided that there is a $250,000 limit for tobacco loads and a $250,000 deductible;
•	property and catastrophic physical damage - $150.0 million limit for property and $100.0 million limit for vehicle damage, excluding over the road exposures, subject to a $1.0 million deductible;
•
workers’ compensation/employers liability - statutory coverage limits; employers liability of $1.0 million bodily injury by accident and disease, subject to a $5.0 million self-insured retention for each accident or disease;

•
employment practices liability - primary policy with a $10.0 million limit subject to a $2.5 million self-insured retention; we also have an excess liability policy that provides coverage for the next $17.5 million of liability for a total coverage limit of $27.5 million; and

•
health care - $500,000 specific deductible with an aggregating individual deductible of $150,000 beginning January 1, 2013, of each employee health care claim and maintain commercial insurance for the balance.

We insure certain casualty risks through our wholly-owned captive insurance subsidiary, Mohave Transportation Insurance Company, or Mohave. In addition to insuring a proportionate share of our corporate casualty risk, Mohave provides reinsurance coverage to third party insurance companies associated with our affiliated companies’ owner-operators. Mohave provides reinsurance associated with a share of our automobile liability risk. In February 2010, we initiated operations of a second captive insurance subsidiary, Red Rock Risk Retention Group, Inc., or Red Rock. Red Rock insures a share of our automobile liability risk.
While under dispatch and our operating authority, our owner-operators are covered by our liability coverage and self-insurance retention limits. However, each is responsible for physical damage to his or her own equipment, occupational accident coverage, liability exposure while the truck is used for non-company purposes, and, in the case of fleet operators, any applicable workers’ compensation requirements for their employees.
We regulate the speed of our company tractors to a maximum of 62 miles per hour and for safety reasons have adopted a speed limit of 68 miles per hour for owner-operator tractors through their contractual terms with us. These adopted speed limits are below the limits established by statute in many states. We believe our adopted speed limits for Company drivers reduce the frequency and severity of accidents, enhance fuel efficiency, and reduce maintenance expense, when compared to operating without our imposed speed limits. Substantially all of our company tractors are equipped with electronically-controlled engines that are set to limit the speed of the vehicle.
Fuel
We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies and reduce our fuel costs. In 2013, we purchased 13.6% of our fuel in bulk at 39 Swift and dedicated customer locations across the United States and Mexico and substantially all of the rest of our fuel through a network of retail truck stops with which we have negotiated volume purchasing discounts. The volumes we purchase at terminals and through the fuel network vary based on procurement costs and other factors. We seek to reduce our fuel costs by routing our drivers to truck stops when fuel prices at such stops are cheaper than the bulk rate paid for fuel at our terminals. We store fuel in underground storage tanks at three of our bulk fueling terminals and in above-ground storage tanks at our other bulk fueling terminals. We believe that we are in substantial compliance with applicable environmental laws and regulations relating to the storage and dispensing of fuel.

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
Seasonality
In the transportation industry, results of operations generally show a seasonal pattern. As customers ramp up for the holiday season at year-end, the late third and fourth quarters have historically been our strongest volume quarters. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter for us than the other three quarters. In 2013, 2012 and 2011 as we have seen in recent years, the macro consumer buying patterns combined with shippers’ supply chain management, which historically contributed to the fourth quarter “peak” season, continued to evolve. As a result, our fourth quarter 2013, 2012 and 2011 volumes were more evenly disbursed throughout the quarter rather than peaking early in the quarter. In the Eastern and Midwestern United States, and to a lesser extent in the Western United States, during the winter season, our equipment utilization typically declines and our operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather conditions can cause higher accident frequency, increased claims, and more equipment repairs. Our revenue also may be affected by bad weather and holidays as a result of curtailed operations or vacation shutdowns, because our revenue is directly related to available working days of shippers. From time to time, we also suffer short-term impacts from weather-related events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could harm our results of operations or make our results of operations more volatile.
Regulation
Our operations are regulated and licensed by various government agencies in the United States, Mexico, and Canada. Our company drivers and owner-operators must comply with the safety and fitness regulations of the DOT, including those relating to drug- and alcohol-testing and hours-of-service. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel, emissions, hours-of-service, driver eligibility requirements, on-board reporting of operations, ergonomics, and other matters affecting safety or operating methods. Other agencies, such as the Environmental Protection Agency, or EPA, and DHS, also regulate our equipment, operations, and drivers.
The DOT, through FMCSA, imposes safety and fitness regulations on the Company and our drivers. In December 2011, FMCSA released its final rule on hours-of-service, which retained the current 11 hour daily driving time limit, reduced the maximum number of hours a truck driver can work within a week from 82 hours to 70 hours and expanded the 34-hour restart provision to require any restart period to include two consecutive nighttime periods from 1:00 a.m. to 5:00 a.m. Additionally, the final rule limits the number of consecutive driving hours a truck driver can work to eight hours before requiring the driver to take a 30 minute break. These rules went into affect July 1, 2013.
In 2010, FMCSA introduced a new enforcement and compliance model that will rank both fleets and individual drivers on seven categories of safety-related data and will eventually replace the current Safety Status measurement system, or SafeStat. The seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories, or BASICs, include Unsafe Driving, Fatigued Driving (hours-of-service), Driver Fitness, Controlled Substances/Alcohol, Vehicle Maintenance, Cargo-Related, and Crash Indicator. In 2012, FMCSA modified several BASICs categories by moving certain violations previously classified within the Cargo-Related category to the Vehicle Maintenance category and simultaneously renamed the Cargo-Related category to Hazardous Materials Compliance category, which identifies hazardous material related safety and compliance problems. There is currently no proposed rulemaking with respect to BASICs. Delays already have taken place in the implementation and effective dates. Despite these delays, certain BASICs information has been published and made available to carriers and the public. Based on these publically disclosed results, our CSA rankings score us in the acceptable level in the safety-related categories, although these scores are under continuous evaluation and may be subject to change by FMCSA.
Although certain BASICs information has been made available to carriers and the public, the current SafeStat safety rating measurement system remains in effect until final rules for BASICs are adopted. We currently have a satisfactory SafeStat DOT rating, which is the best available rating under the current safety rating scale. FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. Under the revised rating system being considered by FMCSA, our safety rating would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.
On July 6, 2012, Congress passed into law the Moving Ahead for Progress in the 21st Century bill. Included in the new highway bill is a provision that mandates electronic logging devices, or ELDs, in commercial motor vehicles, or CMVs. The provision tasks the DOT with issuing regulations to require the use of ELDs for the purpose of recording hours-of-service in CMVs. During 2012, FMCSA published a Supplemental Notice of Proposed rulemaking announcing its plan to proceed with the Electronic On-Board Recorders and Hours-of-Service Supporting Documents rulemaking. As noted under the heading “Revenue Equipment”

above, we have already installed Qualcomm units in our tractors, which include electronic, on-board recorders, in conjunction with our efforts to improve efficiency and communications with drivers and owner-operators.
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
On November 14, 2011, the NHTSA and the EPA finalized regulations that regulate fuel efficiency and greenhouse gas emissions beginning in 2014. The state of California has adopted its own regulations, including requiring new performance requirements for diesel trucks, with targets to be met between 2011 and 2023, implementing its own trailer regulations, which require all 53-foot or longer box-type trailers (dry vans and refrigerated vans) that operate at least some of the time in California (no matter where they are registered) to meet specific aerodynamic and tire efficiency requirements when operating in California and requiring operators of refrigerated trailers to comply with emission standards and to register certain trailers with the California Air Resources Board. Additionally, beginning January 1, 2010, 2011 model year and newer 53-foot or longer box-type trailers subject to the California regulations were required to be either SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved, aerodynamic technologies. Beginning December 31, 2012, pre-2011 model year 53-foot or longer box-type trailers (with the exception of certain 2003 to 2008 refrigerated van trailers) must meet the same requirements as 2011 model year and newer trailers or have prepared and submitted a compliance plan, based on fleet size, that allows them to phase in their compliance over time. Compliance requirements for 2003 to 2008 refrigerated van trailers will be phased in between 2017 and 2019. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals, including certain states and municipalities which continue to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions.
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
The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a negative impact on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:

•	recessionary economic cycles, such as the period from 2007 to 2009;
•	changes in customers’ inventory levels, including shrinking product/package sizes, and in the availability of funding for their working capital;
•	excess tractor capacity in comparison with shipping demand; and
•	downturns in customers’ business cycles.
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
Our operating segments compete with many truckload carriers and, to a lesser extent, with less-than-truckload carriers, or LTL, railroads, and third-party logistics, brokerage, freight forwarding, and other transportation companies. Additionally, some of our customers may utilize their own private fleets rather than outsourcing loads to us. Some of our competitors may have greater access to equipment, a wider range of services, greater capital resources, less indebtedness, or other competitive advantages. Numerous competitive factors could impair our ability to maintain or improve our profitability. These factors include the following:

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
For the year ended December 31, 2013, our top 25 customers, based on revenue, accounted for approximately 48% of our revenue; our top 10 customers, approximately 34% of our revenue; our top 5 customers, approximately 25% of our revenue; and our largest customer, Wal-Mart, approximately 11% of our revenue. A substantial portion of our freight is from customers in the retail and discount retail sales industries. As such, our volumes are largely dependent on consumer spending and retail sales and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration.
Economic conditions and capital markets may adversely affect our customers and their ability to remain solvent. Our customers’ financial difficulties can negatively impact our results of operations and financial condition if they were to delay or default on their payments to us. Generally, other than our Dedicated segment, we do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot assure you that our customer relationships will continue as presently in effect. Our Dedicated segment is generally subject to longer term written contracts than our Truckload segment business; however, certain of these contracts contain cancellation clauses and there is no assurance any of our customers, including our Dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. A reduction in or termination of our services by one or more of our major customers, including our Dedicated segment customers, could have a material adverse effect on our business and operating results.
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
We self-insure a significant portion of our claims exposure and related expenses related to cargo loss, employee medical expense, bodily injury, workers’ compensation, and property damage and maintain insurance with insurance companies above our limits of self-insurance. Our substantial self-insured retention of $10.0 million for bodily injury and property damage per occurrence and up to $5.0 million per occurrence for workers’ compensation claims can make our insurance and claims expense higher or more volatile. Additionally, with respect to our third-party insurance, we face the risk of carriers or underwriters leaving the trucking sector, which may materially increase our insurance costs or make insurance in excess of our self-insured retention more difficult to find, as well as increase our collateral requirements.
We accrue the costs of the uninsured portion of pending claims based on estimates derived from our evaluation of the nature and severity of individual claims and an estimate of future claims development based upon historical claims development trends. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of legal costs, claims that have been incurred but not reported and a number of uncertainties, including the inherent difficulty in estimating the severity of the claim and the potential judgment or settlement amount to dispose of the claim. Due to our high self-insured amounts, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if our estimates are revised or the claims ultimately prove to be more severe than originally assessed. Although we endeavor to limit our exposure arising with respect to such claims, we also may have exposure if carrier subcontractors under our brokerage operations are inadequately insured for any accident.
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
We insure a significant portion of our risk through our captive insurance companies, Mohave and Red Rock. In addition to insuring portions of our own risk, Mohave provides reinsurance coverage to third party insurance companies associated with our affiliated companies' owner-operators. Red Rock insures a share of our automobile liability risk. The insurance and reinsurance markets are subject to market pressures. Our captive insurance companies’ abilities or needs to access the reinsurance markets may involve the retention of additional risk, which could expose us to volatility in claims expenses. Additionally, an increase in the number or severity of claims for which we insure could adversely impact our results of operations.
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
State authorities regulate our captive insurance companies in the states in which they do business. These regulations generally provide protection to policy holders rather than stockholders. The nature and extent of these regulations typically involve items such as: approval of premium rates for insurance, standards of solvency and minimum amounts of statutory capital surplus that must be maintained, limitations on types and amounts of investments, regulation of dividend payments and other transactions between affiliates, regulation of reinsurance, regulation of underwriting and marketing practices, approval of policy forms, methods of accounting, and filing of annual and other reports with respect to financial condition and other matters. These regulations may increase our costs of regulatory compliance, limit our ability to change premiums, restrict our ability to access cash held in our captive insurance companies, and otherwise impede our ability to take actions we deem advisable.
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
We, through our financing subsidiaries, offer financing to certain of our owner-operators purchasing tractors from us. If we are unable to provide such financing in the future, due to liquidity constraints or other restrictions, we may experience a decrease in the number of owner-operators available to us. Further, if owner-operators operating the tractors we finance default under or otherwise terminate the financing arrangement and we are unable to find a replacement owner-operator, we may incur losses on amounts owed to us with respect to the tractor in addition to any losses we may incur as a result of idling the tractor.
During times of increased economic activity, we face heightened competition for owner-operators from other carriers. If we cannot continue to attract sufficient owner-operators, or it becomes economically difficult for owner-operators to survive, we may not achieve our goal of increasing the percentage of our capacity contracted out to owner-operators.
Pursuant to the owner-operator fuel reimbursement program, we share all increases in fuel costs above a certain level to help our owner-operators offset additional increases in fuel prices. A significant increase or rapid fluctuation in fuel prices could significantly increase our purchased transportation costs due to reimbursement rates under our fuel reimbursement program becoming higher than the benefits received by us under our fuel surcharge programs with our customers.
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
Tax and other regulatory authorities have in the past sought to assert that owner-operators in the trucking industry are employees rather than independent contractors. Proposed federal legislation would make it easier for tax and other authorities to reclassify independent contractors as employees. Proposed legislation introduced in April 2010 would, among other things, increase the recordkeeping requirements for companies that engage independent contractors and heighten the penalties of employers who misclassify individuals and are found to have violated overtime and/or wage requirements. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of owner-operators as employees would help states achieve this objective. Further, class actions and other lawsuits have been filed against us and others in our industry seeking to reclassify owner-operators as employees for a variety of purposes, including workers’ compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If our owner-operators are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including possibly for prior periods, as well as potential liability for employee benefits and tax withholdings.
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
Pursuant to our second amended and restated securities trading policy, our board of directors have limited the right of employees or directors, including Mr. Moyes and the Moyes Affiliates, to pledge more than 20% of their family holdings to secure margin loans through June 30, 2014. Effective July 1, 2014, the limitation on margin pledging is reduced to 15% of their family holdings and effective July 1, 2015, the limitation on margin pledging is reduced to 10% of holdings. In July 2011 and December 2011, Cactus Holding Company II, LLC, an entity controlled by Mr. Moyes, pledged on margin 12,023,343 shares of Class B common stock as collateral for personal loan arrangements entered into by Cactus Holding Company II, LLC and relating to Mr. Moyes. In connection with the December 2011 loan and margin pledge of Class B shares as collateral, Cactus Holding Company II, LLC converted 6,553,253 of the 12,023,343 pledged shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Throughout 2012, the Moyes Affiliates converted an additional 1,068,224 shares of Class B common stock to Class A common stock and sold 4,831,878 of these pledged Class A shares to a counter-party pursuant to a Sale and Repurchase Agreement with a full recourse obligation to repurchase the securities at the same price on the fourth anniversary of sale. These margin pledges could cause Mr. Moyes’ interest to conflict with the interests of our other stockholders and could result in the future sale of such shares. Such sales could adversely affect the trading price or otherwise disrupt the market for our Class A common stock.
In addition to the shares that are allowed to be pledged on margin pursuant to our second amended and restated securities trading policy, on October 29, 2013, an affiliate of Mr. Moyes (“M Capital II”) entered into a variable prepaid forward contract (the “VPF Contract”) with Citibank, N.A. (“Citibank”) that was intended to facilitate settlement of the mandatory common exchange securities (“2010 METS”) issued in 2010 by an unaffiliated trust concurrently with the Company’s IPO, which was required to be settled with shares of the Company’s Class A common stock, or cash, on December 31, 2013. This transaction (the “VPF Transaction”) effectively replaced the 2010 METS with the VPF Contract and allowed the parties to the 2010 METS transaction to satisfy their obligations under the 2010 METS (as contemplated by their terms) without reducing the number of shares owned by these parties. The VPF Transaction will also allow Mr. Moyes and certain of his affiliates, through their ownership of M Capital II, to participate in future price appreciation of the Company’s Common Stock, and retain the voting power of the shares collateralized to secure the VPF Contract as described below.
Under the VPF Contract, M Capital II is obligated to deliver to Citibank a variable amount of stock or cash during two twenty trading day periods beginning on January 4, 2016, and July 5, 2016, respectively.  In connection with the VPF Transaction, 25,994,016 shares of Class B Common Stock are collateralized by Citibank to secure M Capital II’s obligations under the VPF Contract.  As these shares are not pledged to secure a loan on margin, they are not subject to the current 20% limitation discussed above.  Although M Capital II may settle its obligations to Citibank in cash, any or all of the collateralized shares could be converted into Class A common stock and delivered on such dates to settle such obligations. Such transfers of our common stock, or the perception that they may occur, may have an adverse effect on the trading price of our Class A common stock and may create conflicts of interests for Mr. Moyes.
Mr. Moyes, our Chief Executive Officer, has substantial ownership interests in and guarantees related to several other businesses and real estate investments, which may expose Mr. Moyes to significant lawsuits or liabilities.
In addition to being our Chief Executive Officer and principal stockholder, Mr. Moyes is the principal stakeholder of, and serves as chairman of the board of directors of SME Industries, Inc., a steel erection and fabrication company, Southwest Premier Properties, L.L.C. a real estate management company, and is involved in other business endeavors in a variety of industries and has made substantial real estate investments. Although Mr. Moyes devotes the substantial majority of his time to his role as Chief Executive Officer of Swift, the breadth of Mr. Moyes’ other interests may place competing demands on his time and attention.
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
Our intermodal business utilizes railroads and some third-party drayage carriers to transport freight for our customers. In most markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads with which we have or in the future may have relationships could reduce or eliminate our ability to provide intermodal services in certain traffic lanes and is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness, and overall attractiveness of our rail-based services. Furthermore, railroads increase shipping rates as market conditions permit. Price increases could result in higher costs to our customers and negatively impact the demand for our intermodal services. In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, or obtain multiple providers, which could limit our ability to provide this service.
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
Historically, a key component of our growth strategy has been to pursue acquisitions of complementary businesses. Recently, we acquired Central. The acquisition of Central and our related integration of Central into our organization may negatively impact our business, financial condition, and results of operations because:

•	the business may not achieve anticipated revenue, earnings, or cash flows;
•	we may assume the liabilities that were not disclosed to us or otherwise exceed our estimates;
•
we may be unable to integrate Central successfully and realize the anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;

•	the Central acquisition could disrupt our ongoing business, distract our management, and divert our resources;
•	we have limited experience in the refrigerated market and may experience difficulties operating in this market; and
•	there is a potential for loss of customers, employees, and drivers of Central.
Although we currently do not have any additional acquisition plans, we expect to consider acquisitions from time to time in the future. If we succeed in consummating future acquisitions, our business, financial condition, and results of operations, may be negatively affected for reasons similar to those described above. In addition, we may incur indebtedness or issue additional shares of stock in connection with any acquisitions.
Our acquisition of Central Refrigerated may be contested by our stockholders.
A Swift stockholder served a books and records demand (“Demand”) upon the Company pursuant to 8 Delaware Code Section 220. The purpose of the Demand is to investigate whether or not there were any breaches of fiduciary duties and mismanagement by Swift’s Board of Directors or officers in connection with our acquisition of Central Refrigerated and whether the price and other terms of the transaction were fair to the Company and its stockholders, or resulted in the unjust enrichment of Jerry Moyes (the majority owner of Central Refrigerated). Although no lawsuit or other legal proceedings have been initiated, the Demand may be used in support of a stockholder lawsuit to contest the fairness of Swift’s acquisition of Central Refrigerated to the Company Class A stockholders. Such a lawsuit could result in significant expense and have an adverse impact on our stock price.
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
As of December 31, 2013, we had recorded goodwill of $253.3 million and certain indefinite-lived intangible assets of $181.0 million primarily as a result of the 2007 Transactions. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In accordance with Financial Accounting Standards Board Accounting Standards Codification, ASC Topic 350, “Intangibles - Goodwill and Other,” or ASC Topic 350, we test goodwill and indefinite-lived intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Any excess in carrying value over the estimated fair value is charged to our results of operations. Our evaluations in 2013, 2012 and 2011 produced no indication of impairment of our goodwill or indefinite-lived intangible assets. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.
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
As of December 31, 2013, we have approximately 88.4 million outstanding shares of Class A common stock, assuming no exercise of options outstanding as of the date of this report and approximately 52.4 million outstanding shares of Class B common stock, which are convertible into an equal number of shares of Class A common stock. All of the Class A shares are freely tradable, except that any shares owned by “affiliates” (as that term is defined in Rule 144 under the Securities Act), only may be sold in compliance with the limitations described in Rule 144 under the Securities Act.
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
Under the VPF Contract, M Capital II is obligated to deliver to Citibank a variable amount of stock or cash during two twenty trading day periods beginning on January 4, 2016, and July 5, 2016, respectively.  In connection with the VPF Transaction, 25,994,016 shares of Class B Common Stock are collateralized by Citibank to secure M Capital II’s obligations under the VPF Contract. Although M Capital II may settle its obligations to Citibank in cash, any or all of the collateralized shares could be converted into Class A common stock and delivered on such dates to settle such obligations. Such sales of our common stock, or the perception that they may occur, may have an adverse effect on the trading price of our Class A common stock and may create conflicts of interests for Mr. Moyes.
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
We currently do not anticipate paying cash dividends on our Class A common stock or Class B common stock. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business, the repayment of debt and for general corporate purposes. Any determination to pay dividends and other distributions in cash, stock, or property by Swift in the future will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our senior secured credit facility and the indenture governing our senior second priority secured notes, capital requirements, and other factors.
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
In addition, the indentures for our senior second priority secured notes provide that we may only incur additional indebtedness if, after giving effect to the new incurrence, we meet a minimum fixed charge coverage ratio of 2.00:1.00 or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350 million at any one time outstanding. As of December 31, 2013, we had a fixed charge coverage ratio in excess of 4.00:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing credit arrangements to satisfy our ongoing capital requirements would be limited as noted above.
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
As of December 31, 2013, our total indebtedness outstanding was $1.6 billion. Our high degree of leverage could have important consequences, including:

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
Our Chief Executive Officer, Mr. Moyes, and the Moyes Affiliates beneficially own approximately 39% of our outstanding common stock. Mr. Moyes and the Moyes Affiliates beneficially own 100% of our Class B common stock and approximately 3% of our Class A common stock. On all matters with respect to which our stockholders have a right to vote, including the election of directors, the holders of our Class A common stock are entitled to one vote per share, and the holders of our Class B common stock are entitled to two votes per share. All outstanding shares of Class B common stock are owned by Mr. Moyes and the Moyes Affiliates and are convertible to Class A common stock on a one-for-one basis at the election of the holders thereof or automatically upon transfer to someone other than Mr. Moyes and the Moyes Affiliates. This voting structure gives Mr. Moyes and the Moyes Affiliates approximately 56% of the voting power of all of our outstanding stock. Furthermore, due to our dual class structure, Mr. Moyes and the Moyes Affiliates are able to control all matters submitted to our stockholders for approval even though they own less than 50% of the total outstanding shares of our common stock. This significant concentration of share ownership may adversely affect the trading price for our Class A common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders can exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations, or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if other stockholders perceived that change of control to be beneficial.
Because Mr. Moyes and the Moyes Affiliates control a majority of the voting power of our common stock, we qualify as a “controlled company” as defined by the New York Stock Exchange, or NYSE, and as such, we may elect not to comply with certain corporate governance requirements of such stock exchange. We do not currently intend to utilize these exemptions, but may choose to do so in the future.
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
A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions. Upon the occurrence of an event of default under our senior secured credit facility (including with respect to our maintenance of financial ratios thereunder), the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders would cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. If the lenders under our senior secured credit facility were to accelerate the repayment of borrowings, we might not have sufficient assets to repay all amounts borrowed thereunder as well as our senior second priority secured notes. In addition, our 2013 receivables sale agreement (“2013 RSA”) includes certain restrictive covenants and cross default provisions with respect to our senior secured credit facility and the indentures governing our senior second priority secured notes. Failure to comply with these covenants and provisions may jeopardize our ability to continue to sell receivables under the facility and could negatively impact our liquidity.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters is owned by the Company and situated on approximately 118 acres in the southwestern part of Phoenix, Arizona. Our headquarters consists of a three story administration building with 126,000 square feet of office space; repair and maintenance buildings with 106,000 square feet; a 20,000 square-foot drivers’ center and restaurant; an 8,000 square-foot recruiting and training center; a 6,000 square foot warehouse; a 300 space three-level parking facility; a two-bay truck wash; and an eight-lane fueling facility.
We have terminals throughout the continental United States and Mexico. A terminal may include customer service, marketing, fuel, and repair facilities. We also operate driver training schools in Phoenix, Arizona and several other cities. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet our current needs. From time to time, we may invest in additional facilities to meet the needs of our business as we pursue additional growth. The following table provides information regarding our 40 major terminals in the United States and Mexico, as well as our driving academies and certain other locations:

Location	Owned or Leased	Description of Activities at Location
Western region
Arizona - Phoenix	Owned	Customer Service, Marketing, Administration, Fuel, Repair, Driver Training School
California - Fontana	Owned	Customer Service, Marketing, Fuel
California - Fontana*	Owned	Customer Service, Marketing, Fuel, Repair, Driver Training School
California - Lathrop	Owned	Customer Service, Marketing, Fuel, Repair
California - Mira Loma (Jurupa Valley)	Owned	Fuel, Repair
California - Otay Mesa	Owned	Customer Service, Repair
California - Willows	Owned	Customer Service, Fuel, Repair
Colorado - Denver	Owned	Customer Service, Marketing, Fuel, Repair
Idaho - Lewiston	Owned/Leased	Customer Service, Marketing, Fuel, Repair, Driver Training School
Nevada - Sparks	Owned	Customer Service, Fuel, Repair
New Mexico - Albuquerque	Owned	Customer Service, Fuel, Repair
Oklahoma - Oklahoma City	Owned	Customer Service, Marketing, Fuel, Repair
Oregon - Troutdale	Owned	Under Construction
Oregon - Troutdale	Owned	Customer Service, Marketing, Fuel, Repair
Texas - El Paso	Owned	Customer Service, Marketing, Fuel, Repair
Texas - Houston	Leased	Customer Service, Repair, Fuel
Texas - Lancaster	Owned	Customer Service, Marketing, Fuel, Repair
Texas - Laredo	Owned	Customer Service, Marketing, Fuel, Repair
Texas - Corsicana	Owned	Driver Training School
Utah - Salt Lake City	Owned	Customer Service, Marketing, Fuel, Repair
Utah - West Valley City*	Owned	Customer Service, Marketing, Fuel, Repair
Washington - Sumner	Owned	Customer Service, Marketing, Fuel, Repair
Washington - Pasco*	Leased	Customer Service, Repair
Eastern region
Florida - Ocala	Owned	Customer Service, Marketing, Fuel, Repair
Georgia - Decatur	Owned	Customer Service, Marketing, Fuel, Repair
Georgia - Conley*	Owned	Customer Service, Marketing, Fuel, Repair
Illinois - Manteno	Owned	Customer Service, Fuel, Repair
Illinois - Rochelle*	Owned	Customer Service, Marketing, Repair
Indiana - Gary	Owned	Customer Service, Fuel, Repair
Kansas - Edwardsville	Owned	Customer Service, Marketing, Fuel, Repair
Michigan - New Boston	Owned	Customer Service, Marketing, Fuel, Repair
Minnesota - Inver Grove Heights	Owned	Customer Service, Marketing, Fuel, Repair
New Jersey - Avenel	Owned	Customer Service, Repair
New York - Syracuse	Owned	Customer Service, Marketing, Fuel, Repair
Ohio - Columbus	Owned	Customer Service, Marketing, Fuel, Repair
Pennsylvania - Jonestown	Owned	Customer Service, Fuel, Repair
South Carolina - Greer	Owned	Customer Service, Marketing, Fuel, Repair
South Carolina - Greer	Owned	Repair
Tennessee - Memphis	Owned	Repair
Tennessee - Memphis	Owned	Customer Service, Marketing, Fuel, Repair
Tennessee - Millington	Leased	Driver Training School

Location	Owned or Leased	Description of Activities at Location
Virginia - Richmond	Owned	Customer Service, Marketing, Fuel, Repair, Driver Training School
Wisconsin - Town of Menasha	Owned	Customer Service, Marketing, Fuel, Repair
Mexico
Tamaulipas - Nuevo Laredo	Owned	Customer Service, Marketing, Fuel, Repair
Sonora - Nogales	Owned	Customer Service, Repair
Nuevo Leon - Monterrey	Owned	Customer Service, Administration
State of Mexico- Mexico City	Leased	Customer Service, Administration
* Acquired as part of the acquisition of Central
In addition to the facilities listed above, we own parcels of vacant land as well as several non-operating facilities in various locations around the United States, and we maintain various drop yards throughout the United States and Mexico. As of December 31, 2013, our aggregate monthly rent for all leased properties was approximately $370 thousand with varying terms expiring through December 2017. Substantially all of our owned properties are securing our senior secured credit facility and our senior second priority secured notes.
Item 3. Legal Proceedings
We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.
Information about our legal proceedings is included in Note 16 of the notes to the consolidated financial statements, included in Part II, Item 8, in this Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference herein.
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

	High	Low
Year Ended December 31, 2013
First quarter	$15.67	$9.11
Second quarter	$17.88	$12.75
Third quarter	$20.76	$15.69
Fourth quarter	$23.74	$18.99

Year Ended December 31, 2012
First quarter	$12.82	$8.45
Second quarter	$12.06	$8.80
Third quarter	$9.79	$7.47
Fourth quarter	$9.99	$7.86
On December 31, 2013, there were eight holders of record of our Class A common stock and three holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
There is currently no established trading market for our Class B common stock. As of February 19, 2014, all of our Class B common stock was owned by Mr. Moyes and the Moyes Affiliates, of which 26.0 million shares were collateralized in an unaffiliated trust.
Dividend Policy
We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business, the repayment of debt and for general corporate purposes. Any determination to pay dividends and other distributions in cash, stock, or property by Swift in the future will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our senior secured credit facility and the indenture governing our senior second priority secured notes, capital requirements, and other factors. For further discussion about restrictions on our ability to pay dividends, see Management’s

Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Material Debt Agreements” in this Form 10-K.
Stockholders Return Performance Graph
Our Class A common stock began trading on the NYSE on December 16, 2010. The following graph compares the cumulative yearly total return of stockholders from the closing date of our IPO on December 16, 2010 to December 31, 2013 of our Class A common stock relative to the cumulative total returns of the S&P 500 index and an index of other companies within the trucking industry (Dow Jones U.S. Trucking Total Stock Market Index) over the same period.  The graph assumes that the value of the investment in our Class A common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 16, 2010, and tracks it through December 31, 2013.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/16/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Swift Transportation Company	$100.00	$112.70	$74.23	$79.91	$200.09
S&P 500	$100.00	$106.68	$108.94	$126.37	$167.30
Dow Jones US Trucking TSM	$100.00	$109.29	$102.00	$107.24	$134.84
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

(Dollars in thousands, except per share data)	Year Ended December 31,
	2013	2012	2011	2010	2009
		(Recast)	(Recast)	(Recast)	(Recast)
Consolidated statement of operations data: (1)
Operating revenue	$4,118,195	$3,976,085	$3,778,963	$3,300,543	$2,918,410
Operating income	356,959	351,816	322,036	254,282	137,085
Interest and derivative interest expense (2)	103,386	127,150	165,038	323,985	258,947
Income (loss) before income taxes	256,404	201,701	161,239	(159,730)	(106,397)
Net income (loss) (3)	155,422	140,087	102,747	(116,389)	(411,709)
Diluted earnings (loss) per share (3)	$1.09	$1.00	$0.74	$(1.84)	$(6.85)
Consolidated balance sheet data: (1)
Cash and cash equivalents (excluding restricted cash)	$59,178	$53,596	$80,452	$49,130	$116,187
Net property and equipment	1,447,807	1,397,536	1,404,031	1,408,563	1,421,708
Total assets	2,809,008	2,791,981	2,814,347	2,696,751	2,643,333
Debt:
Securitization of accounts receivable (4)	264,000	204,000	180,000	171,500	—
Revolving line of credit	17,000	2,531	9,037	—	1,900
Long-term debt and obligations under capital leases (including current)	$1,321,820	$1,430,598	$1,673,036	$1,819,243	$2,493,948
Other financial data: (1)
Cash dividends per share (5)	$—	$—	$—	$—	$0.27
Adjusted EBITDA (unaudited) (6)	$615,236	$598,934	$567,637	$518,024	$418,780
Adjusted Operating Ratio (unaudited) (7)	88.8%	88.3%	88.8%	89.2%	93.6%
Adjusted EPS (unaudited) (8)	$1.23	$1.11	$0.84	$0.10	$(0.71)
____________

(1)
On August 6, 2013, Swift Transportation Company ("Swift") acquired all the outstanding capital stock of Central Refrigerated Transportation, Inc. ("Central") in a cash transaction valued at $225 million (the "Acquisition"). Jerry Moyes, the Chief Executive Officer and controlling stockholder of Swift, was the majority shareholder of Central. Given Mr. Moyes's majority ownership in both Swift and Central, the Acquisition is accounted for as a combination of entities under common control, which is similar to the pooling of interest method. Under common control accounting, the historical results of Central have been combined with Swift's. The above consolidated balance sheet, statement of operations and other financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 reflects the combination of the entities as if the Acquisition was effective January 1, 2009.

(2)
Interest expense for the years ended December 31, 2009 and 2010 was primarily based on our previous senior secured term loan with an original aggregate principal amount of $1.72 billion ($1.49 billion on December 21, 2010), our previous senior secured second-priority floating rate notes with an original aggregate principal amount of $240 million ($203.6 million outstanding on December 21, 2010), and our previous 12.50% senior secured second-priority fixed rate notes with an original aggregate principal amount of $595 million ($505.6 million outstanding on December 21, 2010), each from the 2007 Transactions. Derivative interest expense for 2009 and 2010 was primarily based on our previous interest rate swaps related to the debt described in the previous sentence from the 2007 Transactions, which swaps originally totaled $1.28 billion of notional amount ($832 million remaining on December 21, 2010). Our previous senior secured credit facility, the remaining interest rate swaps, and substantially all of our previous senior secured second-priority fixed and floating rate notes were paid off in conjunction with the IPO and refinancing transactions in December 2010. Interest and derivative interest expense increased during 2010 over 2009 as a result of the second amendment to our previous senior secured credit facility, which resulted in an increase in interest applicable to the previous senior secured term loan of 6.0% (consisting of the implementation of a 2.25% LIBOR floor and a 2.75% increase in applicable margin). Further, our remaining interest rate swaps no longer qualified for hedge accounting after the second amendment in 2009, and thereafter the entire mark-to-market adjustment was recorded in our consolidated statement of operations as opposed to being recorded in equity as a component of other comprehensive income (loss) (“OCI”) under the prior cash flow hedge accounting treatment.

(3)
From May 11, 2007 until October 10, 2009, we had elected to be taxed under the Internal Revenue Code as a subchapter S corporation. A subchapter S corporation passes through essentially all taxable earnings and losses to its stockholders and does not pay federal income taxes at the corporate level. Historical income taxes during this time consist mainly of state income taxes in certain states that do not recognize subchapter S corporations, and an income tax provision or benefit was recorded for certain of our subsidiaries, including our Mexican subsidiaries and our sole domestic captive insurance company at the time, which were not eligible to be treated as qualified subchapter S corporations. In October 2009, we elected to be taxed as a subchapter C corporation. For comparative purposes, our provision benefit for income taxes assuming we had been taxed as a subchapter C corporation in 2009 when our subchapter S corporation election was in effect would have reduced our net loss $19.8 million. The pro forma effective tax rate for 2009 of 18.6% differs from the expected federal tax benefit of 35% primarily as a result of income recognized for tax purposes on the partial cancellation of the stockholder loan agreement with Mr. Moyes and the Moyes Affiliates, which reduced the tax benefit rate by 32.6%.

(4)
Effective January 1, 2010, we adopted ASU No. 2009-16 under which we were required to account for our 2008, 2011 and 2013 RSA, respectively, as a secured borrowing on our balance sheet as opposed to a sale, with our 2008 RSA program fees characterized as interest expense. From March 27, 2008 through December 31, 2009, our 2008 RSA was accounted for as a true sale in accordance with GAAP. Therefore, as of December 31, 2009, such accounts receivable and associated obligation are not reflected in our consolidated balance sheets. On January 1, 2010, accounts receivable and associated obligation are recorded on our balance sheet. Long-term debt excludes securitization amounts outstanding for each period.

(5)
During the period we were taxed as a subchapter S corporation, excluding the dividends paid by Central as a subchapter S corporation, we paid dividends to our stockholders in amounts equal to the actual amount of interest due and payable under the stockholder loan agreement with Mr. Moyes and the Moyes Affiliates. Also, in 2010 we made $1.3 million of distributions in the form of tax payments, on behalf of the stockholders, to certain state tax jurisdictions as required with our filing of the S corporation income tax returns for our final subchapter S corporation period.

(6)
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
Our board of directors and executive management team focused on Adjusted EBITDA as a key measure of our performance and our debt covenants, specifically our leverage ratio. Adjusted EBITDA assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that, in our opinion, do not reflect our core operating performance. Additionally, our method of computing Adjusted EBITDA is consistent with that used in our debt covenants and also is routinely reviewed by management for that purpose. For a reconciliation of our Adjusted EBITDA to our net income (loss), the most directly related GAAP measure, please see the table below.
Our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, collectively our chief operating decision-makers, and our board of directors use Adjusted EBITDA thresholds in monitoring our compliance with certain covenants contained in the agreements governing our debt.
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
We believe our presentation of Adjusted EBITDA is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance and compliance with the covenants contained in the agreements governing our debt.
Adjusted EBITDA is not a substitute for net income (loss), income (loss) from continuing operations, cash flows from operating activities, operating margin, or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that, in our opinion, do not reflect our core operating performance, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use

Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance.
Because of these limitations, Adjusted EBITDA should not be considered a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis.
A reconciliation of GAAP net income (loss) to Adjusted EBITDA for each of the periods indicated is as follows:

(Dollars in thousands)	Year Ended December 31, (a)
	2013	2012	2011	2010	2009
		(Recast)	(Recast)	(Recast)	(Recast)
Net income (loss)	$155,422	$140,087	$102,747	$(116,389)	$(411,709)
Adjusted for:
Depreciation and amortization	226,008	218,839	218,098	215,139	238,046
Amortization of intangibles	16,814	16,925	18,258	20,472	23,192
Interest expense	99,534	122,049	149,981	253,586	203,313
Derivative interest expense	3,852	5,101	15,057	70,399	55,634
Interest income	(2,474)	(2,156)	(1,997)	(1,460)	(2,000)
Income tax (benefit) expense	100,982	61,614	58,492	(43,341)	305,312
EBITDA	$600,138	$562,459	$560,636	$398,406	$411,788
Non-cash impairments (b)	—	3,387	—	1,274	515
Non-cash equity compensation (c)	4,645	4,890	7,001	22,883	—
Loss on debt extinguishment (d)	5,540	22,219	—	95,461	—
Excludable transaction costs (e)	4,913	—	—	—	6,477
Non-cash impairments of non-operating assets (f)	—	5,979	—	—	—
Adjusted EBITDA	$615,236	$598,934	$567,637	$518,024	$418,780
____________

(a)	As a result of the Acquisition described in note (1) above, the above Adjusted EBITDA reconciliation reflects the combination of the entities as if the Acquisition was effective on January 1, 2009.

(b)	Non-cash impairments include the following:

•
for the year ended December 31, 2012, we incurred $3.4 million in pre-tax impairment charges comprised of a $2.3 million impairment charge for a deposit related to certain fuel technology equipment and a related asset as the supplier ceased operations and a $1.1 million impairment of real property;

•
for the year ended December 31, 2010, revenue equipment with a carrying amount of $3.6 million was written down to its fair value of $2.3 million, resulting in an impairment charge of $1.3 million; and

•
for the year ended December 31, 2009, non-operating real estate properties held and used with a carrying amount of $2.1 million were written down to their fair value of $1.6 million, resulting in an impairment charge of $0.5 million.

(c) Represents non-cash equity compensation expense, on a pre-tax basis. In accordance with the terms of our senior credit agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes. In addition to the recurring non-cash equity compensation, in the third quarter of 2013, Central incurred a $0.9 million one-time non-cash equity compensation charge for certain options that accelerated upon the closing of the Acquisition. For the year ended December 31, 2010, we incurred a $22.6 million one-time non-cash equity compensation charge representing certain stock options that vested upon our IPO and $0.3 million of ongoing equity compensation expense following our IPO, each on a pre-tax basis.

(d)
In association with the Acquisition of Central, on August 6, 2013, certain debt outstanding under Central was paid-in full and extinguished, resulting in a loss on debt extinguishment of $0.5 million, representing the write-off of the remaining unamortized deferred financing fees. Additionally, on March 7, 2013, the Company entered into a Second Amended and Restated Credit Agreement ("2013 Agreement"). The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the Amended and Restated Credit Agreement ("2012 Agreement") entered into on March 6, 2012 with outstanding principal balances of $152.0 million and $508 million, respectively, with a new first lien term loan B-1 and B-2 tranches with face values of $250.0 million and $410.0 million, respectively. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million in the first quarter of 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement. On May 21, 2012, the Company completed the call of the remaining $15.2 million face value 12.50% fixed rate notes dues May 15, 2017, at a price of 106.25% of face value pursuant to the terms of the indenture governing the notes, resulting in a loss on debt extinguishment of $1.3 million, representing the call premium and write-off of the remaining unamortized deferred financing fees. The Company entered into the 2012 Agreement on March 6, 2012, which replaced the then-existing, remaining $874 million face value first lien term loan, maturing December 2016, resulting in a loss on debt extinguishment of $20.9 million in the first quarter of 2012 representing the write-off of the unamortized original issue discount and deferred financing fees associated with the original term loan. In conjunction with our IPO and refinancing transactions on December 21, 2010, our previous senior secured credit facility, the remaining interest rate swaps, and substantially all of our previous senior secured second-priority fixed and floating rate notes were paid off, resulting in a loss on debt extinguishment of $95.5 million during the year ended December 31, 2010, representing the write-off of unamortized original issue discount and deferred financing fees associated with the facility and the notes.
(e) Excludable transaction costs include the following:

•
for the year ended December 31, 2013, as a result of the Acquisition, both Swift and Central incurred certain transactional related expenses, including financial advisory, severance and other professional fees, related to the Acquisition; and

•
for the year ended December 31, 2009, we incurred $4.2 million of pre-tax transaction costs in the third and fourth quarters of 2009 related to an amendment to our prior senior secured credit facility and the concurrent senior secured notes amendments, and $2.3 million of pre-tax transaction costs during the third quarter of 2009 related to our canceled bond offering.

(f)
Swift Power Services, LLC, or SPS, an entity in which we own a minority interest and hold a secured promissory note from, failed to make its first scheduled principal payment and quarterly interest payment to us on December 31, 2012 due to a decline in its financial performance resulting from, among other things, a legal dispute with the former owners and its primary customer. This caused us to evaluate the secured promissory note due from SPS for impairment, which resulted in a $6.0 million pre-tax adjustment that was recorded in Impairments of non-operating assets in the fourth quarter of 2012.

(7)
We use the term “Adjusted Operating Ratio” throughout this report. Adjusted Operating Ratio, as we define this term, is not presented in accordance with GAAP. We use Adjusted Operating Ratio as a supplement to our GAAP results in evaluating certain aspects of our business, as described below.

We define Adjusted Operating Ratio as (a) total operating expenses, less (i) fuel surcharges, (ii) amortization of intangibles from the 2007 Transactions, (iii) non-cash impairment charges, (iv) other special non-cash items, and (v) excludable transaction costs, as a percentage of (b) total revenue excluding fuel surcharge revenue (Revenue xFSR).
Our board of directors and chief operating decision-makers also focus on Adjusted Operating Ratio as a key indicator of our performance from period to period. We believe fuel surcharge can be volatile and eliminating the impact of this source of revenue (by netting fuel surcharge revenue against fuel expense) affords a more consistent basis for comparing our results of operations. We also believe excluding impairments, non-comparable intangibles from the 2007 Transactions and other special items enhances the comparability of our performance from period to period. For a reconciliation of our Adjusted Operating Ratio to our Operating Ratio, please see the table below.
We believe our presentation of Adjusted Operating Ratio is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance.
Adjusted Operating Ratio is not a substitute for operating margin or any other measure derived solely from GAAP measures. There are limitations to using non-GAAP measures such as Adjusted Operating Ratio. Although we believe that Adjusted Operating Ratio can make an evaluation of our operating performance more consistent because it removes items that, in our opinion, do not reflect our core operating performance, other companies in our industry may define Adjusted Operating Ratio differently than we do. As a result, it may be difficult to use Adjusted Operating Ratio or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

(Dollars in thousands)	Year Ended December 31, (a)
	2013	2012	2011	2010	2009
		(Recast)	(Recast)	(Recast)	(Recast)
Total GAAP operating revenue	$4,118,195	$3,976,085	$3,778,963	$3,300,543	$2,918,410
Less:
Fuel surcharge revenue	791,481	794,514	750,203	490,259	317,082
Revenue xFSR	3,326,714	3,181,571	3,028,760	2,810,284	3,028,760
Total GAAP operating expense	3,761,236	3,624,269	3,456,927	3,046,261	2,781,325
Adjusted for:
Fuel surcharge revenue	(791,481)	(794,514)	(750,203)	(490,259)	(317,082)
Amortization of certain intangibles (b)	(15,648)	(15,758)	(17,092)	(19,305)	(22,026)
Excludable transaction costs (c)	—	—	—	—	(6,477)
Non-cash impairments (d)	—	(3,387)	—	(1,274)	(515)
Other special non-cash items (e)	—	—	—	(7,382)	—
Acceleration of non-cash stock options (f)	(887)	—	—	(22,605)	—
Adjusted operating expense	$2,953,220	$2,810,610	$2,689,632	$2,505,436	$2,435,225
Operating Ratio	91.3%	91.2%	91.5%	92.3%	95.3%
Adjusted Operating Ratio	88.8%	88.3%	88.8%	89.2%	93.6%
____________

(a)
As a result of the Acquisition described in note (1) above, the above Adjusted Operating Ratio reconciliation reflects the combination of the entities as if the Acquisition was effective January 1, 2009.

(b)
Amortization of certain intangibles reflects the non-cash amortization expense relating to certain intangible assets identified in the 2007 Transactions through which Swift Corporation acquired Swift Transportation Co.

(c) Excludable transaction costs for the years ended December 31, 2009 represent $4.2 million of pre-tax transaction costs related to an amendment to our prior senior credit facility and the concurrent senior secured notes amendments and $2.3 million of pre-tax transaction costs related to our canceled bond offering.
(d) Non-cash impairments include items discussed in note (6)(b) above.
(e) In the first quarter of 2010, we incurred $7.4 million of incremental depreciation expense reflecting management’s revised estimates regarding salvage value and useful lives for approximately 7,000 dry van trailers, which management decided during the quarter to scrap.
(f) In the third quarter of 2013, Central incurred a $0.9 million one-time non-cash equity compensation charge for certain stock options that accelerated upon the closing of the Acquisition. In the fourth quarter of 2010, we incurred a $22.6 million one-time non-cash equity compensation charge for certain stock options that vested upon our IPO.

(8)
We use the term “Adjusted EPS” throughout this report. Adjusted EPS, as we define this term, is not presented in accordance with GAAP. We use Adjusted EPS as a supplement to our GAAP results in evaluating certain aspects of our business, as described below.

We define Adjusted EPS as (1) income (loss) before income taxes plus (i) amortization of the intangibles from our 2007 going-private transaction, (ii) non-cash impairments, (iii) other special non-cash items, (iv) excludable transaction costs, (v) the mark-to-market adjustment on our interest rate swaps that is recognized in the statement of operations in a given period, and (vi) the amortization of previous losses recorded in accumulated OCI related to interest rate swaps we terminated upon our IPO and refinancing transactions in December 2010; (2) reduced by income taxes; (3) divided by weighted average diluted shares outstanding. For all periods through 2012, we used a normalized tax rate of 39% in our adjusted EPS calculation due to the amortization of deferred tax assets related to our pre-IPO interest rate swap amortization and other items that we knew would cause fluctuations in our GAAP effective tax rate. Beginning in 2013, these items no longer resulted in large variations in our GAAP effective tax rate, and we began using our GAAP expected effective tax rate of 38.5% for our adjusted EPS calculation. In calculating diluted shares outstanding for the purposes of Adjusted EPS, the dilutive effect of outstanding stock options has only been included for the period following our IPO when a market price was available to assess the dilutive effect of such options.
Our board of directors and chief operating decision-makers focus on Adjusted EPS as a key measure of our performance, for business planning, and for incentive compensation purposes. Adjusted EPS assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that, in our opinion, do not reflect our core operating performance. For a reconciliation of our Adjusted EPS to our net income (loss), the most directly related GAAP measure, please see the table below.

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
A reconciliation of GAAP diluted earnings (loss) per share to Adjusted EPS for each of the periods indicated is as follows:

	Year Ended December 31, (a)
	2013	2012	2011	2010	2009
		(Recast)	(Recast)	(Recast)	(Recast)
Diluted earnings (loss) per share	$1.09	$1.00	$0.74	$(1.84)	$(6.85)
Adjusted for:
Income tax (benefit) expense	0.71	0.44	0.42	(0.68)	5.08
Income (loss) before income taxes	1.80	1.44	1.15	(2.52)	(1.77)
Non-cash impairments (b)	—	0.02	—	0.02	0.01
Non-cash impairments of non-operating assets (c)	—	0.04	—	—	—
Acceleration of non-cash stock options (d)	0.01	—	—	0.36	—
Loss on debt extinguishment (e)	0.04	0.16	—	1.51	—
Other special non-cash items (f)	—	—	—	0.12	—
Excludable transaction costs (g)	0.03	—	—	—	0.11
Mark-to-market adjustment of interest rate swaps (h)	0.01	—	—	0.39	0.13
Amortization of unrealized losses on interest rate swaps (i)	—	0.04	0.11	—	—
Amortization of certain intangibles (j)	0.11	0.11	0.12	0.30	0.37
Adjusted income (loss) before income taxes	2.00	1.82	1.38	0.17	(1.16)
Provision for income tax (benefit) expense at statutory rate	0.77	0.71	0.54	0.07	(0.45)
Adjusted EPS (k)	$1.23	$1.11	$0.84	$0.10	$(0.71)

(a)	As a result of the Acquisition described in note (1), the above Adjusted EPS reconciliation reflects the combination of the entities as if the Acquisition was effective January 1, 2009.

(b)	Non-cash impairments include the items noted in (6)(b) above.
(c) Non-cash impairments of non-operating assets include the item noted in (6)(f) above.
(d) Acceleration of noncash stock options includes the items noted in (7)(f) above.

(e)	Loss on debt extinguishment include the items noted in (6)(d) above.
(f) Other special non-cash items include the items noted in (7)(e) above.
(g) Excludable transaction costs include the items discussed in (6)(e) above.
(h) Mark-to-market adjustment of interest rate swaps reflects the portion of the change in fair value of these financial instruments that was recorded in earnings in each period indicated and excludes the portion recorded in accumulated OCI under cash flow hedge accounting.

(i) Amortization of unrealized losses on interest rate swaps reflects the non-cash amortization expense of $5.1 million and $15.1 million for the years ended December 31, 2012 and 2011, respectively, included in derivative interest expense in the consolidated statements of operations and is comprised of previous losses recorded in accumulated OCI related to the interest rate swaps we terminated upon our IPO and concurrent refinancing transactions in December 2010. Such losses were incurred in prior periods when hedge accounting applied to the swaps and were expensed in relation to the hedged interest payments through the original maturity of the swaps in August 2012.
(j) Amortization of certain intangibles includes the items noted in (7)(b) above.
(k) The numbers reflected in the above table are calculated on a per share basis and may not foot due to rounding.
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
Acquisition
On August 6, 2013, we entered into a Stock Purchase Agreement, SPA, with the stockholders of Central Refrigerated Transportation, Inc., or Central, pursuant to which we acquired all of the outstanding capital stock of Central, the Acquisition, in a cash transaction valued at $225.0 million. In accordance with the SPA, within 90 days after the closing date, we prepared a final closing statement setting forth our final estimate of the purchase price. As a result of this process and calculation, the purchase price increased by $2.4 million. Jerry Moyes, our Chief Executive Officer and controlling stockholder, was the majority stockholder of Central prior to the Acquisition. Given Mr. Moyes' controlling interest in both Swift and Central, the Acquisition was accounted for using the guidance for transactions between entities under common control as described in Accounting Standard Codification, or ASC, Topic 805 - "Business Combinations", in which we recognized the assets and liabilities of Central at their carrying amounts at the date of acquisition. Additionally, as a result of the common control accounting, the historical results of Central have been combined with our historical results and our financial statements have been recast to reflect the accounts of Central as if it had been consolidated for all previous periods presented. The tables that follow for the years ended December 31, 2013, 2012 and 2011 reflect the combination of the entities as if the Acquisition was effective January 1, 2011.
Overview
In 2013, we achieved record operating revenue and operating income of $4.1 billion and $357.0 million, respectively. As described above, we acquired Central in August of 2013 which helped us achieve these results, but even without the acquisition we would have set new records. Our focus is to drive profitable revenue growth, improve our asset utilization and strive for continuous improvement in our processes and cost control. By focusing in these areas, we believe we will make progress on our financial goals of Adjusted EPS growth, improvement in our return on net assets, and reduction of our leverage ratio. Our Adjusted EPS increased 10.8% to $1.23 per diluted share for the year ended December 31, 2013 from $1.11 per diluted share in 2012, including Central in both periods. The growth in Adjusted EPS was driven by various improvements in our operating segments as described below and a reduction in interest expense driven by further improvements in our capital structure. Despite the $225.0 million used to acquire Central, we have reduced our leverage ratio to 2.52 as of December 31, 2013.
The initiatives we have implemented are having a positive impact, and as the market strengthens, these initiatives should enable us to continue to build our results.
The table below reflects our total operating revenue, Revenue xFSR, net income, diluted earnings per common share, Operating Ratio, Adjusted Operating Ratio, Adjusted EBITDA, and Adjusted EPS for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(Dollars in thousands)
Total operating revenue	$4,118,195	$3,976,085	$3,778,963
Revenue xFSR	$3,326,714	$3,181,571	$3,028,760
Net income	$155,422	$140,087	$102,747
Diluted earnings per common share	$1.09	$1.00	$0.74
Operating Ratio	91.3%	91.2%	91.5%
Adjusted Operating Ratio	88.8%	88.3%	88.8%
Adjusted EBITDA	$615,236	$598,934	$567,637
Adjusted EPS	$1.23	$1.11	$0.84
Revenue
We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our services. We enhance our revenue by charging for fuel surcharges, stop-off pay, loading and unloading activities, tractor and trailer detention, and other ancillary services. The main factors that affect our revenue are the rate per mile we receive from our customers and the number of loaded miles we drive.
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
Our other businesses revenue is generated by our non-asset based freight brokerage and logistics management service, tractor leasing revenue from our financing subsidiaries, premium revenue generated by our captive insurance companies, and other revenue generated by our repair and maintenance shops. The main factors that affect other businesses revenue are demand for brokerage and logistics services and the number of owner-operators leasing equipment from our financing subsidiaries.
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

Items Affecting Comparability
2013 results of operations
Our net income for the year ended December 31, 2013 was $155.4 million. Items impacting comparability between 2013 and prior periods include the following:

•
$22.5 million reduction in interest expense for the year ended December 31, 2013 compared to the corresponding period in 2012 resulting from the replacement of our previous Amended and Restated Credit Agreement in the first quarter of 2013 and our voluntary debt repayments;

•	$6.9 million gain on the sale of three properties classified as held for sale;

•	$4.9 million in merger and acquisition expense for financial advisory, severance and other professional fees related to the Acquisition;

•
$5.5 million loss on debt extinguishment resulting from the repayment of certain outstanding Central debt in full at closing of the Acquisition, resulting in a loss on debt extinguishment of $0.5 million, and $5.0 million from the replacement of our previous Amended and Restated Credit Agreement in the first quarter of 2013; and

•	$0.9 million in one-time non-cash equity compensation charge incurred by Central for certain stock options that accelerated upon closing of the Acquisition.
2012 results of operations
Our net income for the year ended December 31, 2012 was $140.1 million. Items impacting comparability between 2012 and other periods include the following:

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

•
$6.0 million pre-tax impairment of a note receivable that was recorded in Impairments of non-operating assets in the fourth quarter of 2012 related to SPS, an entity in which we own a minority interest;

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

2011 results of operations
Our net income for the year ended December 31, 2011 was $102.7 million. Items impacting comparability between 2011 and other periods include the following:

•	$103.6 million reduction in interest expense in the 2011 period resulting from our IPO and refinancing transactions that occurred in December 2010; and

•
$55.3 million reduction in derivative interest expense in the 2011 period resulting from our termination of our previous interest rate swaps in December 2010 in conjunction with our IPO and refinancing transactions.

Results of Operations-Segment Review
Subsequent to the Acquisition, our chief decision makers separately evaluated the performance of Central from our three reportable segments that predated the Acquisition. During 2013, we operated four reportable segments: Truckload, Dedicated, Central Refrigerated and Intermodal. The descriptions of the operations of these reportable segments are described in Note 29 in our consolidated financial statements. The following tables reconcile our operating revenues and operating income by reportable segment to our consolidated operating revenue and operating income for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
Operating revenue:	(Amounts in thousands)
Truckload	$2,313,035	$2,282,342	$2,336,056
Dedicated	738,929	724,405	625,268
Central Refrigerated	533,993	484,657	447,173
Intermodal	350,093	333,938	237,875
Subtotal	3,936,050	3,825,342	3,646,372
Nonreportable segments	224,425	211,112	192,987
Intersegment eliminations	(42,280)	(60,369)	(60,396)
Consolidated operating revenue	$4,118,195	$3,976,085	$3,778,963

Operating income (loss):
Truckload	$225,963	$246,005	$222,954
Dedicated	83,520	74,026	69,753
Central Refrigerated	25,821	29,770	16,023
Intermodal(1)	6,030	(6,854)	3,146
Subtotal	341,334	342,947	311,876
Nonreportable segments	15,625	8,869	10,160
Consolidated operating income	$356,959	$351,816	$322,036
(1) During 2012, our Intermodal segment incurred an increase in its insurance and claims expense primarily related to one claim associated with a drayage accident, which increased the Intermodal Operating Ratio by approximately 300 basis points for the year ended December 31, 2012.
The results and discussions that follow are reflective of how our chief operating decision makers monitor the performance of our reporting segments. We supplement the reporting of our financial information determined under generally accepted accounting principles, or GAAP, with certain non-GAAP financial measures. Additionally, we use a number of primary indicators to monitor our revenue and expense performance and efficiency. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring results of operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying businesses.
Our main measure of productivity for our Truckload, Dedicated and Central Refrigerated reportable segments is weekly trucking revenue per tractor, excluding fuel surcharge revenue (weekly trucking Revenue xFSR per tractor). Weekly trucking Revenue xFSR per tractor is affected by our loaded miles, which only include the miles driven when hauling freight, the size of our fleet (because available loads may be spread over fewer or more tractors), and the rates received for our services. We strive to increase our revenue per tractor by improving freight rates with our customers and hauling more loads with our existing equipment, effectively moving freight within our network, keeping tractors maintained, and recruiting and retaining drivers and owner-operators.
We also strive to reduce our number of deadhead miles within our Truckload and Central Refrigerated segments. We measure our performance in this area by monitoring our deadhead miles percentage, which is calculated by dividing the number of unpaid miles by the total number of miles driven. By balancing our freight flows and planning consecutive loads with shorter distances between the drop-off and pick-up locations, we are able to reduce the percentage of deadhead miles driven to allow for more revenue-generating miles during our drivers’ hours-of-service. This also enables us to reduce costs associated with deadhead miles, such as wages and fuel.
For our reportable segments, average tractors available for dispatch measures the average number of tractors we have available during the period for dispatch and includes tractors driven by company drivers as well as owner-operator units. This measure changes based on our ability to increase or decrease our fleet size to respond to changes in demand.
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
We monitor weekly trucking Revenue xFSR per tractor, deadhead miles percentage, average tractors available for dispatch, load count and average container count on a daily basis, and we measure Adjusted Operating Ratio on a monthly basis.
Truckload

	Year Ended December 31,
	2013	2012	2011
	(Dollars and miles in thousands)
Operating revenue	$2,313,035	$2,282,342	$2,336,056
Operating income	$225,963	$246,005	$222,954
Operating ratio	90.2%	89.2%	90.5%
Adjusted operating ratio	87.7%	86.3%	87.9%
Weekly trucking Revenue xFSR per tractor	$3,257	$3,165	$2,968
Total loaded miles	1,067,141	1,065,339	1,125,270
Deadhead miles percentage	11.6%	11.1%	11.0%
Average tractors available for dispatch:
Company	7,500	7,508	8,385
Owner-Operator	3,333	3,361	3,530
Total	10,833	10,869	11,915
A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Operating revenue	$2,313,035	$2,282,342	$2,336,056
Less: fuel surcharge revenue	473,139	483,623	491,823
Revenue xFSR	1,839,896	1,798,719	1,844,233
Operating expense	2,087,072	2,036,337	2,113,102
Adjusted for:
Fuel surcharge revenue	(473,139)	(483,623)	(491,823)
Adjusted operating expense	1,613,933	1,552,714	1,621,279
Adjusted operating income	$225,963	$246,005	$222,954
Adjusted operating ratio	87.7%	86.3%	87.9%
Revenue
For the year ended December 31, 2013, our Truckload segment revenue increased by $30.7 million, or 1.3%, compared to the same period in 2012. During 2013, our Truckload Revenue xFSR increased 2.3%. Despite a slight decrease in our average operational fleet, this increase in Truckload Revenue xFSR was primarily the result of a 2.9% increase in our Truckload weekly trucking Revenue xFSR per tractor, which was driven by a 2.1% increase in our Revenue xFSR per loaded mile and a 0.8% improvement in our loaded miles per truck per week (loaded utilization) in 2013 as compared to 2012.
During 2012, our Truckload revenue decreased by $53.7 million, or 2.3%, compared to 2011. Truckload revenues xFSR decreased 2.5% due primarily to an 8.8% reduction in the size of our average operational fleet and a 5.3% decrease in loaded trucking miles. Although we had 1,046 fewer average trucks during 2012 when compared to 2011, we were able to generate relatively consistent revenue figures by improving the weekly trucking Revenue xFSR per tractor, which is a combination of Revenue xFSR per loaded mile and loaded miles per truck per week (loaded utilization). Our loaded utilization in 2012 improved 64 miles per truck per week during 2012, when compared to 2011. For 2012, growth in truckload Revenue xFSR per loaded mile was 3.0% when compared to 2011.
Operating income
Truckload operating income decreased $20.0 million for the year ended December 31, 2013, compared to 2012. This decrease in operating income resulted in our Adjusted Operating Ratio increasing 140 basis points to 87.7% in 2013, compared with 86.3% in 2012. The increase in the Adjusted Operating Ratio was primarily the result of a 30.7% increase in insurance expenses, a 8.6%

increase in equipment expenses, higher deadhead expenses and a $5.2 million favorable contract resolution with the Port of Los Angeles in the first quarter of 2012, partially offset by an 2.1% increase in our Revenue xFSR per loaded mile
Truckload operating income increased $23.1 million from December 31, 2011 to December 31, 2012, which resulted in our Adjusted Operating Ratio improving 160 basis points to 86.3% in 2012, compared with 87.9% in 2011. The 2012 Adjusted Operating Ratio improvement was driven by increased of Revenue xFSR per loaded mile, fuel efficiency, fuel surcharge recovery and loaded utilization, partially offset by driver pay increases, owner-operator rate increases and higher equipment costs.
Dedicated

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Operating revenue	$738,929	$724,405	$625,268
Operating income	$83,520	$74,026	$69,753
Operating ratio	88.7%	89.8%	88.8%
Adjusted operating ratio	86.1%	87.5%	86.4%
Weekly trucking Revenue xFSR per tractor	$3,339	$3,357	$3,305
Average tractors available for dispatch:
Company	2,791	2,698	2,409
Owner-Operator	660	663	570
Total	3,451	3,361	2,979
A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Operating revenue	$738,929	$724,405	$625,268
Less: fuel surcharge revenue	138,063	134,498	111,892
Revenue xFSR	600,866	589,907	513,376
Operating expense	655,409	650,379	555,515
Adjusted for:
Fuel surcharge revenue	(138,063)	(134,498)	(111,892)
Adjusted operating expense	517,346	515,881	443,623
Adjusted operating income	$83,520	$74,026	$69,753
Adjusted operating ratio	86.1%	87.5%	86.4%
Revenue
During 2013, our Dedicated segment operating revenue increased by $14.5 million, or 2.0%, compared to 2012 and our Dedicated Revenue xFSR increased 1.9%, compared with the corresponding period in 2012. The increase in revenue was primarily driven by growth with our existing customers and the addition of several new customers. Our Dedicated segment experienced a 2.7% increase in our average operational truck count which is attributable to the addition of new customer accounts during 2013.
For 2012, our Dedicated segment operating revenue increased by $99.1 million, or 15.9%, compared with 2011. Dedicated Revenue xFSR increased 14.9% due primarily to the addition of new business with several large customers late in 2011 and throughout 2012. Additionally, our weekly trucking Revenue xFSR per truck increased 1.6% as we continue to focus on the efficient utilization of our assets.
Operating income
Our Dedicated operating income increased to $83.5 million in 2013 from $74.0 million in 2012. The Adjusted Operating Ratio decreased to 86.1% in 2013 from 87.5% in 2012. The improvement in Adjusted Operating Ratio for year ended December 31, 2013 resulted from a decision to terminate a few underperforming contracts in the latter half of 2012, growth in customer contracts in 2013, and improved fuel efficiency. In many cases, we have been growing dedicated business with customers who provide their own trailing equipment which reduces our capital investment, and therefore furthers our efforts to improve our return on net assets.
During 2012, our Dedicated operating income increased to $74.0 million in 2012 from $69.8 million in 2011. The Adjusted Operating Ratio increased to 87.5% in 2012 from 86.4% in 2011. This increase was primarily due to an increase in insurance and workers compensation claims in 2012 partially offset by an increase in Dedicated Revenue xFSR per total mile, improved fuel efficiency and improved fuel surcharge recovery.

Central Refrigerated

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(Dollars and miles in thousands)
Operating revenue	$533,993	$484,657	$447,173
Operating income	$25,821	$29,770	$16,023
Operating ratio	95.2%	93.9%	96.4%
Adjusted operating ratio	93.8%	92.2%	95.4%
Weekly trucking Revenue xFSR per tractor	$3,427	$3,331	$3,249
Total loaded miles	194,597	186,703	179,420
Deadhead miles percentage	13.1%	12.6%	12.1%
Average tractors available for dispatch:
Company	1,055	974	959
Owner-Operator	951	865	801
Total	2,006	1,839	1,760
A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(Dollars in thousands)
Operating revenue	$533,993	$484,657	$447,173
Less: fuel surcharge revenue	103,858	104,322	96,084
Revenue xFSR	430,135	380,335	351,089
Operating expense	508,172	454,887	431,150
Adjusted for:
Fuel surcharge revenue	(103,858)	(104,322)	(96,084)
Acceleration of non-cash stock options (1)	(887)	—	—
Adjusted operating expense	403,427	350,565	335,066
Adjusted operating income	$26,708	$29,770	$16,023
Adjusted operating ratio	93.8%	92.2%	95.4%
(1) In the third quarter of 2013, Central incurred a $0.9 million one-time non-cash equity compensation charge for certain stock options that accelerated upon the closing of the Acquisition.
Revenue
For year ended December 31, 2013, our Central Refrigerated revenue increased by $49.3 million, or 10.2%, compared to the same period in 2012. During 2013, Central Refrigerated Revenue xFSR increased 13.1%. This increase in Revenue xFSR was primarily due to growth in volume and pricing with our existing customers and the addition of several new customers including a significant new dedicated customer added during the second quarter of 2013. This dedicated business has a much lower average length of haul, higher deadhead and much higher Revenue xFSR per loaded mile. This new business combined with the other revenue growth resulted in our weekly trucking revenue xFSR per tractor improving 2.9%.
During 2012, our Central Refrigerated operating revenue increased by $37.5 million, or 8.4%, compared to 2011. Central Refrigerated Revenue xFSR increased 8.3%. This increase was comprised of a 2.5% increase in weekly trucking revenue xFSR per tractor and a 4.1% growth in loaded trucking miles, compared with 2011.
Operating income
Central Refrigerated operating income decreased $3.9 million from December 31, 2012 to December 31, 2013, which resulted in our Adjusted Operating Ratio increasing 160 basis points to 93.8% in 2013, compared with 92.2% in 2012. The year over year increase in our Adjusted Operating Ratio was driven primarily by a 50 basis point increase in our deadhead percentage,increases in start up costs for new dedicated customers as well as a a 35.1% increase in insurance and claims expense, partially offset by an 8.5% increase in Revenue xFSR per loaded mile.

In 2012, Central Refrigerated operating income increased to $29.8 million from $16.0 million in 2011. This increase in operating income and correspondingly, the 320 basis point improvement in Adjusted Operating Ratio was primarily to the result of the 2.5% increase in weekly trucking Revenue xFSR per tractor in 2012, compared to 2011.
Intermodal

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Operating revenue	$350,093	$333,938	$237,875
Operating income (loss)(1)	$6,030	$(6,854)	$3,146
Operating ratio(1)	98.3%	102.1%	98.7%
Adjusted operating ratio(1)	97.8%	102.6%	98.3%
Average tractors available for dispatch:
Company	284	275	240
Owner-Operator	41	2	—
Total	325	277	240
Load count	151,781	145,144	106,419
Average container count	8,717	7,209	5,527

(1)
During 2012, our Intermodal segment incurred an increase in its insurance and claims expense primarily related to one claim associated with a drayage accident, which increased the Intermodal Operating Ratio and Adjusted Operating Ratio by approximately 300 basis points and 380 basis points, respectively, for year ended December 31, 2012.

A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Operating revenue	$350,093	$333,938	$237,875
Less: fuel surcharge revenue	72,436	70,786	50,219
Revenue xFSR	277,657	263,152	187,656
Operating expense	344,063	340,792	234,729
Adjusted for:
Fuel surcharge revenue	(72,436)	(70,786)	(50,219)
Adjusted operating expense	271,627	270,006	184,510
Adjusted operating income (loss)	$6,030	$(6,854)	$3,146
Adjusted operating ratio	97.8%	102.6%	98.3%
Revenue
For the year ended December 31, 2013, our Intermodal operating revenue increased 4.8% from $333.9 million in 2012 to$350.1 million in 2013. Our Intermodal Revenue xFSR increased 5.5% to $277.7 million in 2013 from $263.2 million in 2012 primarily as a result of a 0.9% increase in revenue xFSR per load and a 4.6% increase in the number of loads.
For 2012, our Intermodal operating revenue increased 40.4% from $237.9 million in 2011 to $333.9 million in 2012. The increase in Intermodal operating revenue was driven by a 36.4% increase in the number of loads and a 2.8% increase in Revenue xFSR per load.
Operating income (loss)
Our Intermodal operating income (loss) improved from a loss of $6.9 million for the year ended December 31, 2012 to income of $6.0 million for the year ended December 31, 2013. Correspondingly, our Intermodal Adjusted Operating Ratio improved 480 basis points to 97.8% during 2013 from 102.6% in 2012. This improvement was primarily due to one claim associated with a dray truck accident in the first quarter of 2012. This claim increased the Intermodal Adjusted Operating Ratio by approximately 380 basis points for the year ended December 31, 2012. During the fourth quarter of 2013, we settled a 2008 loss year claim, which resulted in an increase of insurance and claims expense in Intermodal of approximately $2 million or a 70 basis point increase in Adjusted Operating Ratio. Excluding the impact of the drayage accident in 2012 and the settlement of the 2008 claim in the fourth quarter of 2013, our Intermodal Adjusted Operating Ratio improved in 2013 approximately 160 basis points. This improvement in our Adjusted Operating Ratio is primarily due to our focus on improving the utilization of our containers, reducing chassis expense, improving our rail economics, as well as improving the efficiency of our drayage operations.

During 2012, our intermodal segment experienced an operating loss of $6.9 million as compared to operating income of $3.1 million in 2011. Correspondingly, our Intermodal Adjusted Operating Ratio increased from 98.3% in 2011 to 102.6% in 2012. This deterioration was primarily due to increased insurance and claims expense in 2012 related to one claim associated with a drayage accident, which increased the 2012 Adjusted Operating Ratio by approximately 380 basis points. In addition, the Adjusted Operating Ratio was impacted by higher purchased transportation costs, partially offset by higher Revenue xFSR per load and improved management of chassis expenses.
Other- nonreportable segments

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Operating revenue	$224,425	$211,112	$192,987
Operating income	$15,625	$8,869	$10,160
Revenue
Our other nonreportable segment revenue is generated primarily by our logistics and brokerage services, and revenue generated by our subsidiaries offering support services to customers and owner-operators, including shop repair and maintenance services, equipment leasing, and insurance. The main factors that impact our other nonreportable segment revenue are the demand for our brokerage and logistics services and the number of owner-operators leasing equipment.
For the year ended December 31, 2013, other nonreportable segment revenue increased by 6.3% compared to the full year 2012, which was primarily driven by increased services provided to owner-operators.
For 2012, other nonreportable segment revenue increased by $18.1 million, or 9.4%, compared with 2011, which was primarily driven by modest growth in each of the aforementioned areas.
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
The following is a summary of our salaries, wages, and employee benefits for the years indicated:

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(Dollars in thousands)
Salaries, wages, and employee benefits	$903,990	$879,856	$861,423
% of Revenue xFSR	27.2%	27.7%	28.4%
% of operating revenue	22.0%	22.1%	22.8%
For the year ended 2013, salaries, wages, and employee benefits increased by $24.1 million, or 2.7%, compared with 2012. The dollar increase was primarily a result of increases in the driver pay implemented in the third quarter of 2012, growth in our non-driver administrative staff to support our growing business, increases in workers compensation expense, and an increase in the miles driven by company drivers. As a percentage of Revenue xFSR, salaries, wages, and employee benefits decreased 50 basis points from the year ended December 31, 2012 to the year ended December 31, 2013, as a result of an increase in our average Truckload Revenue xFSR per loaded mile.
For 2012, salaries, wages, and employee benefits increased by $18.4 million, or 2.1%, compared with 2011. The dollar increase was primarily an increase in the number of non-driving employees to support business growth, and an increase in the employee bonus accrual reflecting our better than expected operating results for the year, partially offset by a 2.6% decrease in the total miles driven by company drivers during 2012 as compared to 2011. Additionally, in July 2012, we implemented a driver incentive bonus program that enables our drivers to earn a bonus if they met certain performance criteria. As a percentage of Revenue xFSR salaries, wages, and employee benefits decreased by 70 basis points compared with 2011 as a result of a 1.8% increase in our average consolidated trucking Revenue xFSR per loaded mile and continued growth in our intermodal business.
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
The following is a summary of our operating supplies and expenses for the years indicated:

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(Dollars in thousands)
Operating supplies and expenses	$319,023	$290,472	$281,872
% of Revenue xFSR	9.6%	9.1%	9.3%
% of operating revenue	7.7%	7.3%	7.5%
For 2013, operating supplies and expenses increased by $28.6 million, or 9.8%, compared with 2012. As a percentage of Revenue xFSR operating supplies and expenses increased to 9.6%, compared with 9.1% for the 2012 period. This increase was primarily the result of increases in legal and professional fees primarily associated with the Central acquisition, equipment maintenance, tolls, hiring expenses, and uncollectible revenue which was driven by the bankruptcies of two customers in the second quarter of 2013. Additionally, in the first quarter of 2012, we recognized a $5.2 million benefit from the favorable contract resolution with the Port of Los Angeles, which was recorded as a reduction of operating supplies and expenses.
Operating supplies and expenses increased by $8.6 million, or 3.1% in 2012, compared with 2011. As a percentage of Revenue xFSR operating supplies and expenses decreased to 9.1%, compared with 9.3% for the 2011 period. The dollar increase was primarily the result of an increase in our maintenance costs due to the preparation of trucks for trade-in or sale and an increase in chassis rental costs due to a 30.4% increase in average container fleet. This increase was offset by a settlement we entered into with the City of Los Angeles, the City, associated with the Incentive Addendum to Drayage Services Concession Agreement we entered into with the City in December 2008 and as amended, in June 2009, or the Amended Addendum. Pursuant to the Amended Addendum, in 2008 we received a one-time, early commitment incentive based on a minimum number of required drays to be completed over a five year term. We initially recorded the incentive as deferred revenue, and at the time of the Settlement, we had approximately $9.2 million remaining as deferred revenue. Concurrent with the City’s and the Company’s execution of the Settlement and the corresponding termination of the Amended Addendum, we refunded the City $4.0 million in full satisfaction of our obligations under the Amended Addendum and in full and final settlement of all claims for payment and damages that may be alleged by the City under the Amended Addendum. We recognized the remaining $5.2 million of deferred revenue in 2012 in our consolidated statements of operations and classified the amount as a reduction of operating supplies and expenses.
Fuel expense
Fuel expense consists primarily of diesel fuel expense for our company-owned tractors and fuel taxes. The primary factors affecting our fuel expense are the cost of diesel fuel, the fuel economy of our equipment, and the number of miles driven by company drivers.
We believe the most effective protection against fuel cost increases is to (i) maintain a fuel-efficient fleet by incorporating fuel efficiency measures into our business, such as aerodynamic equipment, slower tractor speeds, engine idle limitations, and a reduction of deadhead miles, (ii) actively manage fuel procurement, and (iii) implement an effective fuel surcharge program. To mitigate unrecovered fuel exposure, we have worked to negotiate more robust surcharge programs with customers identified as having inadequate programs. We generally have not used derivatives as a hedge against higher fuel costs in the past, but continue to evaluate this possibility. We have contracted with some of our fuel suppliers to buy a portion of our fuel at a fixed price or within banded pricing for a specific period, usually not exceeding twelve months, to mitigate the impact of rising fuel costs.
The following is a summary of our fuel expense for the years indicated:

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(Dollars in thousands)
Fuel expense	$640,000	$668,707	$698,530
% of operating revenue	15.5%	16.8%	18.5%
To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to owner-operators, the railroads, and other third parties which is included in purchased transportation) from our fuel expense. The result is referred to as net fuel expense. Our net fuel expense as a percentage of Revenue xFSR is affected by the cost of diesel fuel net of surcharge collection, the percentage of miles driven by company trucks, our fuel economy, and deadhead miles, for which we do not receive fuel surcharge revenues. Net fuel expense as a percentage of revenue less fuel surcharge revenue is shown below:

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(Dollars in thousands)
Total fuel surcharge revenue	$791,481	$794,514	$750,203
Less: fuel surcharge revenue reimbursed to owner-operators and other third parties	337,417	335,298	297,217
Company fuel surcharge revenue	$454,064	$459,216	$452,986
Total fuel expense	$640,000	$668,707	$698,530
Less: Company fuel surcharge revenue	454,064	459,216	452,986
Net fuel expense	$185,936	$209,491	$245,544
% of Revenue xFSR	5.6%	6.6%	8.1%
Our net fuel expense decreased $23.6 million, or 11.2% in 2013, compared with 2012. As a percentage of Revenue xFSR, net fuel expense decreased to 5.6% during 2013, compared with 6.6% in the 2012 period. As previously disclosed, our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. As a percentage of Revenue xFSR net fuel expense decreased to 5.6%, compared with 6.6% for 2012 due to an increase in the revenue generated by owner-operators, Intermodal and other services which require little or no fuel expense for the Company thus decreasing fuel as a percent of revenue.
For 2012, net fuel expense decreased $36.1 million, or 14.7%, compared with 2011. The decrease is the result of a reduction in gallons consumed due to a 2.6% decrease in total miles driven by company tractors and improved fuel efficiency. As a percentage of Revenue xFSR net fuel expense decreased to 6.6%, compared with 8.1% for 2011 due to an increase in the revenue generated by owner-operators, Intermodal and other services which require little or no fuel expense for the Company thus decreasing fuel as a percent of Revenue xFSR.
Purchased transportation
Purchased transportation consists of the payments we make to owner-operators, railroads, and third-party carriers that haul loads we broker to them, including fuel surcharge reimbursement paid to such parties.
The following is a summary of our purchased transportation expense for the years indicated:

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(Dollars in thousands)
Purchased transportation expense	$1,255,646	$1,195,033	$1,055,416
% of operating revenue	30.5%	30.1%	27.9%
Because we reimburse owner-operators and other third parties for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to third parties from our purchased transportation expense. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of revenue less fuel surcharge revenue, as shown below:

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(Dollars in thousands)
Purchased transportation	$1,255,646	$1,195,033	$1,055,416
Less: fuel surcharge revenue reimbursed to owner-operators and other third parties	337,417	335,298	297,217
Purchased transportation, net of fuel surcharge reimbursement	$918,229	$859,735	$758,199
% of Revenue xFSR	27.6%	27.0%	25.0%

Purchased transportation, net of fuel surcharge reimbursement, increased $58.5 million, or 6.8%, in 2013 compared with 2012. As a percentage of Revenue xFSR, purchased transportation, net of fuel surcharge reimbursement,increased slightly. The dollar increase was due primarily to increased Intermodal volumes and the increase in miles driven by owner-operators.
For 2012, purchased transportation, net of fuel surcharge reimbursement, increased $101.5 million, or 13.4%, compared with 2011. As a percent of Revenue xFSR, purchase transportation, net of fuel surcharge reimbursement increased from 25.0% to 27.0%. The dollar increase is primarily the result of the increase in the miles driven by owner-operators and the growth in our Intermodal volumes. The increase in the percentage of Revenue xFSR is primarily the result of the 36.1% increase in total miles for our intermodal business.
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
The following is a summary of our insurance and claims expense for the years indicated:

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(Dollars in thousands)
Insurance and claims	$142,179	$121,655	$110,639
% of Revenue xFSR	4.3%	3.8%	3.7%
% of operating revenue	3.5%	3.1%	2.9%
Insurance and claims expense increased $20.5 million, or 16.9% in 2013, compared with 2012. As a percentage of Revenue xFSR, insurance and claims increased 50 basis points to 4.3%, compared with 3.8% for the same period in 2012. The increase is primarily due to the increase in reserves associated with unfavorable developments on both our current year claims and on our prior year loss layers based on new information received on these claims during the current period.
For 2012, insurance and claims expense increased by $11.0 million, or 10.0%, compared with 2011. The increase is due to the increase in reserves associated with a claim related to a drayage accident in 2012 and unfavorable developments of our prior year loss layers in the first quarter of 2012 based on new information received on these claims during the 2012 period. The majority of the increases are related to adjustments made to two claims from 2006 and 2007. These unfavorable developments were partially offset by improved claims experience associated with the insurance products sold by our captive insurance company to our owner-operators during 2012. Additionally, during 2011, we experienced favorable actuarial adjustments related to the prior year loss layers as the development of the liability claims from the prior years was better than the actuarial models had previously projected.
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
The following is a summary of our rental expense and depreciation and amortization of property and equipment for the years indicated:

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(Dollars in thousands)
Rental expense	$180,328	$149,433	$122,279
Depreciation and amortization of property and equipment	226,008	218,839	218,098
Rental expense and depreciation and amortization of property and equipment	$406,336	$368,272	$340,377
% of Revenue xFSR	12.2%	11.6%	11.2%
% of operating revenue	9.9%	9.3%	9.0%
Rental expense and depreciation and amortization of property and equipment were primarily driven by our fleet of tractors and trailers shown below:

	As of December 31,
	2013	2012	2011
		(Recast)	(Recast)
		(Unaudited)
Tractors:
Company
Owned	6,081	5,504	6,830
Leased - capital leases	1,851	2,658	2,755
Leased - operating leases	4,834	4,139	3,259
Total company tractors	12,766	12,301	12,844
Owner-operator
Financed through the Company	4,473	3,885	3,801
Other	722	960	1,054
Total owner-operator tractors	5,195	4,845	4,855
Total tractors	17,961	17,146	17,699
Trailers	57,310	55,947	53,557
Containers	8,717	8,717	6,210
For 2013, rental expense and depreciation and amortization of property and equipment increased $38.1 million, or 10.3%, compared with 2012. As a percentage of Revenue xFSR, these combined expenses increased from 11.6% in 2012 to 12.2% in 2013. The increased expense was primarily due to the rising costs of new tractors and growth in our fleet.
For 2012, rental expense and depreciation and amortization of property and equipment increased by $27.9 million, or 8.2%, compared with 2011. As a percentage of Revenue xFSR, these combined expenses increased from 11.2% in 2011 to 11.6% in 2012. The increased expense was primarily due to the rising costs of new tractors, growth in the number of trailers and intermodal containers and a higher percentage of leased assets which drive rent expense higher due to the inclusion of financing costs. These expenses were partially offset by a reduction in the total number of owned tractors, resulting in slightly lower depreciation expense.
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
The following is a summary of our amortization of intangibles for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Amortization of intangibles	$16,814	$16,925	$18,258

Amortization of intangibles for 2013, 2012, and 2011 is comprised of $15.6 million, $15.8 million, and $17.1 million, respectively, related to intangible assets recognized in conjunction with the 2007 Transactions and $1.2 million in each year related to intangible assets existing prior to the 2007 Transactions. Amortization of intangibles decreased in each successive year primarily as a result of the 150% declining balance amortization method applied to the customer relationship intangible recognized in conjunction with the 2007 Transactions.
We estimate that our non-cash amortization expense associated with all of the intangibles on our balance sheet as of December 31, 2013 will be $16.8 million in each of the next four years, of which $1.2 million in each period represents amortization of the intangible assets existing prior to the 2007 Transactions. In the fifth year, we estimate our non-cash expense will be $16.3 million, of which $0.6 million, represents the final amortization of the intangible assets existing prior to the 2007 Transactions.
Impairments
The following is a summary of our impairment expense for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Impairment expense	$—	$3,387	$—
In the fourth quarter of 2012, a deposit related to the purchase of certain fuel technology equipment and a related asset were written off as the supplier ceased operations, resulting in a pre-tax impairment of $2.3 million. In the first quarter of 2012, real property with a carrying amount of $1.7 million was written down to its fair value of $0.6 million, resulting in a pre-tax impairment charge of $1.1 million. We did not incur any pre-tax impairment charges in 2013 or 2011.
Operating taxes and licenses
Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with our fleet of equipment and will vary according to the size of our equipment fleet in future periods. The following is a summary of our operating taxes and licenses expense for the years indicated:

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(Dollars in thousands)
Operating taxes and licenses expense	$74,319	$71,849	$71,557
% of Revenue xFSR	2.2%	2.3%	2.4%
% of operating revenue	1.8%	1.8%	1.9%
For 2013, operating taxes and licenses expense increased $2.5 million. As a percentage of Revenue xFSR, operating taxes and licenses expense remained essentially flat from 2012 to 2013.
For 2012, operating taxes and licenses expense remained relatively flat as compared to 2011, increasing $0.3 million. Additionally, as a percentage of Revenue xFSR, operating taxes and licenses expense remained essentially flat from 2011 to 2012.
Interest
Interest expense consists of cash interest and amortization of related debt issuance costs and fees, but excludes expenses related to our interest rate swaps.
The following is a summary of our interest expense for the years indicated:

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(Dollars in thousands)
Interest expense	$99,534	$122,049	$149,981
Interest expense decreased for the year ended December 31, 2013 as compared to the prior year periods primarily due to our various voluntary prepayments throughout the year and the replacement of our term loan facilities completed in March of 2013. On March 7, 2013, we entered into the Second Amended and Restated Credit Agreement (the “2013 Agreement”). The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the Amended and Restated Credit Agreement (the "2012 Agreement") with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term loan B-1 and B-2 tranches with face values of $250.0 million and $410.0 million, respectively. In addition, the 2013

Agreement reduced the interest rates applicable to the first lien term loan B-1 tranche to LIBOR plus 2.75% with no minimum LIBOR rate and the first lien term loan B-2 tranche to LIBOR plus 3.00% with a minimum LIBOR rate of 1.00%. During 2013, we made voluntary prepayments of $26.5 million on the first lien term loan B-1 tranche and $69.0 million on the first lien term loan B-2 tranche. The prepayments were primarily funded though proceeds from operating cash flows and advances from our accounts receivable securitization . These prepayments have satisfied the scheduled principal payments on the first lien term loan B-1 tranche through March 2015 and the first lien term loan B-2 tranche through maturity. Further, during the year ended December 31, 2013, we made capital lease payments of $91.4 million.
Interest expense decreased for the year ended December 31, 2012 as compared to the prior year period due to various voluntary prepayments of debt made throughout the year and a replacement of our term loan completed in March of 2012. In January 2012, we made a $60.0 million voluntary payment on our then-existing first lien term loan. On March 6, 2012, we entered into the 2012 Agreement that replaced the then-existing $874.0 million face value first lien term loan, which accrued interest at LIBOR plus 4.50%, including a minimum LIBOR rate of 1.50%, with a $200.0 million face value first lien term loan B-1 tranche, which accrues interest at LIBOR plus 3.75% with no minimum LIBOR rate, and a $674.0 million face value first lien term loan B-2 tranche, which accrues interest at LIBOR plus 3.75%, including a minimum LIBOR rate of 1.25%. During 2012, we made voluntary prepayments of $52.5 million on the first lien term loan B-1 tranche and $97.0 million on the first lien term loan B-2 tranche. The prepayments were primarily funded though proceeds from operating cash flows, advances from our accounts receivable securitization and an incremental term loan.
Derivative interest
Derivative interest expense consists of expenses related to our interest rate swaps, including the income effect of mark-to-market adjustments of interest rate swaps and current settlements. In April 2011, in connection with our senior secured credit facility, we entered into two new forward-starting interest rate swap agreements with a total notional amount of $350.0 million. These interest rate swaps became effective in January 2013, mature in July 2015, and had been designated and qualified as cash flow hedges. As such, the effective portion of the changes in fair value of these designated swaps is recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the variable debt affects earnings, which hedged interest accruals began in January 2013. Any ineffective portions of the change in the fair value of the designated interest rate swaps will be recognized directly to earnings as derivative interest expense.
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
The following is a summary of our derivative interest expense for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Derivative interest expense	$3,852	$5,101	$15,057
Derivative interest expense for the year ended December 31, 2013 represents mark-to-market adjustments and settlement payments related to our interest rate swaps, which were de-designated as of February 28, 2013. Derivative interest expense for 2012 and 2011 is related to our terminated swaps and represents the previous losses recorded in accumulated OCI that are amortized to derivative interest expense over the original term of the swaps, which had a maturity of August 2012.
Impairments of non-operating assets
On February 14, 2012, the Company loaned $7.5 million to SPS pursuant to a secured promissory note which was secured by substantially all of the assets of SPS. On December 31, 2012, SPS failed to make its first scheduled principal payment and quarterly interest payment to the Company due to a decline in its financial performance resulting from, among other things, a legal dispute with the former owners and its primary customer. This caused the Company to evaluate the secured promissory note due from SPS for impairment, which resulted in a $6.0 million pre-tax adjustment that was recorded in Impairments of non-operating assets in the Company’s consolidated statements of operations in the fourth quarter of 2012.

Merger and Acquisition Expense

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Merger and acquisition expense	$4,913	$—	$—
As a result of the acquisition of Central, both Swift and Central incurred certain transactional related expenses, including financial advisory, severance and other professional fees, related to the acquisition totaling $4.9 million for the year ended December 31, 2013.
Loss on Debt Extinguishment

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Loss on debt extinguishment	$5,540	$22,219	$—
In association with the acquisition of Central on August 6, 2013, certain outstanding Central debt was paid in full and extinguished, resulting in a loss of debt extinguishment of $0.5 million, representing the write-off of the remaining unamortized deferred financing fees. As noted above, on March 7, 2013, we entered into the 2013 Agreement replacing the 2012 Agreement. The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the 2012 Agreement. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million for the year ended December 31, 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement. On May 21, 2012, the Company completed the call of its remaining $15.2 million face value 12.50% fixed rate notes due May 15, 2017, at a price of 106.25% of face value pursuant to the terms of the indenture governing the notes, resulting in a loss on debt extinguishment of $1.3 million, representing the call premium and write-off of the remaining unamortized deferred financing fees. Also, in the first quarter of 2012, we entered into the 2012 Agreement, which replaced the then-existing, remaining $874.0 million face value first lien term loan, resulting in a loss on debt extinguishment of $20.9 million, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the original term loan.
Gain on Sale of Real Property

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Gain on sale of real property	$(6,876)	$—	$—
During 2013, we disposed of two non-operating properties in Phoenix, AZ and one non-operating property in Wilmington, CA, resulting in a gain of $6.9 million.
Income tax expense
The following is a summary of our income tax expense for the years indicated:

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(Dollars in thousands)
Income tax expense	$100,982	$61,614	$58,492
For the year ended December 31, 2013, income tax expense reflects an effective tax rate of 39.4% which was 90 basis points higher than our normalized effective tax rate primarily due to a new tax rate in Mexico, Central’s conversion to a C-Corporation from an S-Corporation, fixed asset basis differences and state tax rate changes, Central acquisition related costs as well as the benefit realized from Central’s designation as an S-Corporation prior to the Acquisition.
For the year ended December 31, 2012, income tax expense reflects an effective tax rate of 30.5% which was 850 basis points lower than our normalized effective tax rate primarily due to the benefit realized from Central's designation as an S-Corporation prior to the Acquisition, tax benefits realized from favorable changes in effective state tax rates as well as additional employment tax credits claimed on our 2011 tax return.

For the year ended December 31, 2011, income tax expense reflects an effective tax rate of 36.3%, which was 270 basis points lower than our normalized effective tax rate primarily due to the benefit realized from Central's designation as an S-Corporation prior to the Acquisition, a favorable change in unrecognized tax benefits during the period resulting from the conclusion of our federal tax audit as well as a state tax audit, partially offset by the amortization of previous losses from accumulated OCI to income (for book purposes) related to the Company's previous interest rate swaps that were terminated in December 2010.
Liquidity and Capital Resources
Overview
As of December 31, 2013 and 2012, we had the following sources of liquidity available to us:

	December 31, 2013	December 31, 2012
		(Recast)
	(Dollars in thousands)
Cash and cash equivalents, excluding restricted cash	$59,178	$53,596
Availability under revolving line of credit due September 2016	274,493	240,932
Availability under accounts receivable securitization facility	36,800	64,600
Central Refrigerated availability under revolving line of credit due November 2013 (terminated at the Acquisition date)	—	25,900
Total unrestricted liquidity	$370,471	$385,028
Restricted cash	50,833	51,678
Restricted investments, held to maturity, amortized cost	25,814	22,275
Total liquidity, including restricted cash and investments	$447,118	$458,981
As of December 31, 2013 and 2012, we had cash and cash equivalents of $59.2 million and $53.6 million, respectively. As of December 31, 2013, in addition to our outstanding borrowings of $17.0 million, we had $108.5 million in letters of credit outstanding under our $400.0 million revolving line of credit, leaving $274.5 million available. In addition, we had borrowed$264.0 million from our $300.8 million accounts receivable facility, leaving $36.8 million available at December 31, 2013, based on eligible receivables as of that date. Furthermore, we had restricted cash and short-term investments of $50.8 million and $25.8 million, respectively, primarily held by our captive insurance companies for the payment of claims, giving us a total liquidity position of approximately $447.1 million as of December 31, 2013.
As a result of our voluntary prepayments throughout 2013 of $26.5 million on the first lien term loan B-1 tranche and $69.0 million on the first lien term loan B-2 tranche, we have satisfied the scheduled principal payments on the first lien term loan B-1 tranche through March 2015 and the first lien term loan B-2 tranche through maturity.
Our business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures on our fleet and other assets, working capital needs, principal and interest payments on our obligations and tax payments. We also need liquidity sources in order to issue letters of credit to support insurance requirements.
We also make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and potentially fund growth in our revenue equipment fleet if justified by customer demand and our ability to finance the equipment and generate acceptable returns. We expect our net cash capital expenditures to be approximately $220 million to $250 million for 2014. Further, we expect to continue to obtain a portion of our equipment under operating and capital leases, which are not reflected as net cash capital expenditures. Beyond 2014, we expect our net capital expenditures to remain substantial.
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
In addition, the indenture for our senior second priority secured notes provides that we may only incur additional indebtedness if, after giving effect to the new incurrence, we meet a minimum fixed charge coverage ratio of 2.00:1.00, as defined therein, or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350.0 million at any one time outstanding. As of December 31, 2013, we had a fixed charge coverage ratio in excess of 4.00:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing financial arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for 2014.
Cash Flows
Our summary statements of cash flows information for the years indicated is set forth in the table below:

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(Dollars in thousands)
Net cash provided by operating activities	$473,504	$447,118	$340,184
Net cash used in investing activities	$(311,720)	$(169,129)	$(149,918)
Net cash used in financing activities	$(156,202)	$(306,477)	$(157,312)
Operating activities
The $26.4 million increase in net cash provided by operating activities during year ended December 31, 2013, compared to the same period in 2012, was primarily the result of a $5.1 million increase in operating income and a $20.5 million reduction in cash paid for interest and income taxes.
The $106.9 million increase in net cash provided by operating activities during the year ended December 31, 2012, compared with the year ended December 31, 2011, was primarily the result of the $37.6 million improvement in net cash flows provided by changes in accounts receivable as a result of increased collections, $29.8 million increase in operating income, and $2.8 million decrease in advance payments associated with operating leases between 2011 and 2012. These increases were partially offset by an increase in taxes paid of $12.5 million.
Investing activities
Our net cash used in investing activities increased $142.6 million during the year ended December 31, 2013, compared to the same period in 2012. This increase was primarily related to the $27.7 million increase in our net cash capital expenditures, which equals our gross capital expenditures less proceeds received from sale of property and equipment and the acquisition of Central, including $150.3 million paid to Central stockholders and $41.8 million repayment of Central debt included in the financing activities section, offset by the $40.7 million increase in payments received on assets held for sale during 2013, compared to 2012.
Total net cash used in investing activities increased by $19.2 million during the year ended December 31, 2012, compared to the same period in 2011. This increase was primarily the result of the $22.3 million increase in restricted investments offset by the $7.2 million reduction in restricted cash held by our captive insurance companies. Additionally, during the first quarter of 2012, we loaned $7.5 million pursuant to a secured promissory note to, and contributed $500 thousand as an equity investment in, SPS. Our gross capital expenditures increased $64.2 million during 2012, which were offset by $65.2 million in increased proceeds from the sale of property and equipment as a result of a strong used truck market and our focus to maximize our return on net assets by matching our operational fleet with the market conditions.
Financing activities
Cash used in financing activities decreased by $150.3 million during the year ended December 31, 2013 as compared to the same period in 2012. This decrease in cash used in financing activities was primarily related to the proceeds we received from the $85.0 million in borrowings under our revolving credit agreement and from the $100.0 million in advances under our accounts receivable securitization agreement on August 6, 2013 to fund the majority of the cash consideration paid in the acquisition of Central. As of December 31, 2013, we had repaid $68.0 million and $5.0 million of these amounts borrowed under the revolving credit agreement and the accounts receivable securitization, respectively. Additionally, during 2013, we repaid $236.4 million in long-term debt and capital leases, including voluntary repayments of our debt and the repayment of certain Central debt totaling $41.8 million at the closing of the Acquisition compared to repayments of $311.9 million in long-term debt and capital leases during 2012. In addition, we received $13.9 million in proceeds from the exercise of stock options and issuance of shares under our employee stock purchase plan during 2013. The changes in the cash flows from financing activities noted above were offset by our $40.0 million net repayments of our accounts receivable securitization, excluding the impact of the amounts borrowed associated with the Acquisition, during 2013, compared to net borrowings of $24.0 million under our accounts receivable securitization during 2012.
Cash used in financing activities increased by $149.2 million during the year ended December 31, 2012 as compared to the same period in 2011. The cash used in financing activities included $300.6 million in net repayments of long term debt and capital leases. These net repayments included a $60.0 million voluntary prepayment in January 2012 on our then-existing first lien term loan, a $15.2 million payment to redeem our remaining 12.50% fixed rate notes in May 2012, a total of $97.0 million voluntary prepayment on our first lien term B-2 tranche, a total of $52.5 million voluntary prepayments on our first lien term B-1 tranche, net of $10.0 million incremental loan proceeds, repayments of capital leases of $68.6 million and repayments of $18.6 million in other debt. Further, cash used in financing activities included the payment of $9.0 million of financing fees to lenders associated with our Amended and Restated Credit Agreement in March 2012 and our first amendment to the Amended and Restated Credit Agreement in April 2012. These repayments were offset by $24.0 million in net proceeds under our 2011 RSA. During the year ended December 31, 2011, cash used in financing activities included proceeds of $63.2 million, before expenses, from the sale of our Class A common stock, pursuant to the over-allotment option in connection with our IPO.
Capital and Operating Leases
In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment, including tractors and trailers, with capital and operating leases. During the year ended December 31, 2013, we acquired revenue equipment through capital and operating leases with gross values of $85.1 million and $367.3 million, respectively, which were offset by capital and operating lease terminations with originating values of $129.4 million and $95.9 million, respectively, for revenue equipment in 2013.
During the year ended December 31, 2012, we acquired revenue equipment through capital and operating leases with gross values of $38.5 million and $380.3 million, respectively, which were offset by capital and operating lease terminations with originating values of $44.9 million and $211.8 million, respectively, for revenue equipment in 2012.
Working Capital
As of December 31, 2013 and 2012, we had a working capital surplus of $349.7 million and $358.6 million, respectively.
Material Debt Agreements
Overview
As of December 31, 2013, we had the following material debt agreements:

•	senior secured credit facility consisting of a term loan B-1 tranche due December 2016 and term loan B-2 tranche due December 2017, and a revolving line of credit due September 2016;
•	senior second priority secured notes due November 2018;
•	2013 RSA due July 2016; and
•	other secured indebtedness and capital lease agreements.
The amounts outstanding under such agreements and other debt instruments were as follows as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
		(Recast)
	(In thousands)
Senior secured first lien term loan due December 2016	$229,000	$—
Senior secured first lien term loan due December 2017	410,000	—
Senior secured first lien term loan due December 2016, net of $405 OID as of December 31, 2012	—	157,095
Senior secured first lien term loan due December 2017, net of $1,440 OID as of December 31, 2012	—	575,560
Senior second priority secured notes due November 15, 2018, net of $6,175 and $7,439 OID as of December 31, 2013 and December 31, 2012, respectively	493,825	492,561
2013 RSA and 2011 RSA, respectively	264,000	204,000
Revolving line of credit	17,000	2,531
Central notes payables	2,190	16,390
Other secured debt and capital leases	186,805	188,992
Total debt and capital leases	$1,602,820	$1,637,129
Less: current portion	75,056	73,497
Long-term debt and capital leases	$1,527,764	$1,563,632
The credit facility and senior notes are secured by substantially all of the assets of the Company, subject to an intercreditor agreement, and are guaranteed by Swift Transportation Company, IEL, Central Refrigerated Transportation, Inc. and its subsidiaries,

Swift Transportation Co., LLC and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary.
Senior Secured Credit Facility
On March 7, 2013, we entered into a Second Amended and Restated Credit Agreement (the “2013 Agreement”) replacing our previous Amended and Restated Credit Agreement dated March 6, 2012 (the “2012 Agreement”). The 2013 Agreement replaced the previous first lien term loan B-1 and B-2 tranches with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term B-1 and B-2 tranches with balances of $250.0 million and $410.0 million, respectively. In addition, the 2013 Agreement reduced the interest rate applicable to the first lien term loan B-1 tranche to the LIBOR rate plus 2.75% with no LIBOR floor, down from the LIBOR rate plus 3.75% with no LIBOR floor, and reduced the interest rate applicable to the first lien term loan B-2 tranche to the LIBOR rate plus 3.00% with a 1.00% LIBOR floor, down from the LIBOR rate plus 3.75% with a 1.25% LIBOR floor. As of December 31, 2013, interest accrues at 2.92% and 4.00% on our first lien term loan B-1 and B-2 tranches, respectively. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million for the year ended December 31, 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement.
In addition to the pricing changes described above, the 2013 Agreement increased the availability pursuant to the accordion feature up to $350.0 million in aggregate, subject to the satisfaction of certain conditions and the participation of lenders.
As of December 31, 2013, we had outstanding borrowing of $17.0 million under the $400.0 million revolving line of credit, and had outstanding letters of credit under this facility primarily for workers’ compensation and self-insurance liability purposes totaling $108.5 million, leaving $274.5 million available under the revolving line of credit. We borrowed $85.0 million on the revolving credit agreement to fund a portion of the cash consideration paid for the Acquisition on August 6, 2013. As of December 31, 2013, we had repaid $68.0 million of these amounts borrowed. As of December 31, 2013, interest accrues at 3.2% on the aggregate principal balance. As of December 31, 2013, interest accrues at 3.00% and 0.44% on the outstanding letters of credit and unused portion, respectively, on the revolving line of credit.
The senior secured credit agreement contains certain financial covenants with respect to maximum leverage ratio, minimum consolidated interest coverage ratio, and maximum capital expenditures. The senior secured credit agreement also contains certain affirmative and negative covenants, including, but not limited to, restrictions, subject to certain exceptions, on incremental indebtedness, asset sales, certain restricted payments (including dividends), certain incremental investments or advances, transactions with affiliates, engaging in additional business activities, and prepayments of certain other indebtedness. We were in compliance with the covenants in the senior secured credit agreement as of December 31, 2013.
2018 Senior Second Priority Secured Notes
On December 21, 2010, Swift Services Holdings, Inc., our wholly owned subsidiary, completed a private placement of senior second priority secured notes totaling $500 million face value which mature in November 2018 and bear interest at 10.00% (the “2018 senior notes”). We received proceeds of $490 million, net of a $10.0 million original issue discount.
The indenture governing the 2018 senior notes contains covenants that, among other things, limit our ability to incur additional indebtedness or issue certain preferred shares, to pay dividends on, repurchase, or make distributions in respect of capital stock or make other restricted payments, to make certain investments, to sell certain assets, to create liens, enter into sale and leaseback transactions, prepay or defease subordinated debt, to consolidate, merge, sell, or otherwise dispose of all or substantially all assets, and to enter into certain transactions with affiliates. These covenants are subject to a number of limitations and exceptions. We were in compliance with these covenants at December 31, 2013.
Fixed Rate Notes
On May 21, 2012, we completed the call of our remaining $15.2 million face value 12.50% fixed rate notes due May 15, 2017, at a price of 106.25% of face value pursuant to the terms of the indenture governing the notes. We paid total proceeds of $16.2 million, which included the aggregate outstanding principal balance, the premium and the unpaid interest through closing and resulted in a loss on debt extinguishment of $1.3 million.
2013 RSA
In June, 2013, we, through Swift Receivables Company II, LLC, or SRCII, a wholly-owned bankruptcy-remote special purpose subsidiary, entered into an Amended and Restated Receivables Sale Agreement,the 2013 RSA, with unrelated financial entities, the Purchasers, to replace our prior accounts receivable sale facility and to sell, on a revolving basis, undivided interests in our consolidated accounts receivable. Pursuant to the 2013 RSA, our receivable originator subsidiaries will sell all of their eligible accounts receivable to SRCII, which in turn sells a variable percentage ownership interest in its accounts receivable to the Purchasers. The 2013 RSA increases the borrowing capacity secured by the receivables from $275.0 million under the 2011 RSA to $325.0 million and extends the final maturity date from June 8, 2014 to July 13, 2016 and is subject to customary fees and contains various customary affirmative and negative covenants and termination provisions. Outstanding balances under the 2013 RSA accrue program fees generally at commercial paper rates plus 95 basis points, down from commercial paper rates plus 125 basis points, and unused capacity is subject to an unused commitment fee of 35 basis points, decreasing from 40 basis points.

Pursuant to the 2013 RSA, collections on the underlying receivables by us are held for the benefit of SRCII and the Purchasers in the facility and are unavailable to satisfy claims of Swift and its subsidiaries.
Pursuant to the 2013 RSA, collections on the underlying receivables by us are held for the benefit of SRCII and the lenders in the facility and are unavailable to satisfy claims of the Company and its subsidiaries. The 2013 RSA contains certain restrictions and provisions (including cross-default provisions to our other debt agreements) which, if not met, could restrict our ability to borrow against future eligible receivables. The inability to borrow against additional receivables would reduce liquidity as the daily proceeds from collections on the receivables levered prior to termination are remitted to the lenders, with no further reinvestment of these funds by the lenders into us.
Off-Balance Sheet Arrangements
Operating leases
We lease approximately 8,300 tractors under operating leases, which includes approximately 4,800 company tractors and 3,500 owners-operator tractors financed by the Company. Operating leases have been an important source of financing for our revenue equipment. Tractors held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such tractors are reflected in our consolidated statements of operations in the line item “Rental expense.” Rent expense related to our revenue equipment operating leases was $175.2 million, $144.6 million and $118.8 million for the years ended 2013, 2012, and 2011, respectively. The total amount of remaining payments under operating leases as of December 31, 2013, was approximately $505.1 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of December 31, 2013, the maximum possible payment under the residual value guarantees was approximately $1.5 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.
Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2013 (in thousands):

		Payments Due By Period(7)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations, including OID of $6,175	$1,156,480	$11,387	$235,093	$910,000	$—
Revolving line of credit	17,000	—	17,000	—	—
2013 RSA (1)	264,000	—	264,000	—	—
Capital lease obligations(2)	171,515	63,669	70,435	37,411	—
Interest obligations(3)	352,573	82,923	154,869	114,781	—
Operating lease obligations(4)	505,065	177,889	253,124	60,593	13,459
Interest rate swaps (5)	12,042	5,929	6,113	—	—
Purchase obligations(6)	560,633	560,633	—	—	—
Total contractual obligations	$3,039,308	$902,430	$1,000,634	$1,122,785	$13,459
________

(1)	Represents borrowings owed at December 31, 2013. The total borrowing of $264.0 million consists of multiple amounts, the interest on each varies.

(2)
Represents principal payments owed at December 31, 2013. The borrowing consists of capital leases with finance companies, with fixed borrowing amounts and fixed interest rates, as set forth on each applicable lease schedule. Accordingly, interest on each lease varies between schedules.

(3)
Represents interest obligations on long-term debt, 2013 RSA, and capital lease obligations and excludes fees and accretion of OID. For variable rate debt, the interest rate in effect as of December 31, 2013, was utilized. The table assumes long-term debt and the 2013 RSA are held to maturity.

(4)
Represents future monthly rental payment obligations, which include an interest element, under operating leases for tractors, trailers, chassis, and facilities. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. These leases generally run for a period of three to five years for tractors and five to seven years for trailers. We also have guarantee obligations of residual values under certain operating leases, which obligations are not included in the amounts presented. Upon termination of these leases, we would be responsible for the excess of the guarantee amount above the fair market value of the equipment, if any. As of December 31, 2013, the maximum potential amount of future payments we could be required to make under these guarantees is $1.5 million.

(5)	Amounts presented for interest rate swap payments are undiscounted and represent payments projected on LIBOR forward rates as of December 31, 2013.

(6)
Represents purchase obligations for revenue equipment, fuel, and facilities of which a significant portion is expected to be financed with operating and capital leases to the extent available. We generally have the option to cancel tractor purchase orders with 60 to 90 days notice. As of December 31, 2013, approximately 29% of this amount had become non-cancelable.

(7)	Deferred taxes and long-term portion of claims accruals are excluded from other long-term liabilities in the table above.
Inflation
Inflation can have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increased. However, the effect of inflation has been minor over the past three years.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenue, expenses, and associated disclosures of contingent assets and liabilities are affected by these estimates and assumptions. We evaluate these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts will be reported using differing estimates or assumptions. We consider our critical accounting policies to be those that require us to make more significant judgments and estimates when we prepare our financial statements. Our critical accounting policies include the following:
Claims accruals
We are self-insured for a portion of our auto liability, workers’ compensation, property damage, cargo damage, and employee medical expense risk. This self-insurance results from buying insurance coverage that applies in excess of a retained portion of risk for each respective line of coverage. Each reporting period, we accrue the cost of the uninsured portion of pending claims. These accruals are estimated based on our evaluation of the nature and severity of individual claims and an estimate of future claims development based upon historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of legal costs, claims that have been incurred but not reported and a number of uncertainties, including the inherent difficulty in estimating the severity of the claim and the potential judgment or settlement amount to dispose of the claim. If claims development factors that are based upon historical experience had increased by 10%, our claims accrual as of December 31, 2013 would have potentially increased by $12.2 million.
Goodwill
We have recorded goodwill, which primarily arose from the partial acquisition of Swift Transportation. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other,” we test goodwill for potential impairment annually as of November 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Topic 350 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Under step one of the quantitative goodwill impairment test, an entity compares the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying value amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Topic 805, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The test of goodwill and indefinite-lived intangible assets requires judgment, including the identification of reporting units, assigning assets (including goodwill) and liabilities to reporting units and determining the fair value of each reporting unit. Fair value of the reporting unit is determined using a combination of comparative valuation multiples of publicly traded companies, internal transaction methods, and discounted cash flow models to estimate the fair value of reporting units, which includes several significant assumptions, including estimating future cash flows, determining appropriate discount rates, and other assumptions the Company believed reasonable under the circumstances. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.
For our test of goodwill impairment as of November 30, 2013 and 2012, we evaluated the qualitative factors prescribed in Topic 350 and as amended by ASU No. 2011-08 to determine whether to perform the two-step quantitative goodwill impairment test. Our test of goodwill by assessing the qualitative factors requires judgment, including identification of reporting units and evaluating macroeconomic conditions, industry and market conditions, cost factors and entity-specific events, including overall financial performance and changes within our share price. In evaluating these qualitative factors as of November 30, 2013 and 2012, we determined that it was more likely than not that the fair value of our reporting units exceeded the carrying amount and that it was not necessary to perform the two-step quantitative goodwill impairment test.
In conjunction with the identification of the reporting units, the Truckload and Dedicated reporting units are the only ones to which goodwill has been allocated due to their respective fair value materiality at the time of the 2007 Transactions, reflecting a gross balance of $377.0 million and $130.7 million, respectively, as of December 31, 2013 and 2012. We recognized accumulated impairment losses of $190.4 million in our Truckload reporting unit during 2007 and 2008 and $64.0 million in our Dedicated reporting unit during 2007. As of December 31, 2013 and 2012 the carrying values of the Truckload and Dedicated reporting units were $186.6 million and $66.7 million, respectively.
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
Amortization of the intangible customer relationships acquired in the acquisition of Swift Transportation is calculated on the 150% declining balance method over the estimated useful life of 15 years. The customer relationships contributed to us at May 9, 2007 are amortized using the straight-line method over 15 years. The owner-operator relationship was amortized using the straight-line method over three years and was fully amortized by December 31, 2010. The trade name has an indefinite useful life and is not amortized, but rather is evaluated for impairment annually on November 30, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value.
Impairments of long-lived assets
We evaluate our long-lived assets, including property and equipment, and certain intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topic 360, “Property, Plant, and Equipment” and ASC Topic 350, respectively. In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (“Topic 350”): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. An organization is now allowed to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary.
In the fourth quarter of 2012, we wrote off a deposit related to the purchase of certain fuel technology equipment and a related asset as the supplier ceased operations, resulting in a pre-tax impairment of $2.3 million. In the first quarter of 2012, we wrote down real property with a carrying amount of $1.7 million to its fair value of $0.6 million, resulting in a pre-tax impairment charge of $1.1 million.
Income taxes
Our deferred tax assets and liabilities represent items that will result in taxable income or tax deductions in future years for which we have already recorded the related tax expense or benefit in our consolidated statements of operations. Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income. To the extent we believe the likelihood of recovery is not sufficient, a valuation allowance is established for the amount determined not to be realizable. As of December 31, 2013, we had no valuation allowance. All deferred tax assets are considered more likely than not to be realized as they are expected to be utilized by continued profitability in future periods. U.S. income and foreign withholding taxes have not been provided on approximately $9.8 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the U.S. As the Company intends to reinvest these earnings indefinitely outside the U.S., it is not required to provide U.S. income taxes on them until they are repatriated in the form of dividends or otherwise.
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
We are liable for residual value guarantees in connection with certain of our operating leases of certain revenue equipment. If we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value up to a maximum shortfall per unit. For substantially all of these tractors, we have residual value agreements from manufacturers at amounts equal to our residual obligation to the lessors. For all other equipment (or to the extent we believe any manufacturer will refuse or be unable to meet its obligation), we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases. The estimated values at lease termination involve management judgments. As of December 31, 2013, the maximum potential amount of future payments we would be required to make under these guarantees is $1.5 million. At the inception of a lease, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives. The Company leases various revenue equipment and terminal facilities under operating leases. At December 31, 2013, the future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Total
Years Ending December 31,
2014	$177,889
2015	154,535
2016	98,589
2017	45,108
2018	15,485
Thereafter	13,459
Total minimum lease payments	$505,065
Future minimum lease payments used in determining lease classification represent the minimum rental payments called for over the lease term, inclusive of residual value guarantees and amounts that would be required to be paid, if any, by the Company upon default for leases containing subjective acceleration or cross default clauses.
Stock-based employee compensation
We issue several types of share-based compensation, including awards that vest based on service and performance conditions or a combination of service and performance conditions. Performance-based awards vest contingent upon meeting certain performance criteria established by our compensation committee. All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests. ASC Topic 718 requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award. Determining the appropriate amount to expense in each period is based on likelihood and timing of achievement of the stated targets for performance-based awards, and requires judgment, including forecasting future financial results and market performance. The estimates are revised periodically based on the probability and timing of achieving the required performance targets, respectively, and adjustments are made as appropriate. Awards that only are subject to time-vesting provisions are amortized using the straight-line method. Awards subject to time-based vesting and performance conditions are amortized using the individual vesting tranches.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We have interest rate exposure arising from our senior secured credit facility, 2013 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan B-2 tranche is mitigated due to a minimum LIBOR rate of 1.00%. We manage interest rate exposure through variable rate debt (weighted average rate of 2.97% before applicable margin). Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $6.1 million considering the effect of the minimum LIBOR rate on the first lien term loan B-2 tranche.
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices will raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, decreased from an average of $3.968 per gallon for the year ended December 31, 2012 to an average of $3.922 per gallon for the year ended December 31, 2013. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.
Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements of the Company as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011, together with related notes and the report of KPMG LLP, independent registered public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Annual Report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Swift Transportation Company:
We have audited the accompanying consolidated balance sheets of Swift Transportation Company and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Central Refrigerated Transportation, Inc. (Central), a wholly owned subsidiary, as of and for the years ended December 31, 2012 and 2011, which statements reflect total assets constituting 6% in 2012 and total revenues constituting 12% in both 2012 and 2011 of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Central, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swift Transportation Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Phoenix, Arizona
February 28, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Central Refrigerated Transportation, Inc.

We have audited the accompanying consolidated balance sheets of Central Refrigerated Transportation, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Refrigerated Transportation, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP

Salt Lake City, Utah
February 24, 2014

Swift Transportation Company and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2013	2012
		(Recast)
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$59,178	$53,596
Restricted cash	50,833	51,678
Restricted investments, held to maturity, amortized cost	25,814	22,275
Accounts receivable, net	418,436	392,770
Equipment sales receivable	368	563
Income tax refund receivable	23,704	10,046
Inventories and supplies	18,430	17,524
Assets held for sale	19,268	31,544
Prepaid taxes, licenses, insurance and other	63,958	58,903
Deferred income taxes	46,833	98,235
Current portion of notes receivable	7,210	4,957
Total current assets	734,032	742,091
Property and equipment, at cost:
Revenue and service equipment	1,942,423	1,863,634
Land	117,929	120,442
Facilities and improvements	248,724	250,816
Furniture and office equipment	61,396	51,340
Total property and equipment	2,370,472	2,286,232
Less: accumulated depreciation and amortization	922,665	888,696
Net property and equipment	1,447,807	1,397,536
Other assets	57,166	65,537
Intangible assets, net	316,747	333,561
Goodwill	253,256	253,256
Total assets	$2,809,008	$2,791,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,014	$113,374
Accrued liabilities	110,745	107,772
Current portion of claims accruals	75,469	86,587
Current portion of long-term debt and obligations under capital leases	75,056	73,497
Fair value of guarantees	366	366
Current portion of interest rate swaps	4,718	1,853
Total current liabilities	384,368	383,449
Revolving line of credit	17,000	2,531
Long-term debt and obligations under capital leases, less current portion	1,246,764	1,357,101
Claims accruals, less current portion	118,582	98,919
Fair value of interest rate swaps, less current portion	7,050	11,497
Deferred income taxes	484,200	441,381
Securitization of accounts receivable	264,000	204,000
Other liabilities	3,457	2,899
Total liabilities	2,525,421	2,501,777
Commitments and contingencies (notes 15 and 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 88,402,991 and 87,055,664 shares issued and outstanding as of December 31, 2013 and 2012, respectively	883	871
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 52,441,938 and 52,495,236 shares issued and outstanding as of December 31, 2013 and 2012, respectively	525	525
Additional paid-in capital	759,408	920,827
Accumulated deficit	(471,169)	(601,777)
Central stockholders' loans receivable, pre-acquisition	—	(22,142)
Accumulated other comprehensive loss	(6,162)	(8,202)
Noncontrolling interest	102	102
Total stockholders’ equity	283,587	290,204
Total liabilities and stockholders’ equity	$2,809,008	$2,791,981
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(In thousands, except per share data)
Operating revenue	$4,118,195	$3,976,085	$3,778,963
Operating expenses:
Salaries, wages and employee benefits	903,990	879,856	861,423
Operating supplies and expenses	319,023	290,472	281,872
Fuel	640,000	668,707	698,530
Purchased transportation	1,255,646	1,195,033	1,055,416
Rental expense	180,328	149,433	122,279
Insurance and claims	142,179	121,655	110,639
Depreciation and amortization of property and equipment	226,008	218,839	218,098
Amortization of intangibles	16,814	16,925	18,258
Impairments	—	3,387	—
Gain on disposal of property and equipment	(22,664)	(18,351)	(8,902)
Communication and utilities	25,593	26,464	27,757
Operating taxes and licenses	74,319	71,849	71,557
Total operating expenses	3,761,236	3,624,269	3,456,927
Operating income	356,959	351,816	322,036
Other (income) expenses:
Interest expense	99,534	122,049	149,981
Derivative interest expense	3,852	5,101	15,057
Interest income	(2,474)	(2,156)	(1,997)
Merger and acquisition expense	4,913	—	—
Loss on debt extinguishment	5,540	22,219	—
Impairments on non-operating assets	—	5,979	—
Gain on sale of real property	(6,876)	—	—
Other	(3,934)	(3,077)	(2,244)
Total other (income) expenses, net	100,555	150,115	160,797
Income before income taxes	256,404	201,701	161,239
Income tax expense	100,982	61,614	58,492
Net income	$155,422	$140,087	$102,747
Basic earnings per share	$1.11	$1.00	$0.74
Diluted earnings per share	$1.09	$1.00	$0.74
Shares used in per share calculations
Basic	140,179	139,532	139,155
Diluted	142,221	139,619	139,663
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)

Net income	$155,422	$140,087	$102,747
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	3,143	5,101	15,057
Change in fair value of interest rate swaps	(145)	(2,786)	(9,952)
Other comprehensive income before income taxes	2,998	2,315	5,105
Income tax effect of items of other comprehensive income	(958)	1,142	3,897
Other comprehensive income, net of taxes	2,040	3,457	9,002
Total comprehensive income	$157,462	$143,544	$111,749
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Central Refrigerated Stockholders' Loans Receivable, Pre-Acquisition	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
	(In thousands, except per share data)
Balances, December 31, 2010 (recast)	73,300,000	$733	60,116,713	$601	$845,721	$(826,042)	$(20,661)	$102	$(10,011)	$(9,557)
Issuance of Class A common stock for cash, net of fees and expenses of issuance	6,050,000	61			62,933					62,994
Grant of restricted Class A common stock	9,344				140					140
Exercise of stock options and tax deficiency	22,519				41					41
Conversion of Class B common stock to Class A common stock	6,553,253	65	(6,553,253)	(65)						—
Other comprehensive income. net							9,002			9,002
Non-cash equity compensation					6,861					6,861
Issuance of Central stockholders' loan receivable, pre-acquisition									(12,000)	(12,000)
Distribution to Central stockholders, pre-acquisition						(4,964)				(4,964)
Interest on Central stockholders' loans receivable, pre-acquisition									(78)	(78)
Net income						102,747				102,747
Balances, December 31, 2011 (recast)	85,935,116	$859	53,563,460	$536	$915,696	$(728,259)	$(11,659)	$102	$(22,089)	$155,186
Conversion of Class B common stock to Class A common stock	1,068,224	11	(1,068,224)	(11)						—
Grant of restricted Class A common stock	11,676				4					4
Exercise of stock options	24,427				268					268
Central non-cash exercise of stock options					210					210
Excess tax deficiency of stock options					(370)					(370)
Shares issued under employee stock purchase plan	16,221	1			133					134
Other comprehensive income, net							3,457			3,457
Non-cash equity compensation					4,886					4,886
Distribution to Central stockholders, pre-acquisition						(13,605)				(13,605)
Interest on Central stockholders' loans receivable, pre-acquisition									$(53)	(53)
Net income						140,087				140,087
Balances, December 31, 2012 (recast)	87,055,664	$871	52,495,236	$525	$920,827	$(601,777)	$(8,202)	$102	$(22,142)	$290,204
Exercise of stock options	1,210,184	12			12,973					12,985
Excess tax deficiency of stock options					187					187
Grant of restricted Class A common stock	10,480				86					86
Shares issued under employee stock purchase plan	73,365				960					960
Conversion of Class B common stock to Class A common stock	53,298		(53,298)							—
Other comprehensive income, net							2,040			2,040
Non-cash equity compensation					3,670					3,670
Central acceleration of non-cash equity compensation					887					887
Central non-cash exercise of stock options					3,415				(3,415)	—
Issuance of Central stockholders' loan receivable, pre-acquisition									(30,000)	(30,000)
Net settlements of distribution to Central stockholders in satisfaction of stockholders' loans receivable, pre-acquisition						(22,315)			22,315	—
Distribution to Central stockholders, pre-acquisition						(2,499)				(2,499)
Interest on Central stockholders' loans receivable, pre-acquisition									(53)	(53)
Acquisition of Central, a common control entity, net of repayment of stockholders' loans receivable at closing of acquisition					(183,597)				33,295	(150,302)
Net income						155,422				155,422
Balances, December 31, 2013	88,402,991	$883	52,441,938	$525	$759,408	$(471,169)	$(6,162)	$102	$—	$283,587
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(In thousands)
Cash flows from operating activities:
Net income	$155,422	$140,087	$102,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	242,822	235,764	236,356
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	7,247	10,645	22,607
Gain on disposal of property and equipment less write-off of totaled tractors	(21,574)	(16,674)	(6,817)
Gain on sale of real property	(6,876)	—	—
Impairments	—	9,366	—
Equity losses of investee	537	1,007	(264)
Deferred income taxes	102,290	45,753	49,265
Provision for (reduction of) allowance for losses on accounts receivable	1,370	977	(357)
Loss on debt extinguishment	5,540	22,219	—
Non-cash equity compensation	4,645	4,890	7,001
Income effect of mark-to-market adjustment of interest rate swaps	805	—	—
Interest on Central stockholders' loan receivable, pre-acquisition	(53)	(53)	(78)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(16,613)	(17,534)	(55,159)
Inventories and supplies	(912)	1,484	(7,991)
Prepaid expenses and other current assets	(12,013)	(1,643)	2,884
Other assets	6,296	3,879	(16,553)
Accounts payable, accrued and other liabilities	4,571	6,951	6,543
Net cash provided by operating activities	473,504	447,118	340,184
Cash flows from investing activities:
Decrease in restricted cash	845	20,046	12,844
Change in restricted investments	(3,539)	(22,275)	—
Funding of note receivable	—	(7,500)	—
Proceeds from sale of property and equipment	119,158	142,684	77,471
Capital expenditures	(318,271)	(314,142)	(249,895)
Payments received on notes receivable	3,868	5,948	7,334
Expenditures on assets held for sale	(18,415)	(12,040)	(8,965)
Payments received on assets held for sale	53,486	12,778	11,018
Payments received on equipment sale receivables	1,450	5,642	—
Acquisition of Central, net of debt repayment	(150,302)	—	—
Other investing activities	—	(270)	275
Net cash used in investing activities	(311,720)	(169,129)	(149,918)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net of issuance costs	—	—	62,994
Repayment of long-term debt and capital leases	(236,388)	(311,935)	(224,269)
Proceeds from long-term debt	26,267	11,304	7,263
Payment of deferred loan costs	(2,183)	(9,023)	(3,914)
Net borrowings on revolving line of credit	14,469	(6,506)	9,037
Borrowings under accounts receivable securitization	184,000	255,000	263,000
Repayment of accounts receivable securitization	(124,000)	(231,000)	(254,500)
Issuance of Central stockholders' loan receivable, pre-acquisition	(30,000)	—	(12,000)
Distribution to Central stockholders, pre-acquisition	(2,499)	(13,605)	(4,964)
Proceeds from exercise of stock options and the issuance of employee stock purchase plan shares	13,945	401	247
Income tax benefit (deficiency) from exercise of stock options	187	(370)	(206)
Other financing activities	—	(743)	—
Net cash used in financing activities	(156,202)	(306,477)	(157,312)
Net increase (decrease) in cash and cash equivalents	5,582	(28,488)	32,954
Cash and cash equivalents at beginning of period	53,596	82,084	49,130
Cash and cash equivalents at end of period	$59,178	$53,596	$82,084
 See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Cash Flows — (continued)

	Years Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$103,238	$121,940	$123,426
Income taxes	$20,625	$22,410	$9,959
Supplemental schedule of:
Non-cash investing activities:
Equipment sales receivables	$1,252	$705	$5,500
Equipment purchase accrual	$7,710	$14,361	$2,373
Notes receivable from sale of assets	$8,089	$7,784	$4,283
Non-cash financing activities:
Accrued deferred loan costs	$—	$—	$—
Capital lease additions	$85,094	$38,453	$59,358
Notes payable from purchase of revenue equipment	—	$3,775	$1,601
Insurance premium and software notes payable	$9,189	$7,694	$6,784
Non-cash distribution to Central stockholders in satisfaction of stockholders' loans receivable, pre-acquisition	$22,315	$—	$—
Non-cash exercise of Central stock options in exchange for stockholders' loans receivable, pre-acquisition	$3,415	$—	$—
Cancellation of Central stockholders' loans receivable at closing of acquisition	$33,295	$—	$—
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of business
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
As of December 31, 2013, the Company operated a national terminal network and a tractor fleet of approximately 18,000 units comprised of 12,800 tractors driven by company drivers and 5,200 owner-operator tractors, a fleet of 57,300 trailers, and 8,700 intermodal containers. Subsequent to the acquisition of Central, the Company's chief operating decision makers separately evaluated the performance of Central from its three reportable segments that predated the Acquisition. The Company’s four reportable operating segments are Truckload, Dedicated, Central Refrigerated and Intermodal.
In the opinion of management, the accompanying financial statements prepared in accordance with U.S. GAAP include all adjustments necessary for the fair presentation of the periods presented. Management has evaluated the effect on the Company’s reported financial condition and results of operations of events subsequent to December 31, 2013 through the issuance of the financial statements.
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
Restricted cash
The Company’s wholly owned captive insurance companies, Red Rock Risk Retention Group, Inc. (“Red Rock”) and Mohave Transportation Insurance Company (“Mohave”), maintain certain operating bank accounts, working trust accounts, and investment accounts. The cash and short term investments within the accounts have been set aside to fund the insurance claim losses to be paid by the captive insurance companies and are restricted by insurance regulations. Therefore, these cash and short term investments have been classified as restricted cash. As of December 31, 2013 and 2012, cash and short term investments held within the accounts were $50.8 million and $51.7 million, respectively.
Restricted investments
The Company accounts for its investments in accordance with ASC Topic 320, Investments - Debt and Equity Securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination on a quarterly basis. As of December 31, 2013, all of the Company’s investments in fixed maturity securities were classified as held to maturity, as the Company has the positive intent and ability to hold these securities to maturity. Held to maturity securities are carried at amortized cost. The amortized cost of debt securities is adjusted using the effective interest rate method for amortization of premiums and accretion of discounts. Such amortization and accretion is reported in other (income) expenses in the Company’s consolidated statements of operations.
Inventories and supplies
Inventories and supplies consist primarily of spare parts, tires, fuel and supplies and are stated at lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.
Property and equipment
Property and equipment are stated at cost. Costs to construct significant assets include capitalized interest incurred during the construction and development period. Expenditures for replacements and betterments are capitalized; maintenance and repair expenditures are charged to expense as incurred. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of 5 to 40 years for facilities and improvements, 3 to 20 years for revenue and service equipment and 3 to 5 years for furniture and office equipment. For the years ended December 31, 2013, 2012 and 2011 net gains on the disposal of property and equipment were $22.7 million, $18.4 million and $8.9 million, respectively.
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
Goodwill
The Company evaluates goodwill on an annual basis as of November 30th or more frequently if indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. The Company estimate the fair values of its reporting units using a combination of the income and market approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. Refer to Note 25 for discussion of the results of the Company's annual evaluation as of November 30, 2013.
Claims accruals
The Company is self-insured for a portion of its auto liability, workers’ compensation, property damage, cargo damage, and employee medical expense risk. This self-insurance results from buying insurance coverage that applies in excess of a retained portion of risk for each respective line of coverage. The Company accrues for the cost of the uninsured portion of pending claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical claims development trends. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of legal costs, claims that have been incurred but not reported and a number of uncertainties, including the inherent difficulty in estimating the severity of the claims and the potential judgment or settlement amount to dispose of the claim.
Fair value measurements
The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. See Note 23 for additional information relating to the fair value measurements.
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
Stock compensation plans
The Company adopted ASC Topic 718, “Compensation - Stock Compensation,” using the modified prospective method. Topic 718 requires that all share-based payments to employees and non-employee directors, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award. See Note 17 for additional information relating to the Company’s stock compensation plan.
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
Derivative Instruments
All financial derivative instruments are recorded on our consolidated balance sheets at estimated fair value. Derivatives not designated as hedges must be adjusted to fair value through the Company’s consolidated statements of operations. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities or firm commitments through the Company’s consolidated statements of operations, or are recorded in accumulated other comprehensive income (“OCI”) until the hedged item is recorded in the Company’s consolidated statements of operations. Any portion of a change in a derivative's estimated fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income.
Recent accounting pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which provides guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income. The standard requires entities to present (either on the face of the income statement or in the notes to the financial statements) the effects of amounts reclassified out of accumulated other comprehensive income on income statement line items. ASU 2013-02 was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance impacted the Company's financial statement disclosures, but did not have an impact on Swift's financial position or results of operations.
In July 2012,FASB issued ASU 2012-02, Intangibles-Goodwill and Other (“Topic 350”): Testing Indefinite-Lived Intangible

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
Effective January 1, 2012, the Company adopted ASU No. 2011-04, Fair Value Measurements and Disclosures (“Topic 820”) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU was issued concurrently with International Financial Reporting Standards ("IFRS") 13, Fair Value Measurements (“IFRS 13”), and amends Topic 820 to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the updated guidance relates to clarifications of existing guidance or wording changes to better align with IFRS 13. The adoption did not have a material impact on the amounts and disclosures in the Company’s consolidated financial statements.
Note 2. Acquisition
As discussed in Note 1, on August 6, 2013, the Company acquired all of the outstanding capital stock of Central, a premium service truckload carrier specializing in temperature-controlled freight transportation and the fifth-largest provider of temperature-controlled truckload services in the U.S., for aggregate consideration of approximately $225.0 million. The Company paid approximately $189.0 million in cash to the stockholders of Central and assumed approximately $36.0 million of capital lease obligations and other debt. Cash consideration was primarily funded from borrowings on the Company's existing credit facilities, including $85.0 million from the Company's revolving line of credit and $100.0 million from the Company's accounts receivable securitization facility. Pursuant to the SPA, within 90 days after the closing date, the Company prepared a final closing statement setting forth the final estimate of the purchase price. As a result of this process and calculation, the purchase price was increased by $2.4 million.
Given Mr. Moyes’ ownership interest in, and control of, Central, the Company's Board of Directors established a Special Committee comprised solely of independent and disinterested directors in May of 2011 to evaluate Swift’s expansion of its temperature-controlled operations. The Special Committee evaluated alternative business opportunities, including organic growth and various acquisition targets, and negotiated the transaction contemplated by the SPA on the Company's behalf, with the assistance of independent financial advisors and independent legal advisors. The Special Committee received a fairness opinion from its independent financial advisors. Upon the unanimous recommendation of the Special Committee, the Acquisition was approved by the Company's Board of Directors with Mr. Moyes not participating in the vote.
At closing, a portion of the purchase price was placed in escrow to secure payment of any post-closing adjustments to the purchase price and to secure the seller’s indemnification obligations to the Company. Mr. Moyes also contributed into escrow 1,131,862 shares of Swift Class B common stock to further secure such indemnification obligations.
As discussed in Note 1, as a result of Mr. Moyes' majority ownership in both Swift and Central, the Acquisition was accounted for using the guidance for transactions between entities under common control pursuant to ASC Topic 805, in which the Company recognized the assets and liabilities of Central at its carrying amounts at the date of transfer. Pursuant to ASC Topic 805 - "Business Combinations", the following financial information as of December 31, 2012 and for the years ended December 31, 2012 and 2011 have been recast to reflect the accounts of Central as if it was consolidated as of January 1, 2011 (in thousands, except per share data):

	December 31, 2012
	Swift	Central	Intercompany
	Transportation	Refrigerated	Elimination	Total
	Company	Transportation Inc.	Entries	(Recast)
Total current assets	$674,537	$68,211	$(657)	$742,091
Total assets	2,632,178	160,560	(757)	2,791,981
Total current liabilities	323,293	60,813	(657)	383,449
Total liabilities	2,402,067	100,367	(657)	2,501,777
Total stockholders' equity	$230,111	$60,193	$(100)	$290,204

	Year Ended December 31, 2012
	Swift	Central		Intercompany
	Transportation	Refrigerated		Elimination	Total
	Company	Transportation Inc.		Entries	(Recast)
Operating revenue	$3,493,182	$484,657		$(1,754)	$3,976,085
Operating income	$322,046	$29,770		—	$351,816
Net income	$114,589	$25,498		$—	$140,087

Basic earnings per share	$0.82	$0.18	(1)	$—	$1.00
Diluted earnings per share	$0.82	$0.18	(1)	$—	$1.00

Net cash provided by operating activities	$406,556	$40,562		$—	$447,118
Net cash provided by (used in) investing activities	$(172,499)	$3,370		—	$(169,129)
Net cash used in financing activities	$(262,545)	$(43,932)		$—	$(306,477)

	Year Ended December 31, 2011
Operating revenue	$3,333,908	$447,173		$(2,118)	$3,778,963
Operating income	$306,013	$16,023		$—	$322,036
Net income	$90,550	$12,197		$—	$102,747

Basic earnings per share	$0.65	$0.09	(1)	$—	$0.74
Diluted earnings per share	$0.65	$0.09	(1)	$—	$0.74

Net cash provided by operating activities	$323,897	$16,287		$—	$340,184
Net cash provided by (used in) investing activities	$(150,236)	$318		$—	$(149,918)
Net cash used in financing activities	$(139,071)	$(18,241)		$—	$(157,312)
(1) Represents Central's pro-forma basic and diluted earnings per share based on Swift's diluted weighted average share count for the applicable period.
Note 3. Investments
These investments will be used to pay insurance claim losses incurred by the Company’s captive insurance companies, Red Rock and Mohave, and are restricted by insurance regulations. The following table presents the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s restricted investments as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Temporary Losses	Fair Value
U.S. corporate securities	$20,197	$2	$7	$20,192
Foreign corporate securities	3,502	—	—	3,502
Negotiable certificate of deposits	2,115	—	1	2,114
Total restricted investments	$25,814	$2	$8	$25,808

	December 31, 2012
	Cost or	Gross Unrealized		Estimated
	Amortized		Temporary	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$20,274	$3	$8	$20,269
Foreign corporate securities	2,001	1	—	2,002
Total restricted investments	$22,275	$4	$8	$22,271
As of December 31, 2013, the contractual maturities of the restricted investments were 1 year or less. There were 15 securities and seven securities that were in an unrealized loss position for less than twelve months as of December 31, 2013 and 2012, respectively.
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
For impaired debt securities that do not meet this criteria, the Company determines if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security’s amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of accumulated OCI. The Company did not recognize any impairment losses for the years ended December 31, 2013 or 2012.
Note 4. Accounts Receivable
Accounts receivable as of December 31, 2013 and 2012 were (in thousands):

	2013	2012
		(Recast)
Trade customers	$392,233	$376,653
Equipment manufacturers	6,102	5,443
Other	27,605	18,106
Total accounts receivable	425,940	400,202
Less: Allowance for doubtful accounts	7,504	7,432
Accounts receivable, net	$418,436	$392,770
The schedule of allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011
		(Recast)	(Recast)
Beginning balance	$7,432	$6,617	$7,060
Provision (Reversal)	1,370	977	(357)
Recoveries	35	103	558
Write-offs	(1,333)	(265)	(644)
Ending balance	$7,504	$7,432	$6,617
See Note 10 for a discussion of the Company’s accounts receivable securitization program and the related accounting treatment.
Note 5. Assets Held for Sale
Assets held for sale as of December 31, 2013 and 2012 was as follows (in thousands):

	2013	2012
Land and facilities	$14,627	$25,148
Revenue equipment	4,641	6,396
Assets held for sale	$19,268	$31,544

As of December 31, 2013 and 2012, assets held for sale are carried at the lower of depreciated cost or estimated fair value less expected selling costs when the required criteria, as defined by ASC Topic 360 “Property, Plant and Equipment” are satisfied. Depreciation ceases on the date that the held for sale criteria are met. The Company expects to sell these assets within the next 12 months. The Company did not recognize any impairment losses for the years ended December 31, 2013, 2012 or 2011.
During the year ended December 31, 2013, the Company sold three non-operating properties classified as held for sale with a carrying value of $25.6 million. As a result, the Company recognized a pre-tax gain of $6.9 million in gain on sale of real property in the Company’s consolidated statements of operations. Additionally, management identified facilities in Utah, Oregon, California and Georgia with a carrying value of $14.1 million as assets held for sale as of December 31, 2013.
During the year ended December 31, 2012, a vacant property located in Phoenix, Arizona with a carrying value of $10.2 million and a facility in Wilmington, California with a carrying value of $4.5 million were identified by management as assets held for sale.
Note 6. Equity Investment and Note Receivable – Swift Power Services, LLC
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
Additionally, in February 2012, the Company loaned $7.5 million to SPS pursuant to a secured promissory note, which is secured by substantially all of the assets of SPS. SPS failed to make its first scheduled principal payment and quarterly interest payment to the Company on December 31, 2012, which resulted in a $6.0 million pre-tax impairment charge in the fourth quarter of 2012. As a result, this note had been placed on nonaccrual status since December 31, 2012. During the years ended December 31, 2013 and 2012, the Company recorded equity losses of $277 thousand and $1.0 million, respectively, in other expense in the Company’s consolidated statements of operations related to its note receivable and investment in SPS, respectively. As a result of the accumulated equity losses and the impairment recorded during the year ended December 31, 2012, the net carrying value of the investment in SPS is zero as of December 31, 2013 and 2012, and the net carrying value of the note receivable is zero and $1.0 million as of December 31, 2013 and 2012, respectively.
Note 7. Notes Receivable
Notes receivable are included in current portion of notes receivable and other assets in the accompanying consolidated balance sheets and were comprised of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Notes receivable due from owner-operators, with interest rates at 15%, secured by revenue equipment. Terms range from several months to three years	$13,264	$9,504
Notes receivable due from SPS	—	1,000
Other	2,361	102
Total notes receivable	15,625	10,606
Less: current portion	7,210	4,957
Long-term notes receivable	$8,415	$5,649
Note 8. Accrued Liabilities
Accrued liabilities as of December 31, 2013 and 2012 were (in thousands):

	2013	2012
		(Recast)
Employee compensation	$56,427	$52,041
Owner-operator lease purchase reserve	10,335	8,828
Income taxes accrual	4,785	3,843
Accrued owner-operator expenses	6,866	6,638
Deferred revenue	484	712
Fuel, mileage and property taxes	5,241	5,144
Accrued interest expense	11,328	15,277
Other	15,279	15,289
Accrued liabilities	$110,745	$107,772

Note 9. Claims Accruals
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
As of December 31, 2013 and 2012, claims accruals were (in thousands):

	2013	2012
		(Recast)
Auto and collision liability	$102,462	$93,798
Workers’ compensation liability	70,145	64,237
Owner-operator claims liability	8,610	13,402
Group medical liability	9,946	11,709
Cargo damage liability	2,888	2,360
Claims accrual	194,051	185,506
Less: current portion	75,469	86,587
Long-term claim accruals	$118,582	$98,919
Note 10. Accounts Receivable Securitization
In June 2013, Swift Receivables Company II, LLC, a Delaware limited liability company (“SRCII”), a wholly-owned bankruptcy-remote special purpose subsidiary, entered into an Amended and Restated Receivables Sale Agreement (the “2013 RSA”) with unrelated financial entities (the “Purchasers”) to replace the Company's prior accounts receivable sale facility ("2011 RSA") and to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. Pursuant to the 2013 RSA, the Company’s receivable originator subsidiaries will sell all of their eligible accounts receivable to SRCII, which in turn sells a variable percentage ownership interest in its accounts receivable to the Purchasers. The 2013 RSA increases the borrowing capacity secured by the receivables from $275.0 million under the 2011 RSA to $325.0 million and extends the final maturity date from June 8, 2014 to July 13, 2016 and is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. Outstanding balances under the 2013 RSA accrue program fees generally at commercial paper rates plus 95 basis points, down from commercial paper rates plus 125 basis points, and unused capacity is subject to an unused commitment fee of 35 basis points, decreasing from 40 basis points. Pursuant to the 2013 RSA, collections on the underlying receivables by the Company are held for the benefit of SRCII and the Purchasers in the facility and are unavailable to satisfy claims of the Company and its subsidiaries. The facility qualifies for treatment as a secured borrowing under ASC Topic 860, Transfers and Servicing, and as such, outstanding amounts are carried on the Company’s consolidated balance sheets as a liability with program fees recorded in interest expense in the Company's consolidated statements of operations.
For the year ended December 31, 2013, the Company incurred program fees of $3.1 million, associated with the 2013 RSA and the 2011 RSA. For the years ended December 31, 2012 and 2011, the Company incurred program fee expenses of $3.3 million and $4.1 million, respectively, associated its prior receivable sale facilities.
As discussed in Note 2, the Company borrowed $100.0 million under the 2013 RSA to fund a portion of the cash consideration paid for the acquisition of Central on August 6, 2013. As of December 31, 2013, the outstanding borrowing under the 2013 RSA was $264.0 million, including the amounts borrowed to fund the Acquisition noted above, against a total available borrowing base of $300.8 million, leaving $36.8 million available. As of December 31, 2013, interest accrues at 1.1% on the aggregate principal balance. As of December 31, 2012, the outstanding borrowing under the 2011 RSA was $204.0 million against a total available borrowing base of $268.6 million.
Note 11. Fair Value of Operating Lease Guarantees
The Company guarantees certain residual values under its operating lease agreements for revenue equipment. At the termination of these operating leases, the Company would be responsible for the excess, if any, of the guarantee amount above the fair market value of the equipment. As of December 31, 2013 and 2012, the Company has recorded a liability for the estimated fair value of the guarantees in the amount of $0.4 million and $0.4 million, respectively. The maximum potential amount of future payments the Company would be required to make under all of these guarantees as of December 31, 2013 is $1.5 million.

Note 12. Debt and Financing Transactions
Other than the Company’s accounts receivable securitization as discussed in Note 10 and its outstanding capital lease obligations as discussed in Note 13, the Company had long-term debt outstanding as of December 31, 2013 and 2012 as follows (in thousands):

	2013	2012
		(Recast)
Senior secured first lien term loan B-1 tranche due December 2016	$229,000	$—
Senior secured first lien term loan B-2 tranche due December 2017	410,000	—
Senior secured first lien term loan B-1 tranche due December 2016, net of $405 OID as of December 31, 2012	—	157,095
Senior secured first lien term loan B-2 tranche due December 2017, net of $1,440 OID as of December 31, 2012	—	575,560
Senior second priority secured notes due November 15, 2018, net of $6,175 and $7,439 OID as of December 31, 2013 and December 31, 2012, respectively	493,825	492,561
Other	15,290	11,126
Central Debt
Various notes payable to financing companies, due dates through May 2015, secured by revenue equipment, assumed in the Acquisition	2,190	11,508
Note payable to a bank, due March 2016, secured by real estate, repaid at closing of the Acquisition	—	4,066
Notes payable to a financing company, due June 2013, secured by prepaid insurance premiums, repaid at closing of the Acquisition	—	816
Total	1,150,305	1,252,732
Less: current portion	11,387	18,926
Long-term debt	$1,138,918	$1,233,806
The aggregate annual maturities of long-term debt, including original issue discount on the Senior second priority secured notes, as of December 31, 2013 were (in thousands):

Years Ending December 31,
2014	$11,387
2015	4,632
2016	230,461
2017	410,000
2018	500,000
Thereafter	—
Long-term debt	$1,156,480
The credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Central Refrigerated Transportation, Inc. and its subsidiaries, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary.
Senior Secured Credit Facility
On March 7, 2013, the Company entered into a Second Amended and Restated Credit Agreement (the “2013 Agreement”) replacing its previous Amended and Restated Credit Agreement dated March 6, 2012 (the “2012 Agreement”). The 2013 Agreement replaced the previous first lien term loan B-1 and B-2 tranches with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term B-1 and B-2 tranches with balances of $250.0 million and $410.0 million, respectively. In addition, the 2013 Agreement reduced the interest rate applicable to the first lien term loan B-1 tranche to the LIBOR rate plus 2.75% with no LIBOR floor, down from the LIBOR rate plus 3.75% with no LIBOR floor, and reduced the interest rate applicable to the first lien term loan B-2 tranche to the LIBOR rate plus 3.00% with a 1.00% LIBOR floor, down from the LIBOR rate plus 3.75% with a 1.25% LIBOR floor. As of December 31, 2013, interest accrues at 2.92% and 4.00% on the Company’s first lien term loan B-1 and B-2 tranches, respectively.
In addition to the pricing changes described above, the 2013 Agreement increased the availability pursuant to the accordion feature up to $350.0 million in aggregate, subject to the satisfaction of certain conditions and the participation of lenders.

During 2013, the Company made voluntary prepayments of $26.5 million on the first lien term loan B-1 tranche and $69.0 million on the first lien term loan B-2 tranche. The prepayments were funded though proceeds from operating cash flows and advances from its accounts receivable securitization program . These prepayments have satisfied the scheduled principal payments on the first lien term loan B-1 tranche through March 2015 and the first lien term loan B-2 tranche through maturity.
In the first quarter of 2012, the Company entered into the 2012 Agreement which replaced the then-existing, remaining $874.0 million face value first lien term loan,which matured in December 2016 and accrued interest at the LIBOR rate plus 4.50%, including a minimum LIBOR rate of 1.50%.
The 2012 Agreement was initially comprised of a $200.0 million face value first lien term loan B-1 tranche, net of unamortized original issue discount of $0.5 million, and a $674.0 million face value first lien term loan B-2 tranche, net of unamortized original issue discount of $1.7 million as of March 6, 2012. The $200.0 million face value first lien term loan B-1 accrued interest at the LIBOR rate plus 3.75% with no minimum LIBOR rate and called for scheduled quarterly principal payments beginning June 30, 2012 of $5.0 million per quarter through December 2013 and generally $10.0 million per quarter thereafter until maturity in December 2016. The $674.0 million face value first lien term loan B-2 tranche accrued interest at the LIBOR rate plus 3.75% with a minimum LIBOR rate of 1.25% and called for scheduled quarterly principal payments of 0.25% of the original loan amount, or $1.685 million, until maturity in December 2017. On April 17, 2012, the Company entered into the Incremental Facility Amendment to the Amended and Restated Credit Agreement (“Incremental Facility Amendment”). Pursuant to the Incremental Facility Amendment, the Company received $10.0 million in proceeds from a Specified Incremental Tranche B-1 Term Loan (“Incremental Term Loan”). The terms applicable to the Incremental Term Loan are the same as those applicable to the Company’s previous first lien term loan B-1 tranche.
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
As of December 31, 2013, the Company had outstanding borrowings of $17.0 million under the $400.0 million revolving line of credit, and the Company had outstanding letters of credit under this facility primarily for workers’ compensation and self-insurance liability purposes totaling $108.5 million, leaving $274.5 million available under the revolving line of credit. As discussed in Note 2, the Company borrowed $85.0 million on the revolving credit agreement to fund a portion of the cash consideration paid for the acquisition of Central on August 6, 2013. As of December 31, 2013, the Company has repaid $68.0 million of these amounts borrowed. As of December 31, 2013, interest accrues at 3.2% on the aggregate principal balance. As of December 31, 2013, interest accrues at 3.00% and 0.44% on the outstanding letters of credit and unused portion, respectively, on the revolving line of credit.
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
Central Debt
As discussed in Note 2, the Company completed the acquisition of Central on August 6, 2013. As of December 31, 2013, Central had outstanding principal balances of $2.2 million in various notes payable to finance companies secured by revenue equipment with due dates through May 2015. Additionally, at the closing of the Acquisition, the Company repaid a Central note payable to a bank secured by real estate with a due date of March 2016 including outstanding principal and unpaid interest of $3.4 million.
Central Credit Facilities
On November 22, 2011, Central entered into a loan agreement ("Central 2011 Agreement") with a bank to replace its then existing revolving line of credit . The Central 2011 Agreement provided a $35.0 million revolving line of credit facility. Initial proceeds from the facility were used to repay and replace the previous line of credit. As of December 31, 2012, the balance outstanding on the line was $2.5 million and the interest accrued at 2.56% based on the LIBOR rate plus 2.25%.
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
As discussed in Note 2, in conjunction with the Acquisition on August 6, 2013, the Company repaid the outstanding principal, unpaid interest and bank fees associated with Central's revolving line of credit and term loan under the Central 2013 Agreement for aggregate payments of $38.0 million.
Debt Issuance and extinguishment costs
As of December 31, 2013 and 2012, the balance of deferred loan costs was $8.9 million and $13.2 million, respectively, and is reported in Other assets in the Company’s consolidated balance sheets. The repayment at the closing of the Acquisition resulted in a loss on debt extinguishment of $0.5 million during the third quarter of 2013, representing the write-off of the unamortized deferred financing fees associated with the Central 2013 Agreement. The replacement of Swift's 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million for the year ended December 31, 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement.
During 2012, the Company incurred $7.0 million of transaction costs related to both the 2012 Agreement and a related Amendment, excluding original issue discounts. Such costs were capitalized as deferred loan costs and are amortized over the terms of the debt instruments. Additionally, as noted above, the replacement of the then existing first lien term loan with the 2012 Agreement on March 6, 2012 resulted in a loss on debt extinguishment of $20.9 million, before tax, representing the write-off of the remaining $8.6 million and $12.3 million of the unamortized original issue discount and deferred financing fees, respectively, associated with the then existing first lien term loan in the first quarter of 2012.
Note 13. Capital Leases
The Company leases certain revenue equipment under capital leases. The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. The Company is obligated to pay the balloon payments at the end of the leased term whether or not it receives the proceeds of the contracted residual values from the respective manufacturers. Certain leases contain renewal or fixed price purchase options. As of December 31, 2013 and 2012 , the present value of obligations under capital leases totaled $171.5 million and $177.9 million, of which the current portion was $63.7 million and $54.6 million, respectively. The leases are collateralized by revenue equipment with a cost of $325.2 million and accumulated amortization of $89.0 million as of December 31, 2013. The amortization of the equipment under capital leases is included in depreciation and amortization expense in the Company’s consolidated statements of operations.
The following is a schedule of the future minimum lease payments under capital leases together with the present value of the minimum lease payments as of December 31, 2013 (in thousands):

Years Ending December 31,
2014	$69,450
2015	38,427
2016	36,439
2017	37,874
2018	—
Total minimum lease payments	182,190
Less: amount representing interest	10,675
Present value of minimum lease payments	171,515
Less: current portion	63,669
Capital lease obligations, long-term	$107,846
Note 14. Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. The Company’s strategy has generally been to use pay-fixed/receive-variable interest rate swaps to reduce the Company’s aggregate exposure to interest rate risk. Derivative instruments are not entered into for speculative purposes.
In April 2011, as contemplated by the then existing credit facility, the Company entered into two forward-starting interest rate swap agreements with a notional amount of $350.0 million. These interest rate swaps were effective in January 2013 and have a maturity date of July 2015. On April 27, 2011 (“designation date”), the Company designated and qualified these interest rate swaps as cash flow hedges. Subsequent to the designation date, the effective portion of the changes in estimated fair value of the designated swaps was recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the hedged debt affects earnings, which hedged interest accruals began in January 2013. As of December 31, 2013 and 2012, changes in fair value of the designated interest rate swaps $0.1 million and $1.6 million, net-of-tax, respectively, were reflected in accumulated OCI. As of December 31, 2013, $6.2 million of deferred losses on derivatives in accumulated OCI is expected to be reclassified to earnings within the next 12 months.
The fair value of the interest rate swap liability as of December 31, 2013 and 2012 was $11.8 million and $13.4 million, net-of-tax, respectively. The fair values of the interest rate swaps are based on valuations provided by third parties, derivative pricing models, and credit spreads derived from the trading levels of the Company’s first lien term loan as of December 31, 2013 and 2012. Refer to Note 23 below for further discussion of the Company’s estimated fair value methodology.
As discussed in Note 12—Debt and Financing Transactions, on March 7, 2013, the Company entered into the 2013 Agreement replacing the 2012 Agreement dated March 6, 2012. Due to the incorporation of a new interest rate floor provision in the 2013 Agreement, the Company concluded as of February 28, 2013 the outstanding interest rate swaps would no longer be highly effective in achieving offsetting changes in cash flows related to the hedged interest payments. As a result, the Company de-designated the hedges as of February 28, 2013 (“de-designation date”). Beginning on March 1, 2013, the effective portion of the change in fair value of interest rate swaps prior to the change (i.e. amounts previously recorded in accumulated OCI) have been and will continue to be amortized as derivative interest expense over the period of the originally designated hedged interest payments through July 2015. Following the de-designation date, changes in fair value of the interest rate swaps are immediately recognized in the consolidated statements of operations as derivative interest expense.
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
The following table presents the consolidated changes in fair value, pre-tax of derivatives designated as cash flow hedges had on accumulated OCI and earnings (in thousands):

	2013	2012	2011
		(Recast)	(Recast)
Amount of loss recognized in OCI on derivatives (effective portion)	$145	$2,786	$9,952
Amount of loss reclassified from accumulated OCI into income as “Derivative interest expense” (effective portion)	$(3,143)	$(5,101)	$(15,057)

The following tables presents information about pre-tax gains and losses recognized in earnings on the Company’s interest rate derivative contracts that were de-designated on February 28, 2013 as hedging instruments under ASC Topic 815, is as follows (in thousands):

	2013	2012	2011
Amount of loss recognized in income as “Derivative interest expense”	$(709)	$—	$—
Note 15. Commitments
Operating leases (as lessee)
The Company leases various revenue equipment and terminal facilities under operating leases. The revenue equipment leases generally include a purchase option exercisable at the completion of the lease. Rent expense related to our operating leases was $175.2 million, $144.6 million and $118.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.
As of December 31, 2013, the future minimum lease payments under noncancelable operating leases were as follows (in thousands):

Years Ending December 31,	Total
2014	$177,889
2015	154,535
2016	98,589
2017	45,108
2018	15,485
Thereafter	13,459
Total	$505,065
Future minimum lease payments used in determining lease classification represent the minimum rental payments called for over the lease term, inclusive of residual value guarantees and amounts that would be required to be paid, if any, by the Company upon default for leases containing subjective acceleration or cross default clauses.
Operating leases (as lessor)
The Company’s wholly-owned financing subsidiaries leases revenue equipment to the Company’s owner-operators under operating leases. As of December 31, 2013, the annual future minimum lease payments receivable under operating leases were as follows (in thousands):

Years Ending December 31,	Total
2014	$128,590
2015	96,937
2016	55,214
2017	22,387
2018	1,253
Thereafter	—
Total	$304,381
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
Purchase commitments
As of December 31, 2013, the Company had commitments outstanding to acquire revenue equipment in 2014 for approximately $542.6 million. The Company generally has the option to cancel tractor purchase orders with 60 days to 90 days day notice prior to the scheduled production, although the notice period has lapsed for approximately 29.0% of the commitments outstanding as of December 31, 2013. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.
As of December 31, 2013, we have outstanding purchase commitments of approximately $18.0 million for fuel, facilities, and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
Note 16. Contingencies
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

Owner-operator misclassification class action litigation
On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: John Doe 1 and Joseph Sheer v. Swift Transportation Co., Inc., and Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 9-CIV-10376 filed in the United States District Court for the Southern District of New York, or the Sheer Complaint. The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act, or FLSA, and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 200 other current or former owner-operators have joined this lawsuit. Upon Swift’s motion, the matter has been transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, the plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On September 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The Court also denied plaintiff’s request to arbitrate the matter as a class. The plaintiff filed a petition for a writ of mandamus asking that the District Court’s order be vacated. On July 27, 2011, the court denied the plaintiff’s petition for writ of mandamus and the plaintiff’s filed another request for interlocutory appeal and remanded the matter back to the District Court for further determination. On December 9, 2011, the court permitted the plaintiffs to proceed with their interlocutory appeal. The Company intends to vigorously defend against any proceedings and is appealing the decision of the appellate court to the U.S. Supreme Court. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
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
On April 5, 2012, the Company was served with an additional class action complaint alleging facts similar to those as set forth in the Burnell Complaint. This new class action is James R. Rudsell, on behalf of himself and all others similarly situated v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Company, Case No. CIVDS 1200255, in the Superior Court of California for the County of San Bernardino, or the Rudsell Complaint. The Rudsell matter has been stayed pending a resolution in Burnell v Swift. Any claims related to orientation pay in the Rudsell matter have been subsumed within the Montalvo v. Swift class action matter (discussed below).
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
Washington overtime class action
On September 9, 2011, a class action lawsuit was filed by Troy Slack on behalf of himself and all similarly situated persons against Swift Transportation: Troy Slack, et al v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Corporation in the State Court of Washington, Pierce County, or the Slack Complaint. The Slack Complaint was removed to federal court on October 12, 2011, case number 11-2-114380. The putative class includes all current and former Washington State based employee drivers during the three year statutory period alleging that they were not paid overtime in accordance with Washington State law and that they were not properly paid for meals and rest periods. On November 23, 2013 the court entered an order on plaintiffs' motion to certify the class. The court only certified the class as it pertains to dedicated route drivers and did not certify any other class or claims including any class related to over the road drivers (“OTR Drivers”). The court also further limited the class of dedicated drivers to only those dedicated drivers that either begin or end their shift in the state of Washington and therefore is a Washington "based" employee. Swift is appealing the limited certification of the Washington dedicated drivers.
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
Virginia FCRA class action
On July 23, 2013, a class action lawsuit was filed by James Ellis III on behalf of himself and all similarly situated persons against Swift Transportation of Arizona, LLC; James Ellis III v. Swift Transportation of Arizona, LLC (“Swift Arizona”) in the United States District Court, Eastern District of Virginia, Civil Action No. 3:13-CV-00473-JAG, or the Ellis Complaint. Mr. Ellis, an applicant for a driver position, has alleged that the Swift’s disclosures regarding criminal background checks did not comply with the Fair Credit Reporting Act (“FCRA”). The class action seeks to certify the FCRA claims as a class action, and in that regard Mr. Ellis is seeking to represent a class of applicants from North Carolina, South Carolina, Virginia, Maryland, and West Virginia over the five year period preceding the filing. Swift has answered the complaint denying the allegations including the allegations that a class should be certified. On February 5, 2014, the plaintiff's filed a motion for leave to file a first amended complaint to add plaintiff representatives and expand the class from the original five states to a nationwide class. A mediation is scheduled for February 26, 2014. This claim is covered by Swift's employment practices and liability insurance.
The issue of class certification must first be resolved before the court will address the merits of the case, and we retain all of our defenses against liability and damages pending a determination of class certification. Swift Arizona intends to vigorously defend certification of the class as well as the merits of these matters should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time. Central has filed a petition with the court to compel arbitration.
Utah minimum wage collective action
On October 8, 2013, a collective action lawsuit was filed by Jacob Roberts on behalf of himself and all similarly situated persons against Central Refrigerated Service, Inc., Jon Isaacson, Bob Baer and John Does 1-10 (“CRS”): Jacob Roberts and Collective Action Plaintiffs John Does 1-10 v. Central Refrigerated Service, Inc., Jon Isaacson, Bob Baer and John Does 1-10 in the United States District Court for the District of Utah, Case No. 2;13-ev-00911-EJF, or the Roberts Complaint. The putative nationwide class includes employees alleging that candidates for employment within the three year statutory period in Utah were not paid proper compensation pursuant to the FLSA, specifically that the putative collective action plaintiffs were not paid the state mandated minimum wage for orientation, travel, and training.
The issue of collective action certification in the Roberts Complaint must first be resolved before the court will address the merits of the case, and we retain all of our defenses against liability and damages pending a determination of collective action certification. Central intends to vigorously defend against collective action certification as well as the merits of this matter should the collective action be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.

Collective and Individual Arbitration
On June 1, 2012, a collective and class action complaint was filed by Gabriel Cilluffo, Kevin Shire and Bryan Ratterree individually and on behalf of themselves and all similarly situated persons against Central Refrigerated Services, Inc., Central Leasing, Inc., Jon Isaacson, and Jerry Moyes (“Central”): Gabriel Cilluffo, Kevin Shire and Bryan Ratterree individually and on behalf themselves and all similarly situated persons v. Central Refrigerated Services, Inc., Central Leasing, Inc., Jon Isaacson, and Jerry Moyes in the United States District Court for the Central District of California, Case No. ED CV 12-00886, or the Cilluffo Complaint. The putative class involves owner-operators alleging that Central misclassified owner-operators as independent contractors in violation of the FLSA, and that such owner-operators should be considered employees. The lawsuit also raises a claim of forced labor and state law contractual claims. On September 24, 2012, the California District Court ordered that FLSA claim proceed to collective arbitration under the Utah Uniform Arbitration Act (“UUAA”) and not the Federal Arbitration Act (“FAA”). The September 24, 2012 order directed the arbitrator to determine the validity of proceeding as a collective arbitration under the UAA, and then if the arbitrator determines that such collective action is permitted, then the arbitrator is to consider the plaintiff’s FLSA claim. On November 8, 2012, the California District Court entered a clarification order clarifying that the plaintiff’s FLSA claim was to proceed to collective arbitration under the UUAA, but the plaintiff’s forced labor claim and state law contractual claims were to proceed as individual arbitrations for those plaintiffs seeking to pursue those specific claims. Central filed a motion for reconsideration and a motion for interlocutory appeal of the California District Court’s orders, both of which were denied and the claims are proceeding to collective and individual arbitration as originally ordered. On December 9, 2013 the arbitrator determined that the issue of misclassification as it relates to the FLSA will proceed as a collective arbitration, however the plaintiff's forced labor claim and state law claims of contractual misrepresentation and breach of contract must proceed on an individual arbitration basis and not as a class.
Central intends to vigorously defend collective arbitration in the Cilluffo Complaint as well as the merits of the FLSA claim and any individual arbitration matters that are filed and proceed on the forced labor and state contract law claims. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
California minimum wage class action
On November 7, 2013, a class action lawsuit was filed by Jorge Calix on behalf of himself and all similarly situated persons against Central Refrigerated Service, Inc.: Calix et al. v. Central Refrigerated Service, Inc. (“Central”) in the Superior Court of California, County of San Bernadino, or the Calix Complaint. The putative class includes employees alleging that candidates for employment within the four year statutory period in California were not paid the state mandated minimum wage during their orientation phase. On December 13, 2013, Central filed an answer denying the allegations.
The issue of class certification in the Calix Complaint remains subject to appeal and must first be resolved before the court will address the merits of the case, and we retain all of our defenses against liability and damages pending a determination of class certification. Central intends to vigorously defend against certification of the class as well as the merits of this matter should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
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

Other environmental
Our tractors and trailers are involved in motor vehicle accidents, experience damage, mechanical failures and cargo issues as an incidental part of our normal ordinary course of operations.  From time to time these matters result in the discharge of diesel fuel, motor oil or other hazardous materials into the environment.  Depending on local regulations and who is determined to be at fault, we are sometimes responsible for the clean-up costs of these discharges.  As of December 31, 2013, we estimate our total legal liability for all such clean-up and remediation costs to be approximately $600 thousand in the aggregate for all current and prior years claims.
Note 17. Stockholders' Equity
Common Stock
Immediately prior to the IPO in December 2010, Swift Corporation merged with and into Swift Transportation Company, the registrant, with Swift Transportation Company surviving as a Delaware corporation. In the merger, all of the outstanding common stock of Swift Corporation was converted into shares of Swift Transportation Company Class B common stock on a one-for-one basis, and all outstanding stock options of Swift Corporation were converted into options to purchase shares of Class A common stock of Swift Transportation Company. All outstanding Class B shares are held by Jerry Moyes directly or indirectly through various Moyes Affiliates.
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
On December 31, 2013, the Moyes affiliates converted 53,298 shares of Class B common stock into Class A common stock on a one-for-one basis. On March 12, 2012, the Moyes affiliates converted 1,068,224 shares of Class B common stock into 1,068,224 shares of Class A common stock on a one-for-one basis. During December 2011, Cactus Holding Company II, LLC, an entity controlled by Mr. Moyes, converted 6,553,253 shares of Class B common stock into 6,553,253 shares of Class A common stock on a one-for-one basis. The shares were converted in connection with a pledge of securities to support a personal loan arrangement entered into by Cactus Holding Company II, LLC and related to Mr. Moyes.
2007 Stock Plan
Description of plan- General terms
The Company’s 2007 Omnibus Incentive Plan, as amended and restated (the “2007 Plan”), is stockholder approved and permits the payment of cash incentive compensation and authorizes the granting of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards and Stock-Based Awards (each as defined in the 2007 Plan with reference to Shares) to its employees and non-employee directors for up to 12 million shares of Class A common stock. As of December 31, 2013, the aggregate number of shares remaining available for issuance pursuant to the 2007 Plan was 5.6 million.
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

	Year Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
Stock options	$3,359	$4,886	$6,861
Restricted stock awards and restricted stock units	887	4	140
Performance Shares	399	—	—
Total compensation expenses	$4,645	$4,890	$7,001
Income tax benefit	$1,788	$1,883	$2,695
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
The following table presents the total unrecognized compensation expense related to stock-based compensation and the expected weighted average period over which these expenses will be recognized at (dollars in thousands):

	December 31, 2013
		Weighted Average
	Expense	Period
		(Years)
Stock options	$2,377	2.27
Restricted stock awards and restricted stock units	$3,078	2.50
Performance Shares	$956	2.15
Stock options
Stock options are the contingent right of award holders to purchase shares of Swift Transportation Company Class A common stock at a stated price for a limited time. For options granted prior to the Company's IPO in December 2010, the exercise price of options granted equaled or exceeded the estimated fair value of the common stock on the date of grant. The estimated fair value of the common stock prior to the Company’s IPO in each case was determined by management based upon a number of factors, including the Company's discounted projected cash flows, comparative multiples of similar companies, the lack of liquidity of the Company's common stock and certain risks the Company faced at the time of the valuation. For options granted after the Company’s IPO in December 2010, the exercise price of options granted equaled the fair value of the Company’s common stock on the date of grant. The fair value of the Company’s common stock after the Company’s IPO was based on the closing price of the Company’s Class A common stock quoted on the NYSE on the date of grant.
The options have a ten year contractual term and were granted to two categories of employees. The options granted to the first category of employees vest upon the occurrence of the earliest of (i) a sale or a change in control of the Company or, (ii) a five-year vesting period at a rate of 33 1/3% following the third anniversary date of the grant. The options granted to the second category of employees vest upon the later of (i) the occurrence of an initial public offering of the Company or (ii) a five-year vesting period at a rate of 33 1/3% following the third anniversary date of the grant. To the extent vested, both types of options become exercisable simultaneous with the closing of the earlier of (i) an initial public offering, (ii) a sale, or (iii) a change in control of the Company. The options granted in 2013 vest upon a three-year vesting period at a rate of 33 1/3% each year.
A summary of the activity related to stock options for the year ended December 31, 2013 was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(Years)	(In thousands)
Outstanding at January 1, 2013	5,769,392	$10.39	5.79	$1,057
Granted	437,712	14.97
Exercised	(1,210,184)	10.73
Expired	(49,083)	10.82
Forfeited	(162,704)	10.90
Outstanding at December 31, 2013	4,785,133	$10.70	5.28	$55,059

Aggregate number of stock options expected to vest at a future date as of December 31, 2013	1,530,634	$10.81	7.28	$17,451

Exercisable at December 31, 2013	3,178,545	$10.65	4.28	$36,738

(1) The aggregate intrinsic value was computed using the closing share price on December 31, 2013 of $22.21 and on December 31, 2012 of $9.12, as applicable.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. The following table presents the weighted average assumptions used to determine the fair value of stock options issued:

	Year Ended December 31,
	2013	2012	2011
Dividend yield	—%	—%	—%
Risk-free rate of return	1.04%	1.20%	1.89%
Expected volatility	40.80%	41.40%	40.00%
Expected term (in years)	5.8	6.3	6.3
Weighted average fair value of stock options granted	$5.90	$3.56	$4.74
The dividend yield assumption is based on anticipated dividend payouts. The risk-free interest rate assumption is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected life at the grant date. The Company estimates the expected volatility and expected option life assumption consistent with ASC Topic 718, “Compensation - Stock Compensation.” Expected volatility is based upon an analysis of historical prices of similar market capitalized trucking group participants within the Dow Jones Total U.S. Market Index over the expected term of the options. The Company chose a daily measurement interval for historical volatility as it believes this better depicts the nature of employee option exercise decisions being based on shorter-term trends in the price of the underlying shares rather than on monthly price movements. As a result of the inability to predict the expected future employee exercise behavior, the Company estimated the expected term of the options using a simplified method based on contractual and vesting terms of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.
The following table summarizes information regarding the exercise of stock options (in thousands, except share data):

	Year Ended December 31,
	2013	2012	2011
Number of stock options exercised	1,210,184	24,427	22,519
Intrinsic value of stock options exercised	$8,773	$25	$43
Cash received upon exercise of stock options	$12,985	$268	$247
Income tax benefit (deficiency)	$187	$(370)	$(206)
A summary of the status of the Company's nonvested shares for the year ended December 31, 2013 is as follows:

	2013
	Shares	Weighted Average Fair Value
Nonvested at January 1, 2013	2,043,281	$4.79
Granted	437,712	5.90
Vested	(711,701)	5.56
Forfeited	(162,704)	5.34
Nonvested at December 31, 2013	1,606,588	$4.66
The total fair value of the shares vested during the years ended December 31, 2013, 2012, and 2011 was $4.0 million, $10.0 million and $9.9 million, respectively.
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
These awards are generally in one of two forms: restricted stock grants or restricted stock units. The Company's board of directors are the recipients of restricted stock grants and are entitled to vote during the vesting period. The forfeiture restrictions associated with the restricted stock shares lapse on each of the first three anniversaries of the date of grant with respect to an equal installment of shares. In addition, any restricted stock shares acquired thereupon will not be transferable for a period of four years from the date of grant, other than for applicable tax withholding purposes. Awards of restricted stock units are generally limited to employees. A restricted stock unit represents a right to receive a common share of stock when the unit vests. Recipients of restricted stock units cannot vote during the vesting period. They forfeit their units if their employment terminates before the vesting date.
In 2013 and 2012, independent members of the Company’s board of directors were granted 10,480 and 11,676 restricted stock of Class A shares under the 2007 Plan, respectively. During 2013, employees of the Company were granted 254,533 restricted stock units.
Performance Shares
Beginning in 2013, the Company granted certain members of executive management performance shares ("Performance Share Program"). The Performance Share Program provides for the issuance to each grantee of a number of shares of Swift's common stock at the end of a three-year period based upon the Company's achievement of performance criteria established by the Compensation Committee of the board of directors for the three-year period. The performance criteria are designed to focus management attention on two key factors that create long-term stockholder value: Leverage Ratio and Return on Net Assets each adjusted for leases.
The following table presents a summary of restricted stock awards, restricted stock units and performance shares activity for the year ended December 31, 2013:

	Restricted stock awards and restricted stock units		Performance shares
	Number of awards	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	17,905	$13.24	—	$—
Granted	265,013	16.35	101,366	13.36
Vested	(7,007)	13.24	—	—
Forfeited	(3,755)	17.17	—	—
Nonvested at December 31, 2013	272,156	$16.20	101,366	$13.36

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
During the year ended December 31, 2013, the Company issued 73,365 shares, under the 2012 ESPP at an average price per share of $13.10 per share. As of December 31, 2013, the Company is authorized to issue an additional 1.9 million shares under the 2012 ESPP.
Central Refrigerated Stockholder Loans Receivable
On March 8, 2013, Central loaned its majority stockholder $30.0 million in the form of an unsecured promissory note. This note was repaid by the stockholder in connection with the acquisition of Central by the Company on August 6, 2013.
Note 18. Accumulated Other Comprehensive Income
The following table is a reconciliation of accumulated other comprehensive income (loss) by component (in thousands):

	Derivative Financial Instruments	Foreign Currency Transactions	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012 (Recast)	$(8,285)	$83	$(8,202)
Other comprehensive loss before reclassifications	(121)	—	(121)
Amounts reclassified from accumulated other comprehensive loss	2,161	—	2,161
Net current-period other comprehensive income	2,040	—	2,040
Balance as of December 31, 2013	$(6,245)	$83	$(6,162)
All amounts are net-of-tax. Amounts in parenthesis indicate debits.
The following table presents details about reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011	Statement of Operations Classifications
Gains and losses on cash flow hedging:
Interest rate swaps	$3,143	$5,101	$15,057	Derivative interest expense
Income tax (benefit) expense	(1,226)	1,989	5,872	Income tax expense
	$1,917	$7,090	$20,929	Net income

Note 19. Income Taxes
Income tax expense (benefit) was (in thousands):

	2013	2012	2011
Current expense (benefit):		(Recast)	(Recast)
Federal	$(224)	$9,913	$2,775
State	5,143	3,148	4,353
Foreign	1,530	1,949	2,232
	6,449	15,010	9,360
Deferred expense (benefit):
Federal	85,512	47,501	46,485
State	4,273	(2,010)	2,368
Foreign	4,748	1,113	279
	$94,533	46,604	49,132
Income tax expense	$100,982	$61,614	$58,492

The Company’s effective tax rate was 39.4%, 30.5% and 36.3%, for the years ended December 31, 2013, 2012 and 2011, respectively. Actual tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate income tax rate of 35% to earnings before income taxes) as follows (in thousands):

	2013	2012	2011
		(Recast)	(Recast)
Computed “expected” tax expense	$89,742	$70,595	$56,433
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	6,912	6,627	7,470
Central pre-affiliation earnings taxed as S-Corp	(4,986)	(9,118)	(4,342)
State tax rate change in deferred items	711	(6,414)	(2,178)
Foreign tax rate change in deferred items	5,023	—	—
Effect of providing taxes on mark-to-market adjustment of derivatives recorded in accumulated OCI	—	1,785	5,270
Other	3,580	(1,861)	(4,161)
Income tax expense	$100,982	$61,614	$58,492
The components of the net deferred tax asset (liability) as of December 31, 2013 and 2012 were (in thousands):

	2013	2012
Deferred tax assets:		(Recast)
Self-insurance accruals	$49,810	$43,877
Allowance for doubtful accounts	6,968	7,843
Derivative financial instruments	4,537	5,021
Vacation accrual	3,899	3,541
Minimum tax credit	5,061	5,995
Net operating loss	4,529	74,929
Amortization of stock options	10,782	12,628
Other	17,259	12,304
Total deferred tax assets	102,845	166,138
Valuation allowance	—	—
Total deferred tax assets, net	102,845	166,138
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(393,239)	(363,082)
Prepaid taxes, licenses and permits deducted for tax purposes	(12,897)	(10,218)
Cancellation of debt	(9,401)	(9,409)
Intangible assets	(119,567)	(122,434)
Other	(7,354)	(5,211)
Total deferred tax liabilities	(542,458)	(510,354)
Net deferred tax liability	$(439,613)	$(344,216)

These amounts are presented in the accompanying consolidated balance sheets in the indicated captions, except the current deferred tax liability which is included in accrued liabilities, at December 31, 2013 and 2012 as follows (in thousands):

	2013	2012
		(Recast)
Current deferred tax asset	$46,833	$98,235
Current deferred tax liability	(2,246)	(1,070)
Noncurrent deferred tax liability	(484,200)	(441,381)
Net deferred tax liability	$(439,613)	$(344,216)
As of December 31, 2013, the Company had fully utilized the Federal net operating loss carryforward from prior years, The Company has state net operating loss carryforwards remaining, with an estimated tax effect of $4.5 million, available at December 31, 2013. The state net operating losses will expire at various times between 2014 and 2030. The Company has not established a valuation allowance as it has been determined that, based upon available evidence, a valuation allowance is not required. All other deferred tax assets are expected to be realized and utilized by continued profitability in future periods.
U.S. income and foreign withholding taxes have not been provided on approximately $9.8 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the U.S. As the Company intends to reinvest these earnings indefinitely outside the U.S., it is not required to provide U.S. income taxes on them until they are repatriated in the form of dividends or otherwise.
The reconciliation of our unrecognized tax benefits for the years ending December 31, 2013, 2012 and 2011, is as follows (in thousands):

	2013	2012	2011
Unrecognized tax benefits at beginning of year	$2,385	$2,332	$5,702
Increases for tax positions taken prior to beginning of year	—	149	28
Decreases for tax positions taken prior to beginning of year	—	(53)	(3,106)
Settlements	—	(43)	(292)
Unrecognized tax benefits at end of year	$2,385	$2,385	$2,332
As of December 31, 2013, the Company had unrecognized tax benefits totaling approximately $2.4 million, all of which would favorably impact our effective tax rate if subsequently recognized.
During the year ended December 31, 2011, the Company concluded its federal examination for certain of its subsidiaries for tax years 2005, 2006 and the short period ending May 10, 2007. In addition, the Company concluded its California examination for certain of its subsidiaries for tax years 1997, 1998, 2003 and 2004. The Company also concluded various other state examinations for certain of its subsidiaries during the years ended December 31, 2013, 2012 and 2011. The conclusion of these examinations resulted in $0.0 million, $0.1 million and $0.5 million, of additional tax payments made during 2013, 2012 and 2011, respectively. Also in conjunction with these examinations, interest and/or penalties in the amount of $0.3 million were paid during 2011 . Certain of the Company’s subsidiaries are currently under examination by the state of California for the 2005, 2006 and May 10, 2007 tax years. In addition, other state jurisdictions are conducting examinations for years ranging from 2010 to 2012. The Company, during 2014, anticipates concluding its California examination for 2005, 2006 and May 10, 2007. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Years subsequent to 2009 remain subject to examination.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of December 31, 2013, 2012 and 2011, were approximately $1.5 million, $1.3 million, and $1.1 million, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
The Company anticipates that the total amount of unrecognized tax benefits may decrease by approximately $0.7 million during the next twelve months, which will not have a material impact on the financial statements.
Note 20. Employee Benefit Plan
The Company maintains a 401(k) benefit plan available to all employees who are 19 years of age or older and have completed six months of service. Under the plan, the Company has the option to match employee discretionary contributions up to 3% of an employee’s compensation. Employees’ rights to employer contributions vest after five years from their date of employment.

For the years ended December 31, 2013, 2012, and 2011, the Company’s expense totaled approximately $5.5 million, $5.6 million and $6.3 million, respectively. As of December 31, 2013 and 2012, $4.4 million and $4.4 million, respectively, were owed to the plan by the Company in respect of such matching contributions.
Note 21. Key Customer
Services provided to the Company’s largest customer, Wal-Mart, generated 10.8%, 11.4% and 10.4% of operating revenue in 2013, 2012 and 2011, respectively. Operating revenue generated by Wal-Mart is reported in the Truckload, Dedicated, Central Refrigerated and Intermodal operating segments. No other customer accounted for 10% or more of operating revenue in the reporting period.
Note 22. Related party transactions
The Company provided and received freight services, facility leases, equipment leases and other services, including repair and employee services to and from several companies controlled by and/or affiliated with Jerry Moyes, as follows (in thousands):

	For the Year Ended December 31, 2013
	Central Freight Lines, Inc.	Other Affiliated Entities	Total
Services Provided by Swift:
Freight Services(1)	$15	$160	$175
Facility Leases	$716	$20	$736
Other Services (4)	$1,000	$159	$1,159
Services Received by Swift:
Freight Services(2)	$47	$—	$47
Facility Leases	$399	$200	$599
Other Services(3)	$—	$996	$996
	As of December 31, 2013
Receivable	$1,034	$32	$1,066
Payable	$74	$1	$75

	For the Year Ended December 31, 2012
	Central Freight Lines, Inc.	Other Affiliated Entities	Total
Services Provided by Swift:	(Recast)	(Recast)	(Recast)
Freight Services(1)	$8,117	$1,265	$9,382
Facility Leases	$711	$20	$731
Other Services (4)	$—	$135	$135
Services Received by Swift:
Freight Services(2)	$50	$—	$50
Facility Leases	$626	$—	$626
Other Services(3)	$—	$1,175	$1,175

	As of December 31, 2012
Receivable	$1,460	$233	$1,693
Payable	$48	$510	$558

	For the Year Ended December 31, 2011
	Central Freight Lines, Inc.	Other Affiliated Entities	Total
Services Provided by Swift:	(Recast)	(Recast)	(Recast)
Freight Services(1)	$9,345	$1,060	$10,405
Facility Leases	$614	$20	$634
Other Services (4)	$—	$131	$131
Services Received by Swift:
Freight Services(2)	$46	$—	$46
Facility Leases	$480	$—	$480
Other Services(3)	$—	$417	$417

	As of December 31, 2011
Receivable	$1,891	$189	$2,080
Payable	$19	$10	$29

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
(4) Other services provided by the Company to the identified related parties included: equipment sales and miscellaneous services.
In addition to the transactions identified above, the Company had the following related party activity as of and for the years ended December 31, 2013, 2012, and 2011:
Prior to April 2011, IEL contracted its personnel from a third party, Compensi Services (formerly Transpay, Inc.), which is partially owned by Jerry Moyes. Compensi Services was responsible for all payroll related liabilities and employee benefits administration. During 2011, these contracted personnel were transferred to and employed by IEL, which resulted in the Company being responsible for all salaries and wages, payroll related liabilities and employee benefits of these employees. Compensi Services continued to provide IEL third-party administration services. For the years ended December 31, 2013, 2012 and 2011, the Company paid Compensi Services $12 thousand, $71 thousand and $178 thousand, respectively, for these services. As of December 31, 2013 and 2012, the Company had no outstanding balances payable to Compensi Services.
Concurrently with the Company’s IPO in December 2010, Mr. Moyes and certain Moyes Affiliates completed a private placement by an unaffiliated special purpose trust (the “2010 Trust”) of $262.3 million of Trust Issued Mandatory Common Exchange Securities (“2010 METS”) which was required to be settled with up to 23,846,364 shares of the Company’s Class A common stock, or cash, on December 31, 2013.
On December 31, 2013, Mr. Moyes and his Affiliates chose to deliver 19.5 million shares of Class A common stock to settle the 2010 METS facility which were obtained by entering into a variable prepaid forward (“VPF”) contract on October 29, 2013 with Citibank, N.A. (“Citibank”).
To fulfill the VPF contract, Citibank borrowed 19.5 million shares of Class A common stock from the public market. These shares were sold to Mr. Moyes and certain of his affiliates, through their ownership of M Capital II, and were held as collateral by Citibank for a new loan that facilitated the purchase of the shares. On December 31, 2013, Citibank delivered the 19.5 million Class A shares to the 2010 Trust in exchange for the 23.8 million shares of Class B common stock held by the 2010 Trust as collateral. The holders of the 2010 METS received their respective portion of 19.5 million shares of Class A common stock as settlement of the facility. Citibank now holds the 23.8 million shares of Class B common stock transferred from the 2010 Trust and an additional 2.15 million shares of Class B common stock contributed directly by Mr. Moyes and his Affiliates as collateral for VPF contract.
Under the VPF contract, M Capital II is obligated to deliver to Citibank a variable amount of stock or cash during two twenty trading day periods beginning on January 4, 2016, and July 5, 2016, respectively. Although M Capital II may settle its obligations to Citibank in cash, any or all of the collateralized shares could be converted into Class A common stock and delivered on such dates to settle such obligations. If settled in cash, we believe Citibank would likely purchase Class A shares on the open market to settle its short position. If settled in shares, we believe Citibank would likely use the shares to settle its position. The 2013 VPF contract allows Mr. Moyes and his Affiliates to retain the same number of shares and voting percentage as they had prior to the inception of the 2013 VPF contract and the settlement of the 2010 METS facility. In addition, Mr. Moyes and his Affiliates are able to participate in future price appreciation of the Company’s common stock.
Note 23. Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of December 31, 2013 and 2012, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
The tables below exclude certain financial instruments. The excluded financial instruments are as follows: cash and cash equivalents, restricted cash, accounts receivable, net, income tax refund receivable and accounts payable. The estimated fair value of these financial instruments approximate carrying value as they are short-term in nature. Additionally, for notes payable under revolving lines of credit, fair value approximates the carrying value due to the variable interest rate. For capital leases, the carrying value approximates the fair value. The table below also excludes financial instruments reported at estimated fair value on a recurring basis. See “— Recurring Fair Value Measurements.” All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2013 and 2012 (in thousands):

	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
			(Recast)	(Recast)
Financial Assets:
Restricted investments	$25,814	$25,808	$22,275	$22,271
Financial Liabilities:
Senior secured first lien term loan B-1 tranche (2013 Agreement)	229,000	230,031	—	—
Senior secured first lien term loan B-2 tranche (2013 Agreement)	410,000	412,358	—	—
Senior secured first lien term loan B-1 tranche (2012 Agreement)	—	—	157,095	157,346
Senior secured first lien term loan B-2 tranche (2012 Agreement)	—	—	575,560	582,236
Senior second priority secured notes	493,825	549,059	492,561	541,817
Securitization of accounts receivable	264,000	264,000	204,000	204,000
Central Financial Liabilities:
Various notes payables to financing companies, due dates through May 2015, secured by revenue equipment	2,190	2,190	11,508	11,508
Note payable to a bank, due March 2016	—	—	4,066	4,066
Note payable to a financing company, due June 2013	—	—	816	816
The carrying amounts shown in the table (other than the restricted investments, and the securitization of accounts receivable) are included in the consolidated balance sheets in long-term debt and obligations under capital leases. The estimated fair values of the financial instruments shown in the above table as of December 31, 2013 and 2012, represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.

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
Securitization of Accounts Receivable
The Company’s securitization of accounts receivable consists of borrowings outstanding pursuant to the Company’s 2013 RSA and 2011 RSA as of December 31, 2013 and 2012, respectively, as discussed in Note 10. Its fair value is estimated by discounting future cash flows using a discount rate commensurate with the uncertainty involved.
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

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company will measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the estimated fair value measurement in its entirety. Following is a brief summary of the Company’s classification within the fair value hierarchy of each major category of assets and liabilities that it measures and reports on its consolidated balance sheets at estimated fair value on a recurring basis as of December 31, 2013:

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

Recurring Fair Value Measurements
As of December 31, 2013 and 2012, no assets of the Company were measured at estimated fair value on a recurring basis. As of December 31, 2013 and 2012, information about inputs into the estimated fair value measurements of each major category of the Company’s liabilities that were measured at estimated fair value on a recurring basis in periods subsequent to their initial recognition was as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2013
Interest rate swaps	$11,768	$—	$11,768	$—
As of December 31, 2012 (Recast)
Interest rate swaps	$13,350	$—	$13,350	$—
Nonrecurring Fair Value Measurements
As of December 31, 2013, no assets of the Company were measured at estimated fair value on a nonrecurring basis. As of December 31, 2012, information about inputs into the estimated fair value measurements of the Company’s assets that were measured at estimated fair value on a nonrecurring basis in the period is as follows (in thousands):

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
As of December 31, 2012, a deposit related to the purchase of certain fuel technology equipment and a related asset were written off as the supplier ceased operations, resulting in a pre-tax impairment of $2.3 million. Swift Power Services, LLC (“SPS”), an entity in which the Company owns a minority interest and hold a secured promissory note from, failed to make its first scheduled principal payment and quarterly interest payment to the Company on December 31, 2012 due to a decline in its financial performance resulting from, among other things, a legal dispute with the former owners and its primary customer. This caused the Company to re-evaluate the secured promissory note due from SPS for impairment, which resulted in a $6.0 million pre-tax adjustment that was recorded in Impairments of non-operating assets in the fourth quarter of 2012. In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, real property with a carrying amount of $1.7 million was written down to its estimated fair value of $0.6 million during the first quarter of 2012, resulting in an impairment charge of $1.1 million, which was included in Impairments in the Company’s consolidated statements of operations. The impairment of this asset was identified due to the Company’s decision to no longer use this property for its initial intended purpose. The Company estimated its fair value using significant unobservable inputs because there have been no recent sales of similar properties in the market place.
Note 24. Intangible Assets
Intangible assets as of December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Customer Relationship:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(139,614)	(122,800)
Trade Name:
Gross carrying value	181,037	181,037
Intangible assets, net	$316,747	$333,561
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
Amortization of intangibles for 2013, 2012 and 2011 is comprised of $15.6 million, $15.8 million, and $17.1 million, respectively, related to intangible assets recognized in conjunction with the 2007 Transactions and $1.2 million in each year related to previous intangible assets existing prior to the 2007 Transactions. Management estimates that non-cash amortization expense associated with all of the intangibles on the balance sheet as of December 31, 2013 will be $16.8 million in each of the next four years, all but $1.2 million of which, in each period, represents amortization of the intangible assets recognized in conjunction with the 2007 going private transaction. In the fifth year, we estimate our non-cash expense will be $16.3 million, of which $0.6 million, represents the final amortization of the intangible assets existing prior to the 2007 Transactions.
The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.
Note 25. Goodwill
The following presents the components of the net carrying amount of our goodwill by reportable segment as of December 31, 2013 and 2012 (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses (1)	Carrying Amount
Truckload	$376,998	$(190,394)	$186,604
Dedicated	130,742	(64,090)	66,652
Total	$507,740	$(254,484)	$253,256
(1) The Company recognized accumulated impairment losses of $190.4 million in its Truckload reporting unit during 2007 and 2008 and $64.1 million in its Dedicated reporting unit during 2007.
For the years ended December 31, 2013, 2012 and 2011, there were no changes to the carrying amount of goodwill. In connection with the annual impairment test as of November 30, 2013, the Company concluded that the goodwill of its reporting units was not impaired as of December 31, 2013.
Note 26. Earnings per Share
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
The following table sets forth the calculations of basic and diluted earnings per share attributable to the stockholders of the Company (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
		(Recast)	(Recast)
Net income	$155,422	$140,087	$102,747
Basic:
Weighted average common shares outstanding	140,179	139,532	139,155
Diluted:
Dilutive effect of stock options	2,042	87	508
Total weighted average diluted shares outstanding	142,221	139,619	139,663
Anti-dilutive shares excluded from the diluted earnings per share calculation (1)	174	4,356	5,978
Earnings per share:
Basic earnings per share	$1.11	$1.00	$0.74
Diluted earnings per share	$1.09	$1.00	$0.74

(1)
Impact of outstanding options to purchase shares of the Company’s Class A common stock were anti-dilutive because the options exercise price was greater than the average market price of the common shares and were excluded from the calculation of diluted earnings per share.

Note 27. Quarterly Results of Operations (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2013 (1)
Operating revenue	$981,608	$1,029,071	$1,032,127	$1,075,389
Operating income	$69,718	$100,266	$84,420	$102,555
Net income	$30,292	$49,879	$29,953	$45,298
Basic earnings per share	$0.22	$0.36	$0.21	$0.32
Diluted earnings per share	$0.21	$0.35	$0.21	$0.32
Year Ended December 31, 2012 (recast)
Operating revenue	$943,818	$992,083	$992,624	$1,047,560
Operating income	$63,573	$95,049	$77,190	$116,004
Net income	$10,827	$40,920	$33,656	$54,684
Basic and diluted earnings per share	$0.08	$0.29	$0.24	$0.39
(1) The first and second quarter results of 2013 have been recast due to the acquisition of Central. Refer to Notes 1 and 2 for further information regarding the Acquisition.
The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. These results are not necessarily indicative of future quarterly results.
Note 28. Settlement - City of Los Angeles
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
Note 29. Segment information
Subsequent to the acquisition of Central discussed in Note 2, the Company concluded it will evaluate the performance of Central separately from the three reportable segments that predated the Central Acquisition. The Company’s four reportable operating segments are Truckload, Dedicated, Central Refrigerated and Intermodal. The subsequent finalization of our organizational design and financial reporting systems may result in future modifications of our reportable segments.

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
The Company’s foreign operations total revenue was less than 5.0% of the Company’s total revenue for each of the years ended December 31, 2013, 2012 and 2011.
Set forth in the tables below is certain financial information with respect to the Company’s reportable segments (in thousands):

	Operating Revenue
	2013	2012	2011
		(Recast)	(Recast)
Truckload	$2,313,035	$2,282,342	$2,336,056
Dedicated	738,929	724,405	625,268
Central Refrigerated	533,993	484,657	447,173
Intermodal	350,093	333,938	237,875
Subtotal	3,936,050	3,825,342	3,646,372
Nonreportable segments	224,425	211,112	192,987
Intersegment eliminations	(42,280)	(60,369)	(60,396)
Consolidated operating revenue	$4,118,195	$3,976,085	$3,778,963

	Operating Income (Loss)
	2013	2012	2011
		(Recast)	(Recast)
Truckload	$225,963	$246,005	$222,954
Dedicated	83,520	74,026	69,753
Central Refrigerated	25,821	29,770	16,023
Intermodal	6,030	(6,854)	3,146
Subtotal	341,334	342,947	311,876
Nonreportable segments	15,625	8,869	10,160
Consolidated operating income	$356,959	$351,816	$322,036

	Depreciation and Amortization Expense
	2013	2012	2011
		(Recast)	(Recast)
Truckload	$127,404	$121,004	$135,863
Dedicated	45,568	44,088	39,888
Central Refrigerated	16,440	19,010	13,925
Intermodal	9,032	9,041	7,805
Subtotal	198,444	193,143	197,481
Nonreportable segments	27,564	25,696	20,617
Consolidated depreciation and amortization expense	$226,008	$218,839	$218,098
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
Note 30. Guarantor Condensed Consolidating Financial Statements
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
Pursuant to the terms of the Indenture governing the senior second priority secured notes, the guarantees are full and unconditional, but are subject to release under the following circumstances:
• in connection with any sale, disposition or transfer of all or substantially all of the assets to a person that is not the parent Company or a subsidiary guarantor
• in connection with any sale, disposition or transfer of all of the capital stock of that subsidiary guarantor to a person that is not the parent, the Company or a subsidiary guarantor
• if the Company designates any restricted subsidiary that is a subsidiary guarantor to be an Unrestricted Subsidiary
• upon legal Defeasance or the discharge of the Company's obligation under the indenture
• at such time as such subsidiary guarantor does not have any indebtedness that would have required a guarantee
Although the guarantees are subject to release under the above described circumstances, we have concluded they are still deemed "full and unconditional" for purposes of Rule 3-10 of Regulation S-X because these circumstances are customary, and accordingly, the Company concluded that it may rely on Rule 3-10 of Regulation S-X, as the other requirements of Rule 3-10 have been met.
The condensed financial statements present condensed financial data for (i) Swift Transportation Company (on a parent only basis), (ii) Swift Services Holdings, Inc. (on an issuer only basis), (iii) the combined Guarantor Subsidiaries, (iv) the combined Non-Guarantor Subsidiaries, (v) an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and (vi) the parent company and subsidiaries on a consolidated basis as of December 31, 2013 and 2012 and for each of the three years in the period ended ended December 31, 2013.
Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed consolidating balance sheet as of December 31, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Cash and cash equivalents	$—	$—	$54,564	$4,614	$—	$59,178
Restricted cash	—	—	—	50,833	—	50,833
Restricted investments, held to maturity, amortized cost				25,814		25,814
Accounts receivable, net	—	—	28,997	394,044	(4,605)	418,436
Intercompany receivable	85,498	400,569	—	55,799	(541,866)	—
Other current assets	37,022	—	127,775	16,270	(1,296)	179,771
Total current assets	122,520	400,569	211,336	547,374	(547,767)	734,032
Property and equipment, net	—	—	1,407,414	40,393	—	1,447,807
Investment in subsidiaries	239,432	870,599	983,289	—	(2,093,320)	—
Other assets	11,780	2,355	83,967	4,639	(45,575)	57,166
Intangible assets, net	—	—	307,092	9,655	—	316,747
Goodwill	—	—	246,977	6,279	—	253,256
Total assets	$373,732	$1,273,523	$3,240,075	$608,340	$(2,686,662)	$2,809,008
Intercompany payable	$—	$1,296	$542,772	$—	$(544,068)	$—
Current portion of long-term debt and obligations under capital leases	6,036	—	64,970	36,626	(32,576)	75,056
Other current liabilities	2,281	6,389	277,921	27,170	(4,449)	309,312
Total current liabilities	8,317	7,685	885,663	63,796	(581,093)	384,368
Long-term debt and obligations under capital leases, less current portion	—	493,825	747,918	5,046	(25)	1,246,764
Deferred income taxes	—	—	487,670	8,754	(12,224)	484,200
Securitization of accounts receivable	—	—	—	264,000	—	264,000
Revolving line of credit	—	—	17,000	—	—	17,000
Other liabilities	—	—	73,774	55,315	—	129,089
Total liabilities	8,317	501,510	2,212,025	396,911	(593,342)	2,525,421
Total stockholders’ equity	365,415	772,013	1,028,050	211,429	(2,093,320)	283,587
Total liabilities and stockholders’ equity	$373,732	$1,273,523	$3,240,075	$608,340	$(2,686,662)	$2,809,008

Condensed consolidating balance sheet as of December 31, 2012 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
			(Recast)		(Recast)	(Recast)
Cash and cash equivalents	$—	$—	$43,877	$9,719	$—	$53,596
Restricted cash	—	—	—	51,678	—	51,678
Restricted investments, held to maturity, amortized cost	—	—	—	22,275	—	22,275
Accounts receivable, net	—	—	72,319	324,597	(4,146)	392,770
Intercompany receivable	24,239	430,030	—	53,665	(507,934)	—
Other current assets	57,914	181	150,090	13,587	—	221,772
Total current assets	82,153	430,211	266,286	475,521	(512,080)	742,091
Property and equipment, net	—	—	1,360,358	37,178	—	1,397,536
Investment in subsidiaries	106,194	757,590	904,412	—	(1,768,196)	—
Other assets	19,622	2,647	87,631	4,974	(49,337)	65,537
Intangible assets, net	—	—	323,134	10,427	—	333,561
Goodwill	—	—	246,977	6,279	—	253,256
Total assets	$207,969	$1,190,448	$3,188,798	$534,379	$(2,329,613)	$2,791,981
Intercompany payable	$—	$—	$507,934	$—	$(507,934)	$—
Current portion of long-term debt and obligations under capital leases	—	—	71,705	28,301	(26,509)	73,497
Other current liabilities	1,656	6,389	277,738	28,315	(4,146)	309,952
Total current liabilities	1,656	6,389	857,377	56,616	(538,589)	383,449
Long-term debt and obligations under capital leases, less current portion	—	492,561	861,534	6,116	(3,110)	1,357,101
Deferred income taxes	—	—	456,098	5,001	(19,718)	441,381
Securitization of accounts receivable	—	—	—	204,000	—	204,000
Revolving line of credit	—	—	2,531	—	—	2,531
Other liabilities	—	—	63,739	49,576	—	113,315
Total liabilities	1,656	498,950	2,241,279	321,309	(561,417)	2,501,777
Total stockholders’ equity	206,313	691,498	947,519	213,070	(1,768,196)	290,204
Total liabilities and stockholders’ equity	$207,969	$1,190,448	$3,188,798	$534,379	$(2,329,613)	$2,791,981

Condensed consolidating statement of operations for year ended December 31, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Operating revenue	$—	$—	$4,044,469	$164,483	$(90,757)	$4,118,195
Operating expenses:
Salaries, wages and employee benefits	3,638	—	870,463	29,889	—	903,990
Operating supplies and expenses	2,245	10	309,863	15,122	(8,217)	319,023
Fuel	—	—	614,074	25,926	—	640,000
Purchased transportation	—	—	1,294,889	17,297	(56,540)	1,255,646
Rental expense	—	—	177,566	3,410	(648)	180,328
Insurance and claims	1,017	—	116,908	49,606	(25,352)	142,179
Depreciation and amortization of property and equipment	—	—	221,264	4,744	—	226,008
Amortization of intangibles	—	—	16,042	772	—	16,814
Gain on disposal of property and equipment	—	—	(22,688)	24	—	(22,664)
Communication and utilities	—	—	24,652	941	—	25,593
Operating taxes and licenses	—	—	63,448	10,871	—	74,319
Total operating expenses	6,900	10	3,686,481	158,602	(90,757)	3,761,236
Operating income (loss)	(6,900)	(10)	357,988	5,881	—	356,959
Interest expense, net	27	51,654	45,095	4,136	—	100,912
Loss on debt extinguishment	—	—	5,540	—	—	5,540
Other (income) expenses, net	(133,239)	(113,008)	(79,966)	(10,447)	330,763	(5,897)
Income before income taxes	126,312	61,344	387,319	12,192	(330,763)	256,404
Income tax expense (benefit)	(15,018)	(19,172)	126,980	8,192	—	100,982
Net income	$141,330	$80,516	$260,339	$4,000	$(330,763)	$155,422

Condensed consolidating statement of operations for the year ended December 31, 2012 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
			(Recast)		(Recast)	(Recast)
Operating revenue	$—	$—	$3,912,979	$147,649	$(84,543)	$3,976,085
Operating expenses:
Salaries, wages and employee benefits	4,645	—	849,022	26,189	—	879,856
Operating supplies and expenses	2,503	12	281,911	12,769	(6,723)	290,472
Fuel	—	—	647,827	20,880	—	668,707
Purchased transportation	—	—	1,233,107	21,738	(59,812)	1,195,033
Rental expense	—	—	146,367	3,752	(686)	149,433
Insurance and claims	—	—	100,448	38,529	(17,322)	121,655
Depreciation and amortization of property and equipment	—	—	214,819	4,020	—	218,839
Amortization of intangibles	—	—	16,147	778	—	16,925
Impairments	—	—	3,387	—	—	3,387
Gain on disposal of property and equipment	—	—	(18,231)	(120)	—	(18,351)
Communication and utilities	—	—	25,536	928	—	26,464
Operating taxes and licenses	—	—	63,183	8,666	—	71,849
Total operating expenses	7,148	12	3,563,523	138,129	(84,543)	3,624,269
Operating income (loss)	(7,148)	(12)	349,456	9,520	—	351,816
Interest expense, net	—	51,654	69,183	4,157	—	124,994
Loss on debt extinguishment	—	—	22,219	—	—	22,219
Other (income) expenses, net	(118,843)	(80,090)	(43,849)	(10,284)	255,968	2,902
Income before income taxes	111,695	28,424	301,903	15,647	(255,968)	201,701
Income tax expense (benefit)	(2,894)	(19,167)	77,472	6,203	—	61,614
Net income	$114,589	$47,591	$224,431	$9,444	$(255,968)	$140,087

Condensed consolidating statement of operations for the year ended December 31, 2011 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
			(Recast)		(Recast)	(Recast)
Operating revenue	$—	$—	$3,720,679	$138,091	$(79,807)	$3,778,963
Operating expenses:
Salaries, wages and employee benefits	6,784	—	828,293	26,346	—	861,423
Operating supplies and expenses	3,044	5	263,480	21,514	(6,171)	281,872
Fuel	—	—	679,507	19,023	—	698,530
Purchased transportation	—	—	1,092,135	15,893	(52,612)	1,055,416
Rental expense	—	—	121,783	1,238	(742)	122,279
Insurance and claims	—	—	92,970	37,951	(20,282)	110,639
Depreciation and amortization of property and equipment	—	—	215,142	2,956	—	218,098
Amortization of intangibles	—	—	17,415	843	—	18,258
Gain on disposal of property and equipment	—	—	(8,957)	55	—	(8,902)
Communication and utilities	—	—	26,758	999	—	27,757
Operating taxes and licenses	—	—	63,171	8,386	—	71,557
Total operating expenses	9,828	5	3,391,697	135,204	(79,807)	3,456,927
Operating income (loss), net	(9,828)	(5)	328,982	2,887	—	322,036
Interest expense, net	—	51,600	105,746	5,695	—	163,041
Other (income) expenses	(95,283)	(22,277)	18,229	(23,272)	120,359	(2,244)
Income (loss) before income taxes	85,455	(29,328)	205,007	20,464	(120,359)	161,239
Income tax expense (benefit)	(5,095)	(18,911)	75,251	7,247	—	58,492
Net income (loss)	$90,550	$(10,417)	$129,756	$13,217	$(120,359)	$102,747

Condensed consolidating statement of comprehensive income for the year ended December 31, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net income	$141,330	$80,516	$260,339	$4,000	$(330,763)	$155,422
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	3,143	—	—	3,143
Change in fair value of interest rate swaps	—	—	(145)	—	—	(145)
Other comprehensive income before income taxes	—	—	2,998	—	—	2,998
Income tax effect of items of other comprehensive income	—	—	(958)	—	—	(958)
Total comprehensive income	$141,330	$80,516	$262,379	$4,000	$(330,763)	$157,462

Condensed consolidating statement of comprehensive income for the year ended December 31, 2012 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
			(Recast)		(Recast)	(Recast)
Net income	$114,589	$47,591	$224,431	$9,444	$(255,968)	$140,087
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	5,101	—	—	5,101
Change in fair value of interest rate swaps	—	—	(2,786)	—	—	(2,786)
Other comprehensive income before income taxes	—	—	2,315	—	—	2,315
Income tax effect of items of other comprehensive income	—	—	1,142	—	—	1,142
Total comprehensive income	$114,589	$47,591	$227,888	$9,444	$(255,968)	$143,544

Condensed consolidating statement of comprehensive income for the year ended December 31, 2011 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
			(Recast)		(Recast)	(Recast)
Net income (loss)	$90,550	$(10,417)	$129,756	$13,217	$(120,359)	$102,747
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	15,057	—	—	15,057
Change in fair value of interest rate swaps	—	—	(9,952)	—	—	(9,952)
Other comprehensive income before income taxes	—	—	5,105	—	—	5,105
Income tax effect of items of other comprehensive income	—	—	3,897	—	—	3,897
Total comprehensive income (loss)	$90,550	$(10,417)	$138,758	$13,217	$(120,359)	$111,749

Condensed consolidating statement of cash flows for the year ended December 31, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net cash provided by (used in) operating activities	$47,129	$(29,460)	$511,024	$(55,189)	$—	$473,504
Cash flows from investing activities:
Decrease in restricted cash	—	—	—	845	—	845
Change in restricted investments	—	—	—	(3,539)	—	(3,539)
Proceeds from sale of property and equipment	—	—	119,009	149	—	119,158
Capital expenditures	—	—	(312,713)	(5,558)	—	(318,271)
Payments received on notes receivable		—	3,868	—	—	3,868
Expenditures on assets held for sale	—	—	(18,415)	—	—	(18,415)
Payments received on assets held for sale	—	—	53,486	—	—	53,486
Payments received on equipment sale receivables	—	—	1,450	—	—	1,450
Dividends from subsidiary	—	—	6,800	—	(6,800)	—
Payments received on intercompany notes payable	—	—	3,399	—	(3,399)	—
Capital contribution to subsidiary			(1,160)	—	1,160	—
Acquisition of Central Refrigerated, net of debt repayment	—	—	(150,302)	—	—	(150,302)
Net cash used in investing activities	—	—	(294,578)	(8,103)	(9,039)	(311,720)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	15,999	10,268	—	26,267
Payment of deferred loan costs	—	—	(1,332)	(851)	—	(2,183)
Borrowings under accounts receivable securitization	—	—	—	184,000	—	184,000
Repayment of accounts receivable securitization	—	—	—	(124,000)	—	(124,000)
Repayment of long-term debt and capital leases	—	—	(228,130)	(8,258)	—	(236,388)
Repayment of intercompany notes payable	—	—	—	(3,399)	3,399	—
Dividend to parent	—	—	—	(6,800)	6,800	—
Capital contribution	—	—	—	1,160	(1,160)	—
Net funding (to) from affiliates	(61,261)	29,460	25,734	6,067	—	—
Distribution to Central stockholders, pre-acquisition	—	—	(2,499)	—	—	(2,499)
Issuance of Central loan receivable, pre-acquisition	—	—	(30,000)	—	—	(30,000)
Net borrowings on revolving line of credit	—	—	14,469	—	—	14,469
Proceeds from exercise of stock options and the issuance of employee stock purchase plan shares	13,945	—	—	—	—	13,945
Income tax benefit (deficiency) from exercise of stock options	187	—	—	—	—	187
Net cash provided by (used in) financing activities	(47,129)	29,460	(205,759)	58,187	9,039	(156,202)
Net increase (decrease) in cash and cash equivalents	—	—	10,687	(5,105)	—	5,582
Cash and cash equivalents at beginning of period	—	—	43,877	9,719	—	53,596
Cash and cash equivalents at end of period	$—	$—	$54,564	$4,614	$—	$59,178

Condensed consolidating statement of cash flows for the year ended December 31, 2012 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
			(Recast)			(Recast)
Net cash provided by (used in) operating activities	$13,076	$(11,970)	$442,480	$3,532	$—	$447,118
Cash flows from investing activities:
Decrease in restricted cash	—	—	—	20,046	—	20,046
Change in restricted investments	—	—	—	(22,275)	—	(22,275)
Funding of notes receivable	—	—	(7,500)	—	—	(7,500)
Proceeds from sale of property and equipment	—	—	141,504	1,180	—	142,684
Capital expenditures	—	—	(310,885)	(3,257)	—	(314,142)
Payments received on notes receivable	—	—	5,948	—	—	5,948
Expenditures on assets held for sale	—	—	(12,040)	—	—	(12,040)
Payments received on assets held for sale	—	—	12,778	—	—	12,778
Payments received on equipment sale receivables	—	—	5,642	—	—	5,642
Dividends from subsidiary	—	—	6,700	—	(6,700)	—
Payments received on intercompany notes payable	—	—	2,125	—	(2,125)	—
Funding of intercompany notes payable	—	—	—	—	—	—
Other investing activities	—	—	(270)	—	—	(270)
Net cash used in investing activities	—	—	(155,998)	(4,306)	(8,825)	(169,129)
Cash flows from financing activities:
Payment of deferred loan costs	—	—	(9,023)	—	—	(9,023)
Borrowings under accounts receivable securitization	—	—	—	255,000	—	255,000
Repayment of accounts receivable securitization	—	—	—	(231,000)	—	(231,000)
Repayment of long-term debt and capital leases	—	—	(311,401)	(534)	—	(311,935)
Dividend to parent	—	—	—	(6,700)	6,700	—
Proceeds from long term notes	—	—	11,304	—	—	11,304
Proceeds from intercompany notes payable	—	—	—	—	—	—
Repayment of intercompany notes payable	—	—	—	(2,125)	2,125	—
Net funding (to) from affiliates	(24,239)	11,970	22,652	(10,383)	—	—
Net borrowings on revolving line of credit	—	—	(6,506)	—	—	(6,506)
Distribution to Central stockholders, pre-acquisition	—	—	(13,605)	—	—	(13,605)
Proceeds from exercise of stock options and the issuance of employee stock purchase plan shares	401	—	—	—	—	401
Income tax benefit (deficiency) from exercise of stock options	(370)	—	—	—	—	(370)
Other financing activities	—	—	(743)	—	—	(743)
Net cash provided by (used in) financing activities	(24,208)	11,970	(307,322)	4,258	8,825	(306,477)
Net increase (decrease) in cash and cash equivalents	(11,132)	—	(20,840)	3,484	—	(28,488)
Cash and cash equivalents at beginning of period	11,132	—	64,717	6,235	—	82,084
Cash and cash equivalents at end of period	$—	$—	$43,877	$9,719	$—	$53,596

Condensed consolidating statement of cash flows for the year ended December 31, 2011 ( in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
			(Recast)			(Recast)
Net cash provided by (used in) operating activities	$(6,571)	$(44,963)	$429,773	$(38,055)	$—	$340,184

Cash flows from investing activities:
Decrease in restricted cash	—	—	—	12,844	—	12,844
Proceeds from sale of property and equipment	—	—	77,336	135	—	77,471
Capital expenditures	—	—	(243,312)	(6,583)	—	(249,895)
Payments received on notes receivable	—	—	7,334	—	—	7,334
Expenditures on assets held for sale	—	—	(8,965)	—	—	(8,965)
Payments received on assets held for sale	—	—	11,018	—	—	11,018
Funding of intercompany notes	—	—	(4,702)	—	4,702	—
Payments received on intercompany notes	—	—	4,566	—	(4,566)	—
Dividend from subsidiary	—	—	15,600	—	(15,600)	—
Other investing activities	—	—	275	—	—	275
Net cash (used in) provided by investing activities	—	—	(140,850)	6,396	(15,464)	(149,918)

Cash flows from financing activities:
Proceeds from issuance of class A common stock, net of issuance costs	62,994	—	—	—	—	62,994
Payment of deferred loan costs	—	(979)	(2,051)	(884)	—	(3,914)
Borrowings under accounts receivable securitization	—	—	—	263,000	—	263,000
Repayment of accounts receivable securitization	—	—	—	(254,500)	—	(254,500)
Repayment of long-term debt and capital leases	—	—	(223,029)	(1,240)	—	(224,269)
Proceeds from intercompany notes	—	—	—	4,702	(4,702)	—
Repayment of intercompany notes	—	—	—	(4,566)	4,566	—
Net borrowings on revolving line of credit	—	—	9,037	—	—	9,037
Proceeds from long term notes	—	—	7,263	—	—	7,263
Distribution to Central stockholders, pre-acquisition	—	—	(4,964)	—	—	(4,964)
Issuance of Central loan receivable, pre-acquisition	—	—	(12,000)	—	—	(12,000)
Dividend to parent	—	—	—	(15,600)	15,600	—
Proceeds from exercise of stock options and the issuance of employee stock purchase plan shares	247	—	—	—	—	247
Income tax benefit (deficiency) from exercise of stock options	(206)	—	—	—	—	(206)
Net funding (to) from affiliates	(46,893)	45,942	(35,942)	36,893	—	—
Net cash provided by (used in) financing activities	16,142	44,963	(261,686)	27,805	15,464	(157,312)
Net increase (decrease) in cash and cash equivalents	9,571	—	27,237	(3,854)	—	32,954
Cash and cash equivalents at beginning of period	1,561	—	37,480	10,089	—	49,130
Cash and cash equivalents at end of period	$11,132	$—	$64,717	$6,235	$—	$82,084

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
Changes in Internal Control over Financial Reporting
During 2013, we acquired Central. Refer to Note 2 to these consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for additional information regarding the acquisition of Central. We are currently in the process of integrating the Central operations, including internal controls and procedures and extending our Sarbanes-Oxley Act Section 404 compliance program to include Central. Specifically, during 2013, we implemented new processes and controls around the consolidation of Central’s financial information into the Company’s consolidated financial statements. We anticipate a successful integration of Central's operations and internal controls and procedures during 2014 and during the integration, will continue to evaluate our internal control over financial reporting.
With the exception of the integration described above, there have been no change in our internal control over financial reporting during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of our internal control over financial reporting as of December 31, 2013.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992).  Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, the independent registered public accounting firm that also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K.  KPMG LLP’s report on our internal control over financial reporting is included herein.
The Company acquired Central on August 6, 2013, and the acquisition was accounted for using the guidance for transactions between entities under common control pursuant to Accounting Standards Codification Topic 805 – Business Combinations. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, Central’s internal control over financial reporting associated with total assets of approximately $164 million and total revenues of approximately $534 million included in the consolidated financial statements of Swift Transportation Company and subsidiaries as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of Swift Transportation Company also excluded an evaluation of the internal control over financial reporting of Central.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Swift Transportation Company:
We have audited Swift Transportation Company and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
The Company acquired Central Refrigerated Transportation, Inc. (Central) on August 6, 2013, and the acquisition was accounted for using the guidance for transactions between entities under common control pursuant to Accounting Standards Codification Topic 805 - Business Combinations. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, Central’s internal control over financial reporting associated with total assets of approximately $164 million and total revenues of approximately $534 million included in the consolidated financial statements of Swift Transportation Company and subsidiaries as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of Swift Transportation Company also excluded an evaluation of the internal control over financial reporting of Central.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Swift Transportation Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
February 28, 2014

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this Item 10 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC.
Item 11. Executive Compensation
The information required under this Item 11 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table represents securities authorized for issuance under our 2007 Omnibus Incentive Plan at December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,137,277	$11.03	7,484,507
Equity compensation plans not approved by security holders	—	—	—
Total	5,137,277	$11.03	7,484,507
The material features of the Company’s 2007 Omnibus Incentive Plan are described in Note 17 to the consolidated financial statements contained in this Form 10-K.
Other information required under this Item 12 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this Item 13 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC.
Item 14. Principal Accountant Fees and Services
The information required under this Item 14 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC.
Grant Thornton LLP (“Grant Thornton”) audited Central's financial statements as of and for the years ended December 31, 2012 and 2011 under U.S. GAAS and applied the AICPA independence standards. Following the Acquisition on August 6, 2013, the Company’s management requested that Grant Thornton consent to the inclusion of its auditor’s report under PCAOB standards for the years ended 2012 and 2011. The purpose of the consent request was to allow KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm to perform procedures to place reliance on those audited financial statements under PCAOB standards for the recasted Swift consolidated financial statements for those years.
Pursuant to the request to report on Central’s 2012 and 2011 financial statements under PCAOB standards, Grant Thornton performed client acceptance procedures for Swift and its affiliates. As part of its procedures, Grant Thornton evaluated whether Grant Thornton and its network firms were independent of Swift and its affiliates under the SEC and the PCAOB independence rules. During that process, Grant Thornton determined that state tax compliance services performed for Swift were not prohibited under the SEC or PCAOB independence rules, but the fees for such services were structured as a percentage of the refunds received from the state tax regulator and thus are considered to be contingent fees. Contingent fee arrangements are not permitted under these independence rules during the audit and professional engagement period. The engagement letter for those services was signed by Swift in January 2012 and as of November 1, 2013, the state taxing regulator had not reviewed and approved the refunds claimed by Swift in its amended tax filing. Grant Thornton did not identify any other independence threats under the SEC or

PCAOB rules in its independence review. As such, Grant Thornton communicated the independence matter to Swift and Central’s management teams, Swift’s Audit Committee, and to KPMG.
Following the identification of the independence matter, Swift management and Grant Thornton agreed to convert the fee structure of the state tax compliance tax engagement letter to a time and materials fee arrangement. The amended engagement fee represented approximately 70% of the estimated fees payable to Grant Thornton in the event that the state taxing regulator approved the refund amounts claims. All amounts due for work performed by Grant Thornton under the amended fee structure of approximately $75,000 were paid in full prior to Grant Thornton’s engagement to perform the Central audits under the PCAOB standards. All future time incurred by Grant Thornton relating to the state tax compliance engagement will be paid as incurred based on Grant Thornton’s standard hourly rates.
In addition to the amendment of the state tax compliance services engagement letter, the Company and Grant Thornton analyzed the other relevant facts of the inconsistency of the structure of the fees to the SEC and PCAOB independence rules. Grant Thornton concluded that it could perform the 2012 and 2011 audits of Central with the requisite integrity and objectivity, due to the remediation of the fee structure, because the state tax engagement at issue did not involve any Central tax filings, and because Grant Thornton is not and was not the principal auditor of Swift during any of the periods presented. These facts and safeguards to reduce the threats to Grant Thornton’s integrity and objectivity were presented by the Company’s management and Grant Thornton to Swift’s Audit Committee. Based upon their review, Swift’s Audit Committee agreed with the conclusion reached by Company management that Grant Thornton could perform the Central audit engagements as of and for the year ended December 31, 2012 and 2011 under PCAOB standards with the requisite integrity and objectivity required.
PART IV
ITEM 15: Exhibits and Financial Statement Schedules
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
(b) Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement or Plan of Merger by and between Swift Corporation and Swift Transportation Company	Incorporated by reference to Exhibit 2.1 of Form 10-K for the year ended December 31, 2010

2.2	Central Refrigerated Stock Purchase Agreement	Incorporated by Reference to Exhibit 2.1 of Form 8-K filed on August 6, 2013

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

4.1	Specimen Class A Common Stock Certificate of Swift Transportation Company	Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement No. 333-168257 filed on November 30, 2010

4.2	Indenture, dated December 21, 2010, by and among Swift Services Holdings, Inc., Swift Transportation Company and the other Guarantors named therein, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 23, 2010

4.3	Intercreditor Agreement	Incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-4 filed on May 5, 2011

10.1	Swift Holdings Corp. 2007 Omnibus Incentive Plan, effective October 10, 2007, as amended and restated on December 15, 2010 *	Incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2010

10.2	Form of Option Award Notice *	Incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-168257 filed on July 22, 2010

10.3	Swift Corporation Retirement Plan, effective January 1, 1992 *	Incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-168257 filed on July 22, 2010

10.4	Swift Corporation Amended and Restated Deferred Compensation Plan, effective January 1, 2008	Incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-168257 filed on July 22, 2010

10.5	First Amendment to the Swift Corporation Deferred Compensation Plan, effective January 1, 2009 *	Incorporated by reference to Exhibit 10.11 to Amendment No. 3 to Registration Statement No. 333-168257 filed on November 30, 2010

10.6
Pledge and Security Agreement, dated December 21, 2010, by and among Swift Services Holdings, Inc., Swift Transportation Company and the other Guarantors of the Notes, and U.S. Bank National Association, as collateral agent
Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 23, 2010

10.7	Swift Transportation Company 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement No. 333-181201

Exhibit Number		Description	Page or Method of Filing

10.8	**
Amended and Restated Credit Agreement among Swift Transportation Co., LLC, as borrower, Swift Transportation Company and the other guarantors party thereto, as guarantors, and the lenders and agents parties thereto
Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012

10.9	**
First Amendment to Amended and Restated Credit Agreement among Swift Transportation Co., LLC, as borrower, Swift Transportation Company and the other guarantors party thereto, as guarantors, and the lenders and agents parties thereto
Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012

10.10	**
Incremental Facility Amendment to Amended and Restated Credit Agreement among Swift Transportation Co., LLC, as borrower, Swift Transportation Company and the other guarantors party thereto, as guarantors, and the lenders and agents parties thereto
Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012

10.11	**
Second Amended and Restated Credit Agreement among Swift Transportation Co. LLC, as borrower, Swift Transportation Company and the other guarantors party thereto, as guarantors, and the lenders and agents parties thereto
Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013

10.12		Form of Restricted Unit Award Agreement*	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 28, 2013

10.13		Form of Option Award Notice*	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 28, 2013

10.14		Form of Performance Unit Award Agreement*	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 28, 2013

10.15	**	Amended and Restated Receivables Purchase Agreement	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013

21.1		Subsidiaries of Swift Transportation Company	Filed herewith

23.1		Consent of KPMG LLP	Filed herewith

23.2		Consent of Grant Thornton LLP	Filed herewith

24.1		Powers of Attorney	See signature page

31.1		Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101		XBRL Instance Document	Filed herewith

101		XBRL Taxonomy Extension Schema Document	Filed herewith

101		XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101		XBRL Taxonomy Label Linkbase Document	Filed herewith

101		XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101		XBRL Taxonomy Extension Definition Document	Filed herewith

*	Management contract or compensatory plan, contract or arrangement.

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

February 28, 2014
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

Signature and Title	Date	Signature and Title	Date

/s/ Jerry Moyes	February 28, 2014	/s/ William Post	February 28, 2014
Jerry Moyes		William Post
Chief Executive Officer		Director
(Principal executive officer)

/s/ Virginia Henkels	February 28, 2014	/s/ Richard H. Dozer	February 28, 2014
Virginia Henkels		Richard H. Dozer
Executive Vice President and Chief Financial Officer		Director
(Principal financial officer)

/s/ Cary M. Flanagan	February 28, 2014	/s/ David Vander Ploeg	February 28, 2014
Cary M. Flanagan		David Vander Ploeg
Vice President and Corporate Controller		Director
(Principal accounting officer)

		/s/ Glenn Brown	February 28, 2014
Glenn Brown
Director