Form 10-Q
period 2014-03-31
SWIFT TRANSPORTATION Co
filed 2014-05-07
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
Form 10-Q
  ______________________________________________________________________
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of outstanding shares of the registrant’s Class A common stock as of April 29, 2014 was 88,757,598 and the number of outstanding shares of the registrant’s Class B common stock as of April 29, 2014 was 52,441,938.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Swift Transportation Company and Subsidiaries
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$46,098	$59,178
Restricted cash	47,012	50,833
Restricted investments, held to maturity, amortized cost	25,832	25,814
Accounts receivable, net	454,709	418,436
Equipment sales receivable	7,276	368
Income tax refund receivable	11,854	23,704
Inventories and supplies	17,776	18,430
Assets held for sale	18,389	19,268
Prepaid taxes, licenses, insurance and other	57,397	63,958
Deferred income taxes	39,758	46,833
Current portion of notes receivable	8,419	7,210
Total current assets	734,520	734,032
Property and equipment, at cost:
Revenue and service equipment	1,983,607	1,942,423
Land	116,973	117,929
Facilities and improvements	256,719	248,724
Furniture and office equipment	62,993	61,396
Total property and equipment	2,420,292	2,370,472
Less: accumulated depreciation and amortization	951,521	922,665
Net property and equipment	1,468,771	1,447,807
Other assets	50,926	57,166
Intangible assets, net	312,543	316,747
Goodwill	253,256	253,256
Total assets	$2,820,016	$2,809,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174,397	$118,014
Accrued liabilities	119,053	110,745
Current portion of claims accruals	80,645	75,469
Current portion of long-term debt and obligations under capital leases	80,619	75,056
Fair value of guarantees	—	366
Current portion of interest rate swaps	5,225	4,718
Total current liabilities	459,939	384,368
Revolving line of credit	—	17,000
Long-term debt and obligations under capital leases, less current portion	1,195,305	1,246,764
Claims accruals, less current portion	125,729	118,582
Fair value of interest rate swaps, less current portion	5,435	7,050
Deferred income taxes	469,690	484,200
Securitization of accounts receivable	259,000	264,000
Other liabilities	2,665	3,457
Total liabilities	2,517,763	2,525,421
Contingencies (note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 88,741,525 and 88,402,991 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	886	883
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 52,441,938 shares issued and outstanding as of March 31, 2014 and December 31, 2013	525	525
Additional paid-in capital	764,958	759,408
Accumulated deficit	(458,864)	(471,169)
Accumulated other comprehensive loss	(5,354)	(6,162)
Noncontrolling interest	102	102
Total stockholders’ equity	302,253	283,587
Total liabilities and stockholders’ equity	$2,820,016	$2,809,008
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Amounts in thousands, except per share data)
Operating revenue	$1,008,446	$981,608
Operating expenses:
Salaries, wages and employee benefits	229,366	226,485
Operating supplies and expenses	80,825	72,067
Fuel	156,022	168,116
Purchased transportation	319,169	292,156
Rental expense	51,719	40,623
Insurance and claims	42,448	31,538
Depreciation and amortization of property and equipment	56,175	54,870
Amortization of intangibles	4,204	4,204
Gain on disposal of property and equipment	(3,159)	(2,848)
Communication and utilities	7,170	6,565
Operating taxes and licenses	18,337	18,114
Total operating expenses	962,276	911,890
Operating income	46,170	69,718
Other (income) expenses:
Interest expense	23,225	26,362
Derivative interest expense	1,653	562
Interest income	(766)	(591)
Loss on debt extinguishment	2,913	5,044
Gain on sale of real property	—	(6,078)
Other	(864)	(560)
Total other (income) expenses, net	26,161	24,739
Income before income taxes	20,009	44,979
Income tax expense	7,704	14,687
Net income	$12,305	$30,292
Basic earnings per share	$0.09	$0.22
Diluted earnings per share	$0.09	$0.21
Shares used in per share calculations
Basic	140,981	139,686
Diluted	143,018	141,259
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (In thousands)
Net income	$12,305	$30,292
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	1,314	491
Change in fair value of interest rate swaps	—	(319)
Other comprehensive income before income taxes	1,314	172
Income tax effect of items within other comprehensive income	(506)	26
Other comprehensive income, net of taxes	808	198
Total comprehensive income	$13,113	$30,490
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
	(Unaudited) (In thousands, except per share data)
Balances, December 31, 2013	88,402,991	$883	52,441,938	$525	$759,408	$(471,169)	$(6,162)	$102	$283,587
Exercise of stock options	310,136	3			3,154				3,157
Excess tax deficiency of stock options					1,078				1,078
Grant of restricted Class A common stock	16,198				24				24
Shares issued under employee stock purchase plan	12,200				257				257
Other comprehensive income							808		808
Non-cash equity compensation					1,037				1,037
Net income						12,305			12,305
Balances, March 31, 2014	88,741,525	$886	52,441,938	$525	$764,958	$(458,864)	$(5,354)	$102	$302,253
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$12,305	$30,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	60,379	59,074
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	2,515	1,228
Gain on disposal of property and equipment less write-off of totaled tractors	(2,958)	(2,747)
Gain on sale of real property	—	(6,078)
Equity losses of investee	—	186
Deferred income taxes	(7,942)	14,417
Provision for allowance for losses on accounts receivable	792	(164)
Loss on debt extinguishment	2,913	5,044
Non-cash equity compensation	1,061	605
Income effect of mark-to-market adjustment of interest rate swaps	(32)	189
Interest on Central stockholders' loan receivable, pre-acquisition	—	(16)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(37,064)	(22,067)
Inventories and supplies	653	(122)
Prepaid expenses and other current assets	18,446	(1,229)
Other assets	2,871	4,028
Accounts payable, accrued and other liabilities	22,218	28,162
Net cash provided by operating activities	76,157	110,802
Cash flows from investing activities:
Decrease in restricted cash	3,821	6,211
Change in restricted investments	(164)	(7,073)
Proceeds from sale of property and equipment	28,428	14,326
Capital expenditures	(60,058)	(61,795)
Payments received on notes receivable	1,553	1,034
Expenditures on assets held for sale	(1,521)	(833)
Payments received on assets held for sale	2,269	21,828
Payments received on equipment sale receivables	469	596
Net cash used in investing activities	(25,203)	(25,706)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(46,526)	(97,295)
Net (repayments) borrowings on revolving line of credit	(17,000)	7,407
Borrowings under accounts receivable securitization	—	56,000
Repayment of accounts receivable securitization	(5,000)	(56,000)
Proceeds from long-term debt	—	19,200
Payment of deferred loan costs	—	(1,257)
Distribution to Central stockholders, pre-acquisition	—	(386)
Issuance of Central stockholders' loan receivable, pre-acquisition	—	(30,000)
Proceeds from exercise of stock options and the issuance of employee stock purchase plan shares	3,414	2,875
Income tax benefit from exercise of stock options	1,078	(490)
Net cash used in financing activities	(64,034)	(99,946)
Net decrease in cash and cash equivalents	(13,080)	(14,850)
Cash and cash equivalents at beginning of period	59,178	53,596
Cash and cash equivalents at end of period	$46,098	$38,746
 See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Cash Flows — (continued)

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,854	$14,915
Income taxes	$3,463	$2,908
Supplemental schedule of:
Non-cash investing activities:
Equipment sales receivables	$7,376	$2,661
Equipment purchase accrual	$59,867	$32,705
Notes receivable from sale of assets	$2,762	$1,148
Non-cash financing activities:
Accrued deferred loan costs	$—	$75
Capital lease additions	$—	$13,808
Insurance premium note payable	$37	$—
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
As of March 31, 2014, the Company operated a national terminal network and a tractor fleet of approximately 18,400 units comprised of 13,300 tractors driven by company drivers and 5,100 owner-operator tractors, a fleet of 58,100 trailers, and 8,700 intermodal containers. The Company’s four reportable operating segments are Truckload, Dedicated, Central Refrigerated and Intermodal. In the first quarter of 2014, the Company reorganized its reportable segments to reflect management’s revised reporting structure of its lines of businesses following the integration of Central Refrigerated. In association with the operational reorganization, the operations of Central Refrigerated's Trailer on Flat Car (TOFC) business will be reported within the Company's Intermodal segment and the operations of Central Refrigerated's logistics business, third-party leasing, and other services provided to owner-operators will be reported in the Company's other non-reportable segment. All prior period historical results related to the above noted segment reorganization have been retrospectively recast.
In the opinion of management, the accompanying financial statements prepared in accordance with GAAP include all adjustments necessary for the fair presentation of the interim periods presented. These interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2013. Management has evaluated the effect on the Company’s reported financial condition and results of operations of events subsequent to March 31, 2014 through the issuance of the financial statements.
Note 2. Income Taxes
The effective tax rate for the three months ended March 31, 2014 was 38.5%, as expected. The effective tax rate for the three months ended March 31, 2013 was 32.7%, which is 5.8% percentage points lower than expected primarily due to Central Refrigerated’s pre-affiliated earnings that were taxed as an S-corporation prior to Swift’s acquisition.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of March 31, 2014 were $1.1 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company does not anticipate a decrease of unrecognized tax benefits during the next twelve months.
Certain of the Company’s subsidiaries are currently under examination by the Internal Revenue Service and various state jurisdictions for tax years ranging from 2008 through 2012. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Tax years 2009 through 2013 remain subject to examination.
Note 3. Investments
The following table presents the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s restricted investments as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Temporary Losses	Fair Value
U.S. corporate securities	$22,205	$6	$7	$22,204
Foreign corporate securities	1,512	—	—	1,512
Negotiable certificate of deposits	2,115	—	1	2,114
Total restricted investments	$25,832	$6	$8	$25,830

	December 31, 2013
	Cost or	Gross Unrealized		Estimated
	Amortized		Temporary	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$20,197	$2	$7	$20,192
Foreign corporate securities	3,502	—	—	3,502
Negotiable certificate of deposits	2,115	—	1	$2,114
Total restricted investments	$25,814	$2	$8	$25,808
As of March 31, 2014, the contractual maturities of the restricted investments were one year or less. There were 13 securities and 15 securities that were in an unrealized loss position for less than twelve months as of March 31, 2014 and December 31, 2013, respectively.
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

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

For impaired debt securities that do not meet this criteria, the Company determines if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security’s amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of accumulated other comprehensive income (OCI). The Company did not recognize any impairment losses for the three months ended March 31, 2014 and 2013, respectively.
Note 4. Intangible Assets
Intangible assets as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Customer Relationship:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(143,818)	(139,614)
Trade Name:
Gross carrying value	181,037	181,037
Intangible assets, net	$312,543	$316,747
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
The following table presents amortization of intangibles for the three months ended March 31, 2014 and 2013, related to intangible assets recognized in conjunction with the 2007 going private transaction and the previous intangible assets existing prior to the 2007 going private transaction (in thousands):

	Three Months Ended March 31,
	2014	2013
Amortization of intangible assets related to 2007 going private transaction	$3,912	$3,912
Amortization of intangible assets related to intangible assets existing prior to the 2007 going private transaction	292	292
Amortization of intangibles	$4,204	$4,204
Note 5. Assets Held for Sale
Assets held for sale as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Land and facilities	$14,646	$14,627
Revenue equipment	3,743	4,641
Assets held for sale	$18,389	$19,268
As of March 31, 2014 and December 31, 2013, assets held for sale are carried at the lower of depreciated cost or estimated fair value less expected selling costs. The Company expects to sell these assets within the next twelve months.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Note 6. Debt and Financing Transactions
Other than the Company’s accounts receivable securitization as discussed in Note 7 and its outstanding capital lease obligations as discussed in Note 8, the Company had long-term debt outstanding as of March 31, 2014 and December 31, 2013 as follows (in thousands):

	March 31, 2014	December 31, 2013
Senior secured first lien term loan B-1 tranche due December 2016	$229,000	$229,000
Senior secured first lien term loan B-2 tranche due December 2017	400,000	410,000
Senior second priority secured notes due November 15, 2018, net of $5,582 and $6,175 OID as of March 31, 2014 and December 31, 2013, respectively	470,663	493,825
Other	12,983	15,290
Central Debt
Various notes payable to financing companies, due dates through May 2015, secured by revenue equipment	2,007	2,190
Total	1,114,653	1,150,305
Less: current portion	20,235	11,387
Long-term debt	$1,094,418	$1,138,918
The credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Central Refrigerated Transportation, Inc. and its subsidiaries, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary. As of March 31, 2014 and December 31, 2013, the balance of deferred loan costs was $8.1 million and $8.9 million, respectively, and is reported in Other assets in the Company’s consolidated balance sheets.
Senior Secured Credit Facility
On March 7, 2013, the Company entered into a Second Amended and Restated Credit Agreement (the “2013 Agreement”) replacing its previous Amended and Restated Credit Agreement dated March 6, 2012 (the “2012 Agreement”). The 2013 Agreement replaced the previous first lien term loan B-1 and B-2 tranches with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term B-1 and B-2 tranches with balances of $250.0 million and $410.0 million, respectively. In addition, the 2013 Agreement reduced the interest rate applicable to the first lien term loan B-1 tranche to the LIBOR rate plus 2.75% with no LIBOR floor, down from the LIBOR rate plus 3.75% with no LIBOR floor, and reduced the interest rate applicable to the first lien term loan B-2 tranche to the LIBOR rate plus 3.00% with a 1.00% LIBOR floor, down from the LIBOR rate plus 3.75% with a 1.25% LIBOR floor. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million for the three months ended March 31, 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement. As of March 31, 2014, interest accrues at 2.90% and 4.00% on the Company’s first lien term loan B-1 and B-2 tranches, respectively.
As of March 31, 2014, the Company had no outstanding borrowings under the $400.0 million revolving line of credit with a maturity date of September 21, 2016, and the Company had outstanding letters of credit under this facility primarily for workers’ compensation and self-insurance liability purposes totaling $108.5 million, leaving $291.5 million available under the revolving line of credit. The applicable rate on the revolving credit facility ranges from 3.00% to 3.25% for LIBOR based borrowings and letters of credit ranges from 2.00% to 2.25% for Base Rate borrowings, depending on the Company’s consolidated leverage ratio. Additionally, the commitment fee for the unused portion of the revolving credit facility ranges 0.25% to 0.50%, depending on the Company’s consolidated leverage ratio. As of March 31, 2014, interest accrues at 3.00% and 0.44% on the outstanding letters of credit and unused portion, respectively, on the revolving line of credit.
Senior Second Priority Secured Notes
In December 2010, Swift Services Holdings, Inc., a wholly owned subsidiary, completed a private placement of senior second priority secured notes totaling $500.0 million face value which mature in November 2018 and bear interest at 10.00% (the “senior notes”). The Company received proceeds of $490.0 million, net of a $10.0 million original issue discount. In March 2014, the Company repurchased in an open market transaction at a price of 110.70%, $23.8 million face value of these notes with cash on hand. The Company paid total proceeds of $27.1 million, which included the principal amount, the premium and the accrued interest. These amounts and the related write-off of the unamortized original issue discount resulted in a loss on debt extinguishment of $2.9 million.
Central Debt
Central has approximately $2.0 million in various notes payable to financing companies secured by revenue equipment with due dates through May 2015.
Note 7. Accounts Receivable Securitization
In June 2013, Swift Receivables Company II, LLC, a Delaware limited liability company (“SRCII”), a wholly-owned bankruptcy-remote special purpose subsidiary, entered into an Amended and Restated Receivables Sale Agreement (the “2013 RSA”) with unrelated financial entities (the “Purchasers”) to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. Pursuant to the 2013 RSA, the Company’s receivable originator subsidiaries will sell all of their eligible accounts receivable to SRCII, which in turn sells a variable percentage ownership interest in its accounts receivable to the Purchasers. The 2013 RSA provides for up to $325.0 million in borrowing capacity. The 2013 RSA terminates on July 13, 2016 and is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. Outstanding balances under the 2013 RSA accrue program fees generally at commercial paper rates plus 95 basis points and unused capacity is subject to an unused commitment fee of 35 basis points. Pursuant to the 2013 RSA, collections on the underlying receivables by the Company are held for the benefit of SRCII and the Purchasers in the facility and are unavailable to satisfy claims of the Company and its subsidiaries. The facility qualifies for treatment as a secured borrowing under Topic 860, Transfers and Servicing, and as such, outstanding amounts are carried on the Company’s consolidated balance sheets as a liability.
For the three months ended March 31, 2014 and 2013, the Company incurred program fees of $0.8 million and $0.8 million associated with the 2013 RSA and prior accounts receivable sale facility, respectively, which were recorded in interest expense in the Company's consolidated statements of income. As of March 31, 2014, the outstanding borrowing under the 2013 RSA was $259.0 million against a total available borrowing base of $317.7 million, leaving $58.7 million available. As of December 31, 2013, the outstanding borrowing under the 2013 RSA was $264.0 million against a total available borrowing base of $300.8 million.
Note 8. Capital Leases
The Company leases certain revenue equipment under capital leases. The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. The Company is obligated to pay the balloon payments at the end of the leased term whether or not it receives the proceeds of the contracted residual values from the respective manufacturers. Certain leases contain renewal or fixed price purchase options. As of March 31, 2014 and December 31, 2013, the present value of obligations under capital leases totaled $161.3 million and $171.5 million, of which the current portion was $60.4 million and $63.7 million, respectively. The leases are collateralized by revenue equipment with a cost of $267.6 million and accumulated amortization of $57.2 million as of March 31, 2014. The amortization of the equipment under capital leases is included in depreciation and amortization expense in the Company’s consolidated statements of income.
Note 9. Derivative Financial Instruments
In April 2011, as contemplated by the then existing credit facility, the Company entered into two forward-starting interest rate swap agreements with a notional amount of $350.0 million. These interest rate swaps were effective in January 2013 and have a maturity date of July 2015. On April 27, 2011 (“designation date”), the Company designated and qualified these interest rate swaps as cash flow hedges. Subsequent to the designation date, the effective portion of the changes in estimated fair value of the designated swaps was recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the hedged debt affects earnings, which hedged interest accruals began in January 2013. As of December 31, 2013, changes in estimated fair value of the designated interest rate swap agreements totaling $0.1 million, net-of-tax was reflected in accumulated OCI. Refer to Note 10 below for further discussion of the Company’s estimated fair value methodology.
The Company de-designated the hedges as of February 28, 2013 (“de-designation date”). Beginning on March 1, 2013, the effective portion of the change in fair value of interest rate swaps prior to the change (i.e., amounts previously recorded in accumulated OCI) have been and will continue to be amortized as derivative interest expense over the period of the originally designated hedged interest payments through July 2015. Following the de-designation date, changes in fair value of the interest rate swaps are immediately recognized in the consolidated statements of income as derivative interest expense.
The following table presents the changes in fair value, pre-tax of derivatives designated as cash flow hedges had on accumulated OCI and earnings (in thousands):

	Three Months Ended March 31,
	2014	2013
Amount of loss recognized in OCI on derivatives (effective portion)	$—	$319
Amount of loss reclassified from accumulated OCI into income as “Derivative interest expense” (effective portion)	$(1,314)	$(491)
The following tables presents information about pre-tax gains and losses recognized in earnings on the Company’s interest rate derivative contracts that were de-designated on February 28, 2013 as hedging instruments under ASC Topic 815, is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Amount of loss recognized in income as “Derivative interest expense”	$(339)	$(71)
As of March 31, 2014, $6.8 million of pre-tax deferred losses on derivatives in accumulated OCI is expected to be reclassified to earnings within the next twelve months.
Note 10. Fair Value Measurement
Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. As the fair value is estimated at March 31, 2014 and December 31, 2013, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
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
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Restricted investments	$25,832	$25,830	$25,814	$25,808
Financial Liabilities:
Senior secured first lien term loan B-1 tranche (2013 Agreement)	229,000	229,916	229,000	230,031
Senior secured first lien term loan B-2 tranche (2013 Agreement)	400,000	403,200	410,000	412,358
Senior second priority secured notes	470,663	518,318	493,825	549,059
Securitization of accounts receivable	259,000	259,000	264,000	264,000
Central Financial Liabilities:
Various notes payables to financing companies, due dates through May 2015, secured by revenue equipment	2,007	2,007	2,190	2,190
The carrying amounts shown in the table (other than the restricted investments, and the securitization of accounts receivable) are included in the consolidated balance sheets in long-term debt and obligations under capital leases. The estimated fair values of the financial instruments shown in the above table as of March 31, 2014 and December 31, 2013, represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.
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
Securitization of Accounts Receivable
The Company’s securitization of accounts receivable consists of borrowings outstanding pursuant to the Company’s 2013 RSA as of March 31, 2014 and December 31, 2013, respectively, as discussed in Note 7. Its fair value is estimated by discounting future cash flows using a discount rate commensurate with the uncertainty involved.
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

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company will measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the estimated fair value measurement in its entirety. Following is a brief summary of the Company’s classification within the fair value hierarchy of each major category of assets and liabilities that it measures and reports on its consolidated balance sheets at estimated fair value on a recurring basis as of March 31, 2014:

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

Recurring Fair Value Measurements
As of March 31, 2014 and December 31, 2013, no assets of the Company were measured at estimated fair value on a recurring basis. As of March 31, 2014 and December 31, 2013, information about inputs into the estimated fair value measurements of each major category of the Company’s liabilities that were measured at estimated fair value on a recurring basis in periods subsequent to their initial recognition was as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2014
Interest rate swaps	$10,660	$—	$10,660	$—
As of December 31, 2013
Interest rate swaps	$11,768	$—	$11,768	$—
Nonrecurring Fair Value Measurements
As of March 31, 2014 and December 31, 2013, no assets or liabilities of the Company were measured at estimated fair value on a nonrecurring basis.
Note 11. Earnings per Share
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Net income	$12,305	$30,292
Basic:
Weighted average common shares outstanding	140,981	139,686
Diluted:
Dilutive effect of stock options	2,037	1,573
Total weighted average diluted shares outstanding	143,018	141,259
Anti-dilutive shares excluded from the diluted earnings per share calculation (1)	—	507
Earnings per share:
Basic earnings per share	$0.09	$0.22
Diluted earnings per share	$0.09	$0.21

(1)
Impact of outstanding options to purchase shares of the Company’s Class A common stock were anti-dilutive because the options exercise price was greater than the average market price of the common shares and were excluded from the calculation of diluted earnings per share.

As of March 31, 2014 and 2013, there were 4,790,632 and 5,860,108 options outstanding, respectively.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Note 12. Contingencies
The Company is involved in certain claims and pending litigation primarily arising in the normal course of business. The majority of these claims relate to workers' compensation, auto collision and liability, and physical damage and cargo damage. The Company expenses legal fees as incurred and accrues for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on the Company. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold.
For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals; and/or (v) there are significant factual issues to be resolved. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.
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
Owner-operator misclassification class action litigation
On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL:Virginia VanDusen, John Doe 1 and Joseph Sheer individually and on behalf of all other similarly situated persons v. Swift Transportation Co., Inc., and Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 9-CIV-10376 filed in the United States District Court for the Southern District of New York, or the Sheer Complaint. The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act, or FLSA, and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 200 other current or former owner-operators have joined this lawsuit. Upon Swift’s motion, the matter has been transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, the plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On September 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The District Court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The District Court also denied plaintiff’s request to arbitrate the matter as a class.
The plaintiff filed a petition for a writ of mandamus to the Ninth Circuit Court of Appeals asking that the District Court’s September 30, 2010 order be vacated. On July 27, 2011, the Ninth Circuit Court of Appeals denied the plaintiff’s petition for writ of mandamus and thereafter the District Court denied plaintiff’s motion for reconsideration and certified its September 30, 2010 order. The plaintiffs filed an interlocutory appeal to the Ninth Circuit Court of Appeals to overturn the District Court’s September 30, 2010 order to compel arbitration alleging that the agreement to arbitrate is exempt from arbitration under Section 1 of the Federal Arbitration Act (“FAA”) because the class of plaintiffs are alleged

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

to be employees exempt from arbitration agreements. On November 6, 2013, the Ninth Circuit Court of Appeals reversed and remanded, stating its prior published decision “expressly held that a district court must determine whether an agreement for arbitration is exempt from arbitration under Section 1 of the FAA as a threshold matter". As a consequence of this determination by the ninth Circuit Court of Appeals being different from a decision of the Eighth Circuit Court of Appeals on a similar issue, on February 4, 2014, the Company filed a petition for writ of certiorari to the U.S. Supreme Court to address the following legal question: where transportation workers engaged in interstate commerce have contracted to arbitrate questions of arbitrability, in addition to disputes relating to the relationship created by the parties’ agreement, must the district court determine whether the contract is an employment contract exempt from Section 1 of the Federal Arbitration Act or must the arbitrator do so? The Company intends to vigorously defend against any proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
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
California and Oregon minimum wage class action
On July 12, 2011, a class action lawsuit was filed by Simona Montalvo on behalf of herself and all similarly situated persons against Swift Transportation: Montalvo et al. v. Swift Transportation Corporation d/b/a ST Swift Transportation Corporation in the Superior Court of California, County of San Diego, or the Montalvo Complaint. The Montalvo Complaint was removed to federal court on August 15, 2011, case number 3-11-CV-1827-L. Upon petition by plaintiffs, the matter was remanded to state court and the Company filed an appeal to this remand, which appeal has been denied. The putative class includes employees alleging that candidates for employment within the four year statutory period in California were not paid the state mandated minimum wage during their orientation phase. On July 29, 2013, the court certified the class. The Company appealed the class certification and the remand to state court but on April 10, 2014, the Company’s appeal of class certification was denied.
The Company intends to vigorously defend against the merits of this matter. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Washington overtime class action
On September 9, 2011, a class action lawsuit was filed by Troy Slack on behalf of himself and all similarly situated persons against Swift Transportation: Troy Slack, et al v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Corporation in the State Court of Washington, Pierce County, or the Slack Complaint. The Slack Complaint was removed to federal court on October 12, 2011, case number 11-2-114380. The putative class includes all current and former Washington State based employee drivers during the three year statutory period alleging that they were not paid overtime in accordance with Washington State law and that they were not properly paid for meals and rest periods. On November 23, 2013 the court entered an order on plaintiffs' motion to certify the class. The court only certified the class as it pertains to dedicated route drivers and did not certify any other class or claims including any class related to over the road drivers (“OTR Drivers”). The court also further limited the class of dedicated drivers to only those dedicated drivers that either begin or end their shift in the state of Washington and therefore is a Washington based employee. Swift is appealing the limited certification of the Washington dedicated drivers.
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
Virginia FCRA class action
On July 23, 2013, a class action lawsuit was filed by James Ellis III on behalf of himself and all similarly situated persons against Swift Transportation of Arizona, LLC; James Ellis III v. Swift Transportation of Arizona, LLC (“Swift Arizona”) in the United States District Court,

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Eastern District of Virginia, Civil Action No. 3:13-CV-00473-JAG, or the Ellis Complaint. Mr. Ellis, an applicant for a driver position, has alleged that the Swift’s disclosures regarding criminal background checks did not comply with the Fair Credit Reporting Act (“FCRA”). The class action seeks to certify the FCRA claims as a class action, and in that regard Mr. Ellis is seeking to represent a class of applicants from North Carolina, South Carolina, Virginia, Maryland, and West Virginia over the five year period preceding the filing. Swift has answered the complaint denying the allegations including the allegations that a class should be certified. On February 5, 2014, the plaintiff's filed a motion for leave to file a first amended complaint to add plaintiff representatives and expand the class from the original five states to a nationwide class. A mediation on February 26, 2014 resulted in the parties reaching a settlement of all claims. The amount of the settlement is immaterial and is covered by Swift's employment practices and liability insurance (“EPLI”). Swift is responsible for the deductible on this EPLI policy against which a percentage Swift’s payment of legal expenses have already been credited leaving an immaterial balance to be paid for the deductible.
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
Utah collective and individual arbitration
On June 1, 2012, a collective and class action complaint was filed by Gabriel Cilluffo, Kevin Shire and Bryan Ratterree individually and on behalf of themselves and all similarly situated persons against Central Refrigerated Services, Inc., Central Leasing, Inc., Jon Isaacson, and Jerry Moyes (“Central”): Gabriel Cilluffo, Kevin Shire and Bryan Ratterree individually and on behalf themselves and all similarly situated persons v. Central Refrigerated Services, Inc., Central Leasing, Inc., Jon Isaacson, and Jerry Moyes in the United States District Court for the Central District of California, Case No. ED CV 12-00886, or the Cilluffo Complaint. The putative class involves owner-operators alleging that Central misclassified owner-operators as independent contractors in violation of the FLSA, and that such owner-operators should be considered employees. The lawsuit also raises a claim of forced labor and state law contractual claims. On September 24, 2012, the California District Court ordered that FLSA claim proceed to collective arbitration under the Utah Uniform Arbitration Act (“UUAA”) and not the Federal Arbitration Act (“FAA”). The September 24, 2012 order directed the arbitrator to determine the validity of proceeding as a collective arbitration under the UAA, and then if the arbitrator determines that such collective action is permitted, then the arbitrator is to consider the plaintiff’s FLSA claim. On November 8, 2012, the California District Court entered a clarification order clarifying that the plaintiff’s FLSA claim was to proceed to collective arbitration under the UUAA, but the plaintiff’s forced labor claim and state law contractual claims were to proceed as individual arbitrations for those plaintiffs seeking to pursue those specific claims. Central filed a motion for reconsideration and a motion for interlocutory appeal of the California District Court’s orders, both of which were denied and the claims are proceeding to collective and individual arbitration as originally ordered. On December 9, 2013 the arbitrator determined that the issue of misclassification as it relates to the FLSA will proceed as a collective arbitration, however the plaintiffs forced labor claim and state law claims of contractual misrepresentation and breach of contract must proceed on an individual arbitration basis and not as a class.
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
The issue of class certification must first be resolved before before the court will address the merits of the case, and we retain all of our defenses against liability and damages pending a determination of class certification. Central intends to vigorously defend against certification of the class as well as the merits of this matter should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
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
2013 Environmental Incident
On May 14, 2013, a Swift Transportation tractor and trailer was involved in an accident in Bridgeport, California that resulted in fuel and other liquid components being released into the ground and a nearby stream. Based on soil and water testing of the impacted area, the Company expects the range of cost to remediate this release is $0.3 million to $0.5 million.
Other environmental
Our tractors and trailers are involved in motor vehicle accidents, experience damage, mechanical failures and cargo issues as an incidental part of our normal ordinary course of operations.  From time to time these matters result in the discharge of diesel fuel, motor oil or other hazardous materials into the environment.  Depending on local regulations and who is determined to be at fault, we are sometimes responsible for the clean-up costs associated with these discharges.  As of March 31, 2014, we estimate our total legal liability for all such clean-up and remediation costs to be approximately $0.6 million in the aggregate for all current and prior year claims.
Note 13. Segment information
The Company’s four reportable operating segments are Truckload, Dedicated, Central Refrigerated and Intermodal. In the first quarter of 2014, the Company reorganized its reportable segments to reflect management’s revised reporting structure of its lines of businesses following the integration of Central Refrigerated. In association with the operational reorganization, the operations of Central Refrigerated's TOFC business will be reported within the Company's Intermodal segment and the operations of Central Refrigerated's logistics business, third-party leasing, and other services provided to owner-operators will be reported in the Company's other non-reportable segment. All prior period historical results related to the above noted segment reorganization have been retrospectively recast.

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

•
Central Refrigerated. The Central Refrigerated segment is primarily shipments for customers that require temperature-controlled trailers and represents the core operations of Central Refrigerated. These shipments include one-way movements over irregular routes and dedicated truck operations.

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
The Company’s foreign operations total revenue was less than 5.0% of the Company’s total revenue for the three months ended March 31, 2014 and 2013, respectively.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Set forth in the tables below is certain financial information with respect to the Company’s reportable segments (in thousands):

	Operating Revenue
	Three Months Ended March 31,
	2014	2013
Truckload	$553,057	$559,595
Dedicated	193,653	179,226
Central Refrigerated	106,763	106,402
Intermodal	91,313	83,264
Subtotal	944,786	928,487
Nonreportable segments	75,666	72,057
Intersegment eliminations	(12,006)	(18,936)
Consolidated operating revenue	$1,008,446	$981,608

	Operating Income (Loss)
	Three Months Ended March 31,
	2014	2013
Truckload	$31,907	$42,403
Dedicated	11,530	18,954
Central Refrigerated	2,420	4,721
Intermodal	(926)	(1,604)
Subtotal	44,931	64,474
Nonreportable segments	1,239	5,244
Consolidated operating income	$46,170	$69,718

	Depreciation and Amortization Expense
	Three Months Ended March 31,
	2014	2013
Truckload	$30,245	$30,993
Dedicated	12,405	10,505
Central Refrigerated	3,106	3,978
Intermodal	2,368	2,427
Subtotal	48,124	47,903
Nonreportable segments	8,051	6,967
Consolidated depreciation and amortization expense	$56,175	$54,870
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
Note 14. Accumulated Other Comprehensive Income
The following table is a reconciliation of accumulated other comprehensive income by component (in thousands):

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

	Derivative Financial Instruments	Foreign Currency Transactions	Accumulated Other Comprehensive Income
Balance as of December 31, 2013	$(6,245)	$83	$(6,162)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss	808	—	808
Net current-period other comprehensive income	808	—	808
Balance as of March 31, 2014	$(5,437)	$83	$(5,354)
All amounts are net-of-tax. Amounts in parenthesis indicate debits.
The following table presents details about reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
	2014	2013	Statement of Income Classifications
Gains and losses on cash flow hedging:
Interest rate swaps	$1,314	$491	Derivative interest expense
Income tax benefit	(506)	(191)	Income tax expense
	$808	$300	Net income
Note 15. Subsequent Events
On April 2, 2014, the Company repurchased in an open market transaction at a price of 110.30%, $15.4 million face value of its senior second priority secured notes with cash on hand. The Company paid total proceeds of $17.6 million, which included the principal amount, the premium and the accrued interest.
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
Pursuant to the terms of the Indenture governing the senior second priority secured notes, the guarantees are full and unconditional, but are subject to release under the following circumstances:
• in connection with any sale, disposition or transfer of all or substantially all of the assets to a person that is not the parent Company or a subsidiary guarantor;
• in connection with any sale, disposition or transfer of all of the capital stock of that subsidiary guarantor to a person that is not the parent, the Company or a subsidiary guarantor;
• if the Company designates any restricted subsidiary that is a subsidiary guarantor to be an Unrestricted Subsidiary,
• upon legal Defeasance or the discharge of the Company's obligation under the Indenture; or
• at such time as such subsidiary guarantor does not have any indebtedness that would have required a guarantee.
Although the guarantees are subject to release under the above described circumstances, we have concluded they are still deemed full and unconditional for purposes of Rule 3-10 of Regulation S-X because these circumstances are customary, and accordingly, the Company concluded that it may rely on Rule 3-10 of Regulation S-X, as the other requirements of Rule 3-10 have been met.
The condensed financial statements present condensed financial data for (i) Swift Transportation Company (on a parent only basis), (ii) Swift Services Holdings, Inc. (on an issuer only basis), (iii) the combined Guarantor Subsidiaries, (iv) the combined Non-Guarantor Subsidiaries, (v) an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and (vi) the parent company and subsidiaries on a consolidated basis as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013.
Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating balance sheet as of March 31, 2014 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Cash and cash equivalents	$—	$—	$40,771	$5,327	$—	$46,098
Restricted cash	—	—	—	47,012	—	47,012
Restricted investments, held to maturity, amortized cost				25,832	—	25,832
Accounts receivable, net	—	—	32,018	427,229	(4,538)	454,709
Intercompany receivable	106,494	379,169	—	57,536	(543,199)	—
Other current assets	18,626	—	126,263	17,124	(1,144)	160,869
Total current assets	125,120	379,169	199,052	580,060	(548,881)	734,520
Property and equipment, net	—	—	1,429,759	39,012	—	1,468,771
Investment in subsidiaries	253,590	874,674	978,711	—	(2,106,975)	—
Other assets	11,206	2,176	115,208	4,312	(81,976)	50,926
Intangible assets, net	—	—	303,081	9,462	—	312,543
Goodwill	—	—	246,977	6,279	—	253,256
Total assets	$389,916	$1,256,019	3,272,788	$639,125	$(2,737,832)	$2,820,016
Intercompany payable	67	1,144	543,199	—	(544,410)	—
Current portion of long-term debt and obligations under capital leases	4,239	—	72,457	73,472	(69,549)	80,619
Other current liabilities	2,334	17,998	335,455	28,004	(4,471)	379,320
Total current liabilities	6,640	19,142	951,111	101,476	(618,430)	459,939
Long-term debt and obligations under capital leases, less current portion	—	470,663	720,511	4,903	(772)	1,195,305
Deferred income taxes	—	—	472,967	8,378	(11,655)	469,690
Securitization of accounts receivable	—	—	—	259,000	—	259,000
Other liabilities	—	—	81,108	52,721	—	133,829
Total liabilities	6,640	489,805	2,225,697	426,478	(630,857)	2,517,763
Total stockholders’ equity	383,276	766,214	1,047,091	212,647	(2,106,975)	302,253
Total liabilities and stockholders’ equity	$389,916	$1,256,019	$3,272,788	$639,125	$(2,737,832)	$2,820,016

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating balance sheet as of December 31, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Cash and cash equivalents	$—	$—	$54,564	$4,614	$—	$59,178
Restricted cash	—	—	—	50,833	—	50,833
Restricted investments, held to maturity, amortized cost	—	—	—	25,814	—	25,814
Accounts receivable, net	—	—	28,997	394,044	(4,605)	418,436
Intercompany receivable	85,498	400,569	—	55,799	(541,866)	—
Other current assets	37,022	—	127,775	16,270	(1,296)	179,771
Total current assets	122,520	400,569	211,336	547,374	(547,767)	734,032
Property and equipment, net	—	—	1,407,414	40,393	—	1,447,807
Investment in subsidiaries	239,432	870,599	983,289	—	(2,093,320)	—
Other assets	11,780	2,355	83,967	4,639	(45,575)	57,166
Intangible assets, net	—	—	307,092	9,655	—	316,747
Goodwill	—	—	246,977	6,279	—	253,256
Total assets	$373,732	$1,273,523	$3,240,075	$608,340	$(2,686,662)	$2,809,008
Intercompany payable	$—	$1,296	$542,772	$—	$(544,068)	$—
Current portion of long-term debt and obligations under capital leases	$6,036	$—	$64,970	$36,626	$(32,576)	$75,056
Other current liabilities	2,281	6,389	277,921	27,170	(4,449)	309,312
Total current liabilities	8,317	7,685	885,663	63,796	(581,093)	384,368
Long-term debt and obligations under capital leases, less current portion	—	493,825	747,918	5,046	(25)	1,246,764
Deferred income taxes	—	—	487,670	8,754	(12,224)	484,200
Securitization of accounts receivable	—	—	—	264,000	—	264,000
Revolving line of credit	—	—	17,000	—	—	17,000
Other liabilities	—	—	73,774	55,315	—	129,089
Total liabilities	8,317	501,510	2,212,025	396,911	(593,342)	2,525,421
Total stockholders’ equity	365,415	772,013	1,028,050	211,429	(2,093,320)	283,587
Total liabilities and stockholders’ equity	$373,732	$1,273,523	$3,240,075	$608,340	$(2,686,662)	$2,809,008

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of income for the three months ended March 31, 2014 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Operating revenue	$—	$—	$988,993	$38,522	$(19,069)	$1,008,446
Operating expenses:
Salaries, wages and employee benefits	1,061	—	220,534	7,771	—	229,366
Operating supplies and expenses	684	—	76,275	6,628	(2,762)	80,825
Fuel	—	—	149,132	6,890	—	156,022
Purchased transportation	—	—	329,512	2,457	(12,800)	319,169
Rental expense	—	—	50,992	890	(163)	51,719
Insurance and claims	1,715	—	34,935	9,142	(3,344)	42,448
Depreciation and amortization of property and equipment	—	—	54,768	1,407	—	56,175
Amortization of intangibles	—	—	4,011	193	—	4,204
Gain on disposal of property and equipment	—	—	(3,159)	—	—	(3,159)
Communication and utilities	—	—	6,880	290	—	7,170
Operating taxes and licenses	—	—	15,517	2,820	—	18,337
Total operating expenses	3,460	—	939,397	38,488	(19,069)	962,276
Operating income (loss)	(3,460)	—	49,596	34	—	46,170
Interest expense, net	30	12,781	9,944	1,357	—	24,112
Other (income) expenses, net	(14,156)	(1,163)	6,775	(3,062)	13,655	2,049
Income before income taxes	10,666	(11,618)	32,877	1,739	(13,655)	20,009
Income tax expense (benefit)	(1,639)	(5,819)	14,645	517	—	7,704
Net income (loss)	$12,305	$(5,799)	$18,232	$1,222	$(13,655)	$12,305

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of income for the three months ended March 31, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Operating revenue	$—	$—	$963,742	$38,626	$(20,760)	$981,608
Operating expenses:
Salaries, wages and employee benefits	545	—	218,721	7,219	—	226,485
Operating supplies and expenses	499	—	70,337	2,989	(1,758)	72,067
Fuel	—	—	161,858	6,258	—	168,116
Purchased transportation	—	—	301,651	2,977	(12,472)	292,156
Rental expense	—	—	39,890	921	(188)	40,623
Insurance and claims	—	—	26,731	11,149	(6,342)	31,538
Depreciation and amortization of property and equipment	—	—	53,830	1,040	—	54,870
Amortization of intangibles	—	—	4,011	193	—	4,204
Gain on disposal of property and equipment	—	—	(2,833)	(15)	—	(2,848)
Communication and utilities	—	—	6,368	197	—	6,565
Operating taxes and licenses	—	—	15,450	2,664	—	18,114
Total operating expenses	1,044	—	896,014	35,592	(20,760)	911,890
Operating income (loss)	(1,044)	—	67,728	3,034	—	69,718
Interest expense, net	—	12,913	12,348	1,072	—	26,333
Other (income) expenses, net	(23,499)	(6,947)	(532)	(2,366)	31,750	(1,594)
Income (loss) before income taxes	22,455	(5,966)	55,912	4,328	(31,750)	44,979
Income tax expense (benefit)	(886)	(4,790)	18,515	1,848	—	14,687
Net income (loss)	$23,341	$(1,176)	$37,397	$2,480	$(31,750)	$30,292

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the three months ended March 31, 2014 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net income	$12,305	$(5,799)	$18,232	$1,222	$(13,655)	$12,305
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	1,314	—	—	1,314
Change in fair value of interest rate swaps	—	—	—	—	—	—
Other comprehensive income before income taxes	—	—	1,314	—	—	1,314
Income tax effect of items of other comprehensive income	—	—	(506)	—	—	(506)
Total comprehensive income	$12,305	$(5,799)	$19,040	$1,222	$(13,655)	$13,113

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the three months ended March 31, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net income (loss)	$23,341	$(1,176)	$37,397	$2,480	$(31,750)	$30,292
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	491	—	—	491
Change in fair value of interest rate swaps	—	—	(319)	—	—	(319)
Other comprehensive income before income taxes	—	—	172	—	—	172
Income tax effect of items of other comprehensive income	—	—	26	—	—	26
Total comprehensive income (loss)	$23,341	$(1,176)	$37,595	$2,480	$(31,750)	$30,490

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of cash flows for the three months ended March 31, 2014 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net cash provided by (used in) operating activities	$18,299	$(21,400)	$113,879	$(34,621)	$—	$76,157
Cash flows from investing activities:
Decrease in restricted cash	—	—	—	3,821	—	3,821
Change in restricted investments	—	—	—	(164)	—	(164)
Proceeds from sale of property and equipment	—	—	28,428	—	—	28,428
Capital expenditures	—	—	(60,033)	(25)	—	(60,058)
Payments received on notes receivable		—	1,553	—	—	1,553
Expenditures on assets held for sale	—	—	(1,521)	—	—	(1,521)
Payments received on assets held for sale	—	—	2,269	—	—	2,269
Payments received on equipment sale receivables	—	—	469	—	—	469
Net cash used in investing activities	—	—	(28,835)	3,632	—	(25,203)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(1,797)	—	(43,705)	(1,024)	—	(46,526)
Net (repayments) borrowings on revolving line of credit	—	—	(17,000)	—	—	(17,000)
Repayment of accounts receivable securitization	—	—	—	(5,000)	—	(5,000)
Net funding (to) from affiliates	(20,994)	21,400	(38,132)	37,726	—	—
Proceeds from exercise of stock options	3,414	—	—	—	—	3,414
Income tax benefit from exercise of stock options	1,078	—	—	—	—	1,078
Net cash provided by (used in) financing activities	(18,299)	21,400	(98,837)	31,702	—	(64,034)
Net (decrease) increase in cash and cash equivalents	—	—	(13,793)	713	—	(13,080)
Cash and cash equivalents at beginning of period	—	—	54,564	4,614	—	59,178
Cash and cash equivalents at end of period	$—	$—	$40,771	$5,327	$—	$46,098

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

 Condensed consolidating statement of cash flows for the three months ended March 31, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net cash provided by (used in) operating activities	$5,363	$4,817	$119,287	$(18,665)	$—	$110,802
Cash flows from investing activities:
Decrease in restricted cash	—	—	—	6,211	—	6,211
Change in restricted investments	—	—	—	(7,073)	—	(7,073)
Proceeds from sale of property and equipment	—	—	14,286	40	—	14,326
Capital expenditures	—	—	(61,756)	(39)	—	(61,795)
Payments received on notes receivable	—	—	1,034	—	—	1,034
Expenditures on assets held for sale	—	—	(833)	—	—	(833)
Payments received on assets held for sale	—	—	21,828	—	—	21,828
Payments received on equipment sale receivables	—	—	596	—	—	596
Dividends from subsidiary	—	—	(1,160)	—	1,160	—
Payments received on intercompany notes payable	—	—	3,315	—	(3,315)	—
Net cash used in investing activities	—	—	(22,690)	(861)	(2,155)	(25,706)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	—	—	(97,162)	(133)	—	(97,295)
Net (repayments) borrowings on revolving line of credit	—	—	7,407	—	—	7,407
Borrowings under accounts receivable securitization	—	—	—	56,000	—	56,000
Repayment of accounts receivable securitization	—	—	—	(56,000)	—	(56,000)
Proceeds from long-term debt	—	—	16,000	3,200	—	19,200
Payment of deferred loan costs	—	—	(1,257)	—	—	(1,257)
Distribution to Central stockholders, pre-acquisition	—	—	(386)	—	—	(386)
Issuance of Central loan receivable, pre-acquisition	—	—	(30,000)	—	—	(30,000)
Proceeds from exercise of stock options	2,875	—	—	—	—	2,875
Income tax benefit from exercise of stock options	(490)	—	—	—	—	(490)
Dividend to parent	—	—	—	1,160	(1,160)	—
Repayment of intercompany notes payable	—	—	—	(3,315)	3,315	—
Net funding (to) from affiliates	(7,748)	(4,817)	(4,382)	16,947	—	—
Net cash provided by (used in) financing activities	(5,363)	(4,817)	(109,780)	17,859	2,155	(99,946)
Net increase (decrease) in cash and cash equivalents	—	—	(13,183)	(1,667)	—	(14,850)
Cash and cash equivalents at beginning of period	—	—	43,877	9,719	—	53,596
Cash and cash equivalents at end of period	$—	$—	$30,694	$8,052	$—	$38,746

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2013.
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

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$1,008,446	$981,608
Less: Fuel surcharge revenue	191,447	197,057
Revenue xFSR	816,999	784,551
Total GAAP operating expense	962,276	911,890
Adjusted for:
Fuel surcharge revenue	(191,447)	(197,057)
Amortization of certain intangibles (a)	(3,912)	(3,912)
Adjusted operating expense	766,917	710,921
Adjusted operating income	$50,082	$73,630
Adjusted Operating Ratio	93.9%	90.6%
Operating Ratio	95.4%	92.9%

(a)	Amortization of certain intangibles reflects the non-cash amortization expense relating to certain intangible assets identified in our 2007 going private transaction.
We define adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") as net income (loss) plus (i) depreciation and amortization, (ii) interest and derivative interest expense, including other fees and charges associated with indebtedness, net of interest income, (iii) income taxes, (iv) non-cash equity compensation expense, (v) non-cash impairments, (vi) other special non-cash items, and (vii) excludable transaction costs. We believe that Adjusted EBITDA is a relevant measure for estimating the cash generated by our operations that would be available to cover capital expenditures, taxes, interest and other investments and that it enhances an investor’s understanding of our financial performance. We use Adjusted EBITDA for business planning purposes and in measuring our performance relative to that of our competitors. Our method of computing Adjusted EBITDA is consistent with that used in our senior secured credit agreement for covenant compliance purposes and may differ from similarly titled measures of other companies. A reconciliation of GAAP net income to Adjusted EBITDA for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Net income	$12,305	$30,292
Adjusted for:
Depreciation and amortization of property and equipment	56,175	54,870
Amortization of intangibles	4,204	4,204
Interest expense	23,225	26,362
Derivative interest expense	1,653	562
Interest income	(766)	(591)
Income tax expense	7,704	14,687
EBITDA	104,500	130,386
Non-cash equity compensation (a)	1,061	605
Loss on debt extinguishment (b)	2,913	5,044
Adjusted EBITDA	$108,474	$136,035

(a)
Represents recurring non-cash equity compensation expense on a pre-tax basis. In accordance with the terms of our senior credit agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.

(b)
In March 2014, the Company repurchased in an open market transaction at a price of 110.70%, $23.8 million principal amount of its Senior Second Priority Secured Notes with cash on hand. The Company paid total proceeds of $27.1 million, which included the principal amount, the premium and the accrued interest. These amounts and the related write-off of the unamortized original issue discount resulted in a loss on debt extinguishment of $2.9 million. On March 7, 2013, the Company entered into a Second Amended and Restated Credit Agreement (“2013 Agreement”). The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the Amended and Restated Credit Agreement (“2012 Agreement”) entered into on March 6, 2012, with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term loan B-1 and B-2 tranches with face values of $250.0 million and $410.0 million, respectively. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million in the first quarter of 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement.

We define Adjusted EPS as (1) income (loss) before income taxes plus (i) amortization of the intangibles from our 2007 going private transaction, (ii) non-cash impairments, (iii) other special non-cash items, (iv) excludable transaction costs, (v) the mark-to-market adjustment on our interest rate swaps that is recognized in the consolidated statement of income in a given period, and (vi) the amortization of previous losses recorded in accumulated other comprehensive income (“OCI”) related to interest rate swaps we terminated upon our IPO and refinancing transactions in December 2010; (2) reduced by income taxes; (3) divided by weighted average diluted shares outstanding. Beginning in 2013, we began using our GAAP expected effective tax rate of 38.5% for our adjusted EPS calculation. We believe the presentation of financial results excluding the impact of the items noted above provides a consistent basis for comparing our results from period to period and to those of our peers due to the non-comparable nature of the intangibles from our going-private transaction, the historical volatility of the interest rate derivative agreements and the non-operating nature of the impairment charges, transaction costs and other adjustment items. A reconciliation of GAAP diluted earnings per share to Adjusted EPS for each of the periods indicated is as follows (the numbers reflected in the below table are calculated on a per share basis and may not foot due to rounding):

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Diluted earnings per share	$0.09	$0.21
Adjusted for:
Income tax expense	0.05	0.10
Income before income taxes	0.14	0.32
Loss on debt extinguishment (a)	0.02	0.04
Amortization of certain intangibles (b)	0.03	0.03
Adjusted income before income taxes	0.19	0.38
Provision for income tax expense at effective rate	0.07	0.15
Adjusted EPS	$0.12	$0.24

(a)	Includes the items discussed in note (b) to the Adjusted EBITDA table above.

(b)	Includes the items discussed in note (a) to the Adjusted Operating Ratio table above.
Overview
We are a multi-faceted transportation services company and have the largest fleet of truckload equipment in North America. As of March 31, 2014, we operate a tractor fleet of approximately 18,400 units comprised of 13,300 tractors driven by company drivers and 5,100 owner-operator tractors, a fleet of 58,100 trailers, and 8,700 intermodal containers from 40 major terminals positioned near major freight centers and traffic lanes in the United States and Mexico. We offer customers the opportunity for “one-stop shopping” for their truckload transportation needs through a broad spectrum of services and equipment. Our extensive suite of services includes general, dedicated, and cross-border U.S./Mexico truckload services through dry van, temperature-controlled, flatbed, and specialized trailers, in addition to rail intermodal and non-asset based freight brokerage and logistics management services, making it an attractive choice for a broad array of customers.
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
The table below reflects our key operating and financial metrics for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands, except per share amounts)
Total operating revenue	$1,008,446	$981,608
Revenue xFSR	$816,999	$784,551
Net income	$12,305	$30,292
Diluted earnings per share	$0.09	$0.21
Operating Ratio	95.4%	92.9%
Adjusted Operating Ratio	93.9%	90.6%
Adjusted EBITDA	$108,474	$136,035
Adjusted EPS	$0.12	$0.24
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
Expenses
The most significant expenses in our business vary with miles traveled and include fuel, driver-related expenses (such as wages and benefits) and services purchased from owner-operators and other transportation providers, such as the railroads, drayage providers, and other trucking companies (which are recorded on the “Purchased transportation” line of our consolidated statements of income). Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety improvements, fleet age, efficiency, and other factors. Our main fixed costs are depreciation and lease expense of long-term assets, such as tractors, trailers, containers, and terminals, interest expense, and the compensation of non-driver personnel.
A significant portion of our expenses are either fully or partially variable based on the number of miles traveled, changes in weekly trucking revenue per tractor caused by increases or decreases in deadhead miles percentage, rate per mile and loaded miles have varying effects on our profitability. In general, changes in deadhead miles percentage have the largest proportionate effect on profitability because we still bear all of the expenses for each deadhead mile but do not earn any revenue to offset those expenses. Changes in rate per mile have the next largest proportionate effect on profitability because incremental improvements in rate per mile are not offset by any additional expenses. Changes in loaded miles generally have a smaller effect on profitability because variable expenses increase or decrease with changes in miles. However, items such as driver and owner-operator satisfaction and network efficiency are affected by changes in mileage and have significant indirect effects on expenses.
In general, our miles per tractor per week, rate per mile, and deadhead miles percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which factors are beyond our control, as well as by our service levels, planning, and discipline of our operations, over which we have significant control.

Results of Operations for the Three Months Ended March 31, 2014 and 2013
Factors Affecting Comparability between Periods
Three months ended March 31, 2014 results of operations
Net income for the three months ended March 31, 2014 was $12.3 million. Items during the 2014 period impacting comparability between the three months ended March 31, 2014 and the corresponding 2013 period include the following:

•
$3.1 million reduction in interest expense in 2014 as compared to 2013 resulting from the amendment of the senior credit facility in March 2013 and our voluntary debt prepayments made throughout 2013; and

•	$2.9 million loss on debt extinguishment resulting from the repurchase of our Senior Second Priority Secured Notes.
Three months ended March 31, 2013 results of operations
Net income for the three months ended March 31, 2013 was $30.3 million. Items during the 2013 period impacting comparability between the first quarter of 2013 and the corresponding 2014 period include the following:

•	$6.1 million gain on the sale of two properties classified as held for sale in the 2013 period; and

•	$5.0 million loss on debt extinguishment resulting from the replacement of our previous Amended and Restated Credit Agreement in the first quarter of 2013.
Results of Operations—Segment Review
We operate four reportable segments: Truckload, Dedicated, Central Refrigerated and Intermodal. The descriptions of the operations of these reportable segments are described in Note 13 in the notes to our consolidated financial statements. In the first quarter of 2014, the Company reorganized its reportable segments to reflect management's revised reporting structure of its lines of businesses following the integration of Central Refrigerated. In association with the operational reorganization, the operations of Central Refrigerated's Trailer on Flat Car business will be reported within the Company's Intermodal segment and the operations of Central Refrigerated's logistic business, third-party leasing, and other services provided to owner-operators will be reported in the Company's other non-reportable segment. The following tables reconcile our operating revenues and operating income by reportable segment to our consolidated operating revenue and operating income for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Operating revenue:
Truckload	$553,057	$559,595
Dedicated	193,653	179,226
Central Refrigerated	106,763	106,402
Intermodal	91,313	83,264
Subtotal	944,786	928,487
Nonreportable segments	75,666	72,057
Intersegment eliminations	(12,006)	(18,936)
Consolidated operating revenue	$1,008,446	$981,608
Operating income (loss):
Truckload	$31,907	$42,403
Dedicated	11,530	18,954
Central Refrigerated	2,420	4,721
Intermodal	(926)	(1,604)
Subtotal	44,931	64,474
Nonreportable segments	1,239	5,244
Consolidated operating income	$46,170	$69,718
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
Our main measure of productivity for our Truckload, Dedicated and Central Refrigerated reportable segments is weekly trucking revenue xFSR per tractor excluding fuel surcharge revenue (weekly trucking Revenue xFSR per tractor). Weekly trucking Revenue xFSR per tractor is affected by our loaded miles, which only include the miles driven when hauling freight, the size of our fleet (because available loads may be spread over fewer or more tractors), and the rates received for our services. We strive to increase our revenue per tractor by improving freight rates with our customers and hauling more loads with our existing equipment, effectively moving freight within our network, keeping tractors maintained and recruiting and retaining drivers as well as owner-operators.
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
We monitor weekly trucking Revenue xFSR per tractor, deadhead miles percentage, average tractors available, load count and average container count on a daily basis, and we measure Adjusted Operating Ratio on a monthly basis.
Truckload

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars and miles in thousands, except per tractor amounts)
Operating revenue	$553,057	$559,595
Operating income	$31,907	$42,403
Operating Ratio	94.2%	92.4%
Adjusted Operating Ratio	92.8%	90.4%
Weekly trucking Revenue xFSR per tractor	$3,225	$3,182
Total loaded miles	254,426	261,850
Deadhead miles percentage	11.7%	11.2%
Average tractors available for dispatch:
Company	7,151	7,494
Owner-Operator	3,484	3,291
Total	10,635	10,785
A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$553,057	$559,595
Less: Fuel surcharge revenue	111,648	118,339
Revenue xFSR	441,409	441,256
Total GAAP operating expense	521,150	517,192
Adjusted for:
Fuel surcharge revenue	(111,648)	(118,339)
Adjusted operating expense	409,502	398,853
Adjusted operating income	$31,907	$42,403
Adjusted Operating Ratio	92.8%	90.4%

Revenue
For the three months ended March 31, 2014, our Truckload segment operating revenue decreased by $6.5 million, or 1.2%, compared with the same period in 2013. During the first quarter of 2014, Truckload Revenue xFSR remained flat as compared to the first quarter of 2013. This consistency in Revenue xFSR was driven by a 3.0% increase in our Truckload Revenue xFSR per loaded mile driven by contractual rate increases, freight mix, and an increase in paid repositioning. The increase in tractor repositioning resulted in an increase in our deadhead percentage, although our unpaid miles were relatively consistent year over year. These rate increases were offset by a 2.8% decrease in loaded miles resulting from the severe winter weather during the first quarter of 2014.
Operating income
Truckload operating income decreased $10.5 million from the first quarter of 2013 to the first quarter of 2014, causing an increase in our Adjusted Operating Ratio to 92.8% during the three months ended March 31, 2014 compared with 90.4% during the same period in 2013. This increase in Adjusted Operating Ratio was driven primarily by increases in insurance and claims expense, other weather related items and higher equipment costs.
Dedicated

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands, except per tractor amounts)
Operating revenue	$193,653	$179,226
Operating income	$11,530	$18,954
Operating Ratio	94.0%	89.4%
Adjusted Operating Ratio	92.7%	86.9%
Weekly trucking Revenue xFSR per tractor	$3,173	$3,385
Average tractors available for dispatch:
Company	3,161	2,684
Owner-Operator	691	643
Total	3,852	3,327
A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$193,653	$179,226
Less: Fuel surcharge revenue	36,534	34,433
Revenue xFSR	157,119	144,793
Total GAAP operating expense	182,123	160,272
Adjusted for:
Fuel surcharge revenue	(36,534)	(34,433)
Adjusted operating expenses	145,589	125,839
Adjusted operating income	$11,530	$18,954
Adjusted Operating Ratio	92.7%	86.9%
Revenue
For the three months ended March 31, 2014, our Dedicated segment operating revenue increased $14.4 million, or 8.0% and our Revenue xFSR increased 8.5%, compared to the same period in 2013. This increase in Revenue xFSR was driven by new customer accounts added in the latter half of 2013 and the first quarter of 2014.
Operating income
Our Dedicated operating income decreased to $11.5 million for the three months ended March 31, 2014, compared to $19.0 million in the same period in 2013. Our Dedicated Adjusted Operating Ratio increased to 92.7% for the three months ended March 31, 2014 from 86.9% in the same period in 2013, which was primarily due to the increased insurance and claims expense referenced above, higher replacement costs of new equipment, start-up costs of new customer accounts, and severe winter weather in the first quarter of 2014. Additionally, the harsh winter weather combined with the staging of equipment to begin servicing new customer accounts caused our Weekly trucking Revenue xFSR per tractor to decrease 6.3% during the three months ended March 31, 2014, compared with the same period in 2013.

Central Refrigerated

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars and miles in thousands, except per tractor amounts)
Operating revenue	$106,763	$106,402
Operating income	$2,420	$4,721
Operating Ratio	97.7%	95.6%
Adjusted Operating Ratio	97.1%	94.2%
Weekly trucking Revenue xFSR per tractor	$3,235	$3,330
Total loaded miles	42,757	47,100
Deadhead miles percentage	14.0%	12.1%
Average tractors available for dispatch:
Company	1,057	998
Owner-Operator	955	907
Total	2,012	1,905
A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$106,763	$106,402
Less: Fuel surcharge revenue	23,177	24,850
Revenue xFSR	83,586	81,552
Total GAAP operating expense	104,343	101,681
Adjusted for:
Fuel surcharge revenue	(23,177)	(24,850)
Adjusted operating expenses	81,166	76,831
Adjusted operating income	$2,420	$4,721
Adjusted Operating Ratio	97.1%	94.2%
Revenue
For the three months ended March 31, 2014, our Central Refrigerated segment operating revenue remained relatively flat increasing $0.4 million, or 0.3%, compared with the same period in 2013. During the first quarter of 2014, our Central Refrigerated Revenue xFSR increased 2.5%, as compared to the first quarter of 2013. This increase in Revenue xFSR was driven primarily by a significant new dedicated customer added in June 2013 which has a much lower average length of haul, higher deadhead, and a much higher Revenue xFSR per loaded mile. This increased business was partially offset by lower volumes during the quarter primarily due to the severe winter weather and the conversion to Swift's system and processes in February 2014.
Operating income
Our Central Refrigerated segment operating income decreased $2.3 million from the first quarter of 2013 to the first quarter of 2014. This decrease in operating income caused our Adjusted Operating Ratio to increase to 97.1% during the three months ended March 31, 2014 compared with 94.2% in the same period in 2013. The 290 basis point increase in Adjusted Operating Ratio over the first quarter of 2013 was driven primarily by the severe winter weather, higher equipment costs, an increase in unmanned equipment, higher deadhead percentages and the challenges associated with the February 2014 system conversion.

Intermodal

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands, except per tractor amounts)
Operating revenue	$91,313	$83,264
Operating loss	$(926)	$(1,604)
Operating Ratio	101.0%	101.9%
Adjusted Operating Ratio	101.3%	102.5%
Average tractors available for dispatch:
Company	378	295
Owner-Operator	73	18
Total	451	313
Load count	38,603	35,639
Average container count	8,717	8,717
A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$91,313	$83,264
Less: Fuel surcharge revenue	18,364	18,011
Revenue xFSR	72,949	65,253
Total GAAP operating expense	92,239	84,868
Adjusted for:
Fuel surcharge revenue	(18,364)	(18,011)
Adjusted operating expenses	73,875	66,857
Adjusted operating loss	$(926)	$(1,604)
Adjusted Operating Ratio	101.3%	102.5%
Revenue
For the three months ended March 31, 2014, our Intermodal operating revenue increased $8.0 million, or 9.7%, compared to the same period in 2013. During the first quarter of 2014, our Intermodal Revenue xFSR grew 11.8% over the same period of 2013. This increase in Revenue xFSR was driven by a 3.2% increase in Revenue xFSR per load and a 8.3% increase in loads during the first quarter of 2014 compared to 2013.
Operating loss
Our Intermodal operating loss improved from $1.6 million in the first quarter of 2013 to $0.9 million in the first quarter of 2014. Correspondingly, our Intermodal Adjusted Operating Ratio improved to 101.3% during the three months ended March 31, 2014 from 102.5% in the same period in 2013, due primarily to improvements in our network, utilization of our equipment, and management of our dray costs. These improvements were partially offset by the adverse weather conditions during the quarter negatively impacting volumes and operational costs.
Other non-reportable segments

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Operating revenue	$75,666	$72,057
Operating income	$1,239	$5,244
Revenue
Our other non-reportable segment revenue is generated primarily by our logistics and brokerage services and revenue generated by our subsidiaries offering support services to customers and owner-operators, including shop repair and maintenance services, equipment leasing, and insurance. The main factors that impact our other non-reportable segment revenue are the demand for our brokerage and logistics services and the number of owner-operators leasing equipment and purchasing insurance coverage from our financing subsidiaries.
For the three months ended March 31, 2014, combined revenue from these services increased 5.0%, compared to the corresponding period in 2013. The increases for the first quarter were driven primarily by an increase in services provided to owner-operators compared to the same period in 2013.
Consolidated Operating Expense
Salaries, Wages and Employee Benefits

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Salaries, wages and employee benefits	$229,366	$226,485
% of Revenue xFSR	28.1%	28.9%
% of operating revenue	22.7%	23.1%
For the three months ended March 31, 2014, salaries, wages, and employee benefits increased by $2.9 million, or 1.3%, compared with the same period in 2013. The dollar increase was primarily a result of an increase in non-driver administrative staff and an increase in driver wages per mile, primarily driven by driver mix changes across our various segments. Specifically, we experienced growth in our dedicated business, which typically has a shorter length of haul and a higher driver wage per mile. These increases are partially offset by a 4.9% decrease in the number of miles driven by company drivers during the first quarter of 2014, compared to the same period in 2013.
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
Operating Supplies and Expenses

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Operating supplies and expenses	$80,825	$72,067
% of Revenue xFSR	9.9%	9.2%
% of operating revenue	8.0%	7.3%
For the three months ended March 31, 2014, operating supplies and expenses increased by $8.8 million, or 12.2%, compared with the same period in 2013. As a percentage of Revenue xFSR, operating supplies and expenses increased to 9.9%, compared with 9.2% for the 2013 period. The increase was primarily due to increases in equipment maintenance, hiring costs and legal expenses.
We believe that the market for drivers has tightened, hiring expenses, including recruiting and advertising, which are included in operating supplies and expenses, have increased and we expect this will continue to increase in order to attract sufficient numbers of qualified drivers to operate our fleet.
Fuel Expense

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Fuel expense	$156,022	$168,116
% of operating revenue	15.5%	17.1%
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

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Total fuel surcharge revenue	$191,447	$197,057
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	86,309	84,012
Company fuel surcharge revenue	$105,138	$113,045
Total fuel expense	$156,022	$168,116
Less: Company fuel surcharge revenue	105,138	113,045
Net fuel expense	$50,884	$55,071
% of Revenue xFSR	6.2%	7.0%
For the three months ended March 31, 2014, net fuel expense decreased $4.2 million, or 7.6%, compared with the same period in 2013. As a percentage of Revenue xFSR, net fuel expense improved to 6.2% during the first quarter of 2014 compared with 7.0% in the 2013 period. The decrease in net fuel expense is due primarily to the 4.9% reduction of miles driven by company drivers which was partially offset by an increase in idle fuel costs and lower miles per gallon resulting from the severe winter weather during the three months ended March 31, 2014.
Purchased Transportation

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Purchased transportation expense	$319,169	$292,156
% of operating revenue	31.6%	29.8%
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

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Purchased transportation	$319,169	$292,156
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	86,309	84,012
Purchased transportation, net of fuel surcharge reimbursement	$232,860	$208,144
% of Revenue xFSR	28.5%	26.5%
For the three months ended March 31, 2014, purchased transportation, net of fuel surcharge reimbursement, increased $24.7 million, or 11.9%, compared with the same period in 2013. This year over year dollar increase was primarily due to an increase in the number of owner-operators and an increase in both intermodal and third party logistics volume. As a percentage of Revenue xFSR, purchased transportation, net of fuel surcharge reimbursement, increased 200 basis points due primarily to due to the increase in the percent of miles driven by owner-operators compared to company drivers and the higher revenue growth of both Intermodal and logistics businesses.
Insurance and Claims

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Insurance and claims	$42,448	$31,538
% of Revenue xFSR	5.2%	4.0%
% of operating revenue	4.2%	3.2%
For the three months ended March 31, 2014, insurance and claims expense increased by $10.9 million, or 34.6%, compared with the same period in 2013. As a percentage of Revenue xFSR, insurance and claims increased to 5.2%, compared with 4.0% in the 2013 period. The increase is primarily due to the $5.5 million we reserved associated with two claims in December 2013. Additionally, during the three months ended March 31, 2014, we experienced higher accident frequency, primarily related to the severe winter weather resulting in higher incurred but not reported reserves during the first quarter of 2014.

Rental Expense and Depreciation and Amortization of Property and Equipment
Because the mix of our leased versus owned tractors varies, we believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment when comparing results from period to period for analysis purposes.

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Rental expense	$51,719	$40,623
Depreciation and amortization of property and equipment	56,175	54,870
Rental expense and depreciation and amortization of property and equipment	$107,894	$95,493
% of Revenue xFSR	13.2%	12.2%
% of operating revenue	10.7%	9.7%
Rental expense and depreciation and amortization of property and equipment were primarily driven by our fleet of tractors and trailers shown below:

	As of
	March 31, 2014	December 31, 2013	March 31, 2013
	(Unaudited)
Tractors:
Company
Owned	6,464	6,081	5,838
Leased — capital leases	1,791	1,851	2,692
Leased — operating leases	5,017	4,834	4,211
Total company tractors	13,272	12,766	12,741
Owner-operator
Financed through the Company	4,526	4,473	3,885
Other	572	722	1,049
Total owner-operator tractors	5,098	5,195	4,934
Total tractors	18,370	17,961	17,675
Trailers	58,074	57,310	55,841
Containers	8,717	8,717	8,717
For the three months ended March 31, 2014, rental expense and depreciation and amortization of property and equipment increased by $12.4 million, or 13.0%, compared with the same period in 2013. As a percentage of Revenue xFSR, such expenses increased to 13.2% compared with 12.2% for same period in 2013. The increase was primarily due to the 2.3% growth in the number of tractors and the rising cost of new equipment in the first quarter of 2014 as compared to the first quarter of 2013.
Amortization of Intangibles
Amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with our 2007 going private transaction.

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Amortization of intangibles	$4,204	$4,204
Amortization of intangibles for the three months ended March 31, 2014 and 2013 is comprised of $3.9 million in each period related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction.

Gain on disposal of property and equipment

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Gain on disposal of property and equipment	$3,159	$2,848
Gain on disposal of property and equipment remained relatively flat at $3.2 million in the first quarter of 2014, compared to $2.8 million in the first quarter of 2013.
Interest Expense

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Interest expense	$23,225	$26,362
Interest expense for the three months ended March 31, 2014 is primarily based on the end of period debt balances as of March 31, 2014 of $229.0 million and $400.0 million carrying value of the first lien term loan B-1 tranche and B-2 tranche, respectively, $470.7 million net carrying value of senior second priority secured notes, $259.0 million of our accounts receivable securitization obligation, and $161.3 million present value of capital lease obligations.
Interest expense decreased for the three months ended March 31, 2014, compared to the prior year period primarily due to lower interest rates resulting from the refinance of our term loans in 2013. On March 7, 2013, we entered into the Second Amended and Restated Credit Agreement (the “2013 Agreement”). The 2013 Agreement reduced the interest rates applicable to the first lien term loan B-1 tranche to LIBOR plus 2.75% with no minimum LIBOR rate and the first lien term loan B-2 tranche to LIBOR plus 3.00% with a minimum LIBOR rate of 1.00%.
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
As noted above, on March 7, 2013, we entered into the 2013 Agreement. Due to the incorporation of a new interest rate floor provision in the 2013 Agreement, we concluded as of February 28, 2013, the outstanding interest rate swaps were no longer highly effective in achieving offsetting changes in cash flows related to the hedged interest payments. As a result, we de-designated the hedges as of February 28, 2013 (“de-designation date”). Beginning on March 1, 2013, the effective portion of the interest rate swaps prior to the change (i.e., amounts previously recorded in accumulated OCI) have been and will continue to be amortized as derivative interest expense over the period of the originally designated hedged interest payments through July 2015. Following the de-designation date, changes in fair value of the interest rate swaps are immediately recognized in the consolidated statements of income as derivative interest expense.
The following is a summary of our derivative interest expense for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Derivative interest expense	$1,653	$562
Derivative interest expense for the three months ended March 31, 2014 represents reclassified amounts from OCI, mark-to-market adjustments and settlement payments related to our interest rate swaps, which were de-designated in February 2013.
Loss on Debt Extinguishment

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Loss on debt extinguishment	$2,913	$5,044
In March 2014, the Company repurchased in an open market transaction at a price of 110.70%, $23.8 million principal amount of its Senior Second Priority Secured Notes with cash on hand. The Company paid total proceeds of $27.1 million, which included the principal amount, the premium and the accrued interest. These amounts and the related write-off of the unamortized original issue discount resulted in a loss on debt extinguishment of $2.9 million for the three months ended March 31, 2014. On March 7, 2013, the Company entered into a Second Amended and Restated Credit Agreement (“2013 Agreement”). The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the Amended and Restated Credit Agreement (“2012 Agreement”) entered into on March 6, 2012. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million in the first quarter of 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement.
Gain on Sale of Real Property

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Gain on sale of real property	$—	$6,078
During the first quarter of 2013, we disposed of two non-operating properties in Wilmington, CA and Phoenix, AZ, resulting in a gain of $6.1 million.
Income Tax Expense

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Income tax expense	$7,704	$14,687
The effective tax rate for the three months ended March 31, 2014 was 38.5%, as expected. The effective tax rate for the three months ended March 31, 2013 was 32.7%, which was 5.8 percentage points lower than expected primarily due to Central Refrigerated’s pre-affiliated earnings that were taxed as an S-corporation prior to Swift’s acquisition.
Liquidity and Capital Resources
Cash Flow
Our summary statements of cash flows information for the three months ended March 31, 2014 and 2013, is set forth in the table below:

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (Dollars in thousands)
Net cash provided by operating activities	$76,157	$110,802
Net cash used in investing activities	$(25,203)	$(25,706)
Net cash used in financing activities	$(64,034)	$(99,946)
The $34.6 million decrease in net cash provided by operating activities during the three months ended March 31, 2014, compared to the same period in 2013, was primarily the result of a $23.5 million decrease in operating income and a $15.0 million reduction in the net cash flows provided by changes in accounts receivable as a result of the timing of collections during the three months ended March 31, 2014, compared to the same period of 2013.
Our net cash used in investing activities decreased $0.5 million during the three months ended March 31, 2014, compared to the same period in 2013. This decrease in cash used in investing activities was related to the $1.7 million decrease in gross capital expenditures, offset by a $5.5 million reduction in proceeds received from sale of property, equipment and assets classified as held for sale during the quarter.
Cash used in financing activities decreased $35.9 million during the three months ended March 31, 2014, compared to the same period in 2013. This decrease in cash used in financing activities was primarily related to the $33.8 million reduction in prepayments on long term debt and capital leases and the repayment of our revolving line of credit during the three months ended March 31, 2014, compared to the same period in 2013.

Sources
As of March 31, 2014 and December 31, 2013, we had the following sources of liquidity available to us:

	March 31, 2014	December 31, 2013
	(Unaudited) (Dollars in thousands)
Cash and cash equivalents, excluding restricted cash	$46,098	$59,178
Availability under revolving line of credit due September 2016	291,493	274,493
Availability under 2013 RSA	58,700	36,800
Central Refrigerated availability under revolving line of credit due November 2013	$—	$—
Total unrestricted liquidity	$396,291	$370,471
Restricted cash	47,012	50,833
Restricted investments, held to maturity, amortized cost	25,832	25,814
Total liquidity, including restricted cash and investments	$469,135	$447,118
As of March 31, 2014, we had no outstanding borrowings on our $400.0 million revolving line of credit, and there were $108.5 million in letters of credit outstanding under this facility, leaving $291.5 million available. In addition, we had borrowed $259.0 million against a total borrowing base of $317.7 million of eligible receivables from our accounts receivable facility, leaving $58.7 million available as of March 31, 2014. The availability on these two facilities combined with our cash and cash equivalents provides a total of unrestricted liquidity of $396.3 million as of March 31, 2014, compared to $370.5 million as of December 31, 2013.
Uses
Our business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures, other assets, working capital changes, principal and interest payments on our obligations and tax payments.
We make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and potentially fund growth in our revenue equipment fleet if justified by customer demand and our ability to fund the equipment and generate acceptable returns. As of March 31, 2014, we expect our net cash capital expenditures to be in the range of approximately $188 million to $218 million for the remainder of 2014. In addition, we believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant. Beyond 2014, we expect our net capital expenditures to remain substantial.
As of March 31, 2014, we had $350.2 million of purchase commitments outstanding to acquire replacement tractors through the rest of 2014 and 2015. We generally have the option to cancel tractor purchase orders with 60 to 90 day notice prior to scheduled production, although the notice date has lapsed for approximately 54% of the commitments remaining as of March 31, 2014. In addition, we had trailer purchase commitments outstanding at March 31, 2014 for $152.1 million through the rest of 2014. These purchases are expected to be financed by a combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.
As of March 31, 2014, we did not have outstanding purchase commitments for intermodal containers, fuel, facilities, or non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
As of March 31, 2014 and December 31, 2013, we had a working capital surplus of $274.6 million and $349.7 million, respectively. The decrease was primarily related to the $64.7 million increase in accounts payable and accrued liabilities.
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
As of March 31, 2014, we had the following material debt agreements:

•	senior secured credit facility consisting of a term loan B-1 tranche due December 2016 and term loan B-2 tranche due December 2017, and a revolving line of credit due September 2016;

•	senior second priority secured notes due November 2018;

•	2013 RSA due July 2016; and

•	other secured indebtedness and capital lease agreements.

The amounts outstanding under such agreements and other debt instruments as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
Senior secured first lien term loan B-1 tranche due December 2016	$229,000	$229,000
Senior secured first lien term loan B-2 tranche due December 2017	400,000	410,000
Senior second priority secured notes due November 15, 2018, net of $5,582 and $6,175 OID as of March 31, 2014 and December 31, 2013, respectively	470,663	493,825
2013 RSA	259,000	264,000
Other secured debt and capital leases	174,254	186,805
Revolving line of credit	—	17,000
Central notes payable	2,007	2,190
Total debt and capital leases	$1,534,924	$1,602,820
Less: current portion	80,619	75,056
Long-term debt and capital leases	$1,454,305	$1,527,764
The indenture for our senior secured notes provides that we may only incur additional indebtedness if, after giving effect to the new incurrence, we meet a minimum fixed charge coverage ratio of 2.00:1.00, as defined therein, or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350.0 million outstanding at any one time. As of March 31, 2014, we had a fixed charge coverage ratio in excess of 4.00:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing financial arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for the remainder of 2014.
See Notes 6 and 7 of the notes to our consolidated financial statements included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 for further discussion of the senior secured credit facility, senior second priority secured notes and 2013 RSA.
Capital and Operating Leases
In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment, including tractors and trailers, with capital and operating leases. During the three months ended March 31, 2014, we acquired tractors and trailers through operating leases with gross value of $85.8 million, which were offset by capital lease and operating lease terminations with originating values of $30.6 million and $46.1 million, respectively. There were no capital lease additions for tractors or trailers in the first quarter of 2014. During the three months ended March 31, 2013, we acquired revenue equipment through capital leases and operating leases with gross values of $13.8 million and $45.0 million, respectively, which were offset by capital and operating lease terminations with originating values of $10.7 million and $13.8 million, respectively.
Contractual Obligations
During the three months ended March 31, 2014, other than the voluntary prepayments of our long-term debt there have not been any material changes outside the ordinary course of business to the contractual obligations table contained in our Form 10-K for the fiscal year ended December 31, 2013.
Off-Balance Sheet Arrangements
We lease approximately 8,500 tractors under operating leases, which includes approximately 5,000 company tractors and 3,500 owner-operator tractors financed by the Company. Operating leases have been an important source of financing for our revenue equipment. Tractors held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such tractors are reflected in our consolidated statements of income in the line item “Rental expense.” Our revenue equipment rental expense was $50.3 million for the three months ended March 31, 2014, compared with $39.4 million in the three months ended March 31, 2013.
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
Forward Looking Statements
This Quarterly Report contains statements that may constitute forward-looking statements, usually identified by words such as “anticipates,” “believes,” “estimates,” “plans,” “projects,” “expects,” “intends,” or similar expressions which speak only as of the date the statement was made. Forward-looking statements in this quarterly report include statements concerning: adjustments to income tax assessments as the result of ongoing and future examinations; anticipated changes in our unrecognized tax benefits during the next twelve months; the outcome of pending litigation and actions we intend to take in respect thereof; the amount and timing of the recognition of unrealized losses included in other comprehensive income; trends concerning supply, demand, pricing and costs in the trucking industry; our expectation of increasing driver wage and hiring expenses; the benefits of our fuel surcharge program and our ability to recover increasing fuel costs through surcharges; the impact of the lag effect relating to our fuel surcharges; the sources and sufficiency of our liquidity and financial resources; the consequences of a failure to maintain compliance with our debt covenants; the timing of our disposition of assets held for sale; our intentions concerning the use of derivative financial instruments to hedge fuel price exposure; and the timing and amount of future acquisitions of trucking equipment and other capital expenditures and the use and availability of cash, cash flow from operations, leases and debt to finance such acquisitions. Such statements are based upon the current beliefs and expectations of the Company’s management. Such forward-looking statements are subject to significant risks and uncertainties as set forth in the "Risk Factor" section of our Annual Report Form 10-K for the year ended December 31, 2013 and in this Form 10-Q. Actual events may differ materially from those set forth in the forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have interest rate exposure arising from our senior secured credit facility, 2013 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan B-2 tranche is mitigated due to a minimum LIBOR rate of 1.00%. We manage interest rate exposure through a mix of variable rate debt, and fixed rate notes (weighted average rate of 3.0% before applicable margin). Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $5.8 million considering the effect of the minimum LIBOR rate on the first lien term loan B-2 tranche.
We have commodity exposure with respect to fuel used in company tractors. Further increases in fuel prices will continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, decreased slightly from an average of $4.026 per gallon for the three months ended March 31, 2013 to an average of $3.962 per gallon for the three months ended March 31, 2014. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of March 31, 2014 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the first quarter of 2014, we successfully integrated the Central Refrigerated operations, including internal controls and procedures and extended our Sarbanes-Oxley Act Section 404 compliance program to include Central Refrigerated.
With the exception of the integration described above, there have been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 12 of the notes to our consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as well as Part I, Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 1A: RISK FACTORS
In addition to the other information set forth in this report, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 should be carefully considered as these risk factors could materially affect our business, financial condition, future results and/or our ability to maintain compliance with our debt covenants. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, operating results and/or our ability to maintain compliance with our debt covenants.
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

SWIFT TRANSPORTATION COMPANY

/s/ Jerry Moyes
(Signature)
Jerry Moyes
Chief Executive Officer

Date:	May 7, 2014

/s/ Virginia Henkels
(Signature)
Virginia Henkels
Executive Vice President and Chief Financial Officer

Date:	May 7, 2014