Form 10-Q
period 2014-06-30
SWIFT TRANSPORTATION Co
filed 2014-08-07
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
Form 10-Q
  ______________________________________________________________________
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of outstanding shares of the registrant’s Class A common stock as of July 31, 2014 was 90,493,888 and the number of outstanding shares of the registrant’s Class B common stock as of July 31, 2014 was 50,991,938.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Swift Transportation Company and Subsidiaries
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$73,528	$59,178
Restricted cash	52,815	50,833
Restricted investments, held to maturity, amortized cost	25,666	25,814
Accounts receivable, net	460,358	418,436
Equipment sales receivable	436	368
Income tax refund receivable	4,314	23,704
Inventories and supplies	20,764	18,430
Assets held for sale	8,694	19,268
Prepaid taxes, licenses, insurance and other	55,256	63,958
Deferred income taxes	41,591	46,833
Current portion of notes receivable	9,001	7,210
Total current assets	752,423	734,032
Property and equipment, at cost:
Revenue and service equipment	1,955,516	1,942,423
Land	116,973	117,929
Facilities and improvements	262,157	248,724
Furniture and office equipment	66,186	61,396
Total property and equipment	2,400,832	2,370,472
Less: accumulated depreciation and amortization	950,480	922,665
Net property and equipment	1,450,352	1,447,807
Other assets	50,735	57,166
Intangible assets, net	308,340	316,747
Goodwill	253,256	253,256
Total assets	$2,815,106	$2,809,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,889	$118,014
Accrued liabilities	127,177	110,745
Current portion of claims accruals	75,578	75,469
Current portion of long-term debt and obligations under capital leases	85,962	75,056
Fair value of guarantees	—	366
Current portion of interest rate swaps	5,692	4,718
Total current liabilities	436,298	384,368
Revolving line of credit	99,000	17,000
Long-term debt and obligations under capital leases, less current portion	1,016,625	1,246,764
Claims accruals, less current portion	135,878	118,582
Fair value of interest rate swaps, less current portion	3,640	7,050
Deferred income taxes	454,499	484,200
Securitization of accounts receivable	319,000	264,000
Other liabilities	2,358	3,457
Total liabilities	2,467,298	2,525,421
Contingencies (note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 90,481,102 and 88,402,991 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	905	883
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 50,991,938 and 52,441,938 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	510	525
Additional paid-in capital	769,400	759,408
Accumulated deficit	(418,666)	(471,169)
Accumulated other comprehensive loss	(4,443)	(6,162)
Noncontrolling interest	102	102
Total stockholders’ equity	347,808	283,587
Total liabilities and stockholders’ equity	$2,815,106	$2,809,008
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Amounts in thousands, except per share data)
Operating revenue	$1,075,898	$1,029,071	$2,084,344	$2,010,679
Operating expenses:
Salaries, wages and employee benefits	238,093	223,852	467,459	450,337
Operating supplies and expenses	84,077	78,996	164,902	151,063
Fuel	153,677	160,886	309,699	329,002
Purchased transportation	340,249	308,117	659,418	600,273
Rental expense	56,135	42,996	107,854	83,619
Insurance and claims	33,321	33,597	75,769	65,135
Depreciation and amortization of property and equipment	54,791	56,880	110,966	111,750
Amortization of intangibles	4,203	4,203	8,407	8,407
Gain on disposal of property and equipment	(8,312)	(5,143)	(11,471)	(7,991)
Communication and utilities	7,716	5,901	14,886	12,466
Operating taxes and licenses	17,926	18,520	36,263	36,634
Total operating expenses	981,876	928,805	1,944,152	1,840,695
Operating income	94,022	100,266	140,192	169,984
Other (income) expenses:
Interest expense	21,453	24,762	44,678	51,124
Derivative interest expense	1,618	532	3,271	1,094
Interest income	(692)	(546)	(1,458)	(1,137)
Loss on debt extinguishment	6,990	—	9,903	5,044
Gain on sale of real property	—	—	—	(6,078)
Other	(710)	(1,324)	(1,574)	(1,884)
Total other expenses, net	28,659	23,424	54,820	48,163
Income before income taxes	65,363	76,842	85,372	121,821
Income tax expense	25,165	26,963	32,869	41,650
Net income	$40,198	$49,879	$52,503	$80,171
Basic earnings per share	$0.28	$0.36	$0.37	$0.57
Diluted earnings per share	$0.28	$0.35	$0.37	$0.57
Shares used in per share calculations
Basic	141,308	139,989	141,143	139,839
Diluted	143,393	141,838	143,265	141,652
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Net income	$40,198	$49,879	$52,503	$80,171
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	1,482	468	2,796	959
Change in fair value of interest rate swaps	—	174	—	(145)
Other comprehensive income before income taxes	1,482	642	2,796	814
Income tax effect of items within other comprehensive income	(571)	(244)	(1,077)	(218)
Other comprehensive income, net of taxes	911	398	1,719	596
Total comprehensive income	$41,109	$50,277	$54,222	$80,767
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
	(Unaudited) (In thousands, except per share data)
Balances, December 31, 2013	88,402,991	$883	52,441,938	$525	$759,408	$(471,169)	$(6,162)	$102	$283,587
Exercise of stock options	510,022	5			5,246				5,251
Conversion of Class B common stock to Class A common stock	1,450,000	15	(1,450,000)	(15)					—
Income tax benefit from exercise of stock options					1,835				1,835
Grant of restricted Class A common stock	93,069	1			97				98
Shares issued under employee stock purchase plan	25,020	1			559				560
Other comprehensive income							1,719		1,719
Non-cash equity compensation					2,255				2,255
Net income						52,503			52,503
Balances, June 30, 2014	90,481,102	$905	50,991,938	$510	$769,400	$(418,666)	$(4,443)	$102	$347,808
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$52,503	$80,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	119,373	120,157
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	5,077	1,868
Gain on disposal of property and equipment less write-off of totaled tractors	(10,522)	(7,585)
Gain on sale of real property	—	(6,078)
Equity losses of investee	—	585
Deferred income taxes	(25,538)	36,731
Provision for allowance for losses on accounts receivable	1,604	1,671
Loss on debt extinguishment	9,903	5,044
Non-cash equity compensation	2,353	1,498
Income effect of mark-to-market adjustment of interest rate swaps	(43)	82
Interest on Central stockholders' loan receivable, pre-acquisition	—	(44)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(43,526)	(31,206)
Inventories and supplies	(2,334)	194
Prepaid expenses and other current assets	28,128	3,664
Other assets	6,556	5,194
Accounts payable, accrued and other liabilities	39,949	33,700
Net cash provided by operating activities	183,483	245,646
Cash flows from investing activities:
(Increase) decrease in restricted cash	(1,982)	8,984
Change in restricted investments	(113)	(4,680)
Proceeds from sale of property and equipment	77,088	47,261
Capital expenditures	(135,068)	(164,320)
Payments received on notes receivable	2,226	2,074
Expenditures on assets held for sale	(1,991)	(1,614)
Payments received on assets held for sale	13,603	22,773
Payments received on equipment sale receivables	385	644
Net cash used in investing activities	(45,852)	(88,878)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(707,386)	(130,202)
Proceeds from long-term debt	450,000	23,528
Net borrowings on revolving line of credit	82,000	7,313
Borrowings under accounts receivable securitization	95,000	80,000
Repayment of accounts receivable securitization	(40,000)	(119,000)
Payment of deferred loan costs	(10,541)	(2,183)
Distribution to Central stockholders, pre-acquisition	—	(1,988)
Issuance of Central stockholders' loan receivable, pre-acquisition	—	(30,000)
Proceeds from exercise of stock options and the issuance of employee stock purchase plan shares	5,811	6,182
Income tax benefit from exercise of stock options	1,835	(504)
Net cash used in financing activities	(123,281)	(166,854)
Net increase (decrease) in cash and cash equivalents	14,350	(10,086)
Cash and cash equivalents at beginning of period	59,178	53,596
Cash and cash equivalents at end of period	$73,528	$43,510
 See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Cash Flows — (continued)

	Six Months Ended June 30,
	2014	2013
	(Unaudited) (In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$49,331	$48,823
Income taxes	$22,041	$5,003
Supplemental schedule of:
Non-cash investing activities:
Equipment sales receivables	$453	$896
Equipment purchase accrual	$19,916	$28,230
Notes receivable from sale of assets	$4,015	$1,577
Non-cash financing activities:
Accrued deferred loan costs	$1,433	$—
Capital lease additions	$38,043	$60,111
Insurance premium note payable	$37	$—
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
As of June 30, 2014, the Company operated a national terminal network and a tractor fleet of approximately 18,600 units comprised of 13,600 tractors driven by company drivers and 5,000 owner-operator tractors, a fleet of 57,500 trailers, and 8,700 intermodal containers. The Company’s four reportable operating segments are Truckload, Dedicated, Central Refrigerated and Intermodal. In the first quarter of 2014, the Company reorganized its reportable segments to reflect management’s revised reporting structure of its lines of businesses following the integration of Central Refrigerated. In association with the operational reorganization, the operations of Central Refrigerated's Trailer on Flat Car (TOFC) business are reported within the Company's Intermodal segment and the operations of Central Refrigerated's logistics business, third-party leasing, and other services provided to owner-operators are reported in the Company's other non-reportable segment. All prior period historical results related to the above noted segment reorganization have been retrospectively recast.
In the opinion of management, the accompanying financial statements prepared in accordance with GAAP include all adjustments necessary for the fair presentation of the interim periods presented. These interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2013. Management has evaluated the effect on the Company’s reported financial condition and results of operations of events subsequent to June 30, 2014 through the issuance of the financial statements.
Note 2. New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued, as a new topic, Accounting Standards Update 2014-09, Revenue from Contracts with Customers, Accounting Standards Codification (ASC) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will be effective for the Company beginning January 1, 2017. Early adoption is not permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
Note 3. Income Taxes
The effective tax rate for the six months ended June 30, 2014 was 38.5%. The Company's effective tax rate for the six months ended June 30, 2013 was 34.2%, which was 4.3% lower than expected primarily due to Central Refrigerated’s pre-affiliated earnings that were taxed as an S-corporation prior to Swift’s acquisition.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of June 30, 2014 were approximately $1.2 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company does not anticipate a decrease of unrecognized tax benefits during the next twelve months.
Certain of the Company’s subsidiaries are currently under examination by the Internal Revenue Service and various state jurisdictions for tax years ranging from 2008 through 2012. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Tax years 2009 through 2013 remain subject to examination.
Note 4. Investments
The following table presents the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s restricted investments as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Temporary Losses	Fair Value
U.S. corporate securities	$22,042	$8	$4	$22,046
Foreign corporate securities	1,509	—	—	1,509
Negotiable certificate of deposits	2,115	—	1	2,114
Total restricted investments	$25,666	$8	$5	$25,669

	December 31, 2013
	Cost or	Gross Unrealized		Estimated
	Amortized		Temporary	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$20,197	$2	$7	$20,192
Foreign corporate securities	3,502	—	—	3,502
Negotiable certificate of deposits	2,115	—	1	2,114
Total restricted investments	$25,814	$2	$8	$25,808

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

As of June 30, 2014, the contractual maturities of the restricted investments were one year or less. There were 9 securities and 15 securities that were in an unrealized loss position for less than twelve months as of June 30, 2014 and December 31, 2013, respectively.
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
For impaired debt securities that do not meet this criteria, the Company determines if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security’s amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of accumulated other comprehensive income (OCI). The Company did not recognize any impairment losses for the three and six months ended June 30, 2014 and 2013, respectively.
Note 5. Intangible Assets
Intangible assets as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Customer Relationship:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(148,021)	(139,614)
Trade Name:
Gross carrying value	181,037	181,037
Intangible assets, net	$308,340	$316,747
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
The following table presents amortization of intangibles for the three and six months ended June 30, 2014 and 2013, related to intangible assets recognized in conjunction with the 2007 going private transaction and the previous intangible assets existing prior to the 2007 going private transaction (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization of intangible assets related to 2007 going private transaction	$3,912	$3,912	$7,824	$7,824
Amortization of intangible assets related to intangible assets existing prior to the 2007 going private transaction	291	291	583	583
Amortization of intangibles	$4,203	$4,203	$8,407	$8,407
Note 6. Assets Held for Sale
Assets held for sale as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Land and facilities	$5,141	$14,627
Revenue equipment	3,553	4,641
Assets held for sale	$8,694	$19,268
As of June 30, 2014 and December 31, 2013, assets held for sale are carried at the lower of depreciated cost or estimated fair value less expected selling costs. The Company expects to sell these assets within the next twelve months.
During the three months ended June 30, 2014, the Company sold two operating properties classified as held for sale with a carrying value of $9.7 million. Total net proceeds from sale of these properties approximated their carrying value.

Note 7. Debt and Financing Transactions
Other than the Company’s accounts receivable securitization as discussed in Note 8 and its outstanding capital lease obligations as discussed in Note 9, the Company had long-term debt outstanding as of June 30, 2014 and December 31, 2013 as follows (in thousands):

	June 30, 2014	December 31, 2013
Senior secured first lien delayed draw term loan A tranche due June 2019	$50,000	$—
Senior secured first lien term loan B tranche due June 2021, net of $992 OID as of June 30, 2014	398,008	—
Senior secured first lien term loan B-1 tranche due December 2016	—	229,000
Senior secured first lien term loan B-2 tranche due December 2017	—	410,000
Senior second priority secured notes due November 15, 2018, net of $5,112 and $6,175 OID as of June 30, 2014 and December 31, 2013, respectively	455,711	493,825
Other	11,765	17,480
Total	915,484	1,150,305
Less: current portion	23,763	11,387
Long-term debt	$891,721	$1,138,918
The credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Central Refrigerated Transportation, Inc. and its subsidiaries, and Swift Transportation Companies domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary. As of June 30, 2014 and December 31, 2013, the balances of deferred loan costs were $13.2 million and $8.9 million, respectively, and is reported in Other assets in the Company’s consolidated balance sheets.
Senior Secured Credit Facility
On June 9, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “2014 Agreement”) replacing its previous Second Amended and Restated Credit Agreement dated March 7, 2013 (the “2013 Agreement”). The 2014 Agreement includes: (i) a $450.0 million revolving credit facility with a maturity date of June 2019, (ii) a $500.0 million delayed draw term loan A with a maturity date of June 2019, and (iii) a $400.0 million term loan B with a maturity date of June 2021.
The term loan A requires quarterly minimum principal payments of $5.6 million commencing March 31, 2015 through December 31, 2016 and increasing to $11.3 million beginning March 31, 2017 through March 31, 2019, with the remaining outstanding principal balance on June 9, 2019. The term loan B requires quarterly principal payments of $1.0 million commencing June 30, 2014 with the remaining outstanding principal balance on June 9, 2021.
Pursuant to the 2014 Agreement, the interest rate applicable to the term loan A equals LIBOR rate plus 2.00% with no LIBOR floor. Commencing the quarter ended September 30, 2014, the applicable LIBOR margin for the term loan A will range from 1.50% to 2.25% as determined by the Company’s consolidated leverage ratio as defined in the 2014 Agreement. The term loan B under the 2014 Agreement accrues interest at the LIBOR rate plus 3.00% with a 0.75% LIBOR floor. After December 31, 2014, the applicable LIBOR margin for the term loan B will range from 2.75% to 3.00% as determined by the Company’s consolidated leverage ratio. As of June 30, 2014, interest accrues at 2.15% and 3.75% on the Company’s first lien term loan A and B tranches, respectively.
In addition to the pricing attributes described above, the 2014 Agreement increased the availability pursuant to the accordion feature from $350.0 million under the 2013 Agreement to $500.0 million, subject to the satisfaction of certain conditions and the participation of lenders.
As of June 30, 2014, the Company had $99.0 million of outstanding borrowings under the $450.0 million revolving line of credit pursuant to the 2014 Agreement. Additionally, the Company had outstanding letters of credit under this facility primarily for workers’ compensation and self-insurance liability purposes totaling $106.8 million, leaving $244.2 million available under the revolving line of credit. Under the 2014 Agreement, the interest rate spread on the revolving credit facility ranges from 1.50% to 2.25% for LIBOR based borrowings and letters of credit and 0.50% to 1.25% for Base Rate borrowings, depending on the Company’s consolidated leverage ratio. Additionally, the commitment fee for the unused portion of the revolving credit facility ranges 0.25% to 0.35%, depending on the Company’s consolidated leverage ratio. As of June 30, 2014, interest accrues at 2.15%, 2.00% and 0.30% on the outstanding borrowings, letters of credit and unused portion, respectively, on the revolving line of credit.
The 2014 Agreement, specifically the revolving credit facility and the term loan A tranche, contain certain financial covenants with respect to a maximum leverage ratio and a minimum consolidated interest coverage ratio. The 2014 Agreement removed any financial covenants related to the term loan B tranche. Further, the 2014 Agreement removed the maximum capital expenditures covenant and also provides for improved flexibility regarding the use of proceeds from asset sales, payment of dividends, stock buybacks, and equipment financing. In addition to the financial covenants, the 2014 Agreement includes customary events of default, including a change in control default and certain affirmative and negative covenants, including, but not limited to, restrictions, subject to certain exceptions, on incremental indebtedness, asset sales, certain restricted payments (including dividends), certain incremental investments or advances, transactions with affiliates, engaging in additional business activities, and prepayments of certain other indebtedness.
The 2014 Agreement replaced the Company’s previous first lien term loan B-1 tranche maturing December 2016 and B-2 tranche maturing December 2017 under the 2013 Agreement with outstanding principal balances at closing of $229.0 million and $371.0 million, respectively. The previous first lien term loan B-1 and B-2 tranches accrued interest at LIBOR plus 2.75% and LIBOR plus 3.00% with a 1.00% LIBOR floor, respectively. Additionally, the 2014 Agreement replaced the Company’s previous revolving credit facility maturing September 2016. The interest rate spread on the previous revolving credit facility ranged from 3.00% to 3.25% for LIBOR based borrowings and letters of credit and 2.00%

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

to 2.25% for Base Rate borrowings, depending on the Company’s consolidated leverage ratio. Additionally, the commitment fee for the unused portion of the previous revolving credit facility ranged from 0.25% to 0.50%, depending upon the Company’s consolidated leverage ratio. The replacement of the 2013 Agreement resulted in a loss on debt extinguishment of $5.2 million for the three months ended June 30, 2014, representing the write-off of deferred financing fees associated with the 2013 Agreement.
Senior Second Priority Secured Notes
In December 2010, Swift Services Holdings, Inc., a wholly owned subsidiary, completed a private placement of senior second priority secured notes totaling $500.0 million face value which mature in November 2018 and bear interest at 10.00% (the “senior notes”). The Company received proceeds of $490.0 million, net of a $10.0 million original issue discount. In the first six months of 2014, the Company repurchased in open market transactions at an average price of 110.50%, $39.2 million face value of these notes with cash on hand. The Company paid total proceeds of $44.7 million, which included the principal amount, the premium and the accrued interest. The premium and the related write-off of the unamortized original issue discount resulted in a loss on debt extinguishment of $1.8 million and $4.7 million in for the three and six months ended June 30, 2014, respectively. The Company anticipates utilizing the remainder of the delayed-draw first lien Term A loan under the 2014 Agreement to fund the majority of the redemption of the remaining senior second priority secured notes on or before December 31, 2014.
Central Debt
As of June 30, 2014, Central has approximately $1.8 million in various notes payable to financing companies secured by revenue equipment with due dates through May 2015.
Note 8. Accounts Receivable Securitization
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
For the three and six months ended June 30, 2014, the Company incurred program fees of $0.8 million and $1.6 million, respectively, associated with the 2013 RSA which were recorded in interest expense in the Company's consolidated statements of income. For the three and six months ended June 30, 2013, the Company incurred program fees of $0.7 million and $1.5 million, respectively, primarily associated with the prior accounts receivable facility. As of June 30, 2014, the outstanding borrowing under the 2013 RSA was $319.0 million against a total available borrowing base of $325.0 million, leaving $6.0 million available. As of December 31, 2013, the outstanding borrowing under the 2013 RSA was $264.0 million against a total available borrowing base of $300.8 million.
Note 9. Capital Leases
The Company leases certain revenue equipment under capital leases. The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. The Company is obligated to pay the balloon payments at the end of the leased term whether or not it receives the proceeds of the contracted residual values from the respective manufacturers. Certain leases contain renewal or fixed price purchase options. As of June 30, 2014 and December 31, 2013, the present value of obligations under capital leases totaled $187.1 million and $171.5 million, of which the current portion was $62.2 million and $63.7 million, respectively. The leases are collateralized by revenue equipment with a cost of $304.0 million and accumulated amortization of $67.9 million as of June 30, 2014. The amortization of the equipment under capital leases is included in depreciation and amortization expense in the Company’s consolidated statements of income.
Note 10. Derivative Financial Instruments
In April 2011, as contemplated by the then existing credit facility, the Company entered into two forward-starting interest rate swap agreements with a notional amount of $350.0 million. These interest rate swaps were effective in January 2013 and have a maturity date of July 2015. On April 27, 2011 (“designation date”), the Company designated and qualified these interest rate swaps as cash flow hedges. Subsequent to the designation date, the effective portion of the changes in estimated fair value of the designated swaps was recorded in accumulated other comprehensive income ("OCI") and was thereafter recognized as derivative interest expense as the interest on the hedged debt affects earnings, which hedged interest accruals began in January 2013. As of December 31, 2013, changes in estimated fair value of the designated interest rate swap agreements totaling $0.1 million, net-of-tax was reflected in accumulated OCI. Refer to Note 11 below for further discussion of the Company’s estimated fair value methodology.
On March 7, 2013, the Company entered into the 2013 Agreement. Due to the incorporation of a new interest rate floor provision in the 2013 Agreement, the Company concluded, as of February 28, 2013, that the outstanding interest rate swaps were no longer highly effective in achieving offsetting changes in cash flows related to the hedged interest payments. As a result, the Company de-designated the hedges as of February 28, 2013 (“de-designation date”). Beginning on March 1, 2013, the effective portion of the change in fair value of interest rate swaps prior to the change (i.e., amounts previously recorded in accumulated OCI) have been and will continue to be amortized as derivative interest expense over the period of the originally designated hedged interest payments through July 2015. Following the de-designation date, changes in fair value of the interest rate swaps are immediately recognized in the consolidated statements of income as derivative interest expense.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

The following table presents the changes in fair value, pre-tax of derivatives designated as cash flow hedges had on accumulated OCI and earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amount of (loss) income recognized in OCI on derivatives (effective portion)	$—	$(174)	$—	$145
Amount of loss reclassified from accumulated OCI into income as “Derivative interest expense” (effective portion)	$(1,482)	$(468)	$(2,796)	$(959)
The following tables presents information about pre-tax gains and losses recognized in earnings on the Company’s interest rate derivative contracts that were de-designated on February 28, 2013 as hedging instruments under ASC Topic 815, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amount of loss recognized in income as “Derivative interest expense”	$(136)	$(64)	$(475)	$(135)
As of June 30, 2014, $7.2 million of pre-tax deferred losses on derivatives in accumulated OCI is expected to be reclassified to earnings within the next twelve months.
Note 11. Fair Value Measurement
Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. As the fair value is estimated at June 30, 2014 and December 31, 2013, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
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
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Restricted investments	$25,666	$25,669	$25,814	$25,808
Financial Liabilities:
Senior secured first lien delayed draw term loan A tranche	50,000	50,000	—	—
Senior secured first lien term loan B tranche	398,008	398,259	—	—
Senior secured first lien term loan B-1 tranche (2013 Agreement)	—	—	229,000	230,031
Senior secured first lien term loan B-2 tranche (2013 Agreement)	—	—	410,000	412,358
Senior second priority secured notes	455,711	491,029	493,825	549,059
Securitization of accounts receivable	319,000	319,000	264,000	264,000
Central Financial Liabilities:
Various notes payables to financing companies, due dates through May 2015			2,190	2,190
The carrying amounts shown in the table (other than the restricted investments, and the securitization of accounts receivable) are included in the consolidated balance sheets in long-term debt and obligations under capital leases. The estimated fair values of the financial instruments shown

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

in the above table as of June 30, 2014 and December 31, 2013, represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.
The following summary presents a description of the methods and assumptions used to estimate the fair value of each class of financial instrument.
Restricted Investments
The estimated fair value of the Company’s restricted investments is based on quoted prices in active markets that are readily and regularly obtainable.
First Lien Term Loans and Senior Second Priority Secured Notes
The estimated fair values of the first lien term loans and senior second priority secured notes were determined by bid prices in trades between qualified institutional buyers.
Central Notes Payables
Fair value is assumed to approximate carrying values for these financial instruments since they are short term in nature, or had stated interest rates that approximate the interest rates available to the Company as of the reporting date.
Securitization of Accounts Receivable
The Company’s securitization of accounts receivable consists of borrowings outstanding pursuant to the Company’s 2013 RSA as of June 30, 2014 and December 31, 2013, respectively, as discussed in Note 8. Its fair value is estimated by discounting future cash flows using a discount rate commensurate with the uncertainty involved.
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

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company will measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the estimated fair value measurement in its entirety. Following is a brief summary of the Company’s classification within the fair value hierarchy of each major category of assets and liabilities that it measures and reports on its consolidated balance sheets at estimated fair value on a recurring basis as of June 30, 2014:

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

Recurring Fair Value Measurements
As of June 30, 2014 and December 31, 2013, no assets of the Company were measured at estimated fair value on a recurring basis. As of June 30, 2014 and December 31, 2013, information about inputs into the estimated fair value measurements of each major category of the Company’s liabilities that were measured at estimated fair value on a recurring basis in periods subsequent to their initial recognition was as follows (in thousands):

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

		Fair Value Measurements at Reporting Date Using
Description	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2014
Interest rate swaps	$9,332	$—	$9,332	$—
As of December 31, 2013
Interest rate swaps	$11,768	$—	$11,768	$—
Nonrecurring Fair Value Measurements
As of June 30, 2014 and December 31, 2013, no assets or liabilities of the Company were measured at estimated fair value on a nonrecurring basis.
Note 12. Earnings per Share
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Net income	$40,198	$49,879	$52,503	$80,171
Basic:
Weighted average common shares outstanding	141,308	139,989	141,143	139,839
Diluted:
Dilutive effect of stock options	2,085	1,849	2,122	1,813
Total weighted average diluted shares outstanding	143,393	141,838	143,265	141,652
Anti-dilutive shares excluded from the diluted earnings per share calculation (1)	—	171	—	171
Earnings per share:
Basic earnings per share	$0.28	$0.36	$0.37	$0.57
Diluted earnings per share	$0.28	$0.35	$0.37	$0.57

(1)
Impact of outstanding options to purchase shares of the Company’s Class A common stock were anti-dilutive because the options exercise price was greater than the average market price of the common shares and were excluded from the calculation of diluted earnings per share.

As of June 30, 2014 and 2013, there were 4,913,872 and 5,847,980 options outstanding, respectively.
Note 13. Contingencies
The Company is involved in certain claims and pending litigation primarily arising in the normal course of business. The majority of these claims relate to workers' compensation, auto collision and liability, and physical damage and cargo damage. The Company expenses legal fees as incurred and accrues for the contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on the Company. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold.
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
Owner-operator misclassification class action litigation
On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: Virginia VanDusen, John Doe 1 and Joseph Sheer individually and on behalf of all other similarly situated persons v. Swift Transportation Co., Inc., and Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 9-CIV-10376 filed in the United States District Court for the Southern District of New York, or the Sheer Complaint. The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act, or FLSA, and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 200 other current or former owner-operators have joined this lawsuit. Upon Swift’s motion, the matter has been transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, the plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On September 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The District Court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The District Court also denied plaintiff’s request to arbitrate the matter as a class.
The plaintiff filed a petition for a writ of mandamus to the Ninth Circuit Court of Appeals asking that the District Court’s September 30, 2010 order be vacated. On July 27, 2011, the Ninth Circuit Court of Appeals denied the plaintiff’s petition for writ of mandamus and thereafter the District Court denied plaintiff’s motion for reconsideration and certified its September 30, 2010 order. The plaintiffs filed an interlocutory appeal to the Ninth Circuit Court of Appeals to overturn the District Court’s September 30, 2010 order to compel arbitration alleging that the agreement to arbitrate is exempt from arbitration under Section 1 of the Federal Arbitration Act (“FAA”) because the class of plaintiffs are alleged to be employees exempt from arbitration agreements. On November 6, 2013, the Ninth Circuit Court of Appeals reversed and remanded, stating its prior published decision “expressly held that a district court must determine whether an agreement for arbitration is exempt from arbitration under Section 1 of the FAA as a threshold matter". As a consequence of this determination by the Ninth Circuit Court of Appeals being different from a decision of the Eighth Circuit Court of Appeals on a similar issue, on February 4, 2014, the Company filed a petition for writ of certiorari to the U.S. Supreme Court to address whether the district court or the arbitrator should determine whether the contract is an employment contract exempt from Section 1 of the Federal Arbitration Act. On June 16, 2014, the U.S. Supreme Court denied the Company’s petition for writ of certiorari. The Company intends to vigorously defend against any proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
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
California minimum wage class action
On July 12, 2011, a class action lawsuit was filed by Simona Montalvo on behalf of herself and all similarly situated persons against Swift Transportation: Montalvo et al. v. Swift Transportation Corporation d/b/a ST Swift Transportation Corporation in the Superior Court of California, County of San Diego, or the Montalvo Complaint. The Montalvo Complaint was removed to federal court on August 15, 2011, case number 3-11-CV-1827-L. Upon petition by plaintiffs, the matter was remanded to state court and the Company filed an appeal to this remand, which appeal has been denied. The putative class includes employees alleging that candidates for employment within the four year statutory period in California were not paid the state mandated minimum wage during their orientation phase. On July 29, 2013, the court certified the class. The Company appealed the class certification and the remand to state court but on April 10, 2014, the Company’s appeal of class certification was denied.
The Company intends to vigorously defend against the merits of this matter. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Washington overtime class action
On September 9, 2011, a class action lawsuit was filed by Troy Slack on behalf of himself and all similarly situated persons against Swift Transportation: Troy Slack, et al v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Corporation in the State Court of Washington, Pierce County, or the Slack Complaint. The Slack Complaint was removed to federal court on October 12, 2011, case number 11-2-114380. The putative class includes all current and former Washington State based employee drivers during the three year statutory period alleging that they were not paid overtime in accordance with Washington State law and that they were not properly paid for meals and rest periods. On November 23, 2013 the court entered an order on plaintiffs' motion to certify the class. The court only certified the class as it pertains to dedicated route drivers and did not certify any other class or claims including any class related to over the road drivers (“OTR Drivers”). The court also further limited the class of dedicated drivers to only those dedicated drivers that either begin or end their shift in the state of Washington and therefore is a Washington-based employee. Swift is appealing the limited certification of the Washington dedicated drivers.
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
California minimum wage class action
On November 7, 2013, a class action lawsuit was filed by Jorge Calix on behalf of himself and all similarly situated persons against Central Refrigerated Service, Inc.: Calix et al. v. Central Refrigerated Service, Inc. (“Central”) in the Superior Court of California, County of San Bernardino, or the Calix Complaint. The putative class includes employees alleging that candidates for employment within the four year statutory period in California were not paid the state mandated minimum wage during their orientation phase. On December 13, 2013, Central filed an answer denying the allegations.
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
Other environmental
Our tractors and trailers are involved in motor vehicle accidents, experience damage, mechanical failures and cargo issues as an incidental part of our normal ordinary course of operations.  From time to time these matters result in the discharge of diesel fuel, motor oil or other hazardous materials into the environment.  Depending on local regulations and who is determined to be at fault, we are sometimes responsible for the clean-up costs associated with these discharges.  As of June 30, 2014, we estimate our total legal liability for all such clean-up and remediation costs to be approximately $0.5 million in the aggregate for all current and prior year claims.
Note 14. Segment information
The Company’s four reportable operating segments are Truckload, Dedicated, Central Refrigerated and Intermodal. In the first quarter of 2014, the Company reorganized its reportable segments to reflect management’s revised reporting structure of its lines of businesses following the integration of Central Refrigerated. In association with the operational reorganization, the operations of Central Refrigerated's TOFC business are reported within the Company's Intermodal segment and the operations of Central Refrigerated's logistics business, third-party leasing, and other services provided to owner-operators are reported in the Company's other non-reportable segment. All prior period historical results related to the above noted segment reorganization have been retrospectively recast.

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
The Company’s foreign operations total revenue was less than 5.0% of the Company’s total revenue for the three and six months ended June 30, 2014 and 2013, respectively.
Set forth in the tables below is certain financial information with respect to the Company’s reportable segments (in thousands):

	Operating Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Truckload	$575,481	$588,724	$1,128,538	$1,148,319
Dedicated	223,098	182,651	416,751	361,877
Central Refrigerated	106,911	111,238	213,674	217,640
Intermodal	100,911	90,994	192,224	174,258
Subtotal	1,006,401	973,607	1,951,187	1,902,094
Nonreportable segments	83,491	71,915	159,157	143,972
Intersegment eliminations	(13,994)	(16,451)	(26,000)	(35,387)
Consolidated operating revenue	$1,075,898	$1,029,071	$2,084,344	$2,010,679

	Operating Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Truckload	$69,596	$64,614	$101,503	$107,017
Dedicated	21,112	24,263	32,642	43,217
Central Refrigerated	3,662	5,660	6,082	10,381
Intermodal	(495)	788	(1,421)	(816)
Subtotal	93,875	95,325	138,806	159,799
Nonreportable segments	147	4,941	1,386	10,185
Consolidated operating income	$94,022	$100,266	$140,192	$169,984

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

	Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Truckload	$28,316	$32,387	$58,561	$63,380
Dedicated	13,670	11,223	26,075	21,728
Central Refrigerated	2,914	3,821	6,020	7,799
Intermodal	2,583	2,318	4,951	4,745
Subtotal	47,483	49,749	95,607	97,652
Nonreportable segments	7,308	7,131	15,359	14,098
Consolidated depreciation and amortization expense	$54,791	$56,880	$110,966	$111,750
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
Note 15. Accumulated Other Comprehensive Loss
The following table is a reconciliation of accumulated other comprehensive loss by component (in thousands):

	Derivative Financial Instruments	Foreign Currency Transactions	Accumulated Other Comprehensive Loss
Balance as of December 31, 2013	$(6,245)	$83	$(6,162)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss	1,719	—	1,719
Net current-period other comprehensive income	1,719	—	1,719
Balance as of June 30, 2014	$(4,526)	$83	$(4,443)
All amounts are net-of-tax. Amounts in parenthesis indicate debits, or loss.
The following table presents details about reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	Statement of Income Classifications
Gains and losses on cash flow hedging:
Interest rate swaps	$1,482	$468	$2,796	$959	Derivative interest expense
Income tax benefit	(571)	(180)	(1,077)	(369)	Income tax expense
	$911	$288	$1,719	$590	Net income
Note 16. Guarantor Condensed Consolidating Financial Statements
The payment of principal and interest on the Company’s senior second priority secured notes are guaranteed by the Company and the Company’s 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”) other than its driver academy subsidiary, its captive insurance subsidiaries, its special-purpose receivables securitization subsidiary, and its foreign subsidiaries (the “Non-guarantor Subsidiaries”). The separate financial statements of the Guarantor Subsidiaries are not included herein because the Guarantor Subsidiaries are the Company’s 100% owned consolidated subsidiaries and are jointly, severally, fully and unconditionally liable for the obligations represented by the senior second priority secured notes.
Pursuant to the terms of the Indenture governing the senior second priority secured notes, the guarantees are full and unconditional, but are subject to release under the following circumstances:

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

• in connection with any sale, disposition or transfer of all or substantially all of the assets to a person that is not the parent, the Company or a subsidiary guarantor;
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
The condensed financial statements present condensed financial data for (i) Swift Transportation Company (on a parent only basis), (ii) Swift Services Holdings, Inc. (on an issuer only basis), (iii) the combined Guarantor Subsidiaries, (iv) the combined Non-Guarantor Subsidiaries, (v) an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and (vi) the parent company and subsidiaries on a consolidated basis as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013.
Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating balance sheet as of June 30, 2014 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Cash and cash equivalents	$—	$—	$66,487	$7,041	$—	$73,528
Restricted cash	—	—	—	52,815	—	52,815
Restricted investments, held to maturity, amortized cost	—	—	—	25,666	—	25,666
Accounts receivable, net	—	—	31,620	431,974	(3,236)	460,358
Intercompany receivable	131,608	344,418	—	57,073	(533,099)	—
Other current assets	9,542	—	118,297	16,248	(4,031)	140,056
Total current assets	141,150	344,418	216,404	590,817	(540,366)	752,423
Property and equipment, net	—	—	1,412,170	38,182	—	1,450,352
Investment in subsidiaries	296,176	909,847	1,010,290	—	(2,216,313)	—
Other assets	10,453	2,028	65,534	3,846	(31,126)	50,735
Intangible assets, net	—	—	299,071	9,269	—	308,340
Goodwill	—	—	246,977	6,279	—	253,256
Total assets	$447,779	$1,256,293	$3,250,446	$648,393	$(2,787,805)	$2,815,106
Intercompany payable	$—	$4,031	$533,099	$—	$(537,130)	$—
Current portion of long-term debt and obligations under capital leases	2,430	—	79,745	23,242	(19,455)	85,962
Other current liabilities	17,430	3,814	308,348	23,980	(3,236)	350,336
Total current liabilities	19,860	7,845	921,192	47,222	(559,821)	436,298
Long-term debt and obligations under capital leases, less current portion	—	455,711	557,673	4,013	(772)	1,016,625
Deferred income taxes	—	—	457,286	8,112	(10,899)	454,499
Revolving line of credit	—	—	99,000	—	—	99,000
Securitization of accounts receivable	—	—	—	319,000	—	319,000
Other liabilities	—	—	89,532	52,344	—	141,876
Total liabilities	19,860	463,556	2,124,683	430,691	(571,492)	2,467,298
Total stockholders’ equity	427,919	792,737	1,125,763	217,702	(2,216,313)	347,808
Total liabilities and stockholders’ equity	$447,779	$1,256,293	$3,250,446	$648,393	$(2,787,805)	$2,815,106

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating balance sheet as of December 31, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Cash and cash equivalents	$—	$—	$54,564	$4,614	$—	$59,178
Restricted cash	—	—	—	50,833	—	50,833
Restricted investments, held to maturity, amortized cost	—	—	—	25,814	—	25,814
Accounts receivable, net	—	—	28,997	394,044	(4,605)	418,436
Intercompany receivable	85,498	400,569	—	55,799	(541,866)	—
Other current assets	37,022	—	127,775	16,270	(1,296)	179,771
Total current assets	122,520	400,569	211,336	547,374	(547,767)	734,032
Property and equipment, net	—	—	1,407,414	40,393	—	1,447,807
Investment in subsidiaries	239,432	870,599	983,289	—	(2,093,320)	—
Other assets	11,780	2,355	83,967	4,639	(45,575)	57,166
Intangible assets, net	—	—	307,092	9,655	—	316,747
Goodwill	—	—	246,977	6,279	—	253,256
Total assets	$373,732	$1,273,523	$3,240,075	$608,340	$(2,686,662)	$2,809,008
Intercompany payable	$—	$1,296	$542,772	$—	$(544,068)	$—
Current portion of long-term debt and obligations under capital leases	6,036	—	64,970	36,626	(32,576)	75,056
Other current liabilities	2,281	6,389	277,921	27,170	(4,449)	309,312
Total current liabilities	8,317	7,685	885,663	63,796	(581,093)	384,368
Long-term debt and obligations under capital leases, less current portion	—	493,825	747,918	5,046	(25)	1,246,764
Deferred income taxes	—	—	487,670	8,754	(12,224)	484,200
Securitization of accounts receivable	—	—	—	264,000	—	264,000
Revolving line of credit	—	—	17,000	—	—	17,000
Other liabilities	—	—	73,774	55,315	—	129,089
Total liabilities	8,317	501,510	2,212,025	396,911	(593,342)	2,525,421
Total stockholders’ equity	365,415	772,013	1,028,050	211,429	(2,093,320)	283,587
Total liabilities and stockholders’ equity	$373,732	$1,273,523	$3,240,075	$608,340	$(2,686,662)	$2,809,008

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of income for the three months ended June 30, 2014 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Operating revenue	$—	$—	$1,054,756	$39,206	$(18,064)	$1,075,898
Operating expenses:
Salaries, wages and employee benefits	1,291	—	228,897	7,905	—	238,093
Operating supplies and expenses	679	1	84,815	1,296	(2,714)	84,077
Fuel	—	—	146,495	7,182	—	153,677
Purchased transportation	—	—	349,494	2,595	(11,840)	340,249
Rental expense	—	—	55,524	776	(165)	56,135
Insurance and claims	1,680	—	25,457	9,529	(3,345)	33,321
Depreciation and amortization of property and equipment	—	—	53,473	1,318	—	54,791
Amortization of intangibles	—	—	4,010	193	—	4,203
Gain on disposal of property and equipment	—	—	(8,312)	—	—	(8,312)
Communication and utilities	—	—	7,441	275	—	7,716
Operating taxes and licenses	62	—	15,063	2,801	—	17,926
Total operating expenses	3,712	1	962,357	33,870	(18,064)	981,876
Operating income (loss)	(3,712)	(1)	92,399	5,336	—	94,022
Interest expense, net	19	11,918	9,381	1,061	—	22,379
Other (income) expenses, net	(42,587)	(33,347)	(23,638)	(3,485)	109,337	6,280
Income before income taxes	38,856	21,428	106,656	7,760	(109,337)	65,363
Income tax expense (benefit)	(1,342)	(5,095)	28,896	2,706	—	25,165
Net income (loss)	$40,198	$26,523	$77,760	$5,054	$(109,337)	$40,198

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of income for the three months ended June 30, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Operating revenue	$—	$—	$1,009,881	$40,813	$(21,623)	$1,029,071
Operating expenses:
Salaries, wages and employee benefits	833	—	215,346	7,673	—	223,852
Operating supplies and expenses	631	4	75,194	5,041	(1,874)	78,996
Fuel	—	—	154,059	6,827	—	160,886
Purchased transportation	—	—	317,745	3,641	(13,269)	308,117
Rental expense	—	—	42,259	876	(139)	42,996
Insurance and claims	—	—	29,562	10,376	(6,341)	33,597
Depreciation and amortization of property and equipment	—	—	55,720	1,160	—	56,880
Amortization of intangibles	—	—	4,010	193	—	4,203
Gain on disposal of property and equipment	—	—	(5,178)	35	—	(5,143)
Communication and utilities	—	—	5,675	226	—	5,901
Operating taxes and licenses	—	—	15,719	2,801	—	18,520
Total operating expenses	1,464	4	910,111	38,849	(21,623)	928,805
Operating income (loss)	(1,464)	(4)	99,770	1,964	—	100,266
Interest expense, net	—	12,914	10,405	1,429	—	24,748
Other (income) expenses, net	(20,844)	(38,501)	(30,739)	(2,981)	91,741	(1,324)
Income (loss) before income taxes	19,380	25,583	120,104	3,516	(91,741)	76,842
Income tax expense (benefit)	(23,561)	(4,793)	53,821	1,496	—	26,963
Net income (loss)	$42,941	$30,376	$66,283	$2,020	$(91,741)	$49,879

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of income for the six months ended June 30, 2014 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Operating revenue	$—	$—	$2,043,749	$77,728	$(37,133)	$2,084,344
Operating expenses:
Salaries, wages and employee benefits	2,352	—	449,431	15,676	—	467,459
Operating supplies and expenses	1,363	1	161,090	7,924	(5,476)	164,902
Fuel	—	—	295,627	14,072	—	309,699
Purchased transportation	—	—	679,006	5,052	(24,640)	659,418
Rental expense	—	—	106,516	1,666	(328)	107,854
Insurance and claims	3,395	—	60,392	18,671	(6,689)	75,769
Depreciation and amortization of property and equipment	—	—	108,241	2,725	—	110,966
Amortization of intangibles	—	—	8,021	386	—	8,407
Gain on disposal of property and equipment	—	—	(11,471)	—	—	(11,471)
Communication and utilities	—	—	14,321	565	—	14,886
Operating taxes and licenses	62	—	30,580	5,621	—	36,263
Total operating expenses	7,172	1	1,901,754	72,358	(37,133)	1,944,152
Operating income (loss)	(7,172)	(1)	141,995	5,370	—	140,192
Interest expense, net	49	24,699	19,325	2,418	—	46,491
Other (income) expenses, net	(56,743)	(34,510)	(16,863)	(6,547)	122,992	8,329
Income (loss) before income taxes	49,522	9,810	139,533	9,499	(122,992)	85,372
Income tax expense (benefit)	(2,981)	(10,914)	43,541	3,223	—	32,869
Net income (loss)	$52,503	$20,724	$95,992	$6,276	$(122,992)	$52,503

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of income for the six months ended June 30, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Operating revenue	$—	$—	$1,973,623	$79,439	$(42,383)	$2,010,679
Operating expenses:
Salaries, wages and employee benefits	1,378	—	434,067	14,892	—	450,337
Operating supplies and expenses	1,130	4	145,532	8,029	(3,632)	151,063
Fuel	—	—	315,917	13,085	—	329,002
Purchased transportation	—	—	619,395	6,619	(25,741)	600,273
Rental expense	—	—	82,149	1,797	(327)	83,619
Insurance and claims	—	—	56,293	21,525	(12,683)	65,135
Depreciation and amortization of property and equipment	—	—	109,550	2,200	—	111,750
Amortization of intangibles	—	—	8,021	386	—	8,407
Gain on disposal of property and equipment	—	—	(8,011)	20	—	(7,991)
Communication and utilities	—	—	12,043	423	—	12,466
Operating taxes and licenses	—	—	31,169	5,465	—	36,634
Total operating expenses	2,508	4	1,806,125	74,441	(42,383)	1,840,695
Operating income (loss), net	(2,508)	(4)	167,498	4,998	—	169,984
Interest expense, net	—	25,827	22,753	2,501	—	51,081
Other (income) expenses	(44,343)	(45,448)	(31,271)	(5,347)	123,491	(2,918)
Income before income taxes	41,835	19,617	176,016	7,844	(123,491)	121,821
Income tax expense (benefit)	(24,447)	(9,583)	72,336	3,344	—	41,650
Net income (loss)	$66,282	$29,200	$103,680	$4,500	$(123,491)	$80,171

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the three months ended June 30, 2014 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net income	$40,198	$26,523	$77,760	$5,054	$(109,337)	$40,198
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	1,482	—	—	1,482
Change in fair value of interest rate swaps	—	—	—	—	—	—
Other comprehensive income before income taxes	—	—	1,482	—	—	1,482
Income tax effect of items of other comprehensive income	—	—	(571)	—	—	(571)
Total comprehensive income	$40,198	$26,523	$78,671	$5,054	$(109,337)	$41,109

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the three months ended June 30, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net income (loss)	$42,941	$30,376	$66,283	$2,020	$(91,741)	$49,879
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	468	—	—	468
Change in fair value of interest rate swaps	—	—	174	—	—	174
Other comprehensive income before income taxes	—	—	642	—	—	642
Income tax effect of items of other comprehensive income	—	—	(244)	—	—	(244)
Total comprehensive income (loss)	$42,941	$30,376	$66,681	$2,020	$(91,741)	$50,277

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the six months ended June 30, 2014 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net income (loss)	$52,503	$20,724	$95,992	$6,276	$(122,992)	$52,503
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	2,796	—	—	2,796
Change in fair value of interest rate swaps	—	—	—	—	—	—
Other comprehensive income before income taxes	—	—	2,796	—	—	2,796
Income tax effect of items of other comprehensive income	—	—	(1,077)	—	—	(1,077)
Total comprehensive income (loss)	$52,503	$20,724	$97,711	$6,276	$(122,992)	$54,222

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the six months ended June 30, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net income (loss)	$66,282	$29,200	$103,680	$4,500	$(123,491)	$80,171
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	959	—	—	959
Change in fair value of interest rate swaps	—	—	(145)	—	—	(145)
Other comprehensive income before income taxes	—	—	814	—	—	814
Income tax effect of items of other comprehensive income	—	—	(218)	—	—	(218)
Total comprehensive income (loss)	$66,282	$29,200	$104,276	$4,500	$(123,491)	$80,767

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of cash flows for the six months ended June 30, 2014 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net cash provided by (used in) operating activities	$42,070	$(56,151)	$233,111	$(35,547)	$—	$183,483
Cash flows from investing activities:
Increase in restricted cash	—	—	—	(1,982)	—	(1,982)
Change in restricted investments	—	—	—	(113)	—	(113)
Proceeds from sale of property and equipment	—	—	77,088		—	77,088
Capital expenditures	—	—	(134,554)	(514)	—	(135,068)
Payments received on notes receivable		—	2,226	—	—	2,226
Expenditures on assets held for sale	—	—	(1,991)	—	—	(1,991)
Payments received on assets held for sale	—	—	13,603	—	—	13,603
Payments received on equipment sale receivables	—	—	385	—	—	385
Net cash used in investing activities	—	—	(43,243)	(2,609)	—	(45,852)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	450,000	—	—	450,000
Payment of deferred loan costs	—	—	(10,541)	—	—	(10,541)
Borrowings under accounts receivable securitization	—	—	—	95,000	—	95,000
Repayment of long-term debt and capital leases	(3,607)	—	(701,732)	(2,047)	—	(707,386)
Net borrowings on revolving line of credit	—	—	82,000	—	—	82,000
Repayment of accounts receivable securitization	—	—	—	(40,000)	—	(40,000)
Net funding (to) from affiliates	(46,109)	56,151	2,328	(12,370)	—	—
Proceeds from exercise of stock options	5,811	—	—	—	—	5,811
Income tax benefit from exercise of stock options	1,835	—	—	—	—	1,835
Net cash provided by (used in) financing activities	(42,070)	56,151	(177,945)	40,583	—	(123,281)
Net increase in cash and cash equivalents	—	—	11,923	2,427	—	14,350
Cash and cash equivalents at beginning of period	—	—	54,564	4,614	—	59,178
Cash and cash equivalents at end of period	$—	$—	$66,487	$7,041	$—	$73,528

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

 Condensed consolidating statement of cash flows for the six months ended June 30, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net cash provided by (used in) operating activities	$57,295	$(14,029)	$222,329	$(19,949)	$—	$245,646
Cash flows from investing activities:
Decrease in restricted cash	—	—	—	8,984	—	8,984
Change in restricted investments	—	—	—	(4,680)	—	(4,680)
Proceeds from sale of property and equipment	—	—	47,125	136	—	47,261
Capital expenditures	—	—	(163,815)	(505)	—	(164,320)
Payments received on notes receivable	—	—	2,074	—	—	2,074
Expenditures on assets held for sale	—	—	(1,614)	—	—	(1,614)
Payments received on assets held for sale	—	—	22,773	—	—	22,773
Payments received on equipment sale receivables	—	—	644	—	—	644
Dividends from subsidiary	—	—	6,800	—	(6,800)	—
Payments received on intercompany notes payable	—	—	3,399	—	(3,399)	—
Capital contribution to subsidiary	—	—	(1,160)	—	1,160	—
Net cash provided by (used in) investing activities	—	—	(83,774)	3,935	(9,039)	(88,878)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	—	—	(129,300)	(902)	—	(130,202)
Net borrowings on revolving line of credit	—	—	7,313	—	—	7,313
Borrowings under accounts receivable securitization	—	—	—	80,000	—	80,000
Repayment of accounts receivable securitization	—	—	—	(119,000)	—	(119,000)
Proceeds from long-term debt	—	—	16,000	7,528	—	23,528
Payment of deferred loan costs	—	—	(1,332)	(851)	—	(2,183)
Distribution to Central stockholders, pre-acquisition	—	—	(1,988)	—	—	(1,988)
Issuance of Central loan receivable, pre-acquisition	—	—	(30,000)	—	—	(30,000)
Proceeds from exercise of stock options	6,182	—	—	—	—	6,182
Income tax benefit from exercise of stock options	(504)	—	—	—	—	(504)
Dividend to parent	—	—	—	(6,800)	6,800	—
Capital contribution	—	—	—	1,160	(1,160)	—
Repayment of intercompany notes payable	—	—	—	(3,399)	3,399	—
Net funding (to) from affiliates	(62,973)	14,029	(14,052)	62,996	—	—
Net cash provided by (used in) financing activities	(57,295)	14,029	(153,359)	20,732	9,039	(166,854)
Net increase (decrease) in cash and cash equivalents	—	—	(14,804)	4,718	—	(10,086)
Cash and cash equivalents at beginning of period	—	—	43,877	9,719	—	53,596
Cash and cash equivalents at end of period	$—	$—	$29,073	$14,437	$—	$43,510

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$1,075,898	$1,029,071	$2,084,344	$2,010,679
Less: Fuel surcharge revenue	199,561	198,924	391,008	395,981
Revenue xFSR	876,337	830,147	1,693,336	1,614,698
Total GAAP operating expense	981,876	928,805	1,944,152	1,840,695
Adjusted for:
Fuel surcharge revenue	(199,561)	(198,924)	(391,008)	(395,981)
Amortization of certain intangibles (a)	(3,912)	(3,912)	(7,824)	(7,824)
Adjusted operating expense	778,403	725,969	1,545,320	1,436,890
Adjusted operating income	$97,934	$104,178	$148,016	$177,808
Operating Ratio	91.3%	90.3%	93.3%	91.5%
Adjusted Operating Ratio	88.8%	87.5%	91.3%	89.0%

(a)	Amortization of certain intangibles reflects the non-cash amortization expense relating to certain intangible assets identified in our 2007 going private transaction.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Net income	$40,198	$49,879	$52,503	$80,171
Adjusted for:
Depreciation and amortization of property and equipment	54,791	56,880	110,966	111,750
Amortization of intangibles	4,203	4,203	8,407	8,407
Interest expense	21,453	24,762	44,678	51,124
Derivative interest expense	1,618	532	3,271	1,094
Interest income	(692)	(546)	(1,458)	(1,137)
Income tax expense	25,165	26,963	32,869	41,650
EBITDA	146,736	162,673	251,236	293,059
Non-cash equity compensation (a)	1,292	893	2,353	1,498
Loss on debt extinguishment (b)	6,990	—	9,903	5,044
Adjusted EBITDA	$155,018	$163,566	$263,492	$299,601

(a)
Represents recurring non-cash equity compensation expense on a pre-tax basis. In accordance with the terms of our senior credit agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.

(b)
On June 9, 2014, the Company entered into a Third Amended and Restated Credit Agreement ("2014 Agreement"). The 2014 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches with outstanding principal balances of $229.0 million and $370.9 million, respectively, at closing under the Second Amended and Restated Credit Agreement ("2013 Agreement"), with a $500.0 million face value delayed-draw first lien term loan A tranche maturing June 2019, of which $50.0 million was drawn upon closing, and a $400.0 million face value first lien term loan B tranche maturing June 2021. Additionally, the 2014 Agreement includes a $450.0 million revolving credit line maturing June 2019, $164.0 million of which was drawn upon closing, replacing the previous $400.0 million revolving credit line maturing September 2016. The replacement of the 2013 Agreement and the previous revolver resulted in a loss on debt extinguishment of $5.2 million in the second quarter of 2014, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2013 Agreement and the previous revolver. Further, in April 2014, the Company repurchased in an open market transaction at a price of 110.30%, $15.4 million principal amount of its Senior Second Priority Secured Notes with cash on hand. The Company paid total proceeds of $17.6 million, which included the principal amount, the premium and the accrued interest. These amounts and the related write-off of the unamortized original issue discount resulted in a loss on debt extinguishment of $1.8 million in second quarter of 2014. Additionally, in March 2014, the Company repurchased in an open market transaction at a price of 110.70%, $23.8 million principal amount of its Senior Second Priority Secured Notes with cash on hand. The Company paid total proceeds of $27.1 million, which included the principal amount, the premium and the accrued interest. These amounts and the related write-off of the unamortized original issue discount resulted in a loss on debt extinguishment of $2.9 million in the first quarter of 2014.

On March 7, 2013, the Company entered into the 2013 Agreement. The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the Amended and Restated Credit Agreement (“2012 Agreement”) entered into on March 6, 2012, with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term loan B-1 and B-2 tranches with face values of $250.0 million and $410.0 million, respectively. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million in the first quarter of 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Diluted earnings per share	$0.28	$0.35	$0.37	$0.57
Adjusted for:
Income tax expense	0.18	0.19	0.23	0.29
Income before income taxes	0.46	0.54	0.60	0.86
Loss on debt extinguishment (a)	0.05	—	0.07	0.04
Amortization of certain intangibles (b)	0.03	0.03	0.05	0.06
Adjusted income before income taxes	0.53	0.57	0.72	0.95
Provision for income tax expense at effective rate	0.20	0.22	0.28	0.37
Adjusted EPS	$0.33	$0.35	$0.44	$0.59

(a)	Includes the items discussed in note (b) to the Adjusted EBITDA table above.

(b)	Includes the items discussed in note (a) to the Adjusted Operating Ratio table above.
Overview
We are a multi-faceted transportation services company and have the largest fleet of truckload equipment in North America. As of June 30, 2014, we operate a tractor fleet of approximately 18,600 units comprised of 13,600 tractors driven by company drivers and 5,000 owner-operator tractors, a fleet of 57,500 trailers, and 8,700 intermodal containers from 40 major terminals positioned near major freight centers and traffic lanes in the United States and Mexico. We offer customers the opportunity for “one-stop shopping” for their truckload transportation needs through a broad spectrum of services and equipment. Our extensive suite of services includes general, dedicated, and cross-border U.S./Mexico truckload services through dry van, temperature-controlled, flatbed, and specialized trailers, in addition to rail intermodal and non-asset based freight brokerage and logistics management services, making us an attractive choice for a broad array of customers.
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
During the three and six months ended June 30, 2014, we continued to focus on our goals related to utilization improvements, rate increases, and Dedicated and Intermodal segment growth. We also accelerated the progress we are making with our post systems integration related to Central Refrigerated and have laid the foundation for the cost synergies previously identified. In addition, we took a significant step forward in reducing the costs of our outstanding debt by entering into our new 2014 Agreement with more favorable terms and additional capacity to facilitate the call of our 10.00% Senior Second Priority Secured Notes in the fourth quarter of 2014. Despite these improvements, we were constrained in our Truckload and Central Refrigerated segments by the challenging driver market. Our driver turnover and unseated truck count were higher than anticipated during the second quarter of 2014. Therefore, we sold more trucks in the second quarter to offset the impact of idle equipment, which drove additional gains on sale of equipment during the second quarter of 2014. After assessing the current and expected environment, we believe the best investment we can make at this time, for all stakeholders, is in our drivers. Our goal is to clear the path for our drivers by helping them overcome challenges, eliminate wait times and take home more money. We believe we can accomplish this through improved productivity and enhanced pay packages. Based on results we have seen thus far, we believe our drivers will stay with Swift, which will further improve our productivity and safety. These operational improvements, combined with rate increases from our customers, should help pay for the investments we are making in our drivers; however, we expect to have cost headwinds in the latter half of 2014 as the investment in our drivers will be more immediate and the benefits are expected to be derived over time. We believe by making these investments now, we can deliver on our goals for 2015 and beyond.
The table below reflects our key operating and financial metrics for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands, except per share amounts)
Total operating revenue	$1,075,898	$1,029,071	$2,084,344	$2,010,679
Revenue xFSR	$876,337	$830,147	$1,693,336	$1,614,698
Net income	$40,198	$49,879	$52,503	$80,171
Diluted earnings per share	$0.28	$0.35	$0.37	$0.57
Operating Ratio	91.3%	90.3%	93.3%	91.5%
Adjusted Operating Ratio	88.8%	87.5%	91.3%	89.0%
Adjusted EBITDA	$155,018	$163,566	$263,492	$299,601
Adjusted EPS	$0.33	$0.35	$0.44	$0.59

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

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013
Factors Affecting Comparability between Periods
Three months ended June 30, 2014 and 2013 results of operations
Net income for the three months ended June 30, 2014 and June 30, 2013 was $40.2 million and $49.9 million, respectively. Items during the 2014 period impacting comparability between the three months ended June 30, 2014 and the corresponding 2013 period include the following:

•	$3.3 million reduction in interest expense in 2014 as compared to 2013 resulting from our voluntary debt prepayments made in the latter half of 2013 and through the first six months of 2014; and

•	$7.0 million loss on debt extinguishment resulting from the repurchase of our Senior Second Priority Secured Notes and the replacement of the senior credit facility during the second quarter of 2014.

Six months ended June 30, 2014 results of operations
Net income for the six months ended June 30, 2014 was $52.5 million. Items during the 2014 period impacting comparability between the six months ended June 30, 2014 and the corresponding 2013 period include the following:

•	$6.4 million reduction in interest expense in 2014 as compared to 2013, resulting from our voluntary debt prepayments made in the latter half of 2013 and through the first six months of 2014; and

•	$9.9 million loss on debt extinguishment resulting from the repurchase of our Senior Second Priority Secured Notes and the replacement of the senior credit facility during the second quarter of 2014.

Six months ended June 30, 2013 results of operations
Net income for the six months ended June 30, 2013 was $80.2 million. Items during the 2013 period impacting comparability between the first six months of 2013 and the corresponding 2014 period include the following:

•	$6.1 million gain on the sale of two properties classified as held for sale in the first quarter of 2013; and

•	$5.0 million loss on debt extinguishment resulting from the replacement of our previous Amended and Restated Credit Agreement in the first quarter of 2013.
Results of Operations—Segment Review
We operate four reportable segments: Truckload, Dedicated, Central Refrigerated and Intermodal. The descriptions of the operations of these reportable segments are described in Note 14 in the notes to our consolidated financial statements. In the first quarter of 2014, the Company reorganized its reportable segments to reflect management's revised reporting structure of its lines of businesses following the integration of Central Refrigerated. In association with the operational reorganization, the operations of Central Refrigerated's Trailer on Flat Car business are reported within the Company's Intermodal segment and the operations of Central Refrigerated's logistic business, third-party leasing, and other services provided to owner-operators are reported in the Company's other non-reportable segment. The following tables reconcile our operating revenues and operating income by reportable segment to our consolidated operating revenue and operating income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Operating revenue:
Truckload	$575,481	$588,724	$1,128,538	$1,148,319
Dedicated	223,098	182,651	416,751	361,877
Central Refrigerated	106,911	111,238	213,674	217,640
Intermodal	100,911	90,994	192,224	174,258
Subtotal	1,006,401	973,607	1,951,187	1,902,094
Nonreportable segments	83,491	71,915	159,157	143,972
Intersegment eliminations	(13,994)	(16,451)	(26,000)	(35,387)
Consolidated operating revenue	$1,075,898	$1,029,071	$2,084,344	$2,010,679
Operating income (loss):
Truckload	$69,596	$64,614	$101,503	$107,017
Dedicated	21,112	24,263	32,642	43,217
Central Refrigerated	3,662	5,660	6,082	10,381
Intermodal	(495)	788	(1,421)	(816)
Subtotal	93,875	95,325	138,806	159,799
Nonreportable segments	147	4,941	1,386	10,185
Consolidated operating income	$94,022	$100,266	$140,192	$169,984
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
Truckload

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars and miles in thousands, except per tractor amounts)
Operating revenue	$575,481	$588,724	$1,128,538	$1,148,319
Operating income	$69,596	$64,614	$101,503	$107,017
Operating Ratio	87.9%	89.0%	91.0%	90.7%
Adjusted Operating Ratio	84.8%	86.2%	88.7%	88.2%
Weekly trucking Revenue xFSR per tractor	$3,453	$3,270	$3,335	$3,227
Total loaded miles	259,583	274,830	514,009	536,680
Deadhead miles percentage	11.7%	11.4%	11.7%	11.3%
Average tractors available for dispatch:
Company	6,822	7,733	6,987	7,613
Owner-Operator	3,406	3,288	3,445	3,290
Total	10,228	11,021	10,432	10,903
A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$575,481	$588,724	$1,128,538	$1,148,319
Less: Fuel surcharge revenue	116,414	120,144	228,062	238,483
Revenue xFSR	459,067	468,580	900,476	909,836
Total GAAP operating expense	505,885	524,110	1,027,035	1,041,302
Adjusted for:
Fuel surcharge revenue	(116,414)	(120,144)	(228,062)	(238,483)
Adjusted operating expense	389,471	403,966	798,973	802,819
Adjusted operating income	$69,596	$64,614	$101,503	$107,017
Adjusted Operating Ratio	84.8%	86.2%	88.7%	88.2%

Revenue
For the three months ended June 30, 2014, our Truckload segment operating revenue decreased by $13.2 million, or 2.2%, compared with the same period in 2013. Additionally, our Truckload Revenue xFSR decreased 2.0% from the three months ended June 30, 2013 to the three months ended June 30, 2014. This decrease was primarily due to the shift of resources from our Truckload segment to support the growth within our Dedicated segment as well as the increased challenges in the over the road driver market resulting in a 5.5% decrease in loaded miles. Despite these headwinds, during the second quarter of 2014, Truckload Revenue xFSR per loaded mile increased 3.7% as compared to the second quarter of 2013. This increase in Revenue xFSR per loaded mile in addition to our 1.8% improvement in loaded miles per truck per week resulted in our a 5.6% increase in our Truckload weekly Revenue xFSR per tractor during the second quarter of 2014 as compared to the second quarter of 2013.
For the six months ended June 30, 2014, our Truckload segment operating revenue decreased by $19.8 million, or 1.7%, compared with the same period in 2013. Additionally, our Truckload Revenue xFSR decreased 1.0% from the six months ended June 30, 2013 to the six months ended June 30, 2014. As noted above, this decrease was primarily the result of the shift of resources from our Truckload segment to support the growth within our Dedicated segment, specifically within the second quarter of 2014. As a result of this shift and the severe winter weather during the first quarter of 2014, total loaded miles decreased 4.2% during the six months ended June 30, 2014 as compared to the same period of 2013. The reduction in loaded miles were slightly offset by the 3.3% increase in our Truckload weekly Revenue xFSR per tractor from June 30, 2013 to June 30, 2014 as a result of the 3.4% increase in Truckload Revenue xFSR per loaded mile during the same periods driven by contractual rate increases, freight mix, and an increase in paid repositioning.

Operating income
Truckload operating income increased $5.0 million from the second quarter of 2013 to the second quarter of 2014, which resulted in our Adjusted Operating Ratio improving 140 basis points to 84.8% during the three months ended June 30, 2014. This improvement in our Truckload Adjusted Operating Ratio was primarily driven by the 5.6% increase in our Truckload weekly Revenue xFSR per Tractor from the second quarter of 2013 to the second quarter of 2014 noted above. Our continued focus on improving utilization and the initiatives we are implementing more than offset the negative impact from the hours of service changes implemented in July 2013.
Truckload operating income decreased $5.5 million from the six months ended June 30, 2013 to the six months ended June 30, 2014. Additionally, our Truckload Adjusted Operating Ratio increased from 88.2% for the six months ended June 30, 2013 to 88.7% for the six months ended June 30, 2014. This increase in Adjusted Operating Ratio was primarily driven by increases in insurance and claims expense, other weather related items and higher equipment costs incurred during the first quarter of 2014 offset by the improvements noted above during the second quarter of 2014.

Dedicated

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands, except per tractor amounts)
Operating revenue	$223,098	$182,651	$416,751	$361,877
Operating income	$21,112	$24,263	$32,642	$43,217
Operating Ratio	90.5%	86.7%	92.2%	88.1%
Adjusted Operating Ratio	88.5%	83.7%	90.4%	85.3%
Weekly trucking Revenue xFSR per tractor	$3,191	$3,396	$3,184	$3,391
Average tractors available for dispatch:
Company	3,650	2,735	3,405	2,709
Owner-Operator	770	632	731	638
Total	4,420	3,367	4,136	3,347
A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$223,098	$182,651	$416,751	$361,877
Less: Fuel surcharge revenue	39,775	33,998	76,309	68,431
Revenue xFSR	183,323	148,653	340,442	293,446
Total GAAP operating expense	201,986	158,388	384,109	318,660
Adjusted for:
Fuel surcharge revenue	(39,775)	(33,998)	(76,309)	(68,431)
Adjusted operating expenses	162,211	124,390	307,800	250,229
Adjusted operating income	$21,112	$24,263	$32,642	$43,217
Adjusted Operating Ratio	88.5%	83.7%	90.4%	85.3%
Revenue
For the three months ended June 30, 2014, our Dedicated segment operating revenue increased $40.4 million, or 22.1% and our Dedicated Revenue xFSR increased 23.3%, compared to the same period in 2013. This increase in Revenue xFSR was driven by numerous new contracts that started in the latter half of 2013 and continued through the first six months of 2014.
For the six months ended June 30, 2014, our Dedicated segment operating revenue increased $54.9 million, or 15.2%, and our Revenue xFSR increased $47.0 million, or 16.0%, compared to the same period in 2013. Theses increases were driven by new customer accounts added in the latter half of 2013 and the first six months of 2014.

Operating income
For the three months ended June 30, 2014, our Dedicated operating income decreased to $21.1 million compared to $24.3 million in the same period in 2013. Our Dedicated Adjusted Operating Ratio increased 480 basis points to 88.5% for the three months ended June 30, 2014 from 83.7% in the same period in 2013. Despite the increase in Dedicated Revenue xFSR during the second quarter of 2014, the increase in our Dedicated Adjusted Operating Ratio was primarily driven by the start up costs related to the new customer accounts noted above, an increase in both equipment costs and workers compensation expense during the second quarter of 2014 as compared to the same period in 2013.
For the six months ended June 30, 2014, our dedicated operating income decreased to $32.6 million from $43.2 million in the same period in 2013 and our Dedicated Adjusted Operating Ratio increased 510 basis points to 90.4% for the six months ended June 30, 2014 from 85.3% in the same period in 2013. This deterioration in our Dedicated Adjusted Operating Ratio was primarily due to the increased start-up costs of new customer accounts, higher replacement costs of new equipment, and the severe winter weather experienced in the first quarter of 2014.

Central Refrigerated

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars and miles in thousands, except per tractor amounts)
Operating revenue	$106,911	$111,238	$213,674	$217,640
Operating income	$3,662	$5,660	$6,082	$10,381
Operating Ratio	96.6%	94.9%	97.2%	95.2%
Adjusted Operating Ratio	95.7%	93.5%	96.4%	93.8%
Weekly trucking Revenue xFSR per tractor	$3,543	$3,367	$3,383	$3,349
Total loaded miles	42,937	49,239	85,694	96,339
Deadhead miles percentage	15.1%	12.4%	14.6%	12.2%
Average tractors available for dispatch:
Company	1,057	1,043	1,057	1,020
Owner-Operator	810	947	882	927
Total	1,867	1,990	1,939	1,947
A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$106,911	$111,238	$213,674	$217,640
Less: Fuel surcharge revenue	20,941	24,162	44,118	49,012
Revenue xFSR	85,970	87,076	169,556	168,628
Total GAAP operating expense	103,249	105,578	207,592	207,259
Adjusted for:
Fuel surcharge revenue	(20,941)	(24,162)	(44,118)	(49,012)
Adjusted operating expenses	82,308	81,416	163,474	158,247
Adjusted operating income	$3,662	$5,660	$6,082	$10,381
Adjusted Operating Ratio	95.7%	93.5%	96.4%	93.8%
Revenue
For the three months ended June 30, 2014, our Central Refrigerated segment operating revenue decreased $4.3 million, or 3.9%, compared with the same period in 2013. Additionally, during the second quarter of 2014, our Central Refrigerated Revenue xFSR decreased 1.3%, as compared to the second quarter of 2013. This decrease in Revenue xFSR was driven primarily by the increasingly challenging driver market and the systems integration in February 2014, which increased our unseated trucks reducing our average tractors available for dispatch by 6.2% from the second quarter of 2013 to the second quarter of 2014. Our total loaded miles within our Central Refrigerated segment decreased 12.8% during the three months ended June 30, 2014 as compared to the same period in 2013. This decrease in loaded miles was offset by a 5.2% increase in our weekly trucking Revenue xFSR per tractor during the second quarter of 2014 as compared to the second quarter of 2013, primarily as a result of the 13.2% increase in Revenue xFSR per loaded mile partially offset by a 7.1% decrease in our loaded miles per truck per week. A portion of these changes were driven by the significant new dedicated customer added in June 2013, which has a much lower average length of haul, higher deadhead, and a much higher Revenue xFSR per loaded mile. Excluding this specialty dedicated account, Revenue xFSR per loaded mile improved 8.6%, partially offset by a 4.5% reduction in our loaded miles per tractor per week.

For the six months ended June 30, 2014, our Central Refrigerated segment operating revenue decreased $4.0 million, or 1.8%, compared with the same period in 2013. However, Revenue xFSR for our Central Refrigerated segment remained relatively flat, increasing $0.9 million, or 0.5% from the six month ended June 30, 2013 to the six months ended June 30, 2014. Overall, total loaded miles decreased 11.0% from the six months ended June 30, 2013 to the six months ended June 30, 2014. However, this decrease was offset by a 1.0% increase in weekly trucking Revenue xFSR per tractor from the first six months of 2013 to the first six months of 2014, as a result of 13.0% increase in Revenue xFSR per loaded mile. As noted above, in June 2013, our Central Refrigerated segment added a significant new dedicated customer, which has a much lower average length of haul, higher deadhead, and a much higher Revenue xFSR per loaded mile. This increase in business was partially offset by lower volumes during the first quarter of 2014 primarily due to the severe winter weather and the conversion to Swift's system and process in February 2014.

Operating income
Our Central Refrigerated segment operating income decreased $2.0 million from the second quarter of 2013 to the second quarter of 2014. This decrease in operating income caused our Adjusted Operating Ratio to increase to 95.7% during the three months ended June 30, 2014 compared with 93.5% in the same period in 2013. The 220 basis point increase in Adjusted Operating Ratio over the second quarter of 2013 was driven primarily by the decrease in our over the road fleet as discussed above as well as continued challenges with a large unique dedicated customer added in June 2013.
For the six months ended June 30, 2014, our Central Refrigerated operating income decreased to $6.1 million from $10.4 million in the same period in 2013 and our Central Refrigerated Adjusted Operating Ratio increased to 96.4% for the six months ended June 30, 2014 from 93.8% in the same period in 2013. This 260 basis point increase in our Adjusted Operating Ratio over the first six months of 2013 to the first six months of 2014 was primarily related to the severe weather we experienced in the first quarter of 2014, higher equipment costs, higher deadhead percentage, the challenges associated with the February 2014 system conversion, and the continued challenges with adding the large unique dedicated customer added in June 2013.

Intermodal

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands, except per tractor amounts)
Operating revenue	$100,911	$90,994	$192,224	$174,258
Operating loss	$(495)	$788	$(1,421)	$(816)
Operating Ratio	100.5%	99.1%	100.7%	100.5%
Adjusted Operating Ratio	100.6%	98.9%	100.9%	100.6%
Average tractors available for dispatch:
Company	409	301	394	298
Owner-Operator	68	29	71	24
Total	477	330	465	322
Load count	43,404	39,124	82,007	74,763
Average container count	8,717	8,717	8,717	8,717
A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$100,911	$90,994	$192,224	$174,258
Less: Fuel surcharge revenue	20,104	18,814	38,468	36,825
Revenue xFSR	80,807	72,180	153,756	137,433
Total GAAP operating expense	101,406	90,206	193,645	175,074
Adjusted for:
Fuel surcharge revenue	(20,104)	(18,814)	(38,468)	(36,825)
Adjusted operating expenses	81,302	71,392	155,177	138,249
Adjusted operating (loss) income	$(495)	$788	$(1,421)	$(816)
Adjusted Operating Ratio	100.6%	98.9%	100.9%	100.6%
Revenue

For the three months ended June 30, 2014, our Intermodal operating revenue increased $9.9 million, or 10.9%, compared to the same period in 2013. During the second quarter of 2014, our Intermodal Revenue xFSR grew 12.0% over the same period of 2013. This increase in Revenue xFSR was driven by a 10.9% increase in loads and a 1.0% improvement in Revenue xFSR per load.
For the six months ended June 30, 2014, our Intermodal operating revenue increased $18.0 million, or 10.3%, compared to the same period in 2013. During the first six months of 2014, our Intermodal Revenue xFSR grew 11.9% over the same period of 2013. This increase in Revenue xFSR was driven by a 2.0% increase in Revenue xFSR per load and a 9.7% increase in loads during the six months ended June 30, 2014 compared to same period in 2013.

Operating (loss) income
During the second quarter of 2014, our Intermodal segment had an operating loss equal to $0.5 million compared to operating income of $0.8 million during the same period in 2013. Our Intermodal Adjusted Operating Ratio increased from 98.9% in the second quarter of 2013 to 100.6% in the second quarter of 2014. This 170 basis point increase was primarily driven by increased insurance and drayage costs. These cost increases were partially offset by improved container utilization during the second quarter of 2014 compared to the same period in 2013.
For the six months ended June 30, 2014, our intermodal operating loss increased to $1.4 million from $0.8 million for the six months ended June 30, 2013. Correspondingly, our Intermodal Adjusted Operating Ratio increased to 100.9% during the first half of 2014 from 100.6% in the same period in 2013. This increase in our Adjusted Operating Ratio was primarily driven by increased insurance and drayage costs and the severe weather conditions during the first quarter of 2014, which negatively impacted our volumes and operational costs. These increased costs were partially offset by improvements in our network, utilization of our equipment, and increase in our Revenue xFSR per load during the first six months of 2014 compared to the same period in 2013.
Other non-reportable segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Operating revenue	$83,491	$71,915	$159,157	$143,972
Operating income	$147	$4,941	$1,386	$10,185
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
For the three and six months ended June 30, 2014, combined revenue from these services increased 16.1% and 10.5%, respectively, compared to the corresponding period in 2013. These increases for the three and six months ended June 30, 2014 were driven primarily by an increase in services provided to owner-operators compared to the same periods in 2013.
Operating income
During the three and six months ended June 30, 2014, other non-reportable segment operating income decreased by $4.8 million and $8.8 million, respectively. These decreases for the three and six months ended June 30, 2014 as compared to the same periods in 2013 were primarily the result of increases in expenses related to the services we provide to owner-operators partially offset by the growth in revenue for these services noted above.

Consolidated Operating Expense
Salaries, Wages and Employee Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Salaries, wages and employee benefits	$238,093	$223,852	$467,459	$450,337
% of Revenue xFSR	27.2%	27.0%	27.6%	27.9%
% of operating revenue	22.1%	21.8%	22.4%	22.4%
For the three months ended June 30, 2014, salaries, wages, and employee benefits increased by $14.2 million, or 6.4%, compared with the same period in 2013. The dollar increase was primarily a result of an increase in workers compensation expense, the number of non-driver administrative staff, and an increase in driver wages per mile, primarily driven by driver mix changes across our various segments. Specifically, we experienced growth in our dedicated business, which typically has a shorter length of haul and a higher driver wage per mile. These increases are partially offset by a 4.3% decrease in the number of miles driven by company drivers during the second quarter of 2014, compared to the same period in 2013.
For the six months ended June 30, 2014, salaries, wages, and employee benefits increased by $17.1 million, or 3.8%, compared with the same period in 2013. The dollar increase was primarily a result of an increase in non-driver administrative staff and an increase in driver wages per mile, primarily driven by driver mix changes across our various segments. Specifically, we experienced growth in our dedicated business, which typically has a shorter length of haul and a higher driver wage per mile. These increases are partially offset by a 4.6% decrease in the number of miles driven by company drivers during the six months ended June 30, 2014, compared to the same period in 2013.
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
Operating Supplies and Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Operating supplies and expenses	$84,077	$78,996	$164,902	$151,063
% of Revenue xFSR	9.6%	9.5%	9.7%	9.4%
% of operating revenue	7.8%	7.7%	7.9%	7.5%
For the three months ended June 30, 2014, operating supplies and expenses increased by $5.1 million, or 6.4%, compared with the same period in 2013. As a percentage of Revenue xFSR, operating supplies and expenses remained relatively flat from the second quarter of 2013 to the second quarter of 2014. The dollar increase was primarily due to increased hiring costs, legal and professional expenses during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.
For the six months ended June 30, 2014, operating supplies and expenses increased by $13.8 million, or 9.2%, compared with the same period in 2013. As a percentage of Revenue xFSR, operating supplies and expenses increased to 9.7%, compared with 9.4% for the 2013 period. The increase was primarily due to increases in equipment maintenance, hiring costs and legal and professional expenses.
We believe that the market for drivers has tightened. As a result, hiring expenses, including recruiting and advertising, which are included in operating supplies and expenses, have increased and we expect this will continue to increase in order to attract sufficient numbers of qualified drivers to operate our fleet.
Fuel Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Fuel expense	$153,677	$160,886	$309,699	$329,002
% of operating revenue	14.3%	15.6%	14.9%	16.4%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Total fuel surcharge revenue	$199,561	$198,924	$391,008	$395,981
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	89,869	82,684	176,178	164,837
Company fuel surcharge revenue	$109,692	$116,240	$214,830	$231,144
Total fuel expense	$153,677	$160,886	$309,699	$329,002
Less: Company fuel surcharge revenue	109,692	116,240	214,830	231,144
Net fuel expense	$43,985	$44,646	$94,869	$97,858
% of Revenue xFSR	5.0%	5.4%	5.6%	6.1%
For the three months ended June 30, 2014, net fuel expense was $44.0 million compared to $44.6 million in the same period in 2013. The slight year over year decrease was primarily due to a 4.3% reduction in the number of miles driven by company drivers and improved miles per gallon, partially offset by an increase in idle fuel costs.
For the six months ended June 30, 2014, net fuel expense decreased $3.0 million, or 3.1%, compared with the same period in 2013. As a percentage of Revenue xFSR, net fuel expense improved to 5.6% during the six months ended June 30, 2014, compared with 6.1% in the 2013 period. The decrease in net fuel expense is due primarily to the 4.6% reduction of miles driven by company drivers which was partially offset by an increase in idle fuel costs resulting from the severe winter weather during the first quarter of 2014.
Purchased Transportation

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Purchased transportation expense	$340,249	$308,117	$659,418	$600,273
% of operating revenue	31.6%	29.9%	31.6%	29.9%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Purchased transportation expense	$340,249	$308,117	$659,418	$600,273
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	89,869	82,684	176,178	164,837
Purchased transportation expense, net of fuel surcharge reimbursement	$250,380	$225,433	$483,240	$435,436
% of Revenue xFSR	28.6%	27.2%	28.5%	27.0%
For the three months ended June 30, 2014, purchased transportation, net of fuel surcharge reimbursement, increased $24.9 million, or 11.1%, compared with the same period in 2013. This year over year dollar increase was primarily due to an increase in the number of owner-operators and an increase in intermodal miles. As a percentage of Revenue xFSR, purchased transportation, net of fuel surcharge reimbursement, increased 140 basis points from 27.2% in the second quarter of 2013 to 28.6% in the second quarter of 2014 primarily due to the increase in the percent of miles driven by owner-operators compared to company drivers and the revenue growth of both Intermodal and logistics businesses.
For the six months ended June 30, 2014, purchased transportation, net of fuel surcharge reimbursement, increased $47.8 million, or 11.0%, compared with the same period in 2013. This year over year dollar increase was primarily due to an increase in the number of owner-operators and an increase in both intermodal and third party logistics volume. As a percentage of Revenue xFSR, purchased transportation, net of fuel surcharge reimbursement, increased 150 basis points due primarily to due to the increase in the percent of miles driven by owner-operators compared to company drivers and the revenue growth of both Intermodal and logistics businesses.
Insurance and Claims

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Insurance and claims	$33,321	$33,597	$75,769	$65,135
% of Revenue xFSR	3.8%	4.0%	4.5%	4.0%
% of operating revenue	3.1%	3.3%	3.6%	3.2%
For the three months ended June 30, 2014, insurance and claims expense remained relatively flat decreasing to $33.3 million compared to $33.6 million in the same period in 2013. As a percentage of Revenue xFSR, insurance and claims decreased to 3.8%, compared with 4.0% in the 2013 period.
For the six months ended June 30, 2014, insurance and claims expense increased by $10.6 million, or 16.3%, compared with the same period in 2013. As a percentage of Revenue xFSR, insurance and claims increased to 4.5%, compared with 4.0% in the 2013 period. The increase was primarily due to $5.5 million negative development in 2014 from two claims relating to accidents that occurred in December 2013. Additionally, during the first three months of 2014, we experienced higher accident frequency, primarily related to the severe winter weather resulting in higher incurred but not reported reserves.

Rental Expense and Depreciation and Amortization of Property and Equipment
Because the mix of our leased versus owned tractors varies, we believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment when comparing results from period to period for analysis purposes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014		2013
	(Unaudited) (Dollars in thousands)
Rental expense	$56,135	$42,996		$107,854		$83,619
Depreciation and amortization of property and equipment	54,791	56,880	—	110,966	—	111,750
Rental expense and depreciation and amortization of property and equipment	$110,926	$99,876		$218,820		$195,369
% of Revenue xFSR	12.7%	12.0%		12.9%		12.1%
% of operating revenue	10.3%	9.7%		10.5%		9.7%
Rental expense and depreciation and amortization of property and equipment were primarily driven by our fleet of tractors and trailers shown below:

	As of
	June 30, 2014	December 31, 2013	June 30, 2013
	(Unaudited)
Tractors:
Company
Owned	5,618	6,081	6,201
Leased — capital leases	2,059	1,851	2,732
Leased — operating leases	5,880	4,834	4,402
Total company tractors	13,557	12,766	13,335
Owner-operator
Financed through the Company	4,473	4,473	4,028
Other	567	722	986
Total owner-operator tractors	5,040	5,195	5,014
Total tractors	18,597	17,961	18,349
Trailers	57,462	57,310	55,576
Containers	8,717	8,717	8,717
For the three months ended June 30, 2014, rental expense and depreciation and amortization of property and equipment increased by $11.1 million, or 11.1%, compared with the same period in 2013. As a percentage of Revenue xFSR, such expenses increased to 12.7% compared with 12.0% for same period in 2013. The increase was primarily due to the growth in the number of tractors, a higher number of leased tractors which includes financing costs, an increase in the number of owner-operator tractors financed through the Company, and higher equipment replacement cost from the second quarter of 2013 compared to the second quarter of 2014.
For the six months ended June 30, 2014, rental expense and depreciation and amortization of property and equipment increased by $23.5 million, or 12.0%, compared with the same period in 2013. As a percentage of Revenue xFSR, such expenses increased to 12.9% compared with 12.1% for same period in 2013. The increase was primarily due to the growth in the number of tractors, a higher number of leased tractors which includes financing costs, an increase in the number of owner-operator tractors financed through the Company, and higher equipment replacement cost during the first six months of 2014 compared to the same period in 2013.
Amortization of Intangibles
Amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with our 2007 going private transaction.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Amortization of intangibles	$4,203	$4,203	$8,407	$8,407
Amortization of intangibles for the three months ended June 30, 2014 and 2013 is comprised of $3.9 million in each period related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction.

Amortization of intangibles for the six months ended June 30, 2014 and 2013 is comprised of $7.8 million in each period related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.6 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction.
Gain on disposal of property and equipment

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Gain on disposal of property and equipment	$8,312	$5,143	$11,471	$7,991
Gain on disposal of property and equipment increased from $5.1 million during the second quarter of 2013 to $8.3 million during the second quarter of 2014. Given the difficult driver market, combined with strong used truck resale market, we made the decision to sell more tractors than originally anticipated, rather than have idle equipment during the second quarter of 2014.
For the six months ended June 30, 2014, gain on disposal of property and equipment increased $3.5 million to $11.5 million, compared with the same period in 2013. The increase was primarily related to the increase tractors sold during the second quarter of 2014 noted above.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Interest expense	$21,453	$24,762	$44,678	$51,124
On June 9, 2014, we entered into a Third Amended and Restated Credit Agreement ("2014 Agreement"). The 2014 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the Second Amended and Restated Credit Agreement entered into on March 7, 2013 ("2013 Agreement") including applicable interest rates of LIBOR plus 2.75% with no minimum LIBOR rate and LIBOR plus 3.00% with a minimum LIBOR rate of 1.00%, respectively, with a $500.0 million face value delayed-draw first lien term loan A tranche, of which $50.0 million was drawn upon closing, with applicable interest rates equal to LIBOR plus 2.00% with no minimum LIBOR rate and a $400.0 million face value first lien term loan B tranche with applicable interest rates equal to LIBOR plus 3.00 % with a minimum LIBOR rate of 0.75%. Additionally, the 2014 Agreement includes a $450.0 million revolving credit line maturing June 2019, $164 million of which was drawn upon closing, replacing the previous $400.0 million revolving credit line maturing September 2016. Under the 2014 Agreement, the interest rate spread on the revolving credit facility ranges from 1.50% to 2.25% for LIBOR based borrowings, compared to the previous revolving credit facility with in a LIBOR rate spread ranging from 3.00% to 3.25%.
Interest expense for the three and six months ended June 30, 2014 is primarily based on the end of period debt balances as of June 30, 2014 of $455.7 million net carrying value of senior second priority secured notes, $319.0 million of our accounts receivable securitization obligation, and $187.1 million present value of capital lease obligations. Additionally, interest expense for the three and six months ended June 30, 2014 included interest expense on the then-existing first lien term loan B-1 and B-2 tranches under the 2013 Agreement with outstanding principal balances of $229.0 million and $370.9 million, respectively, replaced at closing of the 2014 Agreement noted above. As of June 30, 2014, the outstanding principal balances of the first lien delayed draw term loan A tranche and the first lien term loan B tranche under the 2014 Agreement were $50.0 million and $398.0 million, respectively. Additionally, we had $99.0 million outstanding under our revolving credit facility under the 2014 Agreement as of June 30, 2014.
Interest expense decreased for the three and six months ended June 30, 2014, compared to the prior year periods primarily due to our various voluntary prepayments of debt made from June 30, 2013 to June 30, 2014, a strategic shift to debt instruments that carry lower interest rates, and the replacement of our 2013 Agreement with the 2014 Agreement in June 2014.
Derivative Interest Expense
In April 2011, in connection with our new senior secured credit facility, we entered into two forward-starting interest rate swap agreements with a total notional amount of $350.0 million. These interest rate swaps became effective in January 2013, mature in July 2015, and had been designated and qualified as cash flow hedges. As such, the effective portion of the changes in fair value of these designated swaps was recorded in accumulated OCI and is thereafter recognized to derivative interest expense as the interest on the hedged debt affects earnings, which hedged interest accruals started in January of 2013. Any ineffective portions of the changes in the fair value of designated interest rate swaps is recognized directly to earnings as derivative interest expense.
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

The following is a summary of our derivative interest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Derivative interest expense	$1,618	$532	$3,271	$1,094
Derivative interest expense for the three and six months ended June 30, 2014 represents reclassified amounts from accumulated OCI, mark-to-market adjustments and settlement payments related to our interest rate swaps, which were de-designated in February 2013.
Loss on Debt Extinguishment

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Loss on debt extinguishment	$6,990	$—	$9,903	$5,044
As noted above, on June 9, 2014, we entered into a Third Amended and Restated Credit Agreement ("2014 Agreement"). The 2014 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches with outstanding principal balances of $229.0 million and $370.9 million, respectively, at closing under the Second Amended and Restated Credit Agreement ("2013 Agreement"), with a $500.0 million face value delayed-draw first lien term loan A tranche maturing June 2019, of which $50.0 million was drawn upon closing, and a $400.0 million face value first lien term loan B tranche maturing June 2021. Additionally, the 2014 Agreement includes a $450.0 million revolving credit line maturing June 2019, $164 million of which was drawn upon closing, replacing the previous $400.0 million revolving credit line maturing September 2016. The replacement of the 2013 Agreement and the previous revolver resulted in a loss on debt extinguishment of $5.2 million in the second quarter of 2014, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2013 Agreement and the previous revolver. Further, in April 2014, the Company repurchased in an open market transaction at a price of 110.30%, $15.4 million principal amount of its Senior Second Priority Secured Notes with cash on hand. The Company paid total proceeds of $17.6 million, which included the principal amount, the premium and the accrued interest. These amounts and the related write-off of the unamortized original issue discount resulted in a loss on debt extinguishment of $1.8 million in second quarter of 2014. Additionally, in March 2014, the Company repurchased in an open market transaction at a price of 110.70%, $23.8 million principal amount of its Senior Second Priority Secured Notes with cash on hand. The Company paid total proceeds of $27.1 million, which included the principal amount, the premium and the accrued interest. These amounts and the related write-off of the unamortized original issue discount resulted in a loss on debt extinguishment of $2.9 million in the first quarter of 2014.
On March 7, 2013, the Company entered into the 2013 Agreement. The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the Amended and Restated Credit Agreement (“2012 Agreement”) entered into on March 6, 2012, with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term loan B-1 and B-2 tranches with face values of $250.0 million and $410.0 million, respectively. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million in the first quarter of 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement.
Gain on Sale of Real Property

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Gain on sale of real property	$—	$—	$—	$6,078
During the first quarter of 2013, we disposed of two non-operating properties in Wilmington, CA and Phoenix, AZ, resulting in a gain of $6.1 million.
Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Income tax expense	$25,165	$26,963	$32,869	$41,650
The effective tax rate for the three and six months ended June 30, 2014 was 38.5%, as expected. The effective tax rate for the three and six months ended June 30, 2013 was 35.1% and 34.2%, respectively. These lower than expected effective tax rates were primarily due to Central Refrigerated’s pre-affiliated earnings that were taxed as an S-corporation prior to Swift’s acquisition during 2013.

Liquidity and Capital Resources
Cash Flow
Our summary statements of cash flows information for the six months ended June 30, 2014 and 2013, is set forth in the table below:

	Six Months Ended June 30,
	2014	2013
	(Unaudited) (Dollars in thousands)
Net cash provided by operating activities	$183,483	$245,646
Net cash used in investing activities	$(45,852)	$(88,878)
Net cash used in financing activities	$(123,281)	$(166,854)
The $62.2 million decrease in net cash provided by operating activities during the six months ended June 30, 2014, compared to the same period in 2013, was primarily the result of a $29.8 million decrease in operating income and an additional $12.3 million negative impact on net cash flows resulting from increases in accounts receivable as a result of the timing of collections during the six months ended June 30, 2014, compared to the same period of 2013.
We used $43.0 million less cash in investing activities during the six months ended June 30, 2014, compared to the same period in 2013. This decrease in cash used in investing activities was primarily related to the $29.3 million decrease in gross capital expenditures and the $20.7 million increase in proceeds received from sale of property, equipment and assets classified as held for sale during the quarter.
We used $43.6 million less cash in financing activities during the six months ended June 30, 2014, compared to the same period in 2013. As noted above, on June 9, 2014, we entered into the 2014 Agreement replacing the 2013 Agreement. Specifically, under the 2014 Agreement, total proceeds received included $50.0 million at closing under the $500.0 million delayed draw first lien term loan A tranche and $400.0 million under the first lien term loan B tranche. Additionally, we borrowed $164.0 million under the revolving credit facility. With these proceeds, we repaid the then-existing first lien term loan B-1 tranche and first lien term loan B-2 tranche under the 2013 Agreement with an outstanding principal balances of $229.0 million and $370.9 million plus accrued interest, respectively, and paid $10.5 million in deferred financing fees at closing. Excluding the impact of the 2014 Agreement, during the six months ended June 30, 2014, we made repayments of long-term debt and capital leases of $107.5 million compared to $130.2 million during the same period in 2013. Additionally, net borrowing under our accounts receivable securitization was $55.0 million during the six months ended June 30, 2014 compared to $39.0 million net repayments under the accounts receivable securitization during the same period in 2013. The increase in the net borrowings under our accounts receivable securitization was predominately used to repay $65.0 million of our revolving credit facility following the closing of the 2014 Agreement.
Sources
As of June 30, 2014 and December 31, 2013, we had the following sources of liquidity available to us:

	June 30, 2014	December 31, 2013
	(Unaudited) (Dollars in thousands)
Cash and cash equivalents, excluding restricted cash	$73,528	$59,178
Availability under revolving line of credit due June 2019	244,194	—
Availability under revolving line of credit due September 2016	—	274,493
Availability under 2013 RSA	6,000	36,800
Total unrestricted liquidity	$323,722	$370,471
Restricted cash	52,815	50,833
Restricted investments, held to maturity, amortized cost	25,666	25,814
Total liquidity, including restricted cash and investments	$402,203	$447,118
As of June 30, 2014, we had $99.0 million outstanding borrowings on our $450.0 million revolving line of credit, and there were $106.8 million in letters of credit outstanding under this facility, leaving $244.2 million available. In addition, we had borrowed $319.0 million against a total borrowing base of $325.0 million of eligible receivables from our accounts receivable facility, leaving $6.0 million available as of June 30, 2014. The availability on these two facilities combined with our cash and cash equivalents provides a total of unrestricted liquidity of $323.7 million as of June 30, 2014, compared to $370.5 million as of December 31, 2013.
Uses
Our business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures, other assets, working capital changes, principal and interest payments on our obligations and tax payments.
We make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and potentially fund growth in our revenue equipment fleet if justified by customer demand and our ability to fund the equipment and generate acceptable returns. As of June 30, 2014, we expect our net cash capital expenditures to be in the range of approximately $120.0 million to $150.0 million for the remainder of 2014. In addition, we believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant. Beyond 2014, we expect our net capital expenditures to remain substantial.

As of June 30, 2014, we had $196.7 million of purchase commitments outstanding to acquire replacement tractors through the rest of 2014 and 2015. We generally have the option to cancel tractor purchase orders with 60 to 90 day notice prior to scheduled production, although the notice date has lapsed for approximately 66% of the commitments remaining as of June 30, 2014. In addition, we had trailer purchase commitments outstanding at June 30, 2014 for $132.4 million through the rest of 2014. These purchases are expected to be financed by a combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.
As of June 30, 2014, we did not have outstanding purchase commitments for intermodal containers, fuel, facilities, or non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
As of June 30, 2014 and December 31, 2013, we had a working capital surplus of $316.1 million and $349.7 million, respectively. The decrease was primarily related to the $10.9 million increase in the current portion of long-term debt and capital leases and the $10.6 million decrease in our assets held for sale from December 31, 2013 to June 30, 2014.
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
As of June 30, 2014, we had the following material debt agreements:

•	senior secured credit facility consisting of a term loan A tranche due June 2019, term loan B tranche due June 2021, and a revolving line of credit due June 2019;

•	senior second priority secured notes due November 2018;

•	2013 RSA due July 2016; and

•	other secured indebtedness and capital lease agreements.
The amounts outstanding under such agreements and other debt instruments as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
Senior secured first lien delayed draw term loan A tranche due June 2019	$50,000	$—
Senior secured first lien term loan A tranche due June 2021	398,008	—
Senior secured first lien term loan B-1 tranche due December 2016	—	229,000
Senior secured first lien term loan B-2 tranche due December 2017	—	410,000
Senior second priority secured notes due November 15, 2018, net of $0,000 and $6,175 OID as of June 30, 2014 and December 31, 2013, respectively	455,711	493,825
2013 RSA	319,000	264,000
Other secured debt and capital leases	198,868	188,995
Revolving line of credit	99,000	17,000
Total debt and capital leases	$1,520,587	$1,602,820
Less: current portion	85,962	75,056
Long-term debt and capital leases	$1,434,625	$1,527,764
The indenture for our senior secured notes provides that we may only incur additional indebtedness if, after giving effect to the new incurrence, we meet a minimum fixed charge coverage ratio of 2.00:1.00, as defined therein, or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350.0 million outstanding at any one time. As of June 30, 2014, we had a fixed charge coverage ratio in excess of 4.00:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing financial arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for the remainder of 2014. We anticipate utilizing the remainder of the delayed-draw first lien Term A loan under the 2014 Agreement to fund the majority of the redemption of the remaining senior second priority secured notes on or before December 31, 2014.
See Notes 7 and 8 of the notes to our consolidated financial statements included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 for further discussion of the senior secured credit facility, senior second priority secured notes and 2013 RSA.

Capital and Operating Leases
In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment, including tractors and trailers, with capital and operating leases. During the six months ended June 30, 2014, we acquired tractors and trailers through capital leases and operating leases with gross value of $38.0 million and $219.4 million, which were offset by capital lease and operating lease terminations with originating values of $45.8 million and $49.8 million, respectively. During the six months ended June 30, 2013, we acquired revenue equipment through capital leases and operating leases with gross values of $60.1 million and $142.1 million, respectively, which were partially offset by capital and operating lease terminations with originating values of $10.7 million and $34.5 million, respectively.
Contractual Obligations
During the six months ended June 30, 2014, other than the voluntary prepayments of our long-term debt and entering into the 2014 Agreement as discussed under the heading "Financing", there have not been any material changes outside the ordinary course of business to the contractual obligations table contained in our Form 10-K for the fiscal year ended December 31, 2013.
Off-Balance Sheet Arrangements
We lease approximately 9,400 tractors under operating leases, which includes approximately 5,900 company tractors and 3,500 owner-operator tractors financed by the Company. Operating leases have been an important source of financing for our revenue equipment. Tractors held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such tractors are reflected in our consolidated statements of income in the line item “Rental expense.” Our revenue equipment rental expense was $104.9 million for the six months ended June 30, 2014, compared with $81.1 million in the six months ended June 30, 2013.
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
Forward Looking Statements
This Quarterly Report contains statements that may constitute forward-looking statements, usually identified by words such as “anticipates,” “believes,” “estimates,” “plans,” “projects,” “expects,” “intends,” or similar expressions which speak only as of the date the statement was made. Forward-looking statements in this quarterly report include statements concerning: the outcome of pending litigation and actions we intend to take in respect thereof; trends concerning supply, demand, pricing and costs in the trucking industry; our expectation of increasing driver wage, retention, and hiring expenses; the benefits of our actions to improve driver retention and satisfaction; the benefits of our fuel surcharge program and our ability to recover increasing fuel costs through surcharges; the impact of the lag effect relating to our fuel surcharges; the sources and sufficiency of our liquidity and financial resources; our intentions concerning the use of derivative financial instruments to hedge fuel price exposure; and the timing and amount of future acquisitions of trucking equipment and other capital expenditures and the use and availability of cash, cash flow from operations, leases and debt to finance such acquisitions. Such statements are based upon the current beliefs and expectations of the Company’s management. Such forward-looking statements are subject to significant risks and uncertainties as set forth in the "Risk Factor" section of our Annual Report Form 10-K for the year ended December 31, 2013 and in this Form 10-Q. Actual events may differ materially from those set forth in the forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have interest rate exposure arising from our senior secured credit facility, 2013 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan B tranche is mitigated due to a minimum LIBOR rate of 0.75%. We manage interest rate exposure through a mix of variable rate debt, and fixed rate notes (weighted average rate of 2.6% before applicable margin). Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $6.6 million considering the effect of the minimum LIBOR rate on the first lien term loan B tranche.
We have commodity exposure with respect to fuel used in company tractors. Further increases in fuel prices will continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, decreased slightly from an average of $3.950 per gallon for the six months ended June 30, 2013 to an average of $3.949 per gallon for the six months ended June 30, 2014. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of June 30, 2014 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 13 of the notes to our consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 and is incorporated by reference herein.
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

10.1
Third Amended and Restated Credit Agreement among Swift Transportation Co., as borrower, Swift Transportation Company and the other guarantors party thereto, as guarantors, and the lenders and agents parties thereto*

Filed herewith

10.2	Swift Transportation Company 2014 Omnibus Incentive Plan, effective May 22, 2014	Incorporated by reference to Appendix A to the Company’s 2014 Proxy Statement, filed on April 4, 2014

101	XBRL Instance Document	Filed herewith

101	XBRL Taxonomy Extension Schema Document	Filed herewith

101	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101	XBRL Taxonomy Label Linkbase Document	Filed herewith

101	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101	XBRL Taxonomy Extension Definition Document	Filed herewith

*	Confidential information on this Exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SWIFT TRANSPORTATION COMPANY

/s/ Jerry Moyes
(Signature)
Jerry Moyes
Chief Executive Officer

Date:	August 7, 2014

/s/ Virginia Henkels
(Signature)
Virginia Henkels
Executive Vice President and Chief Financial Officer

Date:	August 7, 2014