Form 10-Q
period 2014-09-30
SWIFT TRANSPORTATION Co
filed 2014-11-07
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
Form 10-Q
  ______________________________________________________________________
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of outstanding shares of the registrant’s Class A common stock as of October 31, 2014 was 90,725,484 and the number of outstanding shares of the registrant’s Class B common stock as of October 31, 2014 was 50,991,938.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Swift Transportation Company and Subsidiaries
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$70,296	$59,178
Restricted cash	51,511	50,833
Restricted investments, held to maturity, amortized cost	25,091	25,814
Accounts receivable, net	454,188	418,436
Equipment sales receivable	878	368
Income tax refund receivable	5,340	23,704
Inventories and supplies	20,736	18,430
Assets held for sale	5,752	19,268
Prepaid taxes, licenses, insurance and other	58,647	63,958
Deferred income taxes	42,281	46,833
Current portion of notes receivable	9,144	7,210
Total current assets	743,864	734,032
Property and equipment, at cost:
Revenue and service equipment	1,983,177	1,942,423
Land	117,183	117,929
Facilities and improvements	267,484	248,724
Furniture and office equipment	62,739	61,396
Total property and equipment	2,430,583	2,370,472
Less: accumulated depreciation and amortization	946,640	922,665
Net property and equipment	1,483,943	1,447,807
Other assets	47,038	57,166
Intangible assets, net	304,136	316,747
Goodwill	253,256	253,256
Total assets	$2,832,237	$2,809,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165,734	$118,014
Accrued liabilities	120,018	110,745
Current portion of claims accruals	82,809	75,469
Current portion of long-term debt and obligations under capital leases	76,138	75,056
Fair value of guarantees	—	366
Current portion of interest rate swaps	7,815	4,718
Total current liabilities	452,514	384,368
Revolving line of credit	82,000	17,000
Long-term debt and obligations under capital leases, less current portion	988,724	1,246,764
Claims accruals, less current portion	143,254	118,582
Fair value of interest rate swaps, less current portion	—	7,050
Deferred income taxes	448,240	484,200
Securitization of accounts receivable	315,000	264,000
Other liabilities	21	3,457
Total liabilities	2,429,753	2,525,421
Contingencies (note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 90,639,015 and 88,402,991 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	906	883
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 50,991,938 and 52,441,938 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	510	525
Additional paid-in capital	772,908	759,408
Accumulated deficit	(368,508)	(471,169)
Accumulated other comprehensive loss	(3,434)	(6,162)
Noncontrolling interest	102	102
Total stockholders’ equity	402,484	283,587
Total liabilities and stockholders’ equity	$2,832,237	$2,809,008
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Amounts in thousands, except per share data)
Operating revenue	$1,074,880	$1,032,127	$3,159,224	$3,042,806
Operating expenses:
Salaries, wages and employee benefits	240,005	220,156	707,464	670,493
Operating supplies and expenses	88,459	85,204	253,361	236,267
Fuel	149,099	160,561	458,798	489,563
Purchased transportation	328,112	318,321	987,530	918,594
Rental expense	59,655	46,262	167,509	129,881
Insurance and claims	37,673	35,110	113,442	100,245
Depreciation and amortization of property and equipment	54,369	58,254	165,335	170,004
Amortization of intangibles	4,204	4,204	12,611	12,611
Impairments	2,308	—	2,308	—
Gain on disposal of property and equipment	(11,628)	(5,619)	(23,099)	(13,610)
Communication and utilities	7,321	6,679	22,207	19,145
Operating taxes and licenses	17,892	18,575	54,155	55,209
Total operating expenses	977,469	947,707	2,921,621	2,788,402
Operating income	97,411	84,420	237,603	254,404
Other expenses (income):
Interest expense	20,372	24,595	65,050	75,719
Derivative interest expense	1,756	1,465	5,027	2,559
Interest income	(777)	(604)	(2,235)	(1,741)
Merger and acquisition expense	—	4,331	—	4,331
Loss on debt extinguishment	2,854	496	12,757	5,540
Gain on sale of real property	—	(798)	—	(6,876)
Other	(842)	(1,174)	(2,416)	(3,058)
Total other expenses, net	23,363	28,311	78,183	76,474
Income before income taxes	74,048	56,109	159,420	177,930
Income tax expense	23,890	26,156	56,759	67,806
Net income	$50,158	$29,953	$102,661	$110,124
Basic earnings per share	$0.35	$0.21	$0.73	$0.79
Diluted earnings per share	$0.35	$0.21	$0.72	$0.78
Shares used in per share calculations:
Basic	141,557	140,327	141,282	140,004
Diluted	143,322	142,315	143,338	141,942
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Net income	$50,158	$29,953	$102,661	$110,124
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	1,642	1,106	4,438	2,065
Change in fair value of interest rate swaps	—	—	—	(145)
Other comprehensive income before income taxes	1,642	1,106	4,438	1,920
Income tax effect of items within other comprehensive income	(633)	(326)	(1,710)	(544)
Other comprehensive income, net of income taxes	1,009	780	2,728	1,376
Total comprehensive income	$51,167	$30,733	$105,389	$111,500
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
	(Unaudited) (In thousands, except per share data)
Balances, December 31, 2013	88,402,991	$883	52,441,938	$525	$759,408	$(471,169)	$(6,162)	$102	$283,587
Exercise of stock options	651,536	6			6,767				6,773
Conversion of Class B common stock to Class A common stock	1,450,000	15	(1,450,000)	(15)					—
Income tax benefit from exercise of stock options					2,029				2,029
Grant of restricted Class A common stock	98,866	1			201				202
Shares issued under employee stock purchase plan	35,622	1			813				814
Other comprehensive income, net of income taxes							2,728		2,728
Non-cash equity compensation					3,690				3,690
Net income						102,661			102,661
Balances, September 30, 2014	90,639,015	$906	50,991,938	$510	$772,908	$(368,508)	$(3,434)	$102	$402,484
See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$102,661	$110,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	177,946	182,615
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	7,794	5,107
Gain on disposal of property and equipment less write-off of totaled tractors	(21,784)	(12,902)
Gain on sale of real property	—	(6,876)
Impairments	2,308	—
Equity losses of investee	—	228
Deferred income taxes	(33,120)	64,695
Provision for allowance for losses on accounts receivable	2,041	872
Loss on debt extinguishment	12,757	5,540
Non-cash equity compensation	3,892	3,465
Income effect of mark-to-market adjustment of interest rate swaps	(74)	654
Interest on Central stockholders' loan receivable, pre-acquisition	—	(53)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(37,793)	(18,939)
Inventories and supplies	(2,307)	(629)
Prepaid expenses and other current assets	23,711	(23,946)
Other assets	6,014	6,976
Accounts payable, accrued and other liabilities	48,767	38,932
Net cash provided by operating activities	292,813	355,863
Cash flows from investing activities:
(Increase) decrease in restricted cash	(678)	1,302
Change in restricted investments	364	(1,900)
Proceeds from sale of property and equipment	116,672	75,812
Capital expenditures	(211,113)	(236,990)
Payments received on notes receivable	3,759	2,775
Expenditures on assets held for sale	(2,900)	(17,442)
Payments received on assets held for sale	20,089	47,365
Payments received on equipment sale receivables	368	1,266
Acquisition of Central, net of debt repayment	—	(147,822)
Net cash used in investing activities	(73,439)	(275,634)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(772,088)	(199,490)
Proceeds from long-term debt	450,000	26,268
Net borrowings on revolving line of credit	65,000	59,469
Borrowings under accounts receivable securitization	100,000	180,000
Repayment of accounts receivable securitization	(49,000)	(124,000)
Payment of deferred loan costs	(11,784)	(2,183)
Distribution to Central stockholders, pre-acquisition	—	(2,499)
Issuance of Central stockholders' loan receivable, pre-acquisition	—	(30,000)
Proceeds from exercise of stock options and the issuance of employee stock purchase plan shares	7,587	10,422
Income tax benefit from exercise of stock options	2,029	(383)
Net cash used in financing activities	(208,256)	(82,396)
Net increase (decrease) in cash and cash equivalents	11,118	(2,167)
Cash and cash equivalents at beginning of period	59,178	53,596
Cash and cash equivalents at end of period	$70,296	$51,429
 See accompanying notes to consolidated financial statements.

Swift Transportation Company and Subsidiaries
Consolidated Statements of Cash Flows — (continued)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited) (In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$59,809	$67,833
Income taxes	$59,501	$20,602
Supplemental schedule of:
Non-cash investing activities:
Equipment sales receivables	$878	$696
Equipment purchase accrual	$40,379	$39,369
Notes receivable from sale of assets	$4,524	$5,855
Non-cash financing activities:
Accrued deferred loan costs	$280	$—
Capital lease additions	$64,351	$85,094
Insurance premium note payable	$37	$3,324
Non-cash distribution to Central stockholders in satisfaction of stockholders' loans receivable, pre-acquisition	$—	$22,315
Non-cash exercise of Central stock options in exchange for stockholders' loans receivable, pre-acquisition	$—	$3,415
Cancellation of Central stockholders' loans receivable at closing of acquisition	$—	$33,295
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
As of September 30, 2014, the Company operated a national terminal network and a tractor fleet of approximately 18,700 units comprised of 13,700 tractors driven by company drivers and 5,000 owner-operator tractors, a fleet of 60,300 trailers, and 8,900 intermodal containers. The Company’s four reportable operating segments are Truckload, Dedicated, Central Refrigerated and Intermodal. In the first quarter of 2014, the Company reorganized its reportable segments to reflect management’s revised reporting structure of its lines of business following the integration of Central Refrigerated. In association with the operational reorganization, the operations of Central Refrigerated's Trailer on Flat Car ("TOFC") business are reported within the Company's Intermodal segment and the operations of Central Refrigerated's logistics business, third-party leasing, and other services provided to owner-operators are reported in the Company's other non-reportable segment. All prior period historical results related to the above noted segment reorganization have been retrospectively recast.
In management's opinion, the accompanying financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") include all adjustments necessary for the fair presentation of the periods presented. These interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2013.
Note 2. New Accounting Standard
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which established Accounting Standards Codification ("ASC") Topic 606. The new revenue recognition standard eliminates all industry-specific guidance and provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The amendments in this ASU will be effective for the Company beginning January 1, 2017, and may be applied retrospectively to each period presented, or as a cumulative effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
Note 3. Income Taxes
The effective tax rate for the three months ended September 30, 2014 was 32.3%, which was 6.2 percentage points lower than expected primarily due to certain federal income tax credits realized as a discrete item in the third quarter of 2014. The effective tax rate for the nine months ended September 30, 2014 was 35.6%, which was 2.9 percentage points lower than expected primarily due to the federal income tax credits mentioned above. Excluding the impact of the discrete item in the third quarter of 2014, the effective tax rate for the nine months ended September 30, 2014 would have been 38.5%.
The effective tax rate for the three months ended September 30, 2013 was 46.6%, which was 8.1 percentage points higher than expected primarily due to Central Refrigerated acquisition related costs and deferred taxes for Central Refrigerated's conversion to a C-Corporation, as well as fixed asset basis differences and state taxes, which were all discrete items in the third quarter of 2013. The effective tax rate for the nine months ended September 30, 2013 was 38.1%, which was 0.4 percentage points lower than expected primarily due to Central Refrigerated’s pre-affiliated earnings that were taxed as an S-corporation prior to Swift’s acquisition and offset by the acquisition related costs and deferred tax items mentioned above.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of September 30, 2014 were approximately $1.2 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company does not anticipate a decrease of unrecognized tax benefits during the next twelve months.
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

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Note 4. Investments
The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company’s restricted investments as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Cost or	Gross Unrealized		Estimated
	Amortized Cost	Gains	Temporary Losses	Fair Value
U.S. corporate securities	$21,960	$3	$3	$21,960
Foreign corporate securities	1,506	—	2	1,504
Negotiable certificates of deposit	1,625	—	1	1,624
Total restricted investments	$25,091	$3	$6	$25,088

	December 31, 2013
	Cost or	Gross Unrealized		Estimated
	Amortized		Temporary	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$20,197	$2	$7	$20,192
Foreign corporate securities	3,502	—	—	3,502
Negotiable certificates of deposit	2,115	—	1	2,114
Total restricted investments	$25,814	$2	$8	$25,808
As of September 30, 2014, the contractual maturities of the restricted investments were one year or less. There were 13 securities and 15 securities that were in an unrealized loss position for less than twelve months as of September 30, 2014 and December 31, 2013, respectively.
The Company periodically evaluates restricted investments for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value.
The Company accounts for other-than-temporary impairments of debt securities using the provisions of ASC Topic 320, Investments – Debt and Equity Securities, related to the recognition of other-than-temporary impairments of debt securities. This guidance requires the Company to evaluate whether it intends to sell an impaired debt security or whether it is more likely than not that it will be required to sell an impaired debt security before recovery of the amortized cost basis. If either of these criteria is met, an impairment equal to the difference between the debt security’s amortized cost and its estimated fair value is recognized in earnings.
For impaired debt securities that do not meet this criteria, the Company determines if an other-than-temporary credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security’s amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of accumulated other comprehensive income ("AOCI"). The Company did not recognize any impairment losses for the three and nine months ended September 30, 2014 and 2013, respectively.
Note 5. Intangible Assets
Intangible assets as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Customer Relationships:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(152,225)	(139,614)
Trade Name:
Gross carrying value	181,037	181,037
Intangible assets, net	$304,136	$316,747
For all periods ending on or after December 31, 2007, amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with Swift Transportation Co.’s 2007 going private transaction. Intangible assets acquired as a result of the 2007 going private transaction include a trade name, customer relationships, and owner-operator relationships. Amortization of the customer relationship acquired in the going private transaction is calculated on the 150% declining balance method over the estimated useful life of 15 years. The customer relationship contributed to the Company at May 9, 2007 is amortized using the straight-line method over 15 years. The trade name has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

The following table presents amortization of intangibles for the three and nine months ended September 30, 2014 and 2013, related to intangible assets recognized in conjunction with the 2007 going private transaction and the previous intangible assets existing prior to the 2007 going private transaction (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization of intangible assets related to 2007 going private transaction	$3,912	$3,912	$11,736	$11,736
Amortization of intangible assets related to intangible assets existing prior to the 2007 going private transaction	292	292	875	875
Amortization of intangibles	$4,204	$4,204	$12,611	$12,611
Note 6. Assets Held for Sale
Assets held for sale as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Land and facilities	$1,904	$14,627
Revenue equipment	3,848	4,641
Assets held for sale	$5,752	$19,268
As of September 30, 2014 and December 31, 2013, assets held for sale are carried at the lower of depreciated cost or estimated fair value less expected selling costs. The Company expects to sell these assets within the next twelve months.
During the nine months ended September 30, 2014, the Company sold four operating properties classified as held for sale with a carrying value of $12.9 million. As a result, the Company recognized a pre-tax gain of $2.0 million in gain on disposal of real property and equipment in the Company’s consolidated statements of operations.
Note 7. Debt and Financing Transactions
Other than the Company’s accounts receivable securitization, as discussed in Note 8, and its outstanding capital lease obligations as discussed in Note 9, the Company had long-term debt outstanding as of September 30, 2014 and December 31, 2013 as follows (in thousands):

	September 30, 2014	December 31, 2013
Senior secured first lien term loan A tranche due June 2019	$50,000	$—
Senior secured first lien term loan B tranche due June 2021, net of $956 OID as of September 30, 2014	397,044	—
Senior secured first lien term loan B-1 tranche due December 2016	—	229,000
Senior secured first lien term loan B-2 tranche due December 2017	—	410,000
Senior secured second priority notes due November 15, 2018, net of $4,480 and $6,175 OID as of September 30, 2014 and December 31, 2013, respectively	423,596	493,825
Other	8,319	17,480
Total	878,959	1,150,305
Less: current portion	26,833	11,387
Long-term debt	$852,126	$1,138,918
The credit facility and senior notes are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Central Refrigerated Transportation, Inc. and its subsidiaries, and Swift Transportation Company's domestic subsidiaries other than its captive insurance subsidiaries, driver training academy subsidiary, and its bankruptcy-remote special purpose subsidiary. Deferred loan costs, reported in Other assets in the Company's consolidated balance sheets, were $12.5 million and $8.9 million, as of September 30, 2014 and December 31, 2013, respectively.
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
The term loan A requires quarterly minimum principal payments of $5.6 million commencing March 31, 2015 through December 31, 2016 and increasing to $11.3 million beginning March 31, 2017 through March 31, 2019, with the remaining outstanding principal balance on June 9, 2019. The term loan B requires quarterly principal payments of $1.0 million that commenced June 30, 2014 with the remaining outstanding principal balance due on June 9, 2021.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Pursuant to the 2014 Agreement, the interest rate applicable to the term loan A equals the London InterBank Offered Rate ("LIBOR") plus a 2.00% margin with no LIBOR floor. Commencing the quarter ended September 30, 2014, the applicable LIBOR margin for the term loan A will range from 1.50% to 2.25% as determined by the Company’s consolidated leverage ratio as defined in the 2014 Agreement. The term loan B under the 2014 Agreement accrues interest at LIBOR plus a 3.00% margin with a 0.75% LIBOR floor. After December 31, 2014, the applicable LIBOR margin for the term loan B will range from 2.75% to 3.00% as determined by the Company’s consolidated leverage ratio. As of September 30, 2014, interest accrues at 2.15% and 3.75% on the Company’s first lien term loan A and B tranches, respectively.
In addition to the pricing attributes described above, the 2014 Agreement increased the availability pursuant to the accordion feature from $350.0 million under the 2013 Agreement to $500.0 million, subject to the satisfaction of certain conditions and the participation of lenders.
As of September 30, 2014, the Company had $82.0 million of outstanding borrowings under the $450.0 million revolving line of credit pursuant to the 2014 Agreement. Additionally, the Company had outstanding letters of credit under this facility primarily for workers’ compensation and self-insurance liability purposes totaling $106.8 million, leaving $261.2 million available under the revolving line of credit. Under the 2014 Agreement, the interest rate spread on the revolving credit facility ranges from 1.50% to 2.25% for LIBOR-based borrowings and letters of credit and 0.50% to 1.25% for Base Rate borrowings, depending on the Company’s consolidated leverage ratio. Additionally, the commitment fee for the unused portion of the revolving credit facility ranges from 0.25% to 0.35%, depending on the Company’s consolidated leverage ratio. As of September 30, 2014, interest accrues at 2.15%, 2.00% and 0.30% on the outstanding borrowings, letters of credit and unused portion, respectively, on the revolving line of credit.
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
The 2014 Agreement replaced the Company’s previous first lien term loan B-1 tranche maturing December 2016 and B-2 tranche maturing December 2017 under the 2013 Agreement with then-outstanding principal balances at closing of $229.0 million and $371.0 million, respectively. The previous first lien term loan accrued interest at LIBOR plus a 2.75% margin for the B-1 tranche, and LIBOR plus a 3.00% margin with a 1.00% LIBOR floor, for the B-2 tranche. Additionally, the 2014 Agreement replaced the Company’s previous revolving credit facility maturing September 2016. The interest rate spread on the previous revolving credit facility ranged from 3.00% to 3.25% for LIBOR-based borrowings and letters of credit and 2.00% to 2.25% for Base Rate borrowings, depending on the Company’s consolidated leverage ratio. Additionally, the commitment fee for the unused portion of the previous revolving credit facility ranged from 0.25% to 0.50%, depending upon the Company’s consolidated leverage ratio. The replacement of the 2013 Agreement resulted in a loss on debt extinguishment of $5.2 million for the nine months ended September 30, 2014, representing the write-off of deferred financing fees associated with the 2013 Agreement.
Senior Secured Second Priority Notes
In December 2010, Swift Services Holdings, Inc., a wholly owned subsidiary, completed a private placement of senior secured second priority notes totaling $500.0 million face value which mature in November 2018 and bear interest at 10.00% (the “senior notes”). The Company received proceeds of $490.0 million, net of a $10.0 million original issue discount. In the first nine months of 2014, the Company used cash on hand to repurchase $71.9 million in principal of these notes, as transacted on the open market, and averaging 109.05% of the face value. The Company paid total proceeds of $80.5 million, which included the principal amount, the premium and the accrued interest. The premium and the related write-off of the unamortized original issue discount resulted in a loss on debt extinguishment of $2.9 million and $7.6 million for the three and nine months ended September 30, 2014, respectively. Subsequent to September 30, 2014, the Company issued a notice of redemption to the holders of the remaining senior secured second priority notes notifying them of its intention to redeem the remaining senior secured second priority notes in full on November 15, 2014, at a price of 105.00% of face value, plus accrued and unpaid interest, pursuant to the terms of the indenture governing the notes. The Company anticipates utilizing the remainder of the delayed draw first lien Term loan A under the 2014 Agreement to fund the majority of the redemption costs.
Note 8. Accounts Receivable Securitization
In June 2013, Swift Receivables Company II, LLC, a Delaware limited liability company (“SRCII”), a wholly-owned bankruptcy-remote special purpose subsidiary, entered into an Amended and Restated Receivables Sale Agreement (the “2013 RSA”) with unrelated financial entities (the “Purchasers”) to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. Pursuant to the 2013 RSA, the Company’s receivable originator subsidiaries will sell all of their eligible accounts receivable to SRCII, which in turn sells a variable percentage ownership interest in its accounts receivable to the Purchasers. The 2013 RSA provides for up to $375.0 million in borrowing capacity, increasing from $325.0 million after the Company exercised the accordion feature on September 26, 2014. The 2013 RSA terminates on July 13, 2016 and is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. Outstanding balances under the 2013 RSA accrue program fees, generally at commercial paper rates plus 95 basis points. Unused capacity of the 2013 RSA is subject to an unused commitment fee of 35 basis points. Pursuant to the 2013 RSA, the Company's collections on the underlying receivables are not available to satisfy claims of the Company and its subsidiaries, and are held for the benefit of SRCII and the Purchasers. The facility qualifies for treatment as a secured borrowing under ASC Topic 860, Transfers and Servicing, and as such, outstanding amounts are carried on the Company’s consolidated balance sheets as a liability.
For the three and nine months ended September 30, 2014, the Company incurred program fees of $0.9 million and $2.5 million, respectively, associated with the 2013 RSA which were recorded in interest expense in the Company's consolidated statements of income. For the three and nine months ended September 30, 2013, the Company incurred program fees of $0.8 million and $2.3 million, respectively, primarily associated

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

with the prior accounts receivable facility. As of September 30, 2014, the outstanding borrowing under the 2013 RSA was $315.0 million against a total available borrowing base of $336.8 million, leaving $21.8 million available. As of December 31, 2013, the outstanding borrowing under the 2013 RSA was $264.0 million against a total available borrowing base of $300.8 million.
Note 9. Capital Leases
The Company leases certain revenue equipment under capital leases. The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. The Company is obligated to pay the balloon payments at the end of the leased term whether or not it receives the proceeds of the contracted residual values from the respective manufacturers. Certain leases contain renewal or fixed price purchase options. As of September 30, 2014 and December 31, 2013, the present value of obligations under capital leases totaled $185.9 million and $171.5 million, of which the current portion was $49.3 million and $63.7 million, respectively. The leases are collateralized by revenue equipment with a cost of $298.3 million and accumulated amortization of $71.8 million as of September 30, 2014. The amortization of the equipment under capital leases is included in depreciation and amortization expense in the Company’s consolidated statements of income.
Note 10. Derivative Financial Instruments
In April 2011, as contemplated by the then existing credit facility, the Company entered into two forward-starting interest rate swap agreements with a notional amount of $350.0 million. These interest rate swaps were effective in January 2013 and have a maturity date of July 2015. On April 27, 2011 (“designation date”), the Company designated and qualified these interest rate swaps as cash flow hedges. Subsequent to the designation date, the effective portion of the changes in estimated fair value of the swaps was recorded in accumulated other comprehensive income ("AOCI"), and thereafter reclassified to derivative interest expense in the periods that the interest on the hedged debt affected earnings. The Company began accruing for hedged interest in January 2013. Refer to Note 11 below for further discussion of the Company’s estimated fair value methodology.
On March 7, 2013, the Company entered into the 2013 Agreement, as discussed in Note 7. Due to the incorporation of a new interest rate floor provision in the 2013 Agreement, the Company concluded, as of February 28, 2013, that the outstanding interest rate swaps were no longer highly effective in achieving offsetting changes in cash flows related to the hedged interest payments. As a result, the Company de-designated the hedges as of February 28, 2013 (“de-designation date”), at which time the effective portion of the change in fair value of interest rate swaps (previously recorded in AOCI) was, and will continue to be, amortized as derivative interest expense over the period of the originally designated hedged interest payments through July 2015. Following the de-designation date, changes in fair value of the interest rate swaps are immediately recognized in the consolidated statements of income as derivative interest expense.
The following table presents the pre-tax changes in fair value of derivatives designated as cash flow hedges, included in AOCI and earnings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amount of derivatives income recognized in AOCI (effective portion)	$—	$—	$—	$145
Amount of loss reclassified from AOCI into income as “Derivative interest expense” (effective portion)	$(1,642)	$(1,106)	$(4,438)	$(2,065)
The following table presents information about pre-tax losses recognized in earnings on the Company’s interest rate derivative contracts that were de-designated as hedging instruments under ASC Topic 815 on February 28, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amount of loss recognized in income as “Derivative interest expense”	$(114)	$(359)	$(589)	$(494)
As of September 30, 2014, $5.8 million of pre-tax deferred losses on derivatives in AOCI is expected to be reclassified to earnings within the next twelve months.
Note 11. Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date in the principal, or most advantageous market, for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. As the fair value is estimated at September 30, 2014 and December 31, 2013, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
The tables below exclude certain financial instruments, as follows: cash and cash equivalents, restricted cash, accounts receivable, net, income tax refund receivable and accounts payable. The estimated fair values of these financial instruments approximate carrying value as they are short-term in nature. Additionally, for notes payable under revolving lines of credit, fair value approximates the carrying value due to the variable

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

interest rate. For capital leases, the carrying value approximates the fair value. The table below also excludes financial instruments reported at estimated fair value on a recurring basis. See below, “Recurring Fair Value Measurements”. All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Restricted investments	$25,091	$25,088	$25,814	$25,808
Financial Liabilities:
Senior secured first lien term loan A tranche	50,000	50,000	—	—
Senior secured first lien term loan B tranche	397,044	395,309	—	—
Senior secured first lien term loan B-1 tranche (2013 Agreement)	—	—	229,000	230,031
Senior secured first lien term loan B-2 tranche (2013 Agreement)	—	—	410,000	412,358
Senior secured second priority notes	423,596	445,305	493,825	549,059
Securitization of accounts receivable	315,000	315,000	264,000	264,000
The carrying amounts shown in the table (other than restricted investments and securitization of accounts receivable) are included in the consolidated balance sheets in long-term debt and obligations under capital leases. The estimated fair values of the financial instruments shown in the above table as of September 30, 2014 and December 31, 2013, represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.
The following summary presents a description of the methods and assumptions used to estimate the fair value of each class of financial instrument.
Restricted Investments
The estimated fair value of the Company’s restricted investments is based on quoted prices in active markets that are readily and regularly obtainable.
First Lien Term Loans and Senior Secured Second Priority Notes
The estimated fair values of the first lien term loans and senior secured second priority notes were determined by bid prices in trades between qualified institutional buyers.
Securitization of Accounts Receivable
The Company’s securitization of accounts receivable consists of borrowings outstanding pursuant to the Company’s 2013 RSA as of September 30, 2014 and December 31, 2013, respectively, as discussed in Note 8. Its fair value is estimated by discounting future cash flows using a discount rate commensurate with the uncertainty involved.
Fair Value Hierarchy
ASC Topic 820 establishes a framework for measuring fair value in accordance with GAAP and expands financial statement disclosure requirements for fair value measurements. ASC Topic 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation techniques are observable or unobservable. The hierarchy is as follows:

•	Level 1 — Valuation techniques in which all significant inputs are quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.

•
Level 2 — Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices from markets that are not active for assets or liabilities that are identical or similar to the assets or liabilities being measured. Level 2 also includes model-derived valuation techniques in which all significant inputs and significant value drivers are observable in active markets.

•
Level 3 — Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company measures fair value using valuation techniques that use, when possible, current market-based or independently-

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

sourced market parameters, such as interest rates and currency rates. The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the estimated fair value measurement in its entirety.
As of September 30, 2014, interest rate swaps represent the only major category of assets or liabilities included in the Company's consolidated balance sheets that are measured by estimating fair value on a recurring basis. The Company’s interest rate swaps are not actively traded but are valued using valuation models and credit valuation adjustments, both of which use significant inputs that are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classified these valuation techniques as Level 2 in the hierarchy. Interest rate yield curves and credit spreads derived from trading levels of the Company’s first lien term loan are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments the Company holds. The Company considers the effect of its own credit standing and that of its counterparties in the valuations of its derivative financial instruments.
Recurring Fair Value Measurements
As of September 30, 2014 and December 31, 2013, no assets of the Company were measured at estimated fair value on a recurring basis. As of September 30, 2014 and December 31, 2013, information about inputs into the estimated fair value measurements of each major category of the Company’s liabilities that were measured at estimated fair value on a recurring basis in periods subsequent to their initial recognition was as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2014
Interest rate swaps	$7,815	$—	$7,815	$—
As of December 31, 2013
Interest rate swaps	$11,768	$—	$11,768	$—
Nonrecurring Fair Value Measurements
As of September 30, 2014 and December 31, 2013, no assets or liabilities of the Company were measured at estimated fair value on a nonrecurring basis.
Note 12. Earnings per Share
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Net income	$50,158	$29,953	$102,661	$110,124
Basic:
Weighted average common shares outstanding	141,557	140,327	141,282	140,004
Diluted:
Dilutive effect of stock options	1,765	1,988	2,056	1,938
Total weighted average diluted shares outstanding	143,322	142,315	143,338	141,942
Anti-dilutive shares excluded from the diluted earnings per share calculation (1)	168	—	171	181
Earnings per share:
Basic earnings per share	$0.35	$0.21	$0.73	$0.79
Diluted earnings per share	$0.35	$0.21	$0.72	$0.78

(1)
Impact of outstanding options to purchase shares of the Company’s Class A common stock were anti-dilutive because the options' exercise prices were greater than the average market price of the common shares and were excluded from the calculation of diluted earnings per share.

As of September 30, 2014 and 2013, there were 4,747,586 and 5,451,280 options outstanding, respectively.

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
Arizona Owner-operator Class Action Litigation
On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly situated persons against Swift Transportation: Garza v. Swift Transportation Co., Inc., Case No. CV7-472 ("the Garza Complaint"). The putative class originally involved certain owner-operators who contracted with the Company under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that the Company should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied plaintiff’s petition for class certification, the plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14, 2008, the Company filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted the Company’s petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, the plaintiff renewed the motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. Upon certification, the Company filed a motion to compel arbitration, as well as filing numerous motions in the trial court urging dismissal on several other grounds including, but not limited to the lack of an employee as a class representative, and because the named owner-operator class representative only contracted with the Company for a three-month period under a one-year contract that no longer exists. In addition to these trial court motions, the Company also filed a petition for special action with the Arizona Court of Appeals arguing that the trial court erred in certifying the class because the trial court relied upon the Court of Appeals ruling that was previously overturned by the Arizona Supreme Court. On April 7, 2011, the Arizona Court of Appeals declined jurisdiction to hear this petition for special action and the Company filed a petition for review to the Arizona Supreme Court. On August 31, 2011, the Arizona Supreme Court declined to review the decision of the Arizona Court of Appeals. In April 2012, the court issued the following rulings with respect to certain motions filed by Swift: (1) denied Swift’s motion to compel arbitration; (2) denied Swift’s request to decertify the class; (3) granted Swift’s motion that there is no breach of contract; and (4) granted Swift’s motion to limit class size based on statute of limitations. The Company intends to continue to pursue all available appellate relief supported by the record, which the Company believes demonstrates that the class is improperly certified and, further, that the claims raised have no merit. The Company retains all of its defenses against liability and damages. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
Ninth Circuit Owner-operator Misclassification Class Action Litigation
On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: Virginia VanDusen, John Doe 1 and Joseph Sheer individually and on behalf of all other similarly situated persons v. Swift Transportation Co., Inc., Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 9-CIV-10376 filed in the United States District Court for the Southern District of New York ("the Sheer Complaint"). The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act ("FLSA"), and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 200 other current or former owner-operators have joined this lawsuit. Upon Swift’s motion, the matter has been transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, the plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On September 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The District Court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The District Court also denied plaintiff’s request to arbitrate the matter as a class.
The plaintiff filed a petition for a writ of mandamus to the Ninth Circuit Court of Appeals asking that the District Court’s September 30, 2010 order be vacated. On July 27, 2011, the Ninth Circuit Court of Appeals denied the plaintiff’s petition for writ of mandamus and thereafter the District Court denied plaintiff’s motion for reconsideration and certified its September 30, 2010 order. The plaintiffs filed an interlocutory appeal to the Ninth Circuit Court of Appeals to overturn the District Court’s September 30, 2010 order to compel arbitration alleging that the agreement

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

to arbitrate is exempt from arbitration under Section 1 of the Federal Arbitration Act (“FAA”) because the class of plaintiffs allegedly consists of employees exempt from arbitration agreements. On November 6, 2013, the Ninth Circuit Court of Appeals reversed and remanded, stating its prior published decision “expressly held that a district court must determine whether an agreement for arbitration is exempt from arbitration under Section 1 of the FAA as a threshold matter". As a consequence of this determination by the ninth Circuit Court of Appeals being different from a decision of the Eighth Circuit Court of Appeals on a similar issue, on February 4, 2014, the Company filed a petition for writ of certiorari to the U.S. Supreme Court to address whether the district court or arbitrator should determine whether the contract is an employment contract exempt from Section 1 of the Federal Arbitration Act. On June 16, 2014, the U.S. Supreme Court denied the Company’s petition for writ of certiorari. The Company intends to vigorously defend against any proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
California Wage, Meal and Rest Employee Class Actions
On March 22, 2010, a class action lawsuit was filed by John Burnell, individually and on behalf of all other similarly situated persons against Swift Transportation: John Burnell and all others similarly situated v. Swift Transportation Co., Inc., Case No. CIVDS 1004377 filed in the Superior Court of the State of California, for the County of San Bernardino ("the Burnell Complaint"). On September 3, 2010, upon motion by Swift, the matter was removed to the United States District Court for the Central District of California, Case No. EDCV10-809-VAP. The putative class includes drivers who worked for Swift during the four years preceding the date of filing alleging that Swift failed to pay the California minimum wage, failed to provide proper meal and rest periods and failed to timely pay wages upon separation from employment. The Burnell Complaint was subject to a stay of proceedings pending determination of similar issues in a case unrelated to Swift, Brinker v. Hohnbaum, which was then pending before the California Supreme Court. A ruling was entered in the Brinker matter and in August 2012 the stay in the Burnell Complaint was lifted. On April 9, 2013 the Company filed a motion for judgment on the pleadings requesting dismissal of plaintiff's claims related to alleged meal and rest break violations under the California Labor Code alleging that such claims are preempted by the Federal Aviation Administration Authorization Act. On May 29, 2013, the U.S. District Court for the Central District of California granted the Company's motion for judgment on the pleadings and dismissed plaintiff's claims that are based on alleged violations of meal and rest periods set forth in the California Labor Code.
On April 5, 2012, the Company was served with an additional class action complaint alleging facts similar to those as set forth in the Burnell Complaint. This new class action is James R. Rudsell, on behalf of himself and all others similarly situated v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Company, Case No. CIVDS 1200255, in the Superior Court of California for the County of San Bernardino ("the Rudsell Complaint"). The Rudsell Complaint has been stayed pending a resolution in the Burnell Complaint. Any claims related to orientation pay in the Rudsell Complaint have been subsumed within the Montalvo v. Swift class action matter (discussed below).
The issue of class certification must first be resolved before the court will address the merits of the case, and we retain all of our defenses against liability and damages pending a determination of class certification. The Company intends to vigorously defend certification of the class in both matters, as well as the merits of these matters, should the classes be certified. The final disposition of both cases and the impact of such final dispositions of these cases cannot be determined at this time.
California Minimum Wage Class Actions
On July 12, 2011, a class action lawsuit was filed by Simona Montalvo on behalf of herself and all similarly situated persons against Swift Transportation: Montalvo et al. v. Swift Transportation Corporation d/b/a ST Swift Transportation Corporation in the Superior Court of California, County of San Diego ("the Montalvo Complaint"). The Montalvo Complaint was removed to federal court on August 15, 2011, case number 3-11-CV-1827-L. Upon petition by plaintiffs, the matter was remanded to state court and the Company filed an appeal to this remand, which has been denied. The putative class includes employees alleging that candidates for employment within the four-year statutory period in California were not paid the state-mandated minimum wage during their orientation phase. On July 29, 2013, the court certified the class. The Company appealed the class certification and the remand to state court, but on April 10, 2014, the Company’s appeal of class certification was denied. The parties participated in mediation in an attempt to economically resolve all claims without having to incur the expense and uncertainty of litigation. As a consequence of ongoing efforts to mediate a resolution, the Company anticipates its exposure to be in the range of $1.0 million to $1.5 million.
The Company intends to vigorously defend against the merits of this matter. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
On November 7, 2013, a class action lawsuit was filed by Jorge Calix on behalf of himself and all similarly situated persons against Central Refrigerated Service, Inc.: Calix et al. v. Central Refrigerated Service, Inc. (“Central”) in the Superior Court of California, County of San Bernardino ("the Calix Complaint"). The putative class includes employees alleging that candidates for employment within the four -year statutory period in California were not paid the state-mandated minimum wage during their orientation phase. On December 13, 2013, Central filed an answer denying the allegations.
The issue of class certification must first be resolved before the court will address the merits of the case, and the Company retains all of its defenses against liability and damages pending a determination of class certification. Central intends to vigorously defend against certification of the class, as well as the merits of this matter, should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
California Wage and Hour Class Action
On September 25, 2014, a class action lawsuit was filed by Lawrence Peck on behalf of himself and all other similarly situated persons against Swift Transportation: Peck v. Swift Transportation Co. Arizona, LLC in the Superior Court of California, County of Riverside ("the Peck Complaint"). The putative class includes current and former non-exempt employee truck drivers who performed services in California within the four-year statutory period alleging that Swift failed to pay for all hours worked (specifically that pay-per-mile fails to compensate drivers

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

for non-driving related services), failed to pay overtime, failed to properly reimburse work-related expenses, failed to timely pay wages and failed to provide accurate wage statements.
The issue of class certification must first be resolved before the court will address the merits of the case, and the Company retains all of its defenses against liability and damages pending a determination of class certification. The Company intends to vigorously defend certification of the class, as well as the merits, should the class be certified. The final disposition of the case and the impact of such final disposition cannot be determined at this time.
Washington Overtime Class Action
On September 9, 2011, a class action lawsuit was filed by Troy Slack on behalf of himself and all similarly situated persons against Swift Transportation: Troy Slack, et al v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Corporation in the State Court of Washington, Pierce County ("the Slack Complaint"). The Slack Complaint was removed to federal court on October 12, 2011, case number 11-2-114380. The putative class includes all current and former Washington State based employee drivers during the three-year statutory period alleging that they were not paid overtime in accordance with Washington State law and that they were not properly paid for meals and rest periods. On November 23, 2013, the court entered an order on plaintiffs' motion to certify the class. The court only certified the class as it pertains to dedicated route drivers and did not certify any other class or claims, including any class related to over the road drivers (“OTR Drivers”). The court also further limited the class of dedicated drivers to only those dedicated drivers that either begin or end their shift in the state of Washington and therefore are Washington-based employees. Swift is appealing the limited certification of the Washington dedicated drivers.
The issue of class certification must first be resolved before the court will address the merits of the case, and the Company retains all of its defenses against liability and damages pending a determination of class certification. The Company intends to vigorously defend certification of the class, as well as the merits of these matters, should the class be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Utah Minimum Wage Collective Action
On October 8, 2013, a collective action lawsuit was filed by Jacob Roberts on behalf of himself and all similarly situated persons against Central Refrigerated Service, Inc., Jon Isaacson, Bob Baer and John Does 1-10: Jacob Roberts and Collective Action Plaintiffs John Does 1-10 v. Central Refrigerated Service, Inc., Jon Isaacson, Bob Baer and John Does 1-10 in the United States District Court for the District of Utah, Case No. 2;13-ev-00911-EJF ("the Roberts Complaint"). The putative nationwide class includes employees alleging that candidates for employment within the three-year statutory period in Utah were not paid proper compensation pursuant to the FLSA, specifically that the putative collective action plaintiffs were not paid the state-mandated minimum wage for orientation, travel, and training.
The issue of collective action certification in the Roberts Complaint must first be resolved before the court will address the merits of the case, and the Company retains all of its defenses against liability and damages, pending a determination of collective action certification. Central intends to vigorously defend against collective action certification, as well as the merits of this matter, should the collective action be certified. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Utah Collective and Individual Arbitration
On June 1, 2012, a collective and class action complaint was filed by Gabriel Cilluffo, Kevin Shire and Bryan Ratterree individually and on behalf of themselves and all similarly situated persons against Central Refrigerated Services, Inc., Central Leasing, Inc., Jon Isaacson, and Jerry Moyes: Gabriel Cilluffo, Kevin Shire and Bryan Ratterree individually and on behalf themselves and all similarly situated persons v. Central Refrigerated Services, Inc., Central Leasing, Inc., Jon Isaacson, and Jerry Moyes in the United States District Court for the Central District of California, Case No. ED CV 12-00886 ("the Cilluffo Complaint"). The putative class involves owner-operators alleging that Central misclassified owner-operators as independent contractors in violation of the FLSA, and that such owner-operators should be considered employees. The lawsuit also raises a claim of forced labor and state law contractual claims. On September 24, 2012, the California District Court ordered that the FLSA claim proceed to collective arbitration under the Utah Uniform Arbitration Act (“UUAA”) and not the FAA. The September 24, 2012 order directed the arbitrator to determine the validity of proceeding as a collective arbitration under the UUAA, and then if the arbitrator determines that such collective action is permitted, then the arbitrator is to consider the plaintiff’s FLSA claim. On November 8, 2012, the California District Court entered a clarification order clarifying that the plaintiff’s FLSA claim was to proceed to collective arbitration under the UUAA, but the plaintiff’s forced labor claim and state law contractual claims were to proceed as individual arbitrations for those plaintiffs seeking to pursue those specific claims. Central filed a motion for reconsideration and a motion for interlocutory appeal of the California District Court’s orders, both of which were denied and the claims are proceeding to collective and individual arbitration as originally ordered. On December 9, 2013 the arbitrator determined that the issue of misclassification as it relates to the FLSA will proceed as a collective arbitration, however the plaintiffs forced labor claim and state law claims of contractual misrepresentation and breach of contract must proceed on an individual arbitration basis and not as a class.
Central intends to vigorously defend collective arbitration in the Cilluffo Complaint, as well as the merits of the FLSA claim and any individual arbitration matters that are filed, and proceed on the forced labor and state contract law claims. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Environmental Notice
On April 17, 2009, the Company received a notice from the Lower Willamette Group ("LWG"), advising that there are a total of 250 potentially responsible parties ("PRPs"), with respect to alleged environmental contamination of the Lower Willamette River in Portland, Oregon designated as the Portland Harbor Superfund site ("the Site"), and that as a previous landowner at the Site, the Company has been asked to join a group of 60 PRPs and proportionately contribute to (i) reimbursement of funds expended by LWG to investigate environmental contamination at the Site and (ii) remediation costs of the same, rather than be exposed to potential litigation. Although the Company does not believe it contributed any contaminants to the Site, the Company was at one time the owner of property at the Site and the Comprehensive Environmental Response,

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Compensation and Liability Act imposes a standard of strict liability on property owners with respect to environmental claims. Notwithstanding this standard of strict liability, the Company believes our potential proportionate exposure to be minimal and not material. No formal complaint has been filed in this matter. The Company’s pollution liability insurer has been notified of this potential claim. The Company does not believe the outcome of this matter is likely to have a material adverse effect on Swift. However, the final disposition of this matter and the impact of such final disposition cannot be determined at this time.
2013 Environmental Incident
On May 14, 2013, a Swift Transportation tractor and trailer was involved in an accident in Bridgeport, California that resulted in fuel and other liquid components being released into the ground and a nearby stream. Based on soil and water testing of the impacted area, the Company expects the range of cost to remediate this release is $0.3 million to $0.5 million.
Other Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, experience damage, mechanical failures and cargo issues as an incidental part of its normal ordinary course of operations.  From time to time, these matters result in the discharge of diesel fuel, motor oil or other hazardous materials into the environment.  Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges.  As of September 30, 2014, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $0.6 million in the aggregate for all current and prior year claims.
Note 14. Segment Information
The Company’s four reportable operating segments are Truckload, Dedicated, Central Refrigerated and Intermodal. The Company reorganized its reportable segments to reflect management’s revised reporting structure of its lines of business in the first quarter of 2014. See further details in Note 1.

•
Truckload — The truckload segment consists of one-way movements over irregular routes throughout the United States, Mexico, and Canada. This service utilizes both company and owner-operator tractors with dry van, flatbed, and other specialized trailing equipment.

•
Dedicated — Through the dedicated segment, the Company devotes use of equipment to specific customers and offers tailored solutions under long-term contracts. This dedicated segment utilizes refrigerated, dry van, flatbed and other specialized trailing equipment.

•
Central Refrigerated — This segment represents the core operations of Central Refridgerated and primarily consists of shipments for customers that require temperature-controlled trailers. These shipments include one-way movements over irregular routes, as well as dedicated truck operations.

•
Intermodal — The intermodal segment includes revenue generated by moving freight over the rail in the Company's containers and other trailing equipment, combined with revenue for drayage to transport loads between the railheads and customer locations.

•
Other businesses — The other non-reportable segment includes the Company's logistics and freight brokerage services, as well as support services provided by its subsidiaries to customers and owner-operators, including repair and maintenance shop services, equipment leasing, and insurance. Intangible amortization related to the 2007 going-private transaction is also included in this other non-reportable segment.

The Company uses the “management approach” to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that the Company’s management uses to make operating decisions. The chief operating decision makers use operating revenue, operating expenses, operating ratios, operating income and key operating statistics to evaluate performance and allocate resources to the Company’s operations.
Management uses operating income, as reported below, to allocate resources and measure segment performance, which is consistent with GAAP for segment reporting. Operating income should not be viewed as a substitute for GAAP net income (loss). The Company believes the presentation of operating income enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business segments.
Operating income is defined as operating revenues less operating expenses, before tax.
Based on the unique nature of the Company's operating structure, revenue-generating assets are interchangeable between segments. Therefore, the Company does not prepare separate balance sheets by segment, as assets are not separately identifiable by segment. The Company allocates depreciation and amortization expense on its property and equipment to the segments based on the actual utilization of the asset by the segment during the period.
Total revenue of the Company’s foreign operations was less than 5.0% of the Company’s consolidated revenue for the three and nine months ended September 30, 2014 and 2013, respectively.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Set forth in the tables below is certain financial information with respect to the Company’s reportable segments (in thousands):

	Operating Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Truckload	$570,931	$579,494	$1,699,469	$1,727,813
Dedicated	238,025	184,550	654,776	546,427
Central Refrigerated	100,448	115,339	314,122	332,979
Intermodal	99,962	96,478	292,186	270,736
Subtotal	1,009,366	975,861	2,960,553	2,877,955
Non-reportable segment	80,122	63,982	239,279	207,954
Intersegment eliminations	(14,608)	(7,716)	(40,608)	(43,103)
Consolidated operating revenue	$1,074,880	$1,032,127	$3,159,224	$3,042,806

	Operating Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Truckload	$71,186	$58,053	$172,689	$165,070
Dedicated	23,692	20,508	56,334	63,725
Central Refrigerated	3,238	3,422	9,320	13,803
Intermodal	1,934	1,531	513	715
Subtotal	100,050	83,514	238,856	243,313
Non-reportable segment	(2,639)	906	(1,253)	11,091
Consolidated operating income	$97,411	$84,420	$237,603	$254,404

	Depreciation and Amortization Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Truckload	$27,473	$32,696	$86,034	$96,076
Dedicated	13,890	11,711	39,965	33,439
Central Refrigerated	3,175	2,877	9,195	10,676
Intermodal	2,892	2,292	7,843	7,037
Subtotal	47,430	49,576	143,037	147,228
Non-reportable segment	6,939	8,678	22,298	22,776
Consolidated depreciation and amortization expense	$54,369	$58,254	$165,335	$170,004
Other Intersegment Transactions
Certain operating segments provide transportation and related services for other affiliates outside their reportable segment. Revenues for such services are reflected as revenues of the billing segment, and are based on negotiated rates, which management believes approximate fair value. These rates are adjusted from time to time based on market conditions. Such intersegment revenues and expenses are eliminated in our consolidated results.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Note 15. Accumulated Other Comprehensive Loss
The following table reflects the components of accumulated other comprehensive loss (in thousands):

	Derivative Financial Instruments	Foreign Currency Transactions	Accumulated Other Comprehensive Loss
Balance as of December 31, 2013	$(6,245)	$83	$(6,162)
Amounts reclassified from accumulated other comprehensive loss, net of income tax	2,728	—	2,728
Other comprehensive income, net of income taxes	2,728	—	2,728
Balance as of September 30, 2014	$(3,517)	$83	$(3,434)

(Amounts in parenthesis indicate debits, or loss).
The following table presents details about reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	Statements of Income Classification
Cash flow hedging activities:
Losses on interest rate swaps	$1,642	$1,106	$4,438	$2,065	Derivative interest expense
Income tax benefit	(633)	(431)	(1,710)	(805)	Income tax expense
	$1,009	$675	$2,728	$1,260	Net income
Note 16. Guarantor Condensed Consolidating Financial Statements
The payment of principal and interest on the Company’s senior secured second priority notes are guaranteed by the Company and the Company’s 100%-owned domestic subsidiaries (the “Guarantor Subsidiaries”) other than its driver academy subsidiary, its captive insurance subsidiaries, its special-purpose receivables securitization subsidiary, and its foreign subsidiaries (the “Non-guarantor Subsidiaries”). The separate financial statements of the Guarantor Subsidiaries are not included herein because the Guarantor Subsidiaries are the Company’s 100%-owned consolidated subsidiaries and are jointly, severally, fully and unconditionally liable for the obligations represented by the senior secured second priority notes.
Pursuant to the terms of the Indenture governing the senior secured second priority notes, the guarantees are full and unconditional, but are subject to release under the following circumstances, in each case, in accordance with the terms of the Indenture:
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
The condensed financial statements present condensed financial data for (i) Swift Transportation Company (on a parent only basis), (ii) Swift Services Holdings, Inc. (on an issuer only basis), (iii) the combined Guarantor Subsidiaries, (iv) the combined Non-Guarantor Subsidiaries, (v) an elimination column for adjustments to arrive at the information for the parent company and subsidiaries on a consolidated basis and (vi) the parent company and subsidiaries on a consolidated basis as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013.
Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating balance sheet as of September 30, 2014 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Cash and cash equivalents	$—	$—	$61,972	$8,324	$—	$70,296
Restricted cash	—	—	—	51,511	—	51,511
Restricted investments, held to maturity, amortized cost	—	—	—	25,091	—	25,091
Accounts receivable, net	—	—	29,566	428,333	(3,711)	454,188
Intercompany receivable	119,902	315,358	—	56,589	(491,849)	—
Other current assets	10,473	—	121,424	16,366	(5,485)	142,778
Total current assets	130,375	315,358	212,962	586,214	(501,045)	743,864
Property and equipment, net	—	—	1,447,056	36,887	—	1,483,943
Investment in subsidiaries	349,664	946,319	1,040,096	—	(2,336,079)	—
Other assets	11,360	1,809	62,185	3,637	(31,953)	47,038
Intangible assets, net	—	—	295,060	9,076	—	304,136
Goodwill	—	—	246,977	6,279	—	253,256
Total assets	$491,399	$1,263,486	$3,304,336	$642,093	$(2,869,077)	$2,832,237
Intercompany payable	$—	$5,485	$491,849	$—	$(497,334)	$—
Current portion of long-term debt and obligations under capital leases	609	—	71,877	23,112	(19,460)	76,138
Other current liabilities	9,205	14,106	335,313	21,463	(3,711)	376,376
Total current liabilities	9,814	19,591	899,039	44,575	(520,505)	452,514
Long-term debt and obligations under capital leases, less current portion	—	423,596	562,776	3,061	(709)	988,724
Deferred income taxes	—	—	452,525	7,499	(11,784)	448,240
Revolving line of credit	—	—	82,000	—	—	82,000
Securitization of accounts receivable	—	—	—	315,000	—	315,000
Other liabilities	—	—	91,267	52,008	—	143,275
Total liabilities	9,814	443,187	2,087,607	422,143	(532,998)	2,429,753
Total stockholders’ equity	481,585	820,299	1,216,729	219,950	(2,336,079)	402,484
Total liabilities and stockholders’ equity	$491,399	$1,263,486	$3,304,336	$642,093	$(2,869,077)	$2,832,237

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating balance sheet as of December 31, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Cash and cash equivalents	$—	$—	$54,564	$4,614	$—	$59,178
Restricted cash	—	—	—	50,833	—	50,833
Restricted investments, held to maturity, amortized cost	—	—	—	25,814	—	25,814
Accounts receivable, net	—	—	28,997	394,044	(4,605)	418,436
Intercompany receivable	85,498	400,569	—	55,799	(541,866)	—
Other current assets	37,022	—	127,775	16,270	(1,296)	179,771
Total current assets	122,520	400,569	211,336	547,374	(547,767)	734,032
Property and equipment, net	—	—	1,407,414	40,393	—	1,447,807
Investment in subsidiaries	239,432	870,599	983,289	—	(2,093,320)	—
Other assets	11,780	2,355	83,967	4,639	(45,575)	57,166
Intangible assets, net	—	—	307,092	9,655	—	316,747
Goodwill	—	—	246,977	6,279	—	253,256
Total assets	$373,732	$1,273,523	$3,240,075	$608,340	$(2,686,662)	$2,809,008
Intercompany payable	$—	$1,296	$542,772	$—	$(544,068)	$—
Current portion of long-term debt and obligations under capital leases	6,036	—	64,970	36,626	(32,576)	75,056
Other current liabilities	2,281	6,389	277,921	27,170	(4,449)	309,312
Total current liabilities	8,317	7,685	885,663	63,796	(581,093)	384,368
Long-term debt and obligations under capital leases, less current portion	—	493,825	747,918	5,046	(25)	1,246,764
Deferred income taxes	—	—	487,670	8,754	(12,224)	484,200
Securitization of accounts receivable	—	—	—	264,000	—	264,000
Revolving line of credit	—	—	17,000	—	—	17,000
Other liabilities	—	—	73,774	55,315	—	129,089
Total liabilities	8,317	501,510	2,212,025	396,911	(593,342)	2,525,421
Total stockholders’ equity	365,415	772,013	1,028,050	211,429	(2,093,320)	283,587
Total liabilities and stockholders’ equity	$373,732	$1,273,523	$3,240,075	$608,340	$(2,686,662)	$2,809,008

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of income for the three months ended September 30, 2014 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Operating revenue	$—	$—	$1,055,901	$37,149	$(18,170)	$1,074,880
Operating expenses:
Salaries, wages and employee benefits	1,540	—	230,835	7,630	—	240,005
Operating supplies and expenses	1,122	2	86,546	3,444	(2,655)	88,459
Fuel	—	—	142,837	6,262	—	149,099
Purchased transportation	—	—	338,611	1,663	(12,162)	328,112
Rental expense	—	—	59,049	771	(165)	59,655
Insurance and claims	1,739	—	29,786	9,336	(3,188)	37,673
Depreciation and amortization of property and equipment	—	—	52,981	1,388	—	54,369
Amortization of intangibles	—	—	4,011	193	—	4,204
Impairments	—	—	2,308	—	—	2,308
Gain on disposal of property and equipment	—	—	(11,620)	(8)	—	(11,628)
Communication and utilities	—	—	6,964	357	—	7,321
Operating taxes and licenses	—	—	15,499	2,393	—	17,892
Total operating expenses	4,401	2	957,807	33,429	(18,170)	977,469
Operating income (loss)	(4,401)	(2)	98,094	3,720	—	97,411
Interest expense, net	7	11,306	8,994	1,044	—	21,351
Other (income) expenses, net	(53,488)	(33,619)	(29,178)	(3,470)	121,767	2,012
Income before income taxes	49,080	22,311	118,278	6,146	(121,767)	74,048
Income tax expense (benefit)	(1,078)	(5,250)	28,319	1,899	—	23,890
Net income (loss)	$50,158	$27,561	$89,959	$4,247	$(121,767)	$50,158

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of income for the three months ended September 30, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Operating revenue	$—	$—	$1,015,440	$38,205	$(21,518)	$1,032,127
Operating expenses:
Salaries, wages and employee benefits	1,081	—	211,717	7,358	—	220,156
Operating supplies and expenses	552	2	84,036	2,931	(2,317)	85,204
Fuel	—	—	154,478	6,083	—	160,561
Purchased transportation	—	—	328,677	2,274	(12,630)	318,321
Rental expense	—	—	45,639	781	(158)	46,262
Insurance and claims	—	—	28,956	12,567	(6,413)	35,110
Depreciation and amortization of property and equipment	—	—	57,032	1,222	—	58,254
Amortization of intangibles	—	—	4,011	193	—	4,204
Gain on disposal of property and equipment	—	—	(5,622)	3	—	(5,619)
Communication and utilities	—	—	6,444	235	—	6,679
Operating taxes and licenses	—	—	16,034	2,541	—	18,575
Total operating expenses	1,633	2	931,402	36,188	(21,518)	947,707
Operating income (loss)	(1,633)	(2)	84,038	2,017	—	84,420
Interest expense, net	—	12,913	11,780	763	—	25,456
Other (income) expenses, net	(34,203)	(31,083)	(20,238)	(2,574)	90,953	2,855
Income (loss) before income taxes	32,570	18,168	92,496	3,828	(90,953)	56,109
Income tax expense (benefit)	2,819	(4,853)	27,007	1,183	—	26,156
Net income (loss)	$29,751	$23,021	$65,489	$2,645	$(90,953)	$29,953

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of income for the nine months ended September 30, 2014 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Operating revenue	$—	$—	$3,099,650	$114,877	$(55,303)	$3,159,224
Operating expenses:
Salaries, wages and employee benefits	3,892	—	680,266	23,306	—	707,464
Operating supplies and expenses	2,485	3	247,636	11,368	(8,131)	253,361
Fuel	—	—	438,464	20,334	—	458,798
Purchased transportation	—	—	1,017,617	6,715	(36,802)	987,530
Rental expense	—	—	165,565	2,437	(493)	167,509
Insurance and claims	5,134	—	90,178	28,007	(9,877)	113,442
Depreciation and amortization of property and equipment	—	—	161,222	4,113	—	165,335
Amortization of intangibles	—	—	12,032	579	—	12,611
Impairments	—	—	2,308	—	—	2,308
Gain on disposal of property and equipment	—	—	(23,091)	(8)	—	(23,099)
Communication and utilities	—	—	21,285	922	—	22,207
Operating taxes and licenses	62	—	46,079	8,014	—	54,155
Total operating expenses	11,573	3	2,859,561	105,787	(55,303)	2,921,621
Operating income (loss)	(11,573)	(3)	240,089	9,090	—	237,603
Interest expense, net	56	36,005	28,319	3,462	—	67,842
Other (income) expenses, net	(110,231)	(68,129)	(46,041)	(10,017)	244,759	10,341
Income (loss) before income taxes	98,602	32,121	257,811	15,645	(244,759)	159,420
Income tax expense (benefit)	(4,059)	(16,164)	71,860	5,122	—	56,759
Net income (loss)	$102,661	$48,285	$185,951	$10,523	$(244,759)	$102,661

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of income for the nine months ended September 30, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Operating revenue	$—	$—	$2,989,063	$117,644	$(63,901)	$3,042,806
Operating expenses:
Salaries, wages and employee benefits	2,459	—	645,784	22,250	—	670,493
Operating supplies and expenses	1,682	6	229,568	10,960	(5,949)	236,267
Fuel	—	—	470,395	19,168	—	489,563
Purchased transportation	—	—	948,073	8,892	(38,371)	918,594
Rental expense	—	—	127,789	2,578	(486)	129,881
Insurance and claims	—	—	85,249	34,091	(19,095)	100,245
Depreciation and amortization of property and equipment	—	—	166,582	3,422	—	170,004
Amortization of intangibles	—	—	12,032	579	—	12,611
Gain on disposal of property and equipment	—	—	(13,634)	24	—	(13,610)
Communication and utilities	—	—	18,486	659	—	19,145
Operating taxes and licenses	—	—	47,203	8,006	—	55,209
Total operating expenses	4,141	6	2,737,527	110,629	(63,901)	2,788,402
Operating income (loss), net	(4,141)	(6)	251,536	7,015	—	254,404
Interest expense, net	—	38,740	34,534	3,263	—	76,537
Other (income) expenses	(78,546)	(76,531)	(51,509)	(7,920)	214,443	(63)
Income before income taxes	74,405	37,785	268,511	11,672	(214,443)	177,930
Income tax expense (benefit)	(21,629)	(14,435)	99,343	4,527	—	67,806
Net income (loss)	$96,034	$52,220	$169,168	$7,145	$(214,443)	$110,124

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the three months ended September 30, 2014 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net income	$50,158	$27,561	$89,959	$4,247	$(121,767)	$50,158
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	1,642	—	—	1,642
Other comprehensive income before income taxes	—	—	1,642	—	—	1,642
Income tax effect of items within other comprehensive income	—	—	(633)	—	—	(633)
Total comprehensive income	$50,158	$27,561	$90,968	$4,247	$(121,767)	$51,167

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the three months ended September 30, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net income (loss)	$29,751	$23,021	$65,489	$2,645	$(90,953)	$29,953
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	1,106	—	—	1,106
Other comprehensive income before income taxes	—	—	1,106	—	—	1,106
Income tax effect of items within other comprehensive income	—	—	(326)	—	—	(326)
Total comprehensive income (loss)	$29,751	$23,021	$66,269	$2,645	$(90,953)	$30,733

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the nine months ended September 30, 2014 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net income (loss)	$102,661	$48,285	$185,951	$10,523	$(244,759)	$102,661
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	4,438	—	—	4,438
Other comprehensive income before income taxes	—	—	4,438	—	—	4,438
Income tax effect of items within other comprehensive income	—	—	(1,710)	—	—	(1,710)
Total comprehensive income (loss)	$102,661	$48,285	$188,679	$10,523	$(244,759)	$105,389

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of comprehensive income for the nine months ended September 30, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net income (loss)	$96,034	$52,220	$169,168	$7,145	$(214,443)	$110,124
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	—	—	2,065	—	—	2,065
Change in fair value of interest rate swaps	—	—	(145)	—	—	(145)
Other comprehensive income before income taxes	—	—	1,920	—	—	1,920
Income tax effect of items within other comprehensive income	—	—	(544)	—	—	(544)
Total comprehensive income (loss)	$96,034	$52,220	$170,544	$7,145	$(214,443)	$111,500

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of cash flows for the nine months ended September 30, 2014 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net cash provided by (used in) operating activities	$30,214	$(13,288)	$304,671	$(28,784)	$—	$292,813
Cash flows from investing activities:
Increase in restricted cash	—	—	—	(678)	—	(678)
Change in restricted investments	—	—	—	364	—	364
Proceeds from sale of property and equipment	—	—	116,638	34	—	116,672
Capital expenditures	—	—	(210,488)	(625)	—	(211,113)
Payments received on notes receivable		—	3,759	—	—	3,759
Expenditures on assets held for sale	—	—	(2,900)	—	—	(2,900)
Payments received on assets held for sale	—	—	20,089	—	—	20,089
Dividends from subsidiary	—	—	2,000	—	(2,000)	—
Payments received on equipment sale receivables	—	—	368	—	—	368
Net cash used in investing activities	—	—	(70,534)	(905)	(2,000)	(73,439)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	450,000	—	—	450,000
Payment of deferred loan costs	—	—	(11,684)	(100)	—	(11,784)
Borrowings under accounts receivable securitization	—	—	—	100,000	—	100,000
Repayment of long-term debt and capital leases	(5,427)	(71,924)	(691,666)	(3,071)	—	(772,088)
Net borrowings on revolving line of credit	—	—	65,000	—	—	65,000
Repayment of accounts receivable securitization	—	—	—	(49,000)	—	(49,000)
Dividends to parent	—	—	—	(2,000)	2,000	—
Net funding (to) from affiliates	(34,403)	85,212	(38,379)	(12,430)	—	—
Proceeds from exercise of stock options	7,587	—	—	—	—	7,587
Income tax benefit from exercise of stock options	2,029	—	—	—	—	2,029
Net cash (used in) provided by financing activities	(30,214)	13,288	(226,729)	33,399	2,000	(208,256)
Net increase in cash and cash equivalents	—	—	7,408	3,710	—	11,118
Cash and cash equivalents at beginning of period	—	—	54,564	4,614	—	59,178
Cash and cash equivalents at end of period	$—	$—	$61,972	$8,324	$—	$70,296

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (continued)

Condensed consolidating statement of cash flows for the nine months ended September 30, 2013 (in thousands)

	Swift Transportation Company (Parent)	Swift Services Holdings, Inc. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations for Consolidation	Consolidated
Net cash provided by (used in) operating activities	$25,038	$(8,081)	$359,079	$(20,173)	$—	$355,863
Cash flows from investing activities:
Decrease in restricted cash	—	—	—	1,302	—	1,302
Change in restricted investments	—	—	—	(1,900)	—	(1,900)
Proceeds from sale of property and equipment	—	—	75,663	149	—	75,812
Capital expenditures	—	—	(231,701)	(5,289)	—	(236,990)
Payments received on notes receivable	—	—	2,775	—	—	2,775
Expenditures on assets held for sale	—	—	(17,442)	—	—	(17,442)
Payments received on assets held for sale	—	—	47,365	—	—	47,365
Payments received on equipment sale receivables	—	—	1,266	—	—	1,266
Dividends from subsidiary	—	—	6,800	—	(6,800)	—
Payments received on intercompany notes payable	—	—	3,399	—	(3,399)	—
Capital contribution to subsidiary	—	—	(1,160)	—	1,160	—
Acquisition of Central Refrigerated, net of debt repayment	—	—	(147,822)	—	—	(147,822)
Net cash used in investing activities	—	—	(260,857)	(5,738)	(9,039)	(275,634)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	—	—	(192,041)	(7,449)	—	(199,490)
Net borrowings on revolving line of credit	—	—	59,469	—	—	59,469
Borrowings under accounts receivable securitization	—	—	—	180,000	—	180,000
Repayment of accounts receivable securitization	—	—	—	(124,000)	—	(124,000)
Proceeds from long-term debt	—	—	16,000	10,268	—	26,268
Payment of deferred loan costs	—	—	(1,332)	(851)	—	(2,183)
Distribution to Central stockholders, pre-acquisition	—	—	(2,499)	—	—	(2,499)
Issuance of Central loan receivable, pre-acquisition	—	—	(30,000)	—	—	(30,000)
Proceeds from exercise of stock options	10,422	—	—	—	—	10,422
Income tax benefit from exercise of stock options	(383)	—	—	—	—	(383)
Dividend to parent	—	—	—	(6,800)	6,800	—
Capital contribution	—	—	—	1,160	(1,160)	—
Repayment of intercompany notes payable	—	—	—	(3,399)	3,399	—
Net funding (to) from affiliates	(35,077)	8,081	53,479	(26,483)	—	—
Net cash (used in) provided by financing activities	(25,038)	8,081	(96,924)	22,446	9,039	(82,396)
Net increase (decrease) in cash and cash equivalents	—	—	1,298	(3,465)	—	(2,167)
Cash and cash equivalents at beginning of period	—	—	43,877	9,719	—	53,596
Cash and cash equivalents at end of period	$—	$—	$45,175	$6,254	$—	$51,429

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2013.
Non-GAAP Measures
In addition to disclosing financial results that are determined in accordance with United States generally accepted accounting principles ("GAAP") we also disclose certain non-GAAP financial information, such as Adjusted Operating Ratio, Adjusted EBITDA and Adjusted EPS, which are not recognized measures under GAAP and should not be considered alternatives to or superior to profitability and cash flow measures derived in accordance with GAAP. We use Adjusted Operating Ratio, Adjusted EBITDA and Adjusted EPS as supplements to our GAAP results in evaluating certain aspects of our business, as described below. We believe our presentation of Adjusted Operating Ratio, Adjusted EBITDA and Adjusted EPS is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance. See below for more information on our use of Adjusted Operating Ratio, Adjusted EBITDA and Adjusted EPS, as well as a description of the computation and reconciliation of our Operating Ratio to our Adjusted Operating Ratio, our net income to Adjusted EBITDA and our diluted earnings per share to Adjusted EPS.
We define Adjusted Operating Ratio as (1) total operating expenses, less (i) fuel surcharges, (ii) amortization of intangibles from our 2007 going-private transaction, (iii) non-cash impairment charges, (iv) other special non-cash items, and (v) excludable transaction costs, as a percentage of (2) total revenue excluding fuel surcharge revenue (Revenue xFSR). We believe fuel surcharge is sometimes volatile and eliminating the impact of this source of revenue (by netting fuel surcharge revenue against fuel expense) affords a more consistent basis for comparing our results of operations. We also believe excluding impairments, non-comparable nature of the intangibles from our going-private transaction and other special items enhances the comparability of our performance from period to period. A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$1,074,880	$1,032,127	$3,159,224	$3,042,806
Less: Fuel surcharge revenue	193,051	198,746	584,059	594,727
Revenue xFSR	881,829	833,381	2,575,165	2,448,079
Total GAAP operating expense	977,469	947,707	2,921,621	2,788,402
Adjusted for:
Fuel surcharge revenue	(193,051)	(198,746)	(584,059)	(594,727)
Amortization of certain intangibles (a)	(3,912)	(3,912)	(11,736)	(11,736)
Non-cash impairments (b)	(2,308)	—	(2,308)	—
Acceleration of non-cash equity compensation (c)	—	(887)	—	(887)
Adjusted operating expense	778,198	744,162	2,323,518	2,181,052
Adjusted operating income	$103,631	$89,219	$251,647	$267,027
Operating Ratio	90.9%	91.8%	92.5%	91.6%
Adjusted Operating Ratio	88.2%	89.3%	90.2%	89.1%

(a)	Amortization of certain intangibles reflects the non-cash amortization expense relating to certain intangible assets identified in our 2007 going private transaction.

(b)	During the third quarter of 2014, certain operational software with a carrying amount of $2.3 million was replaced and written off, resulting in a pre-tax impairment charge of $2.3 million.

(c)
In the third quarter of 2013, Central incurred a $0.9 million one-time non-cash equity compensation charge for certain stock options that accelerated upon the closing of the acquisition of Central (the "Acquisition").

We define adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") as net income (loss) plus (i) depreciation and amortization, (ii) interest and derivative interest expense, including other fees and charges associated with indebtedness, net of interest income, (iii) income taxes, (iv) non-cash equity compensation expense, (v) non-cash impairments, (vi) other special non-cash items, and (vii) excludable transaction costs. We believe that Adjusted EBITDA is a relevant measure for estimating the cash generated by our operations that would be available to cover capital expenditures, taxes, interest and other investments and that it enhances an investor’s understanding of our financial performance. We use Adjusted EBITDA for business planning purposes and in measuring our performance relative to that of our competitors. Our method of computing Adjusted EBITDA is consistent with that used in our senior secured credit facility agreement for covenant compliance purposes and may differ from similarly titled measures of other companies. A reconciliation of GAAP net income to Adjusted EBITDA for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Net income	$50,158	$29,953	$102,661	$110,124
Adjusted for:
Depreciation and amortization of property and equipment	54,369	58,254	165,335	170,004
Amortization of intangibles	4,204	4,204	12,611	12,611
Interest expense	20,372	24,595	65,050	75,719
Derivative interest expense	1,756	1,465	5,027	2,559
Interest income	(777)	(604)	(2,235)	(1,741)
Income tax expense	23,890	26,156	56,759	67,806
EBITDA	153,972	144,023	405,208	437,082
Non-cash equity compensation (a)	1,539	1,967	3,892	3,465
Loss on debt extinguishment (b)	2,854	496	12,757	5,540
Non-cash impairments (c)	2,308	—	2,308	—
Excludable transaction costs (d)	—	4,331	—	4,331
Adjusted EBITDA	$160,673	$150,817	$424,165	$450,418

(a)
Represents recurring non-cash equity compensation expense on a pre-tax basis. In accordance with the terms of our senior credit facility agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.

(b)
On June 9, 2014, the Company entered into a Third Amended and Restated Credit Agreement ("2014 Agreement"). The 2014 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches with outstanding principal balances of $229.0 million and $370.9 million, respectively, at closing under the Second Amended and Restated Credit Agreement ("2013 Agreement"), with a $500.0 million face value delayed draw first lien term loan A tranche maturing June 2019, of which $50.0 million was drawn upon closing, and a $400.0 million face value first lien term loan B tranche maturing June 2021. Additionally, the 2014 Agreement includes a $450.0 million revolving credit line maturing June 2019, $164.0 million of which was drawn upon closing, replacing the previous $400.0 million revolving credit line maturing September 2016. The replacement of the 2013 Agreement and the previous revolver resulted in a loss on debt extinguishment of $5.2 million in the second quarter of 2014, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2013 Agreement and the previous revolver. Additionally, during the third quarter of 2014, the Company used cash on hand to repurchase $32.7 million in principal of its senior secured second priority notes, as transacted on the open market, and averaging 107.27% of face value. The Company paid total proceeds of $35.8 million, which included the principal amount, the premium and the accrued interest. These amounts and the related write-off of the unamortized original issue discount resulted in a loss of $2.9 million in the third quarter of 2014. Further, in April and March 2014, the Company used cash on hand to repurchase $39.2 million in principal of its senior secured second priority notes, as transacted on the open market, and averaging 110.50% of face value. The Company paid total proceeds of $44.7 million, which included the principal amount, the premium and the accrued interest. These amounts and the related write-off of the unamortized original issue discount resulted in a loss on debt extinguishment of $4.7 million in the first two quarters of 2014.

In association with the Acquisition, on August 6, 2013, certain outstanding Central debt was paid in full and extinguished, resulting in a loss on debt extinguishment of $0.5 million, representing the write-off of the remaining unamortized deferred financing fees. Additionally, on March 7, 2013, the Company entered into the 2013 Agreement. The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the Amended and Restated Credit Agreement (“2012 Agreement”) entered into on March 6, 2012, with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term loan B-1 and B-2 tranches with face values of $250.0 million and $410.0 million, respectively. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million in the first quarter of 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement.

(c)	Includes the items discussed in note (b) to the Adjusted Operating Ratio table above.

(d)
As a result of the Acquisition in the third quarter of 2013, both Swift and Central incurred transaction related expenses, including financial advisory and other professional fees related to the Acquisition.

We define adjusted earnings per share ("Adjusted EPS") as (1) income (loss) before income taxes plus (i) amortization of the intangibles from our 2007 going private transaction, (ii) non-cash impairments, (iii) other special non-cash items, (iv) excludable transaction costs, (v) the mark-to-market adjustment on our interest rate swaps that is recognized in the consolidated statement of income in a given period, and (vi) the amortization of previous losses recorded in accumulated other comprehensive loss (“AOCI”) related to interest rate swaps we terminated upon our initial public offering and related refinancing transactions in December 2010; (2) reduced by income taxes; (3) divided by weighted average diluted shares outstanding. Beginning in 2013, we began using our GAAP expected effective tax rate for our adjusted EPS calculation. We believe the presentation of financial results excluding the impact of the items noted above provides a consistent basis for comparing our results from period to period and to those of our peers due to the non-comparable nature of the intangibles from our going-private transaction, the historical volatility of the interest rate derivative agreements and the non-operating nature of the impairment charges, transaction costs and other adjustment items. A reconciliation of GAAP diluted earnings per share to Adjusted EPS for each of the periods indicated is as follows (the numbers reflected in the below table are calculated on a per share basis and may not foot due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Diluted earnings per share	$0.35	$0.21	$0.72	$0.78
Adjusted for:
Income tax expense	0.17	0.18	0.40	0.48
Income before income taxes	0.52	0.39	1.11	1.25
Non-cash impairments (a)	0.02	—	0.02	—
Loss on debt extinguishment (b)	0.02	—	0.09	0.04
Amortization of certain intangibles (c)	0.03	0.03	0.08	0.08
Acceleration of non-cash equity compensation (d)	—	0.01	—	0.01
Excludable transaction costs (e)	—	0.03	—	0.03
Adjusted income before income taxes	0.58	0.47	1.30	1.42
Provision for income tax expense at effective rate	0.19	0.18	0.46	0.55
Adjusted EPS	$0.39	$0.29	$0.84	$0.87

(a)	Includes the items discussed in note (b) to the Adjusted Operating Ratio table above.

(b)	Includes the items discussed in note (b) to the Adjusted EBITDA table above.

(c)	Includes the items discussed in note (a) to the Adjusted Operating Ratio table above.

(d)	Includes the item discussed in note (c) to the Adjusted Operating Ratio table above.

(e)	Includes the items discussed in note (d) to the Adjusted EBITDA table above.
Overview
We are a multi-faceted transportation services company and have the largest fleet of truckload equipment in North America. As of September 30, 2014, we operate a tractor fleet of approximately 18,700 units comprised of 13,700 tractors driven by company drivers and 5,000 owner-operator tractors, a fleet of 60,300 trailers, and 8,900 intermodal containers from 40 major terminals positioned near major freight centers and traffic lanes in the United States and Mexico. We offer customers the opportunity for “one-stop shopping” for their truckload transportation needs through a broad spectrum of services and equipment. Our extensive suite of services includes general, dedicated, and cross-border U.S./Mexico truckload services through dry van, temperature-controlled, flatbed, and specialized trailers, in addition to rail intermodal and non-asset based freight brokerage and logistics management services, making us an attractive choice for a broad array of customers.
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
The table below reflects our key operating and financial metrics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands, except per share amounts)
Total operating revenue	$1,074,880	$1,032,127	$3,159,224	$3,042,806
Revenue xFSR	$881,829	$833,381	$2,575,165	$2,448,079
Net income	$50,158	$29,953	$102,661	$110,124
Diluted earnings per share	$0.35	$0.21	$0.72	$0.78
Operating Ratio	90.9%	91.8%	92.5%	91.6%
Adjusted Operating Ratio	88.2%	89.3%	90.2%	89.1%
Adjusted EBITDA	$160,673	$150,817	$424,165	$450,418
Adjusted EPS	$0.39	$0.29	$0.84	$0.87
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
Fuel surcharges are designed to compensate us for fuel costs above a certain cost per gallon base. Generally, we receive fuel surcharges on the miles for which we are compensated by customers. However, we continue to have exposure to increasing fuel costs related to deadhead miles, fuel inefficiency due to engine idle time, and other factors as well as the extent to which the surcharge paid by the customer is insufficient. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. Although our surcharge programs vary by customer, we endeavor to negotiate an additional penny per mile charge for every five cent increase in the United States Department of Energy ("DOE") national average diesel fuel index over an agreed baseline price. In some instances, customers choose to incorporate the additional charge by splitting the impact between the basic rate per mile and the surcharge fee. In addition, we have moved much of our West Coast customer activity to a surcharge program that is indexed to the DOE’s West Coast average diesel fuel index as diesel fuel prices in the western United States generally are higher than the national average index. Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true.
Revenue in our non-reportable segment is generated by our non-asset-based freight brokerage and logistics management service, tractor leasing revenue from our financing subsidiaries, premium revenue generated by our captive insurance companies, and other revenue generated from third parties by our repair and maintenance shops. The main factors that affect the revenue in our non-reportable segment are demand for brokerage and logistics services and the number of owner-operators leasing equipment from our financing subsidiaries.
Expenses
The most significant expenses in our business vary with miles traveled and include fuel, driver-related expenses (such as wages and benefits) and services purchased from owner-operators and other transportation providers, such as the railroads, drayage providers, and other trucking companies (which are recorded in the “Purchased transportation” line of our consolidated statements of income). Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety improvements, fleet age, efficiency, and other factors. Our main fixed costs are depreciation and lease expense of long-term assets, such as tractors, trailers, containers, and terminals, interest expense, and the compensation of non-driver personnel.
A significant portion of our expenses are either fully or partially variable based on the number of miles traveled, changes in weekly trucking revenue per tractor caused by increases or decreases in deadhead miles percentage, rate per mile and loaded miles. In general, changes in deadhead miles percentage have the largest proportionate effect on profitability because we still bear all of the expenses for each deadhead mile but do not earn any revenue to offset those expenses. Changes in rate per mile have the next largest proportionate effect on profitability because incremental improvements in rate per mile are not offset by any additional expenses. Changes in loaded miles generally have a smaller effect on profitability because variable expenses increase or decrease with changes in miles. However, items such as driver satisfaction and network efficiency are affected by changes in mileage and have significant indirect effects on expenses.
In general, our miles per tractor per week, rate per mile, and deadhead miles percentage are affected by industry-wide freight volumes, industry-wide trucking capacity and the competitive environment, which are beyond our control, as well as by our service levels, planning, and discipline of our operations, over which we have significant control.

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013
Factors Affecting Comparability Between Periods
Three Months Ended September 30, 2014 Results of Operations
Net income for the three months ended September 30, 2014 was $50.2 million. Items during the 2014 period impacting comparability between the three months ended September 30, 2014 and the corresponding 2013 period include the following:

•	$2.3 million pre-tax impairment charge for the write-off of certain operational software replaced during the third quarter of 2014;

•	6.2 percentage point decrease in the expected effective tax rate primarily due to certain federal tax credits realized as a discrete item during the third quarter of 2014;

•
$4.2 million reduction in interest expense in 2014 as compared to 2013 resulting from the replacement of the senior secured credit facility during the second quarter of 2014 and our voluntary debt prepayments made in the latter half of 2013 and through the first nine months of 2014; and

•	$2.9 million loss on debt extinguishment resulting from the repurchase of our senior secured second priority notes during the third quarter of 2014.
Three Months Ended September 30, 2013 Results of Operations
Net income for the three months ended September 30, 2013 was $30.0 million. Items during the 2013 period impacting comparability between the third quarter of 2013 and the corresponding 2014 period include the following:

•	$4.3 million in merger and acquisition expense for financial advisory and other professional fees related to the Acquisition in August 2013;

•	$0.5 million in loss on debt extinguishment relating from certain Central debt paid in full and extinguished at the closing of the Acquisition; and

•	$0.9 million in one-time non-cash equity compensation charge incurred by Central for certain stock options that accelerated upon closing of the Acquisition.
Nine Months Ended September 30, 2014 Results of Operations
Net income for the nine months ended September 30, 2014 was $102.7 million. Items during the 2014 period impacting comparability between the nine months ended September 30, 2014 and the corresponding 2013 period include the following:

•	$2.3 million pre-tax impairment charge for the write-off of certain operational software replaced during the third quarter of 2014;

•	2.9 percentage point decrease in the expected effective tax rate primarily due to federal tax credits realized as a discrete item during the first nine months of 2014;

•
$10.7 million reduction in interest expense in 2014 as compared to 2013, resulting from the replacement of the senior secured credit facility during the second quarter of 2014 and our voluntary debt prepayments made in the latter half of 2013 and through the first nine months of 2014; and

•
$12.8 million loss on debt extinguishment resulting from the repurchase of our senior secured second priority notes throughout the first nine months of 2014 and the replacement of the senior secured credit facility during the second quarter of 2014.

Nine Months Ended September 30, 2013 Results of Operations
Net income for the nine months ended September 30, 2013 was $110.1 million. Items during the 2013 period impacting comparability between the first nine months of 2013 and the corresponding 2014 period include the following:

•	$6.9 million gain on the sale of three properties classified as held for sale during the first nine months of 2013;

•	$4.3 million in merger and acquisition expenses for financial advisory and other professional fees related to the Acquisition in August 2013;

•	$0.9 million in one-time non-cash equity compensation charge incurred by Central for certain stock options that accelerated upon closing of the Acquisition in August 2013; and

•
$5.5 million loss on debt extinguishment resulting from the repayment of certain outstanding Central debt in full at closing of the Acquisition in the third quarter of 2013, resulting in a loss of debt extinguishment of $0.5 million, and $5.0 million from the replacement of our previous Amended and Restated Credit Agreement in the first quarter of 2013.

Results of Operations—Segment Review
We operate four reportable segments: Truckload, Dedicated, Central Refrigerated and Intermodal. The descriptions of the operations of these reportable segments are described in Note 14 in the notes to our consolidated financial statements. In the first quarter of 2014, the Company reorganized its reportable segments to reflect management’s revised reporting structure of its lines of business following the integration of Central Refrigerated. In association with the operational reorganization, the operations of Central Refrigerated's Trailer on Flat Car ("TOFC") business are reported within the Company's Intermodal segment and the operations of Central Refrigerated's logistics business, third-party leasing, and other services provided to owner-operators are reported in the Company's other non-reportable segment.
The following tables reconcile our operating revenues and operating income by reportable segment to our consolidated operating revenue and operating income for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Operating revenue:
Truckload	$570,931	$579,494	$1,699,469	$1,727,813
Dedicated	238,025	184,550	654,776	546,427
Central Refrigerated	100,448	115,339	314,122	332,979
Intermodal	99,962	96,478	292,186	270,736
Subtotal	1,009,366	975,861	2,960,553	2,877,955
Non-reportable segment	80,122	63,982	239,279	207,954
Intersegment eliminations	(14,608)	(7,716)	(40,608)	(43,103)
Consolidated operating revenue	$1,074,880	$1,032,127	$3,159,224	$3,042,806
Operating income (loss):
Truckload	$71,186	$58,053	$172,689	$165,070
Dedicated	23,692	20,508	56,334	63,725
Central Refrigerated	3,238	3,422	9,320	13,803
Intermodal	1,934	1,531	513	715
Subtotal	100,050	83,514	238,856	243,313
Non-reportable segment	(2,639)	906	(1,253)	11,091
Consolidated operating income	$97,411	$84,420	$237,603	$254,404
The results and discussions that follow are reflective of how our chief operating decision makers monitor the performance of our reporting segments. We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures. Additionally, we use a number of primary indicators to monitor our revenue and expense performance and efficiency. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring results of operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying businesses.
Our main measure of productivity for our Truckload, Dedicated and Central Refrigerated reportable segments is weekly trucking revenue per tractor excluding fuel surcharge revenue ("weekly trucking Revenue xFSR per tractor"). Weekly trucking Revenue xFSR per tractor is affected by our loaded miles, which only include the miles driven when hauling freight, the size of our fleet (because available loads may be spread over fewer or more tractors), and the rates received for our services. We strive to increase our revenue per tractor by improving freight rates with our customers and hauling more loads with our existing equipment, effectively moving freight within our network, keeping tractors maintained and recruiting and retaining drivers as well as owner-operators.
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
Truckload

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars and miles in thousands, except per tractor amounts)
Operating revenue	$570,931	$579,494	$1,699,469	$1,727,813
Operating income	$71,186	$58,053	$172,689	$165,070
Operating Ratio	87.5%	90.0%	89.8%	90.4%
Adjusted Operating Ratio	84.5%	87.4%	87.3%	88.0%
Weekly trucking Revenue xFSR per tractor	$3,449	$3,212	$3,376	$3,222
Total loaded miles	254,320	267,607	768,329	804,287
Deadhead miles percentage	11.7%	11.5%	11.7%	11.3%
Average tractors available for dispatch:
Company	6,811	7,552	6,928	7,593
Owner-Operator	3,336	3,355	3,409	3,311
Total	10,147	10,907	10,337	10,904
A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$570,931	$579,494	$1,699,469	$1,727,813
Less: Fuel surcharge revenue	110,917	119,088	338,979	357,571
Revenue xFSR	460,014	460,406	1,360,490	1,370,242
Total GAAP operating expense	499,745	521,441	1,526,780	1,562,743
Adjusted for:
Fuel surcharge revenue	(110,917)	(119,088)	(338,979)	(357,571)
Adjusted operating expense	388,828	402,353	1,187,801	1,205,172
Adjusted operating income	$71,186	$58,053	$172,689	$165,070
Adjusted Operating Ratio	84.5%	87.4%	87.3%	88.0%

Revenue
For the three months ended September 30, 2014, our Truckload segment operating revenue decreased by $8.6 million, or 1.5%, compared with the same period in 2013. However, our Truckload Revenue xFSR remained relatively consistent from the three months ended September 30, 2013 to the three months ended September 30, 2014. This consistency was despite a 7.0% reduction in our average truck fleet as equipment was shifted over the last twelve months from our Truckload segment to facilitate the growth within our Dedicated segment. Our Truckload weekly Revenue xFSR per tractor increased 7.4% to $3,449 for the three months ended September 30, 2014 compared to $3,212 in the comparable three months of 2013. This increase was primarily due to a 5.1% increase in our Truckload Revenue xFSR per loaded mile and a 2.2% increase in Truckload loaded miles per truck per week during the third quarter of 2014 as compared to the third quarter of 2013.
For the nine months ended September 30, 2014, our Truckload segment operating revenue decreased by $28.3 million, or 1.6%, compared with the same period in 2013. Additionally, our Truckload Revenue xFSR decreased 0.7% from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. As noted above, this decrease was primarily the result of the shift of resources from our Truckload segment to support the growth within our Dedicated segment, specifically within the second and third quarters of 2014. As a result of this shift and the severe winter weather during the first quarter of 2014, total loaded miles decreased 4.5% during the nine months ended September, 2014 as compared to the same period of 2013. The reduction in loaded miles was slightly offset by the 4.8% increase in our Truckload weekly Revenue xFSR per tractor from the first nine months of September 30, 2013 to first nine months of September 30, 2014 as a result of a 3.9% increase in Truckload Revenue xFSR per loaded mile during the same periods driven by contractual rate increases, freight mix, and an increase in paid repositioning.
Operating Income
Truckload operating income increased $13.1 million from the third quarter of 2013 to the third quarter of 2014, which resulted in our Adjusted Operating Ratio improving 290 basis points to 84.5% during the three months ended September, 2014. This improvement in our Truckload Adjusted Operating Ratio was primarily driven by the 5.1% increase in Truckload Revenue xFSR per loaded mile and 2.2% increase in Truckload loaded miles per truck per week from the third quarter of 2013 to the third quarter of 2014 noted above, as well as a reduction in fuel expense due to declining diesel prices, better fuel efficiency, and reduced engine idle time. These improvements were partially offset by increases in driver wages and purchased transportation costs during the three months ended September 30, 2014 as compared to the same period in 2013.
Truckload operating income increased $7.6 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. Additionally, our Truckload Adjusted Operating Ratio improved from 88.0% for the nine months ended September 30, 2013 to 87.3% for the nine months ended September 30, 2014. This improvement in Adjusted Operating Ratio was primarily driven by improvements in pricing, productivity and fuel expense, partially offset by increased insurance claims, workers' compensation, weather related items in the first quarter of 2014 and higher equipment costs.
Dedicated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands, except per tractor amounts)
Operating revenue	$238,025	$184,550	$654,776	$546,427
Operating income	$23,692	$20,508	$56,334	$63,725
Operating Ratio	90.0%	88.9%	91.4%	88.3%
Adjusted Operating Ratio	88.0%	86.3%	89.5%	85.6%
Weekly trucking Revenue xFSR per tractor	$3,154	$3,326	$3,173	$3,369
Average tractors available for dispatch:
Company	3,786	2,771	3,532	2,730
Owner-Operator	983	663	815	646
Total	4,769	3,434	4,347	3,376
A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$238,025	$184,550	$654,776	$546,427
Less: Fuel surcharge revenue	40,326	34,424	116,635	102,855
Revenue xFSR	197,699	150,126	538,141	443,572
Total GAAP operating expense	214,333	164,042	598,442	482,702
Adjusted for:
Fuel surcharge revenue	(40,326)	(34,424)	(116,635)	(102,855)
Adjusted operating expenses	174,007	129,618	481,807	379,847
Adjusted operating income	$23,692	$20,508	$56,334	$63,725
Adjusted Operating Ratio	88.0%	86.3%	89.5%	85.6%

Revenue
For the three months ended September 30, 2014, our Dedicated segment operating revenue increased $53.5 million, or 29.0% and our Dedicated Revenue xFSR increased 31.7%, compared to the same period in 2013.
For the nine months ended September 30, 2014, our Dedicated segment operating revenue increased $108.3 million, or 19.8%, and our Revenue xFSR increased $94.6 million, or 21.3%, compared to the same period in 2013. These increases were driven by new customer accounts added in the latter half of 2013 and the first nine months of 2014.
Operating Income
For the three months ended September 30, 2014, our Dedicated operating income increased to $23.7 million compared to $20.5 million in the same period in 2013. However, our Dedicated Adjusted Operating Ratio increased 170 basis points to 88.0% for the three months ended September 30, 2014 from 86.3% in the same period in 2013. This year over year increase in our Dedicated Adjusted Operation Ratio was primarily driven by startup costs associated with the various fleets that began in the second and third quarters of 2014 for the new customer accounts noted above.
For the nine months ended September 30, 2014, our dedicated operating income decreased to $56.3 million from $63.7 million in the same period in 2013 and our Dedicated Adjusted Operating Ratio increased 390 basis points to 89.5% for the nine months ended September 30, 2014 from 85.6% in the same period in 2013. This deterioration in our Dedicated Adjusted Operating Ratio was primarily due to the increased start-up costs of new customer accounts, higher replacement costs of new equipment, and the severe winter weather experienced in the first quarter of 2014.
Central Refrigerated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars and miles in thousands, except per tractor amounts)
Operating revenue	$100,448	$115,339	$314,122	$332,979
Operating income	$3,238	$3,422	$9,320	$13,803
Operating Ratio	96.8%	97.0%	97.0%	95.9%
Adjusted Operating Ratio	96.0%	96.3%	96.3%	94.7%
Weekly trucking Revenue xFSR per tractor	$3,510	$3,544	$3,429	$3,416
Total loaded miles	40,105	48,003	125,799	144,342
Deadhead miles percentage	15.9%	13.4%	15.0%	12.6%
Average tractors available for dispatch:
Company	1,071	1,012	1,062	1,017
Owner-Operator	676	964	814	939
Total	1,747	1,976	1,876	1,956
A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$100,448	$115,339	$314,122	$332,979
Less: Fuel surcharge revenue	19,872	23,300	63,990	72,312
Revenue xFSR	80,576	92,039	250,132	260,667
Total GAAP operating expense	97,210	111,917	304,802	319,176
Adjusted for:
Fuel surcharge revenue	(19,872)	(23,300)	(63,990)	(72,312)
Adjusted operating expenses	77,338	88,617	240,812	246,864
Adjusted operating income	$3,238	$3,422	$9,320	$13,803
Adjusted Operating Ratio	96.0%	96.3%	96.3%	94.7%
Revenue
For the three months ended September 30, 2014, our Central Refrigerated segment operating revenue decreased $14.9 million, or 12.9%, compared with the same period in 2013. Additionally, during the third quarter of 2014, our Central Refrigerated Revenue xFSR decreased 12.5%, as compared to the third quarter of 2013. This decrease in Revenue xFSR was driven primarily by an 11.6% reduction in our average operational truck count year over year. Weekly Revenue xFSR per tractor decreased 1.0% to $3,510 in the third quarter of 2014 from $3,544 in the comparable period in 2013. This decrease was due to a 5.5% reduction in Central Refrigerated's loaded miles per truck per week during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to the increased pressures in the driver market, partially offset by a 4.8% increase in Revenue xFSR per loaded mile.
For the nine months ended September 30, 2014, our Central Refrigerated segment operating revenue decreased $18.9 million, or 5.7%, compared with the same period in 2013. Additionally, Revenue xFSR for our Central Refrigerated segment decreased $10.5 million, or 4.0% from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. Overall, total loaded miles decreased 12.8% from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. This decrease in loaded miles was primarily related to the lower volumes during the first quarter of 2014 primarily due to the severe winter weather, the conversion to Swift's system and process in February 2014, as well as the challenges faced in the driver market as noted above.
Operating Income
Our Central Refrigerated segment operating income was relatively consistent, decreasing $0.2 million from the third quarter of 2013 to the third quarter of 2014. Our Adjusted Operating Ratio improved 30 basis points to 96.0% in the third quarter of 2014 from 96.3% in the third quarter of 2013. This improvement was due to an increase in Revenue xFSR per loaded mile, improved fuel efficiencies, and higher gains on the sale of equipment, which were partially offset by a higher deadhead percentage, higher driver wages, lower utilization, and a reduced truck count during the third quarter of 2014 compared to the third quarter of 2013.
For the nine months ended September 30, 2014, our Central Refrigerated operating income decreased to $9.3 million from $13.8 million in the same period in 2013 and our Central Refrigerated Adjusted Operating Ratio increased to 96.3% for the nine months ended September 30, 2014 from 94.7% in the same period in 2013. This 160 basis point increase in our Adjusted Operating Ratio over the first nine months of 2013 to the first nine months of 2014 was primarily related to the severe weather we experienced in the first quarter of 2014, higher equipment costs, higher deadhead percentage, higher driver wages, the challenges associated with both the February 2014 system conversion and the driver market, and the continued challenges with the large unique dedicated customer added in June 2013.
Intermodal

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Operating revenue	$99,962	$96,478	$292,186	$270,736
Operating income	$1,934	$1,531	$513	$715
Operating Ratio	98.1%	98.4%	99.8%	99.7%
Adjusted Operating Ratio	97.6%	98.0%	99.8%	99.7%
Average tractors available for dispatch:
Company	461	329	416	308
Owner-Operator	79	48	73	32
Total	540	377	489	340
Load count	44,275	41,747	126,282	116,510
Average container count	8,778	8,717	8,737	8,717
A reconciliation of our Adjusted Operating Ratio for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Total GAAP operating revenue	$99,962	$96,478	$292,186	$270,736
Less: Fuel surcharge revenue	19,833	19,825	58,301	56,650
Revenue xFSR	80,129	76,653	233,885	214,086
Total GAAP operating expense	98,028	94,947	291,673	270,021
Adjusted for:
Fuel surcharge revenue	(19,833)	(19,825)	(58,301)	(56,650)
Adjusted operating expenses	78,195	75,122	233,372	213,371
Adjusted operating income	$1,934	$1,531	$513	$715
Adjusted Operating Ratio	97.6%	98.0%	99.8%	99.7%
Revenue
For the three months ended September 30, 2014, our Intermodal operating revenue increased $3.5 million, or 3.6%, compared to the same period in 2013. During the third quarter of 2014, our Intermodal Revenue xFSR grew 4.5% over the same period of 2013. This increase in Revenue xFSR was driven by a 6.1% increase in loads. Container on Flat Car ("COFC") loads grew 12.9% year over year in the third quarter of 2014. Correspondingly, Trailer on Flat Car ("TOFC") loads decreased by 38.5% in the third quarter of 2014 compared to the third quarter of 2013 as we continued to shift our focus to more profitable freight. Due to the mix shift between COFC and TOFC as well as higher COFC growth on the East coast, which has a shorter length of haul, our Intermodal Revenue xFSR per load decreased slightly to $1,810 in the third quarter of 2014 from $1,836 in the same period of 2013.
For the nine months ended September 30, 2014, our Intermodal operating revenue increased $21.5 million, or 7.9%, compared to the same period in 2013. During the first nine months of 2014, our Intermodal Revenue xFSR grew 9.2% over the same period of 2013. This increase in Revenue xFSR was driven by a 0.8% increase in Revenue xFSR per load and an 8.4% increase in load count during the nine months ended September 30, 2014 compared to same period in 2013.
Operating Income
During the third quarter of 2014, our Intermodal segment operating income increased to $1.9 million, or 26.3%, during the three months ended September 30, 2014 compared to $1.5 million during the three months ended September 30, 2013. Our Intermodal Adjusted Operating Ratio improved 40 basis points to 97.6% during the third quarter 2014 as compared to the third quarter of 2013. This improvement was primarily driven by shift in mix noted above, combined with improved turns on our containers and other operational efficiencies.
For the nine months ended September 30, 2014, our Intermodal segment operating income remained relatively flat. Similarly, our Intermodal Adjusted Operating Ratio was relatively unchanged, increasing slightly from 99.7% during the nine months ended September 30, 2013 to 99.8% during the nine months ended September 30, 2014. This increase was primarily driven by increased insurance and drayage costs and the severe weather conditions during the first quarter of 2014, which negatively impacted our volumes and operational costs. These increased costs were partially offset by improvements in our network, utilization of our equipment, and increase in our Revenue xFSR per load during the first nine months of 2014 compared to the same period in 2013.
Other Non-reportable Segment
This segment includes our logistics and freight brokerage services, as well as support services provided by our subsidiaries to customers and owner-operators, including repair and maintenance shop services, equipment leasing, and insurance. Intangible amortization related to the 2007 going-private transaction is also included in this other non-reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Operating revenue	$80,122	$63,982	$239,279	$207,954
Operating (loss) income	$(2,639)	$906	$(1,253)	$11,091
Revenue
The main factors that impact our other non-reportable segment revenue are the demand for our brokerage and logistics services and the number of owner-operators leasing equipment and purchasing insurance coverage from our financing subsidiaries.
For the three and nine months ended September 30, 2014, combined revenue from these services increased 25.2% and 15.1%, respectively, compared to the corresponding period in 2013. These increases for the three and nine months ended September 30, 2014 were driven primarily by an increase in our logistics business, services provided by us to owner-operators, and an increase in intercompany leasing between our Interstate Equipment Leasing ("IEL") subsidiary and our Truckload and Dedicated segments compared to the same periods in 2013.
Operating Income
During the three and nine months ended September 30, 2014, other non-reportable segment operating loss was $2.6 million and $1.3 million, respectively. During the three and nine months ended September 30, 2013, our other non-reportable segment had operating income of $0.9 million and $11.1 million, respectively. This decrease in operating income was primarily related to a $2.3 million pre-tax non-cash impairment on certain software replaced in the third quarter and increases in expenses related to the services we provide to owner-operators, partially offset by the growth in revenue for these services noted above.
Consolidated Operating Expense
Salaries, Wages and Employee Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Salaries, wages and employee benefits	$240,005	$220,156	$707,464	$670,493
% of Revenue xFSR	27.2%	26.4%	27.5%	27.4%
% of operating revenue	22.3%	21.3%	22.4%	22.0%
For the three months ended September 30, 2014, salaries, wages, and employee benefits increased by $19.8 million, or 9.0%, compared with the same period in 2013. The dollar increase was primarily a result of an increase in workers compensation expense and an increase in driver wages. Specifically, on August 4, 2014, the Company implemented a significant increase in company driver wages per mile to improve its recruitment and retention of drivers.
For the nine months ended September 30, 2014, salaries, wages, and employee benefits increased by $37.0 million, or 5.5%, compared with the same period in 2013. The dollar increase was primarily a result of increases in workers compensation expense, non-driver administrative staff and driver wages, as noted above. These increases are partially offset by a 3.2% decrease in the number of miles driven by company drivers during the nine months ended September 30, 2014, compared to the same period in 2013.
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
Operating Supplies and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Operating supplies and expenses	$88,459	$85,204	$253,361	$236,267
% of Revenue xFSR	10.0%	10.2%	9.8%	9.7%
% of operating revenue	8.2%	8.3%	8.0%	7.8%
For the three months ended September 30, 2014, operating supplies and expenses increased by $3.3 million, or 3.8%, compared with the same period in 2013. As a percentage of Revenue xFSR, operating supplies and expenses remained relatively flat from the third quarter of 2013 to the third quarter of 2014. The dollar increase was primarily due to increased hiring costs and legal and professional expenses during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. These increases were partially offset by reduced equipment maintenance expense during the third quarter of 2014 as compared to the same period in 2013.
For the nine months ended September 30, 2014, operating supplies and expenses increased by $17.1 million, or 7.2%, compared with the same period in 2013. As a percentage of Revenue xFSR, operating supplies and expenses increased slightly from the nine months ended 2014 as compared to the nine months ended 2013. The increase was primarily due to increases in equipment maintenance, hiring costs and legal and professional expenses.
We believe that the market for drivers has tightened. As a result, hiring expenses, including recruiting and advertising, which are included in operating supplies and expenses, have increased and we expect this will continue to increase in order to attract sufficient numbers of qualified drivers to operate our fleet.
Fuel Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Fuel expense	$149,099	$160,561	$458,798	$489,563
% of operating revenue	13.9%	15.6%	14.5%	16.1%
For the three months ended September 30, 2014, fuel expense was $149.1 million compared to $160.6 million in the same period in 2013. The decrease was a combination of declining fuel prices, improved fuel efficiency, and a reduction in the number of miles driven by company drivers.
For the nine months ended September 30, 2014, fuel expense decreased $30.8 million, or 6.3%, compared with the same period in 2013. The decrease in fuel expense is due primarily to the 3.2% reduction of miles driven by company drivers and declining fuel prices, partially offset by an increase in idle fuel costs resulting from the severe winter weather during the first quarter of 2014.
Purchased Transportation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Purchased transportation expense	$328,112	$318,321	$987,530	$918,594
% of operating revenue	30.5%	30.8%	31.3%	30.2%
Purchased transportation expense includes payments made to owner-operators, rail partners and other third parties for their services.
For the three months ended September 30, 2014, purchased transportation increased $9.8 million, or 3.1%, compared with the same period in 2013. This year over year dollar increase was primarily due to an increase in intermodal volume and an increase in miles driven by owner-operators, partially offset by a reduction in third-party dray costs.
For the nine months ended September 30, 2014, purchased transportation increased $68.9 million, or 7.5%, compared with the same period in 2013. As a percentage of operating revenue, purchase transportation increased 110 basis points to 31.3% during the first nine months of 2014 compared to the same period in 2013. The year over year dollar and percentage increases were primarily due to an increase in the number miles driven by owner-operators and an increase in both intermodal and third-party logistics volume.

Insurance and Claims

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Insurance and claims	$37,673	$35,110	$113,442	$100,245
% of Revenue xFSR	4.3%	4.2%	4.4%	4.1%
% of operating revenue	3.5%	3.4%	3.6%	3.3%
For the three months ended September 30, 2014, insurance and claims expense increased $2.6 million, or 7.3%. As a percentage of Revenue xFSR, insurance and claims remained relatively flat during the third quarter 2014 as compared to the same period in 2013. The dollar increase was primarily related to the 2.1% increase in total miles during the three months ended September 30, 2014 as compared to the same period in 2013.
For the nine months ended September 30, 2014, insurance and claims expense increased by $13.2 million, or 13.2%, compared with the same period in 2013. As a percentage of Revenue xFSR, insurance and claims increased to 4.4%, compared with 4.1% in the 2013 period. The increase was primarily due to $5.5 million negative development in 2014 from two claims relating to accidents that occurred in December 2013. Additionally, during the first three months of 2014, we experienced higher accident frequency, primarily related to the severe winter weather resulting in higher incurred but not reported reserves.
Rental Expense and Depreciation and Amortization of Property and Equipment
Because the mix of our leased versus owned tractors varies, we believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment when comparing results from period to period for analysis purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (Dollars in thousands)
Rental expense	$59,655	$46,262	$167,509	$129,881
Depreciation and amortization of property and equipment	54,369	58,254	165,335	170,004
Rental expense and depreciation and amortization of property and equipment	$114,024	$104,516	$332,844	$299,885
% of Revenue xFSR	12.9%	12.5%	12.9%	12.2%
% of operating revenue	10.6%	10.1%	10.5%	9.9%
Rental expense and depreciation and amortization of property and equipment were primarily driven by our fleet of tractors and trailers shown below:

	As of
	September 30, 2014	December 31, 2013	September 30, 2013
	(Unaudited)
Tractors:
Company
Owned	5,452	6,081	6,609
Leased — capital leases	2,081	1,851	2,143
Leased — operating leases	6,160	4,834	4,589
Total company tractors	13,693	12,766	13,341
Owner-operator
Financed through the Company	4,260	4,473	4,144
Other	748	722	896
Total owner-operator tractors	5,008	5,195	5,040
Total tractors	18,701	17,961	18,381
Trailers	60,262	57,310	57,467
Containers	8,900	8,717	8,717
For the three months ended September, 2014, rental expense and depreciation and amortization of property and equipment increased by $9.5 million, or 9.1%, compared with the same period in 2013. As a percentage of Revenue xFSR, such expenses increased to 12.9% compared with 12.5% for same period in 2013. The increase was primarily due to the growth in the number of tractors and trailers in our fleet, higher replacement costs of revenue equipment, and an increase in the amount of leased equipment from the third quarter of 2013 to the third quarter of 2014.
For the nine months ended September 30, 2014, rental expense and depreciation and amortization of property and equipment increased by $33.0 million, or 11.0%, compared with the same period in 2013. As a percentage of Revenue xFSR, such expenses increased to 12.9% compared with 12.2% for same period in 2013. The increase was primarily due to the growth in the number of tractors and trailers within our fleet, a higher number of leased tractors which includes financing costs, an increase in the number of owner-operator tractors financed through the Company, and higher equipment replacement cost during the first nine months of 2014 compared to the same period in 2013.
Amortization of Intangibles
Amortization of intangibles consists primarily of amortization of $261.2 million gross carrying value of definite-lived intangible assets recognized under purchase accounting in connection with our 2007 going private transaction.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Amortization of intangibles	$4,204	$4,204	$12,611	$12,611
Amortization of intangibles for the three months ended September 30, 2014 and 2013 is comprised of $3.9 million in each period related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.3 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction.
Amortization of intangibles for the nine months ended September 30, 2014 and 2013 is comprised of $11.7 million in each period related to intangible assets recognized in conjunction with the 2007 going private transaction and $0.9 million in each period related to previous intangible assets from smaller acquisitions by Swift Transportation Co. prior to the going private transaction.
Gain on disposal of property and equipment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Gain on disposal of property and equipment	$11,628	$5,619	$23,099	$13,610
Gain on disposal of property and equipment increased from $5.6 million during the third quarter of 2013 to $11.6 million during the third quarter of 2014. In addition to the gains on disposal related to the strong used truck resale market, we recognized gains on the sale of two redundant Central Refrigerated facilities during the third quarter of 2014.
For the nine months ended September 30, 2014, gain on disposal of property and equipment increased $9.5 million to $23.1 million, compared with the same period in 2013. The increase was primarily related to the increase in tractors sold during the second quarter of 2014 and the sale of the Central Refrigerated facilities noted above.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Interest expense	$20,372	$24,595	$65,050	$75,719
As discussed in Note 7 in the notes to the consolidated financial statements, on June 9, 2014, we entered into the 2014 Agreement, which includes a delayed draw first lien term loan A tranche of $500.0 million and a first lien term loan B tranche of $400.0 million, together replacing the previous first lien term loan B-1 and B-2 tranches of the 2013 Agreement. Upon closing, we drew $50.0 million of the $500.0 million available under the 2014 Agreement's delayed draw term loan A. The applicable interest rate for the term loan A equals the London InterBank Offered Rate ("LIBOR") plus a 2.00% margin with no LIBOR floor. Commencing the quarter ended September 30, 2014, the applicable LIBOR margin for the term loan A ranges from 1.50% to 2.25%, as determined by our consolidated leverage ratio. The term loan B accrues interest at LIBOR plus 3.00% margin with a 0.75% LIBOR floor. After December 31, 2014, the applicable LIBOR margin for the term loan B will range from 2.75% to 3.00% as determined by our consolidated leverage ratio. The previous first lien term loan under the 2013 Agreement accrued interest at LIBOR plus a 2.75% margin for the B-1 tranche and LIBOR plus a 3.00% margin with a 1.00% LIBOR floor for the B-2 tranche.
Also upon closing, we drew $164.0 million of the $450.0 million available under the 2014 Agreement's revolving credit facility, which has an interest rate spread of 1.50% to 2.25% for LIBOR-based borrowings and matures in June 2019. This replaced the previous $400.0 million revolving credit facility of the 2013 Agreement, which had a LIBOR spread ranging from 3.00% to 3.25%.
Interest expense for the three and nine months ended September 30, 2014 is primarily based on the end of period debt balances as of September 30, 2014 of $423.6 million net carrying value of senior secured second priority notes, $315.0 million of our accounts receivable securitization obligation, and $185.9 million present value of capital lease obligations. Additionally, as of September 30, 2014, the outstanding principal balances of the first lien delayed draw term loan A tranche and the first lien term loan B tranche under the 2014 Agreement were $50.0 million and $397.0 million, respectively. Further, we had $82.0 million outstanding under our revolving credit facility under the 2014 Agreement as of September 30, 2014.

Interest expense decreased for the three and nine months ended September 30, 2014, compared to the prior year periods primarily due to our various voluntary prepayments of debt made from September 30, 2013 to September 30, 2014, a strategic shift to debt instruments that carry lower interest rates, and the replacement of our 2013 Agreement with the 2014 Agreement in June 2014, and the open-market purchase of the senior secured second priority notes, as discussed under "Loss on Debt Extinguishment" below.
Derivative Interest Expense
In April 2011, as contemplated by the then existing credit facility, the Company entered into two forward-starting interest rate swap agreements with a notional amount of $350.0 million. These interest rate swaps were effective in January 2013 and have a maturity date of July 2015. On April 27, 2011 (“designation date”), the Company designated and qualified these interest rate swaps as cash flow hedges. Subsequent to the designation date, the effective portion of the changes in estimated fair value of the swaps was recorded in accumulated other comprehensive income ("AOCI"), and thereafter reclassified to derivative interest expense in the periods that the interest on the hedged debt affected earnings. The Company began accruing for hedged interest in January 2013. Any ineffective portion of the changes in the fair value of designated interest rate swaps is recognized directly to earnings as derivative interest expense.
On March 7, 2013, the Company entered into the 2013 Agreement. Due to the incorporation of a new interest rate floor provision in the 2013 Agreement, the Company concluded, as of February 28, 2013, that the outstanding interest rate swaps were no longer highly effective in achieving offsetting changes in cash flows related to the hedged interest payments. As a result, the Company de-designated the hedges as of February 28, 2013 (“de-designation date”), at which time the effective portion of the change in fair value of interest rate swaps (previously recorded in AOCI) was, and will continue to be, amortized as derivative interest expense over the period of the originally designated hedged interest payments through July 2015. Following the de-designation date, changes in fair value of the interest rate swaps are immediately recognized in the consolidated statements of income as derivative interest expense.
The following is a summary of our derivative interest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Derivative interest expense	$1,756	$1,465	$5,027	$2,559
Derivative interest expense for the three and nine months ended September 30, 2014 represents reclassified amounts from AOCI, mark-to-market adjustments and settlement payments related to our interest rate swaps, which were de-designated in February 2013.
Merger and Acquisition Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Merger and acquisition expense	$—	$4,331	$—	$4,331
As a result of the acquisition of Central, both Swift and Central incurred certain transactional related expenses, including financial advisory and other professional fees, related to the acquisition totaling $4.3 million for the three and nine months ended September 30, 2013.
Loss on Debt Extinguishment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Loss on debt extinguishment	$2,854	$496	$12,757	$5,540
During the third quarter of 2014, the Company used cash on hand to repurchase $32.7 million in principal of its senior secured second priority notes, as transacted on the open market, and averaging 107.27% of the face value. The Company paid total proceeds of $35.8 million, which included the principal amount, the premium, and the accrued interest. These amounts and the related write-off of the unamortized original discount resulted in a loss of $2.9 million in the third quarter of 2014. Additionally, as noted above, on June 9, 2014, the Company entered into the 2014 Agreement, which replaced the then-existing 2013 Agreement. The replacement of the 2013 Agreement and the previous revolver resulted in a loss on debt extinguishment of $5.2 million in the second quarter of 2014, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2013 Agreement and the previous revolver. Further, in April and March 2014, the Company used cash on hand to repurchase $39.2 million in principal of its senior secured second priority notes, as transacted on the open market, and averaging 110.50% of the face value. The Company paid total proceeds of $44.7 million, which included the principal amount, the premium and the accrued interest. These amounts and the related write-off of the unamortized original issue discount resulted in a loss on debt extinguishment of $4.7 million in the first two quarters of 2014.
During the third quarter of 2013, in association with the Acquisition, on August 6, 2013, certain outstanding Central debt amounts were paid in full and extinguished, resulting in a loss on debt extinguishment of $0.5 million, representing the write-off of the remaining unamortized deferred financing fees. Additionally, on March 7, 2013, the Company entered into the 2013 Agreement. The 2013 Agreement replaced the then-existing first lien term loan B-1 and B-2 tranches under the Amended and Restated Credit Agreement (“2012 Agreement”) entered into on March 6, 2012, with outstanding principal balances of $152.0 million and $508.0 million, respectively, with new first lien term loan B-1 and B-2 tranches with face values of $250.0 million and $410.0 million, respectively. The replacement of the 2012 Agreement resulted in a loss on debt extinguishment of $5.0 million in the first quarter of 2013, representing the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement.
Gain on Sale of Real Property

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Gain on sale of real property	$—	$798	$—	$6,876
During the third quarter of 2013, we disposed of a non-operating property in Phoenix, Arizona, resulting in a gain of $0.8 million and in the first quarter of 2013, we disposed of two non-operating properties in Wilmington, California and Phoenix, Arizona, resulting in a gain of $6.1 million.
Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Income tax expense	$23,890	$26,156	$56,759	$67,806
The effective tax rate for the three months ended September 30, 2014 was 32.3%, which was 6.2 percentage points lower than expected primarily due to certain federal income tax credits realized as a discrete item in the third quarter of 2014. The effective tax rate for the nine months ended September 30, 2014 was 35.6%, which was 2.9 percentage points lower than expected primarily due to the federal income tax credits mentioned above. Excluding the impact of the discrete item in the third quarter of 2014, the effective tax rate for the nine months ended September 30, 2014 would have been 38.5%.
The effective tax rate for the three months ended September 30, 2013 was 46.6%, which was 8.1 percentage points higher than expected primarily due to Central Refrigerated acquisition related costs and deferred taxes for Central Refrigerated's conversion to a C-Corporation, as well as fixed asset basis differences and state taxes, which were all discrete items in the third quarter of 2013. The effective tax rate for the nine months ended September 30, 2013 was 38.1%, which was 0.4 percentage points lower than expected primarily due to Central Refrigerated’s pre-affiliated earnings that were taxed as an S-corporation prior to Swift’s acquisition and offset by the acquisition related costs and deferred tax items mentioned above.
Liquidity and Capital Resources
Cash Flow
Our summary statements of cash flows information for the nine months ended September 30, 2014 and 2013, is set forth in the table below:

	Nine Months Ended September 30,
	2014	2013
	(Unaudited) (In thousands)
Net cash provided by operating activities	$292,813	$355,863
Net cash used in investing activities	$(73,439)	$(275,634)
Net cash used in financing activities	$(208,256)	$(82,396)
The $63.1 million decrease in net cash provided by operating activities during the nine months ended September 30, 2014, compared to the same period in 2013, was primarily the result of a $16.8 million decrease in operating income and a $38.9 million increase in cash tax payments during the nine months ended September 30, 2014, compared to the same period of 2013. We have now fully utilized all net operating losses from prior periods, which resulted in the increase in the cash tax payments during the current period.
We used $202.2 million less cash in investing activities during the nine months ended September 30, 2014, compared to the same period in 2013. This reflects our use of $147.8 million of cash, net of debt repayments, for the Acquisition during the nine months ended September 30, 2013. Also contributing to the decrease in cash used in investing activities were the $40.9 million increase in proceeds received from sale of property, equipment, as well as the $25.9 million decrease in gross capital expenditures during the nine months ended 2014.
We used $125.9 million more cash in financing activities during the nine months ended September 30, 2014, compared to the same period in 2013. As noted above, on June 9, 2014, we entered into the 2014 Agreement replacing the 2013 Agreement. Specifically, under the 2014 Agreement, total proceeds received included $50.0 million at closing under the $500.0 million delayed draw first lien term loan A tranche and $400.0 million under the first lien term loan B tranche. Additionally, we borrowed $164.0 million under the revolving credit facility. With these proceeds, we repaid the then-existing first lien term loan B-1 tranche and first lien term loan B-2 tranche under the 2013 Agreement with outstanding principal balances of $229.0 million and $370.9 million plus accrued interest, respectively, and paid $11.8 million in deferred financing fees at and subsequent to closing. Excluding the impact of the 2014 Agreement, during the nine months ended September 30, 2014, we made repayments of long-term debt and capital leases of $172.2 million, which included $39.0 million in voluntary prepayments on our pr evious first lien term loan B-2 tranche prior to closing the 2014 Agreement and $71.9 million in open market purchases of our senior secured second priority notes, and repaid a total of $99.0 million under our revolving credit facility. Cash used in financing activities, noted above, was partially offset by net borrowings of $51.0 million under our accounts receivable securitization and $7.6 million in proceeds from the exercise of stock options and the issuance of shares under our employee stock purchase plan during the first nine months of 2014.
In comparison, during the nine months ended September 30, 2013, we borrowed $85.0 million under our revolving credit agreement and received a $100.0 million advance under our accounts receivable securitization agreement on August 6, 2013 to primarily fund the cash consideration paid for the acquisition of Central. As of September 30, 2013, we repaid $23.0 million and $5.0 million of these amounts borrowed under the revolving credit agreement and the accounts receivable securitization agreement, respectively. Additionally, during the first nine months of 2013, we repaid $199.5 million in long-term debt and capital leases, including voluntary repayments of our debt and repayment of certain Central debt at the closing of the acquisition of Central. In addition, we received $10.4 million in proceeds from the exercise of stock options and issuance of shares under our employee stock purchase plan during the nine months ended September 30, 2013. Excluding the impact of amounts borrowed associated with the acquisition of Central, we had net repayments of $39.0 million of our accounts receivable securitization during the first nine months of 2013.
Sources
As of September 30, 2014 and December 31, 2013, we had the following sources of liquidity available to us:

	September 30, 2014	December 31, 2013
	(Unaudited) (In thousands)
Cash and cash equivalents, excluding restricted cash	$70,296	$59,178
Availability under revolving line of credit due June 2019	261,194	—
Availability under revolving line of credit due September 2016	—	274,493
Availability under 2013 RSA	21,800	36,800
Total unrestricted liquidity	$353,290	$370,471
Restricted cash	51,511	50,833
Restricted investments, held to maturity, amortized cost	25,091	25,814
Total liquidity, including restricted cash and investments	$429,892	$447,118
As of September 30, 2014, we had $82.0 million outstanding borrowings on our $450.0 million revolving line of credit, and there were $106.8 million in letters of credit outstanding under this facility, leaving $261.2 million available. In addition, we borrowed $315.0 million against a total borrowing base of $336.8 million of eligible receivables from our accounts receivable facility, leaving $21.8 million available as of September 30, 2014. The availability on these two facilities combined with our cash and cash equivalents provides a total of unrestricted liquidity of $353.3 million as of September 30, 2014, compared to $370.5 million as of December 31, 2013.
Uses
Our business requires substantial amounts of cash to cover operating expenses as well as to fund items such as cash capital expenditures, other assets, working capital changes, principal and interest payments on our obligations and tax payments.
We make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and potentially fund growth in our revenue equipment fleet, if justified by customer demand and our ability to fund the equipment and generate acceptable returns. As of September 30, 2014, we expect our net cash capital expenditures to be in the range of approximately $75.0 million to $85.0 million for the remainder of 2014. In addition, we believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant. Beyond 2014, we expect our net capital expenditures to remain substantial.
As of September 30, 2014, we had $78.3 million of purchase commitments outstanding to acquire replacement tractors through the rest of 2014 and 2015. We generally have the option to cancel tractor purchase orders with 60 to 90 day notice prior to scheduled production, although the notice date has lapsed for approximately 97% of the commitments remaining as of September 30, 2014. In addition, we had trailer purchase commitments outstanding at September 30, 2014 for $68.4 million through the rest of 2014. These purchases are expected to be financed by a combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.
As of September 30, 2014, we did not have outstanding purchase commitments for intermodal containers, fuel, facilities, or non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
As of September 30, 2014 and December 31, 2013, we had a working capital surplus of $291.4 million and $349.7 million, respectively. The decrease was primarily related to the $57.0 million increase in our accounts payable and accrued liabilities from December 31, 2013 to September 30, 2014.
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
As of September 30, 2014, we had the following material debt agreements:

•	senior secured credit facility consisting of a term loan A tranche due June 2019, term loan B tranche due June 2021, and a revolving line of credit due June 2019;

•	senior secured second priority notes due November 2018;

•	2013 RSA due July 2016; and

•	other secured indebtedness and capital lease agreements.
The amounts outstanding under such agreements and other debt instruments as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	(Unaudited) (In thousands)
Senior secured first lien term loan A tranche due June 2019	$50,000	$—
Senior secured first lien term loan B tranche due June 2021, net of $956 OID as of September 30, 2014	397,044	—
Senior secured first lien term loan B-1 tranche due December 2016	—	229,000
Senior secured first lien term loan B-2 tranche due December 2017	—	410,000
Senior secured second priority notes due November 15, 2018, net of $4,480 and $6,175 OID as of September 30, 2014 and December 31, 2013, respectively	423,596	493,825
2013 RSA	315,000	264,000
Other secured debt and capital leases	194,222	188,995
Revolving line of credit	82,000	17,000
Total debt and capital leases	$1,461,862	$1,602,820
Less: current portion	76,138	75,056
Long-term debt and capital leases	$1,385,724	$1,527,764
The indenture for our senior secured notes provides that we may incur additional indebtedness only if, after giving effect to the new incurrence, we meet a minimum fixed charge coverage ratio of 2.00:1.00, as defined therein, or the indebtedness qualifies under certain specifically enumerated carve-outs and debt incurrence baskets, including a provision that permits us to incur capital lease obligations of up to $350.0 million outstanding at any one time. As of September 30, 2014, we had a fixed charge coverage ratio in excess of 4.00:1.00. However, there can be no assurance that we can maintain a fixed charge coverage ratio over 2.00:1.00, in which case our ability to incur additional indebtedness under our existing financial arrangements to satisfy our ongoing capital requirements would be limited as noted above, although we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, and the funds available to us through our accounts receivable sale facility and our revolving credit facility will be sufficient to fund our expected capital expenditures for the remainder of 2014. Subsequent to September 30, 2014, the Company issued a notice of redemption to the holders of the remaining senior secured second priority notes notifying them of its intention to redeem the remaining senior secured second priority notes in full on November 15, 2014, at a price of 105.00% of face value, plus accrued and unpaid interest, pursuant to the terms of the indenture governing the notes. The Company anticipates utilizing the remainder of the delayed draw first lien Term loan A under the 2014 Agreement to fund the majority of the redemption costs.
See Notes 7 and 8 of the notes to our consolidated financial statements included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 for further discussion of the senior secured credit facility, senior secured second priority notes and 2013 RSA.
Capital and Operating Leases
In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment, including tractors and trailers, with capital and operating leases. During the nine months ended September 30, 2014, we acquired revenue equipment through capital leases and operating leases with gross value of $64.4 million and $322.4 million, which were offset by capital lease and operating lease terminations with originating values of $68.9 million and $64.2 million, respectively. During the nine months ended September 30, 2013, we acquired revenue equipment through capital leases and operating leases with gross values of $85.1 million and $254.7 million, respectively, which were partially offset by capital and operating lease terminations with originating values of $106.4 million and $73.6 million, respectively.
Contractual Obligations
During the nine months ended September 30, 2014, other than the voluntary prepayments of our long-term debt and entering into the 2014 Agreement as discussed in Note 7 of the notes to our consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q, there have not been any material changes outside the ordinary course of business to the contractual obligations table contained in our Form 10-K for the fiscal year ended December 31, 2013.
Off-Balance Sheet Arrangements
We lease approximately 9,600 tractors under operating leases, which includes approximately 6,200 company tractors and 3,400 owner-operator tractors financed by the Company. Operating leases have been an important source of financing for our revenue equipment. Tractors held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such tractors are reflected in our consolidated statements of income in the line item “Rental expense.” Our revenue equipment rental expense was $162.9 million for the nine months ended September 30, 2014, compared with $126.1 million in the nine months ended September 30, 2013.
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
Forward Looking Statements
This Quarterly Report contains statements that may constitute forward-looking statements, usually identified by words such as “anticipates,” “believes,” “estimates,” “plans,” “projects,” “expects,” “intends,” or similar expressions which speak only as of the date the statement was made. Forward-looking statements in this quarterly report include statements concerning: the outcome of pending litigation and actions we intend to take in respect thereof; trends concerning supply, demand, pricing and costs in the trucking industry; our expectation of increasing driver wage, retention, and hiring expenses; the benefits of our actions to improve driver retention and satisfaction; the benefits of our fuel surcharge program and our ability to recover increasing fuel costs through surcharges; the impact of the lag effect relating to our fuel surcharges; the sources and sufficiency of our liquidity and financial resources; our intentions concerning the use of derivative financial instruments to hedge fuel price exposure; and the timing and amount of future acquisitions of trucking equipment and other capital expenditures and the use and availability of cash, cash flow from operations, leases and debt to finance such acquisitions. Such statements are based upon the current beliefs and expectations of the Company’s management. Such forward-looking statements are subject to significant risks and uncertainties as set forth in the "Risk Factors" section of our Annual Report Form 10-K for the year ended December 31, 2013 and in this Form 10-Q. Actual events may differ materially from those set forth in the forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have interest rate exposure arising from our senior secured credit facility, 2013 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan B tranche is mitigated due to a minimum LIBOR rate of 0.75%. We manage interest rate exposure through a mix of variable rate debt, and fixed rate notes (weighted average rate of 2.6% before applicable margin). Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $6.4 million considering the effect of the minimum LIBOR rate on the first lien term loan B tranche.
We have commodity exposure with respect to fuel used in company tractors. Further increases in fuel prices will continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, decreased slightly from an average of $3.939 per gallon for the nine months ended September 30, 2013 to an average of $3.911 per gallon for the nine months ended September 30, 2014. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of September 30, 2014 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 13 of the notes to our consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 and is incorporated by reference herein.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5: OTHER INFORMATION
None.

ITEM 6: EXHIBITS

Exhibit Number	Description	Page or Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SWIFT TRANSPORTATION COMPANY

/s/ Jerry Moyes
(Signature)
Jerry Moyes
Chief Executive Officer

Date:	November 7, 2014

/s/ Virginia Henkels
(Signature)
Virginia Henkels
Executive Vice President and Chief Financial Officer

Date:	November 7, 2014