Form 10-K
period 2014-12-31
SWIFT TRANSPORTATION Co
filed 2015-02-20
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
Form 10-K
___________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2014, the aggregate market value of our Class A common stock held by non-affiliates was $2,216,403,173, based on the closing price of our common stock as quoted on the NYSE as of such date.
There were 91,129,162 shares of the registrant’s Class A Common Stock and 50,991,938 shares of the registrant’s Class B Common Stock outstanding as of February 13, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) are incorporated by reference into Part III of this report.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

2014 FORM 10-K ANNUAL REPORT
GLOSSARY OF TERMS

The following glossary provides definitions for certain acronyms and terms used in this Annual Report on Form 10-K. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Swift/the Company/Management/We/Us/Our
Unless otherwise indicated or the context otherwise requires, these terms represent Swift Transportation Company and its subsidiaries. Swift Transportation Company is the holding company for Swift Transportation Co., LLC (a Delaware limited liability company) and Interstate Equipment Leasing, LLC.

2007 Plan	The Company's 2007 Omnibus Incentive Plan, as amended and restated
2007 Transactions
In April 2007, Jerry Moyes and his wife contributed their ownership of all of the issued and outstanding shares of IEL to Swift Corporation in exchange for additional Swift Corporation shares. In May 2007, the Moyes Affiliates, contributed their shares of Swift Transportation Co., Inc. common stock to Swift Corporation in exchange for additional Swift Corporation shares. Swift Corporation then completed its acquisition of Swift Transportation Co., Inc. through a merger on May 10, 2007, thereby acquiring the remaining outstanding shares of Swift Transportation Co., Inc. common stock. Upon completion of the 2007 Transactions, Swift Transportation Co., Inc. became a wholly-owned subsidiary of Swift Corporation. At the close of the market on May 10, 2007, the common stock of Swift Transportation ceased trading on NASDAQ.

2010 METS	Mandatory Common Exchange Securities issued by Jerry Moyes and the Moyes Affiliates in 2010
2011 RSA	The Company's previous Receivables Sale Agreement, entered into in 2011, with unrelated financial entities
2012 Agreement	The Company's previous credit agreement, replaced by the 2013 Agreement
2012 ESPP	Employee Stock Purchase Plan, effective beginning in 2012
2013 Agreement	The Company's Second Amended and Restated Credit Agreement, replaced by the 2014 Agreement
2013 RSA	Amended and Restated Receivables Sale Agreement, entered into in 2013 by SRCII, with unrelated financial entities, "The Purchasers"
2014 Agreement	The Company's Third Amended and Restated Credit Agreement
2014 Plan	The Company's 2014 Omnibus Incentive Plan
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BASICs	Behavioral Analysis and Safety Improvement Categories - part of the new enforcement and compliance model introduced by the FMCSA
C-TPAT	Customs-Trade Partnership Against Terrorism
CDL	Commercial Drivers' License
Central	Central Refrigerated Transportation, LLC (formerly Central Refrigerated Transportation, Inc.)
Central Acquisition	Swift's acquisition of all of the outstanding capital stock of Central
CMV	Commercial Motor Vehicle
COFC	Container on Flat Car
CSA	Compliance Safety Accountability
Deadhead	Tractor movement without hauling freight (unpaid miles driven)
DHS	United States Department of Homeland Security
DOE	United States Department of Energy
DOT	United States Department of Transportation
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
ELD	Electronic Logging Device
EPA	United States Environmental Protection Agency
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FMCSA	Federal Motor Carrier Safety Administration
GDP	Gross Domestic Product
IEL	Interstate Equipment Leasing, LLC (formerly Interstate Equipment Leasing, Inc.)
IPO	Initial Public Offering
LIBOR	London InterBank Offered Rate
LTL	Less-than-truckload

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

2014 FORM 10-K ANNUAL REPORT
GLOSSARY OF TERMS

The following glossary provides definitions for certain acronyms and terms used in this Annual Report on Form 10-K. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Mohave	Mohave Transportation Insurance Company, a Swift wholly-owned captive insurance subsidiary,
Moyes Affiliates	Jerry Moyes, The Jerry and Vickie Moyes Family Trust dated December 11, 1987, and various Moyes children’s trusts
NASDAQ	National Association of Securities Dealers Automated Quotations
NLRB	National Labor Relations Board
NYSE	New York Stock Exchange
OID	Original Issue Discount
Red Rock	Red Rock Risk Retention Group, Inc., a Swift captive insurance subsidiary
Revenue xFSR	Revenue, Excluding Fuel Surcharge Revenue
Revolver	Revolving line of credit
RSU	Restricted Stock Unit: represents a right to receive a share of Class A common stock, when it vests - awarded to employees of the Company
SafeStat	Safety Status measurement system
SEC	Securities and Exchange Commission
Senior Notes	The Company's senior secured second priority notes
SPA	Stock Purchase Agreement
SPS	Swift Power Services, LLC
SRCII	Swift Receivables Company II, LLC
The Purchasers	Unrelated financial entities in the 2013 RSA, which was entered into by SRCII
Term Loan A	The Company's first lien term loan A under the 2014 Agreement
Term Loan B	The Company's first lien term loan B under the 2014 Agreement
TOFC	Trailer on Flat Car
TSA	United States Transportation Security Administration
US-GAAP (or GAAP)	United States Generally Accepted Accounting Principles
VPF	Variable Prepaid Forward

Table of Contents Glossary of Terms

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements include statements we make concerning:

•
our plans, objectives, goals, strategies (including our growth strategies and the benefits and advantages to us compared to others in the trucking industry), future events, future revenues or performance and financing needs;

•	our compliance with, and the impact on Swift of, proposed, established or new environmental, transportation, tax, accounting, labor and other laws and regulations;

•	the benefits of our business model, operations and strategies in light of changing trends in the trucking industry;

•	the benefits of our driver academies and driver development programs;

•	our opportunities in the temperature-controlled market;

•	our addition of intermodal containers as volumes grow;

•	the benefits of our C-TPAT status;

•	our expectations to pursue acquisitions;

•	our compliance with environmental, transportation and other laws and regulations;

•	adjustments to income tax assessments as the result of ongoing and future audits;

•	the outcome of pending claims, litigation and actions in respect thereof;

•	trucking industry supply, demand, pricing and cost trends;

•	our expectation of increasing driver wages and hiring expenses;

•	our expectation that depreciation costs for equipment will increase in the future;

•
recent trends, and our expectations concerning the mix and composition of our operating revenues and expenses that could result from changes in the mix or combination of company-driven miles, owner-operator driven miles, and intermodal miles;

•	trends in the age of our tractor and trailer fleet;

•	the benefits of our fuel surcharge program and our ability to recover increasing fuel costs through surcharges;

•	the impact of the lag effect relating to our fuel surcharges;

•	the sources and sufficiency of our liquidity and financial resources to pay debt, make capital expenditures and operate our business;

•	the value of equipment under operating leases relating to our residual value guarantees;

•	our intentions concerning the potential use of derivative financial instruments to hedge fuel price increases;

•	our expectations regarding the use of the NYSE's "controlled company" exemption concerning certain corporate governance requirements;

•	our ability to alter our trade cycle and purchase agreements;

•	the sufficiency and condition of our facilities;

•	our intention to reinvest foreign earnings outside the United States;

•	our intentions concerning the payment of dividends; and

•
the timing and amount of future acquisitions of trucking equipment and other capital expenditures, as well as the use and availability of cash, cash flow from operations, leases and debt to finance such acquisitions.

Such statements appear under the headings entitled "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Business." When used in this report, the words "estimates," "expects," "anticipates," "projects," "forecasts," "plans," "intends," "believes," "foresees," "seeks," "likely," "may," "will," "should," "goal," "target," and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and therefore, our actual results may differ materially from those that we expected. Accordingly, undue reliance should not be placed on our forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.

Important factors that could cause actual results to differ materially from our expectations ("cautionary statements") are disclosed under "Risk Factors" and elsewhere in this report. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

Table of Contents Glossary of Terms

ITEM 1.	DESCRIPTION OF BUSINESS
Certain acronyms and terms used throughout this Annual Report on Form 10-K are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document. Definitions for these acronyms and terms are provided in the "Glossary of Terms," available in the front of this document.

Company Overview
Swift is a multi-faceted transportation services company, operating the largest fleet of truckload equipment in North America from over 40 terminals near key freight centers and traffic lanes. We principally operate in short- to medium-haul traffic lanes around our terminals and dedicated customer locations. As of December 31, 2014, our fleet of 18,836 tractors was comprised of 13,882 company tractors and 4,954 owner-operator tractors, together covering 2.1 billion miles for shippers throughout North America during 2014. Our fleet also included 61,652 trailers and 9,150 intermodal containers as of December 31, 2014. Our extensive suite of service offerings provides our customers with the opportunity to "one-stop-shop" for their truckload transportation needs. In 2014, we generated consolidated operating revenue of $4.3 billion from our service offerings, which include line-haul services, dedicated customer contracts, temperature-controlled units, intermodal freight solutions, cross-border United States/Mexico and United States/Canada freight, flatbed hauling, freight brokerage and logistics, and others. Consolidated operating income in 2014 was $370.1 million.

Company Background
Jerry Moyes, along with his father and brother, founded Swift Transportation Co., Inc. ("Swift Transportation"), which began operations in 1966 with only one truck. In 1990, Swift Transportation went public on the NASDAQ stock market.

•
The 2007 Transactions — In April 2007, Mr. Moyes and his wife contributed their ownership of all of the issued and outstanding shares of IEL to Swift Corporation in exchange for additional Swift Corporation shares. In May 2007, the Moyes Affiliates, contributed their shares of Swift Transportation common stock to Swift Corporation in exchange for additional Swift Corporation shares. Swift Corporation then completed its acquisition of Swift Transportation through a merger on May 10, 2007, thereby acquiring the remaining outstanding shares of Swift Transportation common stock. Upon completion of the 2007 Transactions, Swift Transportation became a wholly-owned subsidiary of Swift Corporation. At the close of market on May 10, 2007, the common stock of Swift Transportation ceased trading on NASDAQ.

•
The IPO — On May 20, 2010, Swift Corporation formed Swift Transportation Company, a Delaware corporation. Swift Transportation Company did not engage in any business or other activities except in connection with its formation and the IPO and held no assets or subsidiaries prior to such offering. Immediately prior to the consummation of the IPO, Swift Corporation merged with and into Swift Transportation Company, with Swift Transportation Company surviving as a Delaware corporation. In the merger, all of the outstanding common stock of Swift Corporation was converted into shares of Swift Transportation Company Class B common stock on a one-for-one basis, and all outstanding stock options of Swift Corporation were converted into options to purchase shares of Class A common stock of Swift Transportation Company. All outstanding Class B shares are held by Mr. Moyes and the Moyes Affiliates. Swift Transportation Company went public on the NYSE in December 2010, at an initial trading price of $11.00 per share.

•
Central Acquisition — On August 6, 2013, Swift acquired all of the outstanding capital stock of Central in a cash transaction. Jerry Moyes, our Chief Executive Officer and controlling stockholder, was the principal owner of Central. Given Mr. Moyes’ interests in the temperature-controlled truckload industry, our board of directors established a special committee comprised solely of independent and disinterested directors in May of 2011 to evaluate Swift’s expansion of its temperature-controlled operations. The special committee evaluated alternative business opportunities, including organic growth and various acquisition targets, and negotiated the transaction contemplated by the SPA, with the assistance of its independent financial advisors. Upon the unanimous recommendation of the special committee, the Central Acquisition was approved by the board of directors (with Mr. Moyes not participating in the vote).

Central is a premium service truckload carrier specializing in temperature-controlled freight transportation and was a large provider of temperature-controlled truckload services in the United States. With the addition of Central to its dedicated temperature-controlled business, Swift is now the second largest temperature-controlled truckload provider in the United States. Our accounting treatment of the Central Acquisition and other details are discussed in Note 1 of the consolidated financial statements.

Industry and Competition
Truckload carriers represent the largest part of the transportation supply chain for most retail and manufactured goods in North America and typically transport a full trailer (or container) of freight for a single customer from origin to destination without intermediate sorting and handling. Generally, the truckload industry is compensated based on miles, whereas the LTL industry is compensated based on package size and/or weight. Overall, the United States trucking industry is large, fragmented, and highly competitive.

Table of Contents Glossary of Terms

We compete with thousands of truckload carriers, most of whom operate much smaller fleets than we do. To a lesser extent, our intermodal services, as well as our freight brokerage and logistics business, compete with railroads, LTL carriers, logistics providers, and other transportation companies.
Our industry has encountered the following major economic cycles since 2000:

•	2000 - 2001 — industry over-capacity and depressed freight volumes;

•	2002 - 2006 — economic expansion;

•	2007 - 2009 — freight slowdown, fuel price spike, economic recession, and credit crisis; and

•
2010 - present — moderate recovery. The industry freight data began to show positive trends for both volume and pricing. The slow, steady growth is a result of moderate increases in GDP, coupled with a tighter supply of available tractors. Trends in supply of available tractors were lower due to several years of below average truck builds, an increase in truckload fleet bankruptcies in 2009 and 2010, increasing equipment prices due to stringent EPA requirements, less available credit, and less driver availability.

The principal means of competition in our industry are customer service, capacity, and price. In times of strong freight demand, customer service and capacity become increasingly important, and in times of weak freight demand, pricing becomes increasingly important. Most truckload contracts (other than dedicated contracts) do not guarantee truck availability or load levels. Pricing is influenced by supply and demand.
The trucking industry faces the following primary challenges, which we believe we are well-positioned to address, as discussed under "Our Competitive Strengths" and "Company Strategy," below:

•	uncertainty in the extent and timing of the current economic recovery;

•	potential reduction in driver pool from recent regulatory initiatives such as hours-of-service limitations for drivers, electric on-board recorders, and the FMCSA's CSA;

•
potential decreases in utilization of an already shrinking driver pool from new or changing regulatory constraints on drivers that may further decrease the utilization of an already shrinking driver pool;

•	significant increases and rapid fluctuations in fuel prices; and

•	increased prices for new revenue equipment, design changes of new engines, and volatility in the used equipment sales market.

Our Mission and Vision
Our mission is to attract and retain customers by providing best in class transportation solutions and fostering a profitable, disciplined culture of safety, service and trust. Our vision consists of seven primary themes:

•	We are an efficient and nimble world class service organization that is focused on the customer.

•	We are aligned and working together at all levels to achieve our common goals.

•	Our team enjoys our work and co-workers and this enthusiasm resonates both internally and externally.

•	We are on the leading edge of service, always innovating to add value to our customers.

•	Our information and resources can easily be adapted to analyze and monitor what is most important in a changing environment.

•	Our financial health is improved, generating excess operating cash flows and growing profitability year-after-year with a culture that is cost-and environmentally-conscious.

•	We train, build, and develop our employees through perpetual learning opportunities to enhance their skill sets, allowing us to maximize potential of our talented people.

Our Competitive Strengths
We aspire to achieve the themes of our mission and vision and believe our competitive strengths and strategies will enable us to attain our desired level of service to customers and results for our shareholders. We believe the following competitive strengths provide a solid platform for pursuing our goals and strategies:

•
North American Truckload Leader with Broad Terminal Network and a Modern Fleet — Our fleet size offers wide geographic coverage, while maintaining the efficiencies associated with significant traffic density within our operating regions. Our terminals are strategically located near key population centers, driver recruiting areas, and cross-border hubs, often in close proximity to our customers. This broad network offers benefits such as in-house maintenance, more frequent equipment inspections, localized driver recruiting, rapid customer response, and personalized marketing efforts. Our size allows us to achieve substantial economies of scale in purchasing items such as tractors, trailers, containers, fuel, and tires where pricing is volume-sensitive. We believe our scale also offers additional benefits in brand awareness and access to capital.

Our company tractor fleet has an average age of 2.0 years for our approximately 13,700 core operating sleeper units. By maintaining a newer fleet over most of our industry competitors with older fleets, we believe that we have the following advantages:
◦Newer tractors typically have fewer repairs and lower operating costs.
◦Newer tractors are available for dispatch more often.
◦Drivers are typically more attracted to newer tractors, which helps with driver retention.

◦
Many competitors that allowed their fleets to age excessively will likely face a deferred capital expenditure spike, accompanied by difficulty in replacing their tractors because new tractor prices have increased, the value received for the old tractors will be low, and financing sources have diminished.

Table of Contents Glossary of Terms

•
High Quality Customer Service and Extensive Suite of Services — Our intense focus on customer satisfaction has helped us establish a strong platform for cross-selling our other services to our strong and diversified customer base. We believe customers continue to search for ways to better streamline their transportation management functions. We respond to this need by providing our customers with solutions that include a wide variety of shipping services, including general and specialized truckload, cross-border services, regional distribution, high-service dedicated operations, intermodal service, and surge capacity through fleet flexibility and brokerage and logistics operations. This breadth of service helps diversify our customer base and provides us with a competitive advantage, especially for customers with multiple needs and cross-border United States/Mexico and United States/Canada shipments.

•
Strong Owner-operator Business — We supplement our company tractor fleet with owner-operators, who own and operate their own tractors and are responsible for ownership and operating expenses. We believe that owner-operators provide significant advantages that primarily arise from the entrepreneurial motivation of business ownership. Our owner-operators tend to be more experienced, have fewer accidents per million miles, and on average, produce higher weekly trucking revenue per tractor than company drivers.

•
Leader in Driver Development — Historically, driver recruiting and retention have been significant challenges for truckload carriers. To address these challenges, we employ nationwide recruiting efforts through our terminal network, operate eight driver academies, partner with third-party driver training facilities, provide drivers modern tractors, and promote numerous driver satisfaction policies.

•
Regional Operating Model — Our short- and medium-haul regional operating model contributes to higher revenue per mile and takes advantage of shipping trends toward regional distribution. We also experience less competition in our short- and medium-haul regional business from railroads. In addition, our regional terminal network allows our drivers to be home more often, which assists with driver retention.

•
Experienced Management, Aligned with Corporate Success — Our management team has a proven track record of growth and cost control. Management focuses on disciplined execution and financial performance by measuring our progress through a combination of financial metrics. We align management’s priorities with our stockholders’ through equity incentive awards and an annual performance-based bonus plan.

Company Strategy
Our key financial goals include improving our asset utilization, controlling costs, growing Adjusted EPS, improving return on net assets, and generating cash flow to repay debt and reinvest in our business. We align our company focus to attain these goals by implementing the following strategies, which we believe also serve to minimize the impact of challenges currently faced in the trucking industry:

•
Profitable Revenue Growth — To increase freight volumes and yield, we intend to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities by leveraging our outstanding customer service and extensive suite of truckload services, and effectively price fuel surcharges. In our pursuit to be best in class, we survey our customers and identify areas where we can accelerate the capture of new freight opportunities, improve our customers’ experience, and profit from enhancing the value our customers receive. We are enhancing our sophisticated freight management tools to allocate our equipment to more profitable loads and complementary lanes. In addition to growth in our core over-the-road dry van truckload business, we are targeting expansion in the following areas:

Intermodal — We have favorable intermodal agreements with most major North American rail carriers, which have helped increase our volumes through more competitive pricing. Our intermodal presence, which expanded to service Mexico in 2013, complements our regional operating model and allows us to better serve customers in longer haul lanes and reduce our investment in fixed assets. Our intermodal fleet has more than doubled its size since its inception in 2005. In 2013, we focused on increasing utilization of our existing fleet of containers before adding capacity of over 400 containers in the latter half of 2014.
Dedicated Services and Private Fleet Outsourcing — Dedicated contracts are often used by our customers with high-service and high-priority freight, sometimes to replace private fleets previously operated by them. The size and scale of our fleet and terminal network allow us to provide the equipment availability and high service levels required for dedicated contracts. We believe these opportunities will increase in times of scarce capacity in the truckload industry.
Temperature-controlled — With the acquisition of Central, we are now able to compete in the over-the-road temperature-controlled business to complement our dedicated temperature-controlled and our over-the-road dry van service offerings. Growth in the temperature-controlled market has kept pace with the dry van market over the past ten years, and many of our current customers have a need for this service. We believe the scale provided by the Central Acquisition and our ability to penetrate our existing customer base will provide us future opportunities in this growing market.
Cross-border United States/Mexico and United States/Canada Freight — The combination of our United States, cross-border, customs brokerage, and Mexican operations enables us to provide efficient door-to-door service between the United States and Mexico, as well as Canada. We believe our sophisticated load security measures, as well as our DHS status as a C-TPAT carrier, allow us to offer more efficient service than most competitors and afford us substantial advantages with major cross-border United States/Mexico and United States/Canada shippers.

Table of Contents Glossary of Terms

Freight Brokerage and Logistics — We believe we have a substantial opportunity to continue to increase our non-asset-based freight brokerage and logistics services. We believe many customers increasingly seek transportation companies that offer both asset-based and non-asset-based services to gain additional certainty that safe, secure and timely truckload service will be available on demand. We intend to continue growing our transportation management and freight brokerage capability to build market share, earn marginal revenue on more loads, and preserve our assets for the most attractive lanes and loads.

•
Increase Asset Productivity and Return on Capital — Because of our size and operating leverage, even small improvements in our asset productivity and yield can have a significant impact on our operating results. We believe we have substantial opportunity to improve the productivity and yield of our existing assets as follows:

Disciplined Tractor Fleet Growth — We will continue to focus on maintaining discipline regarding the timing and extent of company tractor fleet growth, based on availability of high-quality freight.
Process Improvement and System Integration — Successful implementation of process improvements and effective systems integration will achieve more efficient utilization of our tractors, trailers, and drivers' available hours of service. For example, our entire tractor fleet is retrofitted with electronic on-board recorders, which we believe can help us more efficiently utilize our drivers' available hours-of-service.
Tractor Utilization — We use equipment pools, relays, team drivers and similar measures to improve company tractor utilization.
Owner-operator Trucking Capacity — On average, owner-operators produce higher weekly trucking revenue per tractor than company drivers. As such, we continue to work on increasing the percentage of our trucking capacity provided by owner-operators.
Elimination of Unproductive Assets — Our return on capital improves as we successfully eliminate unproductive assets.

•
Continue to Focus on Efficiency and Cost Control — To ensure that we respond appropriately to economic change, we closely manage our costs and capital resources and continually monitor the economic environment, as well as its potential impact on our customers and end-markets. We presently have ongoing efforts in the following areas that we expect will yield benefits in future periods:

Tractor Capacity — In order to balance freight flows and reduce deadhead miles, we manage the flow of our tractor capacity through our network.
Driver Satisfaction — Attrition costs are reduced and performance is improved by improving driver satisfaction. We believe our driver development programs, including our driver academies and nationwide recruiting, will become increasingly advantageous to us in countering attrition effects stemming from internal policies and procedures, as well as recent regulatory initiatives (discussed below). In addition, we believe that the negative impact of such regulations will be partially mitigated by our average length of haul, regional terminal network, and less mileage-intensive operations, such as intermodal, dedicated, brokerage, and cross-border operations.
Waste Reduction — Reducing waste in shop methods and procedures and in other administrative processes remains important to us.

•
Pursue Selected Acquisitions — From time to time, we take advantage of opportunities to add complementary operations to our company by pursuing acquisitions. Acquisitions can provide us an opportunity to expand our fleet with customer revenue and drivers already in place. In our history, we have completed 13 acquisitions, including Central in 2013, most of which were immediately integrated into our existing business. Given our size in relation to most competitors, we expect most future acquisitions to be integrated quickly.

We believe that by achieving profitable revenue growth, improving asset utilization, continuing to control costs, and streamlining our processes, we will be able to grow our Adjusted EPS and our return on net assets, while generating free cash flow to repay debt and reduce our leverage ratio. These goals are in part dependent on continued improvement in industry-wide truckload volumes and pricing. Although we expect the economic environment and capacity constraints in our industry to support achievement of our goals, we have limited ability to affect industry volumes and pricing and cannot provide assurance that this environment will sustain. Nevertheless, we believe our competitive strengths and the current supply and demand environment in the truckload industry are aligned to support the achievement of our goals through the strategies outlined above.

Information by Segment and Geography

•
Segments — Our four reportable segments are Truckload, Dedicated, Central Refrigerated and Intermodal. In the first quarter of 2014, the Company reorganized its reportable segments to reflect management's revised reporting structure of its lines of business, following the Central Acquisition. In connection with the operational reorganization, the operations of Central's TOFC business are reported within the Company's Intermodal segment. Additionally, the operations of Central's logistics business, third-party leasing, and other services provided to owner-operators are reported in the Company's other non-reportable segment. All prior period historical results related to the above noted segment reorganization have been retrospectively recast.

Segment information is provided in Notes 1 and 27 to the consolidated financial statements, including accounting and reporting policy, segment definitions, and financial information. Supplementary segment information is available in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Table of Contents Glossary of Terms

•
Geography — The required disclosures relating to revenue and long-lived assets by geography are included in Note 27 to the consolidated financial statements. Income tax information by geography is included in Note 18 to the consolidated financial statements.

Customers and Marketing

•
Customers — Our customers are typically large corporations in the retail (including discount and online retail), food and beverage, consumer products, paper products, transportation and logistics, housing and building, automotive, and manufacturing industries. Many of our customers have extensive operations, geographically distributed locations, and diverse shipping needs. Customer satisfaction is an important priority for us, which is demonstrated by the numerous “carrier of the year” or similar awards received from our customers over the past several years. Such achievements have helped us maintain a large and stable customer base featuring Fortune 500 and other leading companies from a number of different industries. Consistent with industry practice, our typical customer contracts (other than dedicated contracts) do not guarantee shipment volumes by our customers or truck availability by us. This affords us and our customers some flexibility to negotiate rates in response to changes in freight demand and industry-wide truck capacity. We believe our fleet capacity, terminal network, customer service and breadth of services offer a competitive advantage to major shippers, particularly in times of rising freight volumes when shippers must quickly access capacity across multiple facilities and regions.

Our top customers, based on percentage of operating revenue are as follows:

	Sales as a Percentage of Operating Revenue
Customer Group Size	2014	2013	2012
Top 200 customers	87%	83%	83%
Top 25 customers	51%	48%	49%
Top 10 customers	35%	34%	38%
Top 5 customers	25%	25%	28%
Largest customer (Wal-Mart)	11%	11%	11%
No other customer accounted for more than 10% of our operating revenue during any of the three years ended December 31, 2014, 2013, or 2012.

•
Marketing — We concentrate our marketing efforts on cross-selling our extensive suite of services we provide to existing customers, as well as on establishing new customers with shipment needs that complement our terminal network and existing routes. At December 31, 2014, we had a sales staff of approximately 70 individuals across the United States, Mexico and Canada, who work closely with management to establish and expand accounts.

Revenue Equipment
We operate a modern company tractor fleet to help attract and retain drivers, promote safe operations, and reduce maintenance and repair costs. The following table shows the age of our owned and leased tractors and trailers as of December 31, 2014:

Model Year:	Tractors (1)	Trailers
2015	3,037	6,061
2014	3,707	4,581
2013	2,841	4,559
2012	2,522	3,756
2011	349	3,205
2010	29	123
2009	523	4,787
2008	336	1,967
2007	111	118
2006	120	5,351
2005	112	1,548
2004 and prior	195	25,596
Total	13,882	61,652
_______________
(1) Excludes 4,954 owner-operator tractors.
We typically purchase or lease tractors and trailers manufactured to our specifications. We follow a comprehensive maintenance program designed to reduce downtime and enhance the resale value of our equipment. In addition to our major maintenance

Table of Contents Glossary of Terms

facilities in Phoenix, Arizona; Memphis, Tennessee; Greer, South Carolina; and West Valley City, Utah, we perform routine servicing and maintenance of our revenue equipment at most of our regional terminal facilities, in an effort to avoid costly on-road repairs and deadhead miles. The contracts governing our equipment purchases typically contain specifications of equipment, projected delivery dates, warranty terms, and trade or return conditions, and are cancelable upon 60 to 90 days notice without penalty.
Our current tractor trade-in cycle ranges from approximately 48 months to 72 months, depending on equipment type and usage. Management has re-evaluated the appropriateness of the Company's tractor trade-in cycle and decided to accelerate it to an average of approximately 36 to 48 months, beginning in 2015. Management believes that having a shorter tractor trade-in cycle will lower the overall life cycle costs by reducing safety-related expenses, lowering repair and maintenance expenses, improving fuel economy and improving driver satisfaction. In 2015, we will continue to monitor the appropriateness of this shorter tractor trade-in cycle against the lower capital expenditure and financing costs of a longer tractor trade-in cycle, based on current and future business needs.

Technology
We equip virtually all of our trucks with certain OmniTRACStm technologies that enhance communication between the regional terminals and corporate headquarters, as well as the added benefits of electronic, on-board recorders, text-to-voice messaging, and turn-by-turn directions designed specifically for our industry. This allows us to alter driver routes rapidly, in case of urgent customer requests, adverse weather conditions, or other potential delays. It also enables our drivers to timely communicate route status or the need for emergency repairs. These technologies have afforded us additional productivity, improved safety, and increased customer and driver satisfaction.
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
Our trailers and containers are equipped with tracking devices that monitor locations of empty and loaded equipment via satellite. Notification is sent to us if a unit is moved outside of the electronic geofence encasing on each piece of equipment. This enables us to identify unused or hijacked units, enhance our ability to charge for units detained by customers, and reduce theft.

Employees
The strength of our company is our people, working together with a common goal. There were approximately 21,100 full-time employees in our total headcount of 21,274 employees as of December 31, 2014, which was comprised as follows:

Company drivers (including driver trainees)	16,305
Technicians and other equipment maintenance personnel	1,654
Support personnel (such as corporate managers, sales, and administrative personnel)	3,315
Total	21,274

As of December 31, 2014, our 821 Trans-Mex drivers in Mexico were our only employees represented by a union.

•
Company Drivers — All of our drivers must meet specific guidelines relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug and alcohol testing. Upon hire, drivers are trained in our policies, operations, safety techniques, and fuel-efficient operation of the equipment. All new drivers must pass a safety test and have a current CDL. In addition, we have ongoing driver efficiency and safety programs to ensure that our drivers comply with our safety procedures.

We have established eight driver academies across the United States. Our academies are strategically located in areas where external driver-training organizations were lacking. In other areas of the United States we have contracted with driver-training schools, which are managed by third parties. There are certain minimum qualifications for candidates to be accepted into the academy, including passing the DOT physical examination and drug/alcohol screening. Students are required to complete three weeks of instructor-led study/training and then spend a minimum of 200 behind-the-wheel hours, driving with an experienced trainer.
In order to attract and retain qualified drivers and promote safe operations, we purchase high quality tractors equipped with optional comfort and safety features. We base our drivers at terminals and monitor each driver’s location in order to schedule routing for our drivers so they can return home regularly. The majority of company drivers are compensated based on industry standard dispatched miles, loading/unloading, and number of stops or deliveries, plus bonuses. The driver’s base pay per mile increases with the driver’s length of experience. Our driver ranking system measures safety, compliance, customer service, and number of miles driven. Higher rankings provide drivers with additional benefits and/or privileges, such as special recognition, the ability to self-select freight, and the opportunity for increased pay.
Upon enrollment eligibility, drivers employed by us may participate in company-sponsored health, life and dental insurance

Table of Contents Glossary of Terms

plans and participate in our 401(k) and employee stock purchase plans.

•
Terminal Staff — Our larger terminals are staffed with terminal leaders, fleet leaders, driver leaders, planners, safety coordinators and customer service representatives. Our terminal leaders work with driver leaders, customer service representatives, and other operations personnel to coordinate the needs of both our customers and our drivers. Terminal leaders also are responsible for soliciting new customers and serving existing customers in their areas. Each fleet leader supervises approximately five driver leaders at our larger terminals. Each driver leader is responsible for the general operation of approximately 40 trucks and their drivers, focusing on driver retention, productivity per truck, routing, fuel consumption and efficiency, safety, and scheduled maintenance. Customer service representatives are assigned specific customers to ensure specialized, high-quality service and frequent customer contact.

Owner-Operators
In addition to Swift-employed company drivers, we enter into contractor agreements with third parties who own and operate tractors (or hire their own drivers to operate the tractors) that service our customers. We reimburse these owner-operators for their services, based on a contracted rate per mile. By operating safely and productively, owner-operators can improve their own profitability and ours. Owner-operators are responsible for most costs incurred for owning and operating their tractors. For convenience, we offer owner-operators maintenance services at our in-house shops and fuel at our terminals at competitive and attractive prices. As of December 31, 2014, owner-operators comprised approximately 26% of our total fleet, as measured by tractor count.
We offer tractor financing to independent owner-operators through our financing subsidiaries. Our financing subsidiaries generally lease premium equipment from the original equipment manufacturers and sublease the equipment to owner-operators. The owner-operators are qualified for financing, based on their driving and safety records. In the event of default, our financing subsidiaries have the option to repossess the tractor and sublease it to a replacement owner-operator.

Safety and Insurance
We take pride in our safety-oriented culture and maintain an active safety and loss-prevention program, which is led by regional safety management personnel at each of our terminals. We also equip our tractors with many safety features, such as roll-over stability devices and critical-event recorders, to help prevent, or reduce the severity of, accidents.
We self-insure for a significant portion of our claims exposure and related expenses. We currently carry six main types of insurance, which generally have the following self-insured retention amounts, maximum benefits per claim, and other limitations:

•
Automobile Liability, General Liability, and Excess Liability — $250.0 million of coverage per occurrence ($200.0 million through October 31, 2014, subject to a $10.0 million per-occurrence, self-insured retention);

•
Cargo Damage and Loss — $2.0 million limit per truck or trailer with a $10.0 million limit per occurrence; provided that there is a $250 thousand limit for tobacco loads and a $250 thousand deductible;

•	Property and Catastrophic Physical Damage — $150.0 million limit for property and $100.0 million limit for vehicle damage, excluding over the road exposures, subject to a $1.0 million deductible;

•
Workers' Compensation/Employers' Liability — statutory coverage limits; employers' liability of $1.0 million bodily injury by accident and disease, subject to a $5.0 million self-insured retention for each accident or disease;

•
Employment Practices Liability — primary policy with a $10.0 million limit subject to a $2.5 million self-insured retention, plus an excess liability policy that provides coverage for the next $17.5 million of liability for a total coverage limit of $27.5 million; and

•
Health Care — $500 thousand specific deductible with an aggregating individual deductible of $150 thousand beginning January 1, 2013, of each employee health care claim, as well as commercial insurance for the balance. As of January 1, 2015, we are fully insured, subject to contributed premiums.

We insure certain casualty risks through our wholly-owned captive insurance subsidiary, Mohave. In addition to insuring a proportionate share of our corporate casualty risk, Mohave provides reinsurance coverage to third-party insurance companies associated with our affiliated companies’ owner-operators. Mohave provides reinsurance associated with a share of our automobile liability risk. In February 2010, we initiated operations of a second captive insurance subsidiary, Red Rock, which insures a share of our automobile liability risk.
While under dispatch and our operating authority, our owner-operators are covered by our liability coverage and self-insurance retention limits. However, each is responsible for physical damage to his or her own equipment, occupational accident coverage and liability exposure while the truck is used for non-company purposes. Additionally, fleet operators are responsible for any applicable workers’ compensation requirements for their employees.
We regulate the speed of our company tractors to a maximum of 62 miles per hour and for safety reasons have contractually agreed with owner-operators to limit their speed to 68 miles per hour. These adopted speed limits are below the limits established by statute in many states. We believe our adopted speed limits for company drivers reduce the frequency and severity of accidents, enhance fuel efficiency, and reduce maintenance expense, when compared to operating without our imposed speed limits. Substantially all

Table of Contents Glossary of Terms

of our company tractors are equipped with electronically-controlled engines that are set to limit the speed of the vehicle.

Fuel
We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies and reduce our fuel costs. Additionally, we utilize a fuel surcharge program to pass a majority of increases in fuel costs to our customers. In 2014, we purchased 13.6% of our fuel in bulk at 39 Swift and dedicated customer locations across the United States and Mexico. We purchased substantially all of the remainder through a network of retail truck stops with which we have negotiated volume purchasing discounts. The volumes we purchase at terminals and through the fuel network vary based on procurement costs and other factors. We seek to reduce our fuel costs by routing our drivers to truck stops when fuel prices at such stops are cheaper than the bulk rate paid for fuel at our terminals. We store fuel in underground storage tanks at three of our bulk fueling terminals and in above-ground storage tanks at our other bulk fueling terminals. We believe that we are sufficiently in compliance with applicable environmental laws and regulations relating to the storage and dispensing of fuel.

Seasonality
In the transportation industry, results of operations generally show a seasonal pattern. As customers ramp up for the holiday season at year-end, the late third and fourth quarters have historically been our strongest volume quarters. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter for us than the other three quarters. In recent years, the macro consumer buying patterns combined with shippers’ supply chain management, which historically contributed to the fourth quarter “peak” season, continued to evolve. As a result, our fourth quarter 2014, 2013 and 2012 volumes were more evenly disbursed throughout the quarter rather than peaking early in the quarter. In the Eastern and Midwestern United States, and to a lesser extent in the Western United States, the winter season typically causes declines in our equipment utilization. Harsh weather conditions can also cause higher accident frequency, increased claims, and more equipment repairs. Our revenue may further be affected by bad weather and holidays as a result of curtailed operations or vacation shutdowns, because our revenue is directly related to available working days of shippers. From time to time, we also suffer short-term impacts from weather-related events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could harm our results of operations or make our results of operations more volatile.

Environmental Regulation
General — We have bulk fuel storage and fuel islands at many of our terminals, as well as vehicle maintenance, repair, and washing operations at some of our facilities, which exposes us to certain environmental risks. Soil and groundwater contamination have occurred at some of our facilities, for which we have been responsible for remediating the environmental contamination. Also, less than one percent of our total shipments contain hazardous materials, which are generally rated as low- to medium-risk. In the past we have been responsible for the costs of clean-up of cargo and diesel fuel spills caused by traffic accidents or other events.
We have instituted programs to monitor and mitigate environmental risks and maintain compliance with applicable environmental laws dealing with the hauling, handling and disposal of hazardous materials, fuel spillage or seepage, emissions from our vehicles and facilities, engine-idling, discharge and retention of storm water, and other environmental matters. As part of our safety and risk management program, we periodically perform internal environmental reviews. We are a Charter Partner in the EPA’s SmartWay Transport Partnership, a voluntary program promoting energy efficiency and air quality. We believe that our operations are sufficiently in compliance with current laws and regulations and do not know of any existing environmental condition that would reasonably be expected to have a material adverse effect on our business or operating results.
If we are held responsible for the cleanup of any environmental incidents caused by our operations or business, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability. We have paid penalties for spills and violations in the past.
California Regulations — On November 14, 2011, the NHTSA and the EPA finalized regulations that regulate fuel efficiency and greenhouse gas emissions beginning in 2014. The state of California has adopted its own regulations, including:

•	new performance requirements for diesel trucks, with targets to be met between 2011 and 2023;

•
implementing its own trailer regulations, which require all 53-foot or longer box-type trailers (dry vans and refrigerated vans) that operate at least some of the time in California (no matter where they are registered) to meet specific aerodynamic and tire efficiency requirements when operating in California; and

•	requiring that refrigerated trailer operators comply with emissions standards and register certain trailers with the California Air Resources Board.

Table of Contents Glossary of Terms

Additionally, box-type trailers greater than or equal to 53 feet long are subject to the following requirements:

Effective Date	Model Year	Requirements
January 1, 2010	2011 and newer	Trailers are required to be either SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved, aerodynamic technologies.
December 31, 2012	Older than 2011 (except for certain 2003 to 2008 refrigerated van trailers)	Requirements are consistent with 2011 and newer model year. Otherwise, a compliance plan, based on fleet size, must have been prepared and submitted that allows for phase-in of compliance over time.
2017 to 2019 phase-in	Certain 2003 to 2008 refrigerated van trailers	Requirements are pending until the phase-in period.
Climate-change Proposals — Federal and state lawmakers are considering a variety of climate-change proposals related to carbon emissions and greenhouse gas emissions. The proposals could potentially limit carbon emissions for certain states and municipalities, which continue to restrict the location and amount of time that diesel-powered tractors (like ours) may idle. Increasing efforts to control greenhouse gas emissions are also likely to impact us. The EPA announced a finding that may result in promulgation of greenhouse gas air quality standards. New greenhouse gas regulations could increase the cost of new tractors, impair productivity, and increase our operating expenses.

Other Regulation
Our operations are regulated and licensed by various federal, state and local government agencies in North America, including the DOT, the FMCSA, and the DHS, among others. Our company, as well as our drivers and contracted owner-operators, must comply with enacted governmental regulations regarding safety, equipment, environmental protection, and operating methods. Examples include regulation of equipment weight, equipment dimensions, fuel emissions, driver hours-of-service, driver eligibility requirements, on-board reporting of operations, and ergonomics. The following discussion presents recently enacted federal, state and local regulations that have an impact on our operations.

•	Hours-of-service — In December 2011, the FMCSA released its final rule on hours-of-service, which was effective on July 1, 2013. The key provisions included:

◦	retaining the current 11-hour daily driving time limit;

◦	reducing the maximum number of hours a truck driver can work within a week from 82 hours to 70 hours;

◦	limiting the number of consecutive driving hours a truck driver can work to eight hours before requiring the driver to take a 30 minute break.

On December 13, 2014, Congress passed the fiscal year 2015 Omnibus Appropriations bill, which included language that temporarily suspended enforcement of the 1:00 to 5:00 am provision and the 168-hour rule in the hours-of-service regulation. This change is in effect until September 30, 2015.  All other provisions of the hours-of-service rules that went into effect on July 1, 2013 remained unchanged.

•
BASICs — In December 2010, the FMCSA introduced a new enforcement and compliance model that ranks both fleets and individual drivers on seven categories of safety-related data, eventually replacing the current SafeStat model. The seven categories of safety-related data, known as BASICs, include Unsafe Driving, Fatigued Driving (hours-of-service), Driver Fitness, Controlled Substances/Alcohol, Vehicle Maintenance, Cargo-Related, and Crash Indicator.

In August 2012, the FMCSA modified several BASICs categories by moving certain violations previously classified within the Cargo-related category to the Vehicle Maintenance category and simultaneously renamed the Cargo-Related category to Hazardous Materials Compliance category, which identifies hazardous material related safety and compliance problems.
Implementation and effective dates are unclear, as there is currently no proposed rulemaking with respect to BASICs, leaving SafeStat the authoritative safety measurement system in effect. However, certain BASICs information has been published and made available to carriers, as well as the public. Per these publically disclosed results, we score within the acceptable level in the safety-related categories, based on our CSA rankings. We currently have a satisfactory SafeStat DOT rating, which is the best available rating under the current safety rating scale. The FMCSA is also considering revisions to the existing rating system and safety labels assigned to motor carriers evaluated by the DOT. Under the revised rating system currently under consideration by the FMCSA, our safety rating would reflect a more in-depth assessment of safety-based violations and would be evaluated more regularly.

•
Moving Ahead for Progress in the 21st Century Bill — On July 6, 2012, Congress passed the Moving Ahead for Progress in the 21st Century bill into law. Included in the new highway bill is a provision that mandates electronic logging devices in commercial motor vehicles to record hours-of-service. During 2012, the FMCSA published a Supplemental Notice of Proposed rulemaking announcing its plan to proceed with the Electronic On-Board Recorders and Hours-of-Service Supporting Documents rulemaking. As noted under the heading “Revenue Equipment” above, we have already installed Qualcomm units in our tractors, which include electronic, on-board recorders, in conjunction with our efforts to improve efficiency and communications with drivers and owner-operators.

Table of Contents Glossary of Terms

•
The TSA — In the aftermath of the September 11, 2001 terrorist attacks, federal, state and municipal authorities implemented and continue to implement various security measures on large trucks, including checkpoints and travel restrictions. The TSA adopted regulations that require drivers applying for or renewing a license for carrying hazardous materials to obtain a TSA determination that they are not a security threat.

•
TIPA and WOTC — In December of 2014, United States President, Barack Obama, signed the Tax Increase Prevention Act of 2014 ("TIPA"). Among other things, TIPA extended 50% bonus depreciation and the Work Opportunity Tax Credit ("WOTC"). During the first three quarters of 2014, the Company did not include 50% bonus depreciation or WOTC in its income tax provision, as these items were not allowed under the previous tax code. Income tax calculations performed for the year ended December 31, 2014 include the full year's adjustment for 50% bonus depreciation and WOTC, as TIPA allowed for retrospective inclusion.

Available Information
General information about Swift is provided, free of charge, on our website, swifttrans.com. This website also includes our annual reports on Form 10-K with accompanying XBRL documents, quarterly reports on Form 10-Q with accompanying XBRL documents, current reports on Form 8-K, and amendments to those reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable once the material is electronically filed or furnished to the SEC.

ITEM 1A.	RISK FACTORS
When evaluating our company, the following risks should be considered in conjunction with the other information contained in this annual report on Form 10-K. If we are unable to mitigate and/or are exposed to any of the following risks in the future, then there could be a material, adverse effect on our business, results of operations, or financial condition.

Strategic Risk
The truckload industry is affected by economic and business risks that are largely beyond our control.
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
The risks associated with these factors are heightened when the United States economy is weakened. Some of the principal risks during such times, which we experienced during the recent recession, are as follows:

•	low overall freight levels, which may impair our asset utilization;

•	customers with credit issues and cash flow problems;

•	changing freight patterns from redesigned supply chains, resulting in an imbalance between our capacity and customer demand;

•	customers bidding out freight or selecting competitors that offer lower rates, in an attempt to lower their costs, forcing us to lower our rates or lose freight; and

•	more deadhead miles incurred to obtain loads.
We also are subject to cost increases outside our control that could materially reduce our profitability if we are unable to increase our rates sufficiently.
In addition, events outside our control, such as strikes or other work stoppages at our facilities or at customer, port, border, or other shipping locations, actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements could lead to reduced economic demand, reduced availability of credit, or temporary closing of shipping locations or United States borders.

Table of Contents Glossary of Terms

The truckload industry is highly competitive and fragmented, which subjects us to competitive pressures pertaining to pricing, capacity, and service.
Our operating segments compete with many truckload carriers, and some LTL carrier, railroad, logistics, brokerage, freight forwarding, and other transportation companies. Additionally, some of our customers may utilize their own private fleets rather than outsourcing loads to us. Some of our competitors may have greater access to equipment, a wider range of services, greater capital resources, less indebtedness, or other competitive advantages. Numerous competitive factors could impair our ability to maintain or improve our profitability. These factors include the following:

•
Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth in the economy. This may make it difficult for us to maintain or increase freight rates, or may require us to reduce our freight rates. Additionally, it may limit our ability to maintain or expand our business.

•	Since some of our customers also operate their own private trucking fleets, they may decide to transport more of their own freight.

•	Some shippers have selected core carriers for their shipping needs, for which we may not be selected.

•	Many customers periodically solicit bids from multiple carriers for their shipping needs, which may depress freight rates or result in a loss of business to competitors.

•
The continuing trend toward consolidation in the trucking industry may result in more large carriers with greater financial resources and other competitive advantages, with which we may have difficulty competing.

•	Higher fuel prices and higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation.

•	Competition from freight logistics and brokerage companies may negatively impact our customer relationships and freight rates.

•	Smaller carriers may build economies of scale with procurement aggregation providers, which may improve the smaller carriers’ abilities to compete with us.
Our company strategy includes pursuing selected acquisitions; however, we may not be able to execute or integrate future acquisitions successfully.
Historically, a key component of our growth strategy has been to pursue acquisitions of complementary businesses, for example, the Central Acquisition. Although we currently do not have any additional acquisition plans, we expect to consider acquisitions in the future. Current or future acquisition and integration of target companies may negatively impact our business, financial condition, and results of operations because:

•	The business may not achieve anticipated revenue, earnings, or cash flows.

•	We may assume liabilities beyond our estimates or what was disclosed to us.

•
We may be unable to integrate successfully and realize the anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems.

•	The acquisition could disrupt our ongoing business, distract our management, and divert our resources.

•	We may have limited experience in the acquiree's market and may experience difficulties operating in its market.

•	There is a potential for loss of customers, employees, and drivers of the acquired company.

•	We may incur indebtedness or issue additional shares of stock.

Operational Risk
Consistent with industry trends, we face challenges with attracting and retaining qualified company drivers and owner -operators.
Recent driver shortages require, and could continue to require, us to spend more for hiring, including recruiting and advertising. Our challenge with attracting and retaining qualified drivers stems from intense market competition, which subjects us to increased payments for driver compensation and owner-operator contracted rates. We recently increased these rates to better attract and retain drivers. To the extent that the economy improves, we expect that we would need to continue to increase driver compensation and owner-operator contracted rates in order to remain competitive. Our high driver turnover rate (especially within 90 days of hire) requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we do not attract and retain enough drivers, we could be forced to operate with fewer trucks. This would likely erode our size and profitability.

Our contractual agreements with our owner-operators expose us to risks that we do not face with our company drivers.
Our financing subsidiaries offer financing to some of our owner-operators to purchase tractors from us. If these owner-operators experience a default or other lease termination in conjunction with these agreements and we cannot replace them, we may incur losses on amounts owed to us. Also, if liquidity constraints or other restrictions prevent us from providing financing to our owner-operators in the future, then we could experience a shortage of owner-operators. This would be detrimental to our efforts at increasing the percentage of our capacity contracted out to owner-operators.

Table of Contents Glossary of Terms

Pursuant to the fuel reimbursement program, when fuel prices increase above a certain level, we share the cost with our owner-operators in order to mute the impact that increasing fuel prices may have on their business operations. A significant increase or rapid fluctuation in fuel prices could cause our reimbursement costs under this program to be higher than the revenue we receive under our customer fuel surcharge programs.
Owner-operators are third-party service providers, as compared to company drivers, who are employed by Swift. As independent business owners, our owner-operators may make business or personal decisions that conflict with the best interests of Swift. For example, if a load is unprofitable, route distance is too far from home, personal scheduling conflicts arise, or for other reasons, owner-operators may deny loads of freight from time to time. In these circumstances, Swift must be able to timely deliver the freight in order to maintain relationships with customers.
We depend on key personnel to manage our business and operations.
Our success depends on our ability to retain our executive officers, including Jerry Moyes (our founder and Chief Executive Officer), Richard Stocking (our President), and Virginia Henkels (our Chief Financial Officer). Inadequate succession planning or unexpected departure of key executive officers could cause substantial disruption to our business operations, deplete our institutional knowledge base and erode our competitive advantage. We currently do not have employment agreements with any of our management, including Mr. Moyes. We believe that the executive officers identified above possess valuable knowledge about the trucking industry and that their knowledge and relationships with our key customers and vendors would be very difficult to replicate. Although we believe we could replace key personnel, we may not be able to do so without incurring substantial costs.

Our ability to offer intermodal and brokerage services could be limited if we experience performance instability from third parties we use in those businesses.
Our intermodal business utilizes railroads and some third-party drayage carriers to transport freight for our customers. In most markets, rail service is limited to a few railroads or even a single railroad. Our ability to provide intermodal services in certain traffic lanes would be reduced or eliminated if the railroads' services became unstable. The cost of our rail-based services would likely increase, and the reliability, timeliness and overall attractiveness of these services would likely decrease. Furthermore, railroads increase shipping rates as market conditions permit. Price increases could result in higher costs to our customers and negatively impact the demand for our intermodal services. In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, or obtain multiple providers, which could limit our ability to provide this service.
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
Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain our computer system at our Phoenix, Arizona headquarters, along with computer equipment at each of our terminals. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, natural disasters, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, data breaches (including cyber-attacks or cyber intrusions over the Internet, malware and the like) and other events generally beyond our control. We mitigate the risk of business interruption by maintaining redundant computer systems, redundant networks, and backup systems at an alternative location in Phoenix, Arizona. However, this alternative location is subject to some of the same interruptions that may affect the Phoenix headquarters. In the event of a significant system failure, our business could experience significant disruption.
Seasonality, weather and other catastrophic events affect our operations and profitability.
We discuss seasonality and weather events that affect our business in Part I, Item 1, under "Seasonality." These events and other catastrophic events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, damage or destroy our assets, or adversely affect the business or financial condition of our customers, any of which could harm our results or make our results more volatile.

Compliance Risk
Since our industry is highly regulated, we may inadvertently violate existing or future regulations or be adversely affected by changes to existing regulations.
We have the authority to operate in the continental United States (as granted by the DOT), Mexico (as granted by la Secretaría de Comunicaciones y Transportes), and various Canadian provinces (as granted by the Ministries of Transportation and Communications in such provinces). Our company, as well as our drivers and contracted owner-operators, must comply with enacted governmental regulations regarding safety, equipment, environmental protection, and operating methods. Examples include

Table of Contents Glossary of Terms

regulation of equipment weight, equipment dimensions, fuel emissions, driver hours-of-service, driver eligibility requirements, on-board reporting of operations, and ergonomics. We may also become subject to new or more restrictive regulations related to safety or operating methods. We discuss several proposed and pending regulations that could impact our operations in Part I, Item 1, under "Environmental Regulation" and "Other Regulation."
Additionally, our lease contracts with owner-operators are governed by the federal leasing regulations, which impose specific requirements on us and the owner-operators. In the past, we have been the subject of lawsuits, alleging the violation of lease agreements or failure to follow the contractual terms. It is possible that we could be subjected to similar lawsuits in the future, which could result in added liability.
If current or future legislation deems that owner-operators are deemed to be equivalent to employees, we would incur more employee-related expenses.
Tax, federal, and other regulatory authorities have argued that owner-operators in the trucking industry are employees, rather than independent contractors. In April 2010, federal legislation was proposed that increased the recordkeeping requirements for companies that engage independent contractors and heightened the penalties to employers that misclassified individuals and violated overtime and/or wage requirements. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation, and income taxes, and a reclassification of owner-operators as employees would help states achieve this objective. Further, class actions and other lawsuits have been filed against us and others in our industry seeking to reclassify owner-operators as employees for a variety of purposes, including workers’ compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If our owner-operators are deemed employees, we would incur additional exposure under laws for federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort. The exposure could include prior period compensation, as well as potential liability for employee benefits and tax withholdings.
Changes in rules or legislation by the NLRB or Congress and/or organizing efforts by labor unions could result in litigation, divert management attention and have a material adverse effect on our operating results.
Although our only collective bargaining agreement exists at our Mexican subsidiary, Trans-Mex, we always face the risk that our employees will try to unionize. If our owner-operators were ever re-classified as employees, the magnitude of this risk would increase. The NLRB, Congress or states could impose rules or legislation significantly affecting our business and our relationship with our employees. On December 12, 2014, the NLRB implemented a final rule amending the agency's representation-case proceedings which govern the procedures for union representation. Pursuant to this amendment, union elections can now be held within 10-21 days after the union requests a vote. These new rules make it easier for unions to successfully organize all employers, in all industries. Any attempt to organize by our employees could result in increased legal and other associated costs. In addition, if we entered into a collective bargaining agreement, the terms could negatively affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.
CSA rulemaking could adversely affect us, including our ability to maintain or grow our fleet, as well as our customer relationships.
Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The current methodology for determining a carrier’s DOT safety rating has been expanded, and as a result, certain current and potential drivers may no longer be eligible to drive for us. Additionally, our safety rating could be adversely affected. We recruit and retain a substantial number of first-time drivers. These drivers may have a higher likelihood of creating adverse safety events under CSA. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers. This could cause our customers to transition to carriers with higher fleet rankings, and away from us.
Our captive insurance companies are subject to substantial government regulation.
Our captive insurance companies are regulated by state authorities. State regulations generally provide protection to policy holders, rather than stockholders, and generally involve:

•	approval of premium rates for insurance;

•	standards of solvency;

•	minimum amounts of statutory capital surplus that must be maintained;

•	limitations on types and amounts of investments;

•	regulation of dividend payments and other transactions between affiliates;

•	regulation of reinsurance;

•	regulation of underwriting and marketing practices;

•	approval of policy forms;

•	methods of accounting; and

•	filing of annual and other reports with respect to financial condition and other matters.
These regulations may increase our costs of regulatory compliance, limit our ability to change premiums, restrict our ability to access cash held in our captive insurance companies, and otherwise impede our ability to take actions we deem advisable.

Table of Contents Glossary of Terms

We are subject to certain risks arising from doing business in Mexico.
We have a growing operation in Mexico, through our wholly-owned subsidiary, Trans-Mex, which subjects us to general international business risks, including:

•	foreign currency fluctuation;

•	changes in the economic strength of Mexico;

•	difficulties in enforcing contractual obligations and intellectual property rights;

•	burdens of complying with a wide variety of international and Unites States export, import and business procurement laws; and

•	social, political and economic instability.
In addition, if we are unable to maintain our C-TPAT status, we may have significant border delays. This could cause our Mexican operations to be less efficient than those of competitor truckload carriers that have C-TPAT status and operate in Mexico. We also face additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties imposed by the Mexican government, to the extent not preempted by the terms of North American Free Trade Agreement.

Financial Risk
A material portion of our revenue is concentrated in a group of major customers. As such, we would be adversely affected if we lost one or more of these major customers.
Our revenue is concentrated in a group of major customers, as discussed in Part I, Item 1, under "Customers and Marketing." Retail and discount retail customers account for a substantial portion of our freight, creating a dependency on consumer spending and retail sales for us. Given this, our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration.
Economic conditions and capital markets may adversely affect our customers and their ability to remain solvent. Our customers’ financial difficulties can negatively impact our results of operations and financial condition if they were to curtail their operations or delay or default on their payments to us. Aside from our Dedicated segment, we generally do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot provide assurance that our customer relationships will continue. Our Dedicated segment is generally subject to longer-term written contracts than our Truckload segment business; however, certain of these contracts contain cancellation clauses. There is no assurance that any of our customers will continue to utilize our services, renew our existing contracts, or continue at the same volume levels.
We have significant ongoing capital requirements that necessitate sufficient cash flow from operations and/or obtaining financing on favorable terms.
The truckload industry is capital intensive. Historically, we have depended on cash from operations, borrowings from banks and finance companies, issuances of notes, and leasing activities to expand the size of our terminal network and upgrade and expand the size of revenue equipment fleet.
Credit markets are likely to weaken again at some point in the future, which would make it difficult for us to access our current sources of credit and difficult for our lenders to find the capital to fund us. We may need to incur additional debt, or issue debt or equity securities in the future, to refinance existing debt, fund working capital requirements, make investments, or support other business activities. Declines in consumer confidence, decreases in domestic spending, economic contractions and other trends in the credit market may impair our future ability to secure financing on satisfactory terms, or at all.
In the future, we could face inabilities with generating sufficient cash from operations, obtaining sufficient financing on favorable terms, or maintaining compliance with financial and other covenants in our financing agreements. If any of these events occur, then we may face liquidity constraints, be forced to enter into less favorable financing arrangements, or operate our revenue equipment for longer periods of time. Additionally, such events could adversely impact our ability to provide services to our customers.
Because our operations are dependent upon diesel fuel, fluctuations in price or availability, volume and terms of purchase commitments, and surcharge collection could materially increase our costs of operation.
Fuel is one of our largest operating expenses. Diesel fuel prices greatly fluctuate due to factors entirely beyond our control, such as political events, terrorist activities, armed conflicts, and depreciation of the dollar against other currencies. Hurricanes and other natural or man-made disasters, such as the oil spill in the Gulf of Mexico in 2010, tend to lead to an increase in the cost of fuel. Rising demand, matched with falling supply of fuel, adversely impacts the price. Examples include, rising demand in developing countries like China, diminishing supply from less drilling activity, and sharing supply with industries using crude oil and oil reserves for other purposes. These events may lead to fuel shortages and disruptions in the fuel supply chain.
Fuel is also subject to regional pricing differences and often costs more on the West Coast and in the Northeast, where we have significant operations. Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have an adverse effect on our operations and profitability. We obtain some protection against fuel cost increases by maintaining a fuel-efficient fleet and a compensatory fuel surcharge program. We have fuel surcharge programs in place with the vast majority of our customers,

Table of Contents Glossary of Terms

which have helped us offset the majority of the negative impact of rising fuel prices associated with loaded or billed miles. Our fuel surcharge recovery lags behind changes in fuel prices. As such, it may not capture the increased costs we pay for fuel, especially when prices are rising. This leads to fluctuation in our levels of reimbursement, which has occurred in the past. During periods of low freight volumes, shippers can use their negotiating leverage to impose less robust fuel surcharge policies. We cannot ensure that such fuel surcharges will be indefinitely maintained or sufficiently effective. Additionally, there are certain fuel costs that we cannot recover, despite our fuel surcharge programs, such as those associated with deadhead miles and engine idling time.
We have not historically used derivatives to mitigate volatility in our fuel costs, but periodically evaluate the benefits of employing this strategy. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specific period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.
We operate a modern fleet of tractors, some of which are leased or financed. This subjects us to costs associated with increasing equipment prices, new engine design changes, volatility in the used equipment sales market, and the failure of manufacturers to meet their sale or trade-back obligations.
Our modern fleet of tractors give us a competitive advantage in many ways. However, there are also disadvantages we face by obtaining newer equipment. For example, engines used in tractors manufactured in 2010 and after are subject to more stringent emissions control regulations issued by the EPA. Compliance with such regulations has increased the cost of the tractors, and resale and residual values may not increase to the same extent. Accordingly, our equipment costs, including depreciation expense per tractor, are expected to increase in future periods. To comply with the EPA’s 2010 diesel engine emissions standards, many engine manufacturers are using special equipment that needs diesel exhaust fluid. If we purchase new tractors that have this special equipment, we will be exposed to additional costs associated with price and availability of diesel exhaust fluid, the weight of the equipment, maintenance, and training our drivers to use the equipment.
We have certain revenue equipment leases and financing arrangements with ending balloon payments equal to the residual value the Company is contracted to receive from equipment manufacturers upon sale or trade back to the manufacturers. If we do not purchase new equipment that triggers the trade-back obligation, or the equipment manufacturers do not pay the contracted value at the end of the lease term, we could be exposed to losses equal to the excess of the balloon payment owed to the lease or finance company over the proceeds from selling the equipment on the open market. In addition, if we purchase equipment subject to a buy-back agreement and the manufacturer refuses to honor the agreement, or we are unable to replace equipment at a reasonable price, we may be forced to sell the equipment at a loss.
We have paid higher prices for new tractors over the past few years, while the resale and residual values have not increased to the same extent. Used equipment prices are subject to substantial fluctuations based on freight demand, supply of used trucks, availability of financing, presence of buyers for export to countries such as Russia and Brazil, and commodity prices for scrap metal. These and any impacts of a depressed market for used equipment could require us to trade our revenue equipment below the carrying value. This leads to losses on disposal or impairments of revenue equipment, when not otherwise protected by residual value arrangements. Deteriorations of resale prices or trades at depressed values could cause more losses on disposal or impairment charges in future periods.
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our debt obligations.
As of December 31, 2014, our total outstanding long-term debt, excluding capital lease obligations was $903.1 million. Since we are highly leveraged, we could be at a competitive disadvantage compared to our competitors that are less leveraged. This could have negative consequences that include:

•	increased vulnerability to adverse economic, industry, or competitive developments;

•
substantial cash flows from operations that are committed to payment of principal and interest, thereby reducing our ability to use cash for our operations, capital expenditures, and future business opportunities;

•	increased interest rates that would affect our variable rate debt;

•	noncompliance with restrictive covenants, borrowing conditions, and other debt obligations, which could result in an event of default;

•	non-strategic divestitures or inability to make strategic acquisitions;

•	lack of financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•	limits on our flexibility to plan for, or react to, changes in our business, market conditions, or in the economy.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
As detailed in Note 12 to the consolidated financial statements, our senior secured credit facility agreement requires compliance with various affirmative, negative, and financial covenants. A breach of any of these covenants could result in default or (when applicable) cross-default. Upon default under our senior secured credit facility, the lenders could elect to declare all outstanding amounts to be immediately due and payable, as well as terminate all commitments to extend further credit. Such actions by those

Table of Contents Glossary of Terms

lenders could cause cross defaults with our other debt agreements. If we were unable to repay those amounts, the lenders could secure the debt with the collateral granted to them. If the lenders accelerated our debt repayments, we might not have sufficient assets to repay all amounts borrowed.
In addition, our 2013 RSA includes certain restrictive covenants and cross default provisions with respect to our senior secured credit facility. Failure to comply with these covenants and provisions may jeopardize our ability to continue to sell receivables under the facility and could negatively impact our liquidity.
Insuring risk through our captive insurance companies could adversely impact our operations.
We insure a significant portion of our risk through our captive insurance companies, Mohave and Red Rock. In addition to insuring portions of our own risk, Mohave provides reinsurance coverage to third-party insurance companies associated with our affiliated companies' owner-operators. Red Rock insures a share of our automobile liability risk. The insurance and reinsurance markets are subject to market pressures. Our captive insurance companies’ abilities or needs to access the reinsurance markets may involve the retention of additional risk, which could expose us to volatility in claims expenses.
To comply with certain state insurance regulatory requirements, cash and cash equivalents must be paid to Red Rock and Mohave as capital investments and insurance premiums, to be restricted as collateral for anticipated losses. The restricted cash is used for payment of insured claims. In the future, we may continue to insure our automobile liability risk through our captive insurance subsidiaries, which will cause rises in the required amount of our restricted cash or other collateral, such as letters of credit. Significant increases in the amount of collateral required by third-party insurance carriers and regulators would reduce our liquidity.
We face risks related to self-insurance and third-party insurance that can be volatile to our earnings.
We self-insure a significant portion of our claims exposure and related expenses for cargo loss, employee medical expense, bodily injury, workers’ compensation and property damage, and maintain insurance with insurance companies above our limits of self-insurance. Self-insurance retention and other limitations are detailed in Part I, Item 1, under "Safety and Insurance." Our large self-insured retention limits can make our insurance and claims expense higher or more volatile. Additionally, if our third-party insurance carriers or underwriters leave the trucking sector, it could materially increase our insurance costs or collateral requirements, or create difficulties in finding insurance in excess of our self-insured retention limits.
We accrue for the costs of the uninsured portion of pending claims, based on the nature and severity of individual claims and historical claims development trends. Estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult. This, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates. We try to limit our exposure to claims that ultimately prove to be more severe than originally assessed. However, this may not be possible if carrier subcontractors under our brokerage operations are inadequately insured for any accident.
Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. In this case, we would bear the excess expense, in addition to the amount of self-insurance. Our insurance and claims expense could increase, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.
Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. These sales also could make it more difficult for us to sell equity or equity- related securities in the future at a time and price that we deem appropriate.
As of December 31, 2014, we have approximately 91.1 million outstanding shares of Class A common stock, assuming no exercise of options outstanding as of the date of this report and approximately 51.0 million outstanding shares of Class B common stock, which are convertible into an equal number of shares of Class A common stock. All of the Class A shares are freely tradable, except that any shares owned by “affiliates” (as that term is defined in Rule 144 under the Securities Act) may only be sold in compliance with the limitations described in Rule 144 under the Securities Act.
In addition, we have an aggregate of nearly 12 million shares and 2 million shares of Class A common stock reserved for issuances under our 2014 Omnibus Incentive Plan and our 2012 Employee Stock Purchase Plan, respectively. Issuances of Class A common stock to our directors, executive officers, and employees pursuant to the exercise of stock options under our employee benefits arrangements or purchases by our executive officers and employees through our employee stock purchase plan will dilute a stockholder's interest in Swift.
We could determine that our goodwill and other indefinite-lived intangibles are impaired, thus recognizing a related loss.
As of December 31, 2014, we had goodwill of $253.3 million and indefinite-lived intangible assets of $181.0 million primarily from the 2007 Transactions. We evaluate goodwill and indefinite-lived intangible assets for impairment in accordance with the accounting policies discussed in Note 1 to the consolidated financial statements. Our evaluations in 2014, 2013 and 2012 produced no indication of impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

Table of Contents Glossary of Terms

We currently do not intend to pay dividends on our Class A common stock or Class B common stock.
We currently do not anticipate paying cash dividends on our Class A common stock or Class B common stock. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business, the repayment of debt and for general corporate purposes. Any determination to pay dividends and other distributions in cash, stock, or property by Swift in the future will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, contractual restrictions, such as restrictive covenants contained in our senior secured credit facility, capital requirements, and other factors.

Conflict of Interest Risk
Our Chief Executive Officer and the Moyes Affiliates control a large portion of our stock and have substantial control over us, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.
Our Chief Executive Officer, Mr. Moyes, and the Moyes Affiliates beneficially own approximately 38% of our outstanding common stock. Mr. Moyes and the Moyes Affiliates beneficially own 100% of our Class B common stock and approximately 3% of our Class A common stock. On all matters with respect to which our stockholders have a right to vote, including the election of directors, the holders of our Class A common stock are entitled to one vote per share, and the holders of our Class B common stock are entitled to two votes per share. All outstanding shares of Class B common stock are convertible to Class A common stock on a one-for-one basis at the election of the holders thereof or automatically upon transfer to someone other than Mr. Moyes or the Moyes Affiliates.
This voting structure gives Mr. Moyes and the Moyes Affiliates approximately 54% of the voting power of all of our outstanding stock. Furthermore, due to our dual class structure, Mr. Moyes and the Moyes Affiliates are able to control all matters submitted to our stockholders for approval even though they own less than 50% of the total outstanding shares of our common stock. This significant concentration of share ownership may adversely affect the trading price for our Class A common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders can exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations, or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if other stockholders perceived that change of control to be beneficial.
Because Mr. Moyes and the Moyes Affiliates control a majority of the voting power of our common stock, we qualify as a “controlled company” as defined by the NYSE and as such, we may elect not to comply with certain corporate governance requirements of this stock exchange. We do not currently intend to utilize these exemptions, but may choose to do so in the future.
Mr. Moyes has borrowed against and pledged a portion of his Class B common stock, which may cause a conflict of interests between him and our other stockholders, and adversely affect the trading price of our Class A Common Stock.
Pursuant to our second amended and restated securities trading policy, our board of directors limited the right of employees or directors, including Mr. Moyes and the Moyes Affiliates, to pledge more than 20% of their family holdings to secure margin loans through June 30, 2014. Effective July 1, 2014, the limitation on margin pledging was reduced to 15% of their family holdings and effective July 1, 2015, the limitation on margin pledging will be reduced to 10% of holdings.
In July 2011 and December 2011, Cactus Holding Company II, LLC ("Cactus II"), an entity controlled by Mr. Moyes, pledged 12,023,343 shares of Class B common stock on margin as collateral for personal loan arrangements entered into by Cactus II and relating to Mr. Moyes. In connection with these December 2011 transactions, Cactus II converted 6,553,253 of the 12,023,343 pledged shares of Class B common stock into shares of Class A common stock on a one-for-one basis. During 2012, the Moyes Affiliates converted an additional 1,068,224 shares of Class B common stock to Class A common stock and sold 4,831,878 of these pledged Class A shares to a counter-party pursuant to a sale and repurchase agreement with a full recourse obligation to repurchase the securities at the same price on the fourth anniversary of sale. As of December 31, 2014, the Moyes Affiliates had pledged 7,951,055 shares, which could cause Mr. Moyes’ interest to conflict with the interests of our other stockholders and could result in the future sale of such shares. Such sales could adversely affect the trading price or otherwise disrupt the market for our Class A common stock.
In addition to the shares that are allowed to be pledged on margin pursuant to our second amended and restated securities trading policy, on October 29, 2013, an affiliate of Mr. Moyes (“M Capital II”) entered into a VPF contract with Citibank, N.A. that was intended to facilitate settlement of the 2010 METS, issued in 2010 by an unaffiliated trust concurrently with the Company’s IPO, which was required to be settled with shares of the Company’s Class A common stock, or cash, on December 31, 2013. This transaction effectively replaced the 2010 METS with the VPF contract and allowed the parties to the 2010 METS transaction to satisfy their obligations under the 2010 METS (as contemplated by their terms) without reducing the number of shares owned by these parties. The VPF transaction will also allow Mr. Moyes and certain of his affiliates, through their ownership of M Capital II, to participate in future price appreciation of the Company’s Common Stock, and retain the voting power of the shares collateralized to secure the VPF contract as described below.
Under the VPF contract, M Capital II is obligated to deliver to Citibank a variable amount of stock or cash during two twenty trading day periods beginning on January 4, 2016, and July 5, 2016, respectively.  In connection with the VPF transaction, 25,994,016

Table of Contents Glossary of Terms

shares of Class B Common Stock are collateralized by Citibank, N.A. to secure M Capital II’s obligations under the VPF Contract.  As these shares are not pledged to secure a loan on margin, they are not subject to the securities trading policy limitation discussed above.  Although M Capital II may settle its obligations to Citibank N.A. in cash, any or all of the collateralized shares could be converted into Class A common stock and delivered on such dates to settle such obligations. Such transfers of our common stock, or the perception that they may occur, may have an adverse effect on the trading price of our Class A common stock and may create conflicts of interests for Mr. Moyes.
We engage in transactions with other businesses controlled by our Chief Executive Officer, Jerry Moyes. This could create conflicts of interest between Mr. Moyes and our other stockholders.
We engage in multiple transactions with related parties. These transactions include providing and receiving freight services and facility leases with entities owned by Mr. Moyes and certain members of his family and the use of air transportation services from an entity owned by Mr. Moyes and certain members of his family. Because certain entities controlled by Mr. Moyes and certain members of his family operate in the transportation industry, Mr. Moyes’ ownership may create conflicts of interest or require judgments that are disadvantageous to our stockholders in the event we compete for the same freight or other business opportunities. As a result, Mr. Moyes may have interests that conflict with our stockholders.
We have adopted a policy relating to prior approval of related party transactions and our amended and restated certificate of incorporation contains provisions that specifically relate to prior approval for transactions with Mr. Moyes, the Moyes Affiliates, and any Moyes affiliated entities. However, we cannot provide assurance that the policy or these provisions will be successful in eliminating conflicts of interests. Our amended and restated certificate of incorporation also provides that in the event that any of our officers or directors is also an officer or director or employee of an entity owned by or affiliated with Mr. Moyes or any of the Moyes Affiliates and acquires knowledge of a potential transaction or other corporate opportunity not involving the truck transportation industry or involving refrigerated transportation or less-than-truckload transportation, then, subject to certain exceptions, we shall not be entitled to such transaction or corporate opportunity an there should be no expectancy that such transaction or corporate opportunity will be available to us.
Mr. Moyes, our Chief Executive Officer, has substantial ownership interests in and guarantees related to several other businesses and real estate investments, which may expose Mr. Moyes to significant lawsuits or liabilities.
In addition to being our Chief Executive Officer and principal stockholder, Mr. Moyes is the principal stakeholder of, and serves as chairman of the board of directors of SME Industries, Inc., a steel erection and fabrication company, Southwest Premier Properties, LLC a real estate management company, and is involved in other business endeavors in a variety of industries and has made substantial real estate investments. Although Mr. Moyes devotes the substantial majority of his time to his role as Chief Executive Officer of Swift, the breadth of Mr. Moyes’ other interests may place competing demands on his time and attention.
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
Our acquisition of Central may be contested by our stockholders.
We acquired Central in 2013. A Swift stockholder served a books and records demand (“Demand”) upon the Company pursuant to 8 Delaware Code Section 220. The purpose of the Demand is to investigate whether or not there were any breaches of fiduciary duties and mismanagement by Swift’s board of directors or officers in connection with our acquisition of Central and whether the price and other terms of the transaction were fair to the Company and its stockholders, or resulted in the unjust enrichment of Jerry Moyes (the majority owner of Central). Although no lawsuit or other legal proceedings have been initiated, the Demand may be used in support of a stockholder lawsuit to contest the fairness of Swift’s acquisition of Central to the Company Class A stockholders. Such a lawsuit could result in significant expense and have an adverse impact on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters are owned by the Company and situated on approximately 118 acres in Phoenix, Arizona. Our headquarters consist of a three-story administration building with 126,000 square feet of office space; 106,000 square feet of repair and maintenance buildings; a 20,000 square-foot drivers’ center and restaurant; an 8,000 square-foot recruiting and training center; a 6,000 square-foot warehouse; a 300-space parking structure; a two-bay truck wash; and an eight-lane fueling facility.

Table of Contents Glossary of Terms

We have over 40 locations in the United States and Mexico, including terminals, driver academies and certain other locations. Our terminals may include customer service, marketing, fuel, and/or repair facilities. We believe that substantially all of our property and equipment is in good condition and our facilities have sufficient capacity to meet our current needs. From time to time, we invest in additional facilities to meet the needs of our business as we pursue additional growth.

Description of Activities Performed at Each Location
Region	Location	Owned	/	Leased	Customer Service	Marketing	Admin.	Fuel	Repair	Driver Academy
W	Arizona - Phoenix	✓			✓	✓	✓	✓	✓	✓
E	California - Fontana	✓								✓
S	California - Jurupa Valley	✓			✓	✓		✓	✓
T	California - Lathrop	✓			✓	✓		✓	✓
E	California - Otay Mesa	✓			✓				✓
R	California - Willows	✓						✓	✓
N	Colorado - Denver	✓			✓	✓		✓	✓
	Idaho - Lewiston	✓		✓	✓	✓		✓	✓	✓
	Nevada - Sparks	✓			✓			✓	✓
	New Mexico - Albuquerque	✓			✓			✓	✓
	Oklahoma - Oklahoma City	✓			✓	✓		✓	✓
	Oregon - Troutdale	✓			✓	✓		✓	✓
	Texas - El Paso	✓			✓	✓		✓	✓
	Texas - Houston			✓	✓			✓	✓
	Texas - Lancaster	✓			✓	✓		✓	✓
	Texas - Laredo	✓			✓	✓		✓	✓
	Texas - Corsicana	✓								✓
	Utah - West Valley City*	✓			✓	✓		✓	✓	✓
	Washington - Sumner	✓			✓	✓		✓	✓
	Washington - Pasco*			✓	✓				✓
E	Florida - Ocala	✓			✓	✓		✓	✓
A	Georgia - Decatur	✓			✓	✓		✓	✓
S	Georgia - Decatur			✓						✓
T	Illinois - Manteno	✓			✓			✓	✓
E	Illinois - Rochelle*	✓			✓	✓			✓
R	Indiana - Gary	✓			✓			✓	✓
N	Kansas - Edwardsville	✓			✓	✓		✓	✓
	Michigan - New Boston	✓			✓	✓		✓	✓
	Minnesota - Inver Grove Heights	✓			✓	✓		✓	✓
	New Jersey - Avenel	✓							✓
	New York - Syracuse	✓			✓	✓		✓	✓
	Ohio - Columbus	✓			✓	✓		✓	✓
	Pennsylvania - Jonestown	✓			✓			✓	✓
	South Carolina - Greer	✓			✓	✓		✓	✓
	South Carolina - Greer	✓							✓
	Tennessee - Memphis	✓							✓
	Tennessee - Memphis	✓			✓	✓		✓	✓
	Tennessee - Millington			✓						✓
	Virginia - Richmond	✓			✓	✓		✓	✓	✓
	Wisconsin - Town of Menasha	✓			✓	✓		✓	✓
M	Tamaulipas - Nuevo Laredo	✓			✓	✓		✓	✓
E
X	Sonora - Nogales	✓			✓				✓
I
C	Nuevo Leon - Monterrey	✓			✓		✓
O
	State of Mexico - Mexico City			✓	✓		✓		✓

____________
* Acquired as part of the Central Acquisition
In addition to the above, we own parcels of vacant land and several non-operating facilities in various locations around the United States. We also maintain various drop yards throughout the United States, Mexico and Canada. As of December 31, 2014, our aggregate monthly rent for all leased properties was approximately $0.5 million with varying terms expiring through December 2053.

Table of Contents Glossary of Terms

Substantially all of our owned properties are securing our senior secured credit facility.

ITEM 3.	LEGAL PROCEEDINGS
We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.
Information about our legal proceedings is included in Note 15 of the notes to the consolidated financial statements, included in Part II, Item 8, in this Annual Report on Form 10-K for the year ended December 31, 2014 and is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock trades on the NYSE under the symbol “SWFT”. The following table sets forth the high and low sales prices per share of our Class A common stock as reported on the NYSE for the periods indicated.

Year Ended December 31, 2014:	High	Low
First quarter	$26.71	$19.89
Second quarter	$26.54	$21.49
Third quarter	$26.15	$18.53
Fourth quarter	$29.44	$20.01

Year Ended December 31, 2013:	High	Low
First quarter	$15.67	$9.11
Second quarter	$17.88	$12.75
Third quarter	$20.76	$15.69
Fourth quarter	$23.74	$18.99
As of December 31, 2014, we had 91,103,643 shares of Class A common stock, of which the Moyes Affiliates held 2,590,177 shares. The Moyes Affiliates also held all 50,991,938 shares of Class B common stock outstanding as of December 31, 2014.
On December 31, 2014, there were eight holders of record of our Class A common stock and three holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
There is currently no established trading market for our Class B common stock. As of February 13, 2015, all of our Class B common stock was owned by Mr. Moyes and the Moyes Affiliates, of which 26.0 million shares were collateralized in an unaffiliated trust.

Dividend Policy
We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business, the repayment of debt and for general corporate purposes. Any determination to pay dividends and other distributions in cash, stock, or property by Swift in the future will be at the discretion of our board of directors. Such determinations will be dependent on then-existing conditions, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our debt agreements, capital requirements, and other factors. For further discussion about restrictions on our ability to pay dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Material Debt Agreements” in this Annual Report on Form 10-K.

Table of Contents Glossary of Terms

Stockholders Return Performance Graph
Our Class A common stock began trading on the NYSE on December 16, 2010. The following graph compares the cumulative yearly total return of stockholders from the closing date of our IPO on December 16, 2010 to December 31, 2014 of our Class A common stock relative to the cumulative total returns of the S&P 500 index and an index of other companies within the trucking industry (Dow Jones U.S. Trucking Total Stock Market Index) over the same period.  The graph assumes that the value of the investment in our Class A common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 16, 2010, and tracks it through December 31, 2014.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	December 16,	December 31,
	2010	2010	2011	2012	2013	2014
Swift Transportation Company	$100.00	$112.70	$74.23	$79.91	$200.09	$257.93
S&P 500	$100.00	$106.68	$108.94	$126.37	$167.30	$190.20
Dow Jones US Trucking TSM	$100.00	$109.29	$102.00	$107.24	$134.84	$174.19

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our equity securities during the reporting period, and there are currently no share repurchase programs authorized by our board of directors.

Table of Contents Glossary of Terms

ITEM 6.	SELECTED FINANCIAL DATA
The information presented below is derived from our audited consolidated financial statements, included elsewhere in this report. In management's opinion, all necessary adjustments for the fair presentation of the information outlined in these financial statements have been applied. The selected financial data for 2014, 2013 and 2012 should be read alongside the consolidated financial statements and accompanying footnotes in Part II, Item 8. Factors that materially affect the comparability of the data for those years are available in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. Factors that materially affect the comparability of the selected financial data for 2011 and 2010 are set forth below the table.
The following table highlights key measures of the Company's financial condition and results of operations (dollars in thousands, except per share data):

Consolidated income statement data (1):	2014	2013	2012	2011	2010
Operating revenue	$4,298,724	$4,118,195	$3,976,085	$3,778,963	$3,300,543
Operating income	370,070	356,959	351,816	322,036	254,282
Interest and derivative interest expense (2)	86,559	103,386	127,150	165,038	323,985
Income (loss) before income taxes	250,626	256,404	201,701	161,239	(159,730)
Net income (loss)	161,152	155,422	140,087	102,747	(116,389)
Diluted earnings (loss) per share	1.12	1.09	1.00	0.74	(1.84)

Consolidated balance sheet data (1):	December 31,
	2014	2013	2012	2011	2010
Cash and cash equivalents, excluding restricted cash	$105,132	$59,178	$53,596	$80,452	$49,130
Net property and equipment	1,542,130	1,447,807	1,397,536	1,404,031	1,408,563
Total assets	2,937,582	2,809,008	2,791,981	2,814,347	2,696,751
Debt:
Securitization of accounts receivable	334,000	264,000	204,000	180,000	171,500
Revolving line of credit	57,000	17,000	2,531	9,037	—
Total long-term debt and obligations under capital leases	1,104,066	1,321,820	1,430,598	1,673,036	1,819,243

Non-GAAP financial data (1):	2014	2013	2012	2011	2010
Adjusted EBITDA (unaudited) (3)	$619,825	$615,236	$598,934	$567,637	$518,024
Adjusted Operating Ratio (unaudited) (3)	89.0%	88.8%	88.3%	88.8%	89.2%
Adjusted EPS (unaudited) (3)	$1.38	$1.23	$1.11	$0.84	$0.10
____________

(1)
Data for all periods includes the results of Central, which was acquired by Swift on August 6, 2013. See further details regarding the Central Acquisition in Note 1 to the consolidated financial statements in Part II, Item 8.

(2)
Interest expense during 2011 primarily related to outstanding balances on the Company's previous first lien term loan, senior secured second priority notes, accounts receivable securitization and capital lease obligations. In aggregate, the outstanding debt balance related to these facilities was $1.7 billion as of December 31, 2011.

Interest expense during 2010 primarily related to outstanding balances on the Company's previous first lien term loan, senior secured second priority notes, and capital lease obligations. In aggregate, the outstanding debt balance related to these facilities was $1.7 billion as of December 31, 2010.
The decrease in interest expense from 2010 to 2011 was largely due to the IPO and refinancing transactions in December 2010, and our application of the proceeds from the underwriters’ exercise of the over-allotment option in January 2011. We also voluntarily prepaid $75.0 million on our first lien term loan in September 2011, resulting in lower debt balances and lower interest rates on the senior secured credit facility and fixed rate notes. The decrease in derivative expense from 2010 to 2011 was attributed to termination of our previous interest rate swaps in December 2010 in conjunction with the IPO and refinancing transactions.

(3)
Adjusted EBITDA, Adjusted Operating Ratio and Adjusted EPS are non-GAAP financial measures. These non-GAAP financial measures should not be considered alternatives to or superior to GAAP financial measures. However, management believes that presentation of these non-GAAP financial measures provides useful information to investors regarding the Company's results of operations. Adjusted EBITDA, Adjusted Operating Ratio and Adjusted EPS are reconciled to the most directly comparable GAAP financial measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Table of Contents Glossary of Terms

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain acronyms and terms used throughout this Annual Report on Form 10-K are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document. Definitions for these acronyms and terms are provided in the "Glossary of Terms," available in the front of this document.
Management's discussion and analysis of financial condition and results of operations should be read together with the Description of Business in Part I, Item 1, as well as the consolidated financial statements and accompanying footnotes in Part II, Item 8, of this Annual Report on Form 10-K. This discussion contains forward-looking statements as a result of many factors, including those set forth under Part I, Item 1A. “Risk Factors,” Part I “Cautionary Note Regarding Forward Looking Statements," and elsewhere in this report. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed.

Executive Summary
Company Overview — Swift is a multi-faceted transportation services company, operating the largest fleet of truckload equipment in North America from over 40 terminals near key freight centers and traffic lanes. We principally operate in short- to medium-haul traffic lanes around our terminals and dedicated customer locations. As of December 31, 2014, our fleet of 18,836 tractors was comprised of 13,882 company tractors and 4,954 owner-operator tractors, together covering 2.1 billion miles for shippers throughout North America during 2014. Our fleet also included 61,652 trailers and 9,150 intermodal containers as of December 31, 2014. Our extensive suite of service offerings provides our customers with the opportunity to "one-stop-shop" for their truckload transportation needs. In 2014, we generated consolidated operating revenue of $4.3 billion from our service offerings, which include line-haul services, dedicated customer contracts, temperature-controlled units, intermodal freight solutions, cross-border United States/Mexico and United States/Canada freight, flatbed hauling, freight brokerage and logistics, and others. Consolidated operating income in 2014 was $370.1 million.
Revenue — We primarily generate revenue by transporting freight for our customers, generally at a predetermined rate per mile. We supplement this revenue by charging for fuel surcharges, stop-off pay, loading and unloading activities, tractor and trailer detention, and other ancillary services. The main factors that affect our revenue from transporting freight are the rate per mile we receive from our customers and the number of loaded miles we run. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. Fuel surcharges are billed on a lagging basis, meaning that we typically bill customers in the current week based on a previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true.
Revenue in our non-reportable segment is generated by our non-asset-based freight brokerage and logistics management service, tractor leasing revenue from our financing subsidiaries, premium revenue from our captive insurance companies, and revenue from third parties serviced by our repair and maintenance shops. Main factors affecting revenue in our non-reportable segment are demand for brokerage and logistics services and number of equipment leases to our owner-operators by our financing subsidiaries.
Expenses — Our most significant expenses vary with miles traveled and include fuel, driver-related expenses (such as wages and benefits) and services purchased from owner-operators and other transportation providers (such as railroads, drayage providers, and other trucking companies). Maintenance and tire expenses and cost of insurance and claims generally vary with the miles we travel, but also have a controllable component based on safety improvements, fleet age, efficiency, and other factors. Our primary fixed costs are depreciation and lease expense for revenue equipment and terminals, interest expense, and non-driver compensation.
Changes in deadhead miles percentage generally have the largest proportionate effect on our profitability because we still bear all of the expenses for each deadhead mile, but do not earn any revenue to offset those expenses. Changes in rate per mile have the next largest proportionate effect on profitability because incremental improvements in rate per mile are not offset by any additional expenses. Changes in loaded miles generally have a smaller effect on profitability because variable expenses fluctuate with changes in miles. However, changes in mileage are affected by driver satisfaction and network efficiency, which indirectly effect expenses.
Financial Overview

	2014	2013	2012
	(Dollars in thousands, except per share data)
Operating revenue	$4,298,724	$4,118,195	$3,976,085
Revenue xFSR	$3,535,391	$3,326,714	$3,181,571
Net income	$161,152	$155,422	$140,087
Diluted earnings per common share	$1.12	$1.09	$1.00
Operating Ratio	91.4%	91.3%	91.2%
Non-GAAP financial data:
Adjusted Operating Ratio (1)	89.0%	88.8%	88.3%
Adjusted EBITDA (1)	$619,825	$615,236	$598,934
Adjusted EPS (1)	$1.38	$1.23	$1.11

Table of Contents Glossary of Terms

____________

(1)
Adjusted EBITDA, Adjusted Operating Ratio and Adjusted EPS are non-GAAP financial measures. These non-GAAP financial measures should not be considered alternatives to or superior to GAAP financial measures. However, management believes that presentation of these non-GAAP financial measures provides useful information to investors regarding the Company's results of operations. Adjusted EBITDA, Adjusted Operating Ratio and Adjusted EPS are reconciled to the most directly comparable GAAP financial measures under "Non-GAAP Financial Measures," below.

Factors Affecting Comparability Between Periods
2014 Results of Operations — Our net income for the year ended December 31, 2014 was $161.2 million. Items impacting comparability between 2014 and prior periods include the following:

•	$39.9 million loss on debt extinguishment resulting from the repurchase of our Senior Notes and replacement of the 2013 Agreement;

•
$19.5 million reduction in interest expense in 2014 as compared to 2013, primarily due to the redemption of the Senior Notes, lower debt balances, and the replacement of the 2013 Agreement with the 2014 Agreement;

•
280 basis point difference in the effective tax rate, which was 35.7%, as compared to the expected effective tax rate of 38.5%, primarily due to the benefit of prior year federal income tax credits realized in the third quarter of 2014 and federal employment income tax credits realized in the fourth quarter of 2014;

•	$2.3 million pre-tax impairment charge for the write-off of certain operational software replaced; and

•	$3.0 million in pre-tax gain on disposal of redundant Central properties.
2013 Results of Operations — Our net income for the year ended December 31, 2013 was $155.4 million. Items impacting comparability between 2013 and other periods include the following:

•
$22.5 million reduction in interest expense for the year ended December 31, 2013 compared to the corresponding period in 2012 resulting from the replacement of our previous Amended and Restated Credit Agreement in the first quarter of 2013 and our voluntary debt repayments;

•	$6.9 million pre-tax gain on the sale of three properties classified as held for sale;

•	$4.9 million in merger and acquisition expense for financial advisory, severance and other professional fees related to the Central Acquisition;

•
$5.5 million loss on debt extinguishment resulting from the repayment of certain outstanding Central debt in full at closing of the Acquisition, resulting in a loss on debt extinguishment of $0.5 million, and $5.0 million from the replacement of our previous Amended and Restated Credit Agreement in the first quarter of 2013; and

•	$0.9 million in one-time non-cash equity compensation charge incurred by Central for certain stock options that accelerated upon closing of the Central Acquisition.
2012 Results of Operations — Our net income for the year ended December 31, 2012 was $140.1 million. Items impacting comparability between 2012 and other periods include the following:

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

•	$5.2 million gain relating to a contractual settlement with the City of Los Angeles;

•	$4.6 million benefit reflecting the deferred state tax benefit related to an internal corporate restructuring of our subsidiaries; and

•
$3.4 million in pre-tax impairment charges comprised of a $2.3 million impairment charge for a deposit related to certain fuel technology equipment and a related asset and a $1.1 million impairment of real property.

Non-GAAP Financial Measures
The terms "Adjusted EBITDA," "Adjusted Operating Ratio," and "Adjusted EPS," as we define them, are not presented in accordance with GAAP. These financial measures supplement our GAAP results in evaluating certain aspects of our business. We believe that using these measures improves comparability in analyzing our performance because they remove the impact of items from our operating results that, in our opinion, do not reflect our core operating performance. Management and the board of directors

Table of Contents Glossary of Terms

focus on Adjusted EBITDA, Adjusted Operating Ratio and Adjusted EPS as key measures of our performance, all of which are reconciled to the most comparable GAAP financial measures and further discussed below. We believe our presentation of these non-GAAP financial measures is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance and compliance with debt covenants.
Adjusted EBITDA, Adjusted Operating Ratio and Adjusted EPS are not substitutes for their comparable GAAP financial measures, such as net income, cash flows from operating activities, operating margin, or other measures prescribed by GAAP. There are limitations to using non-GAAP financial measures. Although we believe that they improve comparability in analyzing our period to period performance, they could limit comparability to other companies in our industry if those companies define these measures differently. Because of these limitations, our non-GAAP financial measures should not be considered measures of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis. In the GAAP to non-GAAP reconciliations below, 2011 and 2010 are included to support the five-year presentation in Part II, Item 6, "Selected Financial Data."
Adjusted EBITDA — We define Adjusted EBITDA as net income (loss) plus (a) depreciation and amortization; (b) interest and derivative interest expense, including other fees and charges associated with indebtedness, net of interest income; (c) income taxes; (d) non-cash impairments; (e) non-cash equity compensation expense; (f) other special non-cash items; and (g) excludable transaction costs.
The following table is a GAAP to non-GAAP reconciliation for Adjusted EBITDA:

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Net income (loss)	$161,152	$155,422	$140,087	$102,747	$(116,389)
Adjusted for:
Depreciation and amortization	221,122	226,008	218,839	218,098	215,139
Amortization of intangibles	16,814	16,814	16,925	18,258	20,472
Interest expense	80,064	99,534	122,049	149,981	253,586
Derivative interest expense	6,495	3,852	5,101	15,057	70,399
Interest income	(2,909)	(2,474)	(2,156)	(1,997)	(1,460)
Income tax (benefit) expense	89,474	100,982	61,614	58,492	(43,341)
EBITDA	$572,212	$600,138	$562,459	$560,636	$398,406
Non-cash impairments (2)	2,308	—	3,387	—	1,274
Non-cash equity compensation (3)	5,396	4,645	4,890	7,001	22,883
Loss on debt extinguishment (4)	39,909	5,540	22,219	—	95,461
Excludable transaction costs (5)	—	4,913	—	—	—
Non-cash impairments of non-operating assets (6)	—	—	5,979	—	—
Adjusted EBITDA (1)	$619,825	$615,236	$598,934	$567,637	$518,024
____________

(1)
Our method of computing Adjusted EBITDA is consistent with that used in our debt covenants, specifically our leverage ratio, and is also routinely reviewed by management for that purpose. Also, as a result of the Central Acquisition described in Note 1 to the consolidated financial statements, the Adjusted EBITDA reconciliation reflects the combination of the entities as if the acquisition was effective on January 1, 2010.

(2)	Non-cash impairments (pre-tax) included:

•	2014 — $2.3 million related to the replacement and write-off of certain operations software;

•	2012 — $2.3 million lost deposit on fuel technology and related equipment because a supplier ceased operations and $1.1 million for impaired real property; and

•	2010 — Revenue equipment with a carrying amount $3.6 million that was written down to its fair value of $2.3 million.

(3)
Non-cash equity compensation expense is presented on a pre-tax basis. In accordance with the terms of our senior credit agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes. In addition to the recurring non-cash equity compensation, in the third quarter of 2013, Central incurred a $0.9 million one-time non-cash equity compensation charge for certain options that accelerated upon the closing of the Central Acquisition. In 2010, we incurred a $22.6 million one-time non-cash equity compensation charge representing certain stock options that vested upon our IPO and $0.3 million of ongoing equity compensation expense following our IPO.

(4)
For 2012 through 2014, refer to the "Loss on Debt Extinguishment" discussion under "Consolidated Operating Expense," below. Loss on debt extinguishment in 2010 represents the write-off of unamortized original issue discount and deferred financing

Table of Contents Glossary of Terms

fees associated with the senior secured credit facility and previous senior secured second-priority fixed and floating rate notes, which were paid off, along with the remaining interest rate swaps, in conjunction with our IPO and refinancing transactions on December 21, 2010.

(5)
Excludable transaction costs for the year ended December 31, 2013 were a result of the Central Acquisition, in which Swift and Central incurred financial advisory, severance and other professional fees associated with the transaction.

(6)
We own a minority interest and hold a secured promissory note from Swift Power Services, LLC, which failed to make its first scheduled principal payment and quarterly interest payment to us on December 31, 2012. This was due to a decline in its financial performance, primarily resulting from a legal dispute with its former owners and its primary customer. This caused us to evaluate the secured promissory note due from Swift Power Services, LLC, for impairment. In the fourth quarter of 2012, we recorded a $6.0 million charge in "Impairments of non-operating assets" in the consolidated income statement.

Adjusted Operating Ratio — We define Adjusted Operating Ratio as (a) Adjusted operating expense as percentage of (b) Revenue xFSR. Adjusted operating expense in (a) is comprised of total operating expenses; less (i) fuel surcharges; (ii) amortization of intangibles from the 2007 Transactions; (iii) non-cash impairment charges; (iv) other special non-cash items, and (v) excludable transaction costs.
The following table is a GAAP to non-GAAP reconciliation for Adjusted Operating Ratio:

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Operating revenue	$4,298,724	$4,118,195	$3,976,085	$3,778,963	$3,300,543
Less:
Fuel surcharge revenue	763,333	791,481	794,514	750,203	490,259
Revenue xFSR	3,535,391	3,326,714	3,181,571	3,028,760	2,810,284
Operating expense	3,928,654	3,761,236	3,624,269	3,456,927	3,046,261
Adjusted for:
Fuel surcharge revenue	(763,333)	(791,481)	(794,514)	(750,203)	(490,259)
Amortization of certain intangibles (2)	(15,648)	(15,648)	(15,758)	(17,092)	(19,305)
Non-cash impairments (3)	(2,308)	—	(3,387)	—	(1,274)
Other special non-cash items (4)	—	—	—	—	(7,382)
Acceleration of non-cash stock options (5)	—	(887)	—	—	(22,605)
Adjusted operating expense	$3,147,365	$2,953,220	$2,810,610	$2,689,632	$2,505,436
Operating Ratio	91.4%	91.3%	91.2%	91.5%	92.3%
Adjusted Operating Ratio (1)	89.0%	88.8%	88.3%	88.8%	89.2%
____________

(1)
We net fuel surcharge revenue against fuel expense in the calculation of our Adjusted Operating Ratio, thereby excluding fuel surcharge revenue from total revenue in the denominator. Because fuel surcharge revenue is so volatile, we believe excluding it provides for more transparency and comparability. Additionally, we believe that comparability of our performance is improved by excluding impairments, non-comparable intangibles from the 2007 Transactions and other special items. Also, as a result of the Central Acquisition described in Note 1 to the consolidated financial statements, the Adjusted Operating Ratio reconciliation reflects the combination of the entities as if the acquisition was effective on January 1, 2010.

(2)
"Amortization of certain intangibles" specifically reflects the non-cash amortization expense relating to certain intangible assets identified in the 2007 Transactions through which Swift Corporation acquired Swift Transportation Co.

(3)	Refer to footnote (2) to the Adjusted EBITDA reconciliation for a description of items in "Non-cash impairments."

(4)
In the first quarter of 2010, management scrapped approximately 7,000 dry van trailers. As a result of this, we incurred $7.4 million of incremental depreciation expense, reflecting management’s revised estimates regarding salvage value and useful lives of the trailers.

(5)
In the third quarter of 2013, Central incurred a $0.9 million one-time non-cash equity compensation charge for certain options that accelerated upon the closing of the Central Acquisition. In 2010, we incurred a $22.6 million one-time non-cash equity compensation charge representing certain stock options that vested upon our IPO.

Adjusted EPS — We define Adjusted EPS as (a) adjusted income (loss) before income taxes reduced by (b) income taxes; the net of which is divided by (c) weighted average diluted shares outstanding. Adjusted income (loss) before income taxes in is equal to income (loss) before income taxes less the sum of (i) amortization of the intangibles from our 2007 going-private transaction; (ii) non-cash impairments; (iii) other special non-cash items (iv) excludable transaction costs; (v) the mark-to-market adjustment on our interest rate swaps that is recognized in the consolidated income statements; and (vi) the amortization of previous losses recorded in AOCI related to interest rate swaps we terminated upon our IPO and refinancing transactions in December 2010.

Table of Contents Glossary of Terms

Our chief operating decision-makers and our compensation committee use Adjusted EPS thresholds in setting performance goals for our employees, including senior management. As a result, the annual bonuses for certain members of our management will be based at least in part on Adjusted EPS. At the same time, some or all of these executives have responsibility for monitoring our financial results generally, including the items included as adjustments in calculating Adjusted EPS (subject ultimately to review by our board of directors in the context of the board’s review of our quarterly financial statements). While many of the adjustments (for example, transaction costs and our previous senior secured credit facility fees) involve mathematical application of items reflected in our financial statements, others (such as determining whether a non-cash item is special) involve a degree of judgment and discretion. While we believe that all of these adjustments are appropriate, and although the quarterly calculations are subject to review by our board of directors in the context of the board’s review of our quarterly financial statements, this discretion may be viewed as an additional limitation on the use of Adjusted EPS as an analytical tool.
The following table is a GAAP to non-GAAP reconciliation for Adjusted EPS:

	2014	2013	2012	2011	2010
Diluted earnings (loss) per share	$1.12	$1.09	$1.00	$0.74	$(1.84)
Adjusted for:
Income tax expense (benefit)	0.62	0.71	0.44	0.42	(0.68)
Income (loss) before income taxes	1.75	1.80	1.44	1.15	(2.52)
Non-cash impairments (2)	0.02	—	0.02	—	0.02
Non-cash impairments of non-operating assets (3)	—	—	0.04	—	—
Acceleration of non-cash stock options (4)	—	0.01	—	—	0.36
Loss on debt extinguishment (5)	0.28	0.04	0.16	—	1.51
Other special non-cash items (6)	—	—	—	—	0.12
Excludable transaction costs (7)	—	0.03	—	—	—
Mark-to-market adjustment of interest rate swaps (8)	—	0.01	—	—	0.39
Amortization of unrealized losses on interest rate swaps (9)	—	—	0.04	0.11	—
Amortization of certain intangibles (10)	0.11	0.11	0.11	0.12	0.30
Adjusted income before income taxes	2.15	2.00	1.82	1.38	0.17
Provision for income tax expense at statutory rate (11)	0.77	0.77	0.71	0.54	0.07
Adjusted EPS (1)	$1.38	$1.23	$1.11	$0.84	$0.10
____________

(1)
The numbers reflected in the Adjusted EPS table are calculated on a per share basis and may not foot due to rounding. In calculating diluted shares outstanding for the purposes of Adjusted EPS, the dilutive effect of outstanding stock options is only included for the period following our IPO when a market price was available to assess the dilutive effect of such options. Also, as a result of the Central Acquisition described in Note 1 to the consolidated financial statements, the Adjusted EPS reconciliation reflects the combination of the entities as if the acquisition was effective on January 1, 2010.

(2)	Refer to footnote (2) to the Adjusted EBITDA reconciliation for a description of items in "Non-cash impairments."

(3)	Refer to footnote (6) to the Adjusted EBITDA reconciliation for a description of items in "Non-cash impairments of non-operating assets."

(4)	Refer to footnote (5) to the Adjusted Operating Ratio reconciliation for a description of items in "Acceleration of non-cash stock options."

(5)	Refer to footnote (4) to the Adjusted EBITDA reconciliation for a description of items in "Loss on debt extinguishment."

(6)	Refer to footnote (4) to the Adjusted Operating Ratio reconciliation for a description of items in "Other special non-cash items."

(7)	Refer to footnote (5) to the Adjusted EBITDA reconciliation for a description of items in "Excludable transaction costs."

(8)
Mark-to-market adjustment of interest rate swaps reflects the portion of the change in fair value of these financial instruments that was recorded in earnings in each period indicated and excludes the portion recorded in AOCI under cash flow hedge accounting.

(9)
Amortization of unrealized losses on interest rate swaps reflects the non-cash amortization expense of $5.1 million and $15.1 million for the years ended December 31, 2012 and 2011, respectively, included in derivative interest expense in the consolidated income statements. Non-cash amortization expense is comprised of previous losses recorded in AOCI related to the interest rate swaps we terminated upon our IPO and concurrent refinancing transactions in December 2010. Such losses were incurred in prior periods when hedge accounting applied to the swaps and were expensed in relation to the hedged interest payments through the original maturity of the swaps in August 2012.

(10)	Refer to footnote (2) to the Adjusted Operating Ratio reconciliation for a description of items in "Amortization of certain intangibles."

Table of Contents Glossary of Terms

(11)
For all periods through 2012, we used a normalized tax rate of 39% in our Adjusted EPS calculation due to the amortization of deferred tax assets related to our pre-IPO interest rate swap amortization and other items that we knew would cause fluctuations in our GAAP effective tax rate. Beginning in 2013, these items no longer resulted in large variations in our GAAP effective tax rate, and we began using our GAAP expected effective tax rate for our Adjusted EPS calculation.

Results of Operations — Segment Review
During 2014, we operated four reportable segments: Truckload, Dedicated, Central Refrigerated and Intermodal. The descriptions of the operations of these reportable segments are described in Note 27 to the consolidated financial statements. In the first quarter of 2014, the Company reorganized its reportable segments to reflect management’s revised reporting structure of its lines of business following the integration of Central. In association with the operational reorganization, the operations of Central's TOFC business are reported within the Company's Intermodal segment and the operations of Central's logistics business, third-party leasing, and other services provided to owner-operators are reported in the Company's other non-reportable segment. All prior period historical results related to the above noted segment reorganization have been retrospectively recast.
Consolidating tables for operating revenue and operating income are as follows:

	2014		2013		2012
Operating revenue:	(Dollars in thousands)
Truckload	$2,301,010	53.5%	$2,313,035	56.2%	$2,282,342	57.4%
Dedicated	892,078	20.8%	738,929	17.9%	724,405	18.2%
Central Refrigerated	417,980	9.7%	452,531	11.0%	415,733	11.5%
Intermodal	401,577	9.3%	376,075	9.1%	355,494	8.9%
Subtotal	4,012,645	93.3%	3,880,570	94.2%	3,777,974	95.0%
Non-reportable segments	342,969	8.0%	287,853	7.0%	268,821	6.8%
Intersegment eliminations	(56,890)	(1.3)%	(50,228)	(1.2)%	(70,710)	(1.8)%
Consolidated operating revenue	$4,298,724	100.0%	$4,118,195	100.0%	$3,976,085	100.0%

	2014		2013		2012
Operating income:	(Dollars in thousands)
Truckload	$258,072	69.7%	$225,963	63.3%	$246,005	69.9%
Dedicated	75,794	20.5%	83,520	23.4%	74,026	21.0%
Central Refrigerated	14,035	3.8%	17,682	5.0%	21,334	6.1%
Intermodal (1)	8,298	2.2%	5,619	1.6%	(6,486)	(1.8)%
Subtotal	356,199	96.3%	332,784	93.2%	334,879	95.2%
Non-reportable segments	13,871	3.7%	24,175	6.8%	16,937	4.8%
Consolidated operating income	$370,070	100.0%	$356,959	100.0%	$351,816	100.0%
____________

(1)
During 2012, Intermodal incurred an increase in insurance and claims expense, primarily related to one claim associated with a drayage accident, which increased the Intermodal Operating Ratio by approximately 300 basis points.

Our chief operating decision makers monitor the GAAP results of our reporting segments, as supplemented by certain non-GAAP information. Refer to "Non-GAAP Financial Measures" above for more details. Additionally, we use a number of primary indicators to monitor our revenue and expense performance and efficiency.
Weekly Trucking Revenue xFSR per Tractor (monitored monthly) — This is our primary measure of productivity for our Truckload, Dedicated and Central Refrigerated segments. Weekly trucking Revenue xFSR per tractor is affected by the following factors, which are typically monitored daily:

•	loaded miles (miles driven when hauling freight);

•	fleet size (because available loads are spread over available tractors);

•	rates received for our services; and

•	network balance (number of loads accepted, compared to available trucks, by market).
We strive to increase our revenue per tractor by improving freight rates with customers, hauling more loads with existing equipment, effectively moving freight within our network, maintaining our tractors, and recruiting and retaining drivers and owner-operators.

Table of Contents Glossary of Terms

Deadhead Miles Percentage (monitored daily) — This is calculated by dividing the number of unpaid miles by the total number of miles driven. We monitor deadhead miles percentage in Truckload and Central Refrigerated, as we strive to reduce our number of deadhead miles within these segments. By balancing our freight flows and planning consecutive loads with shorter distances between the drop-off and pick-up locations, we are able to reduce the percentage of deadhead miles driven to allow for more revenue-generating miles during our drivers’ hours-of-service. This also enables us to reduce wage, fuel and other costs associated with deadhead miles.
Average Tractors Available for Dispatch (monitored daily)— We use this measure for all of our reportable segments. It includes tractors driven by company drivers as well as owner-operator units. This measure changes based on our ability to adjust our fleet size in response to changes in demand.
Adjusted Operating Ratio (monitored monthly) — We consider this ratio an important measure of our operating profitability for each of our reportable segments. We define and reconcile Adjusted Operating Ratio under "Non-GAAP Financial Measures," above. GAAP Operating Ratio is operating expenses as a percentage of revenue, or the inverse of operating margin, and produces an indication of operating efficiency. It is widely used in our industry as an assessment of management’s effectiveness in controlling all categories of operating expenses.
Load Count and Average Container Count (monitored daily) — Within Intermodal, we monitor our load count and average container count. These metrics allow us to measure our utilization of our container fleet.
Truckload

	2014	2013	2012
	(Dollars and miles in thousands)
Operating revenue	$2,301,010	$2,313,035	$2,282,342
Operating income	$258,072	$225,963	$246,005
Operating ratio	88.8%	90.2%	89.2%
Adjusted operating ratio	86.1%	87.7%	86.3%
Weekly trucking Revenue xFSR per tractor	$3,450	$3,257	$3,165
Total loaded miles	1,030,443	1,067,141	1,065,339
Deadhead miles percentage	11.9%	11.6%	11.1%
Average tractors available for dispatch:
Company	6,975	7,500	7,508
Owner-Operator	3,361	3,333	3,361
Total	10,336	10,833	10,869

The following table is a GAAP to non-GAAP reconciliation for the Truckload segment's Adjusted Operating Ratio:

	2014	2013	2012
	(Dollars in thousands)
Operating revenue	$2,301,010	$2,313,035	$2,282,342
Less: fuel surcharge revenue	442,023	473,139	483,623
Revenue xFSR	1,858,987	1,839,896	1,798,719
Operating expense	2,042,938	2,087,072	2,036,337
Adjusted for:
Fuel surcharge revenue	(442,023)	(473,139)	(483,623)
Adjusted operating expense	1,600,915	1,613,933	1,552,714
Adjusted operating income	$258,072	$225,963	$246,005
Adjusted operating ratio	86.1%	87.7%	86.3%
Truckload Revenue — Operating revenue decreased by $12.0 million, or 0.5% for the year ended December 31, 2014, as compared to the year ended December 31, 2013. As compared to 2013, Revenue xFSR increased in 2014 by 1.0%, impacted by:

•
a 5.9% increase in weekly trucking Revenue xFSR per tractor, which was driven by a 4.6% increase in Revenue xFSR per loaded mile (from contractual rate increases, freight mix and an increase in paid repositioning) and a 1.2% improvement in loaded miles per truck per week in 2014;

•
offset by a 4.6% decrease in average tractors available for dispatch, as equipment was shifted from our Truckload segment to facilitate the growth within our Dedicated segment. As a result of this shift of resources and severe weather during the first quarter of 2014, total loaded miles decreased by 3.4%.

Table of Contents Glossary of Terms

Operating revenue increased by $30.7 million, or 1.3%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. During 2013, Revenue xFSR increased 2.3%. Despite a slight decrease in average operational fleet, this increase in Revenue xFSR was primarily the result of a 2.9% increase in weekly trucking Revenue xFSR per tractor, which was driven by a 2.1% increase in Revenue xFSR per loaded mile and a 0.8% improvement in loaded miles per truck per week in 2013, as compared to 2012.
Truckload Operating Income — Operating income increased $32.1 million, or 14.2% for the year ended December 31, 2014, as compared to 2013. The increase in operating income contributed to an improvement in Adjusted Operating Ratio of 160 basis points to 86.1% for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The improvement in Adjusted Operating Ratio was primarily due to improvements in pricing, productivity and fuel expense, partially offset by increased costs of driver wages, insurance claims, workers' compensation, winter weather-related items and equipment. Improvements in fuel expense reflect a combination of declining diesel prices and better fuel efficiency.
Operating income decreased $20.0 million for the year ended December 31, 2013, as compared to 2012. The decrease in operating income resulted in Adjusted Operating Ratio increasing 140 basis points to 87.7% for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in Adjusted Operating Ratio was primarily the result of a 30.7% increase in insurance expenses, an 8.6% increase in equipment expenses, higher deadhead expenses and a $5.2 million favorable contract resolution with the Port of Los Angeles in the first quarter of 2012, partially offset by a 2.1% increase in Revenue xFSR per loaded mile.
Dedicated

	2014	2013	2012
	(Dollars in thousands)
Operating revenue	$892,078	$738,929	$724,405
Operating income	$75,794	$83,520	$74,026
Operating ratio	91.5%	88.7%	89.8%
Adjusted operating ratio	89.8%	86.1%	87.5%
Weekly trucking Revenue xFSR per tractor	$3,182	$3,339	$3,357
Average tractors available for dispatch:
Company	3,609	2,791	2,698
Owner-Operator	852	660	663
Total	4,461	3,451	3,361
The following table is a GAAP to non-GAAP reconciliation for the Dedicated segment's Adjusted Operating Ratio:

	2014	2013	2012
	(Dollars in thousands)
Operating revenue	$892,078	$738,929	$724,405
Less: fuel surcharge revenue	151,399	138,063	134,498
Revenue xFSR	740,679	600,866	589,907
Operating expense	816,284	655,409	650,379
Adjusted for:
Fuel surcharge revenue	(151,399)	(138,063)	(134,498)
Adjusted operating expense	664,885	517,346	515,881
Adjusted operating income	$75,794	$83,520	$74,026
Adjusted operating ratio	89.8%	86.1%	87.5%
Dedicated Revenue — Operating revenue increased by $153.1 million, or 20.7% for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Revenue xFSR for the year ended December 31, 2014 increased 23.3% over the year ended December 31, 2013. The addition of new customer accounts in the latter half of 2013 and throughout 2014 contributed to a 29.3% increase in average tractors available for dispatch. Revenue xFSR per tractor decreased by 4.6% due to the varying operational requirements of new customer contracts.
Operating revenue increased by $14.5 million, or 2.0% for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in revenue was primarily driven by growth with our existing customers and the addition of several new customers. This segment experienced a 2.7% increase in average tractors available for dispatch, which is attributable to the addition of new customer accounts during the latter half of 2013.

Table of Contents Glossary of Terms

Dedicated Operating Income — Operating income decreased by $7.7 million, or 9.3% for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The decrease in operating income resulted in an unfavorable change in Adjusted Operating Ratio of 370 basis points to 89.8% for the year ended December 31, 2014, as compared to the year ended December 31, 2013. This deterioration in Dedicated Adjusted Operating Ratio was primarily due to higher driver wages, and increased costs associated with insurance and claims, starting up new customer accounts, and the severe winter weather experienced in the first quarter of 2014. This was partially offset by a favorable impact in fuel expense from declining fuel prices (to a lesser extent than Truckload, as Dedicated contracts have unique fuel recovery characteristics that drive more consistent net fuel expense). With respect to the increase in insurance and claims expense, we have implemented countermeasures to drive an improvement in our safety trends as we move forward. However, we also anticipate insurance and claims expense to remain elevated in the Dedicated segment in 2015, as the expense will reflect the recent claims experience.
Operating Income increased to $83.5 million for the year ended December 31, 2013, from $74.0 million in 2012. Adjusted Operating Ratio decreased to 86.1% in 2013 from 87.5% in 2012. The improvement in Adjusted Operating Ratio for year ended December 31, 2013 resulted from a decision to terminate a few underperforming contracts in the latter half of 2012, growth in customer contracts in 2013, and improved fuel efficiency. Since we were growing dedicated business in 2013 with customers who provide their own trailing equipment, this reduces our capital investment, and therefore furthers our efforts to improve our return on net assets.
Central Refrigerated

	2014	2013	2012
	(Dollars and miles in thousands)
Operating revenue	$417,980	$452,531	$415,733
Operating income	$14,035	$17,682	$21,334
Operating ratio	96.6%	96.1%	94.9%
Adjusted operating ratio	95.8%	95.1%	93.3%
Weekly trucking Revenue xFSR per tractor	$3,461	$3,474	$3,360
Total loaded miles	166,637	193,559	185,984
Deadhead miles percentage	15.2%	12.8%	12.4%
Average tractors available for dispatch:
Company	1,102	1,018	947
Owner-Operator	755	951	865
Total	1,857	1,970	1,812
The following table is a GAAP to non-GAAP reconciliation for the Central Refrigerated segment's Adjusted Operating Ratio:

	2014	2013	2012
	(Dollars in thousands)
Operating revenue	$417,980	$452,531	$415,733
Less: fuel surcharge revenue	83,660	95,312	97,341
Revenue xFSR	334,320	357,219	318,392
Operating expense	403,945	434,849	394,399
Adjusted for:
Fuel surcharge revenue	(83,660)	(95,312)	(97,341)
Adjusted operating expense	320,285	339,537	297,058
Adjusted operating income	$14,035	$17,682	$21,334
Adjusted operating ratio	95.8%	95.1%	93.3%
Central Refrigerated Revenue — Operating revenue decreased by $34.6 million, or 7.6% for the year ended December 31, 2014, as compared to the year ended December 31, 2013. As compared to 2013, Revenue xFSR decreased in 2014 by 6.4%, impacted by:

•
a decrease in total loaded miles of 13.9% from a 5.7% decrease in average tractors available for dispatch, severe winter weather in the first quarter of 2014, conversion to Swift's system and process in February 2014, and challenges faced in the driver market; and

•
a decrease in weekly trucking Revenue xFSR per tractor of 0.4% primarily from freight mix changes. The decrease in weekly trucking Revenue xFSR per tractor reflects a decrease in loaded miles per tractor of 8.7%, offset by an increase in Revenue xFSR per loaded mile of 8.7%. Central Refrigerated added several new dedicated locations which operate with a lower average length of haul, higher deadhead and a higher Revenue xFSR per loaded mile.

Table of Contents Glossary of Terms

Operating revenue increased by $36.8 million, or 8.9% for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Revenue xFSR increased by 12.2%. This increase in Revenue xFSR was primarily due to growth in volume and pricing with our existing customers and the addition of several new customers including a significant new dedicated customer added during the second quarter of 2013. This new business combined with the other revenue growth resulted in our weekly trucking revenue xFSR per tractor improving 3.4%.
Central Refrigerated Operating Income — Operating income decreased $3.6 million, or 20.6% for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The decrease in operating income resulted in an unfavorable change in Adjusted Operating Ratio of 70 basis points to 95.8% for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The deterioration in Adjusted Operating Ratio was primarily related to the severe weather experienced in the first quarter of 2014, higher equipment costs, higher deadhead percentage, higher driver wages, the challenges associated with the February 2014 system conversion and the driver market, and the continued challenges with the large unique dedicated customer added in June 2013. This was partially offset by an increase in Revenue xFSR per loaded mile of 8.7% in 2014, as compared to 2013.
Operating income decreased by $3.7 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, which resulted in Adjusted Operating Ratio increasing 180 basis points to 95.1% in 2013, compared with 93.3% in 2012. The increase in Adjusted Operating Ratio was driven primarily by a 40 basis point increase in deadhead percentage, increases in start up costs for new dedicated customers, as well as a 37.1% increase in insurance and claims expense, partially offset by an 7.8% increase in Revenue xFSR per loaded mile.
Intermodal

	2014	2013	2012
	(Dollars in thousands)
Operating revenue	$401,577	$376,075	$355,494
Operating income (loss) (1)	$8,298	$5,619	$(6,486)
Operating ratio (1)	97.9%	98.5%	101.8%
Adjusted operating ratio (1)	97.4%	98.1%	102.3%
Average tractors available for dispatch:
Company	426	321	302
Owner-Operator	77	41	2
Total	503	362	304
Load count	172,464	160,642	152,237
Average container count	8,841	8,717	7,209
____________

(1)
During 2012, Intermodal incurred an increase in insurance and claims expense, primarily related to one claim associated with a drayage accident, which increased the Intermodal Operating Ratio and Adjusted Operating Ratio by approximately 300 basis points and 380 basis points, respectively.

The following table is a GAAP to non-GAAP reconciliation for the Intermodal segment's Adjusted Operating Ratio:

	2014	2013	2012
	(Dollars in thousands)
Operating revenue	$401,577	$376,075	$355,494
Less: fuel surcharge revenue	77,947	77,594	75,571
Revenue xFSR	323,630	298,481	279,923
Operating expense	393,279	370,456	361,980
Adjusted for:
Fuel surcharge revenue	(77,947)	(77,594)	(75,571)
Adjusted operating expense	315,332	292,862	286,409
Adjusted operating income (loss)	$8,298	$5,619	$(6,486)
Adjusted operating ratio	97.4%	98.1%	102.3%
Intermodal Revenue — Operating revenue increased by $25.5 million, or 6.8% for the year ended December 31, 2014, as compared to the year ended December 31, 2013. As compared to 2013, Revenue xFSR increased in 2014 by 8.4%, primarily as a result of a 7.4% increase in load count and a 1.0% increase in Revenue xFSR per load. The number of COFC loads increased in 2014, while TOFC loads decreased, as we continued to shift our focus to more profitable freight.

Table of Contents Glossary of Terms

Operating revenue increased by $20.6 million, or 5.8% for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Revenue xFSR increased 6.6%, primarily as a result of a 1.0% increase in revenue xFSR per load and a 5.5% increase in load count.
Intermodal Operating Income (Loss) — Operating income increased by $2.7 million, or 47.7% for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase in operating income resulted in a favorable change in Adjusted Operating Ratio of 70 basis points to 97.4% for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The improved Adjusted Operating Ratio was primarily due to improvements in our network, utilization of our equipment and an increase in Revenue xFSR per load. This was partially offset by increased costs associated with shifting away from the unprofitable TOFC business, as well as severe weather conditions during the first quarter of 2014.
Operating income (loss) improved from a loss of $6.5 million for the year ended December 31, 2012 to income of $5.6 million for the year ended December 31, 2013. Correspondingly, Adjusted Operating Ratio improved 420 basis points to 98.1% during 2013 from 102.3% in 2012. This improvement was primarily due to one claim associated with a dray truck accident in the first quarter of 2012, with no comparable claim in 2013. Additionally, during the fourth quarter of 2013, we settled a 2008 loss year claim, which resulted in an increase of insurance and claims expense in Intermodal of approximately $2 million. Aside from the impacts of the drayage accident in 2012 and the settlement of the 2008 claim in the fourth quarter of 2013, the improvement in our Adjusted Operating Ratio was primarily due to our focus on improving the utilization of our containers, reducing chassis expense, improving our rail economics, as well as improving the efficiency of our drayage operations.
Other Non-reportable Segment

	2014	2013	2012
	(In thousands)
Operating revenue	$342,969	$287,853	$268,821
Operating income	$13,871	$24,175	$16,937
Other Non-reportable Segment Revenue — The main factors that impact our other non-reportable segment revenue are the demand for our brokerage and logistics services and the number of owner-operators leasing equipment. Operating revenue increased by $55.1 million, or 19.1% for the year ended December 31, 2014, as compared to the year ended December 31, 2013. This was driven by an increase in our logistics business and services provided by us to owner-operators.
Operating revenue increased by $19.0 million, or 7.1% for the year ended December 31, 2013, as compared to the year ended December 31, 2012. This was primarily driven by increased services provided to owner-operators.
Other Non-reportable Segment Operating Income — Operating income decreased by $10.3 million, or 42.6% for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The decrease in operating income was primarily related to increases in expenses related to the services we provide to owner-operators, as well as a $2.3 million impairment of certain software, partially offset by the growth in revenue for the services noted above.
Operating income increased by $7.2 million, or 42.7%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012.

Results of Operations — Consolidated Operating Expenses
The following consolidated operating expense information includes amounts and analyses that management believes are necessary to an understanding of the Company's changes in financial condition and results of operations. Where applicable, we describe any unusual or infrequent events or transactions and significant economic changes that had a material impact on our consolidated financial statements for the years ended December 31, 2014, 2013 and 2012.
Salaries, Wages and Employee Benefits

	2014	2013	2012
	(Dollars in thousands)
Salaries, wages and employee benefits	$970,683	$903,990	$879,856
% of Operating revenue	22.6%	22.0%	22.1%
% of Revenue xFSR	27.5%	27.2%	27.7%
Salaries, wages and employee benefits primarily pertain to compensation for all employees. Salaries, wages and employee benefits are primarily affected by the total number of miles driven by company drivers, the rate per mile we pay our company drivers, and employee benefits, including health care, workers’ compensation and other benefits. To a lesser extent non-driver employee headcount, compensation and benefits affect the expense.
For the year ended 2014, salaries, wages and employee benefits increased by $66.7 million, or 7.4%, compared with 2013. A

Table of Contents Glossary of Terms

majority of the dollar increase was due to an increase in the driver wage rate per mile, workers' compensation expense and growth in non-driver staff. This was partially offset by a 0.7% decrease in number of miles driven by company drivers in 2014, compared to 2013.
For the year ended 2013, salaries, wages and employee benefits increased by $24.1 million, or 2.7%, compared with 2012. The dollar increase was primarily a result of increases in driver pay implemented in the third quarter of 2012, growth in our non-driver administrative staff to support our growing business, increases in workers compensation expense, and an increase in the miles driven by company drivers. As a percentage of Revenue xFSR, salaries, wages and employee benefits decreased 50 basis points from the year ended December 31, 2012 to the year ended December 31, 2013, as a result of an increase in our average Truckload Revenue xFSR per loaded mile.
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
Operating Supplies and Expenses

	2014	2013	2012
	(Dollars in thousands)
Operating supplies and expenses	$342,073	$319,023	$290,472
% of Operating revenue	8.0%	7.7%	7.3%
% of Revenue xFSR	9.7%	9.6%	9.1%
Operating supplies and expenses primarily consist of ordinary vehicle repairs and maintenance, costs associated with preparing tractors and trailers for sale or trade-in, driver expenses, driver recruiting costs, legal and professional services fees, general and administrative expenses, and other costs. Operating supplies and expenses are primarily affected by the age of our company-owned fleet of tractors and trailers, the number of miles driven in a period, driver turnover, and to a lesser extent by efficiency measures in our shop.
For 2014, operating supplies and expenses increased by $23.1 million, or 7.2%, compared with 2013. The dollar increase was due to increases in hiring costs, professional fees and equipment maintenance. However, as a percentage of Revenue xFSR, operating supplies and expenses were relatively consistent year over year, at 9.7% in 2014, as compared with 9.6% in 2013.
For 2013, operating supplies and expenses increased by $28.6 million, or 9.8%, compared with 2012. As a percentage of Revenue xFSR, operating supplies and expenses increased to 9.6%, compared with 9.1% in 2012. This increase was primarily the result of increases in legal and professional fees, primarily associated with the Central Acquisition, equipment maintenance, tolls, hiring expenses, and uncollectible revenue, which was driven by the bankruptcies of two customers in the second quarter of 2013. Additionally, in the first quarter of 2012, we recognized a $5.2 million benefit from the favorable contract resolution with the Port of Los Angeles, which was recorded as a reduction of operating supplies and expenses.
We believe that the market for drivers has tightened. As a result, hiring expenses, including recruiting and advertising, which are included in operating supplies and expenses, have increased and we expect this will continue to increase in order to attract sufficient numbers of qualified drivers to operate our fleet.
Fuel Expense

	2014	2013	2012
	(Dollars in thousands)
Fuel expense	$591,855	$640,000	$668,707
% of Operating revenue	13.8%	15.5%	16.8%
Fuel expense consists primarily of diesel fuel expense for our company-owned tractors and fuel taxes. The primary factors affecting our fuel expense are the cost of diesel fuel, the fuel economy of our equipment, and the number of miles driven by company drivers.
We believe the most effective protections against fuel cost increases are maintaining a fuel-efficient fleet by incorporating fuel efficiency measures into our business, such as aerodynamic equipment, slower tractor speeds, engine idle limitations, and a reduction of deadhead miles; actively managing fuel procurement; and maintaining an effective fuel surcharge program. To mitigate unrecovered fuel exposure, we have worked to negotiate more robust surcharge programs with customers identified as having inadequate programs. We generally have not used derivatives to hedge against higher fuel costs in the past, but continue to evaluate this possibility. To mitigate the impact of rising fuel costs, we have contracted to purchase some fuel from certain fuel suppliers at a fixed price or within banded pricing for a specific period, usually not exceeding twelve months.
Fuel expense decreased by $48.1 million, or 7.5% in 2014, compared with 2013. The decrease is primarily due to a decrease in miles driven by company drivers, as well as declining fuel prices. This was partially offset by an increase in idle fuel costs resulting from the severe winter weather during the first quarter of 2014.
Fuel expense decreased $28.7 million, or 4.3% in 2013, compared with 2012. The decrease was primarily due to an increase in

Table of Contents Glossary of Terms

our owner-operator fleet and an increase in Intermodal and other services, all of which require little or no fuel expense incurred by the Company.
Purchased Transportation

	2014	2013	2012
	(Dollars in thousands)
Purchased transportation expense	$1,321,268	$1,255,646	$1,195,033
% of Operating revenue	30.7%	30.5%	30.1%
Purchased transportation consists of the payments made to owner-operators, rail partners and other third parties for their services.
Purchased transportation expense increased $65.6 million, or 5.2%, in 2014 compared with 2013. As a percentage of operating revenue, purchased transportation expense was relatively flat. The year over year dollar and percentage increases were primarily due to a 6.5% increase in the number miles driven by owner-operators and an increase in both intermodal and third-party logistics volume.
Purchased transportation expense increased $60.6 million, or 5.1%, in 2013 compared with 2012. The dollar increase was primarily due to increased Intermodal volumes and the increase in miles driven by owner-operators. As a percentage of operating revenue, purchased transportation expense increased slightly.
Insurance and Claims

	2014	2013	2012
	(Dollars in thousands)
Insurance and claims	$159,246	$142,179	$121,655
% of Operating revenue	3.7%	3.5%	3.1%
% of Revenue xFSR	4.5%	4.3%	3.8%
Insurance and claims expense consists of insurance premiums and estimated payments and expenses for claims for bodily injury, property damage, cargo damage, and other casualty events. The primary factors affecting our insurance and claims are the number of miles driven by our drivers and owner-operators, the frequency and severity of accidents, trends in the development factors used in our actuarial accruals, and developments in large, prior-year claims. Furthermore, our self-insured retention of $10.0 million per occurrence for accident claims can cause volatility in this expense.
Insurance and claims expense increased $17.1 million, or 12.0% in 2014, compared with 2013. As a percentage of Revenue xFSR, insurance and claims were relatively consistent year over year, increasing by 20 basis points to 4.5% in 2014, compared with 2013. The increase was primarily due to higher frequency and severity of claims, primarily related to the severe winter weather in 2014 and an increase in total exposure miles.
Insurance and claims expense increased $20.5 million, or 16.9% in 2013, compared with 2012. As a percentage of Revenue xFSR, insurance and claims increased 50 basis points to 4.3%, compared with 3.8% in 2012. The increase is primarily due to the increase in reserves associated with unfavorable developments on 2013 claims and prior year loss layers, based on new information received on these claims during 2013.
Rental Expense and Depreciation and Amortization of Property and Equipment

	2014	2013	2012
	(Dollars in thousands)
Rental expense	$229,290	$180,328	$149,433
Depreciation and amortization of property and equipment	221,122	226,008	218,839
Rental expense and depreciation and amortization of property and equipment	$450,412	$406,336	$368,272
% of Operating revenue	10.5%	9.9%	9.3%
% of Revenue xFSR	12.7%	12.2%	11.6%
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. Depreciation and amortization of property and equipment consists primarily of depreciation for owned tractors and trailers or amortization of those financed with capital leases. The primary factors affecting these expense items are the size and age of our tractor, trailer and intermodal container fleet; the cost of new equipment; and the relative percentage of owned versus leased equipment. Because the mix of our owned versus leased tractors varies, we combine our rental expense with our depreciation and amortization of property and equipment to improve comparability in analysis.

Table of Contents Glossary of Terms

Our fleet of revenue equipment, depicted below, drives changes in rental expense and depreciation and amortization.

	As of December 31,
	2014	2013	2012
Tractors:
Company:
Owned	6,083	6,081	5,504
Leased - capital leases	1,700	1,851	2,658
Leased - operating leases	6,099	4,834	4,139
Total company tractors	13,882	12,766	12,301
Owner-operator:
Financed through the Company	4,204	4,473	3,885
Other	750	722	960
Total owner-operator tractors	4,954	5,195	4,845
Total tractors	18,836	17,961	17,146
Trailers	61,652	57,310	55,947
Containers	9,150	8,717	8,717
For 2014, rental expense and depreciation and amortization of property and equipment increased $44.1 million, or 10.8%, compared with 2013. As a percentage of Revenue xFSR, these combined expenses increased by 50 basis points to 12.7% in 2014, as compared to 2013. The increase was primarily due to growth in the number of tractors and trailers in our fleet, higher equipment replacement costs and a higher number of operating leases for revenue equipment, including financing costs. This was partially offset by a decrease in the number of owner-operator tractors that were financed through the Company.
For 2013, rental expense and depreciation and amortization of property and equipment increased $38.1 million, or 10.3%, compared with 2012. As a percentage of Revenue xFSR, these combined expenses increased from 11.6% in 2012 to 12.2% in 2013. The increase was primarily due to the rising costs of new tractors and growth in our fleet.
As emissions requirements become stricter, we expect that the price of equipment will continue to rise. Engines manufactured on or after January 1, 2010 must comply with new emissions regulations. As such, we anticipate higher costs associated with these engines that will be recorded in depreciation and rental expense. Rental expense and depreciation and amortization of property and equipment will likely increase in future periods due to these increased costs associated with newer tractors.
Amortization of Intangibles

	2014	2013	2012
	(In thousands)
Amortization of intangibles	$16,814	$16,814	$16,925
In conjunction with the 2007 Transactions, definite-lived intangible assets with a gross carrying value of $261.2 million were recorded. The related amortization comprised $15.6 million in 2014, $15.6 million in 2013, and $15.8 million in 2012 of total amortization of intangibles. Amortization of intangibles also included $1.2 million each year related to intangible assets existing prior to the 2007 Transactions. The decrease from 2012 to 2013 was a result of the 150% declining balance amortization method applied to the customer relationship intangible recognized in conjunction with the 2007 Transactions. We anticipate that the composition and amount of amortization associated with intangible assets as of December 31, 2014 will remain consistent at $16.8 million through 2017, and will decrease to $16.3 million in 2018, of which $0.6 million will represent the final amortization of the intangible assets existing prior to the 2007 Transactions.
Operating Taxes and Licenses

	2014	2013	2012
	(Dollars in thousands)
Operating taxes and licenses expense	$71,806	$74,319	$71,849
% of Operating revenue	1.7%	1.8%	1.8%
% of Revenue xFSR	2.0%	2.2%	2.3%
Operating taxes and licenses expense primarily represents the costs of taxes and licenses associated with our fleet of equipment and generating revenue in the states we operate in.
Operating taxes and licenses expense decreased $2.5 million, or 3.4%, for the year ended December 31, 2014, as compared to 2013. As a percentage of Revenue xFSR, operating taxes and licenses expense remained relatively flat.
Operating taxes and licenses expense increased $2.5 million, or 3.4%, for the year ended December 31, 2013, as compared to

Table of Contents Glossary of Terms

2012. As a percentage of Revenue xFSR, operating taxes and licenses expense essentially remained flat.
Interest Expense

	2014	2013	2012
	(In thousands)
Interest expense	$80,064	$99,534	$122,049
Interest expense includes interest on long-term debt, revolving credit facility, accounts receivable securitization and capital leases, as well as amortization of debt issuance costs and deferred financing fees, but excludes expenses related to our interest rate swaps. Expenses related to interest rate swaps are discussed under "Derivative Interest Expense," below.
Interest expense decreased for the year ended December 31, 2014, as compared to 2013, primarily due to our redemption of the Senior Notes, lower debt balances (primarily from voluntary prepayments), and the replacement of the 2013 Agreement with the 2014 Agreement. Under the 2014 Agreement, the applicable interest rate for the Term Loan A equals LIBOR plus a 2.00% margin with no LIBOR floor. Commencing in the third quarter of 2014, the applicable LIBOR margin for the Term Loan A ranged from 1.50% to 2.25%, as determined by our consolidated leverage ratio. The Term Loan B accrues interest at LIBOR plus 3.00% margin with a 0.75% LIBOR floor. The interest rate spread on the new Revolver has an interest rate spread of 1.50% to 2.25% for LIBOR-based borrowings, as compared to the previous facility, which had a LIBOR spread ranging from 3.00% to 3.25%.
Interest expense decreased for the year ended December 31, 2013, as compared to 2012, primarily due to $26.5 million in voluntary prepayments on the first lien term loan B-1 tranche and $69.0 million on the first lien term loan B-2 tranche in 2013. Additionally, we replaced the 2012 Agreement with the 2013 Agreement, which reduced the interest rates applicable to the first lien term loan B-1 tranche to LIBOR plus 2.75% with no LIBOR floor and the first lien term loan B-2 tranche to LIBOR plus 3.00% with a LIBOR floor of 1.00%. Further, during the year ended December 31, 2013, we made capital lease payments of $91.4 million.
Further details regarding the aforementioned debt and financing agreements are provided in Notes 12, 13 and 14 to the consolidated financial statements in Part II, Item 8.
Derivative Interest Expense

	2014	2013	2012
	(In thousands)
Derivative interest expense	$6,495	$3,852	$5,101
Derivative interest expense consists of expenses related to our interest rate swaps, including the income effect of mark-to-market adjustments of interest rate swaps and current settlements. Derivative interest expense for the years ended December 31, 2014 and 2013 represents mark-to-market adjustments and settlement payments related to our interest rate swaps, which were de-designated as of February 28, 2013. Derivative interest expense for 2012 is related to our terminated swaps and represents the previous losses recorded in AOCI that are amortized to derivative interest expense over the original term of the swaps, which had a maturity of August 2012.
Refer to Note 16 to the consolidated financial statements in Part II, Item 8 for more information regarding the structure and accounting treatment of our interest rate swaps.
Merger and Acquisition Expense

	2014	2013	2012
	(In thousands)
Merger and acquisition expense	$—	$4,913	$—
As a result of the Central Acquisition, both Swift and Central incurred certain transactional related expenses, including financial advisory, severance and other professional fees, totaling $4.9 million for the year ended December 31, 2013.
Loss on Debt Extinguishment

	2014	2013	2012
	(In thousands)
Loss on debt extinguishment	$39,909	$5,540	$22,219
For the year ended December 31, 2014, $34.7 million of the loss on debt extinguishment related to the cost of the premium paid, as well as write-offs of OID and deferred financing costs associated with the redemption of the Senior Notes. The remaining $5.2 million reflects the write-off of the unamortized OID and deferred financing fees related to the replacement of the 2013 Agreement with the 2014 Agreement.
For the year ended December 31, 2013, loss on debt extinguishment primarily related to the Company's replacement of the 2012

Table of Contents Glossary of Terms

Agreement with the 2013 Agreement. This resulted in a loss on debt extinguishment of $5.0 million, reflecting the write-off of the unamortized original issue discount and deferred financing fees associated with the 2012 Agreement. Additionally, in association with the acquisition of Central on August 6, 2013, certain outstanding Central debt was paid in full and extinguished. This resulted in a loss on debt extinguishment of $0.5 million, reflecting the write-off of the remaining unamortized deferred financing fees.
For the year ended December 31, 2012, loss on debt extinguishment primarily related to the Company's replacement of its then-existing first lien term loan with the 2012 Agreement. This resulted in a loss on debt extinguishment of $20.9 million, reflecting the write-off of the unamortized OID and deferred financing fees associated with the original first lien term loan. Additionally, the Company completed the call of its remaining fixed rate notes, resulting in a loss on debt extinguishment of $1.3 million, which reflected the call premium and write-off of the remaining unamortized deferred financing fees.
Further detail regarding these transactions is provided in Note 12 to the consolidated financial statements in Part II, Item 8.
Gain on Sale of Real Property

	2014	2013	2012
	(In thousands)
Gain on sale of real property	$—	$(6,876)	$—
During 2013, we disposed of two non-operating properties in Phoenix, Arizona and one non-operating property in Wilmington, California, resulting in a gain of $6.9 million.
Income Tax Expense

	2014	2013	2012
	(In thousands)
Income tax expense	$89,474	$100,982	$61,614
For the year ended December 31, 2014, income tax expense reflects an effective tax rate of 35.7%, which was 280 basis points lower than our expected tax rate of 38.5%. This was primarily due to the benefit of prior year federal income tax credits realized in the third quarter of 2014 and federal employment income tax credits realized in the fourth quarter of 2014.
For the year ended December 31, 2013, income tax expense reflects an effective tax rate of 39.4% which was 90 basis points higher than our normalized effective tax rate, primarily due to a new tax rate in Mexico, Central’s conversion to a C-Corporation from an S-Corporation, fixed asset basis differences and state tax rate changes, Central Acquisition related costs as well as the benefit realized from Central’s designation as an S-Corporation prior to the Central Acquisition.
For the year ended December 31, 2012, income tax expense reflects an effective tax rate of 30.5% which was 850 basis points lower than our normalized effective tax rate, primarily due to the benefit realized from Central's designation as an S-Corporation prior to the Central Acquisition, tax benefits realized from favorable changes in effective state tax rates as well as additional employment tax credits claimed on our 2011 tax return.

Liquidity and Capital Resources
Sources of Liquidity
The following table presents our available sources of liquidity as of December 31, 2014 (in thousands):

Source	Amount
Cash and cash equivalents, excluding restricted cash	$105,132
Availability under revolving line of credit due June 2019 (1)	292,702
Availability under 2013 RSA (2)	26,700
Total unrestricted liquidity	$424,534
Restricted cash (3)	45,621
Restricted investments, held to maturity, amortized cost (3)	24,510
Total liquidity, including restricted cash and restricted investments	$494,665
____________

(1)
As of December 31, 2014, we had outstanding amounts of $57.0 million in borrowings and $100.3 million in letters of credit under our $450.0 million revolving credit facility, leaving $292.7 million available.

(2)	Based on eligible receivables at December 31, 2014, our borrowing base for the 2013 RSA was $360.7 million, of which outstanding borrowings were $334.0 million.

Table of Contents Glossary of Terms

(3)	Restricted cash and restricted short-term investments are primarily held by our captive insurance companies for claims payments.
Uses of Liquidity
Our business requires substantial amounts of cash for operating expenses, capital expenditures, other assets, working capital changes, principal and interest payments on our obligations, tax payments and letters of credit required for insurance.
When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet and fund growth in our revenue equipment fleet. We expect net cash capital expenditures of approximately $300 million to $350 million for 2015. Further, we expect to continue to obtain a portion of our equipment under operating and capital leases, which are not reflected as net cash capital expenditures. In addition, we believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant. Beyond 2015, we expect our net capital expenditures to remain substantial.
We believe we can finance our expected cash needs, including debt repayment, for at least the next twelve months with cash flows from operations, borrowings under our revolving credit facility, borrowings under our 2013 RSA, and lease financing. Over the long-term, we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing, or equity capital. The availability of financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions. If such additional borrowings, lease financing, or equity capital is not available at the time we need to incur such indebtedness, then we may be required to utilize the revolving portion of our senior secured credit facility (if not then fully drawn), extend the maturity of then-outstanding indebtedness, rely on alternative financing arrangements, or engage in asset sales.
There can be no assurance that we will be able to incur additional debt under our existing financial arrangements to satisfy our ongoing capital requirements. However, we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, available funds under the 2013 RSA, and availability under our revolving credit facility will be sufficient to fund our expected capital expenditures for 2015.
Cash Flows
The following is a condensed version of our consolidated statements of cash flows:

	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$395,781	$473,504	$447,118
Net cash used in investing activities	(139,750)	(311,720)	(169,129)
Net cash used in financing activities	(210,077)	(156,202)	(306,477)
Operating Activities — The $77.7 million decrease in net cash provided by operating activities was primarily driven by a $62.2 million increase in tax payments in the year ended December 31, 2014, as compared to 2013. We have utilized nearly all net operating losses from prior periods, which resulted in the increase in cash tax payments during the current period.
The $26.4 million increase in net cash provided by operating activities during the year ended December 31, 2013, compared to the same period in 2012, was primarily the result of a $20.5 million reduction in cash paid for interest and income taxes and a $5.1 million increase in operating income.
Investing Activities — We used $172.0 million less cash for investing activities during the year ended December 31, 2014, compared to the year ended December 31, 2013. In 2013, we used $150.3 million, net of debt repayments, to pay Central stockholders in the Central Acquisition. Additionally, in 2014, we received $13.9 million more proceeds from the sale of property and equipment and spent $12.3 million less on capital assets, as compared to 2013.
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
Financing Activities — We used $53.9 million more cash in financing activities during the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in cash used for financing activities primarily stems from $71.9 million in open market purchases of our Senior Notes and $39.0 million in voluntary prepayments on the B-2 tranche of the 2013 Agreement. This was partially offset by a $25.5 million increase in net borrowings on the Revolver.
Cash used in financing activities decreased by $150.3 million during the year ended December 31, 2013 as compared to the same period in 2012. This decrease in cash used in financing activities was primarily related to the proceeds we received from the $85.0 million in borrowings under our revolving credit agreement and from the $100.0 million in advances under our accounts receivable securitization agreement on August 6, 2013 to fund the majority of the cash consideration paid in the acquisition of Central. As of

Table of Contents Glossary of Terms

December 31, 2013, we repaid $68.0 million and $5.0 million of these amounts borrowed under the revolving credit agreement and the accounts receivable securitization, respectively. Additionally, during 2013, we repaid $236.4 million in long-term debt and capital leases, including voluntary repayments of our debt and the repayment of certain Central debt totaling $41.8 million at the closing of the Central Acquisition compared to repayments of $311.9 million in long-term debt and capital leases during 2012. In addition, we received $13.9 million in proceeds from the exercise of stock options and issuance of shares under our employee stock purchase plan during 2013. The changes in the cash flows from financing activities noted above were offset by our $40.0 million net repayments of our accounts receivable securitization, excluding the impact of the amounts borrowed associated with the Central Acquisition, during 2013, compared to net borrowings of $24.0 million under our accounts receivable securitization during 2012.
Working Capital
As of December 31, 2014 and 2013, we had a working capital surplus of $378.2 million and $349.7 million, respectively.
Capital and Operating Leases
In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment, including tractors and trailers, with capital and operating leases. During the year ended December 31, 2014, we acquired revenue equipment through capital and operating leases with gross values of $101.6 million and $330.7 million, respectively, which were offset by capital and operating lease terminations with originating values of $75.8 million and $74.1 million, respectively.
During the year ended December 31, 2013, we acquired revenue equipment through capital and operating leases with gross values of $85.1 million and $367.3 million, respectively, which were offset by capital and operating lease terminations with originating values of $129.4 million and $95.9 million, respectively.

Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2014 (in thousands):

		Payments Due By Period(7)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations, including OID of $920	$903,060	$31,445	$77,505	$417,980	$376,130
Revolving line of credit	57,000	—	—	57,000	—
2013 RSA (1)	334,000	—	334,000	—	—
Capital lease obligations (2)	201,006	42,902	92,797	28,306	37,001
Interest obligations (3)	158,526	37,269	59,328	42,394	19,535
Operating lease obligations (4)	590,959	210,774	261,791	75,308	43,086
Interest rate swaps (5)	6,191	6,191	—	—	—
Purchase obligations (6)	1,174,130	794,548	379,582	—	—
Total contractual obligations	$3,424,872	$1,123,129	$1,205,003	$620,988	$475,752
________

(1)	Represents borrowings owed at December 31, 2014 from multiple Purchasers. Interest rates vary.

(2)
Represents principal payments owed at December 31, 2014. The borrowing consists of capital leases with finance companies, with fixed borrowing amounts and fixed interest rates, as set forth on each applicable lease schedule. Accordingly, interest on each lease varies between schedules.

(3)
Represents interest obligations on long-term debt, 2013 RSA, and capital lease obligations and excludes fees and accretion of OID. For variable rate debt, the interest rate in effect as of December 31, 2014, was utilized. The table assumes long-term debt and the 2013 RSA are held to maturity.

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

(5)	Amounts presented for interest rate swap payments are undiscounted and represent payments projected on LIBOR forward rates as of December 31, 2014.

(6)
Represents purchase obligations for revenue equipment and facilities of which a significant portion is expected to be financed with operating and capital leases to the extent available. We generally have the option to cancel tractor purchase orders with

Table of Contents Glossary of Terms

60 to 90 days notice. As of December 31, 2014, approximately 13.0% of this amount had become non-cancelable.

(7)	Deferred taxes and long-term portion of claims accruals are excluded from other long-term liabilities in the table above.

Material Debt Agreements
As of December 31, 2014, we had $1.5 billion in material debt obligations at the following carrying values:

•	$500.0 million: Term Loan A, due June 2019

•	$396.1 million: Term Loan B, due June 2021, net of $0.9 million OID

•	$334.0 million: 2013 RSA outstanding borrowings

•	$201.0 million: Capital lease obligations

•	$ 57.0 million: Revolver

•	$ 7.0 million: Other
As of December 31, 2013, we had $1.6 billion in material debt obligations at the following carrying values:

•	$493.8 million: Senior Notes, net of $6.2 million OID

•	$229.0 million: Term Loan B-1, due December 2016

•	$410.0 million: Term Loan B-2, due December 2017

•	$264.0 million: 2013 RSA outstanding borrowings

•	$171.5 million: Capital lease obligations

•	$ 17.0 million: Revolver

•	$ 17.5 million: Other
Credit Agreements
The Company entered into the 2014 Agreement on June 9, 2014, which included a delayed-draw first lien Term Loan A tranche, a first lien Term Loan B tranche, and a revolving credit line. The 2014 Agreement replaced the then-existing revolving credit line, as well as the first lien term loan B-1 and B-2 tranches of the 2013 Agreement, which had outstanding principal balances at closing of $229.0 million and $370.9 million, respectively. Upon closing, the Company drew $164.0 million on the Revolver and $50.0 million on the Term Loan A. The Company subsequently drew the remaining $450.0 million available on the Term Loan A to facilitate redemption of the Senior Notes in November 2014.
The Revolver and Term Loan A of the 2014 Agreement contain certain financial covenants with respect to a maximum leverage ratio and a minimum consolidated interest coverage ratio. The 2014 Agreement removed any financial covenants related to the term loan B tranche. Further, the 2014 Agreement removed the maximum capital expenditures covenant and also provides for improved flexibility regarding the use of proceeds from asset sales, payment of dividends, stock buybacks, and equipment financing. In addition to the financial covenants, the 2014 Agreement includes customary events of default, including a change in control default and certain affirmative and negative covenants, including, but not limited to, restrictions, subject to certain exceptions, on incremental indebtedness, asset sales, certain restricted payments (including dividends), certain incremental investments or advances, transactions with affiliates, engaging in additional business activities, and prepayments of certain other indebtedness.
The credit facility is secured by substantially all of the assets of the Company and is guaranteed by Swift Transportation Company, IEL, Central and its subsidiaries, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver academy subsidiary, and its bankruptcy-remote special purpose subsidiary.
The following tables present the key terms of the current and previous credit agreements (dollars in thousands):

2014 Agreement	Term Loan A	Term Loan B	Revolver
Maximum borrowing capacity	$500,000	$400,000	$450,000
Final maturity date	June 9, 2019	June 9, 2021	June 9, 2019
Interest rate base	LIBOR	LIBOR	LIBOR
LIBOR floor	—%	0.75%	—%
Interest rate minimum margin (1)	1.50%	3.00%	1.50%
Interest rate maximum margin (1)	2.25%	3.00%	2.25%
Minimum principal payment - amount (2)	$5,625	$1,000	$—
Minimum principal payment - frequency	Quarterly	Quarterly	Once
Minimum principal payment - commencement date (2)	March 31, 2015	June 30, 2014	June 30, 2019
____________

(1)	Interest rate margins on the Term Loan A and Revolver are based on the Company's consolidated leverage ratio. Additionally,

Table of Contents Glossary of Terms

after December 31, 2014, interest rate margins on the Term Loan B will be determined by the Company's consolidated leverage ratio, and will range from 2.75% to 3.00%. As of December 31, 2014, interest accrues at 2.16% and 3.75% on the Term Loan A and Term Loan B, respectively.
The commitment fee for the unused portion of the Revolver is also based on the Company's consolidated leverage ratio, and ranges from 0.25% to 0.35%. As of December 31, 2014, commitment fees on the unused portion of the Revolver accrue at 0.30% and letter of credit fees accrue at 2.00%.

(2)	Commencing in March 2017, the minimum principal payment amount on the Term Loan A is $11.3 million.

2013 Agreement	Term Loan B-1	Term Loan B-2	Revolver
Maximum borrowing capacity	$350,000	$410,000	$400,000
Final maturity date	December 21, 2016	December 21, 2017	September 21, 2016
Interest rate base	LIBOR	LIBOR	LIBOR
LIBOR floor	—%	1.00%	—%
Interest rate minimum margin (1)	2.75%	3.00%	3.00%
Interest rate maximum margin (1)	2.75%	3.00%	3.25%
____________

(1)
As of December 31, 2013, interest accrued at 2.92% and 4.00% on the Company’s first lien term loan B-1 and B-2 tranches, respectively. The commitment fee for the unused portion of the $400.0 million revolving credit facility ranged from 0.25% to 0.50%, depending on the Company’s consolidated leverage ratio.

2013 RSA
In June 2013, SRCII entered into the 2013 RSA with unrelated financial entities (the "Purchasers") to replace the Company's prior 2011 RSA, and to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. Pursuant to the 2013 RSA, the Company’s receivable originator subsidiaries sell all of their eligible accounts receivable to SRCII, which in turn sells a variable percentage ownership interest in its accounts receivable to the Purchasers. The 2013 RSA is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the Purchasers in the facility and are unavailable to satisfy claims of the Company and its subsidiaries. As discussed in Note 1 to the consolidated financial statements, the Company borrowed $100.0 million under the 2013 RSA to fund a portion of the cash consideration paid for the Central Acquisition.
The following table summarizes the key differences between the current and previous securitization programs (dollar amounts in thousands):

	2013 RSA	2011 RSA
Effective	June 2013	June 2011
Borrowing capacity (1)	$375,000	$275,000
Final maturity date	July 13, 2016	June 8, 2014
Unused commitment fee rate	35 basis points	40 basis points
Program fees on outstanding balances	commercial paper rates + 95 basis points	commercial paper rates + 125 basis points
____________

(1) On September 26, 2014, the Company exercised an accordion option, increasing borrowing capacity on the 2013 RSA from $325.0 million to $375.0 million.
Senior Notes
In November 2014, the Company redeemed, in full, the remaining $428.1 million face value of its Senior Notes. This was primarily funded with the proceeds from the Company’s Term Loan A. The Company paid 105% of face value, plus accrued and unpaid interest, to call the Senior Notes. While the redeemed Senior Notes incurred interest at 10%, the source of funds from the Term Loan A incurs interest at LIBOR plus a margin of 1.50% to 2.25%, based on the Company's consolidated leverage ratio. The November 2014 redemption followed a series of refinancing transactions that occurred in the first nine months of 2014, in which the Company used cash on hand to repurchase $71.9 million in principal of the Senior Notes. Including the November 2014 redemption, the Company repurchased $500.0 million in principal of the Senior Notes during 2014, averaging 105.58% of the face value. These transactions significantly reduced Swift’s average cost of debt, as compared to the beginning of the year. Payment of principal and interest on the Senior Notes was previously guaranteed by certain of the Company’s 100% owned domestic subsidiaries. Pursuant to the terms of the indenture governing the Senior Notes, the guarantees were subject to release at which time the subsidiary no longer had indebtedness that would have required a guarantee. Thus, the Company's redemption of the Senior Notes on November 15, 2014, released the related guarantee.

Table of Contents Glossary of Terms

Off Balance Sheet Arrangements
We lease 10,303 tractors under operating leases, which includes 6,099 company tractors and 4,204 owners-operator tractors financed by the Company. Operating leases have been an important source of financing for our revenue equipment. In accordance with ASC Topic 840, Leases, property and equipment held under operating leases, and liabilities related thereto, are not reflected on our balance sheet. All expenses related to operating leases are reflected in our consolidated income statements under “Rental expense.” Rent expense related to our operating leases was $229.3 million, $175.2 million and $144.6 million for the years ended 2014, 2013 and 2012, respectively. The total amount of remaining payments under operating leases as of December 31, 2014, was approximately $591.0 million.

Inflation
Inflation can have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increased. However, the effect of inflation has been minor over the past three years.

Critical Accounting Estimates
The preparation of our consolidated financial statements in conformity with US-GAAP requires management to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenue, expenses, and associated disclosures of contingent assets and liabilities are affected by these estimates and assumptions. We evaluate these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts could be reported using differing estimates or assumptions. We consider our critical accounting estimates to be those that require us to make more significant judgments and estimates when we prepare our financial statements. Our critical accounting estimates include the following:
Claims Accruals — Note 2 to the consolidated financial statements describes the Company's claims accrual accounting policy. The following discussion should be read in conjunction with Note 2, as it presents uncertainties involved in applying the accounting policy, and provides insight into the quality of management's estimates and variability in our claims accruals. Insurance and claims expense varies as a percentage of operating revenue, based on the frequency and severity of claims incurred in a given period, as well as changes in claims development trends. The actual cost to settle our self-insured claim liabilities may differ from our reserve estimates due to legal costs, claims that have been incurred but not reported and various other uncertainties, including the inherent difficulty in estimating the severity of the claim and the potential judgment or settlement amount to dispose of the claim. If claims development factors that are based upon historical experience had increased by 10%, our claims accrual as of December 31, 2014 would have potentially increased by $11.9 million.
Goodwill and Indefinite-lived Intangible Assets — Note 2 to the consolidated financial statements describes the Company's goodwill and indefinite-lived intangible assets accounting policy. The following discussion should be read in conjunction with Note 2, as it presents uncertainties involved in applying the accounting policy, and provides insight into the quality of management's estimates and variability in valuation of goodwill and indefinite-lived intangible assets. The test of goodwill and indefinite-lived intangible assets requires judgment, including the identification of reporting units, assigning assets (including goodwill) and liabilities to reporting units and determining the fair value of each reporting unit. Fair value of the reporting unit is determined using a combination of comparative valuation multiples of publicly traded companies, internal transaction methods and discounted cash flow models. Estimating the fair value of reporting units includes several significant assumptions, including future cash flow estimates, determination of appropriate discount rates, and other assumptions that management believed reasonable under the circumstances. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.
We evaluated goodwill as of November 30, 2014 and 2013 using the qualitative factors prescribed in ASC Topic 350 to determine whether to perform the two-step quantitative goodwill impairment test. The assessment of qualitative factors requires judgment, including identification of reporting units, evaluation of macroeconomic conditions, analysis of industry and market conditions, measurement of cost factors, and identification of entity-specific events (such as financial performance and changes within our share price). In evaluating these qualitative factors, we determined that it was more likely than not that fair value exceeded carrying value for our reporting units as of November 30, 2014 and 2013. As such, it was not necessary to perform the two-step quantitative goodwill impairment test.
Truckload and Dedicated are the only reporting units to which goodwill has been allocated, due to their respective fair value materiality at the time of the 2007 Transactions. As of December 31, 2014 and 2013, gross goodwill allocated to the Truckload segment was $377.0 million and gross goodwill allocated to the Dedicated segment was $130.7 million. We recognized accumulated impairment losses of $190.4 million in our Truckload reporting unit during 2007 and 2008, $64.0 million in our Dedicated reporting unit during 2007 and no impairment losses thereafter. As of December 31, 2014 and 2013 the Truckload reporting unit had a carrying value of $186.6 million and the Dedicated reporting unit had a carrying value of $66.7 million.

Table of Contents Glossary of Terms

Depreciation and Amortization — Note 2 to the consolidated financial statements describes the Company's depreciation accounting policy under "Property and Equipment," and the amortization accounting policy under "Intangible Assets, other than Goodwill." The following discussion should be read in conjunction with Note 2, as it presents uncertainties involved in applying the accounting policies, and provides insight into the quality of management's estimates and potential variability in amounts recorded for depreciation and amortization. Selecting the appropriate accounting method requires management judgment, as there are multiple acceptable methods that are in accordance with US-GAAP, including straight-line, declining-balance and sum-of-the-years' digits. As discussed in Note 2, property and equipment is depreciated on a straight-line basis and intangible customer relationships acquired in the 2007 Transactions are amortized on a 150% double-declining-balance basis over the useful lives of the assets. We believe that these methods properly spread the costs over the useful lives of the assets. Management judgment is also involved when determining estimated useful lives of the Company's long-lived assets. We determine useful lives of our long-lived assets, based on historical experience, as well as future expectations regarding the period we expect to benefit from the asset. Factors affecting estimated useful lives of property and equipment may include estimating loss, damage, obsolescence, and company policies around maintenance and asset replacement. Factors affecting estimated useful lives of long-lived intangible assets may include legal, contractual or other provisions that limit useful lives, historical experience with similar assets, future expectations of customer relationships, among others.
Impairments of Long-lived Assets — Note 2 to the consolidated financial statements describes the Company's accounting policy for long-lived asset impairments under "Property and Equipment," and "Intangible Assets, other than Goodwill." The following discussion should be read in conjunction with Note 2, as it presents uncertainties involved in applying the accounting policies, and provides insight into the quality of management's estimates and potential variability in amounts recorded for asset impairments. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. Estimating fair value includes several significant assumptions, including future cash flow estimates, determination of appropriate discount rates, and other assumptions that management believed reasonable under the circumstances. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment.
Income Taxes — Note 2 to the consolidated financial statements describes the Company's income tax accounting policy. The following discussion should be read in conjunction with Note 2, as it presents uncertainties involved in applying the accounting policy, and provides insight into the quality of management's estimates and variability in our deferred tax assets and liabilities. Our deferred tax assets and liabilities represent items that will result in taxable income or tax deductions in future years for which we have already recorded the related tax expense or benefit in our consolidated income statements. Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income. To the extent we believe the likelihood of recovery is not sufficient, a valuation allowance is established for the amount determined not to be realizable. As of December 31, 2014, we had no valuation allowance. All deferred tax assets are considered more likely than not to be realized as they are expected to be utilized by continued profitability in future periods.
United States income and foreign withholding taxes have not been provided on approximately $15.8 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the United States. As the Company intends to reinvest these earnings indefinitely outside the United States, it is not required to provide United States income taxes on them until they are repatriated in the form of dividends or otherwise.
We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated income statements.
Operating Leases — See "Off Balance Sheet Arrangements," above.
Stock-based Compensation — Note 2 to the consolidated financial statements describes the Company's stock-based compensation accounting policy. The following discussion should be read in conjunction with Note 2, as it presents uncertainties involved in applying the accounting policy, and provides insight into the quality of management's estimates and variability in stock-based compensation expense. We issue several types of share-based compensation, including awards that vest, based on service and performance conditions or a combination of service and performance conditions. Performance-based awards vest contingent upon meeting certain performance criteria established by our compensation committee. All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests. ASC Topic 718 requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award. Determining the appropriate amount to expense in each period is based on likelihood and timing of achievement of the stated targets for performance-based awards, and requires judgment, including forecasting future financial results and market performance. The estimates are revised periodically based on the probability and timing of achieving the required performance targets, respectively, and adjustments are made as appropriate. Awards that are only subject to time-vesting provisions are amortized using the straight-line method. Awards subject to time-based vesting and performance conditions are amortized using the individual vesting tranches.

Table of Contents Glossary of Terms

Recently Issued Accounting Pronouncement
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which established ASC Topic 606. The new revenue recognition standard eliminates all industry-specific guidance and provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The amendments in this ASU will be effective for the Company beginning January 1, 2017, and may be applied retrospectively to each period presented, or as a cumulative effect adjustment as of the date of adoption. Early adoption is not permitted. Management is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have interest rate exposure arising from outstanding debt under the 2014 Agreement, 2013 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan B tranche is mitigated due to a minimum LIBOR rate of 0.75%. We manage interest rate exposure through a mix of variable rate debt, and fixed rate notes (weighted average rate of 2.5% before applicable margin). Assuming the current level of borrowings, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $10.9 million considering the effect of the minimum LIBOR rate on the first lien term loan B tranche.
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices will raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, decreased from an average of $3.922 per gallon for the year ended December 31, 2013 to an average of $3.825 per gallon for the year ended December 31, 2014. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012, together with related notes and the report of KPMG LLP, independent registered public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Annual Report.

Table of Contents Glossary of Terms

Table of Contents Glossary of Terms

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Swift Transportation Company:
We have audited the accompanying consolidated balance sheets of Swift Transportation Company and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Central Refrigerated Transportation, Inc. (Central), a wholly owned subsidiary, as of and for the year ended December 31, 2012, which statements reflect total revenues constituting 12% of the consolidated total. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Central, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swift Transportation Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Phoenix, Arizona
February 20, 2015

Table of Contents Glossary of Terms

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Central Refrigerated Transportation, Inc.

We have audited the accompanying consolidated balance sheet of Central Refrigerated Transportation, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statement of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Refrigerated Transportation, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP

Salt Lake City, Utah
February 24, 2014

Table of Contents Glossary of Terms

Swift Transportation Company and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$105,132	$59,178
Restricted cash	45,621	50,833
Restricted investments, held to maturity, amortized cost	24,510	25,814
Accounts receivable, net	478,999	418,436
Equipment sales receivable	288	368
Income tax refund receivable	18,455	23,704
Inventories and supplies	18,992	18,430
Assets held for sale	2,907	19,268
Prepaid taxes, licenses, insurance and other	51,441	63,958
Deferred income taxes	44,861	46,833
Current portion of notes receivable	9,202	7,210
Total current assets	800,408	734,032
Property and equipment, at cost:
Revenue and service equipment	2,061,835	1,942,423
Land	122,835	117,929
Facilities and improvements	268,025	248,724
Furniture and office equipment	67,740	61,396
Total property and equipment	2,520,435	2,370,472
Less: accumulated depreciation and amortization	978,305	922,665
Net property and equipment	1,542,130	1,447,807
Other assets	41,855	57,166
Intangible assets, net	299,933	316,747
Goodwill	253,256	253,256
Total assets	$2,937,582	$2,809,008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160,186	$118,014
Accrued liabilities	100,329	110,745
Current portion of claims accruals	81,251	75,469
Current portion of long-term debt	31,445	11,387
Current portion of capital lease obligations	42,902	63,669
Fair value of guarantees	—	366
Current portion of fair value of interest rate swaps	6,109	4,718
Total current liabilities	422,222	384,368
Revolving line of credit	57,000	17,000
Long-term debt, less current portion	871,615	1,138,918
Capital lease obligations, less current portion	158,104	107,846
Claims accruals, less current portion	143,693	118,582
Fair value of interest rate swaps, less current portion	—	7,050
Deferred income taxes	480,640	484,200
Securitization of accounts receivable	334,000	264,000
Other liabilities	14	3,457
Total liabilities	2,467,288	2,525,421
Commitments and contingencies (notes 13, 14 and 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 91,103,643 and 88,402,991 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	911	883
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 50,991,938 and 52,441,938 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	510	525
Additional paid-in capital	781,124	759,408
Accumulated deficit	(310,017)	(471,169)
Accumulated other comprehensive loss	(2,336)	(6,162)
Noncontrolling interest	102	102
Total stockholders’ equity	470,294	283,587
Total liabilities and stockholders’ equity	$2,937,582	$2,809,008
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

Swift Transportation Company and Subsidiaries
Consolidated Income Statements

	2014	2013	2012
	(In thousands, except per share data)
Operating revenue	$4,298,724	$4,118,195	$3,976,085
Operating expenses:
Salaries, wages and employee benefits	970,683	903,990	879,856
Operating supplies and expenses	342,073	319,023	290,472
Fuel	591,855	640,000	668,707
Purchased transportation	1,321,268	1,255,646	1,195,033
Rental expense	229,290	180,328	149,433
Insurance and claims	159,246	142,179	121,655
Depreciation and amortization of property and equipment	221,122	226,008	218,839
Amortization of intangibles	16,814	16,814	16,925
Impairments	2,308	—	3,387
Gain on disposal of property and equipment	(27,682)	(22,664)	(18,351)
Communication and utilities	29,871	25,593	26,464
Operating taxes and licenses	71,806	74,319	71,849
Total operating expenses	3,928,654	3,761,236	3,624,269
Operating income	370,070	356,959	351,816
Other (income) expenses:
Interest expense	80,064	99,534	122,049
Derivative interest expense	6,495	3,852	5,101
Interest income	(2,909)	(2,474)	(2,156)
Merger and acquisition expense	—	4,913	—
Loss on debt extinguishment	39,909	5,540	22,219
Impairments on non-operating assets	—	—	5,979
Gain on sale of real property	—	(6,876)	—
Other	(4,115)	(3,934)	(3,077)
Total other (income) expenses, net	119,444	100,555	150,115
Income before income taxes	250,626	256,404	201,701
Income tax expense	89,474	100,982	61,614
Net income	$161,152	$155,422	$140,087
Basic earnings per share	$1.14	$1.11	$1.00
Diluted earnings per share	$1.12	$1.09	$1.00
Shares used in per share calculations
Basic	141,431	140,179	139,532
Diluted	143,475	142,221	139,619
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

Swift Transportation Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	2014	2013	2012
	(In thousands)
Net income	$161,152	$155,422	$140,087
Other comprehensive income before income taxes:
Accumulated losses on derivatives reclassified to derivative interest expense	6,218	3,143	5,101
Change in fair value of interest rate swaps	—	(145)	(2,786)
Other comprehensive income before income taxes	6,218	2,998	2,315
Income tax effect of items of other comprehensive income	(2,392)	(958)	1,142
Other comprehensive income, net of taxes	3,826	2,040	3,457
Total comprehensive income	$164,978	$157,462	$143,544
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

Swift Transportation Company and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Central's Stockholder Loans Receivable, Pre-acquisition	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balances, December 31, 2011	85,935,116	$859	53,563,460	$536	$915,696	$(728,259)	$(11,659)	$102	$(22,089)	$155,186
Conversion of Class B common stock to Class A common stock	1,068,224	11	(1,068,224)	(11)						—
Grant of restricted Class A common stock	11,676				4					4
Exercise of stock options	24,427				268					268
Central non-cash exercise of stock options					210					210
Excess tax deficiency of stock options					(370)					(370)
Shares issued under employee stock purchase plan	16,221	1			133					134
Other comprehensive income, net							3,457			3,457
Non-cash equity compensation					4,886					4,886
Distribution to Central stockholders, pre-acquisition						(13,605)				(13,605)
Interest on Central stockholders' loans receivable, pre-acquisition									(53)	(53)
Net income						140,087				140,087
Balances, December 31, 2012	87,055,664	$871	52,495,236	$525	$920,827	$(601,777)	$(8,202)	$102	$(22,142)	$290,204
Exercise of stock options	1,210,184	12			12,973					12,985
Central non-cash exercise of stock options					3,415				(3,415)	—
Excess tax benefit of stock options					187					187
Grant of restricted Class A common stock	10,480				86					86
Shares issued under employee stock purchase plan	73,365				960					960
Conversion of Class B common stock to Class A common stock	53,298		(53,298)							—
Other comprehensive income, net							2,040			2,040
Non-cash equity compensation					3,670					3,670
Central acceleration of non-cash equity compensation					887					887
Issuance of Central stockholders' loan receivable, pre-acquisition									(30,000)	(30,000)
Distribution to Central stockholders, pre-acquisition						(2,499)				(2,499)
Acquisition of Central, a common control entity, net of repayment of stockholders' loans receivable at closing of acquisition					(183,597)				33,295	(150,302)
Net settlements of distribution to Central stockholders in satisfaction of stockholders' loans receivable, pre-acquisition						(22,315)			22,315	—
Interest on Central stockholders' loans receivable, pre-acquisition									(53)	(53)
Net income						155,422				155,422
Balances, December 31, 2013	88,402,991	$883	52,441,938	$525	$759,408	$(471,169)	$(6,162)	$102	$—	$283,587
Exercise of stock options	1,100,998	11			11,477					11,488
Excess tax benefit of stock options					3,730					3,730
Grant of restricted Class A common stock	98,866	1			314					315
Shares issued under employee stock purchase plan	50,788	1			1,115					1,116
Conversion of Class B common stock to Class A common stock	1,450,000	15	(1,450,000)	(15)						—
Other comprehensive income, net							3,826			3,826
Non-cash equity compensation					5,080					5,080
Net income						161,152				161,152
Balances, December 31, 2014	91,103,643	$911	50,991,938	$510	$781,124	$(310,017)	$(2,336)	$102	$—	$470,294
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

Swift Transportation Company and Subsidiaries
Consolidated Statements of Cash Flows

	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$161,152	$155,422	$140,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	237,936	242,822	235,764
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	10,407	7,247	10,645
Gain on disposal of property and equipment, less write-off of totaled tractors	(23,236)	(21,574)	(16,674)
Gain on sale of real property	(3,018)	(6,876)	—
Impairments	2,308	—	9,366
Equity losses of investee	—	537	1,007
Deferred income taxes	(3,980)	102,290	45,753
Provision for losses on accounts receivable	2,844	1,370	977
Non-cash loss on debt extinguishment and write-offs of deferred financing costs and original issue discount	11,994	5,540	22,219
Non-cash equity compensation	5,396	4,645	4,890
Income effect of mark-to-market adjustment of interest rate swaps	(155)	805	—
Interest on Central stockholders' loan receivable, pre-acquisition	—	(53)	(53)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(63,407)	(16,613)	(17,534)
Inventories and supplies	(562)	(912)	1,484
Prepaid expenses and other current assets	17,802	(12,013)	(1,643)
Other assets	14,745	6,296	3,879
Accounts payable, accrued and other liabilities	25,555	4,571	6,951
Net cash provided by operating activities	395,781	473,504	447,118
Cash flows from investing activities:
Decrease in restricted cash	5,212	845	20,046
Change in restricted investments	862	(3,539)	(22,275)
Funding of note receivable	—	—	(7,500)
Proceeds from sale of property and equipment	133,020	119,158	142,684
Capital expenditures	(305,966)	(318,271)	(314,142)
Payments received on notes receivable	5,481	3,868	5,948
Expenditures on assets held for sale	(4,053)	(18,415)	(12,040)
Payments received on assets held for sale	25,326	53,486	12,778
Payments received on equipment sale receivables	368	1,450	5,642
Acquisition of Central, net of debt repayment	—	(150,302)	—
Other investing activities	—	—	(270)
Net cash used in investing activities	(139,750)	(311,720)	(169,129)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(1,224,628)	(236,388)	(311,935)
Proceeds from long-term debt	900,000	26,267	11,304
Payment of deferred loan costs	(11,783)	(2,183)	(9,023)
Net borrowings on revolving line of credit	40,000	14,469	(6,506)
Borrowings under accounts receivable securitization	119,000	184,000	255,000
Repayment of accounts receivable securitization	(49,000)	(124,000)	(231,000)
Issuance of Central stockholders' loan receivable, pre-acquisition	—	(30,000)	—
Distribution to Central stockholders, pre-acquisition	—	(2,499)	(13,605)
Proceeds from exercise of stock options and issuance of employee stock purchase plan shares	12,604	13,945	401
Income tax benefit (deficiency) from exercise of stock options	3,730	187	(370)
Other financing activities	—	—	(743)
Net cash used in financing activities	(210,077)	(156,202)	(306,477)
Net increase (decrease) in cash and cash equivalents	45,954	5,582	(28,488)
Cash and cash equivalents at beginning of period	59,178	53,596	82,084
Cash and cash equivalents at end of period	$105,132	$59,178	$53,596
 See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

Swift Transportation Company and Subsidiaries
Consolidated Statements of Cash Flows — (continued)

	2014	2013	2012
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$89,341	$103,238	$121,940
Income taxes	82,776	20,625	22,410
Non-cash investing activities:
Equipment purchase accrual	$35,831	$7,710	$14,361
Notes receivable from sale of assets	5,431	8,089	7,784
Equipment sales receivables	288	1,252	705
Non-cash financing activities:
Capital lease additions	$101,581	$85,094	$38,453
Accrued deferred loan costs	177	—	—
Insurance premium and software notes payable	37	9,189	7,694
Notes payable from purchase of revenue equipment	—	—	3,775
Non-cash distribution to Central stockholders in satisfaction of stockholders' loans receivable, pre-acquisition	—	22,315	—
Non-cash exercise of Central stock options in exchange for stockholders' loans receivable, pre-acquisition	—	3,415	—
Cancellation of Central stockholders' loans receivable at closing of acquisition	—	33,295	—
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

Swift Transportation Company and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 — Description of Business and Basis of Presentation

Certain acronyms and terms used throughout this Annual Report on Form 10-K are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document. Definitions for these acronyms and terms are provided in the "Glossary of Terms," available in the front of this document.
Description of Business
Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. As of December 31, 2014, the Company's fleet of revenue equipment included 18,836 tractors (comprised of 13,882 company tractors and 4,954 owner-operator tractors), 61,652 trailers and 9,150 intermodal containers. The Company’s four reportable segments are Truckload, Dedicated, Central Refrigerated and Intermodal.
Basis of Presentation
General — The accompanying consolidated financial statements include the accounts of Swift Transportation Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. In management's opinion, the accompanying financial statements were prepared in accordance with principles generally accepted in the United States and include all adjustments necessary for the fair presentation of the periods presented.
Central Acquisition — On August 6, 2013, the Company entered into an SPA with the stockholders of Central, pursuant to which the Company acquired all of the outstanding capital stock of Central for aggregate consideration of approximately $225.0 million. The Company paid approximately $189.0 million in cash to the stockholders of Central and assumed approximately $36.0 million of capital lease obligations and other debt. Cash consideration was primarily funded from borrowings on the Company's then-existing credit facilities, including $85.0 million from the Company's revolving line of credit and $100.0 million from the Company's accounts receivable securitization facility. Pursuant to the SPA, within 90 days after the closing date, the Company prepared a final closing statement setting forth the final estimate of the purchase price. As a result of this process and calculation, the purchase price was increased by $2.4 million.
At closing, a portion of the purchase price was placed in escrow to secure payment of any post-closing adjustments to the purchase price and to secure the seller’s indemnification obligations to the Company. Jerry Moyes, Swift's Chief Executive Officer and controlling stockholder, also contributed into escrow 1,131,862 shares of Swift Class B common stock to further secure such indemnification obligations.
Mr. Moyes was the majority stockholder of Central prior to the Central Acquisition. Given Mr. Moyes’ interests in the temperature-controlled truckload industry, our board of directors established a special committee comprised solely of independent and disinterested directors in May of 2011 to evaluate Swift’s expansion of its temperature-controlled operations. The special committee evaluated alternative business opportunities, including organic growth and various acquisition targets, and negotiated the transaction contemplated by the SPA, with the assistance of its independent financial advisors. Upon the unanimous recommendation of the special committee, the Central Acquisition was approved by the board of directors (with Mr. Moyes not participating in the vote).
Given Mr. Moyes' controlling interest in both Swift and Central, the Central Acquisition was accounted for using the guidance for transactions between entities under common control as described in ASC Topic 805, Business Combinations. In accordance with ASC Topic 805-30, the Company has recognized the assets and liabilities of Central at their carrying amounts at the date of transfer. As a result, the financial statements of the Company have been recast to reflect the accounts of Central as if it had been consolidated for all previous periods presented.
The following financial information as of, and for the year ended, December 31, 2012 has been recast to reflect the accounts of Central as if it was consolidated as of January 1, 2012 (in thousands, except per share data):

	December 31, 2012
	Swift	Central	Intercompany
	Transportation	Refrigerated	Elimination
	Company	Transportation Inc.	Entries	Total
Total current assets	$674,537	$68,211	$(657)	$742,091
Total assets	2,632,178	160,560	(757)	2,791,981
Total current liabilities	323,293	60,813	(657)	383,449
Total liabilities	2,402,067	100,367	(657)	2,501,777
Total stockholders' equity	230,111	60,193	(100)	290,204

Table of Contents Glossary of Terms

	2012
	Swift	Central	Intercompany
	Transportation	Refrigerated	Elimination
	Company	Transportation Inc.	Entries	Total
Operating revenue	$3,493,182	$484,657	$(1,754)	$3,976,085
Operating income	322,046	29,770	—	351,816
Net income	114,589	25,498	—	140,087

Basic earnings per share (1)	$0.82	$0.18	$—	$1.00
Diluted earnings per share (1)	0.82	0.18	—	1.00

Net cash provided by operating activities	$406,556	$40,562	$—	$447,118
Net cash (used in) provided by investing activities	(172,499)	3,370	—	(169,129)
Net cash used in financing activities	(262,545)	(43,932)	—	(306,477)
____________

(1)	Represents Central's pro-forma basic and diluted earnings per share based on Swift's diluted weighted average share count for the applicable period.
Note 2 — Summary of Significant Accounting Policies

Use of Estimates — The preparation of the consolidated financial statements, in accordance with US-GAAP, requires management to make estimates and assumptions about future events that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates and periodically adjusts its estimates and assumptions, based on historical experience, the impact of the current economic environment, and other key factors. Volatile energy markets, as well as changes in consumer spending have increased the inherent uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Significant items subject to such estimates and assumptions include:

•	carrying amount of property and equipment, intangibles and goodwill;

•	valuation allowances for receivables, inventories and deferred income tax assets;

•	valuation of financial instruments;

•	calculation of share-based compensation;

•	estimates of claims accruals; and

•	contingent obligations.
Segments — The Company uses the “management approach” to determine its reportable segments, as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that management uses to make operating decisions. The chief operating decision makers use operating revenues, operating expense categories, operating ratios, operating income and key operating statistics to evaluate performance and allocate resources to the Company’s operations.
Operating income is the measure of segment profit or loss management uses to evaluate segment performance and allocate resources, which is consistent with US-GAAP for segment reporting. It is the Company’s measure of segment performance. Operating income should not be viewed as a substitute for US-GAAP net income (loss). Management believes the presentation of operating income enhances the understanding of the Company's performance by highlighting the results of operations and the underlying profitability drivers of the business segments. Operating income is defined as operating revenues less operating expenses, before tax.
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
Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.
Restricted Cash — The Company’s wholly-owned captive insurance companies, Red Rock and Mohave, maintain certain operating bank accounts, working trust accounts and investment accounts. The cash and short-term investments within the accounts are

Table of Contents Glossary of Terms

restricted by insurance regulations to fund the insurance claim losses to be paid by the captive insurance companies. Therefore, these cash and short-term investments are classified as restricted cash in the consolidated balance sheets.
Restricted Investments — The Company accounts for its investments in accordance with ASC Topic 320, Investments - Debt and Equity Securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates the determination on a quarterly basis. As of December 31, 2014, all of the Company’s investments in fixed-maturity securities were classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost. The amortized cost of debt securities is adjusted using the effective interest rate method for amortization of premiums and accretion of discounts. Amortization and accretion is reported in other (income) expenses in the Company’s consolidated income statements.
Management periodically evaluates restricted investments for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. Management accounts for other-than-temporary impairments of debt securities using the provisions of Topic 320, Investments – Debt and Equity Securities, related to the recognition of other-than-temporary impairments of debt securities. This guidance requires the Company to evaluate whether it intends to sell an impaired debt security or whether it is more likely than not that it will be required to sell an impaired debt security before recovery of the amortized cost basis. If either of these criteria are met, an impairment equal to the difference between the debt security’s amortized cost and its estimated fair value is recognized in earnings. For impaired debt securities that do not meet these criteria, the Company determines if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security’s amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of AOCI.
Inventories and Supplies — Inventories and supplies consist primarily of spare parts, tires, fuel and supplies and are stated at lower of cost or market. Cost is determined using the first-in, first-out method.
Property and Equipment — Property and equipment are stated at cost. Costs to construct significant assets include capitalized interest incurred during the construction and development period. Expenditures for replacements and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation on property and equipment is calculated on a straight-line basis over the estimated useful lives of 5 to 40 years for facilities and improvements, 3 to 20 years for revenue and service equipment and 3 to 5 years for furniture and office equipment. Net gains on the disposal of property and equipment are presented in the consolidated income statements within operating income.
Tires on revenue equipment purchased are capitalized as a component of the related equipment cost when the vehicle is placed in service and depreciated over the life of the vehicle. Replacement tires are classified as inventory and expensed when placed in service.
Management evaluates its property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topic 360, Property, Plant and Equipment. When such events or changes in circumstances occur, management performs a recoverability test that compares the carrying amount with the projected undiscounted cash flows from the use and eventual disposition of the asset or asset group. An impairment is recorded for any excess of the carrying amount over the estimated fair value, which is generally determined using discounted future cash flows. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
Intangible Assets other than Goodwill — The Company’s intangible assets other than goodwill primarily consist of acquired customer relationships and trade names. Amortization of acquired customer relationships is calculated on the 150% declining balance method over the estimated useful life of 15 years. The customer relationship contributed to the Company at May 9, 2007 is amortized over 15 years on a straight-line basis. The trade name has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value.
Management reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with ASC Topic 350, Intangibles-Goodwill and Other. When such events or changes in circumstances occur, management performs a recoverability test that compares the carrying amount with the projected undiscounted cash flows from the use and eventual disposition of the asset or asset group. An impairment is recorded for any excess of the carrying amount over the estimated fair value, which is generally determined using discounted future cash flows.
Goodwill — Management evaluates goodwill on an annual basis as of November 30th, or more frequently if indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. Management estimates the fair values of its reporting units using a combination of the income and market approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, then management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying

Table of Contents Glossary of Terms

value of that goodwill. Any amount by which the carrying value of the goodwill exceeds its implied fair value is recognized as an impairment loss. Refer to Note 24 for discussion of the results of the Company's annual evaluation as of November 30, 2014.
Claims Accruals — The Company is self-insured for a portion of its auto liability, workers’ compensation, property damage, cargo damage, and employee medical expense risk. This self-insurance results from buying insurance coverage that applies in excess of a retained portion of risk for each respective line of coverage. The Company accrues for the cost of the uninsured portion of pending claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical claims development trends. The actual cost to settle our self-insured claim liabilities may differ from our reserve estimates due to legal costs, claims that have been incurred but not reported and various other uncertainties, including the inherent difficulty in estimating the severity of the claims and the potential judgment or settlement amount to dispose of the claim.
Fair Value Measurements — See Note 22 for accounting policies and financial information relating to fair value measurements.
Revenue Recognition — The Company recognizes operating revenues and the related direct costs of such revenue as of the date the freight is delivered, in accordance with ASC Topic 605-20-25-13, Services for Freight-in-Transit at the End of a Reporting Period.
The Company recognizes operating lease revenue from leasing tractors and related equipment to owner-operators. Operating lease revenue from rental operations is recognized as earned, which is straight-lined per the rent schedules in the lease agreements. Losses from lease defaults are recognized as offsets to revenue in the amount of earned, but not collected revenue.
Stock-based Compensation — The Company accounts for stock-based compensation expense using the modified prospective method under ASC Topic 718, Compensation - Stock Compensation. ASC Topic 718 requires that all share-based payments to employees and non-employee directors, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award. The Company calculates the number of awards expected to vest as awards granted, less expected forfeitures over the life of the award (estimated at grant date). Compensation expense is recorded based on amortization of the grant-date fair value over a graded vesting period. Unless a material deviation from the assumed forfeiture rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable. See Note 17 for additional information relating to the Company’s stock compensation plan.
Income Taxes — Management accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carryforwards, as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.
A valuation allowance is provided against deferred tax assets if the Company determines it is more likely than not that such assets will not ultimately be realized.
The Company does not recognize a tax benefit for uncertain tax positions unless it concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in the management's judgment, is greater than 50% likely to be realized. The Company records interest and penalties related to unrecognized tax positions in income tax expense.
Derivative Instruments — All financial derivative instruments are recorded on our consolidated balance sheets at estimated fair value. Derivatives not designated as hedges are adjusted to fair value through the Company’s consolidated income statements. Depending on the nature of a derivative that is designated as a hedge, effective changes in its fair value either offset the change in fair value of the hedged assets, liabilities or firm commitments through the Company’s consolidated income statements, or are recorded in AOCI until the hedged item is recorded in the Company’s consolidated income statements. Any portion of a change in a derivative's estimated fair value that is considered to be ineffective, or is excluded from the measurement of effectiveness, is recorded immediately in income.
Note 3 — Recently Issued Accounting Pronouncement

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which established ASC Topic 606. The new revenue recognition standard eliminates all industry-specific guidance and provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The amendments in this ASU will be effective for the Company beginning January 1, 2017, and may be applied retrospectively to each period presented, or as a cumulative effect adjustment as of the date of adoption. Early adoption is not permitted. Management is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Table of Contents Glossary of Terms

Note 4 — Restricted Investments

These investments will be used to pay insurance claim losses incurred by the Company’s captive insurance companies, Red Rock and Mohave, and are restricted by insurance regulations.
The following table presents the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s restricted investments (in thousands):

	December 31, 2014
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
United States corporate securities	$20,892	$2	$(10)	$20,884
Foreign corporate securities	1,503	—	—	1,503
Negotiable certificate of deposits	2,115	—	—	2,115
Total restricted investments	$24,510	$2	$(10)	$24,502

	December 31, 2013
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
United States corporate securities	$20,197	$2	$(7)	$20,192
Foreign corporate securities	3,502	—	—	3,502
Negotiable certificate of deposits	2,115	—	(1)	2,114
Total restricted investments	$25,814	$2	$(8)	$25,808
As of December 31, 2014, the contractual maturities of the restricted investments were one year or less. There were 24 securities and 15 securities that were in an unrealized loss position for less than twelve months as of December 31, 2014 and 2013, respectively. The Company did not recognize any impairment losses for the years ended December 31, 2014 or 2013.
Note 5 — Accounts Receivable, net

Accounts receivable balances were as follows (in thousands):

	December 31,
	2014	2013
Trade customers	$457,823	$392,233
Equipment manufacturers	7,725	6,102
Other	23,375	27,605
Total accounts receivable	488,923	425,940
Less: Allowance for doubtful accounts	(9,924)	(7,504)
Accounts receivable, net	$478,999	$418,436
The following schedule presents the rollforward of the allowance for doubtful accounts (in thousands):

	December 31,
	2014	2013	2012
Beginning balance	$7,504	$7,432	$6,617
Provision	2,844	1,370	977
Recoveries	89	35	103
Write-offs	(513)	(1,333)	(265)
Ending balance	$9,924	$7,504	$7,432
See Note 11 for a discussion of the Company’s accounts receivable securitization program and the related accounting treatment.

Table of Contents Glossary of Terms

Note 6 — Assets Held for Sale

Assets held for sale balances were (in thousands):

	December 31,
	2014	2013
Land and facilities	$288	$14,627
Revenue equipment	2,619	4,641
Assets held for sale	$2,907	$19,268
As of December 31, 2014 and 2013, assets held for sale are carried at the lower of depreciated cost or estimated fair value, less expected selling costs when the required criteria, as defined by ASC Topic 360, Property, Plant and Equipment, are satisfied. Depreciation ceases on the date that the held for sale criteria are met. The Company expects to sell these assets within the next 12 months. The Company did not recognize any impairment losses for the years ended December 31, 2014, 2013 or 2012.
During the year ended December 31, 2014, the Company sold five operating properties classified as held for sale with a carrying value of $14.5 million. As a result, the Company recognized $3.0 million in (pre-tax) gain on disposal of property and equipment in the consolidated income statements.
During the year ended December 31, 2013, the Company sold three non-operating properties classified as held for sale with a carrying value of $25.6 million. As a result the Company recognized $6.9 million in (pre-tax) gain on sale of real property in the consolidated income statements. Additionally, management identified facilities in Utah, Oregon, California and Georgia with a carrying value of $14.1 million as assets held for sale as of December 31, 2013.
Note 7 — Equity Investment and Note Receivable - Swift Power Services, LLC

In February 2012, the Company contributed approximately $0.5 million to SPS in return for 49.95% ownership interest. SPS was formed in 2012 for the purpose of acquiring the assets and business of three trucking companies engaged in bulk transporting of water, oil, liquids and pipe to various oil companies drilling in the Bakken shale in northwestern North Dakota. The Company accounts for its interest in SPS using the equity method.
Additionally, in February 2012, the Company loaned $7.5 million to SPS pursuant to a secured promissory note, which is secured by substantially all of the assets of SPS. SPS failed to make its first scheduled principal payment and quarterly interest payment to the Company on December 31, 2012, which resulted in a $6.0 million pre-tax impairment charge in the fourth quarter of 2012. As a result, this note has been placed on nonaccrual status since December 31, 2012. During the years ended December 31, 2014, 2013 and 2012, the Company recorded equity losses of $0.0 million, $0.3 million and $1.0 million, respectively, in other expense in the Company’s consolidated income statements related to its note receivable and investment in SPS, respectively. As a result of the accumulated equity losses and the impairment recorded during the year ended December 31, 2012, the net carrying value of the investment in SPS is zero as of December 31, 2014 and 2013, and the net carrying value of the note receivable is zero as of December 31, 2014 and 2013, respectively.
Note 8 — Notes Receivable

Notes receivable are included in "Current portion of notes receivable" and "Other assets" in the consolidated balance sheets and were comprised of (in thousands):

	December 31,
	2014	2013
Notes receivable due from owner-operators, with interest rates at 15%, secured by revenue equipment. Terms range from several months to three years	$13,642	$13,264
Other	1,933	2,361
Total notes receivable	15,575	15,625
Less: current portion	(9,202)	(7,210)
Long-term notes receivable	$6,373	$8,415

Table of Contents Glossary of Terms

Note 9 — Accrued Liabilities

The following table presents the composition of accrued liabilities (in thousands):

	December 31,
	2014	2013
Employee compensation	$50,398	$56,427
Owner-operator lease purchase reserve	10,418	10,335
Income tax accrual	3,541	4,785
Accrued owner-operator expenses	6,507	6,866
Deferred revenue	1,504	484
Fuel and property taxes	3,812	5,241
Accrued interest expense	4,216	11,328
Other	19,933	15,279
Accrued liabilities	$100,329	$110,745
Note 10 — Claims Accruals

Claims accruals represent accruals for the uninsured portion of outstanding claims at year end. The current portion reflects the amount of claims expected to be paid in the following year. The Company’s insurance program for workers’ compensation, group medical liability, auto and collision liability, physical damage and cargo damage involves self-insurance with varying risk retention levels.
Claims accruals were comprised of the following (in thousands):

	December 31,
	2014	2013
Auto and collision liability	$112,548	$102,462
Workers’ compensation liability	82,439	70,145
Owner-operator claims liability	13,233	8,610
Group medical liability	12,064	9,946
Cargo damage liability	4,660	2,888
Claims accrual	224,944	194,051
Less: current portion	(81,251)	(75,469)
Long-term claim accruals	$143,693	$118,582
Note 11 — Accounts Receivable Securitization

In June 2013, SRCII entered into the 2013 RSA with unrelated financial entities (the "Purchasers") to replace the Company's prior 2011 RSA, and to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. Pursuant to the 2013 RSA, the Company’s receivable originator subsidiaries sell all of their eligible accounts receivable to SRCII, which in turn sells a variable percentage ownership interest in its accounts receivable to the Purchasers. The 2013 RSA is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the Purchasers in the facility and are unavailable to satisfy claims of the Company and its subsidiaries. As discussed in Note 1, the Company borrowed $100.0 million under the 2013 RSA to fund a portion of the cash consideration paid for the Central Acquisition.
The following table summarizes the key differences between the current and previous securitization programs (dollar amounts in thousands):

	2013 RSA	2011 RSA
Effective	June 2013	June 2011
Borrowing capacity (1)	$375,000	$275,000
Final maturity date	July 13, 2016	June 8, 2014
Unused commitment fee rate	35 basis points	40 basis points
Program fees on outstanding balances	commercial paper rates + 95 basis points	commercial paper rates + 125 basis points

Table of Contents Glossary of Terms

____________

(1) On September 26, 2014, the Company exercised an accordion option, increasing borrowing capacity on the 2013 RSA from $325.0 million to $375.0 million.
The facility qualifies for treatment as a secured borrowing under ASC Topic 860, Transfers and Servicing. As such, outstanding amounts are classified as liabilities on the Company’s consolidated balance sheets. Ending balances related to the 2013 RSA were as follows (in thousands):

	December 31,
	2014	2013
Total available borrowing base	$360,700	$300,800
Less: Outstanding balance	(334,000)	(264,000)
Available balance	$26,700	$36,800
As of December 31, 2014 and December 31, 2013, interest accrues on the aggregate principal balance at a rate of 0.8% and 1.1%, respectively. Program fees and unused commitment fees are recorded in interest expense in the Company's consolidated income statements. The Company incurred program fees of $3.5 million, $3.1 million and $3.3 million, during the years ended December 31, 2014, 2013 and 2012, respectively.
Note 12 — Debt and Financing

Other than the Company’s accounts receivable securitization as discussed in Note 11 and its outstanding capital lease obligations as discussed in Note 13, the Company's long-term debt consisted of the following (in thousands):

	December 31,
	2014	2013
2014 Agreement: Term Loan A, due June 2019	$500,000	$—
2014 Agreement: Term Loan B, due June 2021, net of $920 OID as of December 31, 2014	396,080	—
2013 Agreement: Term Loan B-1 tranche, due December 2016	—	229,000
2013 Agreement: Term Loan B-2 tranche, due December 2017	—	410,000
Senior Notes, due November 15, 2018, net of $6,175 OID as of December 31, 2013	—	493,825
Other	6,980	17,480
Long-term debt	903,060	1,150,305
Less: current portion	(31,445)	(11,387)
Noncurrent portion of long term debt	$871,615	$1,138,918
Revolving line of credit (1)	$57,000	$17,000
Long-term debt, including revolving line of credit	$960,060	$1,167,305
____________

(1)
In addition to borrowings, the Company also had outstanding letters of credit of $100.3 million under the $450.0 million Revolver at December 31, 2014 and $108.5 million under the $400.0 million Revolver at December 31, 2013, primarily related to workers' compensation and self-insurance liabilities.

Credit Agreements
The Company entered into the 2014 Agreement on June 9, 2014, which included a delayed-draw first lien Term Loan A tranche, a first lien Term Loan B tranche, and a revolving credit line. The 2014 Agreement replaced the then-existing revolving credit line, as well as the first lien term loan B-1 and B-2 tranches of the 2013 Agreement, which had outstanding principal balances at closing of $229.0 million and $371.0 million, respectively. Upon closing, the Company drew $164.0 million on the Revolver and $50.0 million on the Term Loan A. The Company subsequently drew the remaining $450.0 million available on the Term Loan A to facilitate redemption of the Senior Notes in November 2014.
The Revolver and Term Loan A of the 2014 Agreement contain certain financial covenants with respect to a maximum leverage ratio and a minimum consolidated interest coverage ratio. The 2014 Agreement removed any financial covenants related to the term loan B tranche. Further, the 2014 Agreement removed the maximum capital expenditures covenant and also provides for improved flexibility regarding the use of proceeds from asset sales, payment of dividends, stock buybacks, and equipment financing. In addition to the financial covenants, the 2014 Agreement includes customary events of default, including a change in control default and certain affirmative and negative covenants, including, but not limited to, restrictions, subject to certain exceptions, on incremental indebtedness, asset sales, certain restricted payments (including dividends), certain incremental investments or advances, transactions with affiliates, engaging in additional business activities, and prepayments of certain other indebtedness.

Table of Contents Glossary of Terms

The credit facility is secured by substantially all of the assets of the Company and is guaranteed by Swift Transportation Company, IEL, Central Refrigerated Transportation, LLC and its subsidiaries, Swift Transportation Co. and its domestic subsidiaries other than its captive insurance subsidiaries, driver academy subsidiary, and its bankruptcy-remote special purpose subsidiary.
The following tables present the key terms of the current and previous credit agreements (dollars in thousands):

2014 Agreement	Term Loan A	Term Loan B	Revolver
Maximum borrowing capacity	$500,000	$400,000	$450,000
Final maturity date	June 9, 2019	June 9, 2021	June 9, 2019
Interest rate base	LIBOR	LIBOR	LIBOR
LIBOR floor	—%	0.75%	—%
Interest rate minimum margin (1)	1.50%	3.00%	1.50%
Interest rate maximum margin (1)	2.25%	3.00%	2.25%
Minimum principal payment - amount (2)	$5,625	$1,000	$—
Minimum principal payment - frequency	Quarterly	Quarterly	Once
Minimum principal payment - commencement date (2)	March 31, 2015	June 30, 2014	June 30, 2019
____________

(1)
Interest rate margins on the Term Loan A and Revolver are based on the Company's consolidated leverage ratio. Additionally, after December 31, 2014, interest rate margins on the Term Loan B will be determined by the Company's consolidated leverage ratio, and will range from 2.75% to 3.00%. As of December 31, 2014, interest accrues at 2.16% and 3.75% on the Term Loan A and Term Loan B, respectively.

The commitment fee for the unused portion of the Revolver is also based on the Company's consolidated leverage ratio, and ranges from 0.25% to 0.35%. As of December 31, 2014, commitment fees on the unused portion of the Revolver accrue at 0.30% and letter of credit fees accrue at 2.00%.

(2)	Commencing in March 2017, the minimum principal payment amount on the Term Loan A is $11.3 million.

2013 Agreement	Term Loan B-1	Term Loan B-2	Revolver
Maximum borrowing capacity	$350,000	$410,000	$400,000
Final maturity date	December 21, 2016	December 21, 2017	September 21, 2016
Interest rate base	LIBOR	LIBOR	LIBOR
LIBOR floor	—%	1.00%	—%
Interest rate minimum margin (1)	2.75%	3.00%	3.00%
Interest rate maximum margin (1)	2.75%	3.00%	3.25%
____________

(1)
As of December 31, 2013, interest accrued at 2.92% and 4.00% on the Company’s first lien term loan B-1 and B-2 tranches, respectively. The commitment fee for the unused portion of the $400.0 million revolving credit facility ranged from 0.25% to 0.50%, depending on the Company’s consolidated leverage ratio.

Senior Notes
In November 2014, the Company redeemed, in full, the remaining $428.1 million face value of its Senior Notes. This was primarily funded with the proceeds from the Company’s Term Loan A. The Company paid 105.0% of face value, plus accrued and unpaid interest, to call the Senior Notes. While the redeemed Senior Notes incurred interest at 10.0%, the source of funds from the Term Loan A incurs interest at LIBOR plus applicable margin of 1.50% to 2.25%. The November 2014 redemption followed a series of open market purchases that occurred in the first nine months of 2014, in which the Company used cash on hand to repurchase $71.9 million in principal of the Senior Notes. Including the November 2014 redemption, the Company repurchased the entire $500.0 million in principal of the Senior Notes during 2014, at an average price of 105.58% of face value. These transactions significantly reduced Swift’s average cost of debt, as compared to the beginning of the year.
Payment of principal and interest on the Senior Notes was previously guaranteed by certain of the Company’s 100% owned domestic subsidiaries. Pursuant to the terms of the indenture governing the Senior Notes, the guarantees were subject to release at which time the subsidiaries no longer had indebtedness that would have required a guarantee. Thus, the Company's redemption of the Senior Notes on November 15, 2014, released the related guarantee.

Table of Contents Glossary of Terms

Central Debt
As discussed in Note 1, the Company completed the Central Acquisition on August 6, 2013. As of December 31, 2014, and December 31, 2013, Central had outstanding principal balances of $1.2 million and $2.2 million, respectively, for various notes payable to finance companies secured by revenue equipment with due dates through May 2015. Additionally, at the closing of the Central Acquisition, the Company repaid a Central note payable to a bank secured by real estate with a due date of March 2016 including outstanding principal and accrued interest of $3.4 million.
Central Credit Facilities
On March 8, 2013, Central entered into a credit agreement ("Central 2013 Agreement") to replace its then existing Central 2011 Agreement. The Central 2013 Agreement included a $50.0 million revolving line of credit, subject to certain limits. The agreement also provided a $16.0 million term loan, which included quarterly principal payments with a balloon payment of 30.0%. The term loan accrued interest at the same rates as the revolving line of credit. As discussed in Note 1, in conjunction with the Central Acquisition on August 6, 2013, the Company repaid the outstanding principal, unpaid interest and bank fees associated with Central's revolving line of credit and term loan under the Central 2013 Agreement for aggregate payments of $38.0 million.
Deferred Loan Costs and Loss on Debt Extinguishment
Deferred loan costs of $10.4 million at December 31, 2014 and $8.9 million at December 31, 2013 were recorded in "Other assets" in the consolidated balance sheets.
For the year ended December 31, 2014, the $39.9 million loss on debt extinguishment related to the Company's redemption of its Senior Notes and the replacement of the 2013 Agreement with the 2014 Agreement. For the year ended December 31, 2013, the $5.5 million loss on debt extinguishment related to the Company's replacement of the 2012 Agreement with the 2013 Agreement. For the year ended December 31, 2012, the $22.2 million loss on debt extinguishment primarily related to the Company's replacement of its then-existing first lien term loan with the 2012 Agreement, as well as the call of its remaining 12.50% fixed rate notes, due 2017.
Note 13 — Leases

Capital and Operating Leases (as Lessee)
The Company finances a portion of its revenue equipment under capital and operating leases and certain terminals under operating leases.
Capital — The Company’s capital leases are typically structured with ending balloon payments equal to the residual value the Company is contracted to receive from equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term. Certain leases contain renewal or fixed price purchase options. The present value of obligations under capital leases is included under "Current portion of capital lease obligations" and "Capital lease obligations, less current portion" in the consolidated balance sheets. As of December 31, 2014, the leases were collateralized by revenue equipment with a cost of $270.6 million and accumulated amortization of $68.0 million. As of December 31, 2013, the leases were collateralized by revenue equipment with a cost of $325.2 million and accumulated amortization of $89.0 million. Amortization of the equipment under capital leases is included in depreciation and amortization expense in the Company’s consolidated income statements.
Operating — The revenue equipment leases generally include a purchase option exercisable at the completion of the lease. The Company guarantees certain residual values under its operating lease agreements for revenue equipment. At the termination of these operating leases, the Company would be responsible for the excess, if any, of the guarantee amount above the fair market value of the equipment. As of December 31, 2014, the Company had no liability for the estimated fair value of guarantees. As of December 31, 2013, the liability for the estimated fair value of guarantees was $0.4 million.

Table of Contents Glossary of Terms

Rent expense related to operating leases was $229.3 million, $175.2 million and $144.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.
As of December 31, 2014, annual future minimum lease commitments for all noncancelable leases were (in thousands):

	Operating	Capital
2015	$210,774	$48,518
2016	157,050	48,863
2017	104,741	50,544
2018	55,674	25,812
2019	19,634	5,400
Thereafter	43,086	38,908
Total minimum lease payments	$590,959	$218,045
Less: amounts representing interest		(17,039)
Present value of minimum lease payments		201,006
Less: current portion		(42,902)
Capital lease obligations, long-term		$158,104
Operating Leases (as Lessor)
The Company’s wholly-owned financing subsidiaries lease revenue equipment to the Company’s owner-operators under operating leases. Annual future minimum lease payments receivable under operating leases for the periods noted below were (in thousands):

2015	$132,007
2016	93,370
2017	60,269
2018	18,844
2019	—
Thereafter	—
Total	$304,490
Lease classification is determined based on minimum rental payments per the agreement, including residual value guarantees, as well as receivables due to the Company upon default or cross-default. When owner-operators default on their leases, the Company typically re-leases the equipment to other owner-operators. As such, future lease payments reflect original leases and re-leases.
Note 14 — Purchase Commitments

As of December 31, 2014, the Company had commitments outstanding to acquire revenue equipment in 2015 for approximately $791.3 million and in 2016-2017 for approximately $379.6 million. The Company generally has the option to cancel tractor purchase orders with 60 days to 90 days notice prior to the scheduled production, although the notice period has lapsed for approximately 13.0% of the tractor commitments outstanding as of December 31, 2014. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.
As of December 31, 2014, the Company had outstanding purchase commitments of approximately $3.2 million for facilities and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
Note 15 — Contingencies

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

Table of Contents Glossary of Terms

that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.
Arizona Owner-operator Class Action Litigation
On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly situated persons against Swift Transportation: Garza v. Swift Transportation Co., Inc., Case No. CV7-472 ("the Garza Complaint"). The putative class originally involved certain owner-operators who contracted with the Company under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that the Company should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied plaintiff’s petition for class certification, the plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14, 2008, the Company filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted the Company’s petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, the plaintiff renewed the motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. Upon certification, the Company filed a motion to compel arbitration, as well as filing numerous motions in the trial court urging dismissal on several other grounds including, but not limited to the lack of an employee as a class representative, and because the named owner-operator class representative only contracted with the Company for a three-month period under a one-year contract that no longer exists. In addition to these trial court motions, the Company also filed a petition for special action with the Arizona Court of Appeals arguing that the trial court erred in certifying the class because the trial court relied upon the Court of Appeals ruling that was previously overturned by the Arizona Supreme Court. On April 7, 2011, the Arizona Court of Appeals declined jurisdiction to hear this petition for special action and the Company filed a petition for review to the Arizona Supreme Court. On August 31, 2011, the Arizona Supreme Court declined to review the decision of the Arizona Court of Appeals. In April 2012, the trial court issued the following rulings with respect to certain motions filed by Swift: (1) denied Swift’s motion to compel arbitration; (2) denied Swift’s request to decertify the class; (3) granted Swift’s motion that there is no breach of contract; and (4) granted Swift’s motion to limit class size based on statute of limitations. On November 13, 2014, the court denied plaintiff's motion to add new class representatives for the employee class and therefore the employee class remains without a plaintiff class representative. Swift has two motions for summary judgment pending before the court: 1) to dismiss any claims related to the employee class since there is no class representative; and 2) to dismiss plaintiff's claim of breach of a duty of good faith and fair dealing. The Company intends to continue to pursue all available appellate relief supported by the record, which the Company believes demonstrates that the class is improperly certified and, further, that the claims raised have no merit. The Company retains all of its defenses against liability and damages. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
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

Table of Contents Glossary of Terms

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
California Wage, Meal and Rest Employee Class Actions
On March 22, 2010, a class action lawsuit was filed by John Burnell, individually and on behalf of all other similarly situated persons against Swift Transportation: John Burnell and all others similarly situated v. Swift Transportation Co., Inc., Case No. CIVDS 1004377 filed in the Superior Court of the State of California, for the County of San Bernardino ("the Burnell Complaint"). On September 3, 2010, upon motion by Swift, the matter was removed to the United States District Court for the Central District of California, Case No. EDCV10-809-VAP. The putative class includes drivers who worked for Swift during the four years preceding the date of filing alleging that Swift failed to pay the California minimum wage, failed to provide proper meal and rest periods and failed to timely pay wages upon separation from employment. The Burnell Complaint was subject to a stay of proceedings pending determination of similar issues in a case unrelated to Swift, Brinker v. Hohnbaum, which was then pending before the California Supreme Court. A ruling was entered in the Brinker matter and in August 2012 the stay in the Burnell Complaint was lifted. On April 9, 2013 the Company filed a motion for judgment on the pleadings requesting dismissal of plaintiff's claims related to alleged meal and rest break violations under the California Labor Code alleging that such claims are preempted by the Federal Aviation Administration Authorization Act. On May 29, 2013, the U.S. District Court for the Central District of California granted the Company's motion for judgment on the pleadings and dismissed plaintiff's claims that are based on alleged violations of meal and rest periods set forth in the California Labor Code. Plantiff has appealed. Minimum wage claims (specifically that pay per-mile fails to compensate drivers for non-driving related services) timeliness of such pay and issue of class certification remain pending.
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
California Wage and Hour Class Action
On September 25, 2014, a class action lawsuit was filed by Lawrence Peck on behalf of himself and all other similarly situated persons against Swift Transportation: Peck v. Swift Transportation Co. Arizona, LLC in the Superior Court of California, County of Riverside ("the Peck Complaint"). The putative class includes current and former non-exempt employee truck drivers who performed services in California within the four-year statutory period alleging that Swift failed to pay for all hours worked (specifically that pay-per-mile fails to compensate drivers for non-driving related services), failed to pay overtime, failed to properly reimburse work-related expenses, failed to timely pay wages and failed to provide accurate wage statements.
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

Table of Contents Glossary of Terms

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
Other Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, experience damage, mechanical failures and cargo issues as an incidental part of its normal ordinary course of operations.  From time to time, these matters result in the discharge of diesel fuel, motor oil or other hazardous materials into the environment.  Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges.  As of December 31, 2014, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $1.0 million in the aggregate for all current and prior year claims.

Table of Contents Glossary of Terms

Note 16 — Derivative Financial Instruments

The Company has typically used pay-fixed/receive-variable interest rate swaps to reduce the Company’s aggregate exposure to interest rate risk. the Company does not enter into derivative agreements for speculative purposes.
Swift Interest Rate Swaps
In April 2011, as contemplated by the then existing credit facility, the Company entered into two forward-starting interest rate swap agreements with a notional amount of $350.0 million. These interest rate swaps were effective in January 2013 and have a maturity date of July 2015. On April 27, 2011 (“designation date”), the Company designated and qualified these interest rate swaps as cash flow hedges. Subsequent to the designation date, the effective portion of the changes in estimated fair value of the designated swaps was recorded in AOCI, and thereafter reclassified to derivative interest expense in the periods that the interest on the hedged debt affected earnings. The Company began accruing for hedged interest in January 2013. Refer to Note 22 for amounts and the Company's methodology related to fair value of interest rate swaps.
On March 7, 2013, the Company entered into the 2013 Agreement, as discussed in Note 12. Due to the incorporation of a new interest rate floor provision in the 2013 Agreement, the Company concluded, as of February 28, 2013, that the outstanding interest rate swaps were no longer highly effective in achieving offsetting changes in cash flows related to the hedged interest payments. As a result, the Company de-designated the hedges as of February 28, 2013 (“de-designation date”), at which time the effective portion of the change in fair value of interest rate swaps (previously recorded in AOCI) was, and will continue to be, amortized as derivative interest expense over the period of the originally designated hedged interest payments through July 2015. Following the de-designation date, changes in fair value of the interest rate swaps are immediately recognized as derivative interest expense in the consolidated income statements.
Central Interest Rate Swap
In connection with the note payable to a bank due March 2016, Central entered into an interest rate swap agreement to manage its interest rate exposure. The interest rate swap agreement was designated as a cash flow hedge. The interest rate swap agreement reduced the effect of changes in interest rates on the floating rate associated with this note. The agreement effectively changed Central's interest rate exposure on this note to a fixed rate of 8.9%. In conjunction with the Central Acquisition on August 6, 2013, the Company paid $0.3 million to terminate Central's interest rate swap agreements.
Effects on Income and AOCI
Activities related to AOCI net of tax, are presented in the consolidated statement of stockholders' equity, and primarily pertain to derivative financial instruments. The tax effects are presented in the statements of comprehensive income. Activities related to foreign currency transactions were immaterial.
The following table presents pre-tax gains (losses) from changes in fair value, included in AOCI and earnings (in thousands):

	2014	2013	2012
Losses recognized in AOCI from cash flow hedges (effective portion)	$—	$145	$2,786

Loss reclassified from AOCI into income from cash flow hedges (effective portion)	$6,218	$3,143	$5,101
Loss recognized in income from de-designated derivative contracts	277	709	—
Derivative interest expense	$6,495	$3,852	$5,101
As of December 31, 2014, $4.0 million of deferred losses on derivatives in AOCI are expected to be reclassified to earnings within the next 12 months.
Losses on cash flow hedging, reclassified out of AOCI were as follows (in thousands):

		Year Ended December 31,
	Reclassified to:	2014	2013	2012
Interest rate swaps	Derivative interest expense	$6,218	$3,143	$5,101
Income tax (benefit) expense	Income tax expense	(2,220)	(1,226)	1,989
	Net income	$3,998	$1,917	$7,090

Table of Contents Glossary of Terms

Note 17 — Equity and Stock-based Compensation

Common Stock
Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to two votes per share on any matter to be voted on by our stockholders. Holders of Class A and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, unless otherwise required by law, except that a separate vote of each class will be required for:

•	any merger or consolidation in which holders of shares of Class A common stock receive consideration that is not identical to holders of shares of Class B common stock;

•	any amendment of Swift Transportation Company’s amended and restated certificate of incorporation or amended and restated bylaws that alters the relative rights of its common stockholders; and

•
any increase in the authorized number of shares of Class B common stock or the issuance of shares of Class B common stock, other than such increase or issuance required to effect a stock split, stock dividend, or recapitalization pro rata with any increase or issuance of Class A common stock.

Related Party Common Stock Transactions
Concurrently with the Company’s IPO in December 2010, Jerry Moyes and certain Moyes Affiliates completed a private placement by an unaffiliated special purpose trust (the “2010 Trust”) of $262.3 million of the 2010 METS, which was required to be settled with up to 23.8 million shares of the Company’s Class A common stock, or cash, on December 31, 2013.
On December 31, 2013, Mr. Moyes and the Moyes Affiliates chose to deliver 19.5 million shares of Class A common stock to settle the 2010 METS facility which were obtained by entering into a VPF contract on October 29, 2013 with Citibank, N.A.
To fulfill the VPF contract, Citibank N.A. borrowed 19.5 million shares of Class A common stock from the public market. These shares were sold to Mr. Moyes and certain Moyes Affiliates, through their ownership of M Capital II, and were held as collateral by Citibank N.A. for a new loan that facilitated the purchase of the shares. On December 31, 2013, Citibank delivered the 19.5 million Class A shares to the 2010 Trust in exchange for the 23.8 million shares of Class B common stock held by the 2010 Trust as collateral. The holders of the 2010 METS received their respective portion of 19.5 million shares of Class A common stock as settlement of the facility. Citibank N.A. now holds the 23.8 million shares of Class B common stock transferred from the 2010 Trust and an additional 2.2 million shares of Class B common stock contributed directly by Mr. Moyes and the Moyes Affiliates as collateral for the VPF contract.
Under the VPF contract, M Capital II is obligated to deliver to Citibank N.A. a variable amount of stock or cash during two twenty trading day periods beginning on January 4, 2016, and July 5, 2016, respectively. Although M Capital II may settle its obligations to Citibank N.A. in cash, any or all of the collateralized shares could be converted into Class A common stock and delivered on such dates to settle such obligations. If settled in cash, management believes Citibank N.A. would likely purchase Class A shares on the open market to settle its short position. If settled in shares, management believes Citibank N.A. would likely use the shares to settle its position. The 2013 VPF contract allows Mr. Moyes and the Moyes Affiliates to retain the same number of shares and voting percentage as they had prior to the inception of the 2013 VPF contract and the settlement of the 2010 METS facility. In addition, Mr. Moyes and the Moyes Affiliates are able to participate in future price appreciation of the Company’s common stock.
During 2014, 2013 and 2012, the Moyes Affiliates converted shares of common stock on a one-for-one basis as follows:

Transaction Date	Converted from Class B	Converted to Class A
May 30, 2014	(1,450,000)	1,450,000
December 31, 2013	(53,298)	53,298
March 12, 2012	(1,068,224)	1,068,224
Stock Plans
On March 28, 2014, the board of directors adopted the 2014 Plan, which replaced the 2007 Plan. The 2014 Plan became effective upon stockholder approval on May 8, 2014, after which date no new awards would be granted under the 2007 Plan. The 2007 Plan continues to govern all awards granted under the 2007 Plan until such awards have been exercised, forfeited, canceled or have otherwise expired or terminated.
The 2014 Plan generally contains the same features, terms and conditions as the 2007 Plan. Additionally, the 2014 Plan did not increase the number of shares of stock available for grant.
The 2014 Plan permits the payment of cash incentive compensation and authorizes the granting of stock options, stock appreciation rights, restricted stock and RSUs, performance shares and performance share units, cash-based awards, and stock-based awards to the Company's employees and non-employee directors for up to 12.0 million shares of Class A common stock. As of December 31,

Table of Contents Glossary of Terms

2014, the aggregate number of shares remaining available under the 2014 Plan was 7.1 million.
Stock-based Compensation Expense
Stock-based compensation expense, which is included in "Salaries, wages and employee benefits" in the consolidated income statements is comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock options	$3,007	$3,359	$4,886
Restricted stock shares and RSUs	1,600	887	4
Performance shares	789	399	—
Total stock-based compensation expense	$5,396	$4,645	$4,890
Income tax benefit	$1,926	$1,788	$1,883
During 2010, the Company repriced approximately 4.3 million outstanding options that had exercise prices above the IPO price. These options were repriced down to the IPO price of $11.00 per share and were held by approximately 1,100 employees. This resulted in $5.6 million of incremental equity compensation expense recognized over the remaining service period of the repriced options through August 2013.
The following table presents the total unrecognized stock-based compensation expense and the expected weighted average period over which these expenses will be recognized:

	December 31, 2014
	Expense	Weighted Average Period
	(In thousands)	(In years)
Stock options	$1,506	1.27
Restricted stock shares and RSUs	$5,234	1.38
Performance shares	$1,565	1.15
Stock Options
Stock options are the contingent right of award holders to purchase shares of Swift Transportation Company Class A common stock at a stated price for a limited time. For options granted prior to the Company's IPO in December 2010, the exercise price of options granted equaled or exceeded the estimated fair value of the common stock on the date of grant. The estimated fair value of the common stock prior to the Company’s IPO in each case was determined by management based upon a number of factors, including the Company's discounted projected cash flows, comparative multiples of similar companies, the lack of liquidity of the Company's common stock and certain risks the Company faced at the time of the valuation. Options granted prior to the Company's IPO that had an exercise price that exceeded the IPO price of $11.00 were repriced to the IPO price at the time of the IPO. For options granted after the Company’s IPO, the exercise price of options granted equaled the fair value of the Company’s common stock determined by the closing price of the Company’s Class A common stock quoted on the NYSE on the date of grant.
All options have a ten-year contractual term. The options issued prior to the Company's IPO were granted to two categories of employees. The options granted to the first category of employees vest upon the occurrence of the earliest of: (i) a sale or a change in control of the Company or, (ii) a five-year vesting period at a rate of 33 1/3% following the third anniversary date of the grant. The options granted to the second category of employees vest upon the later of (i) the occurrence of an initial public offering of the Company or (ii) a five-year vesting period at a rate of 33 1/3% following the third anniversary date of the grant. To the extent vested, both types of options become exercisable simultaneous with the closing of the earlier of (i) an initial public offering, (ii) a sale, or (iii) a change in control of the Company. The options granted in 2014 and 2013 have a vesting period of three years at a rate of 33 1/3% per year.

Table of Contents Glossary of Terms

A summary of the activity related to stock options for the year ended December 31, 2014 was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(In years)	(In thousands)
Outstanding at January 1, 2014	4,785,133	$10.70	5.28	$55,059
Granted	175,142	23.30
Exercised	(1,100,998)	10.43
Expired	(7,624)	10.14
Forfeited	(86,779)	12.47
Outstanding at December 31, 2014	3,764,874	$11.34	4.68	$65,089
Aggregate number of stock options expected to vest at a future date as of December 31, 2014	1,485,666	$10.87	6.27	$16,846
Exercisable at December 31, 2014	2,776,536	$10.63	6.13	$49,973
____________

(1)	The aggregate intrinsic value was computed using the closing share price on December 31, 2014 of $28.63 and on December 31, 2013 of $22.21, as applicable.
The fair value of each stock option grant is estimated on the grant date using the Black-Scholes-Merton option-pricing model, which uses a number of assumptions to determine the fair value of the options on the grant date. The following table presents the weighted average assumptions used to determine the fair value of stock options issued:

	2014	2013	2012
Dividend yield	—%	—%	—%
Risk-free rate of return	1.28%	1.04%	1.20%
Expected volatility	40.00%	40.80%	41.40%
Expected term (in years)	5.8	5.8	6.3
Weighted average fair value of stock options granted	$6.79	$5.90	$3.56
The dividend yield assumption is based on anticipated dividend payouts. The risk-free interest rate assumption is based on the United States Treasury yield curve at the grant date with maturity dates approximately equal to the expected life at the grant date. The Company estimates the expected volatility and expected option life assumption consistent with ASC Topic 718, Compensation - Stock Compensation. Expected volatility is based upon an analysis of historical prices of similar market capitalized trucking group participants within the Dow Jones Total United States Market Index over the expected term of the options. The Company chose a daily measurement interval for historical volatility as it believes this better depicts the nature of employee option exercise decisions being based on shorter-term trends in the price of the underlying shares, rather than on monthly price movements. As a result of the inability to predict the expected future employee exercise behavior, the Company estimated the expected term of the options using a simplified method based on contractual and vesting terms of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.
The following table summarizes stock option exercise information for the years presented (in thousands, except share data):

	2014	2013	2012
Number of stock options exercised	1,100,998	1,210,184	24,427
Intrinsic value of stock options exercised	$15,830	$8,773	$25
Cash received upon exercise of stock options	$11,488	$12,985	$268
Income tax benefit (deficiency)	$3,730	$187	$(370)

Table of Contents Glossary of Terms

The following table is a rollforward of the Company's nonvested stock options:

	Stock Options
	Shares	Weighted Average Fair Value
Nonvested at January 1, 2014	1,606,588	$4.66
Granted	175,142	6.79
Vested	(706,613)	4.46
Forfeited	(86,779)	3.88
Nonvested at December 31, 2014	988,338	$4.02
The total fair value of the shares vested during the years ended December 31, 2014, 2013 and 2012 was $3.2 million, $4.0 million and $10.0 million, respectively.
Restricted Stock Awards
Restricted stock awards are shares of Swift's Class A common stock that are subject to forfeiture until the lapse of defined restrictions, including time-based restrictions. Restricted stock awards, which are granted in the form of restricted stock shares and RSUs, are accounted for as equity awards. Accordingly, the estimated fair value of restricted stock awards is based upon the closing price of the Company’s Class A common stock on the grant date.
Restricted Stock Share — This is typically the form of restricted stock award granted to the board of directors. Directors on the board are entitled to vote during the vesting period. For awards granted in 2014, the forfeiture restrictions associated with restricted stock shares lapse on the first anniversary of the grant date with respect to an equal installment of shares. For awards granted prior to 2014, the forfeiture restrictions associated with restricted stock shares lapse on each of the first three anniversaries of the grant date with respect to an equal installment of shares. Additionally, restricted stock shares are not transferable for a period of four years from the grant date, other than for applicable tax withholdings.
RSU — This is typically the form of restricted stock award granted to Company employees. An RSU represents a right to receive a common share of stock when the unit vests. RSU recipients cannot vote during the vesting period. They forfeit their units if their employment terminates before the vesting date.
The following table presents grants of restricted stock awards and the respective plans under which they were granted:

	2014	2013	2012
	(2014 Plan)	(2007 Plan)
Restricted stock shares granted to the board of directors	17,102	10,480	11,676
RSUs granted to company employees	203,968	254,533	—
Total restricted stock awards granted	221,070	265,013	11,676
The following table is a rollforward of nonvested restricted stock awards:

	Restricted Stock Awards
	Number of Awards	Weighted Average Fair Value
Nonvested at January 1, 2014	272,156	$16.20
Granted	221,070	23.24
Vested	(98,866)	16.12
Forfeited	(20,051)	19.87
Nonvested at December 31, 2014	374,309	$19.95
Performance Shares
Beginning in 2013, the Company granted certain members of executive management performance shares. These awards provide each grantee a number of shares of Swift's Class A common stock at the end of a three-year period, based on certain performance criteria established by the compensation committee of the board of directors. The performance criteria are designed to focus management's attention on the Company's key long-term financial goals, and are measured over the three-year period.

Table of Contents Glossary of Terms

The following table is a rollforward of nonvested performance shares:

	Performance Shares
	Shares	Weighted Average Fair Value
Nonvested at January 1, 2014	101,366	$13.36
Granted	68,026	$23.30
Vested	—	$—
Forfeited	(3,452)	$23.30
Nonvested at December 31, 2014	165,940	$17.23
2012 Employee Stock Purchase Plan
In 2012, the Company’s board of directors adopted and its stockholders approved the Swift Transportation Company 2012 ESPP. The 2012 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is considered noncompensatory. Pursuant to the 2012 ESPP, the Company is authorized to issue up to 2 million shares of its Class A common stock to eligible employees who participate in the plan. Employees are eligible to participate in the 2012 ESPP following at least 90 days of employment with the Company or any of its participating subsidiaries. Under the terms of the 2012 ESPP, eligible employees may elect to purchase common stock through payroll deductions, not to exceed 15% of their gross cash compensation. The purchase price of the common stock is 95% of the common stock’s fair market value quoted on the NYSE on the last trading day of each offering period. There are four three-month offering periods corresponding to the calendar quarters. Each eligible employee is restricted to purchasing a maximum of $6,250 of common stock during an offering period, determined by the fair market value of the common stock as of the first day of the offering period, and $25,000 of common stock during a calendar year. Employees who own 5% or more of the total voting power or value of all classes of common stock are restricted from participating in the 2012 ESPP.
During the year ended December 31, 2014, the Company issued 50,788 shares, under the 2012 ESPP at an average price per share of $21.96. As of December 31, 2014, the Company is authorized to issue an additional 1.9 million shares under the 2012 ESPP.
Central's Stockholder Loans Receivable, Pre-acquisition
Upon closing of the Central Acquisition on August 6, 2013, Central's majority stockholder repaid $30.0 million on an unsecured promissory note to Central that was originally loaned on March 8, 2013.
Note 18 — Income Taxes

Income tax expense (benefit) was (in thousands):

	2014	2013	2012
Current expense (benefit):
Federal	$81,117	$(224)	$9,913
State	8,861	5,143	3,148
Foreign	4,107	1,530	1,949
	94,085	6,449	15,010
Deferred expense (benefit):
Federal	(4,189)	85,512	47,501
State	1,975	4,273	(2,010)
Foreign	(2,397)	4,748	1,113
	$(4,611)	94,533	46,604
Income tax expense	$89,474	$100,982	$61,614

Table of Contents Glossary of Terms

The Company’s effective tax rate was 35.7%, 39.4% and 30.5%, for the years ended December 31, 2014, 2013 and 2012, respectively. Expected tax expense is computed by applying the United States federal corporate income tax rate of 35.0% to earnings before income taxes. Actual tax expense differs from expected tax expense as follows (in thousands):

	2014	2013	2012
Computed “expected” tax expense	$87,719	$89,742	$70,595
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	6,866	6,912	6,627
Central pre-affiliation earnings taxed as S-Corp	—	(4,986)	(9,118)
State tax rate change in deferred items	40	711	(6,414)
Foreign tax rate change in deferred items	—	5,023	—
Effect of providing taxes on mark-to-market adjustment of derivatives recorded in AOCI	—	—	1,785
Other	(5,151)	3,580	(1,861)
Income tax expense	$89,474	$100,982	$61,614
The components of the net deferred tax asset (liability) were (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Self-insurance accruals	$61,305	$49,810
Allowance for doubtful accounts	9,561	6,968
Derivative financial instruments	2,350	4,537
Vacation accrual	4,342	3,899
Minimum tax credit	—	5,061
Net operating loss	2,507	4,529
Amortization of stock options	9,598	10,782
Other	16,040	17,259
Total deferred tax assets	105,703	102,845
Valuation allowance	—	—
Total deferred tax assets, net	105,703	102,845
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(401,963)	(393,239)
Prepaid taxes, licenses and permits deducted for tax purposes	(13,170)	(12,897)
Cancellation of debt	(7,503)	(9,401)
Intangible assets	(115,115)	(119,567)
Other	(5,345)	(7,354)
Total deferred tax liabilities	(543,096)	(542,458)
Net deferred tax liability	$(437,393)	$(439,613)
These amounts are presented in the consolidated balance sheets in the indicated captions, except the current deferred tax liability which is included in accrued liabilities (in thousands):

	December 31,
	2014	2013
Current deferred tax asset	$44,861	$46,833
Current deferred tax liability	(1,614)	(2,246)
Noncurrent deferred tax liability	(480,640)	(484,200)
Net deferred tax liability	$(437,393)	$(439,613)
As of December 31, 2014, the Company had federal and state net operating loss carryforwards remaining, with estimated tax effects of $0.4 million and $2.1 million, respectively. The federal and state net operating losses will expire at various times between 2015

Table of Contents Glossary of Terms

and 2030. The Company has not established a valuation allowance as it has been determined that, based upon available evidence, a valuation allowance is not required. Management asserts that it is more likely than not that the results of future operations witll generate sufficient taxable income to realize the deferred tax assets. All other deferred tax assets are expected to be realized and utilized by continued profitability in future periods.
United States income and foreign withholding taxes have not been provided on approximately $15.8 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the United States. As such, the Company is not required to provide United States income taxes on these earnings until they are repatriated in the form of dividends or otherwise.
The Company's unrecognized tax benefits as of December 31, 2014 would favorably impact our effective tax rate if subsequently recognized. The following is a rollforward of our unrecognized tax benefits (in thousands):

	2014	2013	2012
Unrecognized tax benefits at beginning of year	$2,385	$2,385	$2,332
Increases for tax positions taken prior to beginning of year	95	—	149
Decreases for tax positions taken prior to beginning of year	(741)	—	(53)
Settlements	—	—	(43)
Unrecognized tax benefits at end of year	$1,739	$2,385	$2,385
During the year ended December 31, 2014, the Company concluded its California examination, as well as various other state examinations for certain of its subsidiaries during the years ended December 31, 2014, 2013 and 2012. The conclusion of these examinations resulted in $0.8 million of additional tax payments and $0.4 million of interest and penalties during 2014. Additional tax payments, as well as interest and penalties related to these tax examinations were immaterial in 2013 and 2012. Other state jurisdictions are currently conducting examinations for years ranging from 2010 to 2013. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Years subsequent to 2010 remain subject to examination.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of December 31, 2014, 2013 and 2012, were approximately $1.3 million, $1.5 million and $1.3 million, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
The Company does not anticipate a decrease of unrecognized tax benefits during the next twelve months.
Note 19 — Employee Benefits

The Company maintains a 401(k) benefit plan available to all employees who are 21 years of age or older and have completed six months of service. Under the plan, the Company has the option to match employee discretionary contributions up to 3% of an employee’s compensation. Employees’ rights to employer contributions vest after five years from their date of employment.
For the years ended December 31, 2014, 2013 and 2012, the Company’s employee benefits expense for matching contributions was approximately $4.7 million, $5.5 million and $5.6 million, respectively. As of December 31, 2014 and 2013, the Company owed $4.9 million and $4.4 million in matching contributions, respectively, to the plan in respect of such matching contributions.
Note 20 — Key Customer

Services provided to the Company’s largest customer, Wal-Mart, generated 11.0%, 10.8% and 11.4% of operating revenue in 2014, 2013 and 2012, respectively. Operating revenue generated by Wal-Mart is reported in the Truckload, Dedicated, Central Refrigerated and Intermodal operating segments. No other customer accounted for 10% or more of operating revenue in the reporting period.

Table of Contents Glossary of Terms

Note 21 — Related Party Transactions

The Company provided and received freight services, facility leases, equipment leases, and other services, including repair, equipment sales and employee services to and from several companies controlled by and/or affiliated with the Company's Chief Executive Officer and majority shareholder, Jerry Moyes, as follows (in thousands):

	2014
	Central Freight Lines, Inc.	Other Affiliated Entities	Total
Services Provided by Swift:
Freight Services (1)	$25	$199	$224
Facility Leases	$843	$20	$863
Other Services (4)	$388	$4	$392
Services Received by Swift:
Freight Services (2)	$24	$—	$24
Facility Leases	$400	$228	$628
Other Services (3)	$—	$772	$772

	2013
	Central Freight Lines, Inc.	Other Affiliated Entities	Total
Services Provided by Swift:
Freight Services (1)	$15	$160	$175
Facility Leases	$716	$20	$736
Other Services (4)	$1,000	$159	$1,159
Services Received by Swift:
Freight Services (2)	$47	$—	$47
Facility Leases	$399	$200	$599
Other Services (3)	$—	$1,008	$1,008

	2012
	Central Freight Lines, Inc.	Other Affiliated Entities	Total
Services Provided by Swift:
Freight Services (1)	$8,117	$1,265	$9,382
Facility Leases	$711	$20	$731
Other Services (4)	$—	$135	$135
Services Received by Swift:
Freight Services (2)	$50	$—	$50
Facility Leases	$626	$—	$626
Other Services (3)	$—	$1,246	$1,246
____________

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

(3)
Other services received by the Company from the identified related parties included executive air transport, fuel storage, event fees, equipment purchases, miscellaneous repair services, and certain third-party payroll and employee benefits administration services.

Table of Contents Glossary of Terms

(4)	Other services provided by the Company to the identified related parties included: equipment sales and miscellaneous services.
Receivables and Payables pertaining to these related party transactions were (in thousands):

	Central Freight Lines, Inc.	Other Affiliated Entities	Total
December 31, 2014:
Receivable	$93	$23	$116
Payable	$1	$—	$1

December 31, 2013:
Receivable	$1,034	$32	$1,066
Payable	$74	$1	$75
In addition to the transactions identified above,the Company purchased parts and equipment totaling $184 thousand from Thermo King West, Inc. and Thermo King Chesapeake, Inc.; companies owned by board of directors member William Riley III, after his addition to the board in July 2014. As of December 31, 2014, the Company had total payables of approximately $23 thousand due to Thermo King West, Inc. and Thermo King Chesapeake, Inc.
Note 22 — Fair Value Measurement

ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of December 31, 2014 and 2013, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
The tables below exclude certain financial instruments. The excluded financial instruments are as follows: cash and cash equivalents, restricted cash, accounts receivable, net, income tax refund receivable and accounts payable. The estimated fair value of these financial instruments approximate carrying value as they are short-term in nature. Additionally, for notes payable under revolving lines of credit, fair value approximates the carrying value due to the variable interest rate. For capital leases, the carrying value approximates the fair value. The table below also excludes financial instruments reported at estimated fair value on a recurring basis. See “Recurring Fair Value Measurements.” All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in thousands):

	December 31,
	2014		2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Restricted investments	$24,510	$24,502	$25,814	$25,808
Financial Liabilities:
2014 Agreement: Term Loan A	500,000	500,000	—	—
2014 Agreement: Term Loan B	396,080	390,436	—	—
2013 Agreement: Term Loan B-1	—	—	229,000	230,031
2013 Agreement: Term Loan B-2	—	—	410,000	412,358
Senior Notes	—	—	493,825	549,059
Securitization of accounts receivable	334,000	334,000	264,000	264,000
The carrying amounts shown in the table (other than the restricted investments, and the securitization of accounts receivable) are included in the consolidated balance sheets in long-term debt. The estimated fair values of the financial instruments shown in the above table as of December 31, 2014 and 2013, represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that

Table of Contents Glossary of Terms

date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.
The following summary presents a description of the methods and assumptions used to estimate the fair value of each class of financial instrument.
Restricted Investments — The estimated fair value of the Company’s restricted investments is based on quoted prices in active markets that are readily and regularly obtainable.
Term Loans and Senior Notes — The estimated fair values of the Term Loan B and Senior Notes were determined by bid prices in trades between qualified institutional buyers.
Securitization of Accounts Receivable — The Company’s securitization of accounts receivable consists of borrowings outstanding pursuant to the Company’s 2013 RSA and 2011 RSA as of December 31, 2014 and 2013, respectively, as discussed in Note 11. Its fair value is estimated by discounting future cash flows using a discount rate commensurate with the uncertainty involved.
Derivative Financial Instruments — As of December 31, 2014, interest rate swaps represent the only major category of assets or liabilities included in the consolidated balance sheets that are measured by estimating fair value on a recurring basis. The fair values of the interest rate swaps are based on valuations provided by third parties, derivative pricing models, and credit spreads derived from the trading levels of the Company’s first lien term loan as of December 31, 2014 and 2013. The Company’s interest rate swaps are not actively traded, but are valued using valuation models and credit valuation adjustments, both of which use significant inputs that are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classified these valuation techniques as Level 2 in the hierarchy. Interest rate yield curves and credit spreads derived from trading levels of the Company’s first lien term loan are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments the Company holds. The Company considers the effect of its own credit standing and that of its counterparties in the valuations of its derivative financial instruments.
Fair Value Hierarchy — ASC Topic 820 establishes a framework for measuring fair value in accordance with US-GAAP and expands financial statement disclosure requirements for fair value measurements. ASC Topic 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

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
Recurring Fair Value Measurements — As of December 31, 2014 and 2013, no assets of the Company were measured at estimated fair value on a recurring basis. As of December 31, 2014 and 2013, information about inputs into the estimated fair value measurements of each major category of the Company’s liabilities that were measured at estimated fair value on a recurring basis in periods subsequent to their initial recognition was as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
As of December 31, 2014
Interest rate swaps	$6,109	$—	$6,109	$—
As of December 31, 2013
Interest rate swaps	$11,768	$—	$11,768	$—

Table of Contents Glossary of Terms

Nonrecurring Fair Value Measurements — As of December 31, 2013, none of the Company's assets were measured at estimated fair value on a nonrecurring basis. The following table presents assets measured at estimated fair value on a nonrecurring basis, as of December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gains (Losses)
As of December 31, 2014
Other assets (1)	$—	$—	$—	$—	$(2,308)
____________

(1)	During 2014, certain operations software was replaced and the carrying value was determined to be fully impaired.
Note 23 — Intangible Assets

Intangible asset balances were as follows (in thousands):

	December 31,
	2014	2013
Customer Relationship:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(156,428)	(139,614)

Trade Name:
Gross carrying value	181,037	181,037
Intangible assets, net	$299,933	$316,747
In conjunction with the 2007 Transactions, definite-lived intangible assets with a gross carrying value of $261.2 million were recorded. The related amortization comprised $15.6 million in 2014, $15.6 million in 2013, and $15.8 million in 2012 of total amortization of intangibles. Amortization of intangibles also included $1.2 million each year related to intangible assets existing prior to the 2007 Transactions. Management anticipates that the composition and amount of amortization associated with intangible assets as of December 31, 2014 will remain consistent at $16.8 million through 2017, and will decrease to $16.3 million in 2018, of which $0.6 million will represent the final amortization of the intangible assets existing prior to the 2007 Transactions. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.
Note 24 — Goodwill

The following presents the components of goodwill by reportable segment as of December 31, 2014 and 2013 (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Truckload	$376,998	$(190,394)	$186,604
Dedicated	130,742	(64,090)	66,652
Total	$507,740	$(254,484)	$253,256
There were no impairments identified during annual goodwill impairment testing in 2014, 2013 or 2012.
Note 25 — Earnings per Share

Basic and diluted earnings per share, as presented in the consolidated income statements, are calculated by dividing net income by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding (in thousands):

	2014	2013	2012
Basic weighted average common shares outstanding	141,431	140,179	139,532
Dilutive effect of stock options	2,044	2,042	87
Diluted weighted average common shares outstanding	143,475	142,221	139,619
Anti-dilutive shares excluded from diluted earnings per share (1)	162	174	4,356

Table of Contents Glossary of Terms

____________

(1)
The impact of certain outstanding options to purchase shares of the Company’s Class A common stock were anti-dilutive because the options' exercise prices were greater than the average market prices of the common shares. These anti-dilutive shares were excluded from the calculation of diluted earnings per share.

Note 26 — Quarterly Results of Operations (Unaudited)

In management's opinion, the following summarized financial information fairly presents the Company's results of operations for the quarters noted. These results are not necessarily indicative of future quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2014:
Operating revenue	$1,008,446	$1,075,898	$1,074,880	$1,139,500
Operating income	46,170	94,022	97,411	132,467
Net income	12,305	40,198	50,158	58,491
Basic earnings per share	0.09	0.28	0.35	0.41
Diluted earnings per share	0.09	0.28	0.35	0.41
2013:
Operating revenue (1)	$981,608	$1,029,071	$1,032,127	$1,075,389
Operating income (1)	69,718	100,266	84,420	102,555
Net income (1)	30,292	49,879	29,953	45,298
Basic earnings per share (1)	0.22	0.36	0.21	0.32
Diluted earnings per share (1)	0.21	0.35	0.21	0.32
____________

(1)	The first and second quarter results of 2013 have been recast due to the acquisition of Central. Refer to Note1 for further information regarding the acquisition.
Note 27 — Segments and Geography

Segment Information
During 2014, we operated four reportable segments: Truckload, Dedicated, Central Refrigerated and Intermodal. In the first quarter of 2014, the Company reorganized its reportable segments to reflect management’s revised reporting structure of its lines of business following the integration of Central. In association with the operational reorganization, the operations of Central's TOFC business are reported within the Company's Intermodal segment and the operations of Central's logistics business, third-party leasing, and other services provided to owner-operators are reported in the Company's other non-reportable segment. All prior period historical results related to the above noted segment reorganization have been retrospectively recast.
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
Central Refrigerated — This segment represents the core operations of Central and primarily consists of shipments for customers that require temperature-controlled trailers. These shipments include one-way movements over irregular routes, as well as dedicated truck operations.
Intermodal — The intermodal segment includes revenue generated by moving freight over the rail in the Company's containers and other trailing equipment, combined with revenue for drayage to transport loads between the railheads and customer locations.
Other Non-reportable Segment — The other non-reportable segment includes the Company's logistics and freight brokerage services, as well as support services provided by its subsidiaries to customers and owner-operators, including repair and maintenance shop services, equipment leasing, and insurance. Intangible amortization related to the 2007 going-private transaction is also included in this other non-reportable segment.
Other Intersegment Transactions — Certain operating segments provide transportation and related services for other affiliates outside their reportable segment. Revenues for such services are based on negotiated rates, which we believe approximate fair

Table of Contents Glossary of Terms

value, and are reflected as revenues of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenues and expenses are eliminated in our consolidated results.
Set forth in the tables below is certain financial information with respect to the Company’s segments (in thousands):

	Operating Revenue
	2014	2013	2012
Truckload	$2,301,010	$2,313,035	$2,282,342
Dedicated	892,078	738,929	724,405
Central Refrigerated	417,980	452,531	415,733
Intermodal	401,577	376,075	355,494
Subtotal	4,012,645	3,880,570	3,777,974
Non-reportable segment	342,969	287,853	268,821
Intersegment eliminations	(56,890)	(50,228)	(70,710)
Consolidated operating revenue	$4,298,724	$4,118,195	$3,976,085

	Operating Income (Loss)
	2014	2013	2012
Truckload	$258,072	$225,963	$246,005
Dedicated	75,794	83,520	74,026
Central Refrigerated	14,035	17,682	21,334
Intermodal	8,298	5,619	(6,486)
Subtotal	356,199	332,784	334,879
Non-reportable segment	13,871	24,175	16,937
Consolidated operating income	$370,070	$356,959	$351,816

	Depreciation and Amortization Expense
	2014	2013	2012
Truckload	$113,875	$127,404	$121,004
Dedicated	53,682	45,568	44,088
Central Refrigerated	12,510	13,926	14,539
Intermodal	10,875	9,268	9,209
Subtotal	190,942	196,166	188,840
Non-reportable segment	30,180	29,842	29,999
Consolidated depreciation and amortization expense	$221,122	$226,008	$218,839
Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated operating revenue for each of the years ended December 31, 2014, 2013 and 2012. Additionally, long-lived assets on the balance sheets of the Company's foreign subsidiaries were less than 5.0% of consolidated Total assets as of December 31, 2014 and 2013.
Note 28 — Settlement - City of Los Angeles

Effective March 2, 2012, the Company and the City of Los Angeles (the “City”) entered into the Settlement Agreement and Mutual Release of Claims (“Settlement”). The Settlement was associated with the Incentive Addendum to Drayage Services Concession Agreement entered into by the Company and the City in December 2008 and as amended, in June 2009 (collectively the “Amended Addendum”). Pursuant to the Amended Addendum, in 2008 the Company received a one-time, early commitment incentive based on a minimum number of required drays to be completed by the Company over a five-year term. The Company initially recorded the incentive as deferred revenue, and at the time of the Settlement, the Company had approximately $9.2 million remaining as deferred revenue. Concurrent with the City’s and the Company’s execution of the Settlement and the corresponding termination of the Amended Addendum, the Company refunded the City $4.0 million in full satisfaction of its obligations under the Amended Addendum and in full and final settlement of all claims for payment and damages that may be alleged by the City under the Amended Addendum. The remaining $5.2 million recorded as deferred revenue was recognized into income and classified as a reduction of operating supplies and expenses in the Company’s consolidated income statements.

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
Changes in Internal Control over Financial Reporting
During 2013, we acquired Central and began implementing new processes and controls around the consolidation of Central's financial information into the Company's consolidated financial statements, including extending our Sarbanes-Oxley Act Section 404 compliance program to incorporate Central. We believe that we successfully integrated Central operations in 2014, including internal controls and procedures. With exception of this integration, there has been no significant change in our internal control over financial reporting during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Refer to Note 1 to these consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for additional information regarding the acquisition of Central.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with the authorization of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the Company's internal control over financial reporting as of December 31, 2014.  In making this evaluation,

Table of Contents Glossary of Terms

management used the criteria in Internal Control - Integrated Framework, issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of internal control over financial reporting as of December 31, 2014 was audited by KPMG LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K.  KPMG LLP’s report on the Company's internal control over financial reporting is included herein.

Table of Contents Glossary of Terms

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Swift Transportation Company:
We have audited Swift Transportation Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Swift Transportation Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 20, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
February 20, 2015

Table of Contents Glossary of Terms

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item 10 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this Item 11 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
On March 28, 2014, the board of directors adopted the Swift Transportation Company 2014 Omnibus Incentive Plan (the “2014 Plan,”) which replaced the Swift Transportation Company 2007 Omnibus Incentive Plan (the “2007 Plan.”) The 2014 Plan became effective on May 8, 2014, upon approval by the Company's stockholders. After May 8, 2014, no new awards were granted under the 2007 Plan. The 2007 Plan continues to govern all awards granted under the 2007 Plan until such awards have been exercised, forfeited, canceled or have otherwise expired or terminated.
The 2014 Plan generally contains the same features, terms and conditions as the 2007 Plan. Additionally, the 2014 Plan did not increase the number of shares of stock available for grant, which means that the number of shares available for grant under the 2014 Plan reflected the number of authorized but unissued (and not subject to outstanding awards) under the 2007 Plan as of the date the 2014 Plan became effective.
The following table represents securities authorized for issuance under the 2014 Plan at December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options,warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,283,479	$12.29	7,086,854
Equity compensation plans not approved by security holders	—	—	—
Total	4,283,479	$12.29	7,086,854
The material features of the Company’s 2014 Omnibus Incentive Plan are described in Note 17 to the consolidated financial statements contained in this Form 10-K.
Other information required under this Item 12 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item 13 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item 14 is hereby incorporated by reference to the information responsive to this Item contained in the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC.

Table of Contents Glossary of Terms

Grant Thornton LLP (“Grant Thornton”) audited Central's financial statements as of and for the year ended December 31, 2012 under U.S. GAAS and applied the AICPA independence standards. Following the Central Acquisition on August 6, 2013, the Company’s management requested that Grant Thornton consent to the inclusion of its auditor’s report under PCAOB standards for the year ended 2012. The purpose of the consent request was to allow KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm to perform procedures to place reliance on those audited financial statements under PCAOB standards for the recasted Swift consolidated financial statements for those years.
Pursuant to the request to report on Central’s 2012 financial statements under PCAOB standards, Grant Thornton performed client acceptance procedures for Swift and its affiliates. As part of its procedures, Grant Thornton evaluated whether Grant Thornton and its network firms were independent of Swift and its affiliates under the SEC and the PCAOB independence rules. During that process, Grant Thornton determined that state tax compliance services performed for Swift were not prohibited under the SEC or PCAOB independence rules, but the fees for such services were structured as a percentage of the refunds received from the state tax regulator and thus are considered to be contingent fees. Contingent fee arrangements are not permitted under these independence rules during the audit and professional engagement period. The engagement letter for those services was signed by Swift in January 2012 and as of November 1, 2013, the state taxing regulator had not reviewed and approved the refunds claimed by Swift in its amended tax filing. Grant Thornton did not identify any other independence threats under the SEC or PCAOB rules in its independence review. As such, Grant Thornton communicated the independence matter to Swift and Central’s management teams, Swift’s Audit Committee, and to KPMG.
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
In addition to the amendment of the state tax compliance services engagement letter, the Company and Grant Thornton analyzed the other relevant facts of the inconsistency of the structure of the fees to the SEC and PCAOB independence rules. Grant Thornton concluded that it could perform the 2012 audit of Central with the requisite integrity and objectivity, due to the remediation of the fee structure, because the state tax engagement at issue did not involve any Central tax filings, and because Grant Thornton is not and was not the principal auditor of Swift during any of the periods presented. These facts and safeguards to reduce the threats to Grant Thornton’s integrity and objectivity were presented by the Company’s management and Grant Thornton to Swift’s Audit Committee. Based upon their review, Swift’s Audit Committee agreed with the conclusion reached by Company management that Grant Thornton could perform the Central audit engagements as of and for the year ended December 31, 2012 under PCAOB standards with the requisite integrity and objectivity required.

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

(b)	Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement or Plan of Merger by and between Swift Corporation and Swift Transportation Company	Incorporated by reference to Exhibit 2.1 of Form 10-K for the year ended December 31, 2010

2.2	Central Refrigerated Stock Purchase Agreement	Incorporated by Reference to Exhibit 2.1 of Form 8-K filed on August 6, 2013

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

4.1	Specimen Class A Common Stock Certificate of Swift Transportation Company	Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement No. 333-168257 filed on November 30, 2010

10.1	Swift Holdings Corp. 2007 Omnibus Incentive Plan, effective October 10, 2007, as amended and restated on December 15, 2010 *	Incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2010

Table of Contents Glossary of Terms

Exhibit Number	Description	Page or Method of Filing
10.2	Form of Option Award Notice *	Incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-168257 filed on July 22, 2010

10.3	Swift Corporation Retirement Plan, effective January 1, 1992 *	Incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-168257 filed on July 22, 2010

10.4	Swift Corporation Amended and Restated Deferred Compensation Plan, effective January 1, 2008	Incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-168257 filed on July 22, 2010

10.5	First Amendment to the Swift Corporation Deferred Compensation Plan, effective January 1, 2009 *	Incorporated by reference to Exhibit 10.11 to Amendment No. 3 to Registration Statement No. 333-168257 filed on November 30, 2010

10.6	Swift Transportation Company 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement No. 333-181201

10.7	Form of Restricted Unit Award Agreement*	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 28, 2013

10.8	Form of Option Award Notice*	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 28, 2013

10.9	Form of Performance Unit Award Agreement*	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 28, 2013

10.10**	Amended and Restated Receivables Purchase Agreement	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013

10.11
Third Amended and Restated Credit Agreement among Swift Transportation Co., as borrower, Swift Transportation Company and the other guarantors party thereto, as guarantors, and the lenders and agents parties thereto**
Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2014

10.12	Swift Transportation Company 2014 Omnibus Incentive Plan, effective May 22, 2014*	Incorporated by reference to Appendix A to the Company's 2014 Proxy Statement, filed on April 4, 2014

21.1	Subsidiaries of Swift Transportation Company	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

23.2	Consent of Grant Thornton LLP	Filed herewith

24.1	Powers of Attorney	See signature page

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

*	Management contract or compensatory plan, contract or arrangement.

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

February 20, 2015

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

Signature and Title	Date	Signature and Title	Date

/s/ Jerry Moyes	February 20, 2015	/s/ Richard H. Dozer	February 20, 2015
Jerry Moyes		Richard H. Dozer
Chief Executive Officer and Director		Director
(Principal executive officer)

/s/ Virginia Henkels	February 20, 2015	/s/ David Vander Ploeg	February 20, 2015
Virginia Henkels		David Vander Ploeg
Executive Vice President and Chief Financial Officer		Director
(Principal financial officer)

/s/ Cary M. Flanagan	February 20, 2015	/s/ Glenn Brown	February 20, 2015
Cary M. Flanagan		Glenn Brown
Vice President and Corporate Controller		Director
(Principal accounting officer)

		/s/ William F. Riley III	February 20, 2015
William F. Riley III
Director

		/s/ José Cárdenas	February 20, 2015
Jose Cardenas
Director