Form 10-Q
period 2015-03-31
SWIFT TRANSPORTATION Co
filed 2015-05-06
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
Form 10-Q
  _____________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-35007
 _____________________________________________________________________
 Swift Transportation Company
(Exact name of registrant as specified in its charter)
    _____________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant’s Class A common stock as of May 1, 2015 was 91,382,832 and the number of outstanding shares of the registrant’s Class B common stock as of May 1, 2015 was 50,991,938.

SWIFT TRANSPORTATION COMPANY

Table of Contents

SWIFT TRANSPORTATION COMPANY

GLOSSARY OF TERMS

The following glossary provides definitions for certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

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

2011 RSA	The Company's previous Receivables Sale Agreement, entered into in 2011, with unrelated financial entities
2013 Agreement	The Company's Second Amended and Restated Credit Agreement, replaced by the 2014 Agreement
2013 RSA	Second Amended and Restated Receivables Sale Agreement, entered into in 2013 by SRCII, with unrelated financial entities, "The Purchasers"
2014 Agreement	The Company's Third Amended and Restated Credit Agreement
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Central	Central Refrigerated Transportation, LLC (formerly Central Refrigerated Transportation, Inc.)
COFC	Container on Flat Car
CSA	Compliance Safety Accountability
Deadhead	Tractor movement without hauling freight (unpaid miles driven)
DOE	United States Department of Energy
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
IEL	Interstate Equipment Leasing, LLC (formerly Interstate Equipment Leasing, Inc.)
IPO	Initial Public Offering
LIBOR	London InterBank Offered Rate
Moyes Affiliates	Jerry Moyes, The Jerry and Vickie Moyes Family Trust dated December 11, 1987, and various Moyes children’s trusts
NASDAQ	National Association of Securities Dealers Automated Quotations
NLRB	National Labor Relations Board
OID	Original Issue Discount
Revenue xFSR	Revenue, Excluding Fuel Surcharge Revenue
Revolver	Revolving line of credit
SEC	United States Securities and Exchange Commission
Senior Notes	The Company's previously outstanding senior secured second priority notes
SRCII	Swift Receivables Company II, LLC
The Purchasers	Unrelated financial entities in the 2013 RSA, which was entered into by SRCII
Term Loan A	The Company's first lien term loan A under the 2014 Agreement
Term Loan B	The Company's first lien term loan B under the 2014 Agreement
TOFC	Trailer on Flat Car
US-GAAP (or GAAP)	United States Generally Accepted Accounting Principles

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$68,736	$105,132
Restricted cash	61,692	45,621
Restricted investments, held to maturity, amortized cost	18,286	24,510
Accounts receivable, net	452,757	478,999
Equipment sales receivable	689	288
Income tax refund receivable	4,233	18,455
Inventories and supplies	18,074	18,992
Assets held for sale	3,438	2,907
Prepaid taxes, licenses, insurance and other	48,874	51,441
Deferred income taxes	35,276	44,861
Current portion of notes receivable	8,730	9,202
Total current assets	720,785	800,408
Property and equipment, at cost:
Revenue and service equipment	2,120,927	2,061,835
Land	122,835	122,835
Facilities and improvements	273,567	268,025
Furniture and office equipment	68,927	67,740
Total property and equipment	2,586,256	2,520,435
Less: accumulated depreciation and amortization	1,017,060	978,305
Net property and equipment	1,569,196	1,542,130
Other assets	37,957	41,855
Intangible assets, net	295,729	299,933
Goodwill	253,256	253,256
Total assets	$2,876,923	$2,937,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,226	$160,186
Accrued liabilities	110,947	100,329
Current portion of claims accruals	73,429	81,251
Current portion of long-term debt	32,581	31,445
Current portion of capital lease obligations	45,891	42,902
Fair value of interest rate swaps	4,233	6,109
Total current liabilities	429,307	422,222
Revolving line of credit	—	57,000
Long-term debt, less current portion	867,042	871,615
Capital lease obligations, less current portion	153,786	158,104
Claims accruals, less current portion	152,732	143,693
Deferred income taxes	465,419	480,640
Securitization of accounts receivable	294,000	334,000
Other liabilities	32	14
Total liabilities	2,362,318	2,467,288
Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 91,366,626 and 91,103,643 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	914	911
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 50,991,938 shares issued and outstanding as of March 31, 2015 and December 31, 2014	510	510
Additional paid-in capital	786,455	781,124
Accumulated deficit	(272,177)	(310,017)
Accumulated other comprehensive (loss) income	(1,199)	(2,336)
Noncontrolling interest	102	102
Total stockholders’ equity	514,605	470,294
Total liabilities and stockholders’ equity	$2,876,923	$2,937,582
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Operating revenue:
Revenue, excluding fuel surcharge revenue	$894,864	$816,999
Fuel surcharge revenue	120,280	191,447
Operating revenue	1,015,144	1,008,446
Operating expenses:
Salaries, wages and employee benefits	261,654	229,366
Operating supplies and expenses	94,204	80,825
Fuel	106,907	156,022
Purchased transportation	288,811	319,169
Rental expense	61,975	51,719
Insurance and claims	44,307	42,448
Depreciation and amortization of property and equipment	56,927	56,175
Amortization of intangibles	4,204	4,204
Gain on disposal of property and equipment	(3,932)	(3,159)
Communication and utilities	7,499	7,170
Operating taxes and licenses	17,588	18,337
Total operating expenses	940,144	962,276
Operating income	75,000	46,170
Other expenses (income):
Interest expense	10,388	23,225
Derivative interest expense	2,793	1,653
Interest income	(587)	(766)
Loss on debt extinguishment	—	2,913
Non-cash impairments of non-operating assets	1,480	—
Other	(605)	(864)
Total other expenses (income), net	13,469	26,161
Income before income taxes	61,531	20,009
Income tax expense	23,691	7,704
Net income	$37,840	$12,305
Basic earnings per share	$0.27	$0.09
Diluted earnings per share	$0.26	$0.09
Shares used in per share calculations:
Basic	142,199	140,981
Diluted	143,955	143,018
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$37,840	$12,305
Accumulated losses on derivatives reclassified to derivative interest expense	1,848	1,314
Other comprehensive income before income taxes	1,848	1,314
Income tax effect of items within other comprehensive income	(711)	(506)
Other comprehensive income, net of income taxes	1,137	808
Total comprehensive income	$38,977	$13,113
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
	(In thousands, except per share data)
Balances, December 31, 2014	91,103,643	$911	50,991,938	$510	$781,124	$(310,017)	$(2,336)	$102	$470,294
Common stock issued under stock plans	252,453	3			2,389				2,392
Stock-based compensation expense					1,483				1,483
Excess tax benefits from exercise of stock options					1,172				1,172
Shares issued under employee stock purchase plan	10,530	—			287				287
Net income						37,840			37,840
Other comprehensive income, net of income taxes							1,137		1,137
Balances, March 31, 2015	91,366,626	$914	50,991,938	$510	$786,455	$(272,177)	$(1,199)	$102	$514,605
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$37,840	$12,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	61,131	60,379
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	2,606	2,515
Gain on disposal of property and equipment less write-off of totaled tractors	(3,698)	(2,958)
Impairments	1,480	—
Deferred income taxes	(6,346)	(7,942)
Provision for losses on accounts receivable	1,913	792
Non-cash loss on debt extinguishment and write-offs of deferred financing costs and original issue discount	—	2,913
Non-cash equity compensation	1,483	1,061
Excess tax benefits from stock-based compensation	(1,172)	(1,078)
Income effect of mark-to-market adjustment of interest rate swaps	(119)	(32)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	24,329	(37,064)
Inventories and supplies	918	653
Prepaid expenses and other current assets	16,789	18,446
Other assets	1,450	2,871
Accounts payable, accrued and other liabilities	(10,447)	23,296
Net cash provided by operating activities	128,157	76,157
Cash flows from investing activities:
(Increase) decrease in restricted cash	(16,071)	3,821
Proceeds from maturities of investments	14,190	9,500
Purchases of investments	(8,016)	(9,664)
Proceeds from sale of property and equipment	13,370	28,428
Capital expenditures	(62,006)	(60,058)
Payments received on notes receivable	2,065	1,553
Expenditures on assets held for sale	(2,313)	(1,521)
Payments received on assets held for sale	1,815	2,269
Payments received on equipment sale receivables	352	469
Net cash used in investing activities	(56,614)	(25,203)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(19,294)	(46,526)
Proceeds from long-term debt	4,504	—
Net repayments on revolving line of credit	(57,000)	(17,000)
Borrowings under accounts receivable securitization	10,000	—
Repayment of accounts receivable securitization	(50,000)	(5,000)
Proceeds from common stock issued	2,679	3,414
Excess tax benefits from stock-based compensation	1,172	1,078
Net cash used in financing activities	(107,939)	(64,034)
Net decrease in cash and cash equivalents	(36,396)	(13,080)
Cash and cash equivalents at beginning of period	105,132	59,178
Cash and cash equivalents at end of period	$68,736	$46,098

 See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,912	$11,854
Income taxes	1,507	3,463
Non-cash investing activities:
Equipment purchase accrual	$59,814	$59,867
Notes receivable from sale of assets	1,298	2,762
Equipment sales receivables	753	7,376
Non-cash financing activities:
Capital lease additions	$9,988	$—
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Introduction and Basis of Presentation

Certain acronyms and terms used throughout this Quarterly Report on Form 10-Q are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document. Definitions for these acronyms and terms are provided in the "Glossary of Terms," available in the front of this document.
Description of Business
Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. As of March 31, 2015, the Company's fleet of revenue equipment included 19,535 tractors (comprised of 14,680 company tractors and 4,855 owner-operator tractors), 61,780 trailers and 9,150 intermodal containers. The Company’s four reportable segments are Truckload, Dedicated, Central Refrigerated and Intermodal.
Seasonality
In the truckload industry, results of operations generally show a seasonal pattern. As customers ramp up for the holiday season at year-end, the late third and fourth quarters have historically been the Company's strongest volume quarters. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter than the other three quarters. In recent years, the macro consumer buying patterns combined with shippers’ supply chain management, which historically contributed to the fourth quarter “peak” season, continued to evolve. As a result, the Company's fourth quarter 2014, 2013 and 2012 volumes were more evenly disbursed throughout the quarter rather than peaking early in the quarter. In the eastern and mid-western United States, and to a lesser extent in the western United States, during the winter season the Company's equipment utilization typically declines and operating expenses generally increase, with fuel efficiency declining because of engine idling and severe weather sometimes creating higher accident frequency, increased claims, and more equipment repairs. Revenue may also be affected by holidays as a result of curtailed operations or vacation shutdowns, because the Company's revenue is directly related to available working days of shippers. From time to time, the Company also suffers short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could add volatility to or harm the Company's results of operations.
Basis of Presentation
The consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The consolidated financial statements include the accounts of Swift Transportation Company and its wholly-owned subsidiaries. In management's opinion, these financial statements were prepared in accordance with principles generally accepted in the United States and include all adjustments necessary for the fair presentation of the periods presented.
Changes in Presentation
Beginning in 2015, the Company separately presents excess tax benefits from stock-based compensation within "Net cash provided by operating activities" in the consolidated statements of cash flows. The prior period presentation has been retrospectively adjusted to reclassify the amount out of "Accounts payable, accrued and other liabilities" and into the new line item "Excess tax benefits from stock-based compensation."  The change in presentation has no net impact on “Net cash provided by operating activities."

Also beginning in 2015, the Company presents gross amounts of its investment in securities activities as "Proceeds from maturities of investments" and "Purchases of investments" in the consolidated statements of cash flows. The prior period presentation has been retrospectively adjusted to accommodate this gross presentation. The change in presentation has no net impact on "Net cash used in investing activities."

Beginning in 2015, the Company has disaggregated "Operating revenue" in the consolidated income statements into the line items "Revenue, excluding fuel surcharge revenue" and "Fuel surcharge revenue." The change in presentation has no net impact on "Operating revenue."
Note 2 — Recently Issued Accounting Pronouncements

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC Subtopic 835-30, Interest — Imputation of Interest. The amendments in this ASU simplify the presentation of debt issuance costs and align the presentation with debt discounts. Entities will be required to present debt issuance costs as a direct deduction from the face amount of the related note, rather than as a deferred charge. Upon adoption, the amended guidance will affect Swift's classification of debt issuance costs, which are currently classified in "Other assets" in the consolidated balance sheets. The reclassification of debt

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

issuance costs will effectively decrease "Other assets" and correspondingly decrease the respective long-term debt balances. The amendments in this ASU require retrospective application, with related disclosures for a change in accounting principle. Upon adoption, the Company will comply with these disclosure requirements by providing the nature and reason for the change, the transition method, a description of the adjusted prior period information and the effect of the change on the financial statement line items. For public business entities, the amendments in this ASU will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption is permitted; however, the Company expects to adopt this guidance at the beginning of 2016.

In February 2015, FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends ASC Topic 810, Consolidation, by changing the analysis that reporting entities are required to perform to determine whether certain types of legal entities should be consolidated. The amendments in this ASU focus on limited partnerships and similar legal entities (such as limited liability companies); however, all legal entities are subject to reevaluation under the revised consolidation model. The revised consolidation model modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, and eliminates the presumption that a general partner should consolidate a limited partnership. It also affects the consolidation analysis of reporting entities that are involved with variable interest entities, especially those that have fee arrangements and related-party relationships. The amendments in the ASU also affect certain investment funds. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption is permitted. Entities may use a retrospective approach, or a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
Note 3 — Restricted Investments

The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company’s restricted investments as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
United States corporate securities	$16,861	$6	$(3)	$16,864
Negotiable certificates of deposit	1,425	1	—	1,426
Total restricted investments	$18,286	$7	$(3)	$18,290

	December 31, 2014
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
United States corporate securities	$20,892	$2	$(10)	$20,884
Foreign corporate securities	1,503	—	—	1,503
Negotiable certificates of deposit	2,115	—	—	2,115
Total restricted investments	$24,510	$2	$(10)	$24,502
As of March 31, 2015, the contractual maturities of the restricted investments were one year or less. There were 11 securities and 24 securities that were in an unrealized loss position for less than twelve months as of March 31, 2015 and December 31, 2014, respectively. The Company did not recognize any impairment losses for the three months ended March 31, 2015 or 2014.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 4 — Goodwill and Other Intangible Assets

There were no goodwill impairments recorded during the three months ended March 31, 2015 or 2014. Intangible assets as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Customer Relationships:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(160,632)	(156,428)
Trade Name:
Gross carrying value	181,037	181,037
Intangible assets, net	$295,729	$299,933
The following table presents amortization of intangibles for the three months ended March 31, 2015 and 2014, related to intangible assets recognized in conjunction with the 2007 going private transaction and the previous intangible assets existing prior to the 2007 going private transaction (in thousands):

	Three Months Ended March 31,
	2015	2014
Amortization of intangible assets related to 2007 going private transaction	$3,912	$3,912
Amortization related to intangible assets existing prior to the 2007 going private transaction	292	292
Amortization of intangibles	$4,204	$4,204
Note 5 — Accounts Receivable Securitization

In June 2013, SRCII entered into the 2013 RSA with the Purchasers to replace the Company's prior 2011 RSA, and to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. Pursuant to the 2013 RSA, the Company’s receivable originator subsidiaries sell all of their eligible accounts receivable to SRCII, which in turn sells a variable percentage ownership interest in its accounts receivable to the Purchasers. On September 26, 2014, the Company exercised an accordion option, increasing the maximum borrowing capacity on the 2013 RSA from $325.0 million to $375.0 million. The Company entered into an amendment to the 2013 RSA, effective March 31, 2015, to clarify when the Company’s consent is required in conjunction with a Purchaser’s sale or assignment of any portion of its purchased interest in the receivables and to amend certain of the performance ratios to provide increased flexibility to the Company in managing its receivables.
The facility qualifies for treatment as a secured borrowing under ASC Topic 860, Transfers and Servicing. As such, outstanding amounts are classified as liabilities on the Company’s consolidated balance sheets in "Securitization of accounts receivable."
As of March 31, 2015 and December 31, 2014, interest accrues on the aggregate principal balance at a rate of 0.8% and 0.8%, respectively. Program fees and unused commitment fees are recorded in interest expense in the Company's consolidated income statements. The Company incurred program fees of $1.0 million and $0.8 million, during the three months ended March 31, 2015 and 2014, respectively.

The 2013 RSA is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the Purchasers in the facility and are unavailable to satisfy claims of the Company and its subsidiaries.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Debt and Financing

Other than the Company’s accounts receivable securitization, as discussed in Note 5, and its outstanding capital lease obligations as discussed in Note 7, the Company's long-term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
2014 Agreement: Term loan A, due June 2019	$494,375	$500,000
2014 Agreement: Term Loan B, net of $885 and $920 OID as of March 31, 2015 and December 31, 2014, respectively	395,115	396,080
Other	10,133	6,980
Long-term debt	899,623	903,060
Less: current portion of long-term debt	(32,581)	(31,445)
Long-term debt, less current portion	$867,042	$871,615
Revolving line of credit (1)	$—	$57,000
Long-term debt, including revolving line of credit	$899,623	$960,060
____________

(1)
The Company had outstanding letters of credit, primarily related to workers' compensation and self-insurance liabilities, of $100.3 million at March 31, 2015 and $100.3 million at December 31, 2014, under the revolving line of credit.

Credit Agreement
The Company entered into the 2014 Agreement on June 9, 2014, which included a delayed-draw first lien Term Loan A tranche, a first lien Term Loan B tranche, and a revolving credit line. The following table presents the key terms of the 2014 Agreement (dollars in thousands):

Description	Term Loan A	Term Loan B	Revolver (2)
Maximum borrowing capacity	$500,000	$400,000	$450,000
Final maturity date	June 9, 2019	June 9, 2021	June 9, 2019
Interest rate base	LIBOR	LIBOR	LIBOR
LIBOR floor	—%	0.75%	—%
Interest rate minimum margin (1)	1.50%	2.75%	1.50%
Interest rate maximum margin (1)	2.25%	3.00%	2.25%
Minimum principal payment - amount (3)	$5,625	$1,000	$—
Minimum principal payment - frequency	Quarterly	Quarterly	Once
Minimum principal payment - commencement date (3)	March 31, 2015	June 30, 2014	June 30, 2019

(1)
Interest rate margins for the Term Loan A, Term Loan B and Revolver are based on the Company's consolidated leverage ratio. As of March 31, 2015, interest accrues at 1.93% and 3.75% on the Term Loan A and Term Loan B, respectively. As of December 31, 2014, interest accrued at 2.16% and 3.75% on the Term Loan A and Term Loan B, respectively. Prior to January 1, 2015, the minimum and maximum interest rate margins on the Term Loan B were both 3.00%.

(2)
The commitment fee for the unused portion of the Revolver is also based on the Company's consolidated leverage ratio, and ranges from 0.25% to 0.35%. As of March 31, 2015, commitment fees on the unused portion of the Revolver accrue at 0.25% and outstanding letter of credit fees accrue at 1.75%. As of December 31, 2014, commitment fees on the unused portion of the Revolver accrued at 0.30% and outstanding letter of credit fees accrued at 2.00%.

(3)	Commencing in March 2017, the minimum quarterly principal payment amount on the Term Loan A is $11.3 million.
The Revolver and Term Loan A of the 2014 Agreement contain certain financial covenants with respect to a maximum leverage ratio and a minimum consolidated interest coverage ratio. The 2014 Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock buybacks, and equipment financing. In addition to the financial covenants, the 2014 Agreement includes customary events of default, including a change in control default and certain affirmative and negative covenants, including, but not limited to, restrictions, subject to certain exceptions, on incremental indebtedness, asset sales, certain restricted payments (including dividends), certain incremental investments or advances, transactions with affiliates, engaging in additional business activities, and prepayments of certain other indebtedness.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Borrowings under the credit facility are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Central Refrigerated Transportation, LLC and its subsidiaries, Swift Transportation Co., LLC and its domestic subsidiaries other than its captive insurance subsidiaries, driver academy subsidiary, and its bankruptcy-remote special purpose subsidiary.
Deferred Loan Costs and Loss on Debt Extinguishment
Deferred loan costs, reported in "Other assets" in the Company's consolidated balance sheets, were $9.7 million and $10.4 million, as of March 31, 2015 and December 31, 2014, respectively.
For the three months ended March 31, 2015, the Company did not incur any loss on debt extinguishment. For the three months ended March 31, 2014, the Company incurred a $2.9 million loss on debt extinguishment related to the Company's repurchase of its Senior Notes.
Note 7 — Leases

The Company finances a portion of its revenue equipment under capital and operating leases and certain terminals under operating leases.

Capital - The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term. Certain leases contain renewal or fixed price purchase options. The present value of obligations under capital leases is included under "Current portion of capital lease obligations" and "Capital lease obligations, less current portion" in the consolidated balance sheets. As of March 31, 2015, the leases were collateralized by revenue equipment with a cost of $266.7 million and accumulated amortization of $71.6 million. As of December 31, 2014, the leases were collateralized by revenue equipment with a cost of $270.6 million and accumulated amortization of $68.0 million. Amortization of the equipment under capital leases is included in "Depreciation and amortization of property and equipment" in the Company’s consolidated income statements.
Operating - Rent expense related to operating leases was $62.0 million and $51.7 million for the three months ended March 31, 2015 and 2014, respectively.
Note 8 — Purchase Commitments

As of March 31, 2015, the Company had commitments outstanding to acquire revenue equipment for the remainder of 2015 for approximately $705.5 million ($569.4 million of which were tractor commitments) and in 2016 to 2017 for approximately $380.5 million (all of which were tractor commitments). The Company generally has the option to cancel tractor purchase orders with 60 to 90 days notice prior to the scheduled production, although the notice period has lapsed for approximately 31.3% of the tractor commitments outstanding as of March 31, 2015. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.
As of March 31, 2015, the Company had outstanding purchase commitments of approximately $8.6 million for facilities and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
Note 9 — Contingencies

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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

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
Arizona Owner-operator Class Action Litigation
On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly situated persons against Swift Transportation: Garza v. Swift Transportation Co., Inc., Case No. CV7-472 ("the Garza Complaint"). The putative class originally involved certain owner-operators who contracted with the Company under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that the Company should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied plaintiff’s petition for class certification, the plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14, 2008, the Company filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted the Company’s petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, the plaintiff renewed the motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. Upon certification, the Company filed a motion to compel arbitration, as well as filing numerous motions in the trial court urging dismissal on several other grounds including, but not limited to the lack of an employee as a class representative, and because the named owner-operator class representative only contracted with the Company for a three-month period under a one-year contract that no longer exists. In addition to these trial court motions, the Company also filed a petition for special action with the Arizona Court of Appeals, arguing that the trial court erred in certifying the class because the trial court relied upon the Court of Appeals ruling that was previously overturned by the Arizona Supreme Court. On April 7, 2011, the Arizona Court of Appeals declined jurisdiction to hear this petition for special action and the Company filed a petition for review to the Arizona Supreme Court. On August 31, 2011, the Arizona Supreme Court declined to review the decision of the Arizona Court of Appeals. In April 2012, the trial court issued the following rulings with respect to certain motions filed by Swift: (1) denied Swift’s motion to compel arbitration; (2) denied Swift’s request to decertify the class; (3) granted Swift’s motion that there is no breach of contract; and (4) granted Swift’s motion to limit class size based on statute of limitations. On November 13, 2014, the court denied plaintiff's motion to add new class representatives for the employee class and therefore the employee class remains without a plaintiff class representative. On March 18, 2015, the court denied Swift's two motions for summary judgment 1) to dismiss any claims related to the employee class since there is no class representative; and 2) to dismiss plaintiff's claim of breach of a duty of good faith and fair dealing. Swift filed a motion to decertify the entire class which remains pending before the court. The matter is scheduled for trial in October 2015. The Company intends to continue to pursue all available appellate relief supported by the record, which the Company believes demonstrates that the class is improperly certified and, further, that the claims raised have no merit. The Company retains all of its defenses against liability and damages. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
Ninth Circuit Owner-operator Misclassification Class Action Litigation
On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: Virginia VanDusen, John Doe 1 and Joseph Sheer, individually and on behalf of all other similarly situated persons v. Swift Transportation Co., Inc., Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 9-CIV-10376 filed in the United States District Court for the Southern District of New York ("the Sheer Complaint"). The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act ("FLSA"), and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 200 other current or former owner-operators have joined this lawsuit. Upon Swift’s motion, the matter has been transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, the plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On September 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the District Court granted Swift’s motion to compel arbitration and ordered that the class action be stayed pending the outcome of arbitration. The District Court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The District Court also denied plaintiff’s request to arbitrate the matter as a class.
The plaintiff filed a petition for a writ of mandamus to the Ninth Circuit Court of Appeals asking that the District Court’s September 30, 2010 order be vacated. On July 27, 2011, the Ninth Circuit Court of Appeals denied the plaintiff’s petition for writ of mandamus and thereafter the District Court denied plaintiff’s motion for reconsideration and certified its September 30, 2010 order. The plaintiffs

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

filed an interlocutory appeal to the Ninth Circuit Court of Appeals to overturn the District Court’s September 30, 2010 order to compel arbitration, alleging that the agreement to arbitrate is exempt from arbitration under Section 1 of the Federal Arbitration Act (“FAA”) because the class of plaintiffs allegedly consists of employees exempt from arbitration agreements. On November 6, 2013, the Ninth Circuit Court of Appeals reversed and remanded, stating its prior published decision, “expressly held that a district court must determine whether an agreement for arbitration is exempt from arbitration under Section 1 of the FAA as a threshold matter." As a consequence of this determination by the ninth Circuit Court of Appeals being different from a decision of the Eighth Circuit Court of Appeals on a similar issue, on February 4, 2014, the Company filed a petition for writ of certiorari to the United States Supreme Court to address whether the district court or arbitrator should determine whether the contract is an employment contract exempt from Section 1 of the Federal Arbitration Act. On June 16, 2014, the United States Supreme Court denied the Company’s petition for writ of certiorari. The matter remains pending in the District Court and is currently in discovery. The Company intends to vigorously defend against any proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
California Wage, Meal and Rest Employee Class Actions
On March 22, 2010, a class action lawsuit was filed by John Burnell, individually and on behalf of all other similarly situated persons against Swift Transportation: John Burnell and all others similarly situated v. Swift Transportation Co., Inc., Case No. CIVDS 1004377 filed in the Superior Court of the State of California, for the County of San Bernardino ("the Burnell Complaint"). On September 3, 2010, upon motion by Swift, the matter was removed to the United States District Court for the Central District of California, Case No. EDCV10-809-VAP. The putative class includes drivers who worked for Swift during the four years preceding the date of filing alleging that Swift failed to pay the California minimum wage, failed to provide proper meal and rest periods and failed to timely pay wages upon separation from employment. The Burnell Complaint was subject to a stay of proceedings pending determination of similar issues in a case unrelated to Swift, Brinker v. Hohnbaum, which was then pending before the California Supreme Court. A ruling was entered in the Brinker matter and in August 2012 the stay in the Burnell Complaint was lifted. On April 9, 2013 the Company filed a motion for judgment on the pleadings requesting dismissal of plaintiff's claims related to alleged meal and rest break violations under the California Labor Code alleging that such claims are preempted by the Federal Aviation Administration Authorization Act. On May 29, 2013, the U.S. District Court for the Central District of California granted the Company's motion for judgment on the pleadings and dismissed plaintiff's claims that are based on alleged violations of meal and rest periods set forth in the California Labor Code. Plaintiff has appealed. Minimum wage claims (specifically that pay per-mile fails to compensate drivers for non-driving-related services), timeliness of such pay and the issue of class certification remain pending.
On April 5, 2012, the Company was served with an additional class action complaint alleging facts similar to those as set forth in the Burnell Complaint. This class action is James R. Rudsell, on behalf of himself and all others similarly situated v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Company, Case No. CIVDS 1200255, in the Superior Court of California for the County of San Bernardino ("the Rudsell Complaint"). The Rudsell Complaint has been stayed pending a resolution in the Burnell Complaint.
The issue of class certification must first be resolved before the court will address the merits of the case, and the Company retains all of its defenses against liability and damages pending a determination of class certification. The Company intends to vigorously defend certification of the class in both matters, as well as the merits of these matters, should the classes be certified. The final disposition of both cases and the impact of such final dispositions of these cases cannot be determined at this time. There have been no significant developments to these cases since December 31, 2014.
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
Peck is currently stayed, pending a resolution in the Burnell and Rudsell cases, based on the similarity of the Peck claims to the claims in those earlier filed cases. The final disposition of the case and the impact of such final disposition cannot be determined at this time.
Washington Overtime Class Action
On September 9, 2011, a class action lawsuit was filed by Troy Slack and several other drivers on behalf of themselves, and all similarly situated persons, against Swift Transportation: Troy Slack, et al v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Corporation in the State Court of Washington, Pierce County ("the Slack Complaint"). The Slack Complaint was removed to federal court on October 12, 2011, case number 11-2-114380. The putative class includes all current and former Washington State-based employee drivers during the three-year statutory period prior to the filing of the lawsuit through to present

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

and alleges that they were not paid minimum wage and overtime in accordance with Washington State law and that they suffered unlawful deductions from wages. On November 23, 2013, the court entered an order on plaintiffs' motion to certify the class. The court only certified the class as it pertains to "dedicated" drivers and did not certify any other class, including any class related to over the road drivers (“OTR Drivers”). The parties dispute the definition of "dedicated" as used by the court and a class notice has not yet been issued. The matter is now anticipated to move into discovery. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Utah Collective and Individual Arbitration
On June 1, 2012, a collective and class action complaint was filed by Gabriel Cilluffo, Kevin Shire and Bryan Ratterree individually and on behalf of themselves and all similarly situated persons against Central Refrigerated Services, Inc., Central Leasing, Inc., Jon Isaacson, and Jerry Moyes: Gabriel Cilluffo, Kevin Shire and Bryan Ratterree individually and on behalf themselves and all similarly situated persons v. Central Refrigerated Services, Inc., Central Leasing, Inc., Jon Isaacson, and Jerry Moyes in the United States District Court for the Central District of California, Case No. ED CV 12-00886 ("the Cilluffo Complaint"). The putative class involves owner-operators alleging that Central misclassified owner-operators as independent contractors in violation of the FLSA, and that such owner-operators should be considered employees. The lawsuit also raises a claim of forced labor and state law contractual claims. On September 24, 2012, the California District Court ordered that the FLSA claim proceed to collective arbitration under the Utah Uniform Arbitration Act (“UUAA”) and not the FAA. The September 24, 2012 order directed the arbitrator to determine the validity of proceeding as a collective arbitration under the UUAA, and then if the arbitrator determines that such collective action is permitted, then the arbitrator is to consider the plaintiff’s FLSA claim. On November 8, 2012, the California District Court entered a clarification order clarifying that the plaintiff’s FLSA claim was to proceed to collective arbitration under the UUAA, but the plaintiff’s forced labor claim and state law contractual claims were to proceed as individual arbitrations for those plaintiffs seeking to pursue those specific claims. Central filed a motion for reconsideration and a motion for interlocutory appeal of the California District Court’s orders, both of which were denied and the claims are proceeding to collective and individual arbitration as originally ordered. On December 9, 2013, the arbitrator determined that the issue of misclassification as it relates to the FLSA will proceed as a collective arbitration; however, the plaintiffs forced labor claim and state law claims of contractual misrepresentation and breach of contract must proceed on an individual arbitration basis and not as a class. The matter is currently in discovery.
Central intends to vigorously defend collective arbitration in the Cilluffo Complaint, as well as the merits of the FLSA claim and any individual arbitration matters that are filed, and proceed on the forced labor and state contract law claims. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Environmental Notice
On April 17, 2009, the Company received a notice from the Lower Willamette Group ("LWG"), advising that there was a total of 250 potentially responsible parties ("PRPs"), with respect to alleged environmental contamination of the Lower Willamette River in Portland, Oregon designated as the Portland Harbor Superfund site ("the Site"), and that as a previous landowner at the Site, the Company was asked to join a group of 60 PRPs and proportionately contribute to (i) reimbursement of funds expended by LWG to investigate environmental contamination at the Site and (ii) remediation costs of the same, rather than be exposed to potential litigation. Although the Company does not believe it contributed any contaminants to the Site, the Company was at one time the owner of property at the Site and the Comprehensive Environmental Response, Compensation and Liability Act imposes a standard of strict liability on property owners with respect to environmental claims. Notwithstanding this standard of strict liability, management believes the Company's potential proportionate exposure to be minimal and not material. No formal complaint has been filed in this matter. The Company’s pollution liability insurer has been notified of this potential claim. Management does not believe the outcome of this matter is likely to have a material adverse effect on Swift. However, the final disposition of this matter and the impact of such final disposition cannot be determined at this time. There have been no significant developments pertaining to this matter since December 31, 2014.
Other Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, experience damage, mechanical failures and cargo issues as an incidental part of its normal ordinary course of operations.  From time to time, these matters result in the discharge of diesel fuel, motor oil or other hazardous materials into the environment.  Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges.  As of March 31, 2015, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $0.4 million in the aggregate for all current and prior year claims.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 10 — Derivative Financial Instruments

The following table presents pre-tax losses from changes in fair value of the Company's interest rate swaps, included in earnings (in thousands):

	Three Months Ended March 31,
	2015	2014
Loss reclassified from AOCI into net income from cash flow hedges (effective portion)	$1,848	$1,314
Loss recognized in income from de-designated derivative contracts	945	339
Derivative interest expense	$2,793	$1,653
As of March 31, 2015, $2.1 million of deferred losses on derivatives in AOCI are expected to be reclassified to earnings within the next 12 months. There were no losses recognized in AOCI from the effective portion of cash flow hedges during the three months ended March 31, 2015 or 2014.
Losses on cash flow hedging, reclassified out of AOCI into the consolidated income statements were as follows (in thousands):

		Three Months Ended March 31,
	Reclassified to:	2015	2014
Interest rate swaps	Derivative interest expense	$1,848	$1,314
Income tax (benefit) expense	Income tax expense	(711)	(506)
	Net income	$1,137	$808
Activities related to AOCI net of tax, are presented in the consolidated statement of stockholders' equity, and primarily pertain to derivative financial instruments. The tax effects are presented in the consolidated statements of comprehensive income. Activities related to foreign currency transactions were immaterial for the three months ended March 31, 2015 and 2014.
Note 11 — Fair Value Measurement

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Restricted investments	$18,286	$18,290	$24,510	$24,502
Financial Liabilities:
2014 Agreement: Term Loan A, due June 2019	494,375	494,375	500,000	500,000
2014 Agreement: Term Loan B, net of $885 and $920 OID as of March 31, 2015 and December 31, 2014, respectively	395,115	395,858	396,080	390,436
Securitization of accounts receivable	294,000	294,000	334,000	334,000
The carrying amounts shown in the table (other than restricted investments and securitization of accounts receivable) are included in the consolidated balance sheets in "Current portion of long-term debt" and "Long-term debt, less current portion."

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Recurring Fair Value Measurements
As of March 31, 2015 and December 31, 2014, interest rate swaps were the only major category of liabilities included in the Company's consolidated balance sheets at estimated fair value that were measured on a recurring basis. The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of these instruments (in thousands):

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
As of March 31, 2015
Interest rate swaps	$4,233	$—	$4,233	$—
As of December 31, 2014
Interest rate swaps	$6,109	$—	$6,109	$—
As of March 31, 2015 and December 31, 2014, there were no assets included in the Company's consolidated balance sheets at estimated fair value that were measured on a recurring basis.
Nonrecurring Fair Value Measurements
The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gains (Losses)
As of March 31, 2015
Note receivable	$—			$—	$(1,480)
As of December 31, 2014
Other assets	$—			$—	$(2,308)
In September 2013, the Company agreed to advance up to $2.3 million, pursuant to an unsecured promissory note, to an independent fleet contractor that transported freight on Swift's behalf. In March 2015, management became aware that the independent contractor violated various covenants outlined in the unsecured promissory note, which created an event of default that made the principal and accrued interest immediately due and payable. As a result of this event of default, as well as an overall decline in the independent contractor's financial condition, management re-evaluated the fair value of the unsecured promissory note. As of March 31, 2015, management determined that the remaining balance due from the independent contractor to the Company was not collectible, which resulted in a $1.5 million pre-tax adjustment that was recorded in "Non-cash impairments of non-operating assets" in the Company's consolidated income statements.
Fair value of assets measured on a nonrecurring basis as of December 31, 2014, represent certain operations software that was replaced, and for which the carrying value was determined to be fully impaired during the three months ended September 30, 2014.
Note 12 — Earnings per Share

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31,
	2015	2014
Basic weighted average common shares outstanding	142,199	140,981
Dilutive effect of stock options	1,756	2,037
Diluted weighted average common shares outstanding	143,955	143,018
Option exercise prices were greater than the average market price of the common shares during the three months ended March 31, 2015 and 2014. As such, there were no anti-dilutive shares to be excluded from the calculation of diluted earnings per share.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 13 — Income Taxes

The effective tax rate for the three months ended March 31, 2015 and March 31, 2014 was 38.5%.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of March 31, 2015 were approximately $1.3 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company does not anticipate a decrease of unrecognized tax benefits during the next twelve months.
Certain of the Company’s subsidiaries are currently under examination by the Internal Revenue Service and various state jurisdictions for tax years ranging from 2010 through 2013. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Tax years 2010 through 2013 remain subject to examination.
Note 14 — Segments and Geography

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
Set forth in the tables below is certain financial information with respect to the Company’s reportable segments (in thousands):

	Operating Revenue
	Three Months Ended March 31,
	2015	2014
Truckload	$538,341	$553,057
Dedicated	217,775	193,653
Central Refrigerated	95,568	106,763
Intermodal	90,354	91,313
Subtotal	942,038	944,786
Non-reportable segment	91,622	75,666
Intersegment eliminations	(18,516)	(12,006)
Consolidated operating revenue	$1,015,144	$1,008,446

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Operating Income (Loss)
	Three Months Ended March 31,
	2015	2014
Truckload	$56,854	$31,907
Dedicated	14,345	11,530
Central Refrigerated	4,799	2,420
Intermodal	(1,243)	(926)
Subtotal	74,755	44,931
Non-reportable segment	245	1,239
Consolidated operating income	$75,000	$46,170

	Depreciation and Amortization Expense
	Three Months Ended March 31,
	2015	2014
Truckload	$28,610	$30,245
Dedicated	14,273	12,405
Central Refrigerated	3,294	3,106
Intermodal	3,252	2,368
Subtotal	49,429	48,124
Non-reportable segment	7,498	8,051
Consolidated depreciation and amortization expense	$56,927	$56,175
Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated operating revenue for the three months ended March 31, 2015 and 2014. Additionally, long-lived assets on the balance sheets of the Company's foreign subsidiaries were less than 5.0% of consolidated Total assets as of March 31, 2015 and December 31, 2014.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
Cautionary Note Regarding Forward-looking Statements

This report contains statements that may constitute forward-looking statements, which are based on information currently available, usually defined by words such as "anticipates," "believes," "estimates," "plans," "projects," "expects," "hopes," "intends," "will," "could," "should," "may," or similar expressions which speak only as of the date the statement was made. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements concerning:

•	trends, management's beliefs, and expectations relating to our operations, Revenue xFSR, expenses, other revenue, pricing, our effective tax rate, profitability and related metrics;

•	impact and planned timing of adopting recently issued accounting pronouncements on future periods;

•	our expectation of increasing driver wages and hiring expenses;

•	the outcome of pending claims, litigation and actions in respect thereof;

•	our intentions concerning the potential use of derivative financial instruments to hedge fuel price increases;

•
the timing and amount of future acquisitions of revenue equipment and other capital expenditures, as well as the use and availability of cash, cash flows from operations, leases and debt to finance such acquisitions;

•	the potential impact of inflation, seasonality and severe weather conditions on our results of operations;

•	the impact in 2015 of the discontinuation of a large dedicated account within the Central Refrigerated segment; and

•	our ability to finance our cash needs from operations for the next twelve months.

Such forward-looking statements are inherently uncertain, and are based upon the current beliefs, assumptions and expectations of Company management and current market conditions, which are subject to significant risks and uncertainties, as set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2014. As to the Company's business and financial performance, the following factors, among others, could cause actual results to materially differ from those in forward-looking statements.

•
economic conditions, including future recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries in which we have a significant concentration of customers;

•	increasing competition from trucking, rail, intermodal, and brokerage competitors;

•	our ability to execute or integrate any future acquisitions successfully;

•	increases in driver compensation to the extent not offset by increases in freight rates and difficulties in driver recruitment and retention;

•	our ability to attract and maintain relationships with owner-operators;

•	our ability to retain or replace key personnel;

•	our dependence on third parties for intermodal and brokerage business;

•	potential failure in computer or communications systems;

•	seasonal factors such as severe weather conditions that increase operating costs;

•	the regulatory environment in which we operate, including existing regulations and changes in existing regulations, or violations by us of existing or future regulations;

•	the possible re-classification of our owner-operators as employees;

•	changes in rules or legislation by the NLRB or Congress and/or union organizing efforts;

•	our CSA safety rating;

•	government regulation with respect to our captive insurance companies;

•	uncertainties and risks associated with our operations in Mexico;

•	a significant reduction in, or termination of, our trucking services by a key customer;

•	our significant ongoing capital requirements;

•	the amount and velocity of changes in fuel prices and our ability to recover fuel prices through our fuel surcharge program;

•	volatility in the price or availability of fuel;

•	increases in new equipment prices or replacement costs;

•
our level of indebtedness and our ability to service our outstanding indebtedness, including compliance with our indebtedness covenants, and the impact such indebtedness may have on the way we operate our business;

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED) — CONTINUED

•	restrictions contained in our debt agreements;

•	adverse impacts of insuring risk through our captive insurance companies, including our need to provide restricted cash and similar collateral for anticipated losses;

•	potential volatility or decrease in the amount of earnings as a result of our claims exposure through our captive insurance companies;

•	the potential impact of the significant number of shares of our common stock that is outstanding;

•	goodwill impairment;

•	our intention to not pay dividends;

•	conflicts of interest or potential litigation that may arise from other businesses owned by Jerry Moyes, including pledges of Swift stock and guarantees related to other businesses by Jerry Moyes;

•	the significant amount of our stock and related control over the Company by Jerry Moyes;

•	related-party transactions between the Company and Jerry Moyes; and

•	that our acquisition of Central may be challenged by our stockholders.
Important factors, in addition to those listed above and in our filings with the SEC, could impact us financially. As a result of these and other factors, actual results may differ from those set forth in the forward-looking statements, and the prices of the Company's securities may dramatically fluctuate. The Company makes no commitment, and disclaims any duty, to update or revise any forward-looking statements to reflect future events, new information or changes in these expectations.

Reference to Glossary of Terms

Certain acronyms and terms used throughout this Quarterly Report on Form 10-Q are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document. Definitions for these acronyms and terms are provided in the "Glossary of Terms," available in the front of this document.

Reference to Annual Report on Form 10-K

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Executive Summary

Company Overview — Swift is a multi-faceted transportation services company, operating the largest fleet of truckload equipment in North America from over 40 terminals near key freight centers and traffic lanes. We principally operate in short- to medium-haul traffic lanes around our terminals and dedicated customer locations. We concentrate on this length of haul because the majority of domestic truckload freight (as measured by revenue) moves in these lanes and our extensive terminal network affords us marketing, equipment control, supply chain, customer service, and driver retention advantages in local markets. Since our average length of haul is relatively short, it helps reduce competition from railroads and trucking companies that lack a regional presence.
As of March 31, 2015, our fleet of revenue equipment included 19,535 tractors (comprised of 14,680 company tractors and 4,855 owner-operator tractors), 61,780 trailers and 9,150 intermodal containers. Our four reportable segments are Truckload, Dedicated, Central Refrigerated and Intermodal. Our extensive suite of service offerings (which includes line-haul services, dedicated customer contracts, temperature-controlled units, intermodal freight solutions, cross-border United States/Mexico and United States/Canada freight, flatbed hauling, freight brokerage and logistics, and others) provides our customers with the opportunity to "one-stop-shop" for their truckload transportation needs.
Revenue — We primarily generate revenue by transporting freight for our customers, generally at a predetermined rate per mile. We supplement this revenue by charging for fuel surcharges, stop-off pay, loading and unloading activities, tractor and trailer detention, and other ancillary services. The main factors that affect our revenue from transporting freight are the rate per mile we receive from our customers and loaded miles. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. Fuel surcharges are billed on a lagging basis, meaning that we typically bill customers in the current week based on a previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true.
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
Changes in deadhead miles percentage generally have the largest proportionate effect on our profitability because we still bear all of the expenses for each deadhead mile, but do not earn any revenue to offset those expenses. Changes in rate per mile have the next largest proportionate effect on profitability because incremental improvements in rate per mile are not offset by any additional expenses. Changes in loaded miles generally have a smaller effect on profitability because variable expenses fluctuate with changes in miles. However, changes in mileage are affected by driver satisfaction and network efficiency, which indirectly affect expenses.

Financial Overview

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)
Operating revenue	$1,015,144	$1,008,446
Revenue xFSR	$894,864	$816,999
Net income	$37,840	$12,305
Diluted earnings per common share	$0.26	$0.09
Operating Ratio	92.6%	95.4%
Non-GAAP financial data:
Adjusted Operating Ratio (1)	91.2%	93.9%
Adjusted EBITDA (1)	$138,219	$108,474
Adjusted EPS (1)	$0.29	$0.12

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

____________

(1)
Adjusted EBITDA, Adjusted Operating Ratio and Adjusted EPS are non-GAAP financial measures. These non-GAAP financial measures should not be considered alternatives, or superior, to GAAP financial measures. However, management believes that presentation of these non-GAAP financial measures provides useful information to investors regarding the Company's results of operations. Adjusted EBITDA, Adjusted Operating Ratio and Adjusted EPS are reconciled to the most directly comparable GAAP financial measures under "Non-GAAP Financial Measures," below.

Factors Affecting Comparability Between Periods
Results of Operations for the Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014
Net income for the three months ended March 31, 2015 was $37.8 million, as compared to $12.3 million for the corresponding period in 2014. The following factors affected comparability between the three months ended March 31, 2015 and the three months ended March 31, 2014:

•
$12.8 million decrease in interest expense, driven by the call of the Senior Notes in November 2014, lower debt balances and more favorable interest rates and terms from the replacement of the 2013 Agreement with the 2014 Agreement.

•
$1.5 million pre-tax impairment of a non-operating note receivable, during the three months ended March 31, 2015. The note was due to the Company from an independent fleet contractor, transporting freight on behalf of Swift.

•	$2.9 million in loss on debt extinguishment resulting from the repurchase of our Senior Notes during the three months ended March 31, 2014.
Non-GAAP Financial Measures

The terms "Adjusted EBITDA," "Adjusted Operating Ratio," and "Adjusted EPS," as we define them, are not presented in accordance with GAAP. These financial measures supplement our GAAP results in evaluating certain aspects of our business. We believe that using these measures improves comparability in analyzing our performance because they remove the impact of items from our operating results that, in our opinion, do not reflect our core operating performance. Management and the board of directors focus on Adjusted EBITDA, Adjusted Operating Ratio and Adjusted EPS as key measures of our performance, all of which are reconciled to the most comparable GAAP financial measures and further discussed below. We believe our presentation of these non-GAAP financial measures is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance and compliance with debt covenants.

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
Adjusted EBITDA — Our definition of the non-GAAP measure, Adjusted EBITDA, starts with (a) net income (loss), the most comparable GAAP measure. We add the following items back to (a) to arrive at Adjusted EBITDA:

(i)	depreciation and amortization,

(ii)	interest and derivative interest expense, including fees and charges associated with indebtedness, net of interest income,

(iii)	income taxes,

(iv)	non-cash equity compensation expense,

(v)	non-cash impairments,

(vi)	other special non-cash items, and

(vii)	excludable transaction costs.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$37,840	$12,305
Adjusted for:
Depreciation and amortization of property and equipment	56,927	56,175
Amortization of intangibles	4,204	4,204
Interest expense	10,388	23,225
Derivative interest expense	2,793	1,653
Interest income	(587)	(766)
Income tax expense	23,691	7,704
EBITDA	135,256	104,500
Non-cash equity compensation (2)	1,483	1,061
Loss on debt extinguishment (3)	—	2,913
Non-cash impairments of non-operating assets (4)	1,480	—
Adjusted EBITDA (1)	$138,219	$108,474
____________

(1)	Our method of computing Adjusted EBITDA is consistent with that used in our debt covenants, specifically our leverage ratio, and is also routinely reviewed by management for that purpose.

(2)
Non-cash equity compensation expense is presented on a pre-tax basis. In accordance with the terms of the 2014 Agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.

(3)	Refer to the "Loss on Debt Extinguishment" discussion under "Results of Operations — Consolidated Operating and Other Expenses," below.

(4)	Refer to "Non-cash Impairments of Non-operating Assets" discussion under "Results of Operations - Consolidated Operating and Other Expenses," below.
Adjusted Operating Ratio — Our definition of the non-GAAP measure, Adjusted Operating Ratio, starts with (a) operating expense and (b) operating revenue, which are GAAP financial measures. We subtract the following items from (a) to arrive at (c) adjusted operating expense:

(i)	fuel surcharge revenue,

(ii)	amortization of the intangibles from our 2007 going-private transaction,

(iii)	non-cash operating impairment charges,

(iv)	other special non-cash items, and

(v)	excludable transaction costs.
We then subtract fuel surcharge revenue from (b) to arrive at (d) Revenue xFSR. Adjusted Operating Ratio is equal to (c) adjusted operating expense as a percentage of (d) Revenue xFSR.
We net fuel surcharge revenue against fuel expense in the calculation of our Adjusted Operating Ratio, thereby excluding fuel surcharge revenue from operating revenue in the denominator. Because fuel surcharge revenue is so volatile, we believe excluding it provides for more transparency and comparability. Additionally, we believe that comparability of our performance is improved by excluding impairments, non-comparable intangibles from the 2007 Transactions and other special items.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted Operating Ratio:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Operating revenue	$1,015,144	$1,008,446
Less: Fuel surcharge revenue	120,280	191,447
Revenue xFSR	894,864	816,999

Operating expense	940,144	962,276
Adjusted for:
Fuel surcharge revenue	(120,280)	(191,447)
Amortization of certain intangibles (1)	(3,912)	(3,912)
Adjusted operating expense	815,952	766,917
Adjusted operating income	$78,912	$50,082
Operating Ratio	92.6%	95.4%
Adjusted Operating Ratio	91.2%	93.9%
____________

(1)
"Amortization of certain intangibles" specifically reflects the non-cash amortization expense relating to certain intangible assets identified in the 2007 Transactions through which Swift Corporation acquired Swift Transportation Co.

Adjusted EPS — Our definition of the non-GAAP measure, Adjusted EPS, starts with (a) income (loss) before income taxes, the most comparable GAAP measure. We add the following items back to (a) to arrive at (b) adjusted income (loss) before income taxes:

(i)	amortization of the intangibles from the 2007 Transactions,

(ii)	non-cash impairments,

(iii)	other special non-cash items,

(iv)	excludable transaction costs,

(v)	mark-to-market adjustments on our interest rate swaps, recognized in the income statement, and

(vi)	amortization of previous losses recorded in AOCI related to the interest rate swaps we terminated upon our IPO and refinancing transactions in December 2010.
We subtract income taxes, at the GAAP effective tax rate, from (b) to arrive at (c) adjusted earnings. Adjusted EPS is equal to (c) divided by weighted average diluted shares outstanding. Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.
We believe that excluding the impact of derivatives provides for more transparency and comparability since these transactions have historically been volatile. Additionally, we believe that comparability of our performance is improved by excluding impairments that are unrelated to our core operations, as well as intangibles from the 2007 Transactions and other special items that are non-comparable in nature.
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EPS:

	Three Months Ended March 31,
	2015	2014
Diluted earnings per share	$0.26	$0.09
Adjusted for:
Income tax expense	0.16	0.05
Income before income taxes	0.43	0.14
Non-cash impairments of non-operating assets (2)	0.01	—
Loss on debt extinguishment (3)	—	0.02
Amortization of certain intangibles (4)	0.03	0.03
Adjusted income before income taxes	0.46	0.19
Provision for income tax expense at effective rate	0.18	0.07
Adjusted EPS (1)	$0.29	$0.12

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

____________

(1)
In calculating diluted shares outstanding for the purposes of Adjusted EPS, the dilutive effect of outstanding stock options is only included for the period following our IPO when a market price was available to assess the dilutive effect of such options.

(2)	Refer to footnote (4) to the Adjusted EBITDA reconciliation for a description of "Non-cash impairments of non-operating assets."

(3)	Refer to the "Loss on Debt Extinguishment" discussion under "Results of Operations — Consolidated Operating and Other Expenses," below.

(4)	Refer to footnote (1) to the Adjusted Operating Ratio reconciliation for a description of items in "Amortization of certain intangibles."
Results of Operations — Segment Review

We operate four reportable segments: Truckload, Dedicated, Central Refrigerated and Intermodal. The descriptions of the operations of these reportable segments are described in Note 14 to the consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Consolidating tables for operating revenue and operating income are as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Operating revenue:
Truckload	$538,341	$553,057
Dedicated	217,775	193,653
Central Refrigerated	95,568	106,763
Intermodal	90,354	91,313
Subtotal	942,038	944,786
Non-reportable segment	91,622	75,666
Intersegment eliminations	(18,516)	(12,006)
Operating revenue	$1,015,144	$1,008,446

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Operating income (loss):
Truckload	$56,854	$31,907
Dedicated	14,345	11,530
Central Refrigerated	4,799	2,420
Intermodal	(1,243)	(926)
Subtotal	74,755	44,931
Non-reportable segment	245	1,239
Operating income	$75,000	$46,170
Our chief operating decision makers monitor the GAAP results of our reporting segments, as supplemented by certain non-GAAP information. Refer to "Non-GAAP Financial Measures" above for more details. Additionally, we use a number of primary indicators to monitor our revenue and expense performance and efficiency.
Weekly Revenue xFSR per Tractor (monitored monthly) — This is our primary measure of productivity for our Truckload, Dedicated and Central Refrigerated segments. Weekly Revenue xFSR per tractor is affected by the following factors, which are typically monitored daily:

•	loaded miles (miles driven when hauling freight);

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

•	fleet size (because available loads are spread over available tractors);

•	rates received for our services; and

•	network balance (number of loads accepted, compared to available trucks, by market).
We strive to increase our revenue per tractor by improving freight rates with customers, hauling more loads with existing equipment, effectively moving freight and managing balance within our network, maintaining our tractors, and recruiting and retaining drivers and owner-operators.
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
Average Operational Truck Count (monitored daily) — We use this measure for all of our reportable segments. It includes tractors driven by company drivers as well as owner-operator units. This measure changes based on our ability to adjust our fleet size in response to changes in demand.
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
Load Count and Average Container Count (monitored daily) — Within Intermodal, we monitor load count and average container count. These metrics allow us to measure our utilization of our container fleet.
Truckload Segment

	Three Months Ended March 31,
	2015	2014
	(Dollars and miles in thousands, except per tractor amounts)
Operating revenue	$538,341	$553,057
Operating income	$56,854	$31,907
Operating Ratio	89.4%	94.2%
Adjusted Operating Ratio	87.9%	92.8%
Weekly Revenue xFSR per tractor	$3,461	$3,225
Total loaded miles	254,926	254,426
Deadhead miles percentage	11.8%	11.7%
Average operational truck count:
Company	7,334	7,151
Owner-Operator	3,201	3,484
Total	10,535	10,635

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

The following table is a GAAP to non-GAAP reconciliation for the Truckload segment's Adjusted Operating Ratio:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Operating revenue	$538,341	$553,057
Less: Fuel surcharge revenue	69,561	111,648
Revenue xFSR	468,780	441,409

Operating expense	481,487	521,150
Adjusted for: Fuel surcharge revenue	(69,561)	(111,648)
Adjusted operating expense	411,926	409,502
Adjusted operating income	$56,854	$31,907
Adjusted Operating Ratio	87.9%	92.8%
Truckload Revenue — Truckload operating revenue decreased by $14.7 million, or 2.7%, for the three months ended March 31, 2015, as compared to the same period in 2014. However, Truckload Revenue xFSR increased by $27.4 million, or 6.2%, for the three months ended March 31, 2015, as compared to the same period in 2014. The following factors were contributors (offsets) to the increase in Truckload Revenue xFSR:

•	a 6.0% increase in Revenue xFSR per loaded mile, primarily driven by contractual rate increases and freight mix,

•	a 1.1% increase in loaded miles per tractor per week, and

•	a (0.9%) decrease in average operational truck count.

Truckload Operating Income — Truckload operating income increased by $24.9 million, or 78.2%, for the three months ended March 31, 2015, as compared to the same period in 2014. This resulted in an improvement in Adjusted Operating Ratio of 490 basis points, which was driven by contractual rate increases, improved utilization and lower fuel expense. Declining fuel prices, better fuel efficiency and reduced idle engine time contributed to the decrease in fuel expense for the three months ended March 31, 2015, as compared to the same period in 2014. Increases in driver wages and owner-operator contracted pay rates partially offset the improvement in Adjusted Operating Ratio.
Dedicated Segment

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$217,775	$193,653
Operating income	$14,345	$11,530
Operating Ratio	93.4%	94.0%
Adjusted Operating Ratio	92.7%	92.7%
Weekly Revenue xFSR per tractor	$3,204	$3,173
Average operational truck count:
Company	3,882	3,161
Owner-Operator	879	691
Total	4,761	3,852

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

The following table is a GAAP to non-GAAP reconciliation for the Dedicated segment's Adjusted Operating Ratio:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Operating revenue	$217,775	$193,653
Less: Fuel surcharge revenue	21,642	36,534
Revenue xFSR	196,133	157,119

Operating expense	203,430	182,123
Adjusted for: Fuel surcharge revenue	(21,642)	(36,534)
Adjusted operating expense	181,788	145,589
Adjusted operating income	$14,345	$11,530
Adjusted Operating Ratio	92.7%	92.7%
Dedicated Revenue — Dedicated operating revenue increased by $24.1 million, or 12.5%, for the three months ended March 31, 2015, as compared to the same period in 2014. Dedicated Revenue xFSR increased by $39.0 million, or 24.8%, as compared to the same period in 2014. The increase in revenue was driven by various new customer contracts entered into over the last twelve months, which contributed to the 23.6% increase in average operational truck count. Additionally, weekly Revenue xFSR per tractor increased 1.0% to $3,204 due to improvements in pricing, utilization and deadhead.
Dedicated Operating Income — Dedicated operating income increased by $2.8 million, or 24.4%, for the three months ended March 31, 2015, as compared to the same period in 2014. Dedicated Adjusted Operating Ratio remained flat for the three months ended March 31, 2015, as compared to the same period in 2014. In addition to the favorable revenue impact of increases in average operational truck count and weekly Revenue xFSR per tractor, Adjusted Operating Ratio was favorably impacted by recently implemented safety initiatives that resulted in a slight reduction in our insurance and claims expense as a percentage of Revenue xFSR. These improvements were offset by increases in driver wages and owner-operator contracted pay rates. The fuel benefit from declining fuel prices had a limited impact on the Dedicated segment because many of our Dedicated contracts have unique fuel recovery characteristics that drive consistency in net fuel expense between periods, as compared to our over-the-road Truckload contracts.
Central Refrigerated Segment

	Three Months Ended March 31,
	2015	2014
	(Dollars and miles in thousands, except per tractor amounts)
Operating revenue	$95,568	$106,763
Operating income	$4,799	$2,420
Operating Ratio	95.0%	97.7%
Adjusted Operating Ratio	94.1%	97.1%
Weekly Revenue xFSR per tractor	$3,405	$3,235
Total loaded miles	41,880	42,757
Deadhead miles percentage	14.0%	14.0%
Average operational truck count:
Company	1,263	1,057
Owner-Operator	589	955
Total	1,852	2,012

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

The following table is a GAAP to non-GAAP reconciliation for the Central Refrigerated segment's Adjusted Operating Ratio:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Operating revenue	$95,568	$106,763
Less: Fuel surcharge revenue	14,468	23,177
Revenue xFSR	81,100	83,586

Operating expense	90,769	104,343
Adjusted for: Fuel surcharge revenue	(14,468)	(23,177)
Adjusted operating expense	76,301	81,166
Adjusted operating income	$4,799	$2,420
Adjusted Operating Ratio	94.1%	97.1%
Central Refrigerated Revenue — Central Refrigerated operating revenue decreased by $11.2 million, or 10.5%, for the three months ended March 31, 2015, as compared to the same period in 2014. Revenue xFSR decreased by $2.5 million, or 3.0%, for the three months ended March 31, 2015, as compared to the same period in 2014, which was driven by an 8.0% reduction in average operational truck count, partially offset by a 5.3% increase in weekly Revenue xFSR per tractor. The increase in weekly Revenue xFSR per tractor was comprised of a 6.4% increase in loaded miles per tractor per week, partially offset by a 0.9% decrease in Revenue xFSR per loaded mile. Due to the unique requirements of a large Central Refrigerated dedicated customer account, as well as a lack of attaining profitability targets, we discontinued servicing the account, effective January 31, 2015. This account had a much lower average length of haul, higher deadhead and much higher Revenue xFSR per loaded mile, compared to other customer accounts. Excluding the impact of this dedicated account, Revenue xFSR per loaded mile increased by 4.7% for the three months ended March 31, 2015, as compared to the same period in 2014. Further impacts to these metrics are expected in the three months ended June 30, 2015.
Central Refrigerated Operating Income — Central Refrigerated operating income increased by $2.4 million, or 98.3%, for the three months ended March 31, 2015, as compared to the same period in 2014. Adjusted Operating Ratio improved by 300 basis points, which was driven by increased loaded miles per tractor per week and lower fuel prices, partially offset by increased insurance and claims expense.
Intermodal Segment

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Operating revenue	$90,354	$91,313
Operating loss	$(1,243)	$(926)
Operating Ratio	101.4%	101.0%
Adjusted Operating Ratio	101.6%	101.3%
Average operational truck count:
Company	481	378
Owner-Operator	87	73
Total	568	451
Load count	41,940	38,603
Average container count	9,150	8,717

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

The following table is a GAAP to non-GAAP reconciliation for the Intermodal segment's Adjusted Operating Ratio:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Operating revenue	$90,354	$91,313
Less: Fuel surcharge revenue	13,090	18,364
Revenue xFSR	77,264	72,949

Operating expense	91,597	92,239
Adjusted for: Fuel surcharge revenue	(13,090)	(18,364)
Adjusted operating expense	78,507	73,875
Adjusted operating loss	$(1,243)	$(926)
Adjusted Operating Ratio	101.6%	101.3%
Intermodal Revenue — Intermodal operating revenue decreased by $1.0 million, or 1.1%, for the three months ended March 31, 2015, as compared to the same period in 2014. Intermodal Revenue xFSR increased by $4.3 million, or 5.9%, for the three months ended March 31, 2015, as compared to the same period in 2014, driven by an 8.6% increase in load counts. COFC loads increased by 16.1%, while TOFC loads decreased by 59.0%, as we shifted away from the unprofitable refrigerated TOFC business. Revenue xFSR per load decreased 2.5% due to the mix shift to COFC from TOFC, as well as the slowdown of West Coast volumes resulting from the port labor disruptions. As such our East Coast volumes represented a larger portion of the total, reducing our average length of haul, which in turn reduced our average revenue per load.
Intermodal Operating Loss — Intermodal operating loss increased by $0.3 million, or 34.2%, for the three months ended March 31, 2015, as compared to the same period in 2014. Intermodal Adjusted Operating Ratio deteriorated by 30 basis points for the three months ended March 31, 2015, as compared to the same period in 2014. The West Coast port issues resulted in an increased usage of lower-priced spot business off of the West Coast, in an effort to keep our container network balanced. The impact of the West Coast port issues, relative to the Intermodal fleet size significantly impacted profitability in this segment, but was partially offset by a 10.6% improvement in container turns, as well as improvements in dray efficiency and safety trends.
Non-reportable Segment

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Operating revenue	$91,622	$75,666
Operating income	245	1,239
Non-reportable Segment Revenue — Operating revenue within our non-reportable segment increased by $16.0 million, or 21.1%, for the three months ended March 31, 2015, as compared to the same period in 2014. This was primarily driven by growth in our logistics business, increased services to owner-operators and an increase in intercompany leasing between our IEL subsidiary and our Truckload and Dedicated segments.
Non-reportable Segment Operating Income — Operating income within our non-reportable segment decreased by $1.0 million, or 80.2%, for the three months ended March 31, 2015, as compared to the same period in 2014.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Results of Operations — Consolidated Operating and Other Expenses

Salaries, Wages and Employee Benefits

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Salaries, wages and employee benefits	$261,654	$229,366
% of Revenue xFSR	29.2%	28.1%
% of Operating revenue	25.8%	22.7%
Salaries, wages and employee benefits expense increased by $32.3 million, or 14.1%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase was primarily due to an 11.5% increase in total miles driven by company drivers, as well as driver pay rate increases. Specifically, on August 4, 2014, the Company implemented a significant increase in company driver wages per mile to improve its recruitment and retention of drivers.
Effective May 1, 2015, we enacted a material, targeted wage increase for company drivers. The compensation paid to our company drivers and other employees may increase further in future periods as the economy strengthens and other employment alternatives become more available.
Operating Supplies and Expenses

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Operating supplies and expenses	$94,204	$80,825
% of Revenue xFSR	10.5%	9.9%
% of Operating revenue	9.3%	8.0%
Operating supplies and expenses increased by $13.4 million, or 16.6%, for the three months ended March 31, 2015, as compared to the same period in 2014. As a percentage of Revenue xFSR, operating supplies and expenses increased by 60 basis points. The increase was primarily due to increases in recruiting and training expenses, equipment maintenance expenses and toll expenses.
We believe that the market for drivers has tightened. As a result, hiring expenses, including recruiting and advertising, which are included in operating supplies and expenses, have increased. We expect that these expenses will continue to increase from our focused efforts in attracting a sufficient amount of qualified drivers to operate our fleet.
Fuel Expense

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Fuel expense	$106,907	$156,022
% of Operating revenue	10.5%	15.5%
Fuel expense was decreased by $49.1 million, or 31.5%, for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease was from a combination of declining fuel prices and improved fuel efficiency, partially offset by an increase in the number of miles driven by company drivers.
Purchased Transportation

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Purchased transportation expense	$288,811	$319,169
% of Operating revenue	28.5%	31.6%
Purchased transportation expense, which includes payments made to owner-operators, rail partners and other third parties for their services, decreased by $30.4 million, or 9.5%, for the three months ended March 31, 2015, as compared to the same period in

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

2014. The decrease was primarily attributed to declining fuel prices, which reduced fuel reimbursements to our owner-operators and other third parties, as well as fewer miles driven by our owner-operators. This was partially offset by an increase in owner-operator contracted pay rates and growth in our logistics and intermodal businesses.
Effective May 1, 2015, we enacted a material, targeted increase in contracted pay rates for our owner-operators. Contracted pay rates for our owner-operators may increase further in future periods as the economy strengthens and other employment alternatives become more available.
Insurance and Claims

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Insurance and claims	$44,307	$42,448
% of Revenue xFSR	5.0%	5.2%
% of Operating revenue	4.4%	4.2%
Insurance and claims expense increased by $1.9 million, or 4.4%, for the three months ended March 31, 2015, as compared to the same period in 2014. As a percentage of Revenue xFSR, insurance and claims expense decreased by 20 basis points, but remained elevated, due to higher claims frequency trends related to severe weather conditions.
Rental Expense and Depreciation and Amortization of Property and Equipment
We believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment for analytical purposes because the mix of our leased versus owned tractors varies from period to period.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Rental expense	$61,975	$51,719
Depreciation and amortization of property and equipment	56,927	56,175
Rental expense and depreciation and amortization of property and equipment	$118,902	$107,894
% of Revenue xFSR	13.3%	13.2%
% of Operating revenue	11.7%	10.7%
Rental expense and depreciation and amortization of property and equipment increased by $11.0 million, or 10.2%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase was primarily due to growth in the number of tractors and trailers in our fleet, higher replacement costs of revenue equipment, and an increase in the amount of leased equipment. As a percentage of Revenue xFSR, rental expense and depreciation and amortization of property and equipment remained relatively consistent with the same period in 2014.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Consolidated revenue equipment was comprised of the following:

	As of
	March 31, 2015	December 31, 2014	March 31, 2014
Tractors:
Company:
Owned	6,476	6,083	6,464
Leased — capital leases	1,655	1,700	1,791
Leased — operating leases	6,549	6,099	5,017
Total company tractors	14,680	13,882	13,272
Owner-operator:
Financed through the Company	3,836	4,204	4,526
Other	1,019	750	572
Total owner-operator tractors	4,855	4,954	5,098
Total tractors	19,535	18,836	18,370
Trailers	61,780	61,652	58,074
Containers	9,150	9,150	8,717
Gain on Disposal of Property and Equipment

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Gain on disposal of property and equipment	$3,932	$3,159
Gain on disposal of property and equipment increased by $0.8 million, or 24.5%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.
Interest Expense

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Interest expense	$10,388	$23,225
Interest expense, which is comprised of debt interest expense and amortization of deferred financing costs and original issue discount, decreased by $12.8 million, or 55.3%, for the three months ended March 31, 2015, as compared to the same period in 2014. This was driven by the call of the Senior Notes in November 2014, lower debt balances, and more favorable interest rates and terms from the replacement of the 2013 Agreement with the 2014 Agreement.
Derivative Interest Expense

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Derivative interest expense	$2,793	$1,653
Derivative interest expense for the three months ended March 31, 2015 and 2014 reflects losses reclassified from AOCI into net income from the effective portion of cash flow hedges, as well as the income effect of mark-to-market adjustments and current settlements of interest rate swaps, which were de-designated in February 2013.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Loss on Debt Extinguishment

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Loss on debt extinguishment	$—	$2,913
For the three months ended March 31, 2015, the Company did not extinguish any debt. In March 2014, the Company used cash on hand to repurchase $23.8 million in principal of its Senior Notes, priced at 110.70%, in an open market transaction. Including principal, premium and accrued interest, the Company paid $27.1 million. The repurchase of the Senior Notes resulted in a loss on debt extinguishment of $2.9 million, representing the write-off of the unamortized original issue discount.
Non-cash Impairments of Non-operating Assets

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Non-cash impairments of non-operating assets	$1,480	$—
In September 2013, the Company agreed to advance up to $2.3 million, pursuant to an unsecured promissory note, to an independent fleet contractor that transported freight on Swift's behalf. In March 2015, management became aware that the independent contractor violated various covenants outlined in the unsecured promissory note, which created an event of default that made the principal and accrued interest immediately due and payable. As a result of this event of default, as well as an overall decline in the independent contractor's financial condition, management re-evaluated the fair value of the unsecured promissory note. As of March 31, 2015, management determined that the remaining balance due from the independent contractor to the Company was not collectible, which resulted in a $1.5 million pre-tax adjustment that was recorded in "Non-cash impairments of non-operating assets" in the Company's consolidated income statements.
Income Tax Expense

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Income tax expense	$23,691	$7,704
The effective tax rate for the three months ended March 31, 2015 and March 31, 2014 was 38.5%, as expected.
Liquidity and Capital Resources

Sources of Liquidity
The following table presents our available sources of liquidity as of March 31, 2015 (in thousands):

Source	Amount
Cash and cash equivalents, excluding restricted cash	$68,736
Availability under revolving line of credit due June 2019 (1)	349,703
Availability under 2013 RSA (2)	40,400
Total unrestricted liquidity	$458,839
Restricted cash (3)	61,692
Restricted investments, held to maturity, amortized cost (3)	18,286
Total liquidity, including restricted cash and restricted investments	$538,817
____________

(1)
As of March 31, 2015, we had no borrowings and $100.3 million in letters of credit, primarily related to workers' compensation and self-insurance liabilities, under our $450.0 million revolving credit facility, leaving $349.7 million available.

(2)	Based on eligible receivables at March 31, 2015, our borrowing base for the 2013 RSA was $334.4 million, while outstanding borrowings were $294.0 million.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

(3)	Restricted cash and restricted short-term investments are primarily held by our captive insurance companies for claims payments.
Uses of Liquidity
Our business requires substantial amounts of cash for operating expenses, capital expenditures, other assets, working capital changes, principal and interest payments on our obligations, tax payments and letters of credit required for insurance.
When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet and fund growth in our revenue equipment fleet. We expect net cash capital expenditures of approximately $305 million to $330 million for 2015. Further, we expect to continue to obtain a portion of our equipment under operating and capital leases, which are not reflected as net cash capital expenditures. In addition, we believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant. Beyond 2015, we expect our net capital expenditures to remain substantial.
We believe we can finance our expected cash needs, including debt repayment, for at least the next twelve months with cash flows from operations, borrowings under our revolving credit facility, borrowings under our 2013 RSA, and lease financing. Over the long-term, we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing, or equity capital. The availability of financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions. If such additional borrowings, lease financing, or equity capital is not available at the time we need to access such funds, then we may be required to utilize the revolving credit facility (if not then fully drawn), extend the maturity of then-outstanding indebtedness, rely on alternative financing arrangements, or engage in asset sales.
There can be no assurance that we will be able to incur additional debt under our existing financial arrangements to satisfy our ongoing capital requirements. However, we believe the combination of our expected cash flows, financing available through new equipment leases which are not subject to debt incurrence baskets, available funds under the 2013 RSA, and availability under our revolving credit facility will be sufficient to fund our expected capital expenditures for at least the next twelve months.
Material Debt Agreements
As of March 31, 2015, we had $1.4 billion in material debt obligations at the following carrying values:

•	$494.4 million: Term Loan A, due June 2019

•	$395.1 million: Term Loan B, due June 2021, net of $0.9 million OID

•	$294.0 million: 2013 RSA outstanding borrowings

•	$199.7 million: Capital lease obligations

•	$ 10.1 million: Other
As of December 31, 2014, we had $1.5 billion in material debt obligations at the following carrying values:

•	$500.0 million: Term Loan A, due June 2019

•	$396.1 million: Term Loan B, due June 2021, net of $0.9 million OID

•	$334.0 million: 2013 RSA outstanding borrowings

•	$201.0 million: Capital lease obligations

•	$ 57.0 million: Revolver

•	$ 7.0 million: Other
Key terms and other details regarding our material debt agreements are discussed in Notes 5, 6, and 7 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Cash Flows
The following table summarizes our cash flow activities for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

	Three Months Ended March 31,
	2015	2014	2015 vs 2014
	(In thousands)
Net cash provided by operating activities	$128,157	$76,157	$52,000
Net cash used in investing activities	(56,614)	(25,203)	(31,411)
Net cash used in financing activities	(107,939)	(64,034)	(43,905)
Net Cash Provided by Operating Activities — Factors affecting the $52.0 million increase in net cash provided by operating activities for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, are depicted in the following cash flow waterfall analysis:
Favorable Variances:

(1)
$61.4 million increase in cash flows related to changes within accounts receivable. This increase in net cash provided by changes in accounts receivable was primarily related to the timing of collections during the three months ended March 31, 2015, as compared to the same period in 2014.

(2)	$28.8 million increase in operating income, driven by the factors discussed in "Results of Operations — Segment Review" and "Results of Operations — Consolidated Operating and Other Expenses," above.
Unfavorable Variances:

(3)
$33.8 million decrease in cash flows related to changes within accounts payable, accrued and other liabilities. This decrease in cash flows was primarily related to the timing of payments to vendors, claims payments and payments to owner-operators during the three months ended March 31, 2015, as compared to the same period in 2014.

(4)	The remaining $4.4 million decrease is related to various factors that had an immaterial impact on net cash provided by operating activities, individually and in aggregate.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Net Cash Used in Investing Activities — Factors affecting the $31.4 million increase in net cash used in investing activities for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, are depicted in the following cash flow waterfall analysis:
Favorable Variance:

(1)
$6.3 million decrease in net cash used for investing in held-to-maturity securities. Proceeds from maturities of restricted investments increased by $4.7 million and purchases of investments decreased by $1.6 million for the three months ended March 31, 2015, as compared to the same period in 2014.

Unfavorable Variances:

(2)
$19.9 million increase in cash flows used in investing activities related to the change in restricted cash balances. During the three months ended March 31, 2015, restricted cash increased by $16.1 million, primarily due to premiums paid to our captive insurance companies. During the three months ended March 31, 2014, the restricted cash balance decreased by $3.8 million.

(3)	$15.1 million decrease in proceeds from sale of property and equipment.

(4)	The remaining $2.8 million unfavorable variance is related to various factors that had an immaterial impact on net cash used in investing activities, individually and in aggregate.
Net Cash Used in Financing Activities — Factors affecting the $43.9 million increase in net cash used in financing activities for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 are depicted in the following cash flow waterfall analysis:

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Favorable Variances:

(1)
$27.2 million decrease in net cash used for repayments of long-term debt and capital lease obligations. During the three months ended March 31, 2015, the Company repaid $19.3 million in long-term debt and capital lease obligations, including $8.0 million in repayments that were primarily related to its Term Loan A and Term Loan B. During the three months ended March 31, 2014, the Company repaid $46.5 million in long-term debt and capital lease obligations, including a $23.8 million repurchase of its Senior Notes, $10.1 million repayment of its Term Loan B-1 of the 2013 Agreement, and $2.4 million in repayments of other debt balances.

(2)
The remaining $3.9 million favorable variance is related to $4.5 million in proceeds received from long-term debt, partially offset by other factors that had an immaterial impact on net cash used in financing activities, individually and in aggregate.

Unfavorable Variances:

(3)
$40.0 million increase in net repayments on the revolving credit facility. During the three months ended March 31, 2015, the Company repaid $57.0 million on the revolving credit facility, as compared to the three months ended March 31, 2014, when the Company repaid $17.0 million on the revolving credit facility.

(4)
$35.0 million increase in net repayments on the 2013 RSA. During the three months ended March 31, 2015, the Company repaid $50.0 million on the 2013 RSA, which was partially offset by $10.0 million in proceeds from advances. During the three months ended March 31, 2014, the Company repaid $5.0 million on the 2013 RSA.

Working Capital
As of March 31, 2015 and December 31, 2014, we had a working capital surplus of $291.5 million and $378.2 million, respectively.
Capital and Operating Leases
In addition to our net cash capital expenditures, we enter into lease agreements to acquire revenue equipment, including tractors and trailers. Our tractor and trailer lease acquisitions and terminations were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Gross value of revenue equipment acquired with:
Capital leases	$9,988	$—
Operating leases	38,661	85,808
Originating value of terminated revenue equipment leases:
Capital leases	$—	$30,558
Operating leases	7,979	46,160
Contractual Obligations
Refer to "Liquidity and Capital Resources," above, and "Off Balance Sheet Arrangements," below, for details on changes in our contractual obligations during the three months ended March 31, 2015. Aside from these items, there were no material changes to the contractual obligations table, which was included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off Balance Sheet Arrangements
We lease 10,385 tractors under operating leases, which includes 6,549 company tractors and 3,836 owner-operator tractors financed by the Company. Operating leases have been an important source of financing for our revenue equipment. In accordance with ASC Topic 840, Leases, property and equipment held under operating leases are not reflected on our consolidated balance sheets. All expenses related to operating leases and related liabilities are reflected in our consolidated income statements under “Rental expense.” Rental expense was $62.0 million for the three months ended March 31, 2015, compared with $51.7 million in the three months ended March 31, 2014.

As of March 31, 2015, the Company had commitments outstanding to acquire revenue equipment for the remainder of 2015 for approximately $705.5 million ($569.4 million of which were tractor commitments) and in 2016 to 2017 for approximately $380.5 million (all of which were tractor commitments). The Company generally has the option to cancel tractor purchase orders with 60 to 90 days notice prior to the scheduled production, although the notice period has lapsed for approximately 31.3% of the tractor commitments outstanding as of March 31, 2015. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

As of March 31, 2015, the Company had outstanding purchase commitments of approximately $8.6 million for facilities and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
Seasonality
In the truckload industry, results of operations generally show a seasonal pattern. As customers ramp up for the holiday season at year-end, the late third and fourth quarters have historically been our strongest volume quarters. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter for us than the other three quarters. In recent years, the macro consumer buying patterns combined with shippers’ supply chain management, which historically contributed to the fourth quarter “peak” season, continued to evolve. As a result, our fourth quarter 2014, 2013 and 2012 volumes were more evenly disbursed throughout the quarter rather than peaking early in the quarter. In the eastern and mid-western United States, and to a lesser extent in the western United States, during the winter season our equipment utilization typically declines and our operating expenses generally increase, with fuel efficiency declining because of engine idling and severe weather sometimes creating higher accident frequency, increased claims, and more equipment repairs. Our revenue may also be affected by holidays as a result of curtailed operations or vacation shutdowns, because our revenue is directly related to available working days of shippers. From time to time, we also suffer short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could add volatility to, or harm, our results of operations.
Inflation
Inflation can have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increase. However, the effect of inflation has been minor in recent years.
Recently Issued Accounting Pronouncements
See Note 2 under Part I, Item 1: Financial Statements in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that could have an impact on our consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have interest rate exposure arising from our 2014 Agreement, 2013 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the first lien term loan B tranche is mitigated due to a minimum LIBOR rate of 0.75%. We manage interest rate exposure through a mix of variable- and fixed-rate debt (weighted average rate of 2.3% before applicable margin). Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $10.0 million, considering the effect of the minimum LIBOR rate on the first lien term loan B tranche.
We have commodity exposure with respect to fuel used in company tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, decreased from an average of $3.962 per gallon for the three months ended March 31, 2014 to an average of $2.916 per gallon for the three months ended March 31, 2015. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of March 31, 2015 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 9 of the notes to our consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the period ended March 31, 2015 and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 should be carefully considered as these risk factors could materially affect our business, financial condition, future results and/or our ability to maintain compliance with our debt covenants. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, operating results and/or our ability to maintain compliance with our debt covenants.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

10.1	Second Amendment to Amended and Restated Receivables Purchase Agreement	Filed herewith

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SWIFT TRANSPORTATION COMPANY

Date:	May 6, 2015	/s/ Jerry Moyes
Jerry Moyes
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2015	/s/ Virginia Henkels
Virginia Henkels
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)