Form 10-Q
period 2015-06-30
SWIFT TRANSPORTATION Co
filed 2015-08-05
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
Form 10-Q
  _____________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant’s Class A common stock as of 7/31/2015 was 91,813,740 and the number of outstanding shares of the registrant’s Class B common stock as of 7/31/2015 was 50,991,938.

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

2007 Transactions
In April 2007, Jerry Moyes and his wife contributed their ownership of all of the issued and outstanding shares of IEL to Swift Corporation in exchange for additional Swift Corporation shares. In May 2007, the Moyes Affiliates, contributed their shares of Swift Transportation Co., Inc. common stock to Swift Corporation in exchange for additional Swift Corporation shares. Swift Corporation then completed its acquisition of Swift Transportation Co., Inc. through a merger on May 10, 2007, thereby acquiring the remaining outstanding shares of Swift Transportation Co., Inc. common stock. Upon completion of the 2007 Transactions, Swift Transportation Co., Inc. became a wholly-owned subsidiary of Swift Corporation. At the close of the market on May 10, 2007, the common stock of Swift Transportation Co, Inc. ceased trading on NASDAQ.

2011 RSA	The Company's previous Receivables Sale Agreement, entered into in 2011, with unrelated financial entities
2013 Agreement	The Company's Second Amended and Restated Credit Agreement, replaced by the 2014 Agreement
2013 RSA	Second Amended and Restated Receivables Sale Agreement, entered into in 2013 by SRCII, with unrelated financial entities, "The Purchasers"
2014 Agreement	The Company's Third Amended and Restated Credit Agreement
2015 Agreement	The Company's Fourth Amended and Restated Credit Agreement
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Central	Central Refrigerated Transportation, LLC (formerly Central Refrigerated Transportation, Inc.)
COFC	Container on Flat Car
CSA	Compliance Safety Accountability
Deadhead	Tractor movement without hauling freight (unpaid miles driven)
DOE	United States Department of Energy
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IEL	Interstate Equipment Leasing, LLC (formerly Interstate Equipment Leasing, Inc.)
IPO	Initial Public Offering
LIBOR	London InterBank Offered Rate
Moyes Affiliates	Jerry Moyes, The Jerry and Vickie Moyes Family Trust dated December 11, 1987, and various Moyes children’s trusts
NASDAQ	National Association of Securities Dealers Automated Quotations
NLRB	National Labor Relations Board
OID	Original Issue Discount
Revenue xFSR	Revenue, Excluding Fuel Surcharge Revenue
Revolver	Revolving line of credit
SEC	United States Securities and Exchange Commission
Senior Notes	The Company's previously outstanding senior secured second priority notes
SRCII	Swift Receivables Company II, LLC
The Purchasers	Unrelated financial entities in the 2013 RSA, which was entered into by SRCII
Term Loan A	The Company's first lien term loan A under the 2014 Agreement
Term Loan B	The Company's first lien term loan B under the 2014 Agreement
TOFC	Trailer on Flat Car

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$53,651	$105,132
Restricted cash	64,309	45,621
Restricted investments, held to maturity, amortized cost	18,284	24,510
Accounts receivable, net	451,799	478,999
Equipment sales receivable	—	288
Income tax refund receivable	4,399	18,455
Inventories and supplies	18,633	18,992
Assets held for sale	8,049	2,907
Prepaid taxes, licenses, insurance and other	47,137	51,441
Deferred income taxes	39,348	44,861
Current portion of notes receivable	9,093	9,202
Total current assets	714,702	800,408
Property and equipment, at cost:
Revenue and service equipment	2,194,255	2,061,835
Land	127,865	122,835
Facilities and improvements	263,645	268,025
Furniture and office equipment	78,809	67,740
Total property and equipment	2,664,574	2,520,435
Less: accumulated depreciation and amortization	1,049,974	978,305
Net property and equipment	1,614,600	1,542,130
Other assets	34,928	41,855
Intangible assets, net	291,526	299,933
Goodwill	253,256	253,256
Total assets	$2,909,012	$2,937,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,438	$160,186
Accrued liabilities	114,171	100,329
Current portion of claims accruals	74,465	81,251
Current portion of long-term debt	30,860	31,445
Current portion of capital lease obligations	52,499	42,902
Fair value of interest rate swaps	2,213	6,109
Total current liabilities	397,646	422,222
Revolving line of credit	—	57,000
Long-term debt, less current portion	858,879	871,615
Capital lease obligations, less current portion	203,447	158,104
Claims accruals, less current portion	148,559	143,693
Deferred income taxes	464,206	480,640
Securitization of accounts receivable	264,000	334,000
Other liabilities	181	14
Total liabilities	2,336,918	2,467,288
Commitments and Contingencies (Notes 8 and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 91,743,286 and 91,103,643 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	917	911
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 50,991,938 shares issued and outstanding as of June 30, 2015 and December 31, 2014	510	510
Additional paid-in capital	791,776	781,124
Accumulated deficit	(221,223)	(310,017)
Accumulated other comprehensive income (loss)	12	(2,336)
Noncontrolling interest	102	102
Total stockholders’ equity	572,094	470,294
Total liabilities and stockholders’ equity	$2,909,012	$2,937,582
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Operating revenue:
Revenue, excluding fuel surcharge revenue	$935,899	$876,337	$1,830,763	$1,693,336
Fuel surcharge revenue	123,505	199,561	243,785	391,008
Operating revenue	1,059,404	1,075,898	2,074,548	2,084,344
Operating expenses:
Salaries, wages and employee benefits	276,326	238,093	537,980	467,459
Operating supplies and expenses	91,147	84,077	185,351	164,902
Fuel	116,668	153,677	223,575	309,699
Purchased transportation	294,677	340,249	583,488	659,418
Rental expense	59,846	56,135	121,821	107,854
Insurance and claims	42,206	33,321	86,513	75,769
Depreciation and amortization of property and equipment	60,415	54,791	117,342	110,966
Amortization of intangibles	4,203	4,203	8,407	8,407
Gain on disposal of property and equipment	(10,230)	(8,312)	(14,162)	(11,471)
Communication and utilities	7,399	7,716	14,898	14,886
Operating taxes and licenses	18,271	17,926	35,859	36,263
Total operating expenses	960,928	981,876	1,901,072	1,944,152
Operating income	98,476	94,022	173,476	140,192
Other expenses (income):
Interest expense	10,109	21,453	20,497	44,678
Derivative interest expense	1,111	1,618	3,904	3,271
Interest income	(591)	(692)	(1,178)	(1,458)
Loss on debt extinguishment	—	6,990	—	9,903
Non-cash impairments of non-operating assets	—	—	1,480	—
Legal settlement	6,000	—	6,000	—
Other	(984)	(710)	(1,589)	(1,574)
Total other expenses (income), net	15,645	28,659	29,114	54,820
Income before income taxes	82,831	65,363	144,362	85,372
Income tax expense	31,877	25,165	55,568	32,869
Net income	$50,954	$40,198	$88,794	$52,503
Basic earnings per share	$0.36	$0.28	$0.62	$0.37
Diluted earnings per share	$0.35	$0.28	$0.62	$0.37
Shares used in per share calculations:
Basic	142,540	141,308	142,371	141,143
Diluted	144,212	143,393	144,182	143,265
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$50,954	$40,198	$88,794	$52,503
Accumulated losses on derivatives reclassified to derivative interest expense	1,969	1,482	3,817	2,796
Other comprehensive income before income taxes	1,969	1,482	3,817	2,796
Income tax effect of items within other comprehensive income	(758)	(571)	(1,469)	(1,077)
Other comprehensive income, net of income taxes	1,211	911	2,348	1,719
Total comprehensive income	$52,165	$41,109	$91,142	$54,222
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
	(In thousands, except per share data)
Balances, December 31, 2014	91,103,643	$911	50,991,938	$510	$781,124	$(310,017)	$(2,336)	$102	$470,294
Common stock issued under stock plans	617,254	6			4,730				4,736
Stock-based compensation expense					2,883				2,883
Excess tax benefits from stock-based compensation					2,460				2,460
Shares issued under employee stock purchase plan	22,389	—			579				579
Net income						88,794			88,794
Other comprehensive income, net of income taxes							2,348		2,348
Balances, June 30, 2015	91,743,286	$917	50,991,938	$510	$791,776	$(221,223)	$12	$102	$572,094
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$88,794	$52,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	125,749	119,373
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	5,228	5,077
Gain on disposal of property and equipment less write-off of totaled tractors	(13,507)	(10,522)
Impairments	1,480	—
Deferred income taxes	(12,636)	(25,538)
Provision for losses on accounts receivable	3,612	1,604
Non-cash loss on debt extinguishment and write-offs of deferred financing costs and original issue discount	—	9,903
Non-cash equity compensation	2,883	2,353
Excess tax benefits from stock-based compensation	(2,460)	(1,835)
Income effect of mark-to-market adjustment of interest rate swaps	(325)	(43)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	23,588	(43,526)
Inventories and supplies	359	(2,334)
Prepaid expenses and other current assets	18,360	28,128
Other assets	4,551	6,556
Accounts payable, accrued and other liabilities	2,527	41,784
Net cash provided by operating activities	248,203	183,483
Cash flows from investing activities:
Increase in restricted cash	(18,688)	(1,982)
Proceeds from maturities of investments	20,975	19,642
Purchases of investments	(14,825)	(19,755)
Proceeds from sale of property and equipment	46,663	77,088
Capital expenditures	(166,697)	(135,068)
Payments received on notes receivable	3,536	2,226
Expenditures on assets held for sale	(11,461)	(1,991)
Payments received on assets held for sale	4,299	13,603
Payments received on equipment sale receivables	12	385
Net cash used in investing activities	(136,186)	(45,852)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(48,777)	(707,386)
Proceeds from long-term debt	4,504	450,000
Net (repayments) borrowings on revolving line of credit	(57,000)	82,000
Borrowings under accounts receivable securitization	25,000	95,000
Repayment of accounts receivable securitization	(95,000)	(40,000)
Payment of deferred loan costs	—	(10,541)
Proceeds from common stock issued	5,315	5,811
Excess tax benefits from stock-based compensation	2,460	1,835
Net cash used in financing activities	(163,498)	(123,281)
Net (decrease) increase in cash and cash equivalents	(51,481)	14,350
Cash and cash equivalents at beginning of period	105,132	59,178
Cash and cash equivalents at end of period	$53,651	$73,528

 See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,575	$49,331
Income taxes	50,807	22,041
Non-cash investing activities:
Equipment purchase accrual	$8,991	$19,916
Notes receivable from sale of assets	3,548	4,015
Equipment sales receivables	—	453
Non-cash financing activities:
Capital lease additions	$85,821	$38,043
Accrued deferred loan costs	—	1,433
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
Description of Business
Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. As of June 30, 2015, the Company's fleet of revenue equipment included 20,667 tractors (comprised of 15,727 company tractors and 4,940 owner-operator tractors), 63,142 trailers and 9,150 intermodal containers. The Company’s four reportable segments are Truckload, Dedicated, Central Refrigerated and Intermodal.
Seasonality
In the truckload industry, results of operations generally show a seasonal pattern. As customers ramp up for the holiday season at year-end, the late third and fourth quarters have historically been the Company's strongest volume quarters. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter than the other three quarters. In recent years, the macro consumer buying patterns combined with shippers’ supply chain management, which historically contributed to the fourth quarter "peak" season, continued to evolve. As a result, the Company's fourth quarter 2014, 2013 and 2012 volumes were more evenly disbursed throughout the quarter rather than peaking early in the quarter. In the eastern and mid-western United States, and to a lesser extent in the western United States, during the winter season the Company's equipment utilization typically declines and operating expenses generally increase, with fuel efficiency declining because of engine idling and severe weather sometimes creating higher accident frequency, increased claims, and more equipment repairs. Revenue may also be affected by holidays as a result of curtailed operations or vacation shutdowns, because the Company's revenue is directly related to available working days of shippers. From time to time, the Company also suffers short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could add volatility to, or harm, the Company's results of operations.
Basis of Presentation
The consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The consolidated financial statements include the accounts of Swift Transportation Company and its wholly-owned subsidiaries. In management's opinion, these consolidated financial statements were prepared in accordance with principles generally accepted in the United States and include all adjustments necessary for the fair presentation of the periods presented.
Changes in Presentation
Beginning in 2015, the Company separately presents excess tax benefits from stock-based compensation within "Net cash provided by operating activities" in the consolidated statements of cash flows. The prior period presentation has been retrospectively adjusted to reclassify the amount out of "Accounts payable, accrued and other liabilities" and into the new line item "Excess tax benefits from stock-based compensation."  The change in presentation has no net impact on "Net cash provided by operating activities."
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
Note 2 — Recently Issued Accounting Pronouncements

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which amends ASC Topic 330, Inventory. The amendments in this ASU simplify subsequent measurement of inventory for all inventory measurement methods, except for last-in-first-out and retail inventory methods. Current guidance requires entities to measure inventory at the lower of cost or market. However, market could be the replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The new guidance requires entities to measure inventory at the lower of cost and net realizable value, instead of the

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

previously issued guidance of lower of cost or market. FASB defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively. Although early adoption is permitted, the Company expects to adopt this guidance at the beginning of 2017. However, due to the nature of the Company's inventory balances (spare parts, tires, fuel and supplies), inventory is predominantly stated at cost, which is consistently below net realizable value. As such, the amendments in this ASU are not expected to have a material impact on the Company's financial position or results of operations upon adoption.
In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC Subtopic 835-30, Interest — Imputation of Interest. The amendments in this ASU simplify the presentation of debt issuance costs and align the presentation with debt discounts. Entities will be required to present debt issuance costs as a direct deduction from the face amount of the related note, rather than as a deferred charge. Upon adoption, the amended guidance will affect Swift's classification of debt issuance costs, which are currently classified in "Other assets" in the consolidated balance sheets. The reclassification of debt issuance costs will effectively decrease "Other assets" and correspondingly decrease the respective long-term debt balances. The amendments in this ASU require retrospective application, with related disclosures for a change in accounting principle. Upon adoption, the Company will comply with these disclosure requirements by providing the nature and reason for the change, the transition method, a description of the adjusted prior period information and the effect of the change on the financial statement line items. For public business entities, the amendments in this ASU will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption is permitted; however, the Company expects to adopt this guidance at the beginning of 2016.
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
Note 3 — Restricted Investments

The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company’s restricted investments as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
United States corporate securities	$16,659	$2	$(6)	$16,655
Negotiable certificates of deposit	1,625	—	—	1,625
Total restricted investments	$18,284	$2	$(6)	$18,280

	December 31, 2014
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
United States corporate securities	$20,892	$2	$(10)	$20,884
Foreign corporate securities	1,503	—	—	1,503
Negotiable certificates of deposit	2,115	—	—	2,115
Total restricted investments	$24,510	$2	$(10)	$24,502

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

As of June 30, 2015, the contractual maturities of the restricted investments were one year or less. There were 11 securities and 24 securities that were in an unrealized loss position for less than twelve months as of June 30, 2015 and December 31, 2014, respectively. The Company did not recognize any impairment losses for the three or six months ended June 30, 2015 or 2014.
Note 4 — Goodwill and Other Intangible Assets

There were no goodwill impairments recorded during the three or six months ended June 30, 2015 or 2014. Intangible assets as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Customer Relationships:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(164,835)	(156,428)
Trade Name:
Gross carrying value	181,037	181,037
Intangible assets, net	$291,526	$299,933
The following table presents amortization of intangibles for the three and six months ended June 30, 2015 and 2014, related to intangible assets recognized in conjunction with the 2007 going private transaction and the previous intangible assets existing prior to the 2007 going private transaction (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization of intangible assets related to 2007 going private transaction	$3,912	$3,912	$7,824	$7,824
Amortization related to intangible assets existing prior to the 2007 going private transaction	291	291	583	583
Amortization of intangibles	$4,203	$4,203	$8,407	$8,407
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
As of June 30, 2015 and December 31, 2014, interest accrued on the aggregate principal balance at a rate of 0.8%. Program fees and unused commitment fees are recorded in interest expense in the Company's consolidated income statements. The Company incurred program fees of $0.9 million and $0.8 million, during the three months ended June 30, 2015 and 2014, respectively. The Company incurred program fees of $1.9 million and $1.6 million, during the six months ended June 30, 2015 and 2014, respectively.

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

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Debt and Financing

Other than the Company’s accounts receivable securitization, as discussed in Note 5, and its outstanding capital lease obligations as discussed in Note 7, the Company's long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
2014 Agreement: Term loan A, due June 2019	$488,000	$500,000
2014 Agreement: Term Loan B, net of $849 and $920 OID as of June 30, 2015 and December 31, 2014, respectively	394,151	396,080
Other	7,588	6,980
Long-term debt	889,739	903,060
Less: current portion of long-term debt	(30,860)	(31,445)
Long-term debt, less current portion	$858,879	$871,615
Revolver (1)	$—	$57,000
Long-term debt, including Revolver	$889,739	$960,060
____________

(1)	The Company had outstanding letters of credit, primarily related to workers' compensation and self-insurance liabilities, of $100.3 million at June 30, 2015 and December 31, 2014, under the Revolver.
Credit Agreement
The Company entered into the 2014 Agreement on June 9, 2014, which included a delayed-draw first lien Term Loan A tranche, a first lien Term Loan B tranche, and a revolving credit line. The following table presents the key terms of the 2014 Agreement (dollars in thousands):

Description	Term Loan A (4)	Term Loan B (4)	Revolver (2)(4)
Maximum borrowing capacity (3)	$500,000	$400,000	$450,000
Final maturity date	June 9, 2019	June 9, 2021	June 9, 2019
Interest rate base	LIBOR	LIBOR	LIBOR
LIBOR floor	—%	0.75%	—%
Interest rate minimum margin (1)	1.50%	2.75%	1.50%
Interest rate maximum margin (1)	2.25%	3.00%	2.25%
Minimum principal payment — amount	$5,625	$1,000	$—
Minimum principal payment — frequency	Quarterly	Quarterly	Once
Minimum principal payment — commencement date	March 31, 2015	June 30, 2014	June 30, 2019
____________

(1)
Interest rate margins for the Term Loan A, Term Loan B and Revolver are based on the Company's consolidated leverage ratio. As of June 30, 2015, interest accrues at 1.94% and 3.75% on the Term Loan A and Term Loan B, respectively. As of December 31, 2014, interest accrued at 2.16% and 3.75% on the Term Loan A and Term Loan B, respectively. Prior to January 1, 2015, the minimum and maximum interest rate margins on the Term Loan B were both 3.00%.

(2)
The commitment fee for the unused portion of the Revolver is also based on the Company's consolidated leverage ratio, and ranges from 0.25% to 0.35%. As of June 30, 2015, commitment fees on the unused portion of the Revolver accrue at 0.25% and outstanding letter of credit fees accrue at 1.75%. As of December 31, 2014, commitment fees on the unused portion of the Revolver accrued at 0.30% and outstanding letter of credit fees accrued at 2.00%.

(3)	As of June 30, 2015, the maximum borrowing capacities for the Term Loan A and Term Loan B were reduced to the face amounts outstanding of $488.0 million and $395.0 million, respectively.

(4)	On July 27, 2015, the Company entered into the 2015 Agreement, which replaced the 2014 Agreement. See Note 15 for further details.
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
Deferred Loan Costs and Loss on Debt Extinguishment
Deferred loan costs, reported in "Other assets" in the Company's consolidated balance sheets, were $9.2 million and $10.4 million, as of June 30, 2015 and December 31, 2014, respectively.
The Company did not incur any losses on debt extinguishment during the three or six months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company incurred $7.0 million and $9.9 million in losses on debt extinguishment. During the six months ended June 30, 2014, $5.2 million of the loss on debt extinguishment related to the replacement of the 2013 Agreement with the 2014 Agreement and $4.7 million related to the Company's repurchase of its Senior Notes.
Note 7 — Leases

The Company finances a portion of its revenue equipment under capital and operating leases and certain terminals under operating leases.

Capital — The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term. Certain leases contain renewal or fixed price purchase options. The present value of obligations under capital leases is included under "Current portion of capital lease obligations" and "Capital lease obligations, less current portion" in the consolidated balance sheets. As of June 30, 2015, the leases were collateralized by revenue equipment with a cost of $329.2 million and accumulated amortization of $75.5 million. As of December 31, 2014, the leases were collateralized by revenue equipment with a cost of $270.6 million and accumulated amortization of $68.0 million. Amortization of the equipment under capital leases is included in "Depreciation and amortization of property and equipment" in the Company’s consolidated income statements.
Operating — Rent expense related to operating leases was $59.8 million for the three months ended June 30, 2015 and $56.1 million for the three months ended June 30, 2014. Rent expense related to operating leases was $121.8 million for the six months ended June 30, 2015 and $107.9 million for the six months ended June 30, 2014.
Note 8 — Purchase Commitments

As of June 30, 2015, the Company had commitments outstanding to acquire revenue equipment for the remainder of 2015 of approximately $437.2 million ($341.4 million of which were tractor commitments) and in 2016 to 2017 for approximately $380.5 million (all of which were tractor commitments). The Company generally has the option to cancel tractor purchase orders with 60 to 90 days' notice prior to the scheduled production, although the notice period has lapsed for 36.1% of the tractor commitments outstanding as of June 30, 2015. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.
As of June 30, 2015, the Company had outstanding purchase commitments of approximately $4.9 million for facilities and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
Note 9 — Contingencies and Legal Proceedings

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
For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons, (1) the proceedings are in various stages; (2) damages have not been sought; (3) damages are unsupported and/or exaggerated; (4) there is uncertainty as to the outcome of pending appeals; and/or (5) there are significant factual issues to be resolved.  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.
Arizona Owner-operator Class Action Litigation
On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly-situated persons against Swift Transportation: Garza v. Swift Transportation Co., Inc., Case No. CV7-472 ("the Garza Complaint"). The putative class originally involved certain owner-operators who contracted with the Company under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that the Company should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied plaintiff’s petition for class certification. The plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14, 2008, the Company filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted the Company’s petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals, opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, the plaintiff renewed the motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. Upon certification, the Company filed a motion to compel arbitration, as well as filing numerous motions in the trial court urging dismissal on several other grounds including, but not limited to the lack of an employee as a class representative, and because the named owner-operator class representative only contracted with the Company for a three-month period under a one-year contract that no longer exists. In addition to these trial court motions, the Company also filed a petition for special action with the Arizona Court of Appeals, arguing that the trial court erred in certifying the class because the trial court relied upon the Court of Appeals ruling that was previously overturned by the Arizona Supreme Court. On April 7, 2011, the Arizona Court of Appeals declined jurisdiction to hear this petition for special action and the Company filed a petition for review to the Arizona Supreme Court. On August 31, 2011, the Arizona Supreme Court declined to review the decision of the Arizona Court of Appeals. In April 2012, the trial court issued the following rulings with respect to certain motions filed by Swift: (1) denied Swift’s motion to compel arbitration; (2) denied Swift’s request to decertify the class; (3) granted Swift’s motion that there is no breach of contract; and (4) granted Swift’s motion to limit class size based on statute of limitations. On November 13, 2014, the court denied plaintiff's motion to add new class representatives for the employee class and therefore the employee class remains without a plaintiff class representative. On March 18, 2015, the court denied Swift's two motions for summary judgment (1) to dismiss any claims related to the employee class since there is no class representative; and (2) to dismiss plaintiff's claim of breach of a duty of good faith and fair dealing. On July 14, 2015, the court granted Swift's motion to decertify the entire class. The Company intends to defend any appeal pursued by the plaintiff.
Ninth Circuit Owner-operator Misclassification Class Action Litigation
On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: Virginia VanDusen, John Doe 1 and Joseph Sheer, individually and on behalf of all other similarly-situated persons v. Swift Transportation Co., Inc., Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 9-CIV-10376 filed in the United States District Court for the Southern District of New York ("the Sheer Complaint"). The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act ("FLSA"), and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 450 other current or former owner-operators have joined this lawsuit. Upon Swift’s motion, the matter was transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, the plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On September 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the district court granted Swift’s motion to compel arbitration and ordered that the class action be stayed, pending the outcome of arbitration. The district court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The district court also denied plaintiff’s request to arbitrate the matter as a class.
The plaintiff filed a petition for a writ of mandamus to the Ninth Circuit Court of Appeals asking that the district court’s September 30, 2010 order be vacated. On July 27, 2011, the Ninth Circuit Court of Appeals denied the plaintiff’s petition for writ of mandamus and thereafter the district court denied plaintiff’s motion for reconsideration and certified its September 30, 2010 order. The plaintiffs filed an interlocutory appeal to the Ninth Circuit Court of Appeals to overturn the district court’s September 30, 2010 order to compel arbitration, alleging that the agreement to arbitrate is exempt from arbitration under Section 1 of the Federal Arbitration Act ("FAA") because the class of plaintiffs allegedly consists of employees exempt from arbitration agreements. On November 6, 2013, the Ninth Circuit Court of Appeals reversed and remanded, stating its prior published decision, "expressly held that a district court must determine whether an agreement for arbitration is exempt from arbitration under Section 1 of the FAA as a threshold matter." As a consequence of this determination by the Ninth Circuit Court of Appeals being different from a decision of the Eighth Circuit Court of Appeals on a similar issue, on February 4, 2014, the Company filed a petition for writ of certiorari to the United States Supreme Court to address whether the district court or arbitrator should determine whether the contract is an employment contract exempt from Section 1 of the Federal Arbitration Act. On June 16, 2014, the United States Supreme Court denied the Company’s petition for writ of certiorari. The matter remains pending in the district court and is currently in discovery. The Company has filed a writ of mandamus and appeal from the district court's order that effectively denies the Company's motion to compel arbitration. The writ and appeal were accepted by the Ninth Circuit and are proceeding simultaneously with discovery in the district court. The Company intends to vigorously defend against any proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
California Wage, Meal and Rest Employee Class Actions
On March 22, 2010, a class action lawsuit was filed by John Burnell, individually and on behalf of all other similarly-situated persons against Swift Transportation: John Burnell and all others similarly-situated v. Swift Transportation Co., Inc., Case No. CIVDS 1004377 filed in the Superior Court of the State of California, for the County of San Bernardino ("the Burnell Complaint"). On September 3, 2010, upon motion by Swift, the matter was removed to the United States District Court for the Central District of California, Case No. EDCV10-809-VAP. The putative class includes drivers who worked for Swift during the four years preceding the date of filing alleging that Swift failed to pay the California minimum wage, failed to provide proper meal and rest periods and failed to timely pay wages upon separation from employment. On April 9, 2013, the Company filed a motion for judgment on the pleadings, requesting dismissal of plaintiff's claims related to alleged meal and rest break violations under the California Labor Code alleging that such claims are preempted by the Federal Aviation Administration Authorization Act. On May 29, 2013, the United States District Court for the Central District of California granted the Company's motion for judgment on the pleadings and dismissed plaintiff's claims that are based on alleged violations of meal and rest periods set forth in the California Labor Code. Plaintiff appealed to the Ninth Circuit Court. Based on the Circuit Court's holding in a different case, it remanded the plaintiff's meal and rest break claims to the district court. The district court has not yet addressed the merits of those claims. Minimum wage claims (specifically that pay-per-mile fails to compensate drivers for non-driving-related services), timeliness of such pay and the issue of class certification remain pending.
On April 5, 2012, the Company was served with an additional class action complaint, alleging facts similar to those as set forth in the Burnell Complaint: James R. Rudsell, on behalf of himself and all others similarly-situated v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Company, Case No. CIVDS 1200255, in the Superior Court of California for the County of San Bernardino (the "Rudsell Complaint"). The Rudsell Complaint was stayed, pending a resolution in the Burnell Complaint.
On September 25, 2014, a class action lawsuit was filed by Lawrence Peck on behalf of himself and all other similarly-situated persons against Swift Transportation: Peck v. Swift Transportation Co. of Arizona, LLC in the Superior Court of California, County of Riverside ("the Peck Complaint"). The putative class includes current and former non-exempt employee truck drivers who performed services in California within the four-year statutory period, alleging that Swift failed to pay for all hours worked (specifically that pay-per-mile fails to compensate drivers for non-driving related services), failed to pay overtime, failed to properly reimburse work-related expenses, failed to timely pay wages and failed to provide accurate wage statements.
Peck is currently stayed, pending a resolution in the Burnell and Rudsell cases, based on the similarity of the Peck claims to the claims in those earlier filed cases.
On February 27, 2015, Sadashiv Mares filed a complaint in the California Superior Court for the County of Alameda alleging five Causes of Action arising under California state law on behalf of himself and a putative class against Swift Transportation Co. of Arizona, LLC (the "Mares Complaint").  On June 19, 2015, Swift filed a demurrer because plaintiff’s complaint failed to state a claim under Cal. Code Civ. Proc. § 430.10(e) and was uncertain, ambiguous and unintelligible under Cal. Code Civ. Proc. § 430.10(f).  On July 13, 2015, the case was removed to federal court under the Class Action Fairness Act.  The case remains at the pleading stage.  Management believes the case involves similar claims to those alleged in the Burnell, Rudsell and Peck Complaints.
On or about April 15, 2015, a complaint was filed in the Superior Court of the State of California in and for the County of San Bernardino: Rafael McKinsty et al. v. Swift Transportation Co. of Arizona, LLC, et al., Case No. CIVDS 1505599 (the "McKinsty Complaint").  The McKinsty Complaint, a purported class action, alleges violation of California rest break laws and is similar to the

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Burnell, Rudsell, Peck and Mares Complaints.  The case was removed to federal court and was related to the Burnell, Rudsell and Peck actions.
The issue of class certification must first be resolved before the court will address the merits of these cases, and the Company retains all of its defenses against liability and damages, pending a determination of class certification. The Company intends to vigorously defend certification of the class in all of these matters, as well as the merits of these matters, should the classes be certified. The final disposition of these cases and the impact of such final dispositions of these cases cannot be determined at this time.
National Customer Service Misclassification Class Action Litigation
On April 15, 2014, a collective and class action was filed by a former Swift Customer Service Representative level four ("CSR IV"), Lorraine Flores, individually and on behalf of herself and all similarly-situated persons against Swift Transportation Co. of Arizona, LLC in the United States District Court for the Central District of California, Case No. CV 14-2900-AB(Ex) (the "Flores Complaint").  The operative complaint alleges failure to pay overtime under the FLSA, as well as California state law claims including failure to pay timely final wages, failure to provide meal and rest periods, failure to pay overtime, and violation of the unfair competition law (four-year statute of limitations).
On October 3, 2014, the California District Court compelled, to individual arbitration, CSR IVs who signed Arbitration Agreements.  On October 30, 2014, Flores’ overtime claim under the FLSA was conditionally certified and notice was issued to all CSR IVs.  Thirty-three CSR IVs who signed valid Arbitration Agreements filed individual arbitrations with the American Arbitration Association ("AAA").  Approximately thirty-two CSR IVs who did not sign Arbitration Agreements opted into the collective action.
The parties have agreed to mediate this matter.  On July 1, 2015, an Order was entered which stayed the matter so that the parties may participate in mediation.  The derivative arbitrations are also stayed while the parties pursue mediation.  Swift intends to mediate this case within the next two months.  The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Washington Overtime Class Action
On September 9, 2011, a class action lawsuit was filed by Troy Slack and several other drivers on behalf of themselves, and all similarly-situated persons, against Swift Transportation: Troy Slack, et al v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Corporation in the State Court of Washington, Pierce County ("the Slack Complaint"). The Slack Complaint was removed to federal court on October 12, 2011, case number 11-2-114380. The putative class includes all current and former Washington state-based employee drivers during the three-year statutory period prior to the filing of the lawsuit, and through the present, and alleges that they were not paid minimum wage and overtime in accordance with Washington state law and that they suffered unlawful deductions from wages. On November 23, 2013, the court entered an order on plaintiffs' motion to certify the class. The court only certified the class as it pertains to "dedicated" drivers and did not certify any other class, including any class related to over-the-road drivers. The parties dispute the definition of "dedicated" as used by the court and a class notice has not yet been issued. The matter is now anticipated to move into discovery. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Utah Collective and Individual Arbitration
On June 1, 2012, Gabriel Cilluffo, Kevin Shire and Bryan Ratterree filed a putative class and collective action lawsuit against Central Refrigerated Services, Inc., Central Leasing, Inc., Jon Isaacson, and Jerry Moyes (collectively referred to herein as "Central"), Case No. ED CV 12-00886 in the Unites States District Court for the Central District of California. Through this action, the plaintiffs alleged that Central misclassified owner-operator drivers as independent contractors and were therefore liable to these drivers for minimum wages and other employee benefits under the FLSA. The complaint also alleged a federal forced labor claim under 18 U.S.C. § 1589 and 1595.
Pursuant to the plaintiffs' owner-operator agreements, the district court issued an Order compelling arbitration and directed that the plaintiffs' causes of action under the FLSA should proceed to collective arbitration, while their forced labor claims would proceed as separate individual arbitrations. A collective arbitration was subsequently initiated with the AAA. Notice of the collective arbitration was sent to more than 3,000 owner-operators who worked for Central Refrigerated Services, Inc. and leased a vehicle from Central Leasing, Inc. on or after June 1, 2009. The parties are currently conducting discovery. No trial date has been set by the arbitrator.
In addition to the collective arbitration that is pending before the AAA, the three named plaintiffs, along with more than 310 other owner-operators, have initiated a series of individual, bilateral proceedings against Central with the AAA.
Central intends to vigorously defend against the merits of plaintiffs' claims in both the collective and individual arbitration proceedings. The final disposition of this case and the impact cannot be determined at this time.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Legal Settlement
In June 2015, the Company settled a lawsuit relating to a contractual dispute with an ancillary fuel system equipment supplier.  As a result of this settlement, the Company incurred a $6.0 million expense.  The expense was fully accrued as of June 30, 2015 and is included under "Legal Settlement" in the consolidated income statements.  The settlement was fully paid subsequent to June 30, 2015.
Environmental Notice
On April 17, 2009, the Company received a notice from the Lower Willamette Group ("LWG"), advising that there was a total of 250 potentially responsible parties ("PRPs"), with respect to alleged environmental contamination of the Lower Willamette River in Portland, Oregon, designated as the Portland Harbor Superfund site ("the Site"), and that as a previous landowner at the Site, the Company was asked to join a group of 60 PRPs and proportionately contribute to (1) reimbursement of funds expended by LWG to investigate environmental contamination at the Site and (2) remediation costs of the same, rather than be exposed to potential litigation. Although the Company does not believe it contributed any contaminants to the Site, the Company was at one time the owner of property at the Site and the Comprehensive Environmental Response, Compensation and Liability Act imposes a standard of strict liability on property owners with respect to environmental claims. Notwithstanding this standard of strict liability, management believes the Company's potential proportionate exposure to be minimal and not material. No formal complaint has been filed in this matter. The Company’s pollution liability insurer was notified of this potential claim. Management does not believe the outcome of this matter is likely to have a material adverse effect on Swift. However, the final disposition of this matter and the impact of such final disposition cannot be determined at this time. There have been no significant developments pertaining to this matter since December 31, 2014.
Other Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, and experience damage, mechanical failures and cargo issues as an incidental part of its ordinary course of operations.  From time to time, these matters result in the discharge of diesel fuel, motor oil or other hazardous materials into the environment.  Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges.  As of June 30, 2015, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $0.6 million in the aggregate for all current and prior year claims.
Note 10 — Derivative Financial Instruments

Refer to Note 11 for fair value measurements of the Company's interest rate swaps. The following table presents pre-tax losses (gains) from changes in fair value of the Company's interest rate swaps, included in earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loss reclassified from AOCI into net income from cash flow hedges (effective portion)	$1,969	$1,482	$3,817	$2,796
(Gain) loss recognized in income from de-designated derivative contracts	(858)	136	87	475
Derivative interest expense	$1,111	$1,618	$3,904	$3,271
As of June 30, 2015, $0.2 million of deferred losses on derivatives in AOCI are expected to be reclassified to earnings within the next twelve months. There were no losses recognized in AOCI from the effective portion of cash flow hedges during the three and six months ended June 30, 2015 or 2014.
Losses (benefits) on cash flow hedging, reclassified out of AOCI into the consolidated income statements were as follows (in thousands):

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

		Three Months Ended June 30,		Six Months Ended June 30,
	Reclassified to:	2015	2014	2015	2014
Interest rate swaps	Derivative interest expense	$1,969	$1,482	$3,817	$2,796
Income tax (benefit) expense	Income tax expense	(758)	(571)	(1,469)	(1,077)
	Net income	$1,211	$911	$2,348	$1,719
Activities related to AOCI net of tax, are presented in the consolidated statement of stockholders' equity, and primarily pertain to derivative financial instruments. The tax effects are presented in the consolidated statements of comprehensive income.
Activities related to foreign currency transactions were immaterial for the three and six months ended June 30, 2015 and 2014.
Note 11 — Fair Value Measurement

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Restricted investments	$18,284	$18,280	$24,510	$24,502
Financial Liabilities:
2014 Agreement: Term Loan A, due June 2019	488,000	488,000	500,000	500,000
2014 Agreement: Term Loan B, net of $849 and $920 OID as of June 30, 2015 and December 31, 2014, respectively	394,151	394,809	396,080	390,436
Securitization of accounts receivable	264,000	264,000	334,000	334,000
The carrying amounts shown in the table (other than restricted investments and securitization of accounts receivable) are included in the consolidated balance sheets in "Current portion of long-term debt" and "Long-term debt, less current portion."
Recurring Fair Value Measurements
As of June 30, 2015 and December 31, 2014, interest rate swaps were the only major category of liabilities included in the Company's consolidated balance sheets at estimated fair value that were measured on a recurring basis.
The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of these instruments (in thousands):

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
As of June 30, 2015
Interest rate swaps	$2,213	$—	$2,213	$—
As of December 31, 2014
Interest rate swaps	6,109	—	6,109	—
As of June 30, 2015 and December 31, 2014, there were no assets included in the Company's consolidated balance sheets at estimated fair value that were measured on a recurring basis.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Nonrecurring Fair Value Measurements
The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gains (Losses)
As of June 30, 2015
Note receivable	$—	$—	$—	$—	$(1,480)
As of December 31, 2014
Other assets	—	—	—	—	(2,308)
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
Note 12 — Earnings per Share

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	142,540	141,308	142,371	141,143
Dilutive effect of stock options	1,672	2,085	1,811	2,122
Diluted weighted average common shares outstanding	144,212	143,393	144,182	143,265
Anti-dilutive shares excluded from the dilutive-effect calculation (1)	195	—	—	—
____________

(1)	Shares were excluded from the dilutive-effect calculation because the outstanding options' exercise prices were greater than the average market price of the Company's common shares during the period.
Note 13 — Income Taxes

The effective tax rate for the three and six months ended June 30, 2015 and 2014 was 38.5%.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of June 30, 2015 were approximately $1.3 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued are reduced and reflected as a reduction of the overall income tax provision. The Company does not anticipate a decrease of unrecognized tax benefits during the next twelve months.
Certain of the Company’s subsidiaries are currently under examination by various state jurisdictions for tax years ranging from 2010 through 2013. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Tax years 2010 through 2013 remain subject to examination.

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
Dedicated — Through the Dedicated segment, the Company devotes use of equipment to specific customers and offers tailored solutions under long-term contracts. This segment utilizes refrigerated, dry van, flatbed and other specialized trailing equipment.
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
Non-reportable Segment — The other non-reportable segment includes the Company's logistics and freight brokerage services, as well as support services provided by its subsidiaries to customers and owner-operators, including repair and maintenance shop services, equipment leasing, and insurance. Intangible amortization related to the 2007 Transactions is also included in this other non-reportable segment.
Intersegment Eliminations — Certain operating segments provide transportation and related services for other affiliates outside their reportable segment. Revenues for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenues of the billing segment. These rates are adjusted from time to time, based on market conditions. Such intersegment revenues and expenses are eliminated in our consolidated results.
Set forth in the tables below is certain financial information with respect to the Company’s reportable segments (in thousands):

	Operating Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Truckload	$555,715	$575,481	$1,094,056	$1,128,538
Dedicated	234,213	223,098	451,988	416,751
Central Refrigerated	97,688	106,911	193,256	213,674
Intermodal	98,507	100,911	188,861	192,224
Subtotal	986,123	1,006,401	1,928,161	1,951,187
Non-reportable segment	93,869	83,491	185,491	159,157
Intersegment eliminations	(20,588)	(13,994)	(39,104)	(26,000)
Consolidated operating revenue	$1,059,404	$1,075,898	$2,074,548	$2,084,344

	Operating Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Truckload	$67,944	$69,596	$124,798	$101,503
Dedicated	22,967	21,112	37,312	32,642
Central Refrigerated	6,117	3,662	10,916	6,082
Intermodal	1,601	(495)	358	(1,421)
Subtotal	98,629	93,875	173,384	138,806
Non-reportable segment	(153)	147	92	1,386
Consolidated operating income	$98,476	$94,022	$173,476	$140,192

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Depreciation and Amortization of Property and Equipment
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Truckload	$29,925	$28,316	$58,534	$58,561
Dedicated	15,620	13,670	29,893	26,075
Central Refrigerated	3,370	2,914	6,664	6,020
Intermodal	3,444	2,583	6,696	4,951
Subtotal	52,359	47,483	101,787	95,607
Non-reportable segment	8,056	7,308	15,555	15,359
Consolidated depreciation and amortization of property and equipment	$60,415	$54,791	$117,342	$110,966
Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated operating revenue for the three and six months ended June 30, 2015 and 2014. Additionally, long-lived assets on the balance sheets of the Company's foreign subsidiaries were less than 5.0% of consolidated total assets as of June 30, 2015 and December 31, 2014.
Note 15 — Subsequent Event

On July 27, 2015, the Company entered into the 2015 Agreement, which replaced the 2014 Agreement, including the $450.0 million Revolver, $500.0 million Term Loan A ($488.0 million outstanding as of June 30, 2015) and $400.0 million Term Loan B ($394.2 million carrying value as of June 30, 2015). The 2015 Agreement includes a $600.0 million revolving credit facility ("new Revolver") and a $680.0 million first lien term loan A tranche ("new Term Loan A"). Upon closing, the proceeds from the new Term Loan A, a $200.0 million draw on the new Revolver and $3.0 million cash on hand were used to pay off the then-outstanding balances of the Term Loan A and Term Loan B under the 2014 Agreement, as well as certain transactional fees associated with the 2015 Agreement. This resulted in outstanding balances on the new Term Loan A and new Revolver of $680.0 million and $200.0 million, respectively. The pricing of the new Revolver and new Term Loan A is unchanged from the 2014 Agreement at 1.75% over LIBOR, subject to a leverage-based grid, and is lower than the pricing of the Term Loan B. The new Revolver and new Term Loan A mature in July 2020 and are subject to the same financial covenants and substantially the same terms as those contained in the 2014 Agreement.

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
(UNAUDITED)
Cautionary Note Regarding Forward-looking Statements

This report contains statements that may constitute forward-looking statements, which are based on information currently available, usually defined by words such as "anticipates," "believes," "estimates," "plans," "projects," "expects," "hopes," "intends," "will," "could," "should," "may," or similar expressions which speak only as of the date the statement was made. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements concerning:

•	trends, management's beliefs, and expectations relating to our operations, Revenue xFSR, expenses, other revenue, pricing, our effective tax rate, profitability and related metrics;

•	impact and planned timing of adopting recently issued accounting pronouncements on future periods;

•	our expectation of increasing driver wages and hiring expenses;

•	the outcome and impact of pending claims, litigation and actions in respect thereof;

•	our intentions concerning the potential use of derivative financial instruments to hedge fuel price increases;

•
the timing and amount of future acquisitions of revenue equipment and other capital expenditures, as well as the use and availability of cash, cash flows from operations, leases and debt to finance such acquisitions;

•	that we may seek additional borrowings, lease financing or equity capital;

•	the potential impact of inflation, seasonality and severe weather conditions on our results of operations; and

•	our ability to finance our cash needs from operations for the next twelve months.

Such forward-looking statements are inherently uncertain, and are based upon the current beliefs, assumptions and expectations of Company management and current market conditions, which are subject to significant risks and uncertainties, as set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2014. As to the Company's business and financial performance, the following factors, among others, could cause actual results to materially differ from those in forward-looking statements:

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
As of June 30, 2015, our fleet of revenue equipment included 20,667 tractors (comprised of 15,727 company tractors and 4,940 owner-operator tractors), 63,142 trailers and 9,150 intermodal containers. Our four reportable segments are Truckload, Dedicated, Central Refrigerated and Intermodal. Our extensive suite of service offerings (which includes line-haul services, dedicated customer contracts, temperature-controlled units, intermodal freight solutions, cross-border United States/Mexico and United States/Canada freight, flatbed hauling, freight brokerage and logistics, and others) provides our customers with the opportunity to "one-stop-shop" for their truckload transportation needs.
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
Financial Overview

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Operating revenue	$1,059,404	$1,075,898	$2,074,548	$2,084,344
Revenue xFSR	$935,899	$876,337	$1,830,763	$1,693,336
Net income	$50,954	$40,198	$88,794	$52,503
Diluted earnings per share	$0.35	$0.28	$0.62	$0.37
Operating Ratio	90.7%	91.3%	91.6%	93.3%
Non-GAAP financial data:
Adjusted Operating Ratio (1)	89.1%	88.8%	90.1%	91.3%
Adjusted EBITDA (1)	$159,478	$155,018	$297,697	$263,492
Adjusted EPS (1)	$0.37	$0.33	$0.65	$0.44
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
Factors Affecting Comparability between Periods
Results of Operations for the Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014
Net income for the three months ended June 30, 2015 was $51.0 million, as compared to $40.2 million for the same period in 2014. The following factors affected comparability between the three months ended June 30, 2015 and the three months ended June 30, 2014:

•
$11.3 million decrease in interest expense, driven by the call of the Senior Notes in November 2014, lower debt balances and more favorable interest rates and terms from the replacement of the 2013 Agreement with the 2014 Agreement.

•	$6.0 million non-operating expense for a lawsuit that was settled in June 2015 and paid in July 2015.

•
$7.0 million loss on debt extinguishment resulting from the replacement of the 2013 Agreement with the 2014 Agreement, as well as repurchases of our Senior Notes during the three months ended June 30, 2014.

•	Increases in company driver wages and owner-operator contracted pay rates in August 2014 and May 2015.
Results of Operations for the Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014
Net income for the six months ended June 30, 2015 was $88.8 million, as compared to $52.5 million for the same period in 2014. The following factors affected comparability between the six months ended June 30, 2015 and the six months ended June 30, 2014:

•
$24.2 million decrease in interest expense, driven by the call of the Senior Notes in November 2014, lower debt balances and more favorable interest rates and terms from the replacement of the 2013 Agreement with the 2014 Agreement.

•	$6.0 million non-operating expense for a lawsuit that was settled in June 2015 and paid in July 2015.

•
$1.5 million pre-tax impairment of a non-operating note receivable, during the three months ended March 31, 2015. The note was due to the Company from an independent fleet contractor, transporting freight on behalf of Swift.

•
$9.9 million in loss on debt extinguishment resulting from the replacement of the 2013 Agreement with the 2014 Agreement, as well as repurchases of our Senior Notes during the six months ended June 30, 2014.

•	Increases in company driver wages and owner-operator contracted pay rates in August 2014 and May 2015.
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
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$50,954	$40,198	$88,794	$52,503
Adjusted for:
Depreciation and amortization of property and equipment	60,415	54,791	117,342	110,966
Amortization of intangibles	4,203	4,203	8,407	8,407
Interest expense	10,109	21,453	20,497	44,678
Derivative interest expense	1,111	1,618	3,904	3,271
Interest income	(591)	(692)	(1,178)	(1,458)
Income tax expense	31,877	25,165	55,568	32,869
EBITDA	158,078	146,736	293,334	251,236
Non-cash equity compensation (2)	1,400	1,292	2,883	2,353
Loss on debt extinguishment (3)	—	6,990	—	9,903
Non-cash impairments of non-operating assets (4)	—	—	1,480	—
Adjusted EBITDA (1)	$159,478	$155,018	$297,697	$263,492
____________

(1)	Our method of computing Adjusted EBITDA is consistent with that used in our debt covenants, specifically our leverage ratio, and is also routinely reviewed by management for that purpose.

(2)
Non-cash equity compensation expense is presented on a pre-tax basis. In accordance with the terms of the 2014 Agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.

(3)	Refer to the "Loss on Debt Extinguishment" discussion under "Results of Operations — Consolidated Operating and Other Expenses," below.

(4)	Refer to "Non-cash Impairments of Non-operating Assets" discussion under "Results of Operations — Consolidated Operating and Other Expenses," below.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted Operating Ratio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Operating revenue	$1,059,404	$1,075,898	$2,074,548	$2,084,344
Less: Fuel surcharge revenue	123,505	199,561	243,785	391,008
Revenue xFSR	935,899	876,337	1,830,763	1,693,336

Operating expense	960,928	981,876	1,901,072	1,944,152
Adjusted for:
Fuel surcharge revenue	(123,505)	(199,561)	(243,785)	(391,008)
Amortization of certain intangibles (1)	(3,912)	(3,912)	(7,824)	(7,824)
Adjusted operating expense	833,511	778,403	1,649,463	1,545,320
Adjusted operating income	$102,388	$97,934	$181,300	$148,016
Operating Ratio	90.7%	91.3%	91.6%	93.3%
Adjusted Operating Ratio	89.1%	88.8%	90.1%	91.3%
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
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Diluted earnings per share	$0.35	$0.28	$0.62	$0.37
Adjusted for:
Income tax expense	0.22	0.18	0.39	0.23
Income before income taxes	0.57	0.46	1.00	0.60
Non-cash impairments of non-operating assets (2)	—	—	0.01	—
Loss on debt extinguishment (3)	—	0.05	—	0.07
Amortization of certain intangibles (4)	0.03	0.03	0.05	0.05
Adjusted income before income taxes	0.60	0.53	1.06	0.72
Provision for income tax expense at effective rate	0.23	0.20	0.41	0.28
Adjusted EPS (1)	$0.37	$0.33	$0.65	$0.44

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

(2)	Refer to footnote (4) to the Adjusted EBITDA reconciliation for a description of "Non-cash impairments of non-operating assets."

(3)	Refer to footnote (3) to the Adjusted EBITDA reconciliation for a description of "Loss on debt extinguishment."

(4)	Refer to footnote (1) to the Adjusted Operating Ratio reconciliation for a description of items in "Amortization of certain intangibles."
Results of Operations — Segment Review

We operate four reportable segments: Truckload, Dedicated, Central Refrigerated and Intermodal. The descriptions of the operations of these reportable segments are described in Note 14 to the consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Consolidating tables for operating revenue and operating income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Operating revenue:
Truckload	$555,715	$575,481	$1,094,056	$1,128,538
Dedicated	234,213	223,098	451,988	416,751
Central Refrigerated	97,688	106,911	193,256	213,674
Intermodal	98,507	100,911	188,861	192,224
Subtotal	986,123	1,006,401	1,928,161	1,951,187
Non-reportable segment	93,869	83,491	185,491	159,157
Intersegment eliminations	(20,588)	(13,994)	(39,104)	(26,000)
Operating revenue	$1,059,404	$1,075,898	$2,074,548	$2,084,344

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Operating income (loss):
Truckload	$67,944	$69,596	$124,798	$101,503
Dedicated	22,967	21,112	37,312	32,642
Central Refrigerated	6,117	3,662	10,916	6,082
Intermodal	1,601	(495)	358	(1,421)
Subtotal	98,629	93,875	173,384	138,806
Non-reportable segment	(153)	147	92	1,386
Operating income	$98,476	$94,022	$173,476	$140,192
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
The following tables are GAAP to non-GAAP reconciliations for each segment's Adjusted Operating Ratio:
Truckload Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Operating revenue	$555,715	$575,481	$1,094,056	$1,128,538
Less: Fuel surcharge revenue	70,281	116,414	139,842	228,062
Revenue xFSR	485,434	459,067	954,214	900,476

Operating expense	487,771	505,885	969,258	1,027,035
Adjusted for: Fuel surcharge revenue	(70,281)	(116,414)	(139,842)	(228,062)
Adjusted operating expense	417,490	389,471	829,416	798,973
Adjusted operating income	$67,944	$69,596	$124,798	$101,503
Operating Ratio	87.8%	87.9%	88.6%	91.0%
Adjusted Operating Ratio	86.0%	84.8%	86.9%	88.7%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Dedicated Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Operating revenue	$234,213	$223,098	$451,988	$416,751
Less: Fuel surcharge revenue	23,256	39,775	44,898	76,309
Revenue xFSR	210,957	183,323	407,090	340,442

Operating expense	211,246	201,986	414,676	384,109
Adjusted for: Fuel surcharge revenue	(23,256)	(39,775)	(44,898)	(76,309)
Adjusted operating expense	187,990	162,211	369,778	307,800
Adjusted operating income	$22,967	$21,112	$37,312	$32,642
Operating Ratio	90.2%	90.5%	91.7%	92.2%
Adjusted Operating Ratio	89.1%	88.5%	90.8%	90.4%
Central Refrigerated Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Operating revenue	$97,688	$106,911	$193,256	$213,674
Less: Fuel surcharge revenue	14,410	20,941	28,878	44,118
Revenue xFSR	83,278	85,970	164,378	169,556

Operating expense	91,571	103,249	182,340	207,592
Adjusted for: Fuel surcharge revenue	(14,410)	(20,941)	(28,878)	(44,118)
Adjusted operating expense	77,161	82,308	153,462	163,474
Adjusted operating income	$6,117	$3,662	$10,916	$6,082
Operating Ratio	93.7%	96.6%	94.4%	97.2%
Adjusted Operating Ratio	92.7%	95.7%	93.4%	96.4%
Intermodal Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Operating revenue	$98,507	$100,911	$188,861	$192,224
Less: Fuel surcharge revenue	13,664	20,104	26,754	38,468
Revenue xFSR	84,843	80,807	162,107	153,756

Operating expense	96,906	101,406	188,503	193,645
Adjusted for: Fuel surcharge revenue	(13,664)	(20,104)	(26,754)	(38,468)
Adjusted operating expense	83,242	81,302	161,749	155,177
Adjusted operating income (loss)	$1,601	$(495)	$358	$(1,421)
Operating Ratio	98.4%	100.5%	99.8%	100.7%
Adjusted Operating Ratio	98.1%	100.6%	99.8%	100.9%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Driver Wages and Owner-operator Pay Rates — We implemented increases in wages for our company drivers and contracted pay rates for our owner-operators in August 2014 and May 2015. These increases were tailored at improving driver retention and recruiting and are having a short-term negative impact on profitability, given the immediate effect of driver wage and pay rate increases on expense, versus the more gradual effect of customer pricing increases on revenue. We refer to these increases in company driver wages and owner-operator contracted pay rates throughout the segment review below.
Segment Review for the Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014
Truckload Segment

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars and miles in thousands, except per tractor amounts)
Operating revenue	$555,715	$575,481	$(19,766)	(3.4)%
Revenue xFSR	$485,434	$459,067	$26,367	5.7%
Operating income	$67,944	$69,596	$(1,652)	(2.4)%
Operating Ratio	87.8%	87.9%		(0.1)%
Adjusted Operating Ratio	86.0%	84.8%		1.2%
Weekly Revenue xFSR per tractor	$3,571	$3,453	$118	3.4%
Total loaded miles	261,609	259,583	2,026	0.8%
Deadhead miles percentage	11.8%	11.7%		0.1%
Average operational truck count:
Company	7,465	6,822	643	9.4%
Owner-Operator	2,991	3,406	(415)	(12.2)%
Total	10,456	10,228	228	2.2%
Truckload Revenue — Although operating revenue decreased, Revenue xFSR increased 5.7% for the three months ended June 30, 2015, as compared to the same period in 2014. The following factors were contributors to the increase in Revenue xFSR:

•	4.9% increase in Revenue xFSR per loaded mile, primarily driven by pricing increases.

•	0.8% increase in total loaded miles.
The following factors were contributors (offsets) to the 3.4% increase in weekly Revenue xFSR per tractor:

•	4.9% increase in Revenue xFSR per loaded mile.

•
(1.5)% decrease in loaded miles per tractor per week. Severe weather conditions during the three months ended March 31, 2014 shifted demand into the subsequent period, which resulted in unseasonably strong utilization in the three months ended June 30, 2014. Additionally, we experienced disruption associated with trading and in-servicing more tractors in the three months ended June 30, 2015, as compared to the same period in 2014. This was the result of our acceleration of the average trade-in cycle for our tractors, as well as manufacturer delays.

Truckload Operating Income — Operating income decreased for the three months ended June 30, 2015, as compared to the same period in 2014. This resulted in a 120 basis point deterioration in Adjusted Operating Ratio, primarily caused by the increases in wages for our company drivers and contracted pay rates for owner-operators, discussed above. The impact of the wage and pay rate increases was partially offset by increases in customer pricing, as well as reduced fuel expense associated with declining fuel prices and better fuel efficiency.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Dedicated Segment

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$234,213	$223,098	$11,115	5.0%
Revenue xFSR	$210,957	$183,323	$27,634	15.1%
Operating income	$22,967	$21,112	$1,855	8.8%
Operating Ratio	90.2%	90.5%		(0.3)%
Adjusted Operating Ratio	89.1%	88.5%		0.6%
Weekly Revenue xFSR per tractor	$3,343	$3,191	$152	4.8%
Average operational truck count:
Company	3,983	3,650	333	9.1%
Owner-Operator	871	770	101	13.1%
Total	4,854	4,420	434	9.8%
Dedicated Revenue — Operating revenue increased for the three months ended June 30, 2015, as compared to the same period in 2014. Additionally, Revenue xFSR increased 15.1%, driven by multiple new customer contracts entered into over the last twelve months, which also contributed to the increase in average operational truck count. Weekly Revenue xFSR per tractor increased due to improved pricing and utilization.
Dedicated Operating Income — Operating income increased for the three months ended June 30, 2015, as compared to the same period in 2014. Adjusted Operating Ratio deteriorated by 60 basis points, due to an anticipated increase in insurance and claims expense, as well as the increases in company driver wages and owner-operator contracted pay rates, discussed above. The impact of these increased expenses was largely offset by the improvements in pricing and utilization, noted above.
Central Refrigerated Segment

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars and miles in thousands, except per tractor amounts)
Operating revenue	$97,688	$106,911	$(9,223)	(8.6)%
Revenue xFSR	$83,278	$85,970	$(2,692)	(3.1)%
Operating income	$6,117	$3,662	$2,455	67.0%
Operating Ratio	93.7%	96.6%		(2.9)%
Adjusted Operating Ratio	92.7%	95.7%		(3.0)%
Weekly Revenue xFSR per tractor	$3,418	$3,543	$(125)	(3.5)%
Total loaded miles	43,215	42,937	278	0.6%
Deadhead miles percentage	13.9%	15.1%		(1.2)%
Average operational truck count:
Company	1,283	1,057	226	21.4%
Owner-Operator	591	810	(219)	(27.0)%
Total	1,874	1,867	7	0.4%
Central Refrigerated Revenue — Operating revenue decreased for the three months ended June 30, 2015, as compared to the same period in 2014. Additionally, Revenue xFSR decreased by 3.1%, primarily driven by a 3.7% reduction in Revenue xFSR per loaded mile, partially offset by a 0.6% increase in total loaded miles.

In January 2015, we ceased servicing a large Central Refrigerated specialty dedicated account. This dedicated account was not profitable and skewed our operational metrics since it operated with a much lower average length of haul, higher deadhead and much higher Revenue xFSR per loaded mile, as compared to other accounts.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Central Refrigerated Operating Income — Operating income increased 67.0% for the three months ended June 30, 2015, as compared to the same period in 2014. We ceased servicing the unprofitable specialty dedicated account, fuel prices declined and we benefited from other operational improvements, all of which more than offset the aforementioned increases in company driver wages and owner-operator contracted pay rates as well as increased insurance and claims expense, generating a 300 basis-point improvement in Adjusted Operating Ratio.
Intermodal Segment

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$98,507	$100,911	$(2,404)	(2.4)%
Revenue xFSR	$84,843	$80,807	$4,036	5.0%
Operating income (loss)	$1,601	$(495)	$2,096	423.4%
Operating Ratio	98.4%	100.5%		(2.1)%
Adjusted Operating Ratio	98.1%	100.6%		(2.5)%
Average operational truck count:
Company	521	409	112	27.4%
Owner-Operator	95	68	27	39.7%
Total	616	477	139	29.1%
Load count	46,517	43,404	3,113	7.2%
Average container count	9,150	8,717	433	5.0%
Intermodal Revenue — Although operating revenue decreased for the three months ended June 30, 2015, as compared to the same period in 2014, Revenue xFSR increased 5.0%. The following factors were contributors (offsets) to the increase in Revenue xFSR:

•	7.2% increase in load counts. COFC loads increased 14.6%, while TOFC loads decreased 65.4%, as we shifted away from the unprofitable refrigerated TOFC business in 2014.

•	(2.0)% decrease in Revenue xFSR per load, primarily due to the mix shift to COFC from TOFC.
Intermodal Operating Income (Loss) — Intermodal's operating results improved from an operating loss in the three months ended June 30, 2014 to operating income in the three months ended June 30, 2015. Adjusted Operating Ratio improved 250 basis points, which was driven by a 9.1% increase in container turns, as well as improvements in dray efficiencies and safety trends.
Non-reportable Segment

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(In thousands)
Operating revenue	$93,869	$83,491	$10,378	12.4%
Operating (loss) income	$(153)	$147	$(300)	(204.1)%
Non-reportable Segment Revenue — Operating revenue within our non-reportable segment increased for the three months ended June 30, 2015, as compared to the same period in 2014. This was primarily driven by growth in the logistics business.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Segment Review for the Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014
Truckload Segment

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars and miles in thousands, except per tractor amounts)
Operating revenue	$1,094,056	$1,128,538	$(34,482)	(3.1)%
Revenue xFSR	$954,214	$900,476	$53,738	6.0%
Operating income	$124,798	$101,503	$23,295	23.0%
Operating Ratio	88.6%	91.0%		(2.4)%
Adjusted Operating Ratio	86.9%	88.7%		(1.8)%
Weekly Revenue xFSR per tractor	$3,516	$3,335	$181	5.4%
Total loaded miles	516,535	514,009	2,526	0.5%
Deadhead miles percentage	11.8%	11.7%		0.1%
Average operational truck count:
Company	7,400	6,987	413	5.9%
Owner-Operator	3,096	3,445	(349)	(10.1)%
Total	10,496	10,432	64	0.6%
Truckload Revenue — Although operating revenue decreased, Revenue xFSR increased 6.0% for the six months ended June 30, 2015, as compared to the same period in 2014. The following factors were contributors to the increase in Revenue xFSR:

•	5.5% increase in Revenue xFSR per loaded mile, primarily driven by pricing increases and freight mix.

•	0.5% increase in total loaded miles.

Truckload Operating Income — Operating income increased for the six months ended June 30, 2015, as compared to the same period in 2014. Despite the impact of the wage increases for company drivers and contracted pay rate increases for owner-operators, Adjusted Operating Ratio improved 180 basis points for the six months ended June 30, 2015, as compared to the same period in 2014. The improvement was driven by customer pricing increases, declining fuel prices, better fuel efficiency and reduced engine idle time.
Dedicated Segment

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$451,988	$416,751	$35,237	8.5%
Revenue xFSR	$407,090	$340,442	$66,648	19.6%
Operating income	$37,312	$32,642	$4,670	14.3%
Operating Ratio	91.7%	92.2%		(0.5)%
Adjusted Operating Ratio	90.8%	90.4%		0.4%
Weekly Revenue xFSR per tractor	$3,275	$3,184	$91	2.9%
Average operational truck count:
Company	3,933	3,405	528	15.5%
Owner-Operator	875	731	144	19.7%
Total	4,808	4,136	672	16.2%
Dedicated Revenue — Operating revenue increased for the six months ended June 30, 2015, as compared to the same period in 2014. Revenue xFSR increased 19.6%, driven by multiple new customer contracts entered into over the last twelve months, which also contributed to the increase in average operational truck count. Weekly Revenue xFSR per tractor increased due to improved pricing and customer mix.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Dedicated Operating Income — Operating income increased for the six months ended June 30, 2015, as compared to the same period in 2014. Adjusted Operating Ratio deteriorated by 40 basis points, due to the wage increases for company drivers and contracted pay rate increases for owner-operators, discussed above, as well as increased insurance and claims expense. The impact of these increased expenses was largely offset by the improvements in pricing and customer mix, noted above.
Central Refrigerated Segment

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars and miles in thousands, except per tractor amounts)
Operating revenue	$193,256	$213,674	$(20,418)	(9.6)%
Revenue xFSR	$164,378	$169,556	$(5,178)	(3.1)%
Operating income	$10,916	$6,082	$4,834	79.5%
Operating Ratio	94.4%	97.2%		(2.8)%
Adjusted Operating Ratio	93.4%	96.4%		(3.0)%
Weekly Revenue xFSR per tractor	$3,412	$3,383	$29	0.9%
Total loaded miles	85,095	85,694	(599)	(0.7)%
Deadhead miles percentage	14.0%	14.6%		(0.6)%
Average operational truck count:
Company	1,273	1,057	216	20.4%
Owner-Operator	590	882	(292)	(33.1)%
Total	1,863	1,939	(76)	(3.9)%
Central Refrigerated Revenue — Operating revenue decreased for the six months ended June 30, 2015, as compared to the same period in 2014. Additionally, Revenue xFSR decreased by 3.1%, driven by a 2.4% reduction in Revenue xFSR per loaded mile and a 0.7% decrease in total loaded miles.
In January 2015, we ceased servicing a large Central Refrigerated specialty dedicated account. This dedicated account was not profitable and skewed our operational metrics since it operated with a much lower average length of haul, higher deadhead and much higher Revenue xFSR per loaded mile, as compared to other accounts.
Central Refrigerated Operating Income — Operating income increased 79.5% for the six months ended June 30, 2015, as compared to the same period in 2014. We ceased servicing the unprofitable specialty dedicated account, fuel prices declined and we benefited from other operational improvements, all of which more than offset the aforementioned increases in company driver wages and owner-operator contracted pay rates, as well as increased insurance and claims expense, generating a 300 basis-point improvement in Adjusted Operating Ratio.
Intermodal Segment

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$188,861	$192,224	$(3,363)	(1.7)%
Revenue xFSR	$162,107	$153,756	$8,351	5.4%
Operating income (loss)	$358	$(1,421)	$1,779	125.2%
Operating Ratio	99.8%	100.7%		(0.9)%
Adjusted Operating Ratio	99.8%	100.9%		(1.1)%
Average operational truck count:
Company	501	394	107	27.2%
Owner-Operator	91	71	20	28.2%
Total	592	465	127	27.3%
Load count	88,457	82,007	6,450	7.9%
Average container count	9,150	8,717	433	5.0%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Intermodal Revenue — Although Intermodal operating revenue decreased for the six months ended June 30, 2015, as compared to the same period in 2014, Revenue xFSR increased by 5.4%. The following factors were contributors (offsets) to the increase in Revenue xFSR:

•	7.9% increase in load counts. COFC loads increased 15.3%, while TOFC loads decreased 58.7%, as we shifted away from the unprofitable refrigerated TOFC business in 2014.

•	(2.5)% decrease in Revenue xFSR per load, primarily due to the mix shift to COFC from TOFC.
Intermodal Operating Income (Loss) — Intermodal's operating results improved from an operating loss in the six months ended June 30, 2014 to operating income in the six months ended June 30, 2015. Adjusted Operating Ratio improved by 110 basis points, primarily due to a 9.8% increase in container turns, as well as improvements in dray efficiencies and safety trends. This was partially offset by the impact of the West Coast port issues, which resulted in an increased usage of lower-priced spot business off of the West Coast, in an effort to keep our container network balanced.
Non-reportable Segment

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(In thousands)
Operating revenue	$185,491	$159,157	$26,334	16.5%
Operating income	$92	$1,386	$(1,294)	(93.4)%
Non-reportable Segment Revenue — Operating revenue within our non-reportable segment increased for the six months ended June 30, 2015, as compared to the same period in 2014. This was primarily driven by growth in the logistics business and increased services to owner-operators.
Results of Operations — Consolidated Operating and Other Expenses

Operating Expenses — The following tables present certain operating expenses from our consolidated income statements, including each operating expense as a percentage of operating revenue and as a percentage of Revenue xFSR. Fuel surcharge revenue can be volatile and is primarily dependent upon the cost of fuel, rather than operational expenses unrelated to fuel. Therefore, we believe that Revenue xFSR is a better measure for analyzing our expenses and operating metrics.
Consolidated Expenses for the Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Salaries, wages and employee benefits	$276,326	$238,093	$38,233	16.1%
% of operating revenue	26.1%	22.1%		4.0%
% of Revenue xFSR	29.5%	27.2%		2.3%
The increase was primarily due to a 13.3% increase in total miles driven by company drivers and higher driver wages. We implemented increases in wages for our company drivers in August 2014 and May 2015. These wage increases were tailored at improving driver retention and recruiting. The compensation paid to our company drivers and other employees may increase further in future periods as the economy strengthens and other employment alternatives become more available.

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Operating supplies and expenses	91,147	84,077	$7,070	8.4%
% of operating revenue	8.6%	7.8%		0.8%
% of Revenue xFSR	9.7%	9.6%		0.1%
The increase was primarily due to increased costs related to equipment maintenance.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Fuel expense	$116,668	$153,677	$(37,009)	(24.1)%
% of operating revenue	11.0%	14.3%		(3.3)%
% of Revenue xFSR	12.5%	17.5%		(5.0)%
The decrease was the result of declining fuel prices and improved fuel efficiency, partially offset by an increase in the number of miles driven by company drivers.

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Purchased transportation expense	$294,677	$340,249	$(45,572)	(13.4)%
% of operating revenue	27.8%	31.6%		(3.8)%
% of Revenue xFSR	31.5%	38.8%		(7.3)%
Purchased transportation expense includes payments made to owner-operators, rail partners and other third parties for their services. The decrease in the expense was primarily attributed to declining fuel prices, which reduced fuel reimbursements to our owner-operators and other third parties, as well as fewer miles driven by our owner-operators. This was partially offset by an increase in owner-operator contracted pay rates, as well as growth in our logistics business.
We implemented increases in contracted pay rates for owner-operators in August 2014 and May 2015. These rate increases were tailored at improving driver retention and recruiting. Contracted pay rates for our owner-operators may increase further in future periods as the economy strengthens and other employment alternatives become more available.

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Insurance and claims	$42,206	$33,321	$8,885	26.7%
% of operating revenue	4.0%	3.1%		0.9%
% of Revenue xFSR	4.5%	3.8%		0.7%
The increase was due to adverse development of certain prior year claims and higher claims severity trends. Enhanced safety features of our new equipment, improved driver retention, and other safety initiatives are helping to reduce our current accident frequency and severity trends; however, we have not yet realized noticeable benefits from these initiatives, given the adverse development of certain prior year claims and the trend-dependent nature of actuarially derived claims accruals.

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Rental expense and depreciation and amortization of property and equipment	$120,261	$110,926	$9,335	8.4%
% of operating revenue	11.4%	10.3%		1.1%
% of Revenue xFSR	12.8%	12.7%		0.1%
We believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment for analytical purposes because the mix of our leased versus owned tractors varies from period to period.
The increase in the combined expense was primarily due to growth in the number of tractors and trailers in our fleet. See consolidated table of revenue equipment below. Higher replacement costs of revenue equipment and an increase in the amount of leased equipment additionally contributed to the increase in the expense. As a percentage of Revenue xFSR, rental expense and depreciation and amortization of property and equipment remained consistent with the same period in 2014.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Consolidated revenue equipment was comprised of the following:

	June 30, 2015	December 31, 2014	June 30, 2014
Tractors
Company:
Owned	6,753	6,083	5,618
Leased — capital leases	2,077	1,700	2,059
Leased — operating leases	6,897	6,099	5,880
Total company tractors	15,727	13,882	13,557
Owner-operator:
Financed through the Company	3,843	4,204	4,473
Other	1,097	750	567
Total owner-operator tractors	4,940	4,954	5,040
Total tractors	20,667	18,836	18,597
Trailers	63,142	61,652	57,462
Containers	9,150	9,150	8,717

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Gain on disposal of property and equipment	$10,230	$8,312	$1,918	23.1%
% of operating revenue	1.0%	0.8%		0.2%
% of Revenue xFSR	1.1%	0.9%		0.2%
We previously announced plans to accelerate the average trade-in cycle for our tractors. As we added newer tractors to our fleet in the three months ended June 30, 2015, we sold the older models, which drove an increase in gain on disposal of property and equipment, as compared to the same period last year.
Other Expenses — The following table summarizes fluctuations in certain non-operating expenses, included in our consolidated income statements, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Interest expense	$10,109	$21,453	$(11,344)	(52.9)%
Derivative interest expense	$1,111	$1,618	$(507)	(31.3)%
Loss on debt extinguishment	$—	$6,990	$(6,990)	(100.0)%
Legal settlement	$6,000	$—	$6,000	n/a
Income tax expense	$31,877	$25,165	$6,712	26.7%
Interest Expense — Interest expense is comprised of debt interest expense and amortization of deferred financing costs and original issue discount. The decrease in interest expense was driven by our call of the Senior Notes in November 2014, lower debt balances, and more favorable interest rates and terms from the replacement of the 2013 Agreement with the 2014 Agreement.
Derivative Interest Expense — Derivative interest expense reflects losses reclassified from AOCI into net income from the effective portion of cash flow hedges, as well as the income effect of mark-to-market adjustments and current settlements of interest rate swaps, which were de-designated in February 2013.
Loss on Debt Extinguishment — The Company did not extinguish any debt during the three months ended June 30, 2015. The loss on debt extinguishment during the three months ended June 30, 2014 reflects the replacement of the 2013 Agreement with the 2014 Agreement, as well as repurchases of our Senior Notes.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Legal Settlement — In June 2015, the Company settled a lawsuit relating to a contractual dispute with an ancillary fuel system equipment supplier.  As a result of this settlement, the Company incurred a $6.0 million expense.  The settlement was fully paid subsequent to June 30, 2015.
Income Tax Expense — The effective tax rate for the three months ended June 30, 2015 and 2014 was 38.5%, as expected.
Consolidated Expenses for the Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Salaries, wages and employee benefits	$537,980	$467,459	$70,521	15.1%
% of operating revenue	25.9%	22.4%		3.5%
% of Revenue xFSR	29.4%	27.6%		1.8%
The increase was primarily due to a 12.4% increase in total miles driven by company drivers, as well as the company driver wage increases, discussed above.

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Operating supplies and expenses	$185,351	$164,902	$20,449	12.4%
% of operating revenue	8.9%	7.9%		1.0%
% of Revenue xFSR	10.1%	9.7%		0.4%
The increase was primarily due to increased costs related to equipment maintenance, driver recruiting, tolls, and legal and professional fees. We believe that the market for drivers has tightened. As a result, hiring expenses, including recruiting and advertising, which are included in operating supplies and expenses, have increased. We expect that these expenses will continue to increase from our focused efforts in attracting a sufficient amount of qualified drivers to operate our fleet.

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Fuel	$223,575	$309,699	$(86,124)	(27.8)%
% of operating revenue	10.8%	14.9%		(4.1)%
% of Revenue xFSR	12.2%	18.3%		(6.1)%
The decrease was from a combination of declining fuel prices and improved fuel efficiency, partially offset by an increase in the number of miles driven by company drivers.

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Purchased transportation	$583,488	$659,418	$(75,930)	(11.5)%
% of operating revenue	28.1%	31.6%		(3.5)%
% of Revenue xFSR	31.9%	38.9%		(7.0)%
Purchased transportation expense includes payments made to owner-operators, rail partners and other third parties for their services. The decrease in the expense was primarily attributed to declining fuel prices, which reduced fuel reimbursements to our owner-operators and other third parties, as well as fewer miles driven by our owner-operators. This was partially offset by the aforementioned increase in owner-operator contracted pay rates, as well as growth in our logistics and intermodal businesses.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Insurance and claims	$86,513	$75,769	$10,744	14.2%
% of operating revenue	4.2%	3.6%		0.6%
% of Revenue xFSR	4.7%	4.5%		0.2%
The increase was due to adverse development of certain prior year claims, higher claims severity trends and higher claims frequency trends related to severe weather conditions. Enhanced safety features of our new equipment, improved driver retention, and other safety initiatives are helping to reduce our current accident frequency and severity trends; however, we have not yet realized substantial benefits from these initiatives.

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Rental expense and depreciation and amortization of property and equipment	$239,163	$218,820	$20,343	9.3%
% of operating revenue	11.5%	10.5%		1.0%
% of Revenue xFSR	13.1%	12.9%		0.2%
The increase in the combined depreciation and amortization of property and equipment expense was primarily due to growth in the number of tractors and trailers in our fleet. See consolidated table of revenue equipment above. Higher replacement costs of revenue equipment and an increase in the amount of leased equipment additionally contributed to the increase in the expense. As a percentage of Revenue xFSR, rental expense and depreciation and amortization of property and equipment remained relatively consistent with the same period in 2014.

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Gain on disposal of property and equipment	$14,162	$11,471	$2,691	23.5%
% of operating revenue	0.7%	0.6%		0.1%
% of Revenue xFSR	0.8%	0.7%		0.1%
We previously announced plans to accelerate the average trade-in cycle for our tractors. As we added newer tractors to our fleet in the six months ended June 30, 2015, we sold the older models, which drove an increase in gain on disposal of property and equipment, as compared to the same period last year.
Other Expenses — The following table summarizes fluctuations in certain non-operating expenses, included in our consolidated income statements, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Interest expense	$20,497	$44,678	$(24,181)	(54.1)%
Derivative interest expense	$3,904	$3,271	$633	19.4%
Loss on debt extinguishment	$—	$9,903	$(9,903)	(100.0)%
Non-cash impairments of non-operating assets	$1,480	$—	$1,480	n/a
Legal settlement	$6,000	$—	$6,000	n/a
Income tax expense	$55,568	$32,869	$22,699	69.1%
Interest Expense — The decrease in interest expense was driven by our call of the Senior Notes in November 2014, lower debt balances and more favorable interest rates and terms from the replacement of the 2013 Agreement with the 2014 Agreement.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Derivative Interest Expense — Derivative interest expense reflects losses reclassified from AOCI into net income from the effective portion of cash flow hedges, as well as the income effect of mark-to-market adjustments and current settlements of interest rate swaps, which were de-designated in February 2013.
Non-cash Impairments of Non-operating Assets — In September 2013, the Company agreed to advance up to $2.3 million, pursuant to an unsecured promissory note, to an independent fleet contractor that transported freight on Swift's behalf. In March 2015, management became aware that the independent contractor violated various covenants outlined in the unsecured promissory note, which created an event of default that made the principal and accrued interest immediately due and payable. As a result of this event of default, as well as an overall decline in the independent contractor's financial condition, management re-evaluated the fair value of the unsecured promissory note. As of March 31, 2015, management determined that the remaining balance due from the independent contractor to the Company was not collectible, which resulted in a $1.5 million pre-tax adjustment that was recorded in "Non-cash impairments of non-operating assets" in the Company's consolidated income statements.
Loss on Debt Extinguishment — The Company did not extinguish any debt during the six months ended June 30, 2015. The loss on debt extinguishment during the six months ended June 30, 2014 reflects the replacement of the 2013 Agreement with the 2014 Agreement, as well as repurchases of our Senior Notes.
Legal Settlement — In June 2015, the Company settled a lawsuit relating to a contractual dispute with an ancillary fuel system equipment supplier.  As a result of this settlement, the Company incurred a $6.0 million expense.  The settlement was fully paid subsequent to June 30, 2015.
Income Tax Expense — The effective tax rate for the six months ended June 30, 2015 and 2014 was 38.5%, as expected.
Liquidity and Capital Resources

Sources of Liquidity
The following table presents our available sources of liquidity as of June 30, 2015 (in thousands):

Source	Amount
Cash and cash equivalents, excluding restricted cash	$53,651
Availability under revolving line of credit due June 2019 (1)	349,703
Availability under 2013 RSA (2)	67,200
Total unrestricted liquidity	$470,554
Restricted cash (3)	64,309
Restricted investments, held to maturity, amortized cost (3)	18,284
Total liquidity, including restricted cash and restricted investments	$553,147
____________

(1)
As of June 30, 2015, we had no borrowings and $100.3 million in letters of credit, primarily related to workers' compensation and self-insurance liabilities, under our $450.0 million revolving credit facility, leaving $349.7 million available.

(2)	Based on eligible receivables at June 30, 2015, our borrowing base for the 2013 RSA was $331.2 million, while outstanding borrowings were $264.0 million.

(3)	Restricted cash and restricted short-term investments are primarily held by our captive insurance companies for claims payments.
Uses of Liquidity
Our business requires substantial amounts of cash for operating expenses, capital expenditures, other assets, working capital changes, principal and interest payments on our obligations, tax payments and letters of credit required for insurance.
When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet and fund growth in our revenue equipment fleet. We expect net cash capital expenditures of approximately $350 million to $375 million for 2015. Further, we expect to continue to obtain a portion of our equipment under operating and capital leases, which are not reflected as net cash capital expenditures. In addition, we believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant. Beyond 2015, we expect our net capital expenditures to remain substantial.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

We believe we can finance our expected cash needs, including debt repayment, for at least the next twelve months with cash flows from operations, borrowings under our Revolver, borrowings under our 2013 RSA, and lease financing. Over the long-term, we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing or equity capital. The availability of financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions. If such additional borrowings, lease financing, or equity capital is not available at the time we need to access such funds, then we may be required to utilize the Revolver (if not then fully drawn), extend the maturity of then-outstanding indebtedness, rely on alternative financing arrangements, or engage in asset sales.
There can be no assurance that we will be able to incur additional debt under our existing financial arrangements to satisfy our ongoing capital requirements. However, we believe the combination of our expected cash flows, financing available through new equipment leases which are not subject to debt incurrence baskets, available funds under the 2013 RSA, and availability under our Revolver will be sufficient to fund our expected capital expenditures for at least the next twelve months.
Material Debt Agreements
As of June 30, 2015, we had $1.4 billion in material debt obligations at the following carrying values:

•	$488.0 million: Term Loan A, due June 2019

•	$394.2 million: Term Loan B, due June 2021, net of $0.8 million OID

•	$264.0 million: 2013 RSA outstanding borrowings

•	$255.9 million: Capital lease obligations

•	$ 7.6 million: Other
As of December 31, 2014, we had $1.5 billion in material debt obligations at the following carrying values:

•	$500.0 million: Term Loan A, due June 2019

•	$396.1 million: Term Loan B, due June 2021, net of $0.9 million OID

•	$334.0 million: 2013 RSA outstanding borrowings

•	$201.0 million: Capital lease obligations

•	$ 57.0 million: Revolver

•	$ 7.0 million: Other
Key terms and other details regarding our material debt agreements are discussed in Notes 5, 6, and 7 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and is incorporated by reference herein.
Fourth Amended and Restated Credit Agreement
On July 27, 2015, the Company entered into the 2015 Agreement, which replaced the 2014 Agreement, including the $450.0 million Revolver, $500.0 million Term Loan A ($488.0 million outstanding as of June 30, 2015) and $400.0 million Term Loan B ($394.2 million carrying value as of June 30, 2015). The 2015 Agreement includes a $600.0 million revolving credit facility ("new Revolver") and a $680.0 million first lien term loan A tranche ("new Term Loan A"). Upon closing, the proceeds from the new Term Loan A, a $200.0 million draw on the new Revolver and $3.0 million cash on hand were used to pay off the then-outstanding balances of the Term Loan A and Term Loan B under the 2014 Agreement, as well as certain transactional fees associated with the 2015 Agreement. This resulted in outstanding balances on the new Term Loan A and new Revolver of $680.0 million and $200.0 million, respectively. The pricing of the new Revolver and new Term Loan A is unchanged from the 2014 Agreement at 1.75% over LIBOR, subject to a leverage-based grid. This pricing is lower than the pricing of the Term Loan B and is expected to result in approximately $7.0 million in annualized savings, based on current borrowing levels. The new Revolver and new Term Loan A mature in July 2020 and are subject to the same financial covenants and substantially the same terms as those contained in the 2014 Agreement.
Cash Flows
The following table summarizes our cash flow activities for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

	Six months ended June 30,
	2015	2014	2015 vs 2014
	(In thousands)
Net cash provided by operating activities	$248,203	$183,483	$64,720
Net cash used in investing activities	(136,186)	(45,852)	(90,334)
Net cash used in financing activities	(163,498)	(123,281)	(40,217)

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Net Cash Provided by Operating Activities — Factors affecting the $64.7 million increase in net cash provided by operating activities for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, are depicted in the following cash flow waterfall analysis:
Favorable Variances:

(1)
$67.1 million increase in cash flows related to changes within accounts receivable. This increase in net cash provided by changes in accounts receivable was primarily related to the timing of collections during the six months ended June 30, 2015, as compared to the same period in 2014.

(2)	$33.3 million increase in operating income, driven by the factors discussed in "Results of Operations — Segment Review" and "Results of Operations — Consolidated Operating and Other Expenses," above.

(3)	The remaining $3.6 million increase is related to various factors that had an immaterial impact on net cash provided by operating activities, individually and in aggregate.
Unfavorable Variance:

(4)
$39.3 million decrease in cash flows related to changes within accounts payable, accrued and other liabilities. This decrease in cash flows was primarily due to timing differences of $20.9 million in payments to vendors and $19.3 million in claims payments during the six months ended June 30, 2015, as compared to the same period in 2014.

Net Cash Used in Investing Activities — Factors affecting the $90.3 million increase in net cash used in investing activities for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, are depicted in the following cash flow waterfall analysis:

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Favorable Variance:

(1)	The $7.2 million favorable variance is related to various factors that had an immaterial impact on net cash used in investing activities, individually and in aggregate.
Unfavorable Variances:

(2)
$31.6 million increase in cash flows used for capital expenditures. This is consistent with our expectations, as we previously announced plans to increase capital expenditures in order to support acceleration of the average trade-in cycle for our tractors and grow our fleet.

(3)	$30.4 million decrease in proceeds from sale of property and equipment.

(4)	$18.8 million increase in net expenditures on assets held for sale.

(5)
$16.7 million increase in restricted cash. Our captive insurance companies are required by insurance regulations to maintain cash balances to fund claims payments. The cash is restricted by insurance regulations. As such, fluctuations in the restricted cash balance are attributed to estimated claims payments.

Net Cash Used in Financing Activities — Factors affecting the $40.2 million increase in net cash used in financing activities for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 are depicted in the following cash flow waterfall analysis, which excludes the cash flow impact of the 2014 Agreement (quantified below):
Cash Flow Impact of the 2014 Agreement: When we entered into the 2014 Agreement in June 2014, total proceeds received included $50.0 million at closing under the $500.0 million delayed draw first lien term loan A tranche and $400.0 million under the first lien term loan B tranche. Additionally, we borrowed $164.0 million under the Revolver. With these proceeds, we repaid the then-existing first lien term loan B-1 tranche and first lien term loan B-2 tranche under the 2013 Agreement with outstanding principal balances of $229.0 million and $370.9 million plus accrued interest, respectively, and paid $10.5 million in deferred financing fees at closing. We also borrowed $65.0 million under the 2013 RSA to repay a portion of the outstanding amount on the Revolver.
The following variance analysis excludes the impact of the aforementioned cash transactions from the 2014 Agreement.
Favorable Variances:

(1)
$58.7 million decrease in net cash used for repayments of long-term debt and capital lease obligations. During the six months ended June 30, 2015, we repaid $48.8 million in long-term debt and capital lease obligations, including $14.0 million in repayments that were primarily related to the Term Loan A and Term Loan B. Excluding the impact of the 2014 Agreement, we repaid $107.5 million in long-term debt and capital lease obligations during the six months ended June 20, 2014.

(2)	The remaining $1.1 million favorable variance is related to factors that had an immaterial impact on net cash used in financing activities, individually and in aggregate.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Unfavorable Variances:

(3)
$60.0 million increase in net repayments on the 2013 RSA. During the six months ended June 30, 2015, we repaid $70.0 million on the 2013 RSA. Excluding the impact of the 2014 Agreement, we repaid $10.0 million under the 2013 RSA during the six months ended June 30, 2014.

(4)
$40.0 million increase in net repayments on the Revolver. During the six months ended June 30, 2015, we repaid $57.0 million on the Revolver. Excluding the impact of the 2014 Agreement, we repaid $17.0 million under the Revolver during the six months ended June 20, 2014.

Working Capital
As of June 30, 2015 and December 31, 2014, we had a working capital surplus of $317.1 million and $378.2 million, respectively.
Capital and Operating Leases
In addition to our net cash capital expenditures, we enter into lease agreements to acquire revenue equipment, including tractors and trailers. Our tractor and trailer lease acquisitions and terminations were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Gross value of revenue equipment acquired with:
Capital leases	$85,821	$38,043
Operating leases	112,864	219,375
Originating value of terminated revenue equipment leases:
Capital leases	8,542	45,772
Operating leases	150,183	49,856
Contractual Obligations

Refer to "Liquidity and Capital Resources," above, and "Off Balance Sheet Arrangements," below, for details on changes in our contractual obligations during the three and six months ended June 30, 2015. Aside from these items, there were no material changes to the contractual obligations table, which was included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off Balance Sheet Arrangements

As of June 30, 2015, we lease 10,058 tractors under operating leases, which includes 6,897 company tractors and 3,161 owner-operator tractors financed by the Company. Operating leases have been an important source of financing for our revenue equipment. In accordance with ASC Topic 840, Leases, property and equipment held under operating leases are not reflected on our consolidated balance sheets. All expenses related to operating leases and related liabilities are reflected in our consolidated income statements under "Rental expense." Rental expense was $121.8 million for the six months ended June 30, 2015, compared with $107.9 million in the six months ended June 30, 2014.
As of June 30, 2015, the Company had commitments outstanding to acquire revenue equipment for the remainder of 2015 for approximately $437.2 million ($341.4 million of which were tractor commitments) and in 2016 to 2017 for approximately $380.5 million (all of which were tractor commitments). The Company generally has the option to cancel tractor purchase orders with 60 to 90 days' notice prior to the scheduled production, although the notice period has lapsed for 36.1% of the tractor commitments outstanding as of June 30, 2015. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.
As of June 30, 2015, the Company had outstanding purchase commitments of approximately $4.9 million for facilities and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
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

after the winter holiday season, the first quarter has historically been a lower volume quarter for us than the other three quarters. In recent years, the macro consumer buying patterns combined with shippers’ supply chain management, which historically contributed to the fourth quarter "peak" season, continued to evolve. As a result, our fourth quarter 2014, 2013 and 2012 volumes were more evenly disbursed throughout the quarter rather than peaking early in the quarter. In the eastern and mid-western United States, and to a lesser extent in the western United States, during the winter season our equipment utilization typically declines and our operating expenses generally increase, with fuel efficiency declining because of engine idling and severe weather sometimes creating higher accident frequency, increased claims, and more equipment repairs. Our revenue may also be affected by holidays as a result of curtailed operations or vacation shutdowns, because our revenue is directly related to available working days of shippers. From time to time, we also suffer short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could add volatility to, or harm, our results of operations.
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
We have interest rate exposure arising from our 2014 Agreement, 2013 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates, although the volatility related to the Term Loan B is mitigated due to a minimum LIBOR of 0.75%. We manage interest rate exposure through a mix of variable- and fixed-rate debt (weighted average rate of 2.3% before applicable margin). Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $9.6 million, considering the effect of minimum LIBOR on the Term Loan B.
We have commodity exposure with respect to fuel used in company tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, decreased from an average of $3.949 per gallon for the six months ended June 30, 2014 to an average of $2.883 per gallon for the six months ended June 30, 2015. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of June 30, 2015 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 9 of the notes to our consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the period ended June 30, 2015 and is incorporated by reference herein.

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

SWIFT TRANSPORTATION COMPANY

Date:	August 5, 2015	/s/ Jerry Moyes
Jerry Moyes
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2015	/s/ Virginia Henkels
Virginia Henkels
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)