Form 10-Q
period 2015-09-30
SWIFT TRANSPORTATION Co
filed 2015-11-04
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
Form 10-Q
  _____________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant’s Class A common stock as of 10/30/2015 was 91,966,463 and the number of outstanding shares of the registrant’s Class B common stock as of 10/30/2015 was 50,991,938.

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

2011 RSA	The Company's previous Receivables Sale Agreement, entered into in 2011, with unrelated financial entities
2013 Agreement	The Company's Second Amended and Restated Credit Agreement, replaced by the 2014 Agreement
2013 RSA	Second Amended and Restated Receivables Sale Agreement, entered into in 2013 by SRCII, with unrelated financial entities, "The Purchasers"
2014 Agreement	The Company's Third Amended and Restated Credit Agreement
2015 Agreement	The Company's Fourth Amended and Restated Credit Agreement
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Central	Central Refrigerated Transportation, LLC (formerly Central Refrigerated Transportation, Inc.)
COFC	Container on Flat Car
CSA	Compliance Safety Accountability
Deadhead	Tractor movement without hauling freight (unpaid miles driven)
DOE	United States Department of Energy
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IEL	Interstate Equipment Leasing, LLC (formerly Interstate Equipment Leasing, Inc.)
IPO	Initial Public Offering
LIBOR	London InterBank Offered Rate
Moyes Affiliates	Jerry Moyes, The Jerry and Vickie Moyes Family Trust dated December 11, 1987, and various Moyes children’s trusts
NASDAQ	National Association of Securities Dealers Automated Quotations
New Revolver	Revolving line of credit under the 2015 Agreement
New Term Loan A	The Company's first lien term loan A under the 2015 Agreement
NLRB	National Labor Relations Board
OID	Original Issue Discount
Old Revolver	Revolving line of credit under the 2014 Agreement
Old Term Loan A	The Company's first lien term loan A under the 2014 Agreement
Revenue xFSR	Revenue, Excluding Fuel Surcharge Revenue
SEC	United States Securities and Exchange Commission
Senior Notes	The Company's previously outstanding senior secured second priority notes
SRCII	Swift Receivables Company II, LLC
Swift Refrigerated	Swift Refrigerated Service, LLC (formerly Central Refrigerated Transportation, LLC)
The Purchasers	Unrelated financial entities in the 2013 RSA, which was entered into by SRCII
Term Loan B	The Company's first lien term loan B under the 2014 Agreement
TOFC	Trailer on Flat Car
VPF	Variable Prepaid Forward

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$53,706	$105,132
Restricted cash	58,453	45,621
Restricted investments, held to maturity, amortized cost	23,134	24,510
Accounts receivable, net	448,323	478,999
Equipment sales receivable	—	288
Income tax refund receivable	17,369	18,455
Inventories and supplies	19,094	18,992
Assets held for sale	11,096	2,907
Prepaid taxes, licenses, insurance and other	53,724	51,441
Deferred income taxes	30,993	44,861
Current portion of notes receivable	9,523	9,202
Total current assets	725,415	800,408
Property and equipment, at cost:
Revenue and service equipment	2,279,852	2,061,835
Land	127,865	122,835
Facilities and improvements	270,041	268,025
Furniture and office equipment	93,813	67,740
Total property and equipment	2,771,571	2,520,435
Less: accumulated depreciation and amortization	1,092,987	978,305
Net property and equipment	1,678,584	1,542,130
Other assets	29,597	41,855
Intangible assets, net	287,322	299,933
Goodwill	253,256	253,256
Total assets	$2,974,174	$2,937,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136,551	$160,186
Accrued liabilities	105,370	100,329
Current portion of claims accruals	79,103	81,251
Current portion of long-term debt	29,747	31,445
Current portion of capital lease obligations	63,223	42,902
Fair value of interest rate swaps	—	6,109
Current portion of accounts receivable securitization	250,000	—
Total current liabilities	663,994	422,222
Revolving line of credit	200,000	57,000
Long-term debt, less current portion	652,498	871,615
Capital lease obligations, less current portion	232,398	158,104
Claims accruals, less current portion	151,980	143,693
Deferred income taxes	460,504	480,640
Accounts receivable securitization, less current portion	—	334,000
Other liabilities	530	14
Total liabilities	2,361,904	2,467,288
Commitments and Contingencies (Notes 8 and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 91,943,073 and 91,103,643 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	919	911
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 50,991,938 shares issued and outstanding as of September 30, 2015 and December 31, 2014	510	510
Additional paid-in capital	795,600	781,124
Accumulated deficit	(184,942)	(310,017)
Accumulated other comprehensive income (loss)	81	(2,336)
Noncontrolling interest	102	102
Total stockholders’ equity	612,270	470,294
Total liabilities and stockholders’ equity	$2,974,174	$2,937,582
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Operating revenue:
Revenue, excluding fuel surcharge revenue	$954,974	$881,829	$2,785,737	$2,575,165
Fuel surcharge revenue	109,999	193,051	353,784	584,059
Operating revenue	1,064,973	1,074,880	3,139,521	3,159,224
Operating expenses:
Salaries, wages and employee benefits	283,767	240,005	821,747	707,464
Operating supplies and expenses	102,719	88,459	288,070	253,361
Fuel	103,023	149,099	326,598	458,798
Purchased transportation	299,866	328,112	883,354	987,530
Rental expense	59,088	59,655	180,909	167,509
Insurance and claims	52,877	37,673	139,390	113,442
Depreciation and amortization of property and equipment	66,852	54,369	184,194	165,335
Amortization of intangibles	4,204	4,204	12,611	12,611
Impairments	—	2,308	—	2,308
Gain on disposal of property and equipment	(9,825)	(11,628)	(23,987)	(23,099)
Communication and utilities	8,236	7,321	23,134	22,207
Operating taxes and licenses	19,245	17,892	55,104	54,155
Total operating expenses	990,052	977,469	2,891,124	2,921,621
Operating income	74,921	97,411	248,397	237,603
Other expenses (income):
Interest expense	9,130	20,372	29,627	65,050
Derivative interest expense	68	1,756	3,972	5,027
Interest income	(647)	(777)	(1,825)	(2,235)
Loss on debt extinguishment	9,567	2,854	9,567	12,757
Non-cash impairments of non-operating assets	—	—	1,480	—
Legal settlement	—	—	6,000	—
Other	(752)	(842)	(2,341)	(2,416)
Total other expenses (income), net	17,366	23,363	46,480	78,183
Income before income taxes	57,555	74,048	201,917	159,420
Income tax expense	21,274	23,890	76,842	56,759
Net income	$36,281	$50,158	$125,075	$102,661
Basic earnings per share	$0.25	$0.35	$0.88	$0.73
Diluted earnings per share	$0.25	$0.35	$0.87	$0.72
Shares used in per share calculations:
Basic	142,801	141,557	142,535	141,282
Diluted	144,132	143,322	144,238	143,338
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$36,281	$50,158	$125,075	$102,661
Accumulated losses on derivatives reclassified to derivative interest expense	69	1,642	3,886	4,438
Other comprehensive income before income taxes	69	1,642	3,886	4,438
Income tax effect of items within other comprehensive income	—	(633)	(1,469)	(1,710)
Other comprehensive income, net of income taxes	69	1,009	2,417	2,728
Total comprehensive income	$36,350	$51,167	$127,492	$105,389
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
	(In thousands, except per share data)
Balances, December 31, 2014	91,103,643	$911	50,991,938	$510	$781,124	$(310,017)	$(2,336)	$102	$470,294
Common stock issued under stock plans	802,731	8			6,771				6,779
Stock-based compensation expense					4,618				4,618
Excess tax benefits from stock-based compensation					2,200				2,200
Shares issued under employee stock purchase plan	36,699	—			887				887
Net income						125,075			125,075
Other comprehensive income, net of income taxes							2,417		2,417
Balances, September 30, 2015	91,943,073	$919	50,991,938	$510	$795,600	$(184,942)	$81	$102	$612,270
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$125,075	$102,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	196,805	177,946
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	5,574	7,794
Gain on disposal of property and equipment less write-off of totaled tractors	(21,974)	(21,784)
Impairments	1,480	2,308
Deferred income taxes	(8,106)	(33,120)
Provision for losses on accounts receivable	5,348	2,041
Non-cash loss on debt extinguishment and write-offs of deferred financing costs and original issue discount	9,567	12,757
Non-cash equity compensation	4,618	3,892
Excess tax benefits from stock-based compensation	(2,200)	(2,029)
Income effect of mark-to-market adjustment of interest rate swaps	87	(74)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	25,328	(37,793)
Inventories and supplies	(102)	(2,307)
Prepaid expenses and other current assets	(1,197)	23,711
Other assets	6,583	6,014
Accounts payable, accrued and other liabilities	10,336	50,796
Net cash provided by operating activities	357,222	292,813
Cash flows from investing activities:
Increase in restricted cash	(12,832)	(678)
Proceeds from maturities of investments	23,965	25,523
Purchases of investments	(22,710)	(25,159)
Proceeds from sale of property and equipment	76,545	116,672
Capital expenditures	(260,858)	(211,113)
Payments received on notes receivable	3,137	3,759
Expenditures on assets held for sale	(19,777)	(2,900)
Payments received on assets held for sale	8,019	20,089
Payments received on equipment sale receivables	293	368
Net cash used in investing activities	(204,218)	(73,439)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(954,561)	(772,088)
Proceeds from long-term debt	684,504	450,000
Net borrowings on revolving line of credit	143,000	65,000
Borrowings under accounts receivable securitization	65,000	100,000
Repayment of accounts receivable securitization	(149,000)	(49,000)
Payment of deferred loan costs	(3,240)	(11,784)
Proceeds from common stock issued	7,667	7,587
Excess tax benefits from stock-based compensation	2,200	2,029
Net cash used in financing activities	(204,430)	(208,256)
Net (decrease) increase in cash and cash equivalents	(51,426)	11,118
Cash and cash equivalents at beginning of period	105,132	59,178
Cash and cash equivalents at end of period	$53,706	$70,296

 See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$37,254	$59,809
Income taxes	77,335	59,501
Non-cash investing activities:
Equipment purchase accrual	$11,801	$40,379
Notes receivable from sale of assets	5,618	4,524
Equipment sales receivables	5	878
Non-cash financing activities:
Capital lease additions	$142,937	$64,351
Accrued deferred loan costs	250	280
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
Description of Business
Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. As of September 30, 2015, the Company's fleet of revenue equipment included 20,836 tractors (comprised of 15,824 company tractors and 5,012 owner-operator tractors), 64,528 trailers and 9,150 intermodal containers. The Company’s four reportable segments are Truckload, Dedicated, Swift Refrigerated (formally Central Refrigerated) and Intermodal.
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
Basis of Presentation
The consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The consolidated financial statements include the accounts of Swift Transportation Company and its wholly-owned subsidiaries. In management's opinion, these consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary for the fair presentation of the periods presented.
Changes in Presentation
Beginning in 2015, the Company made the following changes in presentation:

•
Excess tax benefits from stock-based compensation are separately presented within "Net cash provided by operating activities" in the consolidated statements of cash flows. The prior period presentation has been retrospectively adjusted to reclassify the amount out of "Accounts payable, accrued and other liabilities" and into the new line item "Excess tax benefits from stock-based compensation."  The change in presentation has no net impact on "Net cash provided by operating activities."

•
Gross amounts of investment in securities activities are presented as "Proceeds from maturities of investments" and "Purchases of investments" in the consolidated statements of cash flows. The prior period presentation has been retrospectively adjusted to accommodate this gross presentation. The change in presentation has no net impact on "Net cash used in investing activities."

•
"Operating revenue" in the consolidated income statements is disaggregated into the line items "Revenue, excluding fuel surcharge revenue" and "Fuel surcharge revenue." The change in presentation has no net impact on "Operating revenue."

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 2 — Recently Issued Accounting Pronouncements

In August 2015, FASB issued ASU 2015-14, Deferral of the Effective Date, which amends ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 was established by previously-issued ASU 2014-09. For public business entities, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption of ASU 2014-09 is permitted. Management is currently evaluating the impact of adopting ASC Topic 606, as amended.
In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which amends ASC Topic 330, Inventory. The amendments in this ASU simplify subsequent measurement of inventory for all inventory measurement methods, except for last-in-first-out and retail inventory methods. Current guidance requires entities to measure inventory at the lower of cost or market. However, market could be the replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The new guidance requires entities to measure inventory at the lower of cost and net realizable value, instead of the previously issued guidance of lower of cost or market. FASB defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively. Although early adoption is permitted, the Company expects to adopt this guidance at the beginning of 2017. However, due to the nature of the Company's inventory balances (spare parts, tires, fuel and supplies), inventory is predominantly stated at cost, which is consistently below net realizable value. As such, the amendments in this ASU are not expected to have a material impact on the Company's financial position or results of operations upon adoption.
In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC Subtopic 835-30, Interest — Imputation of Interest. The amendments in this ASU simplify the presentation of debt issuance costs and align the presentation with debt discounts. Entities will be required to present debt issuance costs as a direct deduction from the face amount of the related note, rather than as a deferred charge. In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update), which also amends ASC Subtopic 835-30, Interest — Imputation of Interest. The SEC determined that ASU 2015-03 (discussed above) did not address costs related to line-of-credit arrangements. The amendments in ASU 2015-15 clarify that entities may defer and present debt issuance costs as an asset, and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these ASUs require retrospective application, with related disclosures for a change in accounting principle. Upon adoption, the Company will comply with these disclosure requirements by providing the nature and reason for the change, the transition method, a description of the adjusted prior period information and the effect of the change on the financial statement line items. For public business entities, the amendments in these ASUs will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption is permitted; however, the Company expects to adopt this guidance at the beginning of 2016. Upon adoption, the amended guidance will affect Swift's classification of debt issuance costs, which are currently classified in "Other assets" in the consolidated balance sheets. In accordance with the amendments in ASU 2015-15, debt issuance costs associated with the our revolving line of credit will remain within "Other assets" in the consolidated balance sheets. All other debt issuance costs will be reclassified, in accordance with the amendments in ASU 2015-03. This reclassification of debt issuance costs will effectively decrease "Other assets" by approximately $2.5 million and correspondingly decrease the long-term debt balances by the same amount.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 3 — Restricted Investments

The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company’s restricted investments as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
United States corporate securities	$16,664	$4	$(2)	$16,666
Municipal bonds	4,845	4	(1)	4,848
Negotiable certificate of deposits	1,625	1	—	1,626
Total restricted investments	$23,134	$9	$(3)	$23,140

	December 31, 2014
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
United States corporate securities	$20,892	$2	$(10)	$20,884
Foreign corporate securities	1,503	—	—	1,503
Negotiable certificate of deposits	2,115	—	—	2,115
Total restricted investments	$24,510	$2	$(10)	$24,502
Refer to Note 11 for additional information regarding fair value measurements of restricted investments.
As of September 30, 2015, the contractual maturities of the restricted investments were one year or less. There were 14 securities and 24 securities that were in an unrealized loss position for less than twelve months as of September 30, 2015 and December 31, 2014, respectively. The Company did not recognize any impairment losses for the three or nine months ended September 30, 2015 or 2014.
Note 4 — Goodwill and Other Intangible Assets

There were no goodwill impairments recorded during the three or nine months ended September 30, 2015 or 2014. Intangible assets as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Customer Relationships:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(169,039)	(156,428)
Trade Name:
Gross carrying value	181,037	181,037
Intangible assets, net	$287,322	$299,933
The following table presents amortization of intangibles for the three and nine months ended September 30, 2015 and 2014, related to intangible assets recognized in conjunction with the 2007 Transactions and the intangible assets existing prior to the 2007 Transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization of intangible assets related to the 2007 Transactions	$3,912	$3,912	$11,736	$11,736
Amortization related to intangible assets existing prior to the 2007 Transactions	292	292	875	875
Amortization of intangibles	$4,204	$4,204	$12,611	$12,611

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Accounts Receivable Securitization

In June 2013, SRCII entered into the 2013 RSA with the Purchasers to replace the Company's prior 2011 RSA, and to sell, on a revolving basis, undivided interests in the Company’s accounts receivable through the maturity of the facility in July 2016. Pursuant to the 2013 RSA, the Company’s receivable originator subsidiaries sell all of their eligible accounts receivable to SRCII, which in turn sells a variable percentage ownership interest in its accounts receivable to the Purchasers. On September 26, 2014, the Company exercised an accordion option, increasing the maximum borrowing capacity on the 2013 RSA from $325.0 million to $375.0 million. The Company entered into an amendment to the 2013 RSA, effective March 31, 2015, to clarify when the Company’s consent is required in conjunction with a Purchaser’s sale or assignment of any portion of its purchased interest in the receivables and to amend certain of the performance ratios to provide increased flexibility to the Company in managing its receivables.
The facility qualifies for treatment as a secured borrowing under ASC Topic 860, Transfers and Servicing. As such, outstanding amounts are classified as liabilities on the Company’s consolidated balance sheets in "Current portion of accounts receivable securitization" as of September 30, 2015 and "Accounts receivable securitization, less current portion" as of December 31, 2014.
As of September 30, 2015 and December 31, 2014, interest accrued on the aggregate principal balance at a rate of 0.8%. Program fees and unused commitment fees are recorded in interest expense in the Company's consolidated income statements. The Company incurred program fees of $0.8 million and $0.9 million, during the three months ended September 30, 2015 and 2014, respectively. The Company incurred program fees of $2.7 million and $2.5 million, during the nine months ended September 30, 2015 and 2014, respectively.
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
Note 6 — Debt and Financing

Other than the Company’s accounts receivable securitization, as discussed in Note 5, and its outstanding capital lease obligations as discussed in Note 7, the Company's long-term debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
2015 Agreement: New Term Loan A, due July 2020	$676,375	$—
2014 Agreement: Old Term Loan A, due June 2019	—	500,000
2014 Agreement: Term Loan B, due June 2021, net of $920 OID	—	396,080
Other	5,870	6,980
Long-term debt	682,245	903,060
Less: current portion of long-term debt	(29,747)	(31,445)
Long-term debt, less current portion	$652,498	$871,615

	September 30, 2015	December 31, 2014
Long-term debt	682,245	903,060
Revolving line of credit (1)	200,000	$57,000
Long-term debt, including revolving line of credit	$882,245	$960,060
____________

(1)
The Company had outstanding letters of credit, primarily related to workers' compensation and self-insurance liabilities of $95.5 million under the New Revolver at September 30, 2015 and $100.3 million under the Old Revolver at December 31, 2014.

Credit Agreement
On July 27, 2015, the Company entered into the 2015 Agreement, which replaced the 2014 Agreement, including the $450.0 million Old Revolver (zero outstanding at closing), $500.0 million Old Term Loan A ($485.0 million outstanding at closing), and a $400.0 million Term Loan B ($395.0 million outstanding at closing). The 2015 Agreement includes a New Revolver and a New Term Loan A. Upon closing, the $680.0 million in proceeds from the New Term Loan A, a $200.0 million draw on the New Revolver and $4.9 million cash on hand were used to pay off the then-outstanding balances of the Old Term Loan A and Term Loan B, including accrued interest and fees under the 2014 Agreement, as well as certain transactional fees associated with the 2015 Agreement.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table presents the key terms of the 2015 Agreement (dollars in thousands):

Description	New Term Loan A	New Revolver (2)
Maximum borrowing capacity	$680,000	$600,000
Final maturity date	July 27, 2020	July 27, 2020
Interest rate base	LIBOR	LIBOR
LIBOR floor	—%	—%
Interest rate minimum margin (1)	1.50%	1.50%
Interest rate maximum margin (1)	2.25%	2.25%
Minimum principal payment — amount (3)	$3,625	$—
Minimum principal payment — frequency	Quarterly	Once
Minimum principal payment — commencement date (3)	September 30, 2015	July 27, 2020
____________

(1)
The interest rate margin for the New Term Loan A and New Revolver is 1.75%, which is lower than the 2014 Agreement's Term Loan B. After December 31, 2015, the interest rate margin for the New Term Loan A and New Revolver will be based on the Company's consolidated leverage ratio. As of September 30, 2015, interest accrued at 1.95% on the New Term Loan A and 1.95% on the New Revolver.

(2)
The commitment fee for the unused portion of the New Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.25% to 0.35%. As of September 30, 2015, commitment fees on the unused portion of the New Revolver accrued at 0.25% and outstanding letter of credit fees accrued at 1.75%.

(3)	Commencing in December 2015, the minimum quarterly payment amount on the New Term Loan A is $6.6 million, then increases to $12.3 million in March 2017, at which it remains until final maturity.
Similar to the 2014 Agreement, the New Revolver and New Term Loan A of the 2015 Agreement contain certain financial covenants with respect to a maximum leverage ratio and a minimum consolidated interest coverage ratio. The 2015 Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock buybacks, and equipment financing. In addition to the financial covenants, the 2015 Agreement includes customary events of default, including a change in control default and certain affirmative and negative covenants, including, but not limited to, restrictions, subject to certain exceptions, on incremental indebtedness, asset sales, certain restricted payments (including dividends), certain incremental investments or advances, transactions with affiliates, engaging in additional business activities, and prepayments of certain other indebtedness.
Borrowings under the credit facility are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Swift Refrigerated Transportation, LLC and its subsidiaries, Swift Transportation Co., LLC and its domestic subsidiaries other than its captive insurance subsidiaries, driver academy subsidiary, and its bankruptcy-remote special purpose subsidiary.
Deferred Loan Costs and Loss on Debt Extinguishment
Deferred loan costs, reported in "Other assets" in the Company's consolidated balance sheets, were $3.7 million and $10.4 million as of September 30, 2015 and December 31, 2014, respectively.
The Company incurred $9.6 million in losses on debt extinguishment during the three and nine months ended September 30, 2015, reflecting the write-off of the unamortized OID and deferred financing fees related to the 2014 Agreement, which was replaced by the 2015 Agreement. During the three and nine months ended September 30, 2014, the Company incurred $2.9 million and $12.8 million in losses on debt extinguishment, respectively. During the nine months ended September 30, 2014, $5.2 million of the loss on debt extinguishment related to the replacement of the 2013 Agreement with the 2014 Agreement, and $7.6 million related to the Company's repurchase of its Senior Notes.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Leases

The Company finances a portion of its revenue equipment under capital and operating leases and certain terminals under operating leases.
Capital — The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term. Certain leases contain renewal or fixed price purchase options. The present value of obligations under capital leases is included under "Current portion of capital lease obligations" and "Capital lease obligations, less current portion" in the consolidated balance sheets. As of September 30, 2015, the leases were collateralized by revenue equipment with a cost of $366.9 million and accumulated amortization of $83.6 million. As of December 31, 2014, the leases were collateralized by revenue equipment with a cost of $270.6 million and accumulated amortization of $68.0 million. Amortization of the equipment under capital leases is included in "Depreciation and amortization of property and equipment" in the Company’s consolidated income statements.
Operating — Rent expense related to operating leases was $59.1 million for the three months ended September 30, 2015 and $59.7 million for the three months ended September 30, 2014. Rent expense related to operating leases was $180.9 million for the nine months ended September 30, 2015 and $167.5 million for the nine months ended September 30, 2014.
Note 8 — Purchase Commitments

As of September 30, 2015, the Company had commitments outstanding to acquire revenue equipment for the remainder of 2015 of approximately $144.1 million ($108.3 million of which were tractor commitments) and in 2016 to 2017 for approximately $659.3 million ($571.8 million of which were tractor commitments). The Company has the option to cancel tractor purchase orders with 60 to 90 days' notice prior to the scheduled production, although the notice period has lapsed for 9.1% of the tractor commitments outstanding as of September 30, 2015. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
On October 27, 2015, management announced that the Company will not further grow its tractor fleet in the remainder of 2015 and in 2016. As such, the Company canceled the purchase and trade of approximately 450 tractors. The impact of these cancellations is included in the outstanding purchase commitment amounts, discussed above. New tractors received under the remaining purchase commitments in 2015 and 2016 are intended to replace older tractors in our current fleet.
As of September 30, 2015, the Company had outstanding purchase commitments of approximately $1.1 million for facilities and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Arizona Owner-operator Class Action Litigation
On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly-situated persons against Swift Transportation: Garza v. Swift Transportation Co., Inc., Case No. CV7-472 (the "Garza Complaint"). The putative class originally involved certain owner-operators who contracted with the Company under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that the Company should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied plaintiff’s petition for class certification. The plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14, 2008, the Company filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted the Company’s petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals, opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, the plaintiff renewed the motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. Upon certification, the Company filed a motion to compel arbitration, as well as filing numerous motions in the trial court urging dismissal on several other grounds including, but not limited to the lack of an employee as a class representative, and because the named owner-operator class representative only contracted with the Company for a three-month period under a one-year contract that no longer exists. In addition to these trial court motions, the Company also filed a petition for special action with the Arizona Court of Appeals, arguing that the trial court erred in certifying the class because the trial court relied upon the Court of Appeals ruling that was previously overturned by the Arizona Supreme Court. On April 7, 2011, the Arizona Court of Appeals declined jurisdiction to hear this petition for special action and the Company filed a petition for review to the Arizona Supreme Court. On August 31, 2011, the Arizona Supreme Court declined to review the decision of the Arizona Court of Appeals. In April 2012, the trial court issued the following rulings with respect to certain motions filed by Swift: (1) denied Swift’s motion to compel arbitration; (2) denied Swift’s request to decertify the class; (3) granted Swift’s motion that there is no breach of contract; and (4) granted Swift’s motion to limit class size based on statute of limitations. On November 13, 2014, the court denied plaintiff's motion to add new class representatives for the employee class and therefore the employee class remains without a plaintiff class representative. On March 18, 2015, the court denied Swift's two motions for summary judgment (1) to dismiss any claims related to the employee class since there is no class representative; and (2) to dismiss plaintiff's claim of breach of a duty of good faith and fair dealing. On July 14, 2015, the court granted Swift's motion to decertify the entire class. The Company intends to defend against any appeal pursued by the plaintiff.
Ninth Circuit Owner-operator Misclassification Class Action Litigation
On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: Virginia VanDusen, John Doe 1 and Joseph Sheer, individually and on behalf of all other similarly-situated persons v. Swift Transportation Co., Inc., Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 9-CIV-10376 filed in the United States District Court for the Southern District of New York (the "Sheer Complaint"). The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal Fair Labor Standards Act ("FLSA"), and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 450 other current or former owner-operators have joined this lawsuit. Upon Swift’s motion, the matter was transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, the plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On September 23, 2010, plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the district court granted Swift’s motion to compel arbitration and ordered that the class action be stayed, pending the outcome of arbitration. The district court further denied plaintiff’s motion for preliminary injunction and motion for conditional class certification. The district court also denied plaintiff’s request to arbitrate the matter as a class.
The plaintiff filed a petition for a writ of mandamus to the Ninth Circuit Court of Appeals asking that the district court’s September 30, 2010 order be vacated. On July 27, 2011, the Ninth Circuit Court of Appeals denied the plaintiff’s petition for writ of mandamus and thereafter the district court denied plaintiff’s motion for reconsideration and certified its September 30, 2010 order. The plaintiffs filed an interlocutory appeal to the Ninth Circuit Court of Appeals to overturn the district court’s September 30, 2010 order to compel arbitration, alleging that the agreement to arbitrate is exempt from arbitration under Section 1 of the Federal Arbitration Act ("FAA") because the class of plaintiffs allegedly consists of employees exempt from arbitration agreements. On November 6, 2013, the Ninth Circuit Court of Appeals reversed and remanded, stating its prior published decision, "expressly held that a district court must determine whether an agreement for arbitration is exempt from arbitration under Section 1 of the FAA as a threshold matter." As a consequence of this determination by the Ninth Circuit Court of Appeals being different from a decision of the Eighth Circuit Court of Appeals on a similar issue, on February 4, 2014, the Company filed a petition for writ of certiorari to the United States Supreme

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Court to address whether the district court or arbitrator should determine whether the contract is an employment contract exempt from Section 1 of the Federal Arbitration Act. On June 16, 2014, the United States Supreme Court denied the Company’s petition for writ of certiorari. The matter remains pending in the district court and is currently in discovery. The Company has filed a writ of mandamus and appeal from the district court's order that effectively denies the Company's motion to compel arbitration. The Ninth Circuit has set oral argument on the matter for November 16, 2015. The Company intends to vigorously defend against any proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
California Wage, Meal and Rest Employee Class Actions
On March 22, 2010, a class action lawsuit was filed by John Burnell, individually and on behalf of all other similarly-situated persons against Swift Transportation: John Burnell and all others similarly-situated v. Swift Transportation Co., Inc., Case No. CIVDS 1004377 filed in the Superior Court of the State of California, for the County of San Bernardino (the "Burnell Complaint"). On September 3, 2010, upon motion by Swift, the matter was removed to the United States District Court for the Central District of California, Case No. EDCV10-809-VAP. The putative class includes drivers who worked for Swift during the four years preceding the date of filing alleging that Swift failed to pay the California minimum wage, failed to provide proper meal and rest periods and failed to timely pay wages upon separation from employment. On April 9, 2013, the Company filed a motion for judgment on the pleadings, requesting dismissal of plaintiff's claims related to alleged meal and rest break violations under the California Labor Code alleging that such claims are preempted by the Federal Aviation Administration Authorization Act. On May 29, 2013, the United States District Court for the Central District of California granted the Company's motion for judgment on the pleadings and dismissed plaintiff's claims that are based on alleged violations of meal and rest periods set forth in the California Labor Code. Plaintiff appealed to the Ninth Circuit Court. Based on the Circuit Court's holding in a different case, it remanded the plaintiff's meal and rest break claims to the district court. The district court has not yet addressed the merits of those claims. Minimum wage claims (specifically that pay-per-mile fails to compensate drivers for non-driving-related services), timeliness of such pay and the issue of class certification remain pending.
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
On September 25, 2014, a class action lawsuit was filed by Lawrence Peck on behalf of himself and all other similarly-situated persons against Swift Transportation: Peck v. Swift Transportation Co. of Arizona, LLC in the Superior Court of California, County of Riverside (the "Peck Complaint"). The putative class includes current and former non-exempt employee truck drivers who performed services in California within the four-year statutory period, alleging that Swift failed to pay for all hours worked (specifically that pay-per-mile fails to compensate drivers for non-driving related services), failed to pay overtime, failed to properly reimburse work-related expenses, failed to timely pay wages and failed to provide accurate wage statements.
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
On or about April 15, 2015, a complaint was filed in the Superior Court of the State of California in and for the County of San Bernardino: Rafael McKinsty et al. v. Swift Transportation Co. of Arizona, LLC, et al., Case No. CIVDS 1505599 (the "McKinsty Complaint").  The McKinsty Complaint, a purported class action, alleges violation of California rest break laws and is similar to the Burnell, Rudsell, Peck and Mares Complaints.  The case was removed to federal court and was related to the Burnell, Rudsell and Peck actions.
The issue of class certification must first be resolved before the court will address the merits of these cases, and the Company retains all of its defenses against liability and damages, pending a determination of class certification. The Company intends to vigorously defend against certification of the class in all of these matters, as well as the merits of these matters, should the classes be certified. The final disposition of these cases and the impact of such final dispositions of these cases cannot be determined at this time.
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
Pursuant to a mediation held on September 11, 2015, the parties have agreed to a global settlement of both the collective action and all of the individual arbitrations. The $5.1 million settlement and related costs are included in "Operating supplies and expenses" in the Company's consolidated income statements for the three and nine months ended September 30, 2015.
Washington Overtime Class Action
On September 9, 2011, a class action lawsuit was filed by Troy Slack and several other drivers on behalf of themselves, and all similarly-situated persons, against Swift Transportation: Troy Slack, et al. v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Corporation in the State Court of Washington, Pierce County (the "Slack Complaint"). The Slack Complaint was removed to federal court on October 12, 2011, case number 11-2-114380. The putative class includes all current and former Washington state-based employee drivers during the three-year statutory period prior to the filing of the lawsuit, and through the present, and alleges that they were not paid minimum wage and overtime in accordance with Washington state law and that they suffered unlawful deductions from wages. On November 23, 2013, the court entered an order on plaintiffs' motion to certify the class. The court only certified the class as it pertains to "dedicated" drivers and did not certify any other class, including any class related to over-the-road drivers. The parties dispute the definition of "dedicated" as used by the court and a class notice has not yet been issued. On September 2, 2015, new counsel was appointed for Plaintiffs. As a result of substitution of counsel, the court has extended all existing dates by ten months. The matter is now anticipated to move into discovery. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Indiana Fair Credit Reporting Act Class Action Litigation
On March 18, 2015, a class action lawsuit was filed by Melvin Banks, individually and on behalf of all other similarly-situated persons against Central Refrigerated Service, Inc. in the United States District Court for the Northern District of Indiana, Case No. 2:15-cv-00105. The complaint alleges that Central violated the Fair Credit Reporting Act by failing to provide job applicants with adverse action notices and copies of their consumer reports and rights. At this time, the size of the potential class is unknown. The matter is now anticipated to move into discovery. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Utah Collective and Individual Arbitration
On June 1, 2012, Gabriel Cilluffo, Kevin Shire and Bryan Ratterree filed a putative class and collective action lawsuit against Central Refrigerated Service, Inc., Central Leasing, Inc., Jon Isaacson, and Jerry Moyes (collectively referred to herein as the "Central Parties"), Case No. ED CV 12-00886 in the United States District Court for the Central District of California. Through this action, the plaintiffs alleged that the Central Parties misclassified owner-operator drivers as independent contractors and were therefore liable to these drivers for minimum wages and other employee benefits under the FLSA. The complaint also alleged a federal forced labor claim under 18 U.S.C. § 1589 and 1595, as well as fraud and other state-law claims.
Pursuant to the plaintiffs' owner-operator agreements, the district court issued an Order compelling arbitration and directed that the plaintiffs' causes of action under the FLSA should proceed to collective arbitration, while their forced labor, fraud and state law claims would proceed as separate individual arbitrations. A collective arbitration was subsequently initiated with the American Arbitration Association ("AAA"). Notice of the collective arbitration was sent to more than 3,000 owner-operators who worked for Central Refrigerated Service, Inc. and leased a vehicle from Central Leasing, Inc. on or after June 1, 2009. The parties are currently conducting discovery. No trial date has been set by the arbitrator.
In addition to the collective arbitration that is pending before the AAA, the three named plaintiffs, along with approximately 400 other owner-operators, have initiated a series of individual, bilateral proceedings against the Central Parties with the AAA. Discovery is commencing in these individual cases, which are pending before approximately 30 separate arbitrators. Trial dates for these arbitrations are expected to begin in late 2016.
The Central Parties intend to vigorously defend against the merits of plaintiffs' claims in both the collective and individual arbitration proceedings. The final disposition of this case and the impact cannot be determined at this time.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

California Class and Collective Action for Pre-employment Physical Testing
On October 6, 2014 Robin Anderson filed a putative class and collective action against Central Refrigerated Service, Inc., ("Central Refrigerated") Case No. 5:14-CV 02062 in the United States District Court for the Central District of California (the "Anderson Complaint"). In this action, plaintiff alleges that pre-employment tests of physical strength administered by a third party on behalf of Central Refrigerated, had an unlawfully discriminatory impact on female applicants and applicants over the age of 40. The suit seeks damages under Title VII of the Civil Rights Act of 1964, the Age Discrimination Act, and parallel California state law provisions, including the California Fair Employment and Housing Act.
Based on the acquisition of Central Refrigerated by Swift Transportation Company, Plaintiff was allowed to amend her complaint in October 2015 to include Swift Transportation Company and Workwell Systems, Inc. as additional defendants. Workwell Systems, Inc. is the company that provided the physical testing service used by Central Refrigerated. The litigation is still at a very preliminary stage and plaintiff has not yet effected service on the newly added defendants. Discovery has not yet commenced in the case and no trial date has been set. There is not currently any information available regarding the number of potential members of the putative class or collective actions.
Central Refrigerated and Swift intend to vigorously defend against the merits of plaintiff’s claims. The final disposition of this case and the impact cannot be determined at this time.
Environmental Notice
On April 17, 2009, the Company received a notice from the Lower Willamette Group ("LWG"), advising that there was a total of 250 potentially responsible parties ("PRPs"), with respect to alleged environmental contamination of the Lower Willamette River in Portland, Oregon, designated as the Portland Harbor Superfund site (the "Site"), and that as a previous landowner at the Site, the Company was asked to join a group of 60 PRPs and proportionately contribute to (1) reimbursement of funds expended by LWG to investigate environmental contamination at the Site and (2) remediation costs of the same, rather than be exposed to potential litigation.  Although the Company does not believe it contributed any contaminants to the Site, the Company was at one time the owner of property at the Site and the Comprehensive Environmental Response, Compensation and Liability Act imposes a standard of strict liability on property owners with respect to environmental claims.  Notwithstanding this standard of strict liability, management believes the Company's potential proportionate exposure to be minimal and not material.  No formal complaint has been filed in this matter.  The Company’s pollution liability insurer was notified of this potential claim. Since April 17, 2009, there have been no significant developments pertaining to this matter and, in management's opinion, the likelihood is remote that final disposition of this matter will result in a material loss.
Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, and experience damage, mechanical failures and cargo issues as an incidental part of its ordinary course of operations.  From time to time, these matters result in the discharge of diesel fuel, motor oil or other hazardous materials into the environment.  Depending on local regulations and the party who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges.  As of September 30, 2015, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $0.9 million in the aggregate for all current and prior year claims.
Note 10 — Derivative Financial Instruments

The final settlement of the Company's interest rate swaps occurred in July 2015. The following table presents pre-tax losses (gains) from changes in fair value of the Company's interest rate swaps, included in earnings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss reclassified from AOCI into net income from cash flow hedges (effective portion)	$69	$1,642	$3,886	$4,438
(Gain) loss recognized in income from de-designated derivative contracts	(1)	114	86	589
Derivative interest expense	$68	$1,756	$3,972	$5,027

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Losses (benefits) on cash flow hedging, reclassified out of AOCI into the consolidated income statements were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Reclassified to:	2015	2014	2015	2014
Interest rate swaps	Derivative interest expense	$69	$1,642	$3,886	$4,438
Income tax (benefit) expense	Income tax expense	—	(633)	(1,469)	(1,710)
	Net income	$69	$1,009	$2,417	$2,728
Activities related to AOCI, net of tax, are presented in the consolidated statement of stockholders' equity, and primarily pertain to derivative financial instruments. The tax effects are presented in the consolidated statements of comprehensive income.
Activities related to foreign currency transactions were immaterial for the three and nine months ended September 30, 2015 and 2014.
Note 11 — Fair Value Measurement

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Restricted investments (1)	$23,134	$23,140	$24,510	$24,502
Financial Liabilities:
2015 Agreement: New Term Loan A, due July 2020 (2)	676,375	676,375	—	—
2014 Agreement: Old Term Loan A, due June 2019 (2)	—	—	500,000	500,000
2014 Agreement: Term Loan B, due June 2021, net of $920 OID (2)	—	—	396,080	390,436
Accounts receivable securitization (3)	250,000	250,000	334,000	334,000
Revolving line of credit (4)	200,000	200,000	57,000	57,000
____________
The carrying amounts of the final instruments shown in the table are included in the consolidated balance sheets, as follows:

(1)	Restricted investments are included in "Restricted investments, held to maturity, amortized cost."

(2)	The New Term Loan A, Old Term Loan A and Term Loan B are included in "Current portion of long-term debt" and "Long-term debt, less current portion."

(3)
The accounts receivable securitization is included in "Current portion of accounts receivable securitization" as of September 30, 2015 and "Accounts receivable securitization, less current portion" as of December 31, 2014.

(4)	The New Revolver (due July 2020) and Old Revolver (due June 2019) are included in "Revolving line of credit," as of September 30, 2015 and December 31, 2014.
Recurring Fair Value Measurements
As of September 30, 2015, no major categories of assets or liabilities included in the Company's consolidated balance sheets at estimated fair value were measured on a recurring basis.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Nonrecurring Fair Value Measurements
The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gains (Losses)
As of September 30, 2015
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
Fair value of assets measured on a nonrecurring basis as of December 31, 2014 represent certain operations software that was replaced, and for which the carrying value was determined to be fully impaired during the three months ended September 30, 2014.
Note 12 — Earnings per Share

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	142,801	141,557	142,535	141,282
Dilutive effect of stock options	1,331	1,765	1,703	2,056
Diluted weighted average common shares outstanding	144,132	143,322	144,238	143,338
Anti-dilutive shares excluded from the dilutive-effect calculation (1)	350	168	195	171
____________

(1)	Shares were excluded from the dilutive-effect calculation because the outstanding options' exercise prices were greater than the average market price of the Company's common shares during the period.
Note 13 — Income Taxes

The effective tax rate for the three months ended September 30, 2015 was 37.0%, which was lower than management's expectation of 38.5%, primarily due to certain federal employment tax credits realized as discrete items. The effective tax rate for the three months ended September 30, 2014 was 32.3%, which was lower than management's expectation of 38.5%, primarily due to certain federal income tax credits realized as a discrete item in the third quarter of 2014.
The effective tax rate for the nine months ended September 30, 2015 was 38.1%, which was lower than management's expectation of 38.5%, primarily due to the federal employment tax credits mentioned above. The effective tax rate for the nine months ended September 30, 2014 was 35.6%, which was lower than management's expectation of 38.5%, primarily due to the federal income tax credits mentioned above.
Accrued interest and penalties included in income tax expense as of September 30, 2015 were approximately $1.3 million. The Company does not anticipate a decrease of unrecognized tax benefits during the next twelve months.

Certain of the Company’s subsidiaries are currently under examination by the Internal Revenue Service and various state jurisdictions for tax years ranging from 2010 through 2013. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. As of September 30, 2015, tax years 2010 through 2013 remain subject to examination.
Note 14 — Segments and Geography

Segment Information
The Company’s four reportable operating segments are Truckload, Dedicated, Swift Refrigerated (formerly Central Refrigerated) and Intermodal.
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
Swift Refrigerated — This segment primarily consists of shipments for customers that require temperature-controlled trailers. These shipments include one-way movements over irregular routes, as well as dedicated truck operations.
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
Set forth in the tables below is certain financial information with respect to the Company’s reportable segments (in thousands):

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Truckload	$552,816	$570,931	$1,646,872	$1,699,469
Dedicated	234,517	238,025	686,505	654,776
Swift Refrigerated	93,045	100,448	286,301	314,122
Intermodal	100,966	99,962	289,827	292,186
Subtotal	981,344	1,009,366	2,909,505	2,960,553
Non-reportable segment	104,176	80,122	289,667	239,279
Intersegment eliminations	(20,547)	(14,608)	(59,651)	(40,608)
Consolidated operating revenue	$1,064,973	$1,074,880	$3,139,521	$3,159,224

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Operating Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Truckload	$57,012	$71,186	$181,810	$172,689
Dedicated	17,573	23,692	54,885	56,334
Swift Refrigerated	2,622	3,238	13,538	9,320
Intermodal	723	1,934	1,081	513
Subtotal	77,930	100,050	251,314	238,856
Non-reportable segment	(3,009)	(2,639)	(2,917)	(1,253)
Consolidated operating income	$74,921	$97,411	$248,397	$237,603

	Depreciation and Amortization of Property and Equipment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Truckload	$31,424	$27,473	$89,958	$86,034
Dedicated	15,992	13,890	45,885	39,965
Swift Refrigerated	4,735	3,175	11,399	9,195
Intermodal	3,535	2,892	10,231	7,843
Subtotal	55,686	47,430	157,473	143,037
Non-reportable segment	11,166	6,939	26,721	22,298
Consolidated depreciation and amortization of property and equipment	$66,852	$54,369	$184,194	$165,335
Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated operating revenue for the three and nine months ended September 30, 2015 and 2014. Additionally, long-lived assets on the Company's foreign subsidiaries' balance sheets were less than 5.0% of consolidated total assets as of September 30, 2015 and December 31, 2014.
Note 15 — Subsequent Event: Related Party Common Stock Transactions

On October 30, 2015, certain Moyes Affiliates, M Capital II and Cactus Holding I, entered into the Amended M Capital VPF and the Cactus VPF, respectively. The purposes of these two VPF contracts were to (i) extend the maturity date of M Capital II’s then-existing VPF with Citibank N.A. entered into on October 29, 2013 and maturing on November 4, 2015 through November 6, 2015; and (ii) generate cash proceeds for the repayment of certain stock-secured obligations of Cactus Holding II, a Moyes Affiliate, and thereby effect the release of certain shares of Class B Common Stock pledged in connection with the same.
Cactus Holding I entered into the Cactus VPF contract in respect of 3,300,000 shares of the Company's Class B Common Stock, which were pledged by Cactus Holding I as security for its obligations under the Cactus VPF contract. Under the Cactus VPF contract, Cactus Holding I is required to deliver to Citigroup Global Markets Inc. ("CGMI") a variable amount of stock or cash during a three trading day period at the maturity of the contract on November 21, 2016 through November 24, 2016. In connection with the Cactus VPF contract, Cactus Holding I received $48.3 million from CGMI.
In connection with the Amended M Capital VPF, M Capital II paid Citibank N.A $18.5 million. The source of these funds was a cash payment from CGMI in connection with the Cactus VPF Contract. Under the Amended M Capital VPF contract, M Capital II is required to deliver to Citibank N.A. a variable amount of stock or cash during a three trading day period at the maturity of the contract on November 21, 2016 through November 24, 2016. The number of shares of the Company's Class B Common Stock subject to the Amended M Capital VPF remains unchanged at 13,700,000.
The Amended M Capital VPF and the Cactus VPF contracts allow Mr. Moyes and the Moyes Affiliates to retain the same number of shares and voting percentage as they had prior to these VPF contracts. In addition, Mr. Moyes and the Moyes Affiliates are able to participate in any price appreciation of the Company’s common stock. The Amended M Capital II VPF Contract generally permits M Capital II to participate in any price appreciation in the Company’s common stock between $22.00 and $26.40 per share. Under the then-existing VPF, M Capital II was generally permitted to participate in any price appreciation in the Company's common stock between $22.54 and $34.00 per share. The Cactus VPF Contract generally permits Cactus Holding I to participate in any price appreciation in the Company's common stock between $22.00 and $26.40 per share.

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
(UNAUDITED)
Cautionary Note Regarding Forward-looking Statements

This report contains statements that may constitute forward-looking statements, which are based on information currently available, usually defined by words such as "anticipates," "believes," "estimates," "plans," "projects," "expects," "hopes," "intends," "will," "could," "should," "may," or similar expressions which speak only as of the date the statement was made. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements concerning:

•
trends, management's beliefs, and expectations relating to our operations, Revenue xFSR, expenses, other revenue, pricing, our effective tax rate, profitability and related metrics, as well as share repurchases;

•	the expected benefits from our relocation of several operating locations within the Intermodal segment;

•	our expectations regarding the used truck market and the related impact on our results of operations in the remainder of 2015;

•	impact and planned timing of adopting recently issued accounting pronouncements on future periods;

•	our expectation of increasing driver wages and hiring expenses;

•	the outcome and impact of pending claims, litigation and actions in respect thereof;

•	our intentions concerning the potential use of derivative financial instruments to hedge fuel price increases;

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

•
the expected benefits from enhanced safety features of our new equipment, improved driver retention, and other safety initiatives in helping to reduce our current accident frequency and severity trends; and

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

•	increasing competition from trucking, rail, intermodal, and brokerage competitors;

•	our ability to execute or integrate any future acquisitions successfully;

•	increases in driver compensation to the extent not offset by increases in freight rates and difficulties in driver recruitment and retention;

•	our ability to attract and maintain relationships with owner-operators;

•	our ability to retain or replace key personnel;

•	our dependence on third parties for intermodal and brokerage business;

•	potential failure in computer or communications systems;

•	seasonal factors such as severe weather conditions that increase operating costs;

•	the regulatory environment in which we operate, including existing regulations and changes in existing regulations, or violations by us of existing or future regulations;

•	the possible re-classification of our owner-operators as employees;

•	changes in rules or legislation by the NLRB or Congress and/or union organizing efforts;

•	our CSA safety rating;

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

•	government regulation with respect to our captive insurance companies;

•	uncertainties and risks associated with our operations in Mexico;

•	a significant reduction in, or termination of, our trucking services by a key customer;

•	our significant ongoing capital requirements;

•	the amount and velocity of changes in fuel prices and our ability to recover fuel prices through our fuel surcharge program;

•	volatility in the price or availability of fuel;

•	increases in new equipment prices or replacement costs;

•	decreases in used equipment prices;

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
As of September 30, 2015, our fleet of revenue equipment included 20,836 tractors (comprised of 15,824 company tractors and 5,012 owner-operator tractors), 64,528 trailers and 9,150 intermodal containers. Our four reportable segments are Truckload, Dedicated, Swift Refrigerated and Intermodal. Our extensive suite of service offerings (which includes line-haul services, dedicated customer contracts, temperature-controlled units, intermodal freight solutions, cross-border United States/Mexico and United States/Canada freight, flatbed hauling, freight brokerage and logistics, and others) provides our customers with the opportunity to "one-stop-shop" for their truckload transportation needs.
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
Revenue in our non-reportable segment is generated by our non-asset-based freight brokerage and logistics management service, tractor leasing revenue from our financing subsidiaries, premium revenue from our captive insurance companies, and revenue from third parties serviced by our repair and maintenance shops. Main factors affecting revenue in our non-reportable segment are demand for brokerage and logistics services and number of equipment leases to third parties and our owner-operators by our financing subsidiaries.
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
Compared to changes in rate per mile and loaded miles, changes in deadhead miles percentage generally have the largest proportionate effect on our profitability because we still bear all of the expenses for each deadhead mile, but do not earn any revenue to offset those expenses. Changes in rate per mile have the next largest proportionate effect on profitability because incremental improvements in rate per mile are not offset by any additional expenses. Changes in loaded miles generally have a smaller effect on profitability because variable expenses fluctuate with changes in miles. However, changes in mileage are affected by driver satisfaction and network efficiency, which indirectly affect expenses.
Financial Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Operating revenue	$1,064,973	$1,074,880	$3,139,521	$3,159,224
Revenue xFSR	$954,974	$881,829	$2,785,737	$2,575,165
Net income	$36,281	$50,158	$125,075	$102,661
Diluted earnings per share	$0.25	$0.35	$0.87	$0.72
Operating Ratio	93.0%	90.9%	92.1%	92.5%
Non-GAAP financial data:
Adjusted Operating Ratio (1)	91.7%	88.2%	90.7%	90.2%
Adjusted EBITDA (1)	$148,464	$160,673	$446,161	$424,165
Adjusted EPS (1)	$0.31	$0.39	$0.96	$0.84

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

Factors Affecting Comparability between Periods
Driver Wages and Owner-operator Pay Rates — We implemented increases in wages for our company drivers and contracted pay rates for our owner-operators in August 2014 and May 2015. These increases were tailored at improving driver retention and recruiting and are having a short-term negative impact on profitability, given the immediate effect of driver wage and pay rate increases on expense, versus the more gradual effect of customer pricing increases on revenue. We refer to these increases in company driver wages and owner-operator contracted pay rates throughout the segment and operating expense reviews, below.
Results of Operations for the Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014
Net income for the three months ended September 30, 2015 was $36.3 million, as compared to $50.2 million for the same period in 2014. The following factors affected comparability between the three months ended September 30, 2015 and the three months ended September 30, 2014:

•	$15.2 million increase in insurance and claims expense, due to adverse current-year development of certain prior-year claims and higher claims severity trends.

•
$9.6 million loss on debt extinguishment resulting from the replacement of the 2014 Agreement with the 2015 Agreement during the three months ended September 30, 2015, as compared to a $2.9 million loss on debt extinguishment resulting from repurchases of our Senior Notes during the three months ended September 30, 2014.

•	$5.1 million operating expense for settlement of a class action lawsuit and related items during the three months ended September 30, 2015.

•	$11.2 million decrease in interest expense, driven by our call of the Senior Notes in November 2014.

•	$2.3 million impairment of certain operations software in the three months ended September 30, 2014.
Results of Operations for the Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014
Net income for the nine months ended September 30, 2015 was $125.1 million, as compared to $102.7 million for the same period in 2014. The following factors affected comparability between the nine months ended September 30, 2015 and the nine months ended September 30, 2014:

•	$35.4 million decrease in interest expense, driven by our call of the Senior Notes in November 2014.

•
$9.6 million loss on debt extinguishment resulting from the replacement of the 2014 Agreement with the 2015 Agreement during the nine months ended September 30, 2015, as compared to a $12.8 million loss on debt extinguishment resulting from repurchases of our Senior Notes and the replacement of the 2013 Agreement with the 2014 Agreement during the nine months ended September 30, 2014.

•	$2.3 million impairment of certain operations software in the nine months ended September 30, 2014.

•
$25.9 million increase in insurance and claims expense, due to adverse current-year development of certain prior-year claims, higher claims severity trends and higher claims frequency trends related to severe weather conditions.

•	$6.0 million non-operating expense for a lawsuit that was settled in June 2015 and paid in July 2015.

•
$1.5 million pre-tax impairment of a non-operating note receivable, during the three months ended March 31, 2015. The note was due to the Company from an independent fleet contractor, transporting freight on behalf of Swift.

•
$20.1 million increase in income tax expense, driven by an increase in income before income taxes and an increase in the effective tax rate from 35.6% for the nine months ended September 30, 2014 to 38.1% for the nine months ended September 30, 2015.

•	$5.1 million operating expense for settlement of a class action lawsuit and related items during the nine months ended September 30, 2015.

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
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$36,281	$50,158	$125,075	$102,661
Adjusted for:
Depreciation and amortization of property and equipment	66,852	54,369	184,194	165,335
Amortization of intangibles	4,204	4,204	12,611	12,611
Interest expense	9,130	20,372	29,627	65,050
Derivative interest expense	68	1,756	3,972	5,027
Interest income	(647)	(777)	(1,825)	(2,235)
Income tax expense	21,274	23,890	76,842	56,759
EBITDA	137,162	153,972	430,496	405,208
Non-cash impairments (1)	—	2,308	—	2,308
Non-cash equity compensation (2)	1,735	1,539	4,618	3,892
Loss on debt extinguishment (3)	9,567	2,854	9,567	12,757
Non-cash impairments of non-operating assets (4)	—	—	1,480	—
Adjusted EBITDA	$148,464	$160,673	$446,161	$424,165

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

____________

(1)	During the three months ended September 30, 2014, certain operations software was replaced and determined to be fully impaired. This resulted in a pre-tax impairment loss of $2.3 million.

(2)
Non-cash equity compensation expense is presented on a pre-tax basis. In accordance with the terms of the 2015 Agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.

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

(ii)	amortization of the intangibles from the 2007 Transactions,

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
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted Operating Ratio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Operating revenue	$1,064,973	$1,074,880	$3,139,521	$3,159,224
Less: Fuel surcharge revenue	109,999	193,051	353,784	584,059
Revenue xFSR	954,974	881,829	2,785,737	2,575,165

Operating expense	990,052	977,469	2,891,124	2,921,621
Adjusted for:
Fuel surcharge revenue	(109,999)	(193,051)	(353,784)	(584,059)
Amortization of certain intangibles (1)	(3,912)	(3,912)	(11,736)	(11,736)
Non-cash impairments (2)	—	(2,308)	—	(2,308)
Adjusted operating expense	876,141	778,198	2,525,604	2,323,518
Adjusted operating income	$78,833	$103,631	$260,133	$251,647
Operating Ratio	93.0%	90.9%	92.1%	92.5%
Adjusted Operating Ratio	91.7%	88.2%	90.7%	90.2%
____________

(1)
"Amortization of certain intangibles" specifically reflects the non-cash amortization expense relating to certain intangible assets identified in the 2007 Transactions through which Swift Corporation acquired Swift Transportation Co.

(2)	Refer to footnote (1) to the Adjusted EBITDA reconciliation for a description of "Non-cash impairments."

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
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Diluted earnings per share	$0.25	$0.35	$0.87	$0.72
Adjusted for:
Income tax expense	0.15	0.17	0.53	0.40
Income before income taxes	0.40	0.52	1.40	1.11
Non-cash impairments (1)	—	0.02	—	0.02
Non-cash impairments of non-operating assets (2)	—	—	0.01	—
Loss on debt extinguishment (3)	0.07	0.02	0.07	0.09
Amortization of certain intangibles (4)	0.03	0.03	0.08	0.08
Adjusted income before income taxes	0.49	0.58	1.56	1.30
Provision for income tax expense at effective rate	0.18	0.19	0.59	0.46
Adjusted EPS	$0.31	$0.39	$0.96	$0.84
____________

(1)	Refer to footnote (1) to the Adjusted EBITDA reconciliation for a description of "Non-cash impairments."

(2)	Refer to "Non-cash Impairments of Non-operating Assets" discussion under "Results of Operations — Consolidated Operating and Other Expenses," below.

(3)	Refer to the "Loss on Debt Extinguishment" discussion under "Results of Operations — Consolidated Operating and Other Expenses," below.

(4)	Refer to footnote (1) to the Adjusted Operating Ratio reconciliation for a description of items in "Amortization of certain intangibles."

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Results of Operations — Segment Review

We operate four reportable segments: Truckload, Dedicated, Swift Refrigerated (formerly Central Refrigerated) and Intermodal. The descriptions of the operations of these reportable segments are described in Note 14 to the consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Consolidating tables for operating revenue and operating income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Operating revenue:
Truckload	$552,816	$570,931	$1,646,872	$1,699,469
Dedicated	234,517	238,025	686,505	654,776
Swift Refrigerated	93,045	100,448	286,301	314,122
Intermodal	100,966	99,962	289,827	292,186
Subtotal	981,344	1,009,366	2,909,505	2,960,553
Non-reportable segment	104,176	80,122	289,667	239,279
Intersegment eliminations	(20,547)	(14,608)	(59,651)	(40,608)
Operating Revenue	$1,064,973	$1,074,880	$3,139,521	$3,159,224

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Operating income (loss):
Truckload	$57,012	$71,186	$181,810	$172,689
Dedicated	17,573	23,692	54,885	56,334
Swift Refrigerated	2,622	3,238	13,538	9,320
Intermodal	723	1,934	1,081	513
Subtotal	77,930	100,050	251,314	238,856
Non-reportable segment	(3,009)	(2,639)	(2,917)	(1,253)
Operating Income	$74,921	$97,411	$248,397	$237,603
Our chief operating decision makers monitor the GAAP results of our reporting segments, as supplemented by certain non-GAAP information. Refer to "Non-GAAP Financial Measures" above for more details. Additionally, we use a number of primary indicators to monitor our revenue and expense performance and efficiency.
Weekly Revenue xFSR per Tractor (monitored monthly) — This is our primary measure of productivity for our Truckload, Dedicated and Swift Refrigerated segments. Weekly Revenue xFSR per tractor is affected by the following factors, which are typically monitored daily:

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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Deadhead Miles Percentage (monitored daily) — This is calculated by dividing the number of unpaid miles by the total number of miles driven. We monitor deadhead miles percentage in Truckload and Swift Refrigerated, as we strive to reduce our number of deadhead miles within these segments. By balancing our freight flows and planning consecutive loads with shorter distances between the drop-off and pick-up locations, we are able to reduce the percentage of deadhead miles driven to allow for more revenue-generating miles during our drivers’ hours-of-service. This also enables us to reduce wage, fuel and other costs associated with deadhead miles.
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
Adjusted Operating Ratio (monitored monthly) — We consider this ratio an important measure of our operating profitability for each of our reportable segments. We define and reconcile Adjusted Operating Ratio under "Non-GAAP Financial Measures" above. GAAP Operating Ratio is operating expenses as a percentage of revenue, or the inverse of operating margin, and produces an indication of operating efficiency. It is widely used in our industry as an assessment of management’s effectiveness in controlling all categories of operating expenses.
The following tables are GAAP to non-GAAP reconciliations for each segment's Adjusted Operating Ratio:
Truckload Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Operating revenue	$552,816	$570,931	$1,646,872	$1,699,469
Less: Fuel surcharge revenue	63,363	110,917	203,205	338,979
Revenue xFSR	489,453	460,014	1,443,667	1,360,490

Operating expense	495,804	499,745	1,465,062	1,526,780
Adjusted for: Fuel surcharge revenue	(63,363)	(110,917)	(203,205)	(338,979)
Adjusted operating expense	432,441	388,828	1,261,857	1,187,801
Adjusted operating income	$57,012	$71,186	$181,810	$172,689
Operating Ratio	89.7%	87.5%	89.0%	89.8%
Adjusted Operating Ratio	88.4%	84.5%	87.4%	87.3%
Dedicated Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Operating revenue	$234,517	$238,025	$686,505	$654,776
Less: Fuel surcharge revenue	19,271	40,326	64,169	116,635
Revenue xFSR	215,246	197,699	622,336	538,141

Operating expense	216,944	214,333	631,620	598,442
Adjusted for: Fuel surcharge revenue	(19,271)	(40,326)	(64,169)	(116,635)
Adjusted operating expense	197,673	174,007	567,451	481,807
Adjusted operating income	$17,573	$23,692	$54,885	$56,334
Operating Ratio	92.5%	90.0%	92.0%	91.4%
Adjusted Operating Ratio	91.8%	88.0%	91.2%	89.5%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Swift Refrigerated Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Operating revenue	$93,045	$100,448	$286,301	$314,122
Less: Fuel surcharge revenue	12,055	19,872	40,933	63,990
Revenue xFSR	80,990	80,576	245,368	250,132

Operating expense	90,423	97,210	272,763	304,802
Adjusted for: Fuel surcharge revenue	(12,055)	(19,872)	(40,933)	(63,990)
Adjusted operating expense	78,368	77,338	231,830	240,812
Adjusted operating income	$2,622	$3,238	$13,538	$9,320
Operating Ratio	97.2%	96.8%	95.3%	97.0%
Adjusted Operating Ratio	96.8%	96.0%	94.5%	96.3%
Intermodal Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Operating revenue	$100,966	$99,962	$289,827	$292,186
Less: Fuel surcharge revenue	12,903	19,833	39,657	58,301
Revenue xFSR	88,063	80,129	250,170	233,885

Operating expense	100,243	98,028	288,746	291,673
Adjusted for: Fuel surcharge revenue	(12,903)	(19,833)	(39,657)	(58,301)
Adjusted operating expense	87,340	78,195	249,089	233,372
Adjusted operating income	$723	$1,934	$1,081	$513
Operating Ratio	99.3%	98.1%	99.6%	99.8%
Adjusted Operating Ratio	99.2%	97.6%	99.6%	99.8%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Segment Review for the Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014
Truckload Segment

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$552,816	$570,931	$(18,115)	(3.2)%
Revenue xFSR	$489,453	$460,014	$29,439	6.4%
Operating income	$57,012	$71,186	$(14,174)	(19.9)%
Operating Ratio	89.7%	87.5%		2.2%
Adjusted Operating Ratio	88.4%	84.5%		3.9%
Weekly Revenue xFSR per tractor	$3,493	$3,449	$44	1.3%
Total loaded miles	261,339	254,320	7,019	2.8%
Deadhead miles percentage	12.2%	11.7%		0.5%
Average operational truck count:
Company	7,663	6,811	852	12.5%
Owner-Operator	2,999	3,336	(337)	(10.1)%
Total	10,662	10,147	515	5.1%
Truckload Revenue — Although operating revenue decreased, Revenue xFSR increased 6.4% for the three months ended September 30, 2015, as compared to the same period in 2014. The following factors were contributors to the increase in Revenue xFSR:

•	3.6% increase in Revenue xFSR per loaded mile, primarily driven by pricing increases.

•	2.8% increase in total loaded miles.
The following factors were contributors (offsets) to the 1.3% increase in weekly Revenue xFSR per tractor:

•	3.6% increase in Revenue xFSR per loaded mile.

•
(2.3)% decrease in loaded miles per tractor per week, primarily from disruption associated with trading and in-servicing more tractors in the three months ended September 30, 2015, as compared to the same period in 2014. This was the result of our acceleration of the average trade-in cycle for our tractors.

Truckload Operating Income — Operating income decreased for the three months ended September 30, 2015, as compared to the same period in 2014. This resulted in a 390 basis point deterioration in Adjusted Operating Ratio, primarily caused by the increases in wages for our company drivers and contracted pay rates for owner-operators, discussed above. Additionally, due to manufacturer delays, we received a large volume of new tractors late in the three months ended June 30, 2015 and into the three months ended September 30, 2015. As we worked through processing the corresponding backlog of tractors for trade or sale in the three months ended September 30, 2015, this caused an increase in depreciation and maintenance expense. An increase in insurance and claims expense from adverse development of prior-year claims and corresponding increase in reserves also contributed to the deterioration of Adjusted Operating Ratio. Partially offsetting these activities were customer pricing increases, as well as reduced fuel expense associated with declining fuel prices and better fuel efficiency.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Dedicated Segment

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$234,517	$238,025	$(3,508)	(1.5)%
Revenue xFSR	$215,246	$197,699	$17,547	8.9%
Operating income	$17,573	$23,692	$(6,119)	(25.8)%
Operating Ratio	92.5%	90.0%		2.5%
Adjusted Operating Ratio	91.8%	88.0%		3.8%
Weekly Revenue xFSR per tractor	$3,333	$3,154	$179	5.7%
Average operational truck count:
Company	4,020	3,786	234	6.2%
Owner-Operator	893	983	(90)	(9.2)%
Total	4,913	4,769	144	3.0%
Dedicated Revenue — Although operating revenue decreased, Revenue xFSR increased 8.9% for the three months ended September 30, 2015, as compared to the same period in 2014. This was driven by multiple new customer contracts entered into over the last twelve months, which also contributed to the increase in average operational truck count. Weekly Revenue xFSR per tractor increased primarily due to improved pricing and mix.
Dedicated Operating Income — Operating income decreased for the three months ended September 30, 2015, as compared to the same period in 2014. This resulted in a 380 basis point deterioration in Adjusted Operating Ratio, primarily caused by increases in wages for our company drivers, adverse development of prior-year accident and workers compensation claims and corresponding increases in reserves, as well as depreciation. This was partially offset by improvements in customer pricing and mix, as well as reduced fuel expense associated with declining fuel prices and better fuel efficiency.
Swift Refrigerated Segment

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$93,045	$100,448	$(7,403)	(7.4)%
Revenue xFSR	$80,990	$80,576	$414	0.5%
Operating income	$2,622	$3,238	$(616)	(19.0)%
Operating Ratio	97.2%	96.8%		0.4%
Adjusted Operating Ratio	96.8%	96.0%		0.8%
Weekly Revenue xFSR per tractor	$3,466	$3,510	$(44)	(1.3)%
Total loaded miles	42,431	40,105	2,326	5.8%
Deadhead miles percentage	14.4%	15.9%		(1.5)%
Average operational truck count:
Company	1,191	1,071	120	11.2%
Owner-Operator	587	676	(89)	(13.2)%
Total	1,778	1,747	31	1.8%
Swift Refrigerated Revenue — Although operating revenue decreased, Revenue xFSR slightly increased by 0.5% for the three months ended September 30, 2015, as compared to the same period in 2014. The following factors were contributors (offsets) to the increase in Revenue xFSR:

•	5.8% increase in total loaded miles.

•
(5.0)% decrease in Revenue xFSR per loaded mile. During the three months ended March 31, 2015, we ceased servicing a large, unprofitable Swift Refrigerated specialty dedicated account. This account had much higher Revenue xFSR per loaded mile, much lower average length of haul and much higher deadhead, which skewed some of our operating metrics.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Swift Refrigerated Operating Income — Operating income decreased for the three months ended September 30, 2015, as compared to the same period in 2014. This resulted in an 80 basis point deterioration in Adjusted Operating Ratio, primarily driven by the increases in company driver wages noted above. This was partially offset by lower deadhead, improved asset utilization, improved driver retention, and reduced fuel expense associated with declining fuel prices and better fuel efficiency. We believe the initiatives implemented in this segment are beginning to drive improvements in many key operating metrics and we expect these trends to continue.
Intermodal Segment

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$100,966	$99,962	$1,004	1.0%
Revenue xFSR	$88,063	$80,129	$7,934	9.9%
Operating income	$723	$1,934	$(1,211)	(62.6)%
Operating Ratio	99.3%	98.1%		1.2%
Adjusted Operating Ratio	99.2%	97.6%		1.6%
Average operational truck count:
Company	546	461	85	18.4%
Owner-Operator	111	79	32	40.5%
Total	657	540	117	21.7%
Load count	47,107	44,275	2,832	6.4%
Average container count	9,150	8,778	372	4.2%
Intermodal Revenue — Operating revenue increased for the three months ended September 30, 2015, as compared to the same period in 2014, contributing to the 9.9% increase in Revenue xFSR. The following factors contributed to the increase in Revenue xFSR:

•	6.4% increase in load counts. COFC loads increased 11.3%, while TOFC loads decreased 51.6%, as we shifted away from the unprofitable refrigerated TOFC business in 2014.

•	3.5% increase in Revenue xFSR per load, primarily due to increases in customer pricing and improved freight selection.
Intermodal Operating Income — Operating income decreased for the three months ended September 30, 2015, as compared to the same period in 2014, which contributed to the 160 basis point deterioration in Adjusted Operating Ratio. This was driven by the increases in driver wages noted above and costs associated with relocating several operating locations in key markets. Once complete, we believe these relocations will improve operational efficiencies. Container turns increased by 6.7%, which partially offset the aforementioned increased costs.
Non-reportable Segment

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(In thousands)
Operating revenue	$104,176	$80,122	$24,054	30.0%
Operating loss	$(3,009)	$(2,639)	$(370)	14.0%
Non-reportable Segment Revenue — Operating revenue within our non-reportable segment increased for the three months ended September 30, 2015, as compared to the same period in 2014. This was primarily driven by growth in the logistics business.
Non-reportable Segment Operating Loss — Operating loss in the three months ended September 30, 2015 included a $5.1 million charge associated with the settlement of a class-action lawsuit and related costs, which was partially offset by a $1.9 million increase in operating income in our logistics business. Operating loss in the three months ended September 30, 2014 included a $2.3 million charge related to certain operations software that was replaced and the carrying value determined to be fully impaired.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Segment Review for the Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014
Truckload Segment

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$1,646,872	$1,699,469	$(52,597)	(3.1)%
Revenue xFSR	$1,443,667	$1,360,490	$83,177	6.1%
Operating income	$181,810	$172,689	$9,121	5.3%
Operating Ratio	89.0%	89.8%		(0.8)%
Adjusted Operating Ratio	87.4%	87.3%		0.1%
Weekly Revenue xFSR per tractor	$3,508	$3,376	$132	3.9%
Total loaded miles	777,874	768,329	9,545	1.2%
Deadhead miles percentage	11.9%	11.7%		0.2%
Average operational truck count:
Company	7,488	6,928	560	8.1%
Owner-Operator	3,063	3,409	(346)	(10.1)%
Total	10,551	10,337	214	2.1%
Truckload Revenue — Although operating revenue decreased, Revenue xFSR increased 6.1% for the nine months ended September 30, 2015, as compared to the same period in 2014. The following factors were contributors to the increase in Revenue xFSR:

•	4.9% increase in Revenue xFSR per loaded mile, primarily driven by pricing increases and freight mix.

•	1.2% increase in total loaded miles.
The following factors were contributors (offsets) to the 3.9% increase in weekly Revenue xFSR per tractor:

•	4.9% increase in Revenue xFSR per loaded mile.

•
(1.0)% decrease in loaded miles per tractor per week from disruption associated with trading and in-servicing more tractors in the nine months ended September 30, 2015, as compared to the same period in 2014. This was the result of our acceleration of the average trade-in cycle for our tractors.

Truckload Operating Income — Operating income increased for the nine months ended September 30, 2015, as compared to the same period in 2014. Despite the impact of the wage increases for company drivers and contracted pay rate increases for owner-operators, as well as adverse development of prior-year claims and corresponding increase in reserves, Adjusted Operating Ratio for the nine months ended September 30, 2015 remained relatively consistent with the same period in 2014. This was due to customer pricing increases, as well as reduced fuel expense associated with declining fuel prices and better fuel efficiency.

Dedicated Segment

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$686,505	$654,776	$31,729	4.8%
Revenue xFSR	$622,336	$538,141	$84,195	15.6%
Operating income	$54,885	$56,334	$(1,449)	(2.6)%
Operating Ratio	92.0%	91.4%		0.6%
Adjusted Operating Ratio	91.2%	89.5%		1.7%
Weekly Revenue xFSR per tractor	$3,294	$3,173	$121	3.8%
Average operational truck count:
Company	3,963	3,532	431	12.2%
Owner-Operator	881	815	66	8.1%
Total	4,844	4,347	497	11.4%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Dedicated Revenue — Operating revenue increased for the nine months ended September 30, 2015, as compared to the same period in 2014. Revenue xFSR increased 15.6%, driven by multiple new customer contracts entered into over the last twelve months, which also contributed to the increase in average operational truck count. Weekly Revenue xFSR per tractor increased primarily due to improved pricing and customer mix.
Dedicated Operating Income — Operating income decreased for the nine months ended September 30, 2015, as compared to the same period in 2014. Adjusted Operating Ratio deteriorated by 170 basis points, primarily caused by increases in wages for our company drivers, insurance and claims expense from adverse development of prior-year claims and corresponding increase in reserves, as well as depreciation. This was largely offset by improvements in customer pricing and mix, as well as reduced fuel expense associated with declining fuel prices and better fuel efficiency.
Swift Refrigerated Segment

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$286,301	$314,122	$(27,821)	(8.9)%
Revenue xFSR	$245,368	$250,132	$(4,764)	(1.9)%
Operating income	$13,538	$9,320	$4,218	45.3%
Operating Ratio	95.3%	97.0%		(1.7)%
Adjusted Operating Ratio	94.5%	96.3%		(1.8)%
Weekly Revenue xFSR per tractor	$3,429	$3,429	$—	—%
Total loaded miles	127,525	125,799	1,726	1.4%
Deadhead miles percentage	14.1%	15.0%		(0.9)%
Average operational truck count:
Company	1,246	1,062	184	17.3%
Owner-Operator	589	814	(225)	(27.6)%
Total	1,835	1,876	(41)	(2.2)%
Swift Refrigerated Revenue — Operating revenue decreased for the nine months ended September 30, 2015, as compared to the same period in 2014. Additionally, Revenue xFSR decreased by 1.9%, driven by the following factors:

•
(3.3)% decrease in Revenue xFSR per loaded mile. In January 2015, we ceased servicing a large Swift Refrigerated specialty dedicated account that had much higher Revenue xFSR per loaded mile, as compared to other accounts.

•	1.4% increase in total loaded miles.
Swift Refrigerated Operating Income — Operating income increased for the nine months ended September 30, 2015, as compared to the same period in 2014. Additionally, Adjusted Operating Ratio improved 180 basis points. This was driven by reduced fuel expense associated with declining fuel prices and better fuel efficiency, as well as reduced deadhead. Increases in company driver wages and insurance and claims expense partially offset these items.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Intermodal Segment

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$289,827	$292,186	$(2,359)	(0.8)%
Revenue xFSR	$250,170	$233,885	$16,285	7.0%
Operating income	$1,081	$513	$568	110.7%
Operating Ratio	99.6%	99.8%		(0.2)%
Adjusted Operating Ratio	99.6%	99.8%		(0.2)%
Average operational truck count:
Company	516	416	100	24.0%
Owner-Operator	98	73	25	34.2%
Total	614	489	125	25.6%
Load count	135,564	126,282	9,282	7.4%
Average container count	9,150	8,737	413	4.7%
Intermodal Revenue — Although operating revenue decreased for the nine months ended September 30, 2015, as compared to the same period in 2014, Revenue xFSR increased by 7.0%. The following factors were contributors (offsets) to the increase in Revenue xFSR:

•	7.4% increase in load counts. COFC loads increased 13.9%, while TOFC loads decreased 56.4%, as we shifted away from the unprofitable refrigerated TOFC business in 2014.

•	(0.4)% decrease in Revenue xFSR per load, primarily due to the mix shift from TOFC to COFC, and partially offset by increases in customer pricing and improved freight selection.
Intermodal Operating Income — Operating income increased for the nine months ended September 30, 2015, as compared to the same period in 2014, which contributed to the 20 basis point improvement in Adjusted Operating Ratio. This was driven by an 8.7% increase in container turns, as well as improvements in dray efficiencies and safety trends. This was partially offset by costs associated with relocating several operating locations in key markets, as well as the impact of the West Coast port issues, which resulted in an increased usage of lower-priced spot business off of the West Coast, in an effort to keep our container network balanced.
Non-reportable Segment

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(in thousands)
Operating revenue	$289,667	$239,279	$50,388	21.1%
Operating loss	$(2,917)	$(1,253)	$(1,664)	132.8%
Non-reportable Segment Revenue — Operating revenue within our non-reportable segment increased for the nine months ended September 30, 2015, as compared to the same period in 2014. This was primarily driven by growth in the logistics business and increased services to owner-operators.
Non-reportable Segment Operating Loss — Operating loss in the nine months ended September 30, 2015 included a $5.1 million charge associated with the settlement of a class-action lawsuit and related costs. Operating loss in the nine months ended September 30, 2014 included a $2.3 million charge related to certain operations software that was replaced and the carrying value determined to be fully impaired.

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
Consolidated Expenses for the Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Salaries, wages and employee benefits	$283,767	$240,005	$43,762	18.2%
% of operating revenue	26.6%	22.3%		4.3%
% of Revenue xFSR	29.7%	27.2%		2.5%
The increase in salaries, wages and employee benefits was due to a 13.7% increase in total miles driven by company drivers, higher company driver wage rates discussed above, an increase in non-driver headcount and an increase in workers' compensation expense from adverse development of prior-year claims and corresponding increase in reserves. The compensation paid to our company drivers and other employees may increase further in future periods as the economy strengthens and other employment alternatives become more available.

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Operating supplies and expenses	$102,719	$88,459	$14,260	16.1%
% of operating revenue	9.6%	8.2%		1.4%
% of Revenue xFSR	10.8%	10.0%		0.8%
The increase in operating supplies and expenses was primarily attributed to higher equipment maintenance costs, which was due to increases in total miles driven by company drivers, in-servicing new tractors, and processing used tractors for sale. A $5.1 million settlement of a class action lawsuit and related costs in the three months ended September 30, 2015, as well as an increase in toll costs, compared to the three months ended September 30, 2014, are also included in operating supplies and expenses.

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Fuel expense	$103,023	$149,099	$(46,076)	(30.9)%
% of operating revenue	9.7%	13.9%		(4.2)%
% of Revenue xFSR	10.8%	16.9%		(6.1)%
The decrease in fuel expense was the result of declining fuel prices and improved fuel efficiency, partially offset by the increase in total miles driven by company drivers, noted above.

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Purchased transportation expense	$299,866	$328,112	$(28,246)	(8.6)%
% of operating revenue	28.2%	30.5%		(2.3)%
% of Revenue xFSR	31.4%	37.2%		(5.8)%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Purchased transportation expense includes payments made to owner-operators, rail partners and other third parties for their services. The decrease in the expense was attributed to reduced fuel reimbursements to our owner-operators and other third parties, as a result of declining fuel prices and fewer miles driven by our owner-operators. This was partially offset by the increases in owner-operator contracted pay rates noted above, as well as growth in our logistics business.
Contracted pay rates for our owner-operators may increase further in future periods as the economy strengthens and other employment alternatives become more available.

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Insurance and claims	$52,877	$37,673	$15,204	40.4%
% of operating revenue	5.0%	3.5%		1.5%
% of Revenue xFSR	5.5%	4.3%		1.2%
The increase in insurance and claims was due to adverse development of prior-year claims and corresponding increase in reserves. Enhanced safety features of our new equipment, improved driver retention, and other safety initiatives are helping to reduce our current accident frequency and severity trends. Despite positive safety trends in 2015, we expect that it will take some time for noticeable benefits to be realized, given the trend-dependent nature of actuarially-derived claims accruals.

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Rental expense and depreciation and amortization of property and equipment	$125,940	$114,024	$11,916	10.5%
% of operating revenue	11.8%	10.6%		1.2%
% of Revenue xFSR	13.2%	12.9%		0.3%
We believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment for analytical purposes because the mix of our leased versus owned tractors varies from period to period.
The increase in the combined expense was primarily due to growth in the number of tractors and trailers in our fleet and higher equipment replacement costs. See consolidated table of revenue equipment below. Higher replacement costs of revenue equipment additionally contributed to the increase in the expense. As a percentage of Revenue xFSR, rental expense and depreciation and amortization of property and equipment remained relatively consistent with the same period in 2014.
Consolidated revenue equipment was comprised of the following:

	September 30, 2015	December 31, 2014	September 30, 2014
Tractors
Company:
Owned	7,334	6,083	5,452
Leased — capital leases	2,296	1,700	2,081
Leased — operating leases	6,194	6,099	6,160
Total company tractors	15,824	13,882	13,693
Owner-operator:
Financed through the Company	3,891	4,204	4,260
Other	1,121	750	748
Total owner-operator tractors	5,012	4,954	5,008
Total tractors	20,836	18,836	18,701
Trailers	64,528	61,652	60,262
Containers	9,150	9,150	8,900

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Impairments	$—	$2,308	$(2,308)	(100.0)%
% of operating revenue	—%	0.2%		(0.2)%
% of Revenue xFSR	—%	0.3%		(0.3)%
During the three months ended September 30, 2014, certain operations software was replaced and the carrying value was determined to be fully impaired. There were no impairments related to operating assets in the three months ended September 30, 2015.

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Gain on disposal of property and equipment	$9,825	$11,628	$(1,803)	(15.5)%
% of operating revenue	0.9%	1.1%		(0.2)%
% of Revenue xFSR	1.0%	1.3%		(0.3)%
In the three months ended September 30, 2014, we recognized gains on the sale of two redundant facilities that were previously acquired in conjunction with the acquisition of Central. We did not sell any facilities in the three months ended September 30, 2015. Gain on disposal of revenue equipment was relatively consistent for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. We experienced softening in the used truck market during the three months ended September 30, 2015. As such, we expect a much lower gain on disposal of property and equipment in the three months ended December 31, 2015 (between $2.5 million and $4.5 million).
Other Expenses — The following table summarizes fluctuations in certain non-operating expenses, included in our consolidated income statements, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Interest expense	$9,130	$20,372	$(11,242)	(55.2)%
Derivative interest expense	$68	$1,756	$(1,688)	(96.1)%
Loss on debt extinguishment	$9,567	$2,854	$6,713	235.2%
Income tax expense	$21,274	$23,890	$(2,616)	(11.0)%
Interest Expense — Interest expense is comprised of debt interest expense, as well as amortization of deferred financing costs and OID. The decrease in interest expense was primarily driven by our call of the Senior Notes in November 2014. Also contributing to the decrease in interest expense was the impact of replacing the 2014 Agreement with the 2015 Agreement.
Derivative Interest Expense — Derivative interest expense reflects losses reclassified from AOCI into net income from the effective portion of cash flow hedges, as well as the income effect of mark-to-market adjustments and current settlements of interest rate swaps, which were de-designated in February 2013. The final settlement of our interest rate swaps occurred in July 2015. As such, there was no derivative interest expense thereafter, causing the decrease in the expense compared to the same period in 2014.
Loss on Debt Extinguishment — In July 2015, we replaced the 2014 Agreement with the 2015 Agreement, which resulted in a loss on debt extinguishment of $9.6 million, reflecting the write-off of the unamortized OID and deferred financing fees related to the 2014 Agreement.
During the three months ended September 30, 2014, the Company used cash on hand to repurchase $32.7 million in principal of its Senior Notes. The repurchase occurred in various open market transactions at an average price of 107.27%. Including principal, premium and accrued interest, the Company paid $35.8 million. The repurchase of the Senior Notes resulted in a loss on debt extinguishment of $2.9 million, reflecting the write-off of the unamortized OID.
Income Tax Expense — The effective tax rate for the three months ended September 30, 2015 was 37.0%, which was lower than our expectation of 38.5%, primarily due to certain federal employment tax credits realized as discrete items.
The effective tax rate for the three months ended September 30, 2014 was 32.3%, which was lower than our expectation of 38.5%, primarily due to certain federal income tax credits realized as discrete items.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Consolidated Expenses for the Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Salaries, wages and employee benefits	$821,747	$707,464	$114,283	16.2%
% of operating revenue	26.2%	22.4%		3.8%
% of Revenue xFSR	29.5%	27.5%		2.0%
The increase in salaries, wages and employee benefits was due to an 11.1% increase in total miles driven by company drivers, higher company driver wage rates discussed above, an increase in non-driver headcount and an increase in workers' compensation expense from adverse development of prior-year claims and corresponding increase in reserves.

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Operating supplies and expenses	$288,070	$253,361	$34,709	13.7%
% of operating revenue	9.2%	8.0%		1.2%
% of Revenue xFSR	10.3%	9.8%		0.5%
The increase in operating supplies and expenses was primarily attributed to higher equipment maintenance costs, which was due to increases in total miles driven by company drivers, in-servicing new tractors and processing used tractors for sale. A $5.1 million settlement of a class action lawsuit and related costs in the nine months ended September 30, 2015, as well as increases in toll costs and driver recruiting expenses, as compared to the nine months ended September 30, 2014 are also included in operating supplies and expenses.
We believe that the market for drivers has tightened. As a result, hiring expenses, including recruiting and advertising, which are included in operating supplies and expenses, have increased. We expect that these expenses will continue to increase from our focused efforts in attracting a sufficient amount of qualified drivers to operate our fleet.

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Fuel expense	$326,598	$458,798	$(132,200)	(28.8)%
% of operating revenue	10.4%	14.5%		(4.1)%
% of Revenue xFSR	11.7%	17.8%		(6.1)%
The decrease in fuel expense was from a combination of declining fuel prices and improved fuel efficiency, partially offset by the increase in total miles driven by company drivers, noted above.

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Purchased transportation expense	$883,354	$987,530	$(104,176)	(10.5)%
% of operating revenue	28.1%	31.3%		(3.2)%
% of Revenue xFSR	31.7%	38.3%		(6.6)%
Purchased transportation expense includes payments made to owner-operators, rail partners and other third parties for their services. The decrease in the expense was attributed to reduced fuel reimbursements to our owner-operators and other third parties, as a result of declining fuel prices and fewer miles driven by our owner-operators. This was partially offset by the increase in owner-operator contracted pay rates noted above, as well as growth in our logistics business.
Contracted pay rates for our owner-operators may increase further in future periods as the economy strengthens and other employment alternatives become more available.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Insurance and claims	$139,390	$113,442	$25,948	22.9%
% of operating revenue	4.4%	3.6%		0.8%
% of Revenue xFSR	5.0%	4.4%		0.6%
The increase in insurance and claims was due to adverse development of prior-year claims and corresponding increase in reserves. Enhanced safety features of our new equipment, improved driver retention, and other safety initiatives are helping to reduce our current accident frequency and severity trends. Despite positive safety trends in 2015, we expect that it will take some time for noticeable benefits to be realized, given the adverse development of certain prior-year claims and the trend-dependent nature of actuarially-derived claims accruals.

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Rental expense and depreciation and amortization of property and equipment	$365,103	$332,844	$32,259	9.7%
% of operating revenue	11.6%	10.5%		1.1%
% of Revenue xFSR	13.1%	12.9%		0.2%
The increase in the combined expense was primarily due to growth in the number of tractors and trailers in our fleet. See consolidated table of revenue equipment above. Higher replacement costs of revenue equipment additionally contributed to the increase in the expense. As a percentage of Revenue xFSR, rental expense and depreciation and amortization of property and equipment remained relatively consistent with the same period in 2014.

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Impairments	$—	$2,308	$(2,308)	(100.0)%
% of operating revenue	—%	0.1%		(0.1)%
% of Revenue xFSR	—%	0.1%		(0.1)%
During the nine months ended September 30, 2014, certain operations software was replaced and the carrying value determined to be fully impaired. There were no impairments related to operating assets in the nine months ended September 30, 2015.

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Gain on disposal of property and equipment	$23,987	$23,099	$888	3.8%
% of operating revenue	0.8%	0.7%		0.1%
% of Revenue xFSR	0.9%	0.9%		—%
We previously announced plans to accelerate the average trade-in cycle for our tractors. As we added newer tractors to our fleet in the nine months ended September 30, 2015, we sold the older models, which drove an increase in gain on disposal of revenue equipment, as compared to the same period last year. This was partially offset by recognition of gains during the nine months ended September 30, 2014, related to the sale of two redundant facilities that were previously acquired in conjunction with the acquisition of Central. We experienced softening in the used truck market during the three months ended September 30, 2015. We expect that this will negatively affect gain on disposal of property and equipment for the nine months ended December 31, 2015.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Other Expenses — The following table summarizes fluctuations in certain non-operating expenses, included in our consolidated income statements, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Interest expense	$29,627	$65,050	$(35,423)	(54.5)%
Derivative interest expense	$3,972	$5,027	$(1,055)	(21.0)%
Loss on debt extinguishment	$9,567	$12,757	$(3,190)	(25.0)%
Non-cash impairments of non-operating assets	$1,480	$—	$1,480	n/a
Legal settlement	$6,000	$—	$6,000	n/a
Income tax expense	$76,842	$56,759	$20,083	35.4%
Interest Expense — Interest expense is comprised of debt interest expense, as well as amortization of deferred financing costs and OID. The decrease in interest expense was primarily driven by our call of the Senior Notes in November 2014. Also contributing to the decrease in interest expense was the impact of replacing the 2014 Agreement with the 2015 Agreement.
Derivative Interest Expense — Derivative interest expense reflects losses reclassified from AOCI into net income from the effective portion of cash flow hedges, as well as the income effect of mark-to-market adjustments and current settlements of interest rate swaps, which were de-designated in February 2013. The final settlement of our interest rate swaps occurred in July 2015. As such, there was no derivative interest expense thereafter, causing the decrease in the expense compared to the same period in 2014.
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
Loss on Debt Extinguishment — In July 2015, we replaced the 2014 Agreement with the 2015 Agreement, which resulted in a loss on debt extinguishment of $9.6 million, reflecting the write-off of the unamortized OID and deferred financing fees related to the 2014 Agreement.
During the nine months ended September 30, 2014, the Company used cash on hand to repurchase $71.9 million in principal of its Senior Notes. The repurchase occurred in various open market transactions at an average price of 109.05%. Including principal, premium and accrued interest, the Company paid $80.5 million. The repurchase of the Senior Notes resulted in a loss on debt extinguishment of $7.6 million, reflecting the write-off of the unamortized OID.
In June 2014, we replaced the 2013 Agreement with the 2014 Agreement, which resulted in a loss on debt extinguishment of $5.2 million, reflecting the write-off of the unamortized OID and deferred financing fees related to the 2013 Agreement and the previous revolving credit line.
Legal Settlement — In June 2015, the Company settled a lawsuit relating to a contractual dispute with an ancillary fuel system equipment supplier.  As a result of this settlement, the Company incurred a $6.0 million expense.  The settlement was fully paid in July 2015.
Income Tax Expense — The effective tax rate for the nine months ended September 30, 2015 was 38.1%, which was lower than our expectation of 38.5%, primarily due to certain federal employment tax credits realized as discrete items.
The effective tax rate for the nine months ended September 30, 2014 was 35.6%, which was lower than our expectation of 38.5%, primarily due to certain federal income tax credits realized as discrete items.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Liquidity and Capital Resources

Sources of Liquidity
The following table presents our available sources of liquidity as of September 30, 2015 (in thousands):

Source	Amount
Cash and cash equivalents, excluding restricted cash	$53,706
Availability under New Revolver, due July 2020 (1)	304,500
Availability under 2013 RSA (2)	74,900
Total unrestricted liquidity	433,106
Restricted cash (3)	58,453
Restricted investments, held to maturity, amortized cost (3)	23,134
Total liquidity, including restricted cash and restricted investments	$514,693
____________

(1)
As of September 30, 2015, we had $200.0 million in borrowings and $95.5 million in letters of credit, primarily related to workers' compensation and self-insurance liabilities, under the $600.0 million New Revolver, leaving $304.5 million available.

(2)	Based on eligible receivables at September 30, 2015, our borrowing base for the 2013 RSA was $324.9 million, while outstanding borrowings were $250.0 million.

(3)	Restricted cash and restricted short-term investments are primarily held by our captive insurance companies for claims payments.
Uses of Liquidity
Our business requires substantial amounts of cash for operating expenses, capital expenditures, other assets, working capital changes, principal and interest payments on our obligations, tax payments and letters of credit required for insurance.
When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet and fund growth in our revenue equipment fleet. Due to the backlog of tractors we are currently processing, we canceled the purchase and trade of approximately 450 tractors in 2015, which when combined with other minor changes, will reduce our expected net capital expenditures for 2015 from $350.0 million - $375.0 million to $275.0 - $300.0 million. This reduction in capital expenditures will be partially used to fund the potential $100.0 million share repurchase plan that was authorized by the board of directors on September 24, 2015. Further, we expect to continue to obtain a portion of our equipment under operating and capital leases, which are not reflected as net cash capital expenditures. In addition, we believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.
Over the long term, we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing or equity capital. The availability of financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions. If such additional borrowings, lease financing, or equity capital is not available at the time we need to access such funds, then we may be required to utilize the New Revolver (if not then fully drawn), extend the maturity of then-outstanding indebtedness, rely on alternative financing arrangements, or engage in asset sales.
There can be no assurance that we will be able to incur additional debt under our existing financial arrangements to satisfy our ongoing capital requirements. However, we believe the combination of our expected cash flows, financing available through new equipment leases which are not subject to debt incurrence baskets, available funds under the 2013 RSA, and availability under our New Revolver will be sufficient to fund our expected capital expenditures for at least the next twelve months.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Material Debt Agreements
As of September 30, 2015, we had $1.4 billion in material debt obligations at the following carrying values:

•	$676.4 million: New Term Loan A, due July 2020

•	$250.0 million: 2013 RSA outstanding borrowings, due July 2016

•	$295.6 million: Capital lease obligations

•	$200.0 million: New Revolver, due July 2020

•	$5.8 million: Other
As of December 31, 2014, we had $1.5 billion in material debt obligations at the following carrying values:

•	$500.0 million: Old Term Loan A, due June 2019

•	$396.1 million: Term Loan B, due June 2021, net of $0.9 million OID

•	$334.0 million: 2013 RSA outstanding borrowings, due July 2016

•	$201.0 million: Capital lease obligations

•	$57.0 million: Old Revolver, due July 2019

•	$7.0 million: Other
Key terms and other details regarding our material debt agreements are discussed in Notes 5, 6, and 7 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, and is incorporated by reference herein.
Fourth Amended and Restated Credit Agreement
On July 27, 2015, the Company entered into the 2015 Agreement, which replaced the 2014 Agreement, including the $450.0 million Old Revolver (zero outstanding at closing), $500.0 million Old Term Loan A ($485.0 million outstanding at closing) and $400.0 million Term Loan B ($395.0 million outstanding at closing). The 2015 Agreement includes a $600.0 million New Revolver and a $680.0 million New Term Loan A. Upon closing, the $680.0 million in proceeds from the New Term Loan A, a $200.0 million draw on the New Revolver and $4.9 million cash on hand were used to pay off the then-outstanding balances of the Old Term Loan A and Term Loan B, including accrued interest and fees under the 2014 Agreement, as well as certain transactional fees associated with the 2015 Agreement. The pricing of the New Revolver and New Term Loan A is unchanged from the 2014 Agreement at 1.75% over LIBOR, subject to a leverage-based grid. This pricing is lower than the pricing of the Term Loan B and is expected to result in approximately $7.0 million in annualized savings, based on current borrowing levels. The New Revolver and New Term Loan A mature in July 2020 and are subject to the same financial covenants and substantially the same terms as those contained in the 2014 Agreement. As of September 30, 2015, we were in compliance with the covenants of the 2015 Agreement.
Cash Flows
The following table summarizes our cash flow activities for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

	Nine Months Ended September 30,
	2015	2014	2015 vs 2014
	(In thousands)
Net cash provided by operating activities	$357,222	$292,813	$64,409
Net cash used in investing activities	(204,218)	(73,439)	(130,779)
Net cash used in financing activities	(204,430)	(208,256)	3,826

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Net Cash Provided by Operating Activities — Factors affecting the $64.4 million increase in net cash provided by operating activities for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, are depicted in the following cash flow waterfall analysis:
Favorable Cash Flow Variances:

(1)
$63.1 million increase in cash flows related to changes within accounts receivable. This increase in net cash provided by changes in accounts receivable was primarily related to the timing of collections during the nine months ended September 30, 2015, as compared to the same period in 2014.

(2)	$22.6 million decrease in interest payments, primarily due to the call of the Senior Notes in November 2014.

(3)	$10.8 million increase in operating income, driven by the factors discussed in "Results of Operations — Segment Review" and "Results of Operations — Consolidated Operating and Other Expenses," above.

(4)	The remaining $8.4 million favorable variance was related to various factors that had an immaterial impact on net cash provided by operating activities, individually and in aggregate.
Unfavorable Cash Flow Variance:

(5)
$40.5 million decrease in cash flows related to changes within accounts payable, accrued and other liabilities. This decrease in cash flows was primarily due to timing differences in payments to vendors and claims payments during the nine months ended September 30, 2015, as compared to the same period in 2014.

Net Cash Used in Investing Activities — Factors affecting the $130.8 million increase in net cash used in investing activities for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, are depicted in the following cash flow waterfall analysis:

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Unfavorable Cash Flow Variances:

(1)
$49.7 million increase in cash flows used for capital expenditures. This is consistent with our expectations, as we previously announced plans to increase capital expenditures in order to support acceleration of the average trade-in cycle for our tractors and grow our fleet.

(2)	$40.1 million decrease in cash proceeds from sale of property and equipment.

(3)	$28.9 million increase in cash flows used for expenditures on assets held for sale, net of proceeds received.

(4)	The remaining $12.0 million unfavorable variance is related to various factors that had an immaterial impact on net cash used in investing activities, individually and in aggregate.

Net Cash Used in Financing Activities — Factors affecting the $3.8 million decrease in net cash used in financing activities for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 are depicted in the following cash flow waterfall analysis, which excludes the cash flow impacts of the 2015 Agreement and 2014 Agreement (quantified below the illustration):
Cash Flow Impact of the 2015 Agreement: As noted under, "Fourth Amended and Restated Credit Agreement," above, the 2015 Agreement includes a $600.0 million New Revolver and a $680.0 million New Term Loan A. Upon closing in July 2015, the proceeds from the New Term Loan A, a $200.0 million draw on the New Revolver and $4.9 million cash on hand were used to pay off the then-outstanding balances of the Old Term Loan A ($485.0 million) and Term Loan B ($395.0 million), including accrued interest and fees under the 2014 Agreement, as well as certain transactional fees associated with the 2015 Agreement.
Cash Flow Impact of the 2014 Agreement: In June 2014, we entered into the 2014 Agreement, replacing the 2013 Agreement. Total proceeds received under the 2014 Agreement included $50.0 million at closing under the $500.0 million delayed-draw Old Term Loan A and $400.0 million under the Term Loan B. Additionally, we borrowed $164.0 million under the Old Revolver of the 2014 Agreement. With these proceeds, we repaid the then-existing first lien term loan B-1 tranche and first lien term loan B-2 tranche under the 2013 Agreement with outstanding principal balances of $229.0 million and $370.9 million plus accrued interest, respectively, and paid $10.5 million in deferred financing fees at closing.
The following variance analysis excludes the impact of the aforementioned cash transactions from the 2015 Agreement and the 2014 Agreement.
Favorable Cash Flow Variances:

(1)
$97.6 million decrease in net cash used for repayments of long-term debt and capital lease obligations. Excluding the impact of the 2015 Agreement, we repaid $74.6 million in long-term debt and capital lease obligations during the nine months ended September 30, 2015. Excluding the impact of the 2014 Agreement, we repaid $172.2 million in long-term debt and capital lease obligations during the nine months ended September 30, 2014.

(2)
$42.0 million decrease in net repayments on our revolving credit line. Excluding the impact of the 2015 Agreement, we repaid $57.0 million on the New Revolver during the nine months ended September 30, 2015. Excluding the impact of the 2014 Agreement, we repaid $99.0 million on the Old Revolver during the nine months ended September 30, 2014.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Unfavorable Cash Flow Variances:

(3)
$135.0 million increase in net repayments on the 2013 RSA. During the nine months ended September 30, 2015, we net-repaid $84.0 million on the 2013 RSA. During the nine months ended September 30, 2014, we net-borrowed $51.0 million under the 2013 RSA.

(4)	The remaining $0.8 million unfavorable cash flow variance is related to factors that had an immaterial impact on net cash used in financing activities, individually and in aggregate.
Working Capital
As of September 30, 2015 and December 31, 2014, we had a working capital surplus of $61.4 million and $378.2 million, respectively. The decrease in working capital is primarily due to the reclassification of the 2013 RSA from noncurrent to current liabilities, as the outstanding amount is due in less than twelve months. We expect to replace the 2013 RSA with a new accounts receivable securitization agreement during the three months ended December 31, 2015. Additionally, our cash and cash equivalents decreased by $51.4 million, due to the activities discussed under "Cash Flows," above.
Capital and Operating Leases
In addition to our net cash capital expenditures, we enter into lease agreements to acquire revenue equipment, including tractors and trailers. Our tractor and trailer lease acquisitions and terminations were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Gross value of revenue equipment acquired with:
Capital leases	$142,937	$64,351
Operating leases	283,119	322,350
Originating value of terminated revenue equipment leases:
Capital leases	10,735	68,944
Operating leases	258,095	64,211
Contractual Obligations

Refer to "Liquidity and Capital Resources," above, and "Off Balance Sheet Arrangements," below, for details on changes in our contractual obligations during the nine months ended September 30, 2015. Aside from these items, there were no material changes to the contractual obligations table, which was included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off Balance Sheet Arrangements

As of September 30, 2015, we lease 9,388 tractors under operating leases, which includes 6,194 company tractors and 3,194 owner-operator tractors financed by the Company. Operating leases have been an important source of financing for our revenue equipment. In accordance with ASC Topic 840, Leases, property and equipment held under operating leases are not reflected on our consolidated balance sheets. All expenses related to operating leases and related liabilities are reflected in our consolidated income statements under "Rental expense." Rental expense was $180.9 million for the nine months ended September 30, 2015, compared with $167.5 million in the nine months ended September 30, 2014.
As of September 30, 2015, the Company had commitments outstanding to acquire revenue equipment for the remainder of 2015 for approximately $144.1 million ($108.3 million of which are tractor commitments) and in 2016 to 2017 for approximately $659.3 million (all of which are tractor commitments). The Company has the option to cancel tractor purchase orders with 60 to 90 days' notice prior to the scheduled production, although the notice period has lapsed for 9.1% of the tractor commitments outstanding as of September 30, 2015. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.
On October 27, 2015, management announced that the Company will not further grow its tractor fleet in the remainder of 2015 and in 2016. As such, the Company canceled the purchase and trade of approximately 450 tractors. The impact of these cancellations is included in the outstanding purchase commitment amounts, discussed above. New tractors received under the remaining purchase commitments in 2015 and 2016 are intended to replace older tractors in our current fleet.
As of September 30, 2015, the Company had outstanding purchase commitments of approximately $1.1 million for facilities and non-revenue equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
We have interest rate exposure arising from our 2015 Agreement, 2013 RSA, and other financing agreements, which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. We manage interest rate exposure through a mix of variable- and fixed-rate debt (weighted average rate of 1.7%). Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $11.3 million.
We have commodity exposure with respect to fuel used in company tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, decreased from an average of $3.911 per gallon for the nine months ended September 30, 2014 to an average of $2.797 per gallon for the nine months ended September 30, 2015. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of September 30, 2015 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 9 of the notes to our consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the period ended September 30, 2015 and is incorporated by reference herein.

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
As previously disclosed, the Company has a securities trading policy (“STP”) that includes, among other things, limitations on the pledging of Company stock on margin. As disclosed at the time of our IPO, under the STP, directors, senior executive officers (including the CEO) and compliance officers were not permitted to pledge more than 20% of their family stock holdings for margin loans. In July 2013, the Nominating and Governance Committee and the Board approved revisions to the STP to further limit pledging of stock on margin, under which, effective July 1, 2014, the limitation was reduced to 15% of family stock holdings and was scheduled to be reduced to 10% of family stock holdings as of July 1, 2015.
In June 2015, our CEO reported to the independent chairman that he was in compliance with the limitation on pledging stock on margin and was working to reduce the amount pledged on margin to below the 10% limit scheduled to take effect, but needed until November 2015 to do so in an orderly fashion. Following Board discussion of these circumstances, the Board amended the STP so that the 15% limit would remain in effect through November 30, 2015 and the 10% limit would take effect on December 1, 2015.
In October 2015, our CEO informed the Company that due to the drop in the stock price he had pledged additional shares of Company stock on margin in August and September 2015, in contravention of the STP, and that the percentage of family stock holdings pledged on margin was in excess of the 15% limit. He was precluded from selling shares during this time since he was in possession of material non-public information.
The independent members of the Board of Directors met and considered these events in light of competing concerns. On the one hand, the policy and limitations on pledging stock on margin were intended to avoid the risks of stock being sold to satisfy a margin call at a time when Company insiders might have material nonpublic information. On the other hand, unwinding margin positions in significant amounts in a short period could generate adverse market perceptions concerning the Company and the stock. In addition, they sought additional information regarding the CEO’s plans to reduce the level of stock pledged on margin.
In response to these developments and the competing concerns identified, the Board of Directors directed the CEO to reduce the level of stock pledged on margin to 15% or less of family holdings no later than November 4, 2015 and determined to waive compliance with the 10% limit (but not the 15% limit) through December 31, 2016 so that the margin positions could be reduced in an orderly fashion. In addition, the Board formally reprimanded the CEO and imposed the following sanctions:

•	the CEO would forfeit 100% of his salary for November and December 2015;

•	the Compensation Committee would exercise negative discretion so that the CEO would receive no bonus for 2015; and

•	the Compensation Committee would take these events into consideration when considering equity awards for 2016.
The CEO has accepted the sanctions.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	By-laws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

10.1
Fourth amended and restated credit agreement among Swift Transportation Co., as the borrower, Swift Transportation Company and other guarantors party thereto, as guarantors, and the lenders and agents parties thereto*
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

SWIFT TRANSPORTATION COMPANY

Date:	November 4, 2015	/s/ Jerry Moyes
Jerry Moyes
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2015	/s/ Virginia Henkels
Virginia Henkels
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)