Form 10-Q
period 2016-03-31
SWIFT TRANSPORTATION Co
filed 2016-05-03
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
Form 10-Q
  _____________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant’s Class A common stock as of April 26, 2016 was 84,103,251 and the number of outstanding shares of the registrant’s Class B common stock as of April 26, 2016 was 50,991,938.

Glossary of Terms

SWIFT TRANSPORTATION COMPANY

Table of Contents

SWIFT TRANSPORTATION COMPANY

QUARTERLY REPORT ON FORM 10-Q

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

2013 RSA	Second Amended and Restated Receivables Sale Agreement, entered into in 2013 by SRCII, with unrelated financial entities, "The Purchasers," replaced by the 2015 RSA
2015 RSA	Third Amendment to Amended and Restated Receivables Sale Agreement, entered into in 2015 by SRCII, with unrelated financial entities, "The Purchasers"
2014 Agreement	The Company's Third Amended and Restated Credit Agreement, replaced by the 2015 Agreement
2015 Agreement	The Company's Fourth Amended and Restated Credit Agreement
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Swift's Board of Directors
Central	Central Refrigerated Transportation, LLC (formerly Central Refrigerated Transportation, Inc.)
COFC	Container on Flat Car
CSA	Compliance Safety Accountability
Deadhead	Tractor movement without hauling freight (unpaid miles driven)
DLC	Deferred Loan Costs
DOE	United States Department of Energy
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
IEL	Interstate Equipment Leasing, LLC (formerly Interstate Equipment Leasing, Inc.)
IPO	Initial Public Offering
LIBOR	London InterBank Offered Rate
Moyes Affiliates	Jerry Moyes, The Jerry and Vickie Moyes Family Trust dated December 11, 1987, and various Moyes children’s trusts

Table of Contents

SWIFT TRANSPORTATION COMPANY

GLOSSARY OF TERMS — CONTINUED
The following glossary provides definitions for certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
NASDAQ	National Association of Securities Dealers Automated Quotations
New Revolver	Revolving line of credit under the 2015 Agreement
New Term Loan A	The Company's first lien term loan A under the 2015 Agreement
NLRB	National Labor Relations Board
OID	Original Issue Discount
Old Revolver	Revolving line of credit under the 2014 Agreement
Old Term Loan A	The Company's first lien term loan A under the 2014 Agreement
Revenue xFSR	Revenue, Excluding Fuel Surcharge Revenue
SEC	United States Securities and Exchange Commission
SRCII	Swift Receivables Company II, LLC
Swift Refrigerated	Swift Refrigerated Service, LLC (formerly Central Refrigerated Service, LLC)
The Purchasers	Unrelated financial entities in the 2013 RSA and 2015 RSA, which were accounts receivable securitization agreements entered into by SRCII
Term Loan B	The Company's first lien term loan B under the 2014 Agreement
TOFC	Trailer on Flat Car
US-GAAP (or GAAP)	United States Generally Accepted Accounting Principles

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$142,724	$107,590
Restricted cash	57,356	55,241
Restricted investments, held to maturity, amortized cost	23,171	23,215
Accounts receivable, net	408,769	422,421
Equipment sales receivable	6,710	—
Income tax refund receivable	3,553	11,664
Inventories and supplies	18,478	18,426
Assets held for sale	9,692	9,084
Prepaid taxes, licenses, insurance and other	48,034	48,149
Current portion of notes receivable	9,425	9,817
Total current assets	727,912	705,607
Property and equipment, at cost:
Revenue and service equipment	2,229,163	2,278,618
Land	131,693	131,693
Facilities and improvements	271,408	269,769
Furniture and office equipment	103,424	99,519
Total property and equipment	2,735,688	2,779,599
Less: accumulated depreciation and amortization	(1,152,843)	(1,128,499)
Net property and equipment	1,582,845	1,651,100
Other assets	24,573	26,585
Intangible assets, net	278,915	283,119
Goodwill	253,256	253,256
Total assets	$2,867,501	$2,919,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,605	$121,827
Accrued liabilities	111,458	97,313
Current portion of claims accruals	75,850	84,429
Current portion of long-term debt	15,543	35,514
Current portion of capital lease obligations	53,294	59,794
Total current liabilities	374,750	398,877
Revolving line of credit	200,000	200,000
Long-term debt, less current portion	631,620	643,663
Capital lease obligations, less current portion	210,612	222,001
Claims accruals, less current portion	158,889	149,281
Deferred income taxes	459,437	463,832
Accounts receivable securitization	224,017	223,927
Other liabilities	1,239	959
Total liabilities	2,260,564	2,302,540
Commitments and Contingencies (Notes 8 and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 84,911,982 and 87,808,801 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	849	878
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 50,991,938 shares issued and outstanding as of March 31, 2016 and December 31, 2015	510	510
Additional paid-in capital	725,049	754,589
Accumulated deficit	(119,654)	(139,033)
Accumulated other comprehensive income	81	81
Noncontrolling interest	102	102
Total stockholders’ equity	606,937	617,127
Total liabilities and stockholders’ equity	$2,867,501	$2,919,667
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Operating revenue:
Revenue, excluding fuel surcharge revenue	$906,913	$894,864
Fuel surcharge revenue	60,910	120,280
Operating revenue	967,823	1,015,144
Operating expenses:
Salaries, wages and employee benefits	288,633	261,654
Operating supplies and expenses	90,215	94,204
Fuel	74,987	106,907
Purchased transportation	267,309	288,811
Rental expense	56,252	61,975
Insurance and claims	47,710	44,307
Depreciation and amortization of property and equipment	66,951	56,927
Amortization of intangibles	4,204	4,204
Gain on disposal of property and equipment	(6,326)	(3,932)
Communication and utilities	6,900	7,499
Operating taxes and licenses	18,505	17,588
Total operating expenses	915,340	940,144
Operating income	52,483	75,000
Other expenses (income):
Interest expense	8,594	10,388
Derivative interest expense	—	2,793
Interest income	(751)	(587)
Non-cash impairments of non-operating assets	—	1,480
Other income, net	(776)	(605)
Total other expenses (income), net	7,067	13,469
Income before income taxes	45,416	61,531
Income tax expense	13,511	23,691
Net income	$31,905	$37,840
Basic earnings per share	$0.23	$0.27
Diluted earnings per share	$0.23	$0.26
Shares used in per share calculations:
Basic	136,519	142,199
Diluted	137,655	143,955
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$31,905	$37,840
Accumulated losses on derivatives reclassified to derivative interest expense	—	1,848
Other comprehensive income before income taxes	—	1,848
Income tax effect of items within other comprehensive income	—	(711)
Other comprehensive income, net of income taxes	—	1,137
Total comprehensive income	$31,905	$38,977
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balances, December 31, 2015	87,808,801	$878	50,991,938	$510	$754,589	$(139,033)	$81	$102	$617,127
Common stock issued under stock plans	202,005	2			1,085				1,087
Stock-based compensation expense					1,417				1,417
Excess tax benefits from stock-based compensation					77				77
Shares issued under employee stock purchase plan	24,716	—			324				324
Repurchase and cancellation of Class A common stock	(3,123,540)	(31)			(32,443)	(12,526)			(45,000)
Net income						31,905			31,905
Other comprehensive income, net of income taxes							—		—
Balances, March 31, 2016	84,911,982	$849	50,991,938	$510	$725,049	$(119,654)	$81	$102	$606,937
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$31,905	$37,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	71,155	61,131
Amortization of debt issuance costs, original issue discount, and losses on terminated swaps	351	2,606
Gain on disposal of property and equipment less write-off of totaled tractors	(5,763)	(3,698)
Impairments	—	1,480
Deferred income taxes	(4,473)	(6,346)
Provision for losses on accounts receivable	(1,233)	1,913
Stock-based compensation expense	1,417	1,483
Excess tax benefits from stock-based compensation	(77)	(1,172)
Income effect of mark-to-market adjustment of interest rate swaps	—	(119)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	14,885	24,329
Inventories and supplies	(52)	918
Prepaid expenses and other current assets	8,226	16,789
Other assets	2,332	1,450
Accounts payable, accrued and other liabilities	13,058	(10,447)
Net cash provided by operating activities	131,731	128,157
Cash flows from investing activities:
Increase in restricted cash	(2,115)	(16,071)
Proceeds from maturities of investments	6,386	14,190
Purchases of investments	(6,429)	(8,016)
Proceeds from sale of property and equipment	34,271	13,370
Capital expenditures	(34,450)	(62,006)
Payments received on notes receivable	1,127	2,065
Expenditures on assets held for sale	(6,960)	(2,313)
Payments received on assets held for sale	5,620	1,815
Payments received on equipment sale receivables	—	352
Net cash used in investing activities	(2,550)	(56,614)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(50,535)	(19,294)
Proceeds from long-term debt	—	4,504
Net repayments on revolving line of credit	—	(57,000)
Borrowings under accounts receivable securitization	—	10,000
Repayment of accounts receivable securitization	—	(50,000)
Proceeds from common stock issued	1,411	2,679
Repurchase of Class A common stock	(45,000)	—
Excess tax benefits from stock-based compensation	77	1,172
Net cash used in financing activities	(94,047)	(107,939)
Net increase (decrease) in cash and cash equivalents	35,134	(36,396)
Cash and cash equivalents at beginning of period	107,590	105,132
Cash and cash equivalents at end of period	$142,724	$68,736

 See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,081	$13,912
Income taxes	944	1,507
Non-cash investing activities:
Equipment purchase accrual	$593	$59,814
Notes receivable from sale of assets	520	1,298
Equipment sales receivables	6,710	753
Non-cash financing activities:
Capital lease additions	$—	$9,988
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
Description of Business
Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. As of March 31, 2016, the Company's fleet of revenue equipment included 19,858 tractors (comprised of 14,986 company tractors and 4,872 owner-operator tractors), 63,891 trailers and 9,150 intermodal containers. The Company’s four reportable segments are Truckload, Dedicated, Swift Refrigerated and Intermodal.
Seasonality
In the truckload industry, results of operations generally show a seasonal pattern. As customers ramp up for the year-end holiday season, the late third quarter and the fourth quarter have historically been the Company's strongest volume periods. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter than the other three quarters. In recent years, the macro consumer buying patterns combined with shippers’ supply chain management, which historically contributed to the fourth quarter "peak" season, continued to evolve. As a result, the Company's fourth quarter 2015, 2014 and 2013 volumes were more evenly disbursed throughout the quarter rather than peaking early in the quarter. In the eastern and mid-western United States, and to a lesser extent in the western United States, the Company's equipment utilization typically declines and operating expenses generally increase during the winter season, as fuel efficiency declines from engine idling and severe weather tends to increase accident frequency, claims, and equipment repairs. The Company's revenue is directly related to shippers' available working days. As such, curtailed operations and vacation shutdowns around the holidays may affect the Company's revenue. From time to time, the Company also suffers short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could add volatility to, or harm, the Company's results of operations.
Basis of Presentation
The consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The consolidated financial statements include the accounts of Swift Transportation Company and its wholly-owned subsidiaries. In management's opinion, these consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary for the fair presentation of the periods presented.
Change in Presentation
In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amended ASC Subtopic 835-30, Interest – Imputation of Interest. The amendments in this ASU simplify the presentation of debt issuance costs and align the presentation with debt discounts. Entities are required to present debt issuance costs within liabilities as a direct deduction from the face amount of the related debt, rather than as a deferred charge within assets. In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update), which also amended ASC Subtopic 835-30, Interest – Imputation of Interest. The SEC determined that ASU 2015-03 (discussed above) did not address costs related to line-of-credit arrangements. The amendments in ASU 2015-15 clarify that entities may defer and present debt issuance costs as an asset, and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these ASUs require retrospective application, with related disclosures for a change in accounting principle. For public business entities, the amendments in these ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years, with early adoption permitted.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The Company adopted this guidance during the three months ended March 31, 2016. Accordingly, debt issuance costs, except for those associated with the Company’s New Revolver, are presented as direct deductions from the face amount of the related debt. The Company retrospectively adjusted the December 31, 2015 consolidated balance sheet to align with the current period presentation, as follows:

	December 31, 2015
Financial Statement Caption	Unadjusted Consolidated Balance Sheet	Reclassification Adjustments	Adjusted Consolidated Balance Sheet
ASSETS:
Other assets	$29,353	$(2,768)	$26,585
LIABILITIES:
Current portion of long-term debt	$35,582	$(68)	$35,514
Long-term debt, less current portion	645,290	(1,627)	643,663
Accounts receivable securitization	225,000	(1,073)	223,927

Note 2 — Recently Issued Accounting Pronouncements
The following table presents accounting pronouncements recently issued by FASB, but not yet adopted by the Company.

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
April 2016	2016-10: Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing
The amendments in this ASU clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments do not change the core principle of the guidance.
			January 2018, Modified retrospective	Currently under evaluation; not yet quantifiable.
March 2016	2016-08: Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations, but do not change the core principle of the guidance.
			January 2018, Modified retrospective	Currently under evaluation; not yet quantifiable.
March 2016	2016-09: Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-based Payment Accounting
The amendments in this ASU are intended to simplify various aspects of accounting for stock-based compensation, including income tax consequences, classification of awards as equity or liability, as well as classification of activities within the statement of cash flows.
			January 2017, Adoption method varies by amendment	Currently under evaluation; not yet quantifiable.
February 2016	2016-02: Leases (Topic 842)
The new standard requires lessees to recognize assets and liabilities arising from both operating and financing leases on the balance sheet. Lessor accounting for leases is largely unaffected by the new guidance.
			January 2019, Modified retrospective	Currently under evaluation; not yet quantifiable.
January 2016	2016-01: Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities
The amendments in this ASU address various aspects of recognition, measurement, presentation, and disclosure of financial instruments. They additionally establish ASC Topic 321 – Investments – Equity Securities, which applies to investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies.
			January 2018, Modified retrospective	Not expected to be material.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 3 — Restricted Investments
The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company’s restricted investments (in thousands):

	March 31, 2016
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
United States corporate securities	$16,867	$8	$(3)	$16,872
Municipal bonds	4,879	—	(1)	4,878
Negotiable certificate of deposits	1,425	—	—	1,425
Restricted investments, held to maturity	$23,171	$8	$(4)	$23,175

	December 31, 2015
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
United States corporate securities	$16,686	$2	$(27)	$16,661
Municipal Bonds	4,904	1	(1)	4,904
Negotiable certificate of deposits	1,625	—	—	1,625
Restricted investments, held to maturity	$23,215	$3	$(28)	$23,190
Refer to Note 14 for additional information regarding fair value measurements of restricted investments.
As of March 31, 2016, the contractual maturities of the restricted investments were one year or less. There were 33 securities and 36 securities that were in an unrealized loss position for less than twelve months as of March 31, 2016 and December 31, 2015, respectively. The Company did not recognize any impairment losses for the three months ended March 31, 2016 or 2015.

Note 4 — Goodwill and Other Intangible Assets
There were no goodwill impairments recorded during the three months ended March 31, 2016 or 2015. Intangible asset balances were as follows (in thousands):

	March 31, 2016	December 31, 2015
Customer Relationships:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(177,446)	(173,242)
Customer relationships, net	97,878	102,082
Trade Name:
Gross carrying value	181,037	181,037
Intangible assets, net	$278,915	$283,119
The following table presents amortization of intangible assets related to the 2007 Transactions and intangible assets existing prior to the 2007 Transactions (in thousands):

	Three Months Ended March 31,
	2016	2015
Amortization of intangible assets related to the 2007 Transactions	$3,912	$3,912
Amortization related to intangible assets existing prior to the 2007 Transactions	292	292
Amortization of intangibles	$4,204	$4,204

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
As of March 31, 2016 and December 31, 2015, interest accrued on the aggregate principal balance at a rate of 1.0%. Program fees and unused commitment fees are recorded in interest expense in the Company's consolidated income statements. The Company incurred program fees of $0.9 million related to the 2015 RSA during the three months ended March 31, 2016, and $1.0 million related to the 2013 RSA, during the three months ended March 31, 2015.
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

Note 6 — Debt and Financing
Other than the Company’s accounts receivable securitization, as discussed in Note 5, and its outstanding capital lease obligations as discussed in Note 7, the Company's long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
2015 Agreement: New Term Loan A, due July 2020, net of $1,063 and $1,695 DLC as of March 31, 2016 and December 31, 2015, respectively	$638,687	$668,055
Other	8,476	11,122
Long-term debt	647,163	679,177
Less: current portion of long-term debt, net of $3 and $68 DLC as of March 31, 2016 and December 31, 2015, respectively	(15,543)	(35,514)
Long-term debt, less current portion	$631,620	$643,663

	March 31, 2016	December 31, 2015
Long-term debt	$647,163	$679,177
Revolving line of credit (1)	200,000	200,000
Long-term debt, including revolving line of credit	$847,163	$879,177
____________

(1)
The Company had outstanding letters of credit, primarily related to workers' compensation and self-insurance liabilities of $101.0 million and $95.0 million under the New Revolver at March 31, 2016 and December 31, 2015, respectively.

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
____________

(1)
The interest rate margin for the New Term Loan A and New Revolver is based on the Company's consolidated leverage ratio. As of March 31, 2016, interest accrued at 1.93% on the New Term Loan A and 1.94% on the New Revolver. As of December 31, 2015, interest accrued at 2.12% on the New Term Loan A and 2.08% on the New Revolver.

(2)
The commitment fee for the unused portion of the New Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.25% to 0.35%. As of March 31, 2016, commitment fees on the unused portion of the New Revolver accrued at 0.25% and outstanding letter of credit fees accrued at 1.50%. As of December 31, 2015, commitment fees on the unused portion of the New Revolver accrued at 0.25% and outstanding letter of credit fees accrued at 1.75%.

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
Borrowings under the 2015 Agreement are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Swift Refrigerated and its subsidiaries, Swift Transportation Co., LLC and its domestic subsidiaries other than its captive insurance subsidiaries, driver academy subsidiary, and its bankruptcy-remote special purpose subsidiary.
Deferred Loan Costs
DLCs related to the New Revolver, reported in "Other assets" in the Company's consolidated balance sheets, were $1.9 million and $1.5 million as of March 31, 2016 and December 31, 2015, respectively. As discussed in Note 1, DLCs related to the Company's Term Loan A and accounts receivable securitization are now netted against the face amount of the debt, pursuant to the amendments in ASU 2015-03.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Leases
The Company finances a portion of its revenue equipment under capital and operating leases and certain terminals under operating leases.
Capital Leases (as Lessee)— The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term. Certain leases contain renewal or fixed price purchase options. The present value of obligations under capital leases is included under "Current portion of capital lease obligations" and "Capital lease obligations, less current portion" in the consolidated balance sheets. As of March 31, 2016, the leases were collateralized by revenue equipment with a cost of $328.2 million and accumulated amortization of $80.9 million. As of December 31, 2015, the leases were collateralized by revenue equipment with a cost of $357.8 million and accumulated amortization of $90.1 million. Amortization of the equipment under capital leases is included in "Depreciation and amortization of property and equipment" in the Company’s consolidated income statements.
Operating Leases (as Lessee)— Rent expense related to operating leases was $56.3 million for the three months ended March 31, 2016 and $62.0 million for the three months ended March 31, 2015.

Note 8 — Purchase Commitments
As of March 31, 2016, the Company had commitments outstanding to acquire revenue equipment for the remainder of 2016 of approximately $550.5 million ($395.4 million of which were tractor commitments), in 2017 for approximately $204.7 million ($190.9 million of which were tractor commitments) and no purchase commitments for revenue equipment thereafter. The Company has the option to cancel tractor purchase orders with 60 to 90 days' notice prior to the scheduled production, although the notice period has lapsed for 30.1% of the tractor commitments outstanding as of March 31, 2016. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of March 31, 2016, the Company had outstanding purchase commitments of approximately $13.1 million for non-revenue equipment and no purchase commitments for facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
Arizona Owner-operator Class Action Litigation
On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly-situated persons against Swift Transportation: Garza v. Swift Transportation Co., Inc., Case No. CV7-472 (the "Garza Complaint"). The putative class originally involved certain owner-operators who contracted with the Company under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that the Company should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied plaintiff’s petition for class certification. The plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14,

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

2008, the Company filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted the Company’s petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals, opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, the plaintiff renewed the motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. Upon certification, the Company filed a motion to compel arbitration, as well as filing numerous motions in the trial court urging dismissal on several other grounds including, but not limited to the lack of an employee as a class representative, and because the named owner-operator class representative only contracted with the Company for a three-month period under a one-year contract that no longer exists. In addition to these trial court motions, the Company also filed a petition for special action with the Arizona Court of Appeals, arguing that the trial court erred in certifying the class because the trial court relied upon the Court of Appeals ruling that was previously overturned by the Arizona Supreme Court. On April 7, 2011, the Arizona Court of Appeals declined jurisdiction to hear this petition for special action and the Company filed a petition for review to the Arizona Supreme Court. On August 31, 2011, the Arizona Supreme Court declined to review the decision of the Arizona Court of Appeals. In April 2012, the trial court issued the following rulings with respect to certain motions filed by Swift: (1) denied Swift’s motion to compel arbitration; (2) denied Swift’s request to decertify the class; (3) granted Swift’s motion that there is no breach of contract; and (4) granted Swift’s motion to limit class size based on statute of limitations. On November 13, 2014, the court denied plaintiff's motion to add new class representatives for the employee class and therefore the employee class remains without a plaintiff class representative. On March 18, 2015, the court denied Swift's two motions for summary judgment (1) to dismiss any claims related to the employee class since there is no class representative; and (2) to dismiss plaintiff's claim of breach of a duty of good faith and fair dealing. On July 14, 2015, the court granted Swift's motion to decertify the entire class. On December 23, 2015, Plaintiff filed a Petition for Special Action with the Arizona Court of Appeals. That petition has been fully briefed and argued, and a decision is pending.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The matter remains pending in the district court and dispositive motion briefing will be completed in August 2016. The Company also filed a writ of mandamus and appeal from the district court's order that effectively denied the Company's motion to compel arbitration. The Ninth Circuit held oral argument on November 16, 2015 and the parties await a decision from the Court. The Company intends to vigorously defend against any proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
California Wage, Meal and Rest Driver Class Actions
On March 22, 2010, a class action lawsuit was filed by John Burnell, individually and on behalf of all other similarly-situated persons against Swift Transportation: John Burnell and all others similarly-situated v. Swift Transportation Co., Inc., filed in the Superior Court of California, County of San Bernardino (the "Burnell Complaint"). On September 3, 2010, upon motion by Swift, the matter was removed to the United States District Court for the Central District of California (the "California Court"), Case No. EDCV10-809-VAP. The putative class includes drivers who worked for Swift during the four years preceding the date of filing alleges that Swift failed to pay the California minimum wage, failed to provide proper meal and rest periods and failed to timely pay wages upon separation from employment. On April 9, 2013, the Company filed a motion for judgment on the pleadings, requesting dismissal of plaintiff's claims related to alleged meal and rest break violations under the California Labor Code alleging that such claims are preempted by the Federal Aviation Administration Authorization Act.
On April 5, 2012, the Company was served with an additional class action complaint, alleging facts similar to those as set forth in the Burnell Complaint: James R. Rudsell, on behalf of himself and all others similarly-situated v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Company, in the Superior Court of California, County of San Bernardino (the "Rudsell Complaint"). On May 3, 2012, upon motion by Swift, the matter was removed to the California Court, Case No. EDCV12-00692-VAP. The Rudsell Complaint was stayed on April 29, 2013, pending a resolution of the Burnell Complaint.
On September 25, 2014, a class action lawsuit was filed by Lawrence Peck on behalf of himself and all other similarly-situated persons against Swift Transportation: Peck v. Swift Transportation Co. of Arizona, LLC in the Superior Court of California, County of Riverside (the "Peck Complaint"). The putative class, which includes current and former non-exempt employee truck drivers who performed services in California within the four-year statutory period, alleges that Swift failed to pay for all hours worked (specifically that pay-per-mile fails to compensate drivers for non-driving related services), failed to pay overtime, failed to properly reimburse work-related expenses, failed to timely pay wages and failed to provide accurate wage statements. On October 24, 2014, upon motion by Swift, the matter was removed to the California Court, Case No. 14-CV-02206-VAP. The Peck Complaint was stayed on April 6, 2015, pending a resolution of the earlier filed cases.
On February 27, 2015, Sadashiv Mares filed a complaint alleging five Causes of Action arising under California state law on behalf of himself and a putative class against Swift Transportation Co. of Arizona, LLC in the Superior Court of California, County of Alameda (the "Mares Complaint").  On July 13, 2015, upon motion by Swift, the matter was removed to the United States District Court for the Northern District of California, Case No. 2:15-CV-03253-JSW. Upon the Parties stipulation, on October 17, 2015, the case was transferred to the California Court, Case No. 2:15-CV-07920-VAP. The Mares Complaint was stayed on February 24, 2016, pending a resolution of the earlier filed cases.
On or about April 15, 2015, a complaint was filed in the Superior Court of California, County of San Bernardino: Rafael McKinsty et al. v. Swift Transportation Co. of Arizona, LLC, et al., (the "McKinsty Complaint").  The McKinsty Complaint, a purported class action, alleges violation of California rest break laws and is similar to the Burnell, Rudsell, Peck and Mares Complaints.  On July 2, 2015, upon motion by Swift, the matter was removed to the California Court, Case No. 15-CV-1317-VAP. The McKinsty Complaint was stayed on August 19, 2015, pending a resolution of the earlier filed cases.
On October 15, 2015, a class action lawsuit was filed in the Superior Court of California, County of Riverside: Thor Nilsen v. Swift Transportation Co. of Arizona, LLC (the "Nilsen Complaint"). The Nilsen Complaint alleges violations of California law similar to the Burnell, Rudsell, Peck, Mares, and McKinsty Complaints. On December 9, 2015, upon motion by Swift, the matter was removed to the California Court, Case No. 15-CV-02504-VAP. The Nilsen Complaint was stayed January 29, 2016, pending resolution of the earlier filed cases.
The issue of class certification must first be resolved before the California Court will address the merits of these cases, and the Company retains all of its defenses against liability and damages, pending a determination of class certification. Class certification briefing is now complete and a class certification hearing was scheduled for April 25, 2016. The class certification hearing was held as scheduled and the parties now await a final ruling from the California Court. The final disposition of these cases as well as the impact of such final dispositions of these cases cannot be determined at this time.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

California Wage, Meal and Rest Maintenance & Service Employees Class Action
On January 28, 2016, a class action lawsuit was filed by Grant Fritsch, individually and on behalf of all other similarly-situated persons against Swift Transportation Services, LLC and Swift Transportation Company in the Superior Court of California, County of San Bernardino (the "Fritsch Complaint"). Mr. Fritsch worked for Swift as a yard hostler and he purports to represent a class of “all non-exempt maintenance and service employees” of Swift Transportation Services, LLC and/or Swift Transportation Company. The Fritsch Complaint alleges that Swift failed to pay overtime and doubletime wages required by California law, failed to provide proper meal and rest periods, failed to provide accurate itemized wage statements, and failed to timely pay wages upon separation from employment. The Complaint also includes a claim under the Private Attorneys General Act. The Company is evaluating its options and will be preparing a Responsive pleading shortly. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Arizona Fair Labor Standards Act Class Action Litigation
On December 29, 2015, a class action lawsuit was filed by Pamela Julian, individually and on behalf of all other similarly-situated persons against Swift Transportation, Inc., et al. in the United States District Court for the District of Delaware, Case No. 1:15-CV-01212-UNA (the "Julian Compliant"). The Julian Complaint alleges that Swift violated the FLSA by failing to pay its trainee drivers minimum wage for all work performed and by failing to pay overtime. On February 29, 2016, upon Stipulation of the Parties, the court transferred the case to the United States District Court for the District of Arizona, Case No. 2:16-CV-00576-ROS. On March 9, 2016, Swift filed a Motion to dismiss plaintiffs' overtime claims. That Motion is currently pending before the court. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Washington Overtime Class Actions
On September 9, 2011, a class action lawsuit was filed by Troy Slack and several other drivers on behalf of themselves, and all similarly-situated persons, against Swift Transportation: Troy Slack, et al. v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Corporation in the State Court of Washington, Pierce County (the "Slack Complaint"). The Slack Complaint was removed to federal court on October 12, 2011, case number 11-2-114380. The putative class includes all current and former Washington state-based employee drivers during the three-year statutory period prior to the filing of the lawsuit, and through the present, and alleges that they were not paid minimum wage and overtime in accordance with Washington state law and that they suffered unlawful deductions from wages. On November 23, 2013, the court entered an order on plaintiffs' motion to certify the class. The court only certified the class as it pertains to "dedicated" drivers and did not certify any other class, including any class related to over-the-road drivers. On September 2, 2015, new counsel was appointed for Plaintiffs and on November 16, 2015, new legal counsel was substituted for the Company. As a result of the substitution of counsel for both parties, the court has extended all existing dates by ten months. On April 1, 2016, the Court entered an Order Approving the Plaintiffs' proposed class notice. The matter is now in discovery. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
On January 14, 2016, a class action lawsuit was filed by Julie Hedglin, individually and on behalf of all others similarly situated against Swift Transportation Co. of Arizona, LLC in the State Court of Washington, Pierce County (the “Hedglin Complaint”). The Hedglin Complaint was removed to federal court on February 18, 2016, 3:16-CV-05127-RJB. The putative class includes all current and former Washington heavy haul drivers and alleges the class was not paid for meal and rest periods, overtime, was not paid all wages due at established pay periods, and was not provided accurate wage statements. The matter is in its initial phases and is expected to move into discovery. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Indiana Fair Credit Reporting Act Class Action Litigation
On March 18, 2015, a class action lawsuit was filed by Melvin Banks, individually and on behalf of all other similarly-situated persons against Central Refrigerated Service, Inc. in the United States District Court for the Northern District of Indiana, Case No. 2:15-CV-00105. The complaint alleges that Central Refrigerated Service, Inc. violated the Fair Credit Reporting Act by failing to provide job applicants with adverse action notices and copies of their consumer reports and statements of rights. At this time, the size of the potential class is unknown. Initial discovery regarding the potential class has begun and the Company has sought to transfer the case from Indiana to Utah. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.

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
In addition to the collective arbitration that is pending before the AAA, the three named plaintiffs, along with approximately 400 other owner-operators, have initiated a series of individual, bilateral proceedings against the Central Parties with the AAA. Discovery is commencing in these individual cases, which are pending before approximately 30 separate arbitrators. Actual trial dates have not yet been set by the arbitrators, but the trials are expected to commence in the fourth quarter of 2016.
Upon the acquisition of Central Refrigerated Service, Inc. by Swift Transportation Company, the plaintiffs in both the collective and individual actions were allowed to amend their complaints in June 2015 to include Swift Transportation Company as a defendant. The Company and the Central Parties intend to vigorously defend against the merits of plaintiffs' claims in both the collective and individual arbitration proceedings. The final disposition of this case and the impact cannot be determined at this time.
California Class and Collective Action for Pre-employment Physical Testing
On October 6, 2014 Robin Anderson filed a putative class and collective action against Central Refrigerated Service, Inc. Case No. 5:14-CV 02062 in the United States District Court for the Central District of California (the "Anderson Complaint"). In this action, plaintiff alleges that pre-employment tests of physical strength administered by a third party on behalf of Central Refrigerated Service, Inc. had an unlawfully discriminatory impact on female applicants and applicants over the age of 40. The suit seeks damages under Title VII of the Civil Rights Act of 1964, the Age Discrimination Act, and parallel California state law provisions, including the California Fair Employment and Housing Act.
Upon the acquisition of Central Refrigerated Service, Inc. by Swift Transportation Company, Plaintiff was allowed to amend her complaint in October 2015 to include Swift Transportation Company and Workwell Systems, Inc. as additional defendants. Workwell Systems, Inc. is the company that provided the physical testing service used by Central Refrigerated Service, Inc. The litigation is still at a very preliminary stage and plaintiff has not yet effected service on the newly added defendants. Discovery has not yet commenced in the case and no trial date has been set. There is not currently any information available regarding the number of potential members of the putative class or collective actions.
Central Refrigerated Service, Inc. and Swift intend to vigorously defend against the merits of plaintiff’s claims. The final disposition of this case and the impact cannot be determined at this time.
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
Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, experience damage, mechanical failures and cargo issues as an incidental part of its normal ordinary course of operations.  From time to time, these matters result in the discharge of diesel fuel, motor oil or other hazardous materials into the environment.  Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges.  As of March 31, 2016, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $0.1 million in the aggregate for all current and prior year claims.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 10 — Derivative Financial Instruments
The final settlement of the Company's interest rate swaps occurred in July 2015. The following table presents pre-tax losses from changes in fair value of the Company's interest rate swaps, included in earnings (in thousands):

	Three Months Ended March 31,
	2016	2015
Loss reclassified from AOCI into net income from cash flow hedges (effective portion)	$—	$1,848
Loss recognized in income from de-designated derivative contracts	—	945
Derivative interest expense	$—	$2,793
Losses (benefits) on cash flow hedging, reclassified out of AOCI into the consolidated income statements were as follows (in thousands):

		Three Months Ended March 31,
	Reclassified to:	2016	2015
Interest rate swaps	Derivative interest expense	$—	$1,848
Income tax benefit	Income tax expense	—	(711)
	Net income	$—	$1,137
Activities related to AOCI, net of tax, are presented in the consolidated statement of stockholders' equity, and primarily pertain to derivative financial instruments. The tax effects are presented in the consolidated statements of comprehensive income.
Activities related to foreign currency transactions were immaterial for the three months ended March 31, 2016 and 2015.

Note 11 — Share Repurchase Programs
The following table presents our repurchases of our Class A common stock under the respective share repurchase programs, net of advisory fees (in thousands):

		Three Months Ended March 31,		As of
Share Repurchase Programs		2016		March 31, 2016
Authorized Amount	Board Approval Date	Shares	Amount	Amount Remaining
$100,000	September 24, 2015	2,221	$30,000	$—
$150,000	February 22, 2016	903	$15,000	$135,000
		3,124	$45,000	$135,000
No share repurchases were made during the three months ended March 31, 2015.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Weighted Average Shares Outstanding
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31,
	2016	2015
Basic weighted average common shares outstanding	136,519	142,199
Dilutive effect of stock options	1,136	1,756
Diluted weighted average common shares outstanding	137,655	143,955
Anti-dilutive shares excluded from the dilutive-effect calculation (1)	452	—
____________

(1)	Shares were excluded from the dilutive-effect calculation because the outstanding options' exercise prices were greater than the average market price of the Company's common shares during the period.

Note 13 — Income Taxes
Effective Tax Rate — The effective tax rate for the three months ended March 31, 2016 was 29.8%, which was lower than management's expectation of 38.0%, primarily due to certain income tax credits in our foreign subsidiary and a reduction in our uncertain tax position reserve realized as discrete items in the quarter. The effective tax rate for the three months ended March 31, 2015 was 38.5%, as expected.
Interest and Penalties — Accrued interest and penalties included in income tax expense as of March 31, 2016 and December 31, 2015 were approximately $0.4 million and $1.4 million, respectively. The Company does not anticipate a decrease of unrecognized tax benefits during the next twelve months.
Tax Examinations — Certain of the Company’s subsidiaries are currently under examination by the Internal Revenue Service and various state jurisdictions for tax years ranging from 2010 through 2013. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Years subsequent to 2011 remain subject to examination.

Note 14 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Restricted investments (1)	$23,171	$23,175	$23,215	$23,190
Financial Liabilities:
2015 Agreement: New Term Loan A, due July 2020 (2)	638,687	639,750	668,055	669,750
Accounts receivable securitization (3)	224,017	225,000	223,927	225,000
Revolving line of credit (4)	200,000	200,000	200,000	200,000
____________
The carrying amounts of the final instruments shown in the table are included in the consolidated balance sheets, as follows:

(1)	Restricted investments are included in "Restricted investments, held to maturity, amortized cost."

(2)
The New Term Loan A is included in "Current portion of long-term debt" and "Long-term debt, less current portion." Carrying value is net of $1.1 million and $1.7 million DLC as of March 31, 2016 and December 31, 2015, respectively.

(3)	Carrying value is net of $1.0 million and $1.1 million DLC as of March 31, 2016 and December 31, 2015, respectively.

(4)	The New Revolver (due July 2020) is included in "Revolving line of credit."

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Recurring Fair Value Measurements
As of March 31, 2016, and December 31, 2015, no major categories of assets or liabilities included in the Company's consolidated balance sheets at estimated fair value were measured on a recurring basis.
Nonrecurring Fair Value Measurements
As of March 31, 2016, there were no assets or liabilities on the Company's consolidated balance sheet estimated at fair value that were measured on a nonrecurring basis.
The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of December 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gains (Losses)
As of December 31, 2015
Note receivable	$—	$—	$—	$—	$(1,480)
In September 2013, the Company agreed to advance up to $2.3 million, pursuant to an unsecured promissory note, to an independent fleet contractor that transported freight on Swift's behalf. In March 2015, management became aware that the independent contractor violated various covenants outlined in the unsecured promissory note, which created an event of default that made the principal and accrued interest immediately due and payable. As a result of this event of default, as well as an overall decline in the independent contractor's financial condition, management re-evaluated the fair value of the unsecured promissory note. At March 31, 2015, management determined that the remaining balance due from the independent contractor to the Company was not collectible, which resulted in a $1.5 million pre-tax adjustment that was recorded in "Non-cash impairments of non-operating assets" in the Company's consolidated income statement.
As of December 31, 2015, there were no liabilities on the Company's consolidated balance sheet estimated at fair value that were measured on a nonrecurring basis.

Note 15 — Segments and Geography
Segment Information
The Company’s four reportable operating segments are Truckload, Dedicated, Swift Refrigerated and Intermodal.
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
Non-reportable Segment — The non-reportable segment includes the Company's logistics and freight brokerage services, as well as support services that its subsidiaries provide to customers and owner-operators, including repair and maintenance shop services, equipment leasing, and insurance. Intangible amortization related to the 2007 Transactions is also included in this other non-reportable segment.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Set forth in the tables below is certain financial information with respect to the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
Operating revenue:	2016	2015
Truckload	$492,522	$538,341
Dedicated	227,914	217,775
Swift Refrigerated	84,685	95,568
Intermodal	82,548	90,354
Subtotal	887,669	942,038
Non-reportable segment	99,248	91,622
Intersegment eliminations	(19,094)	(18,516)
Consolidated operating revenue	$967,823	$1,015,144

	Three Months Ended March 31,
Operating income (loss):	2016	2015
Truckload	$36,287	$56,854
Dedicated	23,858	14,345
Swift Refrigerated	(332)	4,799
Intermodal	(2,908)	(1,243)
Subtotal	56,905	74,755
Non-reportable segment	(4,422)	245
Consolidated operating income	$52,483	$75,000

	Three Months Ended March 31,
Depreciation and amortization of property and equipment:	2016	2015
Truckload	$31,283	$28,610
Dedicated	16,358	14,273
Swift Refrigerated	4,634	3,294
Intermodal	3,179	3,252
Subtotal	55,454	49,429
Non-reportable segment	11,497	7,498
Consolidated depreciation and amortization of property and equipment	$66,951	$56,927
Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated operating revenue for the three months ended March 31, 2016 and 2015. Additionally, long-lived assets on the Company's foreign subsidiaries' balance sheets were less than 5.0% of consolidated total assets as of March 31, 2016 and December 31, 2015.

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

•	impact and planned timing of adopting recently issued accounting pronouncements on future periods;

•	our expectation of increasing driver wages, hiring expenses and owner-operator pay rates;

•	the benefits of eliminating our TOFC service;

•	the outcome and impact of pending claims, litigation and actions in respect thereof;

•	our intentions concerning the potential use of derivative financial instruments to hedge fuel price increases;

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
Such forward-looking statements are inherently uncertain, and are based upon the current beliefs, assumptions and expectations of Company management and current market conditions, which are subject to significant risks and uncertainties, as set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2015. As to the Company's business and financial performance, the following factors, among others, could cause actual results to materially differ from those in forward-looking statements:

•
economic conditions, including future recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries in which we have a significant concentration of customers;

•	increasing competition from trucking, rail, intermodal, and brokerage competitors;

•	our ability to execute or integrate any future acquisitions successfully;

•	increases in driver compensation to the extent not offset by increases in freight rates and difficulties in driver recruitment and retention;

•	additional risks arising from our contractual agreements with owner-operators that do not exist with Company drivers;

•	our ability to retain or replace key personnel;

•	our dependence on third parties for intermodal and brokerage business;

•	potential failure in computer or communications systems;

•	seasonal factors such as severe weather conditions that increase operating costs;

•	the regulatory environment in which we operate, including existing regulations and changes in existing regulations, or violations by us of existing or future regulations;

•	the possible re-classification of owner-operators as employees;

•	changes in rules or legislation by the NLRB or Congress and/or union organizing efforts;

•	our CSA safety rating;

•	government regulation with respect to our captive insurance companies;

•	uncertainties and risks associated with our operations in Mexico;

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

•	a significant reduction in, or termination of, our trucking services by a key customer;

•	our significant ongoing capital requirements;

•	volatility in the price or availability of fuel, as well as our ability to recover fuel prices through our fuel surcharge program;

•	fluctuations in new equipment prices or replacement costs, and the potential failure of manufacturers to meet their sale and trade-back obligations;

•	the impact that our substantial leverage may have on the way we operate our business and our ability to service our debt, including compliance with our debt covenants;

•	restrictions contained in our debt agreements;

•	adverse impacts of insuring risk through our captive insurance companies, including our need to provide restricted cash and similar collateral for anticipated losses;

•	potential volatility or decrease in the amount of earnings as a result of our claims exposure through our captive insurance companies;

•	the potential impact of the significant number of shares of our common stock that is eligible for future sale;

•	goodwill impairment;

•	our intention to not pay dividends;

•	conflicts of interest or potential litigation that may arise from other businesses owned by Jerry Moyes, including pledges of Swift stock and guarantees by Jerry Moyes related to other businesses;

•	the significant amount of our stock and related control over the Company by Jerry Moyes; and

•	related-party transactions between the Company and Jerry Moyes.
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

Reference to Annual Report on Form 10-K
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Executive Summary
Company Overview — Swift is a multi-faceted transportation services company, operating one of the largest fleets of truckload equipment in North America from over 40 terminals near key freight centers and traffic lanes. We principally operate in short- to medium-haul traffic lanes around our terminals and dedicated customer locations. We concentrate on this length of haul because the majority of domestic truckload freight (as measured by revenue) moves in these lanes and our extensive terminal network affords us marketing, equipment control, supply chain, customer service and driver retention advantages in local markets. Since our average length of haul is relatively short, it helps reduce competition from railroads and trucking companies that lack a regional presence.
As of March 31, 2016, our fleet of revenue equipment included 19,858 tractors (comprised of 14,986 company tractors and 4,872 owner-operator tractors), 63,891 trailers and 9,150 intermodal containers. Our four reportable segments are Truckload, Dedicated, Swift Refrigerated and Intermodal. Our extensive suite of service offerings (which includes line-haul services, dedicated customer contracts, temperature-controlled units, intermodal freight solutions, cross-border United States/Mexico and United States/Canada freight, flatbed hauling, freight brokerage and logistics, and others) provides our customers with the opportunity to "one-stop-shop" for their truckload transportation needs.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Financial Overview

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
Operating revenue	$967,823	$1,015,144
Revenue xFSR	$906,913	$894,864
Net income	$31,905	$37,840
Diluted earnings per share	$0.23	$0.26
Operating Ratio	94.6%	92.6%
Non-GAAP financial data:
Adjusted EPS (1)	$0.25	$0.29
Adjusted Operating Ratio (1)	93.8%	91.2%
Adjusted EBITDA (1)	$125,831	$138,219
____________

(1)
Adjusted EPS, Adjusted Operating Ratio and Adjusted EBITDA are non-GAAP financial measures. These non-GAAP financial measures should not be considered alternatives, or superior, to GAAP financial measures. However, management believes that presentation of these non-GAAP financial measures provides useful information to investors regarding the Company's results of operations. Adjusted EPS, Adjusted Operating Ratio and Adjusted EBITDA are reconciled to the most directly comparable GAAP financial measures under "Non-GAAP Financial Measures," below.

Total Equipment — The following table summarizes our revenue equipment and supports the discussions and analyses below:

	March 31, 2016	December 31, 2015	March 31, 2015
Tractors
Company:
Owned	7,122	7,442	6,476
Leased — capital leases	2,009	2,170	1,655
Leased — operating leases	5,855	5,599	6,549
Total company tractors	14,986	15,211	14,680
Owner-operator:
Financed through the Company	3,598	3,767	3,836
Other	1,274	886	1,019
Total owner-operator tractors	4,872	4,653	4,855
Total tractors	19,858	19,864	19,535
Trailers	63,891	65,233	61,780
Containers	9,150	9,150	9,150
Average Operational Truck Count — The following table summarizes average operational truck count, which is defined under "Results of Operations — Segment Review."

	Three Months Ended March 31,
	2016	2015
Company	13,364	12,988
Owner-operator	4,493	4,756
Total (1)	17,857	17,744
____________

(1)	Includes trucks within our non-reportable segment.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Factors Affecting Comparability between Periods
Driver Wages and Owner-operator Pay Rates
We implemented increases in wages for our company drivers and contracted pay rates for owner-operators in May 2015, which were tailored at improving driver retention and recruiting. We refer to these increases in company driver wages and owner-operator contracted pay rates throughout the segment and operating expense reviews, below.
Results of Operations Comparison Between the Three Months Ended March 31, 2016 and March 31, 2015
Net income for the three months ended March 31, 2016 was $31.9 million, as compared to $37.8 million for the same period in 2015. In addition to the driver wages and owner-operator pay rates noted above, the following factors affected comparability between the three months ended March 31, 2016 and the three months ended March 31, 2015:

•
$10.2 million decrease in income tax expense. The effective tax rate for the three months ended March 31, 2016 was 29.8%, which was lower than our expectation of 38.0%. The difference was primarily due to certain income tax credits received by our foreign subsidiary and a reduction in our uncertain tax position reserve as discrete items.

•	$2.8 million decrease in derivative interest expense. The final settlement of our interest rate swaps occurred in July 2015.

•
$1.8 million decrease in interest expense, primarily driven by overall lower debt balances and more favorable interest rates during the three months ended March 31, 2016. This was largely the result of replacing the 2014 Agreement with the 2015 Agreement in July 2015.

•
During the three months ended March 31, 2015, the DOE index decreased by $0.39, ending at $2.82. During the three months ended March 31, 2016, the DOE index decreased by $0.12, ending at $2.12. These declining fuel prices unfavorably impacted fuel surcharge revenue, but favorably impacted fuel expense, as well as fuel reimbursements to owner-operators included in purchased transportation.

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
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EPS:
Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Three Months Ended March 31,
	2016	2015
Diluted earnings per share	$0.23	$0.26
Adjusted for:
Income tax expense	0.10	0.16
Income before income taxes	0.33	0.43
Non-cash impairments of non-operating assets (1)	—	0.01
Amortization of certain intangibles (2)	0.03	0.03
Adjusted income before income taxes	0.36	0.46
Provision for income tax expense at effective rate	0.11	0.18
Adjusted EPS	$0.25	$0.29
____________

(1)	Refer to "Non-cash Impairments of Non-operating Assets" discussion under "Results of Operations — Consolidated Operating and Other Expenses," below.

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
We net fuel surcharge revenue against fuel expense in the calculation of our Adjusted Operating Ratio, thereby excluding fuel surcharge revenue from operating revenue in the denominator. Because fuel surcharge revenue is so volatile, we believe excluding it provides for more transparency and comparability. Additionally, we believe that comparability of our performance is improved by excluding operating impairment charges, non-comparable intangibles from the 2007 Transactions and other special items.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted Operating Ratio:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Operating revenue	$967,823	$1,015,144
Less: Fuel surcharge revenue	(60,910)	(120,280)
Revenue xFSR	$906,913	$894,864

Operating expense	$915,340	$940,144
Adjusted for:
Fuel surcharge revenue	(60,910)	(120,280)
Amortization of certain intangibles (1)	(3,912)	(3,912)
Adjusted operating expense	$850,518	$815,952
Operating Ratio	94.6%	92.6%
Adjusted Operating Ratio	93.8%	91.2%
____________

(1)	Refer to footnote (2) to the Adjusted EPS reconciliation for a description of "Amortization of certain intangibles."
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
We believe that Adjusted EBITDA is a relevant measure for estimating the cash generated by our operations that would be available to cover capital expenditures, taxes, interest and other investments and that it enhances an investor’s understanding of our financial performance. We use Adjusted EBITDA for business planning purposes and in measuring our performance. Our method of computing Adjusted EBITDA is consistent with that used in our debt covenants, specifically in our leverage ratio, and is also routinely reviewed by management for that purpose.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$31,905	$37,840
Adjusted for:
Depreciation and amortization of property and equipment	66,951	56,927
Amortization of intangibles	4,204	4,204
Interest expense	8,594	10,388
Derivative interest expense	—	2,793
Interest income	(751)	(587)
Income tax expense	13,511	23,691
EBITDA	124,414	135,256
Non-cash equity compensation (1)	1,417	1,483
Non-cash impairments of non-operating assets (2)	—	1,480
Adjusted EBITDA	$125,831	$138,219
____________

(1)
Represents recurring non-cash equity compensation expense on a pre-tax basis. In accordance with the terms of the 2015 Agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.

(2)	Refer to "Non-cash Impairments of Non-operating Assets" discussion under "Results of Operations — Consolidated Operating and Other Expenses," below.

Results of Operations — Segment Review
We operate four reportable segments: Truckload, Dedicated, Swift Refrigerated and Intermodal. The descriptions of the operations of these reportable segments are described in Note 15 to the consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Consolidating tables for operating revenue and operating income are as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Operating revenue:
Truckload	$492,522	$538,341
Dedicated	227,914	217,775
Swift Refrigerated	84,685	95,568
Intermodal	82,548	90,354
Subtotal	887,669	942,038
Non-reportable segment	99,248	91,622
Intersegment eliminations	(19,094)	(18,516)
Consolidated operating revenue	$967,823	$1,015,144

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Operating income (loss):
Truckload	$36,287	$56,854
Dedicated	23,858	14,345
Swift Refrigerated	(332)	4,799
Intermodal	(2,908)	(1,243)
Subtotal	56,905	74,755
Non-reportable segment	(4,422)	245
Consolidated operating income	$52,483	$75,000
Our chief operating decision makers monitor the GAAP results of our reportable segments, as supplemented by certain non-GAAP information. Refer to "Non-GAAP Financial Measures" above for more details. Additionally, we use a number of primary indicators to monitor our revenue and expense performance and efficiency.
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
We strive to increase our revenue per tractor by improving freight rates with customers, hauling more loads with existing equipment, effectively moving freight and managing balance within our network, maintaining our tractors, recruiting and retaining Company drivers, and attracting and maintaining contracts with owner-operators.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

The following tables are GAAP to non-GAAP reconciliations for each reportable segment's Adjusted Operating Ratio:
Truckload Segment

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Operating revenue	$492,522	$538,341
Less: Fuel surcharge revenue	(36,705)	(69,561)
Revenue xFSR	$455,817	$468,780

Operating expense	$456,235	$481,487
Adjusted for: Fuel surcharge revenue	(36,705)	(69,561)
Adjusted operating expense	$419,530	$411,926
Operating Ratio	92.6%	89.4%
Adjusted Operating Ratio	92.0%	87.9%
Dedicated Segment

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Operating revenue	$227,914	$217,775
Less: Fuel surcharge revenue	(8,119)	(21,642)
Revenue xFSR	$219,795	$196,133

Operating expense	$204,056	$203,430
Adjusted for: Fuel surcharge revenue	(8,119)	(21,642)
Adjusted operating expense	$195,937	$181,788
Operating Ratio	89.5%	93.4%
Adjusted Operating Ratio	89.1%	92.7%
Swift Refrigerated Segment

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Operating revenue	$84,685	$95,568
Less: Fuel surcharge revenue	(7,802)	(14,468)
Revenue xFSR	$76,883	$81,100

Operating expense	$85,017	$90,769
Adjusted for: Fuel surcharge revenue	(7,802)	(14,468)
Adjusted operating expense	$77,215	$76,301
Operating Ratio	100.4%	95.0%
Adjusted Operating Ratio	100.4%	94.1%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Intermodal Segment

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Operating revenue	$82,548	$90,354
Less: Fuel surcharge revenue	(6,692)	(13,090)
Revenue xFSR	$75,856	$77,264

Operating expense	$85,456	$91,597
Adjusted for: Fuel surcharge revenue	(6,692)	(13,090)
Adjusted operating expense	$78,764	$78,507
Operating Ratio	103.5%	101.4%
Adjusted Operating Ratio	103.8%	101.6%
Segment Review — Comparison Between the Three Months Ended March 31, 2016 and March 31, 2015
Truckload Segment

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$492,522	$538,341	$(45,819)	(8.5)%
Revenue xFSR	$455,817	$468,780	$(12,963)	(2.8)%
Operating income	$36,287	$56,854	$(20,567)	(36.2)%
Operating Ratio	92.6%	89.4%		3.2%
Adjusted Operating Ratio	92.0%	87.9%		4.1%
Weekly Revenue xFSR per tractor	$3,292	$3,461	$(169)	(4.9)%
Total loaded miles	246,137	254,926	(8,789)	(3.4)%
Deadhead miles percentage	12.5%	11.8%		0.7%
Average operational truck count:
Company	7,673	7,334	339	4.6%
Owner-operator	2,977	3,201	(224)	(7.0)%
Total	10,650	10,535	115	1.1%
Truckload Revenue — Operating revenue and Revenue xFSR decreased for the three months ended March 31, 2016, as compared to the same period in 2015. The 2.8% decrease in Revenue xFSR reflects the following:

•	3.4% decrease in total loaded miles,

•	partially offset by a 0.6% increase in Revenue xFSR per loaded mile.
The decrease in weekly Revenue xFSR per tractor of 4.9% reflects the following:

•	5.5% decrease in loaded miles per tractor per week,

•	partially offset by the 0.6% increase in Revenue xFSR per loaded mile, noted above.
Freight levels in the month of March are typically the strongest of the first quarter. However, the freight environment in March (as well as January) 2016 was generally slow.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Truckload Operating Income — Operating income decreased for the three months ended March 31, 2016, as compared to the same period in 2015, which unfavorably impacted Adjusted Operating Ratio by 410 basis points. This was primarily driven by the slow freight environment noted above, the impact of the May 2015 driver wage and owner-operator rate increases, as well as an increase in insurance and claims expense as a percentage of Revenue xFSR. Although current year accident frequency trends are favorable, it will take time for noticeable benefits to be realized within "Insurance and claims" in the consolidated income statements. This is due to the trend-dependent nature of actuarially-derived claims accruals and adverse development of prior year claims with the corresponding current year development.
Dedicated Segment

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$227,914	$217,775	$10,139	4.7%
Revenue xFSR	$219,795	$196,133	$23,662	12.1%
Operating income	$23,858	$14,345	$9,513	66.3%
Operating Ratio	89.5%	93.4%		(3.9)%
Adjusted Operating Ratio	89.1%	92.7%		(3.6)%
Weekly Revenue xFSR per tractor	$3,500	$3,204	$296	9.2%
Average operational truck count:
Company	4,003	3,882	121	3.1%
Owner-operator	828	879	(51)	(5.8)%
Total	4,831	4,761	70	1.5%
Dedicated Revenue — Operating revenue and Revenue xFSR increased for the three months ended March 31, 2016, as compared to the same period in 2015. The 12.1% increase in Revenue xFSR was driven by a 9.2% increase in weekly Revenue xFSR per tractor from improved pricing and freight mix, as well as various new contracts that started over the last twelve months. These new contracts contributed to the 1.5% increase in average operational truck count for this segment.
Dedicated Operating Income — Operating income increased for the three months ended March 31, 2016, as compared to the same period in 2015, which favorably impacted Adjusted Operating Ratio by 360 basis points. This was primarily driven by the rate increase noted above, as well as our continued focus on improving the results of under-performing Dedicated accounts.
Swift Refrigerated Segment

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$84,685	$95,568	$(10,883)	(11.4)%
Revenue xFSR	$76,883	$81,100	$(4,217)	(5.2)%
Operating (loss) income	$(332)	$4,799	$(5,131)	(106.9)%
Operating Ratio	100.4%	95.0%		5.4%
Adjusted Operating Ratio	100.4%	94.1%		6.3%
Weekly Revenue xFSR per tractor	$3,367	$3,405	$(38)	(1.1)%
Total loaded miles	41,806	41,880	(74)	(0.2)%
Deadhead miles percentage	13.8%	14.0%		(0.2)%
Average operational truck count:
Company	1,165	1,263	(98)	(7.8)%
Owner-operator	592	589	3	0.5%
Total	1,757	1,852	(95)	(5.1)%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Swift Refrigerated Revenue — Operating revenue and Revenue xFSR decreased for the three months ended March 31, 2016, as compared to the same period in 2015, driven by a $7.5 million loss of business from two major Swift Refrigerated customers, partially offset by growth in other areas. These customers elected to shift their transportation strategies to a more short-term transactional model. The 5.2% decrease in Revenue xFSR reflects the following:

•	5.0% decrease in Revenue xFSR per loaded mile,

•	0.2% decrease in total loaded miles.
Swift Refrigerated Operating (Loss) Income — Swift Refrigerated recognized an operating loss of $0.3 million during the three months ended March 31, 2016, as compared to operating income of $4.8 million for the same period in 2015. This unfavorably impacted the segment's Adjusted Operating Ratio by 630 basis points. The increase in Adjusted Operating Ratio was driven by the decrease in Revenue xFSR per loaded mile noted above and the May 2015 driver wage and owner-operator rate increases, which were partially offset by a 4.2% increase in loaded miles per tractor per week, a 20 basis point reduction in deadhead, as well as improvements in accident frequency.
Intermodal Segment

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$82,548	$90,354	$(7,806)	(8.6)%
Revenue xFSR	$75,856	$77,264	$(1,408)	(1.8)%
Operating loss	$(2,908)	$(1,243)	$(1,665)	(134.0)%
Operating Ratio	103.5%	101.4%		2.1%
Adjusted Operating Ratio	103.8%	101.6%		2.2%
Average operational truck count:
Company	474	481	(7)	(1.5)%
Owner-operator	96	87	9	10.3%
Total	570	568	2	0.4%
Load count	40,997	41,940	(943)	(2.2)%
Average container count	9,150	9,150	—	—%
Intermodal Revenue — Operating revenue and Revenue xFSR decreased for the three months ended March 31, 2016, as compared to the same period in 2015. The 1.8% decrease in Revenue xFSR reflects the following:

•
2.2% decrease in load count. COFC loads increased slightly, while TOFC loads were progressively ramped down, as we strategically focused on our COFC service. In March 2016, the TOFC service offering was completely eliminated, which we believe will allow for increased operational efficiencies going forward.

•	partially offset by a 0.4% increase in Revenue xFSR per load.
Intermodal Operating Loss — Intermodal incurred an operating loss of $2.9 million during the three months ended March 31, 2016, as compared to an operating loss of $1.2 million for the same period in 2015. This unfavorably impacted the segment's Adjusted Operating Ratio by 220 basis points. The increase in Adjusted Operating Ratio was driven by inconsistent volumes, which resulted in higher rail repositioning costs to maintain network fluidity.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Non-reportable Segment

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(In thousands)
Operating revenue	$99,248	$91,622	$7,626	8.3%
Operating (loss) income	(4,422)	245	(4,667)	(1,904.9)%
Non-reportable Segment Revenue — Operating revenue within our non-reportable segment increased for the three months ended March 31, 2016, as compared to the same period in 2015. This was primarily driven by growth in the logistics business.
Non-reportable Segment Operating (Loss) Income — The non-reportable segment experienced an operating loss in the three months ended March 31, 2016, compared to operating income for the same period in 2015.

Results of Operations — Consolidated Operating and Other Expenses
Operating Expenses — The following tables present certain operating expenses from our consolidated income statements, including each operating expense as a percentage of operating revenue and as a percentage of Revenue xFSR. Fuel surcharge revenue can be volatile and is primarily dependent upon the cost of fuel, rather than operational expenses that are unrelated to fuel. Therefore, we believe that Revenue xFSR is a better measure for analyzing our expenses and operating metrics.
Consolidated Expenses — Comparison Between the Three Months Ended March 31, 2016 and March 31, 2015

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Salaries, wages and employee benefits	$288,633	$261,654	$26,979	10.3%
% of operating revenue	29.8%	25.8%		4.0%
% of Revenue xFSR	31.8%	29.2%		2.6%
The increase in salaries, wages and employee benefits was due to the targeted driver pay rate increases in May 2015, as well as a 3.4% increase in total miles driven by company drivers in the three months ended March 31, 2016, compared to the same period in 2015. The compensation paid to our company drivers and other employees may increase further in future periods as the economy strengthens and other employment alternatives become more available.

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Operating supplies and expenses	$90,215	$94,204	$(3,989)	(4.2)%
% of operating revenue	9.3%	9.3%		—%
% of Revenue xFSR	9.9%	10.5%		(0.6)%
The decrease in operating supplies and expenses was primarily attributed to lower equipment maintenance costs from reduced fleet age and milder weather conditions in the three months ended March 31, 2016, compared to the same period in 2015, as well as lower driver recruiting and training expenses.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Fuel expense	$74,987	$106,907	$(31,920)	(29.9)%
% of operating revenue	7.7%	10.5%		(2.8)%
% of Revenue xFSR	8.3%	11.9%		(3.6)%
The decrease in fuel expense was the result of declining fuel prices and improved fuel efficiency, partially offset by the increase in total miles driven by company drivers, noted above. The fuel benefit recognized during the three months ended March 31, 2016 was less significant than the benefit recognized during the three months ended March 31, 2015. During the three months ended March 31, 2015, the DOE index decreased by $0.39, ending at $2.82. During the three months ended March 31, 2016, the DOE index decreased by $0.12, ending at $2.12.

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Purchased transportation expense	$267,309	$288,811	$(21,502)	(7.4)%
% of operating revenue	27.6%	28.5%		(0.9)%
% of Revenue xFSR	29.5%	32.3%		(2.8)%
Purchased transportation expense includes payments made to owner-operators, rail partners and other third parties for their services. The decrease in the expense was attributed to reduced fuel reimbursements to owner-operators and other third parties, as a result of declining fuel prices and a 5.0% decrease in miles driven by owner-operators. This was partially offset by the increases in owner-operator contracted pay rates implemented in May 2015.
Contracted pay rates for owner-operators may increase further in future periods as the economy strengthens and other employment alternatives become more available.

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Insurance and claims	$47,710	$44,307	$3,403	7.7%
% of operating revenue	4.9%	4.4%		0.5%
% of Revenue xFSR	5.3%	5.0%		0.3%
The increase in insurance and claims was predominantly due to higher than expected claims experience associated with adverse development of prior year occurrences and the corresponding current year development.

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Rental expense and depreciation and amortization of property and equipment	$123,203	$118,902	$4,301	3.6%
% of operating revenue	12.7%	11.7%		1.0%
% of Revenue xFSR	13.6%	13.3%		0.3%
For analytical purposes only, we combine our rental expense with depreciation and amortization of property and equipment because the mix of our leased versus owned tractors varies from period to period.
Although the combined expense increased, as a percentage of Revenue xFSR it remained relatively consistent between the three months ended March 31, 2016 and the same period in 2015.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Gain on disposal of property and equipment	$6,326	$3,932	$2,394	60.9%
% of operating revenue	0.7%	0.4%		0.3%
% of Revenue xFSR	0.7%	0.4%		0.3%
Gain on disposal of property and equipment is dependent upon the number of tractors and trailers that we have available for trade or sale during the period, execution of those sales, the type of equipment we are selling and the used equipment market, amongst other things. The increase in gain on disposal of property and equipment during the three months ended March 31, 2016, compared to the same period in 2015 was primarily driven by an increase in the volume of trailers sold. Additionally, at the end of 2015, we had a significant backlog of tractors that were being processed for trade or sale. During the three months ended March 31, 2016, we worked through a majority of the backlog; however, due to a soft used truck market during the quarter, gain on disposals of tractors was lower than in the three months ended March 31, 2015.
Other Expenses — The following table summarizes fluctuations in certain non-operating expenses, included in our consolidated income statements, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Interest expense	$8,594	$10,388	$(1,794)	(17.3)%
Derivative interest expense	$—	$2,793	$(2,793)	(100.0)%
Non-cash impairments of non-operating assets	$—	$1,480	$(1,480)	(100.0)%
Income tax expense	$13,511	$23,691	$(10,180)	(43.0)%
Interest Expense — Interest expense is comprised of debt interest expense, as well as amortization of deferred loan costs and OID. The decrease in interest expense was primarily driven by overall lower debt balances and more favorable interest rates during the three months ended March 31, 2016, largely resulting from replacing the 2014 Agreement with the 2015 Agreement in July 2015.
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
Income Tax Expense — The effective tax rate for the three months ended March 31, 2016 was 29.8%, which was lower than our expectation of 38.0%. The difference was primarily due to certain income tax credits received by our foreign subsidiary and a reduction in our uncertain tax position reserve as discrete items.
We actively explore various income tax opportunities and have accordingly filed amended income tax returns in order to claim additional income tax benefits which may be realized in future quarters as discrete items. Due to continued income tax credits in our foreign subsidiary we expect the remaining 2016 quarterly GAAP effective tax rate to be approximately 37.5% before discrete items.
The effective tax rate for the three months ended March 31, 2015 was 38.5%, as expected.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
The following table presents our available sources of liquidity as of March 31, 2016 (in thousands):

Source	Amount
Cash and cash equivalents, excluding restricted cash	$142,724
Availability under New Revolver, due July 2020 (1)	299,000
Availability under 2015 RSA (2)	75,200
Total unrestricted liquidity	$516,924
Restricted cash (3)	57,356
Restricted investments, held to maturity, amortized cost (3)	23,171
Total liquidity, including restricted cash and restricted investments	$597,451
____________

(1)
As of March 31, 2016, we had $200.0 million in borrowings under the $600.0 million New Revolver. We additionally had $101.0 million in outstanding letters of credit (discussed below), leaving $299.0 million available under the New Revolver.

(2)	Based on eligible receivables at March 31, 2016, our borrowing base for the 2015 RSA was $300.2 million, while outstanding borrowings were $225.0 million, gross of deferred loan costs.

(3)	Restricted cash and restricted short-term investments are primarily held by our captive insurance companies for claims payments.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to owner-operators, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:

•
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet and fund growth in our revenue equipment fleet. We expect net cash capital expenditures to be toward the lower end of the $200.0 to $250.0 million range for full-year 2016. In addition to this, we expect to continue to obtain a portion of our equipment under operating and capital leases. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.

Over the long-term, we will continue to have significant capital requirements, which may require us to seek additional borrowing, lease financing, or equity capital. The availability of financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions. If such additional borrowing, lease financing, or equity capital is not available at the time we need it, then we may need to borrow more under the revolving credit facility (if not then fully drawn), extend the maturity of then-outstanding debt, rely on alternative financing arrangements, or engage in asset sales.
There can be no assurance that we will be able to incur additional debt under our existing financial arrangements to satisfy our ongoing capital requirements. However, we believe the combination of our expected cash flows, financing available through operating leases which are not subject to debt incurrence baskets, the capital lease basket, available funds under the 2015 RSA, and availability under the New Revolver will be sufficient to fund our expected capital expenditures for at least the next twelve months.

•
Principal and Interest Payments — As of March 31, 2016, we had material debt and capital lease obligations of $1.3 billion, which are discussed under "Material Debt Agreements," below. A significant amount of our cash flows from operations are committed to minimum payments of principal and interest on our debt facilities and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.

•
Letters of Credit — Pursuant to the terms of the 2015 Agreement, our lenders may issue standby letters of credit on our behalf. When we have letters of credit outstanding, it reduces the availability under the $600.0 million New Revolver. Standby letters of credit are typically issued for the benefit of third-party insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation and general insurance liabilities. Our outstanding letters of credit have historically been in the range of approximately $100.0 million to $150.0 million.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

•
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. In September 2015, the Board authorized the Company to repurchase up to $100.0 million of its outstanding Class A common stock. We finished our repurchases under this authorization in January 2016. In February 2016, the Board authorized an additional $150.0 million in share repurchases, of which $135.0 million remained available as of March 31, 2016. See further details regarding our share repurchases under Note 11 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information.

Working Capital
As of March 31, 2016 and December 31, 2015, we had a working capital surplus of $353.2 million and $306.7 million, respectively.
Material Debt Agreements
As of March 31, 2016, we had $1.3 billion in material debt obligations at the following carrying values:

•	$638.7 million: New Term Loan A, due July 2020, net of $1.1 million DLC

•	$224.0 million: 2015 RSA outstanding borrowings, due July 2016, net of $1.0 million DLC

•	$263.9 million: Capital lease obligations

•	$200.0 million: New Revolver, due July 2020

•	$8.5 million: Other
As of December 31, 2015, we had $1.4 billion in material debt obligations at the following carrying values:

•	$668.1 million: New Term Loan A, due July 2020, net of $1.7 million DLC

•	$223.9 million: 2015 RSA outstanding borrowings, due July 2016, net of $1.1 million DLC

•	$281.8 million: Capital lease obligations

•	$200.0 million: New Revolver, due July 2020

•	$11.1 million: Other
Key terms and other details regarding our material debt agreements are discussed in Notes 5, 6 and 7 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and is incorporated by reference herein.
Capital and Operating Leases
In addition to our net cash capital expenditures, we enter into lease agreements to acquire revenue equipment, including tractors and trailers. Our tractor and trailer lease acquisitions and terminations were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Gross value of revenue equipment acquired with:
Capital leases	$—	$9,988
Operating leases	64,411	38,661

Originating value of terminated revenue equipment leases:
Capital leases	$29,610	$—
Operating leases	51,816	7,979

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Cash Flow Analysis
The following table summarizes our cash flow activities for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

	Three Months Ended March 31,		Favorable (Unfavorable) Cash Flow Variance
	2016	2015
	(In thousands)
Net cash provided by operating activities	$131,731	$128,157	$3,574
Net cash used in investing activities	(2,550)	(56,614)	54,064
Net cash used in financing activities	(94,047)	(107,939)	13,892

The $3.6 million increase in net cash provided by operating activities for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 consisted of:

Favorable Cash Flow Variances:

(1)	$23.5 million increase in cash flows related to changes in accounts payable, accrued and other liabilities, which was primarily associated with timing differences in payments to vendors.

(2)
$5.8 million decrease in interest payments during the three months ended March 31, 2016, compared to the same period in 2015. This was driven by overall lower debt balances and more favorable interest rates during the three months ended March 31, 2016 from replacing the 2014 Agreement with the 2015 Agreement.

Unfavorable Cash Flow Variances:

(3)	$22.5 million decrease in operating income, driven by the factors discussed in "Results of Operations — Segment Review" and "Results of Operations — Consolidated Operating and Other Expenses," above.

(4)	$3.2 million net remaining unfavorable variance was related to various factors that had an immaterial impact on net cash provided by operating activities.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

The $54.1 million decrease in net cash used in investing activities for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 consisted of:

Favorable Cash Flow Variances:

(1)
$27.6 million decrease in capital expenditures due to the timing of lease financing versus cash capital expenditures. While we replaced older revenue equipment with new equipment during the three months ended March 31, 2016, these replacements were under operating leases. Our primary focus in 2016 has been fleet utilization. As such, we did not add net capacity within our truck count during the three months ended March 31, 2016. During the three months ended March 31, 2015, revenue equipment additions were funded using a mixture of cash on hand, capital leases and operating leases.

(2)
$20.9 million increase in proceeds from sale of property and equipment. At the end of 2015, we had a significant backlog of tractors that were being processed for trade or sale. During the three months ended March 31, 2016, we worked through the entire backlog, which contributed to the increase in proceeds from sale of property and equipment. Additionally, there was an increase in the volume of trailers sold in the three months ended March 31, 2016, compared to the same period in 2015.

(3)	$5.6 million net remaining favorable variance was related to various factors that had an immaterial impact on net cash used in investing activities.

Unfavorable Cash Flow Variances:
There were no individually significant unfavorable cash flow variances between the three months ended March 31, 2016 and March 31, 2015.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

The $13.9 million decrease in net cash used in financing activities for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 consisted of:

Favorable Cash Flow Variances:

(1)
$57.0 million decrease in net repayments on the revolving line of credit. We did not borrow or repay any amounts on the New Revolver during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, when we repaid $57.0 million on the Old Revolver.

(2)
$40.0 million decrease in net repayments on the accounts receivable securitization. During the three months ended March 31, 2016, we did not borrow or repay any amounts under the 2015 RSA. During the three months ended March 31, 2015, we repaid $50.0 million and received proceeds from advances of $10.0 million under the 2013 RSA.

Unfavorable Cash Flow Variances:

(3)
$45.0 million cash used during the three months ended March 31, 2016 to repurchase shares of our outstanding Class A common stock, pursuant to the Board-authorized share repurchase programs. See further details regarding our share repurchases under Note 11 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information.

(4)	$31.2 million increase in repayments of long-term debt and capital leases, which included a $30.0 million voluntary prepayment on the Term Loan A.

(5)	$6.9 million net remaining unfavorable variance was related to various factors that had an immaterial impact on net cash used in financing activities.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) — CONTINUED

Contractual Obligations
Refer to "Liquidity and Capital Resources," above, and "Off Balance Sheet Arrangements," below, for details on changes in our contractual obligations during the three months ended March 31, 2016. Aside from these items, there were no material changes to the contractual obligations table, which was included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off Balance Sheet Arrangements
Operating Leases — As of March 31, 2016, we leased 8,840 tractors under operating leases, which includes 5,855 company tractors and 2,985 owner-operator tractors financed by the Company. Operating leases have been an important source of financing for our revenue equipment. In accordance with ASC Topic 840, Leases, property and equipment held under operating leases are not reflected on our consolidated balance sheets. All expenses related to operating leases and related liabilities are reflected in our consolidated income statements under "Rental expense." Rental expense was $56.3 million for the three months ended March 31, 2016, compared with $62.0 million in the three months ended March 31, 2015.
Purchase Commitments — As of March 31, 2016, the Company had commitments outstanding to acquire revenue equipment for the remainder of 2016 of approximately $550.5 million ($395.4 million of which were tractor commitments), in 2017 for approximately $204.7 million ($190.9 million of which were tractor commitments) and no purchase commitments for revenue equipment thereafter. The Company has the option to cancel tractor purchase orders with 60 to 90 days' notice prior to the scheduled production, although the notice period has lapsed for 30.1% of the tractor commitments outstanding as of March 31, 2016. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment and cash flows from operations.
As of March 31, 2016, the Company had outstanding purchase commitments of approximately $13.1 million for non-revenue equipment, and no purchase commitments for facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

Seasonality
In the truckload industry, results of operations generally show a seasonal pattern. As customers ramp up for the year-end holiday season, the late third quarter and fourth quarter have historically been the Company's strongest volume periods. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter than the other three quarters. In recent years, the macro consumer buying patterns combined with shippers’ supply chain management, which historically contributed to the fourth quarter "peak" season, continued to evolve. As a result, the Company's fourth quarter 2015, 2014 and 2013 volumes were more evenly disbursed throughout the quarter rather than peaking early in the quarter. In the eastern and mid-western United States, and to a lesser extent in the western United States, the Company's equipment utilization typically declines and operating expenses generally increase during the winter season, as fuel efficiency declines from engine idling and severe weather tends to increase accident frequency, claims, and equipment repairs. The Company's revenue is directly related to shippers' available working days. As such, curtailed operations and vacation shutdowns around the holidays may affect the Company's revenue. From time to time, the Company also suffers short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could add volatility to, or harm, the Company's results of operations.

Inflation
Inflation can have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increase. However, the effect of inflation has been minor in recent years.

Recently Issued Accounting Pronouncements
See Part I, Item 1: Financial Statements in this Quarterly Report on Form 10-Q for the impact of recently issued accounting pronouncements on the Company's consolidated financial statements, as follows:

•	Note 1 for recently issued accounting pronouncements adopted by the Company during the three months ended March 31, 2016.

•	Note 2 for recently issued accounting pronouncements, not yet adopted by the Company as of March 31, 2016.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure from variable interest rates, primarily related to our 2015 Agreement and 2015 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable-rate debt (weighted average variable rate of 1.7%). Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $10.6 million.
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, decreased from an average of $2.916 per gallon for the three months ended March 31, 2015 to an average of $2.083 per gallon for the three months ended March 31, 2016. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of March 31, 2016 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 9 of the notes to our consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the period ended March 31, 2016 and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 should be carefully considered as these risk factors could materially affect our business, financial condition, future results and/or our ability to maintain compliance with our debt covenants. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, operating results and/or our ability to maintain compliance with our debt covenants.
The risk factor set forth below updates the risk factor in our Form 10-K under the same heading.
Mr. Moyes has loans and other obligations against which he and certain of his family members have pledged a portion of their Class B common stock, which may cause a conflict of interests between Mr. Moyes and our other stockholders, and adversely affect the trading price of our Class A Common Stock.
Cactus II Pledging — In July 2011 and December 2011, Cactus Holding Company II, LLC ("Cactus II"), an entity controlled by Mr. Moyes, pledged 12,023,343 shares of Class B common stock on margin as collateral for loan arrangements entered into by Cactus II and relating to Mr. Moyes. In connection with these December 2011 transactions, Cactus II converted 6,553,253 of the 12,023,343 pledged shares of Class B common stock into shares of Class A common stock on a one-for-one basis. During 2012, the Moyes Affiliates converted an additional 1,068,224 shares of Class B common stock to Class A common stock and sold 4,831,878 of these pledged Class A shares to a counter-party pursuant to a sale and repurchase agreement with a full recourse obligation to repurchase the securities at the same price on the fourth anniversary of sale. This sale and repurchase agreement was replaced in May 2014 with a similar sale and repurchase agreement covering 6,761,400 shares. As of December 31, 2015, the Moyes Affiliates had pledged on margin 9,140,167 shares, of which 6,550,090 were Class B and 2,590,077 were Class A common stock. These pledged shares could cause Mr. Moyes’ interest to conflict with the interests of our other stockholders and could result in the future sale of such shares. Such sales could adversely affect the trading price or otherwise disrupt the market for our Class A common stock.
M Capital II VPF — In addition to the shares that were allowed to be pledged on margin pursuant to our second amended and restated securities trading policy, on October 29, 2013, an affiliate of Mr. Moyes ("M Capital II") entered into a VPF contract with Citibank, N.A. that was intended to facilitate settlement of the 2010 METS, issued in 2010 by an unaffiliated trust concurrently with the Company’s IPO, which was required to be settled with shares of the Company’s Class A common stock, or cash, on December 31, 2013. This transaction effectively replaced the 2010 METS with the VPF contract and allowed the parties to the 2010 METS transaction to satisfy their obligations under the 2010 METS (as contemplated by their terms) without reducing the number of shares owned by these parties. The VPF transaction allowed Mr. Moyes and certain of his affiliates, through their ownership of M Capital II, to participate in future price appreciation of the Company’s Common Stock within certain levels, and retain the voting power of the shares collateralized to secure the VPF contract. Under the VPF contract, M Capital II was obligated to deliver to Citibank a variable amount of stock or cash during two twenty trading day periods beginning on January 4, 2016, and July 5, 2016, respectively.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

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
The Amended M Capital II VPF and the Cactus VPF contracts allow Mr. Moyes and the Moyes Affiliates to retain the same number of shares and voting percentage as they had prior to these VPF contracts. In addition, Mr. Moyes and the Moyes Affiliates are able to participate in any price appreciation of the Company’s common stock within certain levels. The Amended M Capital II VPF Contract generally permits M Capital II to participate in any price appreciation in the Company’s common stock between $22.00 and $26.40 per share. Under the then-existing VPF, M Capital II was generally permitted to participate in any price appreciation in the Company's common stock between $22.54 and $34.00 per share. The Cactus VPF Contract generally permits Cactus Holding I to participate in any price appreciation in the Company's common stock between $22.00 and $26.40 per share.
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
Other Obligations — On April 20, 2016, Mr. Moyes entered into a settlement agreement with the National Hockey League ("NHL") relating to a previously disclosed lawsuit between the NHL and Mr. Moyes. As part of the settlement agreement, certain of Mr. Moyes’ adult children entered into a Non-Recourse Guaranty and Pledge Agreement with the NHL pursuant to which they guaranteed certain obligations of Mr. Moyes and certain Moyes Affiliates to the NHL. The guarantor’s obligations are collateralized by 2,000,000 shares of Class B common stock owned by the guarantors.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table shows our purchases of our common stock and the remaining amounts we are authorized to repurchase for each period in the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value That May Yet be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016 (1)	2,220,496	$13.51	2,220,496	$—
February 1, 2016 to February 29, 2016 (2)	150,000	$17.24	150,000	$147,413,565
March 1, 2016 to March 31, 2016	753,044	$16.48	753,044	$135,000,056
Total	3,123,540	$14.41	3,123,540	$135,000,056
____________

(1)	In January 2016, the Company repurchased $30.0 million of its outstanding Class A common stock, thus completing the $100.0 million share repurchase program.

(2)
On February 22, 2016, the Company announced that the Board authorized up to an additional $150.0 million in repurchases of our Class A common stock, subject to free cash flow availability after fleet reinvestment and certain debt reduction targets.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	By-laws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

10.1	Second Amendment to the Swift Corporation Deferred Compensation Plan	Filed herewith

10.2	Third Amendment to the Swift Corporation Deferred Compensation Plan	Filed herewith

10.3	Amended and Restated Swift Corporation Deferred Compensation Plan	Filed herewith

10.4	First Amendment to the Amended and Restated Swift Corporation Deferred Compensation Plan	Filed herewith

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SWIFT TRANSPORTATION COMPANY

Date:	May 3, 2016	/s/ Jerry Moyes
Jerry Moyes
Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2016	/s/ Virginia Henkels
Virginia Henkels
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)