Form 10-Q
period 2016-06-30
SWIFT TRANSPORTATION Co
filed 2016-08-02
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-Q
  _____________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant’s Class A common stock as of July 26, 2016 was 83,721,782 and the number of outstanding shares of the registrant’s Class B common stock as of July 26, 2016 was 49,741,938.

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

2013 RSA
Second Amended and Restated Receivables Sale Agreement, entered into in 2013 by SRCII (defined below), with unrelated financial entities, "The Purchasers." The 2013 RSA was later replaced by the 2015 RSA.

2015 RSA	Third Amendment to Amended and Restated Receivables Sale Agreement, entered into in 2015 by SRCII (defined below), with unrelated financial entities, "The Purchasers"
2014 Agreement	The Company's Third Amended and Restated Credit Agreement, replaced by the 2015 Agreement
2015 Agreement	The Company's Fourth Amended and Restated Credit Agreement
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Swift's Board of Directors
Central	Central Refrigerated Transportation, LLC (formerly Central Refrigerated Transportation, Inc.)
COFC	Container on Flat Car
CSA	Compliance Safety Accountability
Deadhead	Tractor movement without hauling freight (unpaid miles driven)
DLC	Deferred Loan Costs
DOE	United States Department of Energy
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
GAAP	United States Generally Accepted Accounting Principles
IEL	Interstate Equipment Leasing, LLC (formerly Interstate Equipment Leasing, Inc.)
IPO	Initial Public Offering

Table of Contents

SWIFT TRANSPORTATION COMPANY

GLOSSARY OF TERMS — CONTINUED
The following glossary provides definitions for certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
LIBOR	London InterBank Offered Rate
Moyes Affiliates	Jerry Moyes, The Jerry and Vickie Moyes Family Trust dated December 11, 1987, and various Moyes children’s trusts
NASDAQ	National Association of Securities Dealers Automated Quotations
New Revolver	Revolving line of credit under the 2015 Agreement
New Term Loan A	The Company's first lien term loan A under the 2015 Agreement
NLRB	National Labor Relations Board
OID	Original Issue Discount
Old Revolver	Revolving line of credit under the 2014 Agreement
Old Term Loan A	The Company's first lien term loan A under the 2014 Agreement
QTD	Quarter-to-date, or three-months ended
Revenue xFSR	Revenue, Excluding Fuel Surcharge Revenue
SEC	United States Securities and Exchange Commission
SRCII	Swift Receivables Company II, LLC
The Purchasers	Unrelated financial entities in the 2013 RSA and 2015 RSA, which were accounts receivable securitization agreements entered into by SRCII
Term Loan B	The Company's first lien term loan B under the 2014 Agreement
TOFC	Trailer on Flat Car
YTD	Year-to-date, or six months ended

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$118,132	$107,590
Cash and cash equivalents – restricted	55,109	55,241
Restricted investments, held to maturity, amortized cost	22,766	23,215
Accounts receivable, net	417,422	422,421
Equipment sales receivable	1,197	—
Income tax refund receivable	167	11,664
Inventories and supplies	15,838	18,426
Assets held for sale	7,561	9,084
Prepaid taxes, licenses, insurance, and other	46,996	48,149
Current portion of notes receivable	8,316	9,817
Total current assets	693,504	705,607
Property and equipment, at cost:
Revenue and service equipment	2,190,088	2,278,618
Land	131,693	131,693
Facilities and improvements	276,664	269,769
Furniture and office equipment	106,675	99,519
Total property and equipment	2,705,120	2,779,599
Less: accumulated depreciation and amortization	(1,176,562)	(1,128,499)
Net property and equipment	1,528,558	1,651,100
Other assets	22,836	26,585
Intangible assets, net	274,712	283,119
Goodwill	253,256	253,256
Total assets	$2,772,866	$2,919,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,116	$121,827
Accrued liabilities	116,708	97,313
Current portion of claims accruals	85,565	84,429
Current portion of long-term debt	4,529	35,514
Current portion of capital lease obligations	72,438	59,794
Total current liabilities	400,356	398,877
Revolving line of credit	85,000	200,000
Long-term debt, less current portion	593,516	643,663
Capital lease obligations, less current portion	178,127	222,001
Claims accruals, less current portion	160,968	149,281
Deferred income taxes	445,742	463,832
Accounts receivable securitization	299,106	223,927
Other liabilities	1,464	959
Total liabilities	2,164,279	2,302,540
Commitments and Contingencies (Notes 9 and 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 83,731,865 and 87,808,801 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	837	878
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 49,741,938 and 50,991,938 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	497	510
Additional paid-in capital	699,576	754,589
Accumulated deficit	(92,425)	(139,033)
Accumulated other comprehensive income	—	81
Noncontrolling interest	102	102
Total stockholders’ equity	608,587	617,127
Total liabilities and stockholders’ equity	$2,772,866	$2,919,667
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Operating revenue:
Revenue, excluding fuel surcharge revenue	$935,409	$935,899	$1,842,322	$1,830,763
Fuel surcharge revenue	76,445	123,505	137,355	243,785
Operating revenue	1,011,854	1,059,404	1,979,677	2,074,548
Operating expenses:
Salaries, wages, and employee benefits	287,100	276,326	575,733	537,980
Operating supplies and expenses	87,220	91,147	177,435	185,351
Fuel	87,371	116,668	162,358	223,575
Purchased transportation	283,602	294,677	550,911	583,488
Rental expense	57,070	59,846	113,322	121,821
Insurance and claims	45,806	42,206	93,516	86,513
Depreciation and amortization of property and equipment	64,688	60,415	131,639	117,342
Amortization of intangibles	4,203	4,203	8,407	8,407
Gain on disposal of property and equipment	(4,963)	(10,230)	(11,289)	(14,162)
Communication and utilities	6,947	7,399	13,847	14,898
Operating taxes and licenses	18,605	18,271	37,110	35,859
Total operating expenses	937,649	960,928	1,852,989	1,901,072
Operating income	74,205	98,476	126,688	173,476
Other expenses (income):
Interest expense	7,567	10,109	16,161	20,497
Derivative interest expense	—	1,111	—	3,904
Interest income	(636)	(591)	(1,387)	(1,178)
Non-cash impairments of non-operating assets	—	—	—	1,480
Legal settlements and reserves	3,000	6,000	3,000	6,000
Other income, net	(1,094)	(984)	(1,870)	(1,589)
Total other expenses (income), net	8,837	15,645	15,904	29,114
Income before income taxes	65,368	82,831	110,784	144,362
Income tax expense	22,472	31,877	35,983	55,568
Net income	$42,896	$50,954	$74,801	$88,794
Basic earnings per share	$0.32	$0.36	$0.55	$0.62
Diluted earnings per share	$0.32	$0.35	$0.55	$0.62
Shares used in per share calculations:
Basic	134,439	142,540	135,476	142,371
Diluted	135,651	144,212	136,745	144,182
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$42,896	$50,954	$74,801	$88,794
Accumulated losses on derivatives reclassified to derivative interest expense	—	1,969	—	3,817
Other	(81)	—	(81)	—
Other comprehensive (loss) income before income taxes	(81)	1,969	(81)	3,817
Income tax effect of items within other comprehensive (loss) income	—	(758)	—	(1,469)
Other comprehensive (loss) income, net of income taxes	(81)	1,211	(81)	2,348
Total comprehensive income	$42,815	$52,165	$74,720	$91,142
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balances, December 31, 2015	87,808,801	$878	50,991,938	$510	$754,589	$(139,033)	$81	$102	$617,127
Common stock issued under stock plans	581,603	6			3,022				3,028
Stock-based compensation expense					3,541				3,541
Excess tax deficiency from stock-based compensation					(482)				(482)
Shares issued under employee stock purchase plan	43,283	—			653				653
Repurchase and cancellation of Class A common stock	(5,951,822)	(60)			(61,747)	(28,193)			(90,000)
Conversion of Class B common stock to Class A common stock	1,250,000	13	(1,250,000)	(13)					—
Net income						74,801			74,801
Other comprehensive loss, net of income taxes							(81)		(81)
Balances, June 30, 2016	83,731,865	$837	49,741,938	$497	$699,576	$(92,425)	$—	$102	$608,587
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$74,801	$88,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	140,046	125,749
Amortization of debt issuance costs, original issue discount, and other	667	5,228
Gain on disposal of property and equipment less write-off of totaled tractors	(9,632)	(13,507)
Impairments	—	1,480
Deferred income taxes	(18,239)	(12,636)
Provision for losses on accounts receivable	(1,245)	3,612
Stock-based compensation expense	3,541	2,883
Excess tax deficiency (benefit) from stock-based compensation	482	(2,460)
Income effect of mark-to-market adjustment of interest rate swaps	—	(325)
Increase in cash resulting from changes in:
Accounts receivable	6,244	23,588
Inventories and supplies	2,588	359
Prepaid expenses and other current assets	12,650	18,360
Other assets	2,562	4,551
Accounts payable, accrued, and other liabilities	29,551	2,527
Net cash provided by operating activities	244,016	248,203
Cash flows from investing activities:
Decrease (increase) in cash and cash equivalents – restricted	132	(18,688)
Proceeds from maturities of investments	13,289	20,975
Purchases of investments	(12,997)	(14,825)
Proceeds from sale of property and equipment	71,315	46,663
Capital expenditures	(68,962)	(166,697)
Payments received on notes receivable	2,961	3,536
Expenditures on assets held for sale	(12,503)	(11,461)
Payments received on assets held for sale	12,620	4,299
Payments received on equipment sale receivables	—	12
Net cash provided by (used in) investing activities	5,855	(136,186)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(112,528)	(48,777)
Proceeds from long-term debt	—	4,504
Net repayments on revolving line of credit	(115,000)	(57,000)
Borrowings under accounts receivable securitization	100,000	25,000
Repayment of accounts receivable securitization	(25,000)	(95,000)
Proceeds from common stock issued	3,681	5,315
Repurchase of Class A common stock	(90,000)	—
Excess tax (deficiency) benefit from stock-based compensation	(482)	2,460
Net cash used in financing activities	(239,329)	(163,498)
Net increase (decrease) in cash and cash equivalents	10,542	(51,481)
Cash and cash equivalents at beginning of period	107,590	105,132
Cash and cash equivalents at end of period	$118,132	$53,651

 See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,913	$25,575
Income taxes	30,485	50,807
Non-cash investing activities:
Equipment purchase accrual	$3,759	$8,991
Notes receivable from sale of assets	288	3,548
Equipment sales receivables	1,197	—
Non-cash financing activities:
Capital lease additions	$—	$85,821
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
Description of Business
Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. As of June 30, 2016, the Company's fleet of revenue equipment included 19,601 tractors (comprised of 14,774 company tractors and 4,827 owner-operator tractors), 62,290 trailers, and 9,150 intermodal containers. The Company’s four reportable segments are Truckload, Dedicated, Swift Refrigerated, and Intermodal.
Seasonality
In the truckload industry, results of operations generally show a seasonal pattern. As customers ramp up for the year-end holiday season, the late third quarter and the fourth quarter have historically been the Company's strongest volume periods. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter than the other three quarters. In recent years, the macro consumer buying patterns combined with shippers’ supply chain management, which historically contributed to the fourth quarter "peak" season, continued to evolve. As a result, the Company's fourth quarter 2015, 2014, and 2013 volumes were more evenly distributed throughout the quarter, rather than peaking early in the quarter. In the eastern and mid-western United States, and to a lesser extent in the western United States, the Company's equipment utilization typically declines and operating expenses generally increase during the winter season. This tends to be attributed to declines in fuel efficiency from engine idling and increases in accident frequency, claims, and equipment repairs from severe weather. The Company's revenue is directly related to shippers' available working days. As such, curtailed operations and vacation shutdowns around the holidays may affect the Company's revenue. From time to time, the Company also suffers short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could add volatility to, or harm, the Company's results of operations.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The Company adopted this guidance at the beginning of 2016. Accordingly, debt issuance costs, except for those associated with the Company’s New Revolver, are presented as direct deductions from the face amount of the related debt. The Company retrospectively adjusted the December 31, 2015 consolidated balance sheet to align with the current period presentation, as follows:

	December 31, 2015
Financial Statement Caption	Unadjusted Consolidated Balance Sheet	Reclassification Adjustments	Adjusted Consolidated Balance Sheet
ASSETS:
Other assets	$29,353	$(2,768)	$26,585
LIABILITIES:
Current portion of long-term debt	$35,582	$(68)	$35,514
Long-term debt, less current portion	645,290	(1,627)	643,663
Accounts receivable securitization	225,000	(1,073)	223,927

Note 2 — Recently Issued Accounting Pronouncements
The following table presents accounting pronouncements recently issued by FASB, but not yet adopted by the Company.

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
May 2016	2016-12: Revenue from Contracts with Customers (Topic 606) – Narrow-scope Improvements and Practical Expedients
The amendments in this ASU clarify certain aspects regarding the collectibility criterion, sales taxes collected from customers, noncash consideration, contract modifications, and completed contracts at transition. It additionally clarifies that retrospective application only requires disclosure of the accounting change effect on prior periods presented, not on the period of adoption.
			January 2018, Modified retrospective	Impact of ASC Topic 606 overall is currently under evaluation; expected to be material, but not yet quantifiable.
April 2016	2016-10: Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing
The amendments in this ASU clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments do not change the core principle of the guidance.
			January 2018, Modified retrospective	Impact of ASC Topic 606 overall is currently under evaluation; expected to be material, but not yet quantifiable.
March 2016	2016-08: Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations, but do not change the core principle of the guidance.
			January 2018, Modified retrospective	Impact of ASC Topic 606 overall is currently under evaluation; expected to be material, but not yet quantifiable.
March 2016	2016-09: Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-based Payment Accounting
The amendments in this ASU are intended to simplify various aspects of accounting for stock-based compensation, including income tax consequences, classification of awards as equity or liability, as well as classification of activities within the statement of cash flows.
			January 2017, Adoption method varies by amendment	Currently under evaluation; not yet quantifiable.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
February 2016	2016-02: Leases (Topic 842)
The new standard requires lessees to recognize assets and liabilities arising from both operating and financing leases on the balance sheet. Lessor accounting for leases is largely unaffected by the new guidance.
			January 2019, Modified retrospective	Currently under evaluation; expected to be material, but not yet quantifiable.
January 2016	2016-01: Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities
The amendments in this ASU address various aspects of recognition, measurement, presentation, and disclosure of financial instruments. They additionally establish ASC Topic 321 – Investments – Equity Securities, which applies to investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures, and limited liability companies.
			January 2018, Modified retrospective	Not expected to be material.

Note 3 — Restricted Investments
The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company’s restricted investments (in thousands):

	June 30, 2016
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
United States corporate securities	$16,887	$3	$(5)	$16,885
Municipal bonds	4,454	1	(1)	4,454
Negotiable certificate of deposits	1,425	—	—	1,425
Restricted investments, held to maturity	$22,766	$4	$(6)	$22,764

	December 31, 2015
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
United States corporate securities	$16,686	$2	$(27)	$16,661
Municipal bonds	4,904	1	(1)	4,904
Negotiable certificate of deposits	1,625	—	—	1,625
Restricted investments, held to maturity	$23,215	$3	$(28)	$23,190
Refer to Note 15 for additional information regarding fair value measurements of restricted investments.
As of June 30, 2016, the contractual maturities of the restricted investments were one year or less. There were 18 securities and 36 securities that were in an unrealized loss position for less than twelve months as of June 30, 2016 and December 31, 2015, respectively. The Company did not recognize any impairment losses for the three or six months ended June 30, 2016 or 2015.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 4 — Goodwill and Other Intangible Assets
There were no goodwill impairments recorded during the three or six months ended June 30, 2016 or 2015. Intangible asset balances were as follows (in thousands):

	June 30, 2016	December 31, 2015
Customer Relationships:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(181,649)	(173,242)
Customer relationships, net	93,675	102,082
Trade Name:
Gross carrying value	181,037	181,037
Intangible assets, net	$274,712	$283,119
The following table presents amortization of intangible assets related to the 2007 Transactions and intangible assets existing prior to the 2007 Transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of intangible assets related to the 2007 Transactions	$3,912	$3,912	$7,824	$7,824
Amortization related to intangible assets existing prior to the 2007 Transactions	291	291	583	583
Amortization of intangibles	$4,203	$4,203	$8,407	$8,407

Note 5 — Accounts Receivable Securitization
On December 10, 2015, SRCII, a wholly-owned subsidiary of the Company, entered into the 2015 RSA, which further amended the 2013 RSA. The parties to the 2015 RSA include SRCII as the seller, Swift Transportation Services, LLC as the servicer, the various conduit purchasers, the various related committed purchasers, the various purchaser agents, the various letters of credit participants, and PNC Bank, National Association as the issuing bank of letters of credit and as administrator. Pursuant to the 2015 RSA, the Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to SRCII. In turn, SRCII sells a variable percentage ownership interest in the eligible accounts receivable to the various purchasers. The facility qualifies for treatment as a secured borrowing under ASC Topic 860, Transfers and Servicing. As such, outstanding amounts are classified as liabilities on the Company’s consolidated balance sheets. Refer to Note 15 for information regarding the fair value of the 2015 RSA.
As of June 30, 2016 and December 31, 2015, interest accrued on the aggregate principal balance at a rate of 1.0%. Program fees and unused commitment fees are recorded in interest expense in the Company's consolidated income statements. The Company incurred program fees of $1.0 million related to the 2015 RSA and $0.9 million related to the 2013 RSA, during the three months ended June 30, 2016 and 2015, respectively. The Company incurred program fees of $1.9 million related to the 2015 RSA and $1.9 million related to the 2013 RSA, during the six months ended June 30, 2016 and 2015, respectively.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Debt and Financing
Other than the Company’s accounts receivable securitization, as discussed in Note 5, and its outstanding capital lease obligations as discussed in Note 8, the Company's long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
2015 Agreement: New Term Loan A, due July 2020, net of $1,528 and $1,695 DLC as of June 30, 2016 and December 31, 2015, respectively (1)	$592,722	$668,055
Other	5,323	11,122
Long-term debt	598,045	679,177
Less: current portion of long-term debt, net of $0 and $68 DLC as of June 30, 2016 and December 31, 2015, respectively	(4,529)	(35,514)
Long-term debt, less current portion	$593,516	$643,663

	June 30, 2016	December 31, 2015
Long-term debt	$598,045	$679,177
Revolving line of credit, due July 2020 (1) (2)	85,000	200,000
Long-term debt, including revolving line of credit	$683,045	$879,177
____________

(1)	Refer to Note 15 for information regarding the fair value of long-term debt.

(2)
The Company additionally had outstanding letters of credit, primarily related to workers' compensation and self-insurance liabilities of $97.0 million and $95.0 million under the New Revolver at June 30, 2016 and December 31, 2015, respectively.

Credit Agreement
On July 27, 2015, the Company entered into the 2015 Agreement, which replaced the 2014 Agreement, including the $450.0 million Old Revolver (zero outstanding at closing), $500.0 million Old Term Loan A ($485.0 million outstanding at closing), and $400.0 million Term Loan B ($395.0 million outstanding at closing). The 2015 Agreement includes a New Revolver and a New Term Loan A. Upon closing, the $680.0 million in proceeds from the New Term Loan A, a $200.0 million draw on the New Revolver, and $4.9 million cash on hand were used to pay off the then-outstanding balances of the Old Term Loan A and Term Loan B, including accrued interest and fees under the 2014 Agreement, as well as certain transactional fees associated with the 2015 Agreement.
The following table presents the key terms of the 2015 Agreement (dollars in thousands):

Description	New Term Loan A	New Revolver (2)
Maximum borrowing capacity	$680,000	$600,000
Final maturity date	July 27, 2020	July 27, 2020
Interest rate base	LIBOR	LIBOR
LIBOR floor	—%	—%
Interest rate minimum margin (1)	1.50%	1.50%
Interest rate maximum margin (1)	2.25%	2.25%
Minimum principal payment – amount (3)	$6,625	$—
Minimum principal payment – frequency	Quarterly	Once
Minimum principal payment – commencement date (3)	December 31, 2015	July 27, 2020
____________

(1)
The interest rate margin for the New Term Loan A and New Revolver is based on the Company's consolidated leverage ratio. As of June 30, 2016, interest accrued at 1.96% on the New Term Loan A and 1.94% on the New Revolver. As of December 31, 2015, interest accrued at 2.12% on the New Term Loan A and 2.08% on the New Revolver.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

(2)
The commitment fee for the unused portion of the New Revolver is based on the Company's consolidated leverage ratio and ranges from 0.25% to 0.35%. As of June 30, 2016, commitment fees on the unused portion of the New Revolver accrued at 0.25% and outstanding letter of credit fees accrued at 1.50%. As of December 31, 2015, commitment fees on the unused portion of the New Revolver accrued at 0.25% and outstanding letter of credit fees accrued at 1.75%.

(3)	Commencing in March 2017, the minimum quarterly payment amount on the New Term Loan A is $12.3 million, at which it remains until final maturity.
The New Revolver and New Term Loan A of the 2015 Agreement contain certain financial covenants with respect to a maximum leverage ratio and a minimum consolidated interest coverage ratio. The 2015 Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2015 Agreement includes customary events of default, including a change in control default and certain affirmative and negative covenants, including, but not limited to, restrictions, subject to certain exceptions, on incremental indebtedness, asset sales, certain restricted payments (including dividends and stock repurchases), certain incremental investments or advances, transactions with affiliates, engagement in additional business activities, and prepayment of certain other indebtedness.
Borrowings under the 2015 Agreement are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Central and its subsidiaries, Swift Transportation Co., LLC and its domestic subsidiaries (other than its captive insurance subsidiaries, driver academy subsidiary, and its bankruptcy-remote special purpose subsidiary).

Note 7 — Deferred Loan Costs
As discussed in Note 1, DLCs related to the Company's New Term Loan A and accounts receivable securitization are now netted against the face amount of the debt, pursuant to the amendments in ASU 2015-03. DLCs related to the New Revolver are reported in "Other assets." The following table presents DLCs included in the Company's consolidated balance sheets (in thousands):

	June 30, 2016	December 31, 2015
ASSETS:
Other assets	$1,332	$1,496
LIABILITIES:
Current portion of long-term debt	—	68
Long-term debt, less current portion	1,528	1,627
Accounts receivable securitization	894	1,073
Total DLCs	$3,754	$4,264

Note 8 — Leases
The Company finances a portion of its revenue equipment under capital and operating leases and certain terminals under operating leases.
Capital Leases (as Lessee) — The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term. Certain leases contain renewal or fixed price purchase options. The present value of obligations under capital leases is included under "Current portion of capital lease obligations" and "Capital lease obligations, less current portion" in the consolidated balance sheets. As of June 30, 2016, the leases were collateralized by revenue equipment with a cost of $328.2 million and accumulated amortization of $91.1 million. As of December 31, 2015, the leases were collateralized by revenue equipment with a cost of $357.8 million and accumulated amortization of $90.1 million. Amortization of the equipment under capital leases is included in "Depreciation and amortization of property and equipment" in the Company’s consolidated income statements.
Operating Leases (as Lessee) — Rent expense related to operating leases was $57.1 million and $59.8 million for the three months ended June 30, 2016 and 2015, respectively. Rent expense related to operating leases was $113.3 million and $121.8 million for the six months ended June 30, 2016 and 2015, respectively.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 9 — Purchase Commitments
As of June 30, 2016, the Company had commitments outstanding to acquire revenue equipment for the remainder of 2016 of approximately $323.2 million ($190.7 million of which were tractor commitments), in 2017 for approximately $190.9 million ($190.9 million of which were tractor commitments), and no purchase commitments for revenue equipment thereafter. The Company has the option to cancel tractor purchase orders with 60 to 90 days' notice prior to the scheduled production, although the notice period has lapsed for 39.7% of the tractor commitments outstanding as of June 30, 2016. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of June 30, 2016, the Company had outstanding purchase commitments of approximately $1.9 million for non-revenue equipment and $0.4 million in purchase commitments for facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

Note 10 — Contingencies and Legal Proceedings
The Company is involved in certain claims and pending litigation primarily arising in the normal course of business. The majority of these claims relate to workers' compensation, auto collision and liability, physical damage, and cargo damage. The Company expenses legal fees as incurred and accrues for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on the Company. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold.
For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons, (1) the proceedings are in various stages that do not allow for assessment; (2) damages have not been sought; (3) damages are unsupported and/or exaggerated; (4) there is uncertainty as to the outcome of pending appeals; and/or (5) there are significant factual issues to be resolved.  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.
Arizona Owner-operator Class Action Litigation
On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly-situated persons against Swift Transportation: Garza v. Swift Transportation Co., Inc., Case No. CV7-472 (the "Garza Complaint"). The putative class originally involved certain owner-operators who contracted with the Company under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that the Company should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied the plaintiff’s petition for class certification. The plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14, 2008, the Company filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted the Company’s petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals, opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, the plaintiff renewed the motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. Upon certification, the Company filed a motion to compel arbitration, as well as filing numerous motions in the trial court urging dismissal on several other grounds including, but not limited to the lack of an employee as a class representative, and the named owner-operator class representative only contracted with the Company for a three-month period under a one-year contract that no longer exists. In addition to these trial court motions, the Company also filed a petition for special action with the Arizona Court of Appeals, arguing that the trial court erred in certifying the class because the trial court relied upon the Court of Appeals ruling that was previously overturned by the Arizona Supreme Court. On April 7, 2011, the Arizona Court of Appeals declined jurisdiction to hear this petition for special action and the Company filed a petition for review to the Arizona Supreme Court. On August 31, 2011, the Arizona Supreme Court declined to review the decision of the Arizona Court of Appeals. In April 2012, the trial court issued the following rulings with respect to certain motions filed by Swift: (1) denied Swift’s motion to compel arbitration; (2) denied Swift’s request to decertify the class; (3) granted Swift’s motion that there is no breach of contract; and (4) granted Swift’s motion to limit class size based on statute of limitations. On November 13, 2014, the court denied the plaintiff's motion to add new

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

class representatives for the employee class and therefore the employee class remains without a plaintiff class representative. On March 18, 2015, the court denied Swift's two motions for summary judgment (1) to dismiss any claims related to the employee class since there is no class representative; and (2) to dismiss the plaintiff's claim of breach of a duty of good faith and fair dealing. On July 14, 2015, the court granted Swift's motion to decertify the entire class. On December 23, 2015, the plaintiff filed a Petition for Special Action with the Arizona Court of Appeals. On July 12, 2016, the Court of Appeals reversed the lower court’s order decertifying the class. Swift intends to pursue all available appellate remedies. The final disposition of this case and the impact of such disposition cannot be determined at this time.
Ninth Circuit Owner-operator Misclassification Class Action Litigation
On December 22, 2009, a class action lawsuit was filed against Swift Transportation and IEL: Virginia VanDusen, John Doe 1, and Joseph Sheer, individually and on behalf of all other similarly-situated persons v. Swift Transportation Co., Inc., Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew, Case No. 9-CIV-10376 filed in the United States District Court for the Southern District of New York (the "Sheer Complaint"). The putative class involves owner-operators alleging that Swift Transportation misclassified owner-operators as independent contractors in violation of the federal FLSA, and various New York and California state laws and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL. At present, in addition to the named plaintiffs, approximately 450 other current or former owner-operators have joined this lawsuit. Upon Swift’s motion, the matter was transferred from the United States District Court for the Southern District of New York to the United States District Court in Arizona. On May 10, 2010, the plaintiffs filed a motion to conditionally certify an FLSA collective action and authorize notice to the potential class members. On September 23, 2010, the plaintiffs filed a motion for a preliminary injunction seeking to enjoin Swift and IEL from collecting payments from plaintiffs who are in default under their lease agreements and related relief. On September 30, 2010, the district court granted Swift’s motion to compel arbitration and ordered that the class action be stayed, pending the outcome of arbitration. The district court further denied the plaintiff’s motion for preliminary injunction and motion for conditional class certification. The district court also denied the plaintiff’s request to arbitrate the matter as a class.
The plaintiff filed a petition for a writ of mandamus to the Ninth Circuit Court of Appeals asking that the district court’s September 30, 2010 order be vacated. On July 27, 2011, the Ninth Circuit Court of Appeals denied the plaintiff’s petition for writ of mandamus and thereafter the district court denied the plaintiff’s motion for reconsideration and certified its September 30, 2010 order. The plaintiffs filed an interlocutory appeal to the Ninth Circuit Court of Appeals to overturn the district court’s September 30, 2010 order to compel arbitration, alleging that the agreement to arbitrate is exempt from arbitration under Section 1 of the Federal Arbitration Act ("FAA") because the class of plaintiffs allegedly consists of employees exempt from arbitration agreements. On November 6, 2013, the Ninth Circuit Court of Appeals reversed and remanded, stating its prior published decision, "expressly held that a district court must determine whether an agreement for arbitration is exempt from arbitration under Section 1 of the FAA as a threshold matter." As a consequence of this determination by the Ninth Circuit Court of Appeals being different from a decision of the Eighth Circuit Court of Appeals on a similar issue, on February 4, 2014, the Company filed a petition for writ of certiorari to the United States Supreme Court to address whether the district court or arbitrator should determine whether the contract is an employment contract exempt from Section 1 of the Federal Arbitration Act. On June 16, 2014, the United States Supreme Court denied the Company’s petition for writ of certiorari.
The matter remains pending in the district court and dispositive motion briefing will be completed in August 2016. The Company also filed a writ of mandamus and appeal from the district court's order that effectively denied the Company's motion to compel arbitration. The Ninth Circuit held oral argument on November 16, 2015, and the Court requested further briefing, which both parties filed June 16, 2016. The parties await a decision from the Court. The Company intends to vigorously defend against any proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
California Wage, Meal, and Rest Driver Class Actions
On March 22, 2010, a class action lawsuit was filed by John Burnell, individually and on behalf of all other similarly-situated persons against Swift Transportation: John Burnell and all others similarly-situated v. Swift Transportation Co., Inc., filed in the Superior Court of California, County of San Bernardino (the "Burnell Complaint"). On September 3, 2010, upon motion by Swift, the matter was removed to the United States District Court for the Central District of California (the "California Court"), Case No. EDCV10-809-VAP. The putative class includes drivers who worked for Swift during the four years preceding the date of filing and alleges that Swift failed to pay the California minimum wage, failed to provide proper meal and rest periods, and failed to timely pay wages upon separation from employment. On April 9, 2013, the Company filed a motion for judgment on the pleadings, requesting dismissal of the plaintiff's claims related to alleged meal and rest break violations under the California Labor Code alleging that such claims are preempted by the Federal Aviation Administration Authorization Act.
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
On September 25, 2014, a class action lawsuit was filed by Lawrence Peck on behalf of himself and all other similarly-situated persons against Swift Transportation: Peck v. Swift Transportation Co. of Arizona, LLC in the Superior Court of California, County of Riverside (the "Peck Complaint"). The putative class, which includes current and former non-exempt employee truck drivers who performed services in California within the four-year statutory period, alleges that Swift failed to pay for all hours worked (specifically that pay-per-mile fails to compensate drivers for non-driving related services), failed to pay overtime, failed to properly reimburse work-related expenses, failed to timely pay wages, and failed to provide accurate wage statements. On October 24, 2014, upon motion by Swift, the matter was removed to the California Court, Case No. 14-CV-02206-VAP. The Peck Complaint was stayed on April 6, 2015, pending a resolution of the earlier filed cases.
On February 27, 2015, Sadashiv Mares filed a complaint alleging five Causes of Action arising under California state law on behalf of himself and a putative class against Swift Transportation Co. of Arizona, LLC in the Superior Court of California, County of Alameda (the "Mares Complaint").  On July 13, 2015, upon motion by Swift, the matter was removed to the United States District Court for the Northern District of California, Case No. 2:15-CV-03253-JSW. Upon the parties' stipulation, on October 17, 2015, the case was transferred to the California Court, Case No. 2:15-CV-07920-VAP. The Mares Complaint was stayed on February 24, 2016, pending a resolution of the earlier filed cases.
On or about April 15, 2015, a complaint was filed in the Superior Court of California, County of San Bernardino: Rafael McKinsty et al. v. Swift Transportation Co. of Arizona, LLC, et al., (the "McKinsty Complaint").  The McKinsty Complaint, a purported class action, alleges violation of California rest break laws and is similar to the Burnell, Rudsell, Peck, and Mares Complaints.  On July 2, 2015, upon motion by Swift, the matter was removed to the California Court, Case No. 15-CV-1317-VAP. The McKinsty Complaint was stayed on August 19, 2015, pending a resolution of the earlier filed cases.
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
The issue of class certification must first be resolved before the California Court will address the merits of these cases, and the Company retains all of its defenses against liability and damages, pending a determination of class certification. Class certification briefing is now complete and a class certification hearing was scheduled for April 25, 2016. The class certification hearing was held and argued as scheduled. In May 2016, the Superior Court of California, County of San Bernardino, issued an order decertifying the class. The plaintiffs and petitioners sought leave to appeal the class decertification order. On July 18, 2016, the Superior Court of California, County of San Bernardino, denied the plaintiffs' and petitioners' petition to appeal the decertification order. Therefore, at the present time and based upon the current procedural nature of the case, the final disposition and impact to the Company cannot be determined at this time.
California Wage, Meal, and Rest: Maintenance and Service Employees Class Action
On January 28, 2016, a class action lawsuit was filed by Grant Fritsch, individually and on behalf of all other similarly-situated persons against Swift Transportation Services, LLC and Swift Transportation Company in the Superior Court of California, County of San Bernardino (the "Fritsch Complaint"). Mr. Fritsch worked for Swift as a yard hostler and he purports to represent a class of "all non-exempt maintenance and service employees" of Swift Transportation Services, LLC and/or Swift Transportation Company. The Fritsch Complaint alleges that Swift failed to pay overtime and doubletime wages required by California law, failed to provide proper meal and rest periods, failed to provide accurate itemized wage statements, and failed to timely pay wages upon separation from employment. The Fritsch Complaint also includes a claim under the Private Attorneys General Act. The Company filed a motion to dismiss based upon the wrong party being named in the lawsuit, and the plaintiff agreed to amend his complaint, which was served June 17, 2016. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Arizona Fair Labor Standards Act Class Action Litigation
On December 29, 2015, a class action lawsuit was filed by Pamela Julian, individually and on behalf of all other similarly-situated persons against Swift Transportation, Inc., et al. in the United States District Court for the District of Delaware, Case No. 1:15-CV-01212-UNA (the "Julian Compliant"). The Julian Complaint alleges that Swift violated the FLSA by failing to pay its trainee drivers minimum wage for all work performed and by failing to pay overtime. On February 29, 2016, upon Stipulation of the Parties, the court transferred the case to the United States District Court for the District of Arizona, Case No. 2:16-CV-00576-ROS. On March 9, 2016, Swift filed a motion to dismiss the plaintiffs' overtime claims, which was granted by the District Court on May 31, 2016. The Company retains all of its defenses against liability and damages for the remaining claims. The Company intends to

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Washington Overtime Class Actions
On September 9, 2011, a class action lawsuit was filed by Troy Slack and several other drivers on behalf of themselves, and all similarly-situated persons, against Swift Transportation: Troy Slack, et al. v. Swift Transportation Co. of Arizona, LLC and Swift Transportation Corporation in the State Court of Washington, Pierce County (the "Slack Complaint"). The Slack Complaint was removed to the United States District Court for the Western District of Washington (the "Court") on October 12, 2011, case number 11-2-114380. The putative class includes all current and former Washington state-based employee drivers during the three-year statutory period prior to the filing of the lawsuit, and through the present, and alleges that they were not paid minimum wage and overtime in accordance with Washington state law and that they suffered unlawful deductions from wages. On November 23, 2013, the court entered an order on the plaintiffs' motion to certify the class. The court only certified the class as it pertains to "dedicated" drivers and did not certify any other class, including any class related to over-the-road drivers. On September 2, 2015, new counsel was appointed for the plaintiffs and on November 16, 2015, new legal counsel was substituted for the Company. As a result of the substitution of counsel for both parties, the court extended all existing dates by ten months. On April 1, 2016, the court entered an order approving the plaintiffs' proposed class notice. The matter is now in discovery. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
On January 14, 2016, a class action lawsuit was filed by Julie Hedglin, individually and on behalf of all others similarly situated against Swift Transportation Co. of Arizona, LLC in the State Court of Washington, Pierce County (the "Hedglin Complaint"). The Hedglin Complaint was removed to the Court on February 18, 2016, 3:16-CV-05127-RJB. The putative class includes all current and former Washington heavy haul drivers and alleges the class was not paid for meal and rest periods, was not paid for overtime, was not paid all wages due at established pay periods, and was not provided accurate wage statements. The matter is in its initial phases and is expected to move into discovery. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Indiana Fair Credit Reporting Act Class Action Litigation
On March 18, 2015, a class action lawsuit was filed by Melvin Banks, individually and on behalf of all other similarly-situated persons against Central Refrigerated Service, Inc. in the United States District Court for the Northern District of Indiana, Case No. 2:15-CV-00105. The complaint alleges that Central Refrigerated Service, Inc. violated the Fair Credit Reporting Act by failing to provide job applicants with adverse action notices and copies of their consumer reports and statements of rights. At this time, the size of the potential class is unknown. The Company’s motion to have the case transferred from Indiana to the United States District Court for the District of Arizona has been granted and initial discovery regarding the potential class has begun. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
Utah Collective and Individual Arbitration
On June 1, 2012, Gabriel Cilluffo, Kevin Shire, and Bryan Ratterree filed a putative class and collective action lawsuit against Central Refrigerated Service, Inc., Central Leasing, Inc., Jon Isaacson, and Jerry Moyes (collectively referred to herein as the "Central Parties"), Case No. ED CV 12-00886 in the United States District Court for the Central District of California. Through this action, the plaintiffs alleged that the Central Parties misclassified owner-operator drivers as independent contractors and were therefore liable to these drivers for minimum wages and other employee benefits under the FLSA. The complaint also alleged a federal forced labor claim under 18 U.S.C. § 1589 and 1595, as well as fraud and other state-law claims.
Pursuant to the plaintiffs' owner-operator agreements, the district court issued an order compelling arbitration and directed that the plaintiffs' causes of action under the FLSA should proceed to collective arbitration, while their forced labor, fraud, and state law claims would proceed as separate individual arbitrations. A collective arbitration was subsequently initiated with the American Arbitration Association ("AAA"). Notice of the collective arbitration was sent to more than 3,000 owner-operators who worked for Central Refrigerated Service, Inc. and leased a vehicle from Central Leasing, Inc. on or after June 1, 2009. The parties have filed several potentially dispositive motions in this collective arbitration proceeding. None of these motions has yet been ruled on by the arbitrator and no trial date has been set by the arbitrator.
In addition to the collective arbitration that is pending before the AAA, the three named plaintiffs, along with approximately 325 other owner-operators, have initiated a series of individual, bilateral proceedings against the Central Parties with the AAA. Discovery is commencing in these individual cases, which are pending before approximately 30 separate arbitrators. Actual trial dates have not yet been set by the arbitrators, but trials in a limited number of bellwether-like cases are likely to occur in the first or second quarter of 2017.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Upon the acquisition of Central Refrigerated Service, Inc. by Swift Transportation Company (the "Company"), the plaintiffs in both the collective and individual actions were allowed to amend their complaints in June 2015 to include the Company as a defendant. The Company and the Central Parties intend to vigorously defend against the merits of the plaintiffs' claims in both the collective and individual arbitration proceedings.
In June 2016, the parties engaged in a mediation that ultimately did not result in a settlement of the matter. Based upon the information exchanged between the parties during the mediation, and in accordance with GAAP, the Company recorded an accrual of $3.0 million in the second quarter of 2016 for the estimated probable loss incurred. Although the final disposition and impact of the case to the Company cannot be determined at this time, exposure above the accrued amount is reasonably possible and, accordingly, the Company has undertaken a process to attempt to estimate a range of possible loss based upon currently available information relating to the case. This process has included attempting to evaluate additional facts and circumstances that may arise as the matter continually evolves, including analyzing previous judicial rulings the court has rendered. Taken in its totality, this information might impact the Company's loss. For these reasons, along with others, the Company is not currently able to estimate a range of reasonably possible loss in excess of the amount accrued.
California Class and Collective Action for Pre-employment Physical Testing
On October 6, 2014 Robin Anderson filed a putative class and collective action against Central Refrigerated Service, Inc. Case No. 5:14-CV 02062 in the United States District Court for the Central District of California (the "Anderson Complaint"). In this action, the plaintiff alleges that pre-employment tests of physical strength administered by a third party on behalf of Central Refrigerated Service, Inc. had an unlawfully discriminatory impact on female applicants and applicants over the age of 40. The suit seeks damages under Title VII of the Civil Rights Act of 1964, the Age Discrimination Act, and parallel California state law provisions, including the California Fair Employment and Housing Act.
Upon the acquisition of Central Refrigerated Service, Inc. by Swift Transportation Company, the plaintiff was allowed to amend her complaint in October 2015 to include Swift Transportation Company and Workwell Systems, Inc. as additional defendants. Workwell Systems, Inc. is the company that provided the physical testing service used by Central Refrigerated Service, Inc. The litigation is still at a very preliminary stage with discovery not yet commenced and no trial date has been set. There is not currently any information available regarding the number of potential members of the putative class or collective actions.
Central Refrigerated Service, Inc. and Swift intend to vigorously defend against the merits of the plaintiff’s claims and to oppose certification of any class of plaintiffs. The final disposition of this case and the impact cannot be determined at this time.
Demand for Inspection of Books and Records
In February 2016, the Company received several shareholder demands, requesting to inspect the Company’s books and records, pursuant to Section 220 of the Delaware General Corporation Law.  The demands relate to the shareholders’ alleged investigation pertaining to whether the Board and Jerry Moyes have breached their fiduciary duties with respect to matters that have been publicly disclosed concerning the Company's securities trading policy, limitations on the pledging of Company stock on margin, and share repurchases. The Company has responded to the shareholders’ requests. Any future disposition or resolution of these matters cannot be determined at this time.
Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, and experience damage, mechanical failures, and cargo issues as an incidental part of its normal course of operations.  From time to time, these matters result in the discharge of diesel fuel, motor oil, or other hazardous materials into the environment.  Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges.  As of June 30, 2016, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $0.5 million in the aggregate for all current and prior year claims.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 11 — Derivative Financial Instruments
The final settlement of the Company's interest rate swaps occurred in July 2015. The following table presents pre-tax gains and losses from changes in fair value of the Company's interest rate swaps, included in earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loss reclassified from AOCI into net income from cash flow hedges (effective portion)	$—	$1,969	$—	$3,817
(Gain) loss recognized in income from de-designated derivative contracts	—	(858)	—	87
Derivative interest expense	$—	$1,111	$—	$3,904
Losses (benefits) on cash flow hedging, reclassified out of AOCI into the consolidated income statements were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Reclassified to:	2016	2015	2016	2015
Interest rate swaps	Derivative interest expense	$—	$1,969	$—	$3,817
Income tax benefit	Income tax expense	—	(758)	—	(1,469)
	Net income	$—	$1,211	$—	$2,348

Note 12 — Share Repurchase Programs
The following table presents our repurchases of our Class A common stock under the respective share repurchase programs, net of advisory fees (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,		As of
Share Repurchase Program		2016		2016		June 30, 2016
Authorized Amount	Board Approval Date	Shares	Amount	Shares	Amount	Amount Remaining
$100,000	September 24, 2015	—	$—	2,221	$30,000	$—
$150,000	February 22, 2016	2,828	$45,000	3,731	$60,000	$90,000
		2,828	$45,000	5,952	$90,000	$90,000
No share repurchases were made during the three or six months ended June 30, 2015.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 13 — Weighted Average Shares Outstanding
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	134,439	142,540	135,476	142,371
Dilutive effect of stock options	1,212	1,672	1,269	1,811
Diluted weighted average common shares outstanding	135,651	144,212	136,745	144,182
Anti-dilutive shares excluded from the dilutive-effect calculation (1)	637	195	643	—
____________

(1)	Shares were excluded from the dilutive-effect calculation because the outstanding options' exercise prices were greater than the average market price of the Company's common shares during the period.

Note 14 — Income Taxes
Effective Tax Rate — The effective tax rate for the three months ended June 30, 2016 was 34.4%, which was lower than management's expectation of 37.5%, primarily due to additional Federal income tax credits realized as discrete items in the quarter. The effective tax rate for the three months ended June 30, 2015 was 38.5%, as expected.
The effective tax rate for the six months ended June 30, 2016 was 32.5%, which was lower than management's expectation of 37.5%, primarily due to certain income tax credits in our foreign and domestic subsidiaries and a reduction in our uncertain tax position reserve realized as discrete items in the quarter. The effective tax rate for the six months ended June 30, 2015 was 38.5%, as expected.
Interest and Penalties — Accrued interest and penalties included in income tax expense as of June 30, 2016 and December 31, 2015 were approximately $0.4 million and $1.4 million, respectively. The Company does not anticipate a decrease of unrecognized tax benefits during the next twelve months.
Tax Examinations — Certain of the Company’s subsidiaries are currently under examination by the Internal Revenue Service and various state jurisdictions for tax years ranging from 2010 through 2014. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Years subsequent to 2011 remain subject to examination.

Note 15 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Restricted investments (1)	$22,766	$22,764	$23,215	$23,190
Financial Liabilities:
2015 Agreement: New Term Loan A, due July 2020 (2)	592,722	594,250	668,055	669,750
Accounts receivable securitization, due January 2019 (3)	299,106	300,000	223,927	225,000
Revolving line of credit, due July 2020 (4)	85,000	85,000	200,000	200,000
____________
The carrying amounts of the financial instruments shown in the table are included in the consolidated balance sheets, as follows:

(1)	Restricted investments are included in "Restricted investments, held to maturity, amortized cost."

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

(2)
The New Term Loan A is included in "Current portion of long-term debt" and "Long-term debt, less current portion." Carrying value is net of $1.5 million and $1.7 million DLC as of June 30, 2016 and December 31, 2015, respectively.

(3)	Carrying value is net of $0.9 million and $1.1 million DLC as of June 30, 2016 and December 31, 2015, respectively.

(4)	The New Revolver is included in "Revolving line of credit."
Recurring Fair Value Measurements
As of June 30, 2016 and December 31, 2015, no major categories of assets or liabilities included in the Company's consolidated balance sheets at estimated fair value were measured on a recurring basis.
Nonrecurring Fair Value Measurements
As of June 30, 2016, there were no assets or liabilities on the Company's consolidated balance sheet estimated at fair value that were measured on a nonrecurring basis.
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

Note 16 — Segments and Geography
Segment Information
The Company’s four reportable operating segments are Truckload, Dedicated, Swift Refrigerated, and Intermodal.
Truckload — The Truckload segment consists of one-way movements over irregular routes throughout the United States, Mexico, and Canada. This service utilizes both company and owner-operator tractors with dry van, flatbed, and other specialized trailing equipment.
Dedicated — Through the Dedicated segment, the Company devotes use of equipment to specific customers and offers tailored solutions under long-term contracts. This segment utilizes refrigerated, dry van, flatbed, and other specialized trailing equipment.
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
Non-reportable Segments — The non-reportable segments include the Company's logistics and freight brokerage services, as well as support services that its subsidiaries provide to customers and owner-operators, including repair and maintenance shop services, equipment leasing, and insurance. Intangible amortization related to the 2007 Transactions, as well as certain legal settlements and reserves are also included in the non-reportable segments.

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
Set forth in the tables below is certain financial information with respect to the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating revenue:	2016	2015	2016	2015
Truckload	$517,593	$555,715	$1,010,115	$1,094,056
Dedicated	237,211	234,213	465,125	451,988
Swift Refrigerated	87,070	97,688	171,755	193,256
Intermodal	90,066	98,507	172,614	188,861
Subtotal	931,940	986,123	1,819,609	1,928,161
Non-reportable segments	99,315	93,869	198,563	185,491
Intersegment eliminations	(19,401)	(20,588)	(38,495)	(39,104)
Consolidated operating revenue	$1,011,854	$1,059,404	$1,979,677	$2,074,548

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income (loss):	2016	2015	2016	2015
Truckload	$50,475	$67,944	$86,762	$124,798
Dedicated	28,449	22,967	52,307	37,312
Swift Refrigerated	4,804	6,117	4,472	10,916
Intermodal	903	1,601	(2,005)	358
Subtotal	84,631	98,629	141,536	173,384
Non-reportable segments	(10,426)	(153)	(14,848)	92
Consolidated operating income	$74,205	$98,476	$126,688	$173,476

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and amortization of property and equipment:	2016	2015	2016	2015
Truckload	$30,570	$29,925	$61,853	$58,534
Dedicated	16,051	15,620	32,409	29,893
Swift Refrigerated	4,143	3,370	8,777	6,664
Intermodal	2,820	3,444	5,999	6,696
Subtotal	53,584	52,359	109,038	101,787
Non-reportable segments	11,104	8,056	22,601	15,555
Consolidated depreciation and amortization of property and equipment	$64,688	$60,415	$131,639	$117,342
Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated operating revenue for the three and six months ended June 30, 2016 and 2015. Additionally, long-lived assets on the Company's foreign subsidiaries' balance sheets were less than 5.0% of consolidated total assets as of June 30, 2016 and December 31, 2015.

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

•	impact and planned timing of adopting recently issued accounting pronouncements on future periods;

•	our expectation of increasing driver wages, hiring expenses, and owner-operator and other third-party carrier rates;

•	the benefits of eliminating our TOFC service, including the potential to increase operational efficiencies;

•	the outcome and impact of pending claims, litigation, and actions in respect thereof;

•	our intentions concerning the potential use of derivative financial instruments to hedge fuel price increases;

•
the timing and amount of future acquisitions of revenue equipment and other capital expenditures, as well as the use and availability of cash, cash flows from operations, leases, and debt to finance such acquisitions;

•	that we may seek additional borrowings, lease financing or equity capital;

•	the potential impact of inflation, seasonality and severe weather conditions on our results of operations;

•	that we do not anticipate a decrease in unrecognized tax benefits during the next twelve months; and

•	our ability to finance our cash needs from operations for the next twelve months.
Such forward-looking statements are inherently uncertain, and are based upon the current beliefs, assumptions, and expectations of Company management and current market conditions, which are subject to significant risks and uncertainties, as set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2015. As to the Company's business and financial performance, the following factors, among others, could cause actual results to materially differ from those in forward-looking statements:

•
economic conditions, including future recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries in which we have a significant concentration of customers;

•	our ability to address challenges within our industry, including excess capacity, excess customer inventories, and increasing competition from trucking, rail, intermodal, and brokerage competitors;

•	our ability to execute or integrate any future acquisitions successfully;

•	increases in driver compensation to the extent not offset by increases in freight rates and difficulties in driver recruitment and retention;

•	additional risks arising from our contractual agreements with owner-operators that do not exist with Company drivers;

•	our ability to retain or replace key personnel;

•	our dependence on third parties for intermodal and brokerage business;

•	potential failure in computer or communications systems;

•	seasonal factors such as severe weather conditions that increase operating costs;

•	the regulatory environment in which we operate, including existing regulations and changes in existing regulations, or violations by us of existing or future regulations;

•	the possible re-classification of owner-operators as employees;

•	changes in rules or legislation by the NLRB or Congress and/or union organizing efforts;

•	our CSA safety rating;

•	government regulation with respect to our captive insurance companies;

•	uncertainties and risks associated with our operations in Mexico;

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•	a significant reduction in, or termination of, our trucking services by a key customer;

•	our significant ongoing capital requirements;

•	volatility in the price or availability of fuel, as well as our ability to recover fuel prices through our fuel surcharge program;

•	fluctuations in new equipment prices or replacement costs, and the potential failure of manufacturers to meet their sale and trade-back obligations;

•	the impact that our substantial leverage may have on the way we operate our business and our ability to service our debt, including compliance with our debt covenants;

•	restrictions contained in our debt agreements;

•	adverse impacts of insuring risk through our captive insurance companies, including our need to provide restricted cash and similar collateral for anticipated losses;

•	potential volatility or decrease in the amount of earnings as a result of our claims exposure through our captive insurance companies;

•	the potential impact of the significant number of shares of our common stock that is eligible for future sale;

•	goodwill impairment;

•	our intention to not pay dividends;

•	conflicts of interest or potential litigation that may arise from other businesses owned by Jerry Moyes, including pledges of Swift stock and guarantees by Jerry Moyes related to other businesses;

•	the significant amount of our stock and related control over the Company by Jerry Moyes; and

•	related-party transactions between the Company and Jerry Moyes.
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
As of June 30, 2016, our fleet of revenue equipment included 19,601 tractors (comprised of 14,774 company tractors and 4,827 owner-operator tractors), 62,290 trailers, and 9,150 intermodal containers. Our four reportable segments are Truckload, Dedicated, Swift Refrigerated, and Intermodal. Our extensive suite of service offerings (which includes line-haul services, dedicated customer contracts, temperature-controlled units, intermodal freight solutions, cross-border United States/Mexico and United States/Canada freight, flatbed hauling, freight brokerage and logistics, and others) provides our customers with the opportunity to "one-stop-shop" for their truckload transportation needs.
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
Revenue in our non-reportable segments is generated by our non-asset-based freight brokerage and logistics management service, tractor leasing revenue from our financing subsidiaries, premium revenue from our captive insurance companies, and revenue from third parties serviced by our repair and maintenance shops. Main factors affecting revenue in our non-reportable segments are demand for brokerage and logistics services, as well as the number of equipment leases by our financing subsidiaries to the owner-operators we contract with and other third parties.
Expenses — Our most significant expenses vary with miles traveled and include fuel, driver-related expenses (such as wages and benefits), and services purchased from owner-operators and other transportation providers (such as railroads, drayage providers, and other trucking companies). Maintenance and tire expenses, as well as the cost of insurance and claims generally vary with the miles we travel, but also have a controllable component based on safety improvements, fleet age, efficiency, and other factors. Our primary fixed costs are depreciation and lease expense for revenue equipment and terminals, interest expense, and non-driver compensation.
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
Industry Environment — The truckload freight environment in 2016 has been challenging. Excess industry capacity, excess customer inventories, and depressed shipping demand have pressured volumes and pricing. We implemented the following initiatives to help counter the effects of these external factors:

•	We downsized our core truckload fleet in an effort to improve asset utilization.

•
We selectively increased our participation in the spot market to help offset the lack of available freight in certain markets. Our sales team remains heavily focused on increasing freight levels with both new and existing customer contracts, with the goal of eventually reducing our spot market activity.

•
We implemented several cost control initiatives throughout the organization, which include streamlining processes, reducing headcount, postponing non-critical system implementations, and reducing expenses in various other manners.

The impact on the Company is discussed in further detail, under "Results of Operations — Segment Review" and "Results of Operations — Operating and Other Expenses," below.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Financial Overview

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
GAAP financial data:
Operating revenue	$1,011,854	$1,059,404	$1,979,677	$2,074,548
Revenue xFSR	$935,409	$935,899	$1,842,322	$1,830,763
Net income	$42,896	$50,954	$74,801	$88,794
Diluted earnings per share	$0.32	$0.35	$0.55	$0.62
Operating Ratio	92.7%	90.7%	93.6%	91.6%
Non-GAAP financial data:
Adjusted EPS (1)	$0.34	$0.37	$0.59	$0.65
Adjusted Operating Ratio (1)	91.6%	89.1%	92.7%	90.1%
Adjusted EBITDA (1)	$143,314	$159,478	$269,145	$297,697
____________

(1)
Adjusted EPS, Adjusted Operating Ratio, and Adjusted EBITDA are non-GAAP financial measures. These non-GAAP financial measures should not be considered alternatives, or superior, to GAAP financial measures. However, management believes that presentation of these non-GAAP financial measures provides useful information to investors regarding the Company's results of operations. Adjusted EPS, Adjusted Operating Ratio, and Adjusted EBITDA are reconciled to the most directly comparable GAAP financial measures under "Non-GAAP Financial Measures," below.

Total Equipment — The following table summarizes our revenue equipment and supports the discussions and analyses below:

	June 30, 2016	December 31, 2015	June 30, 2015
Tractors
Company:
Owned	6,792	7,442	6,753
Leased – capital leases	2,007	2,170	2,077
Leased – operating leases	5,975	5,599	6,897
Total company tractors	14,774	15,211	15,727
Owner-operator:
Financed through the Company	3,421	3,767	3,843
Other	1,406	886	1,097
Total owner-operator tractors	4,827	4,653	4,940
Total tractors	19,601	19,864	20,667
Trailers	62,290	65,233	63,142
Containers	9,150	9,150	9,150
Average Operational Truck Count — The following table summarizes average operational truck count, which is defined under "Results of Operations — Segment Review."

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Company	13,097	13,285	13,230	13,137
Owner-operator	4,493	4,549	4,493	4,652
Total (1)	17,590	17,834	17,723	17,789
____________

(1)	Includes trucks within our non-reportable segments.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Comparison Between the Three Months Ended June 30, 2016 and June 30, 2015
The $8.1 million decrease in net income from $51.0 million for the three months ended June 30, 2015 to $42.9 million for the same period in 2016, reflects the following:

(1)
$0.5 million decrease in Revenue xFSR — The decrease was driven by the Truckload, Swift Refrigerated, and Intermodal segments, partially offset by increases in Revenue xFSR in the Dedicated and non-reportable segments.

(2)
$47.1 million decrease in fuel surcharge revenue — Fuel prices were lower overall during the three months ended June 30, 2016, which had an average DOE index of $2.30, compared to the same period in 2015, which had an average DOE index of $2.85.

(3)	$29.3 million decrease in fuel expense, due to declining fuel prices.

(4)
$11.1 million decrease in purchased transportation — This was primarily due to reduced fuel reimbursements to owner-operators and other third parties as a result of lower fuel prices and fewer miles driven by owner-operators.

(5)
$10.8 million increase in salaries, wages, and employee benefits expense — This was due to increases in group health insurance expenses, the driver pay increase implemented in May 2015, which was tailored at improving driver retention and recruiting, as well as a 0.9% increase in total miles driven by company drivers.

(6)
$5.3 million decrease in gain on disposal of property and equipment — This was driven by lower gain on disposals of tractors, due to a soft used truck market in the three months ended June 30, 2016, compared to the same period in 2015, partially offset by an increase in the volume of trailers sold, as well as a higher average gain per trailer sold in the three months ended June 30, 2016, compared to the same period in 2015.

(7)
$9.4 million decrease in income tax expense — The effective tax rate for the three months ended June 30, 2016 was 34.4%, which was lower than our expectation of 37.5%. The difference was primarily due to additional Federal income tax credits realized as discrete items during the quarter. The effective tax rate for the three months ended June 30, 2015 was 38.5%, as expected.

(8)	Other items.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Comparison Between the Six Months Ended June 30, 2016 and June 30, 2015
The $14.0 million decrease in net income from $88.8 million for the six months ended June 30, 2015 to $74.8 million for the same period in 2016, reflects the following:

(1)	$11.6 million increase in Revenue xFSR — The increase was driven by the Dedicated and non-reportable segments, partially offset by the Truckload, Swift Refrigerated, and Intermodal segments.

(2)
$106.4 million decrease in fuel surcharge revenue — Fuel prices were lower overall during the six months ended June 30, 2016, which had an average DOE index of $2.18, compared to the same period in 2015, which had an average DOE index of $2.88.

(3)	$61.2 million decrease in fuel expense, due to declining fuel prices.

(4)
$32.6 million decrease in purchased transportation — This was primarily due to reduced fuel reimbursements to owner-operators and other third parties as a result of lower fuel prices and fewer miles driven by owner-operators.

(5)
$37.8 million increase in salaries, wages, and employee benefits expense — This was due to the driver pay increase implemented in May 2015, an increase in total miles driven by company drivers in the six months ended June 30, 2016, compared to the same period in 2015, as well as an increase in group health insurance expenses.

(6)
$19.6 million decrease in income tax expense — The effective tax rate for the six months ended June 30, 2016 was 32.5%, which was lower than our expectation of 37.5%. The difference was primarily due to certain income tax credits received by our foreign and domestic subsidiaries, as well as a reduction in our uncertain tax position reserve, realized as discrete items. The effective tax rate for the six months ended June 30, 2015 was 38.5%, as expected.

(7)	Other items.

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
Adjusted EPS, Adjusted Operating Ratio, and Adjusted EBITDA are not substitutes for their comparable GAAP financial measures, such as net income, cash flows from operating activities, operating margin, or other measures prescribed by GAAP. There are limitations to using non-GAAP financial measures. Although we believe that they improve comparability in analyzing our period to period performance, they could limit comparability to other companies in our industry if those companies define these measures differently. Because of these limitations, our non-GAAP financial measures should not be considered measures of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.
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
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EPS:
Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Diluted earnings per share	$0.32	$0.35	$0.55	$0.62
Adjusted for:
Income tax expense	0.17	0.22	0.26	0.39
Income before income taxes	0.48	0.57	0.81	1.00
Non-cash impairments of non-operating assets (1)	—	—	—	0.01
Amortization of certain intangibles (2)	0.03	0.03	0.06	0.05
Adjusted income before income taxes	0.51	0.60	0.87	1.06
Provision for income tax expense at effective rate	0.18	0.23	0.28	0.41
Adjusted EPS	$0.34	$0.37	$0.59	$0.65

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
We net fuel surcharge revenue against fuel expense in the calculation of our Adjusted Operating Ratio, thereby excluding fuel surcharge revenue from operating revenue in the denominator. Because fuel surcharge revenue is so volatile, we believe excluding it provides for more transparency and comparability. Additionally, we believe that comparability of our performance is improved by excluding operating impairment charges, non-comparable intangibles from the 2007 Transactions, and other special items.
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted Operating Ratio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Operating revenue	$1,011,854	$1,059,404	$1,979,677	$2,074,548
Less: Fuel surcharge revenue	(76,445)	(123,505)	(137,355)	(243,785)
Revenue xFSR	$935,409	$935,899	$1,842,322	$1,830,763

Operating expense	$937,649	$960,928	$1,852,989	$1,901,072
Adjusted for:
Fuel surcharge revenue	(76,445)	(123,505)	(137,355)	(243,785)
Amortization of certain intangibles (1)	(3,912)	(3,912)	(7,824)	(7,824)
Adjusted operating expense	$857,292	$833,511	$1,707,810	$1,649,463
Operating Ratio	92.7%	90.7%	93.6%	91.6%
Adjusted Operating Ratio	91.6%	89.1%	92.7%	90.1%
____________

(1)	Refer to footnote (2) to the Adjusted EPS reconciliation for a description of "Amortization of certain intangibles."

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
We believe that Adjusted EBITDA is a relevant measure for estimating the cash generated by our operations that would be available to cover capital expenditures, taxes, interest, and other investments and that it enhances an investor’s understanding of our financial performance. We use Adjusted EBITDA for business planning purposes and in measuring our performance. Our method of computing Adjusted EBITDA is consistent with that used in our debt covenants, specifically in our leverage ratio, and is also routinely reviewed by management for that purpose.
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$42,896	$50,954	$74,801	$88,794
Adjusted for:
Depreciation and amortization of property and equipment	64,688	60,415	131,639	117,342
Amortization of intangibles	4,203	4,203	8,407	8,407
Interest expense	7,567	10,109	16,161	20,497
Derivative interest expense	—	1,111	—	3,904
Interest income	(636)	(591)	(1,387)	(1,178)
Income tax expense	22,472	31,877	35,983	55,568
EBITDA	141,190	158,078	265,604	293,334
Non-cash equity compensation (1)	2,124	1,400	3,541	2,883
Non-cash impairments of non-operating assets (2)	—	—	—	1,480
Adjusted EBITDA	$143,314	$159,478	$269,145	$297,697
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
We operate four reportable segments: Truckload, Dedicated, Swift Refrigerated, and Intermodal. The descriptions of the operations of these reportable segments are described in Note 16 to the consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Consolidating tables for operating revenue and operating income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Operating revenue:
Truckload	$517,593	$555,715	$1,010,115	$1,094,056
Dedicated	237,211	234,213	465,125	451,988
Swift Refrigerated	87,070	97,688	171,755	193,256
Intermodal	90,066	98,507	172,614	188,861
Subtotal	931,940	986,123	1,819,609	1,928,161
Non-reportable segments	99,315	93,869	198,563	185,491
Intersegment eliminations	(19,401)	(20,588)	(38,495)	(39,104)
Consolidated operating revenue	$1,011,854	$1,059,404	$1,979,677	$2,074,548

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Operating income (loss):
Truckload	$50,475	$67,944	$86,762	$124,798
Dedicated	28,449	22,967	52,307	37,312
Swift Refrigerated	4,804	6,117	4,472	10,916
Intermodal	903	1,601	(2,005)	358
Subtotal	84,631	98,629	141,536	173,384
Non-reportable segments	(10,426)	(153)	(14,848)	92
Consolidated operating income	$74,205	$98,476	$126,688	$173,476
Our chief operating decision makers monitor the GAAP results of our reportable segments, as supplemented by certain non-GAAP information. Refer to "Non-GAAP Financial Measures" above for more details. Additionally, we use a number of primary indicators to monitor our revenue and expense performance and efficiency.
Weekly Revenue xFSR per Tractor (monitored monthly) — This is our primary measure of productivity for our Truckload, Dedicated, and Swift Refrigerated segments. Weekly Revenue xFSR per tractor is affected by the following factors, which are typically monitored daily:

•	loaded miles (miles driven when hauling freight);

•	fleet size (because available loads are spread over available tractors);

•	rates received for our services; and

•	network balance (number of loads accepted, compared to available trucks, by market).
We strive to increase our revenue per tractor by improving freight rates with customers, hauling more loads with existing equipment, effectively moving freight, and managing balance within our network, maintaining our tractors, recruiting and retaining Company drivers, and attracting and maintaining contracts with owner-operators.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Deadhead Miles Percentage (monitored daily) — This is calculated by dividing the number of unpaid miles by the total number of miles driven. We monitor deadhead miles percentage in Truckload and Swift Refrigerated, as we strive to reduce our number of deadhead miles within these segments. By balancing our freight flows and planning consecutive loads with shorter distances between the drop-off and pick-up locations, we are able to reduce the percentage of deadhead miles driven to allow for more revenue-generating miles during our drivers’ hours-of-service. This also enables us to reduce wage, fuel, and other costs associated with deadhead miles.
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
The following tables are GAAP to non-GAAP reconciliations for each reportable segment's Adjusted Operating Ratio:
Truckload Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Operating revenue	$517,593	$555,715	$1,010,115	$1,094,056
Less: Fuel surcharge revenue	(43,847)	(70,281)	(80,552)	(139,842)
Revenue xFSR	$473,746	$485,434	$929,563	$954,214

Operating expense	$467,118	$487,771	$923,353	$969,258
Adjusted for: Fuel surcharge revenue	(43,847)	(70,281)	(80,552)	(139,842)
Adjusted operating expense	$423,271	$417,490	$842,801	$829,416
Operating Ratio	90.2%	87.8%	91.4%	88.6%
Adjusted Operating Ratio	89.3%	86.0%	90.7%	86.9%
Dedicated Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Operating revenue	$237,211	$234,213	$465,125	$451,988
Less: Fuel surcharge revenue	(12,501)	(23,256)	(20,620)	(44,898)
Revenue xFSR	$224,710	$210,957	$444,505	$407,090

Operating expense	$208,762	$211,246	$412,818	$414,676
Adjusted for: Fuel surcharge revenue	(12,501)	(23,256)	(20,620)	(44,898)
Adjusted operating expense	$196,261	$187,990	$392,198	$369,778
Operating Ratio	88.0%	90.2%	88.8%	91.7%
Adjusted Operating Ratio	87.3%	89.1%	88.2%	90.8%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Refrigerated Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Operating revenue	$87,070	$97,688	$171,755	$193,256
Less: Fuel surcharge revenue	(9,651)	(14,410)	(17,453)	(28,878)
Revenue xFSR	$77,419	$83,278	$154,302	$164,378

Operating expense	$82,266	$91,571	$167,283	$182,340
Adjusted for: Fuel surcharge revenue	(9,651)	(14,410)	(17,453)	(28,878)
Adjusted operating expense	$72,615	$77,161	$149,830	$153,462
Operating Ratio	94.5%	93.7%	97.4%	94.4%
Adjusted Operating Ratio	93.8%	92.7%	97.1%	93.4%
Intermodal Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Operating revenue	$90,066	$98,507	$172,614	$188,861
Less: Fuel surcharge revenue	(8,305)	(13,664)	(14,997)	(26,754)
Revenue xFSR	$81,761	$84,843	$157,617	$162,107

Operating expense	$89,163	$96,906	$174,619	$188,503
Adjusted for: Fuel surcharge revenue	(8,305)	(13,664)	(14,997)	(26,754)
Adjusted operating expense	$80,858	$83,242	$159,622	$161,749
Operating Ratio	99.0%	98.4%	101.2%	99.8%
Adjusted Operating Ratio	98.9%	98.1%	101.3%	99.8%
Segment Review — Comparison Between the Three Months Ended June 30, 2016 and June 30, 2015
Truckload Segment

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$517,593	$555,715	$(38,122)	(6.9)%
Revenue xFSR	$473,746	$485,434	$(11,688)	(2.4)%
Operating income	$50,475	$67,944	$(17,469)	(25.7)%
Operating Ratio	90.2%	87.8%		2.4%
Adjusted Operating Ratio	89.3%	86.0%		3.3%
Weekly Revenue xFSR per tractor	$3,447	$3,571	$(124)	(3.5)%
Total loaded miles	257,624	261,609	(3,985)	(1.5)%
Deadhead miles percentage	11.9%	11.8%		0.1%
Average operational truck count:
Company	7,609	7,465	144	1.9%
Owner-operator	2,962	2,991	(29)	(1.0)%
Total	10,571	10,456	115	1.1%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Truckload Revenue — The decrease in operating revenue for the three months ended June 30, 2016, as compared to the same period in 2015, consisted of a $26.4 million decrease in fuel surcharge revenue, due to declining fuel prices, and an $11.7 million decrease in Revenue xFSR. The 2.4% decrease in Revenue xFSR reflects the following:

•	1.5% decrease in total loaded miles, and a

•	0.9% decrease in Revenue xFSR per loaded mile.
The decrease in weekly Revenue xFSR per tractor of 3.5% reflects the following:

•	2.6% decrease in loaded miles per tractor per week, and the

•	0.9% decrease in Revenue xFSR per loaded mile, noted above.
Truckload volumes and pricing continued to be challenged with excess industry capacity, excess customer inventories, and depressed shipping demand during the three months ended June 30, 2016. We increased our participation in the spot market to help offset the lack of available freight in certain markets. This helped to balance our network, but negatively affected Revenue xFSR per loaded mile.
Truckload Operating Income — Operating income decreased for the three months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by the factors discussed within "Truckload Revenue," above, and "Truckload Adjusted Operating Ratio," below.
Truckload Adjusted Operating Ratio — Adjusted Operating Ratio increased 330 basis points for the three months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by the decrease in Revenue xFSR, discussed above. As a percentage of Revenue xFSR, salaries, wages, and employee benefits expense increased, primarily due to the company driver wage increase implemented in May 2015, an increase in total miles driven by company drivers, and an increase in group health insurance expenses. Additionally, insurance, and claims, as well as driver hiring expenses increased as a percentage of Revenue xFSR.
Dedicated Segment

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$237,211	$234,213	$2,998	1.3%
Revenue xFSR	$224,710	$210,957	$13,753	6.5%
Operating income	$28,449	$22,967	$5,482	23.9%
Operating Ratio	88.0%	90.2%		(2.2)%
Adjusted Operating Ratio	87.3%	89.1%		(1.8)%
Weekly Revenue xFSR per tractor	$3,586	$3,343	$243	7.3%
Average operational truck count:
Company	3,988	3,983	5	0.1%
Owner-operator	833	871	(38)	(4.4)%
Total	4,821	4,854	(33)	(0.7)%
Dedicated Revenue — The increase in operating revenue for the three months ended June 30, 2016, as compared to the same period in 2015, consisted of a $10.8 million decrease in fuel surcharge revenue, due to declining fuel prices, and a $13.8 million increase in Revenue xFSR. The 6.5% increase in Revenue xFSR was driven by a 7.3% increase in weekly Revenue xFSR per tractor from improved pricing and freight mix.
Dedicated Operating Income — Operating income increased for the three months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by the factors discussed within "Dedicated Revenue," above, and "Dedicated Adjusted Operating Ratio," below.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Dedicated Adjusted Operating Ratio — Adjusted Operating Ratio decreased 180 basis points for the three months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by the increase in Revenue xFSR, discussed above, as well as the segment's continued focus on improving pricing and/or operating efficiency on accounts that were not meeting internal profitability targets. The improvement in Adjusted Operating Ratio was partially offset by an increase in salaries, wages, and employee benefits expense as a percentage of Revenue xFSR, primarily due to the company driver wage increases implemented in 2015, an increase in total miles driven by company drivers, and an increase in group health insurance expenses.
Swift Refrigerated Segment

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$87,070	$97,688	$(10,618)	(10.9)%
Revenue xFSR	$77,419	$83,278	$(5,859)	(7.0)%
Operating income	$4,804	$6,117	$(1,313)	(21.5)%
Operating Ratio	94.5%	93.7%		0.8%
Adjusted Operating Ratio	93.8%	92.7%		1.1%
Weekly Revenue xFSR per tractor	$3,631	$3,418	$213	6.2%
Total loaded miles	41,781	43,215	(1,434)	(3.3)%
Deadhead miles percentage	13.9%	13.9%		—%
Average operational truck count:
Company	1,031	1,283	(252)	(19.6)%
Owner-operator	609	591	18	3.0%
Total	1,640	1,874	(234)	(12.5)%
Swift Refrigerated Revenue — The decrease in operating revenue for the three months ended June 30, 2016, as compared to the same period in 2015, consisted of a $4.8 million decrease in fuel surcharge revenue, due to declining fuel prices, and a $5.9 million decrease in Revenue xFSR. The 7.0% decrease in Revenue xFSR reflects the following:

•	3.7% decrease in Revenue xFSR per loaded mile, and a

•	3.3% decrease in total loaded miles.
We decreased our average operational truck count as part of our continued focus on improving asset utilization. Additionally, the sales and operations departments have worked to increase freight volumes in Swift Refrigerated, with the purpose of improving the quality and quantity of freight hauled. As a result, by June 30, 2016, we were awarded with new freight, which replaced the business from two large customers that we lost in the beginning of 2016. These efforts contributed to an increase in weekly Revenue xFSR per tractor of 6.2%, which was favorably impacted by a 10.5% increase in loaded miles per tractor per week and unfavorably impacted by the decrease in Revenue xFSR per loaded mile, noted above.
Swift Refrigerated Operating Income — Operating income decreased for the three months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by the factors discussed within "Swift Refrigerated Revenue," above, and "Swift Refrigerated Adjusted Operating Ratio," below.
Swift Refrigerated Adjusted Operating Ratio — Adjusted Operating Ratio increased 110 basis points for the three months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by the decrease in Revenue xFSR, discussed above, partially offset by our cost control initiatives, which decreased operating expenses across many categories within Swift Refrigerated.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$90,066	$98,507	$(8,441)	(8.6)%
Revenue xFSR	$81,761	$84,843	$(3,082)	(3.6)%
Operating income	$903	$1,601	$(698)	(43.6)%
Operating Ratio	99.0%	98.4%		0.6%
Adjusted Operating Ratio	98.9%	98.1%		0.8%
Average operational truck count:
Company	422	521	(99)	(19.0)%
Owner-operator	90	95	(5)	(5.3)%
Total	512	616	(104)	(16.9)%
Load count	43,382	46,517	(3,135)	(6.7)%
Average container count	9,150	9,150	—	—%
Intermodal Revenue — The decrease in operating revenue for the three months ended June 30, 2016, as compared to the same period in 2015, consisted of a $5.4 million decrease in fuel surcharge revenue, due to declining fuel prices, and a $3.1 million decrease in Revenue xFSR. The 3.6% decrease in Revenue xFSR reflects the following:

•	6.7% decrease in load count, partially offset by a

•	3.3% increase in Revenue xFSR per load.
The intermodal market continued to be challenging during the three months ended June 30, 2016, as select intermodal providers continued with their attempts to gain volume through aggressive pricing. Bid activity reflected these pressures, as some shippers shifted bid volumes based on low price offers. However, we remained committed to our strategy, only moving appropriately priced freight, aligned with our network.
Intermodal Operating Income — Operating income decreased for the three months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by the factors discussed within "Intermodal Revenue," above, and "Intermodal Adjusted Operating Ratio," below.
Intermodal Adjusted Operating Ratio — Adjusted Operating Ratio increased 80 basis points for the three months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by the decrease in Revenue xFSR, discussed above, partially offset by improved pricing and operational efficiencies.
Non-reportable Segments

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(In thousands)
Operating revenue	$99,315	$93,869	$5,446	5.8%
Operating loss	(10,426)	(153)	(10,273)	6,714.4%
Non-reportable Segments Revenue — Operating revenue within our non-reportable segments increased for the three months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by growth in the logistics business.
Non-reportable Segments Operating Loss — Operating loss increased for the three months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by certain increased expenses in our services provided to owner-operators for insurance, leasing, and maintenance, as well as an increase in litigation accruals.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review — Comparison Between the Six Months Ended June 30, 2016 and June 30, 2015
Truckload Segment

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$1,010,115	$1,094,056	$(83,941)	(7.7)%
Revenue xFSR	$929,563	$954,214	$(24,651)	(2.6)%
Operating income	$86,762	$124,798	$(38,036)	(30.5)%
Operating Ratio	91.4%	88.6%		2.8%
Adjusted Operating Ratio	90.7%	86.9%		3.8%
Weekly Revenue xFSR per tractor	$3,370	$3,516	$(146)	(4.2)%
Total loaded miles	503,761	516,535	(12,774)	(2.5)%
Deadhead miles percentage	12.2%	11.8%		0.4%
Average operational truck count:
Company	7,641	7,400	241	3.3%
Owner-operator	2,969	3,096	(127)	(4.1)%
Total	10,610	10,496	114	1.1%
Truckload Revenue — The decrease in operating revenue for the six months ended June 30, 2016, as compared to the same period in 2015, consisted of a $59.3 million decrease in fuel surcharge revenue, due to declining fuel prices, and a $24.7 million decrease in Revenue xFSR. The 2.6% decrease in Revenue xFSR reflects the following:

•	2.5% decrease in total loaded miles, and a

•	0.1% decrease in Revenue xFSR per loaded mile.
The decrease in weekly Revenue xFSR per tractor of 4.2% reflects the following:

•	4.1% decrease in loaded miles per tractor per week, and the

•	0.1% decrease in Revenue xFSR per loaded mile, noted above.
In the three months ended March 31, 2016, freight volumes were uncharacteristically low. These trends continued into the three months ended June 30, 2016, as Truckload volumes and pricing were challenged with excess industry capacity, excess customer inventories, and depressed shipping demand.
Truckload Operating Income — Operating income decreased for the six months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by the factors discussed within "Truckload Revenue," above, and "Truckload Adjusted Operating Ratio," below.
Truckload Adjusted Operating Ratio — Adjusted Operating Ratio increased 380 basis points for the six months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by the decrease in Revenue xFSR, discussed above. As a percentage of Revenue xFSR, salaries, wages, and employee benefits expense increased, primarily due to the company driver wage increase implemented in May 2015, an increase in total miles driven by company drivers, and an increase in group health insurance expenses. Additionally, the impact of the owner-operator contracted rate increase in May 2015, as well as higher insurance and claims and driver hiring expenses contributed to the increase in Adjusted Operating Ratio.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Dedicated Segment

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$465,125	$451,988	$13,137	2.9%
Revenue xFSR	$444,505	$407,090	$37,415	9.2%
Operating income	$52,307	$37,312	$14,995	40.2%
Operating Ratio	88.8%	91.7%		(2.9)%
Adjusted Operating Ratio	88.2%	90.8%		(2.6)%
Weekly Revenue xFSR per tractor	$3,543	$3,275	$268	8.2%
Average operational truck count:
Company	3,995	3,933	62	1.6%
Owner-operator	830	875	(45)	(5.1)%
Total	4,825	4,808	17	0.4%
Dedicated Revenue — The increase in operating revenue for the six months ended June 30, 2016, as compared to the same period in 2015, consisted of a $24.3 million decrease in fuel surcharge revenue, due to declining fuel prices, and a $37.4 million increase in Revenue xFSR. The 9.2% increase in Revenue xFSR included an 8.2% increase in weekly Revenue xFSR per tractor from improved pricing and freight mix, as well as various new contracts commencing during the last twelve months.
Dedicated Operating Income — Operating income increased for the six months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by the factors discussed within "Dedicated Revenue," above, and "Dedicated Adjusted Operating Ratio," below.
Dedicated Adjusted Operating Ratio — Adjusted Operating Ratio decreased 260 basis points for the six months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by the increase in Revenue xFSR, discussed above, as well as the segment's continued focus on improving pricing and/or operating efficiency on accounts that were not meeting internal profitability targets. The improvement in Adjusted Operating Ratio was partially offset by an increase in salaries, wages, and employee benefits expense as a percentage of Revenue xFSR, primarily due to the company driver wage increases implemented in 2015, an increase in total miles driven by company drivers, and an increase in group health insurance expenses.
Swift Refrigerated Segment

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$171,755	$193,256	$(21,501)	(11.1)%
Revenue xFSR	$154,302	$164,378	$(10,076)	(6.1)%
Operating income	$4,472	$10,916	$(6,444)	(59.0)%
Operating Ratio	97.4%	94.4%		3.0%
Adjusted Operating Ratio	97.1%	93.4%		3.7%
Weekly Revenue xFSR per tractor	$3,494	$3,412	$82	2.4%
Total loaded miles	83,588	85,095	(1,507)	(1.8)%
Deadhead miles percentage	13.9%	14.0%		(0.1)%
Average operational truck count:
Company	1,098	1,273	(175)	(13.7)%
Owner-operator	600	590	10	1.7%
Total	1,698	1,863	(165)	(8.9)%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Refrigerated Revenue — The decrease in operating revenue for the six months ended June 30, 2016, as compared to the same period in 2015, consisted of an $11.4 million decrease in fuel surcharge revenue, due to declining fuel prices, and a $10.1 million decrease in Revenue xFSR. The 6.1% decrease in Revenue xFSR reflects the following:

•	4.3% decrease in Revenue xFSR per loaded mile, and a

•	1.8% decrease in total loaded miles.
Our efforts in increasing freight volumes and improving asset utilization contributed to an increase in weekly Revenue xFSR per tractor of 2.4%, which was favorably impacted by a 7.2% increase in loaded miles per tractor per week and unfavorably impacted by the decrease in Revenue xFSR per loaded mile, noted above.
Swift Refrigerated Operating Income — Operating income decreased for the six months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by the factors discussed within "Swift Refrigerated Revenue," above, and "Swift Refrigerated Adjusted Operating Ratio," below.
Swift Refrigerated Adjusted Operating Ratio — Adjusted Operating Ratio increased 370 basis points for the six months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by the decrease in Revenue xFSR and higher employee benefits expenses, partially offset by our cost control initiatives, which decreased operating expenses across many other categories within Swift Refrigerated.
Intermodal Segment

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$172,614	$188,861	$(16,247)	(8.6)%
Revenue xFSR	$157,617	$162,107	$(4,490)	(2.8)%
Operating (loss) income	$(2,005)	$358	$(2,363)	(660.1)%
Operating Ratio	101.2%	99.8%		1.4%
Adjusted Operating Ratio	101.3%	99.8%		1.5%
Average operational truck count:
Company	448	501	(53)	(10.6)%
Owner-operator	93	91	2	2.2%
Total	541	592	(51)	(8.6)%
Load count	84,379	88,457	(4,078)	(4.6)%
Average container count	9,150	9,150	—	—%
Intermodal Revenue — The decrease in operating revenue for the six months ended June 30, 2016, as compared to the same period in 2015, consisted of an $11.8 million decrease in fuel surcharge revenue, due to declining fuel prices, and a $4.5 million decrease in Revenue xFSR. The 2.8% decrease in Revenue xFSR reflects the following:

•
4.6% decrease in load count. COFC loads decreased slightly, while TOFC loads were progressively ramped down, as we strategically focused on our COFC service. In March 2016, the TOFC service offering was completely eliminated, which we believe will allow for increased operational efficiencies going forward.

•	partially offset by a 1.8% increase in Revenue xFSR per load.
Intermodal Operating (Loss) Income — Intermodal incurred an operating loss of $2.0 million during the six months ended June 30, 2016, as compared to operating income of $0.4 million for the same period in 2015. This was primarily driven by the factors discussed within "Intermodal Revenue," above, and "Intermodal Adjusted Operating Ratio," below.
Intermodal Adjusted Operating Ratio — Adjusted Operating Ratio increased 150 basis points for the six months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by the decrease in Revenue xFSR, discussed above. Additionally, inconsistent volumes resulted in higher rail repositioning costs to maintain network fluidity. Improved pricing and operational efficiencies partially offset the increase in Adjusted Operating Ratio.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-reportable Segments

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(In thousands)
Operating revenue	$198,563	$185,491	$13,072	7.0%
Operating (loss) income	(14,848)	92	(14,940)	(16,239.1)%
Non-reportable Segments Revenue — Operating revenue within our non-reportable segments increased for the six months ended June 30, 2016, as compared to the same period in 2015. This was primarily driven by growth in the logistics business.
Non-reportable Segments Operating (Loss) Income — The non-reportable segments experienced an operating loss in the six months ended June 30, 2016, compared to operating income for the same period in 2015. This was primarily driven by increased expenses in our services provided to owner-operators for insurance, leasing, and maintenance, as well as an increase in litigation accruals.

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
Consolidated Expenses — Comparison Between the Three Months Ended June 30, 2016 and June 30, 2015

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Salaries, wages, and employee benefits	$287,100	$276,326	$10,774	3.9%
% of operating revenue	28.4%	26.1%		2.3%
% of Revenue xFSR	30.7%	29.5%		1.2%
The increase in salaries, wages, and employee benefits was primarily due to an increase in group health insurance expenses, the driver wage increase implemented in May 2015, and a 0.9% increase in total miles driven by company drivers in the three months ended June 30, 2016, compared to the same period in 2015.
The compensation paid to our company drivers and other employees may increase further in future periods as the economy strengthens and other employment alternatives become more available.

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Operating supplies and expenses	$87,220	$91,147	$(3,927)	(4.3)%
% of operating revenue	8.6%	8.6%		—%
% of Revenue xFSR	9.3%	9.7%		(0.4)%
The decrease in operating supplies and expenses was primarily due to lower equipment maintenance costs in the three months ended June 30, 2016, compared to the same period in 2015.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Fuel expense	$87,371	$116,668	$(29,297)	(25.1)%
% of operating revenue	8.6%	11.0%		(2.4)%
% of Revenue xFSR	9.3%	12.5%		(3.2)%
During the three months ended June 30, 2016, the DOE index increased by $0.31 to $2.43, compared to the same period in 2015, when the DOE index remained relatively flat, ending at $2.84. However, fuel prices were lower overall during the three months ended June 30, 2016, which had an average DOE index of $2.30, compared to the same period in 2015, which had an average DOE index of $2.85. The decrease in our fuel expense was the result of declining fuel prices, as well as improved fuel efficiency, partially offset by the increase in total miles driven by company drivers, noted above.

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Purchased transportation expense	$283,602	$294,677	$(11,075)	(3.8)%
% of operating revenue	28.0%	27.8%		0.2%
% of Revenue xFSR	30.3%	31.5%		(1.2)%
Purchased transportation expense includes payments made to owner-operators, rail partners, and other third parties that we use for intermodal drayage and other brokered business. The decrease in the expense was attributed to reduced fuel reimbursements to owner-operators, as a result of declining fuel prices and a 2.2% decrease in miles driven by owner-operators. This was partially offset by increases in owner-operator contracted pay rates, implemented in May 2015, as well as increases in payments to other third parties.
Contracted pay rates for owner-operators and other third-party carriers may increase further in future periods as the economy strengthens and other employment alternatives become more available.

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Insurance and claims	$45,806	$42,206	$3,600	8.5%
% of operating revenue	4.5%	4.0%		0.5%
% of Revenue xFSR	4.9%	4.5%		0.4%
The increase in insurance and claims was predominantly due to negative developments within both prior year and current year claims associated with the owner-operator policies provided under our captive insurance company. Additionally, collision expense related to company equipment increased from the three months ended June 30, 2015 to the three months ended June 30, 2016.

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Rental expense and depreciation and amortization of property and equipment	$121,758	$120,261	$1,497	1.2%
% of operating revenue	12.0%	11.4%		0.6%
% of Revenue xFSR	13.0%	12.8%		0.2%
For analytical purposes only, we combine our rental expense with depreciation and amortization of property and equipment because the mix of our leased versus owned tractors varies from period to period.
Although the combined expense increased, it remained relatively flat as a percentage of Revenue xFSR.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Gain on disposal of property and equipment	$4,963	$10,230	$(5,267)	(51.5)%
% of operating revenue	0.5%	1.0%		(0.5)%
% of Revenue xFSR	0.5%	1.1%		(0.6)%
Gain on disposal of property and equipment is dependent upon the number of tractors and trailers that we have available for trade or sale during the period, execution of those sales, the type of equipment we are selling, and the used equipment market, among other things. The decrease in gain on disposal of property and equipment during the three months ended June 30, 2016, compared to the same period in 2015, was primarily driven by lower gain on disposals of tractors, due to a soft used truck market in the three months ended June 30, 2016, compared to the same period in 2015. This was partially offset by an increase in the volume of trailers sold, as well as a higher average gain per trailer sold in the three months ended June 30, 2016, compared to the same period in 2015.
Other Expenses — The following table summarizes fluctuations in certain non-operating expenses, included in our consolidated income statements, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Interest expense	$7,567	$10,109	$(2,542)	(25.1)%
Derivative interest expense	$—	$1,111	$(1,111)	(100.0)%
Legal settlements and reserves	$3,000	$6,000	$(3,000)	(50.0)%
Income tax expense	$22,472	$31,877	$(9,405)	(29.5)%
Interest Expense — Interest expense is comprised of debt interest expense, amortization of deferred loan costs, and (with respect to the three months ended June 30, 2015) OID. The decrease in interest expense was primarily driven by overall lower debt balances and more favorable interest rates during the three months ended June 30, 2016, largely resulting from replacing the 2014 Agreement with the 2015 Agreement in July 2015.
Derivative Interest Expense — Derivative interest expense reflects losses reclassified from AOCI into net income from the effective portion of cash flow hedges, as well as the income effect of mark-to-market adjustments and current settlements of interest rate swaps, which were de-designated in February 2013. The final settlement of our interest rate swaps occurred in July 2015.
Legal Settlements and Reserves — During the three months ended June 30, 2016, the Company reserved for a $3.0 million expense from a legal matter, which was not associated with our normal business operations.
In June 2015, the Company settled a lawsuit related to a contractual dispute with an ancillary fuel system equipment supplier.  As a result of this settlement, the Company incurred a $6.0 million expense.  The settlement was fully paid subsequent to June 30, 2015.
Income Tax Expense — The effective tax rate for the three months ended June 30, 2016 was 34.4%, which was lower than our expectation of 37.5%. The difference was primarily due to additional Federal income tax credits realized as discrete items during the quarter.
We actively explore various income tax opportunities and file amended income tax returns in order to claim additional income tax benefits which may be realized in future quarters as discrete items. Due to continued income tax credits in our foreign subsidiary we expect the remaining 2016 quarterly GAAP effective tax rate to be approximately 36.5% before discrete items.
The effective tax rate for the three months ended June 30, 2015 was 38.5%, as expected.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Consolidated Expenses — Comparison Between the Six Months Ended June 30, 2016 and June 30, 2015

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Salaries, wages, and employee benefits	$575,733	$537,980	$37,753	7.0%
% of operating revenue	29.1%	25.9%		3.2%
% of Revenue xFSR	31.3%	29.4%		1.9%
The increase in salaries, wages, and employee benefits was primarily due to the driver wage increase implemented in May 2015, a 2.1% increase in total miles driven by company drivers in the six months ended June 30, 2016, compared to the same period in 2015, as well as an increase in group health insurance expenses.

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Operating supplies and expenses	$177,435	$185,351	$(7,916)	(4.3)%
% of operating revenue	9.0%	8.9%		0.1%
% of Revenue xFSR	9.6%	10.1%		(0.5)%
The decrease in operating supplies and expenses was primarily due to lower equipment maintenance costs from milder weather conditions in the six months ended June 30, 2016, compared to the same period in 2015.

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Fuel expense	$162,358	$223,575	$(61,217)	(27.4)%
% of operating revenue	8.2%	10.8%		(2.6)%
% of Revenue xFSR	8.8%	12.2%		(3.4)%
During the six months ended June 30, 2016, the DOE index increased by $0.19 to $2.43, compared to the same period in 2015, when the DOE index decreased by $0.37 to $2.84. However, fuel prices were lower overall during the six months ended June 30, 2016, which had an average DOE index of $2.18, compared to the same period in 2015, which had an average DOE index of $2.88. The decrease in our fuel expense was the result of declining fuel prices, as well as improved fuel efficiency, partially offset by the increase in total miles driven by company drivers, noted above.

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Purchased transportation expense	$550,911	$583,488	$(32,577)	(5.6)%
% of operating revenue	27.8%	28.1%		(0.3)%
% of Revenue xFSR	29.9%	31.9%		(2.0)%
The decrease in purchased transportation expense was attributed to reduced fuel reimbursements to owner-operators, and other third parties, as a result of declining fuel prices and a 3.6% decrease in miles driven by owner-operators. This was partially offset by increases in owner-operator contracted pay rates, implemented in May 2015.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Insurance and claims	$93,516	$86,513	$7,003	8.1%
% of operating revenue	4.7%	4.2%		0.5%
% of Revenue xFSR	5.1%	4.7%		0.4%
The increase in insurance and claims was predominantly due to negative developments within both prior year and current year claims associated with the owner-operator policies provided under our captive insurance company. Additionally, collision expense related to company equipment increased from the six months ended June 30, 2015 to the six months ended June 30, 2016.

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Rental expense and depreciation and amortization of property and equipment	$244,961	$239,163	$5,798	2.4%
% of operating revenue	12.4%	11.5%		0.9%
% of Revenue xFSR	13.3%	13.1%		0.2%
Although the combined expense increased, as a percentage of Revenue xFSR it remained relatively consistent between the six months ended June 30, 2016 and the same period in 2015.

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Gain on disposal of property and equipment	$11,289	$14,162	$(2,873)	(20.3)%
% of operating revenue	0.6%	0.7%		(0.1)%
% of Revenue xFSR	0.6%	0.8%		(0.2)%
At the end of 2015, we had a significant backlog of tractors that we were processing for trade or sale. During the three months ended March 31, 2016, we worked through a majority of the backlog; however, due to the soft used truck market throughout the six months ended June 30, 2016, gain on disposals of tractors was lower than in the six months ended June 30, 2015. This was partially offset by an increase in the volume of trailers sold, as well as a higher average gain per trailer sold in the six months ended June 30, 2016, compared to the same period in 2015.
Other Expenses — The following table summarizes fluctuations in certain non-operating expenses, included in our consolidated income statements, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Interest expense	$16,161	$20,497	$(4,336)	(21.2)%
Derivative interest expense	$—	$3,904	$(3,904)	(100.0)%
Non-cash impairments of non-operating assets	$—	$1,480	$(1,480)	(100.0)%
Legal settlements and reserves	$3,000	$6,000	$(3,000)	(50.0)%
Income tax expense	$35,983	$55,568	$(19,585)	(35.2)%
Interest Expense — Interest expense is comprised of debt interest expense, amortization of deferred loan costs, and (with respect to the six months ended June 30, 2015) OID. The decrease in interest expense was primarily driven by overall lower debt balances and more favorable interest rates during the six months ended June 30, 2016, largely resulting from replacing the 2014 Agreement with the 2015 Agreement in July 2015.

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
Legal Settlements and Reserves — During the six months ended June 30, 2016, the Company reserved for a $3.0 million expense from a legal matter, which was not associated with our normal business operations.
In June 2015, the Company settled a lawsuit related to a contractual dispute with an ancillary fuel system equipment supplier.  As a result of this settlement, the Company incurred a $6.0 million expense.  The settlement was fully paid subsequent to June 30, 2015.
Income Tax Expense — The effective tax rate for the six months ended June 30, 2016 was 32.5%, which was lower than our expectation of 37.5%. The difference was primarily due to certain income tax credits received by our foreign and domestic subsidiaries, as well as a reduction in our uncertain tax position reserve, realized as discrete items.
The effective tax rate for the six months ended June 30, 2015 was 38.5%, as expected.

Liquidity and Capital Resources
Sources of Liquidity
The following table presents our available sources of liquidity as of June 30, 2016 (in thousands):

Source	Amount
Cash and cash equivalents, excluding restricted cash	$118,132
Availability under New Revolver, due July 2020 (1)	418,037
Availability under 2015 RSA, due January 2019 (2)	12,500
Total unrestricted liquidity	$548,669
Cash and cash equivalents – restricted (3)	55,109
Restricted investments, held to maturity, amortized cost (3)	22,766
Total liquidity, including restricted cash and restricted investments	$626,544
____________

(1)
As of June 30, 2016, we had $85.0 million in borrowings under the $600.0 million New Revolver. We additionally had $97.0 million in outstanding letters of credit (discussed below), leaving $418.0 million available under the New Revolver.

(2)	Based on eligible receivables at June 30, 2016, our borrowing base for the 2015 RSA was $312.5 million, while outstanding borrowings were $300.0 million, gross of deferred loan costs.

(3)	Restricted cash and cash equivalents, and restricted short-term investments are primarily held by our captive insurance companies for claims payments.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to owner-operators, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:

•
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet and fund growth in our revenue equipment fleet. We expect net cash capital expenditures to be in the range of $170.0 to $200.0 million for full-year 2016. In addition to this, we expect to continue to obtain a portion of our equipment under operating and capital leases. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.

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

•
Principal and Interest Payments — As of June 30, 2016, we had material debt and capital lease obligations of $1.2 billion, which are discussed under "Material Debt Agreements," below. A significant amount of our cash flows from operations are committed to minimum payments of principal and interest on our debt facilities and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.

•
Letters of Credit — Pursuant to the terms of the 2015 Agreement, our lenders may issue standby letters of credit on our behalf. When we have letters of credit outstanding, it reduces the availability under the $600.0 million New Revolver. Standby letters of credit are typically issued for the benefit of third-party insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities. Our outstanding letters of credit have historically been in the range of approximately $100.0 million to $150.0 million.

•
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. In September 2015, the Board authorized the Company to repurchase up to $100.0 million of its outstanding Class A common stock. We finished our repurchases under this authorization in January 2016. In February 2016, the Board authorized an additional $150.0 million in share repurchases, of which $90.0 million remained available as of June 30, 2016. See further details regarding our share repurchases under Note 12 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information.

Working Capital
As of June 30, 2016 and December 31, 2015, we had a working capital surplus of $293.1 million and $306.7 million, respectively.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Material Debt Agreements
As of June 30, 2016, we had $1.2 billion in material debt obligations at the following carrying values:

•	$592.7 million: New Term Loan A, due July 2020, net of $1.5 million DLC

•	$299.1 million: 2015 RSA outstanding borrowings, due January 2019, net of $0.9 million DLC

•	$250.6 million: Capital lease obligations

•	$85.0 million: New Revolver, due July 2020

•	$5.3 million: Other
As of December 31, 2015, we had $1.4 billion in material debt obligations at the following carrying values:

•	$668.1 million: New Term Loan A, due July 2020, net of $1.7 million DLC

•	$223.9 million: 2015 RSA outstanding borrowings, due January 2019, net of $1.1 million DLC

•	$281.8 million: Capital lease obligations

•	$200.0 million: New Revolver, due July 2020

•	$11.1 million: Other
Key terms and other details regarding our material debt agreements are discussed in Notes 5, 6, and 7 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and is incorporated by reference herein.
Capital and Operating Leases
In addition to our net cash capital expenditures, we enter into lease agreements to acquire revenue equipment, including tractors and trailers. Our tractor and trailer lease acquisitions and terminations were as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Gross value of revenue equipment acquired with:
Capital leases	$—	$85,821
Operating leases	127,809	112,864

Originating value of terminated revenue equipment leases:
Capital leases	$29,610	$8,542
Operating leases	153,223	150,183
Cash Flow Analysis
The following table summarizes our cash flow activities for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

	Six Months Ended June 30,		Favorable (Unfavorable) Cash Flow Variance
	2016	2015
	(In thousands)
Net cash provided by operating activities	$244,016	$248,203	$(4,187)
Net cash provided by (used in) investing activities	5,855	(136,186)	142,041
Net cash used in financing activities	(239,329)	(163,498)	(75,831)

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The $4.2 million decrease in net cash provided by operating activities for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, consisted of:

Unfavorable Cash Flow Variances:

(1)	$46.8 million decrease in operating income, driven by the factors discussed in "Results of Operations — Segment Review" and "Results of Operations — Consolidated Operating and Other Expenses," above.

(2)
$17.3 million decrease in cash flows provided by operating activities, related to changes in accounts receivable. This was primarily associated with timing differences in collections, including slight improvements in average days sales outstanding.

Favorable Cash Flow Variances:

(3)
$27.0 million increase in net cash provided by operating activities related to changes in accounts payable, accrued, and other liabilities. Timing differences in claims payments and payments to vendors contributed approximately 50% and 20%, respectively, to the overall increase. Derivative settlement payments decreased to zero for the six months ended June 30, 2016, contributing another 20%. As discussed above, the final settlement of our interest rate swaps occurred in July 2015.

(4)
$20.3 million decrease in income tax payments during the six months ended June 30, 2016, compared to the same period in 2015. This was due to the decrease in income before income taxes over the comparable six-month periods, an overpayment carryforward from 2015, and benefits from bonus depreciation and employment tax credits, resulting from the "Protecting Americans from Tax Hikes Act," enacted in 2015.

(5)
$9.7 million decrease in interest payments during the six months ended June 30, 2016, compared to the same period in 2015. This was driven by overall lower debt balances and more favorable interest rates during the six months ended June 30, 2016 from replacing the 2014 Agreement with the 2015 Agreement.

(6)	$2.9 million net remaining favorable variance was related to various factors that had an immaterial impact on net cash provided by operating activities.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The $142.0 million change in net cash from investing activities for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, consisted of:

Favorable Cash Flow Variances:

(1)
$97.7 million decrease in capital expenditures due to the timing of lease financing versus cash capital expenditures. Our primary focus in 2016 has been fleet utilization. As such, we did not add net capacity within our truck count during the six months ended June 30, 2016; however, we did replace older revenue equipment with new equipment during the six months ended June 30, 2016. These replacements were funded using operating leases, as compared to the six months ended June 30, 2015, when our revenue equipment additions were funded using a mixture of cash on hand, capital leases, and operating leases.

(2)
$24.7 million increase in proceeds from sale of property and equipment. Tractor sales represented slightly more than half of the increase in proceeds from sales of property and equipment. At the end of 2015, we had a significant backlog of tractors that we were processing for trade or sale, and during the three months ended March 31, 2016, we worked through that backlog. This was the primary contributor to the increase in proceeds from tractor sales for the six months ended June 30, 2016, compared to the same period in 2015. Additionally, the volume of trailer sales increased over the comparable six month periods, further contributing to the total increase in proceeds from the sale of property and equipment.

(3)
$18.8 million favorable change in restricted cash and cash equivalents. Changes in the balance are driven by the amount and timing of future claims payments by our captive insurance companies. The restricted cash and cash equivalents balance remained relatively consistent during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, when it significantly increased.

(4)	$0.8 million net remaining favorable variance was related to various factors that had an immaterial impact on net cash from investing activities.

Unfavorable Cash Flow Variances:
There were no individually significant unfavorable cash flow variances between the six months ended June 30, 2016 and June 30, 2015.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The $75.8 million increase in net cash used in financing activities for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, consisted of:

Favorable Cash Flow Variances:

(1)
$145.0 million favorable cash flow variance related to accounts receivable securitization. During the six months ended June 30, 2016, we received proceeds from advances of $75.0 million under the 2015 RSA, net of repayments. During the six months ended June 30, 2015, we repaid $70.0 million under the 2013 RSA, net of proceeds received from advances.

Unfavorable Cash Flow Variances:

(2)
$90.0 million cash used during the six months ended June 30, 2016 to repurchase shares of our outstanding Class A common stock, pursuant to the Board-authorized share repurchase programs. See further details regarding our share repurchases under Note 12 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information.

(3)
$63.8 million increase in repayments of long-term debt and capital leases. During the six months ended June 30, 2016, we repaid $75.0 million on the New Term Loan A, reflecting $61.7 million in prepayments for the remainder of 2016 through 2017, as well as $13.3 million in scheduled minimum principal payments. During the six months ended June 30, 2015, we repaid $14.0 million in principal payments on the Old Term Loan A and Term Loan B. The remaining variance was attributed to other debt and capital leases.

(4)
$58.0 million increase in net repayments on the revolving line of credit. We repaid $115.0 million and received no proceeds from borrowing under the New Revolver during the six months ended June 30, 2016. During the six months ended June 30, 2015, we repaid $57.0 million and received no proceeds from borrowing under the Old Revolver.

(5)	$9.0 million net remaining unfavorable variance was related to various factors that had an immaterial impact on net cash used in financing activities.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Contractual Obligations
Refer to "Liquidity and Capital Resources," above, and "Off Balance Sheet Arrangements," below, for details on changes in our contractual obligations during the six months ended June 30, 2016. Aside from these items, there were no material changes to the contractual obligations table, which was included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off Balance Sheet Arrangements
Operating Leases — As of June 30, 2016, we leased 8,833 tractors under operating leases, which includes 5,975 company tractors and 2,858 owner-operator tractors financed by the Company. Operating leases have been an important source of financing for our revenue equipment. In accordance with ASC Topic 840, Leases, property and equipment held under operating leases are not reflected on our consolidated balance sheets. All expenses related to operating leases and related liabilities are reflected in our consolidated income statements under "Rental expense." Rental expense was $113.3 million for the six months ended June 30, 2016, compared with $121.8 million in the six months ended June 30, 2015.
Purchase Commitments — As of June 30, 2016, the Company had commitments outstanding to acquire revenue equipment for the remainder of 2016 of approximately $323.2 million ($190.7 million of which were tractor commitments), in 2017 for approximately $190.9 million ($190.9 million of which were tractor commitments), and no purchase commitments for revenue equipment thereafter. The Company has the option to cancel tractor purchase orders with 60 to 90 days' notice prior to the scheduled production, although the notice period has lapsed for 39.7% of the tractor commitments outstanding as of June 30, 2016. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of June 30, 2016, the Company had outstanding purchase commitments of approximately $1.9 million for non-revenue equipment and $0.4 million in purchase commitments for facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

Seasonality
In the truckload industry, results of operations generally show a seasonal pattern. As customers ramp up for the year-end holiday season, the late third quarter and the fourth quarter have historically been the Company's strongest volume periods. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter than the other three quarters. In recent years, the macro consumer buying patterns combined with shippers’ supply chain management, which historically contributed to the fourth quarter "peak" season, continued to evolve. As a result, the Company's fourth quarter 2015, 2014, and 2013 volumes were more evenly distributed throughout the quarter, rather than peaking early in the quarter. In the eastern and mid-western United States, and to a lesser extent in the western United States, the Company's equipment utilization typically declines and operating expenses generally increase during the winter season. This tends to be attributed to declines in fuel efficiency from engine idling and increases in accident frequency, claims, and equipment repairs from severe weather. The Company's revenue is directly related to shippers' available working days. As such, curtailed operations and vacation shutdowns around the holidays may affect the Company's revenue. From time to time, the Company also suffers short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could add volatility to, or harm, the Company's results of operations.

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

Recently Issued Accounting Pronouncements
See Part I, Item 1: Financial Statements in this Quarterly Report on Form 10-Q for the impact of recently issued accounting pronouncements on the Company's consolidated financial statements, as follows:

•	Note 1 for recently issued accounting pronouncements adopted by the Company during the six months ended June 30, 2016.

•	Note 2 for recently issued accounting pronouncements, not yet adopted by the Company as of June 30, 2016.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure from variable interest rates, primarily related to our 2015 Agreement and 2015 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable-rate debt (weighted average variable rate of 1.7% for the six months ended June 30, 2016, compared to 2.3% for the six months ended June 30, 2015). Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $9.8 million.
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, decreased from an average of $2.883 per gallon for the six months ended June 30, 2015 to an average of $2.184 per gallon for the six months ended June 30, 2016. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of June 30, 2016 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 10 of the notes to our consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the period ended June 30, 2016, and is incorporated by reference herein.

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
Cactus II Pledging — In July 2011 and December 2011, Cactus Holding Company II, LLC ("Cactus II"), an entity controlled by Mr. Moyes, pledged 12,023,343 shares of Class B common stock on margin as collateral for loan arrangements entered into by Cactus II and relating to Mr. Moyes. In connection with these December 2011 transactions, Cactus II converted 6,553,253 of the 12,023,343 pledged shares of Class B common stock into shares of Class A common stock on a one-for-one basis. During 2012, the Moyes Affiliates converted an additional 1,068,224 shares of Class B common stock to Class A common stock and sold 4,831,878 of these pledged Class A shares to a counter-party pursuant to a sale and repurchase agreement with a full recourse obligation to repurchase the securities at the same price on the fourth anniversary of sale. This sale and repurchase agreement was replaced in May 2014 with a similar sale and repurchase agreement covering 6,761,400 shares. On May 18, 2016 the maturity of this agreement was extended to May 30, 2017. On May 18, 2016, 1,951,006 shares of Class A common stock and 5,054,978 shares of Class B common stock previously pledged on margin for collateral for loan arrangements were transferred to a new VPF agreement as described below. On July 20, 2016, Cactus Holding II pledged an incremental 1,863,140 shares as collateral for a new loan arrangement. As of August 2, 2016, the Moyes Affiliates had pledged on margin a total of 4,130,112 shares, of which 2,243,252 were Class B and 1,886,860 were Class A common stock. These pledged shares could cause Mr. Moyes’ interest to conflict with the interests of our other stockholders and could result in the future sale of such shares. Such sales could adversely affect the trading price or otherwise disrupt the market for our Class A common stock.
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
Amended M Capital II VPF and Cactus VPFs — On October 30, 2015, M Capital II and another Moyes Affiliate, Cactus Holding I, entered into the Amended M Capital II VPF and the Cactus VPF, respectively. The purposes of these two VPF contracts were to (i) extend the maturity date of M Capital II’s then-existing VPF with Citibank N.A. (discussed above) and (ii) generate cash proceeds for the repayment of certain stock-secured obligations of Cactus Holding II, a Moyes Affiliate, and thereby effect the release of certain shares of Class B Common Stock pledged in connection with the same.
Cactus Holding I entered into the Cactus VPF contract in respect of 3,300,000 shares of the Company's Class B Common Stock, which were pledged by Cactus Holding I as security for its obligations under the Cactus VPF contract. Under the Cactus VPF contract, Cactus Holding I is required to deliver to Citigroup Global Markets Inc. ("CGMI") a variable amount of stock or cash during a three trading day period at the maturity of the contract on November 21, 2016 through November 24, 2016 (later extended to November 25, 2016). In connection with the Cactus VPF contract, Cactus Holding I received $48.3 million from CGMI (including the $18.5 million noted in the paragraph below).

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

In connection with the Amended M Capital II VPF, M Capital II paid Citibank N.A $18.5 million. The source of these funds was a cash payment from CGMI in connection with the Cactus VPF Contract. Under the Amended M Capital II VPF contract, M Capital II is required to deliver to Citibank N.A. a variable amount of stock or cash during a three trading day period at the maturity of the contract on November 21, 2016 through November 24, 2016 (later extended to November 25, 2016). The number of shares of the Company's Class B Common Stock subject to the Amended M Capital VPF remains unchanged at 13,700,000.
On May 18, 2016, M Capital II terminated its VPF covering 12,294,016 shares of Class A Common Stock, and entered into a new VPF covering the same number of shares of Class A Common Stock. The new VPF requires M Capital II to deliver a variable amount of Class A Common Stock, up to a maximum of 12,294,016 shares, or an equivalent amount of cash, upon maturity dates occurring on May 26 through May 31, 2017. The new VPF is collateralized by 12,294,016 shares of Class B Common Stock.
On the same date, Cactus Holding I entered into a new VPF covering 7,005,984 shares of Class A Common Stock. The new VPF requires Cactus Holding I to deliver a variable amount of Class A Common Stock, up to a maximum of 7,005,984 shares, or an equivalent amount of cash, upon maturity dates occurring on May 26 through May 31, 2017. The new VPF is collateralized by an aggregate of 7,005,984 shares of Class A Common Stock and Class B Common Stock which were previously pledged on margin.
The VPF contracts allow Mr. Moyes and the Moyes Affiliates to retain the same number of shares and voting percentage as they had prior to these VPF contracts. In addition, Mr. Moyes and the Moyes Affiliates are able to participate in any price appreciation of the Company’s common stock within certain levels.
In connection with the VPF transactions described above, an aggregate of 34,348,994 shares of Class B Common Stock and 1,951,006 shares of Class A Common Stock are collateralized to secure M Capital II’s and Cactus Holding I's respective obligations under the VPF transactions. As these shares are not pledged to secure a loan on margin, they are not subject to the securities trading policy limitation discussed below. Although M Capital II and Cactus Holding I, respectively, may settle their obligations under the VPF transactions in cash, any or all of the collateralized Class B Common Stock shares could be converted into Class A common stock and any of the collateralized shares delivered on such dates to settle such obligations. Such transfers of our common stock, or the perception that they may occur, may have an adverse effect on the trading price of our Class A common stock and may create conflicts of interest for Mr. Moyes.
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
In October 2015, our CEO informed the Company that due to the drop in the stock price he had pledged additional shares of Company stock on margin in August and September 2015, in contravention of the STP, and that the percentage of family stock holdings pledged on margin was in excess of the 15% limit. He was precluded from selling shares during this time because he was in possession of material non-public information.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

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
The Company's stock price volatility has continued in December 2015 and necessitated Mr. Moyes to increase the level of Company stock pledged on margin; thereby exceeding the 15% limit. Taking into account various competing concerns, on December 18, 2015, the Board determined to waive compliance with the 15% limit (but not the 20% limit) through December 31, 2016 to allow Mr. Moyes to reduce the margin position in an orderly manner.
After giving effect to the amendments and waivers discussed above, the current STP provides that directors, senior executive officers (including the CEO) and compliance officers are not permitted to pledge more than 20% of their family stock holdings for margin loans through December 31, 2016, reducing to 15% of family stock holdings through December 31, 2017 and 10% of family stock holdings after January 1, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table shows our purchases of our common stock and the remaining amounts we are authorized to repurchase for each period in the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value That May Yet be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	849,035	$17.67	849,035	$120,000,025
May 1, 2016 to May 31, 2016	1,979,247	$15.16	1,979,247	$90,000,036
June 1, 2016 to June 30, 2016	—	$—	—	$90,000,036
Total	2,828,282	$15.91	2,828,282	$90,000,036

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	By-laws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SWIFT TRANSPORTATION COMPANY

Date:	August 2, 2016	/s/ Jerry Moyes
Jerry Moyes
Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2016	/s/ Virginia Henkels
Virginia Henkels
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)