Form 10-Q
period 2016-09-30
SWIFT TRANSPORTATION Co
filed 2016-11-01
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-Q
  _____________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant’s Class A common stock as of October 25, 2016 was 82,629,985 and the number of outstanding shares of the registrant’s Class B common stock as of October 25, 2016 was 49,741,938.

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

2007 Transactions
In April 2007, Jerry Moyes and his wife contributed their ownership of all of the issued and outstanding shares of IEL to Swift Corporation in exchange for additional Swift Corporation shares. In May 2007, the Moyes Affiliates (defined below), contributed their shares of Swift Transportation Co., Inc. common stock to Swift Corporation in exchange for additional Swift Corporation shares. Swift Corporation then completed its acquisition of Swift Transportation Co., Inc. through a merger on May 10, 2007, thereby acquiring the remaining outstanding shares of Swift Transportation Co., Inc. common stock. Upon completion of the 2007 Transactions, Swift Transportation Co., Inc. became a wholly-owned subsidiary of Swift Corporation. At the close of the market on May 10, 2007, the common stock of Swift Transportation Co., Inc. ceased trading on NASDAQ.

2010 METS	Mandatory Common Exchange Securities issued by Jerry Moyes and the Moyes Affiliates in 2010.
2013 RSA
Second Amended and Restated Receivables Sale Agreement, entered into in 2013 by SRCII (defined below), with unrelated financial entities, "The Purchasers." The 2013 RSA was later replaced by the 2015 RSA.

2015 RSA	Third Amendment to Amended and Restated Receivables Sale Agreement, entered into in 2015 by SRCII (defined below), with unrelated financial entities, "The Purchasers"
2014 Agreement	The Company's Third Amended and Restated Credit Agreement, replaced by the 2015 Agreement
2015 Agreement	The Company's Fourth Amended and Restated Credit Agreement
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Swift's Board of Directors
COFC	Container on Flat Car
CSA	Compliance Safety Accountability
Deadhead	Tractor movement without hauling freight (unpaid miles driven)
DLC	Deferred Loan Cost
DOE	United States Department of Energy
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization (a non-GAAP measure)
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
GAAP	United States Generally Accepted Accounting Principles
IEL	Interstate Equipment Leasing, LLC (formerly Interstate Equipment Leasing, Inc.)
IPO	Initial Public Offering

Table of Contents

SWIFT TRANSPORTATION COMPANY

GLOSSARY OF TERMS — CONTINUED
The following glossary provides definitions for certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
LIBOR	London InterBank Offered Rate
Moyes Affiliates	Jerry Moyes, The Jerry and Vickie Moyes Family Trust dated December 11, 1987, and various Moyes children’s trusts
NASDAQ	National Association of Securities Dealers Automated Quotations
New Revolver	Revolving line of credit under the 2015 Agreement
New Term Loan A	The Company's first lien term loan A under the 2015 Agreement
NLRB	National Labor Relations Board
OID	Original Issue Discount
Old Revolver	Revolving line of credit under the 2014 Agreement
Old Term Loan A	The Company's first lien term loan A under the 2014 Agreement
QTD	Quarter-to-date, or three months ended
Revenue xFSR	Revenue, Excluding Fuel Surcharge Revenue
SEC	United States Securities and Exchange Commission
SRCII	Swift Receivables Company II, LLC
The Purchasers	Unrelated financial entities in the 2013 RSA and 2015 RSA, which were accounts receivable securitization agreements entered into by SRCII
Term Loan B	The Company's first lien term loan B under the 2014 Agreement
TOFC	Trailer on Flat Car
VPF	Variable Prepaid Forward (contract)
YTD	Year-to-date, or nine months ended

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$71,258	$107,590
Cash and cash equivalents – restricted	59,487	55,241
Restricted investments, held to maturity, amortized cost	22,864	23,215
Accounts receivable, net	403,895	422,421
Income tax refund receivable	9,987	11,664
Inventories and supplies	16,264	18,426
Assets held for sale	11,830	9,084
Prepaid taxes, licenses, insurance, and other	50,669	48,149
Current portion of notes receivable	7,668	9,817
Total current assets	653,922	705,607
Property and equipment, at cost:
Revenue and service equipment	2,233,507	2,278,618
Land	131,693	131,693
Facilities and improvements	278,291	269,769
Furniture and office equipment	110,996	99,519
Total property and equipment	2,754,487	2,779,599
Less: accumulated depreciation and amortization	(1,200,613)	(1,128,499)
Net property and equipment	1,553,874	1,651,100
Other assets	22,664	26,585
Intangible assets, net	270,508	283,119
Goodwill	253,256	253,256
Total assets	$2,754,224	$2,919,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,087	$121,827
Accrued liabilities	132,918	97,313
Current portion of claims accruals	78,478	84,429
Current portion of long-term debt	799	35,514
Current portion of capital lease obligations	71,988	59,794
Total current liabilities	422,270	398,877
Revolving line of credit	50,000	200,000
Long-term debt, less current portion	593,263	643,663
Capital lease obligations, less current portion	176,871	222,001
Claims accruals, less current portion	155,317	149,281
Deferred income taxes	438,369	463,832
Accounts receivable securitization	299,196	223,927
Other liabilities	6,699	959
Total liabilities	2,141,985	2,302,540
Commitments and Contingencies (Notes 9 and 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; authorized 500,000,000 shares; 82,615,248 and 87,808,801 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	826	878
Class B common stock, par value $0.01 per share; authorized 250,000,000 shares; 49,741,938 and 50,991,938 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	497	510
Additional paid-in capital	690,317	754,589
Accumulated deficit	(79,503)	(139,033)
Accumulated other comprehensive income	—	81
Noncontrolling interest	102	102
Total stockholders’ equity	612,239	617,127
Total liabilities and stockholders’ equity	$2,754,224	$2,919,667
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Operating revenue:
Revenue, excluding fuel surcharge revenue	$929,732	$954,974	$2,772,054	$2,785,737
Fuel surcharge revenue	83,494	109,999	220,849	353,784
Operating revenue	1,013,226	1,064,973	2,992,903	3,139,521
Operating expenses:
Salaries, wages, and employee benefits	293,098	283,767	868,831	821,747
Operating supplies and expenses	113,750	102,719	291,185	288,070
Fuel	90,464	103,023	252,822	326,598
Purchased transportation	280,041	299,866	830,952	883,354
Rental expense	57,004	59,088	170,326	180,909
Insurance and claims	47,372	52,877	140,888	139,390
Depreciation and amortization of property and equipment	67,245	66,852	198,884	184,194
Amortization of intangibles	4,204	4,204	12,611	12,611
Gain on disposal of property and equipment	(5,620)	(9,825)	(16,909)	(23,987)
Communication and utilities	7,130	8,236	20,977	23,134
Operating taxes and licenses	18,685	19,245	55,795	55,104
Total operating expenses	973,373	990,052	2,826,362	2,891,124
Operating income	39,853	74,921	166,541	248,397
Other expenses (income):
Interest expense	7,384	9,130	23,545	29,627
Derivative interest expense	—	68	—	3,972
Interest income	(624)	(647)	(2,011)	(1,825)
Loss on debt extinguishment	—	9,567	—	9,567
Non-cash impairments of non-operating assets	—	—	—	1,480
Legal settlements and reserves	—	—	3,000	6,000
Other income, net	(1,223)	(752)	(3,093)	(2,341)
Total other expenses (income), net	5,537	17,366	21,441	46,480
Income before income taxes	34,316	57,555	145,100	201,917
Income tax expense	10,292	21,274	46,275	76,842
Net income	$24,024	$36,281	$98,825	$125,075
Basic earnings per share	$0.18	$0.25	$0.73	$0.88
Diluted earnings per share	$0.18	$0.25	$0.73	$0.87
Shares used in per share calculations:
Basic	132,930	142,801	134,622	142,535
Diluted	134,462	144,132	136,227	144,238
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$24,024	$36,281	$98,825	$125,075
Accumulated losses on derivatives reclassified to derivative interest expense	—	69	—	3,886
Other	—	—	(81)	—
Other comprehensive income (loss) before income taxes	—	69	(81)	3,886
Income tax effect of items within other comprehensive income (loss)	—	—	—	(1,469)
Other comprehensive income (loss), net of income taxes	—	69	(81)	2,417
Total comprehensive income	$24,024	$36,350	$98,744	$127,492
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balances, December 31, 2015	87,808,801	$878	50,991,938	$510	$754,589	$(139,033)	$81	$102	$617,127
Common stock issued under stock plans	785,416	8			5,167				5,175
Stock-based compensation expense					4,691				4,691
Excess tax benefit from stock-based compensation					547				547
Shares issued under employee stock purchase plan	63,941	—			955				955
Repurchase and cancellation of Class A common stock	(7,292,910)	(73)			(75,632)	(39,295)			(115,000)
Conversion of Class B common stock to Class A common stock	1,250,000	13	(1,250,000)	(13)					—
Net income						98,825			98,825
Other comprehensive income (loss), net of income taxes							(81)		(81)
Balances, September 30, 2016	82,615,248	$826	49,741,938	$497	$690,317	$(79,503)	$—	$102	$612,239
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$98,825	$125,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	211,495	196,805
Amortization of debt issuance costs, original issue discount, and other	996	5,574
Gain on disposal of property and equipment, less write-off of totaled tractors	(14,797)	(21,974)
Impairments	—	1,480
Deferred income taxes	(25,670)	(8,106)
Provision for (reduction of) losses on accounts receivable	(2,626)	5,348
Non-cash loss on debt extinguishment and write-offs of deferred financing costs and original issue discount	—	9,567
Stock-based compensation expense	4,691	4,618
Excess tax benefit from stock-based compensation	(547)	(2,200)
Income effect of mark-to-market adjustment of interest rate swaps	—	87
Increase (decrease) in cash resulting from changes in:
Accounts receivable	21,152	25,328
Inventories and supplies	2,162	(102)
Prepaid expenses and other current assets	(843)	(1,197)
Other assets	2,682	6,583
Accounts payable, and accrued and other liabilities	31,313	10,336
Net cash provided by operating activities	328,833	357,222
Cash flows from investing activities:
Increase in cash and cash equivalents – restricted	(4,246)	(12,832)
Proceeds from maturities of investments	23,869	23,965
Purchases of investments	(23,737)	(22,710)
Proceeds from sale of property and equipment	96,228	76,545
Capital expenditures	(141,269)	(260,858)
Payments received on notes receivable	4,763	3,137
Expenditures on assets held for sale	(24,784)	(19,777)
Payments received on assets held for sale	18,459	8,019
Payments received on equipment sale receivables	—	293
Net cash used in investing activities	(50,717)	(204,218)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(131,125)	(954,561)
Proceeds from long-term debt	—	684,504
Net (repayments) borrowings on revolving line of credit	(150,000)	143,000
Borrowings under accounts receivable securitization	100,000	65,000
Repayment of accounts receivable securitization	(25,000)	(149,000)
Payment of deferred loan costs	—	(3,240)
Proceeds from common stock issued	6,130	7,667
Repurchases of Class A common stock	(115,000)	—
Excess tax benefit from stock-based compensation	547	2,200
Net cash used in financing activities	(314,448)	(204,430)
Net decrease in cash and cash equivalents	(36,332)	(51,426)
Cash and cash equivalents at beginning of period	107,590	105,132
Cash and cash equivalents at end of period	$71,258	$53,706
 See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22,818	$37,254
Income taxes	67,058	77,335
Non-cash investing activities:
Equipment purchase accrual	$29,813	$11,801
Notes receivable from sale of assets	1,416	5,618
Equipment sales receivables	—	5
Non-cash financing activities:
Capital lease additions	$12,811	$142,937
Accrued deferred loan costs	—	250
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
Description of Business
Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. As of September 30, 2016, the Company's fleet of revenue equipment included 19,157 tractors (comprised of 14,380 company tractors and 4,777 owner-operator tractors), 62,727 trailers, and 9,131 intermodal containers. The Company’s four reportable segments are Truckload, Dedicated, Swift Refrigerated, and Intermodal.
Seasonality
In the truckload industry, results of operations generally show a seasonal pattern. As customers ramp up for the year-end holiday season, the late third quarter and fourth quarter have historically been the Company's strongest volume periods. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower-volume quarter than the other three quarters. In recent years, the macro consumer buying patterns combined with shippers’ supply chain management, which historically contributed to the fourth quarter "peak" season, continued to evolve. As a result, the Company's fourth quarter 2015, 2014, and 2013 volumes were more evenly distributed throughout the quarter, rather than peaking early in the quarter. In the eastern and mid-western United States, and to a lesser extent in the western United States, the Company's equipment utilization typically declines and operating expenses generally increase during the winter season. This tends to be attributed to declines in fuel efficiency from engine idling and increases in accident frequency, claims, and equipment repairs from severe weather. The Company's revenue is directly related to shippers' available working days. As such, curtailed operations and vacation shutdowns around the holidays may affect the Company's revenue. From time to time, the Company also suffers short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could add volatility to, or harm, the Company's results of operations.
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
Change in Accounting Estimate
In August 2016, the Company decreased the estimated residual values of a certain group of its tractors, given recent trends in the used tractor market.  Management prospectively accounted for this as a change in accounting estimate.  This increased "Depreciation and amortization of property and equipment" in the consolidated income statements by approximately $3.6 million for the three and nine months ended September 30, 2016, which immaterially affected basic and diluted earnings per share.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The Company adopted this guidance at the beginning of 2016. Accordingly, DLCs, except for those associated with the Company’s New Revolver, are presented as direct deductions from the face amount of the related debt. The Company retrospectively adjusted the December 31, 2015 consolidated balance sheet to align with the current period presentation, as follows:

	December 31, 2015
Financial Statement Caption	Unadjusted Consolidated Balance Sheet	Reclassification Adjustments	Adjusted Consolidated Balance Sheet
	(In thousands)
ASSETS:
Other assets	$29,353	$(2,768)	$26,585
LIABILITIES:
Current portion of long-term debt	$35,582	$(68)	$35,514
Long-term debt, less current portion	645,290	(1,627)	643,663
Accounts receivable securitization	225,000	(1,073)	223,927

Note 2 — Recently Issued Accounting Pronouncements
The following table presents accounting pronouncements recently issued by FASB, but not yet adopted by the Company.

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
August 2016	2016-15: Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments
This ASU has several amendments, which are designed to reduce existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU addresses eight specific cash flow issues, of which the following are expected to be applicable to Swift: 1) debt prepayment and extinguishment costs, 2) proceeds from settlement of insurance claims, 3) proceeds from settlement of corporate-owned life insurance policies, 4) beneficial interests in securitization transactions, and 5) separately identifiable cash flows and application of the predominance principle.
			January 2018, Retrospective	Currently under evaluation; not expected to be material.
June 2016	2016-13: Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments
The purpose of this ASU is to amend the current incurred loss impairment methodology with a new methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to inform credit loss estimates. This is the final credit accounting standard, out of a series, with detailed guidance on the new loss reserve model, Current Expected Credit Loss ("CECL"). Among other provisions, the amendments in the ASU require a financial asset (or group of assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Entities are no longer required to wait until a loss is probable to record it.
			January 2020, Adoption method varies by amendment	Currently under evaluation; not expected to be material.
May 2016	2016-12: Revenue from Contracts with Customers (Topic 606) – Narrow-scope Improvements and Practical Expedients
The amendments in this ASU clarify certain aspects regarding the collectibility criterion, sales taxes collected from customers, noncash consideration, contract modifications, and completed contracts at transition. It additionally clarifies that retrospective application only requires disclosure of the accounting change effect on prior periods presented, not on the period of adoption.
			January 2018, Modified retrospective	Impact of ASC Topic 606 overall is currently under evaluation; may be material, but not yet quantifiable.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
April 2016	2016-10: Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing
The amendments in this ASU clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments do not change the core principle of the guidance.
			January 2018, Modified retrospective	Impact of ASC Topic 606 overall is currently under evaluation; may be material, but not yet quantifiable.
March 2016	2016-08: Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations, but do not change the core principle of the guidance.
			January 2018, Modified retrospective	Impact of ASC Topic 606 overall is currently under evaluation; may be material, but not yet quantifiable.
March 2016	2016-09: Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-based Payment Accounting
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

Note 3 — Restricted Investments
The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company’s restricted investments:

	September 30, 2016
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
United States corporate securities	$16,483	$1	$(8)	$16,476
Municipal bonds	4,956	—	(6)	4,950
Negotiable certificate of deposits	1,425	—	—	1,425
Restricted investments, held to maturity	$22,864	$1	$(14)	$22,851

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	December 31, 2015
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
United States corporate securities	$16,686	$2	$(27)	$16,661
Municipal bonds	4,904	1	(1)	4,904
Negotiable certificate of deposits	1,625	—	—	1,625
Restricted investments, held to maturity	$23,215	$3	$(28)	$23,190
Refer to Note 15 for additional information regarding fair value measurements of restricted investments.
As of September 30, 2016, the contractual maturities of the restricted investments were one year or less. There were 44 securities and 36 securities that were in an unrealized loss position for less than twelve months as of September 30, 2016 and December 31, 2015, respectively. The Company did not recognize any impairment losses for the three or nine months ended September 30, 2016 or 2015.

Note 4 — Goodwill and Other Intangible Assets
There were no goodwill impairments recorded during the three or nine months ended September 30, 2016 or 2015. Other intangible asset balances were as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Customer Relationships:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(185,853)	(173,242)
Customer relationships, net	89,471	102,082
Trade Name:
Gross carrying value	181,037	181,037
Intangible assets, net	$270,508	$283,119
The following table presents amortization of intangible assets related to the 2007 Transactions and intangible assets existing prior to the 2007 Transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Amortization of intangible assets related to the 2007 Transactions	$3,912	$3,912	$11,736	$11,736
Amortization related to intangible assets existing prior to the 2007 Transactions	292	292	875	875
Amortization of intangibles	$4,204	$4,204	$12,611	$12,611

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
As of September 30, 2016 and December 31, 2015, interest accrued on the aggregate principal balance at a rate of 1.1% and 1.0%, respectively. Program fees and unused commitment fees are recorded in interest expense in the Company's consolidated income statements. The Company incurred program fees of $1.2 million related to the 2015 RSA and $0.8 million related to the 2013 RSA, during the three months ended September 30, 2016 and 2015, respectively. The Company incurred program fees of $3.1 million related to the 2015 RSA and $2.7 million related to the 2013 RSA, during the nine months ended September 30, 2016 and 2015, respectively.
The 2015 RSA is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the Purchasers in the facility and are unavailable to satisfy claims of the Company and its subsidiaries.

Note 6 — Debt and Financing
Other than the Company’s accounts receivable securitization, as discussed in Note 5, and its outstanding capital lease obligations as discussed in Note 8, the Company's long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
2015 Agreement: New Term Loan A, due July 2020, net of $1,431 and $1,695 DLCs as of September 30, 2016 and December 31, 2015, respectively (1)	$592,819	$668,055
Other	1,243	11,122
Long-term debt	594,062	679,177
Less: current portion of long-term debt, net of $0 and $68 DLCs as of September 30, 2016 and December 31, 2015, respectively	(799)	(35,514)
Long-term debt, less current portion	$593,263	$643,663

	September 30, 2016	December 31, 2015
	(In thousands)
Long-term debt	$594,062	$679,177
Revolving line of credit, due July 2020 (1) (2)	50,000	200,000
Long-term debt, including revolving line of credit	$644,062	$879,177
____________

(1)	Refer to Note 15 for information regarding the fair value of long-term debt.

(2)
The Company additionally had outstanding letters of credit, primarily related to workers' compensation and self-insurance liabilities of $97.0 million and $95.0 million under the New Revolver at September 30, 2016 and December 31, 2015, respectively.

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
The following table presents the key terms of the 2015 Agreement:

Description	New Term Loan A	New Revolver (2)
	(Dollars in thousands)
Maximum borrowing capacity	$680,000	$600,000
Final maturity date	July 27, 2020	July 27, 2020
Interest rate base	LIBOR	LIBOR
LIBOR floor	—%	—%
Interest rate minimum margin (1)	1.50%	1.50%
Interest rate maximum margin (1)	2.25%	2.25%
Minimum principal payment – amount (3)	$6,625	$—
Minimum principal payment – frequency	Quarterly	Once
Minimum principal payment – commencement date (3)	December 31, 2015	July 27, 2020
____________

(1)
The interest rate margin for the New Term Loan A and New Revolver is based on the Company's consolidated leverage ratio. As of September 30, 2016, interest accrued at 2.03% on the New Term Loan A and 2.03% on the New Revolver. As of December 31, 2015, interest accrued at 2.12% on the New Term Loan A and 2.08% on the New Revolver.

(2)
The commitment fee for the unused portion of the New Revolver is based on the Company's consolidated leverage ratio and ranges from 0.25% to 0.35%. As of September 30, 2016, commitment fees on the unused portion of the New Revolver accrued at 0.25% and outstanding letter of credit fees accrued at 1.50%. As of December 31, 2015, commitment fees on the unused portion of the New Revolver accrued at 0.25% and outstanding letter of credit fees accrued at 1.75%.

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
Borrowings under the 2015 Agreement are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Central Refrigerated Transportation, LLC and its subsidiaries, Swift Transportation Co., LLC and its domestic subsidiaries (other than its captive insurance subsidiaries, driver academy subsidiary, and its bankruptcy-remote special purpose subsidiary).
Loss on Debt Extinguishment
The Company incurred no losses on debt extinguishment during the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, the Company incurred $9.6 million in losses on debt extinguishment reflecting the write-off of the unamortized OID and deferred financing fees related to the 2014 Agreement, which was replaced by the 2015 Agreement.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Deferred Loan Costs
As discussed in Note 1, DLCs related to the Company's New Term Loan A and accounts receivable securitization are now netted against the face amount of the debt, pursuant to the amendments in ASU 2015-03. DLCs related to the New Revolver are reported in "Other assets." The following table presents the classification of DLCs in the Company's consolidated balance sheets:

	September 30, 2016	December 31, 2015
	(In thousands)
ASSETS:
Other assets	$1,251	$1,496
LIABILITIES:
Current portion of long-term debt	—	68
Long-term debt, less current portion	1,431	1,627
Accounts receivable securitization	804	1,073
Total DLCs	$3,486	$4,264

Note 8 — Leases
The Company finances a portion of its revenue equipment under capital and operating leases and certain terminals under operating leases.
Capital Leases (as Lessee) — The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term. Certain leases contain renewal or fixed price purchase options. The present value of obligations under capital leases is included under "Current portion of capital lease obligations" and "Capital lease obligations, less current portion" in the consolidated balance sheets. As of September 30, 2016, the leases were collateralized by revenue equipment with a cost of $326.2 million and accumulated amortization of $91.5 million. As of December 31, 2015, the leases were collateralized by revenue equipment with a cost of $357.8 million and accumulated amortization of $90.1 million. Amortization of the equipment under capital leases is included in "Depreciation and amortization of property and equipment" in the Company’s consolidated income statements.
Operating Leases (as Lessee) — Rent expense related to operating leases was $57.0 million and $59.1 million for the three months ended September 30, 2016 and 2015, respectively. Rent expense related to operating leases was $170.3 million and $180.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 9 — Purchase Commitments
As of September 30, 2016, the Company's outstanding commitments to acquire revenue equipment were as follows:

•	remainder of 2016: $174.3 million ($103.2 million of which were tractor commitments),

•	year-ended December 31, 2017: $190.9 million ($190.9 million of which were tractor commitments), and

•	thereafter: none.
The Company has the option to cancel tractor purchase orders with 60 to 90 days' notice prior to the scheduled production, although the notice period has lapsed for 35.1% of the tractor commitments outstanding as of September 30, 2016. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment, and cash flows from operations.

As of September 30, 2016, the Company had $0.3 million in outstanding purchase commitments for non-revenue equipment and no purchase commitments for facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
Arizona Owner-operator Class Action Litigation
On January 30, 2004, a class action lawsuit was filed by Leonel Garza on behalf of himself and all similarly-situated persons against Swift Transportation: Garza v. Swift Transportation Co., Inc., Case No. CV7-472 (the "Garza Complaint"). The putative class originally involved certain owner-operators who contracted with the Company under a 2001 Contractor Agreement that was in place for one year. The putative class is alleging that the Company should have reimbursed owner-operators for actual miles driven rather than the contracted and industry standard remuneration based upon dispatched miles. The trial court denied the plaintiff’s petition for class certification. The plaintiff appealed and on August 6, 2008, the Arizona Court of Appeals issued an unpublished Memorandum Decision reversing the trial court’s denial of class certification and remanding the case back to the trial court. On November 14, 2008, the Company filed a petition for review to the Arizona Supreme Court regarding the issue of class certification as a consequence of the denial of the Motion for Reconsideration by the Court of Appeals. On March 17, 2009, the Arizona Supreme Court granted the Company’s petition for review, and on July 31, 2009, the Arizona Supreme Court vacated the decision of the Court of Appeals, opining that the Court of Appeals lacked automatic appellate jurisdiction to reverse the trial court’s original denial of class certification and remanded the matter back to the trial court for further evaluation and determination. Thereafter, the plaintiff renewed the motion for class certification and expanded it to include all persons who were employed by Swift as employee drivers or who contracted with Swift as owner-operators on or after January 30, 1998, in each case who were compensated by reference to miles driven. On November 4, 2010, the Maricopa County trial court entered an order certifying a class of owner-operators and expanding the class to include employees. Upon certification, the Company filed a motion to compel arbitration, as well as filing numerous motions in the trial court urging dismissal on several other grounds including, but not limited to the lack of an employee as a class representative, and the named owner-operator class representative only contracted with the Company for a three-month period under a one-year contract that no longer exists. In addition to these trial court motions, the Company also filed a petition for special action with the Arizona Court of Appeals, arguing that the trial court erred in certifying the class because the trial court relied upon the Court of Appeals ruling that was previously overturned by the Arizona Supreme Court. On April 7, 2011, the Arizona Court of Appeals declined jurisdiction to hear this petition for special action and the Company filed a petition for review to the Arizona Supreme Court. On August 31, 2011, the Arizona Supreme Court declined to review the decision of the Arizona Court of Appeals. In April 2012, the trial court issued the following rulings with respect to certain motions filed by Swift: (1) denied Swift’s motion to compel arbitration; (2) denied Swift’s request to decertify the class; (3) granted Swift’s motion that there is no breach of contract; and (4) granted Swift’s motion to limit class size based on statute of limitations. On November 13, 2014, the court denied the plaintiff's motion to add new class representatives for the employee class and therefore the employee class remains without a plaintiff class representative. On March 18, 2015, the court denied Swift's two motions for summary judgment (1) to dismiss any claims related to the employee class since there is no class representative; and (2) to dismiss the plaintiff's claim of breach of a duty of good faith and fair dealing. On July 14, 2015, the court granted Swift's motion to decertify the entire class. On December 23, 2015, the plaintiff filed a petition for special action with the Arizona Court of Appeals. On July 12, 2016, the Court of Appeals reversed the lower court’s order decertifying the class. Swift filed a petition for review with the Arizona Supreme Court on August 12, 2016. A decision regarding the petition for review is forthcoming. The final disposition of this case and the impact of such disposition cannot be determined at this time.
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
The matter remains pending in the district court and dispositive motion briefing was completed on September 30, 2016. The Company also filed a writ of mandamus and appeal from the district court's order that effectively denied the Company's motion to compel arbitration. The Ninth Circuit held oral argument on November 16, 2015, and after further briefing, dismissed the appeal on July 26, 2016, finding that it lacked jurisdiction. The Company has filed a motion for reconsideration of this decision. The Company intends to vigorously defend against any proceedings. The final disposition of this case and the impact of such final disposition cannot be determined at this time.
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
The issue of class certification must first be resolved before the California Court will address the merits of these cases, and the Company retains all of its defenses against liability and damages pending a determination of class certification. Class certification briefing is now complete and a class certification hearing was scheduled for April 25, 2016. The class certification hearing was held and argued as scheduled. In May 2016, the District Court issued an order denying class certification. The plaintiffs and petitioners sought leave from the Ninth Circuit Court of Appeals to appeal the class decertification order. On July 18, 2016, the court denied the plaintiffs' and petitioners' petition to appeal the decertification order. Therefore, at the present time and based upon the current procedural nature of the case, the final disposition and impact to the Company cannot be determined.
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
On September 25, 2014, a class action lawsuit was filed by Lawrence Peck on behalf of himself and all other similarly-situated persons against Swift Transportation: Peck v. Swift Transportation Co. of Arizona, LLC in the Superior Court of California, County of Riverside (the "Peck Complaint"). The putative class, which includes current and former non-exempt employee truck drivers who performed services in California within the four-year statutory period, alleges that Swift failed to pay for all hours worked (specifically

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

that pay-per-mile fails to compensate drivers for non-driving related services), failed to pay overtime, failed to properly reimburse work-related expenses, failed to timely pay wages, and failed to provide accurate wage statements. On October 24, 2014, upon motion by Swift, the matter was removed to the California Court, Case No. 14-CV-02206-VAP. The Peck Complaint was stayed on April 6, 2015, pending a resolution of the earlier filed cases. On November 20, 2014, the plaintiff filed a Private Attorneys General Act class action lawsuit in the Superior Court of California, County of Riverside (the "Peck PAGA Complaint"). Upon motion by Swift, the Peck PAGA Complaint was stayed on March 19, 2015. On May 24, 2016, after the Burnell Court failed to certify the petitioner’s class, the plaintiff filed a motion to lift the stay regarding the Peck PAGA Complaint. On June 22, 2016, the court lifted the stay. The matter is in its initial stages and the parties are engaging in discovery.
On February 27, 2015, Sadashiv Mares filed a complaint alleging five Causes of Action arising under California state law on behalf of himself and a putative class against Swift Transportation Co. of Arizona, LLC in the Superior Court of California, County of Alameda (the "Mares Complaint").  On July 13, 2015, upon motion by Swift, the matter was removed to the United States District Court for the Northern District of California, Case No. 2:15-CV-03253-JSW. Upon the parties' stipulation, on October 17, 2015, the case was transferred to the California Court, Case No. 2:15-CV-07920-VAP. The Mares Complaint was stayed on February 24, 2016, pending a resolution of the earlier filed cases. On October 11, 2016, the court granted a motion filed by the plaintiffs to lift the stay. The matter is in its initial phases and is expected to move into discovery.
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
California Private Attorney General Act Class Action
On July 8, 2016, a class action lawsuit was filed by Theron Christopher on behalf of himself and all other similarly-situated persons against Swift Transportation Co. of Arizona, LLC, in the Superior Court of California, County of Riverside (the "Christopher Complaint"). The plaintiff purports to represent all current and former employees employed by Swift in California and alleges that Swift violated California law by failing to timely pay wages and failing to reimburse employees for business expenses. The matter is in its initial phases and is expected to move into discovery. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
California Wage, Meal, and Rest: Yard Hostler Class Actions
On January 28, 2016, a class action lawsuit was filed by Grant Fritsch, individually and on behalf of all other similarly-situated persons against Swift Transportation Services, LLC and Swift Transportation Company in the Superior Court of California, County of San Bernardino (the "Fritsch Complaint"). The plaintiff worked for Swift as a yard hostler and purports to represent a class of "non-exempt maintenance and service employees" of Swift Transportation Services, LLC and/or Swift Transportation Company. The Fritsch Complaint alleges that Swift failed to pay overtime and doubletime wages required by California law, failed to provide proper meal and rest periods, failed to provide accurate itemized wage statements, and failed to timely pay wages upon separation from employment. The Fritsch Complaint also includes a claim under the Private Attorneys General Act. The Company filed a motion to dismiss based upon the wrong party being named in the lawsuit, and the plaintiff agreed to amend the complaint, which was served June 17, 2016. On August 30, 2016, the plaintiff again amended his complaint to clarify the class he was seeking to represent a class of individuals employed by Swift as yard hostlers in California. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
On April 1, 2016, a class action lawsuit was filed by Bill Barker, Tab Bachman, and William Yingling, on behalf of all other similarly-situated persons against Swift Transportation Company of Arizona, LLC, in the Superior Court of California, County of Sacramento (the "Barker Complaint"). The Barker Complaint alleges that Swift failed to pay minimum wage and overtime, failed to reimburse for business expenses, failed to provide proper meal and rest periods, failed to provide accurate itemized wage statements, and failed to timely pay wages upon separation from employment. On July 5, 2016, upon motion by Swift, the matter was removed to the United States District Court for the Eastern District of California, Case No. 2:16-CV-01532-TLN-CKD. The matter is in its initial phases and is expected to move into discovery. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

National Customer Service Misclassification Class Action Litigation
On May 11, 2016, a collective and class action was filed by a former Swift customer service representative level four ("CSR IV"), Salvador Castro, individually and on behalf of herself and all similarly-situated persons against Swift Transportation Co. of Arizona, LLC in the United States District Court for the Central District of California, Case No. CV 16-3232 (the "Castro Complaint"). The operative complaint alleges failure to pay overtime under the FLSA, as well as California state law claims including failure to pay timely final wages, failure to provide meal and rest periods, failure to pay overtime, and violation of the unfair competition. So far five plaintiffs have opted in to the lawsuit. The matter is in its initial phases and the parties are conducting discovery. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case and the impact of such final disposition of this case cannot be determined at this time.
In addition to the Castro Complaint, fourteen former or current CSR IVs who signed arbitration agreements with Swift have filed individual arbitrations with the American Arbitration Association ("AAA"). The claims alleged in the individual arbitrations are the same claims asserted in the Castro Complaint.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Indiana Fair Credit Reporting Act Class Action Litigation
On March 18, 2015, a class action lawsuit was filed by Melvin Banks, individually and on behalf of all other similarly-situated persons against Central Refrigerated Service, Inc. in the United States District Court for the Northern District of Indiana, Case No. 2:15-CV-00105. The complaint alleges that Central Refrigerated Service, Inc. violated the Fair Credit Reporting Act by failing to provide job applicants with adverse action notices and copies of their consumer reports and statements of rights. At this time, the size of the potential class is unknown. The Company’s motion to have the case transferred from Indiana to the United States District Court for the District of Arizona has been granted. The first phase of discovery, regarding potential for identifying and certifying a class of affected job applicants, has been completed. The Company retains all of its defenses against liability and damages. The Company intends to vigorously defend against the merits of these claims and to challenge certification. The final disposition of this case, including the size of any affected class, and the impact of such final disposition of this case cannot be determined at this time.
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
Pursuant to the plaintiffs' owner-operator agreements, the district court issued an order compelling arbitration and directed that the plaintiffs' causes of action under the FLSA should proceed to collective arbitration, while their forced labor, fraud, and state law claims would proceed as separate individual arbitrations. A collective arbitration was subsequently initiated with the AAA. Notice of the collective arbitration was sent to more than 3,000 owner-operators who worked for Central Refrigerated Service, Inc. and leased a vehicle from Central Leasing, Inc. on or after June 1, 2009. On October 26, 2016 the arbitrator assigned to the case ruled that approximately 1,300 Central Refrigerated drivers involved in the collective arbitration have been misclassified as independent contractors and that they should have been compensated as employees. The ruling left open the question of what damages, if any, are payable to these drivers. The arbitrator ruled that such damages could be assessed in a collective proceeding and declined to decertify the collective proceeding under the FLSA. No trial date on the claimant's damages has been set by the arbitrator.
In addition to the collective arbitration that is pending before the AAA, the three named plaintiffs, along with approximately 325 other owner-operators, have initiated a series of individual, bilateral proceedings against the Central Parties with the AAA. Discovery is commencing in these individual cases, which are pending before approximately 30 separate arbitrators. Rather than proceed simultaneously in hundreds of separate arbitration proceedings, the parties have agreed to select a small number of arbitration cases that will be litigated and proceed to hearing. The outcome in these sample cases-some of which will be selected by plaintiffs’ counsel and some by the Company’s attorneys-will not have a binding impact on the remaining cases, which will be stayed. The parties anticipate that the outcome of these sample, or bellwether cases, may illustrate potential outcomes of the other bilateral arbitration cases and facilitate resolution. Actual trial dates for these sample proceedings have not yet been finally set by the arbitrators, but trials in the limited number of bellwether-like cases are likely to occur in the second quarter of 2017.
Upon the acquisition of Central Refrigerated Service, Inc. by Swift Transportation Company (the "Company"), the plaintiffs in both the collective and individual actions were allowed to amend their complaints in June 2015 to include the Company as a defendant.
In June 2016, the parties engaged in mediation that ultimately did not result in a settlement of the matter, given the plaintiff's initial demand was $69.0 million and the Company's estimated potential liability was $3.0 million.  Based upon the information exchanged between the parties during the mediation, and in accordance with GAAP, the Company recorded an accrual of $3.0 million in the second quarter of 2016 for the estimated probable loss incurred.  Based on the October 2016 arbitration ruling, the Company recorded an additional accrual of $22.0 million as of September 30, 2016.  Our estimate of the probable loss on this matter is based on the requirements of GAAP and upon the currently available information.  The Company and the Central Parties dispute the arbitrator’s rulings to date and intend to continue to vigorously defend against the plaintiff’s claims in both the collective action and individual proceedings.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Upon the acquisition of Central Refrigerated Service, Inc. by Swift Transportation Company, the plaintiff was allowed to amend her complaint in October 2015 to include Swift Transportation Company and Workwell Systems, Inc. as additional defendants. Workwell Systems, Inc. is the company that provided the physical testing service used by Central Refrigerated Service, Inc. The litigation is still at a very preliminary stage and no trial date has been set. There is not currently any information available regarding the number of potential members of the putative class or collective actions.
Central Refrigerated Service, Inc. and Swift intend to vigorously defend against the merits of the plaintiff’s claims and to oppose certification of any class of plaintiffs. The final disposition of this case and the impact cannot be determined at this time.
Demand for Inspection of Books and Records
In February 2016, the Company received several shareholder demands, requesting to inspect the Company’s books and records, pursuant to Section 220 of the Delaware General Corporation Law.  The demands relate to the shareholders’ alleged investigation pertaining to whether the Board and Jerry Moyes have breached their fiduciary duties with respect to matters that have been publicly disclosed concerning the Company's securities trading policy, limitations on the pledging of Company stock on margin, and share repurchases. The Company responded to the shareholders’ requests. In September 2016, the Company received an additional request for records related to Board members' status as independent directors. Any future disposition or resolution of these matters cannot be determined at this time.
Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, and experience damage, mechanical failures, and cargo issues as an incidental part of its normal course of operations.  From time to time, these matters result in the discharge of diesel fuel, motor oil, or other hazardous materials into the environment.  Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges.  As of September 30, 2016, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $0.4 million in the aggregate for all current and prior year claims.

Note 11 — Derivative Financial Instruments
The final settlement of the Company's interest rate swaps occurred in July 2015. The following table presents pre-tax gains and losses from changes in fair value of the Company's interest rate swaps, included in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Loss reclassified from AOCI into net income from cash flow hedges (effective portion)	$—	$69	$—	$3,886
(Gain) loss recognized in income from de-designated derivative contracts	—	(1)	—	86
Derivative interest expense	$—	$68	$—	$3,972
Losses (benefits) on cash flow hedging, reclassified out of AOCI into the consolidated income statements were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Reclassified to:	2016	2015	2016	2015
		(In thousands)
Interest rate swaps	Derivative interest expense	$—	$69	$—	$3,886
Income tax benefit	Income tax expense	—	—	—	(1,469)
	Net income	$—	$69	$—	$2,417

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Share Repurchase Programs
The following table presents our repurchases of our Class A common stock under the respective share repurchase programs, net of advisory fees:

		Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,
Share Repurchase Program		2016		2016		2016
Authorized Amount	Board Approval Date	Shares	Amount	Shares	Amount	Amount Remaining
(In thousands)
$100,000	September 24, 2015	—	$—	2,221	$30,000	$—
$150,000	February 22, 2016	1,341	$25,000	5,072	$85,000	$65,000
		1,341	$25,000	7,293	$115,000	$65,000
No share repurchases were made during the three or nine months ended September 30, 2015.

Note 13 — Weighted Average Shares Outstanding
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Basic weighted average common shares outstanding	132,930	142,801	134,622	142,535
Dilutive effect of stock options	1,532	1,331	1,605	1,703
Diluted weighted average common shares outstanding	134,462	144,132	136,227	144,238
Anti-dilutive shares excluded from the dilutive-effect calculation (1)	154	350	156	195
____________

(1)	Shares were excluded from the dilutive-effect calculation because the outstanding options' exercise prices were greater than the average market price of the Company's common shares during the period.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Income Taxes
Effective Tax Rate — The effective tax rate for the three months ended September 30, 2016 was 30.0%, which was lower than management's expectation of 36.5%. The difference was primarily due to Federal domestic production deductions realized as discrete items in the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2015 was 37.0%, which was lower than management's expectation of 38.5%, primarily due to certain Federal employment tax credits realized as discrete items.
The effective tax rate for the nine months ended September 30, 2016 was 31.9%, which was lower than management's expectation of 36.5%. The difference was primarily due to a foreign subsidiary's income tax credits related to tolls paid, a domestic subsidiary's income tax credits for research and development, a reduction in the uncertain tax position reserve, and Federal domestic production deductions, all realized as discrete items. The effective tax rate for the nine months ended September 30, 2015 was 38.1%, which was lower than management's expectation of 38.5%, primarily due to certain Federal employment tax credits realized as discrete items.
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits as of September 30, 2016 and December 31, 2015 were approximately $0.4 million and $1.4 million, respectively. The Company does not anticipate a decrease of unrecognized tax benefits during the next twelve months.
Tax Examinations — Certain of the Company’s subsidiaries are currently under examination by the Internal Revenue Service and various state jurisdictions for tax years ranging from 2010 through 2015. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Years subsequent to 2011 remain subject to examination.

Note 15 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Restricted investments (1)	$22,864	$22,851	$23,215	$23,190
Financial Liabilities:
2015 Agreement: New Term Loan A, due July 2020 (2)	592,819	594,250	668,055	669,750
Accounts receivable securitization, due January 2019 (3)	299,196	300,000	223,927	225,000
Revolving line of credit, due July 2020	50,000	50,000	200,000	200,000
____________
The carrying amounts of the financial instruments shown in the table are included in the consolidated balance sheets, as follows:

(1)	Restricted investments are included in "Restricted investments, held to maturity, amortized cost."

(2)
The New Term Loan A is included in "Current portion of long-term debt" and "Long-term debt, less current portion." Carrying value is net of $1.4 million and $1.7 million DLCs as of September 30, 2016 and December 31, 2015, respectively.

(3)	Carrying value is net of $0.8 million and $1.1 million DLCs as of September 30, 2016 and December 31, 2015, respectively.
Recurring Fair Value Measurements
As of September 30, 2016 and December 31, 2015, no major categories of assets or liabilities included in the Company's consolidated balance sheets at estimated fair value were measured on a recurring basis.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Nonrecurring Fair Value Measurements
As of September 30, 2016, there were no assets or liabilities on the Company's consolidated balance sheet estimated at fair value that were measured on a nonrecurring basis.
The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of December 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gains (Losses)
As of December 31, 2015	(In thousands)
Note receivable	$—	$—	$—	$—	$(1,480)
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
Non-reportable Segments — The non-reportable segments include the Company's logistics and freight brokerage services, as well as support services that its subsidiaries provide to customers and owner-operators, including repair and maintenance shop services, equipment leasing, and insurance. Intangible amortization related to the 2007 Transactions, certain legal settlements and reserves, and certain other corporate expenses are also included in the non-reportable segments.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Set forth in the tables below is certain financial information with respect to the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenue:	(In thousands)
Truckload	$516,692	$552,816	$1,526,807	$1,646,872
Dedicated	248,798	234,517	713,923	686,505
Swift Refrigerated	85,019	93,045	256,774	286,301
Intermodal	92,260	100,966	264,874	289,827
Subtotal	942,769	981,344	2,762,378	2,909,505
Non-reportable segments	89,740	104,176	288,303	289,667
Intersegment eliminations	(19,283)	(20,547)	(57,778)	(59,651)
Consolidated operating revenue	$1,013,226	$1,064,973	$2,992,903	$3,139,521

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating income (loss):	(In thousands)
Truckload	$47,670	$57,012	$134,432	$181,810
Dedicated	30,333	17,573	82,640	54,885
Swift Refrigerated	(20,250)	2,622	(15,778)	13,538
Intermodal	358	723	(1,647)	1,081
Subtotal	58,111	77,930	199,647	251,314
Non-reportable segments	(18,258)	(3,009)	(33,106)	(2,917)
Consolidated operating income	$39,853	$74,921	$166,541	$248,397

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation and amortization of property and equipment:	(In thousands)
Truckload	$31,868	$31,424	$93,721	$89,958
Dedicated	17,417	15,992	49,826	45,885
Swift Refrigerated	3,975	4,735	12,752	11,399
Intermodal	2,895	3,535	8,894	10,231
Subtotal	56,155	55,686	165,193	157,473
Non-reportable segments	11,090	11,166	33,691	26,721
Consolidated depreciation and amortization of property and equipment	$67,245	$66,852	$198,884	$184,194
Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated operating revenue for the three and nine months ended September 30, 2016 and 2015. Additionally, long-lived assets on the Company's foreign subsidiaries' balance sheets were less than 5.0% of consolidated total assets as of September 30, 2016 and December 31, 2015.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 17 — Jerry Moyes' Retirement
In conjunction with the Company's September 8, 2016 announcement that Jerry Moyes would retire from his position as Chief Executive Officer effective December 31, 2016, the Company entered into an agreement with Mr. Moyes to memorialize the terms of his retirement. The Company contracted with Mr. Moyes to serve as a non-employee consultant from January 1, 2017 through December 31, 2019, during which time the Company will pay Mr. Moyes a monthly consulting fee of $0.2 million in cash. Additionally, the Company modified the vesting terms and forfeiture conditions of Mr. Moyes' previously-granted equity awards. As a result of the terms of the agreement, the Company incurred a one-time expense in September 2016 of $7.1 million, consisting of $6.8 million in accrued consulting fees and $0.3 million for the impact of the equity award modifications. The amounts are included in "Salaries, wages, and employee benefits" within the non-reportable segments' income statement.
The following schedule is a rollforward of the accrued liability for the consulting fees:

September 30, 2016
(In thousands)
Balance at December 31, 2015	$—
Additions to accrual	6,837
Less: payments	—
Balance at September 30, 2016 (1)	$6,837
____________

(1)	The $0.3 million impact of the equity award modification is excluded from the accrual balance because it is classified as "Additional paid-in capital" in the consolidated balance sheet.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	impact and planned timing of adopting recently issued accounting pronouncements on future periods;

•	that we will reduce our participation in the trucking spot market;

•	the benefits of eliminating our TOFC service;

•	the amount and timing of future dispositions of property and equipment;

•	the impact of changes in interest rates;

•	the outcome and impact of pending claims, litigation, and actions in respect thereof;

•	our intentions concerning the potential use of derivative financial instruments to hedge fuel price increases;

•
the timing and amount of future acquisitions of revenue equipment and other capital expenditures, as well as the use and availability of cash, cash flows from operations, leases, and debt to finance such acquisitions;

•	that we may seek additional borrowings, lease financing, or equity capital;

•	the potential impact of inflation, seasonality, and severe weather conditions on our results of operations;

•	that we will receive additional tax deductions during the remainder of 2016; and

•	our ability to finance our cash needs from operations for the next twelve months.
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

•	increasing competition from trucking, rail, intermodal, and brokerage competitors;

•	our ability to execute or integrate any future acquisitions successfully;

•	increases in driver compensation to the extent not offset by increases in freight rates, and difficulties in driver recruitment and retention;

•	additional risks arising from our contractual agreements with owner-operators that do not exist with Company drivers;

•	our ability to retain or replace key personnel;

•	our dependence on third parties for intermodal and brokerage business;

•	potential failure in computer or communications systems;

•	seasonal factors such as severe weather conditions that increase operating costs;

•	the regulatory environment in which we operate, including existing regulations and changes in existing regulations, or violations by us of existing or future regulations;

•	the possible re-classification of owner-operators as employees;

•	changes in rules or legislation by the NLRB or Congress and/or union organizing efforts;

•	our CSA safety rating;

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•	government regulation with respect to our captive insurance companies;

•	risks and uncertainties associated with our operations in Mexico;

•	a significant reduction in, or termination of, our trucking services by a key customer;

•	our significant ongoing capital requirements;

•	volatility in the price or availability of fuel, as well as our ability to recover fuel prices through our fuel surcharge program;

•	fluctuations in new equipment prices or replacement costs, and the potential failure of manufacturers to meet their sale and trade-back obligations;

•	the impact that our substantial leverage may have on the way we operate our business and our ability to service our debt, including compliance with our debt covenants;

•	restrictions contained in our debt agreements;

•	adverse impacts of insuring risk through our captive insurance companies, including our need to provide restricted cash and similar collateral for anticipated losses;

•	potential volatility or decrease in the amount of earnings as a result of our claims exposure through our captive insurance companies;

•	the potential impact of the significant number of shares of our common stock that is eligible for future sale;

•	goodwill impairment;

•	our intention to not pay dividends;

•	conflicts of interest or potential litigation that may arise from other businesses owned by Jerry Moyes, including pledges of Swift stock and guarantees by Jerry Moyes related to other businesses;

•	the significant amount of our stock and related control over the Company by Jerry Moyes; and

•	related-party transactions between the Company and Jerry Moyes.
Important factors, in addition to those listed above and in our filings with the SEC, could impact us financially. As a result of these and other factors, actual results may differ from those set forth in the forward-looking statements, and the prices of the Company's securities may dramatically fluctuate. The Company makes no commitment, and disclaims any duty, to update or revise any forward-looking statements to reflect future events, new information or changes in these expectations, except as required by law.

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
Recent Developments — The truckload freight environment in 2016 has been challenging. Excess industry capacity, excess customer inventories, and depressed shipping demand have pressured volumes and pricing. We implemented the following initiatives to help counter the effects of these external factors:

•	We downsized our core truckload fleet in an effort to improve asset utilization, and we continue to closely monitor and adjust our truckload fleet size to ensure proper utilization of our fleets.

•
We selectively increased our participation in the spot market to improve network balance and help offset the lack of available freight in certain markets. Our sales team remains heavily focused on increasing freight levels with both new and existing customer contracts, with the goal of eventually reducing our spot market activity.

•
We implemented several cost control initiatives throughout the organization, which include streamlining processes, reducing headcount, postponing non-critical system implementations, and reducing expenses in various other manners.

On September 8, 2016, we announced that Jerry Moyes would retire from his position as Chief Executive Officer effective December 31, 2016. Richard Stocking (previously our President and Chief Operating Officer) and Mr. Moyes will serve as Co-Chief Executive Officers, with Mr. Stocking assuming all duties and authority of the office of Chief Executive Officer, from September 8, 2016 through December 31, 2016. Pursuant to the unanimous approval by the Board, Mr. Stocking will begin serving as our sole President and Chief Executive Officer on January 1, 2017. The Company has contracted with Mr. Moyes to serve as a consultant with the title "Founder and Chairman Emeritus" for the three-year period following his retirement date. Additionally, Mr. Moyes will continue on as a member of the Board.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Financial Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
GAAP financial data:
Operating revenue	$1,013,226	$1,064,973	$2,992,903	$3,139,521
Revenue xFSR	$929,732	$954,974	$2,772,054	$2,785,737
Net income	$24,024	$36,281	$98,825	$125,075
Diluted earnings per share	$0.18	$0.25	$0.73	$0.87
Operating Ratio	96.1%	93.0%	94.4%	92.1%
Non-GAAP financial data:
Adjusted EPS (1)	$0.24	$0.31	$0.82	$0.96
Adjusted Operating Ratio (1)	94.5%	91.7%	93.3%	90.7%
Adjusted EBITDA (1)	$113,675	$148,464	$382,820	$446,161
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

Total Equipment — The following table summarizes our revenue equipment and supports the discussions and analyses below:

	September 30, 2016	December 31, 2015	September 30, 2015
Tractors
Company:
Owned	6,838	7,442	7,334
Leased – capital leases	2,098	2,170	2,296
Leased – operating leases	5,444	5,599	6,194
Total company tractors	14,380	15,211	15,824
Owner-operator:
Financed through the Company	3,348	3,767	3,891
Other	1,429	886	1,121
Total owner-operator tractors	4,777	4,653	5,012
Total tractors	19,157	19,864	20,836
Trailers	62,727	65,233	64,528
Containers	9,131	9,150	9,150
Average Operational Truck Count — The following table summarizes average operational truck count, which is defined under "Results of Operations — Segment Review."

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Company	13,089	13,469	13,183	13,249
Owner-operator	4,391	4,592	4,459	4,632
Total (1)	17,480	18,061	17,642	17,881
____________

(1)	Includes trucks within our non-reportable segments.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Comparison Between the Three Months Ended September 30, 2016 and September 30, 2015
The $12.3 million decrease in net income from $36.3 million for the three months ended September 30, 2015 to $24.0 million for the same period in 2016, reflects the following:

(1)
$25.2 million decrease in Revenue xFSR — This was driven by decreases in the Truckload, Non-reportable, Swift Refrigerated, and Intermodal segments, partially offset by an increase in Revenue xFSR in the Dedicated segment.

(2)
$26.5 million decrease in fuel surcharge revenue — Fuel prices were lower overall during the three months ended September 30, 2016, which had an average DOE index of $2.38, compared to $2.63 for the same period in 2015.

(3)	$12.6 million decrease in fuel expense, primarily due to lower fuel prices.

(4)
$19.8 million decrease in purchased transportation — This was attributed to lower logistics and intermodal freight volumes, resulting in a decrease in payments to rail and other third-party carriers. Additionally, fuel reimbursements to owner-operators and other third parties decreased as a result of lower fuel prices and fewer miles driven by owner-operators.

(5)	$7.1 million one-time expense pertaining to Jerry Moyes' retirement package during the three months ended September 30, 2016, included in "Salaries, wages, and employee benefits."

(6)
$11.0 million increase in "Operating supplies and expenses," which was primarily due to a $22.0 million increase in legal reserves resulting from the receipt of unfavorable information regarding certain litigation within our Swift Refrigerated segment that was outstanding as of September 30, 2016.

The three months ended September 30, 2015 included a $5.1 million settlement of a class action lawsuit and related items.

(7)
$5.5 million decrease in insurance and claims, predominantly associated with negative development incurred during the three months ended September 30, 2015, compared to the three months ended September 30, 2016.

(8)	$9.6 million loss on debt extinguishment during the three months ended September 30, 2015, resulting from the replacement of the 2014 Agreement with the 2015 Agreement.

(9)
$11.0 million decrease in income tax expense. The effective tax rate for the three months ended September 30, 2016 was 30.0%, which was lower than our expectation of 36.5%. The difference was primarily due to Federal domestic production deductions realized as discrete items in the three months ended September 30, 2016.

The effective tax rate for the three months ended September 30, 2015 was 37.0%, which was lower than our expectation of 38.5%, primarily due to certain Federal employment tax credits realized as discrete items.

(10)	Other items.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Comparison Between the Nine Months Ended September 30, 2016 and September 30, 2015
The $26.3 million decrease in net income from $125.1 million for the nine months ended September 30, 2015 to $98.8 million for the same period in 2016, reflects the following:

(1)	$13.7 million decrease in Revenue xFSR — This was driven by decreases in the Truckload, Swift Refrigerated, and Intermodal segments, partially offset by an increase in the Dedicated segment.

(2)
$132.9 million decrease in fuel surcharge revenue — Fuel prices were lower overall during the nine months ended September 30, 2016, which had an average DOE index of $2.25, compared to $2.80 for the same period in 2015.

(3)	$73.8 million decrease in fuel expense, primarily due to lower fuel prices.

(4)
$52.4 million decrease in purchased transportation — This was primarily attributed to reduced fuel reimbursements to owner-operators, as a result of lower fuel prices and fewer miles driven by owner-operators. Additionally, lower intermodal freight volumes resulted in a decrease in payments to rail carriers, further contributing to the decrease in the expense.

(5)
$47.1 million increase in salaries, wages, and employee benefits expense — This was due to the driver pay increase implemented in May 2015, an increase in total miles driven by company drivers in the nine months ended September 30, 2016, compared to the same period in 2015, an increase in group health insurance expenses, and a $7.1 million one-time expense pertaining to Jerry Moyes' retirement package during the nine months ended September 30, 2016.

(6)
$3.1 million increase in "Operating supplies and expenses," which was primarily due to a $22.0 million increase in legal reserves resulting from the receipt of unfavorable information regarding certain litigation within our Swift Refrigerated segment that was outstanding as of September 30, 2016. The three months ended September 30, 2015 included a $5.1 million settlement of a class action lawsuit and related items. The increase in legal reserves was partially offset by an $11.2 million decrease in equipment maintenance costs.

(7)	$9.6 million loss on debt extinguishment during the nine months ended September 30, 2015, resulting from the replacement of the 2014 Agreement with the 2015 Agreement.

(8)
$30.6 million decrease in income tax expense — The effective tax rate for the nine months ended September 30, 2016 was 31.9%, which was lower than our expectation of 36.5%. The difference was primarily due to certain income tax credits in our foreign and domestic subsidiaries, a reduction in our uncertain tax position reserve, and Federal domestic production deductions, all realized as discrete items.

The effective tax rate for the nine months ended September 30, 2015 was 38.1%, which was lower than our expectation of 38.5%, primarily due to certain Federal employment tax credits realized as discrete items.

(9)	Other items.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Financial Measures
The terms "Adjusted EPS," "Adjusted Operating Ratio," and "Adjusted EBITDA," as we define them, are not presented in accordance with GAAP. These financial measures supplement our GAAP results in evaluating certain aspects of our business. We believe that using these measures improves comparability in analyzing our performance because they remove the impact of items from our operating results that, in our opinion, do not reflect our core operating performance. Management and the Board focus on Adjusted EPS, Adjusted Operating Ratio, and Adjusted EBITDA as key measures of our performance, all of which are reconciled to the most comparable GAAP financial measures and further discussed below. We believe our presentation of these non-GAAP financial measures is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance and compliance with debt covenants.
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

(v)	mark-to-market adjustments on our interest rate swaps, recognized in the income statement,

(vi)	amortization of previous losses recorded in AOCI related to the interest rate swaps we terminated upon our IPO and refinancing transactions in December 2010, and

(vii)	severance expense, including cash and equity award impact, related to the departure of certain executive leadership.
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
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EPS:
Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Diluted earnings per share	$0.18	$0.25	$0.73	$0.87
Adjusted for:
Income tax expense	0.08	0.15	0.34	0.53
Income before income taxes	0.26	0.40	1.07	1.40
Non-cash impairments of non-operating assets (1)	—	—	—	0.01
Loss on debt extinguishment (2)	—	0.07	—	0.07
Amortization of certain intangibles (3)	0.03	0.03	0.09	0.08
Moyes retirement package (4)	0.05	—	0.05	—
Adjusted income before income taxes	0.34	0.49	1.20	1.56
Provision for income tax expense at effective rate	0.10	0.18	0.38	0.59
Adjusted EPS	$0.24	$0.31	$0.82	$0.96

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

____________

(1)	Refer to the discussion "Non-cash Impairments of Non-operating Assets" for the nine months ended September 30, 2015 under "Results of Operations — Consolidated Operating and Other Expenses," below.

(2)	Refer to the discussion "Loss on Debt Extinguishment" for the three and nine months ended September 30, 2015 under "Results of Operations — Consolidated Operating and Other Expenses," below.

(3)
"Amortization of certain intangibles" specifically reflects the non-cash amortization expense relating to certain intangible assets identified in the 2007 Transactions through which Swift Corporation acquired Swift Transportation Co, Inc.

(4)	Refer to the discussion "Salaries, Wages, and Employee Benefits" for the three months ended September 30, 2016 under "Results of Operations — Consolidated Operating and Other Expenses," below.
Adjusted Operating Ratio — Our definition of the non-GAAP measure, Adjusted Operating Ratio, starts with (a) operating expense and (b) operating revenue, which are GAAP financial measures. We subtract the following items from (a) to arrive at (c) adjusted operating expense:

(i)	fuel surcharge revenue,

(ii)	amortization of the intangibles from the 2007 Transactions,

(iii)	non-cash operating impairment charges,

(iv)	other special non-cash items,

(v)	excludable transaction costs, and

(vi)	severance expense, including cash and equity award impact, related to the departure of certain executive leadership.
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
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted Operating Ratio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Operating revenue	$1,013,226	$1,064,973	$2,992,903	$3,139,521
Less: Fuel surcharge revenue	(83,494)	(109,999)	(220,849)	(353,784)
Revenue xFSR	$929,732	$954,974	$2,772,054	$2,785,737

Operating expense	$973,373	$990,052	$2,826,362	$2,891,124
Adjusted for:
Fuel surcharge revenue	(83,494)	(109,999)	(220,849)	(353,784)
Amortization of certain intangibles (1)	(3,912)	(3,912)	(11,736)	(11,736)
Moyes retirement package (2)	(7,079)	—	(7,079)	—
Adjusted operating expense	$878,888	$876,141	$2,586,698	$2,525,604
Operating Ratio	96.1%	93.0%	94.4%	92.1%
Adjusted Operating Ratio	94.5%	91.7%	93.3%	90.7%
____________

(1)	Refer to footnote (3) to the Adjusted EPS reconciliation for a description of "Amortization of certain intangibles."

(2)	Refer to the discussion "Salaries, Wages, and Employee Benefits" for the three months ended September 30, 2016 under "Results of Operations — Consolidated Operating and Other Expenses," below.

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
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$24,024	$36,281	$98,825	$125,075
Adjusted for:
Depreciation and amortization of property and equipment	67,245	66,852	198,884	184,194
Amortization of intangibles	4,204	4,204	12,611	12,611
Interest expense	7,384	9,130	23,545	29,627
Derivative interest expense	—	68	—	3,972
Interest income	(624)	(647)	(2,011)	(1,825)
Income tax expense	10,292	21,274	46,275	76,842
EBITDA	112,525	137,162	378,129	430,496
Non-cash equity compensation (1)	1,150	1,735	4,691	4,618
Loss on debt extinguishment (2)	—	9,567	—	9,567
Non-cash impairments of non-operating assets (3)	—	—	—	1,480
Adjusted EBITDA	$113,675	$148,464	$382,820	$446,161
____________

(1)
Represents recurring non-cash equity compensation expense on a pre-tax basis. In accordance with the terms of the 2015 Agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.

(2)	Refer to the discussion "Loss on Debt Extinguishment" for the three and nine months ended September 30, 2015 under "Results of Operations — Consolidated Operating and Other Expenses," below.

(3)	Refer to the discussion "Non-cash Impairments of Non-operating Assets" for the nine months ended September 30, 2015 under "Results of Operations — Consolidated Operating and Other Expenses," below.

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
Consolidating tables for operating revenue and operating income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Operating revenue:
Truckload	$516,692	$552,816	$1,526,807	$1,646,872
Dedicated	248,798	234,517	713,923	686,505
Swift Refrigerated	85,019	93,045	256,774	286,301
Intermodal	92,260	100,966	264,874	289,827
Subtotal	942,769	981,344	2,762,378	2,909,505
Non-reportable segments	89,740	104,176	288,303	289,667
Intersegment eliminations	(19,283)	(20,547)	(57,778)	(59,651)
Consolidated operating revenue	$1,013,226	$1,064,973	$2,992,903	$3,139,521

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Operating income (loss):
Truckload	$47,670	$57,012	$134,432	$181,810
Dedicated	30,333	17,573	82,640	54,885
Swift Refrigerated	(20,250)	2,622	(15,778)	13,538
Intermodal	358	723	(1,647)	1,081
Subtotal	58,111	77,930	199,647	251,314
Non-reportable segments	(18,258)	(3,009)	(33,106)	(2,917)
Consolidated operating income	$39,853	$74,921	$166,541	$248,397
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
Weekly Revenue xFSR per Tractor (monitored monthly) — This is our primary measure of productivity for our Truckload, Dedicated, and Swift Refrigerated segments. Weekly Revenue xFSR per tractor is affected by the following factors, which are typically monitored daily:

•	loaded miles (miles driven when hauling freight),

•	fleet size (because available loads are spread over available tractors),

•	rates received for our services, and

•	network balance (number of loads accepted, compared to available trucks, by market).
We strive to increase our revenue per tractor by improving freight rates with customers, hauling more loads with existing equipment, effectively moving freight, managing balance within our network, maintaining our tractors, recruiting and retaining company drivers, and attracting and maintaining contracts with owner-operators.

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
The following tables are GAAP to non-GAAP reconciliations for each reportable segment's Adjusted Operating Ratio:
Truckload Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Operating revenue	$516,692	$552,816	$1,526,807	$1,646,872
Less: Fuel surcharge revenue	(47,549)	(63,363)	(128,101)	(203,205)
Revenue xFSR	$469,143	$489,453	$1,398,706	$1,443,667

Operating expense	$469,022	$495,804	$1,392,375	$1,465,062
Adjusted for: Fuel surcharge revenue	(47,549)	(63,363)	(128,101)	(203,205)
Adjusted operating expense	$421,473	$432,441	$1,264,274	$1,261,857
Operating Ratio	90.8%	89.7%	91.2%	89.0%
Adjusted Operating Ratio	89.8%	88.4%	90.4%	87.4%
Dedicated Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Operating revenue	$248,798	$234,517	$713,923	$686,505
Less: Fuel surcharge revenue	(14,401)	(19,271)	(35,021)	(64,169)
Revenue xFSR	$234,397	$215,246	$678,902	$622,336

Operating expense	$218,465	$216,944	$631,283	$631,620
Adjusted for: Fuel surcharge revenue	(14,401)	(19,271)	(35,021)	(64,169)
Adjusted operating expense	$204,064	$197,673	$596,262	$567,451
Operating Ratio	87.8%	92.5%	88.4%	92.0%
Adjusted Operating Ratio	87.1%	91.8%	87.8%	91.2%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Refrigerated Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Operating revenue	$85,019	$93,045	$256,774	$286,301
Less: Fuel surcharge revenue	(9,920)	(12,055)	(27,373)	(40,933)
Revenue xFSR	$75,099	$80,990	$229,401	$245,368

Operating expense	$105,269	$90,423	$272,552	$272,763
Adjusted for: Fuel surcharge revenue	(9,920)	(12,055)	(27,373)	(40,933)
Adjusted operating expense	$95,349	$78,368	$245,179	$231,830
Operating Ratio	123.8%	97.2%	106.1%	95.3%
Adjusted Operating Ratio	127.0%	96.8%	106.9%	94.5%
Intermodal Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Operating revenue	$92,260	$100,966	$264,874	$289,827
Less: Fuel surcharge revenue	(9,294)	(12,903)	(24,291)	(39,657)
Revenue xFSR	$82,966	$88,063	$240,583	$250,170

Operating expense	$91,902	$100,243	$266,521	$288,746
Adjusted for: Fuel surcharge revenue	(9,294)	(12,903)	(24,291)	(39,657)
Adjusted operating expense	$82,608	$87,340	$242,230	$249,089
Operating Ratio	99.6%	99.3%	100.6%	99.6%
Adjusted Operating Ratio	99.6%	99.2%	100.7%	99.6%
Segment Review — Comparison Between the Three Months Ended September 30, 2016 and September 30, 2015
Truckload Segment

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$516,692	$552,816	$(36,124)	(6.5)%
Revenue xFSR	$469,143	$489,453	$(20,310)	(4.1)%
Operating income	$47,670	$57,012	$(9,342)	(16.4)%
Operating Ratio	90.8%	89.7%		1.1%
Adjusted Operating Ratio	89.8%	88.4%		1.4%
Weekly Revenue xFSR per tractor	$3,460	$3,493	$(33)	(0.9)%
Total loaded miles	256,532	261,339	(4,807)	(1.8)%
Deadhead miles percentage	11.7%	12.2%		(0.5)%
Average operational truck count:
Company	7,448	7,663	(215)	(2.8)%
Owner-operator	2,869	2,999	(130)	(4.3)%
Total	10,317	10,662	(345)	(3.2)%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Truckload Revenue — The decrease in operating revenue for the three months ended September 30, 2016, as compared to the same period in 2015, consisted of a $15.8 million decrease in fuel surcharge revenue, due to lower fuel prices, and a $20.3 million decrease in Revenue xFSR. The 4.1% decrease in Revenue xFSR reflects the following:

•	2.3% decrease in Revenue xFSR per loaded mile, and a

•	1.8% decrease in total loaded miles.
The decrease in weekly Revenue xFSR per tractor of 0.9% reflects the following:

•	2.3% decrease in Revenue xFSR per loaded mile, noted above, partially offset by the

•	1.4% increase in loaded miles per tractor per week.
Truckload volumes and pricing continued to be challenged with excess industry capacity, excess customer inventories, and depressed shipping demand during the three months ended September 30, 2016. We continued our participation in the spot market to help offset the lack of available freight in certain markets. This helped to balance our network, but had a negative impact on Revenue xFSR per loaded mile. We continue to monitor our spot market activity and expect to reduce our participation in the coming months.
Truckload Operating Income — Operating income decreased for the three months ended September 30, 2016, as compared to the same period in 2015, which was primarily driven by the decrease in Revenue xFSR, discussed above. Other factors that affected operating income are discussed within "Truckload Adjusted Operating Ratio," below.
Truckload Adjusted Operating Ratio — Adjusted Operating Ratio increased 140 basis points for the three months ended September 30, 2016, as compared to the same period in 2015, primarily driven by the decrease in Revenue xFSR, discussed above. In addition to the industry challenges associated with volumes and pricing that negatively affected Revenue xFSR, the continued soft used truck market contributed to an increase in depreciation expense (due to a change in the projected residual values of certain trucks) and a decrease in gain on disposals of property and equipment. This was partially offset by decreases in operating supplies and expenses and equipment maintenance expense.
During the three months ended September 30, 2016, we continued to implement various measures to improve cost control and efficiency, including right-sizing the fleet to drive improvements in asset utilization, improving freight and equipment network balance (which reduced deadhead percentage), continuing to focus on driver safety and satisfaction, and other cost control initiatives.
Dedicated Segment

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$248,798	$234,517	$14,281	6.1%
Revenue xFSR	$234,397	$215,246	$19,151	8.9%
Operating income	$30,333	$17,573	$12,760	72.6%
Operating Ratio	87.8%	92.5%		(4.7)%
Adjusted Operating Ratio	87.1%	91.8%		(4.7)%
Weekly Revenue xFSR per tractor	$3,603	$3,333	$270	8.1%
Average operational truck count:
Company	4,106	4,020	86	2.1%
Owner-operator	845	893	(48)	(5.4)%
Total	4,951	4,913	38	0.8%
Dedicated Revenue — The increase in operating revenue for the three months ended September 30, 2016, as compared to the same period in 2015, consisted of a $4.9 million decrease in fuel surcharge revenue, due to lower fuel prices, more than offset by a $19.2 million increase in Revenue xFSR. The 8.9% increase in Revenue xFSR reflects the following:

•	8.1% increase in weekly Revenue xFSR per tractor from improved pricing and freight mix, and a

•
0.8% increase in average operational truck count, which was the result of recently awarded growth opportunities with our existing Dedicated customer base. We expect further truck count growth in this segment during the three months ended December 31, 2016, excluding seasonal surge support from the Truckload segment of approximately 20 to 30 trucks.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Dedicated Operating Income — Operating income increased for the three months ended September 30, 2016, as compared to the same period in 2015, which was primarily driven by the increase in Revenue xFSR, discussed above. Other factors that affected operating income are discussed within "Dedicated Adjusted Operating Ratio," below.
Dedicated Adjusted Operating Ratio — Adjusted Operating Ratio decreased 470 basis points for the three months ended September 30, 2016, as compared to the same period in 2015. This was primarily driven by the increase in Revenue xFSR, discussed above, as well as the segment's continued focus on improving pricing, freight mix, underperforming fleets, and cost control. These improvements were partially offset by an increase in driver salaries and wages.
Swift Refrigerated Segment

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$85,019	$93,045	$(8,026)	(8.6)%
Revenue xFSR	$75,099	$80,990	$(5,891)	(7.3)%
Operating (loss) income	$(20,250)	$2,622	$(22,872)	(872.3)%
Operating Ratio	123.8%	97.2%		26.6%
Adjusted Operating Ratio	127.0%	96.8%		30.2%
Weekly Revenue xFSR per tractor	$3,568	$3,466	$102	2.9%
Total loaded miles	40,701	42,431	(1,730)	(4.1)%
Deadhead miles percentage	14.0%	14.4%		(0.4)%
Average operational truck count:
Company	1,009	1,191	(182)	(15.3)%
Owner-operator	593	587	6	1.0%
Total	1,602	1,778	(176)	(9.9)%
Swift Refrigerated Revenue — The decrease in operating revenue for the three months ended September 30, 2016, as compared to the same period in 2015, consisted of a $2.1 million decrease in fuel surcharge revenue, due to lower fuel prices, and a $5.9 million decrease in Revenue xFSR. The 7.3% decrease in Revenue xFSR reflects the following:

•	4.1% decrease in total loaded miles, and a

•	3.2% decrease in Revenue xFSR per loaded mile.
The refrigerated market remained challenging as shippers continued to take advantage of the spot market, leading to sustained pricing pressures. This, along with the cost structure inherent in operating a refrigerated business, unfavorably impacted the profitability of this segment. In response to these market challenges, Swift Refrigerated continued to work on securing quality freight, improving asset utilization, and controlling costs. These efforts contributed to an increase in weekly Revenue xFSR per tractor of 2.9%, which was favorably impacted by a 6.5% increase in loaded miles per tractor per week and unfavorably impacted by the decrease in Revenue xFSR per loaded mile, noted above. During the three months ended September 30, 2016, we continued refining our refrigerated network, allowing more efficient matching of trucks with freight. As a result, deadhead percentage in this segment improved.
Swift Refrigerated Operating (Loss) Income — Swift Refrigerated recognized an operating loss for the three months ended September 30, 2016, as compared to operating income for the same period in 2015. The unfavorable change was driven by the decrease in Revenue xFSR, discussed above, and the factors discussed within "Swift Refrigerated Adjusted Operating Ratio," below.
Swift Refrigerated Adjusted Operating Ratio — Adjusted Operating Ratio increased significantly from the three months ended September 30, 2015 to the three months ended September 30, 2016, which was primarily driven by a $22.0 million increase in legal reserves related to new, unfavorable information associated with certain litigation within this segment, as well as a decrease in Revenue xFSR.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$92,260	$100,966	$(8,706)	(8.6)%
Revenue xFSR	$82,966	$88,063	$(5,097)	(5.8)%
Operating income	$358	$723	$(365)	(50.5)%
Operating Ratio	99.6%	99.3%		0.3%
Adjusted Operating Ratio	99.6%	99.2%		0.4%
Average operational truck count:
Company	426	546	(120)	(22.0)%
Owner-operator	84	111	(27)	(24.3)%
Total	510	657	(147)	(22.4)%
Load count	43,787	47,107	(3,320)	(7.0)%
Average container count	9,138	9,150	(12)	(0.1)%
Intermodal Revenue — The decrease in operating revenue for the three months ended September 30, 2016, as compared to the same period in 2015, consisted of a $3.6 million decrease in fuel surcharge revenue, due to lower fuel prices, and a $5.1 million decrease in Revenue xFSR. The 5.8% decrease in Revenue xFSR includes the following:

•	7.0% decrease in load count, partially offset by a

•	1.4% increase in Revenue xFSR per load.
Securing intermodal freight that met our internal pricing requirements continued to be a challenge during the three months ended September 30, 2016. The intermodal freight market initially showed signs of strengthening in the three months ended September 30, 2016, as our monthly COFC load volume deficit decreased in July and August 2016. However, United States rail traffic declined in September 2016, which caused inconsistent load volumes, primarily within our interior markets. This created container and freight imbalances and increased pricing pressures, as an increasing number of intermodal providers continued with their attempts to balance their networks and gain volume through aggressive pricing. Our COFC load counts decreased by 4.4%, which closely mirrored load count reductions in the intermodal industry as a whole. Our TOFC load counts significantly decreased since we stopped offering this service in March 2016.
Intermodal Operating Income — Operating income decreased for the three months ended September 30, 2016, as compared to the same period in 2015. This was primarily driven by the factors discussed within "Intermodal Revenue," above, and "Intermodal Adjusted Operating Ratio," below.
Intermodal Adjusted Operating Ratio — Adjusted Operating Ratio increased 40 basis points for the three months ended September 30, 2016, as compared to the same period in 2015. This was primarily driven by the decrease in Revenue xFSR, discussed above, partially offset by the favorable impacts from our initiatives to improve our cost infrastructure and operational efficiencies.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-reportable Segments

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(In thousands)
Operating revenue	$89,740	$104,176	$(14,436)	(13.9)%
Operating loss	(18,258)	(3,009)	(15,249)	506.8%
Non-reportable Segments Revenue — Operating revenue within our non-reportable segments decreased for the three months ended September 30, 2016, as compared to the same period in 2015. This was primarily driven by the logistics business from a change in shipping patterns for two customers, as well as a decrease in revenue from services provided to owner-operators.
Non-reportable Segments Operating Loss — Operating loss increased for the three months ended September 30, 2016, as compared to the same period in 2015. This was primarily driven by the decrease in operating revenue, discussed above. Additionally, the one-time expense pertaining to Jerry Moyes' retirement package was recorded within the non-reportable segments in September 2016. This is discussed in more detail in "Salaries, Wages, and Employee Benefits" for the three months ended September 30, 2016 under "Results of Operations — Consolidated Operating and Other Expenses," below.
In the three months ended September 30, 2015, the operating loss in the non-reportable segments included a $5.1 million charge associated with the settlement of a class action lawsuit and related costs.
Segment Review — Comparison Between the Nine Months Ended September 30, 2016 and September 30, 2015
Truckload Segment

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$1,526,807	$1,646,872	$(120,065)	(7.3)%
Revenue xFSR	$1,398,706	$1,443,667	$(44,961)	(3.1)%
Operating income	$134,432	$181,810	$(47,378)	(26.1)%
Operating Ratio	91.2%	89.0%		2.2%
Adjusted Operating Ratio	90.4%	87.4%		3.0%
Weekly Revenue xFSR per tractor	$3,399	$3,508	$(109)	(3.1)%
Total loaded miles	760,293	777,874	(17,581)	(2.3)%
Deadhead miles percentage	12.0%	11.9%		0.1%
Average operational truck count:
Company	7,576	7,488	88	1.2%
Owner-operator	2,936	3,063	(127)	(4.1)%
Total	10,512	10,551	(39)	(0.4)%
Truckload Revenue — The decrease in operating revenue for the nine months ended September 30, 2016, as compared to the same period in 2015, consisted of a $75.1 million decrease in fuel surcharge revenue, due to lower fuel prices, and a $45.0 million decrease in Revenue xFSR. The 3.1% decrease in Revenue xFSR reflects the following:

•	2.3% decrease in total loaded miles, and a

•	0.8% decrease in Revenue xFSR per loaded mile.
The decrease in weekly Revenue xFSR per tractor of 3.1% reflects the following:

•	2.3% decrease in loaded miles per tractor per week, and the

•	0.8% decrease in Revenue xFSR per loaded mile, noted above.
Truckload volumes and pricing continued to be challenged with excess industry capacity, excess customer inventories, and depressed shipping demand throughout the nine months ended September 30, 2016.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Truckload Operating Income — Operating income decreased for the nine months ended September 30, 2016, as compared to the same period in 2015, which was primarily driven by the decrease in Revenue xFSR, discussed above. Other factors that affected operating income are discussed within "Truckload Adjusted Operating Ratio," below.
Truckload Adjusted Operating Ratio — Adjusted Operating Ratio increased 300 basis points for the nine months ended September 30, 2016, as compared to the same period in 2015. This was primarily driven by the decrease in Revenue xFSR, discussed above. In addition to the industry challenges associated with volumes and pricing that negatively affected Revenue xFSR, the continued soft used truck market contributed to an increase in depreciation expense (due to a change in projected residual values of certain trucks) and a decrease in gain on disposals of property and equipment. Additionally, driver salaries and wages expense increased, primarily due to the company driver wage increase implemented in May 2015 and an increase in group health insurance expense. This was partially offset by impacts from the segment's continued focus on improving cost control.
Dedicated Segment

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$713,923	$686,505	$27,418	4.0%
Revenue xFSR	$678,902	$622,336	$56,566	9.1%
Operating income	$82,640	$54,885	$27,755	50.6%
Operating Ratio	88.4%	92.0%		(3.6)%
Adjusted Operating Ratio	87.8%	91.2%		(3.4)%
Weekly Revenue xFSR per tractor	$3,563	$3,294	$269	8.2%
Average operational truck count:
Company	4,032	3,963	69	1.7%
Owner-operator	835	881	(46)	(5.2)%
Total	4,867	4,844	23	0.5%
Dedicated Revenue — The increase in operating revenue for the nine months ended September 30, 2016, as compared to the same period in 2015, consisted of a $29.1 million decrease in fuel surcharge revenue, due to lower fuel prices, more than offset by a $56.6 million increase in Revenue xFSR. The 9.1% increase in Revenue xFSR includes the following:

•	8.2% increase in weekly Revenue xFSR per tractor from improved pricing and freight mix, and a

•	0.5% increase in average operational truck count.
Dedicated Operating Income — Operating income increased for the nine months ended September 30, 2016, as compared to the same period in 2015, which was primarily driven by the increase in Revenue xFSR, discussed above. Other factors that affected operating income are discussed within "Dedicated Adjusted Operating Ratio," below.
Dedicated Adjusted Operating Ratio — Adjusted Operating Ratio decreased 340 basis points for the nine months ended September 30, 2016, as compared to the same period in 2015. This was primarily driven by the increase in Revenue xFSR, discussed above, as well as the segment's continued focus on improving pricing, freight mix, underperforming fleets, and cost control. These improvements were partially offset by an increase in salaries, wages, and employee benefits, primarily due to the company driver wage increases implemented in 2015 and an increase in group health insurance expense.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Refrigerated Segment

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$256,774	$286,301	$(29,527)	(10.3)%
Revenue xFSR	$229,401	$245,368	$(15,967)	(6.5)%
Operating (loss) income	$(15,778)	$13,538	$(29,316)	(216.5)%
Operating Ratio	106.1%	95.3%		10.8%
Adjusted Operating Ratio	106.9%	94.5%		12.4%
Weekly Revenue xFSR per tractor	$3,518	$3,429	$89	2.6%
Total loaded miles	124,289	127,525	(3,236)	(2.5)%
Deadhead miles percentage	13.9%	14.1%		(0.2)%
Average operational truck count:
Company	1,068	1,246	(178)	(14.3)%
Owner-operator	598	589	9	1.5%
Total	1,666	1,835	(169)	(9.2)%
Swift Refrigerated Revenue — The decrease in operating revenue for the nine months ended September 30, 2016, as compared to the same period in 2015, consisted of a $13.6 million decrease in fuel surcharge revenue, due to lower fuel prices, and a $16.0 million decrease in Revenue xFSR. The 6.5% decrease in Revenue xFSR reflects the following:

•	4.0% decrease in Revenue xFSR per loaded mile, and a

•	2.5% decrease in total loaded miles.
Our efforts in increasing freight volumes and improving asset utilization contributed to an increase in weekly Revenue xFSR per tractor of 2.6%, which was favorably impacted by a 7.0% increase in loaded miles per tractor per week and unfavorably impacted by the decrease in Revenue xFSR per loaded mile, noted above.
Swift Refrigerated Operating (Loss) Income — Swift Refrigerated recognized an operating loss for the nine months ended September 30, 2016, as compared to operating income for the same period in 2015. The unfavorable change was driven by the decrease in Revenue xFSR, discussed above, and the factors discussed within "Swift Refrigerated Adjusted Operating Ratio," below.
Swift Refrigerated Adjusted Operating Ratio — Adjusted Operating Ratio increased significantly from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, which was primarily driven by a $22.0 million increase in legal reserves related to new, unfavorable information associated with certain litigation within this segment, as well as a decrease in Revenue xFSR. This was partially offset by decreases in rent and depreciation, salaries and wages, and other operating expenses from our initiatives to improve cost control.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$264,874	$289,827	$(24,953)	(8.6)%
Revenue xFSR	$240,583	$250,170	$(9,587)	(3.8)%
Operating (loss) income	$(1,647)	$1,081	$(2,728)	(252.4)%
Operating Ratio	100.6%	99.6%		1.0%
Adjusted Operating Ratio	100.7%	99.6%		1.1%
Average operational truck count:
Company	441	516	(75)	(14.5)%
Owner-operator	90	98	(8)	(8.2)%
Total	531	614	(83)	(13.5)%
Load count	128,166	135,564	(7,398)	(5.5)%
Average container count	9,146	9,150	(4)	—%
Intermodal Revenue — The decrease in operating revenue for the nine months ended September 30, 2016, as compared to the same period in 2015, consisted of a $15.4 million decrease in fuel surcharge revenue, due to lower fuel prices, and a $9.6 million decrease in Revenue xFSR. The 3.8% decrease in Revenue xFSR reflects the following:

•
5.5% decrease in load count. COFC loads decreased by 3.0%, while TOFC loads were progressively ramped down, as we strategically focused on our COFC service. In March 2016, the TOFC service offering was completely eliminated, which we believe will allow for increased operational efficiencies going forward.

•	partially offset by a 1.7% increase in Revenue xFSR per load.
The intermodal market was challenging throughout the nine months ended September 30, 2016, with freight imbalances and increased pricing pressures. The Intermodal segment remained committed to its strategy of moving appropriately-priced freight, aligned with its network.
Intermodal Operating (Loss) Income — Intermodal incurred an operating loss of $1.6 million during the nine months ended September 30, 2016, as compared to operating income of $1.1 million for the same period in 2015. This was primarily driven by the factors discussed within "Intermodal Revenue," above, and "Intermodal Adjusted Operating Ratio," below.
Intermodal Adjusted Operating Ratio — Adjusted Operating Ratio increased 110 basis points for the nine months ended September 30, 2016, as compared to the same period in 2015. This was primarily driven by the decrease in Revenue xFSR, discussed above, partially offset by the favorable impacts from our initiatives to improve our cost infrastructure and operational efficiencies.
Non-reportable Segments

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(In thousands)
Operating revenue	$288,303	$289,667	$(1,364)	(0.5)%
Operating loss	(33,106)	(2,917)	(30,189)	1,034.9%
Non-reportable Segments Revenue — Operating revenue within our non-reportable segments decreased for the nine months ended September 30, 2016, as compared to the same period in 2015. This was primarily driven by a decrease in revenue from services provided to owner-operators, partially offset by growth in the logistics business.
Non-reportable Segments Operating Loss — Operating loss increased for the nine months ended September 30, 2016, as compared to the same period in 2015. In addition to the decrease in operating revenue, discussed above, the increase in operating loss was driven by an increase in purchased transportation expenses within the logistics business and increased expenses for our services provided to owner-operators for maintenance and insurance. Additionally, the one-time expense pertaining to Jerry Moyes' retirement package was recorded within the non-reportable segments in September 2016. This is discussed in more detail in "Salaries, Wages, and Employee Benefits" for the three months ended September 30, 2016 under "Results of Operations — Consolidated Operating and Other Expenses," below.
In the nine months ended September 30, 2015, the operating loss in the non-reportable segments included a $5.1 million charge associated with the settlement of a class action lawsuit and related costs.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Consolidated Operating and Other Expenses
Operating Expenses — The following tables present certain operating expenses from our consolidated income statements, including each operating expense as a percentage of operating revenue and as a percentage of Revenue xFSR. Fuel surcharge revenue can be volatile and is primarily dependent upon the cost of fuel, rather than operational expenses that are unrelated to fuel. Therefore, we believe that Revenue xFSR is a better measure for analyzing many of our expenses and operating metrics.
Consolidated Expenses — Comparison Between the Three Months Ended September 30, 2016 and September 30, 2015

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Salaries, wages, and employee benefits	$293,098	$283,767	$9,331	3.3%
% of operating revenue	28.9%	26.6%		2.3%
% of Revenue xFSR	31.5%	29.7%		1.8%
The increase in salaries, wages, and employee benefits was primarily due to Jerry Moyes' retirement package. In conjunction with the Company's September 8, 2016 announcement that Mr. Moyes would retire from his position as Chief Executive Officer effective December 31, 2016, the Company entered into an agreement with Mr. Moyes to memorialize the terms of his retirement. The Company contracted with Mr. Moyes to serve as a non-employee consultant from January 1, 2017 through December 31, 2019, during which time the Company will pay Mr. Moyes a monthly consulting fee of $0.2 million in cash. Additionally, the Company modified the vesting terms and forfeiture conditions of Mr. Moyes' previously-granted equity awards. As a result of the terms of the agreement, the Company incurred a one-time expense in September 2016 of $7.1 million, consisting of $6.8 million in accrued consulting fees and $0.3 million for the impact of the equity award modifications. The amount is included in the non-reportable segments' income statement.
Additionally, driver wage expenses were higher in the three months ended September 30, 2016, compared to the same period in 2015, which was primarily due to higher driver pay rates and a 0.6% increase in total miles driven by company drivers. This was partially offset by lower expenses associated with workers' compensation and employee benefits.

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Operating supplies and expenses	$113,750	$102,719	$11,031	10.7%
% of operating revenue	11.2%	9.6%		1.6%
% of Revenue xFSR	12.2%	10.8%		1.4%
The increase in operating supplies and expenses was primarily due to a $22.0 million increase in legal reserves resulting from the receipt of unfavorable information regarding certain litigation within our Swift Refrigerated segment that was outstanding as of September 30, 2016.
The three months ended September 30, 2015 included a $5.1 million settlement of a class action lawsuit and related items.

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Fuel expense	$90,464	$103,023	$(12,559)	(12.2)%
% of operating revenue	8.9%	9.7%		(0.8)%
% of Revenue xFSR	9.7%	10.8%		(1.1)%
Fuel prices were lower overall during the three months ended September 30, 2016, which had an average DOE index of $2.38, compared to the same period in 2015, which had an average DOE index of $2.63. The decrease in fuel expense was the result of lower fuel prices, as well as improved fuel efficiency, partially offset by the increase in total miles driven by company drivers, noted above.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Purchased transportation expense	$280,041	$299,866	$(19,825)	(6.6)%
% of operating revenue	27.6%	28.2%		(0.6)%
% of Revenue xFSR	30.1%	31.4%		(1.3)%
Purchased transportation expense includes payments made to owner-operators, rail partners, and other third parties that we use for intermodal drayage and other brokered business. The decrease in the expense was attributed to lower logistics and intermodal freight volumes, resulting in a decrease in payments to rail and other third-party carriers. Additionally, fuel reimbursements to owner-operators and other third parties decreased as a result of lower fuel prices and a 2.9% decrease in miles driven by owner-operators.

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Insurance and claims	$47,372	$52,877	$(5,505)	(10.4)%
% of operating revenue	4.7%	5.0%		(0.3)%
% of Revenue xFSR	5.1%	5.5%		(0.4)%
Insurance and claims expense decreased from the three months ended September 30, 2015 to the three months ended September 30, 2016. This was predominantly associated with the negative development incurred during the three months ended September 30, 2015, as compared to the three months ended September 30, 2016.  During the three months ended September 30, 2015, our insurance and claims expense increased significantly due to adverse development within our then prior-year claims and the corresponding impact on our reserves.

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Rental expense and depreciation and amortization of property and equipment	$124,249	$125,940	$(1,691)	(1.3)%
% of operating revenue	12.3%	11.8%		0.5%
% of Revenue xFSR	13.4%	13.2%		0.2%
For analytical purposes only, we combine our rental expense with depreciation and amortization of property and equipment because the mix of our leased versus owned tractors varies from period to period. The combined expense decreased due to a smaller tractor and trailer fleet, but this decrease was partially offset by an increase in depreciation resulting from a reduction in the residual values of certain trucks.

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Gain on disposal of property and equipment	$5,620	$9,825	$(4,205)	(42.8)%
% of operating revenue	0.6%	0.9%		(0.3)%
% of Revenue xFSR	0.6%	1.0%		(0.4)%
Gain on disposal of property and equipment is dependent upon the number of tractors and trailers that we have available for trade or sale during the period, execution of those sales, the type of equipment we are selling, and the used equipment market, among other things. The decrease in gain on disposal of property and equipment was primarily driven by lower gain on disposals of tractors, due to a soft used truck market in the three months ended September 30, 2016, compared to the same period in 2015. This was partially offset by an increase in the volume of trailers sold.
We expect gain on disposals of property and equipment to remain soft (in the $3.0 million to $4.0 million range) in the three months ended December 31, 2016.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Other Expenses — The following table summarizes fluctuations in certain non-operating expenses, included in our consolidated income statements, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Interest expense	$7,384	$9,130	$(1,746)	(19.1)%
Loss on debt extinguishment	$—	$9,567	$(9,567)	(100.0)%
Income tax expense	$10,292	$21,274	$(10,982)	(51.6)%
Interest Expense — Interest expense is comprised of debt interest expense, amortization of DLCs, and (with respect to the three months ended September 30, 2015) OID. The decrease in interest expense was primarily driven by overall lower debt balances during the three months ended September 30, 2016.
Loss on Debt Extinguishment — In July 2015, we replaced the 2014 Agreement with the 2015 Agreement, which resulted in a loss on debt extinguishment of $9.6 million, reflecting the write-off of the unamortized OID and DLCs fees related to the 2014 Agreement.
Income Tax Expense — The effective tax rate for the three months ended September 30, 2016 was 30.0%, which was lower than our expectation of 36.5%. The difference was primarily due to Federal domestic production deductions realized as discrete items in the three months ended September 30, 2016. The Company anticipates securing additional Federal domestic production deductions for other tax years during the three months ended December 31, 2016, but the exact amount is not yet known. Due to ongoing income tax credits and deductions, we expect the 2017 quarterly GAAP effective tax rate to be in the range of 36.0% to 37.5%, before discrete items.
The effective tax rate for the three months ended September 30, 2015 was 37.0%, which was lower than our expectation of 38.5%, primarily due to certain Federal employment tax credits realized as discrete items.
Consolidated Expenses — Comparison Between the Nine Months Ended September 30, 2016 and September 30, 2015

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Salaries, wages, and employee benefits	$868,831	$821,747	$47,084	5.7%
% of operating revenue	29.0%	26.2%		2.8%
% of Revenue xFSR	31.3%	29.5%		1.8%
The increase in salaries, wages, and employee benefits was primarily due to the driver wage increase implemented in May 2015, a 1.6% increase in total miles driven by company drivers in the nine months ended September 30, 2016, compared to the same period in 2015, as well as an increase in group health insurance expenses. Additionally, the Company incurred a $7.1 million one-time expense pertaining to Jerry Moyes' retirement package in September 2016, which is discussed in more detail under "Consolidated Expenses — Comparison Between the Three Months Ended September 30, 2016 and September 30, 2015," above.

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Operating supplies and expenses	$291,185	$288,070	$3,115	1.1%
% of operating revenue	9.7%	9.2%		0.5%
% of Revenue xFSR	10.5%	10.3%		0.2%
The increase in operating supplies and expenses was primarily due to a $22.0 million increase in legal reserves resulting from the receipt of unfavorable information regarding certain litigation within our Swift Refrigerated segment that was outstanding as of September 30, 2016. The three months ended September 30, 2015 included a $5.1 million settlement of a class action lawsuit and related items. The increase in legal reserves was partially offset by an $11.2 million decrease in equipment maintenance costs.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Fuel expense	$252,822	$326,598	$(73,776)	(22.6)%
% of operating revenue	8.4%	10.4%		(2.0)%
% of Revenue xFSR	9.1%	11.7%		(2.6)%
Fuel prices were lower overall during the nine months ended September 30, 2016, which had an average DOE index of $2.25, compared to the same period in 2015, which had an average DOE index of $2.80. The decrease in our fuel expense was the result of lower fuel prices, as well as improved fuel efficiency, partially offset by the increase in total miles driven by company drivers, noted above.

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Purchased transportation expense	$830,952	$883,354	$(52,402)	(5.9)%
% of operating revenue	27.8%	28.1%		(0.3)%
% of Revenue xFSR	30.0%	31.7%		(1.7)%
The decrease in the expense was attributed to reduced fuel reimbursements to owner-operators, as a result of lower fuel prices and a 3.4% decrease in miles driven by owner-operators. Additionally, lower intermodal freight volumes resulted in a decrease in payments to rail carriers, further contributing to the decrease in the expense. This was partially offset by the impact of increasing owner-operator contracted pay rates in May 2015.

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Insurance and claims	$140,888	$139,390	$1,498	1.1%
% of operating revenue	4.7%	4.4%		0.3%
% of Revenue xFSR	5.1%	5.0%		0.1%
Although insurance and claims expense slightly increased from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, the expense remained relatively flat as a percentage of Revenue xFSR.

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Rental expense and depreciation and amortization of property and equipment	$369,210	$365,103	$4,107	1.1%
% of operating revenue	12.3%	11.6%		0.7%
% of Revenue xFSR	13.3%	13.1%		0.2%
Combined rental expense and depreciation and amortization of property and equipment slightly increased (partially due to a change in the projected residual values of certain trucks), but remained relatively flat as a percentage of Revenue xFSR.

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Gain on disposal of property and equipment	$16,909	$23,987	$(7,078)	(29.5)%
% of operating revenue	0.6%	0.8%		(0.2)%
% of Revenue xFSR	0.6%	0.9%		(0.3)%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

At the end of 2015, we had a significant backlog of tractors that we were processing for trade or sale. During the three months ended March 31, 2016, we worked through a majority of the backlog; however, due to the soft used truck market throughout the nine months ended September 30, 2016, gain on disposals of tractors was lower than in the nine months ended September 30, 2015. This was partially offset by an increase in the volume of trailers sold in the nine months ended September 30, 2016, compared to the same period in 2015.
Other Expenses — The following table summarizes fluctuations in certain non-operating expenses, included in our consolidated income statements, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Interest expense	$23,545	$29,627	$(6,082)	(20.5)%
Derivative interest expense	$—	$3,972	$(3,972)	(100.0)%
Loss on debt extinguishment	$—	$9,567	$(9,567)	(100.0)%
Non-cash impairments of non-operating assets	$—	$1,480	$(1,480)	(100.0)%
Legal settlements and reserves	$3,000	$6,000	$(3,000)	(50.0)%
Income tax expense	$46,275	$76,842	$(30,567)	(39.8)%
Interest Expense — Interest expense is comprised of debt interest expense, amortization of DLCs, and (with respect to the nine months ended September 30, 2015) OID. The decrease in interest expense was primarily driven by overall lower debt balances during the nine months ended September 30, 2016, as well as more favorable interest rates and terms in the 2015 Agreement, which replaced the 2014 Agreement in July 2015.
Derivative Interest Expense — Derivative interest expense reflects losses reclassified from AOCI into net income from the effective portion of cash flow hedges, as well as the income effect of mark-to-market adjustments and current settlements of interest rate swaps, which were de-designated in February 2013. The final settlement of our interest rate swaps occurred in July 2015.
Loss on Debt Extinguishment — In July 2015, we replaced the 2014 Agreement with the 2015 Agreement, which resulted in a loss on debt extinguishment of $9.6 million, reflecting the write-off of the unamortized OID and DLCs related to the 2014 Agreement.
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
Legal Settlements and Reserves — In June 2016, we reserved for a $3.0 million expense from a legal matter, which was not associated with our normal business operations.
In June 2015, the Company settled a lawsuit related to a contractual dispute with an ancillary fuel system equipment supplier.  As a result of this settlement, the Company incurred a $6.0 million expense.
Income Tax Expense — The effective tax rate for the nine months ended September 30, 2016 was 31.9%, which was lower than our expectation of 36.5%. The difference was primarily due to a foreign subsidiary's income tax credits related to tolls paid, a domestic subsidiary's income tax credits for research and development, a reduction in the uncertain tax position reserve, and Federal domestic production deductions, all realized as discrete items.
The effective tax rate for the nine months ended September 30, 2015 was 38.1%, which was lower than our expectation of 38.5%, primarily due to certain Federal employment tax credits realized as discrete items.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
The following table presents our available sources of liquidity:

Source	September 30, 2016
(In thousands)
Cash and cash equivalents, excluding restricted cash	$71,258
Availability under New Revolver, due July 2020 (1)	453,037
Availability under 2015 RSA, due January 2019 (2)	6,300
Total unrestricted liquidity	$530,595
Cash and cash equivalents – restricted (3)	59,487
Restricted investments, held to maturity, amortized cost (3)	22,864
Total liquidity, including restricted cash and restricted investments	$612,946
____________

(1)
As of September 30, 2016, we had $50.0 million in borrowings under the $600.0 million New Revolver. We additionally had $97.0 million in outstanding letters of credit (discussed below), leaving $453.0 million available under the New Revolver.

(2)	Based on eligible receivables at September 30, 2016, our borrowing base for the 2015 RSA was $306.3 million, while outstanding borrowings were $300.0 million, gross of DLCs.

(3)	Restricted cash and cash equivalents, and restricted short-term investments are primarily held by our captive insurance companies for claims payments.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to owner-operators, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:

•
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and fund growth in our revenue equipment fleet. We expect net cash capital expenditures to be in the range of $125.0 to $135.0 million for full-year 2016. In addition to this, we expect to continue to obtain a portion of our equipment under operating and capital leases. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.

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
There can be no assurance that we will be able to incur additional debt under our existing financial arrangements to satisfy our ongoing capital requirements. However, we believe the combination of our expected cash flows, financing available through operating leases, which are not subject to debt incurrence baskets, the capital lease basket, available funds under the 2015 RSA, and availability under the New Revolver will be sufficient to fund our expected capital expenditures for at least the next twelve months.

•
Principal and Interest Payments — As of September 30, 2016, we had material debt and capital lease obligations of $1.2 billion, which are discussed under "Material Debt Agreements," below. A significant amount of our cash flows from operations are committed to minimum payments of principal and interest on our debt facilities and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.

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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. In September 2015, the Board authorized the Company to repurchase up to $100.0 million of its outstanding Class A common stock. We finished our repurchases under this authorization in January 2016. In February 2016, the Board authorized an additional $150.0 million in share repurchases, of which $65.0 million remained available as of September 30, 2016. See further details regarding our share repurchases under Note 12 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information.

Working Capital
As of September 30, 2016 and December 31, 2015, we had a working capital surplus of $231.7 million and $306.7 million, respectively.
Material Debt Agreements
As of September 30, 2016, we had $1.2 billion in material debt obligations at the following carrying values:

•	$592.8 million: New Term Loan A, due July 2020, net of $1.4 million DLC

•	$299.2 million: 2015 RSA outstanding borrowings, due January 2019, net of $0.8 million DLC

•	$248.9 million: Capital lease obligations

•	$50.0 million: New Revolver, due July 2020

•	$1.2 million: Other
As of December 31, 2015, we had $1.4 billion in material debt obligations at the following carrying values:

•	$668.1 million: New Term Loan A, due July 2020, net of $1.7 million DLC

•	$223.9 million: 2015 RSA outstanding borrowings, due January 2019, net of $1.1 million DLC

•	$281.8 million: Capital lease obligations

•	$200.0 million: New Revolver, due July 2020

•	$11.1 million: Other
Key terms and other details regarding our material debt agreements and capital leases are discussed in Notes 5, 6, 7, and 8 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information, in this Quarterly Report on Form 10-Q, incorporated by reference herein.
Capital and Operating Leases
In addition to our net cash capital expenditures, we enter into lease agreements to acquire revenue equipment, including tractors and trailers. Our tractor and trailer lease acquisitions and terminations were as follows:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Gross value of revenue equipment acquired with:
Capital leases	$12,811	$142,937
Operating leases	245,052	283,119

Originating value of terminated revenue equipment leases:
Capital leases	$44,448	$10,735
Operating leases	214,292	258,095

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis
The following table summarizes our cash flow activities for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

	Nine Months Ended September 30,		Favorable (Unfavorable) Cash Flow Variance
	2016	2015
	(In thousands)
Net cash provided by operating activities	$328,833	$357,222	$(28,389)
Net cash used in investing activities	(50,717)	(204,218)	153,501
Net cash used in financing activities	(314,448)	(204,430)	(110,018)
The $28.4 million decrease in net cash provided by operating activities for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, consisted of:

Unfavorable Cash Flow Variance:

(1)	$81.9 million decrease in operating income, driven by the factors discussed in "Results of Operations — Segment Review" and "Results of Operations — Consolidated Operating and Other Expenses," above.

Favorable Cash Flow Variances:

(2)
$21.0 million increase in net cash provided by operating activities related to changes in accounts payable, accrued, and other liabilities, primarily due to increases in accrued liabilities, partially offset by timing differences in payments to our vendors.

(3)
$14.4 million decrease in interest payments during the nine months ended September 30, 2016, compared to the same period in 2015. This was driven by overall lower debt balances during the nine months ended September 30, 2016, as well as more favorable interest rates and terms in the 2015 Agreement, which replaced the 2014 Agreement in July 2015.

(4)
$10.3 million decrease in income tax payments during the nine months ended September 30, 2016, compared to the same period in 2015. This was primarily due to the decrease in income before income taxes over the comparable nine-month periods.

(5)	$7.8 million net remaining favorable variance was related to various factors that had an immaterial impact on net cash provided by operating activities.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The $153.5 million decrease in net cash used in investing activities for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, consisted of:

Favorable Cash Flow Variances:

(1)
$119.6 million decrease in capital expenditures due to the timing of lease financing versus cash capital expenditures. Our primary focus in 2016 has been fleet utilization. As such, we did not add net capacity within our truck count during the nine months ended September 30, 2016; however, we did replace older revenue equipment with new equipment during this time. These replacements were primarily funded using operating leases, as compared to the nine months ended September 30, 2015, when our revenue equipment additions were funded using a mixture of operating leases, capital leases, and cash on hand.

(2)
$19.7 million increase in proceeds from sale of property and equipment. The volume of trailer sales increased over the comparable nine-month periods, which was the primary contributor to the total increase in proceeds from sales of property and equipment.

(3)
$8.6 million favorable change in restricted cash and cash equivalents. Changes in the balance are driven by the amount and timing of future claims payments by our captive insurance companies. The restricted cash and cash equivalents balance increased $4.2 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, when it increased $12.8 million.

(4)	$5.6 million net remaining favorable variance was related to various factors that had an immaterial impact on net cash used in investing activities.

Unfavorable Cash Flow Variances:
There were no individually significant unfavorable variances in net cash used in investing activities between the nine months ended September 30, 2016 and September 30, 2015.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Impact of the 2015 Agreement: The 2015 Agreement includes a $600.0 million New Revolver and a $680.0 million New Term Loan A. Upon closing in July 2015, the proceeds from the New Term Loan A, a $200.0 million draw on the New Revolver and $4.9 million cash on hand were used to pay off the then-outstanding balances of the Old Term Loan A ($485.0 million) and Term Loan B ($395.0 million), including accrued interest and fees under the 2014 Agreement, as well as certain transactional fees associated with the 2015 Agreement.
The $110.0 million increase in net cash used in financing activities for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, consisted of:

Unfavorable Cash Flow Variances:

(1)
$115.0 million cash used during the nine months ended September 30, 2016 to repurchase shares of our outstanding Class A common stock, pursuant to the Board-authorized share repurchase programs. See further details regarding our share repurchases under Note 12 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information and "Uses of Liquidity — Share Repurchases," above.

(2)
$93.0 million increase in net repayments on the revolving line of credit.  We repaid $150.0 million on the New Revolver during the nine months ended September 30, 2016. Excluding the impact of the 2015 Agreement, we repaid $57.0 million on the revolving line of credit during the nine months ended September 30, 2015.

(3)
$56.6 million increase in repayments of long-term debt and capital leases. During the nine months ended September 30, 2016, we repaid $75.5 million on the New Term Loan A, reflecting $55.6 million in prepayments for the remainder of 2016 through 2017, as well as $19.9 million in scheduled minimum principal payments. Excluding the impact of the 2015 Agreement, we repaid $20.6 million in principal payments on our term loans during the nine months ended September 30, 2015. The remaining variance was attributed to other debt and capital leases.

(4)	$4.4 million net remaining unfavorable variance was related to various factors that had an immaterial impact on net cash used in financing activities.

Favorable Cash Flow Variance:

(5)
$159.0 million favorable cash flow variance related to accounts receivable securitization. During the nine months ended September 30, 2016, we received proceeds from advances of $75.0 million under the 2015 RSA, net of repayments. During the nine months ended September 30, 2015, we repaid $84.0 million under the 2013 RSA, net of proceeds received from advances.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Contractual Obligations
Key terms and other details regarding Jerry Moyes' retirement package are included in Note 17 in the Notes to Consolidated Financial Statements, included in Part I, Item 1, which is incorporated by reference herein. "Liquidity and Capital Resources," above, and "Off Balance Sheet Arrangements," below include details on other changes in our contractual obligations during the nine months ended September 30, 2016. Aside from these items, there were no material changes to the contractual obligations table, which was included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off Balance Sheet Arrangements
Operating Leases — As of September 30, 2016, we leased 8,308 tractors under operating leases, which includes 5,444 company tractors and 2,864 owner-operator tractors financed by the Company. Operating leases have been an important source of financing for our revenue equipment. In accordance with ASC Topic 840, Leases, property and equipment held under operating leases is not reflected in our consolidated balance sheets. All expenses related to operating leases and related liabilities are reflected in our consolidated income statements under "Rental expense." Rental expense was $170.3 million for the nine months ended September 30, 2016, compared with $180.9 million in the nine months ended September 30, 2015.
Purchase Commitments — As of September 30, 2016, the Company's outstanding commitments to acquire revenue equipment were as follows:

•	remainder of 2016: $174.3 million ($103.2 million of which were tractor commitments),

•	year-ended December 31, 2017: $190.9 million ($190.9 million of which were tractor commitments), and

•	thereafter: none.
The Company has the option to cancel tractor purchase orders with 60 to 90 days' notice prior to the scheduled production, although the notice period has lapsed for 35.1% of the tractor commitments outstanding as of September 30, 2016. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of September 30, 2016, the Company had $0.3 million in outstanding purchase commitments for non-revenue equipment and no purchase commitments for facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

Seasonality
In the truckload industry, results of operations generally show a seasonal pattern. As customers ramp up for the year-end holiday season, the late third quarter and fourth quarter have historically been the Company's strongest volume periods. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower-volume quarter than the other three quarters. In recent years, the macro consumer buying patterns combined with shippers’ supply chain management, which historically contributed to the fourth quarter "peak" season, continued to evolve. As a result, the Company's fourth quarter 2015, 2014, and 2013 volumes were more evenly distributed throughout the quarter, rather than peaking early in the quarter. In the eastern and mid-western United States, and to a lesser extent in the western United States, the Company's equipment utilization typically declines and operating expenses generally increase during the winter season. This tends to be attributed to declines in fuel efficiency from engine idling and increases in accident frequency, claims, and equipment repairs from severe weather. The Company's revenue is directly related to shippers' available working days. As such, curtailed operations and vacation shutdowns around the holidays may affect the Company's revenue. From time to time, the Company also suffers short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could add volatility to, or harm, the Company's results of operations.

Inflation
Inflation can have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, equipment, wages, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increase. However, the effect of inflation has been minor in recent years.

Recently Issued Accounting Pronouncements
See Part I, Item 1: Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's consolidated financial statements, as follows:

•	Note 1 for recently issued accounting pronouncements the Company adopted in the nine months ended September 30, 2016.

•	Note 2 for recently issued accounting pronouncements, not yet adopted by the Company as of September 30, 2016.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure from variable interest rates, primarily related to our 2015 Agreement and 2015 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable-rate debt (weighted average variable rate of 1.7% for the nine months ended September 30, 2016 and 2015). Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $9.4 million.
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, decreased from an average of $2.797 per gallon for the nine months ended September 30, 2015 to an average of $2.250 per gallon for the nine months ended September 30, 2016. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of September 30, 2016 our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 10 of the notes to our consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the period ended September 30, 2016, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 should be carefully considered as these risk factors could materially affect our business, financial condition, future results and/or our ability to maintain compliance with our debt covenants. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, operating results and/or our ability to maintain compliance with our debt covenants.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

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
On May 18, 2016, M Capital II terminated its VPF covering 12,294,016 shares of Class A Common Stock, and entered into a new VPF covering the same number of shares of Class A Common Stock. The new VPF requires M Capital II to deliver a variable amount of Class A Common Stock, up to a maximum of 12,294,016 shares, or an equivalent amount of cash, upon maturity dates occurring on May 26, 2017 through May 31, 2017. The new VPF is collateralized by 12,294,016 shares of Class B Common Stock.
On the same date, Cactus Holding I entered into a new VPF covering 7,005,984 shares of Class A Common Stock. The new VPF requires Cactus Holding I to deliver a variable amount of Class A Common Stock, up to a maximum of 7,005,984 shares, or an equivalent amount of cash, upon maturity dates occurring on May 26, 2017 through May 31, 2017. The new VPF is collateralized by an aggregate of 7,005,984 shares of Class A Common Stock and Class B Common Stock which were previously pledged on margin.
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
Margin Pledging Limitations — The Company has a securities trading policy ("STP") that includes, among other things, limitations on the pledging of Company stock on margin. As disclosed at the time of our IPO, under the STP, directors, senior executive officers (including the Chief Executive Officer) and compliance officers were not permitted to pledge more than 20% of their family stock holdings for margin loans. In July 2013, the Nominating and Governance Committee and the Board approved revisions to the STP to further limit pledging of stock on margin, under which, effective July 1, 2014, the limitation was reduced to 15% of family stock holdings and was scheduled to be reduced to 10% of family stock holdings as of July 1, 2015.
In June 2015, Mr. Moyes reported to the independent chairman of the Board that he was in compliance with the limitation on pledging stock on margin and was working to reduce the amount pledged on margin to below the 10% limit scheduled to take effect, but needed until November 2015 to do so in an orderly fashion. Following Board discussion of these circumstances, the Board amended the STP so that the 15% limit would remain in effect through November 30, 2015 and the 10% limit would take effect on December 1, 2015.
In October 2015, Mr. Moyes informed the Company that due to the drop in the stock price he had pledged additional shares of Company stock on margin in August and September 2015, in contravention of the STP, and that the percentage of family stock holdings pledged on margin was in excess of the 15% limit. He was precluded from selling shares during this time because he was in possession of material non-public information.
The independent members of the Board met and considered these events in light of competing concerns. On the one hand, the policy and limitations on pledging stock on margin were intended to avoid the risks of stock being sold to satisfy a margin call at a time when Company insiders might have material nonpublic information. On the other hand, unwinding margin positions in significant amounts in a short period could generate adverse market perceptions concerning the Company and the stock. In addition, the Board sought additional information regarding Mr. Moyes' plans to reduce the level of stock pledged on margin.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

In response to these developments and the competing concerns identified, the Board directed Mr. Moyes to reduce the level of stock pledged on margin to 15% or less of family holdings no later than November 4, 2015 and determined to waive compliance with the 10% limit (but not the 15% limit) through December 31, 2016 so that the margin positions could be reduced in an orderly fashion. In addition, the Board formally reprimanded Mr. Moyes and imposed sanctions.
The Company's stock price volatility continued in December 2015 and necessitated Mr. Moyes to increase the level of Company stock pledged on margin; thereby exceeding the 15% limit. Taking into account various competing concerns, on December 18, 2015, the Board determined to waive compliance with the 15% limit (but not the 20% limit) through December 31, 2016 to allow Mr. Moyes to reduce the margin position in an orderly manner.
After giving effect to the amendments and waivers discussed above, the current STP provides that directors, senior executive officers (including the Chief Executive Officer) and compliance officers are not permitted to pledge more than 20% of their family stock holdings for margin loans through December 31, 2016, reducing to 15% of family stock holdings through December 31, 2017 and 10% of family stock holdings after January 1, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table shows our purchases of our common stock and the remaining amounts we are authorized to repurchase for each period in the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2016 to July 31, 2016	—	$—	—	$90,000,000
August 1, 2016 to August 31, 2016	1,341,088	$18.64	1,341,088	$65,000,000
September 1, 2016 to September 30, 2016	—	$—	—	$65,000,000
Total	1,341,088	$18.64	1,341,088	$65,000,000
____________

(1)
In February 2016, the Board authorized the Company to repurchase up to $150.0 million of its outstanding Class A common stock. There is no expiration date associated with this share repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	By-laws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

3.3	Amendment to Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on September 8, 2016

10.1	Agreement re: Jerry Moyes Retirement	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 8, 2016

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SWIFT TRANSPORTATION COMPANY

Date:	November 1, 2016	/s/ Richard Stocking
Richard Stocking
Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2016	/s/ Virginia Henkels
Virginia Henkels
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)