Form 10-K
period 2016-12-31
SWIFT TRANSPORTATION Co
filed 2017-02-17
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2016, the aggregate market value of our Class A common stock held by non-affiliates was $1,248,343,682, based on the closing price of our common stock as quoted on the NYSE as of such date.
There were 83,322,456 shares of the registrant's Class A Common Stock and 49,741,938 shares of the registrant's Class B Common Stock outstanding as of February 6, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "SEC") are incorporated by reference into Part III of this report.

SWIFT TRANSPORTATION COMPANY

2016 ANNUAL REPORT ON FORM 10-K

Table of Contents

SWIFT TRANSPORTATION COMPANY

2016 ANNUAL REPORT ON FORM 10-K

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

2007 Stock Plan	The Company's 2007 Omnibus Incentive Plan, as amended and restated.
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

2012 Agreement	The Company's previous credit agreement, replaced by the 2013 Agreement.
2012 ESPP	Employee Stock Purchase Plan, effective beginning in 2012.
2013 Agreement	The Company's Second Amended and Restated Credit Agreement, replaced by the 2014 Agreement.
2013 RSA
Second Amended and Restated Receivables Sale Agreement, entered into in 2013 by SRCII (defined below), with unrelated financial entities, "The Purchasers." The 2013 RSA was later replaced by the 2015 RSA.

2014 Agreement	The Company's Third Amended and Restated Credit Agreement, replaced by the 2015 Agreement.
2014 Stock Plan	The Company's 2014 Omnibus Incentive Plan.
2015 Agreement	The Company's Fourth Amended and Restated Credit Agreement.
2015 RSA	Third Amendment to Amended and Restated Receivables Sale Agreement, entered into in 2015 by SRCII (defined below), with unrelated financial entities, "The Purchasers."
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BASICs	Behavioral Analysis and Safety Improvement Categories - part of the new enforcement and compliance model introduced by the FMCSA (defined below)
Board	Swift's Board of Directors
C-TPAT	Customs-Trade Partnership Against Terrorism
CDL	Commercial Drivers' License
Central	Central Refrigerated Transportation, LLC (formerly Central Refrigerated Transportation, Inc.)
Central Acquisition	Swift's acquisition of all of the outstanding capital stock of Central
CEO	Chief Executive Officer, Richard Stocking
CFO	Chief Financial Officer, Virginia Henkels
CMV	Commercial Motor Vehicle
CODM	Chief Operating Decision Makers, which includes our CEO and CFO
COFC	Container on Flat Car
CSA	Compliance Safety Accountability
Deadhead	Tractor movement without hauling freight (unpaid miles driven)
DHS	United States Department of Homeland Security
DOE	United States Department of Energy
DOT	United States Department of Transportation

Table of Contents

SWIFT TRANSPORTATION COMPANY

2016 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS — CONTINUED

Term	Definition
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization (a non-GAAP measure)
ELD	Electronic Logging Device
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
FMCSA	Federal Motor Carrier Safety Administration
GAAP	United States Generally Accepted Accounting Principles
GHG	Green House Gas
IEL	Interstate Equipment Leasing, LLC (formerly Interstate Equipment Leasing, Inc.)
IPO	Initial Public Offering
LIBOR	London InterBank Offered Rate
LTL	Less-than-truckload
Mohave	Mohave Transportation Insurance Company, a Swift wholly-owned captive insurance subsidiary
Moyes Affiliates	Jerry Moyes, Vickie Moyes, The Jerry and Vickie Moyes Family Trust dated December 11, 1987, and various Moyes children's trusts
NASDAQ	National Association of Securities Dealers Automated Quotations
New Revolver	Revolving line of credit under the 2015 Agreement
New Term Loan A	The Company's first lien term loan A under the 2015 Agreement
NLRB	National Labor Relations Board
NYSE	New York Stock Exchange
OID	Original Issue Discount
Old Revolver	Revolving line of credit under the 2014 Agreement
Old Term Loan A	The Company's first lien term loan A under the 2014 Agreement
OTR	Over-the-road
Red Rock	Red Rock Risk Retention Group, Inc., a Swift captive insurance subsidiary
Revenue xFSR	Revenue, Excluding Fuel Surcharge Revenue
RSU	Restricted Stock Unit: represents a right to receive a share of Class A common stock, when it vests - awarded to employees of the Company
SafeStat	Safety Status measurement system
SEC	Securities and Exchange Commission
Senior Notes	The Company's senior secured second priority notes
SRCII	Swift Receivables Company II, LLC
Swift Refrigerated	Swift Refrigerated Service, LLC (formerly Central Refrigerated Transportation, LLC)
The Purchasers	Unrelated financial entities in the 2015 and 2013 RSA, which were accounts receivable securitization agreements entered into by SRCII
Term Loan B	The Company's first lien term loan B under the 2014 Agreement
TOFC	Trailer on Flat Car
TSA	United States Transportation Security Administration
VPF	Variable Prepaid Forward (contract)

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains "forward-looking statements" within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements include statements we make concerning:

•
our plans, objectives, goals, strategies (including our growth strategies and the benefits and advantages to us compared to others in the trucking industry), future events, future revenues or performance, and financing needs;

•	our compliance with, and the impact on Swift of, proposed, established or new environmental, transportation, safety, tax, accounting, labor, and other laws and regulations;

•	the benefits of our business model, operations, and strategies in light of changing trends in the trucking industry;

•	the benefits of our driver academies and driver development programs;

•	our opportunities in the temperature-controlled market;

•	the benefits of our C-TPAT status;

•	the benefits of utilizing owner-operators;

•	future opportunities in our Dedicated and Swift Refrigerated segments, as well as our non-asset-based freight brokerage and logistics services;

•	that we expect to reduce our participation in the spot market;

•	that our elimination of our TOFC service will result in efficiencies in our COFC service;

•	our expectations to pursue acquisitions and integrate such acquisitions quickly;

•	our compliance with environmental, transportation, and other laws and regulations;

•	the outcome of pending claims, litigation, and actions in respect thereof;

•	trucking industry supply, demand, pricing, and cost trends;

•	our expectation of increasing driver wages and hiring expenses, as well as the contracted pay rates for owner-operators;

•	trends in the age of our tractor and trailer fleet, equipment costs, and depreciation expense;

•	the amount of intangible asset amortization in future periods;

•	our ability to grow Adjusted EPS and return on assets and generate free cash flow to reduce debt;

•	the benefits of a shorter tractor trade-in cycle;

•	the benefits of our fuel surcharge program and our ability to recover increasing fuel costs through surcharges;

•	the impact of the lag effect relating to our fuel surcharges;

•	the sources and sufficiency of our liquidity and financial resources to pay debt, make capital expenditures, and operate our business;

•	the value of equipment under operating leases relating to our residual value guarantees;

•	our intentions concerning the potential use of derivative financial instruments to hedge fuel price increases;

•	our expectations regarding the use of the NYSE's "controlled company" exemption concerning certain corporate governance requirements;

•	our ability to alter our trade cycle and purchase agreements;

•	the sufficiency and condition of our facilities;

•	our intention to reinvest foreign earnings outside the United States;

•	our intentions concerning the payment of dividends; and

•
the timing and amount of future acquisitions of trucking equipment and other capital expenditures, as well as the use and availability of cash, cash flow from operations, leases, and debt to finance such acquisitions.

Such statements appear under the headings entitled Risk Factors, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Business. When used in this report, the words "estimates," "expects," "anticipates," "projects," "forecasts," "plans," "intends," "believes," "foresees," "seeks," "likely," "may," "will," "could," "should," "goal," "target," and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and therefore, our actual results may differ materially from those that we expected. Accordingly, undue reliance should not be placed on our forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.
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

Company Overview
Swift is a multi-faceted transportation services company, operating one of the largest fleets of truckload equipment in North America from over 40 terminals near key freight centers and traffic lanes. We principally operate in short- to medium-haul traffic lanes around our terminals and dedicated customer locations. During 2016, our consolidated average operational truck count was 17,548, which along with our intermodal containers covered 2.2 billion miles for shippers throughout North America, contributing to consolidated operating revenue of $4.0 billion and consolidated operating income of $242.0 million. As of December 31, 2016, our fleet was comprised of 13,937 company tractors and 4,429 owner-operator tractors, as well as 64,066 trailers, and 9,131 intermodal containers. Our customers have the opportunity to "one-stop-shop" for their truckload transportation needs with our extensive suite of service offerings, which includes line-haul services, dedicated customer contracts, temperature-controlled units, intermodal freight solutions, cross-border United States/Mexico and United States/Canada freight, flatbed hauling, freight brokerage and logistics, and others.

Company Background
The Company began operations in 1966 with only one truck, with Jerry Moyes, along with his father and brother as its founders. The founders originally conducted operations under the name of Common Market Distributing, later buying Swift Transportation Co., Inc. ("Swift Transportation"). In the 1980s, Jerry Moyes bought out his partners, becoming the sole owner of Swift Transportation. In 1990, Swift Transportation went public on the NASDAQ stock market.

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

•
Central Acquisition — On August 6, 2013, Swift acquired all of the outstanding capital stock of Central in a cash transaction. Jerry Moyes, our then-CEO and controlling stockholder, was the principal owner of Central. Given Mr. Moyes' interests in the temperature-controlled truckload industry, our Board established a special committee comprised solely of disinterested, independent directors in May of 2011 to evaluate Swift's expansion of its temperature-controlled operations. The special committee evaluated alternative business opportunities, including organic growth and various acquisition targets, and negotiated the transaction contemplated by the stock purchase agreement, with the assistance of its independent financial advisors. Upon the unanimous recommendation of the special committee, the Central Acquisition was approved by the Board (with Mr. Moyes not participating in the vote).

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

2010 — 2013
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

2014 — present
return to pre-recession levels and relative stabilization. In 2014, total spending on transportation, which fell during the 2007 – 2009 recession, returned to pre-recession levels. Truck tonnage grew throughout 2014, followed by decelerating growth in 2015, and relative stabilization in 2016. Capacity became looser in 2015 and 2016, as inventory levels were high and large volumes of tractor purchases created a supply/demand imbalance, putting pressure on pricing. Fuel prices declined.

The principal means of competition in our industry are customer service, capacity, and price. In times of strong freight demand, customer service, and capacity become increasingly important, and in times of weak freight demand, pricing becomes increasingly important. Most truckload contracts (other than dedicated contracts) do not guarantee truck availability or load levels. Pricing is influenced by supply and demand.
The trucking industry faces the following primary challenges, which we believe we are well-positioned to address, as discussed under "Our Competitive Strengths" and "Company Strategy," below:

•	cumulative impacts of regulatory initiatives, such as ELDs, hours-of service limitations for drivers, and the FMCSA's CSA;

•	uncertainty in the economic environment, including changing supply chain and consumer spending patterns;

•	pressures on volumes and pricing from excess industry capacity, excess customer inventories, and depressed shipping demand;

•	driver shortages;

•	driver distraction and other unfavorable safety trends;

•	significant and rapid fluctuations in fuel prices; and

•	increased prices for new revenue equipment, design changes of new engines, and volatility in the used equipment sales market.

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
Our financial health is strong, generating excess operating cash flows and growing profitability year-after-year with a culture that is cost- and environmentally-conscious.
We train, build, and develop our employees through perpetual learning opportunities to enhance their skill sets, allowing us to recognize our talented people.

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
Our OTR sleeper fleet has an average age of 2.4 years for our approximately 10,200 core operating units. By maintaining a newer fleet than many of our industry competitors, we believe that we have the following advantages:
• Newer tractors typically have fewer repairs and lower operating costs.
• Newer tractors are available for dispatch more often.
• Drivers are typically more attracted to newer tractors, which helps with driver recruiting and retention.
• Many competitors that allowed their fleets to age excessively will likely face a deferred capital expenditure spike, accompanied by difficulty in replacing their tractors because while new tractor prices have increased and the value received for the old tractors has decreased.

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

Leader in Driver Development
Historically, driver recruiting and retention have been significant challenges for truckload carriers. To address these challenges, we employ nationwide recruiting efforts through our terminal network, operate eleven driver academies, partner with third-party driver training facilities, provide drivers with modern tractors, and promote numerous driver satisfaction initiatives.

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

Experienced Management, Aligned with Corporate Success
Our management team has a proven track record of growth and cost control. Management focuses on disciplined execution and financial performance by measuring our progress through a combination of financial metrics. We align management's priorities with our stockholders' through equity incentive awards and an annual performance-based bonus plan.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

Company Strategy
Our key financial goals include improving our asset utilization, controlling costs, growing Adjusted EPS (defined in "Non-GAAP Financial Measures" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), improving return on net assets, as well as generating cash flow to reinvest in our business, repay debt, and return capital to our stockholders. We align our company focus to attain these goals by implementing the following strategies, which we believe also serve to minimize the impact of challenges currently faced in the trucking industry.

Profitable Revenue Growth
To increase freight volumes and yield, we intend to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities by leveraging our outstanding customer service and extensive suite of truckload services, and effectively price fuel surcharges.  In our pursuit to be best in class, we survey our customers and identify areas where we can accelerate the capture of new freight opportunities, improve our customers' experience, and profit from enhancing the value our customers receive. We are continuously refining our freight management tools to allocate our equipment to more profitable loads and complementary shipping lanes. In addition to growth in our core OTR dry van truckload business, we are targeting expansion in the following areas:

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

Temperature-controlled
Beginning with the Central Acquisition, we compete in the over-the-road temperature-controlled business to complement our dedicated temperature-controlled and our OTR dry van service offerings. Growth in the temperature-controlled market has outpaced the dry van market over the past ten years, and many of our current customers have a need for this service. We believe the scale provided by the Central Acquisition and our ability to penetrate our existing customer base provides us with future opportunities in this growing market.

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

Freight Brokerage and Logistics
We believe we have a substantial opportunity to continue to increase our non-asset-based freight brokerage and logistics services. We believe many customers increasingly seek transportation companies that offer both asset-based and non-asset-based services to ensure additional certainty that safe, secure, and timely truckload service will be available on demand. We intend to continue growing our transportation management and freight brokerage capability to build market share, earn marginal revenue on more loads, and preserve our assets for the most attractive lanes and loads.

Intermodal
We have intermodal agreements with most major North American rail carriers, which have helped increase our volumes through more competitive pricing. Our intermodal presence, which expanded to service Mexico in 2013, complements our regional operating model and allows us to better serve customers in longer haul lanes and reduce our investment in fixed assets. Our intermodal fleet has more than doubled its size since its inception in 2005. Our capacity totaled 9,131 and 9,150 containers as of December 31, 2016 and 2015, respectively.

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

Process Improvement and System Integration
Successful implementation of process improvements and effective systems integration will achieve more efficient utilization of our tractors, trailers, and drivers' available hours-of-service. For example, our entire tractor fleet is retrofitted with ELDs, which we believe can help us more efficiently utilize our drivers' available hours-of-service.

Tractor Utilization	We use equipment pools, relays, team drivers, and similar measures to improve company tractor utilization.

Owner-operator Trucking Capacity
On average, owner-operators produce higher weekly revenue per tractor than company drivers. As such, we generally prefer to increase the percentage of our trucking capacity provided by owner-operators, when possible.

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

We believe that by achieving profitable revenue growth, improving asset utilization, continuing to control costs, and streamlining our processes, we will be able to grow our Adjusted EPS and our return on net assets, while generating free cash flow to reinvest in our business, potentially acquire complementary businesses, repay debt, reduce our leverage ratio, and return capital to our stockholders. These goals are in part dependent on continued improvement in industry-wide truckload volumes and pricing. Although we expect the economic environment and capacity constraints in our industry to support achievement of our goals, we have limited ability to affect industry volumes and pricing and cannot provide assurance that this environment will sustain. Nevertheless, we believe our competitive strengths and the expected supply and demand environment in the truckload industry are aligned to support the achievement of our goals through the strategies outlined above.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

Information by Segment and Geography

•
Segments — Our four reportable segments are Truckload, Dedicated, Swift Refrigerated, and Intermodal. Segment information is provided in Notes 2 and 24 to the consolidated financial statements, including accounting and reporting policy, segment definitions, and financial information. Supplementary segment information is available in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

•
Geography — The required disclosures relating to revenue and long-lived assets by geography are included in Note 24 to the consolidated financial statements. Income tax information by geography is included in Note 11 to the consolidated financial statements.

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
One customer, Wal-Mart, accounted for more than 10% of our operating revenue during 2016, 2015, and 2014.

•
Marketing — We concentrate our marketing efforts on cross-selling our extensive suite of services we provide to existing customers, as well as on establishing new customers with shipment needs that complement our terminal network and existing routes. At December 31, 2016, we had a sales staff of approximately 40 individuals across the United States, Mexico, and Canada, who work closely with management to establish and expand accounts.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

Revenue Equipment
We operate a modern company tractor fleet to help attract and retain drivers, promote safe operations, and reduce maintenance and repair costs. The following table shows the age of our owned and leased tractors and trailers as of December 31, 2016:

Model Year	Tractors (1)	Trailers
2017	1,225	6,696
2016	3,856	4,521
2015	3,142	6,664
2014	4,011	4,593
2013	675	4,551
2012	343	3,753
2011	83	3,189
2010	13	111
2009	78	4,392
2008	150	1,857
2007	99	129
2006 and prior	262	23,610
Total	13,937	64,066
_______________
(1) Excludes 4,429 owner-operator tractors.
We typically purchase or lease tractors and trailers manufactured to our specifications. We follow a comprehensive maintenance program designed to reduce downtime and enhance the resale value of our equipment. We have major maintenance facilities in the following locations:

•	Phoenix, Arizona

•	Memphis, Tennessee

•	Greer, South Carolina

•	West Valley City, Utah

•	Columbus, Ohio

•	Laredo, Texas

•	Jurupa Valley, California
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
Our tractor trade-in cycle range, depending on equipment type and usage, was 42 to 48 months and 36 to 48 months, during 2016 and 2015, respectively. Our newer equipment has enhanced features, which we believe tends to lower the overall life cycle costs by reducing safety-related expenses, lowering repair and maintenance expenses, improving fuel economy, and improving driver satisfaction. In 2017 and beyond, we will continue to monitor the appropriateness of this relatively short tractor trade-in cycle against the lower capital expenditure and financing costs of a longer tractor trade-in cycle, based on current and future business needs.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

Technology
Trucks — We equip virtually all of our trucks with certain OmniTRACStm technologies that enhance communication between the regional terminals and corporate headquarters, as well as the added benefits of ELDs, text-to-voice messaging, and turn-by-turn directions designed specifically for our industry. This allows us to alter driver routes rapidly, in case of urgent customer requests, adverse weather conditions, road closures, or other potential delays. It also enables our drivers to timely communicate route status or the need for emergency repairs. These technologies have afforded us additional productivity, improved safety, and increased customer and driver satisfaction.
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
Trailers and Containers — The majority of our trailers and containers are equipped with tracking devices that monitor locations of empty and loaded equipment via satellite. We also use geofencing, along with other on-site and off-site tracking capabilities to ensure we are alerted when our equipment is not located where we are expecting it to be located. These technological capabilities enable us to identify unused or stolen units, enhance our ability to charge for units detained by customers, and reduce theft.
Enterprise Resource Planning ("ERP") — In 2016, we began preliminary planning phases to replace our current ERP with a new solution, including identification of needs, request for proposal, evaluation of alternatives, and final selection of a new ERP. Beginning in 2017, the Company will be in the implementation phases of replacing its current ERP system with a new cloud-based solution. The core applications of the new ERP within finance, human resources, and payroll are expected to go live in 2018.

Employees
The strength of our company is our people, working together with common goals. There were approximately 21,800 full-time employees in our total headcount of approximately 21,900 employees as of December 31, 2016, which was comprised of:

Company drivers (including driver trainees)	16,600
Technicians and other equipment maintenance personnel	1,300
Support personnel (such as corporate managers, sales, and administrative personnel)	4,000
Total	21,900
As of December 31, 2016, our 821 Trans-Mex drivers in Mexico were our only employees represented by a union.
Company Drivers — All of our drivers must meet specific guidelines relating primarily to safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug and alcohol testing. Upon hire, drivers are trained in our policies, operations, safety techniques, and the fuel-efficient operation of the equipment. All new drivers must pass a safety test and have a current CDL. In addition, we have ongoing driver efficiency and safety programs to ensure that our drivers comply with our safety procedures.
We have established eleven driver academies across the United States. Our academies are strategically located in areas where external driver-training organizations were lacking. In other areas of the United States, we have contracted with driver-training schools, which are managed by third parties. There are certain minimum qualifications for candidates to be accepted into the academy, including passing the DOT physical examination and drug/alcohol screening. Students are required to complete three weeks of instructor-led study/training and then spend a minimum of 200 behind-the-wheel hours, driving with an experienced trainer.
In order to attract and retain qualified drivers and promote safe operations, we purchase high quality tractors equipped with optional comfort and safety features. We base our drivers at terminals and monitor each driver's location in order to schedule routing for our drivers so they can return home regularly. The majority of company drivers are compensated based on industry standard dispatched miles, loading/unloading, and number of stops or deliveries, plus bonuses. The driver's base pay per mile increases with the driver's length of experience. Our driver ranking system measures safety, compliance, customer service, and number of miles driven. Higher rankings provide drivers with additional benefits and/or privileges, such as special recognition, the ability to self-select freight, and the opportunity for increased pay.
Upon enrollment eligibility, drivers employed by us may participate in company-sponsored health, life and dental insurance plans and participate in our 401(k) and employee stock purchase plans.
Terminal Staff — Most of our large terminals are staffed with terminal leaders, fleet leaders, driver leaders, planners, safety coordinators, shop leaders, technicians, and customer service representatives. Our terminal leaders work with driver leaders, customer service representatives, and other operations personnel to coordinate the needs of both our customers and our drivers. Terminal leaders are also responsible for serving existing customers in their areas. Each fleet leader supervises approximately five

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

driver leaders at our larger terminals. Each driver leader is responsible for the general operation of approximately 40 to 50 trucks and their drivers, focusing on driver retention, productivity per truck, fuel consumption, fuel efficiency (with respect to driver-controllable idle time), safety, and scheduled maintenance. Customer service representatives are assigned specific customers to ensure specialized, high-quality service, and frequent customer contact.

Owner-Operators
In addition to Swift-employed company drivers, we enter into contractor agreements with third parties who own and operate tractors (or hire their own drivers to operate the tractors) that service our customers. We pay these owner-operators for their services, based on a contracted rate per mile. By operating safely and productively, owner-operators can improve their own profitability and ours. Owner-operators are responsible for most costs incurred for owning and operating their tractors. For convenience, we offer owner-operators maintenance services at our in-house shops and fuel at our terminals at competitive and attractive prices. As of December 31, 2016, owner-operators comprised 24.1% of our total fleet, as measured by tractor count.
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

Safety and Insurance
We take pride in our safety-oriented culture and maintain an active safety and loss-prevention program, which is led by regional safety management personnel at each of our terminals. We also equip our tractors with many safety features, such as roll-over stability devices and critical-event recorders, to help prevent or reduce the severity of accidents. We self-insure for a significant portion of our claims exposure and related expenses. We currently carry seven main types of insurance, which generally have the following self-insured retention amounts, maximum benefits per claim, and other limitations:

Insurance	Limits
Automobile Liability, General Liability, and Excess Liability	$250.0 million of coverage per occurrence ($350.0 million aggregated limits through October 31, 2016), subject to a $10.0 million self-insured retention per-occurrence.

Cargo Damage and Loss	$2.0 million limit per truck or trailer with a $10.0 million limit per occurrence; provided that there is a $1.0 million limit for tobacco loads and a $250 thousand deductible

Property and Catastrophic Physical Damage	$150.0 million limit for property and $100.0 million limit for vehicle damage, excluding over the road exposures, subject to a $1.0 million deductible

Workers' Compensation/Employers' Liability	Statutory coverage limits; employers' liability of $1.0 million bodily injury by accident and disease, subject to a $5.0 million self-insured retention for each accident or disease

Employment Practices Liability	Primary policy with a $10.0 million limit subject to a $2.5 million self-insured retention

Health Care
As of January 1, 2015, we are fully insured on our medical benefits, subject to contributed premiums. Prior to January 1, 2015, we had a $500 thousand specific deductible with an aggregating individual deductible of $150 thousand of each employee health care claim, as well as commercial insurance for the balance.

Director and Officer Insurance	We maintain insurance that covers our directors and officers for losses and expenses arising out of claims, based on acts or omissions in their capacities as directors or officers.
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
While under dispatch and our operating authority, the owner-operators we contract with are covered by our liability coverage and self-insurance retention limits. However, each is responsible for physical damage to his or her own equipment, occupational accident coverage, and liability exposure while the truck is used for non-company purposes. Additionally, fleet operators are responsible for any applicable workers' compensation requirements for their employees.
For safety, we electronically govern the speed of substantially all of our company tractors to a maximum of 62 miles per hour. Additionally, our owner-operator contracts include statements that owner-operators must comply with the Company's speed policy, which indicates that they must limit their speed to 67 miles per hour. These adopted speed limits are below the limits established by statute in many states. We believe our adopted speed limits for drivers reduce the frequency and severity of accidents, enhance fuel efficiency, and reduce maintenance expense, when compared to operating without our imposed speed limits.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

Fuel
We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies and reduce our fuel costs. Additionally, we utilize a fuel surcharge program to pass a majority of increases in fuel costs to our customers. In 2016, we purchased 16.9% of our fuel in bulk at 56 Swift and dedicated customer locations across the United States and Mexico. We purchased substantially all of the remainder through a network of retail truck stops with which we have negotiated volume purchasing discounts. The volumes we purchase at terminals and through the fuel network vary based on procurement costs and other factors. We seek to reduce our fuel costs by routing our drivers to truck stops when fuel prices at such stops are cheaper than the bulk rate paid for fuel at our terminals. We store fuel in underground storage tanks at two of our bulk fueling terminals and in above-ground storage tanks at our other bulk fueling terminals. We believe that we are sufficiently in compliance with applicable environmental laws and regulations relating to the storage and dispensing of fuel.

Seasonality
In the truckload industry, results of operations generally show a seasonal pattern. As customers ramp up for the year-end holiday season, the late third and fourth quarters have historically been our strongest volume quarters. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter for us than the other three quarters. In recent years, the macro consumer buying patterns combined with shippers' supply chain management, which historically contributed to the fourth quarter "peak" season, continued to evolve. As a result, our fourth quarter 2016, 2015, and 2014 volumes did not peak early in the quarter. Instead, volumes during the fourth quarter were more evenly disbursed throughout the quarter, with a brief decrease the week of the U.S. Thanksgiving holiday and then tapering off the last week of the year. In the eastern and mid-western United States, and to a lesser extent in the western United States, during the winter season our equipment utilization typically declines and operating expenses generally increase, with fuel efficiency declining because of engine idling and severe weather sometimes creating higher accident frequency, increased claims, and more equipment repairs. Revenue may also be affected by holidays as a result of curtailed operations or vacation shutdowns, because our revenue is directly related to available working days of shippers. From time to time, we also suffer short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could harm our results of operations or make our results of operations more volatile.

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
We have instituted programs to monitor and mitigate environmental risks and maintain compliance with applicable environmental laws dealing with the hauling, handling, and disposal of hazardous materials, fuel spillage or seepage, emissions from our vehicles and facilities, engine-idling, discharge and retention of storm water, and other environmental matters. As part of our safety and risk management program, we periodically perform internal environmental reviews. We are a Charter Partner in the EPA's SmartWay Transport Partnership, a voluntary program promoting energy efficiency and air quality. We believe that our operations are sufficiently in compliance with current laws and regulations and do not know of any existing environmental condition that would reasonably be expected to have a material adverse effect on our business or operating results.
If we are held responsible for the cleanup of any environmental incidents caused by our operations or business, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability. We have paid penalties for spills and violations in the past; however, they have not been material to our financial results or position.
Greenhouse Gas Emissions and Fuel Efficiency Standards — In 2008 the State of California's Air Resources Board ("ARB") approved the Heavy-Duty Vehicle GHG Emission Reduction Regulation in efforts to reduce GHG emissions from certain long-haul tractor-trailers that operate in California by requiring them to utilize technologies that improve fuel efficiency (regardless of where the vehicle is registered). The regulation required owners of long-haul tractors and 53-foot trailers to replace or retrofit their vehicles with aerodynamic technologies and low rolling resistance tires. The regulation also contained certain emissions and registration standards for refrigerated trailers.
Thereafter, the EPA and the National Highway Traffic Safety Administration ("NHTSA") began taking coordinated steps in support of a new generation of clean vehicles and engines through reduced GHG emissions and improved fuel efficiency at a national level.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

•
Phase 1: In September 2011, the EPA finalized federal regulations for controlling GHG emissions, beginning with model-year 2014 medium- and heavy-duty engines and vehicles and increasing in stringency through model-year 2018. The federal regulations relate to efficient engines, use of auxiliary power units, mass reduction, low rolling resistance tires, improved aerodynamics, improved transmissions, and reduced accessory loads.

In December 2013, California's ARB approved regulations to align its GHG emission standards and test procedures, as well as its tractor-trailer GHG regulation, with the federal Phase 1 GHG regulation.

•
Phase 2: In June 2015, the EPA and NHTSA, working in concert with California's ARB, formally announced a proposed national program establishing Phase 2 of the GHG emissions and fuel efficiency standards for medium- and heavy-duty vehicles for model-year 2018 and beyond. In August 2016, the EPA and NHTSA announced the final rule regarding Phase 2, which builds upon Phase 1, and would apply to certain trailer types beginning with model-year 2018 for EPA standards (voluntary for NHTSA standards through model-year 2020). Tractors and certain trailer types would be subject to the Phase 2 standards beginning with model-year 2021, increasing in stringency through model-year 2024, and phasing in completely by model-year 2027. This rule marks the first time federal mandates will be applied to trailers, with respect to aerodynamics and low-rolling resistance tires. The final rule was effective December 27, 2016.

Current and proposed GHG regulations could impact us by increasing the cost of new tractors and trailers, impairing productivity, and increasing our operating expenses.
Climate-change Proposals — Federal and state lawmakers are considering a variety of climate-change proposals related to carbon emissions and GHG emissions. The proposals could potentially limit carbon emissions for certain states and municipalities, which continue to restrict the location and amount of time that diesel-powered tractors (like ours) may idle.

Industry Regulation
Our operations are regulated and licensed by various federal, state, and local government agencies in North America, including the DOT, the FMCSA, and the DHS, among others. Our company, as well as our drivers and contracted owner-operators, must comply with enacted governmental regulations regarding safety, equipment, and operating methods. Examples include regulation of equipment weight, equipment dimensions, driver hours-of-service, driver eligibility requirements, on-board reporting of operations, and ergonomics. The following discussion presents recently enacted federal, state, and local regulations that have an impact on our operations.

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
Since 2004 the hours-of-service rules allowed drivers to restart their duty-cycle clocks every 34 hours to begin a new work week. From July 2013 through December 2014, the FMCSA required that drivers include 1:00 a.m. to 5:00 a.m. on consecutive days for applying the restart, which was also capped at once per week, or 168 hours. On December 13, 2014, Congress passed the fiscal year 2015 Omnibus Appropriations bill, which temporarily suspended enforcement of the 1:00 to 5:00 am provision and the 168-hour rule until September 30, 2015. The restart provision was again suspended in December 2015, pending completion of a study regarding driver restarts, when Congress passed the fiscal year 2016 Omnibus Appropriations bill.  All other provisions of the hours-of-service rules that went into effect on July 1, 2013 remained unchanged.
In December 2016, a short-term funding bill was passed by Congress, which clarified the hours-of-service rule. The provision in the bill requires the DOT to proceed with the existing 34-hour restart provision in the hours-of-service rule to ensure continuity in federal rest regulations, should the report on the study (noted above) not meet the criteria set by Congress. If the report, which was completed in December 2015, successfully addresses fatigue, then the rules would go back into effect. We are not aware of any further developments related to the hours-of-service rules.

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

Certain BASICs information was initially published and made available to carriers, as well as the general public. However, in December 2015, as part of the Fixing America's Surface Transportation ("FAST") Act, Congress mandated that the FMCSA remove all CSA scores from public view until a more comprehensive study regarding the effectiveness of BASICs improving

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

truck safety could be completed. The study is currently underway and a report to Congress is expected to be published in June 2017.
Implementation and effective dates are unclear. In October 2016, the FMCSA outlined proposed changes to its safety measurement system and sought public feedback through December 2016 before deciding whether to adopt the proposed changes. SafeStat is currently the authoritative safety measurement system in effect. We currently have a satisfactory SafeStat DOT rating, which is the best available rating under the current safety rating scale.

•
Safety Fitness Determination — In January 2016, the FMCSA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register, regarding carrier safety fitness determination. The NPRM proposes new methodologies that would determine when a motor carrier is not fit to operate a commercial motor vehicle. Key proposed changes included in the NPRM are as follows:

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
Public comments on the proposed rule were due in June 2016.

•
Moving Ahead for Progress in the 21st Century Bill — In July 2012, Congress passed the Moving Ahead for Progress in the 21st Century bill into law. Included in the highway bill was a provision that mandates electronic logging devices in commercial motor vehicles to record hours-of-service. Additionally, in response to the bill, a final rule related to entry-level driver training was passed in 2016, as well as amendments to the Drug and Alcohol Clearinghouse rules.

◦
Electronic Logging Devices ("ELD") — During 2012, the FMCSA published a Supplemental NPRM, announcing its plan to proceed with the ELDs and hours-of-service supporting documents rulemaking. The ELD rule became final in December 2015, as published in the Federal Register, with an effective date of February 16, 2016. The ELD rule phases in over a four-year period:

▪	Phase 1 (February 16, 2016 through December 18, 2017): Carriers and drivers subject to the rule may voluntarily use ELDs or use other forms of logging devices.

▪
Phase 2 (December 18, 2017 through December 16, 2019): Carriers and drivers subject to the rule can use Automatic On-board Recording Devices ("AOBRD") that were installed prior to December 18, 2017 or ELDs certified and registered after December 16, 2015.

▪	Phase 3 (after December 16, 2019): All drivers and carriers subject to the rule must use certified and registered ELDs that comply with the requirements of the ELD regulations.
Although the final ELD rule may have a large impact on the industry as a whole, we do not expect a significant impact on Swift, as we previously installed ELDs in our operational trucks in conjunction with our efforts to improve efficiency and communications with drivers and owner-operators.

◦
Entry-Level Driver Training ("ELDT") — In December 2016, the FMCSA established new minimum training standards for certain individuals applying for (or upgrading) a Class A or Class B commercial driver's license, or obtaining a hazardous materials, passenger, or school bus endorsement on their commercial driver's license for the first time. These individuals are subject to the ELDT requirements and must complete a prescribed program of theory and behind-the wheel instruction. The final rule requires that behind-the-wheel proficiency of an entry-level truck driver be determined solely by the instructor's evaluation of how well the driver-trainee performs the fundamental vehicle controls skills and driving procedures set forth in the curricula, but does not have a minimum training hours requirement, as proposed by the FMCSA earlier in 2016. The final rule went into effect on February 6, 2017, with a compliance date of February 7, 2020. Upon the compliance date, training schools will be required to register with the FMCSA's Training Provider Registry and certify that their program meets the classroom and driving standards.

◦
Commercial Driver's License Drug and Alcohol Clearinghouse — In December 2016, the FMCSA amended the Federal Motor Carrier Safety Regulations to establish requirements of the Commercial Driver's License Drug and Alcohol Clearinghouse, a database under its administration that will contain information about violations of the FMCSA's drug and alcohol testing program for holders of commercial driver's licenses. In addition to requiring employers to check the database for driver applicant drug and alcohol test failures, the final rule requires employers to check the database to determine

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

whether current employees have incurred a drug or alcohol violation that would prohibit them from performing safety-sensitive functions. The final rule is effective January 4, 2017, with a compliance date of January 6, 2020.

•
Prohibiting Coercion of Commercial Motor Vehicle Drivers — In November 2015, the Prohibiting Coercion of Commercial Motor Vehicle Drivers rule became final, as published in the Federal Register and adopted by the FMCSA. The rule explicitly prohibits motor carriers from coercing drivers to violate certain FMCSA regulations, including driver hours-of-service limits, CDL regulations, drug and alcohol testing rules, and hazardous materials regulations, among others. Under the rule, drivers can report incidents of coercion to the FMCSA, who is authorized to issue penalties against the motor carrier.

•
Speed Limiting Devices — In September 2016, the NHTSA and FMCSA proposed regulations that would require speed limiting devices on vehicles with a gross vehicle weight rating of more than 26,000 pounds for the service life of the vehicle. The speed is expected to be limited to 62, 65, or 68, but would ultimately be set by the final rule. Based on the agencies' review of the available data, limiting the speed of these heavy vehicles would reduce the severity of crashes involving these vehicles and reduce the resulting injuries and fatalities. Public comments on the proposed rule were due in November 2016.

For safety, we electronically govern the speed of substantially all of our company tractors to a maximum of 62 miles per hour. Additionally, our owner-operator contracts include statements that owner-operators must comply with the Company's speed policy, which indicates that they must limit their speed to 67 miles per hour.

Other Regulation

•
The TSA — In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities implemented and continue to implement various security measures on large trucks, including checkpoints and travel restrictions. The TSA adopted regulations that require drivers applying for or renewing a license for carrying hazardous materials to obtain a TSA determination that they are not a security threat.

•
WOTC — In December 2014, United States President, Barack Obama, signed the Tax Increase Prevention Act of 2014 ("TIPA"). Among other things, TIPA extended 50% bonus depreciation and the Work Opportunity Tax Credit ("WOTC"). In December 2015, President Obama signed the Protecting Americans from Tax Hikes ("PATH") Act of 2015. Among other things, PATH further extended 50% bonus depreciation and WOTC. The financial impact of these regulations is discussed in Note 11 in Part II, Item 8.

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
The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a negative impact on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:

•	recessionary economic cycles, such as the period from 2007 to 2009;

•	changes in customers' inventory levels, including shrinking product/package sizes, and in the availability of funding for their working capital;

•	excess tractor capacity in comparison with shipping demand; and

•	downturns in customers' business cycles.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

The risks associated with these factors are heightened when the United States economy is weakened. Some of the principal risks during such times, which we experienced during the most recent recession, are as follows:

•	low overall freight levels, which typically impair our asset utilization;

•	customers with credit issues and cash flow problems;

•	changing freight patterns from redesigned supply chains, resulting in imbalance between our capacity and customer demand;

•	customers bidding out freight or selecting competitors that offer lower rates, in an attempt to lower their costs, forcing us to lower our rates or lose freight; and

•	more deadhead miles incurred to obtain loads.
We are also subject to cost increases outside our control (for example fuel and diesel prices) that could materially reduce our profitability if we are unable to increase our rates sufficiently.
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

•	Higher fuel prices and higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation.

•	Competition from freight logistics and brokerage companies may negatively impact our customer relationships and freight rates.

•	Smaller carriers may build economies of scale with procurement aggregation providers, which may improve the smaller carriers' abilities to compete with us.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

•	There is a potential for loss of customers, employees, and drivers of the acquired company.

•	We may incur indebtedness or issue additional shares of stock.

Operational Risk
Consistent with industry trends, we face challenges with attracting and retaining qualified company drivers and owner-operators.
Recent driver shortages have required, and could continue to require, us to spend more for hiring, including recruiting and advertising. Our challenge with attracting and retaining qualified drivers stems from intense market competition, which subjects us to increased payments for driver compensation and owner-operator contracted rates. In recent years, we increased these rates to better attract and retain drivers. To the extent that the economy improves, we expect that we would need to continue to increase driver compensation and owner-operator contracted rates in order to remain competitive. In addition to intense driver market conditions, proposed changes to regulations around drug and alcohol testing and corresponding compliance measures implemented by the Company may further challenge our ability to attract and retain qualified drivers.
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
Our financing subsidiaries offer financing to some of the owner-operators we contract with to purchase or lease tractors from us. If these owner-operators default or experience a lease termination in conjunction with these agreements and we cannot replace them, we may incur losses on amounts owed to us. Also, if liquidity constraints or other restrictions prevent us from providing financing to the owner-operators we contract with in the future, then we could experience a shortage of owner-operators. This would be detrimental to our efforts to maximize our capacity contracted from owner-operators.
Pursuant to our fuel reimbursement program with owner-operators, when fuel prices increase above a certain level, we share the cost with the owner-operators we contract with in order to mute the impact that increasing fuel prices may have on their business operations. A significant increase or rapid fluctuation in fuel prices could cause our reimbursement costs under this program to be higher than the revenue we receive from our customers under our fuel surcharge programs.
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
Our success depends on our ability to retain our executive officers, including Richard Stocking (our President and CEO) and Virginia Henkels (our CFO). Inadequate succession planning or unexpected departure of key executive officers could cause substantial disruption to our business operations, deplete our institutional knowledge base and erode our competitive advantage. We currently have severance protection agreements in place with certain members of our executive management team. We believe that the executive officers identified above possess valuable knowledge about the trucking industry and that their knowledge and relationships with our key customers and vendors would be difficult to replicate. Although we believe we could replace key personnel, we may not be able to do so without incurring substantial costs.
Our ability to offer intermodal and brokerage services could be limited if we experience performance instability from third parties we use in those businesses.
Our intermodal business utilizes railroads and some third-party drayage carriers to transport freight for our customers. In most markets, rail service is limited to a few railroads or even a single railroad. Our ability to provide intermodal services in certain traffic lanes would be reduced or eliminated if the railroads' services became unstable. The cost of our rail-based services would likely increase, and the reliability, timeliness, and overall attractiveness of these services would likely decrease. Furthermore, railroads increase shipping rates as market conditions permit. Price increases could result in higher costs to our customers and negatively impact the demand for our intermodal services. In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, or obtain multiple providers, which could limit our ability to provide this service.
Our brokerage business is dependent upon the services of third-party capacity providers, including other truckload carriers that are our competitors. These third-party providers seek other freight opportunities and may require increased compensation in times of improved freight demand or tight trucking capacity. Our inability to secure the services of these third parties, or increases in the prices we must pay to secure such services, could have an adverse effect on our operations and profitability.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

We are dependent on computer and communications systems; and a systems failure or data breach could cause a significant disruption to our business.
Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain our computer system at our Phoenix, Arizona headquarters, along with computer equipment at each of our terminals. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, natural disasters, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, data breaches (including cyber-attacks or cyber intrusions over the Internet, malware, and the like), and other events generally beyond our control. We mitigate the risk of business interruption by maintaining redundant computer systems, redundant networks, and backup systems at alternative locations. However, these alternative locations are subject to some of the same interruptions that may affect the Phoenix headquarters. In the event of a significant system failure, our business could experience significant disruption.
Seasonality, weather, and other catastrophic events affect our operations and profitability.
We discuss seasonality and weather events that affect our business in Part I, Item 1, under "Seasonality." These events and other catastrophic events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, damage or destroy our physical assets, or adversely affect the business or financial condition of our customers, any of which could harm our results or make our results more volatile.

Compliance Risk
Since our industry is highly regulated, we may inadvertently violate existing or future regulations or be adversely affected by changes to existing regulations.
We have the authority to operate in the continental United States (as granted by the DOT), Mexico (as granted by the Secretaría de Comunicaciones y Transportes), and various Canadian provinces (as granted by the Ministries of Transportation and Communications in such provinces). Our company, as well as our drivers and contracted owner-operators, must comply with enacted governmental regulations regarding safety, equipment, environmental protection, and operating methods. Examples include regulation of equipment weight, equipment dimensions, fuel emissions, driver hours-of-service, driver eligibility requirements, on-board reporting of operations, and ergonomics. We may also become subject to new or more restrictive regulations related to safety or operating methods. We discuss several proposed and pending regulations that could impact our operations in Part I, Item 1, under "Environmental Regulation," "Industry Regulation," and "Other Regulation."
Additionally, our lease contracts with owner-operators are governed by federal leasing regulations, which impose specific requirements on us and the owner-operators. In the past, we have been the subject of lawsuits, alleging the violation of lease agreements or failure to follow the contractual terms. It is possible that we could be subjected to similar lawsuits in the future, which could result in added liability.
If current or future legislation deems that owner-operators are equivalent to employees, we would incur more employee-related expenses.
Tax, federal, and other regulatory authorities have argued that owner-operators in the trucking industry are employees, rather than independent contractors. In April 2010, federal legislation was proposed that increased the recordkeeping requirements for companies that engage independent contractors and heightened the penalties to employers that misclassified individuals and violated overtime and/or wage requirements. Some states have put initiatives in place to increase their revenues from items such as unemployment taxes, workers' compensation, and income taxes, and a reclassification of owner-operators as employees would help states achieve this objective. Further, class actions and other lawsuits have been filed against us and others in our industry seeking to reclassify owner-operators as employees for a variety of purposes, including workers' compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If the owner-operators we contract with are deemed employees, we would incur additional exposure under laws for federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort. The exposure could include prior period compensation, as well as potential liability for employee benefits and tax withholdings. In addition to that exposure, if owner-operators were deemed employees, then certain of our third-party revenue sources, including shop and insurance margins would be eliminated.
Changes in labor, wage, and other rules or legislation by the NLRB, Congress,or states, and/or organizing efforts by labor unions could result in litigation, divert management attention and have a material adverse effect on our operating results.
Although our only collective bargaining agreement exists at our Mexican subsidiary, Trans-Mex, we always face the risk that our employees will try to unionize. If the owner-operators we contract with were ever re-classified as employees, the magnitude of this risk would increase. The NLRB, Congress or states could impose rules or legislation significantly affecting our business and our relationship with our employees. On December 12, 2014, the NLRB implemented a final rule amending the agency's representation-case proceedings which govern the procedures for union representation. Pursuant to this amendment, union elections can now be held within 10-21 days after the union requests a vote. These rules make it easier for unions to successfully organize all

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

employers, in all industries. Any attempt to organize by our employees could result in increased legal and other associated costs. In addition, if we entered into a collective bargaining agreement, the terms could negatively affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.
In May of 2015, the Supreme Court of the United States refused to grant certiorari to appellees in the United States Court of Appeals for the Ninth Circuit case, Dilts, et al. v. Penske Logistics, LLC, et al. Consequently, the Appeals Court decision stands, holding that California state wage and hour laws are not preempted by federal law. As a result, the trucking industry has been confronted with a patchwork of laws at the state and local levels, related to employee rest and meal breaks. Further, driver piece rate compensation, which is an industry standard, has been attacked as not being compliant with state minimum wage laws. Both of these issues are adversely impacting the Company and the motor carrier industry as a whole, with respect to the practical application of the laws; thereby resulting in additional cost. In its individual capacity, as well as participating with industry trade organizations, the Company supports and is actively pursuing legislative relief through Congress. The Company believes enacting legislation clarifying the preemptive scope of federal transportation law and regulations, as originally contemplated by Congress, would eliminate much of the current wage and hour confusion along with lessening the burden on interstate commerce. The passage of federal legislation involves the political process and is uncertain. Existing state and local laws, as well as new laws adopted in the future, which are not preempted by federal law, may result in increased labor costs, driver turnover, reduced operational efficiencies, and amplified legal exposure.
CSA rulemaking could adversely affect us, including our ability to maintain or grow our fleet, as well as our customer relationships.
Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The current methodology for determining a carrier's DOT safety rating has been expanded, and as a result, certain current and potential drivers may no longer be eligible to drive for us. Additionally, our safety rating could be adversely affected. We recruit and retain a substantial number of first-time drivers. These drivers may have a higher likelihood of creating adverse safety events under CSA. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers. This could cause our customers, some of which require a minimum safety rating, to transition to carriers with higher fleet rankings, and away from us.
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
We have a growing operation in Mexico, through our wholly-owned subsidiary, Trans-Mex, which subjects us to general international business risks, including:

•	foreign currency fluctuation;

•	changes in the economic strength of Mexico;

•	difficulties in enforcing contractual obligations and intellectual property rights;

•	burdens of complying with a wide variety of international and Unites States export, import, and business procurement laws;

•	changes in trade agreements and United States-Mexico relations; and

•	social, political, and economic instability.
In addition, if we are unable to maintain our C-TPAT status, we may have significant border delays. This could cause our Mexican operations to be less efficient than those of competitor truckload carriers that have C-TPAT status and operate in Mexico. We also

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

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
Economic conditions and capital markets may adversely affect our customers and their ability to remain solvent. Our customers' financial difficulties can negatively impact our results of operations and financial condition if they were to curtail their operations or delay or default on their payments to us. Aside from our Dedicated segment, we generally do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot provide assurance that our customer relationships will continue. Our Dedicated segment is generally subject to longer-term written contracts than our Truckload segment business; however, certain of these contracts contain cancellation clauses. If we lost one or more major customers, it could have a material impact on our results of operations and financial position. There is no assurance that any of our customers will continue to utilize our services, renew our existing contracts, or continue at the same volume levels.
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
Credit markets may weaken again at some point in the future, which would make it difficult for us to access our current sources of credit and difficult for our lenders to find the capital to fund us. We may need to incur additional debt, or issue debt or equity securities in the future, to refinance existing debt, fund working capital requirements, make investments, or support other business activities. Declines in consumer confidence, decreases in domestic spending, economic contractions, and other trends in the credit market may impair our future ability to secure financing on satisfactory terms, or at all.
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
Although fuel prices have decreased in recent periods, fuel is one of our largest operating expenses. Diesel fuel prices greatly fluctuate due to factors entirely beyond our control, such as political events, terrorist activities, armed conflicts, and depreciation of the dollar against other currencies. Hurricanes and other natural or man-made disasters, such as the oil spill in the Gulf of Mexico in 2010, tend to lead to an increase in the cost of fuel. Rising demand, matched with falling supply of fuel, adversely impacts the price. Examples include rising demand in developing countries like China, diminishing supply from less drilling activity, and sharing supply with industries using crude oil and oil reserves for other purposes. These events may lead to fuel shortages and disruptions in the fuel supply chain.
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
We have not historically used derivatives to mitigate volatility in our fuel costs, but we periodically evaluate the benefits of employing this strategy. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

within banded pricing for a specified period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.
We operate a modern fleet of tractors, some of which are leased or financed. This subjects us to costs associated with increasing equipment prices, new engine design changes, volatility in the used equipment sales market, and the failure of manufacturers to meet their sale or trade-back obligations.
Our modern fleet of tractors gives us a competitive advantage in many ways. However, there are also disadvantages we face from obtaining newer equipment. For example, engines used in tractors manufactured in 2010 and after are subject to more stringent emissions control regulations issued by the EPA. We have paid higher prices for new tractors over the past few years as a result of complying with these regulations, while the resale and residual values have not increased to the same extent. Accordingly, our equipment costs, including depreciation expense per tractor, are expected to increase in future periods. To comply with the EPA's 2010 diesel engine emissions standards, many engine manufacturers are using special equipment that needs diesel exhaust fluid. If we purchase new tractors that have this special equipment, we will be exposed to additional costs associated with price and availability of diesel exhaust fluid, the weight of the equipment, maintenance, and training our drivers to use the equipment.
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
Used equipment prices are subject to substantial fluctuations based on freight demand, supply of used trucks, availability of financing, presence of buyers for export to countries such as Russia and Brazil, and commodity prices for scrap metal. These and any impacts of a depressed market for used equipment could require us to dispose of our revenue equipment below the carrying value. This leads to losses on disposal or impairments of revenue equipment, when not otherwise protected by residual value arrangements. Deteriorations of resale prices or trades at depressed values could cause more losses on disposal or impairment charges in future periods.
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our debt obligations.
As of December 31, 2016, our total outstanding long-term debt, including outstanding borrowings on the New Revolver and 2015 RSA, but excluding capital lease obligations, was $0.9 billion. Because we are leveraged, we could be at a competitive disadvantage compared to our competitors that are less leveraged. This could have negative consequences that include:

•	increased vulnerability to adverse economic, industry, or competitive developments;

•
cash flows from operations that are committed to payment of principal and interest, thereby reducing our ability to use cash for our operations, capital expenditures, and future business opportunities;

•	increased interest rates that would affect our variable rate debt;

•	noncompliance with restrictive covenants, borrowing conditions, and other debt obligations, which could result in an event of default;

•	non-strategic divestitures or inability to make strategic acquisitions;

•	lack of financing for working capital, capital expenditures, product development, debt service requirements, and general corporate or other purposes; and

•	limits on our flexibility to plan for, or react to, changes in our business, market conditions, or in the economy.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
As detailed in Note 13 to the consolidated financial statements, our senior secured credit facility agreement requires compliance with various affirmative, negative, and financial covenants. A breach of any of these covenants could result in default or (when applicable) cross-default. Upon default under our senior secured credit facility, the lenders could elect to declare all outstanding amounts to be immediately due and payable, as well as terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults with our other debt agreements. If we were unable to repay those amounts, the lenders could secure the debt with the collateral granted to them. If the lenders accelerated our debt repayments, we might not have sufficient assets to repay all amounts borrowed.
In addition, our 2015 RSA includes certain restrictive covenants and cross default provisions with respect to our senior secured credit facility. Failure to comply with these covenants and provisions may jeopardize our ability to continue to sell receivables under the facility and could negatively impact our liquidity.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

Insuring risk through our captive insurance companies could adversely impact our operations.
We insure a significant portion of our risk through our captive insurance companies, Mohave and Red Rock. In addition to insuring portions of our own risk, Mohave provides reinsurance coverage to third-party insurance companies associated with our affiliated companies' owner-operators. Red Rock insures a share of our automobile liability risk. The insurance and reinsurance markets are subject to market pressures. Our captive insurance companies' abilities or needs to access the reinsurance markets may involve the retention of additional risk, which could expose us to volatility in claims expenses.
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
We self-insure a significant portion of our claims exposure and related expenses for cargo loss, bodily injury, workers' compensation, and property damage, and maintain insurance with insurance companies above our limits of self-insurance. Self-insurance retention and other limitations are detailed in Part I, Item 1, under "Safety and Insurance." Our large self-insured retention limits can make our insurance and claims expense higher or more volatile. Additionally, if our third-party insurance carriers or underwriters leave the trucking sector, it could materially increase our insurance costs or collateral requirements, or create difficulties in finding insurance in excess of our self-insured retention limits.
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
Our stock could decline due to the large number of outstanding shares of our common stock eligible for future sale.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. These sales also could make it more difficult for us to sell equity or equity- related securities in the future at a time and price that we deem appropriate.
As of December 31, 2016, we have approximately 83.3 million outstanding shares of Class A common stock, assuming no exercise of options outstanding as of the date of this report, and approximately 49.7 million outstanding shares of Class B common stock that are convertible into an equal number of shares of Class A common stock. All of the Class A shares are freely tradable, except that any shares owned by "affiliates" (as that term is defined in Rule 144 under the Securities Act) may only be sold in compliance with the limitations described in Rule 144 under the Securities Act.
In addition, we have an aggregate of 4.3 million shares and 1.7 million shares of Class A common stock reserved for issuances under our 2014 Omnibus Incentive Plan and our 2012 Employee Stock Purchase Plan, respectively. Issuances of Class A common stock to our directors, executive officers, and employees through exercise of stock options under our stock plans, or purchases by our executive officers and employees through our 2012 ESPP, dilute a stockholder's interest in Swift.
We could determine that our goodwill and other indefinite-lived intangibles are impaired, thus recognizing a related loss.
As of December 31, 2016, we had goodwill of $253.3 million and indefinite-lived intangible assets of $181.0 million primarily from the 2007 Transactions. We evaluate goodwill and indefinite-lived intangible assets for impairment in accordance with the accounting policies discussed in Note 2 to the consolidated financial statements. Our evaluations in 2016, 2015, and 2014 produced no indication of impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.
We do not currently pay dividends on our Class A common stock or Class B common stock.
We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business, the repayment of debt, our repurchase of our Class A common stock, and for general corporate purposes. Any determination to pay dividends and other distributions in cash, stock, or property by Swift in the future will be at the discretion of our Board and will be dependent on then-existing conditions, including our financial condition and results of operations, contractual restrictions, such as restrictive covenants contained in our senior secured credit facility, capital requirements, legal restrictions, and other factors.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

Conflict of Interest Risk
Our controlling shareholder and Board member, Jerry Moyes, along with the Moyes Affiliates, control a large portion of our stock and have substantial control over us, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.
Our controlling shareholder and Board member, Mr. Moyes, and the Moyes Affiliates beneficially own 40.3% of our outstanding common stock. Mr. Moyes and the Moyes Affiliates beneficially own 100.0% of our Class B common stock and approximately 4.6% of our Class A common stock. On all matters with respect to which our stockholders have a right to vote, including the election of directors, the holders of our Class A common stock are entitled to one vote per share, and the holders of our Class B common stock are entitled to two votes per share. All outstanding shares of Class B common stock are convertible to Class A common stock on a one-for-one basis at the election of the holders thereof, or automatically upon transfer to someone other than Mr. Moyes or the Moyes Affiliates.
This voting structure gives Mr. Moyes and the Moyes Affiliates approximately 56.5% of the voting power of all of our outstanding stock as of December 31, 2016. As a result of our dual class structure, Mr. Moyes and the Moyes Affiliates are able to control all matters submitted to our stockholders for approval even though they own less than 50% of the total outstanding shares of our common stock. This significant concentration of share ownership may adversely affect the trading price for our Class A common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders can exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations, or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if other stockholders perceived that change of control to be beneficial.
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
Amended M Capital II VPF and Cactus VPF — On October 30, 2015, M Capital II and another Moyes Affiliate, Cactus Holding I, entered into the Amended M Capital II VPF and the Cactus VPF, respectively. The purposes of these two VPF contracts were to (i) extend the maturity date of M Capital II's then-existing VPF with Citibank N.A. entered into on October 29, 2013 and maturing on November 4, 2015 through November 6, 2015 and (ii) generate cash proceeds for the repayment of certain stock-secured obligations of Cactus Holding II, a Moyes Affiliate, and thereby effect the release of certain shares of Class B common stock pledged in connection with the same.
Cactus Holding I entered into the Cactus VPF contract in respect of 3.3 million shares of the Company's Class B common stock, which were pledged by Cactus Holding I as security for its obligations under the Cactus VPF contract. Under the Cactus VPF contract, Cactus Holding I was required to deliver to Citigroup Global Markets Inc. ("CGMI") a variable amount of stock or cash during a three trading day period at the maturity of the contract on November 21, 2016 through November 24, 2016 (later extended to November 25, 2016, then extended to 2017 as described below). In connection with the Cactus VPF contract, Cactus Holding I received $48.3 million from CGMI (including the $18.5 million noted in the paragraph below).
In connection with the Amended M Capital II VPF, M Capital II paid Citibank N.A. $18.5 million. The source of these funds was a cash payment from CGMI in connection with the Cactus VPF Contract. Under the Amended M Capital II VPF contract, M Capital II was required to deliver to Citibank N.A. a variable amount of stock or cash during a three trading day period at the maturity of the contract on November 21, 2016 through November 24, 2016 (later extended to November 25, 2016, then extended to 2017 as described below). The number of shares of the Company's Class B common stock subject to the Amended M Capital II VPF remained unchanged at 13.7 million.
On May 18, 2016, M Capital II terminated its VPF covering approximately12.3 million shares of Class A common stock, and entered into a new VPF covering approximately 12.3 million shares of Class A common stock. The new VPF required M Capital II to deliver a variable amount of Class A common stock, up to a maximum of approximately 12.3 million shares, or an equivalent amount of cash, upon maturity dates occurring on May 26, 2017 through May 31, 2017. The new VPF is collateralized by approximately 12.3 million shares of Class B common stock.
Also on May 18, 2016, Cactus Holding I entered into a new VPF covering approximately 7.0 million shares of Class A common stock. The new VPF required Cactus Holding I to deliver a variable amount of Class A common stock, up to a maximum of approximately 7.0 million shares, or an equivalent amount of cash, upon maturity dates occurring on May 26, 2017 through May 31, 2017. The new VPF is collateralized by an aggregate of approximately 7.0 million shares of Class A common stock and Class B common stock which were previously pledged on margin.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

On November 18, 2016, the maturity dates of the M Capital II VPFs were extended to December 5, 2017 through January 3, 2018, and the maturity dates of the Cactus Holding I VPFs were extended to December 5, 2017 through December 7, 2017. No additional shares were pledged in connection with these extensions.
The VPF contracts allow Mr. Moyes and the Moyes Affiliates to retain the same number of shares and voting percentage as they had prior to these VPF contracts. In addition, Mr. Moyes and the Moyes Affiliates are able to participate in price appreciation of the Company's common stock within certain levels.
In connection with the VPF transactions described above, an aggregate of approximately 34.3 million shares of Class B common stock and approximately 2.0 million shares of Class A common stock are collateralized to secure M Capital II's and Cactus Holding I's respective obligations under the VPF transactions.
As these shares are not pledged to secure a loan on margin, they are not subject to the securities trading policy pledging limitation discussed below. Although M Capital II and Cactus Holding I, respectively, may settle their obligations under the VPF transactions in cash, any or all of the collateralized Class B common stock shares could be converted into Class A common stock and any of the collateralized shares delivered on such dates to settle such obligations. Such transfers of our common stock, or the perception that they may occur, may have an adverse effect on the trading price of our Class A common stock and may create conflicts of interest for Mr. Moyes. In addition, Mr. Moyes’ counter party to the VPFs hedges their position by borrowing shares of Class A common stock and subsequently selling such shares, creating a short position. This hedging activity will fluctuate from time to time, based on the current market price of the Class A common stock and the counter party's strategy for reducing risk in their position. This hedging activity may place additional pressure on the price of the Class A common stock as such short positions are being put in place and/or may create a perception that the market is questioning Swift’s performance given the large short position that can occur and be reported. Maintaining this short position may offset some of the risk associated with a full share settlement of the VPF transactions as any shares received by the counter party might be used to settle these short positions thus reducing the amount that would otherwise be introduced to the market.
Cactus II Pledging — In July 2011 and December 2011, Cactus Holding Company II, LLC ("Cactus II"), an entity controlled by Mr. Moyes, pledged approximately 12.0 million shares of Class B common stock on margin as collateral for loan arrangements entered into by Cactus II and relating to Mr. Moyes. In connection with these December 2011 transactions, Cactus II converted approximately 6.6 million of the approximately 12.0 million pledged shares of Class B common stock into shares of Class A common stock on a one-for-one basis. During 2012, the Moyes Affiliates converted an additional approximately 1.1 million shares of Class B common stock to Class A common stock and sold approximately 4.8 million of these pledged Class A shares to a counter-party pursuant to a sale and repurchase agreement with a full recourse obligation to repurchase the securities at the same price on the fourth anniversary of sale.
This sale and repurchase agreement was replaced in May 2014 with a similar sale and repurchase agreement covering approximately 6.8 million shares. On May 18, 2016 the maturity of this agreement was extended to May 30, 2017, and was extended again on November 18, 2016 to November 30, 2017. On May 18, 2016, 2.0 million shares of Class A common stock and 5.1 million shares of Class B common stock previously pledged on margin for collateral for loan arrangements were transferred to a new VPF agreement as described above. On July 20, 2016, Cactus Holding II pledged an incremental approximately 1.9 million shares as collateral for a new loan arrangement. As of August 2, 2016, the Moyes Affiliates had pledged on margin a total of approximately 4.1 million shares, of which approximately 2.2 million were Class B and approximately 1.9 million were Class A common stock.
These pledged shares could cause Mr. Moyes’ interest to conflict with the interests of our other stockholders and could result in the future sale of such shares. Such sales could adversely affect the trading price or otherwise disrupt the market for our Class A common stock.
Other Obligations — On April 20, 2016, Mr. Moyes entered into a settlement agreement with the National Hockey League ("NHL") relating to a previously disclosed lawsuit between the NHL and Mr. Moyes. As part of the settlement agreement, certain of Mr. Moyes’ adult children entered into a Non-Recourse Guaranty and Pledge Agreement with the NHL pursuant to which they guaranteed certain obligations of Mr. Moyes and certain Moyes Affiliates to the NHL. The guarantor’s obligations are collateralized by 2.0 million shares of Class B common stock owned by the guarantors.
Margin Pledging Limitations — The Company has a securities trading policy ("STP") that includes, among other things, limitations on the pledging of Company stock on margin. As disclosed at the time of our IPO, under the STP, directors, senior executive officers (including the CEO), and compliance officers were not permitted to pledge more than 20% of their family stock holdings for margin loans. In July 2013, the Nominating and Governance Committee and the Board approved revisions to the STP to further limit pledging of stock on margin, under which, effective July 1, 2014, the limitation was reduced to 15% of family stock holdings and was scheduled to be reduced to 10% of family stock holdings as of July 1, 2015.
In June 2015, our then-Chief Executive Officer, Jerry Moyes, reported to the independent chairman of the Board that he was in compliance with the limitation on pledging stock on margin and was working to reduce the amount pledged on margin to below the 10% limit scheduled to take effect, but needed until November 2015 to do so in an orderly fashion. Following Board discussion of these circumstances, the Board amended the STP so that the 15% limit would remain in effect through November 30, 2015 and the 10% limit would take effect on December 1, 2015.

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
After giving effect to the amendments and waivers discussed above, the current STP provides that directors, senior executive officers (including the CEO), and compliance officers are not permitted to pledge more than 20% of their family stock holdings for margin loans through December 31, 2016, reducing to 15% of family stock holdings through December 31, 2017 and 10% of family stock holdings after January 1, 2018.
Mr. Moyes' consulting contract with Swift, effective December 31, 2016, contains a clause that addresses his hedging and pledging transactions. With respect to these transactions, so long as Mr. Moyes remains an officer or director of the Company, those transactions are generally required to be conducted in accordance with the Company's STP, effective as of August 31, 2016. As such, Board approval is required prior to Mr. Moyes conducting any such transactions. Pursuant to the consulting contract, the Company has agreed to take reasonable and prompt action (including Board consideration and submission of customary transfer agent and similar letters and confirmations) to permit the Moyes Affiliates to effect such transactions.
We engage in transactions with other businesses controlled by our majority shareholder and Board member, Jerry Moyes. This could create conflicts of interest between Mr. Moyes and our other stockholders.
We engage in various transactions with companies controlled by and/or affiliated with related parties. These transactions include freight services, facility leasing, air transportation, and other services provided by and/or received by Swift with entities affiliated with Mr. Moyes. Because certain entities controlled by Mr. Moyes and certain members of his family operate in the transportation industry, Mr. Moyes' ownership may create conflicts of interest or require judgments that are disadvantageous to our stockholders in the event we compete for the same freight or other business opportunities. As a result, Mr. Moyes may have interests that conflict with our stockholders.
We have a policy that requires prior approval of related party transactions. Additionally, our amended and restated certificate of incorporation contains provisions that specifically relate to prior approval of related party transactions with Mr. Moyes, the Moyes Affiliates, and any Moyes-affiliated entities. However, we cannot provide assurance that the policy or these provisions will be successful in eliminating conflicts of interest. Our amended and restated certificate of incorporation also provides that in the event that any Swift officer or director is also an officer, director, or employee of an entity owned by (or affiliated with) Mr. Moyes (or any Moyes Affiliate) and acquires knowledge of a potential transaction or other corporate opportunity not involving the transportation industry or involving refrigerated or LTL transportation, then, subject to certain exceptions, we shall not be entitled to such transaction or corporate opportunity and there should be no expectancy that such transaction or corporate opportunity will be available to us.
Mr. Moyes, our majority shareholder and Board member, has substantial ownership interests in and guarantees related to several other businesses and real estate investments, which may expose Mr. Moyes to significant lawsuits or liabilities.
In addition to being our majority shareholder and Board member, Mr. Moyes is the principal stakeholder of, and serves as chairman of the board of directors of SME Industries, Inc., a steel erection and fabrication company, Southwest Premier Properties, LLC, a real estate management company, and is involved in other business endeavors in a variety of industries and has made substantial real estate investments.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

or raise the necessary amount of proceeds to satisfy his obligations to such lenders, he may be subject to significant lawsuits, and expose his shares of stock to creditors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters are owned by the Company and situated on approximately 118 acres in Phoenix, Arizona. Our headquarters consist of a three-story administration building with 126,000 square feet of office space; 106,000 square feet of repair and maintenance buildings; a 20,000 square-foot drivers' center and restaurant; an 8,000 square-foot recruiting and training center; a 6,000 square-foot warehouse; a 300-space parking structure; a two-bay truck wash; and an eight-lane fueling facility.
We have over 40 locations in the United States and Mexico, including terminals, driver academies, and certain other locations. Our terminals may include customer service, marketing, fuel, and/or repair facilities. We believe that substantially all of our property and equipment is in good condition and our facilities have sufficient capacity to meet our current needs. From time to time, we invest in additional facilities to meet the needs of our business as we pursue additional growth.

Description of Activities Performed at Each Location
Region	Location	Owned / Leased		Customer Service	Marketing	Admin	Fuel	Repair	Driver Academy
W E S T E R N	Arizona – Phoenix (2)	✓		✓	✓	✓	✓	✓	✓
	California – Fontana		✓	✓	✓		✓	✓	✓
	California – Fontana: Truck Sales/Leasing	✓			✓
	California – Jurupa Valley	✓		✓	✓		✓	✓
	California – Lathrop	✓		✓	✓		✓	✓
	California – Otay Mesa	✓		✓				✓
	California – Willows	✓		✓			✓	✓
	Colorado – Denver	✓		✓	✓		✓	✓
	Idaho – Lewiston	✓	✓	✓	✓		✓	✓	✓
	Nevada – Sparks	✓		✓			✓	✓
	New Mexico – Albuquerque	✓		✓			✓	✓
	Oklahoma – Oklahoma City	✓		✓	✓		✓	✓
	Oregon – Troutdale	✓		✓	✓			✓
	Texas – El Paso	✓		✓	✓		✓	✓
	Texas – Houston		✓	✓				✓
	Texas – Lancaster	✓		✓	✓		✓	✓
	Texas – Laredo	✓		✓	✓		✓	✓
	Texas – Corsicana	✓							✓
	Utah – West Valley City (1)	✓		✓	✓		✓	✓	✓
	Utah – West Valley City: Body Shop		✓					✓
	Washington – Sumner	✓		✓	✓		✓	✓

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

Description of Activities Performed at Each Location
Region	Location	Owned / Leased		Customer Service	Marketing	Admin	Fuel	Repair	Driver Academy
E A S T E R N	Florida – Ocala	✓		✓	✓		✓	✓	✓
	Georgia – Decatur	✓		✓	✓		✓	✓
	Georgia – Decatur		✓						✓
	Illinois – Manteno	✓		✓			✓	✓
	Illinois – Rochelle (1)(2)	✓		✓	✓			✓	✓
	Indiana – Gary	✓		✓			✓	✓
	Kansas – Edwardsville	✓		✓	✓		✓	✓
	Michigan – New Boston	✓		✓	✓		✓	✓
	Minnesota – Inver Grove Heights	✓		✓	✓		✓	✓	✓
	New Jersey – Avenel	✓						✓
	New York – Syracuse	✓		✓	✓		✓	✓
	Ohio – Columbus	✓		✓	✓		✓	✓
	Pennsylvania – Jonestown	✓		✓			✓	✓
	South Carolina – Greer: Terminal	✓		✓	✓		✓	✓
	South Carolina – Greer: Body Shop	✓						✓
	Tennessee – Memphis: Body Shop	✓						✓
	Tennessee – Memphis: Terminal	✓		✓	✓		✓	✓
	Tennessee – Memphis	✓							✓
	Virginia – Richmond	✓		✓	✓		✓	✓	✓
	Wisconsin – Town of Menasha	✓		✓	✓		✓	✓
M E X I C O	Tamaulipas – Nuevo Laredo	✓		✓	✓		✓	✓
	Sonora – Nogales	✓		✓			✓	✓
	Nuevo Leon – Monterrey	✓		✓		✓
	State of Mexico – Mexico City		✓	✓		✓		✓
____________

(1)	Acquired as part of the Central Acquisition.

(2)	Includes a driver orientation building.
In addition to the above, we own parcels of vacant land and several non-operating facilities in various locations around the United States. We also maintain various drop yards throughout the United States, Mexico, and Canada. As of December 31, 2016, our aggregate monthly rent for all leased properties was approximately $0.7 million with varying terms expiring through December 2053. Substantially all of our owned properties are securing our senior secured credit facility.

ITEM 3.	LEGAL PROCEEDINGS
We are party to certain lawsuits in the ordinary course of business. Information about our legal proceedings is included in Note 17 of the notes to the consolidated financial statements, included in Part II, Item 8, in this Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated by reference herein. Aside from the amounts disclosed in Note 17, we do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows.

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

Year Ended December 31, 2016:	High	Low
First quarter	$18.66	$11.74
Second quarter	19.12	14.31
Third quarter	22.15	15.19
Fourth quarter	27.18	19.51

Year Ended December 31, 2015:	High	Low
First quarter	$29.01	$24.39
Second quarter	26.58	22.10
Third quarter	24.76	14.83
Fourth quarter	17.63	12.76
On December 31, 2016, there were 21 holders of record of our Class A common stock and 10 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by the record holders.
Class A Common Stock — As of December 31, 2016, we had 83,299,118 shares of Class A common stock outstanding. The Moyes Affiliates held 3,840,752 shares of our Class A common stock as of December 31, 2016, of which 1,886,860 were pledged on margin with respect to Cactus II.
Class B Common Stock — There is currently no established trading market for our Class B common stock. As of December 31, 2016, we had 49,741,938 shares of Class B common stock outstanding, all of which were owned by Mr. Moyes and the Moyes Affiliates. Of our shares of outstanding Class B common stock, 34,348,994 shares were collateralized with respect to the amended M Capital II VPF and Cactus VPF transactions, 2,000,000 were collateralized with respect to the Non-recourse Guaranty and Pledge Agreement with the NHL, and 2,243,252 were pledged on margin with respect to Cactus II.

Dividend Policy
We anticipate that we will use our future earnings, if any, for the development and expansion of our business, the repayment of debt, and for general corporate purposes. Any determination to pay dividends and other distributions in cash, stock, or property by Swift in the future will be at the discretion of our Board. Such determinations will be dependent on then-existing conditions, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our debt agreements, capital requirements, and other factors. For further discussion about restrictions on our ability to pay dividends, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Material Debt Agreements in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table shows our purchases of our common stock and the remaining amounts we are authorized to repurchase for each period in the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2016 to October 31, 2016	—	$—	—	$65,000,000
November 1, 2016 to November 30, 2016	90,637	$23.45	90,367	$62,881,000
December 1, 2016 to December 31, 2016	—	$—	—	$62,881,000
Total	90,637	$23.45	90,367	$62,881,000

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

________________

(1)
On February 22, 2016, the Company announced that the Board authorized the Company to repurchase up to $150.0 million of its outstanding Class A common stock. There is no expiration date associated with this share repurchase authorization.

Stockholders Return Performance Graph
The following graph compares the cumulative annual total return of stockholders from December 31, 2011 to December 31, 2016 of our Class A common stock relative to the cumulative total returns of the S&P 500 index and an index of other companies within the trucking industry (Dow Jones U.S. Trucking Total Stock Market Index) over the same period.  The graph assumes that the value of the investment in our Class A common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2011, and tracks it through December 31, 2016.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

$350
$300
$250
$200
$150
$100
$50
$0
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
Swift Transportation
S&P 500
Dow Jones US Trucking

	December 31,
	2011	2012	2013	2014	2015	2016
Swift Transportation	$100.00	$110.68	$269.54	$347.45	$167.72	$295.63
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Dow Jones US Trucking	100.00	105.14	132.20	170.77	131.36	174.30

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 6.	SELECTED FINANCIAL DATA
The information presented below is derived from our audited consolidated financial statements, included elsewhere in this report, except for 2012 and 2013, which were previously reported. In management's opinion, all necessary adjustments for the fair presentation of the information outlined in these financial statements have been applied. The selected financial data for 2016, 2015, and 2014 should be read alongside the consolidated financial statements and accompanying footnotes in Part II, Item 8.
Note: Factors that materially affect the comparability of the data for 2014 through 2016 are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. Factors that materially affect the comparability of the selected financial data for 2012 and 2013 are set forth below the table.
The following table highlights key measures of the Company's financial condition and results of operations (dollars in thousands, except per share data):

	Year Ended December 31,
Consolidated income statement GAAP data (1):	2016	2015	2014	2013	2012
Operating revenue	$4,031,517	$4,229,322	$4,298,724	$4,118,195	$3,976,085
Operating income	242,012	370,104	370,070	356,959	351,816
Interest and derivative interest expense (2)	30,598	42,322	86,559	103,386	127,150
Income before income taxes	214,969	316,786	250,626	256,404	201,701
Net income	149,267	197,577	161,152	155,422	140,087
Diluted earnings per share	1.10	1.38	1.12	1.09	1.00
Operating Ratio	94.0%	91.2%	91.4%	91.3%	91.2%

	As of December 31,
Consolidated balance sheet GAAP data (1):	2016	2015	2014	2013	2012
Cash and cash equivalents, excluding restricted cash	$89,391	$107,590	$105,132	$59,178	$53,596
Net property and equipment	1,548,601	1,651,100	1,542,130	1,447,807	1,397,536
Total assets (3)(4)	2,745,666	2,919,667	2,892,721	2,809,008	2,791,981
Debt:
Accounts receivable securitization (4)	279,285	223,927	334,000	264,000	204,000
Revolving line of credit	130,000	200,000	57,000	17,000	2,531
Long-term debt and capital lease obligations (4)	735,741	960,972	1,104,066	1,321,820	1,430,598

	Year Ended December 31,
Non-GAAP financial data (1):	2016	2015	2014	2013	2012
Adjusted EPS (5)	$1.22	$1.49	$1.38	$1.23	$1.11
Adjusted Operating Ratio (5)	92.9%	89.8%	89.0%	88.8%	88.3%
Adjusted EBITDA (5)	$533,705	$642,703	$619,825	$615,236	$598,934
____________

(1)	Data for all periods includes the results of Central, which was acquired by Swift on August 6, 2013.

(2)
Interest expense during 2013 is primarily related to outstanding balances of $229.0 million and $410.0 million of the first lien term loan B-1 and B-2 tranches of the 2013 Agreement, respectively, $493.8 million carrying value of the Senior Notes, and $264.0 million of the accounts receivable securitization.

Interest expense during 2012 is primarily related to outstanding balances of $157.1 million and $575.6 million net carrying value of the first lien term loan B-1 and B-2 tranches of the 2012 Agreement, respectively, $492.6 million carrying value of the Senior Notes and $204.0 million of the accounts receivable securitization.

(3)
Pursuant to the Company's early adoption of ASU 2015-17, "Total assets" as of December 31, 2016, 2015, and 2014 include the impact of reclassifying current deferred income taxes into the noncurrent portion on the consolidated balance sheets. "Total assets" as of December 31, 2013, and 2012 have not been retrospectively adjusted.

(4)
Pursuant to the Company's adoption of ASU 2015-06 and 2015-15, "Total assets," "Accounts receivable securitization," and "Long-term debt and obligations under capital leases" as of December 31, 2016 and 2015 include the impact of reclassifying debt issuance costs from "Other assets" into "Accounts receivable securitization," "Current portion of long-term debt," and "Long-term debt, less current portion" as a liability in the consolidated balance sheets. "Total assets", "Accounts receivable securitization," and "Long-term debt and obligations under capital leases" as of December 31, 2014, 2013, and 2012 have not been retrospectively adjusted.

(5)
Adjusted EPS, Adjusted Operating Ratio, and Adjusted EBITDA are non-GAAP financial measures. These non-GAAP financial measures should not be considered alternatives to, or superior to, GAAP financial measures. However, management believes that presentation of these non-GAAP financial measures provides useful information to investors regarding the Company's results of operations. Adjusted EPS, Adjusted Operating Ratio, and Adjusted EBITDA are reconciled to the most directly comparable GAAP financial measures in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
Management's discussion and analysis of financial condition and results of operations should be read together with the description of our business in Part I, Item 1, as well as the consolidated financial statements and accompanying footnotes in Part II, Item 8, of this Annual Report on Form 10-K. This discussion contains forward-looking statements as a result of many factors, including those set forth under Part I, Item 1A. Risk Factors, Part I Cautionary Note Regarding Forward-looking Statements, and elsewhere in this report. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed.

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
Our four reportable segments are Truckload, Dedicated, Swift Refrigerated, and Intermodal. Our extensive suite of service offerings (which includes line-haul services, dedicated customer contracts, temperature-controlled units, intermodal freight solutions, cross-border United States/Mexico and United States/Canada freight, flatbed hauling, freight brokerage and logistics, and others) provides our customers with the opportunity to "one-stop-shop" for their truckload transportation needs. In 2016, our fleet covered 2.2 billion miles for shippers throughout North America.
Revenue — In 2016, we generated consolidated operating revenue of $4.0 billion. We primarily generate revenue by transporting freight for our customers, generally at a predetermined rate per mile. We supplement this revenue by charging for fuel surcharges, stop-off pay, loading and unloading activities, tractor and trailer detention, and other ancillary services. The main factors that affect our revenue from transporting freight are the rate per mile we receive from our customers and loaded miles. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of loaded miles. Fuel surcharges are billed on a lagging basis, meaning that we typically bill customers in the current week based on a previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true.
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
2016 Initiatives —The truckload freight environment in 2016 was challenging. Excess industry capacity, excess customer inventories, and depressed shipping demand pressured volumes and pricing. We implemented the following initiatives to help counter the effects of these external factors:

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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Financial Overview

	Year Ended December 31,
	2016	2015	2014
GAAP Financial data:	(Dollars in thousands, except per share data)
Operating revenue	$4,031,517	$4,229,322	$4,298,724
Revenue xFSR	$3,722,863	$3,781,976	$3,535,391
Net income	$149,267	$197,577	$161,152
Diluted earnings per share	$1.10	$1.38	$1.12
Operating Ratio	94.0%	91.2%	91.4%
Non-GAAP financial data:
Adjusted EPS (1)	$1.22	$1.49	$1.38
Adjusted Operating Ratio (1)	92.9%	89.8%	89.0%
Adjusted EBITDA (1)	$533,705	$642,703	$619,825
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

Total Equipment — The following table summarizes our revenue equipment and supports the discussions and analyses, below:

	December 31,
	2016	2015	2014
Tractors:
Company:
Owned	6,735	7,442	6,083
Leased – capital leases	1,968	2,170	1,700
Leased – operating leases	5,234	5,599	6,099
Total company tractors	13,937	15,211	13,882
Owner-operator:
Financed through the Company	3,272	3,767	4,204
Other	1,157	886	750
Total owner-operator tractors	4,429	4,653	4,954
Total tractors	18,366	19,864	18,836
Trailers	64,066	65,233	61,652
Containers	9,131	9,150	9,150
Average Operational Truck Count — The following table summarizes average operational truck count, which is defined under "Results of Operations – Segment Review."

	Year Ended
	2016	2015	2014
Company	13,096	13,316	12,146
Owner-operator	4,452	4,599	5,044
Total (1)	17,548	17,915	17,190
____________

(1)	Includes trucks within our non-reportable segment.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Factors Affecting Comparability Between Periods
Driver Wages and Owner-operator Pay Rates — We implemented increases in wages for our company drivers and contracted pay rates for the owner-operators we contract with in August 2014 and May 2015. These increases were tailored, and we believe successful, at improving driver retention and recruiting. However, the increases had a short-term negative impact on profitability for certain periods discussed below, given the immediate effect of driver wage and pay rate increases on expense, versus the more gradual effect of customer pricing increases on revenue. We refer to these increases in company driver wages and owner-operator contracted pay rates throughout the segment and operating expense reviews, below.
Results of Operations — Comparison Between the Years Ended December 31, 2016 and 2015
The $48.3 million decrease in net income from $197.6 million in 2015 to $149.3 million in 2016, reflects the following:

(1)
$59.1 million decrease in Revenue xFSR — This was driven by decreases in the Truckload, Swift Refrigerated, Intermodal, and non-reportable segments, partially offset by an increase in Revenue xFSR in the Dedicated segment.

(2)	$138.7 million decrease in fuel surcharge revenue — Fuel prices were lower overall in 2016, which had an average DOE index of $2.30, compared to $2.71 in 2015.

(3)	$71.5 million decrease in fuel expense, primarily due to lower fuel prices.

(4)
$63.7 million decrease in purchased transportation — The decrease in the expense was attributed to reduced fuel reimbursements to owner-operators, as a result of lower fuel prices and a 2.9% decrease in miles driven by owner-operators. Additionally, lower intermodal freight volumes resulted in a decrease in payments to rail carriers, further contributing to the decrease in the expense. This was partially offset by the impact of increasing owner-operator contracted pay rates in May 2015.

(5)
$36.7 million increase in salaries, wages, and employee benefits, which was primarily due to the driver wage increase implemented in May 2015, an increase in group health insurance expenses, and a $7.1 million one-time expense pertaining to Jerry Moyes' retirement package.

(6)
$14.2 million decrease in gain on disposal of property and equipment, primarily driven by lower gain on disposals of tractors, due to a soft used truck market in 2016, compared to 2015. This was partially offset by an increase in volume of trailers sold.

(7)	$9.6 million loss on debt extinguishment in 2015, resulting from the replacement of the 2014 Agreement with the 2015 Agreement.

(8)
$53.5 million decrease in income tax expense. The effective tax rate in 2016 was 30.6%, which was lower than our expectation of 36.5%. The difference reflects reduced taxes primarily due to a reduction of income before income taxes. Additionally, federal domestic production activities deductions, certain income tax credits received by our foreign and domestic subsidiaries, and a reduction in our uncertain tax position reserve contributed to the difference. See below for discussion related to the 2015 effective tax rate.

(9)
$2.1 million decrease in other expenses was primarily due to the impacts from the Company's various cost control initiatives implemented during 2016. This was partially offset by a $20.4 million increase in legal settlements and reserves within operating supplies and expenses, which was primarily due to a $22.0 million accrual in 2016 related to unfavorable developments associated with certain litigation within our Swift Refrigerated segment.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Comparison Between the Years Ended December 31, 2015 and 2014
The $36.4 million increase in net income from $161.2 million in 2014 to $197.6 million in 2015, reflects the following:

(1)
$246.6 million increase in Revenue xFSR — This was driven by increases in the Truckload, Dedicated, Intermodal, and Non-reportable segments, partially offset by a decrease in Revenue xFSR in the Swift Refrigerated segment.

(2)	$316.0 million decrease in fuel surcharge revenue due to declining fuel prices.

(3)	$175.1 million decrease in fuel expense, due to declining fuel prices and improved fuel efficiency, partially offset by an increase in total miles driven by company drivers.

(4)
$140.9 million decrease in purchased transportation — This was attributed to reduced fuel reimbursements to the owner-operators we contract with and other third parties, as a result of declining fuel prices and a 5.4% decrease in miles driven by the owner-operators we contract with. This was partially offset by increases in owner-operator contracted pay rates, as well as growth in our logistics business.

(5)
$141.3 million increase in salaries, wages, and employee benefits, which was primarily due to a 10.3% increase in total miles driven by company drivers, higher company driver wage rates, and an increase in non-driver headcount.

(6)
$45.7 million increase in operating supplies and expenses, primarily attributed to higher equipment maintenance costs, which were due to an increase in total miles driven by company drivers, in-servicing new tractors, and processing used tractors for sale. A $5.1 million settlement of a class action lawsuit and related costs was also included here in 2015.

(7)
$41.8 million increase in rent and depreciation expense, which was affected by additional depreciation, maintenance, and staging expenses, resulting from a backlog of trucks that were being processed for trade or sale in the latter half of 2015.

(8)
$20.3 million increase in insurance and claims expense, primarily due to the first three quarters in 2015, when we had adverse current-year development of certain prior-year claims, higher claims severity trends and higher claims frequency trends.

(9)	$41.7 million decrease in interest expense, primarily driven by the call of our Senior Notes in November 2014.

(10)
$30.3 million decrease in loss on debt extinguishment — $9.6 million loss on debt extinguishment in 2015 from replacing the 2014 Agreement with the 2015 Agreement, compared to $39.9 million loss on debt extinguishment in 2014 ($34.7 million from redeeming our Senior Notes and $5.2 million from replacing the 2013 Agreement with the 2014 Agreement).

(11)	$29.7 million increase in income tax expense driven by an increase in income before income taxes and an increase in the effective tax rate from 35.7% in 2014 to 37.6% in 2015.

(12)
$3.4 million increase in other expenses includes a $6.0 million increase in non-operating expenses for a lawsuit that was settled in June 2015, a $1.5 million increase from a pre-tax impairment of a non-operating note receivable in 2015, partially offset by a $2.3 million decrease reflecting an impairment related to certain operations software in 2014.

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
Note: In the GAAP to non-GAAP reconciliations below, 2013 and 2012 are included to support the five-year presentation in Part II, Item 6, "Selected Financial Data."
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
We subtract income taxes, at the GAAP effective tax rate as applied to adjusted income before income taxes (except for 2012 – 2013, when we used the GAAP expected effective tax rate) from (b) to arrive at (c) adjusted earnings. Adjusted EPS is equal to (c) divided by weighted average diluted shares outstanding.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EPS.
Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Diluted earnings per share	$1.10	$1.38	$1.12	$1.09	$1.00
Adjusted for:
Income tax expense	0.48	0.83	0.62	0.71	0.44
Income before income taxes	1.59	2.20	1.75	1.80	1.44
Non-cash impairments (1)	0.01	—	0.02	—	0.02
Non-cash impairments of non-operating assets (2)	—	0.01	—	—	0.04
Loss on debt extinguishment (3)	—	0.07	0.28	0.04	0.16
Acceleration of non-cash equity compensation (4)	—	—	—	0.01	—
Excludable transaction costs (5)	—	—	—	0.03	—
Mark-to-market adjustment of interest rate swaps (6)	—	—	—	0.01	—
Amortization of unrealized losses on interest rate swaps (7)	—	—	—	—	0.04
Amortization of certain intangibles (8)	0.12	0.11	0.11	0.11	0.11
Moyes retirement package (9)	0.05	—	—	—	—
Adjusted income before income taxes	1.76	2.39	2.15	2.00	1.82
Provision for income tax expense at effective rate (10)	(0.54)	(0.90)	(0.77)	(0.77)	(0.71)
Adjusted EPS	$1.22	$1.49	$1.38	$1.23	$1.11
____________

(1)	Pre-tax non-cash impairments included:

•	2016 and 2014: Refer to "Impairments" under "Results of Operations — Consolidated Operating and Other Expenses," below.

•	2012: $2.3 million lost deposit on fuel technology and related equipment because a supplier ceased operations and $1.1 million for impaired real property.

(2)
For 2015, refer to "Non-cash impairments of non-operating assets" discussion under "Results of Operations — Consolidated Operating and Other Expenses," below. In 2012, non-cash impairments of non-operating assets pertained to Swift Power Services, LLC ("SPS"), an entity in which we owned a minority interest and held a secured promissory note. SPS failed to make its first scheduled principal payment to us on the secured promissory note, as well as a quarterly interest payment on December 31, 2012. This was due to a decline in its financial performance resulting from, among other things, a legal dispute with the former owners and its primary customer. This caused us to evaluate the secured promissory note due from SPS for impairment, which resulted in a $6.0 million pre-tax adjustment that was recorded in "Impairments of non-operating assets" in the fourth quarter of 2012.

(3)
For 2014 and 2015, refer to "Loss on Debt Extinguishment" discussion under "Results of Operations — Consolidated Operating and Other Expenses," below. In 2013, we incurred a $5.5 million loss on debt extinguishment resulting from the repayment in full of certain outstanding Central debt at closing of the Central Acquisition, resulting in a loss on debt extinguishment of $0.5 million, and $5.0 million from the replacement of the 2012 Agreement with the 2013 Agreement. In 2012, we incurred $20.9 million in loss on debt extinguishment from replacing the previous first lien term loan with the 2012 Agreement and $1.3 million from redeeming the remaining fixed rate notes.

(4)	In 2013, Central incurred a $0.9 million one-time non-cash equity compensation charge for certain options that accelerated upon the closing of the Central Acquisition.

(5)	Excludable transaction costs in 2013 were from the Central Acquisition, in which Swift and Central incurred financial advisory, severance, and other professional fees related to the transaction.

(6)
Mark-to-market adjustment of interest rate swaps reflects the portion of the change in fair value of these financial instruments that was recorded in earnings in 2013 and excludes the portion recorded in AOCI under cash flow hedge accounting.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

(7)
Amortization of unrealized losses on interest rate swaps reflects the non-cash amortization expense of $5.1 million in 2012 included in derivative interest expense in the consolidated income statements. Non-cash amortization expense was comprised of previous losses recorded in AOCI related to the interest rate swaps we terminated upon our IPO and concurrent refinancing transactions in December 2010. Such losses were incurred in prior periods when hedge accounting applied to the swaps and were expensed in relation to the hedged interest payments through the original maturity of the swaps in August 2012.

(8)
"Amortization of certain intangibles" specifically reflects the non-cash amortization expense relating to certain intangible assets identified in the 2007 Transactions through which Swift Corporation acquired Swift Transportation Co.

(9)	Refer to the discussion "Salaries, Wages, and Employee Benefits" for the year ended December 31, 2016 under "Results of Operations — Consolidated Operating and Other Expenses," below.

(10)	Provision for income tax expense at effective rate was based on the following:

•	2014 through 2016: GAAP effective tax rate.

•	Prior to 2014: GAAP expected effective tax rate:

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

◦	In 2012, we used a 39.0% rate, due to amortization of deferred tax assets related to our pre-IPO interest rate swaps and other items causing fluctuations in the GAAP effective tax rate.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted Operating Ratio:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Operating revenue	$4,031,517	$4,229,322	$4,298,724	$4,118,195	$3,976,085
Less: Fuel surcharge revenue	(308,654)	(447,346)	(763,333)	(791,481)	(794,514)
Revenue xFSR	$3,722,863	$3,781,976	$3,535,391	$3,326,714	$3,181,571

Operating expense	$3,789,505	$3,859,218	$3,928,654	$3,761,236	$3,624,269
Adjusted for:
Fuel surcharge revenue	(308,654)	(447,346)	(763,333)	(791,481)	(794,514)
Amortization of certain intangibles (1)	(15,648)	(15,648)	(15,648)	(15,648)	(15,758)
Non-cash impairments (2)	(807)	—	(2,308)	—	(3,387)
Acceleration of non-cash equity compensation (3)	—	—	—	(887)	—
Moyes retirement package (4)	(7,079)	—	—	—	—
Adjusted operating expense	$3,457,317	$3,396,224	$3,147,365	$2,953,220	$2,810,610
Operating Ratio	94.0%	91.2%	91.4%	91.3%	91.2%
Adjusted Operating Ratio	92.9%	89.8%	89.0%	88.8%	88.3%
____________

(1)	Refer to footnote (8) to the Adjusted EPS reconciliation for a description of "Amortization of certain intangibles."

(2)	Pre-tax non-cash impairments included:

•	2016 and 2014: Refer to "Impairments" under "Results of Operations — Consolidated Operating and Other Expenses," below.

•	2012: $2.3 million lost deposit on fuel technology and related equipment because a supplier ceased operations and $1.1 million for impaired real property.

(3)	Refer to footnote (4) to the Adjusted EPS reconciliation for a description of "Acceleration of non-cash equity compensation."

(4)	Refer to the discussion "Salaries, Wages, and Employee Benefits" for the year ended December 31, 2016 under "Results of Operations — Consolidated Operating and Other Expenses," below.
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
(vi)    other special non-cash items, and
(vii)    excludable transaction costs.
We believe that Adjusted EBITDA is a relevant measure for estimating the cash generated by our operations that would be available to cover capital expenditures, taxes, interest, and other investments and that it enhances an investor's understanding of our financial performance. We use Adjusted EBITDA for business planning purposes and in measuring our performance relative to that of our competitors. Our method of computing Adjusted EBITDA is consistent with that used in our debt covenants, specifically our leverage ratio, and is also routinely reviewed by management for that purpose.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Net income	$149,267	$197,577	$161,152	$155,422	$140,087
Adjusted for:
Depreciation and amortization of property and equipment	267,134	251,735	221,122	226,008	218,839
Amortization of intangibles	16,814	16,814	16,814	16,814	16,925
Interest expense	30,598	38,350	80,064	99,534	122,049
Derivative interest expense	—	3,972	6,495	3,852	5,101
Interest income	(2,634)	(2,526)	(2,909)	(2,474)	(2,156)
Income tax expense	65,702	119,209	89,474	100,982	61,614
EBITDA	526,881	625,131	572,212	600,138	562,459
Non-cash impairments (1)	807	—	2,308	—	3,387
Non-cash equity compensation (2)	6,017	6,525	5,396	4,645	4,890
Loss on debt extinguishment (3)	—	9,567	39,909	5,540	22,219
Excludable transaction costs (4)	—	—	—	4,913	—
Non-cash impairments of non-operating assets (5)	—	1,480	—	—	5,979
Adjusted EBITDA	$533,705	$642,703	$619,825	$615,236	$598,934
____________

(1)	Refer to footnote (1) to the Adjusted EPS reconciliation for a description of "Non-cash impairments."

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

(3)
For 2014 and 2015, refer to "Loss on Debt Extinguishment" discussion under "Results of Operations — Consolidated Operating and Other Expenses," below. In 2013, we incurred a $5.5 million loss on debt extinguishment resulting from the repayment in full of certain outstanding Central debt at closing of the Central Acquisition, resulting in a loss on debt extinguishment of $0.5 million, and $5.0 million from the replacement of the 2012 Agreement with the 2013 Agreement. In 2012, we incurred $20.9 million in loss on debt extinguishment from replacing the previous first lien term loan with the 2012 Agreement and $1.3 million from redeeming the remaining fixed rate notes.

(4)	Refer to footnote (5) to the Adjusted EPS reconciliation for a description of "Excludable transaction costs."

(5)
For 2015, refer to "Non-cash impairments of non-operating assets" discussion under "Results of Operations — Consolidated Operating and Other Expenses," below. In 2012, non-cash impairments of non-operating assets pertained to Swift Power Services, LLC ("SPS"), an entity in which we owned a minority interest and held a secured promissory note. SPS failed to make its first scheduled principal payment to us on the secured promissory note, as well as a quarterly interest payment on December 31, 2012. This was due to a decline in its financial performance resulting from, among other things, a legal dispute with the former owners and its primary customer. This caused us to evaluate the secured promissory note due from SPS for impairment, which resulted in a $6.0 million pre-tax adjustment that was recorded in "Impairments of non-operating assets" in the fourth quarter of 2012.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
Descriptions of our four reportable segments: Truckload, Dedicated, Swift Refrigerated, and Intermodal are included in Note 24 to the consolidated financial statements, included in Part II Item 8 of this Annual Report on Form 10-K.
Consolidating tables for operating revenue and operating income are as follows:

	Year Ended December 31,
	2016		2015		2014
	(Dollars in thousands)
Operating revenue:
Truckload	$2,048,049	50.8%	$2,204,114	52.1%	$2,301,010	53.5%
Dedicated	971,246	24.1%	927,657	21.9%	892,078	20.8%
Swift Refrigerated	341,280	8.5%	380,251	9.0%	417,980	9.7%
Intermodal	360,157	8.9%	390,572	9.2%	401,577	9.3%
Subtotal	3,720,732	92.3%	3,902,594	92.2%	4,012,645	93.3%
Non-reportable segments	386,349	9.6%	407,781	9.6%	342,969	8.0%
Intersegment eliminations	(75,564)	(1.9)%	(81,053)	(1.8)%	(56,890)	(1.3)%
Operating revenue	$4,031,517	100.0%	$4,229,322	100.0%	$4,298,724	100.0%

	Year Ended December 31,
	2016		2015		2014
	(Dollars in thousands)
Operating income (loss):
Truckload	$181,781	75.1%	$257,007	69.4%	$258,072	69.7%
Dedicated	108,481	44.8%	82,735	22.4%	75,794	20.5%
Swift Refrigerated	(12,844)	(5.3)%	17,080	4.6%	14,035	3.8%
Intermodal	(547)	(0.2)%	4,128	1.1%	8,298	2.2%
Subtotal	276,871	114.4%	360,950	97.5%	356,199	96.3%
Non-reportable segments	(34,859)	(14.4)%	9,154	2.5%	13,871	3.7%
Operating income	$242,012	100.0%	$370,104	100.0%	$370,070	100.0%
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Deadhead Miles Percentage (monitored daily) — This is calculated by dividing the number of unpaid miles by the total number of miles driven. We monitor deadhead miles percentage in Truckload and Swift Refrigerated, as we strive to reduce our number of deadhead miles within these segments. By balancing our freight flows and planning consecutive loads with shorter distances between the drop-off and pick-up locations, we are able to reduce the percentage of deadhead miles driven to allow for more revenue-generating miles during our drivers' hours-of-service. This also enables us to reduce wage, fuel, and other costs associated with deadhead miles.
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
Adjusted Operating Ratio (monitored monthly) — We consider this ratio an important measure of our operating profitability for each of our reportable segments. We define and reconcile Adjusted Operating Ratio under "Non-GAAP Financial Measures," above. GAAP Operating Ratio is operating expenses as a percentage of revenue, or the inverse of operating margin, and produces an indication of operating efficiency. It is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses.
The following tables are GAAP to non-GAAP reconciliations for each reportable segment's Adjusted Operating Ratio:
Truckload Segment

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Operating revenue	$2,048,049	$2,204,114	$2,301,010
Less: Fuel surcharge revenue	(176,676)	(257,150)	(442,023)
Revenue xFSR	$1,871,373	$1,946,964	$1,858,987

Operating expense	$1,866,268	$1,947,107	$2,042,938
Adjusted for: Fuel surcharge revenue	(176,676)	(257,150)	(442,023)
Adjusted operating expense	$1,689,592	$1,689,957	$1,600,915
Operating ratio	91.1%	88.3%	88.8%
Adjusted Operating Ratio	90.3%	86.8%	86.1%
Dedicated Segment

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Operating revenue	$971,246	$927,657	$892,078
Less: Fuel surcharge revenue	(51,308)	(79,360)	(151,399)
Revenue xFSR	$919,938	$848,297	$740,679

Operating expense	$862,765	$844,922	$816,284
Adjusted for: Fuel surcharge revenue	(51,308)	(79,360)	(151,399)
Adjusted operating expense	$811,457	$765,562	$664,885
Operating ratio	88.8%	91.1%	91.5%
Adjusted Operating Ratio	88.2%	90.2%	89.8%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Refrigerated Segment

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Operating revenue	$341,280	$380,251	$417,980
Less: Fuel surcharge revenue	(38,032)	(52,211)	(83,660)
Revenue xFSR	$303,248	$328,040	$334,320

Operating expense	$354,124	$363,171	$403,945
Adjusted for: Fuel surcharge revenue	(38,032)	(52,211)	(83,660)
Adjusted operating expense	$316,092	$310,960	$320,285
Operating ratio	103.8%	95.5%	96.6%
Adjusted Operating Ratio	104.2%	94.8%	95.8%
Intermodal Segment

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Operating revenue	$360,157	$390,572	$401,577
Less: Fuel surcharge revenue	(34,457)	(50,441)	(77,947)
Revenue xFSR	$325,700	$340,131	$323,630

Operating expense	$360,704	$386,444	$393,279
Adjusted for:
Fuel surcharge revenue	(34,457)	(50,441)	(77,947)
Non-cash impairments	(37)	—	—
Adjusted operating expense	$326,210	$336,003	$315,332
Operating ratio	100.2%	98.9%	97.9%
Adjusted Operating Ratio	100.2%	98.8%	97.4%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review — Comparison Between the Years Ended December 31, 2016 and December 31, 2015
Truckload Segment

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$2,048,049	$2,204,114	$(156,065)	(7.1)%
Revenue xFSR	$1,871,373	$1,946,964	$(75,591)	(3.9)%
Operating income	$181,781	$257,007	$(75,226)	(29.3)%
Operating ratio	91.1%	88.3%		2.8%
Adjusted Operating Ratio	90.3%	86.8%		3.5%
Weekly Revenue xFSR per tractor	$3,442	$3,546	$(104)	(2.9)%
Total loaded miles	1,010,193	1,037,636	(27,443)	(2.6)%
Deadhead miles percentage	12.1%	12.1%		—%
Average operational truck count:
Company	7,477	7,508	(31)	(0.4)%
Owner-operator	2,920	3,021	(101)	(3.3)%
Total	10,397	10,529	(132)	(1.3)%
Truckload Revenue — The decrease in operating revenue for 2016, as compared to 2015, consisted of an $80.5 million decrease in fuel surcharge revenue, due to lower fuel prices (on average), and a $75.6 million decrease in Revenue xFSR. The 3.9% decrease in Revenue xFSR reflects the following:

•	2.6% decrease in total loaded miles, and a

•	1.3% decrease in Revenue xFSR per loaded mile.
The 2.9% decrease in weekly Revenue xFSR per tractor reflects the following:

•	1.6% decrease in loaded miles per tractor per week, and the

•	1.3% decrease in Revenue xFSR per loaded mile, noted above.
Truckload volumes and pricing continued to be challenged with excess industry capacity, excess customer inventories, and depressed shipping demand during 2016. We continued our participation in the spot market during the year to help offset the lack of available freight in certain markets. This helped to balance our network, but had a negative impact on Revenue xFSR per loaded mile. We continue to monitor our spot market activity and expect to reduce our participation.
Truckload Operating Income — Operating income decreased for 2016, as compared to 2015, which was primarily driven by the decrease in Revenue xFSR, discussed above. Other factors that affected operating income are discussed within "Truckload Adjusted Operating Ratio," below.
Truckload Adjusted Operating Ratio — Adjusted Operating Ratio increased 350 basis points for 2016, as compared to 2015. This was primarily driven by the decrease in Revenue xFSR, discussed above. In addition to the industry challenges associated with volumes and pricing that negatively affected Revenue xFSR, the continued soft used truck market contributed to an increase in depreciation expense (due to a change in projected residual values of certain trucks) and a decrease in gain on disposals of property and equipment. Additionally, driver salaries and wages expense increased, primarily due to the company driver wage increase implemented in May 2015.
Throughout 2016, we continued to implement various measures to improve cost control and efficiency, including right-sizing the fleet to drive improvements in asset utilization, improving freight and equipment network balance, continuing to focus on driver safety and satisfaction, and other cost control initiatives to partially offset the negative impacts from the items noted above.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Dedicated Segment

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$971,246	$927,657	$43,589	4.7%
Revenue xFSR	$919,938	$848,297	$71,641	8.4%
Operating income	$108,481	$82,735	$25,746	31.1%
Operating ratio	88.8%	91.1%		(2.3)%
Adjusted Operating Ratio	88.2%	90.2%		(2.0)%
Weekly Revenue xFSR per tractor	$3,583	$3,326	$257	7.7%
Average operational truck count:
Company	4,060	4,006	54	1.3%
Owner-operator	850	884	(34)	(3.8)%
Total	4,910	4,890	20	0.4%
Dedicated Revenue — The increase in operating revenue for 2016, as compared to 2015, included a $28.1 million decrease in fuel surcharge revenue, due to lower fuel prices, more than offset by a $71.6 million increase in Revenue xFSR. The 8.4% increase in Revenue xFSR includes the following:

•	7.7% increase in weekly Revenue xFSR per tractor from improved pricing and freight mix, and a

•	0.4% increase in average operational truck count.
The Dedicated segment's leadership team has sustained its performance in delivering improvements in fleet efficiency, pricing, and underperforming accounts which contributed to the increase in weekly Revenue xFSR per tractor.
Dedicated Operating Income — Operating income increased for 2016, as compared to 2015, which was primarily driven by the increase in Revenue xFSR, discussed above. Other factors that affected operating income are discussed within "Dedicated Adjusted Operating Ratio," below.
Dedicated Adjusted Operating Ratio — Adjusted Operating Ratio decreased 200 basis points for 2016, as compared to 2015. This was primarily driven by the increase in Revenue xFSR, discussed above, as well as the segment's continued focus on improving cost control. These improvements were partially offset by an increase in driver salaries, wages, and employee benefits, primarily due to the company driver wage increases implemented in 2015 and an increase in group health insurance expense. Additionally, rent and depreciation expenses were higher, and gains on disposals of property and equipment were lower due to the soft used truck market.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Refrigerated Segment

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$341,280	$380,251	$(38,971)	(10.2)%
Revenue xFSR	$303,248	$328,040	$(24,792)	(7.6)%
Operating (loss) income	$(12,844)	$17,080	$(29,924)	(175.2)%
Operating ratio	103.8%	95.5%		8.3%
Adjusted Operating Ratio	104.2%	94.8%		9.4%
Weekly Revenue xFSR per tractor	$3,532	$3,434	$98	2.9%
Total loaded miles	163,838	170,684	(6,846)	(4.0)%
Deadhead miles percentage	13.9%	14.2%		(0.3)%
Average operational truck count:
Company	1,049	1,242	(193)	(15.5)%
Owner-operator	593	590	3	0.5%
Total	1,642	1,832	(190)	(10.4)%
Swift Refrigerated Revenue — The decrease in operating revenue for 2016, as compared to 2015, consisted of a $14.2 million decrease in fuel surcharge revenue, due to lower fuel prices, and a $24.8 million decrease in Revenue xFSR. The 7.6% decrease in Revenue xFSR reflects the following:

•	3.6% decrease in Revenue xFSR per loaded mile, and a

•	4.0% decrease in total loaded miles.
The refrigerated market remained challenging as shippers continued to take advantage of the spot market, leading to sustained pricing pressures. This, along with the cost structure inherent in operating a refrigerated business, unfavorably impacted the profitability of this segment. In response to these market challenges, Swift Refrigerated continued to work on securing quality freight, improving asset utilization, and controlling costs. These efforts contributed to an increase in weekly Revenue xFSR per tractor of 2.9%, which was favorably impacted by a 6.8% increase in loaded miles per tractor per week and unfavorably impacted by the decrease in Revenue xFSR per loaded mile, noted above. During 2016, we continued refining our refrigerated network, allowing more efficient matching of trucks with freight. As a result, deadhead percentage in this segment improved.
Swift Refrigerated Operating (Loss) Income — Swift Refrigerated recognized an operating loss for 2016, as compared to operating income for 2015. The unfavorable change was driven by the decrease in Revenue xFSR, discussed above, and the factors discussed within "Swift Refrigerated Adjusted Operating Ratio," below.
Swift Refrigerated Adjusted Operating Ratio — Adjusted Operating Ratio significantly increased from 2015, as compared to 2016, This was primarily driven by the decrease in Revenue xFSR, discussed above, as well as a $22.0 million increase in legal reserves related to unfavorable developments associated with certain litigation within this segment. This was partially offset by decreases in rent expense, salaries and wages, and other operating expenses from our initiatives to improve cost control.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$360,157	$390,572	$(30,415)	(7.8)%
Revenue xFSR	$325,700	$340,131	$(14,431)	(4.2)%
Operating (loss) income	$(547)	$4,128	$(4,675)	(113.3)%
Operating ratio	100.2%	98.9%		1.3%
Adjusted Operating Ratio	100.2%	98.8%		1.4%
Average operational truck count:
Company	437	517	(80)	(15.5)%
Owner-operator	89	102	(13)	(12.7)%
Total	526	619	(93)	(15.0)%
Load count	172,209	181,513	(9,304)	(5.1)%
Average container count	9,142	9,150	(8)	(0.1)%
Intermodal Revenue — The decrease in operating revenue for 2016, as compared to 2015, consisted of a $16.0 million decrease in fuel surcharge revenue, due to lower fuel prices, and a $14.4 million decrease in Revenue xFSR. The 4.2% decrease in Revenue xFSR reflects the following:

•	5.1% decrease in load count, partially offset by a

•	0.9% increase in Revenue xFSR per load.
Securing intermodal freight that met our internal pricing requirements continued to be a challenge in 2016, as United States rail traffic was lower overall in 2016, as compared to 2015. There were container and freight imbalances and increased pricing pressures, as an increasing number of intermodal providers continued with their attempts to balance their networks and gain volume through aggressive pricing. COFC loads decreased by 2.5%, while TOFC loads were progressively ramped down, as we strategically focused on our COFC service. In March 2016, the TOFC service offering was completely eliminated, which we believe allows for increased operational efficiencies.
Intermodal Operating (Loss) Income — Intermodal incurred an operating loss of $0.5 million during 2016, as compared to operating income of $4.1 million for 2015. This was primarily driven by the factors discussed within "Intermodal Revenue," above, and "Intermodal Adjusted Operating Ratio," below.
Intermodal Adjusted Operating Ratio — Adjusted Operating Ratio increased 140 basis points for 2016, as compared to 2015. This was primarily driven by the decrease in Revenue xFSR, discussed above, partially offset by the favorable impacts from our initiatives to improve our cost infrastructure and operational efficiencies.
Non-reportable Segments

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$386,349	$407,781	$(21,432)	(5.3)%
Operating (loss) income	$(34,859)	$9,154	$(44,013)	(480.8)%
Non-reportable Segments Revenue — Operating revenue within our non-reportable segments decreased from 2015 to 2016. This was primarily driven by a decrease in revenue from services provided to owner-operators, partially offset by growth in the logistics business.
Non-reportable Segments Operating (Loss) Income — The non-reportable segments incurred an operating loss in 2016, as compared to operating income in 2015. In addition to the decrease in operating revenue, discussed above, the unfavorable change was driven by an increase in purchased transportation expenses within the logistics business and increased maintenance expenses for our services provided to owner-operators. Additionally, the one-time expense pertaining to Jerry Moyes' retirement package

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

was recorded within the non-reportable segments in September 2016. This is discussed in more detail in "Salaries, Wages, and Employee Benefits" under "Results of Operations — Consolidated Operating and Other Expenses," below.
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
Truckload Revenue — Operating revenue decreased in 2015, compared to 2014. Compared to 2014, Revenue xFSR increased by 4.7% in 2015, impacted by:

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
Truckload Adjusted Operating Ratio — Adjusted Operating Ratio increased 70 basis points for 2015, as compared to 2014. This was primarily caused by the increases in wages for our company drivers and contracted pay rates for owner-operators, discussed above, as well as adverse development of prior-year insurance claims and corresponding increase in reserves. This was partially offset by increases in customer pricing, as well as reduced fuel expense associated with declining fuel prices and better fuel efficiency.

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
Dedicated Revenue — Operating revenue increased from 2014 to 2015. Additionally, Revenue xFSR increased 14.5%, driven by multiple new customer contracts entered into during 2015, which also contributed to the increase in average operational truck count. Weekly Revenue xFSR per tractor increased due to improved pricing and customer mix.
Dedicated Operating Income — Operating income increased from 2014 to 2015. This was primarily driven by the factors discussed within "Dedicated Revenue," above, and "Dedicated Adjusted Operating Ratio," below.
Dedicated Adjusted Operating Ratio — Adjusted Operating Ratio deteriorated by 40 basis points, from 2014 to 2015, due to an increase in insurance and claims expense from adverse development of prior-year claims and corresponding increase in reserves, as well as increases in company driver wages and owner-operator contracted pay rates. The impact of these increased expenses was largely offset by the improvement in pricing and customer mix, noted above, as well as declining fuel prices and improved fuel efficiency.
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

with a much lower average length of haul, higher deadhead, and much higher Revenue xFSR per loaded mile, as compared to other accounts.

•	partially offset by a 2.4% increase in total loaded miles.
Swift Refrigerated Operating Income — Operating income increased 21.7% from 2014 to 2015. This was primarily driven by the factors discussed within "Swift Refrigerated Revenue," above, and "Swift Refrigerated Adjusted Operating Ratio," below.
Swift Refrigerated Adjusted Operating Ratio — Adjusted Operating Ratio improved 100 basis points from 2014 to 2015. These improvements were driven by reduced fuel expense associated with declining fuel prices and improved fuel efficiency, as well as a decrease in deadhead. Increases in company driver wages and owner-operator contracted pay rates as well as increased insurance and claims expense, partially offset these items.
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
Intermodal Operating Income — Operating income decreased from 2014 to 2015. This was primarily driven by the factors discussed within "Intermodal Revenue," above, and "Intermodal Adjusted Operating Ratio," below.
Intermodal Adjusted Operating Ratio — Adjusted Operating Ratio increased 140 basis points from 2014 to 2015. This was driven by year over year reductions in seasonal project business and repositioning charges, partially offset by an 11.0% increase in container turns.
Non-reportable Segments

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$407,781	$342,969	$64,812	18.9%
Operating income	$9,154	$13,871	$(4,717)	(34.0)%
Other Non-reportable Segments Revenue — Operating revenue within our non-reportable segments increased from 2014 to 2015, primarily driven by growth in the logistics business and increased services to owner-operators.
Other Non-reportable Segments Operating Income — Operating income within the non-reportable segments decreased from 2014 to 2015. Operating income in 2015 included a $5.1 million charge associated with the settlement of a class-action lawsuit and related costs. Operating income in 2014 included a $2.3 million impairment charge related to certain operations software.

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
Consolidated Expenses — Comparison Between the Years Ended December 31, 2016 and December 31, 2015

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Salaries, wages, and employee benefits	$1,148,610	$1,111,946	$36,664	3.3%
% of operating revenue	28.5%	26.3%		2.2%
% of Revenue xFSR	30.9%	29.4%		1.5%
Salaries, wages, and employee benefits are primarily affected by the total number of miles driven by company drivers, the rate per mile we pay our company drivers, and employee benefits, including health care, workers' compensation, and other benefits. Typically to a lesser extent, non-driver employee headcount, compensation, and benefits affect the expense.
The increase in salaries, wages, and employee benefits was primarily due to the driver wage increase implemented in May 2015 and an increase in group health insurance expenses. Miles driven by company drivers were relatively flat from 2015 to 2016. The compensation paid to our company drivers and other employees may increase further in future periods as the economy strengthens and other employment alternatives become more available.
Additionally, salaries, wages, and employee benefits increased due to Jerry Moyes' retirement package. In conjunction with the Company's September 8, 2016 announcement that Mr. Moyes would retire from his position as Chief Executive Officer effective December 31, 2016, the Company entered into an agreement with Mr. Moyes to memorialize the terms of his retirement. The Company contracted with Mr. Moyes to serve as a non-employee consultant from January 1, 2017 through December 31, 2019, during which time the Company will pay Mr. Moyes a monthly consulting fee of $0.2 million in cash. Additionally, the Company modified the vesting terms and forfeiture conditions of Mr. Moyes' previously-granted equity awards. As a result of the terms of the agreement, the Company incurred a one-time expense in September 2016 of $7.1 million, consisting of $6.8 million in accrued consulting fees and $0.3 million for the impact of the equity award modifications. The amount is included in the non-reportable segments' income statement.

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Operating supplies and expenses	$389,968	$387,735	$2,233	0.6%
% of operating revenue	9.7%	9.2%		0.5%
% of Revenue xFSR	10.5%	10.3%		0.2%
Operating supplies and expenses primarily consist of ordinary vehicle repairs and maintenance, costs associated with preparing tractors and trailers for sale or trade-in, driver expenses, driver recruiting costs, legal and professional services fees, general and administrative expenses, and other costs. Operating supplies and expenses are primarily affected by the age of our company-owned fleet of tractors and trailers, the number of miles driven in a period, driver turnover, and typically to a lesser extent by efficiency measures in our repair and maintenance shops.
The increase in operating supplies and expenses was affected by a $20.4 million increase in legal settlements and reserves, which was primarily due to a $22.0 million accrual in 2016 related to unfavorable developments associated with certain litigation within our Swift Refrigerated segment. In 2015, operating supplies and expenses included a $5.1 million settlement of a class action lawsuit and related items within the non-reportable segments. The increase in legal settlements and reserves was partially offset by a $17.2 million decrease in equipment maintenance costs.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Fuel expense	$345,281	$416,782	$(71,501)	(17.2)%
% of operating revenue	8.6%	9.9%		(1.3)%
% of Revenue xFSR	9.3%	11.0%		(1.7)%
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
The decrease in our fuel expense was the result of lower fuel prices and slightly improved fuel efficiency. During 2016, the average DOE index was $2.30, compared to 2015, which had an average DOE index of $2.71. As noted above, miles driven by company drivers were relatively flat from 2015 to 2016.

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Purchased transportation expense	$1,116,709	$1,180,403	$(63,694)	(5.4)%
% of operating revenue	27.7%	27.9%		(0.2)%
% of Revenue xFSR	30.0%	31.2%		(1.2)%
Purchased transportation expense includes payments made to owner-operators, rail partners, and other third parties for their services. The decrease in the expense was attributed to reduced fuel reimbursements to owner-operators, as a result of lower fuel prices and a 2.9% decrease in miles driven by owner-operators. Additionally, lower intermodal freight volumes resulted in a decrease in payments to rail carriers, further contributing to the decrease in the expense. This was partially offset by the impact of increasing owner-operator contracted pay rates in May 2015.
Pay rates for the owner-operators we contract with may increase further in future periods as the economy strengthens and other employment alternatives become more available.

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Insurance and claims	$192,733	$179,545	$13,188	7.3%
% of operating revenue	4.8%	4.2%		0.6%
% of Revenue xFSR	5.2%	4.7%		0.5%
Insurance and claims expense consists of insurance premiums and estimated payments and expenses for claims for bodily injury, property damage, cargo damage, and other casualty events, as well as owner-operator policies through our captive insurance subsidiary. The primary factors affecting our insurance and claims are the number of miles driven by our drivers and owner-operators, the frequency and severity of accidents, trends in the development factors used in our actuarial accruals, and developments in large, prior-year claims. Furthermore, our self-insured retention of $10.0 million per occurrence for accident claims can cause volatility in this expense.
The increase in insurance and claims was primarily due to an increase in collision expense related to company equipment, as well as negative developments within both prior year and current year claims associated with the owner-operator policies provided under our captive insurance company. Additionally, despite our total crashes per million miles decreasing 4.9% from 2015 to 2016, our insurance and claims expense for bodily injury and property damage increased slightly as a result of our average cost per claim reserve increasing, due to negative development of prior and current year claims.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Rental expense and depreciation and amortization of property and equipment	$493,392	$492,236	$1,156	0.2%
% of operating revenue	12.2%	11.6%		0.6%
% of Revenue xFSR	13.3%	13.0%		0.3%
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. Depreciation and amortization of property and equipment consists primarily of depreciation for owned tractors and trailers and amortization of those financed with capital leases. The primary factors affecting these expense items are the size and age of our revenue equipment fleet, the cost of new equipment, and the relative percentage of owned versus leased equipment. We believe it is appropriate to combine our rental expense with our depreciation and amortization of property and equipment for analytical purposes because the mix of our leased versus owned tractors varies from period to period.
Combined rental expense and depreciation and amortization of property and equipment slightly increased overall and as a percentage of Revenue xFSR (primarily due to an increase in depreciation resulting from a reduction in the residual values of certain tractors). This was partially offset by a decrease in tractor and trailer units from 2015 to 2016.

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Amortization of intangibles	$16,814	$16,814	$—	—%
% of operating revenue	0.4%	0.4%		—%
% of Revenue xFSR	0.5%	0.4%		0.1%
In conjunction with the 2007 Transactions, definite-lived intangible assets with a gross carrying value of $261.2 million were recorded. The related amortization comprised $15.6 million of total amortization expense in both 2016 and 2015. Amortization of intangibles also included $1.2 million each year related to intangible assets existing prior to the 2007 Transactions.
We anticipate that the composition and amount of amortization associated with intangible assets as of December 31, 2016 will remain at $16.8 million in 2017, and will decrease to $16.3 million in 2018, of which $0.7 million will represent the final amortization of the intangible assets existing prior to the 2007 Transactions. Amortization of intangible assets is expected to be $15.6 million from 2019 through 2021. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Impairments	$807	$—	$807	—%
% of operating revenue	—%	—%		—%
% of Revenue xFSR	—%	—%		—%
During the three months ended December 31, 2016, certain operations software related to the Company's logistics business was determined to be fully impaired based on a significant decrease in the expected useful life of the software. This resulted in a pre-tax impairment loss of $0.5 million. Also during the three months ended December 31, 2016, management reassessed the fair value of certain IEL tractors, which had a total book value of $2.2 million, determining that there was a pre-tax impairment loss of $0.3 million.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Gain on disposal of property and equipment	$18,285	$32,453	$(14,168)	(43.7)%
% of operating revenue	0.5%	0.8%		(0.3)%
% of Revenue xFSR	0.5%	0.9%		(0.4)%
Gain on disposal of property and equipment is dependent upon the number of tractors and trailers that we have available for trade or sale during the period, execution of those sales, the type of equipment we are selling, and the used equipment market, among other things. The decrease in gain on disposal of property and equipment was primarily driven by lower gain on disposals of tractors, due to a soft used truck market in 2016, compared to 2015. This was partially offset by an increase in volume of trailers sold.
Other Expenses — The following table summarizes fluctuations in certain non-operating expenses, included in our consolidated income statements, for the year ended December 31, 2016, as compared to the year ended December 31, 2015.

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in thousands)
Interest expense	$30,598	$38,350	$(7,752)	(20.2)%
Derivative interest expense	$—	$3,972	$(3,972)	(100.0)%
Loss on debt extinguishment	$—	$9,567	$(9,567)	(100.0)%
Non-cash impairments of non-operating assets	$—	$1,480	$(1,480)	(100.0)%
Legal settlements and reserves	$3,000	$6,000	$(3,000)	(50.0)%
Income tax expense	$65,702	$119,209	$(53,507)	(44.9)%
Interest Expense — Interest expense is comprised of debt interest expense, as well as amortization of DLCs, and (with respect to 2015) OID. The decrease in interest expense was driven by overall lower debt balances, as well as more favorable interest rates and terms in the 2015 Agreement, which replaced the 2014 Agreement in July 2015.
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
Legal Settlements and Reserves — In June 2016, we reserved $3.0 million for expected costs associated with a certain legal matter.
In June 2015, the Company settled a lawsuit relating to a contractual dispute with a company in the business of supplying ancillary fuel system equipment.  As a result of this settlement, we incurred a $6.0 million expense.
Income Tax Expense — The effective tax rate in 2016 was 30.6%, which was lower than our expectation of 36.5%. The difference reflects reduced taxes primarily due to a reduction of income before income taxes. Additionally, federal domestic production activities deductions, certain income tax credits received by our foreign and domestic subsidiaries, and a reduction in our uncertain tax position reserve contributed to the difference. We expect the 2017 effective tax rate to be in the range of 36.0% to 37.0%.
The effective tax rate in 2015 was 37.6%, which was lower than our expectation of 38.5%, primarily due to federal employment income tax credits realized in the fourth quarter of 2015 from tax legislation then-enacted, as well as the benefit of prior year federal employment income tax credits realized in the third quarter of 2015.
Note 11 to the consolidated financial statements provides additional analysis related to income taxes.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Consolidated Expenses — Comparison Between the Years Ended December 31, 2015 and December 31, 2014

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Salaries, wages, and employee benefits	$1,111,946	$970,683	$141,263	14.6%
% of operating revenue	26.3%	22.6%		3.7%
% of Revenue xFSR	29.4%	27.5%		1.9%
The increase in salaries, wages, and employee benefits was due to a 10.3% increase in total miles driven by company drivers, higher company driver wage rates discussed above, an increase in non-driver headcount, and an increase in workers' compensation expense from adverse development of prior-year claims and corresponding increase in reserves.

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Operating supplies and expenses	$387,735	$342,073	$45,662	13.3%
% of operating revenue	9.2%	8.0%		1.2%
% of Revenue xFSR	10.3%	9.7%		0.6%
The increase in operating supplies and expenses was primarily attributed to higher equipment maintenance costs, which were due to the increase in total miles driven by company drivers noted above, in-servicing new tractors, and processing used tractors for sale. A $5.1 million settlement of a class action lawsuit and related costs in 2015, as well as an increase in toll costs, compared to 2014, were also included in operating supplies and expenses.

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
The decrease in purchased transportation expense was attributed to reduced fuel reimbursements to the owner-operators we contract with and other third parties, as a result of declining fuel prices and a 5.4% decrease in miles driven by the owner-operators we contract with. This was partially offset by the increases in owner-operator contracted pay rates noted above, as well as growth in our logistics business.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Insurance and claims	$179,545	$159,246	$20,299	12.7%
% of operating revenue	4.2%	3.7%		0.5%
% of Revenue xFSR	4.7%	4.5%		0.2%
The increase in insurance and claims was primarily due to the first three quarters in 2015, when we had adverse current-year development of certain prior-year claims, higher claims severity trends, and higher claims frequency trends. However, our crash frequency and severity trends improved in the fourth quarter of 2015, partially driven by our investments in new equipment with enhanced safety features, as well as improved driver retention and other safety initiatives.

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

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Amortization of intangibles	$16,814	$16,814	$—	—%
% of operating revenue	0.4%	0.4%		—%
% of Revenue xFSR	0.4%	0.5%		(0.1)%
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
In 2015, we accelerated the average trade-in cycle for our tractors. As we added newer tractors to our fleet during 2015, we sold the older models (including a few large sales transactions in the fourth quarter of 2015), contributing to the increase in gain on disposal of revenue equipment, compared to 2014. We did not sell any facilities in 2015.
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

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in thousands)
Interest expense	$38,350	$80,064	$(41,714)	(52.1)%
Derivative interest expense	$3,972	$6,495	$(2,523)	(38.8)%
Loss on debt extinguishment	$9,567	$39,909	$(30,342)	(76.0)%
Non-cash impairments of non-operating assets	$1,480	$—	$1,480	100.0%
Legal settlements and reserves	$6,000	$—	$6,000	100.0%
Income tax expense	$119,209	$89,474	$29,735	33.2%
Interest Expense — Interest expense is comprised of debt interest expense, as well as amortization of deferred financing costs and OID. The decrease in interest expense in 2015 was primarily driven by our call of the Senior Notes in November 2014. Also contributing to the decrease in interest expense was the impact of replacing the 2014 Agreement with the 2015 Agreement, which had lower interest rates.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Legal Settlements and Reserves — In June 2015, the Company settled a lawsuit relating to a contractual dispute with a company in the business of supplying ancillary fuel system equipment.  As a result of this settlement, we incurred a $6.0 million expense.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
The following table presents our available sources of liquidity as of December 31, 2016:

Source:	Amount
(In thousands)
Cash and cash equivalents, excluding restricted cash	$89,391
Availability under New Revolver, due July 2020 (1)	373,037
Availability under 2015 RSA, due January 2019 (2)	41,800
Total unrestricted liquidity	$504,228
Cash and cash equivalents — restricted (3)	57,046
Restricted investments, held to maturity, amortized cost (3)	22,717
Total liquidity, including restricted cash and restricted investments	$583,991
____________

(1)
As of December 31, 2016, we had $130.0 million in borrowings under our $600.0 million New Revolver. We additionally had $97.0 million in letters of credit (discussed below), leaving $373.0 million available under the New Revolver.

(2)	Based on eligible receivables at December 31, 2016, our borrowing base for the 2015 RSA was $321.8 million, while outstanding borrowings were $280.0 million, gross of DLCs.

(3)	Restricted cash and cash equivalents, and restricted short-term investments are primarily held by our captive insurance companies for claims payments.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to owner-operators, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:

•
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and fund growth in our revenue equipment fleet. We expect the net cash capital expenditures required to maintain our current fleet to be in the range of $250.0 million to $300.0 million annually, but intend to keep this range as flexible as possible to appropriately respond to pending business opportunities and the overall market environment. In addition to this, we expect to continue to obtain a portion of our equipment under operating and capital leases. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.

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

•
Principal and Interest Payments — As of December 31, 2016, we had material debt and capital lease obligations of $1.1 billion, which are discussed under "Material Debt Agreements," below. A significant amount of our cash flows from operations are committed to minimum payments of principal and interest on our debt facilities and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances. As of January 2017, we have voluntarily prepaid all minimum quarterly principal payments on our Term Loan A through its final maturity in July 2020.

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

insurance liabilities. Our outstanding letters of credit have historically been in the range of approximately $95.0 million to $150.0 million.

•
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. In September 2015, the Board authorized the Company to repurchase up to $100.0 million of its outstanding Class A common stock. We finished our repurchases under this authorization in January 2016. In February 2016, the Board authorized an additional $150.0 million in share repurchases, of which $62.9 million remained available as of December 31, 2016. See further details regarding our share repurchases under Note 18 in the Notes to Consolidated Financial Statements, included in Part II, Item 8: Financial Statements and Supplementary Data.

Working Capital
As of December 31, 2016 and December 31, 2015, we had a working capital surplus of $246.0 million and $306.7 million, respectively.
Material Debt Agreements
As of December 31, 2016, we had $1.1 billion in material debt obligations at the following carrying values:

•	$492.9 million: New Term Loan A, due July 2020, net of $1.3 million DLCs

•	$279.3 million: 2015 RSA outstanding borrowings, due January 2019, net of $0.7 million DLCs

•	$233.9 million: Capital lease obligations

•	$130.0 million: New Revolver, due July 2020

•	$8.9 million: Other
As of December 31, 2015, we had $1.4 billion in material debt obligations at the following carrying values:

•	$668.1 million: New Term Loan A, due July 2020, net of $1.7 million DLCs

•	$223.9 million: 2015 RSA outstanding borrowings, due January 2019, net of $1.1 million DLCs

•	$281.8 million: Capital lease obligations

•	$200.0 million: New Revolver, due July 2020

•	$11.1 million: Other
Key terms and other details regarding our material debt and capital leases are discussed in Notes 12, 13, and 15 in the Notes to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for the year ended December 31, 2016, and is incorporated by reference herein.
Capital and Operating Leases
In addition to our net cash capital expenditures, we enter into lease agreements to acquire revenue equipment, including tractors and trailers. Our tractor and trailer lease acquisitions and terminations were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Gross value of revenue equipment acquired with:
Capital leases	$12,811	$145,338	$101,581
Operating leases	264,046	404,313	330,650

Originating value of terminated revenue equipment leases:
Capital leases	50,823	22,852	75,803
Operating leases	264,498	362,156	74,134

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2016 (in thousands):

		Payments Due By Period (6)
	Total	1 Year or Less	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$503,143	$8,459	$434	$494,250	$—
Revolving line of credit	130,000	—	—	130,000	—
2015 RSA (1)	280,000	—	280,000	—	—
Capital lease obligations (2)	233,936	72,473	103,690	40,657	17,116
Interest obligations (3)	74,164	24,231	38,992	10,790	151
Operating lease obligations (4)	556,369	203,463	236,270	67,823	48,813
Purchase obligations (5)	296,963	284,216	8,832	3,480	435
Total contractual obligations	$2,074,575	$592,842	$668,218	$747,000	$66,515
________

(1)	Represents borrowings owed at December 31, 2016. Interest rates vary.

(2)
Represents principal payments owed at December 31, 2016. The borrowing consists of capital leases with finance companies, fixed borrowing amounts, and fixed interest rates, as set forth on each applicable lease schedule. Accordingly, interest on each lease varies between schedules. The Company's capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers.

(3)
Represents interest obligations on long-term debt, the 2015 RSA, and capital lease obligations. For variable rate debt, the interest rate in effect as of December 31, 2016 was utilized. The table assumes long-term debt and the 2015 RSA are held to maturity.

(4)
Represents future monthly rental payment obligations, which include an interest element, under operating leases for tractors, trailers, chassis, and facilities. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. We lease 8,086 tractors under operating leases, which includes 5,234 company tractors and 2,852 owner-operator tractors financed by the Company. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. These leases generally run for a period of three to five years for tractors and five to seven years for trailers.

(5)
Represents purchase obligations for revenue equipment, facilities, and non-revenue equipment, of which a significant portion is expected to be financed with operating and capital leases to the extent available. We have the option to cancel tractor purchase orders with 60 to 90 days' notice. As of December 31, 2016, approximately 28.6% of this amount had become non-cancelable.

(6)	Deferred taxes and long-term portion of claims accruals are excluded from other long-term liabilities in the above table.

Off Balance Sheet Arrangements
Information about our off balance sheet arrangements is included in Note 15 and Note 16 of the notes to the consolidated financial statements, included in Part II, Item 8, in this Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated by reference herein. See also "Contractual Obligations," above.

Cash Flow Analysis

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$466,312	$569,498	$395,781
Net cash used in investing activities	(122,607)	(241,807)	(139,750)
Net cash used in financing activities	(361,904)	(325,233)	(210,077)

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Net cash provided by operating activities increased by $173.7 million from 2014 to 2015 and decreased by $103.2 million from 2015 to 2016. The following factors affected cash flows from operating activities:
Net Cash Provided by Operating Activities: Comparison Between 2014 and 2015

Favorable Cash Flow Variances:

(1)
$112.0 million increase in cash flows related to changes within accounts receivable. This increase in net cash provided by changes in accounts receivable was primarily related to the timing of collections during 2015, compared to 2014.

(2)	$44.0 million decrease in interest payments, primarily due to the redemption of our Senior Notes in November 2014.

(3)	$17.7 million net remaining favorable variance was related to various factors that had an immaterial impact on net cash provided by operating activities, individually and in aggregate.
Net Cash Provided by Operating Activities: Comparison Between 2015 and 2016

Unfavorable Cash Flow Variance:

(4)	$128.1 million decrease in operating income, driven by the factors discussed in "Results of Operations — Segment Review" and "Results of Operations — Consolidated Operating and Other Expenses," above.

Favorable Cash Flow Variances:

(5)
$16.2 million decrease in interest payments, driven by overall lower debt balances during 2016, as well as more favorable interest rates and terms in the 2015 Agreement, which replaced the 2014 Agreement in July 2015.

(6)	$8.7 million net remaining favorable variance was related to various factors that had an immaterial impact on net cash provided by operating activities, individually and in aggregate.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Net cash used in investing activities increased by $102.0 million from 2014 to 2015 and decreased by $119.2 million from 2015 to 2016. The following factors affected cash flows from investing activities:
Net Cash Used in Investing Activities: Comparison Between 2014 and 2015

Unfavorable Cash Flow Variances:

(1)
$36.6 million increase in cash capital expenditures from 2014 to 2015. This is consistent with executing our plan to grow our fleet during the first half of 2015, as well as accelerating the average trade-in cycle for our tractors throughout 2015.

(2)	$32.8 million increase in net cash used in assets held for sale transactions from 2014 to 2015.

(3)	$16.7 million decrease in proceeds from sale of property and equipment from 2014 to 2015.

(4)	$14.8 million increase in cash restrictions for claims payments from 2014 to 2015.

(5)	$1.1 million net remaining unfavorable variance was related to various factors that had an immaterial impact on net cash used in investing activities, individually and in aggregate.
Net Cash Used in Investing Activities: Comparison Between 2015 and 2016

Favorable Cash Flow Variances:

(6)
$103.2 million decrease in capital expenditures from 2015 to 2016, due to the timing of lease financing versus cash capital expenditures. Our primary focus in 2016 has been fleet utilization. As such, we did not add net capacity within our truck count during 2016; however, we did replace older revenue equipment with new equipment during this time. These replacements were primarily funded using operating leases, as compared to 2015, when our revenue equipment additions were funded using a mixture of operating leases, capital leases, and cash on hand.

(7)
$7.8 million favorable change in restricted cash and cash equivalents. Changes in the balance are driven by the amount and timing of future claims payments by our captive insurance companies. The restricted cash and cash equivalents balance increased $1.8 million during 2016, as compared to $9.6 million during 2015.

(8)	$8.2 million net remaining favorable variance was related to various factors that had an immaterial impact on net cash used in investing activities, individually and in aggregate.

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
Net cash used in financing activities increased by $115.2 million from 2014 to 2015 and increased by $36.7 million from 2015 to 2016. The following factors affected cash flows from financing activities:
Net Cash Used in Financing Activities: Comparison Between 2014 and 2015

Favorable Cash Flow Variances:

(1)
$79.4 million decrease in net cash used for voluntary and scheduled repayments of long-term debt and capital lease obligations. Excluding the impact of the 2015 Agreement, we repaid $95.3 million in 2015. Excluding the impact of the 2014 Agreement, we repaid $174.7 million in 2014.

(2)
$67.0 million decrease in net repayments on our revolving credit line. Excluding the impact of the 2015 Agreement, we repaid $57.0 million in 2015. Excluding the impact of the 2014 Agreement, we repaid $124.0 million in 2014.

Unfavorable Cash Flow Variances:

(3)
$179.0 million increase in repayments on the accounts receivable securitization. Excluding the impact of the 2015 Agreement, we made net repayments of $109.0 million in 2015. Excluding the impact of the 2014 Agreement, we had net borrowings of $70.0 million in 2014.

(4)	$70.0 million cash used in November 2015 to repurchase shares of our outstanding Class A common stock, pursuant to a $100.0 million share repurchase plan authorized by the Board in September of 2015.

(5)	$12.5 million net remaining unfavorable variance was related to various factors that had an immaterial impact on net cash used in financing activities, individually and in aggregate.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Net Cash Used in Financing Activities: Comparison Between 2015 and 2016

Unfavorable Cash Flow Variances:

(6)
$47.1 million increase in cash used to repurchase shares of our outstanding Class A common stock, pursuant to the Board-authorized share repurchase programs. See further details regarding our share repurchases under Note 18 in the Notes to Consolidated Financial Statements, included in Part II, Item 8: Financial Information and "Uses of Liquidity — Share Repurchases," above.

Favorable Cash Flow Variances:

(7)	$6.3 million increase in proceeds from common stock issued under our compensatory and non-compensatory stock plans.

(8)	$4.1 million net remaining favorable variance was related to various factors that had an immaterial impact on net cash used in financing activities, individually and in aggregate.

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
Note 2 to the consolidated financial statements describes the Company's accounting policies. The following discussion should be read in conjunction with Note 2, as it presents uncertainties involved in applying the accounting policy, and provides insight into the quality of management's estimates and variability in the amounts recorded for these critical accounting estimates. Our critical accounting estimates include the following:
Claims Accruals — Insurance and claims expense varies as a percentage of operating revenue, based on the frequency and severity of claims incurred in a given period, as well as changes in claims development trends. The actual cost to settle our self-insured claim liabilities may differ from our reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties, including the inherent difficulty in estimating the severity of the claim and the potential judgment or settlement amount to dispose of the claim. If claims development factors that are based upon historical experience had increased by 10%, our claims accrual as of December 31, 2016 would have potentially increased by $12.5 million.
Goodwill and Indefinite-lived Intangible Assets — The test of goodwill and indefinite-lived intangible assets requires judgment, including the identification of reporting units, assigning assets (including goodwill) and liabilities to reporting units and determining the fair value of each reporting unit. Fair value of the reporting unit is determined using a combination of comparative valuation multiples of publicly traded companies, internal transaction methods, and discounted cash flow models. Estimating the fair value of reporting units includes several significant assumptions, including future cash flow estimates, determination of appropriate discount rates, and other assumptions that management believed reasonable under the circumstances. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.
We evaluated goodwill as of November 30, 2016 and 2015 using the qualitative factors prescribed in ASC Topic 350 to determine whether to perform the two-step quantitative goodwill impairment test. The assessment of qualitative factors requires judgment, including identification of reporting units, evaluation of macroeconomic conditions, analysis of industry and market conditions, measurement of cost factors, and identification of entity-specific events (such as financial performance and changes within our share price). In evaluating these qualitative factors, we determined that it was more likely than not that fair value exceeded carrying value for our reporting units as of November 30, 2016 and 2015. As such, it was not necessary to perform the two-step quantitative goodwill impairment test.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Truckload and Dedicated are the only reporting units to which goodwill has been allocated, due to their respective fair value materiality at the time of the 2007 Transactions. As of December 31, 2016 and 2015, gross goodwill allocated to the Truckload segment was $377.0 million and gross goodwill allocated to the Dedicated segment was $130.7 million. We recognized accumulated impairment losses of $190.4 million in our Truckload reporting unit during 2007 and 2008, $64.1 million in our Dedicated reporting unit during 2007 and no impairment losses thereafter. As of December 31, 2016 and 2015 the Truckload reporting unit had a carrying value of $186.6 million and the Dedicated reporting unit had a carrying value of $66.7 million.
Depreciation and Amortization — Selecting the appropriate accounting method requires management judgment, as there are multiple acceptable methods that are in accordance with US-GAAP, including straight-line, declining-balance, and sum-of-the-years' digits. As discussed in Note 2, property and equipment is depreciated on a straight-line basis and intangible customer relationships acquired in the 2007 Transactions are amortized on a 150% double-declining-balance basis over the useful lives of the assets. We believe that these methods properly spread the costs over the useful lives of the assets. Management judgment is also involved when determining estimated useful lives of the Company's long-lived assets. We determine useful lives of our long-lived assets, based on historical experience, as well as future expectations regarding the period we expect to benefit from the asset. Factors affecting estimated useful lives of property and equipment may include estimating loss, damage, obsolescence, and company policies around maintenance and asset replacement. Factors affecting estimated useful lives of long-lived intangible assets may include legal, contractual, or other provisions that limit useful lives, historical experience with similar assets, future expectations of customer relationships, among others.
Impairments of Long-lived Assets — Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. Estimating fair value includes several significant assumptions, including future cash flow estimates, determination of appropriate discount rates, and other assumptions that management believed reasonable under the circumstances. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment.
Income Taxes — Our deferred tax assets and liabilities represent items that will result in taxable income or tax deductions in future years for which we have already recorded the related tax expense or benefit in our consolidated income statements. Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared to when they are recognized in our tax returns. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income. To the extent we believe the likelihood of recovery is not sufficient, a valuation allowance is established for the amount determined not to be realizable.
Note 11 to the consolidated financial statements discusses valuation allowances and cumulative undistributed foreign earnings.
We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated income statements.
Operating Leases — In accordance with ASC Topic 840, Leases, property and equipment held under operating leases, and liabilities related thereto, are off-balance sheet. All expenses related to operating leases are reflected in our consolidated income statements in "Rental expense." At the inception of a lease, management judgment is involved in classification as an operating or capital lease, as well as determination of useful lives and estimation of residual values of the related equipment. Future minimum lease payments used in determining lease classification represent the minimum rental payments called for over the lease term, inclusive of residual value guarantees (if applicable) and amounts that would be required to be paid, if any, by the Company upon default for leases containing subjective acceleration or cross default clauses.
The Company does not currently guarantee residual values under its operating lease agreements for revenue equipment. To the extent we believe any manufacturer will refuse or be unable to meet its obligation, we recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.
Stock-based Compensation — We issue several types of share-based compensation, including awards that vest, based on service and performance conditions or a combination of service and performance conditions. Performance-based awards vest contingent upon meeting certain performance criteria established by our compensation committee. All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests. ASC Topic 718 requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award. Determining the appropriate amount to expense in each period is based on likelihood and timing of achievement of the stated targets for performance-based awards, and requires judgment, including forecasting future

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

financial results and market performance. The estimates are revised periodically, based on the probability and timing of achieving the required performance targets, and adjustments are made as appropriate. Awards that are only subject to time-vesting provisions are amortized using the straight-line method. Awards subject to time-based vesting and performance conditions are amortized using the individual vesting tranches.
Legal Settlements and Reserves — See Note 17 in Part II Item 8: Financial Statements, in this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements
See Note 3 under Part II Item 8: Financial Statements, in this Annual Report on Form 10-K for recently issued accounting pronouncements that could have an impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure from variable interest rates, primarily related to our 2015 Agreement, and 2015 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 1.9% and 1.9% as of December 31, 2016 and 2015, respectively). Assuming the current level of borrowings, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $9.0 million.
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, decreased from an average of $2.71 per gallon for the year ended December 31, 2015 to $2.30 per gallon for the year ended December 31, 2016. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015, and 2014, together with related notes and the report of KPMG LLP, independent registered public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Annual Report.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Swift Transportation Company:
We have audited the accompanying consolidated balance sheets of Swift Transportation Company and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swift Transportation Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Phoenix, Arizona
February 17, 2017

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$89,391	$107,590
Cash and cash equivalents — restricted	57,046	55,241
Restricted investments, held to maturity, amortized cost	22,717	23,215
Accounts receivable, net	408,593	422,421
Income tax refund receivable	206	11,664
Inventories and supplies	16,630	18,426
Assets held for sale	6,969	9,084
Prepaid taxes, licenses, insurance, and other	47,038	48,149
Current portion of notes receivable	6,961	9,817
Total current assets	655,551	705,607
Property and equipment, at cost:
Revenue and service equipment	2,266,137	2,278,618
Land	132,084	131,693
Facilities and improvements	281,390	269,769
Furniture and office equipment	113,880	99,519
Total property and equipment	2,793,491	2,779,599
Less: accumulated depreciation and amortization	(1,244,890)	(1,128,499)
Net property and equipment	1,548,601	1,651,100
Other assets	21,953	26,585
Intangible assets, net	266,305	283,119
Goodwill	253,256	253,256
Total assets	$2,745,666	$2,919,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,063	$121,827
Accrued liabilities	132,712	97,313
Current portion of claims accruals	80,866	84,429
Current portion of long-term debt	8,459	35,514
Current portion of capital lease obligations	72,473	59,794
Total current liabilities	409,573	398,877
Revolving line of credit	130,000	200,000
Long-term debt, less current portion	493,346	643,663
Capital lease obligations, less current portion	161,463	222,001
Claims accruals, less current portion	165,726	149,281
Deferred income taxes	427,722	463,832
Accounts receivable securitization	279,285	223,927
Other liabilities	6,296	959
Total liabilities	2,073,411	2,302,540
Commitments and contingencies (notes 15, 16, and 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; Authorized 500,000,000 shares; 83,299,118 and 87,808,801 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	833	878
Class B common stock, par value $0.01 per share; Authorized 250,000,000 shares; 49,741,938 and 50,991,938 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	497	510
Additional paid-in capital	701,065	754,589
Accumulated deficit	(30,242)	(139,033)
Accumulated other comprehensive income	—	81
Noncontrolling interest	102	102
Total stockholders’ equity	672,255	617,127
Total liabilities and stockholders’ equity	$2,745,666	$2,919,667
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Operating revenue:
Revenue, excluding fuel surcharge revenue	$3,722,863	$3,781,976	$3,535,391
Fuel surcharge revenue	308,654	447,346	763,333
Operating revenue	4,031,517	4,229,322	4,298,724
Operating expenses:
Salaries, wages, and employee benefits	1,148,610	1,111,946	970,683
Operating supplies and expenses	389,968	387,735	342,073
Fuel	345,281	416,782	591,855
Purchased transportation	1,116,709	1,180,403	1,321,268
Rental expense	226,258	240,501	229,290
Insurance and claims	192,733	179,545	159,246
Depreciation and amortization of property and equipment	267,134	251,735	221,122
Amortization of intangibles	16,814	16,814	16,814
Impairments	807	—	2,308
Gain on disposal of property and equipment	(18,285)	(32,453)	(27,682)
Communication and utilities	28,723	31,606	29,871
Operating taxes and licenses	74,753	74,604	71,806
Total operating expenses	3,789,505	3,859,218	3,928,654
Operating income	242,012	370,104	370,070
Other expenses (income):
Interest expense	30,598	38,350	80,064
Derivative interest expense	—	3,972	6,495
Interest income	(2,634)	(2,526)	(2,909)
Loss on debt extinguishment	—	9,567	39,909
Non-cash impairments of non-operating assets	—	1,480	—
Loss on sale of real property	—	133	—
Legal settlements and reserves	3,000	6,000	—
Other income, net	(3,921)	(3,658)	(4,115)
Total other expenses (income), net	27,043	53,318	119,444
Income before income taxes	214,969	316,786	250,626
Income tax expense	65,702	119,209	89,474
Net income	$149,267	$197,577	$161,152
Basic earnings per share	$1.11	$1.39	$1.14
Diluted earnings per share	$1.10	$1.38	$1.12
Shares used in per share calculations:
Basic	134,139	142,018	141,431
Diluted	135,494	143,668	143,475
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$149,267	$197,577	$161,152
Accumulated losses on derivatives reclassified to derivative interest expense	—	3,886	6,218
Other	(81)	—	—
Other comprehensive (loss) income before income taxes	(81)	3,886	6,218
Income tax effect of items within other comprehensive (loss) income	—	(1,469)	(2,392)
Other comprehensive (loss) income, net of income taxes	(81)	2,417	3,826
Total comprehensive income	$149,186	$199,994	$164,978
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balances, December 31, 2013	88,402,991	$883	52,441,938	$525	$759,408	$(471,169)	$(6,162)	$102	$283,587
Exercise of stock options	1,100,998	11			11,477				11,488
Stock-based compensation expense					5,080				5,080
Excess tax benefit from stock-based compensation					3,730				3,730
Grant of restricted Class A common stock	98,866	1			314				315
Shares issued under employee stock purchase plan	50,788	1			1,115				1,116
Conversion of Class B common stock to Class A common stock	1,450,000	15	(1,450,000)	(15)					—
Net income						161,152			161,152
Other comprehensive income, net of income taxes							3,826		3,826
Balances, December 31, 2014	91,103,643	$911	50,991,938	$510	$781,124	$(310,017)	$(2,336)	$102	$470,294
Common stock issued under stock plans	821,412	8			6,945				6,953
Stock-based compensation expense					6,525				6,525
Excess tax benefit from stock-based compensation					2,147				2,147
Shares issued under employee stock purchase plan	59,556	1			1,213				1,214
Repurchase and cancellation of Class A common stock	(4,175,810)	(42)			(43,365)	(26,593)			(70,000)
Net income						197,577			197,577
Other comprehensive income, net of income taxes							2,417		2,417
Balances, December 31, 2015	87,808,801	$878	50,991,938	$510	$754,589	$(139,033)	$81	$102	$617,127
Common stock issued under stock plans	1,546,132	15			13,222				13,237
Stock-based compensation expense					6,017				6,017
Excess tax benefit from stock-based compensation					2,575				2,575
Shares issued under employee stock purchase plan	77,462	1			1,231				1,232
Repurchase and cancellation of Class A common stock	(7,383,277)	(74)			(76,569)	(40,476)			(117,119)
Conversion of Class B common stock to Class A common stock	1,250,000	13	(1,250,000)	(13)					—
Net income						149,267			149,267
Other comprehensive loss, net of income taxes							(81)		(81)
Balances, December 31, 2016	83,299,118	$833	49,741,938	$497	$701,065	$(30,242)	$—	$102	$672,255

See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$149,267	$197,577	$161,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	283,948	268,549	237,936
Amortization of debt issuance costs, original issue discount, and other	1,333	5,937	10,407
Gain on disposal of property and equipment, less write-off of totaled tractors	(15,854)	(30,195)	(23,236)
Gain on sale of real property	—	—	(3,018)
Impairments	807	1,480	2,308
Deferred income taxes	(36,079)	26,476	(3,980)
Provision for (reduction of) losses on accounts receivable	(1,147)	8,004	2,844
Non-cash loss on debt extinguishment and write-offs of deferred financing costs and original issue discount	—	9,567	11,994
Stock-based compensation expense	6,017	6,525	5,396
Excess tax benefit from stock-based compensation	(2,575)	(2,147)	(3,730)
Income effect of mark-to-market adjustment of interest rate swaps	—	87	(155)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	14,975	48,574	(63,407)
Inventories and supplies	1,796	566	(562)
Prepaid expenses and other current assets	20,999	17,741	17,802
Other assets	1,171	7,785	14,745
Accounts payable, and accrued and other liabilities	41,654	2,972	29,285
Net cash provided by operating activities	466,312	569,498	395,781
Cash flows from investing activities:
(Increase) decrease in cash and cash equivalents — restricted	(1,805)	(9,620)	5,212
Proceeds from maturities of investments	30,269	33,015	29,783
Purchases of investments	(30,061)	(31,930)	(28,921)
Proceeds from sale of property and equipment	113,410	116,330	133,020
Capital expenditures	(239,446)	(342,615)	(305,966)
Payments received on notes receivable	10,114	4,252	5,481
Expenditures on assets held for sale	(31,027)	(25,937)	(4,053)
Payments received on assets held for sale	25,939	14,410	25,326
Payments received on equipment sale receivables	—	288	368
Net cash used in investing activities	(122,607)	(241,807)	(139,750)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(246,829)	(979,816)	(1,224,628)
Proceeds from long-term debt	—	684,504	900,000
Net (repayments) borrowings on revolving line of credit	(70,000)	143,000	40,000
Borrowings under accounts receivable securitization	105,000	75,000	119,000
Repayment of accounts receivable securitization	(50,000)	(184,000)	(49,000)
Payment of deferred loan costs	—	(4,235)	(11,783)
Proceeds from common stock issued	14,469	8,167	12,604
Repurchases of Class A common stock	(117,119)	(70,000)	—
Excess tax benefit from stock-based compensation	2,575	2,147	3,730
Net cash used in financing activities	(361,904)	(325,233)	(210,077)
Net (decrease) increase in cash and cash equivalents	(18,199)	2,458	45,954
Cash and cash equivalents at beginning of period	107,590	105,132	59,178
Cash and cash equivalents at end of period	$89,391	$107,590	$105,132
 See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,150	$45,390	$89,341
Income taxes	79,250	78,522	82,776
Non-cash investing activities:
Equipment purchase accrual	$11,103	$447	$35,831
Notes receivable from sale of assets	4,158	7,670	5,431
Equipment sales receivables	—	—	288
Non-cash financing activities:
Capital lease additions	$12,811	$145,338	$101,581
Accrued deferred loan costs	—	105	177
Insurance premium notes payable	8,430	7,658	37
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
Description of Business
Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. As of December 31, 2016, the Company's fleet of revenue equipment included 18,366 tractors (comprised of 13,937 company tractors and 4,429 owner-operator tractors), 64,066 trailers and 9,131 intermodal containers. The Company's four reportable segments are Truckload, Dedicated, Swift Refrigerated, and Intermodal.
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
Change in Accounting Estimate
In August 2016, the Company decreased the estimated residual values of a certain group of its tractors, as a result of recent trends in the used tractor market.  Management prospectively accounted for this as a change in accounting estimate.  This change increased "Depreciation and amortization of property and equipment" in the consolidated income statements by approximately $9.0 million for the year ended December 31, 2016. Without this change in estimate, basic and diluted earnings per share would have been $0.05 higher for the year ended December 31, 2016.
In October 2016, the Company changed its estimated residual values on certain trailers. This accelerated the depreciation on some trailers, while decelerating the depreciation on others. Management prospectively accounted for this as a change in accounting estimate. The impact on "Depreciation and amortization of property and equipment" was a decrease of approximately $0.6 million. Without this change in estimate, basic and diluted earnings per share would have been unaffected for the year ended December 31, 2016.
Changes in Presentation
Beginning in 2016, the Company made the following changes in presentation:
In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amended ASC Subtopic 835-30, Interest – Imputation of Interest. The amendments in this ASU simplify the presentation of debt issuance costs and align the presentation with debt discounts. Entities are required to present debt issuance costs within liabilities as a direct deduction from the face amount of the related debt, rather than as a deferred charge within assets. In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update), which also amended ASC Subtopic 835-30, Interest – Imputation of Interest. The SEC determined that ASU 2015-03 (discussed above) did not address costs related to line-of-credit arrangements. The amendments in ASU 2015-15 clarify that entities may defer and present debt issuance costs as an asset, and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these ASUs require retrospective application, with related disclosures for a change in accounting principle. For public business entities, the amendments in these ASUs were effective for financial statements issued for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years, with early adoption permitted.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The Company adopted this guidance at the beginning of 2016. Accordingly, DLCs, except for those associated with the Company's New Revolver, are presented as direct deductions from the face amount of the related debt. The Company retrospectively adjusted the December 31, 2015 consolidated balance sheet to align with the current period presentation, as follows:

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

Note 2 — Summary of Significant Accounting Policies
Use of Estimates — The preparation of the consolidated financial statements, in accordance with US-GAAP, requires management to make estimates and assumptions about future events that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates and periodically adjusts its estimates and assumptions, based on historical experience, the impact of the current economic environment, and other key factors. Volatile energy markets, as well as changes in consumer spending have increased the inherent uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Significant items subject to such estimates and assumptions include:

•	carrying amount of property and equipment, intangibles, and goodwill;

•	valuation allowances for receivables, inventories, and deferred income tax assets;

•	valuation of financial instruments;

•	calculation of stock-based compensation;

•	estimates of claims accruals;

•	leases, and

•	contingent obligations.
Segments — The Company uses the "management approach" to determine its reportable segments, as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that management uses to make operating decisions. Our CODMs use operating revenues, operating expense categories, operating ratios, operating income, and key operating statistics to evaluate performance and allocate resources to the Company's operations.
Operating income is the measure that management uses to evaluate segment performance and allocate resources, which is consistent with US-GAAP for segment reporting. Operating income should not be viewed as a substitute for US-GAAP net income (loss). Management believes the presentation of operating income enhances the understanding of the Company's performance

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

by highlighting the results of operations and the underlying profitability drivers of the business segments. Operating income is defined as operating revenues less operating expenses, before income tax expense.
Based on the unique nature of the Company's operating structure, revenue-generating assets are interchangeable between segments. Therefore, the Company does not prepare separate balance sheets by segment, as assets are not separately identifiable by segment. The Company allocates depreciation and amortization expense of its property and equipment to the segments based on the actual utilization of the asset by the segment during the period.
Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.
Restricted Cash — The Company's wholly-owned captive insurance companies, Red Rock and Mohave, maintain certain operating bank accounts, working trust accounts, and investment accounts. The cash and short-term investments within the accounts are restricted by insurance regulations to fund the insurance claim losses to be paid by the captive insurance companies. Therefore, these cash and short-term investments are classified as "Cash and cash equivalents – restricted" in the consolidated balance sheets.
Restricted Investments — The Company's investments are restricted by insurance regulations to fund the insurance claim losses to be paid by the captive insurance companies. The Company accounts for its investments in accordance with ASC Topic 320, Investments – Debt and Equity Securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates the determination on a quarterly basis. As of December 31, 2016, all of the Company's investments in fixed-maturity securities were classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost. The amortized cost of debt securities is adjusted using the effective interest rate method for amortization of premiums and accretion of discounts. Amortization and accretion is reported in "Other income, net" in the consolidated income statements.
Management periodically evaluates restricted investments for impairment. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in estimated fair value. Management accounts for other-than-temporary impairments of debt securities in accordance with ASC Topic 320, Investments – Debt and Equity Securities. This guidance requires the Company to evaluate whether it intends to sell an impaired debt security or whether it is more likely than not that it will be required to sell an impaired debt security before recovery of the amortized cost basis. If either of these criteria are met, an impairment loss equal to the difference between the debt security's amortized cost and its estimated fair value is recognized in earnings. For impaired debt securities that do not meet these criteria, the Company determines if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security's amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of AOCI.
Inventories and Supplies — Inventories and supplies primarily consist of spare parts, tires, fuel, and supplies and are stated at lower of cost or market. Cost is determined using the first-in, first-out method.
Property and Equipment — Property and equipment are stated at cost. Costs to construct significant assets include capitalized interest incurred during the construction and development period. Expenditures for replacements and improvements are capitalized. Maintenance and repairs are expensed as incurred.
Depreciation of property and equipment is calculated on a straight-line basis over the following estimated useful lives:

Category	Range
Facilities and improvements	3	to	40 years
Revenue and service equipment	2	to	20 years
Furniture and office equipment	3	to	5 years
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Intangible Assets other than Goodwill — The Company's intangible assets other than goodwill primarily consist of acquired customer relationships and trade names. Amortization of acquired customer relationships is calculated on the 150% declining balance method over the estimated useful life of 15 years. The customer relationship contributed to the Company at May 9, 2007 is amortized over 15 years on a straight-line basis. The trade name has an indefinite useful life and is not amortized, but is tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value.
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
Goodwill — Management evaluates goodwill on an annual basis as of November 30th, or more frequently if indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a two-step quantitative goodwill impairment test. The first step of the quantitative impairment test involves comparing the fair values of the applicable reporting units with their carrying values. Management estimates the fair values of its reporting units using a combination of the income and market approaches. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, then management performs the second step of the quantitative impairment test. The second step of the quantitative impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. Any amount by which the carrying value of the goodwill exceeds its implied fair value is recognized as an impairment loss. Refer to Note 8 for discussion of the results of the Company's annual evaluation as of November 30, 2016.
Claims Accruals — The Company is self-insured for a portion of its risk related to auto liability, workers' compensation, property damage, and cargo damage. Prior to January 1, 2015, the Company was also self-insured for a portion of its employer medical expense. Self-insurance results from buying insurance coverage that applies in excess of a retained portion of risk for each respective line of coverage. The Company accrues for the cost of the uninsured portion of pending claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical claims development trends. The actual cost to settle self-insured claim liabilities may differ from our reserve estimates due to legal costs, claims that have been incurred but not reported and various other uncertainties, including the inherent difficulty in estimating the severity of the claims and the potential judgment or settlement amount to dispose of the claim.
Fair Value Measurements — See Note 21 for accounting policies and financial information relating to fair value measurements.
Contingencies — See Note 17 for accounting policies and financial information related to contingencies.
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
Stock-based Compensation — The Company accounts for stock-based compensation expense in accordance with ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires that all share-based payments to employees and non-employee directors, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award. The Company calculates the number of awards expected to vest as awards granted, less expected forfeitures over the life of the award (estimated at grant date). Compensation expense is recorded based on amortization of the grant-date fair value over a graded vesting period. Unless a material deviation from the assumed forfeiture rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable. See Note 19 for additional information relating to the Company's stock compensation plan.
Income Taxes — Management accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carryforwards, as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Net deferred incomes taxes are classified as noncurrent in the consolidated balance sheets. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A valuation allowance is provided against deferred tax assets if the Company determines it is more likely than not that such assets will not ultimately be realized.
The Company does not recognize a tax benefit for uncertain tax positions unless it concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in the management's judgment, is greater than 50% likely to be realized. The Company records expected incurred interest and penalties related to unrecognized tax positions in "Income tax expense" in the consolidated income statements. To the extent that such interest and penalties are not ultimately incurred, previously accrued amounts are reduced and reflected as a reduction of the income tax provision.

Note 3 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
January 2017	2017-04: Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment
The amendments in this ASU are intended to simplify subsequent measurement of goodwill. The key amendment in the ASU eliminates Step 2 from the goodwill impairment test, in which entities measured a goodwill impairment loss by comparing the implied fair value to the carrying amount of a reporting unit's goodwill. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value with the carrying amount of a reporting unit and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.
			January 2020, prospective	Currently under evaluation; not expected to be material
January 2017
2017-03: Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323) – Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings

The amendments in this ASU that are relevant to the Company pertain to disclosures around the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The amendments in this ASU indicate that the SEC staff expects that if an entity cannot reasonably estimate the impact of an ASU on the financial statements, then the entity should consider additional qualitative disclosures to assist the reader in assessing the significance of the standard's impact on its financial statements.
			Immediate	None - The Company's policy on disclosing recently issued accounting pronouncements is aligned with the amendments in this ASU.
November 2016	2016-18: Statement of Cash Flows – (Topic 230) Restricted Cash (a Consensus of the FASB Emerging Issues Task Force)
The amendments in this ASU require transfers between cash and equivalents and restricted cash and equivalents, as well as direct cash receipts into and cash payments made from restricted cash and equivalents to be explained in the statement of cash flows. Restricted cash and restricted cash equivalents are to be included in the beginning and ending cash and cash equivalent balance totals on the statement of cash flows.
			January 2018; Retrospective	Material impact in cash flow presentation to reclassify restricted cash to "net increase/decrease in cash, restricted cash, and equivalents," and adjust the beginning and ending balances.
October 2016	2016-17: Consolidation (Topic 810) – Interests Held through Related Parties that are under Common Control
This ASU updates the consolidation guidance on how a reporting entity that is a single decision maker of a Variable Interest Entity ('VIE") should treat indirect interests in the entity held through related parties that are under common control when determining whether it is the primary beneficiary of the VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity that has an indirect interest in a VIE if it has a direct interest in a related party that, in turn has a direct interest in the VIE.
			January 2017, Modified Retrospective	No financial statement impact. The Company is not the primary beneficiary of any of its related parties.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
October 2016	2016-16: Income Taxes (Topic 740) – Intra-entity Transfers of Assets Other than Inventory
This ASU states that entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs (as compared to current GAAP, which prohibits the recognition of current and deferred income taxes for intra-entity asset transfer until the asset has been sold to an outside party).
			January 2018, Modified Retrospective	Currently under evaluation; not expected to be material since the Company's fixed assets are not typically transferred between legal entities for consideration.
August 2016	2016-15: Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments
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
			January 2018, Modified retrospective	Currently under evaluation (1)
April 2016	2016-10: Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing
The amendments in this ASU clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments do not change the core principle of the guidance.
			January 2018, Modified retrospective	Currently under evaluation (1)
March 2016	2016-08: Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations, but do not change the core principle of the guidance.
			January 2018, Modified retrospective	Currently under evaluation (1)

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
March 2016	2016-09: Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-based Payment Accounting
The amendments in this ASU are intended to simplify various aspects of accounting for stock-based compensation, including income tax consequences, classification of awards as equity or liability, as well as classification of activities within the statement of cash flows.
			January 2017, Adoption method varies by amendment	Expected to be material (2)
February 2016	2016-02: Leases (Topic 842)
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
			January 2018, Modified retrospective	Not expected to be material.
August 2015	2015-14: Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date	This ASU deferred the effective date of ASU 2014-09 (Topic 606) to annual reporting periods beginning after December 15, 2017.	January 2018, Modified retrospective	Currently under evaluation (1)
July 2015	2015-11: Inventory (Topic 330) – Simplifying the Measurement of Inventory
The amendments in this ASU simplify subsequent measurement of inventory for all inventory measurement methods, except for last-in-first-out. Entities will be required to measure inventory at the lower of cost and net realizable value, instead of the previously issued guidance of lower of cost or market.
			January 2017, prospective	Not expected to be material. Due to the nature of the Company's inventory balances (spare parts, tires, fuel, and supplies), inventory is predominantly stated at cost.
____________

(1)
Management is in the diagnostic phase of assessing the financial and business impacts of implementing ASC Topic 606, Revenue from Contracts with Customers, including identifying revenue sources within the Company's lines of business, reviewing a sample of contracts, and developing a preliminary assessment. Based upon these preliminary procedures, management anticipates that the following key considerations will impact the Company's accounting and reporting under the new standard:

•	identification of what constitutes a contract in Swift's business practices,

•	variability in individual contracts, such as customer-specific terms that may vary from the master agreement,

•	principal versus agent determinations,

•	timing of revenue recognition (for example, point-in-time versus over time and/or accelerated versus deferred),

•	single versus multiple performance obligations,

•	new/changed estimates and management judgments (for example, system estimation of in-transit accruals versus manual estimation),

•	disaggregation of revenue by category within segments, and

•	others.
Management expects that there will also be changes in sales, contracting, accounting, reporting, tax, debt covenants, and other business processes, policies, and controls, as a result of implementing ASC Topic 606. The Company is currently underway with implementing a new ERP system, which will also affect the implementation process.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Based on the information currently available from the diagnostic phase, management cannot yet determine the quantitative impact on the financial statements; however, the impact is expected to be immaterial (potentially with changes only to the timing of revenue recognition between reportable periods, as well as changes in the requirements for accounting policy and other new disclosures). The financial impact is expected to be quantifiable by the time the Company files its first Quarterly Report on Form 10-Q in 2017, at which time the Company will be transitioning into the design and planning phase of implementing ASC Topic 606. Since we are continuing to evaluate the impact of ASC Topic 606, our disclosures around our preliminary assessments are subject to change.

(2)	The amendments to ASC Topic 718, Compensation – Stock Compensation, that are expected to affect the Company are discussed below.

•
Accounting for Income Tax Benefits/Deficiencies: All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Modified retrospective application is required, by means of a cumulative-effect adjustment to equity.

Upon adoption, the Company will need to reclassify approximately $16.8 million in historical net tax benefit/deficiency amounts previously recorded within additional paid-in capital into retained earnings/accumulated deficit. Going forward, tax benefit/deficiency amounts will be recorded in net income.

•
Classification of Excess Tax Benefits on the Statement of Cash Flows: Excess tax benefits should be classified along with other income tax cash flows as an operating activity. Application is permitted to be prospective or retrospective.

Current GAAP requires classification within cash flows from financing activities. The Company presents its statement of cash flows using the indirect method, which presents excess tax benefits within cash flows from financing activities and a corresponding offset within the net income reconciliation of cash flows from operating activities. As such, the Company will need to reclassify the excess tax benefit amounts out of cash flows from financing activities and into cash flows from operating activities, upon adoption. Management expects to apply these amendments retrospectively.

•
Forfeitures: An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. Modified retrospective application is required, by means of a cumulative-effect adjustment to equity.

Upon adoption, the Company expects to transition to accounting for forfeitures when they occur. This would result in approximately a $2.5 million unfavorable cumulative-effect adjustment to retained earnings/accumulated deficit to catch-up the previously unrecognized stock-based compensation associated with historical assumed forfeiture rates. Going forward, forfeitures will be recorded as favorable adjustments to stock-based compensation as they occur.

•
Classification of Employee Taxes Paid on the Statement of Cash Flows When an Employer Withholds Shares for Tax-withholding purposes: Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. Retrospective application is required.

Beginning in 2016, the Company began allowing certain members of management to have shares withheld for taxes when their restricted stock awards and performance units vest. As such, upon adopting the amendments in this ASU, the Company will need to present the amounts out of cash flows from operating activities and into cash flows from financing activities for the periods presented. For 2016, the amount was approximately $0.5 million.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 4 — Restricted Investments
The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments:

	December 31, 2016
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
United States corporate securities	$16,432	$—	$(23)	$16,409
Municipal bonds	4,760	—	(6)	4,754
Negotiable certificates of deposit	1,525	—	—	1,525
Restricted investments, held to maturity	$22,717	$—	$(29)	$22,688

	December 31, 2015
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
United States corporate securities	$16,686	$2	$(27)	$16,661
Municipal bonds	4,904	1	(1)	4,904
Negotiable certificates of deposit	1,625	—	—	1,625
Restricted investments, held to maturity	$23,215	$3	$(28)	$23,190
Refer to Note 21 for additional information regarding fair value measurements of restricted investments.
As of December 31, 2016, the contractual maturities of the restricted investments were one year or less. There were 42 securities and 36 securities that were in an unrealized loss position for less than twelve months as of December 31, 2016 and 2015, respectively. The Company did not recognize any impairment losses for the years ended December 31, 2016, 2015, or 2014.

Note 5 — Accounts Receivable, net
Accounts receivable balances were as follows:

	December 31,
	2016	2015
	(In thousands)
Trade customers	$404,556	$415,219
Equipment manufacturers	4,755	6,801
Other	15,731	18,329
Accounts receivable	425,042	440,349
Less: Allowance for doubtful accounts	(16,449)	(17,928)
Accounts receivable, net	$408,593	$422,421

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following is a rollforward of the allowance for doubtful accounts:

	December 31,
	2016	2015	2014
	(In thousands)
Beginning balance	$17,928	$9,924	$7,504
Provision (Reduction)	(1,147)	8,004	2,844
Recoveries	(332)	—	89
Write-offs	—	—	(513)
Ending balance	$16,449	$17,928	$9,924
See Note 12 for a discussion of the Company's accounts receivable securitization program and the related accounting treatment.

Note 6 — Assets Held for Sale
Assets held for sale balances were:

	December 31,
	2016	2015
	(In thousands)
Land and facilities	$288	$288
Revenue equipment	6,681	8,796
Assets held for sale	$6,969	$9,084
As of December 31, 2016 and 2015, assets held for sale are carried at the lower of depreciated cost or estimated fair value, less expected selling costs when the required criteria, as defined by ASC Topic 360, Property, Plant, and Equipment, are satisfied. Depreciation ceases on the date that the held for sale criteria are met. The Company expects to sell these assets within the next 12 months. During 2016, management reassessed the fair value of certain IEL tractors, determining that there was an impairment. Further details are provided in Note 21.
The Company did not recognize any impairment losses for the years ended December 31 2015 or 2014.
During the years ended December 31, 2016 and December 31, 2015, the Company sold no operating properties classified as held for sale. Accordingly, there was no gain or loss on disposal of properties recognized. Gain on disposals of property and equipment recognized in the income statement for those years pertain to revenue equipment. During the year ended December 31, 2014, the Company sold five operating properties classified as held for sale with a carrying value of $14.5 million. As a result, the Company recognized $3.0 million in (pre-tax) gain on disposal of property and equipment in the consolidated income statements.

Note 7 — Notes Receivable
Notes receivable are included in "Current portion of notes receivable" and "Other assets" in the consolidated balance sheets and were comprised of:

	December 31,
	2016	2015
	(In thousands)
Notes receivable due from owner-operators, with interest rates at 15%, secured by revenue equipment. Terms range from several months to four years	$10,253	$15,725
Other	—	24
Notes receivable	10,253	15,749
Less: current portion of notes receivable	(6,961)	(9,817)
Notes receivable, less current portion	$3,292	$5,932

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 8 — Goodwill and Other Intangible Assets
The following presents the components of goodwill by reportable segment as of December 31, 2016 and 2015:

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
Truckload goodwill	$376,998	$(190,394)	$186,604
Dedicated goodwill	130,742	(64,090)	66,652
Goodwill	$507,740	$(254,484)	$253,256
There were no impairments identified during annual goodwill impairment testing in 2016, 2015, or 2014.
Intangible asset balances were as follows:

	December 31,
	2016	2015
	(In thousands)
Customer Relationships:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(190,056)	(173,242)
Customer relationships, net	85,268	102,082
Trade Name:
Gross carrying value	181,037	181,037
Intangible assets, net	$266,305	$283,119
In conjunction with the 2007 Transactions, definite-lived intangible assets with a gross carrying value of $261.2 million were recorded. Amortization of intangibles consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Amortization of intangible assets related to the 2007 Transactions	$15,648	$15,648	$15,648
Amortization related to intangible assets existing prior to the 2007 Transactions	1,166	1,166	1,166
Amortization of intangibles	$16,814	$16,814	$16,814
As of December 31, 2016, management anticipates that the composition and amount of amortization associated with intangible assets will remain at $16.8 million in 2017, and will decrease to $16.3 million in 2018, of which $0.7 million will represent the final amortization of the intangible assets existing prior to the 2007 Transactions. Amortization of intangible assets is expected to be $15.6 million in 2019 through 2021. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 9 — Accrued Liabilities
The following table presents the composition of accrued liabilities:

	December 31,
	2016	2015
	(In thousands)
Employee compensation (1)	$51,217	$55,750
Owner-operator lease purchase reserve	6,229	5,271
Income tax accrual	5,119	2,043
Accrued owner-operator expenses	6,333	6,711
Deferred revenue	2,111	1,740
Fuel and property taxes	6,160	4,076
Accrued interest expense	1,819	1,532
Accrued legal (2)	28,778	2,701
Other (2)(3)	24,946	17,489
Accrued liabilities	$132,712	$97,313
____________

(1)
The Company maintains a 401(k) benefit plan available to all employees who are 21 years of age or older and have completed six months of service. Under the plan, the Company has the option to match employee discretionary contributions up to 3% of an employee's compensation. Employees' rights to employer contributions vest after five years from their date of employment.

For the years ended December 31, 2016, 2015, and 2014, the Company's employee benefits expense for matching contributions, included in "Salaries, wages, and employee benefits" in the consolidated income statements, was approximately $5.7 million, $5.6 million, and $4.7 million, respectively. As of December 31, 2016 and 2015, the balance includes $6.1 million and $5.9 million in matching contributions, respectively, to the plan in respect of such matching contributions.

(2)
The Company has disaggregated "Accrued legal" from "Other" as of December 31, 2016, and retrospectively adjusted the presentation as of December 31, 2015 for comparative purposes. See Note 17 for further details regarding the Company's legal accruals.

(3)	Includes the current portion of accrued consulting fees for Jerry Moyes. See Note 23 for further details.

Note 10 — Claims Accruals
Claims accruals represent the uninsured portion of outstanding claims at year-end. The current portion reflects the amount of claims expected to be paid in the following year. The Company's insurance program for workers' compensation, auto and collision liability, physical damage, and cargo damage involves self-insurance with varying risk retention levels.
Claims accruals were comprised of the following:

	December 31,
	2016	2015
	(In thousands)
Auto and collision liability	$128,643	$123,086
Workers’ compensation liability	101,232	92,608
Owner-operator claims liability	11,736	12,304
Cargo damage liability	4,695	5,348
Other liability (1)	286	364
Claims accruals	246,592	233,710
Less: current portion of claims accruals	(80,866)	(84,429)
Claim accruals, less current portion	$165,726	$149,281

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

____________

(1)
Includes group medical liability. Effective January 1, 2015, the Company is fully insured on its group medical benefits, subject to contributed premiums. Prior to January 1, 2015, the Company had a $500 thousand specific deductible with an aggregating individual deductible of $150 thousand of each employee health care claim, as well as commercial insurance for the balance.

Note 11 — Income Taxes
The following table presents the Company's income tax expense:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current expense:
Federal	$88,689	$76,737	$81,117
State	10,610	8,826	8,861
Foreign	3,053	8,783	4,107
	102,352	94,346	94,085
Deferred (benefit) expense:
Federal	(31,380)	24,097	(4,189)
State	(211)	3,419	1,975
Foreign	(5,059)	(2,653)	(2,397)
	(36,650)	24,863	(4,611)
Income tax expense	$65,702	$119,209	$89,474
Rate Reconciliation — The Company's effective tax rate was 30.6%, 37.6%, and 35.7%, for the years ended December 31, 2016, 2015, and 2014, respectively. Expected tax expense is computed by applying the United States federal corporate income tax rate of 35.0% to earnings before income taxes. Actual tax expense differs from expected tax expense as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Computed "expected" tax expense	$75,239	$110,875	$87,719
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	6,443	8,745	6,866
Domestic Production Activities Deduction (1)	(7,777)	—	—
Toll Roads income tax credit (2)	(4,082)	—	—
Other	(4,121)	(411)	(5,111)
Income tax expense	$65,702	$119,209	$89,474
____________

(1)
Domestic Production Activities Deduction — Internal Revenue Code Section 199 permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities such as the development of computer software and the manufacturing of goods. Beginning in 2010 and thereafter, the deduction is equal to 9% of the smaller of a taxpayer’s qualified production activities or taxable income. Due to its increased software development efforts, the Company has elected to take the deduction in the current year and preceding open tax years. The decrease in the effective tax rate for the year ended December 31, 2016 was partially attributable to a domestic production activities deduction on the Company's 2015 federal tax return. The Company also received tax benefits for years ending December 31, 2016, December 31, 2014, and December 31, 2013. The Company generated $6.4 million, $6.2 million, $6.2 million, and $3.4 million in domestic production activities deductions for the development of computer software in 2016, 2015, 2014, and 2013, respectively. This resulted in approximately $2.2 million, $2.2 million, $2.2 million, and $1.2 million in tax benefits in 2016, 2015, 2014, and 2013, respectively.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(2)
Toll roads income tax credit — Trans-Mex, our Mexico trucking subsidiary, qualified for an income tax credit equal to 50% of the qualified tolls paid. The decrease in the effective tax rate for the year ended December 31, 2016 was partially attributable to the toll road income tax credit reported on the 2015 income tax return. Trans-Mex also will claim a toll road income tax credit for 2016. Trans-Mex paid $5.6 million and $6.5 million in qualifying tolls during 2016 and 2015, respectively. This resulted in approximately $1.8 million and $2.3 million in tax benefits in 2016 and 2015, respectively.

Deferred Income Taxes — The components of the net deferred tax asset (liability) included in "Deferred income taxes" in the consolidated balance sheets were:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Self-insurance accruals	$73,654	$66,949
Allowance for doubtful accounts	8,036	11,448
Amortization of stock options	6,397	8,923
Accrued liabilities	15,366	1,773
Vacation accrual	5,358	4,990
Other	8,940	11,589
Total deferred tax assets	117,751	105,672
Valuation allowance	—	—
Total deferred tax assets, net	117,751	105,672
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(420,975)	(434,802)
Prepaid taxes, licenses, and permits deducted for tax purposes	(13,284)	(14,083)
Cancellation of debt	(3,747)	(5,622)
Intangible assets	(106,143)	(110,546)
Other	(1,324)	(4,451)
Deferred tax liabilities	(545,473)	(569,504)
Deferred income taxes	$(427,722)	$(463,832)
Valuation Allowance — As of December 31, 2016, the Company had federal and state net operating loss carryforwards remaining, with estimated tax effects of $0.5 million and $0.1 million, respectively. The federal and state net operating losses will expire at various times between 2017 and 2030. The Company has not established a valuation allowance as it has been determined that, based upon available evidence, a valuation allowance is not required. Management asserts that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. All other deferred tax assets are expected to be realized and utilized by continued profitability in future periods.
Cumulative Undistributed Foreign Earnings — United States income and foreign withholding taxes have not been provided on approximately $36.3 million of cumulative undistributed earnings of foreign subsidiaries as of December 31, 2016. The earnings are considered to be permanently reinvested outside the United States. As such, under current law, the Company is not required to provide United States income taxes on these earnings until they are repatriated in the form of dividends or otherwise.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Unrecognized Tax Benefits — The Company's unrecognized tax benefits as of December 31, 2016 would favorably impact our effective tax rate if subsequently recognized. The following is a rollforward of our unrecognized tax benefits:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Unrecognized tax benefits at beginning of year	$1,739	$1,739	$2,385
Increases for tax positions taken prior to beginning of year	—	—	95
Decreases for tax positions taken prior to beginning of year	(975)	—	(741)
Unrecognized tax benefits at end of year	$764	$1,739	$1,739
During the year the Company determined that certain state income tax positions were no longer uncertain due to statute of limitations, which represents the above decreases in unrecognized tax benefits. The Company does not anticipate a decrease of unrecognized tax benefits during the next twelve months.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by various state jurisdictions for tax years ranging from 2012 to 2015. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2012 remain subject to examination.
Interest and Penalties — Accrued interest and penalties as of December 31, 2016 and 2015 were approximately $0.4 million and $1.4 million, respectively.
Regulatory Developments — In December 2014, United States President, Barack Obama, signed the Tax Increase Prevention Act of 2014 ("TIPA"). Among other things, TIPA extended 50% bonus depreciation and the Work Opportunity Tax Credit ("WOTC"). During the first three quarters of 2014, the Company did not include 50% bonus depreciation or WOTC in its income tax provision, as these items were not allowed in 2014 prior to the passing of the TIPA Act. Income tax calculations performed for the year ended December 31, 2014 included the full year's adjustment for 50% bonus depreciation and WOTC, as TIPA allowed for retrospective inclusion.
In December 2015, President Obama signed the Protecting Americans from Tax Hikes ("PATH") Act of 2015. Among other things, PATH extended 50% bonus depreciation and WOTC. During the first three quarters of 2015, the Company did not include 50% bonus depreciation or WOTC in its income tax provision, as these items were not allowed in 2015 prior to the passing of the PATH Act. Income tax calculations performed for the year ended December 31, 2015 include the full year's adjustment for 50% bonus depreciation and WOTC, as PATH allowed for retrospective inclusion.

Note 12 — Accounts Receivable Securitization
On December 10, 2015, SRCII, a wholly-owned subsidiary of the Company, entered into the 2015 RSA, which further amends the 2013 RSA. The parties to the 2015 RSA include SRCII as the seller, Swift Transportation Services, LLC as the servicer, the various conduit purchasers, the various related committed purchasers, the various purchaser agents, the various letters of credit participants, and PNC Bank, National Association as the issuing bank of letters of credit and as administrator. Pursuant to the 2015 RSA, the Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to SRCII. In turn, SRCII sells a variable percentage ownership interest in the eligible accounts receivable to the various purchasers. The facility qualifies for treatment as a secured borrowing under ASC Topic 860, Transfers and Servicing. As such, outstanding amounts are classified as liabilities on the Company's consolidated balance sheets. Refer to Note 21 for information regarding the fair value of the 2015 RSA.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table summarizes the key attributes of the current and previous securitization programs:

	2015 RSA	2013 RSA
(Dollars in thousands)
Effective	December 2015	June 2013
Borrowing capacity (1)	$400,000	$375,000
Final maturity date	January 10, 2019	July 13, 2016
Unused commitment fee rate	35 basis points	35 basis points
Program fees on outstanding balances	one-month LIBOR + 90 basis points	one-month LIBOR + 95 basis points
____________

(1)
The 2015 RSA has an accordion option to increase the maximum borrowing capacity by up to an additional $75.0 million, subject to participation by the Purchasers. The 2013 RSA borrowing capacity included a $50.0 million accordion option, which was exercised in September 2014.

As of December 31, 2016 and 2015, interest accrued on the aggregate principal balance at a rate of 1.3% and 1.0%, respectively. Program fees and unused commitment fees are recorded in "Interest expense" in the consolidated income statements. The Company incurred program fees of $4.4 million, $3.5 million, and $3.5 million, during the years ended December 31, 2016, 2015, and 2014, respectively.
The 2015 RSA is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.

Note 13 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 12 and its outstanding capital lease obligations as discussed in Note 15, the Company's long-term debt consisted of the following:

	December 31,
	2016	2015
	(In thousands)
2015 Agreement: New Term Loan A, due July 2020, net of $1,338 and $1,695 DLCs as of December 31, 2016 and 2015 respectively (1)	$492,912	$668,055
Other	8,893	11,122
Long-term debt	501,805	679,177
Less: current portion of long-term debt, net of $0 and $68 DLCs as of December 31, 2016 and 2015 respectively	(8,459)	(35,514)
Long-term debt, less current portion	$493,346	$643,663

	December 31,
	2016	2015
	(In thousands)
Long-term debt	$501,805	$679,177
Revolving line of credit, due July 2020 (2)	130,000	200,000
Long-term debt, including revolving line of credit	$631,805	$879,177
____________

(1)	Refer to Note 21 for information regarding the fair value of debt.

(2)
The Company also had outstanding letters of credit under the New Revolver, primarily related to workers' compensation and self-insurance liabilities of $97.0 million at December 31, 2016 and $95.0 million at December 31, 2015.

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
The following table presents the key terms of the 2015 Agreement:

2015 Agreement	New Term Loan A	New Revolver (2)
	(Dollars in thousands)
Maximum borrowing capacity	$680,000	$600,000
Final maturity date	July 27, 2020	July 27, 2020
Interest rate base	LIBOR	LIBOR
LIBOR floor	—%	—%
Interest rate minimum margin (1)	1.50%	1.50%
Interest rate maximum margin (1)	2.25%	2.25%
Minimum principal payment — amount (3)	$6,625	$—
Minimum principal payment — frequency	Quarterly	Once
Minimum principal payment — commencement date (3)	December 31, 2015	July 27, 2020
____________

(1)
The interest rate margin for the New Term Loan A and New Revolver is based on the Company's consolidated leverage ratio. As of December 31, 2016, interest accrued at 2.18% on the New Term Loan A and 2.18% on the New Revolver. As of December 31, 2015, interest accrued at 2.12% on the New Term Loan A and 2.08% on the New Revolver.

(2)
The commitment fee for the unused portion of the New Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.25% to 0.35%. As of December 31, 2016, commitment fees on the unused portion of the New Revolver accrued at 0.25% and outstanding letter of credit fees accrued at 1.50%. As of December 31, 2015, commitment fees on the unused portion of the New Revolver accrued at 0.25% and outstanding letter of credit fees accrued at 1.75%.

(3)
Commencing in March 2017, the minimum required quarterly payment on the New Term Loan A is $12.3 million, at which it would remain until final maturity. However, as of January 2017, the Company voluntarily prepaid all minimum quarterly principal payments through final maturity.

The New Revolver and New Term Loan A of the 2015 Agreement contain certain financial covenants with respect to a maximum leverage ratio and a minimum consolidated interest coverage ratio. The 2015 Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2015 Agreement includes customary events of default, including a change in control default and certain affirmative and negative covenants, including, but not limited to, restrictions, subject to certain exceptions, on incremental indebtedness, asset sales, certain restricted payments (including dividends and stock repurchases), certain incremental investments or advances, transactions with affiliates, engagement in additional business activities, and prepayments of certain other indebtedness.
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
2014 Agreement — The Company entered into the 2014 Agreement on June 9, 2014, which was subsequently replaced by the 2015 Agreement. The 2014 Agreement included the Old Term Loan A, a first lien Term Loan B tranche, and the Old Revolver. The 2014 Agreement replaced the then-existing revolving credit line, as well as the first lien term loan B-1 and B-2 tranches of the 2013 Agreement, which had outstanding principal balances at closing of $229.0 million and $370.9 million, respectively. Upon closing, the Company drew $164.0 million on the Old Revolver and $50.0 million on the Old Term Loan A. The Company subsequently drew the remaining $450.0 million available on the Old Term Loan A to facilitate redemption of the Senior Notes in November 2014.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table presents the key terms of the 2014 Agreement:
Insert Title Here

2014 Agreement	Old Term Loan A	Term Loan B	Old Revolver (2)
	(Dollars in thousands)
Maximum borrowing capacity	$500,000	$400,000	$450,000
Final maturity date	June 9, 2019	June 9, 2021	June 9, 2019
Interest rate base	LIBOR	LIBOR	LIBOR
LIBOR floor	—%	0.75%	—%
Interest rate minimum margin (1)	1.50%	3.00%	1.50%
Interest rate maximum margin (1)	2.25%	3.00%	2.25%
Minimum principal payment — amount (3)	$5,625	$1,000	$—
Minimum principal payment — frequency	Quarterly	Quarterly	Once
Minimum principal payment — commencement date (3)	March 31, 2015	June 30, 2014	June 30, 2019
____________

(1)
Interest rate margins on the Old Term Loan A and Old Revolver were based on the Company's consolidated leverage ratio. Additionally, after December 31, 2014, interest rate margins on the Term Loan B were determined by the Company's consolidated leverage ratio, ranging from 2.75% to 3.00%.

(2)	The commitment fee for the unused portion of the Old Revolver was also based on the Company's consolidated leverage ratio, and ranged from 0.25% to 0.35%.

(3)	Commencing in March 2017, the minimum principal payment amount on the Old Term Loan A would have been $11.3 million.
Senior Notes
In November 2014, the Company redeemed, in full, the remaining $428.1 million face value of its Senior Notes. This was primarily funded with the proceeds from the Company's Old Term Loan A. The Company paid 105.0% of face value, plus accrued and unpaid interest, to call the Senior Notes. While the redeemed Senior Notes incurred interest at 10.0%, the source of funds from the Old Term Loan A incurred interest at LIBOR plus applicable margin of 1.50% to 2.25%. The November 2014 redemption followed a series of open market purchases that occurred in the first nine months of 2014, in which the Company used cash on hand to repurchase $71.9 million in principal of the Senior Notes. Including the November 2014 redemption, the Company repurchased the entire $500.0 million in principal of the Senior Notes during 2014, at an average price of 105.58% of face value.
Payment of principal and interest on the Senior Notes was previously guaranteed by certain of the Company's 100% owned domestic subsidiaries. Pursuant to the terms of the indenture governing the Senior Notes, the guarantees were subject to release at which time the subsidiaries no longer had indebtedness that would have required a guarantee. Thus, the Company's redemption of the Senior Notes on November 15, 2014, released the related guarantee.
Loss on Debt Extinguishment
The Company incurred no losses on debt extinguishment during the year ended December 31, 2016. For the year ended December 31, 2015, the Company incurred $9.6 million in losses on debt extinguishment, reflecting the write-off of the unamortized OID and deferred financing fees related to the 2014 Agreement, which was replaced by the 2015 Agreement. For the year ended December 31, 2014, the Company incurred $39.9 million in losses on debt extinguishment related to the Company's redemption of its Senior Notes and the replacement of the 2013 Agreement with the 2014 Agreement.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 14 — Deferred Loan Costs
As discussed in Note 1, DLCs related to the Company's New Term Loan A and accounts receivable securitization are now netted against the face amount of the debt, pursuant to the amendments to ASC 835-30 in ASU 2015-03. DLCs related to the New Revolver are reported in "Other assets." The following table presents the classification of DLCs in the Company's consolidated balance sheets:

	December 31,
	2016	2015
	(In thousands)
ASSETS:
Other assets	$1,169	$1,496
LIABILITIES:
Current portion of long-term debt	—	68
Long-term debt, less current portion	1,338	1,627
Accounts receivable securitization	715	1,073
Total DLCs	$3,222	$4,264

Note 15 — Leases
The Company finances a portion of its revenue equipment under capital and operating leases and certain terminals under operating leases.
Capital Leases (as Lessee) — The Company's capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term. Certain leases contain renewal or fixed price purchase options. The present value of obligations under capital leases is included under "Current portion of capital lease obligations" and "Capital lease obligations, less current portion" in the consolidated balance sheets. As of December 31, 2016, the leases were collateralized by revenue equipment with a cost of $319.8 million and accumulated amortization of $97.0 million. As of December 31, 2015, the leases were collateralized by revenue equipment with a cost of $357.8 million and accumulated amortization of $90.1 million. Amortization of the equipment under capital leases is included in "Depreciation and amortization of property and equipment" in the Company's consolidated income statements.
Operating Leases (as Lessee) — The revenue equipment leases generally include a purchase option exercisable at the completion of the lease. The Company does not currently guarantee residual values under its operating lease agreements for revenue equipment.
Rent expense related to operating leases was $226.3 million, $240.5 million, and $229.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.
As of December 31, 2016, annual future minimum lease payments for all noncancelable leases were:

	Operating	Capital
	(In thousands)
2017	$203,463	$77,925
2018	144,205	49,965
2019	92,065	60,212
2020	44,592	13,669
2021	23,231	29,890
Thereafter	48,813	17,268
Future minimum lease payments	$556,369	$248,929
Less: amounts representing interest		(14,993)
Present value of minimum lease payments		233,936
Less: current portion		(72,473)
Capital lease obligations, less current portion		$161,463

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Operating Leases (as Lessor) — The Company's wholly-owned financing subsidiaries lease revenue equipment to the Company's owner-operators under operating leases. Annual future minimum lease payments receivable under operating leases for the periods noted below were:

(In thousands)
2017	$109,077
2018	64,615
2019	27,739
2020	9,752
2021	9
Thereafter	—
Future minimum lease payments receivable	$211,192
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

Note 16 — Purchase Commitments
As of December 31, 2016, the Company's outstanding commitments to acquire revenue equipment were as follows:

•	year-ended December 31, 2017: $270.7 million ($265.3 million of which were tractor commitments), and

•	thereafter: none.
The Company has the option to cancel tractor purchase orders with 60 to 90 days' notice prior to the scheduled production, although the notice period has lapsed for approximately 28.6% of the tractor commitments outstanding as of December 31, 2016. These purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of December 31, 2016, the Company's outstanding purchase commitments to acquire facilities and non-revenue equipment were as follows:

•	year-ended December 31, 2017: $13.6 million,

•	years-ended December 31, 2018 to 2019: $8.8 million, and

•	thereafter: $3.9 million
Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 17 — Contingencies and Legal Proceedings
Accounting Policy
The Company is involved in certain claims and pending litigation primarily arising in the normal course of business. The majority of these claims relate to workers' compensation, auto collision and liability, physical damage, and cargo damage. The Company accrues for the uninsured portion of claims losses and the gross amount of other losses when the likelihood of the loss is probable and the amount of the loss is reasonably estimable. These accruals are based on management's best estimate within a possible range of loss. When there is no amount within the range of loss that appears to be a better estimate than any other amount, then management accrues to the low end of the range. Legal fees are expensed as incurred.
When it is reasonably possible that exposure exists in excess of the related accrual (which could be no accrual), management discloses an estimate of the possible loss or range of loss, unless an estimate cannot be determined.
If the likelihood of a loss is remote, the Company does not accrue for the loss. However if the likelihood of a loss is remote, but it is at least reasonably possible that one or more future confirming events may materially change management's estimate within twelve months from the date of the financial statements, management discloses an estimate of the possible loss or range of loss, unless an estimate cannot be determined.
Legal Proceedings
Information is provided below regarding the nature, status, and contingent loss amounts, if any, associated with the Company's pending legal matters. There are inherent uncertainties in these legal matters, some of which are beyond management's control, making the ultimate outcomes difficult to predict. Moreover, management's views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop.
For the matters below, an estimate of the possible loss or range of loss cannot be determined for certain cases because, among other reasons, (1) the proceedings are in various stages that do not allow for assessment; (2) damages have not been sought; (3) damages are unsupported and/or exaggerated; (4) there is uncertainty as to the outcome of pending appeals; and/or (5) there are significant factual issues to be resolved.
Based on currently available information, and in certain cases, advice of outside counsel, management does not believe that loss contingencies arising from pending matters will have a material adverse effect on the Company's overall financial position, after taking into consideration any existing accruals. However, actual outcomes could be material to the Company's operating results or liquidity for any particular period.

EMPLOYEE COMPENSATION AND PAY PRACTICES MATTERS
Aggregate information regarding accruals for the below employee compensation and pay practices matters:
Aggregate accrual	Aggregate range of loss in excess of accrual			Explanation if no accrual has been made
$1.0 million	$—	-	$0.3 million	For certain matters, it is not probable that a loss was incurred and/or the amount of loss cannot be reasonably estimated. For those matters, no accrual has been made.

California Private Attorneys General Act ("PAGA") Class Action
The plaintiff alleges that the Company violated California law by failing to timely pay wages and failing to reimburse employees for business expenses.
Plaintiff(s)	Defendant(s)		Date instituted	Court or agency currently pending in
Theron Christopher (1)	Swift Transportation Co. of Arizona, LLC		July 8, 2016	Superior Court of California, County of Riverside
Recent Developments and Current Status
The PAGA matter is in its initial phases and is expected to move into discovery. The Company retains all of its defenses against liability and damages. Additionally, the Company intends to vigorously defend against the merits of the claims and to challenge certification. The final disposition of the matter and the impact on the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

California Wage, Meal, and Rest: Driver Class Actions
The plaintiffs generally allege one or more of the following: that the Company 1) failed to pay the California minimum wage; 2) failed to provide proper meal and rest periods; 3) failed to timely pay wages upon separation from employment; 4) failed to pay for all hours worked; 5) failed to pay overtime; 6) failed to properly reimburse work-related expenses; and 7) failed to provide accurate wage statements.

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
John Burnell (1)	Swift Transportation Co., Inc	March 22, 2010	United States District Court for the Central District of California

James R. Rudsell (1)	Swift Transportation Co. of Arizona, LLC and Swift Transportation Company	April 5, 2012	United States District Court for the Central District of California

Lawrence Peck (1)	Swift Transportation Co. of Arizona, LLC	September 25, 2014	United States District Court for the Central District of California

Lawrence Peck (1)(2)	Swift Transportation Co. of Arizona, LLC, et al.	November 20, 2014	Superior Court of California, County of Riverside

Sadashiv Mares (1)	Swift Transportation Co. of Arizona, LLC	February 27, 2015	United States District Court for the Central District of California

Rafael McKinsty(1)	Swift Transportation Co. of Arizona, LLC, et al.	April 15, 2015	United States District Court for the Central District of California

Thor Nilsen (1)	Swift Transportation Co. of Arizona, LLC	October 15, 2015	United States District Court for the Central District of California
Recent Developments and Current Status
Before and during 2016, the Rudsell, Peck, Peck PAGA, Mares, McKinsty, and Nilsen complaints were stayed, pending resolution of earlier-filed cases. In May 2016, the Burnell plaintiffs were denied class certification. Their subsequent petition to appeal the decertification order was also denied. Following the Burnell plaintiffs' failure to certify the class, the stays on certain cases were lifted. Those cases are now in discovery. Based on the current procedural nature of the cases, the final disposition of the matter and impact to the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

California Wage, Meal, and Rest: Yard Hostler Class Actions
The plaintiffs, representing yard hostlers employed by the Company in California, generally allege one or more of the following: that the Company 1) failed to pay minimum wage; 2) failed to pay overtime and doubletime wages required by California law; 3) failed to provide accurate, itemized wage statements; 4) failed to timely pay wages upon separation from employment; 5) failed to reimburse for business expenses; and 6) failed to provide proper meal and rest periods.

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Grant Fritsch (1)	Swift Transportation Company of Arizona, LLC and Swift Transportation Company	January 28, 2016	Superior Court of California, County of San Bernardino

Bill Barker, Tab Bachman, and William Yingling (1)	Swift Transportation Company of Arizona, LLC	April 1, 2016	United States District Court for the Eastern District of California
Recent Developments and Current Status
The Barker and Fritsch complaints are currently in discovery. The Company retains all of its defenses against liability and damages related to these lawsuits. Additionally, the Company intends to vigorously defend against the merits of the claims and to challenge certification. The final disposition of these matters and the impact on the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

National Customer Service Misclassification Class Action
The plaintiff, a former Customer Service Representative IV, alleges that the Company failed to pay overtime under the FLSA. Additionally, with respect to California state law, the plaintiff alleges that the Company: 1) failed to pay overtime; 2) failed to pay timely final wages; 3) failed to provide meal and rest periods; and 4) violated the unfair competition law.

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Salvador Castro (1)	Swift Transportation Co. of Arizona, LLC	May 11, 2016	United States District Court for the Central District of California
Recent Developments and Current Status
Castro, along with five other former Customer Service Representative IV employees opted into this collective action lawsuit, which was being pursued under the FLSA. In addition to the Castro collective action, thirteen Customer Service Representative IV employees pursued similar claims in individual arbitrations. The parties conducted three arbitrations regarding the individual claimants. The parties agreed to mediation, which was held in January 2017. The parties are currently finalizing a global settlement of the collective action and the individual arbitrations.

Arizona Fair Labor Standards Act Class Action
The plaintiff alleges that the Company violated the FLSA by failing to pay its trainee drivers minimum wage for all work performed and by failing to pay overtime.
Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Pamela Julian (1)	Swift Transportation Inc., et al.	December 29, 2015	United States District Court for the District of Arizona
Recent Developments and Current Status
In March 2016, the Company filed a motion to dismiss the plaintiff's overtime claims, which was granted by the district court in May 2016. The plaintiff recently filed a Motion for Conditional Class Certification, which the Company intends to oppose. The Company retains all of its defenses against liability and damages for the remaining claims. Additionally, the Company intends to vigorously defend against the merits of the claims and to challenge certification. The final disposition of the matter and the impact on the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

Washington Overtime Class Actions
The plaintiffs allege one or more of the following, pertaining to Washington state-based drivers: that the Company 1) failed to pay minimum wage; 2) failed to pay overtime; 3) failed to pay all wages due at established pay periods; 4) failed to provide proper meal and rest periods; 5) failed to provide accurate wage statements; and 6) unlawfully deducted from employee wages.

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Troy Slack (1)	Swift Transportation Company of Arizona, LLC and Swift Transportation Corporation	September 9, 2011	United States District Court for the Western District of Washington

Julie Hedglin (1)	Swift Transportation Company of Arizona, LLC and Swift Transportation Corporation	January 14, 2016	United States District Court for the Western District of Washington
Recent Developments and Current Status
The parties in the Slack matter are finishing discovery and the next step will be for the parties to file dispositive motions. The case is scheduled for trial in September 2017. The Hedglin matter is currently in discovery. The Company retains all of its defenses against liability and damages for both matters. Additionally, the Company intends to vigorously defend against the merits of the claims and to challenge certification. The final disposition of the matter and the impact on the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

___________

(1)	Individually and on behalf of all others similarly situated.

(2)	Peck PAGA complaint.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

OWNER-OPERATOR MATTERS
Aggregate information regarding accruals for the below owner-operator matters:
Aggregate accrual	Aggregate range of loss in excess of accrual			Explanation if no accrual has been made
$25.0 million	$—	-	$44.0 million	For certain matters, it is not probable that a loss was incurred and/or the amount of loss cannot be reasonably estimated. For those matters, no accrual has been made.

Arizona Owner-operator Class Action
The putative class alleges that the Company improperly compensated owner-operators (later expanding the class to include employee drivers) using the contracted and industry standard remuneration based upon dispatched miles, instead of using a method of calculating mileage that the plaintiffs allege would be more accurate.

Plaintiff(s)	Defendant(s)		Date instituted	Court or agency currently pending in
Leonel Garza (1)	Swift Transportation Co., Inc.		January 30, 2004	Arizona Supreme Court
Recent Developments and Current Status
The original trial court's decision was to deny class certification of the owner-operators, which was reversed and reinstated several times by various courts prior to 2016. The class is currently certified, based on an appellate court's decision from July 2016. The Company filed a petition for review with the Arizona Supreme Court in August 2016, which was denied in January 2017. The matter will now proceed in the Maricopa County Superior Court. The final disposition of the matter and impact to the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

Ninth Circuit Owner-operator Misclassification Class Action
The putative class alleges that the Company misclassified owner-operators as independent contractors in violation of the FLSA and various state laws, and that such owner-operators should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain owner-operators have entered into with IEL.

Plaintiff(s)	Defendant(s)		Date instituted	Court or agency currently pending in
Joseph Sheer, Virginia Van Dusen, Jose Motolinia, Vickii Schwalm, Peter Wood (1)	Swift Transportation Co., Inc., Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew		December 22, 2009	Unites States District Court of Arizona and Ninth Circuit Court of Appeals
Recent Developments and Current Status
For several years, the parties have been arguing over the proper venue in which to proceed. The plaintiffs argue that they signed contracts of employment, thus exempting them from arbitration under the Federal Arbitration Act, and claim that their case should be heard in court by a judge. The Company takes the position that these individuals signed independent contractor agreements and therefore can properly be required to submit their claims to arbitration. In January 2017, the district court issued an order finding that the plaintiffs had signed contracts of employment and thus the case could properly proceed in court. The Company has appealed this decision to the Ninth Circuit and will seek to stay the district court case, pending resolution of the appeal. The Company intends to vigorously defend against any proceedings. The final disposition of the matter and impact to the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Utah Collective and Individual Arbitration
The plaintiffs allege that the Central Parties (defined below) misclassified owner-operator drivers as independent contractors and were therefore liable to these drivers for minimum wages and other employee benefits under the FLSA. The complaint also alleges a federal forced labor claim under U.S.C. §1589 and §1595, as well as fraud and other state-law claims.

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Gabriel Ciluffo, Kevin Shire, and Bryan Ratterree (1)(2)	Central Refrigerated Service, Inc., Central Leasing, Inc., Jon Isaacson, and Jerry Moyes (the "Central Parties"), as well as Swift Transportation Company	June 1, 2012	American Arbitration Association
Recent Developments and Current Status
In June 2016, mediation commenced, but there was ultimately no settlement of the matter. In October 2016, the arbitrator ruled that approximately 1,300 Central Refrigerated Service, Inc. drivers were misclassified as independent contractors, and should have been compensated as employees. The arbitrator ruled that damages could be assessed in a collective proceeding and declined to decertify the collective proceeding. Based on the October 2016 arbitration ruling, the Company increased its accrual related to this matter. A damages trial is scheduled for April 2017. No trial date on the claimants' damages has been set by the arbitrator. The Company and the Central Parties dispute the arbitrator's rulings to date and intend to continue to vigorously defend against the plaintiffs' claims in both the collective action and individual proceedings. The likelihood that a loss has been incurred is probable.

___________

(1)	Individually and on behalf of all others similarly situated.

(2)
In addition to the collective arbitration that is pending before the American Arbitration Association ("AAA"), the named plaintiffs, along with approximately 325 other owner-operators, have initiated a series of individual, bilateral proceedings against the Central Parties with the AAA. Discovery is commencing in these individual cases, which are pending before various separate arbitrators. A sample of these cases will be litigated and proceed to hearing, while the remaining cases will be stayed. Trials for the sample cases are expected to occur in the second quarter of 2017.

EMPLOYEE HIRING PRACTICES MATTERS
Aggregate information regarding accruals for the below employee hiring practices matters:
Aggregate accrual	Aggregate range of loss in excess of accrual			Explanation if no accrual has been made
$—	$—	-	$—	It is not probable that a loss was incurred and/or the amount of loss cannot be reasonably estimated for these matters.

Indiana Fair Credit Reporting Act Class Action
The plaintiff alleges that Central Refrigerated Service, Inc. violated the Fair Credit Reporting Act by failing to provide job applicants with adverse action notices and copies of their consumer reports and statements of rights.

Plaintiff(s)	Defendant(s)		Date instituted	Court or agency currently pending in
Melvin Banks (1)	Central Refrigerated Service, Inc.		March 18, 2015	United States District Court for the District of Arizona
Recent Developments and Current Status
The first phase of discovery, regarding potential for identifying and certifying a class of affected job applicants, has been completed. The parties are currently completing a class certification briefing and the Company filed a Motion for Summary Judgment. The Company retains all of its defenses against liability and damages. Additionally, the Company intends to vigorously defend against the merits of the claims and to challenge certification. The final disposition of the matter and the impact on the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

California Class and Collective Action for Pre-employment Physical Testing
The plaintiff alleges that pre-employment tests of physical strength administered by a third party on behalf of Central Refrigerated Service, Inc. had an unlawfully discriminatory impact on female applicants and applicants over the age of 40. The suit seeks damages under Title VII of the Civil Rights Act of 1964, the age Discrimination Act, and parallel California state law provisions, including the California Fair Employment and Housing Act.

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Robin Anderson (1)	Central Refrigerated Service, Inc., Workwell Systems, Inc., and Swift Transportation Company	October 6, 2014	United States District Court for the Central District of California
Recent Developments and Current Status
Litigation is at a very preliminary stage and no trial date has been set. There is no information available regarding the number of potential members of the putative class or collective actions. The Company intends to vigorously defend against the merits of the plaintiff's claims and to oppose certification of any class of plaintiffs. The final disposition of this case and the financial impact cannot be determined at this time. The likelihood that a loss has been incurred is remote.

___________

(1)	Individually and on behalf of all others similarly situated.
Other Contingencies
Demand for Inspection of Books and Records and Stockholder Derivative Lawsuit — During 2016, the Company received several shareholder demands requesting to inspect the Company's books and records, pursuant to Section 220 of the Delaware General Corporation Law.  The demands relate to the shareholders' alleged investigation pertaining to whether the Board and Jerry Moyes have breached their fiduciary duties with respect to matters that have been publicly disclosed concerning the Company's securities trading policy, limitations on the pledging of Company stock on margin, share repurchases, the status of Board members as independent directors and other related matters. The Company has responded to the shareholders' requests received thus far. On February 9, 2016, a civil lawsuit was filed in the Court of Chancery of the State of Delaware (captioned as: Shiva Stein derivatively on behalf of Swift Transportation Company v. Jerry Moyes et al. and Swift Transportation Company as nominal defendant (the "Complaint")). The Complaint, initially filed as a confidential filing, is a purported derivative action alleging that the individual members of the Company's Board breached their fiduciary duties related to the Company's administration of its Securities Trading Policy and certain compensation actions related to Mr. Moyes. Any future disposition or resolution of these matters cannot be determined at this time.
Environmental — The Company's tractors and trailers are involved in motor vehicle accidents, and experience damage, mechanical failures, and cargo issues as an incidental part of its normal course of operations.  From time to time, these matters result in the discharge of diesel fuel, motor oil, or other hazardous materials into the environment.  Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges.  As of December 31, 2016, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $0.6 million in the aggregate for all current and prior year claims.

Note 18 — Common Stock
Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to two votes per share on any matter to be voted on by our stockholders. Holders of Class A and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, unless otherwise required by law, except that a separate vote of each class would be required for:

•	any merger or consolidation in which holders of shares of Class A common stock receive consideration that is not identical to holders of shares of Class B common stock;

•	any amendment of Swift Transportation Company's amended and restated certificate of incorporation or amended and restated bylaws that alters the relative rights of its common stockholders; and

•
any increase in the authorized number of shares of Class B common stock or the issuance of shares of Class B common stock, other than such increase or issuance required to effect a stock split, stock dividend, or recapitalization pro rata with any increase or issuance of Class A common stock.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Share Repurchase Programs
The following table presents our repurchases of our Class A common stock under the respective share repurchase programs, net of advisory fees:

		Year Ended December 31,				As of December 31,
Share Repurchase Program		2016		2015		2016
Authorized Amount	Board Approval Date	Shares	Amount	Shares	Amount	Amount Remaining
(In thousands)
$100,000	September 24, 2015	2,221	$30,000	4,176	$70,000	$—
$150,000	February 22, 2016	5,162	$87,119	—	$—	$62,881
		7,383	$117,119	4,176	$70,000	$62,881
No share repurchases were made during the year ended December 31, 2014.
Common Stock Transactions — Jerry Moyes and the Moyes Affiliates
Amended M Capital II VPF and Cactus VPF — On October 30, 2015, M Capital II and another Moyes Affiliate, Cactus Holding I, entered into the Amended M Capital II VPF and the Cactus VPF, respectively. The purposes of these two VPF contracts were to (i) extend the maturity date of M Capital II's then-existing VPF with Citibank N.A. entered into on October 29, 2013 and maturing on November 4, 2015 through November 6, 2015 and (ii) generate cash proceeds for the repayment of certain stock-secured obligations of Cactus Holding II, a Moyes Affiliate, and thereby effect the release of certain shares of Class B common stock pledged in connection with the same.
Cactus Holding I entered into the Cactus VPF contract in respect of 3.3 million shares of the Company's Class B common stock, which were pledged by Cactus Holding I as security for its obligations under the Cactus VPF contract. Under the Cactus VPF contract, Cactus Holding I was required to deliver to Citigroup Global Markets Inc. ("CGMI") a variable amount of stock or cash during a three trading day period at the maturity of the contract on November 21, 2016 through November 24, 2016 (later extended to November 25, 2016, then extended to 2017 as described below). In connection with the Cactus VPF contract, Cactus Holding I received $48.3 million from CGMI (including the $18.5 million noted in the paragraph below).
In connection with the Amended M Capital II VPF, M Capital II paid Citibank N.A. $18.5 million. The source of these funds was a cash payment from CGMI in connection with the Cactus VPF Contract. Under the Amended M Capital II VPF contract, M Capital II was required to deliver to Citibank N.A. a variable amount of stock or cash during a three trading day period at the maturity of the contract on November 21, 2016 through November 24, 2016 (later extended to November 25, 2016, then extended to 2017 as described below). The number of shares of the Company's Class B common stock subject to the Amended M Capital II VPF remained unchanged at 13.7 million.
On May 18, 2016, M Capital II terminated its VPF covering approximately 12.3 million shares of Class A common stock, and entered into a new VPF covering approximately 12.3 million shares of Class A common stock. The new VPF required M Capital II to deliver a variable amount of Class A common stock, up to a maximum of approximately 12.3 million shares, or an equivalent amount of cash, upon maturity dates occurring on May 26, 2017 through May 31, 2017. The new VPF is collateralized by approximately 12.3 million shares of Class B common stock.
Also on May 18, 2016, Cactus Holding I entered into a new VPF covering approximately 7.0 million shares of Class A common stock. The new VPF required Cactus Holding I to deliver a variable amount of Class A common stock, up to a maximum of approximately 7.0 million shares, or an equivalent amount of cash, upon maturity dates occurring on May 26, 2017 through May 31, 2017. The new VPF is collateralized by an aggregate of approximately 7.0 million shares of Class A common stock and Class B common stock which were previously pledged on margin.
On November 18, 2016, the maturity dates of the M Capital II VPFs were extended to December 5, 2017 through January 3, 2018, and the maturity dates of the Cactus Holding I VPFs were extended to December 5, 2017 through December 7, 2017. No additional shares were pledged in connection with these extensions.
The VPF contracts allow Mr. Moyes and the Moyes Affiliates to retain the same number of shares and voting percentage as they had prior to these VPF contracts. In addition, Mr. Moyes and the Moyes Affiliates are able to participate in price appreciation of the Company's common stock within certain levels.
In connection with the VPF transactions described above, an aggregate of approximately 34.3 million shares of Class B common stock and approximately 2.0 million shares of Class A common stock are collateralized to secure M Capital II's and Cactus Holding I's respective obligations under the VPF transactions.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Mr. Moyes’ counter party to the VPFs hedges their position by borrowing shares of Class A common stock and subsequently selling such shares, creating a short position. This hedging activity will fluctuate from time to time, based on the current market price of the Class A common stock and the counter party's strategy for reducing risk in their position. This hedging activity may place additional pressure on the price of the Class A common stock as such short positions are being put in place and/or may create a perception that the market is questioning Swift’s performance given the large short position that can occur and be reported. Maintaining this short position may offset some of the risk associated with a full share settlement of the VPF transactions as any shares received by the counter party might be used to settle these short positions thus reducing the amount that would otherwise be introduced to the market.
Cactus II Pledging — In July 2011 and December 2011, Cactus Holding Company II, LLC ("Cactus II"), an entity controlled by Mr. Moyes, pledged approximately 12.0 million shares of Class B common stock on margin as collateral for loan arrangements entered into by Cactus II and relating to Mr. Moyes. In connection with these December 2011 transactions, Cactus II converted approximately 6.6 million of the approximately 12.0 million pledged shares of Class B common stock into shares of Class A common stock on a one-for-one basis. During 2012, the Moyes Affiliates converted an additional approximately 1.1 million shares of Class B common stock to Class A common stock and sold approximately 4.8 million of these pledged Class A shares to a counter-party pursuant to a sale and repurchase agreement with a full recourse obligation to repurchase the securities at the same price on the fourth anniversary of sale.
This sale and repurchase agreement was replaced in May 2014 with a similar sale and repurchase agreement covering approximately 6.8 million shares. On May 18, 2016 the maturity of this agreement was extended to May 30, 2017, and was extended again on November 18, 2016 to November 30, 2017. On May 18, 2016, 2.0 million shares of Class A common stock and 5.1 million shares of Class B common stock previously pledged on margin for collateral for loan arrangements were transferred to a new VPF agreement as described above. On July 20, 2016, Cactus Holding II pledged an incremental approximately 1.9 million shares as collateral for a new loan arrangement. As of August 2, 2016, the Moyes Affiliates had pledged on margin a total of approximately 4.1 million shares, of which approximately 2.2 million were Class B and approximately 1.9 million were Class A common stock.
Other Obligations — On April 20, 2016, Mr. Moyes entered into a settlement agreement with the National Hockey League ("NHL") relating to a previously disclosed lawsuit between the NHL and Mr. Moyes. As part of the settlement agreement, certain of Mr. Moyes’ adult children entered into a Non-Recourse Guaranty and Pledge Agreement with the NHL pursuant to which they guaranteed certain obligations of Mr. Moyes and certain Moyes Affiliates to the NHL. The guarantor’s obligations are collateralized by 2.0 million shares of Class B common stock owned by the guarantors.
During 2016 and 2014, the Moyes Affiliates converted shares of common stock on a one-for-one basis as follows:

Transaction Date	Converted from Class B	Converted to Class A
	(In thousands)
May 4, 2016	(1,250)	1,250
May 30, 2014	(1,450)	1,450
There were no shares converted in 2015.

Note 19 — Stock Plans
Compensatory Stock Plans
On March 28, 2014, the Board adopted the 2014 Stock Plan, which replaced the 2007 Stock Plan. The 2014 Stock Plan became effective upon stockholder approval on May 8, 2014, after which date no new awards would be granted under the 2007 Stock Plan. The 2007 Stock Plan continues to govern all awards granted under the 2007 Stock Plan until such awards have been exercised, forfeited, canceled, or have otherwise expired or terminated.
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
The 2014 Stock Plan permits the payment of cash incentive compensation and authorizes the granting of stock options, stock appreciation rights, restricted stock and RSUs, performance shares and performance units, cash-based awards, and stock-based awards to the Company's employees and non-employee directors for up to 12.0 million shares of Class A common stock. As of December 31, 2016, the aggregate number of shares remaining available under the 2014 Stock Plan was 4.3 million.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Stock-based Compensation Expense
Stock-based compensation expense, which is included in "Salaries, wages, and employee benefits" in the consolidated income statements is comprised of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Stock options	$1,550	$1,333	$3,007
RSUs and restricted stock	4,467	3,939	1,600
Performance units (1)	—	1,253	789
Total stock-based compensation expense	$6,017	$6,525	$5,396
Income tax benefit	$1,841	$2,453	$1,926
____________

(1)	Targets for the performance units granted in 2014 and 2015 are not expected to be achieved.
The following table presents the total unrecognized stock-based compensation expense and the expected weighted average period over which these expenses will be recognized:

	December 31, 2016
	Expense	Weighted Average Period
	(In thousands)	(In years)
Stock options	$682	1.35
RSUs and restricted stock	$7,979	1.31
Performance units	$478	2.00
Stock Options
Stock options are the contingent right of award holders to purchase shares of Swift Transportation Company Class A common stock at a stated price for a limited time. The exercise price of options granted equals the fair value of the Company's common stock determined by the closing price of the Company's Class A common stock quoted on the NYSE on the grant date. All options have a ten-year contractual term. Options granted in 2013 and later have a vesting period of three years at a rate of 33 1/3% per year. Options granted prior to 2013 are fully vested.
A summary of the activity related to stock options for the year ended December 31, 2016 follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(In years)	(In thousands)
Stock options outstanding at December 31, 2015	3,224,253	$11.01	4.04	$9,051
Granted	195,999	$15.51
Exercised	(1,253,152)	$10.56
Expired	(11,119)	$13.46
Forfeited	(37,818)	$18.87
Stock options outstanding at December 31, 2016	2,118,163	$13.42	4.19	$23,175
Aggregate number of stock options expected to vest at a future date as of December 31, 2016	234,300	$20.93	8.53	$803
Exercisable at December 31, 2016	1,849,432	$12.32	3.56	$22,269
____________

(1)	The aggregate intrinsic value was computed using the closing share price on December 31, 2016 of $24.36 and on December 31, 2015 of $13.82, as applicable.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes-Merton option-pricing model, which uses a number of assumptions to determine the fair value of the options on the grant date. The following table presents the weighted average assumptions used to determine the fair value of stock options issued:

	Year Ended December 31,
	2016	2015	2014
Dividend yield (1)	—%	—%	—%
Risk-free rate of return (2)	1.23%	1.41%	1.28%
Expected volatility (3)	40.33%	37.22%	40.00%
Expected term (in years) (4)	4.9	5.8	5.8
Weighted average fair value of stock options granted	$6.39	$6.96	$6.79
____________

(1)	The dividend yield assumption is based on anticipated dividend payouts.

(2)	The risk-free interest rate assumption is based on the United States Treasury yield curve at the grant date with maturity dates approximately equal to the expected life at the grant date.

(3)
The Company estimates the expected volatility and expected option life assumption consistent with ASC Topic 718, Compensation – Stock Compensation. Beginning in 2016, we used our internal historical prices over the expected term of the options to determine our expected volatility. Prior to that, expected volatility was based upon an analysis of historical prices of similar market capitalized trucking group participants within the Dow Jones Total United States Market Index over the expected term of the options. The Company chose a daily measurement interval for historical volatility as it believes this better depicts the nature of employee option exercise decisions being based on shorter-term trends in the price of the underlying shares, rather than on monthly price movements.

(4)
As a result of the inability to predict the expected future employee exercise behavior, the Company estimated the expected term of the options using a simplified method based on contractual and vesting terms of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

The following table summarizes stock option exercise information for the years presented:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except share data)
Number of stock options exercised	1,253,152	665,531	1,100,998
Intrinsic value of stock options exercised	$14,266	$9,695	$15,830
Cash received upon exercise of stock options	$13,237	$6,953	$11,488
Income tax benefit	$2,575	$2,147	$3,730
The following table is a rollforward of the Company's nonvested stock options:

	Stock Options
	Shares	Weighted Average Fair Value
Nonvested stock options at December 31, 2015	503,740	$6.92
Granted	195,999	$6.39
Vested	(393,190)	$6.09
Forfeited	(37,818)	$6.82
Nonvested stock options at December 31, 2016	268,731	$6.22
The total fair value of the shares vested during the years ended December 31, 2016, 2015, and 2014 was $2.4 million, $3.2 million, and $3.2 million, respectively.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Restricted Stock Awards
Restricted stock awards are shares of Swift's Class A common stock that are subject to forfeiture until the lapse of defined restrictions, including time-based restrictions. Restricted stock awards, which are granted in the form of restricted stock RSUs and shares, are accounted for as equity awards. Accordingly, the estimated fair value of restricted stock awards is based upon the closing price of the Company's Class A common stock on the grant date.
RSU — This is typically the form of restricted stock award granted to Company employees. An RSU represents a right to receive a common share of stock when the unit vests. RSU recipients cannot vote during the vesting period. Employees forfeit their units if their employment terminates before the vesting date.
Restricted Stock Share — This is typically the form of restricted stock award granted to the Board. Directors on the Board are entitled to vote during the vesting period. For awards granted in 2014 and thereafter, the forfeiture restrictions associated with restricted stock shares lapse on the first anniversary of the grant date with respect to an equal installment of shares. For awards granted prior to 2014, the forfeiture restrictions associated with restricted stock shares lapsed on each of the first three anniversaries of the grant date with respect to an equal installment of shares. Additionally, restricted stock shares are not transferable for a period of four years from the grant date, other than for applicable tax withholdings.
The following table presents restricted stock awards granted under the 2014 Stock Plan:

	Year Ended December 31,
	2016	2015	2014
RSUs granted to company employees	300,150	212,272	203,968
Restricted stock shares granted to the Board	32,235	16,601	17,102
Total restricted stock awards granted	332,385	228,873	221,070
The following table is a rollforward of nonvested restricted stock awards:

	Restricted Stock Awards
	Number of Awards	Weighted Average Fair Value
Nonvested restricted stock awards at December 31, 2015	418,281	$22.54
Granted	332,385	$15.54
Vested (1)	(210,102)	$21.36
Forfeited	(27,242)	$21.14
Nonvested restricted stock awards at December 31, 2016 (2)	513,322	$18.55
____________

(1)	Includes 19,221 shares of restricted stock previously issued to Board members, and vested during 2016.

(2)	Includes 32,235 shares of restricted stock previously issued to Board members, but not yet vested as of December 31, 2016.
Performance Units
Beginning in 2013, the Company granted certain members of executive management performance units. These awards provide each grantee a number of shares of Swift's Class A common stock at the end of a three-year period, based on certain performance criteria established by the compensation committee of the Board. The performance criteria are designed to focus management's attention on the Company's key long-term financial goals, and are measured over the three-year period.
The following table is a rollforward of nonvested performance units:

	Performance Units
	Shares	Weighted Average Fair Value
Nonvested performance units at December 31, 2015	215,333	$18.99
Granted	91,492	$15.51
Vested (1)	(96,650)	$13.36
Forfeited	(5,005)	$24.00
Nonvested performance units at December 31, 2016	205,170	$19.97
____________

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(1)
The performance period for the performance units granted in May 2014 ended on December 31, 2016. The Board is not expected to approve the final vesting of these awards subsequent to December 31, 2016, based on the results of the three-year performance period, but final decision is still pending as of the filing date of this Annual Report on Form 10-K.

Non-compensatory Stock Plan: ESPP
In 2012, the Company's Board adopted and its stockholders approved the Swift Transportation Company 2012 ESPP. The 2012 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is considered noncompensatory. Pursuant to the 2012 ESPP, the Company is authorized to issue up to 2.0 million shares of its Class A common stock to eligible employees who participate in the plan. Employees are eligible to participate in the 2012 ESPP following at least 90 days of employment with the Company or any of its participating subsidiaries. Under the terms of the 2012 ESPP, eligible employees may elect to purchase common stock through payroll deductions, not to exceed 15% of their gross cash compensation. The purchase price of the common stock is 95% of the common stock's fair market value quoted on the NYSE on the last trading day of each offering period. There are four three-month offering periods corresponding to the calendar quarters. Each eligible employee is restricted to purchasing a maximum of $6,250 of common stock during an offering period, determined by the fair market value of the common stock as of the first day of the offering period, and $25,000 of common stock during a calendar year. Employees who own 5% or more of the total voting power or value of all classes of common stock are restricted from participating in the 2012 ESPP.
During the year ended December 31, 2016, the Company issued 77,462 shares, under the 2012 ESPP at an average price per share of $17.29. As of December 31, 2016, the Company is authorized to issue an additional 1.7 million shares under the 2012 ESPP.

Note 20 — Weighted Average Shares Outstanding
Basic and diluted earnings per share, as presented in the consolidated income statements, are calculated by dividing net income by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	December 31,
	2016	2015	2014
	(In thousands)
Basic weighted average common shares outstanding	134,139	142,018	141,431
Dilutive effect of stock options	1,355	1,650	2,044
Diluted weighted average common shares outstanding	135,494	143,668	143,475
Anti-dilutive shares excluded from diluted earnings per share (1)	156	354	162
____________

(1)	Shares were excluded from the dilutive-effect calculation because the outstanding options' exercise prices were greater than the average market price of the Company's common shares during the period.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 21 — Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of December 31, 2016 and 2015, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
The tables below exclude certain financial instruments. The excluded financial instruments are as follows: cash and cash equivalents, restricted cash, net accounts receivable, income tax refund receivable, and accounts payable. The estimated fair value of these financial instruments approximate carrying value as they are short-term in nature. Additionally, for notes payable under revolving lines of credit, fair value approximates the carrying value due to the variable interest rate. For capital leases, the carrying value approximates the fair value. The table below also excludes financial instruments reported at estimated fair value on a recurring basis. See "Recurring Fair Value Measurements." All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments:

	As of December 31,
	2016		2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Restricted investments (1)	$22,717	$22,688	$23,215	$23,190
Financial Liabilities:
2015 Agreement: New Term Loan A, due July 2020 (2)	492,912	494,250	668,055	669,750
Accounts receivable securitization, due January 2019 (3)	279,285	280,000	223,927	225,000
Revolving line of credit, due July 2020	130,000	130,000	200,000	200,000
____________
The carrying amounts of the final instruments shown in the table are included in the consolidated balance sheets, as follows:

(1)	Restricted investments are included in "Restricted investments, held to maturity, amortized cost."

(2)
The New Term Loan A is included in "Current portion of long-term debt" and "Long-term debt, less current portion." Carrying value is net of $1.3 million and $1.7 million DLCs as of December 31, 2016 and 2015, respectively.

(3)	Carrying value is net of $0.7 million and $1.1 million DLCs as of December 31, 2016 and 2015, respectively.
The estimated fair values of the financial instruments shown in the above table as of December 31, 2016 and 2015, represent management's best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.
The following summary presents a description of the methods and assumptions used to estimate the fair value of each class of financial instrument.
Restricted Investments — The estimated fair value of the Company's restricted investments is based on quoted prices in active markets that are readily and regularly obtainable.
Term Loans — The estimated fair value of the Term Loan A approximates the face value.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Securitization of Accounts Receivable — The Company's securitization of accounts receivable consists of borrowings outstanding pursuant to the Company's 2015 RSA as of December 31, 2016 and 2015, as discussed in Note 12. Its fair value is estimated by discounting future cash flows using a discount rate commensurate with the uncertainty involved.
Fair Value Hierarchy — ASC Topic 820 establishes a framework for measuring fair value in accordance with US-GAAP and expands financial statement disclosure requirements for fair value measurements. ASC Topic 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy follows:

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

•
Level 3 — Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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
Recurring Fair Value Measurements — As of December 31, 2016 and 2015, no major categories of assets or liabilities included in the Company's consolidated balance sheets at estimated fair value were measured on a recurring basis.
Nonrecurring Fair Value Measurements — As of December 31, 2016 and 2015 there were no liabilities included in the Company's consolidated balance sheets at estimated fair value that were measured on a nonrecurring basis.
The following table presents assets measured at estimated fair value on a nonrecurring basis as of December 31, 2016 and 2015:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses
	(In thousands)
As of December 31, 2016
Software (1)	$—	$—	$—	$—	$(520)
Equipment (2)	1,963	—	—	1,963	(250)
As of December 31, 2015
Note receivable (3)	—	—	—	—	(1,480)
_____________

(1)
During the three months ended December 31, 2016, certain operations software related to the Company's logistics business was determined to be fully impaired based on a significant decrease in the expected useful life of the software. This resulted in a pre-tax impairment loss of $0.5 million, which was recorded in "Impairments" within operating income in the consolidated income statement.

(2)
During the three months ended December 31, 2016, management reassessed the fair value of certain IEL tractors, which had a total book value of $2.2 million, determining that there was a pre-tax impairment loss of $0.3 million. The impairment loss was recorded in "Impairments" within operating income in the consolidated income statement.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(3)
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 22 — Related Party Transactions
The following table presents Swift's transactions with companies controlled by and/or affiliated with its related parties:

	Year Ended December 31,
	2016		2015		2014
	Provided by Swift	Received by Swift	Provided by Swift	Received by Swift	Provided by Swift	Received by Swift
	(In thousands)
Freight Services:
Thermo King (1)	$1	$—	$4	$—	$—	$—
Central Freight Lines (2)	83	26	237	25	25	24
SME Industries (2)	830	—	978	—	185	—
Other Affiliates (2)	—	—	—	—	14	—
Total	$914	$26	$1,219	$25	$224	$24

Facility and Equipment Leases:
Thermo King (1)	$—	$—	$12	$—	$—	$—
Central Freight Lines (2)	1,154	372	1,090	435	843	400
Other Affiliates (2)	19	—	20	1	20	228
Total	$1,173	$372	$1,122	$436	$863	$628

Other Services:
Thermo King (1)	$—	$633	$1	$518	$—	$184
Central Freight Lines (2)	24	—	142	—	388	—
Swift Aircraft Management (2)	—	501	—	636	—	699
SME Industries (2)	69	—	—	—	—	—
Other Affiliates (2)	11	17	1	139	4	73
Total	$104	$1,151	$144	$1,293	$392	$956
____________

(1)
Thermo King West, Inc. and Thermo King Chesapeake, Inc. are owned by William Riley III, a member of Swift's Board. Transactions associated with the Thermo King affiliated entities primarily consist of parts and equipment purchases by Swift. Swift also provided freight services, equipment leasing, and other services to the Thermo King affiliated entities.

(2)
Entities affiliated with majority shareholder, Board member, and (prior to December 31, 2016) Chief Executive Officer, Jerry Moyes include Central Freight Lines, SME Industries, Swift Aircraft Management, Compensi Services, Common Market Trading, LLC, and Southwest Premier Properties. Transactions with these entities that are controlled by and/or are otherwise affiliated with Jerry Moyes, include freight services, facility leases, equipment leases, and other services.

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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

In 2015, the Company purchased bulk diesel fuel totaling $63 thousand, from Common Market Trading LLC, which is also included in other services received by Swift from other affiliates. Common Market Trading LLC was initially owned by both Jerry Moyes and his brother, Ronald Moyes, but wholly owned by Ronald Moyes as of October 20, 2015. The Company purchased no bulk diesel fuel from Common Market Trading LLC in 2016.
Receivables and payables pertaining to these related party transactions were:

	As of December 31,
	2016		2015
	Receivable	Payable	Receivable	Payable
	(In thousands)
Thermo King	$—	$22	$4	$46
Central Freight Lines	118	1	3	3
SME Industries	72	—	79	—
Other Affiliates	3	—	5	29
Total	$193	$23	$91	$78
See Note 18 for related party transactions pertaining to equity.

Note 23 — Jerry Moyes' Retirement
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
The following is a rollforward of the accrued liability for the consulting fees:

(In thousands)
Accrued consulting fees – Jerry Moyes, balance at December 31, 2015	$—
Additions to accrual	6,837
Less: payments	(162)
Accrued consulting fees – Jerry Moyes, balance at December 31, 2016 (1)	$6,675
____________

(1)
The balance is included in "Other liabilities" (noncurrent) and "Accrued liabilities" (current) in the consolidated balance sheet, based on the timing of the expected payment. The $0.3 million impact of the equity award modification is excluded from the accrual balance because it is classified as "Additional paid-in capital" in the consolidated balance sheet.

Note 24 — Information by Segment, Geography, and Customer Concentration
Segment Information
During 2016, we operated four reportable segments: Truckload, Dedicated, Swift Refrigerated, and Intermodal.
Truckload — The truckload segment consists of one-way movements over irregular routes throughout the United States, Mexico, and Canada. This service utilizes both company and owner-operator tractors with dry van, flatbed, and other specialized trailing equipment.
Dedicated — Through the dedicated segment, the Company devotes use of equipment to specific customers and offers tailored solutions under long-term contracts. This dedicated segment utilizes refrigerated, dry van, flatbed, and other specialized trailing equipment.
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
Non-reportable Segments — The other non-reportable segments include the Company's logistics and freight brokerage services, as well as support services that its subsidiaries provide to customers and owner-operators, including repair and maintenance shop services, equipment leasing, and insurance. Intangible asset amortization related to the 2007 Transactions, certain legal settlements and reserves, and certain other corporate expenses are also included in the other non-reportable segments.
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
The following tables present the Company's financial information by segment:

	Year Ended December 31,
	2016	2015	2014
Operating revenue:	(In thousands)
Truckload	$2,048,049	$2,204,114	$2,301,010
Dedicated	971,246	927,657	892,078
Swift Refrigerated	341,280	380,251	417,980
Intermodal	360,157	390,572	401,577
Subtotal	3,720,732	3,902,594	4,012,645
Non-reportable segments	386,349	407,781	342,969
Intersegment eliminations	(75,564)	(81,053)	(56,890)
Consolidated operating revenue	$4,031,517	$4,229,322	$4,298,724

	Year Ended December 31,
	2016	2015	2014
Operating income (loss):	(In thousands)
Truckload	$181,781	$257,007	$258,072
Dedicated	108,481	82,735	75,794
Swift Refrigerated	(12,844)	17,080	14,035
Intermodal	(547)	4,128	8,298
Subtotal	276,871	360,950	356,199
Non-reportable segments	(34,859)	9,154	13,871
Consolidated operating income	$242,012	$370,104	$370,070

	Year Ended December 31,
	2016	2015	2014
Depreciation and amortization of property and equipment:	(In thousands)
Truckload	$125,611	$121,144	$113,875
Dedicated	68,090	62,221	53,682
Swift Refrigerated	16,737	16,160	12,510
Intermodal	11,839	13,723	10,875
Subtotal	222,277	213,248	190,942
Non-reportable segments	44,857	38,487	30,180
Consolidated depreciation and amortization of property and equipment	$267,134	$251,735	$221,122

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated operating revenue for each of the years ended December 31, 2016, 2015, and 2014. Additionally, long-lived assets on the balance sheets of the Company's foreign subsidiaries were less than 5.0% of consolidated "Total assets" as of December 31, 2016 and 2015.
Customer Concentration
Services provided to the Company's largest customer, Wal-Mart, generated 14%, 12%, and 11% of operating revenue in 2016, 2015, and 2014, respectively. Operating revenue generated by Wal-Mart is reported in the Truckload, Dedicated, Swift Refrigerated, and Intermodal operating segments. No other customer accounted for 10% or more of operating revenue in the reporting period.

Note 25 — Quarterly Results of Operations (Unaudited)
In management's opinion, the following summarized financial information fairly presents the Company's results of operations for the quarters noted. These results are not necessarily indicative of future quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2016
Operating revenue	$967,823	$1,011,854	$1,013,226	$1,038,614
Operating income	52,483	74,205	39,853	75,471
Net income	31,905	42,896	24,024	50,442
Basic earnings per share	0.23	0.32	0.18	0.38
Diluted earnings per share	0.23	0.32	0.18	0.38
2015
Operating revenue	$1,015,144	$1,059,404	$1,064,973	$1,089,801
Operating income	75,000	98,476	74,921	121,707
Net income	37,840	50,954	36,281	72,502
Basic earnings per share	0.27	0.36	0.25	0.52
Diluted earnings per share	0.26	0.35	0.25	0.51

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
There has been no significant change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our CEO and CFO, management conducted an evaluation of the Company's internal control over financial reporting as of December 31, 2016.  In making this evaluation, management used the criteria in Internal Control – Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of internal control over financial reporting as of December 31, 2016 was audited by KPMG LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K.  KPMG LLP's report on the Company's internal control over financial reporting is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Swift Transportation Company:
We have audited Swift Transportation Company (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Swift Transportation Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Swift Transportation Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
February 17, 2017

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 9B.	OTHER INFORMATION
None.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item 10 is hereby incorporated by reference to the information responsive to this Item contained in the Company's definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this Item 11 is hereby incorporated by reference to the information responsive to this Item contained in the Company's definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
On March 28, 2014, the Board adopted the 2014 Stock Plan, which replaced the 2007 Stock Plan. The 2014 Stock Plan became effective on May 8, 2014, upon approval by the Company's stockholders. After May 8, 2014, no new awards were granted under the 2007 Stock Plan. The 2007 Stock Plan continues to govern all awards granted under the 2007 Stock Plan until such awards have been exercised, forfeited, canceled, or have otherwise expired or terminated.
The 2014 Stock Plan generally contains the same features, terms, and conditions as the 2007 Stock Plan. Additionally, the 2014 Stock Plan did not increase the number of shares of stock available for grant, which means that the number of shares available for grant under the 2014 Stock Plan reflected the number of authorized but unissued (and not subject to outstanding awards) under the 2007 Stock Plan as of the date the 2014 Stock Plan became effective. The material features of the Company's 2014 Stock Plan, as well as the 2012 ESPP, are described in Note 19 to the consolidated financial statements contained in this Form 10-K.
The following table represents securities authorized for issuance under the Company's stock plans at December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,804,420	$13.42	6,035,364
Equity compensation plans not approved by security holders	—	—	—
Total	2,804,420	$13.42	6,035,364
Column (a) includes 686,257 shares of our Class A common stock underlying outstanding restricted stock units and performance units. Because there is no exercise price associated with such awards, such equity awards are not included in the weighted-average exercise price calculation in column (b).
Columns (a) and (b) pertain to the Company's 2014 Stock Plan. No amounts related to the Company's 2012 ESPP are included in columns (a) or (b). Column (c) includes 4,312,756 shares available for issuance under the Company's 2014 Stock Plan and 1,722,608 shares available for issuance under the Company's 2012 ESPP.
Other information required under this Item 12 is hereby incorporated by reference to the information responsive to this Item contained in the Company's definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item 13 is hereby incorporated by reference to the information responsive to this Item contained in the Company's definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item 14 is hereby incorporated by reference to the information responsive to this Item contained in the Company's definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC.

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

(b)	Exhibits

Exhibit Number	Description	Page or Method of Filing

2.1	Agreement or Plan of Merger by and between Swift Corporation and Swift Transportation Company	Incorporated by reference to Exhibit 2.1 of Form 10-K for the year ended December 31, 2010

2.2	Central Refrigerated Stock Purchase Agreement	Incorporated by Reference to Exhibit 2.1 of Form 8-K filed on August 6, 2013

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

3.3	Amendment to Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 7, 2016

4.1	Specimen Class A Common Stock Certificate of Swift Transportation Company	Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Form S-1 Registration Statement No. 333-168257 filed on November 30, 2010

10.1	Swift Holdings Corp. 2007 Omnibus Incentive Plan, effective October 10, 2007, as amended and restated on December 15, 2010 *	Incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2010

10.2	Form of Option Award Notice *	Incorporated by reference to Exhibit 10.6 to Form S-1 Registration Statement No. 333-168257 filed on July 22, 2010

10.3	Swift Corporation Retirement Plan, effective January 1, 1992 *	Incorporated by reference to Exhibit 10.7 to Form S-1 Registration Statement No. 333-168257 filed on July 22, 2010

10.4	Swift Corporation Amended and Restated Deferred Compensation Plan *	Incorporated by reference to Exhibit 10.8 to Form S-1 Registration Statement No. 333-168257 filed on July 22, 2010

10.5	First Amendment to the Swift Corporation Deferred Compensation Plan *	Incorporated by reference to Exhibit 10.11 to Amendment No. 3 to Form S-1 Registration Statement No. 333-168257 filed on November 30, 2010

10.6	Swift Transportation Company 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement No. 333-181201

10.7	Form of Restricted Unit Award Agreement *	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 28, 2013

10.8	Form of Option Award Notice *	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 28, 2013

10.9	Form of Performance Unit Award Agreement *	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 28, 2013

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

Exhibit Number	Description	Page or Method of Filing
10.10	Amended and Restated Receivables Purchase Agreement **	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013

10.11	Swift Transportation Company 2014 Omnibus Incentive Plan *	Incorporated by reference to Appendix A to the Company's 2014 Proxy Statement, filed on April 4, 2014

10.12	Form of Restricted Stock Grant Award Notice - 2014 Omnibus Incentive Plan *	Incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2015

10.13	Form of Restricted Stock Unit Award Notice - 2014 Omnibus Incentive Plan *	Incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2015

10.14	Form of Non-qualified Stock Option Award Notice - 2014 Omnibus Incentive Plan *	Incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended December 31, 2015

10.15	Form of Performance Unit Award Notice - 2014 Omnibus Incentive Plan *	Incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2015

10.16	Second Amendment to Amended and Restated Receivables Purchase Agreement **	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2015

10.17	Third Amendment to Amended and Restated Receivables Purchase Agreement **	Incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2015

10.18	First Amendment to Amended and Restated Receivables Purchase Agreement **	Incorporated by reference to Exhibit 10.19 of Form 10-K for the year ended December 31, 2015

10.19	Fourth Amended and Restated Credit Agreement **	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2015

10.20	Second Amendment to the Swift Corporation Deferred Compensation Plan	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2016

10.21	Third Amendment to the Swift Corporation Deferred Compensation Plan	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2016

10.22	Amended and Restated Swift Corporation Deferred Compensation Plan	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2016

10.23	First Amendment to the Amended and Restated Swift Corporation Deferred Compensation Plan	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2016

10.24	Letter Agreement between Swift Transportation Company and Jerry C. Moyes	Incorporated by reference to Exhibit 10.1 of Form 8-K dated September 7, 2016

10.25	Form of Executive Severance Protection Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated October 25, 2016

21.1	Subsidiaries of Swift Transportation Company	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

24.1	Powers of Attorney	See signature page

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

Exhibit Number	Description	Page or Method of Filing
101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

*	Management contract or compensatory plan, contract or arrangement.

**
Certain confidential information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934.

ITEM 16.	10-K SUMMARY
Not applicable.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWIFT TRANSPORTATION COMPANY
By:	/s/ Mickey R. Dragash
Mickey R. Dragash
Executive Vice President,
General Counsel and Corporate Secretary
February 17, 2017
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Stocking, Mickey R. Dragash, and Virginia Henkels, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title	Date	Signature and Title	Date

/s/ Richard Stocking	February 17, 2017	/s/ Jerry Moyes	February 17, 2017
Richard Stocking		Jerry Moyes
Chief Executive Officer		Founder and Chairman Emeritus
(Principal Executive Officer)

/s/ Virginia Henkels	February 17, 2017	/s/ Richard H. Dozer	February 17, 2017
Virginia Henkels		Richard H. Dozer
Executive Vice President and Chief Financial Officer		Chairman
(Principal Financial Officer)

/s/ Cary M. Flanagan	February 17, 2017	/s/ David Vander Ploeg	February 17, 2017
Cary M. Flanagan		David Vander Ploeg
Vice President and Corporate Controller		Director
(Principal Accounting Officer)

		/s/ Glenn Brown	February 17, 2017
Glenn Brown
Director

		/s/ José A. Cárdenas	February 17, 2017
José A. Cárdenas
Director

		/s/ William F. Riley, III	February 17, 2017
William F. Riley, III
Director