Form 10-Q
period 2017-03-31
SWIFT TRANSPORTATION Co
filed 2017-05-02
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35007
___________________________________________________________________________________________________________________
 Swift Transportation Company
(Exact name of registrant as specified in its charter)
___________________________________________________________________________________________________________________

Delaware	20-5589597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2200 South 75th Avenue
Phoenix, AZ 85043
(Address of principal executive offices and zip code)
(602) 269-9700
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
___________________________________________________________________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant’s Class A common stock as of April 25, 2017 was 83,539,116 and the number of outstanding shares of the registrant’s Class B common stock as of April 25, 2017 was 49,741,938.

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

2007 Transactions
In April 2007, Jerry Moyes and his wife contributed their ownership of all of the issued and outstanding shares of IEL (defined below) to Swift Corporation in exchange for additional Swift Corporation shares. In May 2007, the Moyes Affiliates (defined below), contributed their shares of Swift Transportation Co., Inc. common stock to Swift Corporation in exchange for additional Swift Corporation shares. Swift Corporation then completed its acquisition of Swift Transportation Co., Inc. through a merger on May 10, 2007, thereby acquiring the remaining outstanding shares of Swift Transportation Co., Inc. common stock. Upon completion of the 2007 Transactions, Swift Transportation Co., Inc. became a wholly-owned subsidiary of Swift Corporation. At the close of the market on May 10, 2007, the common stock of Swift Transportation Co., Inc. ceased trading on NASDAQ (defined below).

2013 RSA
Second Amended and Restated Receivables Sale Agreement, entered into in 2013 by SRCII (defined below), with unrelated financial entities, "The Purchasers." The 2013 RSA was later replaced by the 2015 RSA.

2015 RSA	Third Amendment to Amended and Restated Receivables Sale Agreement, entered into in 2015 by SRCII (defined below), with unrelated financial entities, "The Purchasers"
2015 Agreement	The Company's Fourth Amended and Restated Credit Agreement
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Swift's Board of Directors
CSA	Compliance Safety Accountability
Deadhead	Tractor movement without hauling freight (unpaid miles driven)
DLC	Deferred Loan Cost
DOE	United States Department of Energy
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization (a non-GAAP measure)
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
GAAP	United States Generally Accepted Accounting Principles
IEL	Interstate Equipment Leasing, LLC (formerly Interstate Equipment Leasing, Inc.)
IPO	Initial Public Offering
LIBOR	London InterBank Offered Rate

Table of Contents

SWIFT TRANSPORTATION COMPANY

GLOSSARY OF TERMS — CONTINUED
The following glossary provides definitions for certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Moyes Affiliates	Jerry Moyes, Vickie Moyes, The Jerry and Vickie Moyes Family Trust dated December 11, 1987, and various Moyes children’s trusts
NASDAQ	National Association of Securities Dealers Automated Quotations
NLRB	National Labor Relations Board
Quarter or QTD	Quarter-to-date, or three months ended
Revenue xFSR	Revenue, Excluding Fuel Surcharge Revenue
Revolver	Revolving line of credit under the 2015 Agreement
SEC	United States Securities and Exchange Commission
SRCII	Swift Receivables Company II, LLC
Term Loan A	The Company's first lien term loan A under the 2015 Agreement
The Purchasers	Unrelated financial entities in the 2013 RSA and 2015 RSA, which were accounts receivable securitization agreements entered into by SRCII
Year or YTD	Year-to-date, or twelve months ended

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$61,770	$89,391
Cash and cash equivalents – restricted	54,945	57,046
Restricted investments, held to maturity, amortized cost	22,859	22,717
Accounts receivable, net	396,251	408,593
Equipment sales receivable	2,243	—
Income tax refund receivable	272	206
Inventories and supplies	16,663	16,630
Assets held for sale	5,333	6,969
Prepaid taxes, licenses, insurance, and other	48,557	47,038
Current portion of notes receivable	6,414	6,961
Total current assets	615,307	655,551
Property and equipment, at cost:
Revenue and service equipment	2,229,531	2,266,137
Land	132,335	132,084
Facilities and improvements	283,949	281,390
Furniture and office equipment	109,189	113,880
Total property and equipment	2,755,004	2,793,491
Less: accumulated depreciation and amortization	(1,271,973)	(1,244,890)
Net property and equipment	1,483,031	1,548,601
Other assets	23,511	21,953
Intangible assets, net	262,101	266,305
Goodwill	253,256	253,256
Total assets	$2,637,206	$2,745,666
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,147	$115,063
Accrued liabilities	163,033	132,712
Current portion of claims accruals	86,191	80,866
Current portion of long-term debt	5,946	8,459
Current portion of capital lease obligations	60,060	72,473
Total current liabilities	429,377	409,573
Revolving line of credit	10,000	130,000
Long-term debt, less current portion	470,932	493,346
Capital lease obligations, less current portion	151,468	161,463
Claims accruals, less current portion	174,662	165,726
Deferred income taxes	408,795	427,722
Accounts receivable securitization	304,374	279,285
Other liabilities	5,804	6,296
Total liabilities	1,955,412	2,073,411
Commitments and Contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; authorized 500,000,000 shares; 83,518,819 and 83,299,118 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	835	833
Class B common stock, par value $0.01 per share; authorized 250,000,000 shares; 49,741,938 shares issued and outstanding as of March 31, 2017 and December 31, 2016	497	497
Additional paid-in capital	688,234	701,065
Accumulated deficit	(7,874)	(30,242)
Noncontrolling interest	102	102
Total stockholders’ equity	681,794	672,255
Total liabilities and stockholders’ equity	$2,637,206	$2,745,666
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Quarter Ended March 31,
	2017	2016
	(In thousands, except per share data)
Operating revenue:
Revenue, excluding fuel surcharge revenue	$871,090	$906,913
Fuel surcharge revenue	92,741	60,910
Operating revenue	963,831	967,823
Operating expenses:
Salaries, wages, and employee benefits	283,338	288,633
Operating supplies and expenses	104,119	90,215
Fuel	94,961	74,987
Purchased transportation	265,511	267,309
Rental expense	55,694	56,252
Insurance and claims	50,176	47,710
Depreciation and amortization of property and equipment	67,769	66,951
Amortization of intangibles	4,204	4,204
Gain on disposal of property and equipment	(4,195)	(6,326)
Communication and utilities	8,503	6,900
Operating taxes and licenses	18,166	18,505
Total operating expenses	948,246	915,340
Operating income	15,585	52,483
Other expenses (income):
Interest expense	7,521	8,594
Interest income	(488)	(751)
Merger transaction costs	2,157	—
Other income, net	(1,183)	(776)
Total other expenses (income), net	8,007	7,067
Income before income taxes	7,578	45,416
Income tax expense	2,371	13,511
Net income	$5,207	$31,905
Basic earnings per share	$0.04	$0.23
Diluted earnings per share	$0.04	$0.23
Shares used in per share calculations:
Basic	133,147	136,519
Diluted	134,089	137,655
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balances, December 31, 2016	83,299,118	$833	49,741,938	$497	$701,065	$(30,242)	$102	$672,255
Common stock issued under stock plans	206,532	2			1,581			1,583
Stock-based compensation expense					2,076	368		2,444
Excess tax benefit from stock-based compensation					(16,793)	16,793		—
Shares issued under employee stock purchase plan	13,169	—			305			305
Net income						5,207		5,207
Balances, March 31, 2017	83,518,819	$835	49,741,938	$497	$688,234	$(7,874)	$102	$681,794
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$5,207	$31,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	71,973	71,155
Amortization of debt issuance costs, and other	336	351
Gain on disposal of property and equipment, less write-off of totaled tractors	(2,969)	(5,763)
Deferred income taxes	(19,196)	(4,473)
Reduction of losses on accounts receivable	(540)	(1,233)
Stock-based compensation expense	2,673	1,417
Increase (decrease) in cash resulting from changes in:
Accounts receivable	12,882	14,885
Inventories and supplies	(33)	(52)
Prepaid expenses and other current assets	(1,585)	8,226
Other assets	(797)	2,332
Accounts payable, and accrued and other liabilities	50,947	13,365
Net cash provided by operating activities	118,898	132,115
Cash flows from investing activities:
Decrease (increase) in cash and cash equivalents – restricted	2,101	(2,115)
Proceeds from maturities of investments	4,790	6,386
Purchases of investments	(5,003)	(6,429)
Proceeds from sale of property and equipment	27,124	34,271
Capital expenditures	(35,566)	(34,450)
Payments received on notes receivable	663	1,127
Expenditures on assets held for sale	(4,355)	(6,960)
Payments received on assets held for sale	5,092	5,620
Net cash used in investing activities	(5,154)	(2,550)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(47,427)	(50,535)
Net repayments on revolving line of credit	(120,000)	—
Borrowings under accounts receivable securitization	25,000	—
Proceeds from common stock issued	1,888	1,411
Repurchases of Class A common stock	—	(45,000)
Share withholding for taxes due on equity awards	(826)	(307)
Net cash used in financing activities	(141,365)	(94,431)
Net (decrease) increase in cash and cash equivalents	(27,621)	35,134
Cash and cash equivalents at beginning of period	89,391	107,590
Cash and cash equivalents at end of period	$61,770	$142,724
 See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(UNAUDITED)

	Quarter Ended March 31,
	2017	2016
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,346	$8,081
Income taxes	136	944
Non-cash investing activities:
Equipment purchase accrual	$4,543	$593
Notes receivable from sale of assets	919	520
Equipment sales receivables	2,261	6,710
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
Description of Business
Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. As of March 31, 2017, the Company's fleet of revenue equipment included 18,656 tractors (comprised of 14,017 company tractors and 4,639 owner-operator tractors), 63,207 trailers, and 9,130 intermodal containers. The Company’s four reportable segments are Truckload, Dedicated, Refrigerated (formerly "Swift Refrigerated"), and Intermodal.
Subsequent Events
Merger
On April 10, 2017, Swift announced an all-stock merger agreement with Knight Transportation, Inc. ("Knight"), which was unanimously approved by the boards of directors of Swift and Knight and is expected to close during the quarter ended September 30, 2017. The combined company will be named Knight-Swift Transportation Holdings Inc. ("Knight-Swift"). Knight is expected to be the accounting acquirer. Under the terms of the definitive agreement each Swift share will convert into 0.72 shares of Knight-Swift by means of a reverse stock split. Each share of Knight will be exchanged for one Knight-Swift share. Based on the $30.65 closing price of Knight shares on April 7, 2017, the last trading day prior to the announcement, the implied value per share of Swift is $22.07. Upon closing of the transaction, Swift stockholders will own approximately 54.0% and Knight stockholders will own approximately 46.0% of the combined company. Based on Knight’s closing share price on April 7, 2017, the number of combined company shares expected to be outstanding after closing and the combined net debt of Swift and Knight as of December 31, 2016, the combined company would have an implied enterprise value of approximately $6.0 billion.
The merger agreement provides for certain termination rights for both Knight and the Company. Upon termination of the merger agreement under certain specified circumstances, the Company may be required to pay Knight a termination fee of $89.1 million and Knight may be required to pay the Company a termination fee of $75.3 million. In addition, if the merger agreement is terminated because of a failure of either Knight’s or the Company’s stockholders to approve the transactions contemplated by the merger agreement, the other party may be required to reimburse transaction expenses up to $10.0 million.
Legal Settlement
On April 13, 2017, the Company proposed a tentative settlement arrangement with regard to certain litigation in the Refrigerated segment, which was finalized on April 28, 2017, subject to final court approval. As such, the Company increased its legal accrual by $11.7 million for the quarter ended March 31, 2017.
Seasonality
In the truckload industry, results of operations generally show a seasonal pattern. As customers ramp up for the year-end holiday season, the late third quarter and fourth quarter have historically been the Company's strongest volume periods. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower-volume quarter than the other three quarters. In recent years, the macro consumer buying patterns combined with shippers’ supply chain management, which historically contributed to the fourth quarter "peak" season, continued to evolve. As a result, the Company's fourth quarter 2016, 2015, and 2014 volumes were more evenly distributed throughout the quarter, rather than peaking early in the quarter. In the eastern and mid-western United States, and to a lesser extent in the western United States, the Company's equipment utilization typically declines and operating expenses generally increase during the winter season. This tends to be attributed to declines in fuel efficiency from engine idling and increases in accident frequency, claims, and equipment repairs from severe weather. The Company's revenue is directly related to shippers' available working days. As such, curtailed operations and vacation shutdowns around the holidays may affect the Company's revenue. From time to time, the Company also suffers short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could add volatility to, or harm, the Company's results of operations.
Basis of Presentation
The consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The consolidated financial statements include the accounts of Swift Transportation Company and its wholly-owned subsidiaries. In management's opinion, these consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary for the fair presentation of the periods presented.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

Changes in Presentation
Segment Reorganization — During the quarter ended March 31, 2017, the Company reorganized its reportable segments to reflect management’s revised reporting structure of its Dedicated and Refrigerated (formerly “Swift Refrigerated”) reportable segments.  In association with the reorganization, the operations of the Company's dedicated grocery line of business, which were previously reported within the Company’s Dedicated segment, are now reported within the Company's Refrigerated segment.  This resulted in all temperature-controlled lines of business reporting under the Refrigerated segment. Prior periods have been retrospectively adjusted to align with the current period presentation.
Recently Adopted Accounting Pronouncement — In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-based Payment Accounting, which amended ASC 718, Compensation – Stock Compensation. The amendments in this ASU are intended to simplify various aspects of accounting for stock-based compensation, including income tax consequences, classification of awards as equity or liability, as well as classification of activities within the statement of cash flows.  For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and the interim periods within those fiscal years.
The Company adopted this guidance during the quarter ended March 31, 2017. The amendments that affected the Company's financial statements are discussed below.

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

Upon adoption, the Company reclassified approximately$16.8 million in historical net tax benefit/deficiency amounts previously recorded within "Additional paid-in capital" into "Accumulated deficit." Starting January 1, 2017, tax benefit/deficiency amounts are recorded in "Income tax expense" in the consolidated income statements.

•
Classification of Excess Tax Benefits on the Statement of Cash Flows: Excess tax benefits should be classified along with other income tax cash flows as an operating activity. Application is permitted to be prospective or retrospective.

GAAP previously required classification within cash flows from financing activities. The Company retrospectively adjusted the statement of cash flows for the quarter ended March 31, 2016 to align with the current period presentation by increasing cash flows from operating activities by $0.1 million and correspondingly decreasing cash flows from financing activities by $0.1 million, reflecting the amount of excess tax benefits previously presented for that period.

•
Forfeitures: An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (prior GAAP) or account for forfeitures when they occur. Modified retrospective application is required, by means of a cumulative-effect adjustment to equity.

Upon adoption, the Company transitioned to accounting for forfeitures when they occur. This resulted in approximately a $0.4 million (net of income tax) cumulative-effect adjustment to retained earnings/accumulated deficit to catch-up the previously unrecognized stock-based compensation associated with historical assumed forfeiture rates. Starting January 1, 2017, forfeitures are recorded as adjustments to stock-based compensation as they occur.

•
Classification of Employee Taxes Paid on the Statement of Cash Flows When an Employer Withholds Shares for Tax-withholding purposes: Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. Retrospective application is required.

In 2016, the Company began allowing certain members of management to have shares withheld for taxes when their restricted stock awards and performance units vest. As such, upon adopting the amendments in this ASU, the Company reclassified the amounts out of cash flows from operating activities and into cash flows from financing activities for the quarter ended March 31, 2016 to align with the current period presentation. For the quarter-ended March 31, 2016, the amount was approximately $0.3 million.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 2 — Recently Issued Accounting Pronouncements, Not Yet Adopted

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
Management expects that there will also be changes in sales, contracting, accounting, reporting, tax, debt covenants, and other business processes, policies, and controls, as a result of implementing ASC Topic 606. The Company is currently implementing a new ERP system and transacting a merger (as discussed in Note 1), which will also affect the implementation process.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Based on the information currently available from the diagnostic phase, management cannot yet determine the quantitative impact on the financial statements; however, the impact is expected to be immaterial (potentially with changes only to the timing of revenue recognition between reportable periods, as well as changes in the requirements for accounting policy and other new disclosures). The financial impact has not yet been quantified. The Company is transitioning into the design and planning phase of implementing ASC Topic 606. Since management is continuing to evaluate the impact of ASC Topic 606, disclosures around their preliminary assessments are subject to change.

Note 3 — Restricted Investments
The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company’s restricted investments:

	March 31, 2017
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
United States corporate securities	$16,403	$—	$(14)	$16,389
Municipal bonds	4,931	—	(2)	4,929
Negotiable certificate of deposits	1,525	—	—	1,525
Restricted investments, held to maturity	$22,859	$—	$(16)	$22,843

	December 31, 2016
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
United States corporate securities	$16,432	$—	$(23)	$16,409
Municipal bonds	4,760	—	(6)	4,754
Negotiable certificate of deposits	1,525	—	—	1,525
Restricted investments, held to maturity	$22,717	$—	$(29)	$22,688
Refer to Note 14 for additional information regarding fair value measurements of restricted investments.
As of March 31, 2017, the contractual maturities of the restricted investments were one year or less. There were 40 securities and 42 securities that were in an unrealized loss position for less than twelve months as of March 31, 2017 and December 31, 2016, respectively. The Company did not recognize any impairment losses for the quarter ended March 31, 2017 or 2016.

Note 4 — Goodwill and Other Intangible Assets
There were no goodwill impairments recorded during the quarter ended March 31, 2017 or 2016. Other intangible asset balances were as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Customer Relationships:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(194,260)	(190,056)
Customer relationships, net	81,064	85,268
Trade Name:
Gross carrying value	181,037	181,037
Intangible assets, net	$262,101	$266,305

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table presents amortization of intangible assets related to the 2007 Transactions and intangible assets existing prior to the 2007 Transactions:

	Quarter Ended March 31,
	2017	2016
	(In thousands)
Amortization of intangible assets related to the 2007 Transactions	$3,912	$3,912
Amortization related to intangible assets existing prior to the 2007 Transactions	292	292
Amortization of intangibles	$4,204	$4,204

Note 5 — Income Taxes
Effective Tax Rate — The effective tax rate for the quarter ended March 31, 2017 was 31.3%, which was lower than management's expectation of 36.0%. The difference was primarily due to certain benefits relating to stock compensation deductions due to the Company's adoption of ASU 2016-09, partially offset by capitalized transaction costs relating to the merger with Knight recognized as discrete items in the quarter. Refer to Note 1 for further details regarding the Company's adoption of ASU 2016-09 and the merger with Knight.
The effective tax rate for the quarter ended March 31, 2016 was 29.8%, which was lower than management's expectation of 38.0%. The difference was primarily due to certain income tax credits received by the Company's foreign subsidiary and a reduction in the uncertain tax position reserve, recognized as discrete items in the quarter.
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits as of March 31, 2017 and December 31, 2016 were approximately $0.4 million and $0.4 million, respectively. The Company does not anticipate a decrease of unrecognized tax benefits during the next twelve months.
Tax Examinations — Certain of the Company’s subsidiaries are currently under examination by the Internal Revenue Service and various state jurisdictions for tax years ranging from 2012 through 2015. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Years subsequent to 2012 remain subject to examination.

Note 6 — Accounts Receivable Securitization
On December 10, 2015, SRCII, a wholly-owned subsidiary of the Company, entered into the 2015 RSA, which further amended the 2013 RSA. The parties to the 2015 RSA include SRCII as the seller, Swift Transportation Services, LLC as the servicer, the various conduit purchasers, the various related committed purchasers, the various purchaser agents, the various letters of credit participants, and PNC Bank, National Association as the issuing bank of letters of credit and as administrator. Pursuant to the 2015 RSA, the Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to SRCII. In turn, SRCII sells a variable percentage ownership interest in the eligible accounts receivable to the various purchasers. The facility qualifies for treatment as a secured borrowing under ASC Topic 860, Transfers and Servicing. As such, outstanding amounts are classified as liabilities on the Company’s consolidated balance sheets. Refer to Note 14 for information regarding the fair value of the 2015 RSA.
As of March 31, 2017 and December 31, 2016, interest accrued on the aggregate principal balance at a rate of 1.5% and 1.3%, respectively. Program fees and unused commitment fees are recorded in "Interest expense" in the consolidated income statements. The Company incurred program fees of $1.4 million and $0.9 million related to the 2015 RSA during the quarter ended March 31, 2017 and 2016, respectively.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Debt and Financing
Other than the Company’s accounts receivable securitization, as discussed in Note 6, and its outstanding capital lease obligations as discussed in Note 9, the Company's long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
2015 Agreement: Term Loan A, due July 2020, net of $1,244 and $1,338 DLCs as of March 31, 2017 and December 31, 2016, respectively (1)	$470,506	$492,912
Other	6,372	8,893
Long-term debt	476,878	501,805
Less: current portion of long-term debt	(5,946)	(8,459)
Long-term debt, less current portion	$470,932	$493,346

	March 31, 2017	December 31, 2016
	(In thousands)
Long-term debt	$476,878	$501,805
Revolving line of credit, due July 2020 (1) (2)	10,000	130,000
Long-term debt, including revolving line of credit	$486,878	$631,805
____________

(1)	Refer to Note 14 for information regarding the fair value of long-term debt.

(2)
The Company also had outstanding letters of credit under the Revolver, primarily related to workers' compensation and self-insurance liabilities of $95.2 million at March 31, 2017 and $97.0 million at December 31, 2016.

Credit Agreement
On July 27, 2015, the Company entered into the 2015 Agreement, which includes a Revolver and a Term Loan A. The following table presents the key terms of the 2015 Agreement:

Description	Term Loan A	Revolver (2)
	(Dollars in thousands)
Maximum borrowing capacity	$680,000	$600,000
Final maturity date	July 27, 2020	July 27, 2020
Interest rate base	LIBOR	LIBOR
LIBOR floor	—%	—%
Interest rate minimum margin (1)	1.50%	1.50%
Interest rate maximum margin (1)	2.25%	2.25%
Minimum principal payment – amount (3)	$6,625	$—
Minimum principal payment – frequency	Quarterly	Once
Minimum principal payment – commencement date (3)	December 31, 2015	July 27, 2020
____________

(1)
The interest rate margin for the Term Loan A and Revolver is based on the Company's consolidated leverage ratio. As of March 31, 2017, interest accrued at 2.38% on the Term Loan A and 2.39% on the Revolver. As of December 31, 2016, interest accrued at 2.18% on the Term Loan A and 2.18% on the Revolver.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

(2)
The commitment fee for the unused portion of the Revolver is based on the Company's consolidated leverage ratio and ranges from 0.25% to 0.35%. As of March 31, 2017, commitment fees on the unused portion of the Revolver accrued at 0.25% and outstanding letter of credit fees accrued at 1.50%. As of December 31, 2016, commitment fees on the unused portion of the Revolver accrued at 0.25% and outstanding letter of credit fees accrued at 1.50%.

(3)
Commencing in March 2017, the minimum required quarterly payment amount on the Term Loan A is $12.3 million, at which it would remain until final maturity. However, as of January 2017, the Company has voluntarily prepaid all minimum quarterly principal payments through final maturity.

The Revolver and Term Loan A of the 2015 Agreement contain certain financial covenants with respect to a maximum leverage ratio and a minimum consolidated interest coverage ratio. The 2015 Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2015 Agreement includes customary events of default, including a change in control default and certain affirmative and negative covenants, including, but not limited to, restrictions, subject to certain exceptions, on incremental indebtedness, asset sales, certain restricted payments (including dividends and stock repurchases), certain incremental investments or advances, transactions with affiliates, engagement in additional business activities, and prepayment of certain other indebtedness. The anticipated merger with Knight discussed in Note 1 is not expected to be deemed a change in control, as defined in the 2015 Agreement.
Borrowings under the 2015 Agreement are secured by substantially all of the assets of the Company and are guaranteed by Swift Transportation Company, IEL, Central Refrigerated Transportation, LLC and its subsidiaries, and Swift Transportation Co., LLC and its domestic subsidiaries (other than its captive insurance subsidiaries, driver academy subsidiary, and its bankruptcy-remote special purpose subsidiary).

Note 8 — Deferred Loan Costs
The following table presents the classification of DLCs in the Company's consolidated balance sheets:

	March 31, 2017	December 31, 2016
	(In thousands)
ASSETS:
Other assets	$1,087	$1,169
LIABILITIES:
Current portion of long-term debt	—	—
Long-term debt, less current portion	1,244	1,338
Accounts receivable securitization	626	715
Total DLCs	$2,957	$3,222

Note 9 — Leases
The Company finances a portion of its revenue equipment under capital and operating leases and certain terminals under operating leases.
Capital Leases (as Lessee) — The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term. Certain leases contain renewal or fixed price purchase options. The present value of obligations under capital leases is included under "Current portion of capital lease obligations" and "Capital lease obligations, less current portion" in the consolidated balance sheets. As of March 31, 2017, the leases were collateralized by revenue equipment with a cost of $296.0 million and accumulated amortization of $91.3 million. As of December 31, 2016, the leases were collateralized by revenue equipment with a cost of $319.8 million and accumulated amortization of $97.0 million. Amortization of equipment under capital leases is included in "Depreciation and amortization of property and equipment" in the Company’s consolidated income statements.
Operating Leases (as Lessee) — Rent expense related to operating leases was $55.7 million and $56.3 million for the quarter ended March 31, 2017 and 2016, respectively.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 10 — Purchase Commitments
As of March 31, 2017, the Company's outstanding commitments to acquire revenue equipment were as follows:

•	remainder of 2017: $277.0 million ($195.4 million of which were tractor commitments), and

•	thereafter: none.
The Company typically has the option to cancel tractor purchase orders with 60 to 90 days' notice prior to the scheduled production, although there is a certain group of tractors we are committed to purchase in 2017 that cannot be canceled (even with advance notice). The notice period to cancel currently committed tractor purchase orders has lapsed for 78.0% of the total tractor commitments outstanding as of March 31, 2017. Purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of March 31, 2017, the Company's outstanding purchase commitments to acquire facilities and non-revenue equipment were as follows:

•	remainder of 2017: $10.7 million

•	2018 and 2019: $8.8 million, and

•	thereafter: $3.9 million.
Factors such as potential future terminal expansions and changes in information technology infrastructure may change the amount of such expenditures.

Note 11 — Contingencies and Legal Proceedings
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

EMPLOYEE COMPENSATION AND PAY PRACTICES MATTERS
Aggregate information regarding accruals for the below employee compensation and pay practices matters:
Aggregate accrual	Aggregate range of loss in excess of accrual	Explanation if no accrual has been made

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

$1.3 million	$—	-	$—	For certain matters, it is not probable that a loss was incurred and/or the amount of loss cannot be reasonably estimated. For those matters, no accrual has been made.

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
Recent Developments and Current Status
The parties have agreed to a settlement of this matter and are currently seeking court approval of the settlement. The expected settlement amount is not material to the Company's financial statements.

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
Recent Developments and Current Status
Before and during 2016, the Rudsell, Peck, Peck PAGA, Mares, McKinsty, and Nilsen complaints were stayed, pending resolution of earlier-filed cases. In May 2016, the Burnell plaintiffs were denied class certification. Their subsequent petition to appeal the decertification order was also denied. Following the Burnell plaintiffs' failure to certify the class, the stays on certain cases were lifted. The Peck case is currently in discovery. The parties in the Mares and McKinsty cases are currently completing class certification briefing. Based on the current procedural nature of the cases, the final disposition of the matter and impact to the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

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
Recent Developments and Current Status
Castro, along with five other former Customer Service Representative IV employees opted into this collective action lawsuit, which was being pursued under the FLSA. In addition to the Castro collective action, thirteen Customer Service Representative IV employees pursued similar claims in individual arbitrations. The parties conducted three arbitrations regarding the individual claimants. The parties agreed to mediation, which was held in January 2017. The parties have reached a global settlement to the collective action and the individual arbitrations. The individual arbitration claimants have been paid pursuant to this settlement and the parties are seeking court approval of the settlement in the collective action.

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
Recent Developments and Current Status
In March 2016, the Company filed a motion to dismiss the plaintiff's overtime claims, which was granted by the district court in May 2016. The parties recently completed briefing on the plaintiff's Motion for Conditional Class Certification and are awaiting a ruling on the Motion from the Court. The Company retains all of its defenses against liability and damages for the remaining claims. Additionally, the Company intends to vigorously defend against the merits of the claims and to challenge certification. The final disposition of the matter and the impact on the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

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
Recent Developments and Current Status
The parties in the Slack matter are currently completing dispositive motion briefing. The case is scheduled for trial in September 2017. The Hedglin matter is currently in discovery. The Company retains all of its defenses against liability and damages for both matters. Additionally, the Company intends to vigorously defend against the merits of the claims and to challenge certification. The final disposition of the matter and the impact on the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

___________

(1)	Individually and on behalf of all others similarly situated.

(2)	Peck PAGA complaint.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

OWNER-OPERATOR MATTERS
Aggregate information regarding accruals for the below owner-operator matters:
Aggregate accrual	Aggregate range of loss in excess of accrual			Explanation if no accrual has been made
$36.7 million	$—	-	$—	For certain matters, it is not probable that a loss was incurred and/or the amount of loss cannot be reasonably estimated. For those matters, no accrual has been made.

Arizona Owner-operator Class Action
The putative class alleges that the Company improperly compensated owner-operators (later expanding the class to include employee drivers) using the contracted and industry standard remuneration based upon dispatched miles, instead of using a method of calculating mileage that the plaintiffs allege would be more accurate.

Plaintiff(s)	Defendant(s)		Date instituted	Court or agency currently pending in
Leonel Garza (1)	Swift Transportation Co., Inc.		January 30, 2004	Maricopa County Superior Court
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
Recent Developments and Current Status
For several years, the parties have been arguing over the proper venue in which to proceed. The plaintiffs argue that they signed contracts of employment, thus exempting them from arbitration under the Federal Arbitration Act, and claim that their case should be heard in court by a judge. The Company takes the position that these individuals signed independent contractor agreements and therefore can properly be required to submit their claims to arbitration. In January 2017, the district court issued an order finding that the plaintiffs had signed contracts of employment and thus the case could properly proceed in court. The Company has appealed this decision to the Ninth Circuit and the district court stayed the proceedings, pending resolution of the appeal. The Company intends to vigorously defend against any proceedings. The final disposition of the matter and impact to the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

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

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Gabriel Ciluffo, Kevin Shire, and Bryan Ratterree (1)	Central Refrigerated Service, Inc., Central Leasing, Inc., Jon Isaacson, and Jerry Moyes (the "Central Parties"), as well as Swift Transportation Company	June 1, 2012	American Arbitration Association
Recent Developments and Current Status
In June 2016, mediation commenced, but there was ultimately no settlement of the matter. In October 2016, the arbitrator ruled that approximately 1,300 Central Refrigerated Service, Inc. drivers were improperly classified as independent contractors, when they should have been classified and compensated as employees. The arbitrator ruled that damages could ultimately be assessed in a collective proceeding and denied the Company's motion to decertify the collective proceeding. Based upon the October 2016 arbitration ruling, the Company increased its legal accrual related to this matter for the quarter ended September 30, 2016. On April 14, 2017, the Company proposed a tentative settlement arrangement, which was finalized by and between the parties on April 28, 2017, subject to final court approval. As such, the Company increased its legal accrual again for the quarter ended March 31, 2017. The likelihood that a loss has been incurred is probable.

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

Plaintiff(s)	Defendant(s)		Date instituted	Court or agency currently pending in
Melvin Banks (1)	Central Refrigerated Service, Inc.		March 18, 2015	United States District Court for the District of Utah
Recent Developments and Current Status
The first phase of discovery, regarding potential for identifying and certifying a class of affected job applicants, has been completed. The parties recently completed class certification briefing and the Company filed a Motion for Summary Judgment. Rulings on these Motions are pending from the court. The Company retains all of its defenses against liability and damages. Additionally, the Company intends to vigorously defend against the merits of the claims and to challenge certification. The final disposition of the matter and the impact on the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

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
Recent Developments and Current Status
Litigation is at a very preliminary stage and no trial date has been set. Additionally, there is a motion for class certification pending, for which the Company is preparing a response. The Company intends to vigorously defend against the merits of the plaintiff's claims and to oppose certification of any class of plaintiffs. The final disposition of this case and the financial impact cannot be determined at this time. The likelihood that a loss has been incurred is remote.

___________

(1)	Individually and on behalf of all others similarly situated.
Other Contingencies
Demand for Inspection of Books and Records and Stockholder Derivative Lawsuit — During 2016, the Company received several shareholder demands requesting to inspect the Company's books and records, pursuant to Section 220 of the Delaware General Corporation Law ("Section 220").  The demands relate to the shareholders' alleged investigation pertaining to whether the Board and Jerry Moyes have breached their fiduciary duties with respect to matters that have been publicly disclosed concerning the Company's securities trading policy, limitations on the pledging of Company stock on margin, share repurchases, the status of Board members as independent directors and other related matters. The Company has responded to the shareholders' requests received thus far. On February 9, 2017, a civil lawsuit was filed in the Court of Chancery of the State of Delaware (captioned as: Shiva Stein derivatively on behalf of Swift Transportation Company v. Jerry Moyes et al. and Swift Transportation Company as nominal defendant (the "Complaint")). The Complaint, initially filed as a confidential filing, is a purported derivative action alleging that the individual members of the Company's Board breached their fiduciary duties related to the Company's administration of its Securities Trading Policy and certain compensation actions related to Mr. Moyes.
In February 2017, the Company received a shareholder demand under Section 220 for books and records related to an alleged investigation into whether the Board breached its fiduciary duties in connection with the September 8, 2016 retirement agreement between the Company and Mr. Moyes. The Company is in the process of responding to this request.
Any future disposition or resolution of these matters cannot be determined at this time.
Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, and experience damage, mechanical failures, and cargo issues as an incidental part of its normal course of operations.  From time to time, these matters result in the discharge of diesel fuel, motor oil, or other hazardous materials into the environment.  Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges.  As of March 31, 2017, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $0.3 million in the aggregate for all current and prior year claims.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Share Repurchase Programs
The following table presents our repurchases of our Class A common stock under the respective share repurchase programs, net of advisory fees:

		Quarter Ended March 31,				As of
Share Repurchase Program		2017		2016		March 31, 2017
Authorized Amount	Board Approval Date	Shares	Amount	Shares	Amount	Amount Remaining
(In thousands)
$100,000	September 24, 2015	—	$—	2,221	$30,000	$—
$150,000	February 22, 2016	—	$—	903	$15,000	$62,881
		—	$—	3,124	$45,000	$62,881

Note 13 — Weighted Average Shares Outstanding
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended March 31,
	2017	2016
	(In thousands)
Basic weighted average common shares outstanding	133,147	136,519
Dilutive effect of stock options	942	1,136
Diluted weighted average common shares outstanding	134,089	137,655
Anti-dilutive shares excluded from the dilutive-effect calculation (1)	153	452
____________

(1)	Shares were excluded from the dilutive-effect calculation because the outstanding options' exercise prices were greater than the average market price of the Company's common shares during the period.

Note 14 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Restricted investments (1)	$22,859	$22,843	$22,717	$22,688
Financial Liabilities:
2015 Agreement: Term Loan A, due July 2020 (2)	470,506	471,750	492,912	494,250
2015 RSA, due January 2019 (3)	304,374	305,000	279,285	280,000
Revolving line of credit, due July 2020	10,000	10,000	130,000	130,000
____________
The carrying amounts of the financial instruments shown in the table are included in the consolidated balance sheets, as follows:

(1)	Restricted investments are included in "Restricted investments, held to maturity, amortized cost."

(2)
Carrying value is net of $1.2 million and $1.3 million DLCs as of March 31, 2017 and December 31, 2016, respectively. The Term Loan A is included in "Long-term debt, less current portion," as the Company has voluntarily prepaid all minimum quarterly principal payments through final maturity.

(3)	Carrying value is net of $0.6 million and $0.7 million DLCs as of March 31, 2017 and December 31, 2016, respectively.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Recurring Fair Value Measurements — As of March 31, 2017 and December 31, 2016, no major categories of assets or liabilities included in the Company's consolidated balance sheets at estimated fair value were measured on a recurring basis.
Nonrecurring Fair Value Measurements — As of March 31, 2017, there were no assets or liabilities on the Company's consolidated balance sheet estimated at fair value that were measured on a nonrecurring basis.
The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of December 31, 2016:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gains (Losses)
As of December 31, 2016	(In thousands)
Software (1)	$—	$—	$—	$—	$(520)
Equipment (2)	1,963	—	—	1,963	(250)
____________

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

As of December 31, 2016, there were no liabilities on the Company's consolidated balance sheet estimated at fair value that were measured on a nonrecurring basis.

Note 15 — Jerry Moyes' Retirement
In conjunction with the Company's September 8, 2016 announcement that Jerry Moyes would retire from his position as Chief Executive Officer effective December 31, 2016, the Company entered into an agreement with Mr. Moyes to memorialize the terms of his retirement. The Company contracted with Mr. Moyes to serve as a non-employee consultant from January 1, 2017 through December 31, 2019, during which time the Company will pay Mr. Moyes a monthly consulting fee of $0.2 million in cash. Additionally, the Company modified the vesting terms and forfeiture conditions of Mr. Moyes' previously-granted equity awards. As a result of the terms of the agreement, the Company incurred a one-time expense in September 2016 of $7.1 million, consisting of $6.8 million in accrued consulting fees and $0.3 million for the impact of the equity award modifications. The amounts were included in "Salaries, wages, and employee benefits" within the non-reportable segments' income statement.
The following schedule is a rollforward of the accrued liability for the consulting fees:

March 31, 2017
(In thousands)
Accrued consulting fees – Jerry Moyes, December 31, 2016 (1)	$6,675
Additions to accrual	—
Less: payments	(600)
Accrued consulting fees – Jerry Moyes, March 31, 2017 (1)	$6,075
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 16 — Information by Segment and Geography
Segment Information
The Company’s four reportable operating segments are Truckload, Dedicated, Refrigerated (formerly "Swift Refrigerated"), and Intermodal. See Note 1 regarding the reorganization of the Company's Dedicated and Refrigerated segments.
Truckload — The Truckload segment consists of one-way movements over irregular routes throughout the United States, Mexico, and Canada. This service utilizes both company and owner-operator tractors with dry van, flatbed, and other specialized trailing equipment.
Dedicated — Through the Dedicated segment, the Company devotes use of equipment to specific customers and offers tailored solutions under long-term contracts. This segment utilizes dry van, flatbed, and other specialized trailing equipment.
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
The following tables present the company's financial information by segment:

	Quarter Ended March 31,
	2017	2016 (recast)
Operating revenue:	(In thousands)
Truckload	$481,546	$492,522
Dedicated	150,836	142,911
Refrigerated	177,491	169,688
Intermodal	86,233	82,548
Subtotal	896,106	887,669
Non-reportable segments	82,714	99,248
Intersegment eliminations	(14,989)	(19,094)
Consolidated operating revenue	$963,831	$967,823

	Quarter Ended March 31,
	2017	2016 (recast)
Operating income (loss):	(In thousands)
Truckload	$15,917	$36,287
Dedicated	11,613	18,741
Refrigerated	(6,335)	4,785
Intermodal	(109)	(2,908)
Subtotal	21,086	56,905
Non-reportable segments	(5,501)	(4,422)
Consolidated operating income	$15,585	$52,483

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Quarter Ended March 31,
	2017	2016 (recast)
Depreciation and amortization of property and equipment:	(In thousands)
Truckload	$31,934	$31,283
Dedicated	13,082	12,017
Refrigerated	9,007	8,975
Intermodal	2,955	3,179
Subtotal	56,978	55,454
Non-reportable segments	10,791	11,497
Consolidated depreciation and amortization of property and equipment	$67,769	$66,951
Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated operating revenue for the quarter ended March 31, 2017 and 2016. Additionally, long-lived assets on the Company's foreign subsidiaries' balance sheets were less than 5.0% of consolidated total assets as of March 31, 2017 and December 31, 2016.

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

•	that we may seek additional borrowings, lease financing, or equity capital;

•	the potential impact of inflation, seasonality, and severe weather conditions on our results of operations;

•	our ability to finance our cash needs from operations for the next twelve months; and

•
the proposed merger of a wholly-owned subsidiary of the Company with and into Knight, including the expected timing of completion of the merger; the benefits of the merger; the combined company’s plans, objectives and expectations; future financial and operating results; and other statements regarding the merger that are not historical facts.

Such forward-looking statements are inherently uncertain, and are based upon the current beliefs, assumptions, and expectations of Company management and current market conditions, which are subject to significant risks and uncertainties, as set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2016. As to the Company's business and financial performance, the following factors, among others, could cause actual results to materially differ from those in forward-looking statements:

•
economic conditions, including future recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries in which we have a significant concentration of customers;

•	increasing competition from trucking, rail, intermodal, and brokerage competitors;

•	our ability to execute or integrate any future acquisitions successfully;

•	increases in driver compensation to the extent not offset by increases in freight rates, and difficulties in driver recruitment and retention;

•	additional risks arising from our contractual agreements with owner-operators that do not exist with Company drivers;

•	our ability to retain or replace key personnel;

•	our dependence on third parties for intermodal and brokerage business;

•	potential failure in computer or communications systems;

•	seasonal factors such as severe weather conditions that increase operating costs;

•	the regulatory environment in which we operate, including existing regulations and changes in existing regulations, or violations by us of existing or future regulations;

•	the possible re-classification of owner-operators as employees;

•	changes in rules or legislation by the NLRB or Congress and/or union organizing efforts;

•	our CSA safety rating;

•	government regulation with respect to our captive insurance companies;

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•	risks and uncertainties associated with our operations in Mexico, including changes in trade agreements and United States-Mexico relations;

•	a significant reduction in, or termination of, our trucking services by a key customer;

•	our significant ongoing capital requirements;

•	volatility in the price or availability of fuel, as well as our ability to recover fuel prices through our fuel surcharge program;

•	fluctuations in new equipment prices or replacement costs, and the potential failure of manufacturers to meet their sale and trade-back obligations;

•	the impact that our substantial leverage may have on the way we operate our business and our ability to service our debt, including compliance with our debt covenants;

•	restrictions contained in our debt agreements;

•	adverse impacts of insuring risk through our captive insurance companies, including our need to provide restricted cash and similar collateral for anticipated losses;

•	potential volatility or decrease in the amount of earnings as a result of our claims exposure through our captive insurance companies;

•	the potential impact of the significant number of shares of our common stock that is eligible for future sale;

•	goodwill impairment;

•	our intention to not pay dividends;

•	conflicts of interest or potential litigation that may arise from other businesses owned by Jerry Moyes, including pledges of Swift stock and guarantees by Jerry Moyes related to other businesses;

•	the significant amount of our stock and related control over the Company by Jerry Moyes; and

•	related-party transactions between the Company and Jerry Moyes.
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

Reference to Annual Report on Form 10-K
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Our four reportable segments are Truckload, Dedicated, Refrigerated, and Intermodal. Our extensive suite of service offerings (which includes line-haul services, dedicated customer contracts, temperature-controlled units, intermodal freight solutions, cross-border United States/Mexico and United States/Canada freight, flatbed hauling, freight brokerage and logistics, and others) provides our customers with the opportunity to "one-stop-shop" for their truckload transportation needs.
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
Recent Developments
Merger — On April 10, 2017, Swift and Knight Transportation, Inc. ("Knight") announced the Board approval of a merger of Knight and Swift in an all-stock transaction. The combined company will be named Knight-Swift Transportation Holdings Inc. ("Knight-Swift"). Further details regarding the merger are included in Note 1 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information, in this Quarterly Report on Form 10-Q, incorporated by reference herein.
Segment Recast — Refer Note 1 to the consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the reorganization of the Dedicated and Refrigerated (formerly "Swift Refrigerated") segments.
Company Strategy — The truckload freight environment in 2016 and into 2017 remained challenging. Excess industry capacity, excess customer inventories, and depressed shipping demand pressured volumes and pricing. We implemented the following initiatives to help counter the effects of these external factors:

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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Financial Overview

	Quarter Ended March 31,
	2017	2016
	(Dollars in thousands, except per share data)
GAAP financial data:
Operating revenue	$963,831	$967,823
Revenue xFSR	$871,090	$906,913
Net income	$5,207	$31,905
Diluted earnings per share	$0.04	$0.23
Operating Ratio	98.4%	94.6%
Non-GAAP financial data:
Adjusted EPS (1)	$0.07	$0.25
Adjusted Operating Ratio (1)	97.8%	93.8%
Adjusted EBITDA (1)	$91,414	$125,831
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

Total Equipment — The following table summarizes our revenue equipment and supports the discussions and analyses below:

	March 31, 2017	December 31, 2016	March 31, 2016
Tractors
Company:
Owned	6,604	6,735	7,122
Leased – capital leases	1,775	1,968	2,009
Leased – operating leases	5,638	5,234	5,855
Total company tractors	14,017	13,937	14,986
Owner-operator:
Financed through the Company	3,134	3,272	3,598
Other	1,505	1,157	1,274
Total owner-operator tractors	4,639	4,429	4,872
Total tractors	18,656	18,366	19,858
Trailers	63,207	64,066	63,891
Containers	9,130	9,131	9,150
Average Operational Truck Count — The following table summarizes average operational truck count, which is defined under "Results of Operations — Segment Review."

	Quarter Ended March 31,
	2017	2016
Company	12,681	13,364
Owner-operator	4,364	4,493
Total (1)	17,045	17,857
____________

(1)	Includes trucks within our non-reportable segments.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Comparison Between the Quarter Ended March 31, 2017 and March 31, 2016
The $26.7 million decrease in net income from $31.9 million for the quarter ended March 31, 2016 to $5.2 million for the same period in 2017, reflects the following:

(1)
$35.8 million decrease in Revenue xFSR — This was driven by decreases in the Truckload, Refrigerated, and non-reportable segments, partially offset by increases in Revenue xFSR in the Dedicated and Intermodal segments.

(2)
$31.8 million increase in fuel surcharge revenue — Fuel prices were higher overall during the quarter ended March 31, 2017, which had an average DOE index of $2.57, compared to $2.08 for the same period in 2016.

(3)	$20.0 million increase in fuel expense — This was primarily due to higher fuel prices.

(4)
$1.8 million decrease in purchased transportation — This was attributed to lower logistics freight volumes which decreased payments to third-party carriers, as well as a 2.2% decrease in miles driven by owner-operators. This was partially offset by an increase in fuel reimbursements to owner-operators and other third parties as a result of higher fuel prices.

(5)
$13.9 million increase in operating supplies and expenses — This was primarily due to an $11.7 million increase in legal accruals resulting from recent, unfavorable information regarding certain litigation within our Refrigerated segment.

(6)
$11.1 million decrease in income tax expense — This was primarily driven by a decrease in income before income taxes. The effective tax rate for the quarter ended March 31, 2017 was 31.3%, which was lower than our expectation of 36.0%. The difference was primarily due to certain benefits relating to stock compensation deductions due to our adoption of ASU 2016-09, partially offset by capitalized transaction costs relating to the merger with Knight, recognized as discrete items in the quarter.

The effective tax rate for the quarter ended March 31, 2016 was 29.8%, which was lower than our expectation of 38.0% The difference was primarily due to certain income tax credits received by our foreign subsidiary and a reduction in our uncertain tax position reserve, recognized as discrete items in the quarter.

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

(v)	mark-to-market adjustments on our interest rate swaps, recognized in the income statement,

(vi)
amortization of previous losses recorded in accumulated other comprehensive income (loss) related to the interest rate swaps we terminated upon our IPO and refinancing transactions in December 2010, and

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
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EPS:
Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended March 31,
	2017	2016
Diluted earnings per share	$0.04	$0.23
Adjusted for:
Income tax expense	0.02	0.10
Income before income taxes	0.06	0.33
Amortization of certain intangibles (1)	0.03	0.03
Excludable transaction costs – merger (2)	0.02	—
Adjusted income before income taxes	0.10	0.36
Provision for income tax expense at effective rate	(0.03)	(0.11)
Adjusted EPS	$0.07	$0.25

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

(2)
On April 10, 2017, Swift announced an all-stock merger agreement with Knight, which was unanimously approved by the boards of directors of Swift and Knight and is expected to close during the quarter ended September 30, 2017. The combined company will be named Knight-Swift Transportation Holdings Inc. ("Knight-Swift"). Swift incurred certain transactional expenses associated with the planned merger, which are added back for Adjusted EPS purposes.

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
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted Operating Ratio:

	Quarter Ended March 31,
	2017	2016
	(Dollars in thousands)
Operating revenue	$963,831	$967,823
Less: Fuel surcharge revenue	(92,741)	(60,910)
Revenue xFSR	$871,090	$906,913

Operating expense	$948,246	$915,340
Adjusted for:
Fuel surcharge revenue	(92,741)	(60,910)
Amortization of certain intangibles (1)	(3,912)	(3,912)
Adjusted operating expense	$851,593	$850,518
Operating Ratio	98.4%	94.6%
Adjusted Operating Ratio	97.8%	93.8%
____________

(1)	Refer to footnote (1) to the Adjusted EPS reconciliation for a description of "Amortization of certain intangibles."

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
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EBITDA:

	Quarter Ended March 31,
	2017	2016
	(In thousands)
Net income	$5,207	$31,905
Adjusted for:
Depreciation and amortization of property and equipment	67,769	66,951
Amortization of intangibles	4,204	4,204
Interest expense	7,521	8,594
Interest income	(488)	(751)
Income tax expense	2,371	13,511
EBITDA	86,584	124,414
Non-cash equity compensation (1)	2,673	1,417
Excludable transaction costs – merger (2)	2,157	—
Adjusted EBITDA	$91,414	$125,831
____________

(1)
Represents recurring non-cash equity compensation expense on a pre-tax basis. In accordance with the terms of the 2015 Agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.

(2)	Includes the item discussed in note (2) to the Non-GAAP Reconciliation: Adjusted EPS.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
We operate four reportable segments: Truckload, Dedicated, Refrigerated (formerly "Swift Refrigerated"), and Intermodal. Refer to the consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q Note 16 for descriptions of the operations of these reportable segments and Note 1 for the reorganization of the Dedicated and Refrigerated segments.
Consolidating tables for operating revenue and operating income (loss) are as follows:

	Quarter Ended March 31,
	2017	2016 (recast)
	(In thousands)
Operating revenue:
Truckload	$481,546	$492,522
Dedicated	150,836	142,911
Refrigerated	177,491	169,688
Intermodal	86,233	82,548
Subtotal	896,106	887,669
Non-reportable segments	82,714	99,248
Intersegment eliminations	(14,989)	(19,094)
Consolidated operating revenue	$963,831	$967,823

	Quarter Ended March 31,
	2017	2016 (recast)
	(In thousands)
Operating income (loss):
Truckload	$15,917	$36,287
Dedicated	11,613	18,741
Refrigerated	(6,335)	4,785
Intermodal	(109)	(2,908)
Subtotal	21,086	56,905
Non-reportable segments	(5,501)	(4,422)
Consolidated operating income	$15,585	$52,483
Our chief operating decision makers monitor the GAAP results of our reportable segments, as supplemented by certain non-GAAP information. Refer to "Non-GAAP Financial Measures" above for more details. Additionally, we use a number of primary indicators to monitor our revenue and expense performance and efficiency.
Weekly Revenue xFSR per Tractor (monitored monthly) — This is our primary measure of productivity for our Truckload, Dedicated, and Refrigerated segments. Weekly Revenue xFSR per tractor is affected by the following factors, which are typically monitored daily:

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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Deadhead Miles Percentage (monitored daily) — This is calculated by dividing the number of unpaid miles by the total number of miles driven. We monitor deadhead miles percentage in Truckload and Refrigerated, as we strive to reduce our number of deadhead miles within these segments. By balancing our freight flows and planning consecutive loads with shorter distances between the drop-off and pick-up locations, we are able to reduce the percentage of deadhead miles driven to allow for more revenue-generating miles during our drivers’ hours-of-service. This also enables us to reduce wage, fuel, and other costs associated with deadhead miles.
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
The following tables are GAAP to non-GAAP reconciliations for each reportable segment's Adjusted Operating Ratio:
Truckload Segment

	Quarter Ended March 31,
	2017	2016
	(Dollars in thousands)
Operating revenue	$481,546	$492,522
Less: Fuel surcharge revenue	(51,941)	(36,705)
Revenue xFSR	$429,605	$455,817

Operating expense	$465,629	$456,235
Adjusted for: Fuel surcharge revenue	(51,941)	(36,705)
Adjusted operating expense	$413,688	$419,530
Operating Ratio	96.7%	92.6%
Adjusted Operating Ratio	96.3%	92.0%
Dedicated Segment

	Quarter Ended March 31,
	2017	2016 (recast)
	(Dollars in thousands)
Operating revenue	$150,836	$142,911
Less: Fuel surcharge revenue	(14,011)	(9,222)
Revenue xFSR	$136,825	$133,689

Operating expense	$139,223	$124,170
Adjusted for: Fuel surcharge revenue	(14,011)	(9,222)
Adjusted operating expense	$125,212	$114,948
Operating Ratio	92.3%	86.9%
Adjusted Operating Ratio	91.5%	86.0%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Refrigerated Segment

	Quarter Ended March 31,
	2017	2016 (recast)
	(Dollars in thousands)
Operating revenue	$177,491	$169,688
Less: Fuel surcharge revenue	(15,648)	(6,699)
Revenue xFSR	$161,843	$162,989

Operating expense	$183,826	$164,903
Adjusted for: Fuel surcharge revenue	(15,648)	(6,699)
Adjusted operating expense	$168,178	$158,204
Operating Ratio	103.6%	97.2%
Adjusted Operating Ratio	103.9%	97.1%
Intermodal Segment

	Quarter Ended March 31,
	2017	2016
	(Dollars in thousands)
Operating revenue	$86,233	$82,548
Less: Fuel surcharge revenue	(10,151)	(6,692)
Revenue xFSR	$76,082	$75,856

Operating expense	$86,342	$85,456
Adjusted for: Fuel surcharge revenue	(10,151)	(6,692)
Adjusted operating expense	$76,191	$78,764
Operating Ratio	100.1%	103.5%
Adjusted Operating Ratio	100.1%	103.8%
Segment Review — Comparison Between the Quarter Ended March 31, 2017 and March 31, 2016
Truckload Segment

	Quarter Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$481,546	$492,522	$(10,976)	(2.2)%
Revenue xFSR	$429,605	$455,817	$(26,212)	(5.8)%
Operating income	$15,917	$36,287	$(20,370)	(56.1)%
Operating Ratio	96.7%	92.6%		4.1%
Adjusted Operating Ratio	96.3%	92.0%		4.3%
Weekly Revenue xFSR per tractor	$3,339	$3,292	$47	1.4%
Total loaded miles	238,218	246,137	(7,919)	(3.2)%
Deadhead miles percentage	11.6%	12.5%		(0.9)%
Average operational truck count:
Company	7,173	7,673	(500)	(6.5)%
Owner-operator	2,833	2,977	(144)	(4.8)%
Total	10,006	10,650	(644)	(6.0)%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Truckload Revenue — The decrease in operating revenue for the quarter ended March 31, 2017, as compared to the same period in 2016, consisted of a $26.2 million decrease in Revenue xFSR, partially offset by a $15.2 million increase in fuel surcharge revenue, due to higher fuel prices. The 5.8% decrease in Revenue xFSR reflects the following:

•	2.6% decrease in Revenue xFSR per loaded mile, and a

•	3.2% decrease in total loaded miles.
The increase in weekly Revenue xFSR per tractor of 1.4% reflects the following:

•	2.6% decrease in Revenue xFSR per loaded mile, noted above, partially offset by the

•	4.0% increase in loaded miles per tractor per week.
Truckload volumes and pricing continued to be challenged during the quarter ended March 31, 2017 as carrier capacity continued to exceed current demand levels. To help combat the pricing environment, we remained focused on cost control and utilization, as evidenced by the increase in loaded miles per tractor per week, above. Efforts to improve freight selection and network balance resulted in a decrease in deadhead percentage, compared to the quarter ended March 31, 2016.
Truckload Operating Income — Operating income decreased for the quarter ended March 31, 2017, as compared to the same period in 2016, which was primarily driven by the factors discussed in "Truckload Revenue," above and "Truckload Adjusted Operating Ratio," below.
Truckload Adjusted Operating Ratio — Adjusted Operating Ratio increased 430 basis points for the quarter ended March 31, 2017, as compared to the same period in 2016, primarily driven by the decrease in Revenue xFSR, discussed above. In addition to the industry challenges associated with volumes and pricing that negatively affected Revenue xFSR, the continued soft used truck market contributed to an increase in depreciation expense (due to adjusting projected residual values of certain trucks in August of 2016) and a decrease in gain on disposals of property and equipment. Additionally, insurance and claims expense as a percentage of Revenue xFSR increased during the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016.
Dedicated Segment

	Quarter Ended March 31,		Increase (Decrease)
	2017	2016 (recast)	Amount	Percentage
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$150,836	$142,911	$7,925	5.5%
Revenue xFSR	$136,825	$133,689	$3,136	2.3%
Operating income	$11,613	$18,741	$(7,128)	(38.0)%
Operating Ratio	92.3%	86.9%		5.4%
Adjusted Operating Ratio	91.5%	86.0%		5.5%
Weekly Revenue xFSR per tractor	$3,461	$3,339	$122	3.7%
Average operational truck count:
Company	2,651	2,711	(60)	(2.2)%
Owner-operator	423	368	55	14.9%
Total	3,074	3,079	(5)	(0.2)%
Dedicated Revenue — The increase in operating revenue for the quarter ended March 31, 2017, as compared to the same period in 2016, consisted of a $4.8 million increase in fuel surcharge revenue, due to higher fuel prices and a $3.1 million increase in Revenue xFSR. The 2.3% increase in Revenue xFSR was primarily driven by a 3.7% increase in weekly Revenue xFSR per tractor from improved pricing and freight mix, and was partially offset by one less calendar day in the quarter ended March 31, 2017 compared to the same quarter in 2016.
Although the quarter ended March 31, 2017 was challenging, our sales pipeline has shown signs of strengthening, resulting in an increase in the number of pending bids for new business opportunities.
Dedicated Operating Income — Operating income decreased for the quarter ended March 31, 2017, as compared to the same period in 2016, which was primarily driven by the factors discussed within "Dedicated Adjusted Operating Ratio," below, which were partially offset by the factors discussed within "Dedicated Revenue," above.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Dedicated Adjusted Operating Ratio — Adjusted Operating Ratio increased 550 basis points for the quarter ended March 31, 2017, as compared to the same period in 2016. This was primarily driven by increases in insurance and claims, rent and depreciation, and equipment maintenance expenses as a percentage of Revenue xFSR, partially due to the severe weather during the quarter.
Refrigerated Segment

	Quarter Ended March 31,		Increase (Decrease)
	2017	2016 (recast)	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$177,491	$169,688	$7,803	4.6%
Revenue xFSR	$161,843	$162,989	$(1,146)	(0.7)%
Operating (loss) income	$(6,335)	$4,785	$(11,120)	(232.4)%
Operating Ratio	103.6%	97.2%		6.4%
Adjusted Operating Ratio	103.9%	97.1%		6.8%
Weekly Revenue xFSR per tractor	$3,690	$3,574	$116	3.2%
Total loaded miles	88,235	89,134	(899)	(1.0)%
Deadhead miles percentage	7.4%	7.8%		(0.4)%
Average operational truck count:
Company	2,388	2,457	(69)	(2.8)%
Owner-operator	1,023	1,052	(29)	(2.8)%
Total	3,411	3,509	(98)	(2.8)%
Refrigerated Revenue — The increase in operating revenue for the quarter ended March 31, 2017, as compared to the same period in 2016, consisted of an $8.9 million increase in fuel surcharge revenue, due to higher fuel prices, partially offset by a $1.1 million decrease in Revenue xFSR. The 0.7% decrease in Revenue xFSR reflects the following:

•	1.0% decrease in total loaded miles, partially offset by a

•	0.3% increase in Revenue xFSR per loaded mile.
The pricing environment of the refrigerated market began showing some signs of strengthening during the quarter ended March 31, 2017. Our sales organization continues to work closely with shippers to ensure freight is appropriately priced which may result in some customer and mix shifts. These efforts, along with working to improve asset utilization contributed to lower deadhead percentage, as well as an increase in weekly Revenue xFSR per tractor of 3.2%, which was favorably impacted by a 2.9% increase in loaded miles per tractor per week and the increase in Revenue xFSR per loaded mile, noted above.

Refrigerated Operating (Loss) Income — Refrigerated recognized an operating loss for the quarter ended March 31, 2017, as compared to operating income for the same period in 2016. The unfavorable change was driven by the factors discussed within "Refrigerated Adjusted Operating Ratio," below and partially offset by by the factors discussed within "Refrigerated Revenue," above.
Refrigerated Adjusted Operating Ratio — Adjusted Operating Ratio increased 680 basis points from the quarter ended March 31, 2016 to the quarter ended March 31, 2017, which was primarily driven by an $11.7 million increase in legal accruals resulting from recent, unfavorable information regarding certain litigation within this segment.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$86,233	$82,548	$3,685	4.5%
Revenue xFSR	$76,082	$75,856	$226	0.3%
Operating loss	$(109)	$(2,908)	$2,799	(96.3)%
Operating Ratio	100.1%	103.5%		(3.4)%
Adjusted Operating Ratio	100.1%	103.8%		(3.7)%
Average operational truck count:
Company	413	474	(61)	(12.9)%
Owner-operator	85	96	(11)	(11.5)%
Total	498	570	(72)	(12.6)%
Load count	40,666	40,997	(331)	(0.8)%
Average container count	9,130	9,150	(20)	(0.2)%
Intermodal Revenue — The increase in operating revenue for the quarter ended March 31, 2017, as compared to the same period in 2016, consisted of a $3.5 million increase in fuel surcharge revenue, due to higher fuel prices, and a $0.2 million increase in Revenue xFSR. The 0.3% increase in Revenue xFSR includes the following:

•	1.1% increase in Revenue xFSR per load, partially offset by a

•	0.8% decrease in load count.
During the quarter ended March 31, 2017, we experienced strengthening in container-on-flat-car load counts. Additionally, we were awarded several new bids during the quarter ended March 31, 2017, and we believe this growth will contribute to operational efficiencies going forward.

Intermodal Operating Loss — Operating loss decreased for the quarter ended March 31, 2017, as compared to the same period in 2016. This was primarily driven by the factors discussed within "Intermodal Revenue," above and "Intermodal Adjusted Operating Ratio," below.
Intermodal Adjusted Operating Ratio — Adjusted Operating Ratio decreased 370 basis points for the quarter ended March 31, 2017, as compared to the same period in 2016. This was primarily driven by the favorable impacts from our initiatives to improve our cost infrastructure and operational efficiencies (such as dray efficiency and network optimization) and the slight increase in Revenue xFSR, discussed above.
Non-reportable Segments

	Quarter Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(In thousands)
Operating revenue	$82,714	$99,248	$(16,534)	(16.7)%
Operating loss	(5,501)	(4,422)	(1,079)	24.4%
Non-reportable Segments Revenue — Operating revenue within our non-reportable segments decreased for the quarter ended March 31, 2017, as compared to the same period in 2016. This was primarily driven by the logistics business as well as a decrease in revenue from services provided to owner-operators.
Non-reportable Segments Operating Loss — Operating loss increased for the quarter ended March 31, 2017, as compared to the same period in 2016. This was primarily driven by the decrease in operating revenue, discussed above, partially offset by a decrease in purchased transportation.

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
Consolidated Expenses — Comparison Between the Quarter Ended March 31, 2017 and March 31, 2016

	Quarter Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Salaries, wages, and employee benefits	$283,338	$288,633	$(5,295)	(1.8)%
% of operating revenue	29.4%	29.8%		(0.4)%
% of Revenue xFSR	32.5%	31.8%		0.7%
Salaries, wages, and employee benefits are primarily affected by the total number of miles driven by company drivers, the rate per mile we pay our company drivers, and employee benefits, including health care, workers' compensation, and other benefits. Typically to a lesser extent, non-driver employee headcount, compensation, and benefits affect the expense.
The decrease in salaries, wages, and employee benefits was primarily due to a 2.3% decrease in total miles driven by company drivers and a decrease in employee benefits expense during the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016.

	Quarter Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Operating supplies and expenses	$104,119	$90,215	$13,904	15.4%
% of operating revenue	10.8%	9.3%		1.5%
% of Revenue xFSR	12.0%	9.9%		2.1%
Operating supplies and expenses primarily consist of vehicle repairs and maintenance, costs associated with preparing tractors and trailers for sale or trade-in, driver expenses, driver recruiting costs, legal and professional services fees, general and administrative expenses, and other costs. Operating supplies and expenses are primarily affected by the age of our company-owned fleet of tractors and trailers, the number of miles driven in a period, driver turnover, and typically to a lesser extent by efficiency measures in our repair and maintenance shops.
The increase in operating supplies and expenses was primarily due to an $11.7 million increase in legal accruals resulting from recent, unfavorable information regarding certain litigation within our Refrigerated segment.

	Quarter Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Fuel expense	$94,961	$74,987	$19,974	26.6%
% of operating revenue	9.9%	7.7%		2.2%
% of Revenue xFSR	10.9%	8.3%		2.6%
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Fuel prices were higher overall during the three months ended March 31, 2017, which had an average DOE index of $2.57, compared to the same period in 2016, which had an average DOE index of $2.08. The increase in fuel expense was the result of these higher fuel prices, partially offset by the decrease in total miles driven by company drivers, noted above. Fuel efficiency during the quarter ended March 31, 2017 slightly improved from the same quarter in 2016.

	Quarter Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Purchased transportation expense	$265,511	$267,309	$(1,798)	(0.7)%
% of operating revenue	27.5%	27.6%		(0.1)%
% of Revenue xFSR	30.5%	29.5%		1.0%
Purchased transportation expense includes payments made to owner-operators, rail partners, and other third parties that we use for intermodal drayage and other brokered business. The decrease in the expense was attributed to lower logistics freight volumes which decreased payments to third-party carriers, as well as a 2.2% decrease in miles driven by owner-operators. This was partially offset by an increase in fuel reimbursements to owner-operators and other third parties as a result of higher fuel prices.

	Quarter Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Insurance and claims	$50,176	$47,710	$2,466	5.2%
% of operating revenue	5.2%	4.9%		0.3%
% of Revenue xFSR	5.8%	5.3%		0.5%
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
Insurance and claims expense increased, primarily due to severe weather conditions during the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016.

	Quarter Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Rental expense and depreciation and amortization of property and equipment	$123,463	$123,203	$260	0.2%
% of operating revenue	12.8%	12.7%		0.1%
% of Revenue xFSR	14.2%	13.6%		0.6%
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
Combined rental expense and depreciation and amortization of property and equipment was relatively consistent from the quarter ended March 31, 2016 to the quarter ended March 31, 2017, but increased as a percentage of Revenue xFSR over the same comparable periods. The continued soft used truck market contributed to an increase in depreciation expense (due to adjusting projected residual values of certain trucks in August of 2016), but this was partially offset by a decrease in tractor and trailer counts from March 31, 2016 to March 31, 2017.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Gain on disposal of property and equipment	$4,195	$6,326	$(2,131)	(33.7)%
% of operating revenue	0.4%	0.7%		(0.3)%
% of Revenue xFSR	0.5%	0.7%		(0.2)%
Gain on disposal of property and equipment is dependent upon the number of tractors and trailers that we have available for trade or sale during the period, execution of those sales, the type of equipment we are selling, and the used equipment market, among other things.
The decrease in gain on disposal of property and equipment was primarily driven by a decrease in volume of trailers sold, as well as lower gain on disposals of tractors, due to a soft used truck market in the quarter ended March 31, 2017, compared to the same period in 2016.
Other Expenses — The following table summarizes fluctuations in certain non-operating expenses included in our consolidated income statements for the quarter ended March 31, 2017, as compared to the quarter ended March 31, 2016.

	Quarter Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Interest expense	$7,521	$8,594	$(1,073)	(12.5)%
Merger transaction costs	$2,157	$—	$2,157	—%
Income tax expense	$2,371	$13,511	$(11,140)	(82.5)%
Interest Expense — Interest expense is comprised of debt interest expense and amortization of DLCs. The decrease in interest expense was primarily driven by overall lower debt balances during the quarter ended March 31, 2017, compared to the same period in 2016.
Merger Transaction Costs — On April 10, 2017, Swift announced an all-stock merger agreement with Knight Transportation, Inc. ("Knight"), which was unanimously approved by the boards of directors of Swift and Knight and is expected to close during the quarter ended September 30, 2017. The combined company will be named Knight-Swift Transportation Holdings Inc. ("Knight-Swift"). Swift incurred certain transactional expenses associated with the planned merger, which are included in "Merger transaction costs" in the consolidated income statement.
Income Tax Expense — The effective tax rate for the quarter ended March 31, 2017 was 31.3%, which was lower than our expectation of 36.0%. The difference was primarily due to certain benefits relating to stock compensation deductions due to our adoption of ASU 2016-09, partially offset by capitalized transaction costs relating to the merger with Knight, recognized as discrete items in the quarter. We expect the remaining 2017 quarterly GAAP effective tax rate to be 36.0%, before discrete items. The Notes to Consolidated Financial Statements in Part I, Item 1: Financial Information include additional details regarding our adoption of ASU 2016-09 and the merger with Knight in Note 1 and additional details related to income taxes in Note 5.
The effective tax rate for the quarter ended March 31, 2016 was 29.8%, which was lower than our expectation of 38.0%. The difference was primarily due to certain income tax credits received by our foreign subsidiary and a reduction in our uncertain tax position reserve, recognized as discrete items in the quarter.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
The following table presents our available sources of liquidity:

Source	March 31, 2017
(In thousands)
Cash and cash equivalents, excluding restricted cash	$61,770
Availability under Revolver, due July 2020 (1)	494,800
Availability under 2015 RSA, due January 2019 (2)	8,700
Total unrestricted liquidity	$565,270
Cash and cash equivalents – restricted (3)	54,945
Restricted investments, held to maturity, amortized cost (3)	22,859
Total liquidity, including restricted cash and restricted investments	$643,074
____________

(1)
As of March 31, 2017, we had $10.0 million in borrowings under the $600.0 million Revolver. We additionally had $95.2 million in outstanding letters of credit (discussed below), leaving $494.8 million available under the Revolver.

(2)	Based on eligible receivables at March 31, 2017, our borrowing base for the 2015 RSA was $313.7 million, while outstanding borrowings were $305.0 million, gross of DLCs.

(3)	Restricted cash and cash equivalents, and restricted short-term investments are primarily held by our captive insurance companies for claims payments.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to owner-operators, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:

•
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and fund growth in our revenue equipment fleet. We expect net cash capital expenditures throughout the remainder of 2017 to increase compared to the amount spent during the quarter ended March 31, 2017. In addition to this, we expect to continue to obtain a portion of our equipment under operating and capital leases. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.

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
There can be no assurance that we will be able to obtain additional debt under our existing financial arrangements to satisfy our ongoing capital requirements. However, we believe the combination of our expected cash flows, financing available through operating leases, which are not subject to debt incurrence baskets, the capital lease basket, available funds under the 2015 RSA, and availability under the Revolver will be sufficient to fund our expected capital expenditures for at least the next twelve months.

•
Principal and Interest Payments — As of March 31, 2017, we had material debt and capital lease obligations of $1.0 billion, which are discussed under "Material Debt Agreements," below. A significant amount of our cash flows from operations are committed to minimum payments of principal and interest on our lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.

•
Letters of Credit — Pursuant to the terms of the 2015 Agreement, our lenders may issue standby letters of credit on our behalf. When we have letters of credit outstanding, it reduces the availability under the $600.0 million Revolver. Standby letters of credit are typically issued for the benefit of third-party insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities. Our outstanding letters of credit have historically been in the range of $95.0 million to $150.0 million.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. In September 2015, the Board authorized the Company to repurchase up to $100.0 million of its outstanding Class A common stock. We finished our repurchases under this authorization in January 2016. In February 2016, the Board authorized an additional $150.0 million in Class A common stock share repurchases, of which $62.9 million remained available as of March 31, 2017. Given the pending merger with Knight, we do not anticipate any share repurchases prior to the expected close. See further details regarding our share repurchases under Note 12 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information.

Working Capital
As of March 31, 2017 and December 31, 2016, we had a working capital surplus of $185.9 million and $246.0 million, respectively.
Material Debt Agreements
As of March 31, 2017, we had $1.0 billion in material debt obligations at the following carrying values:

•	$470.5 million: Term Loan A, due July 2020, net of $1.2 million DLC

•	$304.4 million: 2015 RSA outstanding borrowings, due January 2019, net of $0.6 million DLC

•	$211.5 million: Capital lease obligations

•	$10.0 million: Revolver, due July 2020

•	$6.4 million: Other
As of December 31, 2016, we had $1.1 billion in material debt obligations at the following carrying values:

•	$492.9 million: Term Loan A, due July 2020, net of $1.3 million DLC

•	$279.3 million: 2015 RSA outstanding borrowings, due January 2019, net of $0.7 million DLC

•	$233.9 million: Capital lease obligations

•	$130.0 million: Revolver, due July 2020

•	$8.9 million: Other
Key terms and other details regarding our material debt agreements and capital leases are discussed in Notes 6, 7, 8, and 9 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information, in this Quarterly Report on Form 10-Q, incorporated by reference herein.
Capital and Operating Leases
In addition to our net cash capital expenditures, we enter into lease agreements to acquire revenue equipment, including tractors and trailers. Our tractor and trailer lease acquisitions and terminations were as follows:

	Quarter Ended March 31,
	2017	2016
	(In thousands)
Gross value of revenue equipment acquired with:
Capital leases	$—	$—
Operating leases	89,190	64,411

Originating value of terminated revenue equipment leases:
Capital leases	$23,840	$29,610
Operating leases	34,656	51,816

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Contractual Obligations
Key terms and other details regarding leases, purchase commitments, and Jerry Moyes' retirement package are included in Notes 9, 10, and 15 in the Notes to Consolidated Financial Statements, included in Part I, Item 1, which is incorporated by reference herein. "Liquidity and Capital Resources," above, includes details on other changes in our contractual obligations during the quarter ended March 31, 2017. Aside from these items, there were no material changes to the contractual obligations table, which was included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off Balance Sheet Arrangements
Information about our off balance sheet arrangements is included in Note 9 and Note 10 of the Notes to Consolidated Financial Statements, included in Part I, Item 1, which is incorporated by reference herein. See also "Contractual Obligations," above.

Cash Flow Analysis
The following table summarizes our cash flow activities for the quarter ended March 31, 2017, as compared to the quarter ended March 31, 2016.

	Quarter Ended March 31,		Favorable (Unfavorable) Cash Flow Variance
	2017	2016
	(In thousands)
Net cash provided by operating activities	$118,898	$132,115	$(13,217)
Net cash used in investing activities	(5,154)	(2,550)	(2,604)
Net cash used in financing activities	(141,365)	(94,431)	(46,934)

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The $13.2 million decrease in net cash provided by operating activities for the quarter ended March 31, 2017, as compared to the quarter ended March 31, 2016, consisted of:

Unfavorable Cash Flow Variances:

(1)	$36.9 million decrease in operating income, driven by the factors discussed in "Results of Operations — Segment Review" and "Results of Operations — Consolidated Operating and Other Expenses," above.

(2)	$9.8 million decrease in net cash related to prepaid expenses and other current assets, primarily related to changes in the income tax refund receivable balance and amortization of prepaids.

(3)	$3.1 million decrease in net cash related to other (long-term) assets, primarily associated with down payments.

(4)	$1.0 million net remaining unfavorable variance was related to various factors that had an immaterial impact on net cash provided by operating activities.

Favorable Cash Flow Variance:

(5)
$37.6 million increase in operating cash flows related to changes in accounts payable, accrued, and other liabilities, primarily due to timing differences in payments to our vendors, as well as changes in accrued liabilities balances.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The $2.6 million increase in net cash used in investing activities for the quarter ended March 31, 2017, as compared to the quarter ended March 31, 2016, consisted of:

Unfavorable Cash Flow Variance:

(1)
$7.1 million decrease in proceeds from sale of property and equipment. This was primarily driven by a decrease in proceeds from tractor sales partially due to the soft used truck market. Additionally, at the end of 2015, we had a significant backlog of tractors that were being processed for trade or sale. During the quarter ended March 31, 2016, we worked through the entire backlog, which contributed to higher proceeds from sale of property and equipment during that quarter. We also sold fewer trailers during the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016.

Favorable Cash Flow Variances:

(2)
$4.2 million favorable change in restricted cash and cash equivalents. Changes in the balance are driven by the amount and timing of future claims payments by our captive insurance companies. The restricted cash and cash equivalents balance decreased $2.1 million during the quarter ended March 31, 2017, as compared to the quarter ended March 31, 2016, when it increased $2.1 million.

(3)	$0.3 million net remaining favorable variance was related to various factors that had an immaterial impact on net cash used in investing activities.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The $46.9 million increase in net cash used in financing activities for the quarter ended March 31, 2017, as compared to the quarter ended March 31, 2016, consisted of:

Unfavorable Cash Flow Variance:

(1)
$120.0 million increase in net repayments on the revolving line of credit.  We repaid $120.0 million on the Revolver during the quarter ended March 31, 2017 and did not repay any amounts on the revolving line of credit during the quarter ended March 31, 2016.

Favorable Cash Flow Variances:

(2)
$45.0 million decrease in cash used to repurchase shares our outstanding Class A common stock. We did not repurchase any shares of our our Class A common stock during the quarter ended March 31, 2017, as compared to the quarter ended March 31, 2016, when we repurchased $45.0 million shares of our Class A common stock. See further details regarding our share repurchases under Note 12 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information.

(3)
$25.0 million favorable cash flow variance related to accounts receivable securitization. During the quarter ended March 31, 2017, we received proceeds from advances of $25.0 million under the 2015 RSA, as compared to the quarter ended March 31, 2016, when we did not borrow under the 2015 RSA.

(4)	$3.1 million net remaining favorable variance was related to various factors that had an immaterial impact on net cash used in financing activities.

Seasonality
Discussion regarding the impact of seasonality on our business is included in Note 1 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information, in this Quarterly Report on Form 10-Q, incorporated by reference herein.

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

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Recently Issued Accounting Pronouncements
See Part I, Item 1: Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's consolidated financial statements, as follows:

•	Note 1 for recently issued accounting pronouncements the Company adopted in the quarter ended March 31, 2017.

•	Note 2 for recently issued accounting pronouncements, not yet adopted by the Company as of March 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure from variable interest rates, primarily related to our 2015 Agreement and 2015 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable-rate debt (weighted average variable rate of 2.0% and 1.7% for the quarter ended March 31, 2017 and 2016, respectively). Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $7.9 million.
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, increased from an average of $2.083 per gallon for the quarter ended March 31, 2016 to an average of $2.568 per gallon for the quarter ended March 31, 2017. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of March 31, 2017 our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 11 of the notes to our consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the period ended March 31, 2017, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 should be carefully considered as these risk factors could materially affect our business, financial condition, future results and/or our ability to maintain compliance with our debt covenants. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, operating results and/or our ability to maintain compliance with our debt covenants.
Except as described below, there has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. For a detailed description of risk factors, refer to Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2016.

The proposed merger between Swift Transportation Company and Knight Transportation, Inc. may present certain risks to Swift’s business and operations.

On April 9, 2017, Swift Transportation Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Knight Transportation, Inc., an Arizona corporation (“Knight”). Pursuant to the terms of the Merger Agreement, which was approved unanimously by the boards of directors of Swift and Knight, Swift will conduct a 0.72 for 1.0 reverse stock split prior to the merger and existing Swift stockholders will retain their shares. Knight shareholders will receive 1.0 shares of Swift Transportation Company common stock in exchange for each share of Knight they hold. In addition, upon the closing of the merger, Swift will have a single class of common stock outstanding. Swift expects the transaction, which is subject to the adoption and approval of the Merger Agreement by Swift’s and Knight’s stockholders, to close in the third quarter of 2017.
The merger may present certain risks to Swift’s business and operations prior to the closing of the merger, including, among other things, the failure to consummate the proposed transaction or to make or take any filing or other action required to consummate such transaction on a timely matter or at all.
In addition, certain risks may continue to exist after the closing of the merger, including, among other things:

•
the completion of the proposed transaction on anticipated terms and timing, including obtaining shareholder and regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the new combined company’s operations and other conditions to the completion of the merger;

•	the ability of Knight and Swift to operate the business successfully and to achieve anticipated synergies;

•	potential litigation relating to the proposed transaction that could be instituted against Knight, Swift or their respective directors;

•	the risk that disruptions from the proposed transaction will harm Knight’s or Swift’s business, including current plans and operations;

•	the ability of Knight and Swift to retain and hire key personnel;

•	potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger;

•	uncertainty as to the long-term value of the combined company’s common stock;

•	continued availability of capital and financing and rating agency actions;

•	legislative, regulatory and economic developments; and

•
unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors.

Consequences of material differences in results as compared with those expected from the merger could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on Knight, Swift, and Knight-Swift financial condition, results of operations, credit rating or liquidity.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 2016, the Board authorized the Company to repurchase up to $150.0 million of its outstanding Class A common stock. There is no expiration date associated with this share repurchase authorization. As of March 31, 2017, $62.9 million shares remained available under this share repurchase authorization. The Company did not repurchase any shares of its outstanding Class A common stock during the quarter ended March 31, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

2.1	Agreement and Plan of Merger, dated as of April 9, 2017, by and among the Company, Bishop Merger Sub, Inc. and Knight	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 13, 2017

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	By-laws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

3.3	Amendment to Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on September 8, 2016

10.1	Support Agreement, dated as of April 9, 2017, by and among the Company, Gary J. Knight and The Gary J. Knight Revocable Living Trust dated May 19, 1993, as amended	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 13, 2017

10.2	Support Agreement, dated as of April 9, 2017, by and among the Company, Kevin P. Knight and The Kevin and Sydney Knight Revocable Living Trust dated March 25, 1994, as amended	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 13, 2017

10.3
Stockholders Agreement, dated as of April 9, 2017 among the Company (to be renamed Knight-Swift Transportation Holdings Inc.), Jerry Moyes, Vickie Moyes, Jerry and Vickie Moyes Family Trust Dated 12/11/87, an Arizona grantor trust, LynDee Moyes Nester, Michael Moyes, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 13, 2017

10.4
Stockholders Agreement, dated as of April 9, 2017, among the Company (to be renamed Knight-Swift Transportation Holdings Inc.), Gary J. Knight, The Gary J. Knight Revocable Living Trust dated May 19, 1993, as amended, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 13, 2017

10.5
Stockholders Agreement, dated as of April 9, 2017, among the Company (to be renamed Knight-Swift Transportation Holdings Inc.), Kevin P. Knight and The Kevin and Sydney Knight Revocable Living Trust dated March 25, 1994, as amended, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 13, 2017

10.6	Letter Agreement, dated as of April 9, 2017, by and between the Company and Jerry Moyes	Incorporated by reference to Exhibit 10.6 of Form 8-K filed on April 13, 2017

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SWIFT TRANSPORTATION COMPANY

Date:	May 2, 2017	/s/ Richard Stocking
Richard Stocking
Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2017	/s/ Virginia Henkels
Virginia Henkels
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)