Form 10-Q
period 2017-06-30
SWIFT TRANSPORTATION Co
filed 2017-07-24
CIK 1492691

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
For the quarterly period ended June 30, 2017
or
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant’s Class A common stock as of July 17, 2017 was 84,171,377 and the number of outstanding shares of the registrant’s Class B common stock as of July 17, 2017 was 49,741,938.

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

2015 RSA	Third Amendment to Amended and Restated Receivables Sale Agreement, entered into in 2015 by SRCII (defined below), with unrelated financial entities, "The Purchasers"
2015 Agreement	The Company's Fourth Amended and Restated Credit Agreement
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Swift's Board of Directors
CSA	Compliance Safety Accountability
Deadhead	Tractor movement without hauling freight (unpaid miles driven)
DLC	Deferred Loan Cost
DOE	United States Department of Energy
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization (a non-GAAP measure)
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
GAAP	United States Generally Accepted Accounting Principles
IEL	Interstate Equipment Leasing, LLC (formerly Interstate Equipment Leasing, Inc.)
IPO	Initial Public Offering
Knight	Knight Transportation, Inc.
LIBOR	London InterBank Offered Rate

Table of Contents

SWIFT TRANSPORTATION COMPANY

GLOSSARY OF TERMS — CONTINUED
The following glossary provides definitions for certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Moyes Affiliates	Jerry Moyes, Vickie Moyes, The Jerry and Vickie Moyes Family Trust dated December 11, 1987, and various Moyes children’s trusts
NASDAQ	National Association of Securities Dealers Automated Quotations
NLRB	National Labor Relations Board
Quarter or QTD	Quarter-to-date, or three months ended
Revenue xFSR	Revenue, Excluding Fuel Surcharge Revenue
Revolver	Revolving line of credit under the 2015 Agreement
SEC	United States Securities and Exchange Commission
SRCII	Swift Receivables Company II, LLC
Term Loan A	The Company's first lien term loan A under the 2015 Agreement
The Purchasers	Unrelated financial entities in the 2013 RSA and 2015 RSA, which were accounts receivable securitization agreements entered into by SRCII
YTD	Year-to-date, or six months ended

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$42,884	$89,391
Cash and cash equivalents – restricted	58,994	57,046
Restricted investments, held to maturity, amortized cost	22,025	22,717
Accounts receivable, net	401,261	408,593
Equipment sales receivable	444	—
Income tax refund receivable	2,766	206
Inventories and supplies	16,699	16,630
Assets held for sale	1,652	6,969
Prepaid taxes, licenses, insurance, and other	45,796	47,038
Current portion of notes receivable	5,805	6,961
Total current assets	598,326	655,551
Property and equipment, at cost:
Revenue and service equipment	2,214,224	2,266,137
Land	132,335	132,084
Facilities and improvements	288,626	281,390
Furniture and office equipment	110,043	113,880
Total property and equipment	2,745,228	2,793,491
Less: accumulated depreciation and amortization	(1,286,656)	(1,244,890)
Net property and equipment	1,458,572	1,548,601
Other assets	22,636	21,953
Intangible assets, net	257,898	266,305
Goodwill	253,256	253,256
Total assets	$2,590,688	$2,745,666
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,731	$115,063
Accrued liabilities	142,405	132,712
Current portion of claims accruals	87,275	80,866
Current portion of long-term debt	3,419	8,459
Current portion of capital lease obligations	45,194	72,473
Total current liabilities	412,024	409,573
Revolving line of credit	—	130,000
Long-term debt, less current portion	449,268	493,346
Capital lease obligations, less current portion	143,648	161,463
Claims accruals, less current portion	173,269	165,726
Deferred income taxes	398,083	427,722
Accounts receivable securitization	294,464	279,285
Other liabilities	4,792	6,296
Total liabilities	1,875,548	2,073,411
Commitments and Contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Class A common stock, par value $0.01 per share; authorized 500,000,000 shares; 84,179,118 and 83,299,118 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	842	833
Class B common stock, par value $0.01 per share; authorized 250,000,000 shares; 49,741,938 shares issued and outstanding as of June 30, 2017 and December 31, 2016	497	497
Additional paid-in capital	695,276	701,065
Retained earnings (Accumulated deficit)	18,423	(30,242)
Noncontrolling interest	102	102
Total stockholders’ equity	715,140	672,255
Total liabilities and stockholders’ equity	$2,590,688	$2,745,666
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Operating revenue:
Revenue, excluding fuel surcharge revenue	$898,945	$935,409	$1,770,035	$1,842,322
Fuel surcharge revenue	94,113	76,445	186,854	137,355
Operating revenue	993,058	1,011,854	1,956,889	1,979,677
Operating expenses:
Salaries, wages, and employee benefits	284,437	287,100	567,775	575,733
Operating supplies and expenses	87,952	87,220	192,071	177,435
Fuel	94,485	87,371	189,446	162,358
Purchased transportation	275,380	283,602	540,891	550,911
Rental expense	57,385	57,070	113,079	113,322
Insurance and claims	52,070	45,806	102,246	93,516
Depreciation and amortization of property and equipment	62,353	64,688	130,122	131,639
Amortization of intangibles	4,203	4,203	8,407	8,407
Impairments	187	—	187	—
Gain on disposal of property and equipment	(3,438)	(4,963)	(7,633)	(11,289)
Communication and utilities	8,145	6,947	16,648	13,847
Operating taxes and licenses	17,738	18,605	35,904	37,110
Total operating expenses	940,897	937,649	1,889,143	1,852,989
Operating income	52,161	74,205	67,746	126,688
Other expenses (income):
Interest expense	6,862	7,567	14,383	16,161
Interest income	(581)	(636)	(1,069)	(1,387)
Merger transaction costs	5,157	—	7,314	—
Legal settlements and reserves	—	3,000	—	3,000
Other income, net	(1,195)	(1,094)	(2,378)	(1,870)
Total other expenses, net	10,243	8,837	18,250	15,904
Income before income taxes	41,918	65,368	49,496	110,784
Income tax expense	15,621	22,472	17,992	35,983
Net income	$26,297	$42,896	$31,504	$74,801
Basic earnings per share	$0.20	$0.32	$0.24	$0.55
Diluted earnings per share	$0.20	$0.32	$0.23	$0.55
Shares used in per share calculations:
Basic	133,544	134,439	133,347	135,476
Diluted	134,507	135,651	134,365	136,745
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balances, December 31, 2016	83,299,118	$833	49,741,938	$497	$701,065	$(30,242)	$102	$672,255
Common stock issued under stock plans	852,214	9			6,296			6,305
Stock-based compensation expense					4,118	368		4,486
Excess tax benefit from stock-based compensation					(16,793)	16,793		—
Shares issued under employee stock purchase plan	27,786	—			590			590
Net income						31,504		31,504
Balances, June 30, 2017	84,179,118	$842	49,741,938	$497	$695,276	$18,423	$102	$715,140
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Year-to-Date June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$31,504	$74,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	138,529	140,046
Amortization of debt issuance costs, and other	670	667
Gain on disposal of property and equipment, less write-off of totaled tractors	(6,011)	(9,632)
Impairments	187	—
Deferred income taxes	(29,941)	(18,239)
Reduction of losses on accounts receivable	(897)	(1,245)
Stock-based compensation expense	4,715	3,541
Increase (decrease) in cash resulting from changes in:
Accounts receivable	8,229	6,244
Inventories and supplies	(69)	2,588
Prepaid expenses and other current assets	(1,318)	12,650
Other assets	108	2,562
Accounts payable, and accrued and other liabilities	37,256	29,987
Net cash provided by operating activities	182,962	243,970
Cash flows from investing activities:
(Increase) decrease in cash and cash equivalents – restricted	(1,948)	132
Proceeds from maturities of investments	13,175	13,289
Purchases of investments	(12,623)	(12,997)
Proceeds from sale of property and equipment	56,684	71,315
Capital expenditures	(86,919)	(68,962)
Payments received on notes receivable	4,868	2,961
Expenditures on assets held for sale	(8,363)	(12,503)
Payments received on assets held for sale	9,553	12,620
Net cash (used in) provided by investing activities	(25,573)	5,855
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(94,398)	(112,528)
Net repayments on revolving line of credit	(130,000)	(115,000)
Borrowings under accounts receivable securitization	60,000	100,000
Repayment of accounts receivable securitization	(45,000)	(25,000)
Proceeds from common stock issued	6,895	3,681
Repurchases of Class A common stock	—	(90,000)
Share withholding for taxes due on equity awards	(1,393)	(436)
Net cash used in financing activities	(203,896)	(239,283)
Net (decrease) increase in cash and cash equivalents	(46,507)	10,542
Cash and cash equivalents at beginning of period	89,391	107,590
Cash and cash equivalents at end of period	$42,884	$118,132
 See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(UNAUDITED)

	Year-to-Date June 30,
	2017	2016
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,904	$15,913
Income taxes	49,622	30,485
Non-cash investing activities:
Equipment purchase accrual	$16,842	$3,759
Notes receivable from sale of assets	4,592	288
Equipment sales receivables	444	1,197
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
Description of Business
Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. As of June 30, 2017, the Company's fleet of revenue equipment included 18,612 tractors (comprised of 14,130 company tractors and 4,482 owner-operator tractors), 62,580 trailers, and 9,130 intermodal containers. The Company’s four reportable segments are Truckload, Dedicated, Refrigerated (formerly "Swift Refrigerated"), and Intermodal.
Merger
On April 10, 2017, Swift announced an all-stock merger agreement with Knight, which was unanimously approved by the board of directors of each company and is expected to close during the quarter ended September 30, 2017. The combined company will be named Knight-Swift Transportation Holdings Inc. ("Knight-Swift"). Knight is expected to be the accounting acquirer. Under the terms of the definitive agreement, each Swift share will convert into 0.72 shares of Knight-Swift by means of a reverse stock split. Each share of Knight will be exchanged for one Knight-Swift share. Based on the $30.65 closing price of Knight shares on April 7, 2017, the last trading day prior to the announcement, the implied value per share of Swift is $22.07. Upon closing of the transaction, Swift stockholders will own approximately 54.0% and Knight stockholders will own approximately 46.0% of the combined company. Based on Knight’s closing share price on April 7, 2017, the number of combined company shares expected to be outstanding after closing and the combined net debt of Swift and Knight as of December 31, 2016, the combined company would have an implied enterprise value of approximately $6.0 billion.
The merger agreement provides for certain termination rights for both Knight and Swift. Upon termination of the merger agreement under certain specified circumstances, Swift may be required to pay Knight a termination fee of $89.1 million and Knight may be required to pay Swift a termination fee of $75.3 million. In addition, if the merger agreement is terminated because of a failure of either Knight’s or Swift’s stockholders to approve the transactions contemplated by the merger agreement, the other party may be required to reimburse transaction expenses up to $10.0 million.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

Changes in Presentation
Segment Reorganization — During the quarter ended March 31, 2017, the Company reorganized its reportable segments to reflect management’s revised reporting structure of its Dedicated and Refrigerated (formerly “Swift Refrigerated”) reportable segments.  In connection with the reorganization, the operations of the Company's dedicated grocery line of business, which were previously reported within the Company’s Dedicated segment, are now reported within the Company's Refrigerated segment.  This resulted in all temperature-controlled lines of business reporting under the Refrigerated segment. Prior periods have been retrospectively adjusted to align with the current period presentation.
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

Upon adoption, the Company reclassified approximately $16.8 million in historical net tax benefit/deficiency amounts previously recorded within "Additional paid-in capital" into "Accumulated deficit." Starting January 1, 2017, tax benefit/deficiency amounts are recorded in "Income tax expense" in the consolidated income statements.

•
Classification of Excess Tax Benefits on the Statement of Cash Flows: Excess tax benefits should be classified along with other income tax cash flows as an operating activity. Application is permitted to be prospective or retrospective.

GAAP previously required classification within cash flows from financing activities. The Company retrospectively adjusted the year-to-date June 30, 2016 statement of cash flows to align with the current period presentation by increasing cash flows from operating activities by $0.5 million and correspondingly decreasing cash flows from financing activities by $0.5 million, reflecting the amount of excess tax benefits previously presented for that period.

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

In 2016, the Company began allowing certain members of management to have shares withheld for taxes when their restricted stock awards and performance units vest. As such, upon adopting the amendments in this ASU, the Company reclassified the amounts out of cash flows from operating activities and into cash flows from financing activities for year-to-date June 30, 2016 to align with the current period presentation. For year-to-date June 30, 2016, the amount was approximately $0.4 million.

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

Note 3 — Restricted Investments
The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company’s restricted investments:

	June 30, 2017
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
United States corporate securities	$16,056	$—	$(12)	$16,044
Municipal bonds	4,689	1	(1)	4,689
Negotiable certificate of deposits	1,280	—	—	1,280
Restricted investments, held to maturity	$22,025	$1	$(13)	$22,013

	December 31, 2016
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
United States corporate securities	$16,432	$—	$(23)	$16,409
Municipal bonds	4,760	—	(6)	4,754
Negotiable certificate of deposits	1,525	—	—	1,525
Restricted investments, held to maturity	$22,717	$—	$(29)	$22,688
Refer to Note 14 for additional information regarding fair value measurements of restricted investments.
As of June 30, 2017, the contractual maturities of the restricted investments were one year or less. There were 26 securities and 42 securities that were in an unrealized loss position for less than twelve months as of June 30, 2017 and December 31, 2016, respectively. The Company did not recognize any impairment losses for year-to-date June 30, 2017 or 2016.

Note 4 — Goodwill and Other Intangible Assets
There were no goodwill impairments recorded year-to-date June 30, 2017 or 2016. Other intangible asset balances were as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Customer Relationships:
Gross carrying value	$275,324	$275,324
Accumulated amortization	(198,463)	(190,056)
Customer relationships, net	76,861	85,268
Trade Name:
Gross carrying value	181,037	181,037
Intangible assets, net	$257,898	$266,305

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table presents amortization of intangible assets related to the 2007 Transactions and intangible assets existing prior to the 2007 Transactions:

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016	2017	2016
	(In thousands)
Amortization of intangible assets related to the 2007 Transactions	$3,912	$3,912	$7,824	$7,824
Amortization related to intangible assets existing prior to the 2007 Transactions	291	291	583	583
Amortization of intangibles	$4,203	$4,203	$8,407	$8,407

Note 5 — Income Taxes
Effective Tax Rate — The effective tax rate for the quarter ended June 30, 2017 was 37.3%, which was higher than management's expectation of 36.0%. The difference was primarily due to transaction costs relating to the merger with Knight capitalized for tax purposes, partially offset by benefits relating to stock compensation deductions recognized as discrete items in the quarter. Refer to Note 1 for further details regarding the Company's merger with Knight.
The effective tax rate for the quarter ended June 30, 2016 was 34.4%, which was lower than management's expectation of 37.5%, primarily due to additional Federal income tax credits realized as discrete items in the quarter.
The year-to-date June 30, 2017 effective tax rate was 36.4%, which was higher than management's expectation of 36.0%. The difference was primarily due to transaction costs relating to the merger with Knight capitalized for tax purposes, partially offset by benefits relating to stock compensation deductions recognized as discrete items in the period.
The year-to-date June 30, 2016 effective tax rate was 32.5%, which was lower than management's expectation of 37.5%, primarily due to certain income tax credits in the Company's foreign and domestic subsidiaries and a reduction in the uncertain tax position reserve, realized as discrete items.
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits as of June 30, 2017 and December 31, 2016 were approximately $0.4 million and $0.4 million, respectively. The Company does not anticipate a decrease of unrecognized tax benefits during the next twelve months.
Tax Examinations — Certain of the Company’s subsidiaries are currently under examination by various state jurisdictions for tax years ranging from 2012 through 2015. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Years subsequent to 2012 remain subject to examination.

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
As of June 30, 2017 and December 31, 2016, interest accrued on the aggregate principal balance at a rate of 1.8% and 1.3%, respectively. Program fees and unused commitment fees are recorded in "Interest expense" in the consolidated income statements. The Company incurred program fees of $1.6 million and $1.0 million related to the 2015 RSA during the quarter ended June 30, 2017 and 2016, respectively. The Company incurred program fees of $3.0 million and $1.9 million related to the 2015 RSA during year-to-date June 30, 2017 and 2016, respectively.
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

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Debt and Financing
Other than the Company’s accounts receivable securitization, as discussed in Note 6, and its outstanding capital lease obligations as discussed in Note 9, the Company's long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Term Loan A, due July 2020, net of $1,151 and $1,338 DLCs as of June 30, 2017 and December 31, 2016, respectively (1)	$448,849	$492,912
Other	3,838	8,893
Long-term debt	452,687	501,805
Less: current portion of long-term debt	(3,419)	(8,459)
Long-term debt, less current portion	$449,268	$493,346

	June 30, 2017	December 31, 2016
	(In thousands)
Long-term debt	$452,687	$501,805
Revolver, due July 2020 (1) (2)	—	130,000
Long-term debt, including revolving line of credit	$452,687	$631,805
____________

(1)	Refer to Note 14 for information regarding the fair value of long-term debt.

(2)
The Company also had outstanding letters of credit under the Revolver, primarily related to workers' compensation and self-insurance liabilities of $89.4 million at June 30, 2017 and $97.0 million at December 31, 2016.

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
____________

(1)
The interest rate margin for the Term Loan A and Revolver is based on the Company's consolidated leverage ratio. As of June 30, 2017, interest accrued at 2.62% on the Term Loan A and 2.49% on the Revolver. As of December 31, 2016, interest accrued at 2.18% on the Term Loan A and 2.18% on the Revolver.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

(2)
The commitment fee for the unused portion of the Revolver is based on the Company's consolidated leverage ratio and ranges from 0.25% to 0.35%. As of June 30, 2017, commitment fees on the unused portion of the Revolver accrued at 0.25% and outstanding letter of credit fees accrued at 1.50%. As of December 31, 2016, commitment fees on the unused portion of the Revolver accrued at 0.25% and outstanding letter of credit fees accrued at 1.50%.

(3)
Commencing in March 2017, the minimum required quarterly payment amount on the Term Loan A was $12.3 million, at which it would have remained until final maturity. However, as of January 2017, the Company has voluntarily prepaid all minimum quarterly principal payments through final maturity.

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

Note 8 — Deferred Loan Costs
The following table presents the classification of DLCs in the Company's consolidated balance sheets:

	June 30, 2017	December 31, 2016
	(In thousands)
ASSETS:
Other assets	$1,005	$1,169
LIABILITIES:
Long-term debt, less current portion	1,151	1,338
Accounts receivable securitization	536	715
Total DLCs	$2,692	$3,222

Note 9 — Leases
The Company finances a portion of its revenue equipment under capital and operating leases and certain terminals under operating leases.
Capital Leases (as Lessee) — The Company’s capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term. Certain leases contain renewal or fixed price purchase options. The present value of obligations under capital leases is included under "Current portion of capital lease obligations" and "Capital lease obligations, less current portion" in the consolidated balance sheets. As of June 30, 2017, the leases were collateralized by revenue equipment with a cost of $260.8 million and accumulated amortization of $78.9 million. As of December 31, 2016, the leases were collateralized by revenue equipment with a cost of $319.8 million and accumulated amortization of $97.0 million. Amortization of equipment under capital leases is included in "Depreciation and amortization of property and equipment" in the Company’s consolidated income statements.
Operating Leases (as Lessee) — Rent expense related to operating leases was $57.4 million and $57.1 million for the quarter ended June 30, 2017 and 2016, respectively. Year-to-date June 30, 2017 and 2016 rent expense related to operating leases was $113.1 million and $113.3 million, respectively.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 10 — Purchase Commitments
As of June 30, 2017, the Company's outstanding commitments to acquire revenue equipment were as follows:

•	remainder of 2017: $276.0 million ($208.2 million of which were tractor commitments), and

•	thereafter: none.
The Company typically has the option to cancel tractor purchase orders with 60 to 90 days' notice prior to the scheduled production, although there is a certain group of tractors we are committed to purchase in 2017 that cannot be canceled (even with advance notice). The notice period to cancel currently committed tractor purchase orders has lapsed for 90.7% of the total tractor commitments outstanding as of June 30, 2017. Purchases are expected to be financed by the combination of operating leases, capital leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of June 30, 2017, the Company's outstanding purchase commitments to acquire facilities, information technology, and other non-revenue equipment were as follows:

•	remainder of 2017: $6.6 million

•	2018 and 2019: $8.8 million,

•	2020 and 2021: $3.5 million, and

•	thereafter: $0.4 million.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

EMPLOYEE COMPENSATION AND PAY PRACTICES MATTERS
Aggregate information regarding accruals for the below employee compensation and pay practices matters:
Aggregate accrual	Aggregate range of loss in excess of accrual			Explanation if no accrual has been made
$0.5 million	$—	-	$—	For certain matters, it is not probable that a loss was incurred and/or the amount of loss cannot be reasonably estimated. For those matters, no accrual has been made.

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
Recent Developments and Current Status
Before and during 2016, the Rudsell, Peck, Peck PAGA, Mares, McKinsty, and Nilsen complaints were stayed, pending resolution of earlier-filed cases. In May 2016, the Burnell plaintiffs were denied class certification. Their subsequent petition to appeal the decertification order was also denied. Following the Burnell plaintiffs' failure to certify the class, the stays on certain cases were lifted. The Peck case is currently in discovery. The parties in the Mares and McKinsty cases completed class certification briefing during the first half of 2017.  On May 15, 2017, the court held oral argument on both the Mares and McKinsty Motions for Class Certification.  On May 23, 2017, the court denied the Mares Motion for Class Certification.  The Mares plaintiffs have filed a petition with the Ninth Circuit Court of Appeals to appeal the court’s denial of class certification.  On July 13, 2017, the court denied the McKinsty Motion for Class Certification. Based on the current procedural nature of the cases, the final disposition of the matter and impact to the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

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
Recent Developments and Current Status
On July 17, 2017, the Fritsch plaintiffs filed their motion for class certification. The Barker complaint is currently in discovery. The Company retains all of its defenses against liability and damages related to these lawsuits. Additionally, the Company intends to vigorously defend against the merits of the claims and to challenge certification. The final disposition of these matters and the impact on the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

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
Recent Developments and Current Status
In March 2016, the Company filed a motion to dismiss the plaintiff's overtime claims, which was granted by the district court in May 2016. The parties completed briefing on the plaintiff's Motion for Conditional Class Certification and are awaiting a ruling on the Motion from the Court. The Company retains all of its defenses against liability and damages for the remaining claims. Additionally, the Company intends to vigorously defend against the merits of the claims and to challenge certification. The final disposition of the matter and the impact on the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

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
Recent Developments and Current Status
The parties in the Slack matter recently completed dispositive motion briefing. On June 15, 2017, the parties engaged in a mediation, but it was unsuccessful. The case is scheduled for trial in September 2017. The parties in the Hedglin matter will be preparing class certification briefing beginning in August 2017. The Company retains all of its defenses against liability and damages for both matters. Additionally, the Company intends to vigorously defend against the merits of the claims and to challenge certification. The final disposition of the matter and the impact on the Company cannot be determined at this time. The likelihood that a loss has been incurred is probable.

___________

(1)	Individually and on behalf of all others similarly situated.

(2)	Peck Private Attorneys General Act ("PAGA") complaint.

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
Recent Developments and Current Status
In June 2016, mediation commenced, but there was ultimately no settlement of the matter. In October 2016, the arbitrator ruled that approximately 1,300 Central Refrigerated Service, Inc. drivers were improperly classified as independent contractors, when they should have been classified and compensated as employees. The arbitrator ruled that damages could ultimately be assessed in a collective proceeding and denied the Company's motion to decertify the collective proceeding. Based upon the October 2016 arbitration ruling, the Company increased its legal accrual related to this matter for the quarter ended September 30, 2016. On April 14, 2017, the Company proposed a tentative settlement arrangement, which was finalized by and between the parties on April 28, 2017, subject to final court approval. As such, the Company further increased its legal accrual for the quarter ended March 31, 2017. The likelihood that a loss has been incurred is probable.

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
Recent Developments and Current Status
On May 2, 2017, the court certified the class. The parties will next move into merits discovery. The Company retains all of its defenses against liability and damages. Additionally, the Company intends to vigorously defend against the merits of the claims. The final disposition of the matter and the impact on the Company cannot be determined at this time. The likelihood that a loss has been incurred is remote.

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
Recent Developments and Current Status
Litigation is at a very preliminary stage and no trial date has been set. The plaintiff's renewed motion for class certification was denied by the court on July 6, 2017. The Company intends to vigorously defend against the merits of the plaintiff's claims and to oppose certification of any class of plaintiffs. The final disposition of this case and the financial impact cannot be determined at this time. The likelihood that a loss has been incurred is remote.

___________

(1)	Individually and on behalf of all others similarly situated.

SHAREHOLDER MATTERS
Aggregate information regarding accruals for the below shareholder matters:
Aggregate accrual	Aggregate range of loss in excess of accrual			Explanation if no accrual has been made
$—	$—	-	$—	It is not probable that a loss was incurred and/or the amount of loss cannot be reasonably estimated for these matters.

Securities Trading Policy Civil Lawsuit
The complaint, initially filed as a confidential filing, is a purported derivative action alleging that the individual members of the Company's Board breached their fiduciary duties related to the Company's administration of its Securities Trading Policy and certain compensation actions related to Jerry Moyes.

Plaintiff(s)	Defendant(s)		Date instituted	Court or agency currently pending in
Shiva Stein (1)	Jerry Moyes et al. and Swift Transportation Company as nominal defendant		February 9, 2017	Court of Chancery of the State of Delaware
Recent Developments and Current Status
The Company filed a motion to dismiss the case, which was fully briefed and argued before the court. On July 19, 2017, the court dismissed the case. The likelihood that a loss has been incurred is remote.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Complaints Regarding the Knight-Swift Merger
The plaintiffs are company shareholders who allege that the defendants violated federal securities laws by filing a false and misleading Form S-4 Registration Statement with the SEC in connection with the proposed merger between the Company and Knight Transportation, Inc.

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Matthew Sciabacucchi	Swift Transportation Company, Richard H. Dozer, Glenn Brown, José Cárdenas, Jerry Moyes, William Riley III, David Vander Ploeg, Bishop Merger Sub, Inc., and Knight Transportation, Inc.	May 31, 2017	United States District Court for the District of Arizona

Gaylen A. Peterson	Swift Transportation Company, Richard H. Dozer, Glenn Brown, José Cárdenas, Jerry Moyes, William Riley III, and David Vander Ploeg	June 29, 2017	United States District Court for the District of Arizona
Recent Developments and Current Status
The Company has been served with the complaint for the Sciabacucchi matter and is in the process of preparing a response. The final disposition of these matters and the impact on the Company cannot be determined at this time. The likelihood that a loss has been incurred is probable, but not yet estimable.

___________

(1)	Derivatively on behalf of Swift Transportation Company
Other Contingencies
Demand for Inspection of Books and Records — During 2016, the Company received several shareholder demands requesting to inspect the Company's books and records, pursuant to Section 220 of the Delaware General Corporation Law ("Section 220").  The demands relate to the shareholders' alleged investigation pertaining to whether the Board and Jerry Moyes have breached their fiduciary duties with respect to matters that have been publicly disclosed concerning the Company's securities trading policy, limitations on the pledging of Company stock on margin, share repurchases, the status of Board members as independent directors, and other related matters. The Company has responded to the shareholders' requests received thus far. See related stockholder derivative lawsuit, above: Shiva Stein derivatively on behalf of Swift Transportation Company v. Jerry Moyes et al. and Swift Transportation Company as nominal defendant.
In February 2017, the Company received a shareholder demand under Section 220 for books and records related to an alleged investigation into whether the Board breached its fiduciary duties in connection with the September 8, 2016 retirement agreement between the Company and Mr. Moyes. The Company has responded to this request.
Any future disposition or resolution of these matters cannot be determined at this time.
Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, and experience damage, mechanical failures, and cargo issues as an incidental part of its normal course of operations.  From time to time, these matters result in the discharge of diesel fuel, motor oil, or other hazardous materials into the environment.  Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges.  As of June 30, 2017, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $1.0 million in the aggregate for all current and prior year claims.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Share Repurchase Programs
The following table presents the Company's repurchases of its Class A common stock under the respective share repurchase programs, net of advisory fees:

		Quarter Ended June 30,		Year-to-Date June 30,
Share Repurchase Program		2016		2016
Authorized Amount	Board Approval Date	Shares	Amount	Shares	Amount
(In thousands)
$100,000	September 24, 2015	—	$—	2,221	$30,000
$150,000	February 22, 2016	2,828	$45,000	3,731	$60,000
		2,828	$45,000	5,952	$90,000
No share repurchases were made year-to-date June 30, 2017. As of June 30, 2017 and December 31, 2016, $62.9 million of shares remained available under the $150.0 million share repurchase program and no shares remained available under the $100.0 million share repurchase program.

Note 13 — Weighted Average Shares Outstanding
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016	2017	2016
	(In thousands)
Basic weighted average common shares outstanding	133,544	134,439	133,347	135,476
Dilutive effect of stock options	963	1,212	1,018	1,269
Diluted weighted average common shares outstanding	134,507	135,651	134,365	136,745
Anti-dilutive shares excluded from the dilutive-effect calculation (1)	86	637	152	643
____________

(1)	Shares were excluded from the dilutive-effect calculation because the outstanding options' exercise prices were greater than the average market price of the Company's common shares during the period.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Restricted investments (1)	$22,025	$22,013	$22,717	$22,688
Financial Liabilities:
Term Loan A, due July 2020 (2)	448,849	450,000	492,912	494,250
2015 RSA, due January 2019 (3)	294,464	295,000	279,285	280,000
Revolver, due July 2020	—	—	130,000	130,000
____________
The carrying amounts of the financial instruments shown in the table are included in the consolidated balance sheets, as follows:

(1)	Restricted investments are included in "Restricted investments, held to maturity, amortized cost."

(2)
Carrying value is net of $1.2 million and $1.3 million DLCs as of June 30, 2017 and December 31, 2016, respectively. The Term Loan A is included in "Long-term debt, less current portion," as the Company has voluntarily prepaid all minimum quarterly principal payments through final maturity.

(3)	Carrying value is net of $0.5 million and $0.7 million DLCs as of June 30, 2017 and December 31, 2016, respectively.
Recurring Fair Value Measurements — As of June 30, 2017 and December 31, 2016, no major categories of assets or liabilities included in the Company's consolidated balance sheets at estimated fair value were measured on a recurring basis.
Nonrecurring Fair Value Measurements — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of June 30, 2017 and December 31, 2016:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gains (Losses)
	(In thousands)
As of June 30, 2017
Equipment (1)	$625	$—	$—	$625	$(187)
As of December 31, 2016
Software (2)	$—	$—	$—	$—	$(520)
Equipment (3)	1,963	—	—	1,963	(250)
____________

(1)
During the quarter ended June 30, 2017, management reassessed the fair value of certain IEL tractors, which had a total book value of $0.8 million, determining that there was a pre-tax impairment loss of $0.2 million. The impairment loss was recorded in "Impairments" within operating income in the consolidated income statement.

(2)
During the three months ended December 31, 2016, certain operations software related to the Company's logistics business was determined to be fully impaired based on a significant decrease in the expected useful life of the software. This resulted in a pre-tax impairment loss of $0.5 million, which was recorded in "Impairments" within operating income in the consolidated income statement.

(3)
During the three months ended December 31, 2016, management reassessed the fair value of certain IEL tractors, which had a total book value of $2.2 million, determining that there was a pre-tax impairment loss of $0.3 million. The impairment loss was recorded in "Impairments" within operating income in the consolidated income statement.

As of June 30, 2017 and December 31, 2016, there were no liabilities on the Company's consolidated balance sheets estimated at fair value that were measured on a nonrecurring basis.

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
The following schedule is a rollforward of the accrued liability for the consulting fees:

June 30, 2017
(In thousands)
Accrued consulting fees – Jerry Moyes, December 31, 2016 (1)	$6,675
Additions to accrual	—
Less: payments	(1,025)
Accrued consulting fees – Jerry Moyes, June 30, 2017 (1)	$5,650
____________

(1)
The balance is included in "Other liabilities" (noncurrent) and "Accrued liabilities" (current) in the consolidated balance sheet, based on the timing of the expected payments. The $0.3 million impact of the equity award modification is excluded from the accrual balance because it is classified as "Additional paid-in capital" in the consolidated balance sheet.

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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following tables present the company's financial information by segment:

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016 (recast)	2017	2016 (recast)
Operating revenue:	(In thousands)
Truckload	$492,241	$517,593	$973,787	$1,010,115
Dedicated	157,727	146,119	308,563	289,030
Refrigerated	182,859	178,162	360,350	347,850
Intermodal	92,155	90,066	178,388	172,614
Subtotal	924,982	931,940	1,821,088	1,819,609
Non-reportable segments	83,818	99,315	166,532	198,563
Intersegment eliminations	(15,742)	(19,401)	(30,731)	(38,495)
Consolidated operating revenue	$993,058	$1,011,854	$1,956,889	$1,979,677

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016 (recast)	2017	2016 (recast)
Operating income (loss):	(In thousands)
Truckload	$29,280	$50,475	$45,197	$86,762
Dedicated	18,983	20,518	30,596	39,259
Refrigerated	8,290	12,735	1,955	17,520
Intermodal	1,499	903	1,390	(2,005)
Subtotal	58,052	84,631	79,138	141,536
Non-reportable segments	(5,891)	(10,426)	(11,392)	(14,848)
Consolidated operating income	$52,161	$74,205	$67,746	$126,688

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016 (recast)	2017	2016 (recast)
Depreciation and amortization of property and equipment:	(In thousands)
Truckload	$28,098	$30,570	$60,032	$61,853
Dedicated	12,427	11,773	25,509	23,790
Refrigerated	8,234	8,421	17,241	17,396
Intermodal	2,906	2,820	5,861	5,999
Subtotal	51,665	53,584	108,643	109,038
Non-reportable segments	10,688	11,104	21,479	22,601
Consolidated depreciation and amortization of property and equipment	$62,353	$64,688	$130,122	$131,639
Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated operating revenue for the quarter ended and year-to-date June 30, 2017 and 2016. Additionally, long-lived assets on the Company's foreign subsidiaries' balance sheets were less than 5.0% of consolidated total assets as of June 30, 2017 and December 31, 2016.

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

•	increasing competition from trucking, rail, intermodal, and brokerage competitors;

•	our ability to execute or integrate any future acquisitions successfully;

•	increases in driver compensation to the extent not offset by increases in freight rates, and difficulties in driver recruitment and retention;

•	additional risks arising from our contractual agreements with owner-operators that do not exist with Company drivers;

•	our ability to retain or replace key personnel;

•	our dependence on third parties for intermodal and brokerage business;

•	potential failure in computer or communications systems;

•	seasonal factors such as severe weather conditions that increase operating costs;

•	the regulatory environment in which we operate, including existing regulations and changes in existing regulations, or violations by us of existing or future regulations;

•	the possible re-classification of owner-operators as employees;

•	changes in rules or legislation by the NLRB or Congress and/or union organizing efforts;

•	our CSA safety rating;

•	government regulation with respect to our captive insurance companies;

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•	risks and uncertainties associated with our operations in Mexico, including changes in trade agreements and United States-Mexico relations;

•	a significant reduction in, or termination of, our trucking services by a key customer;

•	our significant ongoing capital requirements;

•	volatility in the price or availability of fuel, as well as our ability to recover fuel prices through our fuel surcharge program;

•	fluctuations in new equipment prices or replacement costs, and the potential failure of manufacturers to meet their sale and trade-back obligations;

•	the impact that our substantial leverage may have on the way we operate our business and our ability to service our debt, including compliance with our debt covenants;

•	restrictions contained in our debt agreements;

•	adverse impacts of insuring risk through our captive insurance companies, including our need to provide restricted cash and similar collateral for anticipated losses;

•	potential volatility or decrease in the amount of earnings as a result of our claims exposure through our captive insurance companies;

•	the potential impact of the significant number of shares of our common stock that are eligible for future sale;

•	goodwill impairment;

•	our intention to not pay dividends;

•	conflicts of interest or potential litigation that may arise from other businesses owned by Jerry Moyes, including pledges of Swift stock and guarantees by Jerry Moyes related to other businesses;

•	the significant amount of our stock and related control over the Company by Jerry Moyes; and

•	related-party transactions between the Company and Jerry Moyes.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Executive Summary
Company Overview — Swift is a multi-faceted transportation services company, operating one of the largest fleets of truckload equipment in North America from over 40 terminals near key freight centers and traffic lanes. We principally operate in short- to medium-haul traffic lanes around our terminals and dedicated customer locations. We concentrate on this length of haul because the majority of domestic truckload freight (as measured by revenue) moves in these lanes and our extensive terminal network affords us marketing, equipment control, supply chain, customer service, and driver retention advantages in local markets. Because our average length of haul is relatively short, it helps reduce competition from railroads and trucking companies that lack a regional presence.
Our four reportable segments are Truckload, Dedicated, Refrigerated (formerly "Swift Refrigerated"), and Intermodal. Our extensive suite of service offerings (which includes line-haul services, dedicated customer contracts, temperature-controlled units, intermodal freight solutions, cross-border United States/Mexico and United States/Canada freight, flatbed hauling, freight brokerage and logistics, and others) provides our customers with the opportunity to "one-stop-shop" for their truckload transportation needs.
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
Recent Developments
Merger — On April 10, 2017, Swift and Knight announced that their respective boards approved a merger of Knight and Swift in an all-stock transaction. The combined company will be named Knight-Swift Transportation Holdings Inc. ("Knight-Swift"). Further details regarding the merger are included in Note 1 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Statements, in this Quarterly Report on Form 10-Q, incorporated by reference herein.
Segment Recast — Refer to Note 1 to the consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the reorganization of the Dedicated and Refrigerated (formerly "Swift Refrigerated") segments.
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Financial Overview

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
GAAP financial data:
Operating revenue	$993,058	$1,011,854	$1,956,889	$1,979,677
Revenue xFSR	$898,945	$935,409	$1,770,035	$1,842,322
Net income	$26,297	$42,896	$31,504	$74,801
Diluted earnings per share	$0.20	$0.32	$0.23	$0.55
Operating Ratio	94.7%	92.7%	96.5%	93.6%
Non-GAAP financial data:
Adjusted EPS (1)	$0.25	$0.34	$0.32	$0.59
Adjusted Operating Ratio (1)	93.4%	91.6%	95.6%	92.7%
Adjusted EBITDA (1)	$125,028	$143,314	$216,442	$269,145
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

Total Equipment — The following table summarizes our revenue equipment and supports the discussions and analyses below:

	June 30, 2017	December 31, 2016	June 30, 2016
Tractors
Company:
Owned	6,679	6,735	6,792
Leased – capital leases	1,514	1,968	2,007
Leased – operating leases	5,937	5,234	5,975
Total company tractors	14,130	13,937	14,774
Owner-operator:
Financed through the Company	2,953	3,272	3,421
Other	1,529	1,157	1,406
Total owner-operator tractors	4,482	4,429	4,827
Total tractors	18,612	18,366	19,601
Trailers	62,580	64,066	62,290
Containers	9,130	9,131	9,150
Average Operational Truck Count — The following table summarizes average operational truck count, which is defined under "Results of Operations — Segment Review."

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016	2017	2016
Company	12,639	13,097	12,660	13,230
Owner-operator	4,273	4,493	4,319	4,493
Total (1)	16,912	17,590	16,979	17,723
____________

(1)	Includes trucks within our non-reportable segments.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Comparison Between the Quarter Ended June 30, 2017 and June 30, 2016
The $16.6 million decrease in net income from $42.9 million for the quarter ended June 30, 2016 to $26.3 million for the same period in 2017, reflects the following:

(1)	$36.5 million decrease in Revenue xFSR — This was primarily driven by decreases in the Truckload and non-reportable segments, partially offset by an increase in the Dedicated segment.

(2)
$17.7 million increase in fuel surcharge revenue — Fuel prices were higher overall during the quarter ended June 30, 2017, which had an average DOE index of $2.55, compared to $2.30 for the same period in 2016.

(3)	$7.1 million increase in fuel expense — This was primarily due to higher fuel prices.

(4)
$8.2 million decrease in purchased transportation — Lower logistics freight volumes decreased payments to owner-operator and third-party carriers, which was partially offset by an increase in fuel reimbursements.

(5)
$6.3 million increase in insurance and claims — This was primarily due to negative development within both prior year and current year claims during the quarter ended June 30, 2017, as compared to the same period in 2016.

(6)
$6.9 million decrease in income tax expense — This was primarily driven by a decrease in income before income taxes. The effective tax rate for the quarter ended June 30, 2017 was 37.3%, which was higher than our expectation of 36.0%. The difference was primarily due to transaction costs relating to the merger with Knight capitalized for tax purposes, partially offset by benefits relating to stock compensation deductions recognized as discrete items in the quarter.

The effective tax rate for the quarter ended June 30, 2016 was 34.4%, which was lower than our expectation of 37.5%. The difference was primarily due to additional Federal income tax credits realized as discrete items in the quarter.

(7)	Other items.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Comparison Between Year-to-Date June 30, 2017 and June 30, 2016
The $43.3 million decrease in net income from $74.8 million year-to-date June 30, 2016 to $31.5 million for the same period in 2017, reflects the following:

(1)	$72.3 million decrease in Revenue xFSR — This was primarily driven by decreases in the Truckload and non-reportable segments, partially offset by an increase in the Dedicated segment.

(2)
$49.5 million increase in fuel surcharge revenue — Fuel prices were higher overall during year-to-date June 30, 2017, which had an average DOE index of $2.56, compared to $2.18 for the same period in 2016.

(3)	$27.1 million increase in fuel expense — This was primarily due to higher fuel prices.

(4)
$10.0 million decrease in purchased transportation — This was attributed to lower logistics freight volumes which decreased payments to third-party carriers, as well as a 3.0% decrease in miles driven by owner-operators. This was partially offset by an increase in fuel reimbursements to owner-operators and other third parties as a result of higher fuel prices.

(5)
$14.6 million increase in operating supplies and expenses — This was primarily due to an $11.7 million increase in legal accruals in the first quarter of 2017, resulting from unfavorable information regarding certain litigation within our Refrigerated segment.

(6)
$8.7 million increase in insurance and claims — This was primarily due to negative development within both prior year and current year claims during year-to-date June 30, 2017, compared to the same period in 2016.

(7)
$18.0 million decrease in income tax expense — This was primarily driven by a decrease in income before income taxes. The effective tax rate for year-to-date June 30, 2017 was 36.4%, which was higher than our expectation of 36.0%. The difference was primarily due to transaction costs relating to the merger with Knight capitalized for tax purposes, partially offset by benefits relating to stock compensation deductions recognized as discrete items in the period.

The year-to-date June 30, 2016 effective tax rate was 32.5%, which was lower than our expectation of 37.5% The difference was primarily due to certain income tax credits received by our foreign and domestic subsidiaries as well as a reduction in our uncertain tax position reserve, realized as discrete items.

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
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EPS:
Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016	2017	2016
Diluted earnings per share	$0.20	$0.32	$0.23	$0.55
Adjusted for:
Income tax expense	0.12	0.17	0.13	0.26
Income before income taxes	0.31	0.48	0.37	0.81
Non-cash impairments (1)	—	—	—	—
Amortization of certain intangibles (2)	0.03	0.03	0.06	0.06
Excludable transaction costs – merger (3)	0.06	—	0.08	—
Adjusted income before income taxes	0.40	0.51	0.50	0.87
Provision for income tax expense at effective rate	(0.15)	(0.18)	(0.18)	(0.28)
Adjusted EPS	$0.25	$0.34	$0.32	$0.59

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

____________

(1)	Refer to "Impairments" discussion under "Results of Operations," below.

(2)
"Amortization of certain intangibles" specifically reflects the non-cash amortization expense relating to certain intangible assets identified in the 2007 Transactions through which Swift Corporation acquired Swift Transportation Co, Inc.

(3)
On April 10, 2017, Swift announced an all-stock merger agreement with Knight, which was unanimously approved by the boards of directors of Swift and Knight and is expected to close during the quarter ended September 30, 2017. The combined company will be named Knight-Swift Transportation Holdings Inc. ("Knight-Swift"). Swift incurred certain non-operating transactional expenses associated with the planned merger, as well as operating expenses associated with driver retention bonuses, which are added back for Adjusted EPS purposes.

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
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted Operating Ratio:

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Operating revenue	$993,058	$1,011,854	$1,956,889	$1,979,677
Less: Fuel surcharge revenue	(94,113)	(76,445)	(186,854)	(137,355)
Revenue xFSR	$898,945	$935,409	$1,770,035	$1,842,322

Operating expense	$940,897	$937,649	$1,889,143	$1,852,989
Adjusted for:
Fuel surcharge revenue	(94,113)	(76,445)	(186,854)	(137,355)
Amortization of certain intangibles (1)	(3,912)	(3,912)	(7,824)	(7,824)
Non-cash impairments (2)	(187)	—	(187)	—
Excludable transaction costs – merger (3)	(2,887)	—	(2,887)	—
Adjusted operating expense	$839,798	$857,292	$1,691,391	$1,707,810
Operating Ratio	94.7%	92.7%	96.5%	93.6%
Adjusted Operating Ratio	93.4%	91.6%	95.6%	92.7%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

____________

(1)	Refer to footnote (2) to the Adjusted EPS reconciliation for a description of "Amortization of certain intangibles."

(2)	Refer to "Impairments" discussion under "Results of Operations," below.

(3)
Swift incurred certain operating expenses for driver retention bonuses that were associated with the proposed merger between Knight and Swift. These expenses are added back for Adjusted Operating Ratio purposes.

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
The following table is a GAAP to non-GAAP reconciliation for consolidated Adjusted EBITDA:

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$26,297	$42,896	$31,504	$74,801
Adjusted for:
Depreciation and amortization of property and equipment	62,353	64,688	130,122	131,639
Amortization of intangibles	4,203	4,203	8,407	8,407
Interest expense	6,862	7,567	14,383	16,161
Interest income	(581)	(636)	(1,069)	(1,387)
Income tax expense	15,621	22,472	17,992	35,983
EBITDA	114,755	141,190	201,339	265,604
Non-cash impairments (1)	187	—	187	—
Non-cash equity compensation (2)	2,042	2,124	4,715	3,541
Excludable transaction costs – merger (3)	8,044	—	10,201	—
Adjusted EBITDA	$125,028	$143,314	$216,442	$269,145
____________

(1)	Refer to "Impairments" discussion under "Results of Operations," below.

(2)
Represents recurring non-cash equity compensation expense on a pre-tax basis. In accordance with the terms of the 2015 Agreement, this expense is added back in the calculation of Adjusted EBITDA for covenant compliance purposes.

(3)	Refer to footnote (3) to the Adjusted EPS reconciliation for a description of "Excludable transactions costs – merger."

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
We operate four reportable segments: Truckload, Dedicated, Refrigerated (formerly "Swift Refrigerated"), and Intermodal. Refer to Note 16 to the consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for descriptions of the operations of these reportable segments and Note 1 for the reorganization of the Dedicated and Refrigerated segments.
Consolidating tables for operating revenue and operating income (loss) are as follows:

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016 (recast)	2017	2016 (recast)
	(In thousands)
Operating revenue:
Truckload	$492,241	$517,593	$973,787	$1,010,115
Dedicated	157,727	146,119	308,563	289,030
Refrigerated	182,859	178,162	360,350	347,850
Intermodal	92,155	90,066	178,388	172,614
Subtotal	924,982	931,940	1,821,088	1,819,609
Non-reportable segments	83,818	99,315	166,532	198,563
Intersegment eliminations	(15,742)	(19,401)	(30,731)	(38,495)
Consolidated operating revenue	$993,058	$1,011,854	$1,956,889	$1,979,677

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016 (recast)	2017	2016 (recast)
	(In thousands)
Operating income (loss):
Truckload	$29,280	$50,475	$45,197	$86,762
Dedicated	18,983	20,518	30,596	39,259
Refrigerated	8,290	12,735	1,955	17,520
Intermodal	1,499	903	1,390	(2,005)
Subtotal	58,052	84,631	79,138	141,536
Non-reportable segments	(5,891)	(10,426)	(11,392)	(14,848)
Consolidated operating income	$52,161	$74,205	$67,746	$126,688
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
The following tables are GAAP to non-GAAP reconciliations for each reportable segment's Adjusted Operating Ratio:
Truckload Segment

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Operating revenue	$492,241	$517,593	$973,787	$1,010,115
Less: Fuel surcharge revenue	(52,472)	(43,847)	(104,413)	(80,552)
Revenue xFSR	$439,769	$473,746	$869,374	$929,563

Operating expense	$462,961	$467,118	$928,590	$923,353
Adjusted for: Fuel surcharge revenue	(52,472)	(43,847)	(104,413)	(80,552)
Excludable transaction costs – merger	(1,618)	—	(1,618)	—
Adjusted operating expense	$408,871	$423,271	$822,559	$842,801
Operating Ratio	94.1%	90.2%	95.4%	91.4%
Adjusted Operating Ratio	93.0%	89.3%	94.6%	90.7%
Dedicated Segment

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016 (recast)	2017	2016 (recast)
	(Dollars in thousands)
Operating revenue	$157,727	$146,119	$308,563	$289,030
Less: Fuel surcharge revenue	(14,429)	(11,432)	(28,440)	(20,654)
Revenue xFSR	$143,298	$134,687	$280,123	$268,376

Operating expense	$138,744	$125,601	$277,967	$249,771
Adjusted for: Fuel surcharge revenue	(14,429)	(11,432)	(28,440)	(20,654)
Excludable transaction costs – merger	(529)	—	(529)	—
Adjusted operating expense	$123,786	$114,169	$248,998	$229,117
Operating Ratio	88.0%	86.0%	90.1%	86.4%
Adjusted Operating Ratio	86.4%	84.8%	88.9%	85.4%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Refrigerated Segment

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016 (recast)	2017	2016 (recast)
	(Dollars in thousands)
Operating revenue	$182,859	$178,162	$360,350	$347,850
Less: Fuel surcharge revenue	(15,056)	(10,720)	(30,704)	(17,419)
Revenue xFSR	$167,803	$167,442	$329,646	$330,431

Operating expense	$174,569	$165,427	$358,395	$330,330
Adjusted for: Fuel surcharge revenue	(15,056)	(10,720)	(30,704)	(17,419)
Excludable transaction costs – merger	(634)	—	(634)	—
Adjusted operating expense	$158,879	$154,707	$327,057	$312,911
Operating Ratio	95.5%	92.9%	99.5%	95.0%
Adjusted Operating Ratio	94.7%	92.4%	99.2%	94.7%
Intermodal Segment

	Quarter Ended June 30,		Year-to-Date June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Operating revenue	$92,155	$90,066	$178,388	$172,614
Less: Fuel surcharge revenue	(10,805)	(8,305)	(20,956)	(14,997)
Revenue xFSR	$81,350	$81,761	$157,432	$157,617

Operating expense	$90,656	$89,163	$176,998	$174,619
Adjusted for: Fuel surcharge revenue	(10,805)	(8,305)	(20,956)	(14,997)
Excludable transaction costs – merger	(91)	—	(91)	—
Adjusted operating expense	$79,760	$80,858	$155,951	$159,622
Operating Ratio	98.4%	99.0%	99.2%	101.2%
Adjusted Operating Ratio	98.0%	98.9%	99.1%	101.3%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review — Comparison Between the Quarter Ended June 30, 2017 and June 30, 2016
Truckload Segment

	Quarter Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$492,241	$517,593	$(25,352)	(4.9)%
Revenue xFSR	$439,769	$473,746	$(33,977)	(7.2)%
Operating income	$29,280	$50,475	$(21,195)	(42.0)%
Operating Ratio	94.1%	90.2%		3.9%
Adjusted Operating Ratio	93.0%	89.3%		3.7%
Weekly Revenue xFSR per tractor	$3,436	$3,447	$(11)	(0.3)%
Total loaded miles	243,643	257,624	(13,981)	(5.4)%
Deadhead miles percentage	11.4%	11.9%		(0.5)%
Average operational truck count:
Company	7,105	7,609	(504)	(6.6)%
Owner-operator	2,739	2,962	(223)	(7.5)%
Total	9,844	10,571	(727)	(6.9)%
Truckload Revenue — The decrease in operating revenue for the quarter ended June 30, 2017, as compared to the same period in 2016, consisted of a $34.0 million decrease in Revenue xFSR, partially offset by an $8.6 million increase in fuel surcharge revenue due to higher fuel prices. The 7.2% decrease in Revenue xFSR reflects the following:

•	1.8% decrease in Revenue xFSR per loaded mile, and a

•	5.4% decrease in total loaded miles.
The decrease in weekly Revenue xFSR per tractor of 0.3% reflects the following:

•	1.8% decrease in Revenue xFSR per loaded mile, noted above, partially offset by a

•	1.5% increase in loaded miles per tractor per week.
Truckload volumes and pricing continued to be challenged during the quarter ended June 30, 2017 as carrier capacity continued to exceed current demand levels. To help combat the pricing environment, we remained focused on cost control and utilization, as evidenced by the increase in loaded miles per tractor per week, above. Efforts to improve freight selection and network balance resulted in a decrease in deadhead percentage, compared to the quarter ended June 30, 2016.
Truckload Operating Income — Operating income decreased for the quarter ended June 30, 2017, as compared to the same period in 2016, which was primarily driven by the factors discussed in "Truckload Revenue," above, and "Truckload Adjusted Operating Ratio," below.
Truckload Adjusted Operating Ratio — Adjusted Operating Ratio increased 370 basis points for the quarter ended June 30, 2017, as compared to the same period in 2016, primarily driven by the decrease in Revenue xFSR, discussed above. In addition to the industry challenges associated with volumes and pricing that negatively affected Revenue xFSR, insurance and claims expense, equipment maintenance expense, and driver mileage pay increased as a percentage of Revenue xFSR. Additionally, the soft used truck market contributed to an increase in depreciation expense (due to adjusting projected residual values of certain trucks in August of 2016) and a decrease in gain on disposals of property and equipment as a percentage of Revenue xFSR.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Dedicated Segment

	Quarter Ended June 30,		Increase (Decrease)
	2017	2016 (recast)	Amount	Percentage
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$157,727	$146,119	$11,608	7.9%
Revenue xFSR	$143,298	$134,687	$8,611	6.4%
Operating income	$18,983	$20,518	$(1,535)	(7.5)%
Operating Ratio	88.0%	86.0%		2.0%
Adjusted Operating Ratio	86.4%	84.8%		1.6%
Weekly Revenue xFSR per tractor	$3,550	$3,432	$118	3.4%
Average operational truck count:
Company	2,671	2,650	21	0.8%
Owner-operator	435	370	65	17.6%
Total	3,106	3,020	86	2.8%
Dedicated Revenue — The increase in operating revenue for the quarter ended June 30, 2017, as compared to the same period in 2016, consisted of an $8.6 million increase in Revenue xFSR and a $3.0 million increase in fuel surcharge revenue due to higher fuel prices. The 6.4% increase in Revenue xFSR was primarily driven by a 3.4% increase in weekly Revenue xFSR per tractor from improved freight mix.
Although the quarter ended June 30, 2017 was challenging, our sales pipeline has shown signs of strengthening, resulting in an increase in the number of pending bids for new business opportunities.
Dedicated Operating Income — Operating income decreased for the quarter ended June 30, 2017, as compared to the same period in 2016, primarily driven by the factors discussed within "Dedicated Adjusted Operating Ratio," below, which were partially offset by the factors discussed within "Dedicated Revenue," above.
Dedicated Adjusted Operating Ratio — Adjusted Operating Ratio increased 160 basis points for the quarter ended June 30, 2017, as compared to the same period in 2016. This was primarily driven by increases in insurance and claims, equipment maintenance expenses, and driver hiring expenses as a percentage of Revenue xFSR.
Refrigerated Segment

	Quarter Ended June 30,		Increase (Decrease)
	2017	2016 (recast)	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$182,859	$178,162	$4,697	2.6%
Revenue xFSR	$167,803	$167,442	$361	0.2%
Operating income	$8,290	$12,735	$(4,445)	(34.9)%
Operating Ratio	95.5%	92.9%		2.6%
Adjusted Operating Ratio	94.7%	92.4%		2.3%
Weekly Revenue xFSR per tractor	$3,797	$3,742	$55	1.5%
Total loaded miles	90,730	91,588	(858)	(0.9)%
Deadhead miles percentage	7.5%	7.8%		(0.3)%
Average operational truck count:
Company	2,385	2,369	16	0.7%
Owner-operator	1,014	1,072	(58)	(5.4)%
Total	3,399	3,441	(42)	(1.2)%

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Refrigerated Revenue — The increase in operating revenue for the quarter ended June 30, 2017, as compared to the same period in 2016, consisted of a $4.3 million increase in fuel surcharge revenue due to higher fuel prices, as well as a $0.4 million increase in Revenue xFSR. The 0.2% increase in Revenue xFSR reflects the following:

•	1.1% increase in Revenue xFSR per loaded mile, partially offset by a

•	0.9% decrease in total loaded miles.
The pricing environment of the refrigerated market began showing some signs of strengthening during the quarter ended June 30, 2017. Our sales organization continues to work closely with shippers to ensure freight is appropriately priced which may result in some customer and mix shifts. These efforts, along with working to improve asset utilization contributed to lower deadhead percentage, as well as an increase in weekly Revenue xFSR per tractor of 1.5%, which was favorably impacted by a 0.3% increase in loaded miles per tractor per week and the increase in Revenue xFSR per loaded mile, noted above.

Refrigerated Operating Income — Operating income decreased for the quarter ended June 30, 2017, as compared to the same period in 2016, primarily driven by the factors discussed within "Refrigerated Adjusted Operating Ratio," below, which were partially offset by the factors discussed within "Refrigerated Revenue," above.
Refrigerated Adjusted Operating Ratio — Adjusted Operating Ratio increased 230 basis points from the quarter ended June 30, 2016 to the quarter ended June 30, 2017, which was driven by increases in equipment maintenance, insurance and claims, driver mileage pay, and rent and depreciation expense as a percentage of Revenue xFSR. Additionally, the soft used truck market contributed to a decrease in gain on disposals of property and equipment as a percentage of Revenue xFSR.
Intermodal Segment

	Quarter Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$92,155	$90,066	$2,089	2.3%
Revenue xFSR	$81,350	$81,761	$(411)	(0.5)%
Operating income	$1,499	$903	$596	66.0%
Operating Ratio	98.4%	99.0%		(0.6)%
Adjusted Operating Ratio	98.0%	98.9%		(0.9)%
Average operational truck count:
Company	418	422	(4)	(0.9)%
Owner-operator	85	90	(5)	(5.6)%
Total	503	512	(9)	(1.8)%
Load count	44,135	43,382	753	1.7%
Average container count	9,130	9,150	(20)	(0.2)%
Intermodal Revenue — The increase in operating revenue for the quarter ended June 30, 2017, as compared to the same period in 2016, consisted of a $2.5 million increase in fuel surcharge revenue due to higher fuel prices, partially offset by a $0.4 million decrease in Revenue xFSR. The 0.5% decrease in Revenue xFSR includes the following:

•	2.2% decrease in Revenue xFSR per load, partially offset by a

•	1.7% increase in load count.
During the quarter ended June 30, 2017, we experienced strengthening in container-on-flat-car load counts. Additionally, we were awarded several new bids during the first quarter of 2017, and we believe this growth will contribute to operational efficiencies going forward.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Operating Income — Operating income increased for the quarter ended June 30, 2017, as compared to the same period in 2016. This was primarily driven by the factors discussed within "Intermodal Revenue," above.
Intermodal Adjusted Operating Ratio — Adjusted Operating Ratio improved 90 basis points for the quarter ended June 30, 2017, as compared to the same period in 2016. This was primarily driven by the favorable impacts from our initiatives to improve our cost infrastructure and operational efficiencies.
Non-reportable Segments

	Quarter Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$83,818	$99,315	$(15,497)	(15.6)%
Operating loss	$(5,891)	$(10,426)	$4,535	(43.5)%
Non-reportable Segments Revenue — Operating revenue within our non-reportable segments decreased for the quarter ended June 30, 2017, as compared to the same period in 2016. This was primarily driven by the logistics business as well as a decrease in revenue from services provided to owner-operators.
Non-reportable Segments Operating Loss — Operating loss decreased for the quarter ended June 30, 2017, as compared to the same period in 2016. This was primarily driven by improvements in our third-party shop operations and our captive insurance company, as well as a reduction in unallocated corporate expenses.
Segment Review — Comparison Between Year-to-Date June 30, 2017 and June 30, 2016
Truckload Segment

	Year-to-Date June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$973,787	$1,010,115	$(36,328)	(3.6)%
Revenue xFSR	$869,374	$929,563	$(60,189)	(6.5)%
Operating income	$45,197	$86,762	$(41,565)	(47.9)%
Operating Ratio	95.4%	91.4%		4.0%
Adjusted Operating Ratio	94.6%	90.7%		3.9%
Weekly Revenue xFSR per tractor	$3,388	$3,370	$18	0.5%
Total loaded miles	481,861	503,671	(21,810)	(4.3)%
Deadhead miles percentage	11.5%	12.2%		(0.7)%
Average operational truck count:
Company	7,139	7,641	(502)	(6.6)%
Owner-operator	2,786	2,969	(183)	(6.2)%
Total	9,925	10,610	(685)	(6.5)%
Truckload Revenue — The decrease in operating revenue year-to-date June 30, 2017, as compared to the same period in 2016, consisted of a $60.2 million decrease in Revenue xFSR, partially offset by a $23.9 million increase in fuel surcharge revenue due to higher fuel prices. The 6.5% decrease in Revenue xFSR reflects the following:

•	4.3% decrease in total loaded miles, and a

•	2.2% decrease in Revenue xFSR per loaded mile.
The increase in weekly Revenue xFSR per tractor of 0.5% reflects the following:

•	2.7% increase in loaded miles per tractor per week, partially offset by the

•	2.2% decrease in Revenue xFSR per loaded mile, noted above.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Truckload Operating Income — Operating income decreased year-to-date June 30, 2017, as compared to the same period in 2016, which was primarily driven by the factors discussed in "Truckload Revenue," above, as well as the factors discussed in "Truckload Adjusted Operating Ratio," below.
Truckload Adjusted Operating Ratio — Adjusted Operating Ratio increased 390 basis points year-to-date June 30, 2017, as compared to the same period in 2016, primarily driven by the decrease in Revenue xFSR, discussed above. In addition to the industry challenges associated with volumes and pricing that negatively affected Revenue xFSR, insurance and claims expense, equipment maintenance expense, and driver mileage pay increased as a percentage of Revenue xFSR. Additionally, the soft used truck market contributed to an increase in depreciation expense (due to adjusting projected residual values of certain trucks in August of 2016) and a decrease in gain on disposals of property and equipment as a percentage of Revenue xFSR.
Dedicated Segment

	Year-to-Date June 30,		Increase (Decrease)
	2017	2016 (recast)	Amount	Percentage
	(Dollars in thousands, except per tractor amounts)
Operating revenue	$308,563	$289,030	$19,533	6.8%
Revenue xFSR	$280,123	$268,376	$11,747	4.4%
Operating income	$30,596	$39,259	$(8,663)	(22.1)%
Operating Ratio	90.1%	86.4%		3.7%
Adjusted Operating Ratio	88.9%	85.4%		3.5%
Weekly Revenue xFSR per tractor	$3,506	$3,385	$121	3.6%
Average operational truck count:
Company	2,661	2,680	(19)	(0.7)%
Owner-operator	429	369	60	16.3%
Total	3,090	3,049	41	1.3%
Dedicated Revenue — The increase in operating revenue year-to-date June 30, 2017, as compared to the same period in 2016, consisted of an $11.7 million increase in Revenue xFSR and a $7.8 million increase in fuel surcharge revenue due to higher fuel prices. The 4.4% increase in Revenue xFSR was primarily driven by a 3.6% increase in weekly Revenue xFSR per tractor from improved freight mix, and was partially offset by one less calendar day in the year-to-date June 30, 2017 compared to the same period in 2016.
Dedicated Operating Income — Operating income decreased year-to-date June 30, 2017, as compared to the same period in 2016, primarily driven by the factors discussed within "Dedicated Adjusted Operating Ratio," below, which were partially offset by the factors discussed within "Dedicated Revenue," above.
Dedicated Adjusted Operating Ratio — Adjusted Operating Ratio increased 350 basis points year-to-date June 30, 2017, as compared to the same period in 2016. This was primarily driven by increases in insurance and claims, rent and depreciation, equipment maintenance, and driver hiring expenses as a percentage of Revenue xFSR.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Refrigerated Segment

	Year-to-Date June 30,		Increase (Decrease)
	2017	2016 (recast)	Amount	Percentage
	(Dollars (except per tractor amounts) and miles in thousands)
Operating revenue	$360,350	$347,850	$12,500	3.6%
Revenue xFSR	$329,646	$330,431	$(785)	(0.2)%
Operating income	$1,955	$17,520	$(15,565)	(88.8)%
Operating Ratio	99.5%	95.0%		4.5%
Adjusted Operating Ratio	99.2%	94.7%		4.5%
Weekly Revenue xFSR per tractor	$3,744	$3,657	$87	2.4%
Total loaded miles	178,966	180,723	(1,757)	(1.0)%
Deadhead miles percentage	7.5%	7.8%		(0.3)%
Average operational truck count:
Company	2,387	2,413	(26)	(1.1)%
Owner-operator	1,018	1,062	(44)	(4.1)%
Total	3,405	3,475	(70)	(2.0)%
Refrigerated Revenue — The increase in operating revenue year-to-date June 30, 2017, as compared to the same period in 2016, consisted of a $13.3 million increase in fuel surcharge revenue due to higher fuel prices, partially offset by a $0.8 million decrease in Revenue xFSR. The 0.2% decrease in Revenue xFSR reflects the following:

•	1.0% decrease in total loaded miles, partially offset by a

•	0.8% increase in Revenue xFSR per loaded mile.
The pricing environment of the refrigerated market began showing some signs of strengthening during year-to-date June 30, 2017. Our efforts in appropriately pricing freight, along with working to improve asset utilization, contributed to lower deadhead percentage, as well as an increase in weekly Revenue xFSR per tractor of 2.4%, which was favorably impacted by a 1.6% increase in loaded miles per tractor per week and the increase in Revenue xFSR per loaded mile, noted above.

Refrigerated Operating Income — Operating income decreased year-to-date June 30, 2017, as compared to the same period in 2016, primarily driven by the factors discussed within "Refrigerated Adjusted Operating Ratio," below, which were partially offset by the factors discussed within "Refrigerated Revenue," above.
Refrigerated Adjusted Operating Ratio — Adjusted Operating Ratio increased 450 basis points from year-to-date June 30, 2016 to year-to-date June 30, 2017, which was primarily driven by an $11.7 million increase in legal accruals resulting from unfavorable information regarding certain litigation within this segment in the first quarter of 2017.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Year-to-Date June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$178,388	$172,614	$5,774	3.3%
Revenue xFSR	$157,432	$157,617	$(185)	(0.1)%
Operating income (loss)	$1,390	$(2,005)	$3,395	(169.3)%
Operating Ratio	99.2%	101.2%		(2.0)%
Adjusted Operating Ratio	99.1%	101.3%		(2.2)%
Average operational truck count:
Company	415	448	(33)	(7.4)%
Owner-operator	85	93	(8)	(8.6)%
Total	500	541	(41)	(7.6)%
Load count	84,801	84,379	422	0.5%
Average container count	9,130	9,150	(20)	(0.2)%
Intermodal Revenue — The increase in operating revenue year-to-date June 30, 2017, as compared to the same period in 2016, consisted of a $6.0 million increase in fuel surcharge revenue due to higher fuel prices, partially offset by a $0.2 million decrease in Revenue xFSR. The 0.1% decrease in Revenue xFSR includes the following:

•	0.6% decrease in Revenue xFSR per load, partially offset by a

•	0.5% increase in load count.
Intermodal Operating Income (Loss) — Intermodal had operating income year-to-date June 30, 2017, as compared to an operating loss the same period in 2016. The improvement was primarily driven by the factors discussed within "Intermodal Revenue," above.
Intermodal Adjusted Operating Ratio — Adjusted Operating Ratio improved 220 basis points year-to-date June 30, 2017, as compared to the same period in 2016. This was primarily driven by the favorable impacts from our initiatives to improve our cost infrastructure and operational efficiencies.
Non-reportable Segments

	Year-to-Date June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Operating revenue	$166,532	$198,563	$(32,031)	(16.1)%
Operating loss	$(11,392)	$(14,848)	$3,456	(23.3)%
Non-reportable Segments Revenue — Operating revenue within our non-reportable segments decreased year-to-date June 30, 2017, as compared to the same period in 2016. This was primarily driven by the logistics business as well as a decrease in revenue from services provided to owner-operators.
Non-reportable Segments Operating Loss — Operating loss decreased year-to-date June 30, 2017, as compared to the same period in 2016. This was primarily driven by improvements in our third-party shop operations and our leasing subsidiary, as well as a reduction in unallocated corporate expenses.

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
Consolidated Expenses — Comparison Between the Quarter Ended June 30, 2017 and June 30, 2016

	Quarter Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Salaries, wages, and employee benefits	$284,437	$287,100	$(2,663)	(0.9)%
% of operating revenue	28.6%	28.4%		0.2%
% of Revenue xFSR	31.6%	30.7%		0.9%
Salaries, wages, and employee benefits are primarily affected by the total number of miles driven by company drivers, the rate per mile we pay our company drivers, and employee benefits, including health care, workers' compensation, and other benefits. Typically to a lesser extent, non-driver employee headcount, compensation, and benefits affect the expense.
The decrease in salaries, wages, and employee benefits was primarily due to a decrease in workers' compensation expense associated with improved claims development and a 3.7% decrease in total miles driven by company drivers, partially offset by an increase in driver sign-on bonuses, as well as accrued driver retention bonuses to be paid to company drivers in conjunction with our planned third quarter 2017 merger with Knight during the quarter ended June 30, 2017, compared to the same period in 2016.

	Quarter Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Operating supplies and expenses	$87,952	$87,220	$732	0.8%
% of operating revenue	8.9%	8.6%		0.3%
% of Revenue xFSR	9.8%	9.3%		0.5%
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
Operating supplies and expenses increased slightly, and also increased as a percentage of operating revenue and of Revenue xFSR, primarily due to an increase in maintenance expense, partially offset by a favorable settlement.

	Quarter Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Fuel expense	$94,485	$87,371	$7,114	8.1%
% of operating revenue	9.5%	8.6%		0.9%
% of Revenue xFSR	10.5%	9.3%		1.2%
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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Fuel prices were higher overall during the quarter ended June 30, 2017, which had an average DOE index of $2.55, compared to the same period in 2016, which had an average DOE index of $2.30. The increase in fuel expense was the result of these higher fuel prices, partially offset by the decrease in total miles driven by company drivers, noted above. Fuel efficiency during the quarter ended June 30, 2017 slightly improved from the same quarter in 2016.

	Quarter Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Purchased transportation expense	$275,380	$283,602	$(8,222)	(2.9)%
% of operating revenue	27.7%	28.0%		(0.3)%
% of Revenue xFSR	30.6%	30.3%		0.3%
Purchased transportation expense includes payments made to owner-operators, rail partners, and other third parties that we use for intermodal drayage and other brokered business. The decrease in the expense was attributed to lower logistics freight volumes which decreased payments to third-party carriers.

	Quarter Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Insurance and claims	$52,070	$45,806	$6,264	13.7%
% of operating revenue	5.2%	4.5%		0.7%
% of Revenue xFSR	5.8%	4.9%		0.9%
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
The increase in insurance and claims expense was primarily due to negative development within both prior year and current year claims during the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016.

	Quarter Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Rental expense and depreciation and amortization of property and equipment	$119,738	$121,758	$(2,020)	(1.7)%
% of operating revenue	12.1%	12.0%		0.1%
% of Revenue xFSR	13.3%	13.0%		0.3%
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
Combined rental expense and depreciation and amortization of property and equipment slightly decreased from the quarter ended June 30, 2016 to the quarter ended June 30, 2017, driven by a decrease in tractor counts from June 30, 2016 to June 30, 2017. As a percentage of Revenue xFSR, combined rental expense and depreciation and amortization of property and equipment slightly increased over the same comparable periods. Due to the soft used truck market in 2016, we adjusted the residual values of certain trucks in August of 2016, which contributed to an increase in depreciation expense in 2017 as a percentage of Revenue xFSR.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Impairments	$187	$—	$187	—%
% of operating revenue	—%	—%		—%
% of Revenue xFSR	—%	—%		—%
During the quarter ended June 30, 2017, management reassessed the fair value of certain tractors within the Company's leasing subsidiary, IEL, determining that there was a pre-tax impairment loss of $0.2 million.

	Quarter Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Gain on disposal of property and equipment	$3,438	$4,963	$(1,525)	(30.7)%
% of operating revenue	0.3%	0.5%		(0.2)%
% of Revenue xFSR	0.4%	0.5%		(0.1)%
Gain on disposal of property and equipment is dependent upon the number of tractors and trailers that we have available for trade or sale during the period, execution of those sales, the type of equipment we are selling, and the used equipment market, among other things.
The decrease in gain on disposal of property and equipment was primarily driven by a decrease in volume of trailers sold, as well as lower gain on disposals of tractors, due to a soft used truck market in the quarter ended June 30, 2017, compared to the same period in 2016.
Other Expenses — The following table summarizes fluctuations in certain non-operating expenses included in our consolidated income statements for the quarter ended June 30, 2017, as compared to the quarter ended June 30, 2016.

	Quarter Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Interest expense	$6,862	$7,567	$(705)	(9.3)%
Legal settlements and reserves	$—	$3,000	$(3,000)	(100.0)%
Merger transaction costs	$5,157	$—	$5,157	—%
Income tax expense	$15,621	$22,472	$(6,851)	(30.5)%
Interest Expense — Interest expense is comprised of debt interest expense and amortization of DLCs. The decrease in interest expense was primarily driven by overall lower debt balances during the quarter ended June 30, 2017, compared to the same period in 2016.
Legal Settlements and Reserves — During the quarter ended June 30, 2016, the Company reserved for a $3.0 million expense from a legal matter, which was not associated with our normal business operations.
Merger Transaction Costs — On April 10, 2017, Swift announced an all-stock merger agreement with Knight , which was unanimously approved by the boards of directors of Swift and Knight and is expected to close during the quarter ended September 30, 2017. The combined company will be named Knight-Swift Transportation Holdings Inc. ("Knight-Swift"). Swift incurred certain transactional expenses associated with the planned merger, which are included in "Merger transaction costs" in the consolidated income statement.
Income Tax Expense — The effective tax rate for the quarter ended June 30, 2017 was 37.3%, which was higher than our expectation of 36.0%. The difference was primarily due to transaction costs relating to the merger with Knight capitalized for tax purposes, partially offset by benefits relating to stock compensation deductions recognized as discrete items in the quarter. We expect the remaining 2017 quarterly GAAP effective tax rate to be 36.0%, before discrete items. The Notes to Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q include additional details regarding the merger with Knight in Note 1 and additional details related to income taxes in Note 5.
The effective tax rate for the quarter ended June 30, 2016 was 34.4%, which was lower than our expectation of 37.5%. The difference was primarily due to additional Federal income tax credits received by our foreign subsidiary and a reduction in our uncertain tax position reserve, realized as discrete items in the quarter.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Consolidated Expenses — Comparison Between Year-to-Date June 30, 2017 and June 30, 2016

	Year-to-Date June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Salaries, wages, and employee benefits	$567,775	$575,733	$(7,958)	(1.4)%
% of operating revenue	29.0%	29.1%		(0.1)%
% of Revenue xFSR	32.1%	31.3%		0.8%
The decrease in salaries, wages, and employee benefits was primarily due to a decrease in workers' compensation expense associated with improved claims development and a 3.1% decrease in total miles driven by company drivers, partially offset by an increase in driver sign-on bonuses, as well as accrued driver retention bonuses to be paid to company drivers in conjunction with our planned third quarter 2017 merger with Knight during year-to-date June 30, 2017, compared to the same period in 2016.

	Year-to-Date June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Operating supplies and expenses	$192,071	$177,435	$14,636	8.2%
% of operating revenue	9.8%	9.0%		0.8%
% of Revenue xFSR	10.9%	9.6%		1.3%
The increase in operating supplies and expenses was primarily due to an $11.7 million increase in legal accruals in the first quarter of 2017, resulting from unfavorable information regarding certain litigation within our Refrigerated segment.

	Year-to-Date June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Fuel expense	$189,446	$162,358	$27,088	16.7%
% of operating revenue	9.7%	8.2%		1.5%
% of Revenue xFSR	10.7%	8.8%		1.9%
Fuel prices were higher overall year-to-date June 30, 2017, which had an average DOE index of $2.56, compared to the same period in 2016, which had an average DOE index of $2.18. The increase in fuel expense was the result of these higher fuel prices, partially offset by the decrease in total miles driven by company drivers, noted above. Year-to-date June 30, 2017 fuel efficiency was relatively consistent with the same period in 2016.

	Year-to-Date June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Purchased transportation expense	$540,891	$550,911	$(10,020)	(1.8)%
% of operating revenue	27.6%	27.8%		(0.2)%
% of Revenue xFSR	30.6%	29.9%		0.7%
The decrease in the expense was attributed to lower logistics freight volumes which decreased payments to third-party carriers, as well as a 3.0% decrease in miles driven by owner-operators. This was partially offset by an increase in fuel reimbursements to owner-operators and other third parties as a result of higher fuel prices.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Year-to-Date June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Insurance and claims	$102,246	$93,516	$8,730	9.3%
% of operating revenue	5.2%	4.7%		0.5%
% of Revenue xFSR	5.8%	5.1%		0.7%
The increase in insurance and claims expense was primarily due to negative development within both prior year and current year claims during year-to-date June 30, 2017, compared to the same period in 2016.

	Year-to-Date June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Rental expense and depreciation and amortization of property and equipment	$243,201	$244,961	$(1,760)	(0.7)%
% of operating revenue	12.4%	12.4%		—%
% of Revenue xFSR	13.7%	13.3%		0.4%
Combined rental expense and depreciation and amortization of property and equipment slightly decreased from year-to-date June 30, 2016 to year-to-date June 30, 2017, driven by a decrease in tractor counts from June 30, 2016 to June 30, 2017. As a percentage of Revenue xFSR, combined rental expense and depreciation and amortization of property and equipment slightly increased over the same comparable periods. Due to the soft used truck market in 2016, we adjusted the residual values of certain trucks in August of 2016, which contributed to an increase in depreciation expense in 2017 as a percentage of Revenue xFSR.

	Year-to-Date June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Impairments	$187	$—	$187	—%
% of operating revenue	—%	—%		—%
% of Revenue xFSR	—%	—%		—%
During year-to-date June 30, 2017, management reassessed the fair value of certain tractors within the Company's leasing subsidiary, IEL, determining that there was a pre-tax impairment loss of $0.2 million.

	Year-to-Date June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Gain on disposal of property and equipment	$7,633	$11,289	$(3,656)	(32.4)%
% of operating revenue	0.4%	0.6%		(0.2)%
% of Revenue xFSR	0.4%	0.6%		(0.2)%
The decrease in gain on disposal of property and equipment was primarily driven by a decrease in volume of trailers sold, as well as lower gain on disposals of tractors, due to a soft used truck market year-to-date June 30, 2017, compared to the same period in 2016.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Other Expenses — The following table summarizes fluctuations in certain non-operating expenses included in our consolidated income statements year-to-date June 30, 2017, as compared to year-to-date June 30, 2016.

	Year-to-Date June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in thousands)
Interest expense	$14,383	$16,161	$(1,778)	(11.0)%
Legal settlements and reserves	$—	$3,000	$(3,000)	(100.0)%
Merger transaction costs	$7,314	$—	$7,314	—%
Income tax expense	$17,992	$35,983	$(17,991)	(50.0)%
Interest Expense — The decrease in interest expense was primarily driven by overall lower debt balances year-to-date June 30, 2017, compared to the same period in 2016.
Legal Settlements and Reserves — During year-to-date June 30, 2016, the Company reserved for a $3.0 million expense from a legal matter, which was not associated with our normal business operations.
Merger Transaction Costs — On April 10, 2017, Swift announced an all-stock merger agreement with Knight which was unanimously approved by the boards of directors of Swift and Knight and is expected to close during the quarter ended September 30, 2017. The combined company will be named Knight-Swift Transportation Holdings Inc. ("Knight-Swift"). Swift incurred certain transactional expenses associated with the planned merger, which are included in "Merger transaction costs" in the consolidated income statement.
Income Tax Expense — The year-to-date June 30, 2017 effective tax rate was 37.3%, which was higher than our expectation of 36.0%. The difference was primarily due to transaction costs relating to the merger with Knight capitalized for tax purposes, partially offset by benefits relating to stock compensation deductions recognized as discrete items in the quarter. We expect the remaining 2017 quarterly GAAP effective tax rate to be 36.0%, before discrete items. The Notes to Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q include additional details regarding the merger with Knight in Note 1 and additional details related to income taxes in Note 5.
The year-to-date June 30, 2016 effective tax rate was 32.5%, which was lower than our expectation of 37.5%. The difference was primarily due to certain income tax credits received by our foreign and domestic subsidiaries, as well as a reduction in our uncertain tax position reserve, realized as discrete items.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
The following table presents our available sources of liquidity:

Source	June 30, 2017
(In thousands)
Cash and cash equivalents, excluding restricted cash	$42,884
Availability under Revolver, due July 2020 (1)	510,600
Availability under 2015 RSA, due January 2019 (2)	11,500
Total unrestricted liquidity	$564,984
Cash and cash equivalents – restricted (3)	58,994
Restricted investments, held to maturity, amortized cost (3)	22,025
Total liquidity, including restricted cash and restricted investments	$646,003
____________

(1)
As of June 30, 2017, we had no borrowings under the $600.0 million Revolver. We additionally had $89.4 million in outstanding letters of credit (discussed below), leaving $510.6 million available under the Revolver.

(2)	Based on eligible receivables at June 30, 2017, our borrowing base for the 2015 RSA was $306.5 million, while outstanding borrowings were $295.0 million, gross of DLCs.

(3)	Restricted cash and cash equivalents, and restricted short-term investments are primarily held by our captive insurance companies for claims payments.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to owner-operators, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:

•
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and fund growth in our revenue equipment fleet. We expect the net cash capital expenditures required to maintain our current fleet to be in the range of $200.0 million to $250.0 million for the full year 2017, but intend to keep this range as flexible as possible to appropriately respond to pending business opportunities and the overall market environment. In addition to this, we expect to continue to obtain a portion of our equipment under operating and capital leases. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.

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

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•
Principal and Interest Payments — As of June 30, 2017, we had material debt and capital lease obligations of $0.9 billion, which are discussed under "Material Debt Agreements," below. A significant amount of our cash flows from operations are committed to minimum payments of principal and interest on our lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.

•	Leverage Ratio — As of June 30, 2017, our leverage ratio was 1.86.

•
Letters of Credit — Pursuant to the terms of the 2015 Agreement, our lenders may issue standby letters of credit on our behalf. When we have letters of credit outstanding, it reduces the availability under the $600.0 million Revolver. Standby letters of credit are typically issued for the benefit of third-party insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities. Our outstanding letters of credit have historically been in the range of $90.0 million to $150.0 million.

•
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. In September 2015, the Board authorized the Company to repurchase up to $100.0 million of its outstanding Class A common stock. We finished our repurchases under this authorization in January 2016. In February 2016, the Board authorized an additional $150.0 million in Class A common stock share repurchases, of which $62.9 million remained available as of June 30, 2017. Given the pending merger with Knight, we do not anticipate any share repurchases prior to the expected close. See further details regarding our share repurchases under Note 12 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information.

Working Capital
As of June 30, 2017 and December 31, 2016, we had a working capital surplus of $186.3 million and $246.0 million, respectively.
Material Debt Agreements
As of June 30, 2017, we had $0.9 billion in material debt obligations at the following carrying values:

•	$448.8 million: Term Loan A, due July 2020, net of $1.2 million DLC

•	$294.5 million: 2015 RSA outstanding borrowings, due January 2019, net of $0.5 million DLC

•	$188.8 million: Capital lease obligations

•	$0.0 million: Revolver, due July 2020

•	$3.8 million: Other
As of December 31, 2016, we had $1.1 billion in material debt obligations at the following carrying values:

•	$492.9 million: Term Loan A, due July 2020, net of $1.3 million DLC

•	$279.3 million: 2015 RSA outstanding borrowings, due January 2019, net of $0.7 million DLC

•	$233.9 million: Capital lease obligations

•	$130.0 million: Revolver, due July 2020

•	$8.9 million: Other
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

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Capital and Operating Leases
In addition to our net cash capital expenditures, we enter into lease agreements to acquire revenue equipment, including tractors and trailers. Our tractor and trailer lease acquisitions and terminations were as follows:

	Year-to-Date June 30,
	2017	2016
	(In thousands)
Gross value of revenue equipment acquired with:
Capital leases	$—	$—
Operating leases	154,799	127,809

Originating value of terminated revenue equipment leases:
Capital leases	$58,984	$29,610
Operating leases	103,758	153,223

Contractual Obligations
Key terms and other details regarding leases, purchase commitments, and Jerry Moyes' retirement package are included in Notes 9, 10, and 15 in the Notes to Consolidated Financial Statements, included in Part I, Item 1, which is incorporated by reference herein. "Liquidity and Capital Resources," above, includes details on other changes in our contractual obligations year-to-date June 30, 2017. Aside from these items, there were no material changes to the contractual obligations table, which was included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off Balance Sheet Arrangements
Information about our off balance sheet arrangements is included in Note 9 and Note 10 of the Notes to Consolidated Financial Statements, included in Part I, Item 1, which is incorporated by reference herein. See also "Contractual Obligations," above.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis
The following table summarizes our cash flow activities year-to-date June 30, 2017, as compared to year-to-date June 30, 2016.

	Year-to-Date June 30,		Favorable (Unfavorable) Cash Flow Variance
	2017	2016
	(In thousands)
Net cash provided by operating activities	$182,962	$243,970	$(61,008)
Net cash provided by (used in) investing activities	(25,573)	5,855	(31,428)
Net cash used in financing activities	(203,896)	(239,283)	35,387

The $61.0 million decrease in net cash provided by operating activities year-to-date June 30, 2017, as compared to year-to-date June 30, 2016, consisted of:

Unfavorable Cash Flow Variances:

(1)	$58.9 million decrease in operating income, driven by the factors discussed in "Results of Operations — Segment Review" and "Results of Operations — Consolidated Operating and Other Expenses," above.

(2)	$19.1 million increase in cash paid for income taxes, primarily driven by a federal extension income tax payment from 2016, paid in 2017.

Favorable Cash Flow Variance:

(3)
$7.3 million increase in operating cash flows related to changes in accounts payable, accrued, and other liabilities, primarily due to timing differences in payments to our vendors, as well as changes in accrued liabilities balances.

(4)	$9.8 million net remaining favorable variance was related to various factors that had an immaterial impact on net cash provided by operating activities.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The $31.4 million increase in net cash used in investing activities year-to-date June 30, 2017, as compared to year-to-date June 30, 2016, consisted of:

Unfavorable Cash Flow Variance:

(1)	$18.0 million increase in capital expenditures due to an increase in the number of tractors purchased year-to-date June 30, 2017, as compared to the same period in 2016.

(2)
$14.6 million decrease in proceeds from sale of property and equipment. This was primarily driven by a decrease in the number of trailers and tractors sold year-to-date June 30, 2017, compared to the same period in 2016.

Favorable Cash Flow Variances:

(3)	$1.2 million net remaining favorable variance was related to various factors that had an immaterial impact on net cash used in investing activities.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The $35.4 million decrease in net cash used in financing activities year-to-date June 30, 2017, as compared to year-to-date June 30, 2016, consisted of:

Favorable Cash Flow Variances:

(1)
$90.0 million decrease in cash used to repurchase shares of our outstanding Class A common stock. We did not repurchase any shares of our our Class A common stock year-to-date June 30, 2017, as compared to the same period in 2016, when we repurchased $90.0 million shares of our Class A common stock. See further details regarding our share repurchases under Note 12 in the Notes to Consolidated Financial Statements, included in Part I, Item 1: Financial Information.

(2)	$5.4 million net remaining favorable variance was related to various factors that had an immaterial impact on net cash used in financing activities.

Unfavorable Cash Flow Variance:

(3)
$60.0 million unfavorable cash flow variance related to accounts receivable securitization. During year-to-date June 30, 2017, we had net borrowings of $15.0 million under the 2015 RSA, as compared to year-to-date June 30, 2016, when we had net borrowings of $75.0 million under the 2015 RSA.

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

Recently Issued Accounting Pronouncements
See Part I, Item 1: Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's consolidated financial statements, as follows:

•	Note 1 for recently issued accounting pronouncements the Company adopted year-to-date June 30, 2017.

•	Note 2 for recently issued accounting pronouncements, not yet adopted by the Company as of June 30, 2017.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure from variable interest rates, primarily related to our 2015 Agreement and 2015 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable-rate debt (weighted average variable rate of 2.3% and 1.7% for year-to-date June 30, 2017 and 2016, respectively). Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our annual interest expense by $7.4 million.
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the DOE, increased from an average of $2.18 year-to-date June 30, 2016 to an average of $2.56 year-to-date June 30, 2017. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that as of June 30, 2017 our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 11 of the notes to our consolidated financial statements, included in Part I, Item 1, in this Quarterly Report on Form 10-Q for the period ended June 30, 2017, and is incorporated by reference herein.

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

•	the ability of Knight and Swift to operate the business successfully and to achieve anticipated synergies;

•	litigation and potential relating to the proposed transaction that has been, or could be, instituted against Knight, Swift or their respective directors;

•	the risk that disruptions from the proposed transaction will harm Knight’s or Swift’s business, including current plans and operations;

•	the ability of Knight and Swift to retain and hire key personnel;

•	potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger;

•	uncertainty as to the long-term value of the combined company’s common stock;

•	continued availability of capital and financing and rating agency actions;

•	legislative, regulatory and economic developments; and

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
In February 2016, the Board authorized the Company to repurchase up to $150.0 million of its outstanding Class A common stock. There is no expiration date associated with this share repurchase authorization. As of June 30, 2017, $62.9 million shares remained available under this share repurchase authorization. The Company did not repurchase any shares of its outstanding Class A common stock during year-to-date June 30, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2010

3.2	By-laws of Swift Transportation Company	Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2010

3.3	Amendment to Bylaws of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on September 8, 2016

10.1	Form of Restricted Stock Unit Notice (Executive)*	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on May 31, 2017

10.2	Form of Restricted Stock Unit Notice (Standard)*	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on May 31, 2017

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

* Management contract or compensatory plan, contract, or arrangement

Table of Contents Glossary of Terms

SWIFT TRANSPORTATION COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SWIFT TRANSPORTATION COMPANY

Date:	July 24, 2017	/s/ Richard Stocking
Richard Stocking
Chief Executive Officer
(Principal Executive Officer)

Date:	July 24, 2017	/s/ Virginia Henkels
Virginia Henkels
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)