Form 10-Q
period 2017-09-30
Knight-Swift Transportation Holdings Inc.
filed 2017-11-09
CIK 1492691

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
For the quarterly period ended September 30, 2017
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35007
___________________________________________________________________________________________________________________
 Knight-Swift Transportation Holdings Inc.
(Exact name of registrant as specified in its charter)
___________________________________________________________________________________________________________________

Delaware	20-5589597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20002 North 19th Avenue
Phoenix, Arizona 85027
(Address of principal executive offices and zip code)
(602) 269-2000
(Registrant’s telephone number, including area code)

Swift Transportation Company, 2200 South 75th Avenue, Phoenix, Arizona 85043
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
There were 177,933,640 shares of the registrant's Class A Common Stock and 0 shares of the registrant's Class B Common Stock outstanding as of November 1, 2017.

Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

GLOSSARY OF TERMS
The following glossary provides definitions for certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger
See complete description of the 2017 Merger included in Note 1 of the footnotes to the condensed consolidated unaudited financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

2015 RSA	Amended and Restated Receivables Sale Agreement, as amended, entered into in 2015 by SRCII (defined below), with unrelated financial entities, "the Purchasers" (defined below)
2013 Agreement	Knight's unsecured credit facility
2015 Agreement	Swift's Fourth Amended and Restated Credit Agreement, entered into on July 25, 2015
2017 Agreement	The Company's Credit Agreement, entered into on September 29, 2017
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
CSA	Compliance Safety Accountability
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
FMCSA	Federal Motor Carrier Safety Administration
GAAP	United States Generally Accepted Accounting Principles
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries prior to the 2017 Merger
Knight Revolver	Revolving line of credit under the 2013 Agreement
LIBOR	London InterBank Offered Rate
Revolver	Revolving line of credit under the 2017 Agreement
Swift Revolver	Revolving line of credit under the 2015 Agreement
SEC	United States Securities and Exchange Commission
SRCII	Swift Receivables Company II, LLC
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries prior to the 2017 Merger.
Term Loan A	Swift's first lien term loan A under the 2015 Agreement
Term Loan	The Company's term loan under the 2017 Agreement
The Purchasers	Unrelated financial entities in the and 2015 RSA, which were accounts receivable securitization agreements entered into by SRCII

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016
	(In thousands, except per share data)
Assets:
Current assets:
Cash and cash equivalents	$136,422	$8,021
Cash and cash equivalents - restricted	62,685	—
Restricted investments, held to maturity, amortized cost	22,303	—
Trade receivables, net of allowance for doubtful accounts of $15,811 and $2,727, respectively	545,588	133,846
Equipment sales receivables	709	8,321
Notes receivable, net	5,984	560
Prepaid expenses	65,004	13,244
Assets held for sale	24,891	9,634
Income tax receivable	39,850	8,406
Other current assets	24,419	8,159
Total current assets	927,855	190,191
Property and equipment:
Revenue equipment	2,050,343	910,042
Land and land improvements	216,509	54,106
Buildings and building improvements	357,357	145,866
Furniture and fixtures	40,093	20,241
Shop and service equipment	22,437	16,859
Leasehold improvements	9,529	4,735
Total property and equipment	2,696,268	1,151,849
Less: accumulated depreciation and amortization	(399,681)	(348,991)
Property and equipment, net	2,296,587	802,858
Notes receivable, long-term	12,659	3,047
Goodwill	2,989,270	47,031
Intangible assets, net	1,285,571	2,575
Other long-term assets, restricted cash and investments	35,866	32,823
Total assets	$7,547,808	$1,078,525
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$198,168	$18,006
Accrued payroll and purchased transportation	86,213	25,017
Accrued liabilities	213,313	16,722
Claims accruals – current portion	147,922	18,633
Long-term debt – current portion	30	—
Capital lease obligations – current portion	54,561	—
Dividend payable – current portion	299	272
Total current liabilities	700,506	78,650
Revolving line of credit	85,000	18,000
Long-term debt – less current portion	399,719	—
Capital lease obligations – less current portion	135,540	—
Accounts receivable securitization	285,000	—
Claims accruals – less current portion	204,203	13,290
Deferred tax liabilities	909,941	178,000
Long-term dividend payable and other long-term liabilities	29,643	1,854
Total liabilities	2,749,552	289,794
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 10,000; none issued	—	—
Class A common stock, par value $0.01 per share; authorized 500,000 shares; 177,880 and 80,229 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,779	802
Class B common stock, par value $0.01 per share; authorized 250,000 shares; none issued	—	—
Additional paid-in capital	4,212,609	223,267
Retained earnings	581,382	562,404
Total Knight-Swift stockholders' equity	4,795,770	786,473
Noncontrolling interest	2,486	2,258
Total stockholders’ equity	4,798,256	788,731
Total liabilities and stockholders’ equity	$7,547,808	$1,078,525
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended September 30,		Year-to-Date September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenue:
Revenue, before fuel surcharge	$469,683	$256,243	$961,685	$763,684
Fuel surcharge	51,925	24,287	104,348	65,252
Total revenue	521,608	280,530	1,066,033	828,936
Operating expenses:
Salaries, wages and benefits	154,390	82,688	316,844	250,732
Fuel	62,300	34,616	131,252	94,815
Operations and maintenance	37,267	19,781	78,516	56,886
Insurance and claims	21,117	9,251	37,982	26,330
Operating taxes and licenses	8,793	4,546	17,839	14,645
Communications	1,921	976	4,125	3,224
Depreciation and amortization of property and equipment	43,477	29,004	102,280	86,111
Amortization of intangibles	2,654	125	2,904	375
Rental expense	15,388	1,279	17,939	3,724
Purchased transportation	127,434	57,069	244,358	168,772
Impairments	16,746	—	16,746	—
Miscellaneous operating expenses, net	11,972	4,261	21,873	9,580
Merger-related costs	12,338	—	16,516	—
Total operating expenses	515,797	243,596	1,009,174	715,194
Operating income	5,811	36,934	56,859	113,742
Other income (expense):
Interest income	370	83	559	259
Interest expense	(1,812)	(182)	(1,948)	(742)
Other (expense) income, net	(1,442)	1,389	(120)	4,602
Total other (expense) income	(2,884)	1,290	(1,509)	4,119
Income before income taxes	2,927	38,224	55,350	117,861
Income taxes (benefit) expense	(1,272)	14,141	17,786	45,095
Net income	4,199	24,083	37,564	72,766
Net income attributable to noncontrolling interest	(318)	(316)	(836)	(1,064)
Net income attributable to Knight-Swift	$3,881	$23,767	$36,728	$71,702

Earnings per share:
Basic	$0.04	$0.30	$0.42	$0.89
Diluted	$0.04	$0.29	$0.41	$0.88

Dividends declared per share:	$0.06	$0.06	$0.18	$0.18

Weighted average shares outstanding:
Basic	102,846	80,040	87,978	80,284
Diluted	103,752	80,949	88,847	81,112
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended September 30,		Year-to-Date September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$4,199	$24,083	$37,564	$72,766
Other comprehensive income, net of income taxes:
Realized gains from available-for-sale securities reclassified to net income (1)	—	(878)	—	(2,771)
Unrealized gain from changes in fair value of available-for-sale securities (2)	—	145	—	198
Other comprehensive income, net of income taxes:	—	(733)	—	(2,573)
Comprehensive income, net of income taxes	4,199	23,350	37,564	70,193
Comprehensive income attributable to noncontrolling interest	(318)	(316)	(836)	(1,064)
Comprehensive income attributable to Knight-Swift	$3,881	$23,034	$36,728	$69,129
____________

(1)	Net of current income tax expense of $546 and $1,723 for the quarter ended and year-to-date September 30, 2016, respectively.

(2)	Net of deferred income tax expense of $85 and $104 for the quarter ended and year-to-date September 30, 2016, respectively.
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock			Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands)
Balances, December 31, 2016	80,229	$802		$223,267	$562,404	$786,473	$2,258	$788,731
2017 Merger Reverse Split of Swift shares	97,043	971		3,975,832	—	3,976,803	102	3,976,905
Exercise of stock options and RSUs	596	6	—	9,720	—	9,726	—	9,726
Issuance of common stock	12	—		397	—	397	—	397
Shares withheld from RSU settlement	—	—		—	(3,215)	(3,215)	—	(3,215)
Employee stock-based compensation expense	—	—		3,393	—	3,393	—	3,393
Cash dividends paid and dividends accrued	—	—		—	(14,535)	(14,535)	—	(14,535)
Net income attributable to Knight-Swift	—	—		—	36,728	36,728	—	36,728
Other comprehensive income	—	—		—	—	—	—	—
Distribution to noncontrolling interest	—	—		—	—	—	(710)	(710)
Net income attributable to noncontrolling interest	—	—		—	—	—	836	836
Balances, September 30, 2017	177,880	$1,779		$4,212,609	$581,382	$4,795,770	$2,486	$4,798,256
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Year-to-Date September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$37,564	$72,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	105,184	86,486
Amortization of debt issuance costs, and other	15	—
Gain on sale of equipment	(2,465)	(7,451)
Gain from available-for-sale securities	—	(4,494)
Impairments	16,746	—
Deferred income taxes	(9,467)	4,655
Provision for doubtful accounts and notes receivable	831	594
Non-cash compensation expense for issuance of common stock to certain members of the Board of Directors	398	398
Stock-based compensation expense	3,393	3,126
Income from investment in TRP partnerships	(1,660)	(177)
Transportation Resource Partners impairment	56	67
Increase (decrease) in cash resulting from changes in:
Trade receivables and equipment sales receivable	(6,027)	(133)
Other current assets	(215)	5,707
Prepaid expenses	(7,641)	649
Income tax receivable	(23,859)	33,122
Other long-term assets	126	547
Accounts payable	(4,447)	1,869
Accrued liabilities and claims accrual	23,791	(6,040)
Net cash provided by operating activities	132,323	191,691
Cash flows from investing activities:
Decrease (increase) in cash and cash equivalents – restricted	745	(19)
Proceeds from maturities of held-to-maturity investments	2,835	—
Purchases of held-to maturity investments	(3,015)	—
Proceeds from sale of available-for-sale securities	—	7,403
Proceeds from sale of property and equipment/assets held for sale	29,490	49,972
Purchases of property and equipment	(91,925)	(126,028)
Proceeds from notes receivable	1,826	1,348
Expenditures on assets held for sale	(720)	—
Payments received on equipment sale receivables	1,067	—
Cash payments to Transportation Resource Partners	(1,166)	(21,778)
Cash proceeds from Transportation Resource Partners	9,775	423
Cash and cash equivalents received with 2017 Merger	28,493	—
Net cash used in investing activities	(22,595)	(88,679)

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Year-to-Date September 30,
	2017	2016
	(In thousands)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(454,148)	—
Proceeds from long-term debt	400,000	—
Repayments on Knight Revolver, net	(18,000)	(60,000)
Borrowings on Revolver	85,000	—
Borrowings under accounts receivable securitization	20,000	—
Payment of deferred loan costs	(2,312)	—
Proceeds from exercise of stock options	9,726	9,321
Share withholding for taxes due on equity awards	(6,114)	(1,421)
Payments to repurchase company's common stock	—	(39,873)
Dividends paid	(14,769)	(14,753)
Cash distribution to noncontrolling interest holder	(710)	(1,091)
Net cash provided by (used) in financing activities	18,673	(107,817)
Net increase (decrease) in cash and cash equivalents	128,401	(4,805)
Cash and cash equivalents at beginning of period	8,021	8,691
Cash and cash equivalents at end of period	$136,422	$3,886

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,924	$782
Income taxes	50,709	7,238
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$16,557	$6,436
Equipment sales receivables	954	—
Financing provided to independent contractors for equipment sold	1,801	1,024
Transfer from property and equipment to assets held for sale	26,180	25,035
Capital lease additions	15,020	—
Net dividend accrued for restricted stock units	38	69
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Introduction and Basis of Presentation
Certain acronyms and terms used throughout this Quarterly Report on Form 10-Q are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document. Definitions for these acronyms and terms are provided in the "Glossary of Terms," available in the front of this document.
Merger
On September 8, 2017, pursuant to the Agreement and Plan of Merger, dated as of April 9, 2017, by Swift Transportation Company, Bishop Merger Sub, Inc., a direct wholly owned subsidiary of Swift (“Merger Sub”), and Knight Transportation, Inc., Merger Sub merged with and into Knight, with Knight surviving as a direct wholly owned subsidiary of Swift (the “2017 Merger”). Immediately prior to the effective time of the 2017 Merger (the “Effective Time”), the certificate of incorporation of the Company was amended and restated (the “Amended Company Charter”) to reflect, among other things, that:
(i)the Company’s corporate name changed from “Swift Transportation Company” to “Knight-Swift Transportation Holdings Inc.”; and
(ii)each issued and outstanding share of Class B common stock, par value $0.01 per share, of Swift (the "Swift Class B Common Stock”) was converted (the “Class B Conversion”) into one share of Class A common stock, par value $0.01 per share, of Swift (the "Swift Class A Common Stock”) and immediately thereafter, each issued and outstanding share of Swift Class A Common Stock (including each share of Swift Class A Common Stock into which the shares Swift Class B Common Stock was converted pursuant to the Class B Conversion) was, by means of a reverse stock split (the “Reverse Split”), consolidated into 0.72 of a share of Class A Common Stock of the Company (the "Class A Common Stock"). No fractional shares of Class A Common Stock were issued in the Reverse Split, and, in connection with the Reverse Split, holders of Class A Common Stock became entitled to receive cash in lieu of any fractional shares in accordance with the Amended Company Charter.
At the Effective Time, each share of common stock, par value $0.01 per share, of Knight (“Knight Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares held in the treasury of Knight or owned or held, directly or indirectly, by Swift or any wholly owned subsidiary of Swift or Knight, in each case not held in a fiduciary capacity on behalf of a third-party) was converted into the right to receive one share of Class A Common Stock.
Upon the closing of the 2017 Merger, the shares of Knight Common Stock that previously traded under the ticker symbol “KNX” on the New York Stock Exchange (the “NYSE”) ceased trading on, and were delisted from, the NYSE. Shares of Class A Common Stock commenced trading on the NYSE, on a post-Reverse Split basis, under the ticker symbol “KNX” on September 11, 2017.
For the year-to-date period ended September 30, 2017, we recorded $16.5 million of direct and incremental costs associated with 2017 Merger-related activities, primarily incurred for legal and professional fees, which were recorded in the ”Merger-related costs” line in the accompanying condensed consolidated statements of income. In association with the 2017 Merger, we incurred merger-related bonuses and accelerated stock compensation expense totaling $5.6 million, which is recorded in the "Salaries, wages and benefits" line in the accompanying condensed consolidated statements of income. Additionally, we incurred $0.9 million in merger-related statutory filing fees and $0.1 million in driver-retention expenses recorded within the "Miscellaneous operating expenses" and "Purchased transportation" lines in the accompanying condensed consolidated statements of income.
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. As of September 30, 2017, the Company's fleet of revenue equipment included 23,107 tractors (comprised of 18,099 company tractors and 5,008 independent contractor tractors), 75,715 trailers, and 9,122 intermodal containers. The Company’s six reportable segments are Knight Trucking, Knight Logistics, Swift Truckload, Swift Dedicated, Swift Refrigerated, and Swift Intermodal.
Seasonality
In the transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand, customers reducing shipments following the holiday season, and inclement weather impeding operations. At the same time, operating expenses generally increase, and tractor productivity of our fleet, independent contractors, and third-party carriers decreases during the winter months due to decreased fuel efficiency, increased cold-weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. During this period, the profitability of our operations is generally lower than during other parts of the year. Additionally, we have seen surges between Thanksgiving and Christmas resulting from holiday shopping trends toward delivery of gifts purchased over the Internet, as well as the impact of shorter holiday seasons.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Basis of Presentation
We accounted for the 2017 Merger using the acquisition method of accounting in accordance with Topic 805, Business Combinations. GAAP requires that either Knight or Swift is designated as the acquirer for accounting and financial reporting purposes (“Accounting Acquirer”). Based on the evidence available, Knight was designated as the Accounting Acquirer. In identifying Knight as the Accounting Acquirer, we took into account the structure of the 2017 Merger, the composition of the combined company’s board of directors and the designation of certain senior management positions of the combined company, among other factors. Accordingly, the historical financial statements of Knight are the historical financial statements of the combined company. As such, information included within our condensed consolidated (unaudited) statements of income, comprehensive income and cash flows and their respective footnotes include the results of Swift from and after September 8, 2017 (the date of the closing of the 2017 Merger) to September 30, 2017. See Note 5 for the description of the purchase price allocation.
The condensed consolidated financial statements (unaudited) and footnotes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in Knight's Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated financial statements (unaudited) include the accounts of Knight-Swift Transportation Holdings Inc. and its subsidiaries. In management's opinion, these condensed consolidated financial statements (unaudited) were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair presentation of the periods presented.
Changes in Presentation
Recently Adopted Accounting Pronouncement — During the fourth quarter of 2016, Knight early adopted Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting (ASU 2016-09).  The standard  requires us to reflect any adoption adjustments as of the beginning of the annual period that includes the interim period of adoption. As such, our condensed consolidated statements of income, statements of comprehensive income and statements of cash flows for the quarter ended and year-to-date September 30, 2016, have been recast to include the impact of ASU 2016-09 adoption. See "Note 1-Significant Accounting Policies" in the notes to Knight's consolidated financial statements in Knight's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for detailed adoption information.
Other Presentation Changes — Beginning in 2017, we made the following changes in presentation:

•
Equipment sales receivables are separately presented within "Total current assets" in the condensed consolidated unaudited balance sheets. The prior period presentation has been retrospectively adjusted to reclassify the amount out of "Trade receivables, net of allowance for doubtful accounts" and into the new line item "Equipment sales receivable." The change in presentation has no net impact on "Total current assets."

•
Rental expenses related to revenue equipment are separately presented within "Total operating expenses" in the condensed consolidated statements of income. The prior period presentation has been retrospectively adjusted to reclassify the amount out of "Miscellaneous operating expenses" and into the new line item "Rental expense." The change in presentation has no impact on "Total operating expenses."

•
Excess tax benefits within the condensed consolidated statement of cash flows should be classified along with other income tax cash flows as an operating activity. Application is permitted to be prospective or retrospective. GAAP previously required classification within cash flows from financing activities. We retrospectively adjusted the year-to-date September 30, 2016 condensed consolidated statement of cash flows to align with the current period presentation by increasing cash flows from operating activities by $1.1 million and correspondingly decreasing cash flows from financing activities by $1.1 million, reflecting the amount of excess tax benefits previously presented for that period.

Summary of Significant Accounting Policies
In association with the 2017 Merger, we have the following additional significant accounting policies not previously disclosed within Knight's consolidated financial statements and footnotes included in Knight's Annual Report on Form 10-K for the year ended December 31, 2016.
Restricted Cash — Our wholly-owned captive insurance companies, Red Rock and Mohave, maintain certain operating bank accounts, working trust accounts, and investment accounts. The cash and short-term investments within the accounts are restricted by insurance regulations to fund the insurance claim losses to be paid by the captive insurance companies. Therefore, these cash and short-term investments are classified as "Cash and cash equivalents - restricted" in the condensed consolidated balance sheets.
Restricted Investments -— Our investments are restricted by insurance regulations to fund the insurance claim losses to be paid by the captive insurance companies. The Company accounts for its investments in accordance with ASC 320, Investments - Debt and Equity Securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates the determination on a quarterly basis. As of September 30, 2017, all of our investments in fixed-maturity securities were classified as held-to-maturity, as we have the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost. The amortized cost of debt securities is adjusted using the effective interest rate

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

method for amortization of premiums and accretion of discounts. Amortization and accretion are reported in "Other income, net" in the condensed consolidated statement of income (unaudited).
Management periodically evaluates restricted investments for impairment. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in estimated fair value. Management accounts for other-than-temporary impairments of debt securities in accordance with ASC 320, Investments - Debt and Equity Securities. This guidance requires the Company to evaluate whether it intends to sell an impaired debt security or whether it is more likely than not that it will be required to sell an impaired debt security before recovery of the amortized cost basis. If either of these criteria are met, an impairment loss equal to the difference between the debt security's amortized cost and its estimated fair value is recognized in earnings. For impaired debt securities that do not meet these criteria, we determine if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security's amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of accumulated other comprehensive income.
Operating Leases — In accordance with ASC 840, Leases, property and equipment held under operating leases, and liabilities related thereto, are off-balance sheet. All expenses related to operating leases are reflected in our condensed consolidated statements of income (unaudited) in "Rental expense." At the inception of a lease, management judgment is involved in classification as an operating or capital lease, as well as determination of useful lives and estimation of residual values of the related equipment. Future minimum lease payments used in determining lease classification represent the minimum rental payments called for over the lease term, inclusive of residual value guarantees (if applicable) and amounts that would be required to be paid, if any, by the Company upon default for leases containing subjective acceleration or cross default clauses.
We do not currently guarantee residual values under our operating lease agreements for revenue equipment. To the extent we believe any manufacturer will refuse or be unable to meet its obligation, we recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 2 — Recently Issued Accounting Pronouncements, Not Yet Adopted

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
January 2017	2014-04: Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment
This update simplifies how an entity is required to test goodwill for impairment. Under the new guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. Any impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
			January 2020	Currently under evaluation
November 2016	2016-18: Statement of Cash Flows (Topic 230) – Restricted Cash
This update requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows.
			January 2018	Currently under evaluation
August 2016	2016-15: Statement of Cash Flows (Topic 203) – Classification of Certain Cash Receipts and Cash Payments	This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.	January 2018	Currently under evaluation
May 2016	2016-12: Revenue from Contracts with Customers (Topic 606) – Narrow-scope Improvements and Practical Expedients
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
February 2016	2016-02: Leases (Topic 842)
This update seeks to increase the transparency and comparability among entities by requiring public entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. To satisfy the standard’s objective, a lessee will recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability will initially be measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Accounting by lessors will remain mostly unchanged from current GAAP.
			January 2019, Modified retrospective	Currently under evaluation; expected to be material, but not yet quantifiable.
January 2016	2016-01: Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The update (i) requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; (iv) requires an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements.
			January 2018, retrospective	Currently under evaluation
August 2015	2015-14: Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date	This ASU deferred the effective date of ASU 2014-09 (Topic 606) to annual reporting periods beginning after December 15, 2017.	January 2018, Modified retrospective	Currently under evaluation (1)
____________

(1)
We have established an ASC 606 implementation team, which includes support from external experts, to evaluate and implement the standard. The diagnostic phase of assessing the financial and business impacts of implementing the standard is well underway and includes identifying revenue sources within the our lines of business, reviewing a sample of contracts, analyzing the impact on our systems, and developing a preliminary assessment. Based upon the procedures performed in the diagnostic phase, we anticipates that the following key considerations will impact the our accounting and reporting under the new standard:

•	identification of what constitutes a contract in the our business practices,

•	variability in individual contracts, such as customer-specific terms that may vary from the master agreement,

•	principal versus agent determinations,

•	timing of revenue recognition (for example, point-in-time versus over time and/or accelerated versus deferred),

•	single versus multiple performance obligations, including the timing of when such performance obligations are satisfied

•	new/changed estimates and management judgments (for example, system estimation of in-transit accruals versus manual estimation),

•	disaggregation of revenue by category within segments, and

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

•	others.

We expect that there will also be changes in sales, contracting, accounting, reporting, tax, debt covenants, and other business processes, policies, and controls, as a result of implementing the standard. The 2017 Merger is also affecting the timing and other components of the implementation process.
Based on the information currently available from the diagnostic phase, we cannot yet determine the quantitative impact on the financial statements. We expect changes related to the timing of revenue recognition between reportable periods, as well as changes in the requirements for accounting policy and other new disclosures. As the diagnostic phase is being finalized, we are proceeding to design and develop solutions in preparation for the implementation phase of the standard. Since we are continuing to evaluate the impact of the standard, disclosures around these preliminary assessments are subject to change.

Note 3 — Earnings Per Share
The following table reconciles the basic and diluted earnings per share computation for the quarter ended and year-to-date September 30, 2017 and 2016:

	Quarter Ended September 30,		Year-to-Date September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Weighted-average common shares outstanding – basic	102,846	80,040	87,978	80,284
Dilutive effect of stock options and unvested restricted stock units (1)	906	909	869	828
Weighted-average common shares outstanding – diluted	103,752	80,949	88,847	81,112

Net income attributable to Knight-Swift (2)	$3,881	$23,767	$36,728	$71,702

Basic earnings per share	$0.04	$0.30	$0.42	$0.89
Diluted earnings per share	$0.04	$0.29	$0.41	$0.88
____________

(1)
Shares were excluded from the dilutive-effect calculation because the outstanding options' exercise prices were greater than the average market price of Knight's Common Stock for the 2016 periods and the Class A Common Stock for the 2017 periods.

	Quarter Ended September 30,		Year-to-Date September 30,
	2017	2016	2017	2016
	(In thousands)
Number of anti-dilutive shares	654	937	488	1,072

(2)
Knight early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting during the fourth quarter of 2016. The adoption of this standard resulted in the recognition of $1.8 million of excess tax benefits to the income tax provision for the year ended December 31, 2016. Net income and shares outstanding data for the quarter ended and year-to-date September 30, 2016 are presented as if the ASU was adopted at the beginning of 2016.

Note 4 — Information by Segment and Geography
Segment Information
As a result of the 2017 Merger, we have six reportable segments, which are the historical reportable operating segments of Knight and Swift: Knight Trucking, Knight Logistics, Swift Truckload, Swift Dedicated, Swift Refrigerated and Swift Intermodal. In determining our reportable segments, we focus on financial information such as total revenue and expenses, operating income, operating ratios, and other key operating statistics common in the industry. Our chief operating decision makers also use this information to evaluate this information to evaluate segment performance and allocate resources to our operations.
Knight Segments:
Knight Trucking — The Knight Trucking segment is comprised of three operating units (Dry Van, Refrigerated and Drayage).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Knight Logistics — The Knight Logistics segment is comprised of two operating units (Brokerage and Intermodal). We also provide logistics freight management and other non-trucking services through our Knight Logistics business.
Swift Segments:
Swift Truckload — The Swift Truckload segment consists of one-way movements over irregular routes throughout the United States, Mexico, and Canada.
Swift Dedicated — The Swift Dedicated segment devotes use of equipment to specific customers and offers tailored solutions under long-term contracts.
Swift Refrigerated — The Swift Refrigerated segment primarily consists of shipments for customers that require temperature-controlled trailers. These shipments include one-way movements over irregular routes, as well as dedicated truck operations.
Swift Intermodal — The Swift Intermodal segment includes revenue generated by moving freight over the rail in Swift's containers and other trailing equipment, combined with revenue for drayage to transport loads between the railheads and customer locations.
Swift Non-reportable Segments — The Swift non-reportable segments include Swift's logistics and freight brokerage services, as well as support services that Swift's subsidiaries provide to customers and independent contractors, including repair and maintenance shop services, equipment leasing and insurance. Certain legal settlements and reserves, and other corporate expenses are also included in the non-reportable segments.
Intersegment Eliminations — Certain operating segments provide transportation and related services for other affiliates outside their reportable segment. For Knight operating segments, such services are billed at cost, and no profit is earned. For Swift operating segments, revenues for such services are based on negotiated rates, and are reflected as revenues of the billing segment. These rates are adjusted from time to time, based on market conditions. Such intersegment revenues and expenses are eliminated in our consolidated results.
The following tables present our financial information by segment:

	Quarter Ended September 30,				Year-to-Date September 30,
	2017		2016		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Total revenue:	(Dollars in thousands)
Knight
Trucking	$222,307	42.6%	$228,590	81.5%	$661,320	62.0%	$672,969	81.2%
Logistics	57,904	11.1	53,643	19.1	166,959	15.7	163,955	19.8
Swift
Truckload	115,899	22.2	—	—	115,899	10.9	—	—
Dedicated	39,120	7.5	—	—	39,120	3.7	—	—
Refrigerated	47,506	9.1	—	—	47,506	4.5	—	—
Intermodal	24,046	4.6	—	—	24,046	2.3	—	—
Subtotal	506,782		282,233		1,054,850		836,924
Swift Non-reportable segments	20,212	3.9	—	—	20,212	1.9	—	—
Intersegment eliminations	(5,386)	(1.0)	(1,703)	(0.6)	(9,029)	(1.0)	(7,988)	(1.0)
Consolidated total revenue	$521,608	100.0%	$280,530	100.0%	$1,066,033	100.0%	$828,936	100.0%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Quarter Ended September 30,				Year-to-Date September 30,
	2017		2016		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Operating income (loss):	(Dollars in thousands)
Knight
Trucking	$8,581	147.7%	$34,439	93.2%	$54,603	96.0%	$105,647	92.9%
Logistics	3,651	62.8	2,495	6.8	8,677	15.3	8,095	7.1
Swift
Truckload	7,967	137.1	—	—	7,967	14.0	—	—
Dedicated	2,949	50.7	—	—	2,949	5.2	—	—
Refrigerated	427	7.3	—	—	427	0.8	—	—
Intermodal	1,396	24.0	—	—	1,396	2.5	—	—
Subtotal	24,971		36,934		76,019		113,742
Swift Non-reportable segments	(19,160)	(329.6)	—	—	(19,160)	(33.8)	—	—
Consolidated operating income	$5,811	100.0%	$36,934	100.0%	$56,859	100.0%	$113,742	100.0%

	Quarter Ended September 30,				Year-to-Date September 30,
	2017		2016		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Depreciation and amortization of property and equipment	(Dollars in thousands)
Knight
Trucking	$27,552	63.4%	$27,863	96.1%	$83,678	81.8%	$82,999	96.4%
Logistics	1,245	2.9	1,141	3.9	3,922	3.8	3,112	3.6
Swift
Truckload	6,179	14.2	—	—	6,179	6.0	—	—
Dedicated	2,861	6.6	—	—	2,861	2.8	—	—
Refrigerated	2,147	4.9	—	—	2,147	2.1	—	—
Intermodal	603	1.4	—	—	603	0.6	—	—
Subtotal	40,587		29,004		99,390		86,111
Swift Non-reportable segments	2,890	6.6	—	—	2,890	2.8	—	—
Consolidated depreciation and amortization of property and equipment	$43,477	100.0%	$29,004	100.0%	$102,280	100.0%	$86,111	100.0%
No segment asset or liability information is provided as we do not prepare balance sheets by segment, and our chief decision makers do not review segment assets or liabilities to make operating decisions.

Geographical Information
In the aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated total operating revenue for the quarter ended and year-to-date September 30, 2017 and 2016. Additionally, long-lived assets on the Company's foreign subsidiaries' balance sheets were less than 5.0% of consolidated total assets as of September 30, 2017 and December 31, 2016.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Purchase Price Allocation
As described in Note 1, we completed the 2017 Merger on September 8, 2017. Based on the evidence available, Knight was designated as the Accounting Acquirer.
Pursuant to the 2017 Merger, each share of Swift Class A Common Stock and Swift Class B Common Stock was converted into 0.72 shares of Knight-Swift by means of the Reverse Split. Following the consummation of the 2017 Merger, Knight and Swift stockholders own approximately 46% and 54%, respectively, of the Company. Based on Knight's $40.85 per share closing price on September 8, 2017 and the fair value of Swift equity awards, consisting of outstanding stock options and certain unvested restricted stock units, and noncontrolling interest assumed by the Company totaling $13.2 million, the 0.72 of a combined company share that the Swift stockholders received in respect of each class A share of Swift had a fair value of approximately $4.0 billion. See Note 22 for further discussion related to the treatment of the Swift equity awards assumed pursuant to the 2017 Merger.

The purchase price allocation for the 2017 Merger is preliminary and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, pending the completion of an independent valuation of certain tangible and intangible assets acquired, assessment of lease agreements, certain identified contingent liabilities and the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed and assessment of other tax related items. We expect that, as we obtain more information, the preliminary purchase price allocation disclosed below may change. Any future adjustments to the preliminary purchase price allocation, including changes within identifiable intangible assets or estimation uncertainty impacted by market conditions, may impact future net earnings. The purchase price allocation adjustments can be made through the end of our measurement period, which is not to exceed one year from the acquisition date.

The following table summarizes the total fair value consideration transferred (in thousands except per share data):

Number of Swift shares outstanding at September 8, 2017	134,765
Swift share conversion ratio	0.72
Swift shares outstanding post-Reverse Split and immediately prior to the 2017 Merger	97,031
Closing price of Knight on September 8, 2017	$40.85
Fair value of equity portion of the 2017 Merger consideration	$3,963,712
Fair Value of Swift equity awards and noncontrolling interest assumed	13,193
Total Fair value of consideration transferred	$3,976,905

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following is a preliminary summary of the allocation of purchase consideration to the estimated fair value of Swift’s assets acquired and liabilities assumed in the 2017 Merger (in thousands):

Fair value of the consideration transferred	$3,976,905

Cash and cash equivalents	$28,484
Restricted cash and fixed maturity securities	85,615
Trade and other receivables	411,767
Prepaid expenses	44,564
Other current assets	19,736
Property and equipment	1,522,123
Identifiable intangible assets	1,285,900
Other noncurrent assets	18,537
Total assets	3,416,726

Accounts payable	(188,411)
Accrued liabilities	(232,280)
Claims accruals	(306,846)
Long-term debt and capital lease obligations	(894,681)
Deferred tax liabilities	(741,405)
Other long-term liabilities	(18,452)
Total liabilities	(2,382,075)

Goodwill	$2,942,254
The goodwill is primarily attributable to Swift’s existing workforce and the synergies expected to arise after the 2017 Merger. These acquired capabilities, when combined with Knight's business, will result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either Knight or Swift. As noted above, our purchase price allocation is preliminary and as such, we have not completed the allocation of goodwill to our reportable segments. The goodwill will not be deductible for tax purposes.
The estimated fair value of the acquired identifiable intangible assets is based on a preliminary valuation completed for Swift, along with related tangible assets, using a combination of the income method, cost method and comparable market transactions. Following are the details of the preliminary purchase price allocated to the identifiable intangible assets acquired:

	Estimated Life	Estimated Fair Value
	(years)	(thousands)
Customer relationships	10 - 20 years	$817,200
Trade name	indefinite	468,700
Total identifiable intangible assets		$1,285,900
We assumed certain claims and contingent liabilities, including legal reserves, at the acquisition date. The fair value of these liabilities is preliminary, and, as we obtain additional information, the fair value of these liabilities may change.

In association with the 2017 Merger, we recognized certain merger-related costs, consisting of legal and professional fees, of $12.3 million and $16.5 million for the quarter ended and year-to-date September 30, 2017, respectively. Additionally, we incurred merger-related bonuses and accelerated stock compensation expense totaling $5.6 million, which is recorded in the "Salaries, wages and benefits" line in the accompanying condensed consolidated statements of income during the quarter ended and year-to-date September 30, 2017, as well as, merger-related statutory filing fees of $0.9 million and $0.1 million in driver-retention expenses recorded within the "Miscellaneous operating expenses" and "Purchased transportation" lines in the accompany condensed consolidated statements of income during the three and nine months ended September 30, 2017.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Our condensed consolidated financial statements for the quarter ended and year-to-date September 30, 2017 include Swift's results of operations after September 8, 2017 (closing of the 2017 Merger) through September 30, 2017. During the quarter ended and year-to-date September 30, 2017, Swift's total revenue and net loss included within our consolidated operating results was $242.8 million and $5.5 million, respectively. Swift's net loss for this period includes a $16.7 million Impairment charge for the termination of implementation of the Swift Enterprise Resource Planning ("ERP") system, as well as, $2.5 million related to the amortization of intangibles acquired in the 2017 Merger.

The following unaudited pro forma information combines the historical operations of Knight and Swift, giving effect to the 2017 Merger and related transactions as if they had been consummated on January 1, 2016, the beginning of the earliest period presented.

	Year-to-Date
	September 30, 2017	September 30, 2016
Total revenue	$3,776,841	$3,821,839
Net income	$83,727	$165,613
Diluted earnings per share	$0.47	$0.92

The unaudited pro forma condensed combined financial information has been presented for comparative purposes only and includes certain adjustments such as recognition of assets acquired at estimated fair values and related depreciation and amortization, elimination of transaction costs incurred by Knight and by Swift during the periods presented that were directly related to the 2017 Merger, and related income tax effects of these items. As a result of the 2017 Merger, both Knight and Swift incurred certain merger-related expenses, including professional legal and advisory fees, acceleration of share-based compensation, bonus incentives, severance payments, filing fees and other miscellaneous expenses. These merger-related expenses for both Knight and Swift totaled $57.0 million year-to-date September 30, 2017 and are eliminated from presentation of the unaudited pro forma net income presented above. The unaudited pro forma condensed combined financial information does not purport to represent the actual results of operations that Knight and Swift would have achieved had the companies been combined during the periods presented in the unaudited pro forma condensed combined financial statements and is not intended to project the future results of operations that the combined company may achieve after the 2017 Merger. The unaudited pro forma condensed combined financial information does not reflect any cost savings that may be realized as a result of the 2017 Merger and also does not reflect any restructuring or integration-related costs to achieve those potential cost savings.

Note 6 — Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.

The changes in the carrying amounts of goodwill were as follows:

September 30, 2017
(In thousands)
Goodwill at beginning of period	$47,031
Amortization relating to deferred tax assets	(15)
Goodwill related to 2017 Merger	2,942,254
Goodwill at end of period	$2,989,270

There were no goodwill impairments recorded year-to-date September 30, 2017 or 2016.
Identifiable intangible assets subject to amortization have been recorded at fair value. Intangible assets related to acquisitions prior 2017 are amortized over a remaining weighted-average amortization period of 7.6 years. Our customer relationship intangible assets related to the 2017 Merger are being amortized over a remaining weighted average amortization period of 19.9 years.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Other intangible asset balances were as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Customer Relationships and Non Compete:
Gross carrying amount	$820,900	$3,700
Accumulated amortization	(4,029)	(1,125)
Customer relationships and non-compete, net	$816,871	$2,575
Trade Name:
Gross carrying amount	468,700	—
Intangible assets, net	$1,285,571	$2,575
The following table presents amortization of intangible assets related to the 2017 Merger and intangible assets existing prior to the 2017 Merger:

	Quarter Ended September 30,		Year-to-Date September 30,
	2017	2016	2017	2016
	(In thousands)
Amortization of intangible assets related to the 2017 Merger	$2,529	$—	$2,529	$—
Amortization related to intangible assets existing prior to the 2017 Merger	125	125	375	375
Amortization of intangibles	$2,654	$125	$2,904	$375
Future amortization expense for intangible assets is estimated at $10.5 million for the remainder of 2017, $41.9 million per each of the years 2018 through 2019 and $41.8 million per each of the years 2020 and 2021, and $41.7 million in 2022.

Note 7 — Investments and Related Commitments
Investment balances included in “Other long-term assets, restricted cash and investments” on our accompanying condensed consolidated unaudited balance sheets were as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Investment in Transportation Resource Partners (TRP)	$211	$214
Investment in Transportation Resource Partners III (TRP III)	2,146	5,882
Investment in Transportation Resource Partners IV (TRP IV)	2,580	1,882
Investment in Transportation Resource Partners CoInvest Partners, (NTI) I, LP (TRP Coinvestment)	8,625	10,000
Investment in Transportation Resource Partners CoInvest Partners, (QLS) I, LP (TRP Coinvestment QLS)	7,145	9,735
	$20,707	$27,713
In 2003, Knight signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments. Per the original partnership agreement, Knight committed to invest $5.0 million in TRP. In 2006, Knight increased the commitment amount to $5.5 million. We recorded no impairment in the quarter ended September 30, 2017, and $67,000 impairment was recorded in the quarter ended September 30, 2016. We recorded impairment of $3,000 and $67,000 during year-to-date September 30, 2017 and 2016, respectively. Our investment in TRP is accounted for using the cost method, as the level of influence over the operations of TRP is minor, and the balance is included in "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated unaudited balance sheets.
In 2008, Knight formed Knight Capital Growth, LLC and committed $15.0 million to invest in another partnership managed and

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

operated by the managers and principals of TRP. This partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on investment opportunities similar to TRP. In 2015, TRP III released Knight from $2.1 million of its outstanding commitment. As of September 30, 2017, we have contributed approximately $11.1 million to TRP III, leaving an outstanding commitment of $1.8 million. We recorded income from our investment in TRP III of approximately $0.4 million, and received distributions of $0.8 million for the quarter ended September 30, 2017, and income of approximately $32,100 for the quarter ended September 30, 2016. We recorded income from our investment in TRP III of approximately $1.5 million, and received distributions of  $5.3 million for year-to-date September 30, 2017, and recorded income of approximately $0.2 million, and received $0.4 million distributions for year-to-date September 30, 2016. Our investment in TRP III is accounted for using the equity method, and the carrying value of our investment is included in "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated unaudited balance sheets.
In 2015, Knight committed to invest in another TRP partnership, TRP Capital Partners, LP (“TRP IV”). TRP IV is managed and operated by the managers and principals of TRP and TRP III, and is focused on similar investment opportunities. Knight committed to contribute a total of $4.9 million to TRP IV, and have contributed approximately $2.8 million, including approximately $1.1 million in year-to-date September 30, 2017, leaving an outstanding commitment of approximately $2.1 million as of September 30, 2017. We received distributions from TRP IV of approximately $0.4 million, and recorded impairment of approximately $53,000 in year-to-date September 30, 2017. Our investment in TRP IV is accounted for using the cost method, as the level of influence over the operations of TRP IV is minor, and the balance is included in "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated unaudited balance sheets.
In the first quarter of 2016, Knight committed to invest in another TRP partnership, TRP CoInvest Partners, (NTI) I, LP (“TRP Coinvestment”). The new partnership is managed and operated by the managers and principals of the other TRP partnerships, and is focused on similar investment opportunities. Knight committed to contribute, and has paid a total of, $10.0 million to the new partnership, leaving no outstanding commitment as of September 30, 2017. Knight recorded a loss from our investment in TRP Coinvestment of approximately $0.3 million in the quarter ended September 30, 2017, and no income or loss was recorded in the quarter ended September 30, 2016. We recorded a loss from our investment in TRP Coinvestment of approximately $1.4 million in year-to-date September 30, 2017, and no income or loss was recorded in year-to-date September 30, 2016. Our investment in TRP Coinvestment is accounted for using the equity method, and the carrying value is included in "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated unaudited balance sheets.
In the third quarter of 2016, Knight committed to invest in another TRP partnership, TRP CoInvest Partners, (QLS) I, LP (“TRP Coinvestment QLS”). The new partnership is managed and operated by the managers and principals of the other TRP partnerships, and is focused on similar investment opportunities. Knight committed to contribute, and has paid a total of, $9.7 million to the new partnership, leaving no outstanding commitment as of September 30, 2017. We recorded income from our investment in TRP Coinvestment QLS of approximately $0.2 million in the quarter ended September 30, 2017, and we recorded income from our investment in TRP Coinvestment QLS of approximately $1.5 million, and received distributions of approximately $4.1 million for year-to-date September 30, 2017. Our investment in TRP Coinvestment is accounted for using the equity method, and the carrying value is included in "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated unaudited balance sheets.

Note 8 — Marketable Equity Securities
Historically, Knight, from time to time, held certain marketable equity securities classified as available-for-sale securities, which are recorded at fair value with unrealized gains and losses, net of tax, as a component of "Accumulated other comprehensive income" in stockholders' equity on the accompanying condensed consolidated unaudited balance sheets. Realized gains and losses on available-for-sale securities are included in the determination of net income. We use specific identification to determine the cost of securities sold, or amounts reclassified out of accumulated other comprehensive income into earnings and included in “Other income” on the accompanying condensed consolidated statements of income.
The following table shows our realized gains during the quarter ended and year-to-date September 30, 2017 and 2016, on certain securities that were classified as available-for-sale:

	Quarter Ended September 30,		Year-to-Date September 30,
	2017	2016	2017	2016
Realized Gains:	(In thousands)
Sales proceeds	$—	$2,220	$—	$7,403
Cost of securities sold	—	796	—	2,909
Realized gain	$—	$1,424	$—	$4,494

Realized gain, net of taxes	$—	$878	$—	$2,771

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

During the quarter ended September 30, 2016, Knight disposed of its holdings in available-for-sale equity investments, leaving no balance on the accompanying condensed consolidated unaudited balance sheets as of September 30, 2017 or December 31, 2016.

Note 9 — Restricted Investments
The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of our restricted investments:

	September 30, 2017
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
United States corporate securities	$16,033	$—	$(5)	$16,028
Municipal bonds	4,990	1	(2)	4,989
Negotiable certificate of deposits	1,280	—	—	1,280
Restricted investments, held to maturity	$22,303	$1	$(7)	$22,297
Refer to Note 21 for additional information regarding fair value measurements of restricted investments, money market fund and debt securities recorded in "Other long-term assets, restricted cash and investments" on the condensed consolidated unaudited balance sheet.
As of September 30, 2017, the contractual maturities of the restricted investments were one year or less. There were 29 securities that were in an unrealized loss position for less than twelve months as of September 30, 2017. We did not recognize any impairment losses for year-to-date September 30, 2017.

Note 10 — Income Taxes
Effective Tax Rate — The effective tax rate for the quarter ended September 30, 2017 and September 30, 2016 was (43.5)% and 38.1%, respectively. We recognized discrete items relating to stock compensation deductions and the impact of state tax rate changes on deferred taxes benefiting the respective quarters.
The year-to-date September 30, 2017 and September 30, 2016 effective tax rate were 32.1% and 39.2%, respectively. We recognized discrete items relating to stock compensation deductions and the impact of state tax rate changes on deferred taxes benefiting those periods.
We believe it is reasonably possible that a decrease of up to $0.7 million in unrecognized tax benefits related to federal tax credit claims for refund may be necessary within the coming year due to settlement of such tax credit claims with the relevant taxing authority.
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits as of September 30, 2017 and December 31, 2016 were approximately $1.7 million and $0.4 million, respectively.
Tax Examinations — Certain of our subsidiaries are currently under examination by various state jurisdictions for tax years ranging from 2011 through 2015. At the completion of these examinations, management does not expect any adjustments that would have a material impact on our effective tax rate. Years subsequent to 2011 remain subject to examination.

Note 11 — Property and Equipment
To ensure that our facilities remain modern and efficient, we periodically have facility upgrades, or new construction, in process at our various terminals or corporate headquarters locations. Until these projects are completed, we consider these to be assets not yet placed in service and they are not depreciated.  Once they are placed into service, we depreciate them according to our depreciation policy. At September 30, 2017 and December 31, 2016, we had approximately $7.0 million and $13.0 million, respectively, of facility construction in process assets included under "Buildings and building improvements” on the accompanying condensed consolidated unaudited balance sheets.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Assets Held for Sale
Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the accompanying condensed consolidated unaudited balance sheets.  Assets held for sale at September 30, 2017 and December 31, 2016, totaled $24.9 million and $9.6 million, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months of being classified as "Assets held for sale."

Note 13 — Notes Receivable
We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, comprised of principal and interest payments. Interest rates are set forth in the contracts and generally range from 2.0% to 20.0%.
Notes receivable are included in "Notes receivable, net" and "Notes receivable, long-term" in the condensed consolidated balance sheets and were comprised of:

	September 30, 2017	December 31, 2016
	(In thousands)
Notes receivable from independent contractors	$10,910	$1,039
Notes receivable from third parties	8,292	2,808
Gross notes receivable	19,202	3,847
Allowance for doubtful notes receivable	(559)	(240)
Total notes receivable, net of allowance	$18,643	$3,607

Current portion, net of allowance	5,984	560
Long-term portion	$12,659	$3,047

Note 14 — Accounts Receivable Securitization
On December 10, 2015, SRCII, Swift's wholly-owned subsidiary, entered into the 2015 RSA, which further amended the 2013 RSA. The parties to the 2015 RSA include SRCII as the seller, Swift Transportation Services, LLC as the servicer, the various conduit purchasers, the various related committed purchasers, the various purchaser agents, the various letters of credit participants, and PNC Bank, National Association as the issuing bank of letters of credit and as administrator. Pursuant to the 2015 RSA, Swift's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to SRCII. In turn, SRCII sells a variable percentage ownership interest in the eligible accounts receivable to the various purchasers. The facility qualifies for treatment as a secured borrowing under ASC 860, Transfers and Servicing. As such, outstanding amounts are classified as liabilities on our condensed consolidated unaudited balance sheets. As of September 30, 2017, Knight and its subsidiaries are not parties to the 2015 RSA. Refer to Note 21 for information regarding the fair value of the 2015 RSA.
As of September 30, 2017, interest accrued on the aggregate principal balance at a rate of 1.8%. Program fees and unused commitment fees are recorded in "Interest expense" in the condensed consolidated statements of income. We incurred program fees of $0.4 million related to the 2015 RSA during the quarter ended and year-to-date September 30, 2017.
The 2015 RSA is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. Collections on the underlying receivables are held for the benefit of SRCII and The Purchasers in the facility and are unavailable to satisfy the Company's claims.

Note 15 — Debt and Financing
Knight-Swift Credit Agreement
On September 29, 2017, we entered into a $1.2 billion unsecured credit facility with a group of banks (the “2017 Agreement”) replacing Swift’s previous secured credit facility (the “2015 Agreement”) and Knight’s previous unsecured credit facility (the “2013 Agreement”).  The 2017 Agreement includes a $800.0 million revolving line of credit maturing October 2022 (the "Revolver"), $85.0 million of which was drawn at closing, and a $400 million Term Loan (the "Term Loan") maturing October 2020. There are no scheduled principal payments on the Term Loan until its maturity.
The 2015 Agreement included a $600.0 million revolving line of credit maturing July 2020 ($35.0 million outstanding as of the closing of the 2017 Agreement) and a $680.0 million Term Loan A ($450.0 million face value outstanding as of closing). Additionally, prior to the 2017 Merger, the 2013 Agreement included a $300.0 million revolving line of credit maturing August 2019, with no balance outstanding as of the closing of the 2017 Agreement. Upon closing of the 2017 Agreement, proceeds from our $400.0 million Term Loan, $85.0 million drawn from the Revolver, and $3.4 million cash on hand were used to pay off the then-outstanding balances and accrued interest and fees under the 2015 Agreement, as well as certain transaction fees and expenses associated with the 2017 Agreement.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Under the 2017 Agreement, the interest rate applicable to the Revolver and the Term Loan is subject to a leverage-based pricing grid and equaled the LIBOR rate plus 1.125% at closing, which is 0.375% lower than the rate applicable under the Swift 2015 Agreement and 0.50% higher than the rate applicable under the 2013 Agreement as of the closing of the 2017 Agreement.
The following table presents the key terms of the 2017 Agreement:

Description	Term Loan	Revolver (2)
	(Dollars in thousands)
Maximum borrowing capacity	$400,000	$800,000
Final maturity date	October 2, 2020	October 3, 2022
Interest rate base	LIBOR	LIBOR
Interest rate minimum margin (1)	0.875%	0.875%
Interest rate maximum margin (1)	1.50%	1.50%
Minimum principal payment – amount	$—	$—
Minimum principal payment – frequency	Once	Once
Minimum principal payment – commencement date	October 2, 2020	October 3, 2022
____________

(1)	The interest rate margin for the Term Loan and the Revolver is based on our consolidated leverage ratio. As of September 30, 2017, interest accrued at 2.36% on the Term Loan and 2.36% on the Revolver.

(2)
The commitment fee for the unused portion of the Revolver is based on our consolidated leverage ratio and ranges from 0.07% to 0.20%. As of September 30, 2017, commitment fees on the unused portion of the Revolver accrued at 0.13% and outstanding letter of credit fees accrued at 1.13%.

Pursuant to the 2017 Agreement, the Revolver and the Term Loan contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2017 Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases and equipment financing. In addition to the financial covenants, the 2017 Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2017 Agreement may be accelerated, and the lenders' commitments may be terminated. The 2017 Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which would be restricted only if a default or event of default had occurred and was continuing or would result therefrom), liens, affiliate transactions, and other indebtedness.
Borrowings under the 2017 Agreement are guaranteed by Knight-Swift Transportation Holdings Inc., Swift Transportation Company, Interstate Equipment Leasing, Knight Transportation, Inc. and our domestic subsidiaries (other than our captive insurance subsidiaries, driver academy subsidiary, and our bankruptcy-remote special purpose subsidiary).
Knight Line of Credit
Prior to the closing of the 2017 Agreement, our 2013 Agreement included a $300.0 million revolving line of credit ("Knight Revolver"), which permitted revolving borrowings and letters of credit. The scheduled maturity of the Knight Revolver was August 2019, which was accelerated to December 31, 2017 in connection with the closing of the 2017 Merger. Knight incurred interest on borrowings under the Knight Revolver at either the prime rate or LIBOR plus 0.625%, determined by Knight at the time of borrowing. We had no outstanding borrowings under the Knight Revolver as of September 30, 2017 as a result of its cancellation pursuant to the 2017 Agreement, compared to $18.0 million as of December 31, 2016, recorded within the "Revolving line of credit" of our condensed consolidated unaudited balance sheet.  The weighted average variable annual percentage rate for amounts borrowed during year-to-date September 30, 2017 was 1.40%.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Other than our accounts receivable securitization, as discussed in Note 14, and our outstanding capital lease obligations as discussed in Note 17, our long-term debt consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Term Loan, due October 2020, net of $704 deferred loan costs (1)	$399,296	$—
Other	453	—
Long-term debt	399,749	—
Less: current portion of long-term debt	(30)	—
Long-term debt, less current portion	$399,719	$—

	September 30, 2017	December 31, 2016
	(In thousands)
Long-term debt	$399,749	$—
Knight Revolver, due August 2019 (1) (2)	—	18,000
Knight-Swift Revolver, due October 2022 (1) (3)	85,000	—
Long-term debt, including revolving line of credit	$484,749	$18,000
____________

(1)	Refer to Note 21 for information regarding the fair value of long-term debt.

(2)
Knight also had outstanding letters of credit under the Knight Revolver of $31.3 million at December 31, 2016, issued to various regulatory authorities and insurance carriers in connection with Knight's self-insurance programs.

(3)
The Company also had outstanding letters of credit under the Revolver of $124.8 million at September 30, 2017 for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.

Note 16 — Deferred Loan Costs
The following table presents the classification of deferred loan costs in our condensed consolidated balance sheets:

	September 30, 2017	December 31, 2016
	(In thousands)
ASSETS:
Other assets	$1,608	$—
LIABILITIES:
Long-term debt, less current portion	704	—
Total deferred loan costs	$2,312	$—

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 17 — Leases
We finance a portion of our revenue equipment under capital and operating leases and certain terminals under operating leases.
Capital Leases (as Lessee) — Our capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value we are contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If we do not receive proceeds of the contracted residual value from the manufacturer, we are still obligated to make the balloon payment at the end of the lease term. Certain leases contain renewal or fixed price purchase options. The present value of obligations under capital leases is included under "Capital lease obligations - current portion" and "Capital lease obligations - less current portion" in the condensed consolidated unaudited balance sheets. As of September 30, 2017, the leases were collateralized by revenue equipment with a cost of $178.5 million and accumulated amortization of $1.9 million. Knight had no capital leases as of December 31, 2016, and therefore no revenue equipment was held as collateral. Amortization of equipment under capital leases is included in "Depreciation and amortization of property and equipment" in our condensed consolidated unaudited income statements.
Operating Leases (as Lessee) — Rent expense related to operating leases was $15.4 million and $1.3 million for the quarter ended September 30, 2017 and 2016, respectively. Year-to-date September 30, 2017 and 2016 rent expense related to operating leases was $17.9 million and $3.7 million, respectively.
As of September 30, 2017, annual future minimum lease payments for all noncancelable leases were:

	Operating	Capital
	(In thousands)
2017	$55,912	$16,198
2018	177,778	51,008
2019	122,607	61,281
2020	74,832	14,984
2021	39,130	30,848
Thereafter	58,984	29,463
Future minimum lease payments	$529,243	$203,782
Less: amounts representing interest		(13,681)
Present value of minimum lease payments		190,101
Less: current portion		(54,561)
Capital lease obligations, less current portion		$135,540

Operating Leases (as Lessor) — Our wholly-owned financing subsidiaries lease revenue equipment to our independent contractors under operating leases. Annual future minimum lease payments receivable under operating leases for the periods noted below were:

(In thousands)
2017	$25,061
2018	69,208
2019	35,119
2020	18,383
2021	5,196
Thereafter	—
Future minimum lease payments receivable	$152,967
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 18 — Contingencies and Legal Proceedings
We are involved in certain claims and pending litigation primarily arising in the normal course of business. The majority of these claims relate to workers' compensation, auto collision and liability, physical damage, and cargo damage, as well as certain class action litigation in which plaintiffs allege failure to provide meal and rest breaks, unpaid wages, unauthorized deductions, and other items.
Legal Proceedings
The Company is involved in a number of legal proceedings. The Company has made accruals with respect to these matters where appropriate, which are reflected in the condensed consolidated unaudited financial statements. We have recorded an aggregate accrual of approximately $126.2 million relating to our outstanding legal proceedings as of September 30, 2017. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made. However, where a liability is reasonably possible and may be material, such matters have been disclosed. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements if it believes settlement is in the best interest of the Company and its stockholders.
Unless stated otherwise, the matters, or groups of related matters, discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in a liability material to the Company's financial condition or results of operations.

EMPLOYEE COMPENSATION AND PAY PRACTICES MATTERS
Washington Overtime Class Actions
The plaintiffs allege one or more of the following, pertaining to Washington state-based drivers: that Swift 1) failed to pay minimum wage; 2) failed to pay overtime; 3) failed to pay all wages due at established pay periods; 4) failed to provide proper meal and rest periods; 5) failed to provide accurate wage statements; and 6) unlawfully deducted from employee wages.

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Troy Slack (1)	Swift Transportation Company of Arizona, LLC and Swift Transportation Corporation	September 9, 2011	United States District Court for the Western District of Washington
Recent Developments and Current Status
On August 29, 2017, the Parties in the Slack case reached a settlement.  On October 10, 2017, the court granted a motion for preliminary approval of the settlement. The court set a date of January 29, 2018 for the fairness hearing.  The likelihood that a loss has been incurred in the Slack matter is probable.

___________

(1)	Individually and on behalf of all others similarly situated.

INDEPENDENT CONTRTACTOR MATTERS
Ninth Circuit Independent Contractor Misclassification Class Action
The putative class alleges that Swift misclassified independent contractors as independent contractors in violation of the FLSA and various state laws, and that such independent contractors should be considered employees. The lawsuit also raises certain related issues with respect to the lease agreements that certain independent contractors have entered into with Interstate Equipment Leasing, LLC.

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Joseph Sheer, Virginia Van Dusen, Jose Motolinia, Vickii Schwalm, Peter Wood (1)	Swift Transportation Co., Inc., Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew	December 22, 2009	Unites States District Court of Arizona and Ninth Circuit Court of Appeals
Recent Developments and Current Status
In January 2017, the district court issued an order finding that the plaintiffs had signed contracts of employment and thus the case could properly proceed in court. Swift has appealed this decision to the Ninth Circuit and the parties have discussed settlement. Based on the above, the likelihood that a loss has been incurred is probable.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

INDEPENDENT CONTRTACTOR MATTERS
Utah Collective and Individual Arbitration
The plaintiffs allege that the Central Parties (defined below) misclassified independent contractor drivers as independent contractors and were therefore liable to these drivers for minimum wages and other employee benefits under the FLSA. The complaint also alleges a federal forced labor claim under U.S.C. §1589 and §1595, as well as fraud and other state-law claims.

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Gabriel Ciluffo, Kevin Shire, and Bryan Ratterree (1)	Central Refrigerated Service, Inc., Central Leasing, Inc., Jon Isaacson, and Jerry Moyes (the "Central Parties"), as well as Swift Transportation Company	June 1, 2012	American Arbitration Association
Recent Developments and Current Status
In October 2016, the arbitrator ruled that approximately 1,300 Central Refrigerated Service, Inc. drivers were improperly classified as independent contractors, when they should have been classified and compensated as employees.  The arbitrator ruled that damages could ultimately be assessed in a collective proceeding and denied Swift’s motion to decertify the collective proceeding.  On April 14, 2017, the parties reached a settlement of the matter.  The parties are currently pursuing court approval of that settlement.  The likelihood that a loss has been incurred is probable.

___________

(1)	Individually and on behalf of all others similarly situated.
Self Insurance
We are insured against auto liability (“AL”) claims under a primary self-insured retention ("SIR") policy. For our Knight AL claims, we have SIR ranging from $1.0 million to $3.0 million per occurrence and in some years, depending on the applicable policy year, we have been responsible for aggregate losses up to $1.5 million within the primary AL layer.  For the policy period March 1, 2017 to March 1, 2018, the Knight SIR is $1.0 million, subject to an annual aggregate limit. For the policy period March 1, 2016 to March 1, 2017, the Knight SIR was $2.5 million with no additional aggregate limits or deductibles within the primary AL policy. We secured excess liability coverage up to $130.0 million per occurrence for the Knight policy periods March 1, 2017 to March 1, 2018, and March 1, 2016 to March 1, 2017. We also carry a $2.5 million aggregate deductible for any loss or losses within the excess coverage layer. For our Swift AL claims, we have $250.0 million of coverage per occurrence ($350.0 million aggregated limits through October 31, 2016), subject to a $10.0 million SIR per-occurrence.
We are self-insured for workers' compensation coverage. In the first quarter of 2016, the Knight self-retention level was increased from a maximum $0.5 million per occurrence to a maximum $1.0 million per occurrence. Swift maintains statutory coverage limits, subject to a $5.0 million SIR for each accident or disease. Additionally, through Knight, we also maintain primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $0.2 million per claimant in 2017 and 2016. As of January 1, 2015, Swift was fully insured on its medical benefits, subject to contributed premiums.

Note 19 — Joint Ventures
In 2014, Knight formed an Arizona limited liability company, now known as Kold Trans, LLC, for the purpose of expanding its refrigerated trucking business. Knight is entitled to 80.0% of the profits of the entity and has effective control over the management of the entity. In accordance with ASC 810-10-15-8, Consolidation, we consolidate the financial activities of this entity into these condensed consolidated unaudited financial statements. The noncontrolling interest for this entity is presented as a separate component of the condensed consolidated unaudited financial statements.
In 2010, Knight partnered with a non-related investor to form an Arizona limited liability company for the purpose of sourcing commercial vehicle parts. Knight contributed $26,000 to acquire 52.0% ownership of this entity. In accordance with ASC 810-10-15-8, Consolidation, we consolidate the financial activities of this entity into the condensed consolidated unaudited financial statements. The noncontrolling interest for this entity is presented as a separate component of the condensed consolidated unaudited financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 20 — Share Repurchase Programs
In 2011, Knight's board of directors unanimously authorized the repurchase of up to 10.0 million shares of Knight Common Stock (the "Knight Repurchase Plan"). The following table presents repurchases of Knight Common Stock under Knight Repurchase Plan for the quarter ended and year-to-date September 30, 2016:

		Quarter Ended September 30,		Year-to-Date September 30,
Share Repurchase Program		2016		2016
Authorized Amount	Board Approval Date	Shares	Amount	Shares	Amount
(In thousands)		(In thousands)
10,000	May 19, 2011	100	$3,300	1,600	$39,900
There were no share repurchases under the Knight Repurchase Plan in 2017. In connection with the 2017 Merger, the Knight Repurchase Plan was terminated.
In February 2016, Swift's board of directors authorized the repurchase of up to $150.0 million of Swift Class A Common Stock (the "Swift Repurchase Plan"). Following the 2017 Merger, the Swift Repurchase Plan remained in effect. As of September 30, 2017 approximately $62.9 million remained available under the Swift Repurchase Plan to repurchase shares of our Class A Common Stock. We did not repurchase any shares of our Class A Common Stock after the 2017 Merger under the Swift Repurchase Plan.

Note 21 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of our financial instruments:

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Restricted investments (1)	$22,303	$22,297	$—	$—
Money market funds (2)	1,597	1,597	1,385	1,385
Debt securities - municipal securities (2)	1,728	1,728	1,903	1,903
Financial Liabilities:
Term Loan, due October 2020(3)	399,296	400,000	—	—
2015 RSA, due January 2019	285,000	285,000	—	—
Knight Revolver, due August 2019	—	—	18,000	18,000
Revolver, due October 2022	85,000	85,000	—	—
____________
The carrying amounts of the financial instruments shown in the table are included in the condensed consolidated balance sheets, as follows:

(1)	Restricted investments are included in "Restricted investments, held to maturity, amortized cost."

(2)	Items included within "Other long-term assets, restricted cash and investments."

(3)	Carrying value is net of $0.7 million deferred loan costs as of September 30, 2017.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Recurring Fair Value Measurements — The following table depicts the level in the fair value of assets measured on a recurring basis as of September 30, 2017 and December 31, 2016:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of September 30, 2017
Money market funds	$1,597	$1,597	$—	$—
Debt securities - municipal securities	1,728	—	1,728	—
As of December 31, 2016
Money market funds	$1,385	$1,385	$—	$—
Debt securities - municipal securities	1,903	—	1,903	—
As of September 30, 2017 and December 31, 2016, there were no liabilities on our condensed consolidated unaudited balance sheets estimated at fair value that were measured on a recurring basis.
Nonrecurring Fair Value Measurements — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of September 30, 2017:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gains (Losses)
	(In thousands)
As of September 30, 2017
Software (1)	$—	$—	$—	$—	$(16,746)
____________

(1)
During the quarter ended September 30, 2017, we terminated the implementation of the Swift ERP system. This resulted in a pre-tax impairment loss of $16.7 million, which was recorded in "Impairments" within operating income in the condensed consolidated unaudited statements of income.

As of September 30, 2017, there were no major categories of liabilities on the Company's condensed consolidated unaudited balance sheets estimated at fair value that were measured on a nonrecurring basis. As of December 31, 2016, there were no major categories of assets or liabilities on the Company's consolidated unaudited balance sheets estimated at fair value that were measured on a nonrecurring basis.

Note 22 — Stock Compensation Expense
Before the 2017 Merger, Knight and Swift granted share-based awards under their respective share-based compensation plans, including the Knight Amended and Restated 2003 Stock Option Plan, the Knight 2012 Equity Compensation Plan, the Knight Amended and Restated 2015 Omnibus Incentive Plan, the Swift 2007 Omnibus Incentive Plan (collectively, the “Legacy Plans”), and the Swift 2014 Omnibus Incentive Plan (the “2014 Plan”). In connection with the 2017 Merger, the securities registered under the Legacy Plans were deregistered, and no future awards may be made under the Legacy Plans. Any outstanding award granted under a Legacy Plan has been assumed by the combined company and continues to be governed by such Legacy Plan until such awards have been exercised, forfeited, cancelled, or have otherwise expired or terminated. Currently, the combined company’s only share-based incentive plan under which share-based awards may be granted is our 2014 Plan. The 2014 Plan was adopted by the Swift board in March 2014, approved by the Swift stockholders in May 2014, and replaced Swift's 2007 Omnibus Incentive Plan. The 2014 Plan permits the payment of cash incentive compensation and authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, cash-based awards, and stock-based awards to the Company's employees and non-employee directors. As of September 30, 2017, the aggregate number of shares remaining available under the 2014 Plan was approximately 3.0 million shares.
Pursuant to the Merger Agreement, on September 8, 2017 (the "Merger Date"), from an accounting perspective (i) each outstanding Swift stock option, fully vested as a result of the 2017 Merger, was converted into a stock option to acquire the Company's shares using a 0.72-for-one share consolidation ratio and adjusting the exercise price using the same consolidation ratio, (ii) each outstanding unvested Swift restricted stock award was converted into an unvested restricted stock award of the Company using the 0.72-for-one share consolidation ratio, (iii) each outstanding unvested Swift restricted stock unit was converted into an unvested restricted stock unit of the Company using the 0.72-for-one share consolidation ratio, and (iv) each outstanding unvested Swift performance share unit was converted into an unvested performance share unit of the Company using the 0.72-for-one consolidation ratio. Except for the conversion of stock options, unvested restricted stock awards, unvested restricted stock units, and unvested performance share units discussed herein, the material terms of the awards remained unchanged. In accordance with authoritative guidance on accounting for stock-based compensation, we revalued the awards upon the Merger closing and allocated the revised fair value between purchase consideration and continuing compensation expense based on the ratio of service performed through the Merger Date over the total service period of the awards. The revised fair value allocated to post-merger services resulted in incremental expense, which is recognized over the remaining service period of the awards. The total value of Swift awards earned as of the Merger Date included as purchase consideration was $13.1 million. The total value of Swift awards not earned as of the Merger Date was $6.3 million, which will be expensed over the remaining future vesting period. Of this amount, $0.1 million was recorded on the salaries, wages and benefits expense line in the condensed consolidated statement of income for the three and nine months ended September 30, 2017. Refer to Note 1 to the consolidated financial statements for further information regarding the 2017 Merger.
Pursuant to the Merger Agreement, on the Merger Date, from a legal perspective (i) each outstanding vested and unvested Knight stock option was assumed by the Company and automatically converted into a stock option to acquire an equal number of Company shares, (ii) each outstanding Knight restricted stock awards was assumed by the Company and automatically converted into a restricted stock award of the Company, (iii) each outstanding vested and unvested Knight restricted stock unit award was assumed by the Company and automatically converted into a restricted stock unit award of the Company, and (iv) each outstanding vested and unvested Knight performance unit award was assumed by the Company and automatically converted into a performance unit award of the Company. Except for the conversion of stock options, restricted stock awards, restricted stock unit awards, and performance unit awards discussed herein, the material terms of the awards remained unchanged. Certain of the Knight performance unit awards vested upon the consummation of the 2017 Merger, as described below.
The following table shows the stock compensation expense categorized by unit:

	Quarter Ended September 30,		Year-to-Date September 30,
	2017	2016	2017	2016
	(In thousands)
Stock compensation expense for options, net of forfeitures	$480	$434	$1,309	$1,318
Stock compensation expense for restricted stock units and performance restricted stock units, net of forfeitures	1,340	112	2,084	1,808
Total stock compensation expense, net of forfeitures	$1,820	$546	$3,393	$3,126
Our policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.
As of September 30, 2017, we have approximately $4.4 million of unrecognized compensation expense related to unvested options.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

We expect to recognize this cost over a weighted-average period of 1.9 years and a total period of 3.7 years.  We have approximately $15.6 million of unrecognized compensation expense related to restricted stock unit awards, which we expect to recognize over a weighted-average period of 2.4 years and a total period of 5.3 years. We do not have unrecognized compensation cost related to unvested performance restricted stock units (“PRSUs”).
A total of 497,421 and 569,480 stock options were granted year-to-date September 30, 2017 and 2016, respectively. As a result of the 2017 Merger, we also assumed 528,466 Swift stock options. We received approximately $9.7 million in cash from the exercise of stock options during year-to-date September 30, 2017, compared to $9.3 million for the same period in 2016.
The following table is a summary of the option award activity under our equity compensation plans:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2016	1,737,400	$23.19
Granted	497,421	33.35
Assumed Swift stock options	528,466	21.93
Exercised	(515,012)	21.83
Forfeited	(169,616)	27.35
Outstanding as of September 30, 2017	2,078,659	$25.30
The fair value of each option grant is estimated on the grant date using the Black-Scholes option valuation model. Listed below are the weighted-average assumptions used for the fair value computation:

	Year-to-Date September 30,
	2017	2016
Dividend yield (1)	0.72%	0.99%
Expected volatility (2)	27.95%	27.91%
Risk-free interest rate (3)	1.49%	0.90%
Expected term (4)	3.22 years	2.74 years
Weighted-average fair value of options granted	$6.78	$4.28
____________

(1)	Dividend yield - the dividend yield is based on our historical experience and future expectation of dividend payouts.

(2)	Expected volatility - we analyzed the volatility of our stock using historical data.

(3)
Risk-free interest rate - the risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.

(4)
Expected term - the expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior.

A total of 124,145 and 10,222 restricted stock unit awards were granted during year-to-date September 30, 2017 and 2016, respectively. As a result of the 2017 Merger, we also assumed 168,488 Swift restricted stock unit awards. The following table is a summary of the restricted stock unit award activity under our equity compensation plans for year-to-date September 30, 2017:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2016	686,786	$16.46
Granted	124,145	33.35
Assumed Swift restricted stock units	168,488	40.85
Vested	(126,871)	16.77
Forfeited	(35,593)	21.32
Outstanding as of September 30, 2017	816,955	$22.53
The fair value of each restricted stock unit is based on the closing market price on the date of grant, except for the Swift restricted stock unit awards assumed, which were re-measured at the Merger Date.
Historically, Knight issued performance restricted stock units ("PRSUs") to selected key employees that could be earned based on achieving performance targets approved annually by Knight's compensation committee. Pursuant to their terms, the PRSUs vested upon the consummation of the 2017 Merger. Although all outstanding PRSU awards vested on the Merger Date, only the 2014 award was expensed and paid out. At the time of the 2017 Merger, the performance measurement period for the 2014 award had

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

ended, while the performance measurement period for the 2015 and 2016 awards ends December 31, 2017. Since the performance measurement period related to these awards is not yet complete, the final payouts for the 2015 and 2016 award cannot be finalized, however, based on results through September 30, 2017, no payout is expected, and therefore, no expense was recognized for these awards during year-to-date September 30, 2017.
No PRSUs were granted year-to-date 2017 and 177,741 PRSUs were granted year-to-date 2016.
Beginning in 2013, Swift granted PRSUs to certain members of executive management. These awards provided each grantee a number of shares of Swift's Class A common stock at the end of a three-year period, based on certain performance criteria established by Swift's compensation committee. As a result of the 2017 Merger, 56,817 outstanding PRSUs were assumed by the combined company.
A summary of the PRSU activity under our equity compensation plans for year-to-date September 30, 2017 is presented below:

	Number of Performance Restricted Stock Unit Awards		Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	508,478		$25.60
Granted	—		—
Assumed Swift PRSUs	56,817		$40.85
Shares earned above target	21,117	—	23.85
Vested (1)	(519,483)		$25.53
Cancelled	(10,112)		25.40
Unvested as of September 30, 2017	56,817		$40.85
____________

(1)
During year-to-date September 30, 2017, 107,967 shares vested and paid out, 329,417 shares vested related to the 2015 and 2016 awards for which the performance measurement period ends December 31, 2017 with no pay out expected, and 82,099 shares vested for certain executive officers for which payout will be at a future date.

The fair value of each PRSU grant is estimated on the grant date using the Monte Carlo Simulation valuation model.  Listed below are the weighted-average assumptions used for the fair value computation for PRSU's granted in 2016:

Year-to-Date September 30, 2016
Dividend yield (1)	0.99%
Expected volatility (2)	27.95%
Average peer volatility (2)	34.37%
Average peer correlation coefficient (3)	0.60
Risk-free interest rate (4)	0.89%
Expected term (5)	2.84
Weighted-average fair value of PRSUs granted	$23.89
____________

(1)
The dividend yield, used to project stock price to the end of the performance period, is based on our historical experience and future expectation of dividend payouts. Total shareholder return is determined assuming that dividends are reinvested in the issuing entity over the performance period, which is mathematically equivalent to utilizing a 0% dividend yield.

(2)	We (or peer company) estimated volatility using our (or their) historical share price performance over the remaining performance period as of the grant date.

(3)
The correlation coefficients are used to model the way in which each entity tends to move in relation to each other; the correlation assumptions were developed using the same stock price data as the volatility assumptions.

(4)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the performance award.

(5)
Since the Monte Carlo simulation valuation is an open form model that uses an expected life commensurate with the performance period, the expected life of the PRSUs was assumed to be the period from the grant date to the end of the performance period.

Non-compensatory Stock Plan: Employee Stock Purchase Plan
In 2012, Swift's board of directors adopted and its stockholders approved the Swift Transportation Company 2012 Employee Stock Purchase Plan (the "2012 ESPP"). The 2012 ESPP continues to be administered by the Company. The 2012 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is considered noncompensatory. Pursuant to the 2012 ESPP, we are

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

authorized to issue up to 1.4 million shares of our common stock to eligible employees who participate in the plan. Employees are eligible to participate in the 2012 ESPP following at least 90 days of employment with us or any of our participating subsidiaries. Under the terms of the 2012 ESPP, eligible employees may elect to purchase common stock through payroll deductions, not to exceed 15% of their gross cash compensation. The purchase price of the common stock is 95% of the common stock's fair market value quoted on the NYSE on the last trading day of each offering period. There are four three-month offering periods corresponding to the calendar quarters. Each eligible employee is restricted to purchasing a maximum of $6,250 of common stock during an offering period, determined by the fair market value of the common stock as of the first day of the offering period, and $25,000 of common stock during a calendar year. Employees who own 5% or more of the total voting power or value of our common stock are restricted from participating in the 2012 ESPP.
As of September 30, 2017, we are authorized to issue an additional 1.2 million shares under the 2012 ESPP.

Note 23 — Related Party Transactions
In conjunction with Swift's September 8, 2016 announcement that Jerry Moyes would retire from his position as Chief Executive Officer effective December 31, 2016, Swift entered into an agreement with Mr. Moyes to memorialize the terms of his retirement, which was assumed by Knight-Swift. Swift contracted with Mr. Moyes to serve as a non-employee consultant from January 1, 2017 through December 31, 2019, during which time Swift will pay Mr. Moyes a monthly consulting fee of $0.2 million in cash. The amounts were previously included in Swift's "Salaries, wages, and employee benefits" within the non-reportable segments' income statement.
The following schedule is a rollforward of the accrued liability for the consulting fees:

September 30, 2017
(In thousands)
Accrued consulting fees – Jerry Moyes, September 9, 2017 (1)	$2,825
Additions to accrual	—
Less: payments	—
Accrued consulting fees – Jerry Moyes, September 30, 2017 (1)	$2,825
____________

(1)	The balance is included in "Other liabilities" (noncurrent) and "Accrued liabilities" (current) in the condensed consolidated balance sheet (unaudited), based on the timing of the expected payments.

In addition, entities affiliated with our majority shareholder and Board member, Jerry Moyes, include Central Freight Lines, SME Industries, Swift Aircraft Management, Compensi Services, Common Market Trading, LLC, and Southwest Premier Properties. Transactions with these entities that are controlled by and/or are otherwise affiliated with Jerry Moyes, include freight services, facility leases, equipment leases, and other services.

•
Freight Services Provided by Swift - The rates the Company charges for freight services to each of these companies for transportation services are market rates, which are comparable to rates charged to third-party customers. These transportation services provided to affiliates provide the Company with an additional source of operating revenue at its normal freight rates.

•	Freight Services Received by Swift - Transportation services received from Central Freight represent LTL freight services rendered to haul parts and equipment to Company shop locations.

•	Other Services Provided by Swift - Other services provided by the Company to the identified related parties include equipment sales and miscellaneous services.

•
Other Services Received by Swift - Executive air transport, fuel storage, event fees, equipment purchases, miscellaneous repair services, and certain third-party payroll and employee benefits administration services from the identified related parties are included in other services received by the Company.

Transactions with and amounts owed to and from these affiliated entities were de minimis during the period after September 8, 2017 through September 30, 2017.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 2, statements relating to the ability of our infrastructure to support future growth, the 2017 Merger, the flexibility of our model to adapt to market conditions, our ability to recruit and retain qualified driving associates, our ability to react to market conditions, our ability to gain market share, our ability and desire to expand our brokerage and intermodal operations, future equipment prices, potential acquisitions, our equipment purchasing plans and equipment turnover, the expected freight environment and economic and political conditions, future inflation, whether we grow organically, our ability to obtain favorable pricing terms from vendors and suppliers, expected liquidity and methods for achieving sufficient liquidity, future fuel prices, future expenses and our ability to control costs, future third-party service provider relationships and availability, future compensation arrangements with independent contractors and driving associates, our expected need or desire to incur indebtedness, expected sources of liquidity for capital expenditures and allocation of capital, expected tractor trade-ins, expected sources of working capital and funds for acquiring revenue equipment, expected capital expenditures, future mix of owned versus leased revenue equipment, future asset utilization, future capital requirements, future return on capital, future trucking capacity, future consumer spending, expected freight demand and volumes, future rates, future depreciation and amortization, expected tractor and trailer fleet age, regulatory changes and the impact thereof, and future purchased transportation expense, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," "hopes," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," in our this Quarterly Report on Form 10-Q, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
All such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.  You are cautioned not to place undue reliance on such forward-looking statements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

Reference to Glossary of Terms
Certain acronyms and terms used throughout this Quarterly Report on Form 10-Q are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document. Definitions for these acronyms and terms are provided in the "Glossary of Terms," available in the front of this document.

Reference to Annual Report on Form 10-K
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements (unaudited) and footnotes included in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and footnotes included in each of Knight's and Swift's Annual Report on Form 10-K for the year ended December 31, 2016.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Executive Summary
Company Overview
On September 8, 2017, we became Knight-Swift Transportation Holdings Inc. upon the effectiveness of the 2017 Merger. Immediately upon the consummation of the 2017 Merger, former Knight stockholders and former Swift stockholders owned approximately 46.0% and 54.0%, respectively, of the Company. Upon closing of the 2017 Merger, the shares of Knight Common Stock that previously traded under the ticker symbol "KNX" ceased trading and were delisted from the NYSE. Our shares of Class A Common Stock commenced trading on the NYSE on a post-reverse split basis under the ticker symbol "KNX" on September 11, 2017.
We accounted for the 2017 Merger using the acquisition method of accounting in accordance with GAAP. GAAP requires that either Knight or Swift is designated as the acquirer for accounting and financial reporting purposes ("Accounting Acquirer"). Based on the evidence available, Knight was designated as the Accounting Acquirer while Swift was treated as the acquirer for legal purposes. In identifying Knight as the Accounting Acquirer, we took into account the structure of the 2017 Merger, the composition of the combined company's board of directors and the designation of certain senior management positions of the combined company, among other factors. Accordingly, the historical financial statements of Knight are the historical financial statements of the combined company for all periods prior to the 2017 Merger. Our results of operations for the third quarter and year to date 2017 include the results of operations of Swift after September 8, 2017. Results for periods on and prior to September 8, 2017 reflect only those of Knight and do not include the results of operations of Swift. Accordingly, comparisons between our third quarter and year to date 2017 results and prior periods may not be meaningful.
Following the 2017 Merger, we continue to maintain Knight's and Swift's distinct brands in customer and driver facing activities, while benefiting from the combined experience of our senior leadership. Our chief operating decision makers continue to assess performance based on Knight's and Swift's historical reportable operating segments. As a result, we have six reportable operating segments, which are the historical reportable operating segments of Knight and Swift: Knight Trucking, Knight Logistics, Swift Truckload, Swift Dedicated, Swift Refrigerated and Swift Intermodal. We also have non-reportable segments that include Swift's logistics and freight brokerage services, as well as support services that Swift's subsidiaries provide to customers and independent contractors, including repairs and maintenance shop services, equipment leasing, and insurance. The non-reportable segments also include certain of Swift intangible amortization related to the 2017 Merger, legal settlements and reserve, and other corporate expenses.
We offer a broad range of full truckload, intermodal, brokerage, and logistics services within North America's largest for-hire truckload tractor fleet, operated through a nationwide network of service centers, and contractual access to thousands of third-party capacity providers. Our truckload services include dry van, refrigerated, dedicated, drayage, flatbed and cross-border transportation of various products, goods, and materials for our diverse customer base. Our brokerage and intermodal operations provide a multitude of shipment solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics, freight management, and other non-trucking services. Our objective is to operate our trucking and logistics businesses with industry-leading margins and growth while providing safe, high-quality, cost-effective solutions for our customers.
Consolidated Revenue and Expenses
Our consolidated total revenue includes revenue, before fuel surcharge, and fuel surcharge revenue. We primarily generate revenue, before fuel surcharge, by transporting freight for our customers through our trucking services in our Knight Trucking, Swift Truckload, Swift Dedicated and Swift Refrigerated segments and arranging for the transportation of customer freight by third-party capacity providers through our logistics services in our Knight Logistics segment, including its brokerage and intermodal operating units. Through our Swift Intermodal segment, we generated revenue by moving freight over the rail in our containers and other trailing equipment, combined with revenue for drayage to transport loads between railheads and customer locations. We also provide freight management, sourcing, and other non-trucking services, such as used equipment sales and leasing to independent contractors and third-parties that generate revenue, before fuel surcharge. Fuel surcharge revenue is generated through our fuel surcharge program, under which we obtain from our customers fuel surcharges in addition to our revenue-generating trucking and non-trucking services, which generally recover a majority, but not all, of our fuel costs.
Our total revenue and operating expenses are affected by certain factors that generally relate to, among other things, overall economic and weather conditions in the United States and, to a lesser extent, Mexico and Canada, customer inventory levels, specific customer demand, the levels of truckload and rail intermodal capacity, and availability of qualified driving associates, independent contractors, and third-party capacity providers. See "Item 1A. Risk Factors" below, along with various disclosures in our press releases, stockholder reports, and other filings with the SEC.
Factors that affect our results of operations are industry-wide economic factors, such as freight demand, truckload and rail intermodal capacity, fuel prices, inventory levels, industrial production, government regulation, and unemployment rates, as well as our capital allocation, sales and marketing, operating, and spending decisions. We measure our results through key metrics, such as the average number of tractors and trailers we operate during a given period, our average revenue per tractor, average length of haul, percentage of non-paid empty miles, gross margin, average number of containers in operation, Adjusted Operating Ratio and

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Adjusted EPS. Our success depends on our ability to efficiently and effectively manage our resources in providing transportation and logistics solutions to our customers in light of such factors, as well as our ability to leverage efficiencies and best practices between Knight and Swift. We evaluate growth opportunities based on customer demand and supply chain trends, availability of driving associates and third-party capacity providers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.
Financial Overview

	Quarter Ended September 30,		Year-to-Date September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
GAAP financial data:
Total revenue	$521,608	$280,530	$1,066,033	$828,936
Revenue, before fuel surcharge	$469,683	$256,243	$961,685	$763,684
Net income attributable to Knight-Swift	$3,881	$23,767	$36,728	$71,702
Diluted earnings per share	$0.04	$0.29	$0.41	$0.88
Operating Ratio	98.9%	86.8%	94.7%	86.3%
Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift (1)	$25,511	$23,767	$60,563	$71,702
Adjusted EPS (1)	$0.25	$0.29	$0.68	$0.88
Adjusted Operating Ratio (1)	90.6%	85.6%	89.7%	85.1%
____________

(1)
Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS and Adjusted Operating Ratio are non-GAAP financial measures and are not substitutes for or superior to and should be considered in addition to the most directly comparable GAAP financial measures. Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS and Adjusted Operating Ratio are reconciled to the most directly comparable GAAP financial measures under "Non-GAAP Financial Measures," below.

Recent Consolidated Results of Operations and Quarter-End Financial Condition
Our consolidated results of operations for the quarter ended September 30, 2017 included the results of operations for Swift after September 8, 2017. Results for the periods on and prior to September 8, 2017 reflect only those of Knight and do not include the results of operations of Swift. Accordingly, comparison between the consolidated results for our quarter ended September 30, 2017 and the nine months ended September 30, 2017, and the comparative period in 2016 may not be meaningful.
The $19.9 million decrease in our net income attributable to Knight-Swift to $3.9 million for the quarter ended September 30, 2017 from $23.8 million for the quarter ended September 30, 2016, reflects the following:

•	$16.7 million impairment related to the termination of Swift's implementation of its Enterprise Resource Planning ("ERP") system; and

•
Merger-related expenses associated with the 2017 Merger, including $12.3 million related to incurred legal and professional fees, $5.6 million related to merger-related bonuses and accelerated stock compensation expense, $0.9 million merger-related statutory filings and $0.1 million in driver-incentive expenses.

See additional discussion of our operating results within the "Results of Operations - Consolidated" below.

In the quarter ended September 30, 2017, we generated $132.3 million in cash flow from operations and used $62.4 million for capital expenditures, net of equipment sales. We ended the quarter with $136.4 million of cash and cash equivalents, $484.7 million of long-term debt, and $4.8 billion of stockholders' equity. See the discussion under "Liquidity and Capital Resources" and "Off-Balance Sheet Transactions" for additional information, including description of our off-balance sheet transactions.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Financial Measures
The terms "Adjusted Net Income Attributable to Knight-Swift," "Adjusted EPS," and "Adjusted Operating Ratio," as we define them, are not presented in accordance with GAAP. These financial measures supplement our GAAP results in evaluating certain aspects of our business. We believe that using these measures improves comparability in analyzing our performance because they remove the impact of items from our operating results that, in our opinion, do not reflect our core operating performance. Management and the Board focus on Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, and Adjusted Operating Ratio as key measures of our performance, all of which are reconciled to the most comparable GAAP financial measures and further discussed below. We believe our presentation of these non-GAAP financial measures is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance.
Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, and Adjusted Operating Ratio are not substitutes for their comparable GAAP financial measures, such as net income, cash flows from operating activities, operating margin, or other measures prescribed by GAAP. There are limitations to using non-GAAP financial measures. Although we believe that they improve comparability in analyzing our period to period performance, they could limit comparability to other companies in our industry if those companies define these measures differently. Because of these limitations, our non-GAAP financial measures should not be considered measures of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.
Our results of operations for the quarter ended and year-to-date September 30, 2017 include the results of operations of Swift after September 8, 2017. Results for periods on and prior to September 8, 2017 reflect only those of Knight and do not include the results of operations of Swift. Accordingly, comparisons between our quarter ended and year-to-date September 30, 2017 results and prior periods may not be meaningful.
Pursuant to the requirements of Regulation G, the following table reconciles consolidated GAAP net income attributable to Knight-Swift to non-GAAP consolidated Adjusted Net Income Attributable to Knight-Swift and consolidated GAAP diluted earnings per share to non-GAAP consolidated Adjusted EPS:

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,
	2017	2016	2017	2016
Adjusted Net Income Attributable to Knight-Swift (1)	(Dollars in thousands, except per share data)
Net income attributable to Knight-Swift	$3,881	$23,767	$36,728	$71,702
Adjusted for:
Income tax (benefit) expense attributable to Knight-Swift	(1,272)	14,141	17,786	45,095
Income before income taxes attributable to Knight-Swift	$2,609	$37,908	$54,514	$116,797
Non-cash impairments (2)	16,746	—	16,746	—
Amortization of 2017 Merger intangibles (3)	2,529	—	2,529	—
Other merger-related operating expenses (4)	6,596	—	6,596	—
Merger-related costs (5)	12,338	—	16,516	—
Adjusted income before income taxes	40,818	37,908	96,901	116,797
Provision for taxes at effective rate	(15,307)	(14,141)	(36,338)	(45,095)
Adjusted Net Income Attributable to Knight-Swift	$25,511	$23,767	$60,563	$71,702

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.
Adjusted EPS (1)
Diluted earnings per share	$0.04	$0.29	$0.41	$0.88
Adjusted for:
Income tax attributable to Knight-Swift	(0.01)	0.17	0.20	0.56
Income before income taxes to Knight-Swift	0.03	0.47	0.61	1.44
Non-cash impairments (2)	0.16	—	0.19	—
Amortization of 2017 Merger intangibles (3)	0.02	—	0.03	—
Other merger-related operating expenses (4)	0.06	—	0.07	—
Merger-related costs (5)	0.12	—	0.19	—
Adjusted income before income taxes	0.39	0.47	1.09	1.44
Provision for income tax expense at effective rate	(0.15)	(0.17)	(0.41)	(0.56)
Adjusted EPS	$0.25	$0.29	$0.68	$0.88
____________

(1)
Our results of operations for the quarter ended and year-to-date September 30, 2017 include the results of operations of Swift after September 8, 2017. Results for periods on and prior to September 8, 2017 reflect only those of Knight and do not include the results of operations of Swift. Accordingly, comparisons between our quarter ended and year-to-date September 30, 2017 results and prior periods may not be meaningful.

(2)	Refer to "Impairments" discussion under "Results of Operations," below.

(3)	"Amortization of 2017 Merger intangibles" reflects the non-cash amortization expense relating to certain intangible assets identified in the 2017 Merger.

(4)
"Other merger-related operating expenses" represent one-time expenses associated with the 2017 Merger, including acceleration of stock compensation expense, bonuses and other operating expenses of $6.6 million during the quarter ended and year-to-date September 30, 2017.

(5)
Knight-Swift incurred certain merger-related expenses associated with the 2017 Merger, consisting of legal and professional fees of $12.3 million and $16.5 million for the quarter ended and year-to-date September 30, 2017, respectively.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Pursuant to the requirements of Regulation G, the following table reconciles consolidated GAAP operating ratio to non-GAAP consolidated Adjusted Operating Ratio:

	Quarter Ended September 30,		Year-to-Date September 30,
	2017	2016	2017	2016
GAAP Presentation (1)	(Dollars in thousands)
Total revenue	$521,608	$280,530	$1,066,033	$828,936
Total operating expenses	(515,797)	(243,596)	(1,009,174)	(715,194)
Operating income	$5,811	$36,934	$56,859	$113,742
Operating ratio	98.9%	86.8%	94.7%	86.3%

Non-GAAP Presentation (1)
Total revenue	$521,608	$280,530	$1,066,033	$828,936
Fuel surcharge	(51,925)	(24,287)	(104,348)	(65,252)
Revenue, before fuel surcharge	469,683	256,243	961,685	763,684

Total operating expenses	515,797	243,596	1,009,174	715,194
Adjusted for:
Fuel surcharge	(51,925)	(24,287)	(104,348)	(65,252)
Amortization of 2017 Merger intangibles(2)	(2,529)	—	(2,529)	—
Non-cash impairments (3)	(16,746)	—	(16,746)	—
Other merger-related operating expenses (4)	(6,596)	—	(6,596)	—
Merger-related costs (5)	(12,338)	—	(16,516)	—
Total operating expenses, net of fuel surcharge	425,663	219,309	862,439	649,942
Adjusted operating income	$44,020	$36,934	$99,246	$113,742
Adjusted Operating Ratio	90.6%	85.6%	89.7%	85.1%
____________

(1)
Our results of operations for the quarter ended and year-to-date September 30, 2017 include the results of operations of Swift after September 8, 2017. Results for periods on and prior to September 8, 2017 reflect only those of Knight and do not include the results of operations of Swift. Accordingly, comparisons between our quarter ended and year-to-date September 30, 2017 results and prior periods may not be meaningful.

(2)	Refer to footnote (3) to the Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS reconciliation for a description of "Amortization of 2017 Merger intangibles."

(3)	Refer to "Impairments" discussion under "Results of Operations," below.

(4)	Refer to footnote (4) to the Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS reconciliation for a description of "Other merger-related operating expenses."

(5)	Refer to footnote (5) to the Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS reconciliation for a description of "Merger-related costs."

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
We operate six reportable segments between Knight and Swift: Knight Trucking, Knight Logistics, Swift Truckload, Swift Dedicated, Swift Refrigerated and Swift Intermodal. Refer to Note 4 to the condensed consolidated financial statements (unaudited), included in Part I, Item 1 of this Quarterly Report on Form 10-Q for descriptions of the operations of these reportable segments.
Segment Information
Trucking segments – Our operating strategy for our trucking segments, which includes Knight Trucking, Swift Truckload, Swift Dedicated and Swift Refrigerated, is to achieve a high level of asset utilization within a highly disciplined operating system, while maintaining strict controls over our cost structure. To achieve these goals, we operate primarily in high-density, predictable freight lanes and attempt to develop and expand our customer base around each of our terminals by providing multiple truckload services for each customer. This operating strategy allows us to take advantage of the large amount of freight transported in the markets we serve. Our terminals enable us to better serve our customers and work more closely with our driving associates. We operate a premium modern fleet to appeal to driving associates and customers, reduce maintenance expenses and driver and equipment downtime, and enhance our fuel and other operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue.
We generate revenue in our trucking segments through our dry van, refrigerated, dedicated, drayage, flatbed, and cross-border service offerings within our trucking segments. Generally, we are paid a predetermined rate per mile or per load for our trucking services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our trucking segments are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
Effectively controlling our expenses is an important element of maximizing our profitability. The most significant expenses of our trucking segments are primarily variable and include fuel and fuel taxes, driver-related expenses (such as wages, benefits, training, and recruitment) and costs associated with independent contractors (which are primarily included in purchased transportation expense recorded within the "Purchased transportation" line in the accompanying condensed consolidated statements of income). Expenses that have both fixed and variable components include maintenance expense (which includes costs for replacement tires for our revenue equipment) and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. The main fixed costs for our trucking segments are depreciation expense and rental expense related to the acquisition or leasing of long-term assets (such as revenue equipment and service centers) and the compensation of non-driver personnel.
Knight Logistics – Our Knight Logistics segment is less asset-intensive and is instead dependent upon capable non-driver personnel, modern and effective information technology, and qualified third-party capacity providers. Knight Logistics' revenue is generated primarily by its brokerage and intermodal operating units. We also provide logistics, freight management and other non-trucking services to our customers through our Knight Logistics segment. We generate additional revenue by offering specialized logistics solutions (including, but not limited to, origin management, surge volume, disaster relief, special projects, and other logistic needs). Our Knight Logistics revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through third-party capacity providers, and our ability to secure qualified third-party capacity providers to transport customer freight.
The most significant expense of our Knight Logistics segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party capacity providers (including its rail providers), which is included in the "Purchased transportation" line in the accompanying condensed consolidated statements of income. This expense generally varies depending upon truckload and rail capacity, availability of third-party capacity providers, rates charged to customers, and current freight demand and customer shipping needs. Other Knight Logistics operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (recorded within "Salaries, wages and benefits" line in the accompanying condensed consolidated statements of income) and depreciation and amortization expense (recorded within "Depreciation and amortization of property and equipment").
Swift Intermodal – Our Swift Intermodal segment complements our regional operating model, allows us to better serve customers in longer haul lanes, and reduces our investment in fixed assets. Through our Swift Intermodal segment, we generate revenue by moving freight over the rail in our containers and other trailing equipment, combined with revenue for drayage to transport loads between railheads and customer locations. Our most significant expense related to our Swift Intermodal segment is the cost of purchased transportation we pay third-party rail providers, which is included within the "Purchased transportation" line in the accompanying condensed consolidated statements of income. Purchased transportation varies as it relates to rail capacity, freight demand and customer shipping needs. The main fixed costs for our Swift Intermodal segment are depreciation expense related to our containers and chassis and compensation and benefits of our non-driver personnel.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Results
Consolidating tables for total revenue and operating income are as follows:

	Quarter Ended September 30,				Year-to-Date September 30,
	2017		2016		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Total revenue (1)	(Dollars in thousands)
Knight
Trucking	$222,307	42.6%	$228,590	81.5%	$661,320	62.0%	$672,969	81.2%
Logistics	57,904	11.1	53,643	19.1	166,959	15.7	163,955	19.8
Swift
Truckload	115,899	22.2	—	—	115,899	10.9	—	—
Dedicated	39,120	7.5	—	—	39,120	3.7	—	—
Refrigerated	47,506	9.1	—	—	47,506	4.5	—	—
Intermodal	24,046	4.6	—	—	24,046	2.3	—	—
Subtotal	506,782		282,233		1,054,850		836,924
Non-reportable segments	20,212	3.9	—	—	20,212	1.9	—	—
Intersegment eliminations	(5,386)	(1.0)	(1,703)	(0.6)	(9,029)	(1.0)	(7,988)	(1.0)
Consolidated total revenue	$521,608	100.0%	$280,530	100.0%	$1,066,033	100.0%	$828,936	100.0%
____________

(1)
Our results of operations for the quarter ended and year-to-date September 30, 2017 include the results of operations of Swift after September 8, 2017. Results for periods on and prior to September 8, 2017 reflect only those of Knight and do not include the results of operations of Swift. Accordingly, comparisons between our quarter ended and year-to-date September 30, 2017 results and prior periods may not be meaningful.

	Quarter Ended September 30,				Year-to-Date September 30,
	2017		2016		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Operating income (loss) (1)	(Dollars in thousands)
Knight
Trucking	$8,581	147.7%	$34,439	93.2%	$54,603	96.0%	$105,647	92.9%
Logistics	3,651	62.8	2,495	6.8	8,677	15.3	8,095	7.1
Swift
Truckload	7,967	137.1	—	—	7,967	14.0	—	—
Dedicated	2,949	50.7	—	—	2,949	5.2	—	—
Refrigerated	427	7.3	—	—	427	0.8	—	—
Intermodal	1,396	24.0	—	—	1,396	2.5	—	—
Subtotal	24,971		36,934		76,019		113,742
Non-reportable segments	(19,160)	(329.6)	—	—	(19,160)	(33.8)	—	—
Consolidated operating income	$5,811	100.0%	$36,934	100.0%	$56,859	100.0%	$113,742	100.0%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

____________

(1)
Our results of operations for the quarter ended and year-to-date September 30, 2017 include the results of operations of Swift after September 8, 2017. Results for periods on and prior to September 8, 2017 reflect only those of Knight and do not include the results of operations of Swift. Accordingly, comparisons between our quarter ended and year-to-date September 30, 2017 results and prior periods may not be meaningful.

Our chief operating decision makers monitor the GAAP results of our reportable segments, as supplemented by certain non-GAAP information. Refer to "Non-GAAP Financial Measures" above for details. Additionally, we use a number of key operating statistics to evaluate and monitor our revenue and expense performance and efficiency, including:
Average Revenue per Tractor – This operating statistic is used within our Knight Trucking, Swift Truckload, Swift Dedicated and Swift Refrigerated segments and represents the average revenue per tractor based on Revenue, before fuel surcharge (net of intersegment eliminations for our Knight Trucking segment) for the period.
Average Length of Haul – This represents the average of our miles with loaded trailer cargo and is used within our Knight Trucking, Swift Truckload, Swift Dedicated and Swift Refrigerated segments.
Average Percentage of Non-Paid Empty Miles – Our Knight Trucking, Swift Truckload and Swift Refrigerated segments monitor this operating statistic, which represents the average of our miles without trailer cargo.
Average Number of Tractors in Operation – We use this measure for our Knight Trucking, Swift Truckload, Swift Dedicated, Swift Refrigerated and Swift Intermodal segments. This operating statistic represents the average tractors in operation during the given period.
Average Number of Trailers in Operation – This represents the average trailers in operation during the period and is monitored within our Knight Trucking, Swift Truckload, Swift Dedicated and Swift Refrigerated segments.
Gross Margin Percentage – This measure is used in our Knight Logistics segment, and represents Knight Logistics' revenue and purchased transportation, net of intersegment transactions.
Average Number of Containers in Operation – Our Swift Intermodal segment uses this measure to monitor the average number of containers in operations during the period.
Operating Ratio and Adjusted Operating Ratio – We consider these ratios an important measure of our operating profitability for each of our reportable segments. GAAP operating ratio is operating expenses as a percentage of revenue, or the inverse of operating margin, and produces an indication of operating efficiency. We reconcile Adjusted Operating Ratio to GAAP operating ratio under "Non-GAAP Financial Measures" above. Operating ratio is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses.
Knight Trucking Segment
Pursuant to the requirements of Regulation G, the following table sets forth the operating ratio for our Knight Trucking segment on a GAAP basis.

	Quarter Ended September 30,		Year-to-Date September 30,
	2017	2016	2017	2016
GAAP Presentation	(Dollars in thousands)
Total revenue	$222,307	$228,590	$661,320	$672,969
Total operating expenses	(213,726)	(194,151)	(606,717)	(567,322)
Operating Income	$8,581	$34,439	$54,603	$105,647
Operating Ratio	96.1%	84.9%	91.7%	84.3%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The following table sets forth the non-GAAP Adjusted Operating Ratio for our Knight Trucking segment as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operating expenses, excluding intersegment activity.

	Quarter Ended September 30,		Year-to-Date September 30,
	2017	2016	2017	2016
Non-GAAP Presentation(1)	(Dollars in thousands)
Total revenue	$222,307	$228,590	$661,320	$672,969
Fuel surcharge	(26,513)	(24,287)	(78,936)	(65,252)
Intersegment transactions	(31)	(34)	(112)	(106)
Revenue, net of fuel surcharge and intersegment transactions	195,763	204,269	582,272	607,611

Total operating expenses	213,726	194,151	606,717	567,322
Adjusted for:
Fuel surcharge	(26,513)	(24,287)	(78,936)	(65,252)
Intersegment transactions	(31)	(34)	(112)	(106)
Other merger-related operating expenses (2)	(6,596)	—	(6,596)	—
Merger-related costs (3)	(12,338)	—	(16,516)	—
Operating expenses, net of fuel surcharge, intersegment transactions, and merger-related transactions costs	168,248	169,830	504,557	501,964
Adjusted operating income	$27,515	$34,439	$77,715	$105,647
Adjusted Operating Ratio	85.9%	83.1%	86.7%	82.6%
_________

(1)	These items represent non-GAAP financial measures and are not substitutes for or superior to, and should be considered in addition to, the GAAP financial measures presented in the previous table.

(2)
"Other merger-related operating expenses" represent one-time expenses associated with the 2017 Merger, including acceleration of stock compensation expense, bonuses and other operating expenses of $6.6 million during the quarter ended and year-to-date September 30, 2017.

(3)
Knight-Swift incurred certain merger-related expenses associated with the 2017 Merger, consisting of legal and professional fees of $12.3 million and $16.5 million for the quarter ended and year-to-date September 30, 2017, respectively.

The following table sets forth certain key operating statistics and certain other statistical data of our Knight Trucking segment for the indicated periods.

	Quarter Ended September 30,		Year-to-Date September 30,
	2017	2016	2017	2016
Knight Trucking Segment
Average revenue per tractor	$43,397	$43,501	$126,719	$129,444
Average length of haul (miles)	480	500	488	500
Non-paid empty mile percent	13.1%	12.4%	12.7%	12.4%
Average tractors in operation during period	4,511	4,696	4,595	4,694
Average trailers in operation during period	12,390	12,325	12,381	12,194

For the quarter ended and year-to-date September 30, 2017, our Knight Trucking segment operating ratio was 96.1% and 91.7%, respectively, compared to 84.9% and 84.3%, respectively, for the same periods last year. Our Knight Trucking segment Adjusted Operating Ratio was 85.9% and 86.7% for the quarter ended and year-to-date September 30, 2017, respectively, as compared to 83.1% and 82.6% in the comparative periods of 2016. Productivity, as measured by average revenue per tractor, decreased slightly from $43,501 during the quarter ended September 30, 2016 to $43,397 during the quarter ended September 30, 2017 and decreased from $129,444 for the year-to-date ended September 30, 2016 to $126,719 for the same period in 2017. This decrease in the third quarter of 2017 was primarily related to the 3.9% decrease year over year in our average miles per tractor, a difficult driver market,

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

and other network disruptions, partially offset by the 4.6% increase year-over-year in revenue per loaded mile from an increase in non-contract opportunities during the quarter. Additionally, our non-paid empty mile percentage increased 70 basis points from 12.4% in the quarter ended September 30, 2016 to 13.1% in the quarter ended September 30, 2017.

Driver-related costs and less gain on sale of equipment continue to present cost headwinds in the Knight Trucking segment. Our focus in the Knight Trucking segment remains on developing our freight network, improving the productivity of our assets, and controlling costs, where in areas such as maintenance, driver pay, and professional fees, we have experienced higher than normal inflation.

During the third quarter of 2017, we operated an average of 4,511 tractors in our Knight Trucking segment, of which 4,080 were company-owned tractors as of September 30, 2017. The average age of our company-owned tractor fleet in the Knight Trucking segment was 2.7 years in the quarter ended September 30, 2017, up from 2.0 years in the same quarter of last year.  We also operated an average of 12,390 trailers in the Knight Trucking segment in the third quarter of 2017, with an average age of 3.8 years, down from 3.9 years in the quarter ended September 30, 2016.
See additional discussion of our Knight Trucking segment revenue and expense within "Results of Operations - Consolidated" below.

Knight Logistics Segment
Pursuant to the requirements of Regulation G, the following table sets forth the operating ratio for our Knight Logistics segment on a GAAP basis.

	Quarter Ended September 30,		Year-to-Date September 30,
	2017	2016	2017	2016
GAAP Presentation	(Dollars in thousands)
Total revenue	$57,904	$53,643	$166,959	$163,955
Total operating expenses	(54,253)	(51,148)	(158,282)	(155,860)
Operating Income	$3,651	$2,495	$8,677	$8,095
Operating Ratio	93.7%	95.3%	94.8%	95.1%
The following table sets forth the non-GAAP Adjusted Operating Ratio for our Knight Logistics segment, which excludes intersegment activity.

	Quarter Ended September 30,		Year-to-Date September 30,
	2017	2016	2017	2016
Non-GAAP Presentation(1)	(Dollars in thousands)
Total revenue	$57,904	$53,643	$166,959	$163,955
Intersegment transactions	(1,344)	(1,669)	(4,906)	(7,882)
Revenue, net of intersegment transactions	56,560	51,974	162,053	156,073

Total operating expenses	54,253	51,148	158,282	155,860
Adjusted for:
Intersegment transactions	(1,344)	(1,669)	(4,906)	(7,882)
Operating expenses, net of intersegment transactions	52,909	49,479	153,376	147,978
Adjusted operating income	$3,651	$2,495	$8,677	$8,095
Adjusted Operating Ratio	93.5%	95.2%	94.6%	94.8%
_________

(1)	These items represent non-GAAP financial measures and are not substitutes for or superior to, and should be considered in addition to, the GAAP financial measures presented in the previous table.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The gross margin percentage can be affected by customer rates and the costs of securing third-party capacity providers. Our third-party capacity providers generally are not subject to long-term or predetermined contracted rates, and our operating results could be affected if the availability of third-party capacity providers or the rates for such providers change in the future. The following table lists the gross margin percentage for our Knight Logistics segment, including its brokerage and intermodal businesses combined.

	Quarter Ended September 30,		Year-to-Date September 30,
	2017	2016	2017	2016
Knight Logistics gross margin (1)	16.0%	14.4%	14.8%	16.5%
_________

(1)
Gross margin percentage is based on revenue and purchased transportation, net of intersegment transactions of Knight's combined brokerage and intermodal operations included within our Knight Logistics segment.

During the quarter ended and year-to-date September 30, 2017, our Knight Logistics segment's revenue increased 7.9% and 1.8%, respectively, and produced an operating ratio of 93.7% and 94.8%, respectively, compared to 95.3% and 95.1% , respectively, compared to the same periods in 2016. The brokerage business within the Knight Logistics segment, the largest component of our Knight Logistics segment, increased revenue 11.5% in the third quarter of 2017 when compared to the same quarter last year, as load volume increased 4.3% while revenue per load increased 6.8%. Our Knight Logistics' gross margin percentage increased to 16.0% in the third quarter of 2017, compared to 14.4% in the same quarter of 2016, while decreasing to 14.8% for the year-to-date September 30, 2017 from 16.5% for the comparable 2016 period. We plan to continue to invest in our Knight Logistics segment, including transportation management technology, which we believe will continue to improve our return on capital.
See additional discussion of our Knight Logistics segment revenue and expense within the "Results of Operations - Consolidated" below.
Swift Segments
As noted above under "Company Overview", we identified Knight as the Accounting Acquirer for the 2017 Merger based on the evidence available. Accordingly, the historical financial statements of Knight are the historical financial statements of the combined company for all periods prior to the 2017 Merger. Our results of operations for the quarter ended and year-to-date September 30, 2017 include the results of operations of Swift after September 8, 2017. Results for periods on and prior to September 8, 2017 reflect only those of Knight and do not include the results of operations of Swift. Accordingly, comparisons between our quarter ended and year-to-date September 30, 2017 results and prior periods as it relates to Swift segments may not meaningful. As such, the below tables represent only the activity from September 9, 2017 to September 30, 2017.
Pursuant to the requirements of Regulation G, the following table sets forth the operating ratio for each of the Swift reportable segments, Swift Truckload, Swift Dedicated, Swift Refrigerated, and Swift Intermodal, on a GAAP basis for the period September 9, 2017 to September 30, 2017.

	Swift Truckload	Swift Dedicated	Swift Refrigerated	Swift Intermodal
GAAP Presentation	(Dollars in thousands)
Total revenue	$115,899	$39,120	$47,506	$24,046
Total operating expenses	(107,932)	(36,171)	(47,079)	(22,650)
Operating Income	$7,967	$2,949	$427	$1,396
Operating Ratio	93.1%	92.5%	99.1%	94.2%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The following table sets forth the non-GAAP Adjusted Operating Ratio for our Swift segments for the period September 9, 2017 to September 30, 2017.

	Swift Truckload	Swift Dedicated	Swift Refrigerated	Swift Intermodal
Non-GAAP Presentation(1)	(Dollars in thousands)
Total revenue	$115,899	$39,120	$47,506	$24,046
Fuel surcharge	(13,739)	(3,915)	(4,275)	(3,042)
Revenue, net of fuel surcharge	102,160	35,205	43,231	21,004

Total operating expenses	107,932	36,171	47,079	22,650
Adjusted for:
Fuel surcharge	(13,739)	(3,915)	(4,275)	(3,042)
Operating expenses, net of fuel surcharge	94,193	32,256	42,804	19,608
Adjusted operating income	$7,967	$2,949	$427	$1,396
Adjusted Operating Ratio	92.2%	91.6%	99.0%	93.4%
_________

(1)	These items represent non-GAAP financial measures and are not substitutes for or superior to, and should be considered in addition to, the GAAP financial measures presented in the previous table.
The following table sets forth certain key operating statistics and certain other statistical data of the Swift segments for the period September 9, 2017 to September 30, 2017.

	Swift Truckload	Swift Dedicated	Swift Refrigerated	Swift Intermodal
Average revenue per tractor	$11,441	$11,327	$11,541	$39,260
Average length of haul (miles)	621	184	394	N/A
Non-paid empty mile percent	11.6%	N/A	7.2%	N/A
Average tractors in operation during period	8,929	3,109	3,746	535
Average trailers in operation during period	31,828	13,253	3,832	N/A
Average container in operation during period	N/A	N/A	N/A	8,047

Swift Non-reportable Segments
Swift's non-reportable segments include Swift's logistics and freight brokerage services, as well as support services that Swift's subsidiaries provide to customers and independent contractors, including repair and maintenance shop services, equipment leasing, and insurance. Certain of Swift's legal settlements and reserves, amortization of intangibles related to the 2017 Merger and certain other corporate expenses are also included in the Swift non-reportable segments. Included within the operating expenses of the Swift non-reportable segments was a $16.7 million non-cash impairment related to terminating Swift's ERP system.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Consolidated
The following table sets forth the condensed consolidated statements of income (unaudited) in dollars and as a percentage of total revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Quarter Ended September 30,				%	Year-to-Date September 30,				%
	2017		2016		Change	2017		2016		Change
	$	%	$	%	%	$	%	$	%	%
(Dollars in thousands)
Revenue:
Revenue before fuel surcharge	469,683	90.0%	256,243	91.3%	83.3%	961,685	90.2%	763,684	92.1%	25.9%
Fuel surcharge	51,925	10.0	24,287	8.7	113.8%	104,348	9.8	65,252	7.9	59.9%
Total revenue	521,608	100.0	280,530	100.0	85.9	1,066,033	100.0	828,936	100.0	28.6
Operating expenses:
Salaries, wages, and benefits	154,390	29.6	82,688	29.5	86.7	316,844	29.7	250,732	30.2	26.4
Fuel	62,300	11.9	34,616	12.3	80.0	131,252	12.3	94,815	11.4	38.4
Operations and maintenance	37,267	7.1	19,781	7.1	88.4	78,516	7.4	56,886	6.9	38.0
Insurance and claims	21,117	4.0	9,251	3.3	128.3	37,982	3.6	26,330	3.2	44.3
Operating taxes and licenses	8,793	1.7	4,546	1.6	93.4	17,839	1.7	14,645	1.8	21.8
Communications	1,921	0.4	976	0.3	96.8	4,125	0.4	3,224	0.4	27.9
Depreciation and amortization	43,477	8.3	29,004	10.3	49.9	102,280	9.6	86,111	10.4	18.8
Amortization of intangibles	2,654	0.5	125	—	2,023.2	2,904	0.3	375	—	674.4
Rental expense	15,388	3.0	1,279	0.5	1,103.1	17,939	1.7	3,724	0.4	381.7
Purchased transportation	127,434	24.4	57,069	20.3	123.3	244,358	22.9	168,772	20.4	44.8
Impairments	16,746	3.2	—	—	100.0	16,746	1.6	—	—	100.0
Miscellaneous operating expenses	11,972	2.3	4,261	1.5	181.0	21,873	2.1	9,580	1.2	128.3
Merger-related costs	12,338	2.4	—	—	100.0	16,516	1.5	—	—	100.0
Total operating expenses	515,797	98.9	243,596	86.8	111.7	1,009,174	94.7	715,194	86.3	41.1
Income from operations	5,811	1.1	36,934	13.2	(84.3)	56,859	5.3	113,742	13.7	(50.0)
Interest income	370	0.1	83	—	345.8	559	0.1	259	—	115.8
Interest expense	(1,812)	(0.3)	(182)	(0.1)	895.6	(1,948)	(0.2)	(742)	(0.1)	162.5
Other income, net	(1,442)	(0.3)	1,389	0.5	(203.8)	(120)	—	4,602	0.6	(102.6)
Income before income taxes	2,927	0.6	38,224	13.6	(92.3)	55,350	5.2	117,861	14.2	(53.0)
Income taxes	(1,272)	(0.2)	14,141	5.0	(109.0)	17,786	1.7	45,095	5.4	(60.6)
Net income	4,199	0.8	24,083	8.6	(82.6)	37,564	3.5	72,766	8.8	(48.4)
Net income attributable to noncontrolling interest	(318)	(0.1)	(316)	(0.1)	0.6	(836)	(0.1)	(1,064)	(0.1)	(21.4)
Net income attributable to Knight-Swift	$3,881	0.7%	$23,767	8.5%	(83.7)%	$36,728	3.4%	$71,702	8.6%	(48.8)%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Our results of operations for the third quarter and year to date 2017 include the results of operations of Swift and its segments after September 8, 2017. Results for periods on and prior to September 8, 2017 reflect only those of Knight and do not include the results of operations of Swift. Accordingly, comparisons between our third quarter and year to date 2017 results and prior periods may not be meaningful.
Total Revenue
Total revenue increased to $521.6 million during the quarter ended September 30, 2017 from $280.5 million during the comparative quarter in 2016. Additionally, for the year-to-date September 30, 2017, total revenue increased to $1.07 billion compared to $828.9 million for the comparative period in 2016. As previously noted, our results of operations for the quarter ended and year-to-date September 30, 2017 reflect the results of operations of Swift, including total revenue of $242.8 million following the close of the 2017 Merger from September 9, 2017 to September 30, 2017. However, periods prior to September 8, 2017 do not reflect the results of operations of Swift.
During the quarter ended September 30, 2017, our Knight Trucking revenue, net of fuel surcharge and intersegment transactions decreased 4.2% to $195.8 million compared to $204.3 million in the comparative quarter of 2016. For the nine months ended September 30, 2017, our Knight Trucking revenue, net of fuel surcharge and intersegment transactions decreased 4.2% compared to year-to-date September 30, 2016 to $582.3 million from $607.6 million. The decreases in Knight Trucking revenue, net of fuel surcharge and intersegment transactions during these periods were primarily related to a 3.9% decrease in tractor count and a slight decrease in tractor productivity, as measured by average revenue per tractor. For the quarter ended September 30, 2017, our Knight Trucking average revenue per tractor decreased 0.2% compared to the same period of 2016. This year over year decrease is attributable to the 3.9% decrease in our average miles per tractor in the Knight Trucking segment and a 60 basis point increase in the nonpaid empty mile percentage, partially offset by a 4.6% increase in our average revenue per loaded mile in the Knight Trucking segment during the third quarter of 2017 compared to the third quarter of 2016. For the nine months ended September 30, 2017, our Knight Trucking average revenue per tractor decreased 2.1% compared to the same period in 2016, primarily as a result of the 2.6% decrease in our average miles per tractor compared to the year-to-date September 30, 2016. Our average revenue per loaded mile in the Knight Trucking segment increased slightly by 0.8% from the nine months ended September 30, 2016 to the year-to-date September 30, 2017. For the period after September 8, 2017, through September 30, 2017, our Swift Truckload, Swift Dedicated, and Swift Refrigerated revenue, before fuel surcharge, was $180.6 million and the segments collectively operated at a 94.4% operating ratio and a 93.7% Adjusted Operating Ratio, and collectively produced average revenue per tractor of $11,436. Across both Knight and Swift operations, the freight market strengthened and we experienced an increase in non-contract opportunities throughout the quarter. However, tractor utilization in both operating entities was negatively impacted by the persistently difficult driving associate recruiting market, a shorter length of haul, and by other network disruptions. We believe the current freight market is supportive of rate and utilization improvement.
Our Knight Trucking fuel surcharge increased $2.2 million or 9.2% from the quarter ended September 30, 2016 to the quarter ended September 30, 2017. For the nine months ended September 30, 2017, our Knight Trucking fuel surcharge increased $13.7 million or 21% compared to the same period of 2016. Average fuel prices increased in the three and nine months ended September 30, 2017 by 9.9% and 14.6%, respectively from the same periods of 2016. For the period from and after September 8, 2017, through September 30, 2017, fuel surcharge revenue for our Swift Truckload, Swift Dedicated, Swift Refrigerated, and Swift Intermodal segments combined was $25.0 million. Our fuel surcharge programs help to offset increases in fuel prices, but applies only to loaded miles and typically does not offset non-paid empty miles, idle time, and out of route miles driven. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices. These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Knight Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our trucking segments.
Our Knight Logistics revenue, net of intersegment transactions increased $4.6 million or 8.8% to $56.6 million in the third quarter of 2017 from $52.0 million in the third quarter of 2016. For the nine months ended September 30, 2017, our Knight Logistics revenue, net of intersegment transactions increased 3.8% to $162.1 million from $156.1 million in the same period of 2016. We continued to see improvements within our Knight Logistics segment during the third quarter of 2017, specifically within our brokerage business, which is the largest component of our Knight Logistics segment. Brokerage revenue within the Knight Logistics segment increased 11.5% and 12.6% for the three and nine months ended September 30, 2017, respective, compared to the same periods ended September 30, 2016, primarily as a result of year-over-year increases in load volume within the respective periods. During the third quarter of 2017, we experienced a 6.8% increase in revenue per load, and increased 2.9% during the first nine months of 2017 compared to the same nine months of 2016. For the period after September 8, 2017, through September 30, 2017, revenue, net of fuel surcharge from our Swift Intermodal segment was $21.0 million. We plan to continue to invest in our logistics service offerings, which should continue to improve our return on capital compared with asset-based operations. We are focused on improving Swift Intermodal by right-sizing its cost infrastructure and increasing its operational efficiencies.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Operating Expenses
For the three months ended September 30, 2017, salaries, wages and benefits expense increased to $154.4 million from $82.7 million in the comparative period of 2016. During the nine months ended September 30, 2017, salaries, wages and benefits expense increased to $316.8 million from $250.7 million during the year-to-date September 30, 2016. Included within our consolidated salaries, wages and benefits expense for the quarter ended and the year-to-date September 30, 2017 was $68.4 million related to Swift after September 8, 2017 to the end of the period. In addition, the wage increase we granted to over-the-road driving associates effective upon the 2017 Merger closing increased these expenses. Further, Knight-related salaries, wages and benefits expense increased $3.3 million for the quarter ended September 30, 2017 as compared to the same period of 2016. For the nine months ended September 30, 2017, our Knight-related salaries, wages and benefits expense decreased $2.3 million compared to the nine months ended September 30, 2016. As a percentage of total revenue, salaries, wages and benefits expense increased from 29.5% to 29.6% for the three months ended September 30, 2016 compared to the third quarter of 2017, and decreased from 30.2% for the year-to-date 2016 to 29.7% compared to the same period of 2017. During the quarter ended and year-to-date 2017, we recorded $5.6 million in merger-related bonuses and accelerated stock compensation expense recorded upon the close of the 2017 Merger. These items were offset primarily by the 8.9% decrease in miles driven by company drivers in the third quarter of 2017 compared to the third quarter 2016, which reduced driver payroll related expenses.
Salaries, wages and benefits expense is primarily affected by the total number of miles driven by company drivers, the rate per mile we pay our company drivers, and employee benefits, including healthcare, workers’ compensation, and other benefits. To a lesser extent, non-driver employee headcount, compensation, and benefits affects this expense. Driver wages is the largest component of salaries, wages and benefits expense. We believe the driver market will continue to remain challenging and that several ongoing market factors have further reduced the pool of available drivers. Having a sufficient number of qualified driving associates continues to be a major concern and our biggest headwind, although we continue to seek ways to attract and retain qualified driving associates, including investing in technology and terminals that improve the experience of drivers. We expect driver pay to be inflationary, and we anticipate granting additional increases to our drivers in the near term if supported by increases in the rates we receive from our customers as the market for qualified drivers continues to tighten.

Fuel expense, as a percentage of total revenue, decreased to 11.9% for the quarter ended September 30, 2017, from 12.3% for the quarter ended September 30, 2016, and increased to 12.3% for the year-to-date September 30, 2017 from 11.4% in the comparative period of 2016. The U.S. National Average Diesel Fuel Price increased by 9.9% and 14.6% in the quarter ended and year-to-date September 30, 2017, respectively, compared to the quarter ended and year-to-date September 30, 2016, respectively. Our fuel surcharge programs help to offset increases in fuel prices, but applies only to loaded miles and typically does not offset non-paid empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our trucking segments. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs. We continue to utilize our fuel efficiency initiatives such as trailer blades, idle-control, slower tractor speeds, updating our fleet with more fuel-efficient engines, managing fuel procurement, and driver training programs that we believe contribute to controlling our fuel expense.
For the three months ended September 30, 2017, operations and maintenance expense increased to $37.3 million from $19.8 million compared to the same period in 2016. Operations and maintenance increased from $56.9 million during the nine months ended September 30, 2016 to $78.5 million during the comparative period of 2017. Included within our consolidated operations and maintenance expense for the quarter ended and the year-to-date September 30, 2017 was $16.2 million related to Swift after September 8, 2017 to the end of the period. Excluding this additional Swift-related expense for the periods, operations and maintenance expense increased an additional $1.3 million and $5.4 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. As a percentage of total revenue, operations and maintenance expense remained relatively flat for the three months ended September 30, 2017 at 7.1% compared to the quarter ended September 30, 2016 and increased to 7.4% from 6.9% for the year-to-date September 30, 2017 compared to the same period of 2016.
Operations and maintenance expense consists of direct operating expense, equipment maintenance, and tire expense.  With rising equipment prices and a soft used equipment market, Knight extended its tractor trade cycle beginning in the quarter ended September 30, 2016. Accordingly, equipment maintenance expense increased during the quarter ended and year-to-date September 30, 2017, as compared to the quarter ended and year-to-date September 30, 2016, as Knight has been maintaining its tractors for comparatively longer periods Direct operating expenses including road expense, operating supplies, and driver development and recruiting costs also increased in the quarter ended and year-to-date September 30, 2017. Increasing maintenance expense is negatively impacting performance in our Swift Truckload, Swift Dedicated, and Swift Refrigerated segments. We expect the driver market to remain competitive throughout the remainder of 2017 and into 2018, which could increase future driver development and recruiting costs and negatively affect our operations and maintenance expense. We expect to begin refreshing our Knight and Swift tractor fleets in the coming quarters, and anticipate that maintenance costs will gradually decrease as we reduce the average age of our fleet.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

For the three months ended September 30, 2017, insurance and claims expense increased to $21.1 million from $9.3 million compared to the same period of 2016. For the year-to-date September 30, 2017, insurance and claims expense increased to $38.0 million from $26.3 million during the nine months ended September 30, 2016. Included within our consolidated insurance and claims expense for the quarter ended and the year-to-date September 30, 2017 was $12.5 million related to Swift following the close of the 2017 Merger after September 8, 2017, to the end of the period. This additional insurance and claims expense was partially offset by a $0.6 million decrease in our Knight-related insurance and claims expense for the three months ended September 30, 2017 compared to the same period of 2016. For the nine months ended September 30, 2017, our Knight-related insurance and claims expense decreased $0.9 million compared to the nine months ended September 30, 2016. This dollar amount decrease associated with our Knight-related insurance and claims expense is predominately related to the decrease in the severity of our claims year over year for the respective periods. As a percentage of total revenue, insurance and claims expense increased 70 basis points from the third quarter of 2016 to the third quarter of 2017 and 40 basis points from the year-to-date September 30, 2016 compared to the same period of 2017. These increases were predominately associated with Swift's higher self-retention limits assumed following the close of the 2017 Merger, which we expect may cause our insurance and claims expense to fluctuate more in future periods.
Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, as well as our level of self-insurance, and premium expense. Insurance carriers have raised premiums for many businesses, including transportation companies, and as a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention when our policies are renewed or replaced. Insurance and claims expense also varies based on the number of miles driven by company drivers and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in large, prior-year claims.
Operating taxes and license expense, as a percentage of total revenue, increased slightly to 1.7% for the quarter ended September 30, 2017, from 1.6% for the quarter ended September 30, 2016, and decreased slightly to 1.7% for year-to-date September 30, 2017, from 1.8% for year-to-date September 30, 2016. This expense is impacted by changes in various fuel tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Communications expense, as a percentage of total revenue, remained flat at 0.4% in the quarter ended and year-to-date September 30, 2017, compared to the same periods of 2016.  Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
For the three months ended September 30, 2017, depreciation and amortization of property and equipment expense increased to $43.5 million from $29.0 million for the comparable period of 2016. For the nine months ended September 30, 2017, depreciation and amortization of property and equipment expense increased to $102.3 million from $86.1 million during the year-to-date September 30, 2016. Included within our consolidated depreciation and amortization of property and equipment expense for the quarter ended and the year-to-date September 30, 2017 was $14.7 million related to Swift after September 8, 2017 to the end of the period. Excluding this additional Swift-related depreciation and amortization of property and equipment expense, the total dollar amount of depreciation and amortization expense of property and equipment related to Knight was relatively flat for the three months ended September 30, 2017 compared to the same period in 2016. For the nine months ended September 30, 2017, total dollar amount of depreciation and amortization expense of property and equipment related to Knight increased $1.5 million compared to the same period of 2016. Our Knight Trucking depreciation and amortization expense of property and equipment as a percentage of Knight Trucking revenue, net of fuel surcharge and intersegment transactions increased from 13.7% for the three months ended September 30, 2016 to 14.1% for the quarter ended September 30, 2017. For the nine months ended September 30, 2017, our Knight Trucking depreciation and amortization of property and equipment expense as a percentage of Knight Trucking revenue, net of fuel surcharge and intersegment transactions increased from 13.7% year-to-date September 30, 2016 to 14.4% year-to-date September 30, 2017. Factors contributing to these percentage increases were the 0.2% and 2.1% decreases in average revenue per tractor within our Knight Trucking segment in the three and nine months ended 2017, respectively, from the same periods in 2016, rising new equipment prices, and an increase in Knight tractor to trailer ratio, partially offset by Knight's older fleet. Knight's extended trade cycle for its tractors reduced capital expenditures, reduced its average tractor count by 3.9% in the the third quarter of 2016, and Knight has been proactive in managing its preventative maintenance program with a goal of partially mitigating the additional maintenance cost commonly associated with a slightly older fleet. We expect to begin refreshing Knight and Swift tractor fleets through replacement units in the coming quarters, and anticipate that depreciation and amortization costs will increase in future quarters.
Depreciation and amortization of property and equipment expense within our Knight Logistics segment increased in total dollars by $0.1 million and $0.8 million for the three and nine months ended September 30, 2017 compared to the same periods in 2016. As a percentage of Knight Logistics revenue, depreciation and amortization expense of property and equipment for Knight Logistics remained flat at 2.2% for the three months ended September 30, 2017 compared to the quarter ended September 30, 2016 and increased 40 basis points to 2.4% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The percentage increase for the year-to-date September 30, 2017 compared to the same period in 2016 was primarily due to an increase in equipment leased to third parties during the nine month period. Absent offsetting growth in our Knight Logistics segments, our expense as a percentage of revenue in this category could increase in the future.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Depreciation relates primarily to our owned tractors, trailers, electronic logging devices (“ELDs”) and other communication units, and other similar assets. Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment, the relative percentage of owned versus leased equipment, and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the EPA engine emissions requirements relating to post-2014 model tractors and the California trailer efficiency requirements). Depreciation can also be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment. Our management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.
Amortization of intangibles increased to $2.7 million for the three months ended September 30, 2017 from $0.1 million for the quarter ended September 30, 2016. For the nine months ended September 30, 2017, amortization of intangibles increased to $2.9 million compared to $0.4 million in the same period of 2016. This increase in amortization expense is primarily related to the intangible assets identified with the 2017 Merger. See Note 5 of the notes to our condensed consolidated financial statements (unaudited), included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Rental expense was $15.4 million or 3.0% of total revenue for the three months ended September 30, 2017 and $17.9 million or 1.7% of total revenue for the nine months ended September 30, 2017. Included within our consolidated rental expense for the quarter ended and the year-to-date September 30, 2017 was $14.1 million related to Swift after September 8, 2017 to the end of the period. Historically, Swift obtained a portion of its equipment through operating leases.
Purchased transportation expense is comprised of (i) payments to independent contractors for our dry van, refrigerated, and drayage operations in our trucking operations; (ii) payments to third-party capacity providers in our Knight Logistics and Swift Intermodal segments; and (iii) payments relating to logistics, freight management and non-Trucking services in our Knight Logistics segment.  For the quarter ended September 30, 2017, purchased transportation expense increased to $127 million from $57.1 million in the same period in 2016. For year-to-date September 30, 2017, purchased transportation expense increased to $244.4 million from $168.8 million during the nine months ended September 30, 2016. Included within our consolidated purchased transportation expense for the quarter ended and the year-to-date September 30, 2017 was $66.8 million related to Swift after September 8, 2017 to the end of the period. Excluding this additional Swift-related purchased transportation expense, the total dollar amount of purchased transportation expense related to our Knight Trucking and Knight Logistics segments increased $3.6 million for the third quarter compared to the same period of 2016 and $8.8 million during the nine months ended September 30, 2017, compared to the same period of 2016. During the three and nine months ended September 30, 2017, we incurred $0.1 million in driver-incentive expenses related to the 2017 Merger. Additionally, within our Knight Trucking segment, purchased transportation expense increased 3.2% during the quarter ended September 30, 2017 compared to the same period of 2016. As a percentage of revenue, before fuel surcharge, Knight Trucking purchased transportation expense increased to 7.8% for the quarter ended September 30, 2017, compared to 7.3% during the three months ended September 30, 2016. This increase was predominately related to increases in fuel reimbursement to our independent contractors due to the increase average fuel prices, partially offset by a decrease in the year over year miles driven by our independent contractors. Purchased transportation expense within our Knight Logistics segment increased 7.1% during the three months ended September 30, 2017 compared to the same period of 2016. This increase was primarily related to increased load volume during the period. Purchased transportation expense generally tracks changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices, and higher payments when fuel prices are rising. We expect purchased transportation will increase as a percentage of total revenue if we are successful in continuing to grow our Knight Logistics segment, which increase could be partially offset if independent contractors exit the market with upcoming regulatory changes or further increased if we need to pay independent contractors more to stay with us in light of such regulatory changes.
During the quarter ended September 30, 2017, we terminated the implementation of our Swift ERP system. This resulted in a pre-tax impairment loss of $16.7 million, which was recorded in "Impairments" within operating income in the condensed consolidated statement of income (unaudited).
For the quarter ended September 30, 2017, miscellaneous operating expense increased to $12.0 million from $4.3 million in the same period of 2016. For year-to-date September 30, 2017, miscellaneous operating expense increased to $21.9 million from $9.6 million during the nine months ended September 30, 2016. Included within our consolidated miscellaneous operating expense for the quarter ended and the year-to-date September 30, 2017 was $6.0 million related to Swift after September 8, 2017, to the end of the period. Excluding this additional Swift-related expense for these periods, miscellaneous operating expense increased an additional $1.7 million and $6.3 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016. These increases during the periods were partially due to $0.9 million in merger-related statutory filings associated with the 2017 Merger. Additionally, these increases were due to lower gains from the sale of used equipment that offset miscellaneous operating expenses. Gains from the sale of used equipment decreased to $0.8 million for the quarter ended September 30, 2017, from $1.6 million for the quarter ended September 30, 2016, and decreased to $2.5 million for year-to-date ended September 30, 2017, from $7.5 million for year-to-date September 30, 2016. We believe the used equipment market will continue to help offset other miscellaneous operating expenses, but not to the extent Knight and Swift experienced in prior years, as the used equipment market softened beginning in the second half of 2015 and we expect a similar environment through the remainder of 2017.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Merger-related costs were recorded on a separate line item on the accompanying condensed consolidated statements of income (unaudited) for the quarter ended and year-to-date September 30, 2017. During the quarter ended and year-to-date September 30, 2017, we recorded approximately $12.3 million and $16.5 million, respectively of direct and incremental costs associated with the 2017 Merger. These costs were primarily incurred for legal and professional fees associated with the transaction. See other merger-related operating expenses associated with the 2017 Merger discussed within "salaries, wages, and benefits expense" and "miscellaneous operating expense" above.
As a result of the above factors, our GAAP operating ratio (operating expenses expressed as a percentage of total revenue) increased to 98.9% for the quarter ended September 30, 2017 compared to 86.8% for the quarter ended September 30, 2016, and increased to 94.7% for year-to-date September 30, 2017, compared to 86.3% for the same period of 2016.  Our Adjusted Operating Ratio was 90.6% for the quarter ended September 30, 2017, compared to 85.6% for the quarter ended September 30, 2016, and 89.7% for year-to-date September 30, 2017, compared to 85.1% for year-to-date September 30, 2016.  Adjusted Operating Ratio is reconciled to the most directly comparable GAAP operating ratio under "Non-GAAP Financial Measures" above.
Net interest expense is comprised of debt interest expense, as well as amortization of our deferred loan costs, primarily related to Swift's 2015 Agreement, which was replaced by our 2017 Agreement on September 29, 2017. See Note 15 of the notes to our condensed consolidated financial statements (unaudited), included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further information related to the 2017 Agreement.
Other income, net is primarily comprised of income (expense) from investment activity, primarily from realized gains on sale of available-for-sale securities, which were disposed of in full as at September 30, 2016. Additionally, during the three months ended September 30, 2017, we contributed $2.0 million to a charitable foundation.
The effective tax rate for the quarter ended September 30, 2017 and September 30, 2016 was (43.5)%. and 38.1%, respectively. The year-to-date September 30, 2017 and September 30, 2016 effective tax rates were 32.1% and 39.2%, respectively. During those respective quarter ended and year-to-date periods, we recognized discrete items relating to stock compensation deductions and the impact of state tax rate changes on deferred taxes.
Due to the net result of the preceding financial results, our net income attributable to Knight-Swift decreased $19.9 million for the quarter ended September 30, 2017, and decreased $35.0 million for year-to-date September 30, 2017, compared to the same periods of 2016.

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following::

Source	September 30, 2017
(In thousands)
Cash and cash equivalents, excluding restricted cash	$136,422
Availability under Revolver, due October 2022 (1)	590,200
Availability under 2015 RSA, due January 2019 (2)	25,000
Total unrestricted liquidity	$751,622
Cash and cash equivalents – restricted (3)	62,685
Restricted investments, held to maturity, amortized cost (3)	22,303
Total liquidity, including restricted cash and restricted investments	$836,610
____________

(1)
As of September 30, 2017, we had $85.0 million in borrowings under our $800.0 million Revolver. We additionally had $124.8 million in outstanding letters of credit (discussed below), leaving $590.2 million available under the Revolver.

(2)	Based on eligible receivables at September 30, 2017, our borrowing base for the 2015 RSA was $310.0 million, while outstanding borrowings were $285.0 million, gross of deferred loan costs.

(3)	Restricted cash and cash equivalents, and restricted short-term investments are primarily held by our captive insurance companies for claims payments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:

•
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, fund replacement of our revenue equipment fleet, and, to a lesser extent, fund upgrades to our terminals and technology in our logistics service offerings. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.

Over the long-term, we will continue to have significant capital requirements, which may require us to seek additional borrowing, lease financing, or equity capital. The availability of financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions. If such additional borrowing, lease financing, or equity capital is not available at the time we need it, then we may need to borrow more under the Revolver (if not then fully drawn), extend the maturity of then-outstanding debt, rely on alternative financing arrangements, engage in asset sales, limit our fleet size, or operate our revenue equipment for longer periods.
There can be no assurance that we will be able to obtain additional debt under our existing financial arrangements to satisfy our ongoing capital requirements. However, we believe the combination of our expected cash flows, financing available through operating and capital leases, available funds under the 2015 RSA, and availability under the Revolver will be sufficient to fund our expected capital expenditures for at least the next twelve months.

•
Principal and Interest Payments — As of September 30, 2017, we had material debt and capital lease obligations of $959.9 million, which are discussed under "Material Debt Agreements," below. A significant amount of our cash flows from operations are committed to minimum payments of principal and interest on our debt or lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances. Following the 2017 Merger, the combined company carries substantially more debt than Knight has carried historically, and the combined company has significantly higher interest expense and exposure to interest rate fluctuations than Knight did historically.

•
Letters of Credit — Pursuant to the terms of the 2017 Agreement, our lenders may issue standby letters of credit on our behalf. When we have letters of credit outstanding, it reduces the availability under our $800.0 million Revolver. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.

•
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock.

Working Capital
As of September 30, 2017 and December 31, 2016, we had a working capital surplus of $227.3 million and $111.5 million, respectively.
Material Debt Agreements
As of September 30, 2017, we had $959.9 million in material debt obligations at the following carrying values:

•	$399.3 million: Term Loan, due October 2020, net of $0.7 million deferred loan costs

•	$285.0 million: 2015 RSA outstanding borrowings, due January 2019

•	$190.1 million: Capital lease obligations

•	$85.0 million: Revolver, due October 2022

•	$0.5 million: Other
As of December 31, 2016, we had $18.0 million in material debt obligations at the following carrying values:

•	$18.0 million: Knight Revolver, due August 2019
Key terms and other details regarding our material debt agreements and capital leases are discussed in Notes 14, 15, 16, and 17 in the notes to condensed consolidated financial statements (unaudited), included in Part I, Item 1: Financial Information, of this Quarterly Report on Form 10-Q, incorporated by reference herein.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Capital and Operating Leases
In addition to our net cash capital expenditures, we enter into lease agreements to acquire revenue equipment, including tractors and trailers. See Note 17 in the Notes to the Consolidated Financial Statements, included in Part I, Item 1: Financial Information, in this Quarterly Report on Form 10-Q, incorporated by reference herein.

Cash Flow Analysis
Net cash provided by operating activities was $132.3 million for year-to-date September 30, 2017, compared to $191.7 million provided during the same period of 2016.  The decrease for 2017 is primarily due to the decrease in operating income during year-to-date September 30, 2017, compared to the same period of 2016.
Net cash used in investing activities was $22.6 million for year-to-date September 30, 2017, compared to net cash used of $88.7 million for the same period of 2016. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales and trade-ins, was $62.4 million for year-to-date September 30, 2017, and $76.1 million for the same period of 2016. Proceeds from the sales of available-for-sale securities was $7.4 million in year-to-date September 30, 2016; no comparable proceeds were received in the same period of 2017.  Net proceeds from TRP portfolio investments were $8.6 million in year-to-date September 30, 2017, while net contributions to TRP portfolio investments were $21.4 million in the same period of 2016. Finally, we received cash and cash equivalents of $28.5 million during year-to-date September 30, 2017 which were associated with the 2017 Merger.
Net cash provided by financing activities was $18.7 million for year-to-date September 30, 2017, compared to $107.8 million used for the same period of 2016. Net cash payments towards Knight Revolver were $18.0 million for year-to-date September 30, 2017, compared to $60.0 million in the same period of 2016. The Knight Revolver's maturity accelerated to December 31, 2017, from August 1, 2019, in connection with entering into the 2017 Agreement. Cash proceeds from the closing of the 2017 Agreement included $400.0 million from the Term Loan and $85.0 million from the Revolver. Additionally, we received cash proceeds of $20.0 million from additional borrowings under the 2015 RSA. These proceeds were offset by payments made on outstanding debt and capital leases of $454.1 million. Neither Knight nor Swift made any repurchases of its common stock in year-to-date 2017, while Knight repurchased 1.6 million shares of its common stock for $39.9 million in the same period of 2016. Proceeds from exercises of stock options were $9.7 million in year-to-date September 30, 2017, compared to $9.3 million in the same period of 2016. Knight also paid $14.8 million for dividends in year-to-date September 30, 2017 and 2016.  We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board.

Contractual Obligations
Key terms and other details regarding leases are included in Note 17 in the Notes to condensed consolidated financial statements (unaudited), included in Part I, Item 1, which is incorporated by reference herein. "Liquidity and Capital Resources," above, includes details on other changes in our contractual obligations year-to-date September 30, 2017. Aside from these items, there were no material changes to the contractual obligations table, which was included in Swift's Annual Report on Form 10-K for the year ended December 31, 2016.

Off Balance Sheet Arrangements
Information about our off balance sheet arrangements is included in Note 17 of the notes to our condensed consolidated financial statements (unaudited), included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein. See also "Contractual Obligations," above.

Seasonality
Discussion regarding the impact of seasonality on our business is included in Note 1 in the notes to condensed consolidated financial statements (unaudited), included in Part I, Item 1: Financial Information, in this Quarterly Report on Form 10-Q, incorporated by reference herein.

Inflation
Inflation can have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, equipment, wages, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increase. However, the effect of inflation has been minor in recent years.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Recently Issued Accounting Pronouncements
See Part I, Item 1: Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's condensed consolidated financial statements (unaudited), as follows:

•	Note 1 for recently issued accounting pronouncements the Company adopted year-to-date September 30, 2017.

•	Note 2 for recently issued accounting pronouncements, not yet adopted by the Company as of September 30, 2017.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Historically, Knight and Swift were exposed to various market risks, including changes in interest rates on debt, changes in commodity prices, and changes in equity prices. Following the 2017 Merger, we continue to face similar risks.
Under SEC rules and regulations, we are required to disclose information concerning market risk with respect to foreign exchange rates, interest rates, and commodity prices.  We have elected to make such disclosures, to the extent applicable to our operations, using a sensitivity analysis approach based on hypothetical changes in interest rates and commodity prices.  We have not entered into derivatives or other financial instruments for hedging or speculative purposes.  We are not subject to a material amount of foreign currency risk because our operations are largely confined to the United States and our Mexican operations, through Swift's Mexico trucking subsidiary, Trans-Mex, account for a small portion of our total operations.

Interest Rate Risk
We have interest rate risk to the extent we borrow against the 2017 Agreement and 2015 RSA . The 2017 Agreement bears interest that varies depending upon our consolidated total net leverage ratio and was at LIBOR plus 0.875% as of September 30, 2017. Accordingly, our earnings would be affected by changes in LIBOR and our consolidated total net leverage ratio. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. Assuming the current level of borrowings, a 1.0% increase in our applicable interest rate would reduce pretax earnings, on an annualized basis, by approximately $7.4 million.
Historically, Knight invested its excess cash primarily in highly liquid debt instruments of the United States government and its agencies, municipalities in the United States, money market funds, and equity securities (e.g., common stock). We expect to use our excess cash for debt repayment going forward. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk.  The fair market value of fixed rate securities may be adversely affected due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.  Due in part to these factors, our income from investments might decrease in the future.
Commodity Price Risk
We are subject to commodity price risk with respect to fuel.  The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  Because we do not recover the full amount of fuel price increases, we believe fuel surcharges are effective at mitigating some, but not all, of the risk of high fuel prices. As of September 30, 2017, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but we may use such instruments in the future. The weekly average diesel price per gallon in the United States, as reported by the DOE, increased 14.6% from an average of $2.25 year-to-date September 30, 2016 to an average of $2.58 year-to-date September 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
On September 8, 2017, we became Knight-Swift Transportation Holdings Inc. upon the effectiveness of the 2017 Merger of Knight and Swift. In the 2017 Merger, Knight was treated as the acquiring entity for accounting purposes and Swift was treated as the legal acquirer. We are currently integrating policies, processes, personnel, technology, and operations of Knight and Swift. Management will continue to evaluate our internal control over financial reporting as we execute 2017 Merger integration activities. Given the timing of the 2017 Merger and the relative size of and complexity of Swift, we anticipate that our management's annual report on our internal control over financial reporting and our independent registered public accounting firm's attestation report on the effectiveness of our internal control over financial reporting for fiscal year ended December 31, 2017, will exclude Swift's internal controls over financial reporting. We have confidence in our disclosure controls and procedures and internal control over financial reporting. Nevertheless, our management, including our principal executive officer and principal financial officer, does not expect

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

that our disclosure controls and procedures and internal control over financial reporting will prevent all errors, misstatements, or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 18 of the notes to our condensed consolidated financial statements (unaudited), included in Part I, Item 1, of this Quarterly Report on Form 10-Q for the period ended September 30, 2017, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Our future results may be affected by a number of factors over which we have little or no control. The following discussion of risk factors contains forward-looking statements as discussed in the Cautionary Note Regarding Forward-Looking Statements in Item 2 of Part I of this Quarterly Report.  The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook.

The risk factors below amend and restate in their entirety the risk factors set forth in Part I, Item 1A in each of Knight's and Swift's Annual Reports on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A in each of Knight's and Swift's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Our business is subject to general economic, credit, business, and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a materially adverse effect on our results of operations.

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors include (i) excess tractor and trailer capacity in the trucking industry in comparison with shipping demand; (ii) declines in the resale value of used equipment; (iii) recruiting and retaining qualified drivers; (iv) strikes, work stoppages, or work slowdowns at our facilities or at customer, port, border crossing, or other shipping-related facilities; (v) increases in interest rates, fuel, taxes, tolls, and license and registration fees; and (vi) rising costs of healthcare.
We are also affected by (i) recessionary economic cycles, such as the period from 2007 through 2009 and the 2016 freight environment, which was characterized by weak demand and downward pressure on rates; (ii) changes in customers’ inventory levels and in the availability of funding for their working capital; (iii) changes in the way our customers choose to source or utilize our services; and (iv) downturns in our customers’ business cycles. Economic conditions may adversely affect our customers and their demand for and ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss and we may be required to increase our allowance for doubtful accounts.
Economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the U.S. economy is weakened, such as the period from 2007 through 2009. Some of the principal risks during such times, which risks Knight and Swift have experienced during prior recessionary periods, are as follows:

•	we may experience a reduction in overall freight levels, which may impair our asset utilization;

•	freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers' freight demand;

•	customers may experience credit issues and cash flow problems, resulting in an inability to compensate us for rendered services;

•
customers may solicit bids for freight from multiple trucking companies or select competitors that offer lower rates from among existing choices in an attempt to lower their costs, and we might be forced to lower our rates or lose freight;

•	we may be forced to accept more freight from freight brokers, where freight rates are typically lower, or may be forced to incur more non-revenue miles to obtain loads;

•	we may need to incur significantly more deadhead miles to obtain loads; and

•	lack of access to current sources of credit or lack of lender access to capital, leading to an inability to secure credit financing on satisfactory terms, or at all.
We also are subject to potential increases in various costs and other events that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently.  Such cost increases include, but are not limited to, fuel and energy prices, driver and non-driver wages, purchased transportation costs, taxes and interest rates, tolls, license and registration fees, insurance premiums and claims, revenue equipment and related maintenance costs, tires and other components, and healthcare and other benefits for our employees.  We could be affected by strikes or other work stoppages at our service centers, our terminals, or at customer, port, border, or other shipping locations. Further, we may not be able to appropriately adjust our costs

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

and staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs.
Changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our operating revenues and profitability, and result in higher operating costs. From time-to-time, various U.S. federal, state, or local taxes are also increased, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our results of operations and profitability.
In addition, we cannot predict future economic conditions, fuel price fluctuations, revenue equipment resale values, or how consumer confidence could be affected by actual or threatened armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.
We operate in a highly competitive and fragmented industry, and numerous competitive factors could limit growth opportunities and could have a materially adverse effect on our results of operations.

We operate in a highly competitive transportation industry, which includes thousands of trucking and logistics companies. In our truckload operations, we primarily compete with other capacity providers that provide dry van, temperature-controlled, and drayage services similar to those we provide. Less-than-truckload carriers, private carriers, intermodal companies, railroads, logistics, brokerage, and freight forwarding companies compete to a lesser extent with our truckload operations but are direct competitors of our brokerage and logistics operations. We transport or arrange for the transportation of various types of freight, and competition for such freight is based mainly on customer service, efficiency, available capacity and shipment modes, and rates that can be obtained from customers. Such competition in the transportation industry could adversely affect our freight volumes, the freight rates we charge our customers, or profitability and thereby limit our business opportunities. Additional factors may have a materially adverse effect on our results of operations. These factors include the following:

•
many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain or grow profitability of our business;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors;

•
many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers or by engaging dedicated providers, and in some instances we may not be selected;

•	some of our customers operate their own private trucking fleets and they may decide to transport more of their own freight;

•
the market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our equipment utilization or cause us to increase driver compensation, both of which would adversely affect our profitability;

•	competition from non-asset-based and other logistics and freight brokerage companies may adversely affect our customer relationships and freight rates;

•
the continuing trend toward consolidation in the trucking industry may result in more large carriers with greater financial resources and other competitive advantages, with which we may have difficulty competing;

•	economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us;

•
some of our smaller competitors may not yet be fully compliant with pending regulations, such as regulations requiring the use of ELDs, which may allow such competitors to take advantage of additional driver productivity until such regulations take effect;

•
advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments; and

•	higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation.
We derive a significant portion of our revenues from our major customers, the loss of one or more of which could have a materially adverse effect on our business.

We strive to maintain a diverse customer base; however, a significant portion of our operating revenue is generated from a number of major customers, the loss of one or more of which could have a materially adverse effect on our business.  For the nine-months ended September 30, 2017, our top 25 customers, based on revenue, accounted for approximately 36.6% of our revenue; our top 10 customers accounted for approximately 23.8% of our revenue; and our top 5 customers accounted for approximately 17.2% of our revenue. No customer accounted for more than 10% of our revenue for such nine-month period. Aside from our dedicated operations, we generally do not have long-term contractual relationships or rate agreements or minimum volume guarantees with our customers.  Furthermore, certain of the long-term contracts in our dedicated operations are subject to cancellation. Accordingly,

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

we cannot assure you that our customer relationships will continue as presently in effect or that we will receive our current customer rate or volume levels in the future.
Economic conditions and capital markets may adversely affect our customers and their ability to remain solvent.  Retail and discount retail customers account for a substantial portion of our freight. Accordingly, our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration.

While we review and monitor the financial condition of our key customers on an ongoing basis to determine whether to provide services on credit, our customers' financial difficulties could nevertheless negatively impact our results of operations and financial condition, especially if these customers were to delay or default on payments to us. For our multi-year and dedicated contracts, the rates we charge may not remain advantageous.  A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and results of operations.

We may not grow substantially in the future and we may not be successful in sustaining or improving our profitability.

There is no assurance that in the future, our business will grow substantially or without volatility, nor can we assure you that we will be able to effectively adapt our management, administrative, and operational systems to respond to any future growth.  Furthermore, there is no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions or that we will be able to sustain or improve our profitability in the future.

We have service centers and terminals throughout the United States that serve markets in various regions. These operations require the commitment of additional personnel and revenue equipment, as well as management resources, for future development. Should the growth in our operations stagnate or decline, our results of operations could be adversely affected.  If we expand, it may become more difficult to identify large cities that can support a service center or terminal, and we may expand into smaller cities where there is insufficient economic activity, fewer opportunities for growth, and fewer drivers and non-driver personnel to support the service center or terminal.  We may encounter operating conditions in these new markets, as well as our current markets, that differ substantially from our current operations, and customer relationships and appropriate freight rates in new markets could be challenging to attain.  We may not be able to duplicate or sustain our operating strategy successfully throughout, or possibly outside of, the United States, and establishing service centers or terminals and operations in new markets could require more time or resources, or a more substantial financial commitment than anticipated.

Furthermore, the continued progression and development of our brokerage and logistics businesses are subject to the risks inherent in entering and cultivating new lines of business, including, but not limited to, (i) initial unfamiliarity with pricing, service, operational, and liability issues; (ii) customer relationships may be difficult to obtain or we may have to reduce rates to gain and develop customer relationships; (iii) specialized equipment and information and management systems technology may not be adequately utilized; (iv) insurance and claims may exceed our past experience or estimations; and (v) recruiting and retaining qualified personnel and management with requisite experience or knowledge of our brokerage and logistics services.

We may not make acquisitions in the future, or if we do, we may not be successful in our acquisition strategy.

Historically, acquisitions were a part of Knight's and Swift's growth strategies.  There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we do not make any future acquisitions, our growth rate could be materially and adversely affected. Any future acquisitions we undertake could involve issuing dilutive equity securities or incurring indebtedness. In addition, acquisitions involve numerous risks, any of which could have a materially adverse effect on our business and results of operations, including:

•	the acquired company may not achieve anticipated revenue, earnings, or cash flow;

•	we may assume liabilities beyond our estimates or what was disclosed to us;

•
we may be unable to assimilate or integrate the acquired company's operations or assets into our business successfully and realize the anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;

•	diverting our management's attention from other business concerns;

•	risks of entering into markets in which we have had no or only limited direct experience; and

•	the potential loss of customers, key employees, or drivers of the acquired company.
Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure or insure through our captive insurance companies a significant portion of our claims exposure resulting from workers' compensation, auto

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

liability, general liability, cargo and property damage claims, as well as employee health insurance, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations. Prior to the 2017 Merger, Knight's auto liability self-insured retention was $2.5 million per occurrence and Swift's was $10.0 million per occurrence. Such self-insured retention levels continue at our Knight and Swift businesses following the 2017 Merger. Higher self-insured retention levels may increase the impact of auto liability occurrences on our results of operations. We are also responsible for our legal expenses relating to such claims. We reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult. This, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates. Accordingly, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

We maintain insurance with licensed insurance carriers above the amounts in which we self-insure. Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. If any claim were to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts.  Insurance carriers have raised premiums for many businesses, including transportation companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed or replaced. Our results of operations and financial condition could be materially and adversely affected if (i) cost per claim, premiums, or the number of claims significantly exceeds our coverage limits or retention amounts; (ii) we experience a claim in excess of our coverage limits; (iii) our insurance carriers fail to pay on our insurance claims; or (iv) we experience a claim for which coverage is not provided. Healthcare legislation and inflationary cost increases could also negatively affect our financial results.

Healthcare legislation and inflationary cost increases also could negatively impact financial results by increasing annual employee healthcare costs. We cannot presently determine the extent of the impact healthcare costs will have on our financial performance. In addition, rising healthcare costs could force us to make changes to existing benefit programs, which could negatively impact our ability to attract and retain employees.

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

We insure a portion of our risk through our captive insurance companies, Mohave and Red Rock. In addition to insuring portions of our own risk, Mohave provides reinsurance coverage to third-party insurance companies associated with our affiliated companies' independent contractors. Red Rock insures a share of our automobile liability risk. The insurance and reinsurance markets are subject to market pressures. Our captive insurance companies' abilities or needs to access the reinsurance markets may involve the retention of additional risk, which could expose us to volatility in claims expenses.

To comply with certain state insurance regulatory requirements, cash and cash equivalents must be paid to Red Rock and Mohave as capital investments and insurance premiums, to be restricted as collateral for anticipated losses. The restricted cash is used for payment of insured claims. In the future, we may continue to insure our automobile liability risk through our captive insurance

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

subsidiaries, which will cause increases in the required amount of our restricted cash or other collateral, such as letters of credit. Significant increases in the amount of collateral required by third-party insurance carriers and regulators would reduce our liquidity.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

The truckload industry and our truckload operations are capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually. We expect to pay for projected capital expenditures with cash flows from operations or financing available under our existing line of credit.  If we were unable to generate sufficient cash from operations, we would need to seek alternative sources of capital, including borrowing under our existing line of credit or obtaining additional financing arrangements, to meet our capital requirements. In the event that we are unable to generate sufficient cash from operations, maintain compliance with financial and other covenants in our financing agreements, or obtain financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our operations and profitability.

Credit markets may weaken at some point in the future, which would make it difficult for us to access our current sources of credit and difficult for our lenders to find the capital to fund us. We may need to incur additional debt, or issue debt or equity securities in the future, to refinance existing debt, fund working capital requirements, make investments, or support other business activities. Declines in consumer confidence, decreases in domestic spending, economic contractions, rating agency actions, and other trends in the credit market may impair our future ability to secure financing on satisfactory terms, or at all.

Increased prices for new revenue equipment, design changes of new engines, decreased availability of new revenue equipment, and the failure of manufacturers to meet their sale or trade-back obligations to us could have a materially adverse effect on our business, financial condition, results of operations, and profitability.

We are subject to risk with respect to higher prices for new equipment for our truckload operations.  We have experienced an increase in prices for new tractors over the past few years, and the resale value of the tractors has not increased to the same extent.  Prices have increased and may continue to increase, due to, among other reasons, (i) increases in commodity prices; (ii) government regulations applicable to newly manufactured tractors, trailers, and diesel engines; and (iii) the pricing discretion of equipment manufacturers. In addition, the engines installed in our newer tractors are subject to emissions control regulations issued by the EPA. Increased regulation has increased the cost of our new tractors and could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses. Further regulations with stricter emissions and efficiency requirements have been proposed that would further increase our costs and impair equipment productivity. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective. Over the past several years, some manufacturers have significantly increased new equipment prices, in part to meet new engine design and operations requirements. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses for the foreseeable future. Furthermore, reduced equipment efficiency may result from new engines designed to reduce emissions, thereby increasing our operating expenses.

Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts. A decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet. Moreover, an inability to obtain an adequate supply of new tractors or trailers could have a materially adverse effect on our business, financial condition, and results of operations.

We have certain revenue equipment leases and financing arrangements with balloon payments at the end of the lease term equal to the residual value we are contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If we do not purchase new equipment that triggers the trade-back obligation, or the equipment manufacturers do not pay the contracted value at the end of the lease term, we could be exposed to losses equal to the excess of the balloon payment owed to the lease or finance company over the proceeds from selling the equipment on the open market.

We have trade-in and repurchase commitments that specify, among other things, what our primary equipment vendors will pay us for disposal of a substantial portion of our revenue equipment. The prices we expect to receive under these arrangements may be higher than the prices we would receive in the open market. We may suffer a financial loss upon disposition of our equipment if these vendors refuse or are unable to meet their financial obligations under these agreements, we do not enter into definitive agreements that reflect favorable equipment replacement or trade-in terms, we fail to or are unable to enter into similar arrangements in the future, or we do not purchase the number of new replacement units from the vendors required for such trade-ins.

Used equipment prices are subject to substantial fluctuations based on freight demand, supply of used trucks, availability of financing, presence of buyers for export, and commodity prices for scrap metal. These and any impacts of a depressed market for used

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

equipment could require us to dispose of our revenue equipment below the carrying value. This leads to losses on disposal or impairments of revenue equipment, when not otherwise protected by residual value arrangements. Deteriorations of resale prices or trades at depressed values could cause more losses on disposal or impairment charges in future periods.

Declines in demand for our used revenue equipment could result in decreased equipment sales, resale values, and gains on sales of assets.

We are sensitive to the used equipment market and fluctuations in prices and demand for tractors and trailers. Through certain subsidiaries we sell our used company-owned tractors and trailers that we do not trade-in to manufacturers. The market for used equipment is affected by several factors, including the demand for freight, the supply of used equipment, the availability of financing, the presence of buyers for export to foreign countries, and commodity prices for scrap metal. Declines in demand for the used equipment we sell could result in diminished sale volumes or lower used equipment sales prices, either of which could negatively affect our gains on sales of assets.

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our debt obligations.

Prior to the 2017 Merger, Knight carried an immaterial amount of long-term debt, while Swift carried a significant amount of long-term debt. Following the 2017 Merger, we continue to carry much of Swift's historical debt (as of September 30, 2017, our total outstanding long-term debt, including outstanding borrowings on the Term Loan, Revolver, and 2015 RSA, but excluding capital lease obligations, was $769.7 million). While we believe the combined company is in a better position to service such indebtedness, the indebtedness could place us at a competitive disadvantage compared to our competitors that are less leveraged. This could have negative consequences that include:

•	increased vulnerability to adverse economic, industry, or competitive developments;

•
cash flows from operations that are committed to payment of principal and interest, thereby reducing our ability to use cash for our operations, capital expenditures, and future business opportunities;

•	increased interest rates that would affect our variable rate debt;

•	noncompliance with financial covenants, borrowing conditions, and other debt obligations, which could result in an event of default or (where applicable) cross-default;

•	non-strategic divestitures or inability to make strategic acquisitions;

•	lack of financing for working capital, capital expenditures, product development, debt service requirements, and general corporate or other purposes; and

•	limits on our flexibility to plan for, or react to, changes in our business, market conditions, or in the economy.
Our debt agreements contain restrictions that limit our flexibility in operating our business.

As detailed in Note 15 to the condensed consolidated financial statements (unaudited), our 2017 Agreement requires compliance with various affirmative, negative, and financial covenants. A breach of any of these covenants could result in default or (when applicable) cross-default. Upon default under our 2017 Agreement, the lenders could elect to declare all outstanding amounts to be immediately due and payable, as well as terminate all commitments to extend further credit. Such actions by those lenders could cause cross-defaults with our other debt agreements. If we were unable to repay those amounts, the lenders could use the collateral granted to satisfy all or part of the debt owed to them. If the lenders accelerated our debt repayments, we might not have sufficient assets to repay all amounts borrowed.

In addition, our 2015 RSA includes certain affirmative and negative covenants and cross default provisions with respect to our 2017 Agreement. Failure to comply with these covenants and provisions may jeopardize our ability to continue to sell receivables under the facility and could negatively impact our liquidity.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We have authority to operate in the United States, as granted by the United States Department of Transportation ("DOT"), Mexico (as granted by the Secretaría de Comunicaciones y Transportes), and various Canadian provinces (as granted by the Ministries of Transportation and Communication in such provinces). In the United States, we are also regulated by the EPA, DHS, and other agencies in states in which we operate. Our company drivers, independent contractors, and third-party capacity providers also must comply with the applicable safety and fitness regulations of the DOT, including those relating to drug and alcohol testing, driver safety performance, and hours-of-service. Matters such as weight, equipment dimensions, exhaust emissions, and fuel efficiency

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

are also subject to government regulations.  We also may become subject to new or more restrictive regulations relating to fuel efficiency, exhaust emissions, hours-of-service, drug and alcohol testing, ergonomics, on-board reporting of operations, collective bargaining, security at ports, speed limiters, driver training, and other matters affecting safety or operating methods. Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher supplies and materials pricing, could adversely affect our results of operations. In addition, the Trump administration has indicated a desire to reduce regulatory burdens that constrain growth and productivity, and also to introduce legislation such as infrastructure spending, that could improve growth and productivity. Changes in regulations, such as those related to trailer size limits, hours-of-service, mandating ELDs, and drug and alcohol testing, could increase capacity in the industry or improve the position of certain competitors, either of which could negatively impact pricing and volumes, or require additional investments by us. In July 2017, the House Transportation Committee approved a bill that could have the effect of delaying or repealing the implementation of the rule requiring all carriers to use ELDs, and could materially affect our business and the results of operations if capacity exits the market later than expected or does not tighten as anticipated. However, in September 2017, an amendment to an appropriations bill that would have a similar effect as the July 2017 bill was rejected by the House of Representatives by a vote of 246-173. The short and long term impacts of changes in legislation or regulations are difficult to predict and could materially adversely affect our operations.

Our lease contracts with independent contractors are governed by federal leasing regulations, which impose specific requirements on us and the independent contractors. In the past, Swift was the subject of lawsuits, alleging the violation of lease agreements or failure to follow the contractual terms. We could be subjected to similar lawsuits in the future.

In December 2016, the FMCSA established new minimum training standards for certain individuals applying for (or upgrading) a Class A or Class B commercial driver's license, or obtaining a hazardous materials, passenger, or school bus endorsement on their commercial driver's license for the first time. These individuals must complete a prescribed program of theory and behind-the wheel instruction. The final rule requires that behind-the-wheel proficiency of an entry-level truck driver be determined solely by the instructor's evaluation of how well the driver-trainee performs the fundamental vehicle controls skills and driving procedures set forth in the curricula, but does not have a minimum training hours requirement, as proposed by the FMCSA earlier in 2016. The final rule went into effect in February 2017, with a compliance date of February 7, 2020. Upon the compliance date, training schools, including the driver academies we operate, will be required to register with the FMCSA's Training Provider Registry and certify that their program meets the classroom and driving standards.

The "Regulation" section in Item 1 of Part I of Knight's Annual Report on Form 10-K for the year ended December 31, 2016, discusses in detail several proposed, pending, suspended, and final regulations that could materially impact our business and operations.

The CSA program adopted by the FMCSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, drivers and fleets are evaluated and ranked against their peers based on certain safety-related standards. As a result, certain current and potential drivers may not be hired to drive for us and our fleet could be ranked poorly as compared to our peer carriers. We recruit and retain first-time drivers to be part of our fleet, and these drivers may have a higher likelihood of creating adverse safety events under CSA. The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations. Additionally, competition for drivers with favorable safety ratings may increase and thus could necessitate increases in driver-related compensation costs. Further, we may incur greater than expected expenses in our attempts to improve our scores or as a result of those scores.

Receipt of an unfavorable DOT safety rating could have a materially adverse effect on our operations and profitability.

Each of our subsidiaries with a DOT-issued operating authority currently has satisfactory DOT rating, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could materially adversely affect our business, financial condition, and results of operations as customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could materially adversely affect or restrict our operations.

The FMCSA also has proposed regulations that would modify the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. Under the proposed regulations, the methodology for determining a carrier’s DOT safety rating would be expanded to include the on-road safety performance of the carrier’s drivers and equipment, as well as results obtained from investigations. Exceeding certain thresholds based on such performance or results would cause a carrier to receive an unfit safety rating. If these proposed regulations are enacted, and we were to receive an unfit safety rating, our business would be materially adversely affected in the same manner as if we received a conditional or unsatisfactory safety rating under the current regulations.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Compliance with various environmental laws and regulations to which our operations are subject may increase our costs of operations, and non-compliance with such laws and regulations could result in substantial fines or penalties.

In addition to direct regulation by the DOT and related agencies, we are subject to various federal, state, and local environmental laws and regulations dealing with the transportation, storage, discharge, presence, use, disposal, and handling of hazardous materials, wastewater, storm water, waste oil, and fuel storage tanks. We are also subject to various environmental laws and regulations involving air emissions from our equipment and facilities, and discharge and retention of storm water.  Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of our facilities have waste oil or fuel storage tanks and fueling islands. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations; however, if (i) we are involved in a spill or other accident involving hazardous substances; (ii) there are releases of hazardous substances we transport; (iii) soil or groundwater contamination is found at our facilities or results from our operations; or (iv) we are found to be in violation of or fail to comply with applicable environmental laws or regulations, then we could be subject to clean-up costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and results of operations.

Certain of our service centers and terminals are located on or near environmental Superfund sites designated by the EPA and/or state environmental authorities. We have not been identified as a potentially responsible party with regard to any such site. Nevertheless, we could be deemed responsible for clean-up costs.

In addition, tractors and trailers used in our truckload operations have been and are affected by federal, state, and local statutory and regulatory requirements related to air emissions and fuel efficiency, including rules established in 2011 and 2016 by National Highway Traffic Safety Administration and the EPA for stricter fuel efficiency standards for heavy trucks, described in detail in the "Regulation" section in Item 1 of Part I of Knight's Annual Report on Form 10-K for the year ended December 31, 2016. In order to reduce exhaust emissions and traffic congestion, some states and municipalities have restricted the locations and amount of time where diesel-powered tractors, such as ours, may idle or travel. These and other similar restrictions could cause us to alter our drivers' behavior and routes, purchase additional auxiliary or other on-board power units to replace or minimize engine power and idling, or experience decreases in productivity. Our tractors and trailers could also be adversely affected by related or similar legislative or regulatory actions in the future.

If we are unable to recruit, develop, and retain our key employees, our business, financial condition, and results of operations could be adversely affected.

We are highly dependent upon the services of certain key employees, including, but not limited to, our team of executive officers and service center or terminal managers. We believe our team of executive officers possesses valuable knowledge about the trucking industry and their knowledge of and relationships with our key customers and vendors would be difficult to replicate. We currently do not have employment agreements with any of our key employees or executive officers, and the loss of any of their services or inadequate succession planning could negatively impact our operations and future profitability.  Additionally, because of our regional operating strategy, we must continue to recruit, develop, and retain skilled and experienced service center or terminal managers. Failure to recruit, develop, and retain a core group of service center or terminal managers could have a materially adverse effect on our results of operations.

Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

With respect to our trucking services, difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors, in our truckload operations, and third-party capacity providers in our brokerage and logistics operations, could have a materially adverse effect on our growth and profitability.  The truckload transportation industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  Regulatory requirements, including those related to safety ratings, ELDs, hours-of-service changes, and drug and alcohol testing, could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers.  We have seen evidence that stricter hours-of-service regulations adopted by the DOT have tightened, and may continue to tighten, the market for eligible drivers, and the required implementation of ELDs expected in December 2017 may further tighten the market.  We believe the shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of drivers and may restrain our ability to engage a sufficient number of drivers and independent contractors; our inability to do so may negatively affect our operations. Further, the compensation we offer our drivers and independent contractor expenses are subject to market conditions. We have increased these rates in recent years and we may find it necessary to increase driver and independent contractor compensation in future periods.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Our independent contractors and third-party capacity providers are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.   In addition, we and many others suffer from a high turnover rate of drivers and independent contractors.  This high turnover rate requires us to continually recruit a substantial number of drivers and independent contractors in order to operate existing revenue equipment and maintain our independent contractor fleet. If we are unable to continue to attract and contract with drivers, independent contractors and third-party capacity providers, we could be forced to, among other things, limit our growth, decrease the number of our tractors in service, adjust our driver compensation package or independent contractor compensation, or pay higher rates to third-party capacity providers, which could adversely affect our profitability and results of operations if not offset by a corresponding increase in customer rates.

Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.

Although our only collective bargaining agreement exists at our Mexican subsidiary, Trans-Mex, we always face the risk that our employees will try to unionize. Congress, federal agencies, or one or more states could adopt legislation or regulations significantly affecting our business and our relationship with our employees, such as the previously proposed federal legislation referred to as the Employee Free Choice Act, that would substantially liberalize the procedures for union organizing. Any attempt to organize by our employees could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s new “speedy election” rule, it would be difficult to timely and effectively address any unionizing efforts.  If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations. If the independent contractors we contract with were ever re-classified as employees, the magnitude of this risk would increase.

In addition, the Department of Labor ("DOL") recently issued a final rule raising the minimum salary basis for executive, administrative, and professional exemptions from overtime payment.  The rule increases the minimum salary from the current amount of $23,660 to $47,476 and non-discretionary bonus, commission, and other incentive payments can be counted towards the minimum salary requirement.  The rule was scheduled to go into effect on December 1, 2016, but was enjoined by a federal district court in December 2016 and invalidated by the same court in August 2017.  If the district court's ruling is appealed by DOL and overturned by an appellate court, these changes could impact the way we classify certain positions and increase our payment of overtime wages, which may have a materially adverse impact on our financial and operational results.

In May 2015, the Supreme Court of the United States refused to grant certiorari to appellees in the United States Court of Appeals for the Ninth Circuit case, Dilts, et al. v. Penske Logistics, LLC, et al. Consequently, the Appeals Court decision stands, holding that California state wage and hour laws are not preempted by federal law. As a result, the trucking industry has been confronted with a patchwork of state and local laws, related to employee rest and meal breaks. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws. Both of these issues are adversely impacting us and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. In our individual capacity, as well as participating with industry trade organizations, we support and actively pursue legislative relief through Congress. Federal legislation has been proposed that would clarify the preemptive scope of federal transportation law and regulations, as originally contemplated by Congress. We believe enacting such legislation would eliminate much of the current wage and hour confusion along with lessening the burden on interstate commerce. However, the passage of such proposed federal legislation is uncertain. Existing state and local laws, as well as new laws adopted in the future, which are not preempted by federal law, may result in increased labor costs, driver turnover, reduced operational efficiencies, and amplified legal exposure.

If our independent contractor drivers are deemed by regulators or judicial process to be employees, our business, financial condition, and results of operations could be adversely affected.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties of companies who misclassify their employees as independent contractors and are found to have violated employees' overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states adopted initiatives to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractor drivers as employees would help states with these initiatives. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. In addition, carriers such as us that operate or have operated lease-purchase programs have been more susceptible to lawsuits seeking to reclassify independent contractors that have

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

engaged in such programs. If the independent contractor drivers we engage were determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, insurance, discrimination, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Furthermore, if independent contractors were deemed employees, then certain of our third-party revenue sources, including shop and insurance margins, would be eliminated.

We are party to class actions from time-to-time alleging violations of the Fair Labor Standards Act and other state and federal laws and seeking to reclassify independent contractors as employees. Adverse decisions on these or similar matters could adversely affect our results of operations and profitability, particularly if a decision results in exposure that exceeds our related accrual.

Our contractual agreements with independent contractors expose us to risks that we do not face with our company drivers.

Our financing subsidiaries offer financing to some of the independent contractors we contract with to purchase or lease tractors from us. If these independent contractors default or experience a lease termination in conjunction with these agreements and we cannot replace them, we may incur losses on amounts owed to us. Also, if liquidity constraints or other restrictions prevent us from providing financing to the independent contractors we contract with in the future, then we could experience a shortage of independent contractors.

Pursuant to our fuel reimbursement program with independent contractors, when fuel prices increase above a certain level, we share the cost with the independent contractors we contract with in order to mute the impact that increasing fuel prices may have on their business operations. A significant increase or rapid fluctuation in fuel prices could cause our reimbursement costs under this program to be higher than the revenue we receive from our customers under our fuel surcharge programs.

Independent contractors are third-party service providers, as compared to company drivers, who are employed by us. As independent business owners, the independent contractors we contract with may make business or personal decisions that conflict with our best interests. For example, if a load is unprofitable, route distance is too far from home, personal scheduling conflicts arise, or for other reasons, independent contractors may deny loads of freight from time-to-time. In these circumstances, we must be able to timely deliver the freight in order to maintain relationships with customers.

We depend on third-party capacity providers, and service instability from these transportation providers could increase our operating costs, reduce our ability to offer intermodal and brokerage services, and limit growth in our brokerage and logistics operations, which could adversely affect our revenue, results of operations, and customer relationships.

Our intermodal operations use railroads and some third-party drayage carriers to transport freight for our customers, and intermodal dependence on railroads could increase as intermodal services expand. In certain markets, rail service is limited to a few railroads or even a single railroad. Recently, many intermodal providers experienced poor service from providers of rail-based services. Our ability to provide intermodal services in certain traffic lanes would be reduced or eliminated if the railroads' services became unstable. Railroads with which we have, or in the future may have, contractual relationships could reduce their services in the future, which could increase the cost of the rail-based services we provide and could reduce the reliability, timeliness, efficiency, and overall attractiveness of our rail-based Intermodal services. Furthermore, railroads increase shipping rates as market conditions permit. Price increases could result in higher costs to our customers and reduce or eliminate our ability to offer intermodal services. In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, obtain multiple providers, or obtain railroad services at current cost levels, any of which could limit our ability to provide this service. Our intermodal operations could also be adversely affected by a work stoppage at one or more railroads or by adverse weather conditions or other factors that hinder the railroads’ ability to provide reliable service.

Our brokerage and logistics operations are dependent upon the services of third-party capacity providers, including other capacity providers. These third-party providers seek other freight opportunities and may require increased compensation in times of improved freight demand or tight trucking capacity. Our third-party capacity providers may also be affected by certain factors to which our drivers and independent contractors are subject, including, but not limited to, changing workforce demographics, alternative employment opportunities, varying freight market conditions, trucking industry regulations, and limited availability of equipment financing. Most of our third-party capacity provider transportation services contracts are cancelable on 30 days' notice or less. Our inability to secure the services of these third-parties, or increases in the prices we must pay to secure such services, could have an adverse effect on our operations and profitability to the extent we are not able to obtain corresponding customer rate increases.

If fuel prices increase significantly, our results of operations could be adversely affected.

Our truckload operations are dependent upon diesel fuel, and accordingly, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Prices and availability of petroleum products are subject to political, economic, geographic, weather-related, and market factors that are generally outside our control and each of which may lead to fluctuations in the cost of fuel. Fuel prices also are affected by the rising demand for fuel in developing countries, and could be materially adversely affected

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain.

We use a number of strategies to mitigate fuel expense, which is one of our largest operating expenses.  We purchase bulk fuel at many of our service centers and terminals and utilize a fuel optimizer to identify the most cost effective fuel centers to purchase fuel over-the-road.  We manage our fuel miles per gallon with a focus on reducing idle time, managing out-of-route miles, and improving the driving habits of our driving associates.  We also continue to update our fleet with more fuel efficient, EPA emission-compliant post-2014 model engines, and to install aerodynamic devices on our tractors and trailers, which lead to fuel efficiency improvements. Fuel also is subject to regional pricing differences and often costs more on the West Coast and in the Northeast, where we have significant operations. We use a fuel surcharge program to recapture a portion, but not all, of the increases in fuel prices over a base rate negotiated with our customers. Our fuel surcharge program does not protect us against the full effect of increases in fuel prices.  The terms of each customer's fuel surcharge agreements vary and customers may seek to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases. In addition, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. This could lead to fluctuations in our levels of reimbursement, which have occurred in the past. During periods of low freight volumes, shippers can use their negotiating leverage to impose less robust fuel surcharge policies. There is no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective. Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program. Increases in fuel prices, or a shortage or rationing of diesel fuel, could also materially and adversely affect our results of operations.

We have not historically used derivatives to mitigate volatility in our fuel costs, but we periodically evaluate the benefits of employing this strategy. As of September 30, 2017, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.

Difficulty in obtaining goods and services from our vendors and suppliers could adversely affect our business.

We are dependent upon our vendors and suppliers for certain products and materials. We believe that we have positive vendor and supplier relationships and are generally able to obtain favorable pricing and other terms from such parties. If we fail to maintain amenable relationships with our vendors and suppliers, or if our vendors and suppliers are unable to provide the products and materials we need or undergo financial hardship, we could experience difficulty in obtaining needed goods and services because of production interruptions, limited material availability, or other reasons. Subsequently, our business and operations could be adversely affected.

We are subject to certain risks arising from doing business in Mexico.

We have growing operations in Mexico, through our wholly owned subsidiary, Trans-Mex, which subjects us to general international business risks, including:

•	foreign currency fluctuation;

•	changes in Mexico's economic strength;

•	difficulties in enforcing contractual obligations and intellectual property rights;

•	burdens of complying with a wide variety of international and United States export, import, business procurement, transparency, and corruption laws, including the U.S. Foreign Corrupt Practices Act;

•	changes in trade agreements and United States-Mexico relations;

•	theft or vandalism of our revenue equipment; and

•	social, political, and economic instability.
In addition, if we are unable to maintain our Free and Secure Trade ("FAST"), Business Alliance for Secure Commerce ("BASC"), and Customs-Trade Partnership Against Terrorism ("C-TPAT") status, we may have significant border delays. This could cause our Mexican operations to be less efficient than those of competing capacity providers that have FAST, BASC, and C-TPAT status and operate in Mexico. We also face additional risks associated with our foreign operations, including restrictive trade policies and duties, taxes, or government royalties imposed by the Mexican government, to the extent not preempted by the terms of the North American Free Trade Agreement.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

We are dependent on management information and communications systems, and significant systems disruptions could adversely affect our business.

Our business depends on the efficient, stable, and uninterrupted operation of our management information and communications systems. Some of our key software, hardware systems, and infrastructure were developed internally or by adapting purchased software applications and hardware to suit our needs.  Our management information and communication systems are used in various aspects of our business, including but not limited to load planning and receiving, dispatch of drivers and third-party capacity providers, customer billing, producing productivity, financial and other reports, and other general functions and purposes. If any of our critical information or communications systems fail or become unavailable, we could have to perform certain functions manually, which could temporarily affect the efficiency and effectiveness of our operations. Our operations and those of our technology and communications service providers are vulnerable to interruption by natural disaster, fire, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses, malware, hacking, and other events beyond our control. More sophisticated and frequent cyber-attacks in recent years have also increased security risks associated with information technology systems. We maintain information security policies to protect our information, computer systems, and data from cyber security threats, breaches, and other such events. We currently maintain our primary computer hardware systems at Knight's and Swift's headquarters in Phoenix, Arizona, along with computer equipment at each of our service centers and terminals.  In an attempt to reduce the risk of disruption to our business operations should a disaster occur, we have redundant computer systems and networks and the capability to deploy these back-up systems from an off-site alternate location.  We believe that any such disruption would be minimal, moderate, or temporary. However, we cannot predict the likelihood or extent to which such alternate location or our information and communication systems would be affected. Our business and operations could be adversely affected in the event of a system failure, disruption, or security breach that causes a delay, interruption, or impairment of our services and operations.

We receive and transmit confidential data with and among our customers, drivers, vendors, employees, and service providers in the normal course of business. Despite our implementation of secure transmission techniques, internal data security measures, and monitoring tools, our information and communication systems are vulnerable to disruption of communications with our customers, drivers, vendors, employees, and service providers and access, viewing, misappropriation, altering, or deleting information in our systems, including customer, driver, vendor, employee, and service provider information and our proprietary business information. A security breach could damage our business operations and reputation and could cause us to incur costs associated with repairing our systems, increased security, customer notifications, lost operating revenue, litigation, regulatory action, and reputational damage.

We could determine that our goodwill and other indefinite-lived intangibles are impaired, thus recognizing a related loss.

As of September 30, 2017, we had goodwill of $3.0 billion and indefinite-lived intangible assets of $1.3 billion primarily from the 2017 Merger. We evaluate goodwill and indefinite-lived intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

If our investments in entities are not successful or decrease in market value, we may have to write off or lose the value of a portion or all of our investments, which could have a materially adverse effect on our results of operations.

We have invested, either directly or indirectly through one of our wholly owned subsidiaries, in certain entities that make privately negotiated equity investments, and Knight has in the past recorded impairment charges to reflect the other-than-temporary decreases in the fair value of its portfolio. If the financial position of any such entity declines, we could be required to write down all or part of our investment in that entity, which could have a materially adverse effect on our results of operations.

The market price of our common stock could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales also could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As of September 30, 2017, we have approximately 177.9 million outstanding shares of common stock, assuming no exercise of options outstanding as of the date of this report. All shares of common stock are freely tradable, except that any shares owned by "affiliates" (as that term is defined in Rule 144 under the Securities Act) may only be sold in compliance with the limitations described in Rule 144 under the Securities Act.

In addition, we have an aggregate of 3.0 million shares of common stock reserved for issuance under our equity incentive plans. Issuances of common stock to our directors, executive officers, and employees through exercise of stock options under our stock plans, or purchases by our executive officers and employees through our Employee Stock Purchase Plan, dilute a stockholder's interest in the Company.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

We may not pay dividends in the future.

Starting in December 2004, and in each consecutive quarter prior to the 2017 Merger, Knight paid a quarterly cash dividend. Prior to the 2017 Merger, Swift did not pay dividends. While it is expected we will pay a quarterly dividend, there is no assurance that we will declare or pay any future dividends or as to the amount or timing of those dividends, if any.

Jerry Moyes and certain of his family members and affiliated entities are significant stockholders and we face certain risks related to their significant ownership and related party transactions with Mr. Moyes.

As of September 30, 2017, Jerry Moyes, together with his family and related entities, beneficially own approximately 24% of our outstanding common stock. In addition, Mr. Moyes, together with his family and related entities, have pledged a significant portion of their holdings as collateral for loans and other obligations, including variable prepaid forward contracts, which arrangements could create conflicts of interest and adversely affect or increase volatility in the market price of our common stock. As one of our directors, Mr. Moyes is subject to our stock hedging and pledging policy, which restricts directors and executive officers from engaging in any future pledging or hedging transactions. However, Mr. Moyes, together with his family and related entities, is permitted, notwithstanding this policy, to (i) maintain existing hedging and pledging arrangements and (ii) when existing hedging and pledging arrangements become subject to renewal or replacement, hedge or pledge currently hedged or pledged shares and additional shares solely to the extent necessary to renew or replace those existing arrangements. The ability of Mr. Moyes, together with his family and related entities, to hedge and pledge additional shares in connection with any such renewal or replacement could result in the pledging or hedging of a material amount of additional shares. Our stock hedging and pledging policy requires approval of a majority of our directors to be modified. If Mr. Moyes, his family, or related entities were to sell or otherwise transfer all or a large percentage of their holdings (including under circumstances in which they settle these obligations with shares of our common stock or if they default under the pledging arrangements), the market price of our common stock could decline or be volatile.

Mr. Moyes has given personal guarantees to lenders to the various businesses and real estate investments in which he has an ownership interest and, in certain cases, the underlying loans are in default and are in the process of being restructured and/or settled. If Mr. Moyes is otherwise unable to settle or raise the necessary amount of proceeds to satisfy his obligations to such lenders, he may be subject to significant lawsuits and expose his shares of our common stock to creditors.

Mr. Moyes serves as a non-executive Senior Advisor to our Executive Chairman and our Vice Chairman. In this role, Mr. Moyes has access to our Executive Chairman and Vice Chairman, and is better positioned than other stockholders to express his views and opinions regarding our operations and strategic alternatives.

Mr. Moyes and certain of his family members and affiliated entities are contractually obligated to vote shares of our common stock that they hold in excess of 12.5% of our outstanding shares in the manner determined by a voting committee comprised of Mr. Moyes, Kevin Knight, and Gary Knight or their respective appointed successors. However, Mr. Moyes and certain of his family members and affiliated entities are entitled to vote all of their shares of our common stock on any stockholder vote taken to approve a sale of the Company. Consequently, their influence with respect to any such stockholder vote may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

We engage in various transactions with entities controlled by and/or affiliated with Mr. Moyes. Additionally, some entities controlled by Mr. Moyes and certain members of his family operate in the transportation industry, which may create conflicts of interest or require judgments that are disadvantageous to our stockholders in the event we compete for the same freight or other business opportunities. As a result, Mr. Moyes may have interests that conflict with our stockholders.

Additionally, our amended and restated certificate of incorporation contains provisions that specifically relate to prior approval of related party transactions with Mr. Moyes and certain Moyes-affiliated entities. However, we cannot assure that the policy or these provisions will be successful in eliminating conflicts of interest.

We may face business uncertainties related to the 2017 Merger that could adversely affect our businesses and operations.

Uncertainty about the effect of the 2017 Merger and integration of Knight's and Swift's businesses on employees, customers and drivers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate personnel for a period of time following the 2017 Merger, and could cause customers and others who formerly dealt with Knight and Swift separately to seek to change existing business relationships with us. Employee and driver retention may be challenging during the transition period, as employees and drivers may experience uncertainty about their future roles. If employees or drivers depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us, our business and results of operations could be adversely affected.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Efforts integrate Knight and Swift businesses may disrupt attention of our management from ongoing business operations.

We expect to continue to expend significant management resources to integrate Knight's and Swift's businesses. Management’s attention may be diverted away from our day-to-day operations, implementing initiatives to improve performance throughout the remainder of 2017 and into 2018, and execution of existing business plans in an effort to complete the combination. This diversion of management resources could disrupt our operations and may have an adverse effect on our business, financial conditions and results of operations.

We may fail to realize all of the anticipated benefits of the 2017 Merger or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating Knight’s and Swift’s businesses.

Our ability to realize the anticipated benefits of the 2017 Merger will depend, to a large extent, on our ability to operate the Knight and Swift businesses together in a manner that realizes anticipated synergies. In order to achieve these expected benefits, we must successfully operate the businesses of Knight and Swift without adversely affecting current revenues and investments in future growth. If we are unable to successfully achieve these objectives, the anticipated benefits of the 2017 Merger may not be realized fully or at all or may take longer to realize than expected.

In connection with the 2017 Merger, Knight and Swift prepared and considered internal financial forecasts for Knight and Swift. These financial projections included assumptions regarding future operating cash flows, expenditures, and income of Knight and Swift. These financial projections were not prepared with a view to public disclosure, are subject to significant economic, competitive, industry, and other uncertainties, and may not be achieved in full, at all, or within projected timeframes. The failure of Knight or Swift to achieve projected results could have a material adverse effect on the market price of our common stock, our financial position, and our ability to pay dividends in the future.

In addition, the continued operation of two independent businesses within one company is a complex, costly, and time-consuming process. As a result, we will be required to devote significant management attention and resources to coordinating their business practices and operations. This process may disrupt the businesses. The failure to meet the challenges involved in operating the two businesses within one company and to realize the anticipated benefits of the 2017 Merger could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. The integration of Knight’s and Swift’s businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships or other adverse reactions. The difficulties of combining the operations of the companies include, among others:

•	difficulties in integrating functions, personnel and systems;

•	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures, and compensation structures between the two companies;

•	difficulties in integrating the internal controls over financial reporting of Swift into our internal controls;

•	difficulties in assimilating drivers and employees and in attracting and retaining key personnel;

•	challenges in retaining existing customers and obtaining new customers;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combination;

•	difficulties in managing multiple brands under a significantly larger and more complex company;

•	contingent liabilities that are larger than expected; and

•	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the 2017 Merger.
Many of these factors are outside of our control and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the businesses of Knight and Swift are operated successfully within one company, the full benefits of the transaction may not be realized, including the synergies that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in operating the businesses of Knight and Swift. Additionally, given the timing of the 2017 Merger and the relative size of and complexity of Swift, we anticipate that our management's annual report on our internal control over financial reporting and our independent registered public accounting firm's attestation report on the effectiveness of our internal control over financial reporting for fiscal year ended December 31, 2017, will exclude Swift's internal controls over financial reporting. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the 2017 Merger and negatively impact the market price of our common stock. As a result, it cannot be assured that the combination of Knight and Swift will result in the realization of the full benefits anticipated from the 2017 Merger within the anticipated time frames, or at all.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

We may continue to incur direct and indirect costs as a result of the 2017 Merger.

We may continue to incur expenses in connection with and as a result of consummating the 2017 Merger and in connection with coordinating and, in certain cases, combining the businesses, operations, and policies and procedures of Knight and Swift. The expenses that may be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by Knight and Swift. These costs could adversely affect our financial condition and results of operations.

Litigation may adversely affect our business, financial condition, and results of operations.

Our business is subject to the risk of litigation by employees, independent contractors, customers, vendors, government agencies, stockholders, and other parties through private actions, class actions, administrative proceedings, regulatory actions, and other processes. Recently, trucking companies, including us, have been subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal breaks, rest periods, overtime eligibility, and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants.

The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant. Not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, or cause increases in future premiums, the resulting expenses could have a materially adverse effect on our business, results of operations, financial condition, or cash flows.

Seasonality and the impact of weather and other catastrophic events affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season.  Revenue can be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase because of harsh weather creating higher accident frequency, increased claims, and more equipment repairs, and fuel efficiency declines because of increased engine idling.  In addition, some of our customers demand additional capacity during the fourth quarter, which could limit our ability to take advantage of more attractive spot market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations. We may also suffer from weather-related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions.  These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2017 to July 31, 2017	—	$—	—	$62,881,000
August 1, 2017 to August 31, 2017	—	$—	—	$62,881,000
September 1, 2017 to September 30, 2017	—	$—	—	$62,881,000
Total	—	$—	—	$62,881,000
____________

(1)
Following the 2017 Merger, we adopted the existing Swift Repurchase Plan. As of September 30, 2017, approximately $62.9 million remained available under the Swift Repurchase Program to repurchase shares of our common stock. We did not repurchase any shares of our outstanding common stock during the nine-months ended September 30, 2017. See Note 20 to the condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for additional information with respect to our share repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

2.1*	Agreement and Plan of Merger, dated as of April 9, 2017, by and among Swift Transportation Company, Bishop Merger Sub, Inc., and Knight Transportation, Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on September 11, 2017

3.1	Second Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on September 11, 2017

3.2	By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.2 of Form 8-K filed on September 11, 2017

10.1
Credit Facility by and among the Company, the lenders thereto, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender, and Bank of America, N.A. and PNC Bank National Association as Co-Syndication Agents, dated September 29, 2017.
Filed herewith

10.2**	Knight Transportation, Inc. 2012 Equity Compensation Plan.	Incorporated by reference to Appendix A to Knight's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.

10.3**	Knight Transportation, Inc. Form of Restricted Stock Grant Agreement.	Incorporated by reference to Exhibit 10.4 to Knight's Report on Form 10-K for the period ended December 31, 2012

10.4**	Knight Transportation, Inc. Form of Stock Option Grant Agreement.	Incorporated by reference to Exhibit 10.5 to Knight's Report on Form 10-K for the period ended December 31, 2012

10.5**	Knight Transportation, Inc. Form of Restricted Stock Unit Grant Agreement.	Incorporated by reference to Exhibit 10.6 to Knight's Report on Form 10-K for the period ended December 31, 2012.

10.6**	Knight Transportation, Inc. Form of Director's Compensatory Restricted Stock Grant Agreement	Incorporated by reference to Exhibit 10.1 to Knight's Report on Form 10-Q for the period ended June 30, 2015

10.7**	Knight Transportation, Inc. Form of Performance Unit Officer Grant Agreement	Incorporated by reference to Exhibit 10.2 to Knight's Report on Form 10-Q for the period ended June 30, 2015

10.8**	Knight Transportation, Inc. Amended and Restated 2015 Omnibus Incentive Plan	Incorporated by reference to Exhibit 99.1 to Knight's Report on Form 8-K filed on April 29, 2015

10.9**	Knight Transportation, Inc. Amended and Restated 2003 Stock Option Plan	Incorporated by reference to Appendix B of Knight’s Definitive Proxy Statement on Schedule 14A, filed on December 1, 2005

10.10**	Second Amendment to Knight Transportation, Inc. Amended and Restated 2003 Stock Option Plan	Incorporated by reference to Knight's Definitive Proxy Statement on Schedule 14A filed April 11, 2008

10.11**	Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan	Incorporated by reference to Knight's Definitive Proxy Statement on Schedule 14A filed April 10, 2009

31.1
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer (principal executive officer).
Filed herewith

31.2
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer (principal financial officer).
Filed herewith

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer.	Furnished herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.
** Management contract or compensatory plan, contract, or arrangement

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	November 9, 2017	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	November 9, 2017	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant