Form 10-Q
period 2018-03-31
Knight-Swift Transportation Holdings Inc.
filed 2018-05-09
CIK 1492691

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
For the quarterly period ended March 31, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
There were 178,316,103 shares of the registrant's Class A Common Stock and 0 shares of the registrant's Class B Common Stock outstanding as of April 30, 2018.

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

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2015 RSA	Amended and Restated Receivables Sales Agreement, entered into in 2015 by Swift Receivables Company II, LLC with unrelated financial entities.
2017 Merger	See description of the 2017 Merger, included in Notes 1 and 4 of the footnotes to the condensed consolidated financial statements, within Part I, Item 1 of this Quarterly Report.
2017 Debt Agreement	The Company's Credit Agreement, entered into on September 29, 2017, consisting of the Revolver and Term Loan, which are defined below.
Abilene	Abilene Motor Express, Inc. and its related entities
Abilene Acquisition	See description of the Abilene Acquisition included in Notes 1 and 4 of the footnotes to the condensed consolidated financial statements, within Part I, Item 1 of this Quarterly Report.
Annual Report	Annual report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
FMCSA	Federal Motor Carrier Safety Administration
GAAP	United States Generally Accepted Accounting Principles
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries prior to the 2017 Merger
Knight Revolver	Revolving line of credit under Knight's 2013 Debt Agreement
NYSE	New York Stock Exchange
Quarterly Report	Quarterly Report on Form 10-Q
Revolver	Revolving line of credit under the 2017 Debt Agreement
SEC	United States Securities and Exchange Commission
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries prior to the 2017 Merger.
Term Loan	The Company's term loan under the 2017 Debt Agreement
US	The United States of America

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$79,184	$76,649
Cash and cash equivalents — restricted	55,616	73,657
Restricted investments, held to maturity, amortized cost	22,281	22,232
Trade receivables, net of allowance for doubtful accounts of $14,723 and $14,829, respectively	589,983	574,265
Equipment sales receivables	1,197	8,925
Notes receivable, net	4,059	4,742
Prepaid expenses	62,212	58,525
Assets held for sale	30,444	25,153
Income tax receivable	26,841	55,114
Other current assets	23,684	23,945
Total current assets	895,501	923,207
Property and equipment:
Revenue equipment	2,217,814	2,197,158
Land and land improvements	219,726	216,676
Buildings and building improvements	356,508	357,409
Furniture and fixtures	50,659	43,131
Shop and service equipment	23,221	22,864
Leasehold improvements	9,991	9,905
Total property and equipment	2,877,919	2,847,143
Less: accumulated depreciation and amortization	(532,056)	(462,922)
Property and equipment, net	2,345,863	2,384,221
Notes receivable, long-term	11,496	11,060
Goodwill	2,910,101	2,887,867
Intangible assets, net	1,453,395	1,440,903
Other long-term assets, restricted cash, and investments	39,730	36,184
Total assets	$7,656,086	$7,683,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$112,308	$119,867
Accrued payroll and purchased transportation	117,002	107,017
Accrued liabilities	187,859	186,076
Claims accruals – current portion	154,190	147,285
Long-term debt – current portion	441	30
Capital lease obligations – current portion	46,279	48,972
Dividend payable – current portion	277	303
Total current liabilities	618,356	609,550
Revolving line of credit	55,000	125,000
Long-term debt – less current portion	364,411	364,771
Capital lease obligations – less current portion	120,747	127,132
Accounts receivable securitization	280,000	305,000
Claims accruals – less current portion	212,804	206,144
Deferred tax liabilities	671,111	679,077
Long-term dividend payable and other long-term liabilities	24,465	26,398
Total liabilities	2,346,894	2,443,072
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Class A common stock, par value $0.01 per share; authorized 500,000 shares; 178,292 and 177,998 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,783	1,780
Class B common stock, par value $0.01 per share; Authorized 250,000 shares; none issued	—	—
Additional paid-in capital	4,225,661	4,219,214
Retained earnings	1,079,543	1,016,738
Total Knight-Swift stockholders' equity	5,306,987	5,237,732
Noncontrolling interest	2,205	2,638
Total stockholders’ equity	5,309,192	5,240,370
Total liabilities and stockholders’ equity	$7,656,086	$7,683,442

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended March 31,
	2018	2017
	(In thousands, except per share data)
Revenue:
Revenue before fuel surcharge	$1,124,172	$244,980
Fuel surcharge	146,960	26,202
Total revenue	1,271,132	271,182
Operating expenses:
Salaries, wages, and benefits	361,673	82,510
Fuel	144,816	35,232
Operations and maintenance	85,020	20,653
Insurance and claims	59,148	8,571
Operating taxes and licenses	23,150	4,431
Communications	5,292	1,186
Depreciation and amortization of property and equipment	93,863	29,557
Amortization of intangibles	10,509	125
Rental expense	52,875	1,323
Purchased transportation	324,283	58,625
Miscellaneous operating expenses	16,759	6,331
Total operating expenses	1,177,388	248,544
Operating income	93,744	22,638
Other (expenses) income:
Interest income	572	58
Interest expense	(6,764)	(82)
Other income, net	2,155	722
Other (expense) income, net	(4,037)	698
Income before income taxes	89,707	23,336
Income tax expense	18,975	8,230
Net income	70,732	15,106
Net income attributable to noncontrolling interest	(368)	(230)
Net income attributable to Knight-Swift	$70,364	$14,876

Earnings per share:
Basic	$0.39	$0.19
Diluted	$0.39	$0.18

Dividends declared per share:	$0.06	$0.06

Weighted average shares outstanding:
Basic	178,160	80,310
Diluted	179,241	81,255
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Transportation Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands)
Balances – December 31, 2017	177,998	$1,780	$4,219,214	$1,016,738	$5,237,732	$2,638	$5,240,370
Issuance of common stock to employees	285	3	4,087		4,090		4,090
Shares issued under employee stock purchase plan	9	—	371		371		371
Shares withheld – restricted stock unit settlement				(2,118)	(2,118)		(2,118)
Employee stock-based compensation expense			1,989		1,989		1,989
Cash dividends paid and dividends accrued				(10,742)	(10,742)		(10,742)
Net income attributable to Knight-Swift				70,364	70,364		70,364
Distribution to noncontrolling interest						(801)	(801)
Net income attributable to noncontrolling interest						368	368
Cumulative-effect adjustment from adopting ASC 606				5,301	5,301		5,301
Balances – March 31, 2018	178,292	$1,783	$4,225,661	$1,079,543	$5,306,987	$2,205	$5,309,192
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$70,732	$15,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	104,372	29,682
Amortization of debt issuance costs and other	163	—
Gain on sale of equipment	(7,096)	(807)
Deferred income taxes	(10,323)	2,909
Reduction of allowance for doubtful accounts and notes receivable	(1,691)	(61)
Stock-based compensation expense	1,989	1,419
Income from investment in Transportation Resource Partners	(813)	(776)
Transportation Resource Partners impairment	—	53
Increase (decrease) in cash resulting from changes in:
Trade and equipment sales receivables	22,285	14,600
Other current assets	747	(15)
Prepaid expenses	(2,324)	(995)
Income tax receivable	28,273	6,143
Other long-term assets	(1,413)	64
Accounts payable	(12,182)	(3,841)
Accrued liabilities and claims accrual	16,145	2,003
Net cash provided by operating activities	208,864	65,484
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	5,532	—
Purchases of held-to-maturity investments	(5,422)	—
Proceeds from sale of property and equipment, including assets held for sale	49,423	5,442
Purchases of property and equipment	(56,466)	(17,017)
Proceeds from notes receivable	1,372	641
Expenditures on assets held for sale	(6,474)	—
Payments received on equipment sale receivables	220	—
Return of Investment from Transportation Resource Partners	2,733	—
Cash proceeds from Transportation Resource Partners	—	5,315
Investment in Abilene, net of cash acquired	(101,569)	—
Net cash used in investing activities	(110,651)	(5,619)
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Quarter Ended March 31,
	2018	2017
	(In thousands)

Cash flows from financing activities:
Repayment of long-term debt and capital leases	(9,084)	—
Repayments on Knight Revolver, net	—	(18,000)
Repayments on Revolver, net	(70,000)	—
Repayment of accounts receivable securitization	(25,000)	—
Proceeds from common stock issued	4,461	2,094
Share withholding for taxes due on equity awards	(2,118)	(1,603)
Dividends paid	(10,983)	(5,091)
Cash distribution to noncontrolling interest holder	(801)	(488)
Net cash used in financing activities	(113,525)	(23,088)
Net (decrease) increase in cash, restricted cash, and equivalents	(15,312)	36,777
Cash, restricted cash, and equivalents at beginning of period	151,733	9,406
Cash, restricted cash, and equivalents at end of period	$136,421	$46,183

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$6,531	$84
Income taxes	(1,154)	(858)
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$6,604	$364
Financing provided to independent contractors for equipment sold	1,106	584
Transfers from property and equipment to assets held for sale	22,404	7,700
Net dividends accrued for restricted stock units	52	31
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Introduction and Basis of Presentation
Certain acronyms and terms used throughout this Quarterly Report are specific to the Company, commonly used in the trucking industry, or are otherwise frequently used throughout this document. Definitions for these acronyms and terms are provided in the "Glossary of Terms," available in the front of this document.
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. As of March 31, 2018, the Company's fleet of revenue equipment included 22,318 tractors (comprised of 18,182 company tractors and 4,136 independent contractor tractors), 71,590 trailers, and 9,121 intermodal containers. The Company's six reportable segments are Knight Trucking, Knight Logistics, Swift Truckload, Swift Dedicated, Swift Refrigerated, and Swift Intermodal.
2017 Merger
On September 8, 2017, the Company became Knight-Swift Transportation Holdings Inc. upon the effectiveness of the 2017 Merger. The Company accounted for the 2017 Merger using the acquisition method of accounting in accordance with GAAP. GAAP requires that either Knight or Swift is designated as the acquirer for accounting and financial reporting purposes ("Accounting Acquirer"). Based on the evidence available, Knight was designated as the Accounting Acquirer while Swift was the acquirer for legal purposes. For more information about the 2017 Merger refer to the Annual Report for the year ended December 31, 2017.
Abilene Acquisition
On March 16, 2018, the Company acquired all of the issued and outstanding equity interests of Abilene. Abilene's trucking and logistics businesses are included under the respective Knight segments. Please refer to Note 4 for more information about the Abilene Acquisition.
Basis of Presentation
The condensed consolidated financial statements and footnotes included in this Quarterly Report should be read in conjunction with the consolidated financial statements and footnotes included in Knight-Swift's Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial statements include the accounts of Knight-Swift Transportation Holdings Inc. and its subsidiaries. In management's opinion, these condensed consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair statement of the periods presented.
With respect to transactional/durational data, references to years, such as "2018" and "2017" pertain to calendar years. Similarly, references to quarters, such as "first", "second", "third", and "fourth" pertain to calendar quarters.
Note regarding comparability — Based on the structure of the 2017 Merger, the reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene and its subsidiaries on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's first quarter 2018 results and prior periods may not be meaningful.
Changes in Presentation
The Company's changes in presentation in the first quarter of 2018 were attributed to recently adopted accounting pronouncements. Refer to Note 2.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 2 — Recently Adopted Accounting Pronouncements
Revenue (ASC Topic 606): ASU 2014-09 — Revenue from Contracts with Customers
Summary of the Standard — In May 2014, the FASB issued ASU 2014-09, which established ASC Topic 606, Revenue from Contracts with Customers, and superseded the legacy revenue recognition requirements in ASC Topic 605. The core principle of the new standard is that companies should depict the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard provides a five-step analysis for companies to apply in determining the timing, method, and amount of revenue recognition to achieve the core principle. The amendments in ASU 2014-09 became effective for public companies for annual reporting periods beginning after December 15, 2017 (in accordance with ASU 2015-14, which deferred the original effective date of ASU 2014-09). Companies may apply the amendments in ASU 2014-09 using the modified retrospective approach or a full retrospective approach, with early adoption permitted.
Adoption Method and Approach — The Company adopted ASC Topic 606 on January 1, 2018 by applying the modified retrospective approach to contracts not yet completed as of January 1, 2018, resulting in a cumulative-effect adjustment to retained earnings. See "Cumulative-effect Adjustment," below. Comparative information related to periods prior to January 1, 2018 continues to be reported under the legacy guidance in ASC Topic 605.
Five-Step Analysis — Management applied the five-step analysis to the Company's four trucking segments (Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated), as well as its intermodal and logistics businesses. The Company's other streams of revenue within Swift's non-reportable segments (specifically its leasing and captive insurance subsidiaries) were determined to be out of the scope of ASC Topic 606.

•
Contract Identification — Management has identified that a legally enforceable contract with its customers is executed by both parties at the point of pickup at the shipper's location, as evidenced by the bill of lading. Although the Company may have master agreements with its customers, these master agreements only establish general terms. There is no financial obligation to the shipper until the load is tendered/accepted and the Company takes possession of the load.

•
Performance Obligations — The Company's only performance obligation is transportation services. The Company's delivery, accessorial, and dedicated operations truck capacity in its dedicated operations represent a bundle of services that are highly interdependent and have the same pattern of transfer to the customer. These services are not capable of being distinct from one another. For example, the Company generally would not provide accessorial services or truck capacity without providing delivery services.

•
Transaction Price — Depending on the contract, the total transaction price may consist of mileage revenue, fuel surcharge revenue, accessorial fees, truck capacity, and/or non-cash consideration. Non-cash consideration is measured by the estimated fair value of the non-cash consideration at contract inception. There is no significant financing component in the transaction price, as the Company's customers generally pay within the contractual payment terms of 30 to 60 days.

•	Allocating Transaction Price to Performance Obligations — The transaction price is entirely allocated to the only performance obligation: transportation services.

•
Revenue Recognition — The performance obligation of providing transportation services is satisfied over time. Accordingly, revenue is recognized over time. Management estimates the amount of revenue in transit at period end based on the number of days completed of the dispatch (which is generally one to three days for the trucking segments, but can be longer for intermodal operations). Management believes this to be a faithful depiction of the transfer of services because if a load is dispatched, but terminates mid-route and the load is picked up by another carrier, then that carrier would not need to re-perform the services for the days already traveled. Recognizing revenue over time is a change from the Company's past practice, under which revenue was recognized at the point in time that the freight was delivered. Due to this change, the timing of revenue recognition (as well as the related variable costs) between reportable periods will change, compared to revenue recognition under ASC Topic 605. However, the net impact on the Company's results of operations on the current reportable period is immaterial and is expected to continue to be immaterial in future reportable periods.

There was no change in management's determination that the Company acts as the principal (rather than the agent) with respect to revenue recognition under ASC Topic 606, compared to ASC Topic 605. Accordingly, the Company continues to recognize revenue on a gross basis, consistent with past practices.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Significant judgments involved in the Company's revenue recognition and corresponding accounts receivable balances include:
•Measuring in-transit revenue at period end (discussed above).

•
Estimating the allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on historical experience and any known trends or uncertainties related to customer billing and account collectability. Management reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts.

Practical Expedients — As permitted under ASU 2014-09 (and related ASUs), management employed the use of certain practical expedients in adopting ASC Topic 606, as follows:

•
The new guidance was only applied to those contracts that were not completed as of the date the Company adopted the new guidance, rather than to all revenue contracts because application of the practical expedient would not materially affect the Company's results.

•	The portfolio approach was applied in evaluating and accounting for contract costs, because application of the practical expedient would not materially affect the Company's results.

•	Remaining performance obligations are not disclosed, as the original expected duration of the contract is one year or less.

•	Incremental costs related to obtaining contracts are expensed as incurred, as they would otherwise be amortized over less than one year.
Revenue Disaggregation — In considering the level at which the Company should disaggregate revenues pertaining to contracts with customers, management determined that there are no significant differences between segments in how the nature, amount, timing, and uncertainty of revenue or cash flows are affected by economic factors. Additionally, management considered how and where the Company has communicated information about revenue for various purposes, including disclosures outside of the financial statements; how information is regularly reviewed by the Company's chief operating decision makers for evaluating financial performance of the Company's segments; among others. Based on these considerations, management determined that revenues should be disaggregated by reportable segment and the required quantitative and qualitative disclosures are included in Note 18.
Contract Balances — The $17.3 million and $17.0 million in-transit revenue balances are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets as of March 31, 2018 and January 1, 2018, respectively. The Company's contract liability balances as of March 31, 2018 and January 1, 2018 were immaterial.
Cumulative-effect Adjustment — The cumulative effect of changes made to the Company's consolidated opening balance sheet for the adoption of ASC Topic 606 is presented below.

	December 31, 2017	Opening Balance Adjustments	January 1, 2018
	(in thousands)
Assets
Trade receivables, net of allowance for doubtful accounts	$574,265	$16,992	$591,257

Liabilities
Accrued payroll and purchased transportation	$107,017	$9,720	$116,737
Accrued liabilities	186,076	201	186,277
Deferred tax liabilities	679,077	1,770	680,847

Equity
Retained earnings	$1,016,738	$5,301	$1,022,039

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Current Period Impact of Adoption — The required quantitative disclosures regarding the current period impact of adopting ASC Topic 606 on the condensed consolidated income statement and balance sheet are presented below. The effect of change amounts are entirely attributed to the in-transit accrual from the Company recognizing revenue over time under ASC Topic 606, compared to recognizing revenue at a point in time under ASC Topic 605.

	Quarter Ended March 31, 2018
Income Statement	As Reported Under ASC 606	If Reported Under ASC 605	Effect of Change to ASC 606
	(in thousands)
Revenue
Revenue before fuel surcharge	$1,124,172	$1,124,155	$17
Fuel surcharge revenue	146,960	146,670	290
Impact on total revenue			307

Operating Expenses
Salaries, wages, and benefits	$361,673	$361,630	$43
Operations and maintenance	85,020	85,020	—
Purchased transportation	324,283	324,315	(32)
Impact on total operating expenses			11

Other Expenses
Income tax expense	$18,975	$18,916	$59
Impact on net income attributable to Knight-Swift			$237

	March 31, 2018
Balance Sheet	As Reported Under ASC 606	If Reported Under ASC 605	Effect of Change to ASC 606
	(in thousands)
Assets
Trade receivables, net of allowance for doubtful accounts	$589,983	$572,684	$17,299

Liabilities
Accrued payroll and purchased transportation	$117,002	$107,271	$9,731
Accrued liabilities	187,859	187,658	201
Deferred tax liabilities	671,111	669,282	1,829

Equity
Retained earnings	$1,079,543	$1,074,005	$5,538
The Company's adoption of ASC Topic 606 did not materially affect basic earnings per share, diluted earnings per share, or cash flows from operations.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Cash (ASC Topic 230): ASU 2016-18 — Restricted Cash and ASU 2016-15 — Classification of Certain Cash Receipts and Cash Payments
Summary of the Standards — The FASB issued ASU 2016-18, Restricted Cash, in November 2016. The amendments in ASU 2016-18 require that a statement of cash flows explains the change during the reporting period in the total of cash, cash equivalents, including restricted cash and restricted cash equivalents. As such, restricted cash and restricted cash equivalents amounts should be included in the beginning and ending cash balances in the reconciliation at the bottom of the statement of cash flows.
The FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, in August 2016. This ASU has several amendments, which are designed to reduce existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU addresses eight specific cash flow issues: 1) debt prepayment or extinguishment costs, 2) settlement of zero-coupon debt instruments, 3) contingent consideration payments made after a business combination, 4) proceeds from settlement of insurance claims, 5) proceeds from settlement of corporate-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle.
Adoption Method and Approach — For public companies, the amendments in these ASUs became effective for annual reporting periods beginning after December 15, 2017. The retrospective transition method is required, with prior periods adjusted to align with the current period presentation. Early adoption was permitted; however, the Company adopted the amendments in these ASUs in the first quarter of 2018.

Impact of Adoption — The table below summarizes the impact on the statement of cash flows of adopting ASU 2016-18, including changes made to the statement of cash flows captions. As allowed by the amendments in ASU 2016-15, the Company elected to apply the "Nature of Distribution" approach to classifying cash flows from its equity method investments in Transportation Resource Partners. However, retrospectively applying this approach did not change the presentation of the first quarter 2017 statement of cash flows. There were no other cash flow issues in ASU 2016-15 that impacted the Company's statement of cash flows presentation.

	Quarter Ended March 31, 2017
	As Reported	Reclassification Adjustments	Adjusted
	(in thousands)
Change in restricted cash and investments	$(21)	$21	$—
Net cash used in investing activities	(5,640)	21	(5,619)

Net increase in cash, restricted cash, and equivalents	$36,756	$21	$36,777
Cash, restricted cash, and equivalents at beginning of period	8,021	1,385	9,406
Cash, restricted cash, and equivalents at end of period	$44,777	$1,406	$46,183

Reconciliation of Cash, Restricted Cash, and Equivalents — The following table reconciles cash, restricted cash, and equivalents per the condensed consolidated statements of cash flows to the condensed consolidated balance sheets.

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
	(In thousands)
Balance Sheets
Cash and cash equivalents	$79,184	$76,649	$44,777	$8,021
Cash and cash equivalents – restricted (1)	55,616	73,657	—	—
Other long-term assets, restricted cash, and investments (1)	1,621	1,427	1,406	1,385
Statement of Cash Flows
Cash, restricted cash, and equivalents	$136,421	$151,733	$46,183	$9,406

(1)	Amounts are primarily restricted for claims payments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Income Taxes (ASC Topic 740): ASU 2018-05 —Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118
Summary of the Standard — The FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, in March 2018. ASU 2018-05 provides clarification to address uncertainty or diversity in views about the application of ASC Topic 740 in the period of enactment.
Current Period Impact of Adoption — During the first quarter of 2018, the Company had not updated any estimated provisional amounts previously reported and is still evaluating the impact of the Tax Cuts and Jobs Act. Management will continue to assess its provision for income taxes as future guidance is issued but does not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outline in Staff Accounting Bulletin No. 118.
Other ASUs
There were various other ASUs that became effective in the first quarter of 2018, which did not have a material impact on the Company's results of operations, financial position, cash flows, or disclosures.

Note 3 — Recently Issued Accounting Pronouncements, Not Yet Adopted

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
January 2018	2018-01: Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842
This update permits entities to elect the option to exclude land easements which were not previously recorded as leases from the evaluation related to the adoption of ASC Topic 842. The amendments in this update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.
			January 2019, Modified retrospective	Not yet known nor reasonably estimable
February 2018	2018-03: Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This update amends ASU 2016-01 for the following issues 1) discontinuation of equity securities without a readily determinable fair value, 2) adjustments to equity securities without a readily determinable fair value, 3) forward contracts and purchased options, 4) presentation requirements for certain fair value option liabilities, 5) fair value option liabilities denominated in a foreign currency, and 6) transition guidance for equity securities without a readily determinable fair value. For public companies with fiscal years beginning between December 15, 2017 and June 15, 2018, the amendments in this ASU may be adopted starting with the interim period beginning after June 15, 2018. Early adoption is permitted.
			July 2018	Not yet known nor reasonably estimable

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 4 — Merger and Acquisition
2017 Merger
Information about the accounting treatment of the 2017 Merger including details of the transaction, determination of the total fair value consideration, and allocation of the purchase price, are included in the Company's Annual Report for the year ended December 31, 2017.
The purchase price allocation for the 2017 Merger is open for adjustments and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, pending the finalization of certain identified contingent liabilities and the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed and assessment of other tax related items. Management expects that, as more information is obtained, the purchase price allocation may change. Any future adjustments to the purchase price allocation, including changes within identifiable intangible assets or estimation uncertainty impacted by market conditions, may impact future net earnings. The purchase price allocation adjustments can be made through the end of the measurement period, which is not to exceed one year from the acquisition date.
Abilene Acquisition
On March 16, 2018, the Company purchased 100.0% of the equity interests of Abilene. Abilene is a diversified truckload carrier located in Richmond, Virginia operating throughout the US and Canada.
The total consideration of $103.2 million consisted of approximately $80.4 million in cash consideration to the sellers, plus approximately $22.8 million for debt payoffs. The Company funded the Abilene Acquisition through cash-on-hand and borrowing on the Revolver on the date of the transaction. At closing, $7.0 million of the purchase price was placed in escrow to secure the sellers' indemnification obligations and an additional $4.5 million of the purchase price was placed in escrow in respect of certain tax obligations of the sellers. The purchase price remains subject to further adjustments, including a post-closing true-up.
The equity purchase agreement included an election under the Internal Revenue Code Section 338(h)(10). Accordingly, the book and tax basis of the acquired assets and liabilities are the same as of the purchase date. The equity purchase agreement contains customary representations, warranties, covenants, and indemnification provisions.
The results of the acquired business have been included in the condensed consolidated financial statements since the date of acquisition and represent 1.4% of consolidated total assets as of March 31, 2018, 0.3% of total revenue, and 0.1% of net income for the quarter ended March 31, 2018. The Company recorded approximately $0.2 million of acquisition-related expenses, which are included within "Miscellaneous operating expenses" in the condensed consolidated income statement for the quarter ended March 31, 2018.
The goodwill recognized represents expected synergies from combining the operations of Abilene with the Company, including enhanced service offerings and sharing best practices in terms of driver recruiting and retention, as well as other intangible assets that did not meet the criteria for separate recognition. The goodwill is expected to be deductible for tax purposes.
The purchase price allocation for the Abilene Acquisition is preliminary and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, pending the completion of valuation of acquired tangible assets, an independent valuation of certain acquired intangible assets, assessment of lease agreements, assessment of certain liabilities, the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed, and assessment of other tax related items. As the Company obtains more information, the preliminary purchase price allocation disclosed below is subject to change. Any future adjustments to the preliminary purchase price allocation, including changes within identifiable intangible assets or estimation uncertainty impacted by market conditions, may impact future net earnings. The purchase price allocation adjustments can be made through the end of the measurement period, which is not to exceed one year from the acquisition date.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The assets and liabilities associated with Abilene were recorded at their fair values as of the acquisition date and the amounts are as follows:

March 16, 2018
(in thousands)
Fair value of the consideration transferred	$103,223

Cash	$1,654
Trade receivables	11,745
Other assets	7,785
Property and equipment	41,403
Identifiable intangible assets (1)	23,000
Total assets	85,587

Accounts payable	1,959
Accrued liabilities	2,419
Claims accruals	230
Total liabilities	4,608

Goodwill	$22,244

(1)	Includes a $17.7 million customer relationship and a $5.3 million trade name.
Consolidated Pro Forma Information
The following unaudited pro forma information combines the historical operations of Knight, Swift, and Abilene giving effect to the 2017 Merger, Abilene Acquisition, and related transactions as if they had been consummated on January 1, 2017, the beginning of the comparative period presented.

	Quarter Ended
	March 31, 2018	March 31, 2017
	(in thousands, except per share data)
Total revenue	$1,290,813	$1,256,637
Net income attributable to Knight-Swift	$70,890	$17,561
Earnings per share – diluted	$0.40	$0.10

The unaudited pro forma condensed combined financial information has been presented for comparative purposes only and includes certain adjustments such as recognition of assets acquired at estimated fair values and related depreciation and amortization, elimination of transaction costs incurred by Knight, Swift, and Abilene during the periods presented that were directly related to the 2017 Merger and the Abilene Acquisition, and related income tax effects of these items. As a result of the 2017 Merger, Knight and Swift incurred certain merger-related expenses, including professional legal and advisory fees, acceleration of share-based compensation, bonus incentives, severance payments, filing fees, and other miscellaneous expenses. These merger-related expenses for both Knight and Swift totaled $3.2 million during the quarter ended March 31, 2017 and are eliminated from presentation of the unaudited pro forma net income presented above. As a result of the Abilene Acquisition, Knight incurred certain acquisition-related expenses totaling $0.2 million during the quarter ended March 31, 2018 that are eliminated from presentation of the unaudited pro forma net income presented above.
The unaudited pro forma condensed combined financial information does not purport to represent the actual results of operations that Knight, Swift, and Abilene would have achieved had the companies been combined during the periods presented in the unaudited pro forma condensed combined financial statements and is not intended to project the future results of operations that the combined company may achieve after the identified transactions. The unaudited pro forma condensed combined financial information does not reflect any cost savings that may be realized as a result of the 2017 Merger and Abilene Acquisition and also does not reflect any restructuring or integration-related costs to achieve those potential cost savings.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Restricted Investments
The following tables present the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments:

	March 31, 2018
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
United States corporate securities	$15,982	$—	$(32)	$15,950
Municipal bonds	5,019	—	(7)	5,012
Negotiable certificate of deposits	1,280	—	—	1,280
Restricted investments, held to maturity	$22,281	$—	$(39)	$22,242

	December 31, 2017
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
United States corporate securities	$15,982	$—	$(14)	$15,968
Municipal bonds	4,970	—	(10)	4,960
Negotiable certificate of deposits	1,280	—	—	1,280
Restricted investments, held to maturity	$22,232	$—	$(24)	$22,208

As of March 31, 2018, the contractual maturities of the restricted investments were one year or less. There were 38 securities and 32 securities that were in an unrealized loss position for less than twelve months as of March 31, 2018 and December 31, 2017, respectively. The Company did not recognize any impairment losses for the quarter ended March 31, 2018.
Refer to Note 16 for additional information regarding fair value measurements of restricted investments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Transportation Resource Partners
From 2003 through 2016, Knight entered into partnership agreements with entities that make privately-negotiated equity investments, including Transportation Resource Partners ("TRP"), Transportation Resource Partners III, LP ("TRP III"), TRP Capital Partners, LP ("TRP IV"), TRP CoInvest Partners, (NTI) I, LP ("TRP Coinvestment NTI"), and TRP CoInvest Partners, (QLS) I, LP ("TRP Coinvestment QLS"). In these agreements, Knight committed to invest in return for an ownership percentage.
The following table presents ownership and commitment information for Knight's investments in TRP partnerships:

	Knight's Ownership Interest (4)	Total Commitment (All Partners)	Knight's Contracted Commitment	Knight's Remaining Commitment
	(Dollars in thousands)
As of March 31, 2018
TRP – cost method investment	2.3%	$260,000	$5,500	$—
TRP III – equity method investment (1)	6.1%	$245,000	$15,000	$1,749
TRP IV – cost method investment (2)	4.2%	$116,000	$4,900	$2,074
TRP Coinvestment NTI – equity method investment (3)	8.3%	$120,000	$10,000	$—
TRP Coinvestment QLS – equity method investment (3)	25.0%	$39,000	$9,735	$—

(1)
Knight's ownership interest in TRP III was 4.8% at December 31, 2017. Regarding Knight's remaining commitment, management anticipates that the following amounts will be due: $0.9 million in the remainder of 2018 and $0.8 million from 2019 through 2020.

(2)
Knight's ownership interest in TRP IV was 4.1% at December 31, 2017. Regarding Knight's remaining commitment, management anticipates that the following amounts will be due: $1.3 million in the remainder of 2018, $0.5 million from 2019 through 2020, $0.2 million from 2021 through 2022, and $0.1 million from 2023 through 2024.

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

(4)	Knight's share of the results is included within "Other Income" in the condensed consolidated income statements.
Net investment balances included in "Other long-term assets, restricted cash, and investments" in the condensed consolidated balance sheets were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
TRP – cost method investment	$211	$211
TRP III – equity method investment	2,132	1,973
TRP IV – cost method investment	2,340	2,577
TRP Coinvestment NTI – equity method investment	6,121	7,579
TRP Coinvestment QLS – equity method investment	7,671	8,054
	$18,475	$20,394

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Assets Held for Sale
As of March 31, 2018 and December 31, 2017, assets held for sale are carried at the lower of depreciated cost or estimated fair value, less expected selling costs when the required criteria, as defined by ASC Topic 360, Property, Plant, and Equipment, are satisfied. Depreciation ceases on the date that the held for sale criteria are met. The Company expects to sell these assets within the next twelve months. Revenue equipment held for sale totaled $30.4 million and $25.2 million as of March 31, 2018 and December 31, 2017, respectively. Gain on disposals of property and equipment, included in "Miscellaneous operating expenses" in the condensed consolidated income statements were $7.1 million and $0.8 million, respectively.
The Company had no land or facilities classified as held for sale as of March 31, 2018 or December 31, 2017. During the quarters ended March 31, 2018 and March 31, 2017, the Company sold no operating properties classified as held for sale. Accordingly, there was no gain or loss on disposal of properties recognized.
The Company did not recognize any impairment losses related to assets held for sale during the quarter ended March 31, 2018 or 2017.

Note 8 — Goodwill and Other Intangible Assets
The changes in the carrying amounts of goodwill were as follows:

March 31, 2018
(In thousands)
Goodwill at beginning of period	$2,887,867
Amortization relating to deferred tax assets	(10)
Goodwill related to Abilene Acquisition	22,244
Goodwill at end of period	$2,910,101

The following presents the components of goodwill by segment:

	March 31, 2018	December 31, 2017
	Net Carrying Amount (1)	Net Carrying Amount (1)
		(In thousands)
Swift – Truckload	$1,150,012	$1,150,012
Swift – Dedicated	779,335	779,335
Swift – Refrigerated	650,613	650,613
Swift – Intermodal	175,594	175,594
Swift – Non-reportable	85,292	85,292
Knight – Trucking (2)	69,255	47,021
Goodwill	$2,910,101	$2,887,867

(1)
Except for the net accumulated amortization related to deferred tax assets in the Knight Trucking segment, the net carrying amount and gross carrying amount are equal since there are no accumulated impairment losses.

(2)	The $22.2 million increase in the Knight Trucking segment's net carrying amount of goodwill is attributed to the Abilene Acquisition.
There were no goodwill impairments recorded during the quarters ended March 31, 2018 or 2017.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Other intangible asset balances were as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Customer relationships and non-compete:
Gross carrying amount	$837,900	$820,200
Accumulated amortization	(25,005)	(14,497)
Customer relationships and non-compete, net	$812,895	$805,703
Trade names:
Gross carrying amount	640,500	635,200
Intangible assets, net	$1,453,395	$1,440,903

The following table presents amortization of intangible assets related to the 2017 Merger and other intangible assets:

	Quarter Ended March 31,
	2018	2017
	(In thousands)
Amortization of intangible assets related to the 2017 Merger	$10,344	$—
Amortization related to other intangible assets	165	125
Amortization of intangibles	$10,509	$125

Identifiable intangible assets subject to amortization have been recorded at fair value. Intangible assets related to acquisitions prior to the 2017 Merger are amortized over a weighted-average amortization period of 7.6 years. The Company's customer relationship intangible assets related to the 2017 Merger are being amortized over a weighted average amortization period of 19.9 years. The Company's customer relationship intangible assets related to the Abilene Acquisition are being amortized over a weighted average amortization period of 20.0 years.
As of March 31, 2018, management anticipates that the composition and amount of amortization associated with intangible assets will be $32.1 million for the remainder of 2018, $42.7 million for each of the years 2019 through 2021, and $42.6 million in 2022. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 9 — Income Taxes
Effective Tax Rate — The quarter ended March 31, 2018 and March 31, 2017 effective tax rates were 21.2% and 35.3%, respectively. The decrease was primarily a result of the Tax Cuts and Jobs Act of 2017. The Company recognized discrete items relating to stock compensation deductions and a favorable audit settlement of nondeductible penalties during the quarter ended March 31, 2018. The Company also recognized stock compensation deductions as a discrete item during the quarter ended March 31, 2017.
Valuation Allowance — The Company has not established a valuation allowance as it has been determined that, based upon available evidence, a valuation allowance is not required. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. All other deferred tax assets are expected to be realized and utilized by continued profitability in future periods.
Unrecognized Tax Benefits — The Company believes it is reasonably possible that a decrease of up to $0.7 million in unrecognized tax benefits related to federal tax credit claims for refunds may be necessary within the coming year due to a potential settlement of the claims with the relevant taxing authority.
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits as of March 31, 2018 and December 31, 2017 were approximately $0.5 million and $0.3 million, respectively.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by various state jurisdictions for tax years ranging from 2011 through 2016. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2012 remain subject to examination.

Note 10 — Accounts Receivable Securitization
The 2015 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets. Based on eligible receivables at March 31, 2018, the Company's borrowing base for the 2015 RSA was $281.9 million, while outstanding borrowings included in "Accounts receivable securitization" in the condensed consolidated balance sheets were $280.0 million. As of March 31, 2018, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
As of March 31, 2018 and December 31, 2017, interest accrued on the 2015 RSA's aggregate principal balance at a rate of 2.4% and 2.1%, respectively. Program fees and unused commitment fees are recorded in "Interest expense" in the condensed consolidated income statements. The Company incurred program fees of $2.0 million related to the 2015 RSA during the quarter ended March 31, 2018.
The 2015 RSA is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. The Company was in compliance with these covenants as of March 31, 2018. Collections on the underlying receivables by the Company are held for the benefit of Swift Receivables Company II, LLC and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
Refer to Note 16 for information regarding the fair value of the 2015 RSA.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 11 — Debt and Financing
Other than the Company's accounts receivable securitization, as discussed in Note 10, the Company's long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Term Loan, due October 2020, net of $589 and $645 of deferred loan costs (1) (2)	$364,411	$364,355
Other	441	446
Total long-term debt, including current portion	364,852	364,801
Less: current portion of long-term debt	(441)	(30)
Long-term debt, less current portion	$364,411	$364,771

	March 31, 2018	December 31, 2017
	(In thousands)
Total long-term debt, including current portion	$364,852	$364,801
Revolver, due October 2022 (1) (3) (4)	55,000	125,000
Long-term debt, including revolving line of credit	$419,852	$489,801

(1)	Refer to Note 16 for information regarding the fair value of long-term debt.

(2)	As of March 31, 2018 and December 31, 2017, interest accrued on the Term Loan at 2.88% and 2.69%, respectively.

(3)
As of March 31, 2018 and December 31, 2017, interest accrued on the Revolver at 2.81% and 2.69%, respectively. The commitment fee for the unused portion of the Revolver is based on the Company's consolidated leverage ratio and ranges from 0.07% to 0.20%. As of March 31, 2018 and December 31, 2017, commitment fees on the unused portion of the Revolver accrued at 0.10% and 0.13%, respectively.

(4)
The Company also had outstanding letters of credit under the Revolver of $115.2 million and $122.3 million at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, letter of credit fees accrued at 1.00% and 1.13%, respectively. These letters of credit are maintained for the benefit of regulatory authorities, insurance companies, and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to the Company's automobile, workers' compensation, and general insurance liabilities.

Note 12 — Purchase Commitments
As of March 31, 2018, the Company had outstanding commitments to acquire revenue equipment in 2018 of $669.7 million ($618.6 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, capital leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of March 31, 2018, the Company had outstanding purchase commitments to acquire facilities and non-revenue equipment in the remainder 2018 of $9.1 million, in 2019 and 2020 of $3.3 million, and none thereafter.
Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 13 — Contingencies and Legal Proceedings
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
The Company has made accruals with respect to its legal matters where appropriate, which are reflected in the condensed consolidated financial statements. The Company has recorded an aggregate accrual of approximately $120.4 million relating to the Company's outstanding legal proceedings as of March 31, 2018.
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

EMPLOYEE COMPENSATION AND PAY PRACTICES MATTERS
Washington Overtime Class Actions
The plaintiffs allege one or more of the following, pertaining to Washington state-based driving associates: that Swift 1) failed to pay minimum wage; 2) failed to pay overtime; 3) failed to pay all wages due at established pay periods; 4) failed to provide proper meal and rest periods; 5) failed to provide accurate wage statements; and 6) unlawfully deducted from employee wages. The plaintiffs seek unpaid wages, exemplary damages, interest, other costs, and attorneys' fees.

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Troy Slack (1)	Swift Transportation Company of Arizona, LLC and Swift Transportation Corporation	September 9, 2011	United States District Court for the Western District of Washington
Recent Developments and Current Status
On August 29, 2017, the parties in the Slack case reached a settlement. The parties are currently disputing the scope of the settlement release. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued.

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
Recent Developments and Current Status
In January 2017, the district court issued an order finding that the plaintiffs had signed contracts of employment and thus the case could properly proceed in court, instead of arbitration. Swift has appealed this decision to the Ninth Circuit and the parties have discussed settlement. Based on the above, the likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

INDEPENDENT CONTRACTOR MATTERS
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
Recent Developments and Current Status
In October 2016, the arbitrator ruled that approximately 1,300 Central Refrigerated Service, Inc. drivers should have been classified as employees, not independent contractors. The arbitrator ruled that damages could ultimately be assessed in a collective proceeding and denied Swift's motion to decertify the collective proceeding. On April 14, 2017, the parties reached a settlement of the matter. On April 3, 2018, the Court granted final approval of the settlement. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued.

(1)	Individually and on behalf of all others similarly situated.
Self Insurance
The Company is insured against auto liability ("AL") claims under a primary self-insured retention ("SIR") policy. Knight's AL claims have SIRs ranging from $1.0 million to $3.0 million per occurrence and in some years, depending on the applicable policy year, Knight has been responsible for aggregate losses up to $1.5 million within the primary AL layer.
For the policy period March 1, 2018 to March 1, 2019, the Knight SIR is $1.0 million, subject to an annual aggregate limit. For the policy period March 1, 2017 to March 1, 2018, the Knight SIR was $1.0 million, subject to an annual aggregate limit. For the policy period March 1, 2016 to March 1, 2017, the Knight SIR was $2.5 million with no additional aggregate limits or deductibles within the primary AL policy. The Company secured excess liability coverage up to $130.0 million per occurrence for the Knight policy periods March 1, 2018 to March 1, 2019, March 1, 2017 to March 1, 2018, and March 1, 2016 to March 1, 2017. Knight also carries a $2.5 million aggregate deductible for any loss or losses within the excess coverage layer. Swift AL claims have $250.0 million of coverage per occurrence ($350.0 million aggregated limits through October 31, 2016), subject to a $10.0 million SIR per-occurrence.
The Company is self-insured for workers' compensation coverage. The Knight self-retention level has a maximum of $1.0 million per occurrence. Swift maintains statutory coverage limits, subject to a $5.0 million SIR for each accident or disease. Additionally, through Knight, the Company maintains primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $0.2 million per claimant. Since January 1, 2015, Swift has been fully insured on its medical benefits, subject to contributed premiums.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Stock-based Compensation
Stock-based Compensation Expense
Stock-based compensation expense, net of forfeitures, which is included in "Salaries, wages, and benefits" in the condensed consolidated income statements is comprised of the following:

	Quarter Ended March 31,
	2018	2017
	(In thousands)
Stock options	$462	$347
Restricted stock units and restricted stock awards	1,422	1,072
Performance units	105	—
Stock-based compensation expense – equity awards	1,989	1,419
Stock-based compensation expense – liability awards (1)	275	—
Total stock-based compensation expense, net of forfeitures	2,264	1,419
Income tax benefit	$558	$544

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

Unrecognized Stock-based Compensation Expense
The following table presents the total unrecognized stock-based compensation expense and the expected weighted average period over which these expenses will be recognized:

	March 31, 2018
	Expense	Weighted Average Period
	(In thousands)	(In years)
Equity awards – Stock options	$3,394	1.7
Equity awards – Restricted stock units and restricted stock awards	17,132	2.2
Equity awards – Performance units	1,198	2.8
Liability awards – Restricted stock units and performance units	3,096	2.5
Total unrecognized stock-based compensation expense	$24,820	2.2

Stock Options
The following table summarizes stock option exercise information:

Stock option exercises	Quarter Ended March 31,
	2018	2017
	(In thousands, except share data)
Number of stock options exercised	209,420	94,730
Intrinsic value of stock options exercised (1)	$5,845	$994
Cash received upon exercise of stock options	$4,090	$2,094
Income tax benefit	$1,288	$381

(1)	The intrinsic value of stock options exercised was computed using the closing share price on March 29, 2018 of $46.01 and on March 31, 2017 of $31.35, as applicable.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 15 — Weighted Average Shares Outstanding
Basic and diluted earnings per share, as presented in the condensed consolidated income statements, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended March 31,
	2018	2017
	(In thousands)
Basic weighted average common shares outstanding	178,160	80,310
Dilutive effect of equity awards	1,081	945
Diluted weighted average common shares outstanding	179,241	81,255
Anti-dilutive shares excluded from diluted earnings per share (1)	91	235

(1)
Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of Knight-Swift's Class A Common Stock for the quarter ended March 31, 2018 and Knight's Common Stock for the quarter ended March 31, 2017.

Note 16 — Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of March 31, 2018 and December 31, 2017, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments:

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Restricted investments (1)	$22,281	$22,242	$22,232	$22,208
Money market funds (2)	1,621	1,621	1,427	1,427
Debt securities – municipal securities (2)	1,705	1,705	1,887	1,887
Financial Liabilities:
Term Loan, due October 2020 (3)	364,411	365,000	364,355	365,000
2015 RSA, due January 2019	280,000	280,000	305,000	305,000
Revolver, due October 2022	55,000	55,000	125,000	125,000

The carrying amounts of the financial instruments shown in the table are included in the condensed consolidated balance sheets, as follows:

(1)	Restricted investments are included in "Restricted investments, held to maturity, amortized cost."

(2)	These instruments are trading securities and are included within "Other long-term assets, restricted cash, and investments."

(3)
The Term Loan is included in "Long-term debt, less current portion." The carrying value is net of $0.6 million and $0.6 million deferred loan costs as of March 31, 2018 and December 31, 2017, respectively.

The estimated fair values of the financial instruments shown in the above table as of March 31, 2018 and December 31, 2017, represent management's best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects management's own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.
The following summary presents a description of the methods and assumptions used to estimate the fair value of each class of financial instrument.
Restricted Investments, Money Market Funds, and Debt Securities — The estimated fair value of the Company's restricted investments is based on quoted prices in active markets that are readily and regularly obtainable. See Note 5 for additional investments disclosures.
Term Loan — The estimated fair value of the Term Loan approximates the face value. See Note 11 for additional debt disclosures.
Securitization of Accounts Receivable — The Company's securitization of accounts receivable consists of borrowings outstanding pursuant to the 2015 RSA as of March 31, 2018 and December 31, 2017, as discussed in Note 10. The estimated fair value of the 2015 RSA approximates the face value.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Recurring Fair Value Measurements — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a recurring basis as of March 31, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of March 31, 2018
Money market funds	$1,621	$1,621	$—	$—
Debt securities – municipal securities	1,705	—	1,705	—
As of December 31, 2017
Money market funds	$1,427	$1,427	$—	$—
Debt securities – municipal securities	1,887	—	1,887	—

As of March 31, 2018 and December 31, 2017, there were no liabilities on the condensed consolidated balance sheets estimated at fair value that were measured on a recurring basis.
Nonrecurring Fair Value Measurements — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of December 31, 2017:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses
	(In thousands)
As of December 31, 2017
Software (1)	$—	$—	$—	$—	$(16,746)
Equipment (2)	350	—	—	350	(98)

(1)
The Company terminated the implementation of the Swift ERP system in 2017. The related impairment loss was included in "Impairments" within operating income in the consolidated income statement (within Swift's non-reportable segments).

(2)
Management reassessed the fair value of certain Interstate Equipment Leasing, LLC tractors as of December 31, 2017, which had a total book value of $0.4 million, determining that there was an impairment loss. The impairment loss was included in "Impairments" within operating income in the consolidated income statement (within Swift's non-reportable segments).

As of March 31, 2018, the Company had no major categories of assets estimated at fair value that were measured on a nonrecurring basis.
As of March 31, 2018 and December 31, 2017, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 17 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	Quarter Ended March 31,
	2018		2017
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight	Received by Knight
	(In thousands)
Freight Services:
Central Freight Lines (1)	$427	$—	$—	$—
SME Industries (1)	249	—	—	—
Total	$676	$—	$—	$—

Facility and Equipment Leases:
Central Freight Lines (1)	$241	$92	$—	$—
Other Affiliates (1)	6	—	—	—
Total	$247	$92	$—	$—

Other Services:
Updike Distribution and Logistics (2)	545	—	569	—
Other Affiliates (1)	9	603	9	—
Total	$554	$603	$578	$—

(1)
Entities affiliated with Board member Jerry Moyes include Central Freight Lines, SME Industries, and Compensi Services. Transactions with these entities that are controlled by and/or are otherwise affiliated with Jerry Moyes, include freight services, facility leases, equipment sales, and other services.

•	Freight Services Provided by Knight-Swift — The Company charges each of these companies for transportation services.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following is a rollforward of the accrued liability for the consulting fees:

(In thousands)
Accrued consulting fees – Jerry Moyes, balance at December 31, 2017 (1a)	$4,450
Additions to accrual	—
Less: payments	(600)
Accrued consulting fees – Jerry Moyes, balance at March 31, 2018 (1a)	$3,850

(1a)
The balance is included in "Long-term dividend payable and other long-term liabilities" (noncurrent) and "Accrued liabilities" (current) in the condensed consolidated balance sheets, based on the timing of the expected payments.

(2)
Knight has an arrangement with Updike Distribution and Logistics, a company that is owned by the father and three brothers of Executive Vice President of Sales and Marketing, James Updike, Jr. The arrangement allows Updike Distribution and Logistics to purchase fuel from Knight's vendors at cost, plus an administrative fee.

Receivables and payables pertaining to related party transactions were:

	March 31, 2018		December 31, 2017
	Receivable	Payable	Receivable	Payable
	(In thousands)
Central Freight Lines	$103	$—	$213	$—
SME Industries	96	—	79	—
Total	$199	$—	$292	$—

Note 18 — Information by Segment and Geography
Segment Information
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
Knight Segments:

•	Knight Trucking — The Knight Trucking segment is comprised of dry van, refrigerated, and drayage operations.

•
Knight Logistics — The Knight Logistics segment is primarily comprised of brokerage and intermodal operations. The Company also provides logistics freight management and other non-trucking services through its Knight Logistics business.

Abilene's trucking and logistics operations are included under the respective Knight segments beginning March 17, 2018.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Swift Segments:

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

Intersegment Eliminations
Certain operating segments provide transportation and related services for other affiliates outside of their reportable segment. For Knight operating segments, such services are billed at cost, and no profit is earned. For Swift operating segments, revenues for such services are based on negotiated rates, and are reflected as revenues of the billing segment. These rates are adjusted from time to time, based on market conditions. Such intersegment revenues and expenses are eliminated in Knight-Swift's consolidated results.
The following tables present the Company's financial information by segment:

	Quarter Ended March 31,
	2018	2017
Revenue:	(In thousands)
Knight – Trucking	$254,968	$218,690
Knight – Logistics	67,177	54,188
Swift – Truckload	429,256	—
Swift – Dedicated	152,316	—
Swift – Refrigerated	200,824	—
Swift – Intermodal	104,114	—
Subtotal	$1,208,655	$272,878
Non-reportable segments	77,856	—
Intersegment eliminations	(15,379)	(1,696)
Total revenue	$1,271,132	$271,182

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Quarter Ended March 31,
	2018	2017
Operating income (loss):	(In thousands)
Knight – Trucking	$40,798	$20,260
Knight – Logistics	3,582	2,378
Swift – Truckload	34,809	—
Swift – Dedicated	15,202	—
Swift – Refrigerated	9,442	—
Swift – Intermodal	3,836	—
Subtotal	107,669	22,638
Non-reportable segments	(13,925)	—
Operating income	$93,744	$22,638

	Quarter Ended March 31,
	2018	2017
Depreciation and amortization of property and equipment:	(In thousands)
Knight – Trucking	$28,352	$28,211
Knight – Logistics	1,167	1,346
Swift – Truckload	26,805	—
Swift – Dedicated	12,306	—
Swift – Refrigerated	9,596	—
Swift – Intermodal	2,764	—
Subtotal	80,990	29,557
Non-reportable segments	12,873	—
Depreciation and amortization of property and equipment	$93,863	$29,557

Geographical Information
In the aggregate, total revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for the quarter ended March 31, 2018 and 2017. Additionally, long-lived assets on the Company's foreign subsidiary balance sheets were less than 5.0% of consolidated total assets as of March 31, 2018 and December 31, 2017.

Note 19 — Subsequent Event
In 2014, Knight formed Kold Trans LLC for the purpose of expanding its refrigerated trucking business. Knight was entitled to 80% of the profits of the entity and had effective control over the management of the entity. The financial activities of this entity were consolidated into the Company's consolidated financial statements, with the noncontrolling interest presented as a separate component. On April 1, 2018, Knight acquired the remaining 20.0% ownership interest in the entity. This will decrease consolidated additional paid-in capital by $2.5 million in the second quarter of 2018.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

•	any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items,

•	any statement of plans, strategies, and objectives of management for future operations,

•	any statements concerning proposed acquisition plans, new services or developments,

•	any statements regarding future economic conditions or performance, and

•	any statements of belief and any statements of assumptions underlying any of the foregoing.
In this Quarterly Report, forward-looking statements include statements we make concerning:

•	the ability of our infrastructure to support future growth, whether we grow organically or through potential acquisitions,

•	the future impact of the 2017 Merger and the Abilene Acquisition, including achievement of anticipated synergies,

•	the flexibility of our model to adapt to market conditions,

•	our ability to recruit and retain qualified driving associates,

•	our ability to gain market share,

•	our ability and desire to expand our brokerage and intermodal operations,

•	future equipment prices, our equipment purchasing plans, and our equipment turnover (including expected tractor trade-ins),

•	our ability to sublease equipment to independent contractors,

•	the impact of pending legal proceedings,

•	the expected freight environment, including freight demand and volumes,

•	economic conditions, including future inflation and consumer spending,

•	our ability to obtain favorable pricing terms from vendors and suppliers,

•	expected liquidity and methods for achieving sufficient liquidity,

•	future fuel prices,

•	future expenses and our ability to control costs,

•	future third-party service provider relationships and availability,

•	future contracted pay rates with independent contractors and compensation arrangements with driving associates,

•	our expected need or desire to incur indebtedness,

•	expected sources of liquidity for capital expenditures and allocation of capital,

•	expected capital expenditures,

•	future mix of owned versus leased revenue equipment,

•	future asset utilization,

•	future capital requirements,

•	future return on capital,

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

•	future tax rates,

•	our intention to pay dividends in the future,

•	future trucking industry capacity,

•	future rates,

•	future depreciation and amortization,

•	expected tractor and trailer fleet age,

•	political conditions and regulations, including future changes thereto,

•	future purchased transportation expense, and

•	others.
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "objective," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A. "Risk Factors" of this Quarterly Report, Part I, Item 1A "Risk Factors" in our 2017 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
All such forward-looking statements speak only as of the date of this Quarterly Report.  You are cautioned not to place undue reliance on such forward-looking statements.  We expressly disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein, to reflect any change in our expectations with regard thereto, or any change in the events, conditions, or circumstances on which any such statement is based.

Reference to Glossary of Terms
Certain acronyms and terms used throughout this Quarterly Report are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document. Definitions for these acronyms and terms are provided in the "Glossary of Terms," available in the front of this document.

Reference to Annual Report
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements (unaudited) and footnotes included in this Quarterly Report, as well as the consolidated financial statements and footnotes included in Knight-Swift's Annual Report for the year ended December 31, 2017.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Executive Summary
Company Overview
2017 Merger — On September 8, 2017, the Company became Knight-Swift Transportation Holdings Inc. upon the effectiveness of the 2017 Merger. Immediately upon the consummation of the 2017 Merger, former Knight stockholders and former Swift stockholders owned approximately 46.0% and 54.0%, respectively, of the Company. Upon closing of the 2017 Merger, the shares of Knight common stock that previously traded under the ticker symbol "KNX" ceased trading and were delisted from the NYSE. Our shares of Class A common stock commenced trading on the NYSE on a post-reverse split basis under the ticker symbol "KNX" on September 11, 2017.
The Company accounted for the 2017 Merger using the acquisition method of accounting in accordance with GAAP. GAAP requires that either Knight or Swift is designated as the acquirer for accounting and financial reporting purposes ("Accounting Acquirer"). Based on the evidence available, Knight was designated as the Accounting Acquirer while Swift was the acquirer for legal purposes. For more information about the 2017 Merger refer to the Annual Report for the year ended December 31, 2017.
Abilene Acquisition — On March 16, 2018 the Company acquired all of the issued and outstanding equity interests of Abilene. Please refer to Note 4 in Part I, Item 1 of this Quarterly Report for more information about the Abilene Acquisition.
Segments — Our six reportable segments are Knight Trucking, Knight Logistics, Swift Truckload, Swift Dedicated, Swift Refrigerated, and Swift Intermodal. Additionally, Swift has various non-reportable segments. Refer to Note 18 in Part I, Item 1 of this Quarterly Report for descriptions of our segments.
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

•
Our Swift non-reportable segments generate revenue before fuel surcharge by providing freight management, sourcing, and other non-trucking services (such as repair and maintenance shop services and used equipment sales and leasing to independent contractors, as well as third parties).

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Operating Statistics — We measure our consolidated and segment results through certain operating statistics, which are discussed under "Results of Operations — Segments — Operating Statistics," below. Our results are affected by various economic, industry, operational, regulatory, and other factors, which are discussed in detail in "Part I, Item 1A. Risk Factors," in our 2017 Annual Report, and supplemented in Part II, Item 1A of this Quarterly Report, as well as in various disclosures in our press releases, stockholder reports, and other filings with the SEC.
Financial Overview

	Quarter Ended March 31,
	2018	2017
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,271,132	$271,182
Revenue before fuel surcharge	$1,124,172	$244,980
Net income attributable to Knight-Swift	$70,364	$14,876
Diluted EPS	$0.39	$0.18
Operating ratio	92.6%	91.7%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift (1)	$78,511	$14,876
Adjusted EPS (1)	$0.44	$0.18
Adjusted Operating Ratio (1)	90.7%	90.8%

Revenue equipment:
Average tractors (2)	19,650	4,674
Average trailers	72,541	12,444
Average containers	9,121	—

(1)
Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, and Adjusted Operating Ratio are non-GAAP financial measures and are not substitutes for or superior to and should be considered in addition to the most directly comparable GAAP financial measures. Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, and Adjusted Operating Ratio are reconciled to the most directly comparable GAAP financial measures under "Non-GAAP Financial Measures," below.

(2)
Reflects operational tractors, including company tractors and tractors owned by independent contractors, within the Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated segments for the quarter ended March 31, 2018, and within Knight Trucking for the quarter ended March 31, 2017.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Recent Consolidated Results of Operations and Quarter-End Financial Condition
Trends and Outlook — The broader economy continues to show signs of growth in consumer spending, durable goods, and the prospects of increased manufacturing and construction, especially considering the recent tax relief from the Tax Cuts and Jobs Act. Additionally, the strong freight market from the end of 2017 carried into 2018 and provided non-contract revenue opportunities throughout the first quarter of 2018. Our results for the first quarter of 2018 were encouraging as we are seeing the results of our synergy efforts as well as the impacts of continued favorable market dynamics in terms of freight demand and constrained trucking capacity.
A shortage in drivers continues to be a headwind for the industry and will likely impact the ability to increase capacity and decrease utilization. We also believe that the ELD mandate began to have an impact on capacity late in the fourth quarter of 2017 and continuing into 2018. Given the strength in the freight market, as well as inflationary pressures related to driver wages, purchased transportation, and other costs, we expect to see rate increases in our contract business throughout 2018. In this environment, we will continue to monitor the markets in order to maximize both service to our customers and yield, as well as evaluate acquisition candidates and other opportunities that create value for our stockholders and further advance our long-term strategies.
Note: The reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's first quarter 2018 results and prior periods may not be meaningful.
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $55.5 million increase in net income attributable to Knight-Swift to $70.4 million during the quarter ended March 31, 2018 from $14.9 million in quarter ended March 31, 2017, includes the following:

•
$21.8 million increase in Knight's operating income, primarily due to a 15.2% increase in revenue before fuel surcharge and intersegment transactions in the Knight Trucking segment, as revenue per loaded mile before fuel surcharge increased 16.1%, while average tractor count decreased by 1.9%. The increase in revenue before fuel surcharge and intersegment transactions was partially offset by an increase in driver associate-related costs;

•
$49.3 million in operating income from Swift's results for the quarter ended March 31, 2018, which included $10.3 million in amortization expense related to the intangible assets recorded in the 2017 Merger; and

•
$10.7 million increase in income tax expense. The increase was primarily due to inclusion of Swift's results for the quarter ended March 31, 2018, and was partially offset by impacts from the Tax Cuts and Jobs Act, which among other things, reduced the Company's federal corporate income tax rate from 35.0% to 21.0%. As such, the effective tax rate decreased from 35.3% in the quarter ended March 31, 2017 to 21.2% in the quarter ended March 31, 2018.

See additional discussion of our operating results within "Results of Operations — Consolidated" below.
In the quarter ended March 31, 2018, we generated $208.9 million in cash flows from operations and used $7.0 million for capital expenditures, net of equipment sales proceeds. During the quarter ended March 31, 2018, we returned $11.0 million to our stockholders in the form of quarterly dividends. We ended the quarter with $79.2 million in unrestricted cash and cash equivalents, $419.9 million in long-term debt (excluding the 2015 RSA and capital leases), and $5.3 billion of stockholders' equity. See discussion under "Liquidity and Capital Resources" and "Off-Balance Sheet Transactions" for additional information.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
Our six reportable segments include our trucking segments (Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated), Knight Logistics, and Swift Intermodal. Swift also has certain non-reportable segments. Refer to Note 18 to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report for descriptions of the operations of these reportable segments.
Consolidating Tables for Total Revenue and Operating Income

	Quarter Ended March 31,
	2018	2017
Revenue:	(In thousands)
Knight – Trucking	$254,968	$218,690
Knight – Logistics	67,177	54,188
Swift – Truckload	429,256	—
Swift – Dedicated	152,316	—
Swift – Refrigerated	200,824	—
Swift – Intermodal	104,114	—
Subtotal	1,208,655	272,878
Non-reportable segments	77,856	—
Intersegment eliminations	(15,379)	(1,696)
Total revenue	$1,271,132	$271,182

	Quarter Ended March 31,
	2018	2017
Operating income (loss):	(In thousands)
Knight – Trucking	$40,798	$20,260
Knight – Logistics	3,582	2,378
Swift – Truckload	34,809	—
Swift – Dedicated	15,202	—
Swift – Refrigerated	9,442	—
Swift – Intermodal	3,836	—
Subtotal	107,669	22,638
Non-reportable segments	(13,925)	—
Operating income	$93,744	$22,638

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
Average Revenue per Tractor — This operating statistic is used to measure productivity within our Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated segments and represents the average revenue per tractor based on revenue before fuel surcharge (before intersegment eliminations for our Knight Trucking segment) for the period.
Average Revenue per Load — This operating statistic is used within our Swift Intermodal and Knight Logistics segments and represents the average revenue per load based on revenue before fuel surcharge for the period.
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
Gross Margin Percentage – Brokerage Only — This measure is used in our brokerage business within the Knight Logistics segment and represents Knight's brokerage gross margin (revenue before intersegment transactions, less purchased transportation expense) as a percentage of Knight's brokerage revenue before intersegment transactions.
Operating Ratio and Adjusted Operating Ratio — Operating ratio is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. We consider these ratios as important measures of our operating profitability for each of our reportable segments. GAAP operating ratio is operating expenses as a percentage of total revenue, or the inverse of operating margin, and produces an indication of operating efficiency. Consolidated and segment Adjusted Operating Ratios are reconciled to their corresponding GAAP operating ratios under "Non-GAAP Financial Measures," below.

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
The most significant expenses in the trucking segments are primarily variable and include fuel and fuel taxes, driving associate-related expenses (such as wages, benefits, training, and recruitment), and costs associated with independent contractors primarily included in "Purchased transportation" in the condensed consolidated income statements. Maintenance expense (which includes costs for replacement tires for our revenue equipment) and insurance and claims expenses have both fixed and variable components. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. The main fixed costs in the trucking segments are depreciation and rent expenses from leasing and acquiring revenue equipment and terminals, as well as compensating our non-driver employees.

	Quarter Ended March 31,		Increase (decrease)
	2018	2017
	(Dollars in thousands, except per tractor data)
Total revenue	$254,968	$218,690	16.6%
Revenue before fuel surcharge and intersegment transactions	$221,675	$192,460	15.2%
Operating income	$40,798	$20,260	101.4%
Average revenue per tractor (1)	$48,348	$41,177	17.4%
GAAP: Operating ratio (1)	84.0%	90.7%	(670	bps)
Non-GAAP: Adjusting Operating Ratio (1)	81.6%	89.5%	(790	bps)
Non-paid empty miles percentage (1)	13.1%	12.6%	50	bps
Average length of haul (miles) (1)	493	497	(0.8	) %
Average tractors in operation during period (1) (2)	4,585	4,674	(1.9	) %
Average trailers in operation during period (1) (3)	12,816	12,444	3.0%

(1)	Defined under "Operating Statistics," above.

(2)
Includes 4,170 company-owned tractors with an average age of 2.8 years in the quarter ended March 31, 2018, and 4,174 company-owned tractors with an average age of 2.4 years in the quarter ended March 31, 2017.

(3)	The average age of the trailer fleet was 4.1 years in the quarter ended March 31, 2018, and 3.8 years in the quarter ended March 31, 2017.
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The strong freight market and tight capacity supported pricing and non-contract revenue opportunities throughout the quarter. Accordingly, the Knight Trucking segment's total revenue increased $36.3 million, which included $3.6 million in revenue from Abilene from March 17, 2018 to March 31, 2018. Revenue before fuel surcharge and intersegment transactions increased 15.2% driven by a 16.1% increase in our revenue per loaded mile before fuel surcharge, partially offset by a 1.9% decrease in the average tractor count compared to the prior year quarter. Fuel surcharge revenue increased by $7.1 million, primarily due to higher average fuel prices.
Operating ratio and Adjusted Operating Ratio improved, primarily driven by the increases in revenue discussed above. Driving associate-related costs continued to present cost headwinds in the Knight Trucking segment, and are expected to continue to be challenging throughout 2018. Our focus in the Knight Trucking segment remains on developing our freight network, improving the productivity of our assets, and controlling costs, especially those related to sourcing and retaining drivers.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Knight Logistics Segment
The Knight Logistics segment is less asset-intensive than the trucking segments and is instead dependent upon capable non-driver employees, modern and effective information technology, and third-party capacity providers. Knight Logistics' revenue is generated primarily by its brokerage and intermodal operations. We also provide logistics, freight management and other non-trucking services to our customers through our Knight Logistics segment. We generate additional revenue by offering specialized logistics solutions (including, but not limited to, origin management, surge volume, disaster relief, special projects, and other logistic needs). Knight Logistics' revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through third-party capacity providers, and our ability to secure third-party capacity providers to transport customer freight.
The most significant expense in the Knight Logistics segment is the (primarily) variable cost of purchased transportation that we pay to third-party capacity providers (including rail providers), included in "Purchased transportation" in the consolidated income statements. Variability in this expense depends on truckload and rail capacity, availability of third-party capacity providers, rates charged to customers, and current freight demand and customer shipping needs. Fixed Knight Logistics operating expenses primarily include non-driver employee compensation and benefits recorded in "Salaries, wages, and benefits" in the consolidated income statements, and depreciation and amortization expense recorded in "Depreciation and amortization of property and equipment."

	Quarter Ended March 31,		Increase (decrease)
	2018	2017
	(Dollars in thousands, except per load data)
Total revenue	$67,177	$54,188	24.0%
Revenue before intersegment transactions	$65,797	$52,520	25.3%
Operating income	$3,582	$2,378	50.6%
Revenue per load (1) – Brokerage only	$1,572	$1,224	28.4%
Gross margin percentage – Brokerage only (1)	14.5%	14.2%	30	bps
GAAP: Operating ratio (1)	94.7%	95.6%	(90	bps)
Non-GAAP: Adjusted Operating Ratio (1)	94.6%	95.5%	(90	bps)

(1)	Defined under "Operating Statistics," above.
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The Knight Logistics segment's total revenue increased $13.0 million, which included $0.1 million in revenue from Abilene. Brokerage revenue before intersegment transactions increased 25.2% in the Knight brokerage business, which is the largest component of the Knight Logistics segment. This was driven by a 28.4% increase in revenue per load, partially offset by a 2.5% decrease in load volume in the Knight brokerage business. Brokerage gross margin percentage slightly increased in the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, as the revenue per load increase was largely offset by the increase in purchased transportation costs given tight industry capacity. Operating ratio and Adjusted Operating Ratio slightly decreased, which was largely driven by the increase in revenue.
We plan to continue to invest in Knight's logistics service offerings, which we expect will continue to improve our return on capital compared with asset-based operations.

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

	Quarter Ended March 31, 2018
	Swift Truckload	Swift Dedicated	Swift Refrigerated	Swift Intermodal
	(Dollars in thousands, except per tractor and per load data)
Total revenue	$429,256	$152,316	$200,824	$104,114
Revenue before fuel surcharge	$371,344	$135,306	$179,929	$88,471
Operating income	$34,809	$15,202	$9,442	$3,836
Average revenue per tractor (1)	$45,176	$44,538	$47,263	N/A
Average revenue per load (1)	N/A	N/A	N/A	$1,867
GAAP: Operating ratio (1)	91.9%	90.0%	95.3%	96.3%
Non-GAAP: Adjusted Operating Ratio (1)	90.6%	88.8%	94.8%	95.7%
Non-paid empty miles percentage (1)	12.5%	18.2%	7.2%	N/A
Average length of haul (miles)	590	188	390	N/A
Average tractors (1) (2)	8,220	3,038	3,807	580
Average trailers (containers for Intermodal) (1) (2)	33,219	15,263	4,038	9,121

(1)	Defined under "Operating Statistics," above.

(2)
The Swift trucking segments operated an average of 15,065 tractors, of which 11,559 were company-owned tractors that had an average age of 2.5 years. The average age of Swift's trailer fleet was 8.2 years.

Swift Truckload, Swift Dedicated, and Swift Refrigerated — For the quarter ended March 31, 2018, the strong freight market positively affected average revenue per tractor in our Swift Truckload, Swift Dedicated, and Swift Refrigerated segments. Operating and Adjusted Operating Ratios in the Swift trucking segments have been improving, but are facing headwinds largely due to the challenging driver market we are experiencing. Sourcing and retaining high-quality driving associates remains a significant challenge and tractor counts have been accordingly decreasing in these segments. This has increased pressure on our recruiting costs, as well as driving associate wage expenses. In addition, Swift adopted more stringent hiring practices in October 2017 that negatively impacted driving associate headcount in the current period, but are expected to improve operating costs in the future. In an effort to combat these headwinds, we remain focused on our cost control initiatives, as well as improving yield, asset efficiency, and return on investment in Swift's trucking segments.
Swift Intermodal — For the quarter ended March 31, 2018, we saw improvements in the Swift Intermodal segment's revenue before surcharge, driven by a strong revenue per container and load counts. This segment's operating ratio and Adjusted Operating Ratio were positively affected by the aforementioned increase in load count as well as improved drayage efficiencies. We are focused on improving Swift Intermodal by right-sizing its cost infrastructure, increasing container turns, and driving operational efficiencies.

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
Note: The reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's first quarter 2018 results and prior periods may not be meaningful.

	Quarter Ended March 31,		Increase (decrease)
	2018	2017
	(Dollars in thousands)
Salaries, wages, and benefits	$361,673	$82,510	338.3%
% of total revenue	28.5%	30.4%	(190	bps)
% of revenue before fuel surcharge	32.2%	33.7%	(150	bps)
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
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $279.2 million increase in consolidated salaries, wages, and benefits includes $269.7 million of expense from Swift's results for the quarter ended March 31, 2018. Further, Knight's salaries, wages, and benefits expense increased $9.5 million from the quarter ended March 31, 2017 to the quarter ended March 31, 2018, which included $1.2 million in expense from Abilene's results from March 17, 2018 to March 31, 2018. This increase was primarily related to Knight's driving associate-related costs.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (decrease)
	2018	2017
	(Dollars in thousands)
Fuel	$144,816	$35,232	311.0%
% of Total revenue	11.4%	13.0%	(160	bps)
% of Revenue before fuel surcharge	12.9%	14.4%	(150	bps)
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
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $109.6 million increase in consolidated fuel expense includes $103.3 million of expense from Swift's results for the quarter ended March 31, 2018. Knight's fuel expense increased $6.3 million from the quarter ended March 31, 2017 to the quarter ended March 31, 2018, which includes $0.9 million in expense from Abilene's results from March 17, 2018 to March 31, 2018. Miles driven by Knight's company driving associates increased and US diesel fuel prices were higher overall in the quarter ended March 31, 2018 at $3.02 per gallon, compared to the quarter ended March 31, 2017 at $2.57 per gallon.

	Quarter Ended March 31,		Increase (decrease)
	2018	2017
	(Dollars in thousands)
Operations and maintenance	$85,020	$20,653	311.7%
% of Total revenue	6.7%	7.6%	(90	bps)
% of Revenue before fuel surcharge	7.6%	8.4%	(80	bps)
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
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $64.4 million increase in consolidated operations and maintenance expense includes $63.9 million of expense from Swift's results for the quarter ended March 31, 2018. Knight's operations and maintenance expense increased $0.5 million from the quarter ended March 31, 2017 to the quarter ended March 31, 2018, which was entirely attributed to Abilene's results from March 17, 2018 to March 31, 2018.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (decrease)
	2018	2017
	(Dollars in thousands)
Insurance and claims	$59,148	$8,571	590.1%
% of Total revenue	4.7%	3.2%	150	bps
% of Revenue before fuel surcharge	5.3%	3.5%	180	bps
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
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $50.6 million increase in consolidated insurance and claims expense includes $49.5 million of expense from Swift's results for the quarter ended March 31, 2018. Knight's insurance and claims expense increased $1.1 million from the quarter ended March 31, 2017 to the quarter ended March 31, 2018, of which $0.1 million was attributed to Abilene's results from March 17, 2018 to March 31, 2018. As a percentage of Knight's revenue before fuel surcharge, Knight's insurance and claims expense remained relatively flat. In future periods, Swift's higher self-retention limits may cause our consolidated insurance and claims expense to fluctuate more.

	Quarter Ended March 31,		Increase (decrease)
	2018	2017
	(Dollars in thousands)
Operating taxes and licenses	$23,150	$4,431	422.5%
% of Total revenue	1.8%	1.6%	20	bps
% of Revenue before fuel surcharge	2.1%	1.8%	30	bps
Operating taxes and licenses include state franchise taxes, federal highway use taxes, property taxes, vehicle license and registration fees, fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $18.7 million increase in consolidated operating taxes and licenses includes $17.4 million of expense from Swift's results for the quarter ended March 31, 2018. Knight's operating taxes and licenses expense increased $1.3 million from the quarter ended March 31, 2017 to the quarter ended March 31, 2018. As a percentage of Knight's revenue before fuel surcharge, Knight's operating taxes and licenses remained relatively flat from the quarter ended March 31, 2017 to the quarter ended March 31, 2018.

	Quarter Ended March 31,		Increase (decrease)
	2018	2017
	(Dollars in thousands)
Communications	$5,292	$1,186	346.2%
% of Total revenue	0.4%	0.4%	—
% of Revenue before fuel surcharge	0.5%	0.5%	—
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $4.1 million increase in consolidated communications expense includes $4.2 million of expense from Swift's results for the quarter ended March 31, 2018. Knight's communications expense decreased by $0.1 million from the quarter ended March 31, 2017 to the quarter ended March 31, 2018, but remained flat as a percentage of Knight's revenue before fuel surcharge.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (decrease)
	2018	2017
	(Dollars in thousands)
Depreciation and amortization of property and equipment	$93,863	$29,557	217.6%
% of Total revenue	7.4%	10.9%	(350	bps)
% of Revenue before fuel surcharge	8.3%	12.1%	(380	bps)
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
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $64.3 million increase in consolidated depreciation and amortization of property and equipment is entirely due to Swift's results for the quarter ended March 31, 2018. Knight's depreciation and amortization of property and equipment remained flat from the quarter ended March 31, 2017 to the quarter ended March 31, 2018.

	Quarter Ended March 31,		Increase (decrease)
	2018	2017
	(Dollars in thousands)
Amortization of intangibles	$10,509	$125	8,307.2%
% of Total revenue	0.8%	—%	80	bps
% of Revenue before fuel surcharge	0.9%	0.1%	80	bps
Amortization of intangibles primarily relates to intangible assets identified with the 2017 Merger. See Note 4 and Note 8 in Part I, Item 1, of this Quarterly Report for further details regarding the Company's intangible assets, historical amortization, and anticipated future amortization.
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $10.4 million increase in consolidated amortization of intangibles is almost entirely attributed to Swift's amortization of the intangible assets identified with the 2017 Merger. The remaining amount is attributed to amortization of the intangible assets identified with the Abilene Acquisition.

	Quarter Ended March 31,		Increase (decrease)
	2018	2017
	(Dollars in thousands)
Rental expense	$52,875	$1,323	3,896.6%
% of Total revenue	4.2%	0.5%	370	bps
% of Revenue before fuel surcharge	4.7%	0.5%	420	bps
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $51.6 million increase in consolidated rental expense includes $51.5 million of expense from Swift's results for the quarter ended March 31, 2018. Knight's rental expense remained relatively flat from the quarter ended March 31, 2017 to the quarter ended March 31, 2018, and remained flat as a percentage of revenue before fuel surcharge. Consolidated rental expense as a percentage of consolidated revenue before fuel surcharge increased, as Swift historically obtained a larger portion of its equipment through operating leases, as compared to Knight.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (decrease)
	2018	2017
	(Dollars in thousands)
Purchased transportation	$324,283	$58,625	453.1%
% of Total revenue	25.5%	21.6%	390	bps
% of Revenue before fuel surcharge	28.8%	23.9%	490	bps
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
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $265.7 million increase in consolidated purchased transportation expense includes $253.9 million of expense from Swift's results for the quarter ended March 31, 2018. Knight's purchased transportation expense increased by $11.8 million, which includes Abilene's results of $0.5 million from March 17, 2018 to March 31, 2018. The increase in Knight's purchased transportation expense was almost entirely attributed to the Knight Logistics segment.
We expect purchased transportation will increase as a percentage of revenue if we are successful in continuing to grow our logistics businesses, as well as Swift Intermodal. The increase could be partially offset if independent contractors exit the market with recent regulatory changes or further increased if we need to pay independent contractors more to stay with us in light of such regulatory changes. Third-party capacity has recently tightened, and we anticipate that this trend will continue throughout 2018.

	Quarter Ended March 31,		Increase (decrease)
	2018	2017
	(Dollars in thousands)
Miscellaneous operating expenses	$16,759	$6,331	164.7%
% of Total revenue	1.3%	2.3%	(100	bps)
% of Revenue before fuel surcharge	1.5%	2.6%	(110	bps)
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as gain on sales of equipment.
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $10.4 million increase in consolidated miscellaneous operating expenses include $12.8 million of expense from Swift's results for the quarter ended March 31, 2018. Knight's miscellaneous operating expenses decreased $2.4 million from the quarter ended March 31, 2017 to the quarter ended March 31, 2018, primarily due to decreases in legal fees and settlements expenses. Knight's gains on disposals of property and equipment were essentially flat for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (decrease)
	2018	2017
	(Dollars in thousands)
Interest income	572	58	886.2
Interest expense	(6,764)	(82)	8,148.8
Other income, net	2,155	722	198.5
Income tax expense	18,975	8,230	130.6
Interest income — Interest income includes interest earned from financing revenue equipment to independent contractors, as well as interest earned from our investments.
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $0.5 million increase in consolidated interest income includes $0.4 million of income from Swift's results for the quarter ended March 31, 2018. Knight's interest income increased by $0.1 million from the quarter ended March 31, 2017 to the quarter ended March 31, 2018.
Interest expense — Interest expense is comprised of debt and capital lease interest expense as well as amortization of deferred loan costs.
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $6.7 million increase in consolidated interest expense is attributed to Swift's higher debt balances replacing Knight's lower debt balances in conjunction with the 2017 Debt Agreement entered into in September 2017. The increase includes $6.8 million of expense from Swift's results for the quarter ended March 31, 2018, which was partially offset by Knight's $0.1 million decrease in interest expense from the quarter ended March 31, 2017 to the quarter ended March 31, 2018.
Other income, net — Other income, net is primarily comprised of rental income, income (expense) from realized gains on sale of available-for-sale securities, unrealized gains from Knight's investments in Transportation Resource Partners accounted for under the equity method, as well as certain other non-operating income and expense that may arise outside of the normal course of business.
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $1.4 million increase in consolidated other income, net included $1.3 million in income from Swift's results for the quarter ended March 31, 2018, which is almost entirely comprised of rental income. Knight's other income, net balance increased $0.1 million from the quarter ended March 31, 2017 to the quarter ended March 31, 2018.
Income tax benefit (expense) — In addition to the discussion below, Note 9 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $10.7 million increase in consolidated income tax expense includes $9.3 million from Swift's results for the quarter ended March 31, 2018 and a $1.4 million increase in Knight's income tax expenses from the quarter ended March 31, 2017 to the quarter ended March 31, 2018. The consolidated effective tax rate in the quarter ended March 31, 2018 was 21.2%, as compared to Knight's effective tax rate of 35.3% in the quarter ended March 31, 2017. The effective tax rate decreased, primarily due to the impact of the Tax Cuts and Job Act, which among other things, included a reduction in the Company's federal corporate income tax rate from 35.0% to 21.0%.

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
Pursuant to the requirements of Regulation G, the following tables reconcile GAAP consolidated net income attributable to Knight-Swift to non-GAAP consolidated Adjusted Net Income attributable to Knight-Swift, GAAP consolidated earnings per diluted share to non-GAAP consolidated Adjusted EPS, GAAP consolidated operating ratio to non-GAAP consolidated Adjusted Operating Ratio, and GAAP reportable segment operating ratio to non-GAAP reportable segment Adjusted Operating Ratio.
Note: The reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene on and prior to its acquisition by Knight on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's first quarter 2018 results and prior periods may not be meaningful.
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter Ended March 31,
	2018	2017
	(In thousands)
Net income attributable to Knight-Swift	$70,364	$14,876
Adjusted for:
Income tax expense attributable to Knight-Swift	18,975	8,230
Income before income taxes attributable to Knight-Swift	$89,339	$23,106
Amortization of 2017 Merger intangibles (1)	10,344	—
Adjusted income before income taxes	99,683	23,106
Provision for tax expense at effective rate	(21,172)	(8,230)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$78,511	$14,876

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended March 31,
	2018	2017
GAAP: Earnings per diluted share	$0.39	$0.18
Adjusted for:
Income tax attributable to Knight-Swift	0.11	0.10
Income before income taxes attributable to Knight-Swift	0.50	0.28
Amortization of 2017 Merger intangibles (1)	0.06	—
Adjusted income before income taxes	0.56	0.28
Provision for income tax expense at effective rate	(0.12)	(0.10)
Non-GAAP: Adjusted EPS	$0.44	$0.18

(1)
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

Non-GAAP Reconciliation: Consolidated Adjusted Operating Ratio

	Quarter Ended March 31,
	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,271,132	$271,182
Total operating expenses	(1,177,388)	(248,544)
Operating income	$93,744	$22,638
Operating ratio	92.6%	91.7%

Non-GAAP Presentation
Total revenue	$1,271,132	$271,182
Fuel surcharge	(146,960)	(26,202)
Revenue before fuel surcharge	1,124,172	244,980

Total operating expenses	1,177,388	248,544
Adjusted for:
Fuel surcharge	(146,960)	(26,202)
Amortization of 2017 Merger intangibles (1)	(10,344)	—
Adjusted Operating Expenses	1,020,084	222,342
Adjusted Operating Income	$104,088	$22,638
Adjusted Operating Ratio	90.7%	90.8%

(1)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (1).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Ratio
Knight Trucking Segment

	Quarter Ended March 31,
	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$254,968	$218,690
Total operating expenses	(214,170)	(198,430)
Operating income	$40,798	$20,260
Operating ratio	84.0%	90.7%

Non-GAAP Presentation
Total revenue	$254,968	$218,690
Fuel surcharge	(33,274)	(26,202)
Intersegment transactions	(19)	(28)
Revenue before fuel surcharge and intersegment transactions	221,675	192,460

Total operating expenses	214,170	198,430
Adjusted for:
Fuel surcharge	(33,274)	(26,202)
Intersegment transactions	(19)	(28)
Adjusted Operating Expenses	180,877	172,200
Adjusted Operating Income	$40,798	$20,260
Adjusted Operating Ratio	81.6%	89.5%
Knight Logistics Segment

	Quarter Ended March 31,
	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$67,177	$54,188
Total operating expenses	(63,595)	(51,810)
Operating income	$3,582	$2,378
Operating ratio	94.7%	95.6%

Non-GAAP Presentation
Total revenue	$67,177	$54,188
Intersegment transactions	(1,380)	(1,668)
Revenue before intersegment transactions	65,797	52,520

Total operating expenses	63,595	51,810
Adjusted for:
Intersegment transactions	(1,380)	(1,668)
Adjusted Operating Expenses	62,215	50,142
Adjusted Operating Income	$3,582	$2,378
Adjusted Operating Ratio	94.6%	95.5%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Segments

	Quarter Ended March 31, 2018
	Swift Truckload	Swift Dedicated	Swift Refrigerated	Swift Intermodal
GAAP Presentation	(Dollars in thousands)
Total revenue	$429,256	$152,316	$200,824	$104,114
Total operating expenses	(394,447)	(137,114)	(191,382)	(100,278)
Operating income	$34,809	$15,202	$9,442	$3,836
Operating ratio	91.9%	90.0%	95.3%	96.3%

Non-GAAP Presentation
Total revenue	$429,256	$152,316	$200,824	$104,114
Fuel surcharge	(57,912)	(17,010)	(20,895)	(15,643)
Revenue before fuel surcharge	371,344	135,306	179,929	88,471

Total operating expenses	394,447	137,114	191,382	100,278
Adjusted for:
Fuel surcharge	(57,912)	(17,010)	(20,895)	(15,643)
Adjusted Operating Expenses	336,535	120,104	170,487	84,635
Adjusted Operating Income	$34,809	$15,202	$9,442	$3,836
Adjusted Operating Ratio	90.6%	88.8%	94.8%	95.7%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following::

Source	March 31, 2018
(In thousands)
Cash and cash equivalents, excluding restricted cash	$79,184
Availability under Revolver, due October 2022 (1)	629,789
Availability under 2015 RSA, due January 2019 (2)	1,900
Total unrestricted liquidity	$710,873
Cash and cash equivalents – restricted (3)	57,237
Restricted investments, held to maturity, amortized cost (3)	22,281
Total liquidity, including restricted cash and restricted investments	$790,391

(1)
As of March 31, 2018, we had $55.0 million in borrowings under our $800.0 million Revolver. We additionally had $115.2 million in outstanding letters of credit (discussed below), leaving $629.8 million available under the Revolver.

(2)	Based on eligible receivables at March 31, 2018, our borrowing base for the 2015 RSA was $281.9 million, while outstanding borrowings were $280.0 million, gross of deferred loan costs.

(3)
Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Restricted cash and cash equivalents" consists of $55.6 million, which is included in "Cash and cash equivalents — restricted" in the condensed consolidated balance sheet and is held by Mohave and Red Rock for claims payments. The remaining $1.6 million is included in "Other long-term assets and restricted cash and other investments" and is held in escrow accounts to meet statutory requirements.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Principal and Interest Payments — As of March 31, 2018, we had material debt and capital lease obligations of $866.9 million, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt or lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances. Following the 2017 Merger, the combined company carries more debt than Knight historically carried, and the combined company has higher interest expense and exposure to interest rate fluctuations than Knight historically had.
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
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, Class A common stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. In February 2016, Swift's board of directors authorized $150.0 million in share repurchases, of which $62.9 million was assumed by the combined company, Knight-Swift, and remained available as of March 31, 2018.
Working Capital
As of March 31, 2018 and December 31, 2017, we had a working capital surplus of $277.1 million and $313.7 million, respectively.
Material Debt Agreements
As of March 31, 2018, we had $866.9 million in material debt obligations at the following carrying values:

•	$364.4 million: Term Loan, due October 2020, net of $0.6 million deferred loan costs

•	$280.0 million: 2015 RSA outstanding borrowings, due January 2019

•	$167.0 million: Capital lease obligations

•	$55.0 million: Revolver, due October 2022

•	$0.4 million: Other
As of December 31, 2017, we had $970.9 million in material debt obligations at the following carrying values:

•	$364.4 million: Term Loan, due October 2020, net of $0.6 million deferred loan costs

•	$305.0 million: 2015 RSA outstanding borrowings, due January 2019

•	$176.1 million: Capital lease obligations

•	$125.0 million: Revolver, due October 2022

•	$0.4 million: Other
Key terms and other details regarding our material debt agreements and capital leases are discussed in Notes 10, 11, and 12 in the footnotes to the condensed consolidated financial statements, included in Part I, Item 1: Financial Information, of this Quarterly Report, incorporated by reference herein.
Capital and Operating Leases
In addition to our net cash capital expenditures, Swift historically obtained a large portion of its revenue equipment, including tractors and trailers, through capital and operating leases. During the quarter ended March 31, 2018, we terminated various leases associated with revenue equipment that had an originating value of $70.5 million in the aggregate.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	Quarter Ended March 31,		Increase (decrease)
	2018	2017
	(In thousands)
Net cash provided by operating activities	$208,864	$65,484	$143,380
Net cash used in investing activities	(110,651)	(5,619)	(105,032)
Net cash used in financing activities	(113,525)	(23,088)	(90,437)
Net Cash Provided by Operating Activities
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $143.4 million increase in net cash provided by operating activities was primarily due to the $71.1 million increase in operating income, due to the factors discussed in "Results of Operations — Segment Review" and "Results of Operations — Consolidated Operating and Other Expenses," above, as well as timing differences in our working capital.
Net Cash Used in Investing Activities
Comparison Between the Quarters Ended March 31, 2018 and 2017 — The $105.0 million increase in net cash used in investing activities was due to $101.6 million in cash paid to acquire Abilene, net of $1.7 million in cash acquired from Abilene's balance sheet as of March 16, 2018.
Net Cash Provided by (Used in) Financing Activities
Comparison Between the Quarters Ended March 31, 2018 and 2017 — Net cash used in financing activities increased by $90.4 million, which was primarily due to repayments on the Company's Revolver and 2015 RSA.

Contractual Obligations
"Liquidity and Capital Resources," above, includes details regarding changes in our contractual obligations table during the quarter ended March 31, 2018. Aside from these items, there were no material changes to the contractual obligations table, which was included in our 2017 Annual Report.

Off Balance Sheet Arrangements
Information about our off balance sheet arrangements is included in Note 12 of the notes to our condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report, which is incorporated by reference herein. See also "Contractual Obligations," above.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Seasonality
Discussion regarding the impact of seasonality on our business is included in Note 1 in the notes to condensed consolidated financial statements, included in Part I, Item 1: Financial Information, in this Quarterly Report, incorporated by reference herein.

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

Recently Issued Accounting Pronouncements
See Part I, Item 1: Financial Statements in this Quarterly Report, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's condensed consolidated financial statements, as follows:

•	Note 2 for accounting pronouncements adopted during the quarter ended March 31, 2018.

•	Note 3 for recently issued accounting pronouncements, not yet adopted by the Company as of March 31, 2018.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2017 Debt Agreement and 2015 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 2.67% as of March 31, 2018) and fixed rate equipment lease financing. Assuming the level of borrowings as of March 31, 2018, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $7.0 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the United States, as reported by the United States Department of Energy, increased from an average of $2.57 per gallon for the quarter ended March 31, 2017 to $3.02 per gallon for the quarter ended March 31, 2018. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (2) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
We have confidence in our disclosure controls and procedures and internal control over financial reporting. Nevertheless, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors, misstatements, or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 13 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended March 31, 2018, and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Quarterly Report, the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report for the year ended December 31, 2017 should be carefully considered as these risk factors could materially affect our business, financial condition, future results and/or our ability to maintain compliance with our debt covenants. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, operating results and/or our ability to maintain compliance with our debt covenants. Except as described below, there has been no material change in our risk factors as previously disclosed in our 2017 Annual Report. For a detailed description of risk factors, refer to Part I, Item 1A, "Risk Factors", of our 2017 Annual Report.
Changes to trade regulation, quotas, duties or tariffs, caused by the changing US and geopolitical environments or otherwise, may increase our costs and adversely affect our business.
President Trump has expressed antipathy towards certain existing international trade agreements and made comments suggesting that he supports significantly increasing tariffs on goods imported into the US.  Further, recent activity by the Trump administration has led to the imposition of tariffs on certain imported steel and aluminum. The implementation of these tariffs, as well as the imposition of additional tariffs or quotas or changes to certain trade agreements, could, among other things, increase the costs of the materials used by our suppliers to produce new revenue equipment or increase the price of fuel.  Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge program, either of which could have an adverse effect on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2018 to January 31, 2018	—	$—	—	$62,881,000
February 1, 2018 to February 28, 2018	—	$—	—	$62,881,000
March 1, 2018 to March 31, 2018	—	$—	—	$62,881,000
Total	—	$—	—	$62,881,000

(1)
Following the 2017 Merger, the existing Swift Repurchase Plan remained in effect. The Swift Repurchase Plan authorized the Company to repurchase up to $150.0 million of its outstanding Class A common stock. There is no expiration date associated with this share repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

2.1*	Agreement and Plan of Merger, dated as of April 9, 2017, by and among Swift Transportation Company, Bishop Merger Sub, Inc., and Knight Transportation, Inc.	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 13, 2017

3.1	Second Amended and Restated Certificate of Incorporation of Swift Transportation Company	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on September 11, 2017

3.2	By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.2 of Form 8-K filed on September 11, 2017

10.1**	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.39 of Form 10-K filed on March 1, 2018

10.2**	Knight-Swift Transportation Holdings Inc. Amended and Restated 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.40 of Form 10-K filed on March 1, 2018

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
Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer.	Furnished herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to supplementally furnish to the SEC a copy of any omitted schedule upon request by the SEC.

**	Management contract or compensatory plan, contract, or arrangement

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	May 9, 2018	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	May 9, 2018	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant