Form 10-Q
period 2018-06-30
Knight-Swift Transportation Holdings Inc.
filed 2018-08-08
CIK 1492691

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
For the quarterly period ended June 30, 2018
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35007
___________________________________________________________________________________________________________________
___________________________________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
There were 178,108,236 shares of the registrant's common stock outstanding as of July 31, 2018.

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

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2015 RSA	Amended and Restated Receivables Sales Agreement, entered into in 2015 by Swift Receivables Company II, LLC with unrelated financial entities.
2017 Merger	See description of the 2017 Merger, included in Notes 1 and 4 of the footnotes to the condensed consolidated financial statements, within Part I, Item 1 of this Quarterly Report.
2017 Debt Agreement	The Company's Credit Agreement, entered into on September 29, 2017, consisting of the Revolver and Term Loan, which are defined below.
2018 RSA	Fourth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on July 11, 2018 by Swift Receivables Company II, LLC with unrelated financial entities.
Abilene	Abilene Motor Express, Inc. and its related entities
Abilene Acquisition	See description of the Abilene Acquisition included in Notes 1 and 4 of the footnotes to the condensed consolidated financial statements, within Part I, Item 1 of this Quarterly Report.
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
GAAP	United States Generally Accepted Accounting Principles
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries prior to the 2017 Merger
NYSE	New York Stock Exchange
Quarterly Report	Quarterly Report on Form 10-Q
QTD	Quarter-to-date
Revolver	Revolving line of credit under the 2017 Debt Agreement
SEC	United States Securities and Exchange Commission
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries prior to the 2017 Merger.
Term Loan	The Company's term loan under the 2017 Debt Agreement
US	The United States of America
YTD	Year-to-date

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$115,494	$76,649
Cash and cash equivalents – restricted	50,714	73,657
Restricted investments, held to maturity, amortized cost	21,498	22,232
Trade receivables, net of allowance for doubtful accounts of $13,430 and $14,829, respectively	598,850	574,265
Prepaid expenses	58,438	58,525
Assets held for sale	36,274	25,153
Income tax receivable	30,036	55,114
Other current assets	30,028	37,612
Total current assets	941,332	923,207
Property and equipment	2,995,795	2,847,143
Less: accumulated depreciation and amortization	(592,304)	(462,922)
Property and equipment, net	2,403,491	2,384,221
Goodwill	2,917,584	2,887,867
Intangible assets, net	1,442,707	1,440,903
Other long-term assets	48,627	47,244
Total assets	$7,753,741	$7,683,442
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$141,465	$119,867
Accrued payroll and purchased transportation	126,388	107,017
Accrued liabilities	155,249	186,379
Claims accruals – current portion	152,243	147,285
Capital lease obligations and long-term debt – current portion	65,876	49,002
Total current liabilities	641,221	609,550
Revolving line of credit	120,000	125,000
Long-term debt – less current portion	364,473	364,771
Capital lease obligations – less current portion	93,302	127,132
Accounts receivable securitization	215,000	305,000
Claims accruals – less current portion	213,101	206,144
Deferred tax liabilities	684,595	679,077
Other long-term liabilities	25,665	26,398
Total liabilities	2,357,357	2,443,072
Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
As of June 30, 2018, common stock, par value $0.01 per share; 500,000 shares authorized; 178,633 shares issued and outstanding. As of December 31, 2017, Class A common stock, par value $0.01 per share; 500,000 shares authorized; 177,998 shares issued and outstanding	1,786	1,780
As of December 31, 2017, Class B common stock, par value $0.01 per share; 250,000 shares authorized; none issued	—	—
Additional paid-in capital	4,232,672	4,219,214
Retained earnings	1,159,687	1,016,738
Total Knight-Swift stockholders' equity	5,394,145	5,237,732
Noncontrolling interest	2,239	2,638
Total stockholders’ equity	5,396,384	5,240,370
Total liabilities and stockholders’ equity	$7,753,741	$7,683,442

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Income Statements (Unaudited)

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenue:
Revenue, excluding fuel surcharge	$1,169,748	$247,022	$2,293,920	$492,002
Fuel surcharge	161,935	26,221	308,895	52,423
Total revenue	1,331,683	273,243	2,602,815	544,425
Operating expenses:
Salaries, wages, and benefits	371,405	79,944	733,078	162,454
Fuel	162,969	33,719	307,785	68,952
Operations and maintenance	88,278	20,596	173,298	41,249
Insurance and claims	53,126	8,294	112,274	16,865
Operating taxes and licenses	22,671	4,615	45,821	9,046
Communications	5,450	1,018	10,742	2,204
Depreciation and amortization of property and equipment	95,748	29,246	189,611	58,803
Amortization of intangibles	10,687	125	21,196	250
Rental expense	47,703	1,228	100,578	2,551
Purchased transportation	335,712	58,299	659,995	116,924
Miscellaneous operating expenses	13,692	3,571	30,451	9,901
Merger-related costs	—	4,178	—	4,178
Total operating expenses	1,207,441	244,833	2,384,829	493,377
Operating income	124,242	28,410	217,986	51,048
Other (expenses) income:
Interest income	730	130	1,302	189
Interest expense	(7,132)	(54)	(13,896)	(136)
Other income, net	1,005	601	3,160	1,322
Other (expense) income, net	(5,397)	677	(9,434)	1,375
Income before income taxes	118,845	29,087	208,552	52,423
Income tax expense	27,217	10,828	46,192	19,058
Net income	91,628	18,259	162,360	33,365
Net income attributable to noncontrolling interest	(305)	(289)	(673)	(518)
Net income attributable to Knight-Swift	$91,323	$17,970	$161,687	$32,847

Earnings per share:
Basic	$0.51	$0.22	$0.91	$0.41
Diluted	$0.51	$0.22	$0.90	$0.40

Dividends declared per share:	$0.06	$0.06	$0.12	$0.12

Weighted average shares outstanding:
Basic	178,451	80,520	178,307	80,416
Diluted	179,398	81,349	179,321	81,276

See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands)
Balances – December 31, 2017	177,998	$1,780	$4,219,214	$1,016,738	$5,237,732	$2,638	$5,240,370
Common stock issued to employees	598	6	9,377		9,383		9,383
Common stock issued to the board of directors	19	—	774		774		774
Common stock issued under employee stock purchase plan	18	—	777		777		777
Shares withheld – restricted stock unit settlement				(2,529)	(2,529)		(2,529)
Employee stock-based compensation expense			4,403		4,403		4,403
Cash dividends paid and dividends accrued				(21,510)	(21,510)		(21,510)
Net income attributable to Knight-Swift				161,687	161,687		161,687
Distribution to noncontrolling interest						(1,072)	(1,072)
Net income attributable to noncontrolling interest						673	673
Net acquisition of remaining ownership interest, previously noncontrolling			(1,873)		(1,873)		(1,873)
Net cumulative-effect adjustment from adopting ASC Topic 606				5,301	5,301		5,301
Balances – June 30, 2018	178,633	$1,786	$4,232,672	$1,159,687	$5,394,145	$2,239	$5,396,384
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$162,360	$33,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	210,807	59,053
Gain on sale of property and equipment	(15,812)	(1,638)
Deferred income taxes	6,558	5,518
Other adjustments to reconcile net income to net cash provided by operating activities	(660)	3,885
Increase (decrease) in cash resulting from changes in:
Trade receivables	9,024	14,900
Income tax receivable	25,078	(2,874)
Accounts payable	(14,513)	(1,982)
Accrued liabilities and claims accrual	(6,263)	9,055
Other assets and liabilities	(667)	1,632
Net cash provided by operating activities	375,912	120,914
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	18,218	—
Purchases of held-to-maturity investments	(17,454)	—
Proceeds from sale of property and equipment, including assets held for sale	99,028	12,926
Purchases of property and equipment	(220,414)	(35,513)
Expenditures on assets held for sale	(19,497)	—
Abilene Acquisition, net of cash acquired	(101,693)	—
Other cash flows from investing activities	9,248	6,242
Net cash used in investing activities	(232,564)	(16,345)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(17,371)	—
Repayments on revolving lines of credit, net	(5,000)	(18,000)
Borrowings under accounts receivable securitization	15,000	—
Repayment of accounts receivable securitization	(105,000)	—
Proceeds from common stock issued	10,934	6,318
Dividends paid	(21,731)	(9,926)
Other cash flows from financing activities	(3,601)	(2,187)
Net cash used in financing activities	(126,769)	(23,795)
Net increase in cash, restricted cash, and equivalents	16,579	80,774
Cash, restricted cash, and equivalents at beginning of period	151,733	9,406
Cash, restricted cash, and equivalents at end of period	$168,312	$90,180

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,306	$138
Income taxes, net of refunds received	13,425	16,351
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$32,754	$396
Financing provided to independent contractors for equipment sold	3,084	1,172
Transfers from property and equipment to assets held for sale	48,806	14,920
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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. As of June 30, 2018, the Company's fleet of revenue equipment included 19,620 operational tractors (comprised of 16,076 company tractors and 3,544 independent contractor tractors), 69,490 trailers, and 9,117 intermodal containers. The Company's six reportable segments are Knight Trucking, Knight Logistics, Swift Truckload, Swift Dedicated, Swift Refrigerated, and Swift Intermodal.
2017 Merger
On September 8, 2017, the Company became Knight-Swift Transportation Holdings Inc. upon the effectiveness of the 2017 Merger. The Company accounted for the 2017 Merger using the acquisition method of accounting in accordance with GAAP. GAAP requires that either Knight or Swift is designated as the acquirer for accounting and financial reporting purposes ("Accounting Acquirer"). Based on the evidence available, Knight was designated as the Accounting Acquirer while Swift was the acquirer for legal purposes. For more information about the 2017 Merger, refer to Knight-Swift's Annual Report for the year ended December 31, 2017.
Abilene Acquisition
On March 16, 2018, the Company acquired all of the issued and outstanding equity interests of Abilene. Abilene's trucking and logistics businesses are included under the respective Knight segments. Please refer to Note 4 for more information about the Abilene Acquisition.
Basis of Presentation
The condensed consolidated financial statements and footnotes included in this Quarterly Report should be read in conjunction with the consolidated financial statements and footnotes included in Knight-Swift's Annual Report for the year ended December 31, 2017. The condensed consolidated financial statements in this Quarterly Report include the accounts of Knight-Swift Transportation Holdings Inc. and its subsidiaries. In management's opinion, these condensed consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair statement of the periods presented.
With respect to transactional/durational data, references to years pertain to calendar years. Similarly, references to quarters pertain to calendar quarters.
Note regarding comparability — Based on the structure of the 2017 Merger, the reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene and its subsidiaries on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's quarter and year-to-date June 30, 2018 results and prior periods may not be meaningful.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Changes in Presentation
The Company's quarter and year-to-date June 30, 2018 changes in presentation were attributed to impacts from adopting accounting pronouncements (refer to Note 2) and simplifying the presentation of the consolidated balance sheets and statements of cash flows by reclassifying immaterial line items into other line items as indicated below.
Balance Sheet — The amounts presented in the Company's Annual Report for the year ended December 31, 2017 were reclassified to align with the June 30, 2018 presentation in this Quarterly Report as follows:

•	"Equipment sales receivables" and "Notes receivable, net" were reclassified to "Other current assets."

•	"Notes receivable, long-term" and "Other long-term assets, restricted cash, and investments" were reclassified to "Other long-term assets."

•	"Long term debt – current portion" was reclassified to "Capital lease obligations and long-term debt – current portion."

•	"Dividend payable – current portion" was reclassified to "Accrued liabilities."
Statement of Cash Flows — The amounts presented in Knight's Quarterly Report for the second quarter of 2017 were reclassified to align with the presentation in this Quarterly Report as follows:

•
"Transportation Resource Partners impairment," "Income from investment in Transportation Resource Partners," "Non-cash compensation expense for issuance of common stock to certain members of the Board of Directors," "Provision for doubtful accounts and notes receivable," and "Stock-based compensation expense, net" were reclassified to "Other adjustments to reconcile net income to net cash provided by operating activities."

•	Changes in "Other current assets," "Prepaid expenses," and "Other long-term assets" were reclassified to "Other assets and liabilities."

•
"Proceeds from notes receivable," "Change in restricted investments," "Cash payments to Transportation Resource Partners," and "Cash proceeds from Transportation Resource Partners" were reclassified to "Other cash flows from investing activities."

•
"Shares withheld for employee taxes related to stock-based compensation," "Cash distribution to noncontrolling interest holder," and "Proceeds from exercise of stock options" were reclassified to "Other cash flows from financing activities."

Seasonality
In the transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand, customers reducing shipments following the holiday season, and inclement weather. At the same time, operating expenses generally increase, and tractor productivity of the Company's fleet, independent contractors, and third-party carriers decreases during the winter months due to decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. During this period, the profitability of the Company's operations is generally lower than during other parts of the year. Additionally, beginning in the latter half of the third quarter and continuing into the fourth quarter, the Company typically experiences surges pertaining to holiday shopping trends toward delivery of gifts purchased over the Internet, as well as the impact of shorter holiday seasons (Thanksgiving holiday recently falling closer to Christmas).

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
Adoption Method and Approach — The Company adopted ASC Topic 606 on January 1, 2018 by applying the modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings. Comparative information related to periods prior to January 1, 2018 continues to be reported under the legacy guidance in ASC Topic 605. Practical expedients used include: 1) applying the guidance only to contracts not yet completed as of January 1, 2018, 2) using the portfolio approach in evaluating and accounting for contract costs, 3) not disclosing remaining performance obligations since the duration is one year or less, and 4) expensing incremental contract costs as they are incurred since they would have otherwise been amortized over less than one year.
Revenue Disaggregation — Based on how economic factors affect the nature, amount, timing, and uncertainty of revenue or cash flows, management determined that revenues should be disaggregated by reportable segment. The required quantitative and qualitative disclosures are included in Note 16.
Contract Balances — $19.0 million and $17.0 million in-transit revenue balances are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets as of June 30, 2018 and January 1, 2018, respectively. The Company's contract liability balances as of June 30, 2018 and January 1, 2018 were immaterial.
Cumulative-effect Adjustment — The cumulative-effect adjustment to the Company's consolidated opening balance sheet included increases in "Trade receivables, net of allowance for doubtful accounts" of $17.0 million, in "Purchased transportation" of $9.7 million, in "Accrued liabilities" of $0.2 million, in "Deferred tax liabilities" of $1.8 million, and in "Retained earnings" of $5.3 million.
Current Period Impact of Adoption — The required quantitative disclosures regarding the current period impact of adopting ASC Topic 606 on the condensed consolidated income statement and balance sheet are presented below. The amounts are entirely attributed to the in-transit accrual from the Company recognizing revenue over time under ASC Topic 606, compared to recognizing revenue at a point in time under ASC Topic 605.

	Current Period Impact
	Increase (Decrease)
Income Statement	Quarter-to-Date	Year-to-Date
	June 30, 2018	June 30, 2018
	(in thousands)
Total revenue (1)	$1,743	$2,050
Total operating expenses (2)	1,542	1,553
Income tax expense	46	105
Net income attributable to Knight-Swift	$155	$392

(1)	Current period impact primarily pertains to "Revenue, excluding fuel surcharge."

(2)	Current period impact primarily pertains to "Purchased transportation."

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Current Period Impact
Balance Sheet	Increase (Decrease)
June 30, 2018
(in thousands)
Trade receivables, net of allowance for doubtful accounts	$19,042

Accrued payroll and purchased transportation	11,255
Accrued liabilities	219
Deferred tax liabilities	1,875

Retained earnings	$5,693

The Company's adoption of ASC Topic 606 did not materially affect basic earnings per share, diluted earnings per share, or cash flows from operations for the periods presented.
Accounting Policy — Under ASC Topic 606, revenue continues to be recognized on a gross basis, as the Company acts as the principal. The legally enforceable contract is evidenced by the bill of lading upon pickup at the shipper's location. The transaction price has no significant financing component and typically consists of cash consideration. Non-cash consideration is estimated at fair value at contract inception. The transaction price is entirely allocated to the only performance obligation, which is satisfied over time: transportation services. Accordingly, revenue is recognized over time, which is a change in the Company's past practice, resulting in an immaterial impact on the Company's results of operations. Management estimates the amount of revenue in transit at period end based on the number of days completed of the dispatch, which management believes to be a faithful depiction of the transfer of services. Significant judgments involved in applying ASC Topic 606 include measuring in-transit revenue and estimating the allowance for doubtful accounts. The allowance for doubtful accounts is reviewed quarterly, and is based on historical experience and known trends and uncertainties in account billing and collectability.
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

Impact of Adoption — As allowed by the amendments in ASU 2016-15, the Company elected to retrospectively apply the "Nature of Distribution" approach to classifying cash flows from its equity method investments. There were no other cash flow issues in ASU 2016-15 that impacted the Company's statement of cash flows presentation. The table below summarizes the impact on the year-to-date June 30, 2017 statement of cash flows of adopting ASU 2016-15 and ASU 2016-18.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Year-to-Date June 30, 2017
	As Reported	ASU 2016-15 Reclassifications	ASU 2016-18 Reclassifications	Adjusted
	(in thousands)
Other adjustments to reconcile net income to net cash provided by operating activities (1)	$662	$3,223	$—	$3,885
Net cash provided by operating activities	117,691	3,223	—	120,914

Other cash flows from investing activities (1)	9,376	(3,223)	89	6,242
Net cash used in investing activities	(13,211)	(3,223)	89	(16,345)

Net increase in cash, restricted cash, and equivalents	$80,685	$—	$89	$80,774
Cash, restricted cash, and equivalents at beginning of period	8,021	—	1,385	9,406
Cash, restricted cash, and equivalents at end of period	$88,706	$—	$1,474	$90,180

(1)
See Note 1 for line items that were previously separately presented, but are included in "Other adjustments to reconcile net income to net cash provided by operating activities" and "Other cash flows from investing activities" for the current period presentation.

Reconciliation of Cash, Restricted Cash, and Equivalents — In accordance with the amendments in ASU 2016-18, the following table reconciles cash, restricted cash, and equivalents per the condensed consolidated statements of cash flows to the condensed consolidated balance sheets.

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
	(In thousands)
Balance Sheets
Cash and cash equivalents	$115,494	$76,649	$88,706	$8,021
Cash and cash equivalents – restricted (1)	50,714	73,657	—	—
Other long-term assets (1)	2,104	1,427	1,474	1,385
Statements of Cash Flows
Cash, restricted cash, and equivalents	$168,312	$151,733	$90,180	$9,406

(1)	Amounts are primarily restricted for claims payments.
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
Current Period Impact of Adoption — As of June 30, 2018, the Company has not updated any estimated provisional amounts previously reported and is still evaluating the impact of the Tax Cuts and Jobs Act of 2017. Management will continue to assess its provision for income taxes as future guidance is issued but does not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.
Other ASUs
There were various other ASUs that became effective during the year-to-date June 30, 2018 period, which did not have a material impact on the Company's results of operations, financial position, cash flows, or disclosures.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 3 — Recently Issued Accounting Pronouncements, Not Yet Adopted

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
July 2018	2018-11: Leases (Topic 842): Targeted Improvements
The amendments in this ASU provide entities with an additional transition method for implementing ASC Topic 842, in which entities have the option to apply the new standard at the adoption date, recognizing a cumulative-effect adjustment to the opening balance of retained earnings. Comparative periods would not be restated, and would instead be presented under the legacy ASC Topic 840 guidance. Under certain conditions, the amendments in this ASU also provide lessors a practical expedient regarding separating nonlease components from the associated lease components if the nonlease components would otherwise be accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.
			January 2019, Modified retrospective	Not yet known nor reasonably estimable (1)
July 2018	2018-10: Leases (Topic 842): Codification improvements
The amendments in this ASU contain several FASB Codification improvements for ASC Topic 842, including several implementation issues. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.
			January 2019, Modified retrospective	Not yet known nor reasonably estimable (1)
June 2018	2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
The amendments in this ASU expand the scope of ASC Topic 718 to include share-based payments to nonemployees, and for public business entities include 1) measuring awards to nonemployees at grant-date fair value, 2) measuring awards to nonemployees at the grant date, 3) for awards with performance conditions granted to nonemployees, assessing the probability of satisfying performance conditions when measuring such awards, and 4) generally subjecting equity-classified awards to the requirements of ASC Topic 718, eliminating the requirement to reassess classification upon vesting. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.
			January 2019, Modified retrospective	Currently under evaluation, but not expected to be material
January 2018	2018-01: Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842
The amendments in this ASU permit entities to elect to exclude land easements which were not previously recorded as leases from the evaluation related to the adoption of ASC Topic 842. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.
			January 2019, Modified retrospective	Not yet known nor reasonably estimable (1)
February 2016	2016-02: Leases (Topic 842)
The new standard requires lessees to recognize assets and liabilities arising from both operating and financing leases on the balance sheet. Lessor accounting for leases is largely unaffected. For public business entities, the new standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.
			January 2019, Modified retrospective	Not yet known nor reasonably estimable (1)

(1)
ASC Topic 842, Leases — The Company established an ASC Topic 842 implementation team, which includes support from external experts, to evaluate and implement the standard. The Company has also established a timeline and selected a software solution for implementing the new standard. Management is currently in the diagnostic phase of determining the financial and business impacts of implementing the new standard, including identifying the lease population, reviewing a sample of lease agreements, and developing a preliminary assessment. Based on the information currently available from the diagnostic phase, management cannot yet determine the quantitative impact on the financial statements; however, the impact is expected to be material. Since management is continuing to evaluate the impact of ASC Topic 842, disclosures around preliminary assessments are subject to change.

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
The purchase price allocation for the 2017 Merger is open for adjustments and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, pending the finalization of certain contingent liabilities and the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed and assessment of other tax related items. Management expects that, as more information is obtained, the purchase price allocation may change. Any future adjustments to the purchase price allocation, including changes within identifiable intangible assets or estimation uncertainty impacted by market conditions, may impact future net earnings. The purchase price allocation adjustments can be made through the end of the measurement period, which is not to exceed one year from the acquisition date.
During the second quarter of 2018, the Company adjusted its purchase price allocation for new information obtained related to certain legal matters that were outstanding as of the 2017 Merger closing date, reflecting a $2.8 million increase in "Goodwill," a $4.5 million increase in "Accrued liabilities," and a $1.7 million decrease in "Deferred tax liabilities" in the September 9, 2017 opening balance sheet.
Abilene Acquisition
On March 16, 2018, the Company purchased 100.0% of the equity interests of Abilene. Abilene is a diversified truckload carrier located in Richmond, Virginia operating throughout the US and Canada.
The total consideration of $103.3 million consisted of approximately $80.5 million in cash consideration to the sellers, plus approximately $22.8 million for debt payoffs. The Company funded the Abilene Acquisition through cash-on-hand and borrowing on the Revolver on the date of the transaction. At closing, $7.0 million of the purchase price was placed in escrow to secure the sellers' indemnification obligations and an additional $4.5 million of the purchase price was placed in escrow in respect of certain tax obligations of the sellers. The purchase price remains subject to further adjustments, including a post-closing true-up.
The equity purchase agreement included an election under the Internal Revenue Code Section 338(h)(10). Accordingly, the book and tax basis of the acquired assets and liabilities are the same as of the purchase date. The equity purchase agreement contains customary representations, warranties, covenants, and indemnification provisions.
The results of the acquired business have been included in the condensed consolidated financial statements since the date of acquisition and represent 1.9% and 1.1% of consolidated total revenue, and 3.0% and 1.7% of consolidated net income attributable to Knight-Swift for the quarter and year-to-date June 30, 2018 periods, respectively. The acquired business also represented 1.5% of consolidated total assets as of June 30, 2018. The Company recorded approximately $0.2 million of acquisition-related expenses, which are included within "Miscellaneous operating expenses" in the condensed consolidated income statement for the year-to-date June 30, 2018 period. This includes immaterial related expenses recorded during the second quarter of 2018.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table summarizes the fair value of the consideration transferred as of the acquisition date, including any adjustments during the second quarter of 2018:

	March 16, 2018 Opening Balance Sheet as Reported at March 31, 2018	Adjustments	Adjusted March 16, 2018 Opening Balance Sheet as Reported at June 30, 2018
	(in thousands)
Fair value of the consideration transferred	$103,223	$124	$103,347

Cash	1,654	—	1,654
Trade receivables	11,745	437	12,182
Other assets	7,785	807	8,592
Property and equipment	41,403	—	41,403
Identifiable intangible assets (1)	23,000	—	23,000
Total assets	85,587	1,244	86,831

Accounts payable	1,959	1,033	2,992
Accrued liabilities	2,419	4,821	7,240
Claims accruals	230	—	230
Total liabilities	4,608	5,854	10,462

Goodwill	$22,244	$4,734	$26,978

(1)	Includes a $17.7 million customer relationship and a $5.3 million trade name.
Consolidated Pro Forma Information
The following unaudited pro forma information combines the historical operations of Knight, Swift, and Abilene giving effect to the 2017 Merger, Abilene Acquisition, and related transactions as if they had been consummated on January 1, 2017, the beginning of the comparative periods presented.

	Quarter-to-Date June 30,	Year-to-Date June 30,
	2017	2018	2017
	(in thousands, except per share data)
Total revenue	$1,290,482	$2,622,456	$2,547,119
Net income attributable to Knight-Swift	50,028	162,222	67,589
Earnings per share – diluted	0.28	0.90	0.38

The unaudited pro forma condensed combined financial information has been presented for comparative purposes only and includes certain adjustments such as recognition of assets acquired at estimated fair values and related depreciation and amortization, elimination of transaction costs incurred by Knight, Swift, and Abilene during the periods presented that were directly related to the 2017 Merger and the Abilene Acquisition, and related income tax effects of these items. As a result of the 2017 Merger, Knight and Swift incurred certain merger-related expenses, including professional legal and advisory fees, acceleration of share-based compensation, bonus incentives, severance payments, filing fees, and other miscellaneous expenses. These merger-related expenses for both Knight and Swift totaled $11.2 million and $14.4 million during the quarter and year-to-date June 30, 2017 periods, respectively, and are eliminated from presentation of the unaudited pro forma net income presented above.The acquisition-related expenses that Knight incurred from the Abilene Acquisition, discussed above, are eliminated from presentation of the unaudited pro forma net income presented above.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Restricted Investments, Held to Maturity
The following tables present the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments, held to maturity:

	June 30, 2018
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
United States corporate securities	$15,205	$—	$(14)	$15,191
Municipal bonds	5,013	—	(1)	5,012
Negotiable certificate of deposits	1,280	—	—	1,280
Restricted investments, held to maturity	$21,498	$—	$(15)	$21,483

	December 31, 2017
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
United States corporate securities	$15,982	$—	$(14)	$15,968
Municipal bonds	4,970	—	(10)	4,960
Negotiable certificate of deposits	1,280	—	—	1,280
Restricted investments, held to maturity	$22,232	$—	$(24)	$22,208

As of June 30, 2018, the contractual maturities of the restricted investments, held to maturity, were one year or less. There were 28 securities and 32 securities that were in an unrealized loss position for less than twelve months as of June 30, 2018 and December 31, 2017, respectively. The Company did not recognize any impairment losses during the quarter and year-to-date June 30, 2018 periods.
Refer to Note 14 for additional information regarding fair value measurements of the Company's investments.

Note 6 — Assets Held for Sale
The Company expects to sell its assets held for sale within the next twelve months. Revenue equipment held for sale totaled $36.3 million and $25.2 million as of June 30, 2018 and December 31, 2017, respectively. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the condensed consolidated income statements were:

•	$9.1 million and $0.8 million, for the quarter-to-date June 30, 2018 and 2017 periods, respectively, and

•	$16.6 million and $1.6 million, for the year-to-date June 30, 2018 and 2017 periods, respectively.
The Company's net carrying value of land and facilities classified as held for sale in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 was zero.
The Company did not recognize any impairment losses related to assets held for sale during the June 30, 2018 or 2017 quarter and year-to-date periods.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In thousands)
Goodwill, balance at December 31, 2017	$2,887,867
Amortization relating to deferred tax assets	(11)
Abilene Acquisition (1)	26,978
2017 Merger — September 9, 2017 opening balance sheet adjustment (2)	2,750
Goodwill, balance at June 30, 2018	$2,917,584

(1)
The goodwill associated with the Abilene Acquisition was allocated to the Knight Trucking segment. See Note 4 regarding the amount attributed to adjustments to the March 17, 2018 opening balance sheet.

(2)
The goodwill adjustment associated with the 2017 Merger resulted in a $3.6 million increase, a $1.1 million increase, and a $1.9 million decrease in goodwill allocated to the Swift Truckload, Swift Dedicated, and Swift Refrigerated segments, respectively. See Note 4 regarding the nature of the adjustment.

There were no goodwill impairments recorded during the June 30, 2018 or 2017 quarter and year-to-date periods.
Other Intangible Assets
Other intangible asset balances were as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Customer relationships and non-compete:
Gross carrying amount (1)	$837,900	$820,200
Accumulated amortization	(35,693)	(14,497)
Customer relationships and non-compete, net	$802,207	$805,703
Trade names:
Gross carrying amount (1)	640,500	635,200
Intangible assets, net	$1,442,707	$1,440,903

(1)	The increases in the gross carrying amounts of intangible assets are related to the Abilene Acquisition and are discussed in Note 4.
The Company's customer relationship intangible assets related to the Abilene Acquisition are being amortized over a weighted average period of 20.0 years.
As of June 30, 2018, management anticipates that the composition and amount of amortization associated with intangible assets will be $21.4 million for the remainder of 2018, $42.7 million for each of the years 2019 through 2021, and $42.6 million in 2022. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 8 — Income Taxes
Effective Tax Rate — The quarter-to-date June 30, 2018 and June 30, 2017 effective tax rates were 22.9% and 37.6%, respectively. The decrease was primarily a result of the Tax Cuts and Jobs Act of 2017. The Company recognized stock compensation deductions as a discrete item during the quarters ended June 30, 2018 and June 30, 2017.
The year-to-date June 30, 2018 and June 30, 2017 effective tax rates were 22.1% and 36.7%, respectively. The decrease was primarily a result of the Tax Cuts and Jobs Act of 2017. The Company recognized discrete items relating to stock compensation deductions and a favorable audit settlement of nondeductible penalties during the year-to-date June 30, 2018 period. The Company also recognized stock compensation deductions as a discrete item during the year-to-date June 30, 2017 period.
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
Unrecognized Tax Benefits — The Company does not anticipate a decrease of unrecognized tax benefits during the next twelve months.
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits as of June 30, 2018 and December 31, 2017 were approximately $0.6 million and $0.3 million, respectively.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by various state and federal jurisdictions for tax years ranging from 2011 through 2016. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2012 remain subject to examination.

Note 9 — Accounts Receivable Securitization
2015 RSA — The 2015 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets. As of June 30, 2018, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
Based on eligible receivables at June 30, 2018, the Company's borrowing base for the 2015 RSA was $297.1 million, while outstanding borrowings included in "Accounts receivable securitization" in the condensed consolidated balance sheets were $215.0 million. Outstanding letters of credit, which reduce the availability under the 2015 RSA, were $70.7 million at June 30, 2018. Based on eligible receivables at December 31, 2017, the Company's borrowing base for the 2015 RSA was $317.6 million, while outstanding borrowings included in "Accounts receivable securitization" in the condensed consolidated balance sheets were $305.0 million. There were no outstanding letters of credit related to the 2015 RSA at December 31, 2017.
As of June 30, 2018 and December 31, 2017, interest accrued on the 2015 RSA's aggregate principal balance at a rate of 2.7% and 2.1%, respectively. Program fees and unused commitment fees are recorded in "Interest expense" in the condensed consolidated income statements. The Company incurred program fees of $2.0 million and $4.0 million related to the 2015 RSA during the quarter and year-to-date June 30, 2018 periods, respectively.
The 2015 RSA is subject to customary fees and contains various customary affirmative and negative covenants, representations and warranties, and default and termination provisions. The Company was in compliance with these covenants as of June 30, 2018. Collections on the underlying receivables by the Company are held for the benefit of Swift Receivables Company II, LLC ("SRCII") and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
Refer to Note 14 for information regarding the fair value of the 2015 RSA.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Subsequent Event: 2018 RSA — On July 11, 2018, SRCII, a wholly-owned subsidiary of the Company, entered into the 2018 RSA, which further amends the 2015 RSA. The parties to the 2018 RSA are SRCII as the seller, Swift Transportation Services, LLC as the servicer, the various conduit purchasers, the various related committed purchasers, the various purchaser agents, the various letters of credit participants, and PNC Bank, National Association as the issuing bank for letters of credit and as administrator. Pursuant to the related Purchase and Sale Agreement and together with the 2018 RSA, the Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to SRCII. In turn, SRCII sells a variable percentage ownership interest in the eligible accounts receivable to the various purchasers.
The following table summarizes the key differences between the 2018 RSA and the 2015 RSA (dollars in thousands):

	2018 RSA	2015 RSA
Effective date	July 11, 2018	December 10, 2015
Final maturity date	July 11, 2021	January 10, 2019
Borrowing capacity	$325,000	$400,000
Accordion option (1)	$175,000	$75,000
Unused commitment fee rate (2)	20 to 40 basis points	35 basis points
Program fees on outstanding balances (3)	one-month LIBOR + 80 to 100 basis points	one-month LIBOR + 90 basis points

(1)	The accordion option increases the maximum borrowing capacity, subject to participation of the purchasers.

(2)	The 2018 RSA commitment fee rate is based on the percentage of the maximum borrowing capacity utilized.

(3)	The 2018 RSA program fee is based on the Company's consolidated total net leverage ratio.

Note 10 — Purchase Commitments
As of June 30, 2018, the Company had outstanding commitments to acquire revenue equipment in 2018 of $506.6 million ($468.9 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, capital leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of June 30, 2018, the Company had outstanding purchase commitments to acquire facilities and non-revenue equipment in the of remainder of 2018 of $4.2 million, in 2019 and 2020 of $3.3 million, in 2021 of $0.1 million, and none thereafter.
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
The Company has made accruals with respect to its legal matters where appropriate, which are reflected in the condensed consolidated financial statements. The Company has recorded an aggregate accrual of approximately $87.9 million relating to the Company's outstanding legal proceedings as of June 30, 2018.
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
Recent Developments and Current Status
On August 29, 2017, the parties in the Slack case reached a settlement; however, the parties are currently disputing the scope of the settlement release. There have been no significant developments in the matter during the first half of 2018. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued.

California Wage, Meal, and Rest Class Actions
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
Recent Developments and Current Status
The parties have reached a tentative settlement of the matter. As such, the likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued.

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
Recent Developments and Current Status
In January 2017, the district court issued an order finding that the plaintiffs had signed contracts of employment and thus the case could properly proceed in court, instead of arbitration. Swift has appealed this decision to the Ninth Circuit Court of Appeals and the parties have discussed settlement. There were no significant developments during the first half of 2018. Based on the above, the likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued.

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
Recent Developments and Current Status
In October 2016, the arbitrator ruled that approximately 1,300 Central Refrigerated Service, Inc. drivers should have been classified as employees, not independent contractors. The arbitrator ruled that damages could ultimately be assessed in a collective proceeding and denied Swift's motion to decertify the collective proceeding. On April 14, 2017, the parties reached a settlement of the matter. On April 3, 2018, the court granted final approval of the settlement and the Company paid the settlement in the second quarter of 2018.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Share Repurchase Plans
On June 1, 2018, the Board approved the repurchase of up to $250.0 million of the Company's outstanding common stock (the "Knight-Swift Repurchase Plan"). With the adoption of the Knight-Swift Repurchase Plan, the Company terminated the $150.0 million repurchase plan approved by Swift's board of directors in February 2016 (the "Swift Repurchase Plan") which was prior to the 2017 Merger. When terminated, the Swift Repurchase Plan had approximately $62.9 million in remaining authorized purchases. During the quarter and year-to-date June 30, 2018 periods, the Company has purchased no shares of its common stock under the Knight-Swift Repurchase Plan, and as such $250.0 million in authorized purchases remained as of June 30, 2018. Subsequent to June 30, 2018, the Company repurchased 2.0 million shares for $66.1 million under the Knight-Swift Repurchase Plan, leaving $183.9 million available as of August 6, 2018.

Note 13 — Weighted Average Shares Outstanding
Basic and diluted earnings per share, as presented in the condensed consolidated income statements, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2018	2017	2018	2017
	(In thousands)
Basic weighted average common shares outstanding	178,451	80,520	178,307	80,416
Dilutive effect of equity awards	947	829	1,014	860
Diluted weighted average common shares outstanding	179,398	81,349	179,321	81,276
Anti-dilutive shares excluded from diluted earnings per share (1)	47	379	57	312

(1)
Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of Knight-Swift's common stock for the quarter and year-to-date June 30, 2018 periods and Knight's common stock for the quarter and year-to-date June 30, 2017 periods.

Note 14 — Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of June 30, 2018 and December 31, 2017, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
The tables below exclude certain financial instruments. The excluded financial instruments are as follows: cash and cash equivalents, restricted cash, net accounts receivable, income tax refund receivable, and accounts payable. The estimated fair values of these financial instruments approximate their carrying values as they are short-term in nature. Additionally, for notes payable under revolving lines of credit, fair value approximates the carrying value due to the variable interest rate. For capital leases, the carrying value approximates the fair value, as the Company's capital leases are structured to amortize in a manner similar to the depreciation of the underlying assets. All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Financial Assets — The carrying amounts and estimated fair values of the Company's financial assets are included in Note 5 for restricted investments, held to maturity and under "Recurring Fair Value Measurements" below for other investments.

Financial Liabilities —The following table presents the carrying amounts and estimated fair values of the Company's financial liabilities:

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Term Loan, due October 2020 (1)	$364,473	$365,000	$364,355	$365,000
2015 RSA, due January 2019	215,000	215,000	305,000	305,000
Revolver, due October 2022	120,000	120,000	125,000	125,000

(1)
The carrying amount of the Term Loan is included in "Long-term debt, less current portion," and is net of $0.5 million and $0.6 million in deferred loan costs as of June 30, 2018 and December 31, 2017, respectively.

The estimated fair values of the Company's financial instruments as of June 30, 2018 and December 31, 2017 represent management's best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects management's own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.
The following summary presents a description of the methods and assumptions used to estimate the fair value of each class of financial instrument.
Restricted Investments, Held to Maturity — The estimated fair value of the Company's restricted investments, held to maturity, is based on quoted prices in active markets that are readily and regularly obtainable. See Note 5 for additional disclosures regarding restricted investments, held to maturity.
Term Loan — The estimated fair value of the Term Loan approximates the face value.
Securitization of Accounts Receivable — The Company's securitization of accounts receivable consists of borrowings outstanding pursuant to the 2015 RSA as of June 30, 2018 and December 31, 2017, as discussed in Note 9. The estimated fair value of the 2015 RSA approximates the face value.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Recurring Fair Value Measurements — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a recurring basis as of June 30, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value (1)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of June 30, 2018
Money market funds	$2,104	$2,104	$—	$—
Debt securities – municipal securities	1,749	—	1,749	—
As of December 31, 2017
Money market funds	$1,427	$1,427	$—	$—
Debt securities – municipal securities	1,887	—	1,887	—

(1)
The money market funds and debt securities are trading securities and are restricted to meet statutory requirements. The carrying value, included within "Other long-term assets" in the Company's condensed consolidated balance sheets, approximates the estimated fair value.

As of June 30, 2018 and December 31, 2017, there were no liabilities on the condensed consolidated balance sheets estimated at fair value that were measured on a recurring basis.
Nonrecurring Fair Value Measurements — As of June 30, 2018 and December 31, 2017, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.
As of June 30, 2018, the Company had no major categories of assets estimated at fair value that were measured on a nonrecurring basis. The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of December 31, 2017:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses
	(In thousands)
As of December 31, 2017
Software (1)	$—	$—	$—	$—	$(16,746)
Equipment (2)	350	—	—	350	(98)

(1)
The Company terminated the implementation of Swift's enterprise resource planning system in 2017. The related impairment loss was included in "Impairments" within operating income in the consolidated income statement (within Swift's non-reportable segments).

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 15 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	Quarter-to-Date June 30,				Year-to-Date June 30,
	2018		2017		2018		2017
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight	Received by Knight	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight	Received by Knight
	(In thousands)
Freight Services:
Central Freight Lines (1)	$—	$—	$—	$—	$427	$—	$—	$—
SME Industries (1)	198	—	—	—	447	—	—	—
Total	$198	$—	$—	$—	$874	$—	$—	$—
Facility and Equipment Leases:
Central Freight Lines (1)	$227	$93	$—	$—	$468	$185	$—	$—
Other Affiliates (1)	5	—	—	—	11	—	—	—
Total	$232	$93	$—	$—	$479	$185	$—	$—
Other Services:
Updike Distribution and Logistics (2)	$9	$—	$619	$—	$554	$—	$1,188	$—
Other Affiliates (1)	9	751	9	—	18	1,354	18	—
Total	$18	$751	$628	$—	$572	$1,354	$1,206	$—

(1)
Entities affiliated with Board member Jerry Moyes include Central Freight Lines, SME Industries, DPF Mobile, and Compensi Services. Transactions with these entities that are controlled by and/or are otherwise affiliated with Jerry Moyes, include freight services, facility leases, equipment sales, and other services.

•	Freight Services Provided by Knight-Swift — The Company charges each of these companies for transportation services.

•	Other Services Provided by Knight-Swift — Other services provided by the Company to the identified related parties include equipment sales and miscellaneous services.

•
Other Services Received by Knight-Swift — Consulting fees, tractor maintenance costs, and certain third-party payroll and employee benefits administration services from the identified related parties are included in other services received by the Company.

In conjunction with Swift's September 8, 2016 announcement that Jerry Moyes would retire from his position as Chief Executive Officer effective December 31, 2016, Swift entered into an agreement with Mr. Moyes to memorialize the terms of his retirement, which was assumed by Knight-Swift. Swift contracted with Mr. Moyes to serve as a non-employee consultant from January 1, 2017 through December 31, 2019, during which time Swift pays Mr. Moyes a monthly consulting fee in cash.
The following is a rollforward of the accrued liability for the consulting fees:

(In thousands)
Accrued consulting fees – Jerry Moyes, balance at December 31, 2017 (1a)	$4,450
Additions to accrual	—
Less: payments	(1,025)
Accrued consulting fees – Jerry Moyes, balance at June 30, 2018 (1a)	$3,425

(1a)	The balance is included in "Other long-term liabilities" (noncurrent) and "Accrued liabilities" (current) in the condensed consolidated balance sheets, based on the timing of the expected payments.

(2)
Knight has an arrangement with Updike Distribution and Logistics, a company that is owned by the father and three brothers of Executive Vice President of Sales and Marketing, James Updike, Jr. The arrangement allows Updike Distribution and Logistics to purchase fuel from Knight's vendors at cost, plus an administrative fee.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Receivables and payables pertaining to related party transactions were:

	June 30, 2018		December 31, 2017
	Receivable	Payable	Receivable	Payable
	(In thousands)
Central Freight Lines	$22	$—	$213	$—
SME Industries	61	—	79	—
Total	$83	$—	$292	$—

Note 16 — Information by Segment and Geography
Segment Information
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

•
Knight Logistics — The Knight Logistics segment is primarily comprised of brokerage and intermodal operations. Knight also provides logistics freight management and other non-trucking services through its Knight Logistics business.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following tables present the Company's financial information by segment:

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2018	2017	2018	2017
Revenue:	(In thousands)
Knight – Trucking	$294,699	$220,323	$549,667	$439,013
Knight – Logistics	78,434	54,867	145,611	109,055
Swift – Truckload	421,921	—	851,177	—
Swift – Dedicated	160,874	—	313,190	—
Swift – Refrigerated	204,338	—	405,162	—
Swift – Intermodal	112,662	—	216,776	—
Subtotal	$1,272,928	$275,190	$2,481,583	$548,068
Non-reportable segments	76,922	—	154,778	—
Intersegment eliminations	(18,167)	(1,947)	(33,546)	(3,643)
Total revenue	$1,331,683	$273,243	$2,602,815	$544,425

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2018	2017	2018	2017
Operating income (loss):	(In thousands)
Knight – Trucking	$56,582	$25,762	$97,380	$46,022
Knight – Logistics	4,108	2,648	7,690	5,026
Swift – Truckload	45,787	—	80,596	—
Swift – Dedicated	20,691	—	35,893	—
Swift – Refrigerated	3,597	—	13,039	—
Swift – Intermodal	4,166	—	8,002	—
Subtotal	$134,931	$28,410	$242,600	$51,048
Non-reportable segments	(10,689)	—	(24,614)	—
Operating income	$124,242	$28,410	$217,986	$51,048

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2018	2017	2018	2017
Depreciation and amortization of property and equipment:	(In thousands)
Knight – Trucking	$30,439	$27,915	$58,791	$56,126
Knight – Logistics	1,260	1,331	2,427	2,677
Swift – Truckload	25,906	—	52,711	—
Swift – Dedicated	12,383	—	24,689	—
Swift – Refrigerated	9,966	—	19,562	—
Swift – Intermodal	2,917	—	5,681	—
Subtotal	$82,871	$29,246	$163,861	$58,803
Non-reportable segments	12,877	—	25,750	—
Depreciation and amortization of property and equipment	$95,748	$29,246	$189,611	$58,803

Geographical Information
In the aggregate, total revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for the quarter and year-to-date June 30, 2018 and 2017 periods. Additionally, long-lived assets on the Company's foreign subsidiary balance sheets were less than 5.0% of consolidated total assets as of June 30, 2018 and December 31, 2017.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

•	any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items,

•	any statement of plans, strategies, and objectives of management for future operations,

•	any statements concerning proposed acquisition plans, new services or developments,

•	any statements regarding future economic conditions or performance, and

•	any statements of belief and any statements of assumptions underlying any of the foregoing.
In this Quarterly Report, forward-looking statements include statements we make concerning:

•	the ability of our infrastructure to support future growth, whether we grow organically or through potential acquisitions,

•	the future impact of the 2017 Merger and the Abilene Acquisition, including achievement of anticipated synergies,

•	the flexibility of our model to adapt to market conditions,

•	our ability to recruit and retain qualified driving associates,

•	future safety performance,

•	future dedicated and refrigerated performance,

•	our ability to gain market share,

•	our ability and desire to expand our brokerage and intermodal operations,

•	future equipment prices, our equipment purchasing plans, and our equipment turnover (including expected tractor trade-ins),

•	our ability to sublease equipment to independent contractors,

•	the impact of pending legal proceedings,

•	the expected freight environment, including freight demand and volumes,

•	economic conditions, including future inflation and consumer spending,

•	our ability to obtain favorable pricing terms from vendors and suppliers,

•	expected liquidity and methods for achieving sufficient liquidity,

•	future fuel prices,

•	future expenses and our ability to control costs,

•	future third-party service provider relationships and availability,

•	future contracted pay rates with independent contractors and compensation arrangements with driving associates,

•	our expected need or desire to incur indebtedness,

•	expected sources of liquidity for capital expenditures and allocation of capital,

•	expected capital expenditures,

•	future mix of owned versus leased revenue equipment,

•	future asset utilization,

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•	future capital requirements,

•	future return on capital,

•	future tax rates,

•	future share repurchases,

•	our intention to pay dividends in the future,

•	future trucking industry capacity,

•	future rates,

•	future depreciation and amortization,

•	expected tractor and trailer fleet age,

•	political conditions and regulations, including future changes thereto,

•	future purchased transportation expense, and

•	others.
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "objective," "continue," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A. "Risk Factors" in our Quarterly Report for the quarterly period ended March 31, 2018, Part I, Item 1A "Risk Factors" in our 2017 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Executive Summary
Company Overview
2017 Merger — On September 8, 2017, the Company became Knight-Swift Transportation Holdings Inc. upon the effectiveness of the 2017 Merger. Immediately upon the consummation of the 2017 Merger, former Knight stockholders and former Swift stockholders owned approximately 46.0% and 54.0%, respectively, of the Company. Upon closing of the 2017 Merger, the shares of Knight common stock that previously traded under the ticker symbol "KNX" ceased trading and were delisted from the NYSE. Our shares of common stock commenced trading on the NYSE on a post-reverse split basis under the ticker symbol "KNX" on September 11, 2017.
The Company accounted for the 2017 Merger using the acquisition method of accounting in accordance with GAAP. GAAP requires that either Knight or Swift is designated as the acquirer for accounting and financial reporting purposes ("Accounting Acquirer"). Based on the evidence available, Knight was designated as the Accounting Acquirer while Swift was the acquirer for legal purposes. For more information about the 2017 Merger refer to Knight-Swift's Annual Report for the year ended December 31, 2017.
Abilene Acquisition — On March 16, 2018 the Company acquired all of the issued and outstanding equity interests of Abilene. Please refer to Note 4 in Part I, Item 1 of this Quarterly Report for more information about the Abilene Acquisition.
Segments — Our six reportable segments are Knight Trucking, Knight Logistics, Swift Truckload, Swift Dedicated, Swift Refrigerated, and Swift Intermodal. Additionally, Swift has various non-reportable segments. Refer to Note 16 in Part I, Item 1 of this Quarterly Report for descriptions of our segments.
Revenue — We offer a broad range of full truckload, intermodal, brokerage, and logistics services through our nationwide network of terminals in the US and Mexico to serve customers throughout North America. In addition to operating the nation's largest fleet, we also have contractual access to thousands of third-party capacity providers. Our objective is to operate our trucking and logistics businesses with industry-leading margins and growth while providing safe, high-quality, cost-effective solutions for our customers.

•
Our trucking services include dry van, refrigerated, dedicated, drayage, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base. We primarily generate revenue, excluding fuel surcharge by transporting freight for our customers through our trucking services in our Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated segments.

•
Our brokerage and intermodal operations provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics, freight management, and other non-trucking services. Revenue, excluding fuel surcharge in our brokerage and intermodal operations is generated through our Knight Logistics and Swift Intermodal segments.

•
Our Swift non-reportable segments generate revenue, excluding fuel surcharge by providing freight management, sourcing, and other non-trucking services (such as repair and maintenance shop services and used equipment sales and leasing to independent contractors, as well as third parties).

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

Expenses — Our most significant expenses vary with miles traveled and include fuel, driving associate-related expenses (such as wages and benefits), and services purchased from independent contractors and other transportation providers (such as railroads, drayage providers, and other trucking companies). Maintenance and tire expenses, as well as the cost of insurance and claims generally vary with the miles we travel, but also have a controllable component based on safety improvements, fleet age, efficiency, and other factors. Our primary fixed costs are depreciation and lease expense for revenue equipment and terminals, amortization of intangible assets, interest expense, and non-driver employee compensation.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Operating Statistics — We measure our consolidated and segment results through certain operating statistics, which are discussed under "Results of Operations — Segments — Operating Statistics," below. Our results are affected by various economic, industry, operational, regulatory, and other factors, which are discussed in detail in "Part I, Item 1A. Risk Factors," in our 2017 Annual Report, and supplemented in Part II, Item 1A of our Quarterly Report for the first quarter of 2018, as well as in various disclosures in our press releases, stockholder reports, and other filings with the SEC.
Financial Overview

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2018	2017	2018	2017
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,331,683	$273,243	$2,602,815	$544,425
Revenue, excluding fuel surcharge	$1,169,748	$247,022	$2,293,920	$492,002
Net income attributable to Knight-Swift	$91,323	$17,970	$161,687	$32,847
Diluted EPS	$0.51	$0.22	$0.90	$0.40
Operating Ratio	90.7%	89.6%	91.6%	90.6%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift (1)	$99,632	$20,577	$178,337	$35,454
Adjusted EPS (1)	$0.56	$0.25	$0.99	$0.44
Adjusted Operating Ratio (1)	88.5%	86.8%	89.6%	88.8%

Revenue equipment:
Average tractors (2)	19,249	4,601	19,447	4,638
Average trailers	70,413	12,310	71,294	12,377
Average containers	9,119	—	9,120	—

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

(2)
Reflects operational tractors, including company tractors and tractors owned by independent contractors, within the Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated segments for the quarter and year-to-date June 30, 2018 periods, and within Knight Trucking for the quarter and year-to-date June 30, 2017 periods.

Recent Consolidated Results of Operations and Quarter-End Financial Condition

Trends and Outlook — During the second quarter of 2018, the US gross domestic product reached its highest level since 2014, and third-party forecasts indicate that it will continue to grow throughout 2018 and into 2019. Additionally, the US economy experienced a surge in its annual growth rate, primarily due to exporters shipping products earlier to avoid upcoming tariffs, as well as consumers spending more as a result of tax relief from the Tax Cuts and Jobs Act of 2017. Inventory levels across the US supply chain, which were in a surplus position in prior years, have recently become more balanced. The three main sources of freight demand, which are consumer spending, construction, and manufacturing, continue to show signs of growth.
Driver sourcing continues to be a headwind for the trucking industry, as, among other market factors, the national unemployment rate has reached a historical low, truck safety regulations have increased (including Electronic Logging Device ("ELD") regulations), and competition has increased for driving academy graduates and experienced hires.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Our financial results for the first half of 2018 were encouraging, as we saw the results of our continuing synergy efforts, as well as the continued impacts of favorable market dynamics in terms of freight demand and constrained trucking capacity. Given the strength in the freight market, as well as inflationary pressures related to driver wages, purchased transportation, and other costs, we expect to continue to see rate increases in our contract business throughout 2018. In this environment, we will continue to monitor the markets in order to maximize both service to our customers and yield, as well as evaluate acquisition candidates, share repurchases, and other opportunities that create value for our stockholders and further advance our long-term strategies.
Note: The reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's quarter and year-to-date June 30, 2018 results and prior periods may not be meaningful.
Comparison Between the Quarter-to-Date June 30, 2018 and 2017 Periods — The $73.4 million increase in net income attributable to Knight-Swift to $91.3 million during the second quarter of 2018 from $18.0 million in the second quarter of 2017 includes the following:

•
$32.3 million increase in Knight's operating income, primarily due to the Knight Trucking segment's results, which are discussed within "Segment Review," below. The increase in revenue, excluding fuel surcharge and intersegment transactions, was partially offset by an increase in driving associate-related costs.

•
$63.6 million in operating income from Swift's results for the second quarter of 2018, which included $10.3 million in amortization expense related to the intangible assets recorded in the 2017 Merger.

•
$16.4 million increase in income tax expense. The increase was primarily due to inclusion of Swift's results for the second quarter of 2018, and was partially offset by impacts from the Tax Cuts and Jobs Act of 2017, which among other things, reduced the Company's federal corporate income tax rate from 35.0% to 21.0%. As such, the effective tax rate decreased to 22.9% in the second quarter of 2018 from 37.6% in the second quarter of 2017.

•	$7.1 million increase in interest expense, due to the inclusion of Swift's debt and capital lease balances during the second quarter of 2018.
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — The $128.8 million increase in net income attributable to Knight-Swift to $161.7 million during the year-to-date June 30, 2018 period from $32.8 million during the same period last year includes the following:

•
$54.0 million increase in Knight's operating income, primarily due to the Knight Trucking segment's results, which are discussed within "Segment Review," below. The increase in revenue, excluding fuel surcharge and intersegment transactions, was partially offset by an increase in driving associate-related costs.

•
$112.9 million in operating income from Swift's results for the year-to-date June 30, 2018 period, which included $20.7 million in amortization expense related to the intangible assets recorded in the 2017 Merger.

•
$27.1 million increase in income tax expense. The increase was primarily due to inclusion of Swift's results for year-to-date June 30, 2018 period, and was partially offset by impacts from the Tax Cuts and Jobs Act of 2017. As such, the effective tax rate decreased to 22.1% in the the year-to-date June 30, 2018 period from 36.7% in the same period last year.

•	$13.8 million increase in interest expense, due to the inclusion of Swift's debt and capital lease balances during the year-to-date June 30, 2018 period.
See additional discussion of our operating results within "Results of Operations — Consolidated" below.
Liquidity and Capital — During the year-to-date June 30, 2018 period, we generated $375.9 million in cash flows from operations and used $121.4 million for capital expenditures, net of equipment sales proceeds. During the year-to-date June 30, 2018 period, we returned $21.7 million to our stockholders in the form of quarterly dividends. We ended the quarter with $115.5 million in unrestricted cash and cash equivalents, $485.0 million in long-term debt (excluding the 2015 RSA and capital leases), and $5.4 billion of stockholders' equity. See discussion under "Liquidity and Capital Resources" and "Off-Balance Sheet Arrangements" for additional information.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
Our six reportable segments include our trucking segments (Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated), Knight Logistics, and Swift Intermodal. Swift also has certain non-reportable segments. Refer to Note 16 to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report for descriptions of the operations of these reportable segments.
Consolidating Tables for Total Revenue and Operating Income

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2018	2017	2018	2017
Revenue:	(In thousands)
Knight – Trucking	$294,699	$220,323	$549,667	$439,013
Knight – Logistics	78,434	54,867	145,611	109,055
Swift – Truckload	421,921	—	851,177	—
Swift – Dedicated	160,874	—	313,190	—
Swift – Refrigerated	204,338	—	405,162	—
Swift – Intermodal	112,662	—	216,776	—
Subtotal	$1,272,928	$275,190	$2,481,583	$548,068
Non-reportable segments	76,922	—	154,778	—
Intersegment eliminations	(18,167)	(1,947)	(33,546)	(3,643)
Total revenue	$1,331,683	$273,243	$2,602,815	$544,425

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2018	2017	2018	2017
Operating income (loss):	(In thousands)
Knight – Trucking	$56,582	$25,762	$97,380	$46,022
Knight – Logistics	4,108	2,648	7,690	5,026
Swift – Truckload	45,787	—	80,596	—
Swift – Dedicated	20,691	—	35,893	—
Swift – Refrigerated	3,597	—	13,039	—
Swift – Intermodal	4,166	—	8,002	—
Subtotal	$134,931	$28,410	$242,600	$51,048
Non-reportable segments	(10,689)	—	(24,614)	—
Operating income	$124,242	$28,410	$217,986	$51,048

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
Average Revenue per Tractor — This operating statistic is used to measure productivity within our Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated segments and represents the average revenue per tractor based on revenue, excluding fuel surcharge (and net of intersegment eliminations for our Knight Trucking segment) for the period.
Average Revenue per Load — This operating statistic is used within our Swift Intermodal and Knight Logistics segments and represents the average revenue per load based on revenue, excluding fuel surcharge for the period.
Average Length of Haul — This represents the average of our miles with loaded trailer cargo and is used within our Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated segments.
Non-paid Empty Miles Percentage — Our Knight Trucking, Swift Truckload, and Swift Refrigerated segments monitor this operating statistic, which represents the percentage of our miles without trailer cargo.
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
Gross Margin Percentage – Brokerage Only — This measure is used in our brokerage business within the Knight Logistics segment and represents Knight's brokerage gross margin (revenue, excluding intersegment transactions, less purchased transportation expense) as a percentage of Knight's brokerage revenue, excluding intersegment transactions.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Knight Trucking Segment
We generate revenue in the Knight Trucking segment primarily through dry van, refrigerated, and drayage service offerings. Generally, we are paid a predetermined rate per mile or per load for our trucking services. Additional revenues are generated in all four of our trucking segments (Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated) by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our trucking segments are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$294,699	$220,323	$549,667	$439,013	33.8%		25.2%
Revenue, excluding fuel surcharge and intersegment transactions	$255,224	$194,049	$476,899	$386,509	31.5%		23.4%
Operating income	$56,582	$25,762	$97,380	$46,022	119.6%		111.6%
Average revenue per tractor (1)	$52,353	$42,176	$100,824	$83,335	24.1%		21.0%
GAAP: Operating Ratio (1)	80.8%	88.3%	82.3%	89.5%	(750	bps)	(720	bps)
Non-GAAP: Adjusting Operating Ratio (1)	77.7%	84.6%	79.5%	87.0%	(690	bps)	(750	bps)
Non-paid empty miles percentage (1)	13.5%	12.5%	13.3%	12.5%	100	bps	80	bps
Average length of haul (miles) (1)	498	488	496	493	2.0%		0.6%
Average tractors in operation during period (1) (2)	4,875	4,601	4,730	4,638	6.0%		2.0%
Average trailers in operation during period (1) (3)	13,758	12,310	13,156	12,377	11.8%		6.3%

(1)	Defined under "Operating Statistics," above.

(2)	Includes 4,443 company-owned tractors with an average age of 2.6 years and 4,159 company-owned tractors with an average age of 2.6 years for the second quarter of 2018 and 2017, respectively.
Includes 4,307 company-owned tractors with an average age of 2.7 years and 4,194 company-owned tractors with an average age of 2.5 years for the year-to-date June 30, 2018 and 2017 periods, respectively.

(3)
The average age of the trailer fleet was 4.3 years in the quarter ended June 30, 2018, and 3.8 years in the quarter ended June 30, 2017. The average age of the trailer fleet was 4.2 years for the year-to-date June 30, 2018 period, and 3.8 years for the year-to-date June 30, 2017 period.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarter-to-Date June 30, 2018 and 2017 Periods — The strong freight market and tight capacity supported increases in both contract and non-contract rates throughout the second quarter of 2018. Accordingly, the Knight Trucking segment's total revenue increased $74.4 million, which included $24.3 million in revenue from Abilene. Fuel surcharge revenue increased by $13.2 million, primarily due to higher average fuel prices. Average revenue per tractor increased 24.1% as a result of a 20.9% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, and a 3.9% improvement in miles per tractor, compared to the prior year quarter. As a result of these improvements and a 6.0% increase in average tractor count, revenue, excluding fuel surcharge and intersegment transactions, increased 31.5%.
Operating Ratio and Adjusted Operating Ratio improved by 750 and 690 basis points, respectively, primarily driven by the increases in revenue discussed above. Driving associate-related costs continued to present cost headwinds in the Knight Trucking segment, and are expected to continue to be challenging throughout 2018. Our focus in the Knight Trucking segment remains on developing our freight network, improving the productivity of our assets, and controlling costs, especially those related to sourcing and retaining driving associates.
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — The strong freight market and tight capacity supported increases in both contract and non-contract rates throughout the first half of 2018. Accordingly, the Knight Trucking segment's total revenue increased $110.7 million, which included $27.9 million in revenue from Abilene from March 17, 2018 through June 30, 2018. Fuel surcharge revenue increased by $20.3 million, primarily due to higher average fuel prices. Average revenue per tractor increased 21.0% as a result of an 18.6% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, and a 2.9% improvement in miles per tractor, compared to the prior year-to-date period. As a result of these improvements, revenue, excluding fuel surcharge and intersegment transactions, increased 23.4%.
Operating Ratio and Adjusted Operating Ratio improved by 720 and 750 basis points, respectively, primarily driven by the increases in revenue discussed above, partially offset by headwinds from driving associate-related costs, as noted above.
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
The most significant expense in the Knight Logistics segment is the (primarily) variable cost of purchased transportation that we pay to third-party capacity providers (including rail providers), included in "Purchased transportation" in the condensed consolidated income statements. Variability in this expense depends on truckload and rail capacity, availability of third-party capacity providers, rates charged to customers, and current freight demand and customer shipping needs. Fixed Knight Logistics operating expenses primarily include non-driver employee compensation and benefits recorded in "Salaries, wages, and benefits" in the condensed consolidated income statements, and depreciation and amortization expense recorded in "Depreciation and amortization of property and equipment."

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$78,434	$54,867	$145,611	$109,055	43.0%		33.5%
Revenue, excluding intersegment transactions	$76,639	$52,973	$142,436	$105,493	44.7%		35.0%
Operating income	$4,108	$2,648	$7,690	$5,026	55.1%		53.0%
Revenue per load (1) – Brokerage only	$1,627	$1,285	$1,601	$1,254	26.6%		27.7%
Gross margin percentage – Brokerage only (1)	13.7%	14.3%	14.1%	14.2%	(60	bps)	(10	bps)
GAAP: Operating Ratio (1)	94.8%	95.2%	94.7%	95.4%	(40	bps)	(70	bps)
Non-GAAP: Adjusted Operating Ratio (1)	94.6%	95.0%	94.6%	95.2%	(40	bps)	(60	bps)

(1)	Defined under "Operating Statistics," above.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarter-to-Date June 30, 2018 and 2017 Periods — The Knight Logistics segment's total revenue increased $23.6 million, which includes $1.0 million in revenue from Abilene. Brokerage revenue, excluding intersegment transactions, increased 45.4% in the Knight brokerage business, which is the largest component of the Knight Logistics segment. This was driven by a 26.6% increase in revenue per load and a 14.8% increase in load volumes.
Knight Logistics' Operating Ratio and Adjusted Operating Ratio improved by 40 and 40 basis points, respectively, primarily driven by the increases in revenue discussed above. Brokerage gross margin percentage for the quarter was slightly down year-over-year, as the revenue per load increase was offset by an increase in purchased transportation costs.
We plan to continue to invest in Knight's logistics service offerings, which we expect will continue to improve our return on capital compared with asset-based operations.
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — The Knight Logistics segment's total revenue increased $36.6 million, which includes $1.2 million in revenue from Abilene from March 17, 2018 through June 30, 2018. Brokerage revenue, excluding intersegment transactions, increased 35.3% in the Knight brokerage business, which is the largest component of the Knight Logistics segment. This was driven by a 27.7% increase in revenue per load and a 5.9% increase in Knight brokerage load volumes.
Knight Logistics' Operating Ratio and Adjusted Operating Ratio improved by 70 and 60 basis points, respectively, primarily driven by the increases in revenue discussed above. Brokerage gross margin percentage was relatively flat year-over-year, as the revenue per load increase was offset by an increase in purchased transportation costs.
Swift Segments
Swift Truckload, Swift Dedicated, and Swift Refrigerated — We generate revenue in the Swift trucking segments primarily through dry van, refrigerated, dedicated, drayage, flatbed, and cross-border service offerings. Refer to "Knight Trucking Segment," above for discussion of additional revenues generated and expenses incurred in all of the Company's trucking segments.
Swift Intermodal — The Swift Intermodal segment complements our regional operating model, allows us to better serve customers in longer haul lanes, and reduces our investment in fixed assets. Through the Swift Intermodal segment, we generate revenue by moving freight over the rail in our containers and other trailing equipment, combined with revenue for drayage to transport loads between railheads and customer locations. The most significant expense in the Swift Intermodal segment is the cost of purchased transportation that we pay to third-party capacity providers (including rail providers), which is primarily variable and included in "Purchased transportation" in the condensed consolidated income statements. Purchased transportation varies as it relates to rail capacity, freight demand, and customer shipping needs. The main fixed costs in the Swift Intermodal segment are depreciation of our containers and chassis, as well as non-driver employee compensation and benefits.

	Quarter-to-Date June 30, 2018
	Swift Truckload	Swift Dedicated	Swift Refrigerated	Swift Intermodal
	(Dollars in thousands, except per tractor and per load data)
Total revenue	$421,921	$160,874	$204,338	$112,662
Revenue, excluding fuel surcharge	$363,066	$141,993	$180,834	$94,730
Operating income	$45,787	$20,691	$3,597	$4,166
Average revenue per tractor (1)	$48,584	$47,729	$46,061	N/A
Average revenue per load (1)	N/A	N/A	N/A	$1,922
GAAP: Operating Ratio (1)	89.1%	87.1%	98.2%	96.3%
Non-GAAP: Adjusted Operating Ratio (1)	87.4%	85.4%	98.0%	95.6%
Non-paid empty miles percentage (1)	12.8%	19.4%	6.8%	N/A
Average length of haul (miles)	578	183	398	N/A
Average tractors (1) (2)	7,473	2,975	3,926	621
Average trailers (containers for Intermodal) (1) (2)	30,594	14,787	3,683	9,119

(1)	Defined under "Operating Statistics," above.

(2)
During the second quarter of 2018, the Swift trucking segments operated an average of 14,374 tractors, of which 11,180 were company-owned. The average ages of Swift's tractor and trailer fleets were 2.5 years and 8.1 years, respectively.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Year-to-Date June 30, 2018
	Swift Truckload	Swift Dedicated	Swift Refrigerated	Swift Intermodal
	(Dollars in thousands, except per tractor and per load data)
Total revenue	$851,177	$313,190	$405,162	$216,776
Revenue, excluding fuel surcharge	$734,410	$277,299	$360,763	$183,201
Operating income	$80,596	$35,893	$13,039	$8,002
Average revenue per tractor (1)	$93,627	$92,249	$93,293	N/A
Average revenue per load (1)	N/A	N/A	N/A	$1,895
GAAP: Operating Ratio (1)	90.5%	88.5%	96.8%	96.3%
Non-GAAP: Adjusted Operating Ratio (1)	89.0%	87.1%	96.4%	95.6%
Non-paid empty miles percentage (1)	12.6%	18.8%	7.0%	N/A
Average length of haul (miles)	585	186	394	N/A
Average tractors (1) (2)	7,844	3,006	3,867	600
Average trailers (containers for Intermodal) (1) (2)	31,860	15,000	3,895	9,120

(1)	Defined under "Operating Statistics," above.

(2)
During the year-to-date June 30, 2018 period, the Swift trucking segments operated an average of 14,717 tractors, of which 11,368 were company-owned tractors. The average ages of Swift's tractor and trailer fleets were 2.5 years and 8.1 years, respectively.

Swift Truckload, Swift Dedicated, and Swift Refrigerated — Profitability within the Swift trucking segments has been improving, but is facing headwinds largely due to the challenging driver market we are experiencing. Sourcing and retaining high-quality driving associates remains a significant challenge and tractor counts have been accordingly decreasing in these segments. This has increased pressure on our recruiting costs, as well as driving associate wage expenses. In addition, Swift adopted more stringent hiring practices in October 2017 that negatively impacted driving associate headcount during the first half of 2018, but are expected to improve operating costs in the future. In an effort to combat these headwinds, we remain focused on our cost control initiatives, as well as improving yield, asset efficiency, and return on investment in Swift's trucking segments.

•
Swift Truckload — For the quarter and year-to-date June 30, 2018 periods, average revenue per tractor in our Swift Truckload segment was positively affected by improvements in both our contract and non-contract rates, partially offset by the segment's utilization. Over the last several quarters we have emphasized our focus on improving revenue per tractor, which has led to a change in our freight mix, a shorter length of haul, and fewer miles per tractor. The Swift Truckload segment showed meaningful improvement in Operating Ratio, Adjusted Operating Ratio, and Adjusted Operating Income.

•
Swift Dedicated — For the quarter and year-to-date June 30, 2018 periods, average revenue per tractor within our Swift Dedicated segment was positively affected by improvements in contract rates. The Swift Dedicated segment showed improvements in both Operating Ratio and Adjusted Operating Ratio.

•
Swift Refrigerated — For the quarter and year-to-date June 30, 2018 periods, average revenue per tractor within our Swift Refrigerated segment was supported by increases in contract rates, but was offset by challenges within its utilization. We have identified opportunities for improvement and have a team working on solutions that we believe will support improved results beginning in the second half of 2018.

Swift Intermodal — For the quarter and year-to-date June 30, 2018 periods, we saw improvements in the Swift Intermodal segment's revenue, excluding fuel surcharge, driven by a strong revenue per container and load counts. This segment's Operating Ratio and Adjusted Operating Ratio were positively affected by the aforementioned improvements in revenue, excluding fuel surcharge, and improved drayage efficiencies. We are focused on improving Swift Intermodal by right-sizing its cost infrastructure, increasing container turns, and driving operational efficiencies.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Consolidated Operating and Other Expenses
Consolidated Operating Expenses
The following tables present certain operating expenses from our condensed consolidated income statements, including each operating expense as a percentage of total revenue and as a percentage of revenue, excluding fuel surcharge. Fuel surcharge revenue can be volatile and is primarily dependent upon the cost of fuel, rather than operation expenses unrelated to fuel. Therefore, we believe that revenue, excluding fuel surcharge is a better measure for analyzing many of our expenses and operating metrics.
Note: The reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's quarter and year-to-date June 30, 2018 results and prior periods may not be meaningful.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$371,405	$79,944	$733,078	$162,454	364.6%		351.3%
% of total revenue	27.9%	29.3%	28.2%	29.8%	(140	bps)	(160	bps)
% of revenue, excluding fuel surcharge	31.8%	32.4%	32.0%	33.0%	(60	bps)	(100	bps)
Salaries, wages, and benefits expense is primarily affected by the total number of miles driven by company driving associates, the rate per mile we pay our company driving associates, and employee benefits, including healthcare, workers' compensation, and other benefits. To a lesser extent, non-driver employee headcount, compensation, and benefits affect this expense. Driving associate wages represent the largest component of salaries, wages, and benefits expense.
Several ongoing market factors have reduced the pool of available driving associates, contributing to a challenging driver sourcing market, which we believe will continue. Having a sufficient number of qualified driving associates is our biggest headwind, although we continue to seek ways to attract and retain qualified driving associates, including heavily investing in our recruiting efforts, our driving academies, and technology and terminals that improve the experience of driving associates. As a result of the tight market for qualified driving associates, we granted pay increases to our driving associates during the first half of 2018, as supported by increases in customer rates. We expect driving associate pay to remain inflationary, which could result in additional driving associate pay increases in the future.

•
Comparison Between the Quarter-to-Date June 30, 2018 and 2017 Periods — The $291.5 million increase in consolidated salaries, wages, and benefits includes $272.7 million of expense from Swift's results for the second quarter of 2018. Further, Knight's salaries, wages, and benefits expense increased $18.8 million, which included $7.4 million in expense from Abilene's results.

•
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — The $570.6 million increase in consolidated salaries, wages, and benefits includes $542.4 million of expense from Swift's results for the year-to-date June 30, 2018 period. Further, Knight's salaries, wages, and benefits expense increased $28.2 million, which included $8.6 million in expense from Abilene's results from March 17, 2018 to June 30, 2018.

Knight's quarter and year-to-date increases in salaries, wages, and benefits expense were primarily related to Knight's driving associate-related costs, which were affected by driving associate pay increases and an increase in company miles.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Fuel	$162,969	$33,719	$307,785	$68,952	383.3%		346.4%
% of total revenue	12.2%	12.3%	11.8%	12.7%	(10	bps)	(90	bps)
% of revenue, excluding fuel surcharge	13.9%	13.7%	13.4%	14.0%	20	bps	(60	bps)
Fuel expense consists primarily of diesel fuel expense for our company-owned tractors and fuel taxes. The primary factors affecting our fuel expense are the cost of diesel fuel, the fuel economy of our equipment, and the miles driven by company driving associates.
Our fuel surcharge programs help to offset increases in fuel prices, but apply only to loaded miles and typically do not offset non-paid empty miles, idle time, or out-of-route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our trucking segments. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs. We continue to utilize our fuel efficiency initiatives such as trailer blades, idle-control, managing tractor speeds, updating our fleet with more fuel-efficient engines, managing fuel procurement, and driving associate training programs that we believe contribute to controlling our fuel expense.

•
Comparison Between the Quarter-to-Date June 30, 2018 and 2017 Periods — The $129.3 million increase in consolidated fuel expense includes $112.8 million of expense from Swift's results for the second quarter of 2018. Knight's fuel expense increased $16.5 million, which includes $5.2 million in expense from Abilene's results. Miles driven by Knight's company driving associates increased and US diesel fuel prices were higher overall in the second quarter of 2018 at $3.19 per gallon, compared to the second quarter of 2017 at $2.55 per gallon.

•
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — The $238.8 million increase in consolidated fuel expense includes $216.1 million of expense from Swift's results for year-to-date June 30, 2018. Knight's fuel expense increased $22.7 million, which includes $6.1 million in expense from Abilene's results from March 17, 2018 to June 30, 2018. Miles driven by Knight's company driving associates increased and US diesel fuel prices were higher overall for the year-to-date June 30, 2018 period at $3.10 per gallon, compared to the year-to-date June 30, 2017 period at $2.56 per gallon.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$88,278	$20,596	$173,298	$41,249	328.6%		320.1%
% of total revenue	6.6%	7.5%	6.7%	7.6%	(90	bps)	(90	bps)
% of revenue, excluding fuel surcharge	7.5%	8.3%	7.6%	8.4%	(80	bps)	(80	bps)
Operations and maintenance expense consists of direct operating expenses, equipment maintenance, and tire expense.  Operations and maintenance expenses are affected by the age of our company-owned fleet of tractors and trailers. We expect the driver market to remain competitive throughout 2018, which could increase future driving associate development and recruiting costs and negatively affect our operations and maintenance expense. We expect to continue refreshing our Knight and Swift tractor fleets in the coming quarters, and anticipate that maintenance costs will gradually decrease as we reduce the average age of our fleet.

•
Comparison Between the Quarter-to-Date June 30, 2018 and 2017 Periods — The $67.7 million increase in consolidated operations and maintenance expense includes $64.5 million of expense from Swift's results for the second quarter of 2018. Knight's operations and maintenance expense increased $3.2 million, which includes $2.3 million in expense from Abilene's results.

•
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — The $132.0 million increase in consolidated operations and maintenance expense includes $128.4 million of expense from Swift's results for the year-to-date June 30, 2018 period. Knight's operations and maintenance expense increased $3.6 million, which includes $2.8 million in expense from Abilene's results from March 17, 2018 to June 30, 2018.

Knight's quarter and year-to-date increases in operations and maintenance expense were primarily due to increased tractor maintenance and tractor tire expenses.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$53,126	$8,294	$112,274	$16,865	540.5%		565.7%
% of total revenue	4.0%	3.0%	4.3%	3.1%	100	bps	120	bps
% of revenue, excluding fuel surcharge	4.5%	3.4%	4.9%	3.4%	110	bps	150	bps
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

•
Comparison Between the Quarter-to-Date June 30, 2018 and 2017 Periods — The $44.8 million increase in consolidated insurance and claims expense includes $42.4 million of expense from Swift's results for the second quarter of 2018. Knight's insurance and claims expense increased $2.4 million, of which $0.5 million was attributed to Abilene's results. As a percentage of Knight's revenue, excluding fuel surcharge, Knight's insurance and claims expense remained relatively flat.

•
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — The $95.4 million increase in consolidated insurance and claims expense includes $91.9 million of expense from Swift's results for the year-to-date June 30, 2018 period. Knight's insurance and claims expense increased $3.5 million, of which $0.6 million was attributed to Abilene's results from March 17, 2018 through June 30, 2018. As a percentage of Knight's revenue, excluding fuel surcharge, Knight's insurance and claims expense remained relatively flat.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2018 vs.	YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017	YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$22,671	$4,615	$45,821	$9,046	391.2%	406.5%
% of total revenue	1.7%	1.7%	1.8%	1.7%	—	10	bps
% of revenue, excluding fuel surcharge	1.9%	1.9%	2.0%	1.8%	—	20	bps
Operating taxes and licenses include state franchise taxes, federal highway use taxes, property taxes, vehicle license and registration fees, fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.

•
Comparison Between the Quarter-to-Date June 30, 2018 and 2017 Periods — The $18.1 million increase in consolidated operating taxes and licenses includes $17.6 million of expense from Swift's results for the second quarter of 2018. Knight's operating taxes and licenses expense increased $0.5 million. As a percentage of Knight's revenue, excluding fuel surcharge, Knight's operating taxes and licenses remained relatively flat.

•
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — The $36.8 million increase in consolidated operating taxes and licenses includes $35.0 million of expense from Swift's results for the year-to-date June 30, 2018 period. Knight's operating taxes and licenses expense increased $1.8 million. As a percentage of Knight's revenue, excluding fuel surcharge, Knight's operating taxes and licenses remained relatively flat.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Communications	$5,450	$1,018	$10,742	$2,204	435.4%		387.4%
% of total revenue	0.4%	0.4%	0.4%	0.4%	—		—
% of revenue, excluding fuel surcharge	0.5%	0.4%	0.5%	0.4%	10	bps	10	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.

•
Comparison Between the Quarter-to-Date June 30, 2018 and 2017 Periods — The $4.4 million increase in consolidated communications expense includes $4.2 million of expense from Swift's results for the second quarter of 2018. Knight's communications expense increased by $0.2 million and remained flat as a percentage of Knight's revenue, excluding fuel surcharge.

•
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — The $8.5 million increase in consolidated communications expense includes $8.4 million of expense from Swift's results for the year-to-date June 30, 2018 period. Knight's communications expense increased by $0.1 million and remained flat as a percentage of Knight's revenue, excluding fuel surcharge.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$95,748	$29,246	$189,611	$58,803	227.4%		222.5%
% of total revenue	7.2%	10.7%	7.3%	10.8%	(350	bps)	(350	bps)
% of revenue, excluding fuel surcharge	8.2%	11.8%	8.3%	12.0%	(360	bps)	(370	bps)
Depreciation relates primarily to our owned tractors, trailers, buildings, ELDs and other communication units, and other similar assets. Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment, the relative percentage of owned versus leased equipment, and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the EPA engine emissions requirements relating to post-2014 model tractors and the California trailer efficiency requirements). Depreciation can also be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment. Management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.

•
Comparison Between the Quarter-to-Date June 30, 2018 and 2017 Periods — The $66.5 million increase in consolidated depreciation and amortization of property and equipment includes $64.0 million of expense from Swift's results for the second quarter of 2018. Knight's depreciation and amortization of property and equipment increased $2.5 million, which was attributed to Abilene's second quarter 2018 results.

•
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — The $130.8 million increase in consolidated depreciation and amortization of property and equipment includes $128.4 million of expense from Swift's results for the year-to-date June 30, 2018 period. Knight's depreciation and amortization of property and equipment increased $2.4 million, which was attributed Abilene's results from March 17, 2018 through June 30, 2018.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$10,687	$125	$21,196	$250	8,449.6%		8,378.4%
% of total revenue	0.8%	—%	0.8%	—%	80	bps	80	bps
% of revenue, excluding fuel surcharge	0.9%	0.1%	0.9%	0.1%	80	bps	80	bps
Amortization of intangibles primarily relates to intangible assets identified with the 2017 Merger. See Note 4 and Note 7 in Part I, Item 1, of this Quarterly Report for further details regarding the Company's intangible assets.
The $10.6 million quarter-to-date increase and $20.9 million year-to-date increase in consolidated amortization of intangibles is almost entirely attributed to Swift's amortization of the intangible assets identified with the 2017 Merger. The remaining increase is attributed to amortization of the intangible assets associated with the Abilene Acquisition.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$47,703	$1,228	$100,578	$2,551	3,784.6%		3,842.7%
% of total revenue	3.6%	0.4%	3.9%	0.5%	320	bps	340	bps
% of revenue, excluding fuel surcharge	4.1%	0.5%	4.4%	0.5%	360	bps	390	bps
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.

•
Comparison Between the Quarter-to-Date June 30, 2018 and 2017 Periods — The $46.5 million increase in consolidated rental expense includes $46.1 million of expense from Swift's results for the second quarter of 2018. Knight's rental expense increased $0.4 million, primarily due to Abilene's second quarter 2018 results.

•
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — The $98.0 million increase in consolidated rental expense includes $97.7 million of expense from Swift's results for the year-to-date June 30, 2018 period. Knight's rental expense increased by $0.3 million, primarily due to Abilene's results from March 17, 2018 through June 30, 2018.

Quarter and year-to-date consolidated rental expense as a percentage of consolidated revenue, excluding fuel surcharge increased, as Swift historically obtained a larger portion of its equipment through operating leases, as compared to Knight.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$335,712	$58,299	$659,995	$116,924	475.8%		464.5%
% of total revenue	25.2%	21.3%	25.4%	21.5%	390	bps	390	bps
% of revenue, excluding fuel surcharge	28.7%	23.6%	28.8%	23.8%	510	bps	500	bps
Purchased transportation expense is comprised of payments to independent contractors in our trucking operations, as well as payments to third-party capacity providers related to logistics, freight management, and non-trucking services in our logistics and intermodal businesses.  Purchased transportation is generally affected by capacity in the market as well as changes in fuel prices. As capacity tightens, our payments to third-party capacity providers and to independent contractors tend to increase. Additionally, as fuel prices increase, payments to third-party capacity providers and independent contractors increase.
We expect purchased transportation will increase as a percentage of revenue if we are successful in continuing to grow our logistics businesses, as well as Swift Intermodal. The increase could be partially offset if independent contractors exit the market with recent regulatory changes or further increased if we need to pay independent contractors more to stay with us in light of such regulatory changes. Third-party capacity has recently tightened, and we anticipate that this trend will continue in the second half of 2018.

•
Comparison Between the Quarter-to-Date June 30, 2018 and 2017 Periods — The $277.4 million increase in consolidated purchased transportation expense includes $253.3 million of expense from Swift's results for the second quarter of 2018. Knight's purchased transportation expense increased by $24.1 million, which includes Abilene's results of $2.7 million. The remaining increase in Knight's purchased transportation expense was almost entirely attributed to the Knight Logistics segment.

•
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — The $543.1 million increase in consolidated purchased transportation expense includes $507.2 million of expense from Swift's results for the year-to-date June 30, 2018 period. Knight's purchased transportation expense increased by $35.9 million, which includes Abilene's results of $3.2 million from March 17, 2018 through June 30, 2018. The remaining increase in Knight's purchased transportation expense was almost entirely attributed to the Knight Logistics segment.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$13,692	$3,571	$30,451	$9,901	283.4%		207.6%
% of total revenue	1.0%	1.3%	1.2%	1.8%	(30	bps)	(60	bps)
% of revenue, excluding fuel surcharge	1.2%	1.4%	1.3%	2.0%	(20	bps)	(70	bps)
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as gain on sales of equipment.

•
Comparison Between the Quarter-to-Date June 30, 2018 and 2017 Periods — The $10.1 million increase in consolidated miscellaneous operating expenses includes $8.9 million of expense from Swift's results for the second quarter of 2018. Knight's miscellaneous operating expenses increased $1.2 million, primarily due to increases in legal fees and settlement expenses, partially offset by an increase in gains on sales of equipment due to a strong used truck market.

•
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — The $20.6 million increase in consolidated miscellaneous operating expenses includes $21.7 million of expense from Swift's results for the year-to-date June 30, 2018 period. Knight's miscellaneous operating expenses decreased $1.1 million, primarily due to an increase in gains on sales of equipment due to a strong used truck market.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Merger-related costs	$—	$4,178	$—	$4,178	(100.0	) %	(100.0	) %
% of total revenue	—%	1.5%	—%	0.8%	(150	bps)	(80	bps)
% of revenue, excluding fuel surcharge	—%	1.7%	—%	0.8%	(170	bps)	(80	bps)
The $4.2 million consolidated merger-related costs for the quarter and year-to-date June 30, 2017 periods primarily pertained to legal and professional costs incurred by Knight in conjunction with the 2017 Merger.

Consolidated Other Expenses

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2018 vs.	YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017	YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$(7,132)	$(54)	$(13,896)	$(136)	13,107.4%	10,117.6%
Income tax expense	27,217	10,828	46,192	19,058	151.4%	142.4%
Interest expense — Interest expense is comprised of debt and capital lease interest expense as well as amortization of deferred loan costs. The $7.1 million quarter-to-date and $13.8 million year-to-date increases in consolidated interest expense are attributed to the inclusion of Swift's debt and capital lease balances during the quarter and year-to-date June 30, 2018 periods.
Income tax expense — In addition to the discussion below, Note 8 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.

•
Comparison Between the Quarter-to-Date June 30, 2018 and 2017 Periods — The $16.4 million increase in consolidated income tax expense includes $13.4 million from Swift's results for the second quarter of 2018 and a $3.0 million increase in Knight's income tax expense. The consolidated effective tax rate for the second quarter of 2018 was 22.9%, as compared to Knight's effective tax rate of 37.6% for the second quarter of 2017.

•
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — The $27.1 million increase in consolidated income tax expense includes $22.7 million from Swift's results for the year-to-date June 30, 2018 period and a $4.4 million increase in Knight's income tax expense. The consolidated effective tax rate for the year-to-date June 30, 2018 period was 22.1%, as compared to Knight's effective tax rate of 36.7% for the year-to-date June 30, 2017 period.

The quarter and year-to-date effective tax rates decreased, primarily due to the reduced federal corporate income tax rate from 35.0% to 21.0%, in accordance with the Tax Cuts and Jobs Act of 2017.

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
Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, and Adjusted Operating Ratio are not substitutes for their comparable GAAP financial measures, such as net income, cash flows from operating activities, operating income, or other measures prescribed by GAAP. There are limitations to using non-GAAP financial measures. Although we believe that they improve comparability in analyzing our period to period performance, they could limit comparability to other companies in our industry if those companies define these measures differently. Because of these limitations, our non-GAAP financial measures should not be considered measures of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.
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
Note: The reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene on and prior to its acquisition by Knight on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's quarter and year-to-date June 30, 2018 results and prior periods may not be meaningful.
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2018	2017	2018	2017
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$91,323	$17,970	$161,687	$32,847
Adjusted for:
Income tax expense attributable to Knight-Swift	27,217	10,828	46,192	19,058
Income before income taxes attributable to Knight-Swift	$118,540	$28,798	$207,879	$51,905
Amortization of intangibles (1)	10,687	—	21,196	—
Merger-related costs (2)	—	4,178	—	4,178
Adjusted income before income taxes	129,227	32,976	229,075	56,083
Provision for income tax expense at effective rate	(29,595)	(12,399)	(50,738)	(20,629)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$99,632	$20,577	$178,337	$35,454

(1)	"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger, Abilene Acquisition, and historical Knight acquisitions.

(2)	During the second quarter of 2017, Knight incurred certain merger-related expenses associated with the 2017 Merger, consisting of legal and professional fees.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2018	2017	2018	2017
GAAP: Earnings per diluted share	$0.51	$0.22	$0.90	$0.40
Adjusted for:
Income tax expense attributable to Knight-Swift	0.15	0.13	0.26	0.23
Income before income taxes attributable to Knight-Swift	0.66	0.35	1.16	0.64
Amortization of intangibles (1)	0.06	—	0.12	—
Merger-related costs (2)	—	0.05	—	0.05
Adjusted income before income taxes	0.72	0.41	1.28	0.69
Provision for income tax expense at effective rate	(0.16)	(0.15)	(0.28)	(0.25)
Non-GAAP: Adjusted EPS	$0.56	$0.25	$0.99	$0.44

(1)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote (1).

(2)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote (2).
Non-GAAP Reconciliation: Consolidated Adjusted Operating Ratio

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2018	2017	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,331,683	$273,243	$2,602,815	$544,425
Total operating expenses	(1,207,441)	(244,833)	(2,384,829)	(493,377)
Operating income	$124,242	$28,410	$217,986	$51,048
Operating Ratio	90.7%	89.6%	91.6%	90.6%

Non-GAAP Presentation
Total revenue	$1,331,683	$273,243	$2,602,815	$544,425
Fuel surcharge	(161,935)	(26,221)	(308,895)	(52,423)
Revenue, excluding fuel surcharge	1,169,748	247,022	2,293,920	492,002

Total operating expenses	1,207,441	244,833	2,384,829	493,377
Adjusted for:
Fuel surcharge	(161,935)	(26,221)	(308,895)	(52,423)
Amortization of intangibles (1)	(10,687)	—	(21,196)	—
Merger-related costs (2)	—	(4,178)	—	(4,178)
Adjusted Operating Expenses	1,034,819	214,434	2,054,738	436,776
Adjusted Operating Income	$134,929	$32,588	$239,182	$55,226
Adjusted Operating Ratio	88.5%	86.8%	89.6%	88.8%

(1)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote (1).

(2)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote (2).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Ratio
Knight Trucking Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2018	2017	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$294,699	$220,323	$549,667	$439,013
Total operating expenses	(238,117)	(194,561)	(452,287)	(392,991)
Operating income	$56,582	$25,762	$97,380	$46,022
Operating Ratio	80.8%	88.3%	82.3%	89.5%

Non-GAAP Presentation
Total revenue	$294,699	$220,323	$549,667	$439,013
Fuel surcharge	(39,421)	(26,221)	(72,695)	(52,423)
Intersegment transactions	(54)	(53)	(73)	(81)
Revenue, excluding fuel surcharge and intersegment transactions	255,224	194,049	476,899	386,509

Total operating expenses	238,117	194,561	452,287	392,991
Adjusted for:
Fuel surcharge	(39,421)	(26,221)	(72,695)	(52,423)
Intersegment transactions	(54)	(53)	(73)	(81)
Amortization of intangibles (1)	(343)	—	(508)	—
Merger-related costs (2)	—	(4,178)	—	(4,178)
Adjusted Operating Expenses	198,299	164,109	379,011	336,309
Adjusted Operating Income	$56,925	$29,940	$97,888	$50,200
Adjusted Operating Ratio	77.7%	84.6%	79.5%	87.0%
Knight Logistics Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2018	2017	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$78,434	$54,867	$145,611	$109,055
Total operating expenses	(74,326)	(52,219)	(137,921)	(104,029)
Operating income	$4,108	$2,648	$7,690	$5,026
Operating Ratio	94.8%	95.2%	94.7%	95.4%

Non-GAAP Presentation
Total revenue	$78,434	$54,867	$145,611	$109,055
Intersegment transactions	(1,795)	(1,894)	(3,175)	(3,562)
Revenue before intersegment transactions	76,639	52,973	142,436	105,493

Total operating expenses	74,326	52,219	137,921	104,029
Adjusted for:
Intersegment transactions	(1,795)	(1,894)	(3,175)	(3,562)
Adjusted Operating Expenses	72,531	50,325	134,746	100,467
Adjusted Operating Income	$4,108	$2,648	$7,690	$5,026
Adjusted Operating Ratio	94.6%	95.0%	94.6%	95.2%

(1)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (1).

(2)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (2).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Segments

	Quarter-to-Date June 30, 2018
	Swift Truckload	Swift Dedicated	Swift Refrigerated	Swift Intermodal
GAAP Presentation	(Dollars in thousands)
Total revenue	$421,921	$160,874	$204,338	$112,662
Total operating expenses	(376,134)	(140,183)	(200,741)	(108,496)
Operating income	$45,787	$20,691	$3,597	$4,166
Operating Ratio	89.1%	87.1%	98.2%	96.3%

Non-GAAP Presentation
Total revenue	$421,921	$160,874	$204,338	$112,662
Fuel surcharge	(58,855)	(18,881)	(23,504)	(17,932)
Revenue, excluding fuel surcharge	363,066	141,993	180,834	94,730

Total operating expenses	376,134	140,183	200,741	108,496
Adjusted for:
Fuel surcharge	(58,855)	(18,881)	(23,504)	(17,932)
Adjusted Operating Expenses	317,279	121,302	177,237	90,564
Adjusted Operating Income	$45,787	$20,691	$3,597	$4,166
Adjusted Operating Ratio	87.4%	85.4%	98.0%	95.6%

	Year-to-Date June 30, 2018
	Swift Truckload	Swift Dedicated	Swift Refrigerated	Swift Intermodal
GAAP Presentation	(Dollars in thousands)
Total revenue	$851,177	$313,190	$405,162	$216,776
Total operating expenses	(770,581)	(277,297)	(392,123)	(208,774)
Operating income	$80,596	$35,893	$13,039	$8,002
Operating Ratio	90.5%	88.5%	96.8%	96.3%

Non-GAAP Presentation
Total revenue	$851,177	$313,190	$405,162	$216,776
Fuel surcharge	(116,767)	(35,891)	(44,399)	(33,575)
Revenue, excluding fuel surcharge	734,410	277,299	360,763	183,201

Total operating expenses	770,581	277,297	392,123	208,774
Adjusted for:
Fuel surcharge	(116,767)	(35,891)	(44,399)	(33,575)
Adjusted Operating Expenses	653,814	241,406	347,724	175,199
Adjusted Operating Income	$80,596	$35,893	$13,039	$8,002
Adjusted Operating Ratio	89.0%	87.1%	96.4%	95.6%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	June 30, 2018
(In thousands)
Cash and cash equivalents, excluding restricted cash	$115,494
Availability under Revolver, due October 2022 (1)	643,380
Availability under 2015 RSA, due January 2019 (2)	11,375
Total unrestricted liquidity	$770,249
Cash and cash equivalents – restricted (3)	52,818
Restricted investments, held to maturity, amortized cost (3)	21,498
Total liquidity, including restricted cash and restricted investments	$844,565

(1)
As of June 30, 2018, we had $120.0 million in borrowings under our $800.0 million Revolver. We additionally had $36.6 million in outstanding letters of credit (discussed below), leaving $643.4 million available under the Revolver.

(2)
Based on eligible receivables at June 30, 2018, our borrowing base for the 2015 RSA was $297.1 million, while outstanding borrowings were $215.0 million, gross of deferred loan costs. We additionally had $70.7 million in outstanding letters of credit (discussed below), leaving $11.4 million available under the 2015 RSA.

(3)
Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $50.7 million, which is included in "Cash and cash equivalents — restricted" in the condensed consolidated balance sheet and is held by Mohave and Red Rock for claims payments. The remaining $2.1 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.

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
There can be no assurance that we will be able to obtain additional debt under our existing financial arrangements to satisfy our ongoing capital requirements. However, we believe the combination of our expected cash flows, financing available through operating and capital leases, available funds under the 2018 RSA, and availability under the Revolver will be sufficient to fund our expected capital expenditures for at least the next twelve months.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Principal and Interest Payments — As of June 30, 2018, we had material debt and capital lease obligations of $858.7 million, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt or lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances. Following the 2017 Merger, the combined company carries more debt than Knight historically carried, and the combined company has higher interest expense and exposure to interest rate fluctuations than Knight historically had.
Letters of Credit — Pursuant to the terms of the 2017 Debt Agreement and our 2015 RSA, our lenders may issue standby letters of credit on our behalf. When we have letters of credit outstanding, it reduces the availability under our $800.0 million Revolver or under the 2015 RSA. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, common stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. As of June 30, 2018, the Company has $250.0 million remaining under the Knight-Swift Share Repurchase Plan, which replaced the $62.9 million remaining under the Swift Share Repurchase Plan. Additional details are discussed in Note 12 in Part I, Item 1 of this Quarterly Report.
Working Capital
As of June 30, 2018 and December 31, 2017, we had a working capital surplus of $300.1 million and $313.7 million, respectively.
Material Debt Agreements
As of June 30, 2018, we had $858.7 million in material debt obligations at the following carrying values:

•	$364.5 million: Term Loan, due October 2020, net of $0.5 million deferred loan costs

•	$215.0 million: 2015 RSA outstanding borrowings, due January 2019

•	$158.7 million: Capital lease obligations

•	$120.0 million: Revolver, due October 2022

•	$0.5 million: Other
As of December 31, 2017, we had $970.9 million in material debt obligations at the following carrying values:

•	$364.4 million: Term Loan, due October 2020, net of $0.6 million deferred loan costs

•	$305.0 million: 2015 RSA outstanding borrowings, due January 2019

•	$176.1 million: Capital lease obligations

•	$125.0 million: Revolver, due October 2022

•	$0.4 million: Other
Capital and Operating Leases
In addition to our net cash capital expenditures, Swift historically obtained a large portion of its revenue equipment, including tractors and trailers, through capital and operating leases. During the quarter and year-to-date June 30, 2018 periods, we terminated various leases associated with revenue equipment that had an originating aggregate value of $121.3 million and $191.8 million, respectively.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	Year-to-Date June 30,		Change
	2018	2017
	(In thousands)
Net cash provided by operating activities	$375,912	$120,914	$254,998
Net cash used in investing activities	(232,564)	(16,345)	(216,219)
Net cash used in financing activities	(126,769)	(23,795)	(102,974)
Net Cash Provided by Operating Activities
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — The $255.0 million increase in net cash provided by operating activities was primarily due to the $166.9 million increase in operating income, due to the factors discussed in "Results of Operations — Segment Review" and "Results of Operations — Consolidated Operating and Other Expenses," above, adjusted for the non-cash increase in depreciation and amortization of property and equipment of $128.4 million pertaining to Swift's results for the year-to-date June 30, 2018 period. This was partially offset by a $13.2 million increase in interest payments due to the inclusion of Swift's debt and capital lease balances during the year-to-date June 30, 2018 period, as well as timing differences in our working capital.
Net Cash Used in Investing Activities
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — The $216.2 million increase in net cash used in investing activities was due to $101.6 million in cash paid to acquire Abilene, net of cash acquired from Abilene's balance sheet as of March 16, 2018, as well as a $98.8 million increase in net cash capital expenditures.
Net Cash Provided by (Used in) Financing Activities
Comparison Between the Year-to-Date June 30, 2018 and 2017 Periods — Net cash used in financing activities increased by $103.0 million, which was primarily due to $90.0 million of repayments, net of borrowings, on the 2015 RSA, and an increase in dividends paid of $11.8 million.

Contractual Obligations
"Liquidity and Capital Resources," above, includes details regarding changes in our contractual obligations table during the year-to-date June 30, 2018 period. Aside from these items, there were no material changes to the contractual obligations table, which was included in our 2017 Annual Report.

Off Balance Sheet Arrangements
Information about our off balance sheet arrangements is included in Note 10 of the notes to our condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report, which is incorporated by reference herein. See also "Contractual Obligations," above.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Seasonality
Discussion regarding the impact of seasonality on our business is included in Note 1 in the notes to condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report, incorporated by reference herein.

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

Recently Issued Accounting Pronouncements
See Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's condensed consolidated financial statements, as follows:

•	Note 2 for accounting pronouncements adopted during the year-to-date June 30, 2018 period.

•	Note 3 for recently issued accounting pronouncements, not yet adopted by the Company as of June 30, 2018.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2017 Debt Agreement and 2015 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 2.88% as of June 30, 2018) and fixed rate equipment lease financing. Assuming the level of borrowings as of June 30, 2018, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $7.0 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US, as reported by the US Department of Energy, increased from an average of $2.55 per gallon for the quarter-to-date June 30, 2017 period to an average of $3.19 per gallon for the quarter-to-date June 30, 2018 period. The weekly average diesel price per gallon in the US increased from an average of $2.56 per gallon for the year-to-date June 30, 2017 period to an average of $3.10 per gallon for the year-to-date June 30, 2018 period. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 11 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended June 30, 2018, and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2017 Annual Report and our Quarterly Report for the quarterly period ended March 31, 2018, in the section of each document entitled, "Item 1A. Risk Factors" describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2018 to April 30, 2018	—	$—	—	$62,881,000
May 1, 2018 to May 31, 2018	—	$—	—	$62,881,000
June 1, 2018 to June 30, 2018	—	$—	—	$250,000,000
Total	—	$—	—	$250,000,000

(1)
On June 1, 2018, the Board approved the $250.0 million Knight-Swift Repurchase Plan. With the adoption of the Knight-Swift Repurchase Plan, the Company terminated the $150.0 million Swift Repurchase Plan, which was adopted prior to the 2017 Merger. When terminated, the Swift Repurchase Plan had approximately $62.9 million in remaining purchase authorization.

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	August 8, 2018	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	August 8, 2018	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant