Form 10-Q
period 2018-09-30
Knight-Swift Transportation Holdings Inc.
filed 2018-11-09
CIK 1492691

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
For the quarterly period ended September 30, 2018
or
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
There were 174,539,545 shares of the registrant's common stock outstanding as of October 31, 2018.

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

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2015 RSA	Amended and Restated Receivables Sales Agreement, entered into in 2015 by Swift Receivables Company II, LLC with unrelated financial entities.
2017 Merger	See description of the 2017 Merger, included in Notes 1 and 4 of the footnotes to the condensed consolidated financial statements, within Part I, Item 1 of this Quarterly Report.
2017 Debt Agreement	The Company's Credit Agreement, entered into on September 29, 2017, consisting of the Revolver and Term Loan, which are defined below.
2018 RSA	Fourth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on July 11, 2018 by Swift Receivables Company II, LLC with unrelated financial entities.
Abilene	Abilene Motor Express, Inc. and its related entities
Abilene Acquisition	See description of the Abilene Acquisition included in Notes 1 and 4 of the footnotes to the condensed consolidated financial statements, within Part I, Item 1 of this Quarterly Report.
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
GAAP	United States Generally Accepted Accounting Principles
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries prior to the 2017 Merger
NYSE	New York Stock Exchange
Quarterly Report	Quarterly Report on Form 10-Q
QTD	Quarter-to-date
Revolver	Revolving line of credit under the 2017 Debt Agreement
SEC	United States Securities and Exchange Commission
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries prior to the 2017 Merger.
Term Loan	The Company's term loan under the 2017 Debt Agreement
US	The United States of America
YTD	Year-to-date

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$91,335	$76,649
Cash and cash equivalents – restricted	48,460	73,657
Restricted investments, held-to-maturity, amortized cost	20,511	22,232
Trade receivables, net of allowance for doubtful accounts of $14,550 and $14,829, respectively	625,293	574,265
Prepaid expenses	66,814	58,525
Assets held for sale	48,583	25,153
Income tax receivable	41,236	55,114
Other current assets	29,611	37,612
Total current assets	971,843	923,207
Property and equipment	3,200,826	2,847,143
Less: accumulated depreciation and amortization	(643,030)	(462,922)
Property and equipment, net	2,557,796	2,384,221
Goodwill	2,919,528	2,887,867
Intangible assets, net	1,431,612	1,440,903
Other long-term assets	51,287	47,244
Total assets	$7,932,066	$7,683,442
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$164,938	$119,867
Accrued payroll and purchased transportation	132,937	107,017
Accrued liabilities	153,437	186,379
Claims accruals – current portion	165,490	147,285
Capital lease obligations and long-term debt – current portion	63,555	49,002
Total current liabilities	680,357	609,550
Revolving line of credit	235,000	125,000
Long-term debt – less current portion	364,531	364,771
Capital lease obligations – less current portion	73,686	127,132
Accounts receivable securitization	234,567	305,000
Claims accruals – less current portion	197,130	206,144
Deferred tax liabilities	726,409	679,077
Other long-term liabilities	24,200	26,398
Total liabilities	2,535,880	2,443,072
Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
As of September 30, 2018, common stock, par value $0.01 per share; 500,000 shares authorized; 175,616 shares issued and outstanding. As of December 31, 2017, Class A common stock, par value $0.01 per share; 500,000 shares authorized; 177,998 shares issued and outstanding	1,756	1,780
As of December 31, 2017, Class B common stock, par value $0.01 per share; 250,000 shares authorized; none issued	—	—
Additional paid-in capital	4,236,923	4,219,214
Retained earnings	1,154,988	1,016,738
Total Knight-Swift stockholders' equity	5,393,667	5,237,732
Noncontrolling interest	2,519	2,638
Total stockholders’ equity	5,396,186	5,240,370
Total liabilities and stockholders’ equity	$7,932,066	$7,683,442

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Income Statements (Unaudited)

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenue:
Revenue, excluding fuel surcharge	$1,188,743	$469,683	$3,482,663	$961,685
Fuel surcharge	157,868	51,925	466,763	104,348
Total revenue	1,346,611	521,608	3,949,426	1,066,033
Operating expenses:
Salaries, wages, and benefits	381,174	154,390	1,114,252	316,844
Fuel	162,832	62,300	470,617	131,252
Operations and maintenance	87,362	37,267	260,660	78,516
Insurance and claims	52,701	21,117	164,975	37,982
Operating taxes and licenses	21,986	8,793	67,807	17,839
Communications	5,041	1,921	15,783	4,125
Depreciation and amortization of property and equipment	97,708	43,477	287,319	102,280
Amortization of intangibles	10,695	2,654	31,891	2,904
Rental expense	39,806	15,388	140,384	17,939
Purchased transportation	329,338	127,434	989,333	244,358
Impairments	—	16,746	—	16,746
Miscellaneous operating expenses	13,688	11,972	44,139	21,873
Merger-related costs	—	12,338	—	16,516
Total operating expenses	1,202,331	515,797	3,587,160	1,009,174
Operating income	144,280	5,811	362,266	56,859
Other (expenses) income:
Interest income	889	370	2,191	559
Interest expense	(7,528)	(1,812)	(21,424)	(1,948)
Other income, net	3,327	(1,442)	6,487	(120)
Other (expense) income, net	(3,312)	(2,884)	(12,746)	(1,509)
Income before income taxes	140,968	2,927	349,520	55,350
Income tax expense (benefit)	34,624	(1,272)	80,816	17,786
Net income	106,344	4,199	268,704	37,564
Net income attributable to noncontrolling interest	(463)	(318)	(1,136)	(836)
Net income attributable to Knight-Swift	$105,881	$3,881	$267,568	$36,728

Earnings per share:
Basic	$0.60	$0.04	$1.50	$0.42
Diluted	$0.60	$0.04	$1.50	$0.41

Dividends declared per share:	$0.06	$0.06	$0.18	$0.18

Weighted average shares outstanding:
Basic	176,849	102,846	177,816	87,978
Diluted	177,750	103,752	178,793	88,847

See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands)
Balances – December 31, 2017	177,998	$1,780	$4,219,214	$1,016,738	$5,237,732	$2,638	$5,240,370
Common stock issued to employees	642	6	10,281		10,287		10,287
Common stock issued to the board of directors	19	—	774		774		774
Common stock issued under employee stock purchase plan	33	1	1,307		1,308		1,308
Company shares repurchased	(3,076)	(31)		(99,969)	(100,000)		(100,000)
Shares withheld – restricted stock unit settlement				(2,550)	(2,550)		(2,550)
Employee stock-based compensation expense			7,220		7,220		7,220
Cash dividends paid and dividends accrued				(32,100)	(32,100)		(32,100)
Net income attributable to Knight-Swift				267,568	267,568		267,568
Distribution to noncontrolling interest						(1,255)	(1,255)
Net income attributable to noncontrolling interest						1,136	1,136
Net acquisition of remaining ownership interest, previously noncontrolling			(1,873)		(1,873)		(1,873)
Net cumulative-effect adjustment from adopting ASC Topic 606				5,301	5,301		5,301
Balances – September 30, 2018	175,616	$1,756	$4,236,923	$1,154,988	$5,393,667	$2,519	$5,396,186
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$268,704	$37,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	319,210	105,184
Gain on sale of property and equipment	(26,857)	(2,465)
Impairments	—	16,746
Deferred income taxes	48,045	(9,467)
Other adjustments to reconcile net income to net cash provided by operating activities	930	7,054
Increase (decrease) in cash resulting from changes in:
Trade receivables	(17,191)	(6,027)
Income tax receivable	13,878	(23,859)
Accounts payable	(10,528)	(4,447)
Accrued liabilities and claims accrual	(5,434)	23,791
Other assets and liabilities	(10,112)	(7,730)
Net cash provided by operating activities	580,645	136,344
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	20,625	2,835
Purchases of held-to-maturity investments	(18,933)	(3,015)
Proceeds from sale of property and equipment, including assets held for sale	150,596	29,490
Purchases of property and equipment	(502,738)	(91,925)
Expenditures on assets held for sale	(25,426)	(720)
Net cash, restricted cash, and equivalents (invested in) acquired from mergers and acquisitions	(101,693)	91,960
Other cash flows from investing activities	10,074	7,656
Net cash (used in) provided by investing activities	(467,495)	36,281
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(39,309)	(454,148)
Proceeds from long-term debt	—	400,000
Borrowings on revolving lines of credit, net	110,000	67,000
Borrowings under accounts receivable securitization	35,000	20,000
Repayment of accounts receivable securitization	(105,000)	—
Proceeds from common stock issued	12,369	9,726
Payments to repurchase company's common stock	(100,000)	—
Dividends paid	(32,287)	(14,769)
Other cash flows from financing activities	(4,270)	(9,136)
Net cash (used in) provided by financing activities	(123,497)	18,673
Net (decrease) increase in cash, restricted cash, and equivalents	(10,347)	191,298
Cash, restricted cash, and equivalents at beginning of period	151,733	9,406
Cash, restricted cash, and equivalents at end of period	$141,386	$200,704

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,186	$2,924
Income taxes, net of refunds received	16,146	50,709
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$51,893	$16,557
Financing provided to independent contractors for equipment sold	4,876	1,801
Transfers from property and equipment to assets held for sale	88,544	26,180
Capital lease additions	—	15,020
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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. As of September 30, 2018, the ending counts of the Company's fleet of revenue equipment included 19,600 operational tractors (comprised of 16,499 company tractors and 3,101 independent contractor tractors), 67,536 trailers, and 9,625 intermodal containers. The Company's six reportable segments are Knight Trucking, Knight Logistics, Swift Truckload, Swift Dedicated, Swift Refrigerated, and Swift Intermodal.
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
Note regarding comparability — Based on the structure of the 2017 Merger, the reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene and its subsidiaries on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's quarter and year-to-date September 30, 2018 results and prior periods may not be meaningful.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Changes in Presentation
The Company's quarter and year-to-date September 30, 2018 changes in presentation were attributed to impacts from adopting accounting pronouncements (refer to Note 2) and simplifying the presentation of the consolidated balance sheets and statements of cash flows by reclassifying immaterial line items into other line items as indicated below.
Balance Sheet — The amounts presented in the Company's Annual Report for the year ended December 31, 2017 were reclassified to align with the September 30, 2018 presentation in this Quarterly Report as follows:

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
Statement of Cash Flows — The amounts presented in the Company's Quarterly Report for the third quarter of 2017 were reclassified to align with the presentation in this Quarterly Report as follows:

•
"Transportation Resource Partners impairment," "Income from investment in TRP Partnerships," "Non-cash compensation expense for issuance of common stock to certain members of the Board of Directors," "Provision for doubtful accounts and notes receivable," "Stock-based compensation expense, net," and "Amortization of debt issue costs, and other" were reclassified to "Other adjustments to reconcile net income to net cash provided by operating activities."

•	Changes in "Other current assets," "Prepaid expenses," and "Other long-term assets" were reclassified to "Other assets and liabilities."

•
"Proceeds from notes receivable," "Payments received on equipment sales receivables," "Cash payments to Transportation Resource Partners," and "Cash proceeds from Transportation Resource Partners" were reclassified to "Other cash flows from investing activities."

•
"Shares withheld for employee taxes related to stock-based compensation," "Cash distribution to noncontrolling interest holder," and "Proceeds from exercise of stock options" were reclassified to "Other cash flows from financing activities."

•	"Repayments on Knight Revolver" and "Borrowings on Revolver" were reclassified to "Borrowings on revolving lines of credit, net."
Seasonality
In the transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand, customers reducing shipments following the holiday season, and inclement weather. At the same time, operating expenses generally increase, and tractor productivity of the Company's fleet, independent contractors, and third-party carriers decreases during the winter months due to decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. These factors typically lead to lower operating profitability, as compared to other parts of the year. Additionally, beginning in the latter half of the third quarter and continuing into the fourth quarter, the Company typically experiences surges pertaining to holiday shopping trends toward delivery of gifts purchased over the Internet, as well as the impact of shorter holiday seasons (Thanksgiving holiday recently falling closer to Christmas).

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
Contract Balances — $23.5 million and $17.0 million in-transit revenue balances are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets as of September 30, 2018 and January 1, 2018, respectively. The Company's contract liability balances as of September 30, 2018 and January 1, 2018 were immaterial.
Cumulative-effect Adjustment — The cumulative-effect adjustment to the Company's consolidated opening balance sheet included increases in "Trade receivables, net of allowance for doubtful accounts" of $17.0 million, in "Accrued payroll and purchased transportation" of $9.7 million, in "Accrued liabilities" of $0.2 million, in "Deferred tax liabilities" of $1.8 million, and in "Retained earnings" of $5.3 million.
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

	Current Period Impact
	Increase (Decrease)
Income Statement	Quarter-to-Date	Year-to-Date
	September 30, 2018	September 30, 2018
	(in thousands)
Total revenue (1)	$4,412	$6,462
Total operating expenses (2)	2,765	4,318
Income tax expense	399	504
Net income attributable to Knight-Swift	$1,248	$1,640

(1)	Current period impact primarily pertains to "Revenue, excluding fuel surcharge."

(2)	Current period impact primarily pertains to "Purchased transportation."

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Current Period Impact
Balance Sheet	Increase (Decrease)
September 30, 2018
(in thousands)
Trade receivables, net of allowance for doubtful accounts	$23,454

Accrued payroll and purchased transportation	13,982
Accrued liabilities	(932)
Deferred tax liabilities	3,463

Retained earnings	$6,941

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Impact of Adoption — As allowed by the amendments in ASU 2016-15, the Company elected to retrospectively apply the "Nature of Distribution" approach to classifying cash flows from its equity method investments. There were no other cash flow issues in ASU 2016-15 that impacted the Company's statement of cash flows presentation. The table below summarizes the impact on the year-to-date September 30, 2017 statement of cash flows of adopting ASU 2016-15 and ASU 2016-18.

	Year-to-Date September 30, 2017
	As Reported	ASU 2016-15 Reclassifications	ASU 2016-18 Reclassifications	Adjusted
	(in thousands)
Other adjustments to reconcile net income to net cash provided by operating activities (1)	$3,033	$4,021	$—	$7,054
Net cash provided by operating activities	132,323	4,021	—	136,344

Decrease (increase) in cash and cash equivalents - restricted	745	—	(745)	—
Net cash, restricted cash, and equivalents (invested in) acquired from mergers and acquisitions (2)	28,493	—	63,467	91,960
Other cash flows from investing activities (1)	11,502	(4,021)	175	7,656
Net cash used in investing activities	(22,595)	(4,021)	62,897	36,281

Net increase in cash, restricted cash, and equivalents	$128,401	$—	$62,897	$191,298
Cash, restricted cash, and equivalents at beginning of period	8,021	—	1,385	9,406
Cash, restricted cash, and equivalents at end of period	$136,422	$—	$64,282	$200,704

(1)
See Note 1 for line items that were previously separately presented, but are included in "Other adjustments to reconcile net income to net cash provided by operating activities" and "Other cash flows from investing activities" for the current period presentation.

(2)	The caption, as previously filed, was "Cash and cash equivalents received with 2017 Merger."
Reconciliation of Cash, Restricted Cash, and Equivalents — In accordance with the amendments in ASU 2016-18, the following table reconciles cash, restricted cash, and equivalents per the condensed consolidated statements of cash flows to the condensed consolidated balance sheets.

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
	(In thousands)
Balance Sheets
Cash and cash equivalents	$91,335	$76,649	$136,422	$8,021
Cash and cash equivalents – restricted (1)	48,460	73,657	62,685	—
Other long-term assets (1)	1,591	1,427	1,597	1,385
Statements of Cash Flows
Cash, restricted cash, and equivalents	$141,386	$151,733	$200,704	$9,406

(1)	Reflects cash and cash equivalents that are primarily restricted for claims payments.

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
Current Period Impact of Adoption — As of September 30, 2018, the Company has not updated any estimated provisional amounts previously reported and is still evaluating the impact of the Tax Cuts and Jobs Act of 2017. Management will continue to assess its provision for income taxes as future guidance is issued but does not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.
Other ASUs
There were various other ASUs that became effective during the year-to-date September 30, 2018 period, which did not have a material impact on the Company's results of operations, financial position, cash flows, or disclosures.

Note 3 — Recently Issued Accounting Pronouncements, Not Yet Adopted

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
August 2018	2018-15: Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
The amendments align the requirements for capitalizing implementation costs in a hosting arrangement with the guidance for internal-use software, resulting in expensing preliminary or post-implementation project costs and capitalizing certain application development costs. The capitalized costs should be included in the balance sheet line that includes prepayment for the fees of the associated hosting arrangement, and amortized over the noncancellable period of the arrangement. Amortization expense should be included in the income statement line that includes the fees associated with the hosting element of the arrangement. Payments for capitalized implementation costs should be classified in the statement of cash flows in the same manner as payments made for hosting element fees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted.
			January 2020, Prospective	Currently under evaluation, but not expected to be material
August 2018	2018-13: Fair Value Measurement (Topic 820): Disclosure Framework – Change to the Disclosure Requirements for Fair Value Measurement
The amendments in this ASU modify several disclosure requirements under Topic 820. These changes include removing the disclosure requirements related to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and adding disclosure requirements about the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Additionally, the amendments remove the phrase "at a minimum" from the codification clarifying that materiality should be considered when evaluating disclosure requirements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted.
			January 2019, Retrospective	Currently under evaluation, but not expected to be material

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
July 2018	2018-11: Leases (Topic 842): Targeted Improvements
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
			Refer to ASU 2016-02, below	Refer to ASU 2016-02, below
July 2018	2018-10: Leases (Topic 842): Codification Improvements
This ASU contains various amendments to ASC Topic 842 that clarify the language, remove inconsistencies, and improve upon other issues, including those associated with implementing the new standard. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.
			Refer to ASU 2016-02, below	Refer to ASU 2016-02, below
June 2018	2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
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
			January 2019, Modified retrospective	Currently under evaluation
January 2018	2018-01: Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842
The amendments in this ASU permit entities to elect to exclude land easements which were not previously recorded as leases from the evaluation related to the adoption of ASC Topic 842. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.
			Refer to ASU 2016-02, below	Refer to ASU 2016-02, below
February 2016	2016-02: Leases (Topic 842)
The new standard requires lessees to recognize assets and liabilities arising from both operating and financing leases on the balance sheet. Lessor accounting for leases is largely unaffected. For public business entities, the new standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.
			January 2019, Modified retrospective - cumulative-effect adjustment to beginning balance of retained earnings at the adoption date	Currently under evaluation (1)

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

(1)
ASC Topic 842, Leases — The Company established an implementation team, which includes support from external experts, to transition the Company from accounting for leases under ASC Topic 840 to accounting for leases under ASC Topic 842. The diagnostic phase of implementing the new standard is substantially complete, and management has tentatively selected practical expedients and accounting policies to evaluate the lease population. The Company is currently in the process of extracting and uploading lease data available from existing systems and documents into its new lease software solution.

Management expects to elect the land easement practical expedient and the package of practical expedients (regarding lease identification, lease classification, and initial direct costs), but not the hindsight practical expedient. Additionally, management expects to elect accounting policies to account for its revenue equipment leases at the portfolio level, to bundle nonlease components with their related lease components (as lessee), and to not recognize a right-of-use asset or lease liability for short-term leases. These policies are not substantially different from the Company’s current accounting policies. The impacts of the remaining accounting policy elections that are available under the new lease standard are still under review.
After considering the above practical expedient and accounting policy elections, management expects that adopting the new lease standard will result in adding a material amount of right-of-use assets and corresponding lease liabilities to the consolidated balance sheet as of January 1, 2019, with the net impact being recorded as a cumulative-effect adjustment to retained earnings. The impact of adopting the new lease standard is not expected to be material to the Company’s consolidated income statement, liquidity, or compliance with debt covenants.
Since management is continuing to evaluate the impact of ASC Topic 842, the above quantitative and qualitative disclosures are tentative and subject to change.

Note 4 — Merger and Acquisition
2017 Merger
Information about the accounting treatment of the 2017 Merger including details of the transaction, determination of the total fair value consideration, and allocation of the purchase price, are included in the Company's Annual Report for the year ended December 31, 2017.
The purchase price allocation for the 2017 Merger has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price allocation was open for adjustments through the end of the measurement period which closed one year from the acquisition date.
During the year-to-date September 30, 2018 period and prior to the measurement period closing, the Company adjusted its purchase price allocation for new information obtained related to certain legal matters that were outstanding as of the 2017 Merger closing date, reflecting a $4.0 million increase in "Goodwill," a $6.5 million increase in "Accrued liabilities," and a $2.5 million decrease in "Deferred tax liabilities" in the September 9, 2017 opening balance sheet.
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
The results of the acquired business have been included in the condensed consolidated financial statements since the date of acquisition and represent 1.9% and 1.4% of consolidated total revenue, and 3.1% and 2.2% of consolidated net income attributable to Knight-Swift for the quarter and year-to-date September 30, 2018 periods, respectively. The acquired business also represented 1.5% of consolidated total assets as of September 30, 2018. The Company recorded approximately $0.2 million of acquisition-related expenses, which are included within "Miscellaneous operating expenses" in the condensed consolidated income statement for the year-to-date September 30, 2018 period.

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
The purchase price allocation for the Abilene Acquisition is preliminary and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, pending the completion of valuation of acquired tangible assets, assessment of lease agreements, assessment of certain liabilities, the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed, and assessment of other tax related items. As the Company obtains more information, the preliminary purchase price allocation disclosed below is subject to change. Any future adjustments to the preliminary purchase price allocation, including changes within identifiable intangible assets or estimation uncertainty impacted by market conditions, may impact future net earnings. The purchase price allocation adjustments can be made through the end of the measurement period, which is not to exceed one year from the acquisition date.
The following table summarizes the fair value of the consideration transferred as of the acquisition date, including any adjustments during the measurement period:

	March 16, 2018 Opening Balance Sheet as Reported at March 31, 2018	Adjustments	Adjusted March 16, 2018 Opening Balance Sheet as Reported at September 30, 2018
	(in thousands)
Fair value of the consideration transferred	$103,223	$124	$103,347

Cash	1,654	—	1,654
Trade receivables	11,745	778	12,523
Other assets	7,785	842	8,627
Property and equipment	41,403	—	41,403
Identifiable intangible assets (1)	23,000	(400)	22,600
Total assets	85,587	1,220	86,807

Accounts payable	1,959	1,440	3,399
Accrued liabilities	2,419	4,942	7,361
Claims accruals	230	172	402
Total liabilities	4,608	6,554	11,162

Goodwill	$22,244	$5,458	$27,702

(1)	Includes a $17.9 million customer relationship and a $4.7 million trade name.
The above adjustments were related to the completion of an independent valuation of certain acquired intangible assets, the identification of liabilities associated with capital expenditures incurred prior to the acquisition, adjustments for Abilene’s adoption of ASC Topic 606, and the associated deferred tax asset impact of these adjustments. No material income statement effects were identified with these adjustments.

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

	Quarter-to-Date September 30,	Year-to-Date September 30,
	2017	2018	2017
	(in thousands, except per share data)
Total revenue	$1,300,318	$3,969,067	$3,847,437
Net income attributable to Knight-Swift	21,290	268,103	88,742
Earnings per share – diluted	0.12	1.50	0.50

The unaudited pro forma condensed combined financial information has been presented for comparative purposes only and includes certain adjustments such as recognition of assets acquired at estimated fair values and related depreciation and amortization, elimination of transaction costs incurred by Knight, Swift, and Abilene during the periods presented that were directly related to the 2017 Merger and the Abilene Acquisition, and related income tax effects of these items. As a result of the 2017 Merger, Knight and Swift incurred certain merger-related expenses, including professional legal and advisory fees, acceleration of share-based compensation, bonus incentives, severance payments, filing fees, and other miscellaneous expenses. These merger-related expenses for both Knight and Swift totaled $42.6 million and $57.0 million during the quarter and year-to-date September 30, 2017 periods, respectively, and are eliminated from presentation of the unaudited pro forma net income presented above.The acquisition-related expenses that Knight incurred from the Abilene Acquisition, discussed above, are eliminated from presentation of the unaudited pro forma net income presented above.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Restricted Investments, Held-to-Maturity
The following tables present the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments, held-to-maturity:

	September 30, 2018
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
United States corporate securities	$17,039	$—	$(13)	$17,026
Municipal bonds	2,437	—	(2)	2,435
Negotiable certificate of deposits	1,035	—	—	1,035
Restricted investments, held-to-maturity	$20,511	$—	$(15)	$20,496

	December 31, 2017
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
United States corporate securities	$15,982	$—	$(14)	$15,968
Municipal bonds	4,970	—	(10)	4,960
Negotiable certificate of deposits	1,280	—	—	1,280
Restricted investments, held-to-maturity	$22,232	$—	$(24)	$22,208

As of September 30, 2018, the contractual maturities of the restricted investments, held-to-maturity, were one year or less. There were 29 securities and 32 securities that were in an unrealized loss position for less than twelve months as of September 30, 2018 and December 31, 2017, respectively. The Company did not recognize any impairment losses during the quarter and year-to-date September 30, 2018 periods.
Refer to Note 14 for additional information regarding fair value measurements of the Company's investments.

Note 6 — Assets Held for Sale
The Company expects to sell its assets held for sale within the next twelve months. Revenue equipment held for sale totaled $48.6 million and $25.2 million as of September 30, 2018 and December 31, 2017, respectively. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the condensed consolidated income statements were:

•	$11.0 million and $0.8 million, for the quarter-to-date September 30, 2018 and 2017 periods, respectively, and

•	$27.6 million and $2.5 million, for the year-to-date September 30, 2018 and 2017 periods, respectively.
The Company's net carrying value of land and facilities classified as held for sale in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 was zero.
The Company did not recognize any impairment losses related to assets held for sale during the September 30, 2018 or 2017 quarter and year-to-date periods.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In thousands)
Goodwill, balance at December 31, 2017	$2,887,867
Amortization relating to deferred tax assets	(15)
Abilene Acquisition (1)	27,702
2017 Merger — September 9, 2017 opening balance sheet adjustment (2)	3,974
Goodwill, balance at September 30, 2018	$2,919,528

(1)
The goodwill associated with the Abilene Acquisition was allocated to the Knight Trucking segment. See Note 4 regarding the amount attributed to adjustments to the March 17, 2018 opening balance sheet.

(2)
The goodwill adjustment associated with the 2017 Merger resulted in a $4.8 million increase, a $1.1 million increase, and a $1.9 million decrease in goodwill allocated to the Swift Truckload, Swift Dedicated, and Swift Refrigerated segments, respectively. See Note 4 regarding the nature of the adjustment.

There were no goodwill impairments recorded during the September 30, 2018 or 2017 quarter and year-to-date periods.
Other Intangible Assets
Other intangible asset balances were as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Customer relationships and non-compete:
Gross carrying amount (1)	$838,100	$820,200
Accumulated amortization	(46,388)	(14,497)
Customer relationships and non-compete, net	$791,712	$805,703
Trade names:
Gross carrying amount (1)	639,900	635,200
Intangible assets, net	$1,431,612	$1,440,903

(1)	The changes in the gross carrying amounts of intangible assets are related to the Abilene Acquisition and are discussed in Note 4.
The Company's customer relationship intangible assets related to the Abilene Acquisition are being amortized over a weighted average period of 20.0 years.
As of September 30, 2018, management anticipates that the composition and amount of amortization associated with intangible assets will be $10.7 million for the remainder of 2018, $42.7 million for each of the years 2019 through 2021, and $42.6 million in 2022. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 8 — Income Taxes
Effective Tax Rate — The quarter-to-date September 30, 2018 and September 30, 2017 effective tax rates were 24.6% and (43.5)%, respectively. The change was primarily a result of a year-over-year increase in third quarter income before income taxes, partially offset by impacts from the Tax Cuts and Jobs Act of 2017, which reduced the federal corporate income tax rate from 35.0% to 21.0%. The Company recognized stock compensation deductions and the impact of state tax rate changes on deferred taxes as discrete items during the quarter ended September 30, 2017.
The year-to-date September 30, 2018 and September 30, 2017 effective tax rates were 23.1% and 32.1%, respectively. The decrease was primarily a result of the Tax Cuts and Jobs Act of 2017. The Company recognized discrete items relating to stock compensation deductions and a favorable audit settlement of nondeductible penalties during the year-to-date September 30, 2018 period. The Company also recognized discrete items relating to stock compensation deductions and the impact of state tax rate changes on deferred taxes during the year-to-date September 30, 2017 period.
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
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits as of September 30, 2018 and December 31, 2017 were approximately $1.4 million and $0.3 million, respectively.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by various state and federal jurisdictions for tax years ranging from 2011 through 2016. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2013 remain subject to examination.

Note 9 — Accounts Receivable Securitization
On July 11, 2018, Swift Receivables Company II, LLC ("SRCII") , a wholly-owned subsidiary of the Company, entered into the 2018 RSA, which further amends the 2015 RSA. The parties to the 2018 RSA are SRCII as the seller, Swift Transportation Services, LLC as the servicer, the various conduit purchasers, the various related committed purchasers, the various purchaser agents, the various letters of credit participants, and PNC Bank, National Association as the issuing bank for letters of credit and as administrator. Pursuant to the related purchase and sale agreement and together with the 2018 RSA, the Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to SRCII. In turn, SRCII sells a variable percentage ownership interest in the eligible accounts receivable to the various purchasers.
The 2018 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of September 30, 2018. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.

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
The 2018 RSA and 2015 RSA are secured borrowings that are collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets. As of September 30, 2018, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
Availability under the 2018 RSA and 2015 RSA is calculated as follows:

	2018 RSA	2015 RSA
	September 30, 2018	December 31, 2017
	(In thousands)
Borrowing base, based on eligible receivables	$322,400	$317,600
Less: outstanding borrowings (1)	(235,000)	(305,000)
Less: outstanding letters of credit	(70,725)	—
Availability under accounts receivable securitization facilities	$16,675	$12,600

(1)
Outstanding borrowings are included in "Accounts receivable securitization" in the condensed consolidated balance sheets. Interest accrued on the aggregate principal balance at a rate of 3.0% and 2.1% as of September 30, 2018 and December 31, 2017, respectively.

Program fees and unused commitment fees are recorded in "Interest expense" in the condensed consolidated income statements. The Company incurred accounts receivable securitization program fees of $2.0 million and $0.4 million during the quarter-to-date September 30, 2018 and 2017 periods, respectively. The Company incurred accounts receivable securitization program fees of $6.0 million and $0.4 million during the year-to-date September 30, 2018 and 2017 periods, respectively.
Refer to Note 14 for information regarding the fair value of the 2018 RSA and 2015 RSA.

Note 10 — Purchase Commitments
As of September 30, 2018, the Company had outstanding commitments to acquire revenue equipment of $208.2 million in 2018 ($194.1 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, capital leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
Subsequent to September 30, 2018, management discovered that one of the Company's equipment manufacturers was behind schedule, and will accordingly delay the delivery of approximately $24.6 million of the above tractor commitments to the first quarter of 2019.
As of September 30, 2018, the Company had outstanding purchase commitments to acquire facilities and non-revenue equipment of $4.8 million in the remainder of 2018, $4.1 million in the two-year period of 2019 through 2020, $0.1 million in 2021, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $90.2 million, relating to the Company's outstanding legal proceedings as of September 30, 2018.
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
Recent Developments and Current Status
On August 29, 2017, the parties in the Slack matter reached a settlement; however, the parties are currently disputing the scope of the settlement release. There have been no significant developments in the Slack matter during the first three quarters of 2018. Additionally, the parties in the Hedglin matter have reached a tentative settlement. The likelihood that a loss has been incurred for the Slack and Hedglin matters is probable and estimable, and the loss has accordingly been accrued.

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
Recent Developments and Current Status
In January 2017, the district court issued an order finding that the plaintiffs had signed contracts of employment and thus the case could properly proceed in court, instead of arbitration. Swift has appealed this decision to the Ninth Circuit Court of Appeals and the parties have discussed settlement. There were no significant developments during the first three quarters of 2018. Based on the above, the likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued.

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
Self Insurance
The Company is insured against auto liability ("AL") claims under a primary self-insured retention ("SIR") policy. Knight's AL claims have SIRs ranging from $1.0 million to $3.0 million per occurrence depending on the policy period.
For the policy period March 1, 2018 to March 1, 2019, the Knight SIR is $1.0 million with additional responsibility up to $1.6 million per occurrence within its primary limit and applicable aggregate limits. For the policy period March 1, 2017 to March 1, 2018, the Knight SIR was $1.0 million, with additional responsibility up to $1.6 million per occurrence within its primary limit and applicable aggregate limits. For the policy period March 1, 2016 to March 1, 2017, the Knight SIR was $2.5 million with no additional aggregate limits or deductibles within the primary AL policy. The Company secured excess liability coverage up to $130.0 million per occurrence for the Knight policy periods March 1, 2018 to March 1, 2019, March 1, 2017 to March 1, 2018, and March 1, 2016 to March 1, 2017. Knight also carries a $2.5 million aggregate deductible for any loss or losses within the excess coverage layer. Swift AL claims have $250.0 million of coverage per occurrence ($350.0 million aggregated limits through October 31, 2016), subject to a $10.0 million SIR per-occurrence.
The Company is self-insured for workers' compensation coverage. The Knight self-retention level has a maximum of $1.0 million per occurrence. Swift maintains statutory coverage limits, subject to a $5.0 million SIR for each accident or disease. Additionally, through Knight, the Company maintains primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $0.3 million per claimant. Since January 1, 2015, Swift has been fully insured on its medical benefits, subject to contributed premiums.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Share Repurchase Plans
On June 1, 2018, the Board approved the repurchase of up to $250.0 million of the Company's outstanding common stock (the "Knight-Swift Repurchase Plan"). With the adoption of the Knight-Swift Repurchase Plan, the Company terminated the $150.0 million repurchase plan approved by Swift's board of directors in February 2016 (the "Swift Repurchase Plan") which was prior to the 2017 Merger. When terminated, the Swift Repurchase Plan had approximately $62.9 million in remaining authorized purchases. During the quarter and year-to-date September 30, 2018 periods, the Company purchased 3.1 million shares of its common stock for $100.0 million under the Knight-Swift Repurchase Plan, and as such $150.0 million in authorized purchases remained as of September 30, 2018. Subsequent to September 30, 2018, the Company repurchased 1.1 million shares for $33.6 million under the Knight-Swift Repurchase Plan, leaving $116.4 million available as of November 6, 2018.

Note 13 — Weighted Average Shares Outstanding
Basic and diluted earnings per share, as presented in the condensed consolidated income statements, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
	(In thousands)
Basic weighted average common shares outstanding	176,849	102,846	177,816	87,978
Dilutive effect of equity awards	901	906	977	869
Diluted weighted average common shares outstanding	177,750	103,752	178,793	88,847
Anti-dilutive shares excluded from diluted earnings per share (1)	48	654	48	488

(1)
Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of Knight-Swift's common stock for the periods presented.

Note 14 — Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of September 30, 2018 and December 31, 2017, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
The tables below exclude certain financial instruments. The excluded financial instruments are as follows: cash and cash equivalents, restricted cash included in "Cash and cash equivalents – restricted", net accounts receivable, income tax refund receivable, and accounts payable. The estimated fair values of these financial instruments approximate their carrying values as they are short-term in nature. Additionally, for notes payable under revolving lines of credit, fair value approximates the carrying value due to the variable interest rate. For capital leases, the carrying value approximates the fair value, as the Company's capital leases are structured to amortize in a manner similar to the depreciation of the underlying assets. All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Financial Assets — The carrying amounts and estimated fair values of the Company's financial assets are included in Note 5 for restricted investments, held-to-maturity and under "Recurring Fair Value Measurements" below for other investments.

Financial Liabilities —The following table presents the carrying amounts and estimated fair values of the Company's financial liabilities:

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Term Loan, due October 2020 (1)	$364,531	$365,000	$364,355	$365,000
2018 RSA, due July 2021 (2)	234,567	235,000	—	—
2015 RSA, due January 2019	—	—	305,000	305,000
Revolver, due October 2022	235,000	235,000	125,000	125,000

(1)
The carrying amount of the Term Loan is included in "Long-term debt, less current portion," and is net of $0.5 million and $0.6 million in deferred loan costs as of September 30, 2018 and December 31, 2017, respectively.

(2)	The carrying amount of the 2018 RSA is included in "Accounts Receivable Securitization," and is net of $0.4 million in deferred loan costs as of September 30, 2018.
The estimated fair values of the Company's financial instruments as of September 30, 2018 and December 31, 2017 represent management's best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects management's own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.
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
Accounts Receivable Securitization — The Company's securitization of accounts receivable consists of borrowings outstanding pursuant to the 2018 RSA as of September 30, 2018 and the 2015 RSA as of December 31, 2017, as discussed in Note 9. The estimated fair value of the Company's accounts receivable securitization approximates the face value.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Recurring Fair Value Measurements — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a recurring basis as of September 30, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value (1)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of September 30, 2018
Money market funds	$1,591	$1,591	$—	$—
Debt securities – municipal securities	2,531	—	2,531	—
As of December 31, 2017
Money market funds	$1,427	$1,427	$—	$—
Debt securities – municipal securities	1,887	—	1,887	—

(1)
The money market funds and debt securities are trading securities and are restricted to meet statutory requirements. The carrying value, included within "Other long-term assets" in the Company's condensed consolidated balance sheets, approximates the estimated fair value.

As of September 30, 2018 and December 31, 2017, there were no liabilities on the condensed consolidated balance sheets estimated at fair value that were measured on a recurring basis.
Nonrecurring Fair Value Measurements — As of September 30, 2018 and December 31, 2017, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.
As of September 30, 2018, the Company had no major categories of assets estimated at fair value that were measured on a nonrecurring basis. The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of December 31, 2017:

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 15 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	Quarter-to-Date September 30,				Year-to-Date September 30,
	2018		2017		2018		2017
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Freight Services:
Central Freight Lines (1)	$—	$—	$—	$—	$427	$—	$—	$—
SME Industries (1)	176	—	—	—	623	—	—	—
Total	$176	$—	$—	$—	$1,050	$—	$—	$—
Facility and Equipment Leases:
Central Freight Lines (1)	$222	$92	$—	$—	$690	$277	$—	$—
Other Affiliates (1)	4	—	—	—	15	—	—	—
Total	$226	$92	$—	$—	$705	$277	$—	$—
Other Services:
Updike Distribution and Logistics (2)	$—	$—	$772	$—	$554	$—	$1,960	$—
Other Affiliates (1)	9	701	9	—	27	2,055	27	—
Total	$9	$701	$781	$—	$581	$2,055	$1,987	$—

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
The following is a rollforward of the accrued liability for the consulting fees:

(In thousands)
Accrued consulting fees – Jerry Moyes, balance at December 31, 2017 (1a)	$4,450
Additions to accrual	—
Less: payments	(1,625)
Accrued consulting fees – Jerry Moyes, balance at September 30, 2018 (1a)	$2,825

(1a)	The balance is included in "Other long-term liabilities" (noncurrent) and "Accrued liabilities" (current) in the condensed consolidated balance sheets, based on the timing of the expected payments.

(2)
Knight had an arrangement with Updike Distribution and Logistics, a company that is owned by the father and three brothers of Executive Vice President of Sales and Marketing, James Updike, Jr. The arrangement allowed Updike Distribution and Logistics to purchase fuel from Knight's vendors at cost, plus an administrative fee. The arrangement was discontinued during the second quarter of 2018.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Receivables and payables pertaining to related party transactions were:

	September 30, 2018		December 31, 2017
	Receivable	Payable	Receivable	Payable
	(In thousands)
Central Freight Lines	$12	$—	$213	$—
SME Industries	35	—	79	—
Other Affiliates	—	18	—	—
Total	$47	$18	$292	$—

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
Trucking Segments:

•	Knight Trucking — The Knight Trucking segment is comprised of dry van, refrigerated, and drayage operations. Abilene's trucking operations are included beginning March 17, 2018.

•	Swift Truckload — The Swift Truckload segment consists of one-way movements over irregular routes throughout the United States, Mexico, and Canada.

•	Swift Dedicated — The Swift Dedicated segment devotes use of equipment to specific customers and offers tailored solutions under long-term contracts.

•
Swift Refrigerated — The Swift Refrigerated segment primarily consists of shipments for customers that require temperature-controlled trailers. These shipments include one-way movements over irregular routes, as well as dedicated truck operations.

Knight Logistics
The Knight Logistics segment is primarily comprised of brokerage and intermodal operations. Knight also provides logistics freight management and other non-trucking services through its Knight Logistics business. Abilene's logistics operations are included beginning March 17, 2018.
Swift Intermodal
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following tables present the Company's financial information by segment:

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
Revenue:	(In thousands)
Knight – Trucking	$296,021	$222,307	$845,688	$661,320
Knight – Logistics	89,554	57,904	235,165	166,959
Swift – Truckload	400,399	115,899	1,251,576	115,899
Swift – Dedicated	163,276	39,120	476,466	39,120
Swift – Refrigerated	211,282	47,506	616,444	47,506
Swift – Intermodal	123,065	24,046	339,841	24,046
Subtotal	$1,283,597	$506,782	$3,765,180	$1,054,850
Non-reportable segments	78,252	20,212	233,030	20,212
Intersegment eliminations	(15,238)	(5,386)	(48,784)	(9,029)
Total revenue	$1,346,611	$521,608	$3,949,426	$1,066,033

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
Operating income (loss):	(In thousands)
Knight – Trucking	$56,535	$8,581	$153,915	$54,603
Knight – Logistics	8,816	3,651	16,506	8,677
Swift – Truckload	54,026	7,967	134,622	7,967
Swift – Dedicated	21,809	2,949	57,702	2,949
Swift – Refrigerated	8,222	427	21,261	427
Swift – Intermodal	9,453	1,396	17,455	1,396
Subtotal	$158,861	$24,971	$401,461	$76,019
Non-reportable segments	(14,581)	(19,160)	(39,195)	(19,160)
Operating income	$144,280	$5,811	$362,266	$56,859

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
Depreciation and amortization of property and equipment:	(In thousands)
Knight – Trucking	$30,938	$27,552	$89,729	$83,678
Knight – Logistics	1,081	1,245	3,508	3,922
Swift – Truckload	26,601	6,179	79,312	6,179
Swift – Dedicated	12,592	2,861	37,281	2,861
Swift – Refrigerated	10,285	2,147	29,847	2,147
Swift – Intermodal	2,981	603	8,662	603
Subtotal	$84,478	$40,587	$248,339	$99,390
Non-reportable segments	13,230	2,890	38,980	2,890
Depreciation and amortization of property and equipment	$97,708	$43,477	$287,319	$102,280

Geographical Information
In the aggregate, total revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for the quarter and year-to-date September 30, 2018 and 2017 periods. Additionally, long-lived assets on the Company's foreign subsidiary balance sheets were less than 5.0% of consolidated total assets as of September 30, 2018 and December 31, 2017.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

•	any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items,

•	any statement of plans, strategies, and objectives of management for future operations,

•	any statements concerning proposed acquisition plans, new services or developments,

•	any statements regarding future economic conditions or performance, and

•	any statements of belief and any statements of assumptions underlying any of the foregoing.
In this Quarterly Report, forward-looking statements include statements we make concerning:

•	the ability of our infrastructure to support future growth, whether we grow organically or through potential acquisitions,

•	the future impact of the 2017 Merger and the Abilene Acquisition, including achievement of anticipated synergies,

•	the flexibility of our model to adapt to market conditions,

•	our ability to recruit and retain qualified driving associates,

•	future safety performance,

•	future dedicated and refrigerated performance,

•	our ability to gain market share,

•	our ability and desire to expand our brokerage and intermodal operations,

•	future equipment prices, our equipment purchasing plans, and our equipment turnover (including expected tractor trade-ins),

•	our ability to sublease equipment to independent contractors,

•	the impact of pending legal proceedings,

•	the expected freight environment, including freight demand and volumes,

•	economic conditions, including future inflation, consumer spending, and US Gross Domestic Product ("GDP") growth,

•	our ability to obtain favorable pricing terms from vendors and suppliers,

•	expected liquidity and methods for achieving sufficient liquidity,

•	future fuel prices,

•	future expenses and our ability to control costs,

•	future operating profitability,

•	future third-party service provider relationships and availability,

•	future contracted pay rates with independent contractors and compensation arrangements with driving associates,

•	our expected need or desire to incur indebtedness,

•	expected sources of liquidity for capital expenditures and allocation of capital,

•	expected capital expenditures,

•	future mix of owned versus leased revenue equipment,

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•	future asset utilization,

•	future capital requirements,

•	future return on capital,

•	future tax rates,

•	future share repurchases,

•	our intention to pay dividends in the future,

•	future trucking industry capacity,

•	future rates,

•	future depreciation and amortization,

•	expected tractor and trailer fleet age,

•	political conditions and regulations, including trade regulation, quotas, duties or tariffs, and any future changes to the foregoing, and

•	future purchased transportation expense.
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

Reference to Annual Report
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements (unaudited) and footnotes included in this Quarterly Report, as well as the consolidated financial statements and footnotes included in our Annual Report for the year ended December 31, 2017.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Operating Statistics — We measure our consolidated and segment results through certain operating statistics, which are discussed under "Results of Operations — Segment Review — Operating Statistics," below. Our results are affected by various economic, industry, operational, regulatory, and other factors, which are discussed in detail in "Part I, Item 1A. Risk Factors," in our 2017 Annual Report, and supplemented in Part II, Item 1A of our Quarterly Report for the first quarter of 2018, as well as in various disclosures in our press releases, stockholder reports, and other filings with the SEC.
Financial Overview

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,346,611	$521,608	$3,949,426	$1,066,033
Revenue, excluding fuel surcharge	$1,188,743	$469,683	$3,482,663	$961,685
Net income attributable to Knight-Swift	$105,881	$3,881	$267,568	$36,728
Diluted EPS	$0.60	$0.04	$1.50	$0.41
Operating Ratio	89.3%	98.9%	90.8%	94.7%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift (1)	$115,122	$25,511	$293,265	$60,563
Adjusted EPS (1)	$0.65	$0.25	$1.64	$0.68
Adjusted Operating Ratio (1)	86.8%	90.6%	88.6%	89.7%

Revenue equipment:
Average tractors (2)	18,906	20,295	19,266	20,379
Average trailers (3)	68,318	61,303	70,284	61,294
Average containers	9,366	8,047	9,203	8,047

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

(2)	Reflects operational tractors, including company tractors and tractors owned by independent contractors, within the Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated segments.
Knight's tractor fleet had an average age of 2.5 years and 2.7 years for the third quarter of 2018 and 2017, respectively. Swift's tractor fleet had an average age of 2.4 years and 2.5 years for the third quarter of 2018 and 2017, respectively.
Knight's tractor fleet had an average age of 2.6 years and 2.5 years for the year-to-date September 30, 2018 and 2017 periods, respectively. Swift's tractor fleet had an average age of 2.4 years and 2.5 years for the year-to-date September 30, 2018 and 2017 periods, respectively.

(3)
Knight's trailer fleet had an average age of 4.3 years and 3.8 years for the third quarter of 2018 and 2017, respectively. Swift's trailer fleet had an average age of 8.5 years and 8.1 years for the third quarter of 2018 and 2017, respectively.

Knight's trailer fleet had an average age of 4.2 years and 3.8 years for the year-to-date September 30, 2018 and 2017 periods, respectively. Swift's trailer fleet had an average age of 8.5 years and 8.1 years for the year-to-date September 30, 2018 and 2017 periods, respectively.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Recent Consolidated Results of Operations and Quarter-End Financial Condition

Trends and Outlook — The US GDP decreased slightly from the second quarter of 2018 to the third quarter of 2018, but still represented the best sequential quarters since 2014. Third-party forecasts indicate that the US GDP will continue to grow, but at a slower pace in the fourth quarter of 2018 and into 2019. Additionally, the annual growth rate for the US economy slowed in the third quarter of 2018, after a second quarter 2018 surge from exporters shipping products earlier to avoid upcoming tariffs, as well as consumers spending more as a result of tax relief from the Tax Cuts and Jobs Act of 2017. Inventory levels across the US supply chain, which were in a surplus position in prior years, have recently become more balanced. The three main sources of freight demand, which are consumer spending, construction, and manufacturing, continue to show signs of strength.
Freight volumes in the trucking industry surged throughout the first half of 2018, continuing into the third quarter. Trucking capacity remained constrained during the quarter, as a result of the industry-wide surge in freight volumes and shortage of drivers. Driver sourcing continues to be a headwind for the trucking industry, as, among other market factors, the national unemployment rate reached an historic low in the third quarter of 2018, truck safety regulations have increased (including Electronic Logging Device ("ELD") regulations), and competition has increased for driving academy graduates and experienced hires.
Our continuing synergy efforts, as well as the impacts of favorable market dynamics in terms of freight demand and constrained trucking capacity, supported our third quarter 2018 results. Additionally, we made progress across all of our reportable segments. Our trucking segments (Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated) operated 18,900 tractors on a combined basis at an 86.6% operating ratio and an 84.9% Adjusted Operating Ratio. Our efforts in the first half of 2018 and into the third quarter resulted in stabilization of the Swift tractor fleet, which ended the third quarter at 14,779 operational tractors. We achieved sequential progress in the Swift Refrigerated segment's Adjusted Operating Ratio, which was most pronounced in September 2018, and we expect to see continued progress into the fourth quarter of 2018.
Given the strength in the freight market, as well as inflationary pressures related to driver wages, purchased transportation, and other costs, we expect to continue to see rate increases in our contract business in the fourth quarter of 2018 and into 2019. In this environment, we will continue to monitor the markets in order to maximize both service to our customers and yield, as well as evaluate acquisition candidates, share repurchases, and other opportunities that create value for our stockholders and further advance our long-term strategies.
Note: The reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's quarter and year-to-date September 30, 2018 results and prior periods may not be meaningful.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The $102.0 million increase in net income attributable to Knight-Swift to $105.9 million during the third quarter of 2018 from $3.9 million in the third quarter of 2017 includes the following:

•
$53.2 million increase in Knight's operating income, primarily due to the Knight Trucking segment's results, which include the results of Abilene in the third quarter of 2018, and are discussed within "Segment Review," below. The increase in revenue, excluding fuel surcharge and intersegment transactions, was partially offset by an increase in driving associate-related costs. Additionally, during the third quarter of 2017, Knight incurred certain expenses associated with the 2017 Merger, including $12.3 million in legal and professional fees, $5.6 million related to merger-related bonuses and accelerated stock compensation expense, $0.9 million merger-related statutory filings, and $0.1 million in driver-incentive expenses.

•
$85.2 million increase in operating income from Swift's results for the full third quarter of 2018, compared to the last 22 days in the third quarter of 2017. A $16.7 million impairment related to the termination of Swift's implementation of its Enterprise Resource Planning ("ERP") system was included in the results for the last 22 days in the third quarter of 2017.

•
$35.9 million increase in income tax expense. The increase was primarily due to the increases in operating income, discussed above. This was offset by recognition of discrete items relating to stock compensation deductions in the third quarter of 2017, as well as impacts from the Tax Cuts and Jobs Act of 2017, which among other things, reduced the Company's federal corporate income tax rate from 35.0% to 21.0%. As such, the effective tax rate increased to 24.6% in the third quarter of 2018 from (43.5)% in the third quarter of 2017.

Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The $230.8 million increase in net income attributable to Knight-Swift to $267.6 million during the year-to-date September 30, 2018 period from $36.7 million during the same period last year includes the following:

•
$105.5 million increase in Knight's operating income, primarily due to the Knight Trucking segment's results, which include the results of Abilene from March 17, 2018 through September 30, 2018, and are discussed within "Segment Review," below. The increase in revenue, excluding fuel surcharge and intersegment transactions, and the costs associated with the 2017 Merger in the prior year, were partially offset by an increase in driving associate-related costs.

•
$199.9 million increase in operating income from Swift's results for the full year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period. A $16.7 million impairment related to the termination of Swift's implementation of its ERP system was included in the results for the last 22 days in the prior year-to-date period.

•
$19.5 million increase in interest expense, due to the inclusion of Swift's debt and capital lease balances during the full year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period.

•
$63.0 million increase in income tax expense. The increase was primarily due to inclusion of Swift's results for the year-to-date September 30, 2018 period. This was partially offset by recognition of discrete items relating to stock compensation deductions in the year-to-date September 30, 2018 period, as well as impacts from the Tax Cuts and Jobs Act of 2017. As such, the effective tax rate decreased to 23.1% in the year-to-date September 30, 2018 period from 32.1% in the year-to-date September 30, 2017 period.

See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.
Liquidity and Capital — During the year-to-date September 30, 2018 period, we generated $580.6 million in cash flows from operations, repurchased $100.0 million of our common stock, and used $352.1 million for capital expenditures, net of equipment sales proceeds. During the year-to-date September 30, 2018 period, we returned $32.3 million to our stockholders in the form of quarterly dividends. We ended the quarter with $91.3 million in unrestricted cash and cash equivalents, $600.0 million in long-term debt (excluding the 2018 RSA and capital leases), and $5.4 billion of stockholders' equity. See discussion under "Liquidity and Capital Resources" and "Off-Balance Sheet Arrangements" for additional information.

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
Consolidating Tables for Total Revenue and Operating Income

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
Revenue:	(In thousands)
Knight – Trucking	$296,021	$222,307	$845,688	$661,320
Knight – Logistics	89,554	57,904	235,165	166,959
Swift – Truckload	400,399	115,899	1,251,576	115,899
Swift – Dedicated	163,276	39,120	476,466	39,120
Swift – Refrigerated	211,282	47,506	616,444	47,506
Swift – Intermodal	123,065	24,046	339,841	24,046
Subtotal	$1,283,597	$506,782	$3,765,180	$1,054,850
Non-reportable segments	78,252	20,212	233,030	20,212
Intersegment eliminations	(15,238)	(5,386)	(48,784)	(9,029)
Total revenue	$1,346,611	$521,608	$3,949,426	$1,066,033

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
Operating income (loss):	(In thousands)
Knight – Trucking	$56,535	$8,581	$153,915	$54,603
Knight – Logistics	8,816	3,651	16,506	8,677
Swift – Truckload	54,026	7,967	134,622	7,967
Swift – Dedicated	21,809	2,949	57,702	2,949
Swift – Refrigerated	8,222	427	21,261	427
Swift – Intermodal	9,453	1,396	17,455	1,396
Subtotal	$158,861	$24,971	$401,461	$76,019
Non-reportable segments	(14,581)	(19,160)	(39,195)	(19,160)
Operating income	$144,280	$5,811	$362,266	$56,859

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
Segment Review
Trucking Segments
Our asset-based trucking services primarily include revenue generated from dry van, refrigerated, dedicated, drayage, flatbed, and cross-border transportation service offerings through our Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated reportable segments. Additional revenues are generated in all four of our trucking segments by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our trucking segments are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

As of September 30, 2018, the trucking segments together comprised approximately 18,900 tractors, and operated on a combined basis at an 84.9% Adjusted Operating Ratio during the third quarter. Our efforts in the first half of 2018 resulted in stabilizing the Swift consolidated tractor fleet during the third quarter of 2018, and we ended the quarter at 14,779 operational tractors at September 30, 2018. We continue to see improvement in operating profitability in our trucking segments, as a result of our focus on improving our yields, increasing revenue per tractor, and continuing to improve on our ability to source and retain drivers without compromising our commitment to improving safety.
Knight Trucking Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$296,021	$222,307	$845,688	$661,320	33.2%		27.9%
Revenue, excluding fuel surcharge and intersegment transactions	$256,496	$195,763	$733,395	$582,272	31.0%		26.0%
Operating income	$56,535	$8,581	$153,915	$54,603	558.8%		181.9%
Average revenue per tractor (1)	$53,028	$43,397	$153,880	$126,719	22.2%		21.4%
GAAP: Operating Ratio (1)	80.9%	96.1%	81.8%	91.7%	(1,520	bps)	(990	bps)
Non-GAAP: Adjusting Operating Ratio (1)	77.8%	85.9%	78.9%	86.7%	(810	bps)	(780	bps)
Non-paid empty miles percentage (1)	13.8%	13.1%	13.5%	12.7%	70	bps	80	bps
Average length of haul (miles) (1)	516	480	502	488	7.5%		2.9%
Average tractors in operation during period (1) (2)	4,837	4,511	4,766	4,595	7.2%		3.7%
Average trailers in operation during period (1)	13,933	12,390	13,392	12,381	12.5%		8.2%

(1)	Defined under "Operating Statistics," above.

(2)	Includes 4,409 and 4,080 company-owned tractors for the third quarter of 2018 and 2017, respectively.
Includes 4,344 and 4,161 company-owned tractors for the year-to-date September 30, 2018 and 2017 periods, respectively.
Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The strong freight market and tight capacity supported increases in both contract and non-contract rates throughout the third quarter of 2018. Accordingly, the Knight Trucking segment's total revenue increased $73.7 million, which included $24.3 million in revenue from Abilene in the third quarter of 2018, compared to zero in 2017. Fuel surcharge revenue increased by $12.9 million, primarily due to higher average fuel prices. Average revenue per tractor increased 22.2% as a result of a 19.9% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, and a 2.8% improvement in miles per tractor, compared to the prior year quarter. Revenue, excluding fuel surcharge and intersegment transactions, increased 31.0% as a result of these improvements and a 7.2% increase in average tractor count.
Operating Ratio and Adjusted Operating Ratio improved by 1,520 and 810 basis points, respectively, primarily driven by the increases in revenue discussed above, and partially offset by an increase in driving associate-related costs.
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The strong freight market and tight capacity supported increases in both contract and non-contract rates throughout the first three quarters of 2018. Accordingly, the Knight Trucking segment's total revenue increased $184.4 million, which included $52.2 million in revenue from Abilene from March 17, 2018 through September 30, 2018, compared to zero in 2017. Fuel surcharge revenue increased by $33.2 million, primarily due to higher average fuel prices. Average revenue per tractor increased 21.4% as a result of a 19.1% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, and a 2.9% improvement in miles per tractor, compared to the prior year-to-date period. Revenue, excluding fuel surcharge and intersegment transactions, increased 26.0% as a result of these improvements and a 3.7% increase in average tractor count.
Operating Ratio and Adjusted Operating Ratio improved by 990 and 780 basis points, respectively, primarily driven by the increases in revenue discussed above, and partially offset by an increase in driving associate-related costs, as noted above.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Truckload Segment
Note: The quarter and year-to-date September 30, 2017 figures include Swift's results for the 22-day period following the 2017 Merger date only.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$400,399	$115,899	$1,251,576	$115,899	245.5%		979.9%
Revenue, excluding fuel surcharge	$347,455	$102,160	$1,081,865	$102,160	240.1%		959.0%
Operating income	$54,026	$7,967	$134,622	$7,967	578.1%		1,589.7%
Average revenue per tractor (1) (3)	$48,575	$47,326	$142,126	$141,977	2.6%		0.1%
GAAP: Operating Ratio (1)	86.5%	93.1%	89.2%	93.1%	(660	bps)	(390	bps)
Non-GAAP: Adjusting Operating Ratio (1)	84.5%	92.2%	87.6%	92.2%	(770	bps)	(460	bps)
Non-paid empty miles percentage (1)	13.5%	11.6%	12.9%	11.6%	190	bps	130	bps
Average length of haul (miles) (1)	571	621	578	621	(8.1	) %	(6.9	) %
Average tractors in operation during period (1) (2)	7,153	8,929	7,612	8,929	(19.9	) %	(14.7	) %
Average trailers in operation during period (1)	28,607	31,828	30,779	31,828	(10.1	) %	(3.3	) %

(1)	Defined under "Operating Statistics," above.

(2)	Includes 5,565 and 6,488 company-owned tractors the third quarter of 2018 and 2017, respectively.
Includes 5,757 and 6,488 for the year-to-date September 30, 2018 and 2017 periods, respectively.

(3)
In order to improve comparability, average tractors of 2,159 and 720 were used as the denominator in the Swift Truckload average revenue per tractor calculation for the quarter and year-to-date periods ended September 30, 2017, respectively, reflecting the pro-rata portion of the year for which Swift's results of operations were reported following the close of the 2017 Merger.

Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The Swift Truckload segment's total revenue and fuel surcharge revenue increased by $284.5 million and $39.2 million, respectively, primarily due to including results for the full third quarter of 2018, compared to the last 22 days in the third quarter of 2017. Average revenue per tractor increased 2.6% in the third quarter of 2018 compared to the last 22 days in the third quarter of 2017. This increase was primarily driven by a 16.8% increase in revenue per loaded mile, excluding fuel surcharge, as a result of improvements in both our contract and non-contract rates. Over the last several quarters we have emphasized improving revenue per tractor, which led to a change in our freight mix, a shorter length of haul, and 10.3% fewer miles per tractor in the third quarter of 2018 compared to the last 22 days of the prior year quarter.
Operating Ratio and Adjusted Operating Ratio improved by 660 basis points and 770 basis points, respectively, primarily driven by the increases in revenue discussed above, and partially offset by an increase in driving associate-related costs.
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The Swift Truckload segment's total revenue and fuel surcharge revenue increased by $1.1 billion and $156.0 million, respectively, primarily due to including results for the full year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period. Average revenue per tractor increased slightly by 0.1% in the year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period. Revenue per loaded mile increased 10.1%, while miles per tractor decreased 7.7% in the year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period.
Operating Ratio and Adjusted Operating Ratio improved by 390 basis points and 460 basis points, respectively, primarily driven by the increases in revenue, and partially offset by an increase in driving associate-related costs, as noted above.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Dedicated Segment
Note: The quarter and year-to-date September 30, 2017 figures include Swift's results for the 22-day period following the 2017 Merger date only.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$163,276	$39,120	$476,466	$39,120	317.4%		1,118.0%
Revenue, excluding fuel surcharge	$144,370	$35,205	$421,669	$35,205	310.1%		1,097.8%
Operating income	$21,809	$2,949	$57,702	$2,949	639.5%		1,856.7%
Average revenue per tractor (1) (3)	$47,057	$46,838	$139,303	$140,515	0.5%		(0.9	) %
GAAP: Operating Ratio (1)	86.6%	92.5%	87.9%	92.5%	(590	bps)	(460	bps)
Non-GAAP: Adjusting Operating Ratio (1)	84.9%	91.6%	86.3%	91.6%	(670	bps)	(530	bps)
Non-paid empty miles percentage (1)	19.4%	18.5%	19.0%	18.5%	90	bps	50	bps
Average length of haul (miles) (1)	189	184	187	184	2.7%		1.6%
Average tractors in operation during period (1) (2)	3,068	3,109	3,027	3,109	(1.3	) %	(2.6	) %
Average trailers in operation during period (1)	14,194	13,253	14,735	13,253	7.1%		11.2%

(1)	Defined under "Operating Statistics," above.

(2)	Includes 2,661 and 2,671 company-owned tractors for the third quarter of 2018 and 2017, respectively.
Includes 2,615 and 2,671 company-owned tractors for the year-to-date September 30, 2018 and 2017 periods, respectively.

(3)
In order to improve comparability, average tractors of 752 and 251 were used as the denominator in the Swift Dedicated average revenue per tractor calculation for the quarter and year-to-date periods ended September 30, 2017, respectively, reflecting the pro-rata portion of the year for which Swift's results of operations were reported following the close of the 2017 Merger.

Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The Swift Dedicated segment's total revenue and fuel surcharge revenue increased by $124.2 million and $15.0 million, respectively, primarily due to including results for the full third quarter of 2018, compared to the last 22 days in the third quarter of 2017. Average revenue per tractor increased slightly by 0.5% in the third quarter of 2018 compared to the last 22 days in the third quarter of 2017. This increase was primarily driven by a 3.6% increase in our contract rates, partially offset by a 2.0% decrease in miles per tractor in the third quarter of 2018, compared to the last 22 days in the third quarter of 2017.
Operating Ratio and Adjusted Operating Ratio improved by 590 basis points and 670 basis points, respectively, primarily driven by the increases in revenue discussed above, and partially offset by an increase in driving associate-related costs.
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The Swift Dedicated segment's total revenue and fuel surcharge revenue increased by $437.3 million and $50.9 million, respectively, primarily due to including results for the full year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period. Average revenue per tractor decreased slightly by 0.9% in the third quarter of 2018, compared to the last 22 days in the prior year-to-date period. Miles per tractor decreased 1.8%, which was partially offset by a 1.6% increase in our contract rates in the year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period.
Operating Ratio and Adjusted Operating Ratio improved by 460 basis points and 530 basis points, respectively, primarily driven by the increases in revenue discussed above, and partially offset by an increase in driving associate-related costs.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Refrigerated Segment
Note: The quarter and year-to-date September 30, 2017 figures include Swift's results for the 22-day period following the 2017 Merger date only.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$211,282	$47,506	$616,444	$47,506	344.7%		1,197.6%
Revenue, excluding fuel surcharge	$187,980	$43,231	$548,743	$43,231	334.8%		1,169.3%
Operating income	$8,222	$427	$21,261	$427	1,825.5%		4,879.2%
Average revenue per tractor (1) (3)	$48,851	$47,736	$142,125	$143,208	2.3%		(0.8	) %
GAAP: Operating Ratio (1)	96.1%	99.1%	96.6%	99.1%	(300	bps)	(250	bps)
Non-GAAP: Adjusting Operating Ratio (1)	95.6%	99.0%	96.1%	99.0%	(340	bps)	(290	bps)
Non-paid empty miles percentage (1)	7.5%	7.2%	7.2%	7.2%	30	bps	—
Average length of haul (miles) (1)	410	394	400	394	4.1%		1.5%
Average tractors in operation during period (1) (2)	3,848	3,746	3,861	3,746	2.7%		3.1%
Average trailers in operation during period (1)	3,481	3,832	3,755	3,832	(9.2	) %	(2.0	) %

(1)	Defined under "Operating Statistics," above.

(2)	Includes 3,075 and 2,680 company-owned tractors for the third quarter of 2018 and 2017, respectively.
Includes 2,974 and 2,680 company-owned tractors for the year-to-date September 30, 2018 and 2017 periods, respectively.

(3)
In order to improve comparability, average tractors of 906 and 302 were used as the denominator in the Swift Refrigerated average revenue per tractor calculation for the quarter and year-to-date periods ended September 30, 2017, respectively, reflecting the pro-rata portion of the year for which Swift's results of operations were reported following the close of the 2017 Merger.

Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The Swift Refrigerated segment's total revenue and fuel surcharge revenue increased by $163.8 million and $19.0 million, respectively, primarily due to including results for the full third quarter of 2018, compared to the last 22 days in the third quarter of 2017. Average revenue per tractor increased by 2.3% in the third quarter of 2018 compared to the last 22 days in the third quarter of 2017. Revenue per loaded mile, excluding fuel surcharge, increased by 10.1%, while miles per tractor decreased by 6.7% in the third quarter of 2018, compared to the last 22 days in the third quarter of 2017.
During the third quarter of 2018, we invested in additional leadership and launched initiatives to improve the Swift Refrigerated segment. The focused efforts have resulted in a 300 basis point and 340 basis point improvement in Operating Ratio and Adjusted Operating Ratio, respectively. We expect to see continued progress in this segment in the fourth quarter of 2018.
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The Swift Refrigerated segment's total revenue and fuel surcharge revenue increased by $568.9 million and $63.4 million, respectively, primarily due to including results for the full year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period. Average revenue per tractor decreased by 0.8%, in the year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period, primarily driven by a decrease in utilization, while revenue per loaded mile, excluding fuel surcharge, increased 5.4%.
Operating Ratio and Adjusted Operating Ratio improved by 250 basis points and 290 basis points, respectively, primarily driven by the increases in revenue discussed above, and partially offset by an increase in driving associate-related costs.

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

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$89,554	$57,904	$235,165	$166,959	54.7%		40.9%
Revenue, excluding intersegment transactions	$87,916	$56,560	$230,352	$162,053	55.4%		42.1%
Operating income	$8,816	$3,651	$16,506	$8,677	141.5%		90.2%
Revenue per load (1) – Brokerage only	$1,454	$1,358	$1,541	$1,288	7.1%		19.6%
Gross margin percentage – Brokerage only (1)	18.3%	16.3%	15.7%	15.0%	200	bps	70	bps
GAAP: Operating Ratio (1)	90.2%	93.7%	93.0%	94.8%	(350	bps)	(180	bps)
Non-GAAP: Adjusted Operating Ratio (1)	90.0%	93.5%	92.8%	94.6%	(350	bps)	(180	bps)

(1)	Defined under "Operating Statistics," above.
Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The Knight Logistics segment's total revenue increased $31.7 million, which includes $0.9 million in revenue from Abilene for the third quarter of 2018, compared to zero in 2017. Brokerage revenue, excluding intersegment transactions, increased 60.6% in the Knight brokerage business, which is the largest component of the Knight Logistics segment. This was driven by a 7.1% increase in revenue per load and a 50.1% increase in load volumes.
Knight Logistics' Operating Ratio and Adjusted Operating Ratio each improved by 350 basis points, primarily driven by the increases in revenue discussed above. Brokerage gross margin percentage for the quarter increased to 18.3% by 200 basis points on a year-over-year basis, primarily due to the increase in revenue per load, which was partially offset by a corresponding increase in purchased transportation costs.
We plan to continue to invest in Knight's logistics service offerings, which we expect will continue to improve our return on capital compared with asset-based operations.
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The Knight Logistics segment's total revenue increased $68.2 million, which includes $2.0 million in revenue from Abilene from March 17, 2018 through September 30, 2018, compared to zero in 2017. Brokerage revenue, excluding intersegment transactions, increased 44.0% in the Knight brokerage business. This was driven by a 19.6% increase in revenue per load and a 20.4% increase in Knight brokerage load volumes.
Knight Logistics' Operating Ratio and Adjusted Operating Ratio each improved by 180 basis points, primarily driven by the increases in revenue discussed above. Brokerage gross margin percentage increased to 15.7% by 70 basis points, primarily due to the increase in revenue per load, which was partially offset by a corresponding increase in purchased transportation costs.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Intermodal Segment
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
Note: The quarter and year-to-date September 30, 2017 figures include Swift's results for the 22-day period following the 2017 Merger date only.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$123,065	$24,046	$339,841	$24,046	411.8%		1,313.3%
Revenue, excluding fuel surcharge	$103,797	$21,004	$286,998	$21,004	394.2%		1,266.4%
Operating income	$9,453	$1,396	$17,455	$1,396	577.1%		1,150.4%
Average revenue per load (1)	$2,185	$1,885	$1,991	$1,885	15.9%		5.6%
GAAP: Operating Ratio (1)	92.3%	94.2%	94.9%	94.2%	(190	bps)	70	bps
Non-GAAP: Adjusting Operating Ratio (1)	90.9%	93.4%	93.9%	93.4%	(250	bps)	50	bps
Load Count	47,495	11,140	144,148	11,140	326.3%		1,194.0%
Average tractors in operation during period (1) (2)	645	535	615	537	20.6%		14.5%
Average containers in operation during period (1)	9,366	8,047	9,203	8,047	16.4%		14.4%

(1)	Defined under "Operating Statistics," above.

(2)	Includes 560 and 443 company-owned tractors for the third quarter of 2018 and 2017, respectively.
Includes 524 and 443 company-owned tractors for the year-to-date September 30, 2018 and 2017 periods, respectively.
Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The Swift Intermodal segment's total revenue and fuel surcharge revenue increased by $99.0 million and $16.2 million, respectively, primarily due to including results for the full third quarter of 2018, compared to the last 22 days in the third quarter of 2017. Additionally, average revenue per container, excluding fuel surcharge, increased by 2.6%. In order to improve comparability, an average container count of 1,945 was used as the denominator in the Swift Intermodal average revenue per container calculation for the quarter ended September 30, 2017, reflecting the pro-rata portion of the year for which Swift's results of operations were reported following the close of the 2017 Merger.
We continued to see meaningful improvement in our operating profitability within our Swift Intermodal segment during the third quarter of 2018, as a result of our focus on improving our revenue per load and growing load counts, while executing on cost control. Operating Ratio and Adjusted Operating Ratio improved by 190 basis points and 250 basis points, respectively, primarily due to a 15.9% increase in average revenue per load.
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The Swift Intermodal segment's total revenue and fuel surcharge revenue increased by $315.8 million and $49.8 million, respectively, primarily due to including results for the full third quarter of 2018, compared to the last 22 days in the prior year-to-date period. Average revenue per container, excluding fuel surcharge, decreased by 3.7%. In order to improve comparability, an average container count of 648 was used as the denominator in the Swift Intermodal average revenue per container calculation for the year-to-date September 30, 2017 period, reflecting the pro-rata portion of the year for which Swift's results of operations were reported following the close of the 2017 Merger.
Operating Ratio and Adjusted Operating Ratio increased by 70 basis points and 50 basis points, respectively, primarily due to a 5.6% increase in average revenue per load.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Consolidated Operating and Other Expenses
Consolidated Operating Expenses
The following tables present certain operating expenses from our condensed consolidated income statements, including each operating expense as a percentage of total revenue and as a percentage of revenue, excluding fuel surcharge. Fuel surcharge revenue can be volatile and is primarily dependent upon the cost of fuel, rather than operating expenses unrelated to fuel. Therefore, we believe that revenue, excluding fuel surcharge is a better measure for analyzing many of our expenses and operating metrics.
Note: The reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's quarter and year-to-date September 30, 2018 results and prior periods may not be meaningful.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$381,174	$154,390	$1,114,252	$316,844	146.9%		251.7%
% of total revenue	28.3%	29.6%	28.2%	29.7%	(130	bps)	(150	bps)
% of revenue, excluding fuel surcharge	32.1%	32.9%	32.0%	32.9%	(80	bps)	(90	bps)
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
Several ongoing market factors have reduced the pool of available driving associates, contributing to a challenging driver sourcing market, which we believe will continue. Having a sufficient number of qualified driving associates is our biggest headwind, although we continue to seek ways to attract and retain qualified driving associates, including heavily investing in our recruiting efforts, our driving academies, and technology and terminals that improve the experience of driving associates. As a result of the tight market for qualified driving associates, we granted pay increases to our driving associates throughout 2018, as supported by increases in customer rates. We expect driving associate pay to remain inflationary, which could result in additional driving associate pay increases in the future.

•
Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The $226.8 million increase in consolidated salaries, wages, and benefits includes a $210.9 million increase in expense from Swift's results for the full third quarter of 2018, compared to the last 22 days in the third quarter of 2017. Further, Knight's salaries, wages, and benefits expense increased $15.9 million, which included $8.1 million in expense from Abilene's third quarter 2018 results. The remaining $7.8 million increase in Knight's expense was primarily related to Knight's driving associate-related costs, which were affected by driving associate pay increases over the last twelve months and an increase in miles driven by company driving associates.

•
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The $797.4 million increase in consolidated salaries, wages, and benefits includes a $753.3 million increase in expense from Swift's results for the full year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period. Further, Knight's salaries, wages, and benefits expense increased $44.1 million, which included $16.8 million in expense from Abilene's results from March 17, 2018 to September 30, 2018 . The remaining $27.3 million in Knight's expense was primarily related to Knight's driving associate-related costs, which were affected by driving associate pay increases over the last twelve months and an increase in miles driven by company driving associates.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Fuel	$162,832	$62,300	$470,617	$131,252	161.4%		258.6%
% of total revenue	12.1%	11.9%	11.9%	12.3%	20	bps	(40	bps)
% of revenue, excluding fuel surcharge	13.7%	13.3%	13.5%	13.6%	40	bps	(10	bps)
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

•
Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The $100.5 million increase in consolidated fuel expense includes an $87.7 million increase in expense from Swift's results for the full third quarter of 2018, compared to the last 22 days in the third quarter of 2017. Knight's fuel expense increased $12.8 million, which includes $4.4 million in expense from Abilene's third quarter 2018 results. The increase was a result of an increase in miles driven by Knight's company driving associates and overall higher US diesel fuel prices in the third quarter of 2018 at $3.24 per gallon, compared to the third quarter of 2017 at $2.63 per gallon.

•
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The $339.4 million increase in consolidated fuel expense includes a $303.8 million increase in expense from Swift's results for the full year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period. Knight's fuel expense increased $35.6 million, which includes $10.5 million in expense from Abilene's March 17, 2018 to September 30, 2018 results. The increase was a result of an increase in miles driven by Knight's company driving associates and overall higher US diesel fuel prices in the year-to-date September 30, 2018 period at $3.15 per gallon, compared to the year-to-date September 30, 2017 period at $2.58 per gallon.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$87,362	$37,267	$260,660	$78,516	134.4%		232.0%
% of total revenue	6.5%	7.1%	6.6%	7.4%	(60	bps)	(80	bps)
% of revenue, excluding fuel surcharge	7.3%	7.9%	7.5%	8.2%	(60	bps)	(70	bps)
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

•
Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The $50.1 million increase in consolidated operations and maintenance expense includes a $47.1 million increase in expense from Swift's results for the full third quarter of 2018, compared to the last 22 days in the third quarter of 2017. Knight's operations and maintenance expense increased $3.0 million, which includes $2.3 million in expense from Abilene's third quarter 2018 results.

•
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The $182.1 million increase in consolidated operations and maintenance expense includes a $175.5 million increase in expense from Swift's results for the full year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period. Knight's operations and maintenance expense increased $6.6 million, which includes $5.1 million in expense from Abilene's March 17, 2018 to September 30, 2018 results.

Knight's quarter and year-to-date increases in operations and maintenance expense were primarily due to increased tractor maintenance and tractor tire expenses.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$52,701	$21,117	$164,975	$37,982	149.6%		334.4%
% of total revenue	3.9%	4.0%	4.2%	3.6%	(10	bps)	60	bps
% of revenue, excluding fuel surcharge	4.4%	4.5%	4.7%	3.9%	(10	bps)	80	bps
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

•
Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The $31.6 million increase in consolidated insurance and claims expense includes a $30.3 million increase in expense from Swift's results for the full third quarter of 2018, compared to the last 22 days in the third quarter of 2017. Knight's insurance and claims expense increased $1.3 million, which includes $0.8 million in expense from Abilene's third quarter 2018 results. As a percentage of Knight's revenue, excluding fuel surcharge, Knight's insurance and claims expense slightly decreased.

•
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The $127.0 million increase in consolidated insurance and claims expense includes a $122.2 million increase in expense from Swift's results for the full year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period. Knight's insurance and claims expense increased $4.8 million, which includes $1.4 million in expense from Abilene's March 17, 2018 through September 30, 2018 results. As a percentage of Knight's revenue, excluding fuel surcharge, Knight's insurance and claims expense slightly decreased.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$21,986	$8,793	$67,807	$17,839	150.0%		280.1%
% of total revenue	1.6%	1.7%	1.7%	1.7%	(10	bps)	—
% of revenue, excluding fuel surcharge	1.8%	1.9%	1.9%	1.9%	(10	bps)	—
Operating taxes and licenses include state franchise taxes, federal highway use taxes, property taxes, vehicle license and registration fees, fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.

•
Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The $13.2 million increase in consolidated operating taxes and licenses includes a $12.0 million increase in expense from Swift's results for the full third quarter of 2018, compared to the last 22 days in the third quarter of 2017. Knight's operating taxes and licenses expense increased $1.2 million. As a percentage of Knight's revenue, excluding fuel surcharge, Knight's operating taxes and licenses remained relatively flat.

•
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The $50.0 million increase in consolidated operating taxes and licenses includes a $47.0 million increase in expense from Swift's results for the full year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period. Knight's operating taxes and licenses expense increased $3.0 million. As a percentage of Knight's revenue, excluding fuel surcharge, Knight's operating taxes and licenses remained relatively flat.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.	YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017	YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Communications	$5,041	$1,921	$15,783	$4,125	162.4%	282.6%
% of total revenue	0.4%	0.4%	0.4%	0.4%	—	—
% of revenue, excluding fuel surcharge	0.4%	0.4%	0.5%	0.4%	—	10	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.

•
Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The $3.1 million increase in consolidated communications expense is almost entirely attributed to the increase in expense from Swift's results for the full third quarter of 2018, compared to the last 22 days in the third quarter of 2017. Knight's communications expense remained flat for the third quarter of 2018, compared to the third quarter of 2017.

•
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The $11.7 million increase in consolidated communications expense includes an $11.4 million increase in expense from Swift's results for the full year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period. Knight's communications expense increased by $0.2 million due to including Abilene's results from March 17, 2018 through September 30, 2018, but remained flat as a percentage of Knight's revenue, excluding fuel surcharge.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$97,708	$43,477	$287,319	$102,280	124.7%		180.9%
% of total revenue	7.3%	8.3%	7.3%	9.6%	(100	bps)	(230	bps)
% of revenue, excluding fuel surcharge	8.2%	9.3%	8.2%	10.6%	(110	bps)	(240	bps)
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

•
Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The $54.2 million increase in consolidated depreciation and amortization of property and equipment includes a $51.0 million increase in expense from Swift's results for the full third quarter of 2018, compared to the last 22 days in the third quarter of 2017. Knight's depreciation and amortization of property and equipment increased $3.2 million, which includes $2.3 million in expense from Abilene's third quarter 2018 results.

•
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The $185.0 million increase in consolidated depreciation and amortization of property and equipment includes a $179.4 million increase in expense from Swift's results for the full year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period. Knight's depreciation and amortization of property and equipment increased $5.6 million, which includes $5.1 million from Abilene's March 17, 2018 through September 30, 2018 results.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$10,695	$2,654	$31,891	$2,904	303.0%		998.2%
% of total revenue	0.8%	0.5%	0.8%	0.3%	30	bps	50	bps
% of revenue, excluding fuel surcharge	0.9%	0.6%	0.9%	0.3%	30	bps	60	bps
Amortization of intangibles primarily relates to intangible assets identified with the 2017 Merger. See Note 4 and Note 7 in Part I, Item 1, of this Quarterly Report for further details regarding the Company's intangible assets.
The $8.0 million quarter-to-date increase and $29.0 million year-to-date increase in consolidated amortization of intangibles is almost entirely attributed to Swift's amortization of the intangible assets identified with the 2017 Merger. The remaining increase is attributed to amortization of the intangible assets associated with the Abilene Acquisition.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.	YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017	YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$39,806	$15,388	$140,384	$17,939	158.7%	682.6%
% of total revenue	3.0%	3.0%	3.6%	1.7%	—	190	bps
% of revenue, excluding fuel surcharge	3.3%	3.3%	4.0%	1.9%	—	210	bps
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.

•
Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The $24.4 million increase in consolidated rental expense includes a $24.3 million increase in expense from Swift's results for the full third quarter of 2018, compared to the last 22 days in the third quarter of 2017. Knight's rental expense increased $0.1 million, primarily due to Abilene's third quarter 2018 results.

•
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The $122.4 million increase in consolidated rental expense includes a $122.0 million increase in expense from Swift's results for the full year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period. Knight's rental expense increased by $0.4 million, primarily due to Abilene's March 17, 2018 through September 30, 2018 results. Consolidated rental expense increased as a percentage of consolidated revenue, excluding fuel surcharge, as Swift historically obtained a larger portion of its equipment through operating leases, as compared to Knight.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$329,338	$127,434	$989,333	$244,358	158.4%		304.9%
% of total revenue	24.5%	24.4%	25.1%	22.9%	10	bps	220	bps
% of revenue, excluding fuel surcharge	27.7%	27.1%	28.4%	25.4%	60	bps	300	bps
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
We expect purchased transportation will increase as a percentage of revenue if we are successful in continuing to grow our logistics businesses, as well as Swift Intermodal. The increase could be partially offset if independent contractors exit the market with recent regulatory changes or further increased if we need to pay independent contractors more to stay with us in light of such regulatory changes. Third-party capacity has recently tightened, and we anticipate that this trend will continue in the fourth quarter of 2018.

•
Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The $201.9 million increase in consolidated purchased transportation expense includes a $174.7 million increase in expense from Swift's results for the full third quarter of 2018, compared to the last 22 days in the third quarter of 2017. Knight's purchased transportation expense increased by $27.2 million, which includes $2.3 million from Abilene's third quarter 2018 results. The remaining increase in Knight's purchased transportation expense was almost entirely attributed to the Knight Logistics segment.

•
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The $745.0 million increase in consolidated purchased transportation expense includes a $682.1 million increase in expense from Swift's results for the full year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period. Knight's purchased transportation expense increased by $62.9 million, which includes $5.5 million from Abilene's March 17, 2018 through September 30, 2018 results. The remaining increase in Knight's purchased transportation expense was almost entirely attributed to the Knight Logistics segment.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Impairments	$—	$16,746	$—	$16,746	(100.0	) %	(100.0	) %
The $16.7 million consolidated impairments for the quarter and year-to-date September 30, 2017 periods relate to the termination of the implementation of Swift's enterprise resource planning system.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.	YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017	YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$13,688	$11,972	$44,139	$21,873	14.3	101.8
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as gain on sales of equipment.

•
Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The $1.7 million increase in consolidated miscellaneous operating expenses includes a $3.5 million increase in expense from Swift's results for the full third quarter of 2018, compared to the last 22 days in the third quarter of 2017. This was partially offset by a $1.8 million decrease in Knight's miscellaneous operating expenses, primarily driven by an increase in gain on sales of equipment due to a strong used truck market.

•
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The $22.3 million increase in consolidated miscellaneous operating expenses includes a $25.2 million increase in expense from Swift's results for the full year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period. Knight's miscellaneous operating expenses decreased $3.0 million, primarily driven by an increase in gain on sales of equipment due to a strong used truck market.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.		YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017		YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Merger-related costs	$—	$12,338	$—	$16,516	(100.0	) %	(100.0	) %
The $12.3 million and $16.5 million consolidated merger-related costs for the quarter and year-to-date September 30, 2017 periods, respectively, primarily pertained to legal and professional costs incurred by Knight in conjunction with the 2017 Merger.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Consolidated Other Expenses

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2018 vs.	YTD 2018 vs.
	2018	2017	2018	2017	QTD 2017	YTD 2017
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$7,528	$1,812	$21,424	$1,948	315.5%	999.8%
Income tax expense (benefit)	34,624	(1,272)	80,816	17,786	(2,822.0)%	354.4%
Interest expense — Interest expense is comprised of debt and capital lease interest expense as well as amortization of deferred loan costs. The $5.7 million quarter-to-date and $19.5 million year-to-date increases in consolidated interest expense are attributed to the inclusion of Swift's debt and capital lease balances during the quarter and year-to-date September 30, 2018 periods.
Income tax expense — In addition to the discussion below, Note 8 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.

•
Comparison Between the Quarter-to-Date September 30, 2018 and 2017 Periods — The $35.9 million increase in consolidated income tax expense includes a $21.8 million increase in expense from Swift's results for the full third quarter of 2018, compared to the last 22 days in the third quarter of 2017, and a $14.1 million increase in Knight's income tax expense. The consolidated effective tax rate for the third quarter of 2018 was 24.6%, reflecting the reduced federal corporate income tax rate from 35.0% to 21.0%, in accordance with the Tax Cuts and Jobs Act of 2017. The consolidated effective tax rate for the third quarter of 2017 was (43.5)%, as we recognized discrete items relating to stock compensation deductions and the impact of state tax rate changes on deferred taxes benefiting that period.

•
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The $63.0 million increase in consolidated income tax expense includes a $44.5 million increase in expense from Swift's results for the full year-to-date September 30, 2018 period, compared to the last 22 days in the prior year-to-date period, and a $18.5 million increase in Knight's income tax expense. The consolidated effective tax rate for the year-to-date September 30, 2018 period was 23.1%, as compared to 32.1% for the year-to-date September 30, 2017 period. The year-to-date effective tax rate decreased, primarily due to the reduced federal corporate income tax rate from 35.0% to 21.0%, in accordance with the Tax Cuts and Jobs Act of 2017. The Company recognized discrete items relating to stock compensation deductions and a favorable audit settlement of nondeductible penalties during the year-to-date September 30, 2018 period. The Company also recognized discrete items relating to stock compensation deductions and the impact of state tax rate changes on deferred taxes during the year-to-date September 30, 2017 period.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: The reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene on and prior to its acquisition by Knight on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's quarter and year-to-date September 30, 2018 results and prior periods may not be meaningful.
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$105,881	$3,881	$267,568	$36,728
Adjusted for:
Income tax expense attributable to Knight-Swift	34,624	(1,272)	80,816	17,786
Income before income taxes attributable to Knight-Swift	$140,505	$2,609	$348,384	$54,514
Impairments (1)	—	16,746	—	16,746
Amortization of intangibles (2)	10,695	2,529	31,891	2,529
Other merger-related operating expenses (3)	—	6,596	—	6,596
Merger-related costs (4)	—	12,338	—	16,516
Severance expense (5)	1,568	—	1,568	—
Adjusted income before income taxes	152,768	40,818	381,843	96,901
Provision for income tax expense at effective rate	(37,646)	(15,307)	(88,578)	(36,338)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$115,122	$25,511	$293,265	$60,563

(1)	The Company terminated the implementation of Swift's enterprise resource planning system in 2017, resulting in an impairment loss.

(2)
"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger, Abilene Acquisition, and historical Knight acquisitions. Refer to Note 4 in Part I, Item 1 of this Quarterly Report for additional details.

(3)
"Other merger-related operating expenses" represent one-time expenses associated with the 2017 Merger, including acceleration of stock compensation expense, bonuses, and other operating expenses. These expenses were recorded in the "Salaries, wages, and benefits," "Purchased transportation," and "Miscellaneous operating expenses" line items in the condensed consolidated income statements.

(4)	During the second and third quarters of 2017, Knight incurred certain merger-related expenses associated with the 2017 Merger, consisting of legal and professional fees.

(5)	Severance expenses were incurred during the third quarter of 2018 in relation to certain organizational changes at Swift.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
GAAP: Earnings per diluted share	$0.60	$0.04	$1.50	$0.41
Adjusted for:
Income tax expense attributable to Knight-Swift	0.19	(0.01)	0.45	0.20
Income before income taxes attributable to Knight-Swift	0.79	0.03	1.95	0.61
Impairments (1)	—	0.16	—	0.19
Amortization of intangibles (2)	0.06	0.02	0.18	0.03
Other merger-related operating expenses (3)	—	0.06	—	0.07
Merger-related costs (4)	—	0.12	—	0.19
Severance expense (5)	0.01	—	0.01	—
Adjusted income before income taxes	0.86	0.39	2.14	1.09
Provision for income tax expense at effective rate	(0.21)	(0.15)	(0.50)	(0.41)
Non-GAAP: Adjusted EPS	$0.65	$0.25	$1.64	$0.68

Non-GAAP Reconciliation: Consolidated Adjusted Operating Ratio

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,346,611	$521,608	$3,949,426	$1,066,033
Total operating expenses	(1,202,331)	(515,797)	(3,587,160)	(1,009,174)
Operating income	$144,280	$5,811	$362,266	$56,859
Operating Ratio	89.3%	98.9%	90.8%	94.7%

Non-GAAP Presentation
Total revenue	$1,346,611	$521,608	$3,949,426	$1,066,033
Fuel surcharge	(157,868)	(51,925)	(466,763)	(104,348)
Revenue, excluding fuel surcharge	1,188,743	469,683	3,482,663	961,685

Total operating expenses	1,202,331	515,797	3,587,160	1,009,174
Adjusted for:
Fuel surcharge	(157,868)	(51,925)	(466,763)	(104,348)
Impairments (1)	—	(16,746)	—	(16,746)
Amortization of intangibles (2)	(10,695)	(2,529)	(31,891)	(2,529)
Other merger-related operating expenses (3)	—	(6,596)	—	(6,596)
Merger-related costs (4)	—	(12,338)	—	(16,516)
Severance expense (5)	(1,568)	—	(1,568)	—
Adjusted Operating Expenses	1,032,200	425,663	3,086,938	862,439
Adjusted Operating Income	$156,543	$44,020	$395,725	$99,246
Adjusted Operating Ratio	86.8%	90.6%	88.6%	89.7%

(1)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote (1).

(2)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote (2).

(3)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote (3).

(4)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote (4).

(5)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote (5).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Ratio
Knight Trucking Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$296,021	$222,307	$845,688	$661,320
Total operating expenses	(239,486)	(213,726)	(691,773)	(606,717)
Operating income	$56,535	$8,581	$153,915	$54,603
Operating Ratio	80.9%	96.1%	81.8%	91.7%

Non-GAAP Presentation
Total revenue	$296,021	$222,307	$845,688	$661,320
Fuel surcharge	(39,439)	(26,513)	(112,134)	(78,936)
Intersegment transactions	(86)	(31)	(159)	(112)
Revenue, excluding fuel surcharge and intersegment transactions	256,496	195,763	733,395	582,272

Total operating expenses	239,486	213,726	691,773	606,717
Adjusted for:
Fuel surcharge	(39,439)	(26,513)	(112,134)	(78,936)
Intersegment transactions	(86)	(31)	(159)	(112)
Amortization of intangibles (1)	(352)	—	(860)	—
Other merger-related operating expenses (2)	—	(6,596)	—	(6,596)
Merger-related costs (3)	—	(12,338)	—	(16,516)
Adjusted Operating Expenses	199,609	168,248	578,620	504,557
Adjusted Operating Income	$56,887	$27,515	$154,775	$77,715
Adjusted Operating Ratio	77.8%	85.9%	78.9%	86.7%

(1)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (2).

(2)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (3).

(3)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (4).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Truckload Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$400,399	$115,899	$1,251,576	$115,899
Total operating expenses	(346,373)	(107,932)	(1,116,954)	(107,932)
Operating income	$54,026	$7,967	$134,622	$7,967
Operating Ratio	86.5%	93.1%	89.2%	93.1%

Non-GAAP Presentation
Total revenue	$400,399	$115,899	$1,251,576	$115,899
Fuel surcharge	(52,944)	(13,739)	(169,711)	(13,739)
Revenue, excluding fuel surcharge	347,455	102,160	1,081,865	102,160

Total operating expenses	346,373	107,932	1,116,954	107,932
Adjusted for:
Fuel surcharge	(52,944)	(13,739)	(169,711)	(13,739)
Adjusted Operating Expenses	293,429	94,193	947,243	94,193
Adjusted Operating Income	$54,026	$7,967	$134,622	$7,967
Adjusted Operating Ratio	84.5%	92.2%	87.6%	92.2%
Swift Dedicated Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$163,276	$39,120	$476,466	$39,120
Total operating expenses	(141,467)	(36,171)	(418,764)	(36,171)
Operating income	$21,809	$2,949	$57,702	$2,949
Operating Ratio	86.6%	92.5%	87.9%	92.5%

Non-GAAP Presentation
Total revenue	$163,276	$39,120	$476,466	$39,120
Fuel surcharge	(18,906)	(3,915)	(54,797)	(3,915)
Revenue, excluding fuel surcharge	144,370	35,205	421,669	35,205

Total operating expenses	141,467	36,171	418,764	36,171
Adjusted for:
Fuel surcharge	(18,906)	(3,915)	(54,797)	(3,915)
Adjusted Operating Expenses	122,561	32,256	363,967	32,256
Adjusted Operating Income	$21,809	$2,949	$57,702	$2,949
Adjusted Operating Ratio	84.9%	91.6%	86.3%	91.6%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Refrigerated Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$211,282	$47,506	$616,444	$47,506
Total operating expenses	(203,060)	(47,079)	(595,183)	(47,079)
Operating income	$8,222	$427	$21,261	$427
Operating Ratio	96.1%	99.1%	96.6%	99.1%

Non-GAAP Presentation
Total revenue	$211,282	$47,506	$616,444	$47,506
Fuel surcharge	(23,302)	(4,275)	(67,701)	(4,275)
Revenue, excluding fuel surcharge	187,980	43,231	548,743	43,231

Total operating expenses	203,060	47,079	595,183	47,079
Adjusted for:
Fuel surcharge	(23,302)	(4,275)	(67,701)	(4,275)
Adjusted Operating Expenses	179,758	42,804	527,482	42,804
Adjusted Operating Income	$8,222	$427	$21,261	$427
Adjusted Operating Ratio	95.6%	99.0%	96.1%	99.0%
Knight Logistics Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$89,554	$57,904	$235,165	$166,959
Total operating expenses	(80,738)	(54,253)	(218,659)	(158,282)
Operating income	$8,816	$3,651	$16,506	$8,677
Operating Ratio	90.2%	93.7%	93.0%	94.8%

Non-GAAP Presentation
Total revenue	$89,554	$57,904	$235,165	$166,959
Intersegment transactions	(1,638)	(1,344)	(4,813)	(4,906)
Revenue before intersegment transactions	87,916	56,560	230,352	162,053

Total operating expenses	80,738	54,253	218,659	158,282
Adjusted for:
Intersegment transactions	(1,638)	(1,344)	(4,813)	(4,906)
Adjusted Operating Expenses	79,100	52,909	213,846	153,376
Adjusted Operating Income	$8,816	$3,651	$16,506	$8,677
Adjusted Operating Ratio	90.0%	93.5%	92.8%	94.6%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Intermodal Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$123,065	$24,046	$339,841	$24,046
Total operating expenses	(113,612)	(22,650)	(322,386)	(22,650)
Operating income	$9,453	$1,396	$17,455	$1,396
Operating Ratio	92.3%	94.2%	94.9%	94.2%

Non-GAAP Presentation
Total revenue	$123,065	$24,046	$339,841	$24,046
Fuel surcharge	(19,268)	(3,042)	(52,843)	(3,042)
Revenue, excluding fuel surcharge	103,797	21,004	286,998	21,004

Total operating expenses	113,612	22,650	322,386	22,650
Adjusted for:
Fuel surcharge	(19,268)	(3,042)	(52,843)	(3,042)
Adjusted Operating Expenses	94,344	19,608	269,543	19,608
Adjusted Operating Income	$9,453	$1,396	$17,455	$1,396
Adjusted Operating Ratio	90.9%	93.4%	93.9%	93.4%

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	September 30, 2018
(In thousands)
Cash and cash equivalents, excluding restricted cash	$91,335
Availability under Revolver, due October 2022 (1)	528,785
Availability under 2018 RSA, due July 2021 (2)	16,675
Total unrestricted liquidity	$636,795
Cash and cash equivalents – restricted (3)	50,048
Restricted investments, held-to-maturity, amortized cost (3)	20,511
Total liquidity, including restricted cash and restricted investments	$707,354

(1)
As of September 30, 2018, we had $235.0 million in borrowings under our $800.0 million Revolver. We additionally had $36.2 million in outstanding letters of credit (discussed below), leaving $528.8 million available under the Revolver.

(2)
Based on eligible receivables at September 30, 2018, our borrowing base for the 2018 RSA was $322.4 million, while outstanding borrowings were $235.0 million. We additionally had $70.7 million in outstanding letters of credit (discussed below), leaving $16.7 million available under the 2018 RSA.

(3)
Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $48.5 million, which is included in "Cash and cash equivalents — restricted" in the condensed consolidated balance sheet and is held by Mohave and Red Rock for claims payments. The remaining $1.6 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.

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
Principal and Interest Payments — As of September 30, 2018, we had material debt and capital lease obligations of $971.3 million, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt or lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances. Following the 2017 Merger, the combined company carries more debt than Knight historically carried, and the combined company has higher interest expense and exposure to interest rate fluctuations than Knight historically had.
Letters of Credit — Pursuant to the terms of the 2017 Debt Agreement and our 2018 RSA, our lenders may issue standby letters of credit on our behalf. When we have letters of credit outstanding, the availability under our Revolver or 2018 RSA is reduced accordingly. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, common stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. As of September 30, 2018, the Company had $150.0 million remaining under the Knight-Swift Share Repurchase Plan. Additional details are discussed in Note 12 in Part I, Item 1 of this Quarterly Report.
Working Capital
As of September 30, 2018 and December 31, 2017, we had a working capital surplus of $291.5 million and $313.7 million, respectively.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Material Debt Agreements
As of September 30, 2018, we had $971.3 million in material debt obligations at the following carrying values:

•	$364.5 million: Term Loan, due October 2020, net of $0.5 million deferred loan costs

•	$234.6 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.4 million deferred loan costs

•	$136.8 million: Capital lease obligations

•	$235.0 million: Revolver, due October 2022

•	$0.4 million: Other
As of December 31, 2017, we had $970.9 million in material debt obligations at the following carrying values:

•	$364.4 million: Term Loan, due October 2020, net of $0.6 million deferred loan costs

•	$305.0 million: 2015 RSA outstanding borrowings, due January 2019

•	$176.1 million: Capital lease obligations

•	$125.0 million: Revolver, due October 2022

•	$0.4 million: Other
Capital and Operating Leases
In addition to our net cash capital expenditures, Swift historically obtained a large portion of its revenue equipment, including tractors and trailers, through capital and operating leases. Our tractor and trailer lease acquisitions and terminations were as follows:

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2018	2017	2018	2017
	(In thousands)
Gross value of revenue equipment acquired with:
Capital leases	$—	$15,020	$—	$15,020
Operating leases	—	917	—	917

Originating value of terminated revenue equipment leases:
Capital leases	40,776	4,714	40,776	4,714
Operating leases	65,777	—	257,540	—

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	Year-to-Date September 30,		Change
	2018	2017
	(In thousands)
Net cash provided by operating activities	$580,645	$136,344	$444,301
Net cash (used in) provided by investing activities	(467,495)	36,281	(503,776)
Net cash (used in) provided by financing activities	(123,497)	18,673	(142,170)
Net Cash Provided by Operating Activities
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The $444.3 million increase in net cash provided by operating activities was primarily due to the $305.4 million increase in operating income, due to the factors discussed in "Results of Operations — Segment Review" and "Results of Operations — Consolidated Operating and Other Expenses," above, a $34.4 million decrease in net income tax payments, net of refunds, and a non-cash increase in depreciation and amortization of property and equipment of $207.9 million pertaining to Swift's results for the year-to-date September 30, 2018 period, compared to the 22-day period after the 2017 Merger.
Net Cash (Used in) Provided by Investing Activities
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — The $503.8 million increase in net cash used in investing activities was due to a $289.7 million increase in net cash capital expenditures and a $193.7 million increase in net cash used for mergers and acquisitions (consisting of $101.7 million cash paid to acquire Abilene in 2018, net of $92.0 million cash acquired in the 2017 Merger).
Net Cash (Used in) Provided by Financing Activities
Comparison Between the Year-to-Date September 30, 2018 and 2017 Periods — Net cash used in financing activities increased by $142.2 million, which was primarily due to $100.0 million of share repurchases under our $250.0 million share repurchase authorization and an increase in dividends paid of $17.5 million.

Contractual Obligations
"Liquidity and Capital Resources," above, includes details regarding changes in our contractual obligations table during the year-to-date September 30, 2018 period. Aside from these items, there were no material changes to the contractual obligations table, which was included in our 2017 Annual Report.

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

Recently Issued Accounting Pronouncements
See Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's condensed consolidated financial statements, as follows:

•	Note 2 for accounting pronouncements adopted during the year-to-date September 30, 2018 period.

•	Note 3 for recently issued accounting pronouncements, not yet adopted by the Company as of September 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2017 Debt Agreement and 2018 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 3.05% as of September 30, 2018) and fixed rate equipment lease financing. Assuming the level of borrowings as of September 30, 2018, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $8.4 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US, as reported by the US Department of Energy, increased from an average of $2.63 per gallon for the quarter-to-date September 30, 2017 period to an average of $3.24 per gallon for the quarter-to-date September 30, 2018 period. The weekly average diesel price per gallon in the US increased from an average of $2.58 per gallon for the year-to-date September 30, 2017 period to an average of $3.15 per gallon for the year-to-date September 30, 2018 period. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 11 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended September 30, 2018, and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2017 Annual Report and our Quarterly Report for the quarter ended March 31, 2018, in the section of each document entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2018 to July 31, 2018	971,138	$32.08	971,138	$218,849,989
August 1, 2018 to August 31, 2018	2,104,390	$32.72	2,104,390	$150,000,030
September 1, 2018 to September 30, 2018	—	$—	—	$150,000,030
Total	3,075,528	$32.51	3,075,528	$150,000,030

(1)	On June 5, 2018, the Company announced that the Board approved the $250.0 million Knight-Swift Repurchase Plan. There is no expiration date associated with this share repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

2.1*	Agreement and Plan of Merger, dated as of April 9, 2017, by and among Swift Transportation Company, Bishop Merger Sub, Inc., and Knight Transportation, Inc.	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 13, 2017

3.1	Third Amended and Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Filed herewith

3.2	Amended and Restated Bylaws of Knight-Swift Transportation Holdings Inc.	Filed herewith

10.1
Fourth Amendment to Amended and Restated Receivables Purchase Agreement, by and among Swift Receivables Company II, LLC, Swift Transportation Services, LLC, the various Conduit Purchasers party thereto, the various Related Committed Purchasers party thereto, the various Purchase Agents party thereto, the various LC Participants party thereto, and PNC Bank, National Association, as administrator and LC Bank, dated July 11, 2018
Filed herewith

31.1
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer (principal executive officer).
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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	November 9, 2018	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	November 9, 2018	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant