Form 10-K
period 2018-12-31
Knight-Swift Transportation Holdings Inc.
filed 2019-02-28
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________________________________
(mark one)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2018, the aggregate market value of our common stock held by non-affiliates was $5,596,886,629, based on the closing price of our common stock as quoted on the NYSE as of such date.
There were 173,008,889 shares of the registrant's common stock outstanding as of February 20, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "SEC") are incorporated by reference into Part III of this report.

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2018 ANNUAL REPORT ON FORM 10-K

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2018 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS
The following glossary provides definitions for certain acronyms and terms used in this Annual Report on Form 10-K. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
Annual Report	Annual Report on Form 10-K
2017 Merger	See complete description of the 2017 Merger included in Note 1 of the footnotes to the consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
2012 ESPP	Employee Stock Purchase Plan, effective beginning in 2012, amended and restated in 2018
2013 Debt Agreement	Knight's unsecured credit facility
2015 RSA	Amended and Restated Receivables Sales Agreement, entered into in 2015 by Swift Receivables Company II, LLC with unrelated financial entities.
2018 RSA	Amended and Restated Receivables Sales Agreement, entered into in 2018 by Swift Receivables Company II, LLC with unrelated financial entities.
2014 Stock Plan	The Company's amended and restated 2014 Omnibus Incentive Plan
2015 Debt Agreement	Swift's Fourth Amended and Restated Credit Agreement, entered into on July 25, 2015
2017 Debt Agreement	The Company's Credit Agreement, entered into on September 29, 2017
Abilene	Abilene Motor Express, Inc. and its related entities
Abilene Acquisition	See complete description of the Abilene Acquisition included in Note 5 of the footnotes to the consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
ASC	Accounting Standards Codification Topic
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
C-TPAT	Customs-Trade Partnership Against Terrorism
CSA	Compliance Safety Accountability
DOT	United States Department of Transportation
ELD	Electronic Logging Device
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
ERP	Enterprise Resource Planning system
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
FMCSA	Federal Motor Carrier Safety Administration
GAAP	United States Generally Accepted Accounting Principles
GDP	Gross Domestic Product
LIBOR	London InterBank Offered Rate
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries
Knight Revolver	Revolving line of credit under the 2013 Debt Agreement
Mohave	Mohave Transportation Insurance Company, a Swift wholly-owned captive insurance subsidiary
NASDAQ	National Association of Securities Dealers Automated Quotations
NLRB	National Labor Relations Board
NYSE	New York Stock Exchange
Red Rock	Red Rock Risk Retention Group, Inc., a Swift wholly-owned captive insurance subsidiary
Revolver	Revolving line of credit under the 2017 Debt Agreement
SEC	Securities and Exchange Commission
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries
Term Loan A	Swift's first lien term loan A under the 2015 Debt Agreement
Term Loan	The Company's term loan under the 2017 Debt Agreement
US	The United States of America

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

•	any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items,

•	any statement of plans, strategies, and objectives of management for future operations,

•	any statements concerning proposed acquisition plans, new services or developments,

•	any statements regarding future economic conditions or performance, and

•	any statements of belief and any statements of assumptions underlying any of the foregoing.
In this Annual Report, forward-looking statements include statements we make concerning:

•	the ability of our infrastructure to support future growth, whether we grow organically or through potential acquisitions,

•	the future impact of the 2017 Merger and the Abilene Acquisition, including achievement of anticipated synergies,

•	the flexibility of our model to adapt to market conditions,

•	our ability to recruit and retain qualified driving associates,

•	future safety performance,

•	future dedicated, refrigerated, and intermodal performance,

•	our ability to gain market share,

•	our ability and desire to expand our brokerage and intermodal operations,

•	future equipment prices, our equipment purchasing plans, and our equipment turnover (including expected tractor trade-ins),

•	our ability to sublease equipment to independent contractors,

•	the impact of pending legal proceedings,

•	the expected freight environment, including freight demand and volumes,

•	the balance between industry demand and capacity,

•	economic conditions, including future inflation, consumer spending and GDP growth,,

•	our ability to obtain favorable pricing terms from vendors and suppliers,

•	expected liquidity and methods for achieving sufficient liquidity,

•	future fuel prices and the expected impact of fuel efficiency initiatives,

•	future expenses and our ability to control costs,

•	future operating profitability,

•	future third-party service provider relationships and availability,

•	future contracted pay rates with independent contractors and compensation arrangements with driving associates,

•	our expected need or desire to incur indebtedness,

•	expected sources of liquidity for capital expenditures and allocation of capital,

•	expected capital expenditures,

•	future mix of owned versus leased revenue equipment,

•	future asset utilization,

•	future capital requirements,

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

•	future return on capital,

•	future share repurchases,

•	future tax rates,

•	our intention to pay dividends in the future,

•	future trucking industry capacity,

•	future rates,

•	future depreciation and amortization,

•	expected tractor and trailer fleet age,

•	future investment in and deployment of new or updated technology,

•	political conditions and regulations, including trade regulation, quotas, duties, or tariffs, and any future changes to the foregoing,

•	future purchased transportation expense, and

•	others.
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

Company Overview
Knight-Swift Transportation Holdings Inc. is North America's largest truckload carrier and a provider of transportation solutions, from its Phoenix, Arizona headquarters. The Company provides multiple truckload transportation, intermodal, and logistics services using a nationwide network of business units and terminals in the US and Mexico to serve customers throughout North America. In addition to its truckload services, Knight-Swift also contracts with third-party capacity providers to provide a broad range of truckload services to its customers while creating quality driving jobs for our driving associates and successful business opportunities for independent contractors.
During 2018, we covered 1.9 billion loaded miles for shippers throughout North America, contributing to consolidated total revenue of $5.3 billion and consolidated operating income of $569.0 million. During 2018, we operated an average of 15,743 company tractors, 3,413 independent contractor tractors, and 69,544 trailers within our Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated segments. Additionally, we operated an average 640 tractors and 9,330 intermodal containers within our Swift Intermodal segment. The Company's six reportable segments are Knight Trucking, Swift Truckload, Swift Dedicated, Swift Refrigerated, Knight Logistics, and Swift Intermodal.
We have historically grown through a combination of organic growth, as well as through mergers and acquisitions (discussed below). Mergers and acquisitions have enhanced Knight's and Swift's businesses and service offerings with additional terminals, driving associates, revenue equipment, and capacity. Our multiple service offerings, capabilities, and transportation modes enable us to transport, or arrange transportation for, general commodities for our diversified customer base throughout the contiguous US and Mexico using our equipment, information technology, and qualified driving associates and non-driver employees. We are committed to providing our customers with a wide range of truckload, intermodal, and logistics services and continuing to invest considerable resources toward developing a range of solutions for our customers across multiple service offerings and transportation modes. Our overall objective is to provide truckload, intermodal, and logistics services that, when combined, lead the industry for margin and growth, while providing efficient and cost-effective solutions for our customers.

Business Combinations and Investments
2017 Merger
On September 8, 2017, we became Knight-Swift Transportation Holdings Inc. upon the effectiveness of the 2017 Merger. We accounted for the 2017 Merger using the acquisition method of accounting in accordance with GAAP. GAAP requires that either Knight or Swift is designated as the acquirer for accounting and financial reporting purposes ("Accounting Acquirer"). Based on the evidence available, Knight was designated as the Accounting Acquirer while Swift was the acquirer for legal purposes. Therefore, Knight’s historical results of operations replaced Swift’s historical results of operations for all periods prior to the 2017 Merger. See Note 5 in Part II, Item 8 of this Annual Report for more details regarding the 2017 Merger.
Historical Acquisitions
Knight — Since 1999, Knight has acquired all of the outstanding stock of six short-to-medium haul truckload carriers, or has acquired substantially all of the trucking assets of such carriers, including Iowa-based Barr-Nunn (acquired in 2014), and Virginia-based Abilene (acquired in 2018).
Swift — Since 1966, Swift has completed thirteen acquisitions, including the 2013 acquisition of Central Refrigerated Transportation, LLC (formerly Central Refrigerated Transportation, Inc.).
Joint Ventures
See Note 1 in Part II, Item 8 in this Annual Report, regarding Knight's joint ventures.
Partnerships
See Note 8 in Part II, Item 8 in this Annual Report, regarding Knight's partnership agreements with Transportation Resource Partners.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Industry and Competition
Truckload carriers represent the largest part of the transportation supply chain for most retail and manufactured goods in North America and typically transport a full trailer (or container) of freight for a single customer from origin to destination without intermediate sorting and handling. Generally, the truckload industry is compensated based on miles, whereas the less-than-truckload industry is compensated based on package size and/or weight. Overall, the US trucking industry is large, fragmented, and highly competitive. We compete with thousands of truckload carriers, most of whom operate significantly smaller fleets than we do. Our trucking segments compete with other motor carriers for the services of driving associates, independent contractors, and management employees. To a lesser extent, our intermodal services, as well as our freight brokerage and logistics businesses, compete with railroads, less-than-truckload carriers, logistics providers, and other transportation companies. Our logistics businesses compete with other logistics companies for the services of third-party capacity providers and management employees.
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

2017 — 2018
strong cycle, driven by a record pricing climate. The industry experienced increased demand for transportation services, including contract and non-contract market demand, partially due to a strong retail season. Capacity became tighter in the second half of 2017 and throughout 2018, due to increasing government regulation, the driver shortage, and severe storms interrupting business, among other factors.

The principal means of competition in our industry are customer service, capacity, and price. In times of strong freight demand, customer service and capacity become increasingly important, and in times of weak freight demand, pricing becomes increasingly important. Most truckload contracts (other than dedicated contracts) do not guarantee truck availability or shipment volumes. Pricing is influenced by supply and demand.
The trucking industry faces the following primary challenges, which we believe we are well-positioned to address, as discussed under "Our Competitive Strengths" and "Our Mission and Company Strategy," below:

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

Regional Presence
We believe that regional operations, which expanded with the merger between Knight and Swift, offer several advantages, including:
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

Operating Efficiency and Cost Control
We expect to generate cost and revenue synergies as a result of the 2017 Merger through, among other things, increased operational efficiencies through the adoption of best practices and capabilities from each of Knight and Swift, as well as the overall size of our combined company. We operate modern tractors and trailers in order to obtain operating efficiencies and attract and retain driving associates. We believe a generally compatible fleet of tractors and trailers simplifies our maintenance procedures and reduces parts, supplies, and maintenance costs. We regulate vehicle speed, which we believe will maximize fuel efficiency, reduce wear and tear, and enhance safety. We continue to update our fleet with more fuel-efficient post-2014 US EPA emission compliant engines, install aerodynamic devices on our tractors, and equip our trailers with trailer blades, which have led to meaningful improvements in fuel efficiency. Our logistics and intermodal businesses focus on effectively optimizing and meeting the transportation and logistics requirements of our customers and providing customers with various sources and modes of transportation capacity across our nationwide service network. We invest in technology that enhances our ability to optimize our freight opportunities while maintaining a low cost per transaction.

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

Acquiring and growing opportunistically
We regularly evaluate potential opportunities for mergers, acquisitions, and other development and growth opportunities. In addition to the merger between Knight and Swift in 2017, since 1999, Knight has acquired six short-to-medium haul truckload carriers, including the acquisitions of Barr-Nunn during 2014 and Abilene during 2018, and Swift has acquired thirteen companies since 1966.

Expanding existing terminals
Historically, a substantial portion of our revenue growth has been generated by our expansion into new geographic regions through the opening of additional terminals. Although we continue to seek opportunities to further increase our business in this manner, our primary focus is on developing and expanding our existing terminals by strengthening our customer relationships, recruiting qualified driving associates and non-driver employees, adding new customers, and expanding the range of transportation and logistics solutions offered from these terminals.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Customers and Marketing
Marketing
Our marketing mission is to be a strategic, efficient transportation capacity partner for our customers by providing truckload and logistics solutions customizable to the unique needs of our customers. We deliver these capacity solutions through our network of owned assets, independent contractors, third-party capacity providers, and our rail providers. The diverse and premium services we offer provide a comprehensive approach to providing ample supply chain solutions to our customers. At December 31, 2018, we had a sales staff of approximately 100 individuals across the US and Mexico, who work closely with management to establish and expand accounts. Our sales and marketing leaders are members of our senior management team, who are assisted by other sales professionals in each segment. Our sales team emphasizes our industry-leading service, environmental leadership, and our ability to accommodate a variety of customer needs, provide consistent capacity, and financial strength and stability.
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
Our terminals are linked to our corporate information technology system in our Phoenix headquarters. The capabilities of this system and its software enhance our operating efficiency by providing cost-effective access to detailed information concerning equipment location and availability, shipment tracking, on-time delivery status, and other specific customer requirements. The system also enables us to respond promptly and accurately to customer requests and assists us in geographically matching available equipment with customer loads. Additionally, our customers can track shipments and obtain copies of shipping documents via our website. We also provide electronic data interchange services to customers desiring these services.
We believe our fleet capacity, terminal network, customer service and breadth of services offer a competitive advantage to major shippers, particularly in times of rising freight volumes when shippers must quickly access capacity across multiple facilities and regions.
We strive to maintain a diversified customer base. Services provided to the Company's largest customer, Walmart, generated 14.6%, 15.8%, and 13.7% of total revenue in 2018, 2017, and 2016, respectively. Revenue generated by Walmart is reported in each of our reportable operating segments. No other customer accounted for 10% or more of total revenue in 2018, 2017, or 2016.
Our top 25 customers drive a substantial portion of our total revenue, as follows (amounts reflect only Swift's results prior to the 2017 Merger date, and Knight-Swift's results after the 2017 Merger date):

•	In 2018, our top 25, top 10, and top 5 customers accounted for 50.1%, 34.6%, and 27.2% of our total revenue, respectively.

•	In 2017, our top 25, top 10, and top 5 customers accounted for 56.6%, 39.7%, and 31.7% of our total revenue, respectively.

•	In 2016, our top 25, top 10, and top 5 customers accounted for 53.7%, 37.3%, and 27.7% of our total revenue, respectively.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Revenue Equipment
We operate a modern company tractor fleet to help attract and retain driving associates, promote safe operations, and reduce maintenance and repair costs.
In 2018, we obtained all of our revenue equipment only through cash purchases, and in the future, we will continue to monitor leasing opportunities. We typically obtain tractors and trailers manufactured to our specifications in order to meet a wide variety of customer needs. Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driving associate comfort, and resale value. We maintain strong relationships with our equipment vendors and have the financial flexibility to react as market conditions dictate.
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
Our newer equipment has enhanced features, which we believe tends to lower the overall life cycle costs by reducing safety-related expenses, lowering repair and maintenance expenses, improving fuel economy, and improving driving associate satisfaction. In 2019 and beyond, we will continue to monitor the appropriateness of this relatively short tractor trade-in cycle against the lower capital expenditure and financing costs of a longer tractor trade-in cycle, based on current and future business needs.

Employees
The strength of our company is our people, working together with common goals. There were approximately 22,600 full-time employees in our total headcount of approximately 22,800 employees as of December 31, 2018, which was comprised of:

Company driving associates (including driver trainees)	17,200
Technicians and other equipment maintenance personnel	1,200
Support personnel (such as corporate managers, sales, and administrative personnel)	4,400
Total	22,800

As of December 31, 2018, we had approximately 800 Trans-Mex driving associates in Mexico that were represented by a union.
Company Driving Associates
We recognize that the recruitment, training, and retention of a professional driving associate workforce, which is one of our most valuable assets, are essential to our continued growth and meeting the service requirements of our customers. In order to attract and retain safe driving associates who are committed to the highest levels of customer service and safety, we focus our operations for driving associates around a collaborative and supportive team environment. We provide late model and comfortable equipment, direct communication with senior management, competitive wages and benefits, and other incentives designed to encourage driving associate safety, retention, and long-term employment. We have established various driving academies across the US. Our academies are strategically located in areas where external driver-training organizations were lacking. In other areas of the US, we have contracted with driver training schools, which are managed by third parties. There are certain minimum qualifications for candidates to be accepted into the academy, including passing the DOT physical examination and drug/alcohol screening.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Independent Contractors
In addition to Knight-Swift-employed driving associates, we enter into contractor agreements with third parties who own and operate tractors (or hire their own driving associates to operate the tractors) that service our customers. We pay these independent contractors for their services, based on a contracted rate per mile. By operating safely and productively, independent contractors can improve their own profitability and ours. Independent contractors are responsible for most costs incurred for owning and operating their tractors. As of December 31, 2018, independent contractors comprised 13.2% of our total fleet, as measured by ending tractor count.

Safety and Insurance
Safety
We are committed to safe and secure operations. We conduct a mandatory intensive driver qualification process, including defensive driving training for all drivers, which includes our company driving associates. We require prospective drivers to meet higher qualification standards than those required by the DOT, including extensive background checks and hair follicle drug testing. We regularly communicate with drivers to promote safety and instill safe work habits through effective use of various media and safety review sessions. We dedicate personnel and resources designed to ensure safe operation and regulatory compliance. We employ technology to assist us in managing risks associated with our business. In addition, we have an innovative recognition program for driver safety performance and emphasize safety through our equipment specifications and maintenance programs. Our Corporate Directors of Safety review all accidents and report weekly to the Vice President of Safety and Risk Management.
Insurance
The primary claims arising in our business consist of auto liability, including personal injury, property damage, physical damage, and cargo loss. We self-insure for a significant portion of our claims exposure and related expenses. We also maintain insurance that covers our directors and officers for losses and expenses arising out of claims, based on acts or omissions in their capacities as directors or officers. While under dispatch and our operating authority, the independent contractors we contract with are covered by our liability coverage and self-insurance retention limits. However, each is responsible for physical damage to his or her own equipment, occupational accident coverage, and liability exposure while the truck is used for non-company purposes. Additionally, fleet operators are responsible for any applicable workers' compensation requirements for their employees.
Swift — The following table includes Swift's self-insured retention amounts, maximum benefits per claim, and other limitations:

Insurance	Limits
Automobile Liability, General Liability, and Excess Liability	$250.0 million of coverage per occurrence, subject to a $10.0 million self-insured retention per-occurrence.

Cargo Damage and Loss	$2.0 million limit per truck or trailer with a $10.0 million limit per occurrence; provided that there is a $1.0 million limit for tobacco loads and a $250 thousand deductible

Workers' Compensation/Employers' Liability	Statutory coverage limits; employers' liability of $1.0 million bodily injury by accident and disease, subject to a $5.0 million self-insured retention for each accident or disease

Health Care	Swift is fully insured for medical benefits, subject to contributed premiums.
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
Automobile Liability
$250.0 million of coverage per occurrence ($130.0 million through October 31, 2018, subject to a $1.0 million per occurrence self-insured retention, and a $2.5 million aggregate deductible for any loss within the excess coverage layer)

Workers' Compensation	$1.0 million self-insured retention per occurrence.

Employee Medical and Hospitalization	Primary and excess coverage for employee medical expenses and hospitalization, with $0.3 million self-insured retention per claimant.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Fuel
We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies and reduce our fuel costs. Additionally, we utilize a fuel surcharge program to pass a majority of increases in fuel costs to our customers. In 2018, we purchased 26.9% of our fuel in bulk at our Swift, Knight, and dedicated customer locations across the US and Mexico. We purchased substantially all of the remainder through a network of retail truck stops with which we have negotiated volume purchasing discounts. The volumes we purchase at terminals and through the fuel network vary based on procurement costs and other factors. We seek to reduce our fuel costs by routing our driving associates to truck stops when fuel prices at such stops are cheaper than the bulk rate paid for fuel at our terminals. We primarily store fuel in above-ground storage tanks at most of our other bulk fueling terminals. We believe that we are sufficiently in compliance with applicable environmental laws and regulations relating to the storage and dispensing of fuel.

Seasonality
In the transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand, customers reducing shipments following the holiday season, and inclement weather. At the same time, operating expenses generally increase, and tractor productivity of the Company's fleet, independent contractors, and third-party carriers decreases during the winter months due to decreased fuel efficiency, increased cold-weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. These factors typically lead to lower operating profitability, as compared to other parts of the year. Additionally, beginning in the latter half of the third quarter and continuing into the fourth quarter, the Company typically experiences surges pertaining to holiday shopping trends toward delivery of gifts purchased over the Internet as well as the length of the holiday season (consumer shopping days between Thanksgiving and Christmas).

Environmental Regulation
General
We have bulk fuel storage and fuel islands at many of our terminals, as well as vehicle maintenance, repair, and washing operations at some of our facilities, which exposes us to certain environmental risks. Soil and groundwater contamination have occurred at some of our facilities in prior years, for which we have been responsible for remediating the environmental contamination. Also, a small percentage of our total shipments contain hazardous materials, which are generally rated as low to medium-risk, and subject us to a wide array of regulation. In the past, we have been responsible for the costs of clean-up of cargo and diesel fuel spills caused by traffic accidents or other events.
We have instituted programs to monitor and mitigate environmental risks and maintain compliance with applicable environmental laws governing the hauling, handling, and disposal of hazardous materials, fuel spillage or seepage, emissions from our vehicles and facilities, engine-idling, discharge and retention of storm water, and other environmental matters. As part of our safety and risk management program, we periodically perform internal environmental reviews. We are a Charter Partner in the EPA's SmartWay Transport Partnership, a voluntary program promoting energy efficiency and air quality. We believe that our operations are in material compliance with current laws and regulations and do not know of any existing environmental condition that would reasonably be expected to have a material adverse effect on our business or operating results.
If we are held responsible for the cleanup of any environmental incidents or conditions caused by our operations or business, or if we are found to be in violation of applicable laws or regulations, we could be subject to clean-up costs and other liabilities, including substantial fines, penalties and/or civil and criminal liability, any of which could have a material, adverse effect on our business and results of operations. We have paid penalties for spills and violations in the past; however, they have not been material to our financial results or position.
Greenhouse Gas ("GHG") Emissions and Fuel Efficiency Standards
California ARB — In 2008, the State of California's Air Resources Board ("ARB") approved the Heavy-Duty Vehicle GHG Emission Reduction Regulation in efforts to reduce GHG emissions from certain long-haul tractor-trailers that operate in California by requiring them to utilize technologies that improve fuel efficiency (regardless of where the vehicle is registered). The regulation, which became effective in 2010, required owners of long-haul tractors and 53-foot trailers to be EPA SmartWay certified or replace or retrofit their vehicles with aerodynamic technologies and low-rolling resistance tires. The regulation also contained certain emissions and registration standards for refrigerated trailers.
In December 2013, California's ARB approved regulations to align its GHG emission standards and test procedures, as well as its tractor-trailer GHG regulation, with the federal Phase 1 GHG regulation (see below).
Additionally, in February 2018, California's ARB approved California Phase 2 standards that generally align with the federal Phase 2 standards, with some minor additional requirements, and which would stay in place even if the federal Phase 2 standards are affected by action from President Trump's administration.  In February 2019, the California Phase 2 standards became final.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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

In October 2017, the EPA announced a proposal to repeal the Phase 2 standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment). The outcome of such proposal is still undetermined as the EPA continues to consider Congressionally requested investigations into the legality of the proposal and the merits of an anti-glider study that was published shortly after the proposal became official. Additionally, implementation of the Phase 2 standards as they relate to trailers has been delayed due to a provisional stay granted in October 2017 by the US Court of Appeals for the District of Columbia, which is overseeing a case against the EPA by the Truck Trailer Manufacturers Association, Inc. regarding the Phase 2 standards. If the glider provisions are removed from the Phase 2 standards, there would be no direct effect on our results of operations. If the trailer provisions of the Phase 2 standards are permanently removed, we would still need to ensure the majority of our fleet is compliant with the California Phase 2 standards.
Complying with these and any future GHG regulations enacted by California’s ARB, the EPA, the NHTSA and/or any other state or federal governing body has increased and will likely continue to increase the cost of our new tractors, may increase the cost of new trailers, may require us to retrofit certain of our trailers, may increase our maintenance costs, and could impair equipment productivity and increase our operating costs, particularly if such costs are not offset by potential fuel savings.  These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of our equipment, could materially increase our costs or otherwise adversely affect our business or operations. We cannot predict, however, the extent to which our operations and productivity will be impacted. We will continue monitoring our compliance with federal and state GHG regulations.
Climate-change Proposals
Federal and state lawmakers are considering a variety of other climate-change proposals related to carbon emissions and GHG emissions. The proposals could potentially limit carbon emissions within certain states and municipalities, which continue to restrict the location and amount of time that diesel-powered tractors (like ours) may idle.
These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our driving associates' behavior, which could result in a decrease in productivity, or increase in driving associate turnover.

Industry Regulation
Our operations are regulated and licensed by various federal, state, and local government agencies in North America, including the DOT, the FMCSA, and the US Department of Homeland Security, among others. Our company, as well as our driving associates and independent contractors, must comply with enacted governmental regulations regarding safety, equipment, and operating methods. Examples include regulation of equipment weight, equipment dimensions, driver hours-of-service, driver eligibility requirements, on-board reporting of operations, and ergonomics. The following discussion presents recently enacted federal, state, and local regulations that could have an impact on our operations.
Hours-of-service
From time to time, the FMCSA proposes and implements changes to regulations impacting hours-of-service. Such changes can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our driving associates and independent contractors may operate and/or disrupting our network. No such changes are currently proposed. However, the FMCSA recently indicated it may soon be soliciting feedback from industry stakeholders regarding future hours-of-service changes. Any future changes to hours-of-service regulations could materially and adversely affect our operations and profitability.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Safety and Fitness Ratings
There are currently two methods of evaluating the safety and fitness of carriers: CSA, which evaluates and ranks fleets on certain safety-related standards by analyzing data from recent safety events and investigation results, and the DOT safety rating, which is based on an on-site investigation and affects a carrier's ability to operate in interstate commerce. Additionally, the FMCSA has proposed rules in the past that would change the methodologies used to determine carrier safety and fitness.
DOT Safety Rating — The DOT safety rating is currently the only safety measurement system that has a direct impact on a carrier's ability to operate in interstate commerce. Both Knight and Swift currently have a satisfactory DOT safety rating, which is the best available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating.
CSA — In December 2010, the FMCSA introduced CSA, an enforcement and compliance model that ranks on seven categories of safety-related data. The seven categories of safety-related data, currently include Unsafe Driving, Hours-of-Service Compliance, Driver Fitness, Controlled Substances/Alcohol, Vehicle Maintenance, Hazardous Materials Compliance, and Crash Indicator, (such categories known as "BASICs").  Carriers are grouped by category with other carriers that have a similar number of safety events (i.e. crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile or score to prioritize them for interventions if they are above a certain threshold.
Certain CSA scores were initially published and made available to the general public. However, in December 2015, as part of the Fixing America's Surface Transportation ("FAST") Act, Congress mandated that the FMCSA remove all CSA scores from public view until a more comprehensive study regarding the effectiveness of CSA improving truck safety could be completed. During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. The study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate, and reliable. In late June 2018, the FMCSA provided a report to Congress outlining the changes it may make to the CSA program in response to the study. Such changes include the testing and possible adoption of a revised risk modeling theory, potential collection and dissemination of additional carrier data and revised measures for intervention thresholds. The adoption of such changes is contingent on the results of the new modeling theory and additional public feedback.
It is unclear if, when, and to what extent any such changes will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.
CSA scores do not currently have a direct impact on a carrier's safety rating.  However, the occurrence of unfavorable scores in one or more categories may affect driving associate recruiting and retention by causing qualified driving associates to seek employment with other carriers, cause our customers to direct their business away from us and to carriers with more favorable scores, subjecting us to an increase in compliance reviews and roadside inspections, or cause us to incur greater than expected expenses in our attempts to improve unfavorable scores, any of which could adversely affect our results of operations and profitability.
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
Public comments on the proposed rule were due in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the FAST Act and that the FMCSA must first finalize its review of the CSA scoring system. Based on this feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the NPRM related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when, or under what form any such rule could be implemented.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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

•
Phase 2 (December 18, 2017 through December 16, 2019): Carriers and drivers subject to the rule can use Automatic On-board Recording Devices that were installed prior to December 18, 2017 or ELDs certified and registered after December 16, 2015.

•	Phase 3 (after December 16, 2019): All drivers and carriers subject to the rule must use certified and registered ELDs that comply with the requirements of the ELD regulations.
Although the final ELD rule may have caused many carriers to experience at least a short-term drop in production and has had a significant impact on the industry as a whole, we have not experienced any adverse effects, as we had installed ELDs in our operational trucks well before the December 2017 compliance date in conjunction with our efforts to improve efficiency and communications with driving associates and independent contractors. However, we believe that more effective hours-of-service enforcement under the ELD rule may improve our competitive position by causing all carriers to adhere more closely to hours-of-service requirements.
Entry-Level Driver Training — In December 2016, the FMCSA established new minimum training standards for certain individuals applying for (or upgrading) a Class A or Class B commercial driver's license, or obtaining a hazardous materials, passenger, or school bus endorsement on their commercial driver's license for the first time. Such individuals are subject to the entry-level driver training requirements and must complete a prescribed program of theory and behind-the-wheel instruction. The final rule requires that behind-the-wheel proficiency of an entry-level truck driver be determined solely by the instructor's evaluation of how well the driver-trainee performs the fundamental vehicle controls skills and driving procedures set forth in the curricula, but does not have a minimum training hours requirement, as proposed by the FMCSA earlier in 2016. The final rule went into effect on February 6, 2017, with a compliance date of February 7, 2020. Upon the compliance date, training schools will be required to register with the FMCSA's Training Provider Registry and certify that their program meets the classroom and driving standards. We will also be required to comply with this rule in the course of operating our driving schools. The effect of this rule could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.
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
Prohibiting Coercion of Commercial Motor Vehicle Drivers
In November 2015, the Prohibiting Coercion of Commercial Motor Vehicle Drivers rule became final. The rule explicitly prohibits motor carriers from coercing drivers to violate certain FMCSA regulations, including driver hours-of-service limits, Commercial Drivers' License regulations, drug and alcohol testing rules, and hazardous materials regulations, among others. Under the rule, drivers can report incidents of coercion to the FMCSA, who is authorized to issue penalties against the motor carrier. We have not experienced any significant impacts from this rule.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Speed Limiting Devices
In September 2016, the NHTSA and FMCSA proposed regulations that would require speed limiting devices on vehicles with a gross vehicle weight rating of more than 26,000 pounds for the service life of the vehicle. The speed was expected to be limited to 62, 65, or 68, but ultimately would have been set by the final rule. Based on the agencies' review of the available data, limiting the speed of these heavy vehicles would reduce the severity of crashes involving these vehicles and reduce the resulting injuries and fatalities. Public comments on the proposed rule were due in November 2016, and in July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. The effect of this rule, to the extent it became effective, could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.
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
Recently, courts in certain states have issued decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. Further, class actions and other lawsuits have been filed against us and other members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers' compensation and health care coverage. Our defense of such class actions and other lawsuits has not always been successful, and we have been subject to adverse judgments with respect to such matters. In addition, carriers such as us that operate or have operated lease-purchase programs have been more susceptible to lawsuits seeking to reclassify independent contractors that have engaged in such programs.  If our independent contractors were determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, which could potentially include prior periods, as well as potential liability for employee benefits and tax withholdings.  We currently observe and monitor our compliance with current related and applicable laws and regulations, but we cannot predict whether future laws and regulations, judicial decisions, or settlements regarding the classification of independent contractors will adversely affect our business or operations.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

State Wage and Hour Legislation
In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law. The case was appealed to the Supreme Court of the United States, which denied certiorari in May 2015, and accordingly, the Ninth Circuit Court of Appeals decision stood. However, in December 2018, the FMCSA granted a petition filed by the American Trucking Associations and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and thus it’s uncertain whether it will stand. Other current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. As a result, we are subject to an uneven patchwork of wage and hour laws throughout the US. In the past, certain legislators have proposed federal legislation to preempt state and local wage and hour laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire fleet, or revise our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, increased driver turnover, and decreased efficiency.

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
The Tax Cuts and Jobs Act
On December 22, 2017, the US enacted significant changes to its tax law following the passage and signing of H.R.1, "An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (previously known as "The Tax Cuts and Jobs Act"). The new tax law is complex and includes various changes which may impact the Company. See Note 15 in Part II, Item 8 of this Annual Report for further details, including the financial impact on the Company.

Available Information
General information about the Company is provided, free of charge, regarding Knight at www.knighttrans.com and regarding Swift at www.swifttrans.com. These websites also include links to the combined company's investor site, http://investor.knight-swift.com, which includes our annual reports on Form 10-K with accompanying XBRL documents, quarterly reports on Form 10-Q with accompanying XBRL documents, current reports on Form 8-K, and amendments to those reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable once the material is electronically filed or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors include (1) excess tractor and trailer capacity in the trucking industry in comparison with shipping demand; (2) declines in the resale value of used equipment; (3) recruiting and retaining qualified driving associates; (4) strikes, work stoppages, or work slowdowns at our facilities or at customer, port, border crossing, or other shipping-related facilities; (5) increases in interest rates, fuel, taxes, tolls, and license and registration fees; (6) industry compliance with ongoing regulatory requirements; and (7) rising costs of healthcare.
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

•
we may increase the size of our fleet during periods of high freight demand during which our competitors also increase their capacity, and we may experience losses in greater amounts than such competitors during subsequent cycles of softened freight demand if we are required to dispose of assets at a loss to match reduced customer demand;

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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
We use a number of strategies to mitigate fuel expense, which is one of our largest operating expenses.  We purchase bulk fuel at many of our terminals and utilize a fuel optimizer to identify the most cost effective fuel centers to purchase fuel over-the-road.  We manage our fuel miles per gallon with a focus on reducing idle time, managing out-of-route miles, and improving the driving habits of our driving associates.  We also continue to update our fleet with more fuel efficient, EPA emission-compliant post-2014 model engines, and to install aerodynamic devices on our tractors and trailers, which lead to fuel efficiency improvements. Fuel is also subject to regional pricing differences and often costs more on the West Coast and in the Northeast, where we have significant operations. We use a fuel surcharge program to recapture a portion, but not all, of the increases in fuel prices over a base rate negotiated with our customers. Our fuel surcharge program does not protect us against the full effect of increases in fuel prices.  The terms of each customer's fuel surcharge agreements vary and customers may seek to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases. In addition, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. This could lead to fluctuations in our levels of reimbursement, which have occurred in the past. During periods of low freight volumes, shippers can use their negotiating leverage to impose fuel surcharge policies that provide a lower reimbursement of our fuel costs.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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
We have not historically used derivatives to mitigate volatility in our fuel costs, but we periodically evaluate the benefits of employing this strategy. As of December 31, 2018, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, this only covers a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.
We are subject to certain risks arising from doing business in Mexico.
We have growing operations in Mexico, through our wholly-owned subsidiary, Trans-Mex, which subjects us to general international business risks, including:

•	foreign currency fluctuation;

•	changes in Mexico's economic strength;

•	difficulties in enforcing contractual obligations and intellectual property rights;

•	burdens of complying with a wide variety of international and US export, import, business procurement, transparency, and corruption laws, including the US Foreign Corrupt Practices Act;

•	changes in trade agreements and US-Mexico relations;

•	theft or vandalism of our revenue equipment; and

•	social, political, and economic instability.
In addition, if we are unable to maintain our Free and Secure Trade ("FAST"), Business Alliance for Secure Commerce ("BASC"), and C-TPAT status, we may have significant border delays. This could cause our Mexican operations to be less efficient than those of competing capacity providers that have FAST, BASC, and C-TPAT status and operate in Mexico. We also face additional risks associated with our foreign operations, including restrictive trade policies and duties, taxes, or government royalties imposed by the Mexican government, to the extent not preempted by the terms of the North American Free Trade Agreement (“NAFTA”), or its proposed replacement, the US-Mexico-Canada Agreement (“USMCA”), which is waiting for Congressional approval. In addition, changes to NAFTA, USMCA (if enacted), or other treaties governing our business could materially adversely affect our international business. It is also uncertain how the USMCA, if enacted, will impact foreign trade and our Mexican operations.
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
We expect to continue to expend significant management resources to integrate Knight's and Swift's businesses. Management's attention may be diverted away from our day-to-day operations, as we continue to implement initiatives to improve performance in 2019, and execute existing business plans in an effort to complete the combination. This diversion of management resources could disrupt our operations and may have an adverse effect on our business, financial condition, and results of operations.
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
Many of these factors are outside of our control and any one of them could result in increased costs, decreased expected revenues and the diversion of management's time and energy, which could materially impact our business, financial condition, and results of operations. In addition, even if the businesses of Knight and Swift are operated successfully within one company, the full benefits of the transaction may not be realized, including the synergies that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in operating the businesses of Knight and Swift. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the 2017 Merger and negatively impact the market price of our common stock. As a result, it cannot be assured that the combination of Knight and Swift will result in the realization of the full benefits anticipated from the 2017 Merger within the anticipated time frames, or at all.

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
We have terminals throughout the US that serve markets in various regions. These operations require the commitment of additional personnel and revenue equipment, as well as management resources, for future development. Should the growth in our operations stagnate or decline, our results of operations could be adversely affected.  If we expand, it may become more difficult to identify large cities that can support a terminal, and we may expand into smaller cities where there is insufficient economic activity, fewer opportunities for growth, and fewer driving and non-driving associates to support the terminal.  We may encounter operating conditions in these new markets, as well as our current markets, that differ substantially from our current operations, and customer relationships and appropriate freight rates in new markets could be challenging to attain.  We may not be able to duplicate or sustain our operating strategy successfully throughout, or possibly outside of, the US, and establishing terminals and operations in new markets could require more time or resources, or a more substantial financial commitment than anticipated.
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
We strive to maintain a diverse customer base; however, a significant portion of our operating revenue is generated from a number of major customers, the loss of one or more of which could have a materially adverse effect on our business. Refer to Part I, Item 1, "Business" for information regarding our customer concentrations. Aside from our dedicated operations, we generally do not have long-term contractual relationships or rate agreements or minimum volume guarantees with our customers.  Furthermore, certain of the long-term contracts in our dedicated operations are subject to cancellation. There is no assurance any of our customers, including our dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. Despite the existence of contractual arrangements, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship. In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers, including our dedicated customers, could have a materially adverse effect on our business, financial condition, and results of operations.
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
Our intermodal operations use railroads and some third-party drayage carriers to transport freight for our customers, and intermodal dependence on railroads could increase as intermodal services expand. In certain markets, rail service is limited to a few railroads or even a single railroad. Intermodal providers have experienced poor service from providers of rail-based services in the past. Our ability to provide intermodal services in certain traffic lanes would be reduced or eliminated if the railroads' services became unstable. Railroads with which we have, or in the future may have, contractual relationships could reduce their services in the future, which could increase the cost of the rail-based services we provide and could reduce the reliability, timeliness, efficiency, and overall attractiveness of our rail-based intermodal services. Furthermore, railroads increase shipping rates as market conditions permit. Price increases could result in higher costs to us, which we may be unable to pass on to our customers and could result in the reduction or elimination of our ability to offer intermodal services. In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, obtain multiple providers, or obtain railroad services at current cost levels, any of which could limit our ability to provide this service. Our intermodal operations could also be adversely affected by a work stoppage at one or more railroads or by adverse weather conditions or other factors that hinder the railroads' ability to provide reliable service.
Our brokerage and logistics operations are dependent upon the services of third-party capacity providers, including other truckload capacity providers. These third-party providers may seek other freight opportunities and may require increased compensation in times of improved freight demand or tight truckload capacity. Our third-party capacity providers may also be affected by certain factors to which our driving associates and independent contractors are subject, including, but not limited to, changing workforce demographics, alternative employment opportunities, varying freight market conditions, trucking industry regulations, and limited availability of equipment financing. Most of our third-party capacity provider transportation services contracts are cancelable on 30 days' notice or less. If we are unable to secure the services of these third-parties, or if we become subject to increases in the prices we must pay to secure such services, and we are not able to obtain corresponding customer rate increases, our business, financial condition, and results of operations may be materially adversely affected.
If we are unable to recruit, develop, and retain our key employees, our business, financial condition, and results of operations could be adversely affected.
We are highly dependent upon the services of certain key employees, including, but not limited to, our team of executive officers and terminal managers. We believe our team of executive officers possesses valuable knowledge about the trucking industry and their knowledge of and relationships with our key customers and vendors would be difficult to replicate. We currently do not have employment agreements with our key employees or executive officers, and the loss of any of their services or inadequate succession planning could negatively impact our operations and future profitability.  Additionally, because of our regional operating strategy, we must continue to recruit, develop, and retain skilled and experienced terminal managers. Failure to recruit, develop, and retain a core group of terminal managers could have an adverse effect on our results of operations.
Increases in driving associate compensation or difficulties attracting and retaining qualified driving associates could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.
With respect to our trucking services, difficulty in attracting and retaining sufficient numbers of qualified driving associates, which includes the engagement of independent contractors, in our truckload operations, and third-party capacity providers in our brokerage and logistics operations, could have a materially adverse effect on our growth and profitability.  The truckload transportation industry is subject to a shortage of qualified driving associates. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, including in the construction and manufacturing industries, which may offer better compensation and/or more time at home, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  Regulatory requirements, including those related to safety ratings, ELDs, hours-of-service changes, and drug and alcohol testing, could further reduce the number of eligible driving associates or force us to increase driving associate compensation to attract and retain driving associates. We believe our employee screening process, which includes extensive background checks and hair follicle drug testing, is more rigorous than generally employed in our industry and has decreased the pool of qualified applicants available to us. We have seen evidence that stricter hours-of-service regulations adopted by the DOT in the past have tightened, and to the extent new regulations are enacted, may continue to tighten the market for eligible driving associates. The lack of adequate tractor parking along some US highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with hours-of-service regulations and cause added stress for drivers, further reducing the pool of eligible drivers. We believe the required implementation of ELDs has tightened and may further tighten the market.  We believe the shortage of qualified driving associates and intense competition for driving associates from other trucking companies will create difficulties in maintaining or increasing the number of driving associates and may restrain our ability to engage a sufficient number of driving associates and independent contractors. Our inability to do so may negatively affect our operations. Further, our driving associates compensation and independent contractor expenses are subject to market conditions. We have increased these rates in recent years and we may find it necessary to increase driving associate and independent contractor contracted rates in future periods.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Our independent contractors and third-party capacity providers are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher contracted rates from us or seek other opportunities within or outside the trucking industry.   In addition, we and many other carriers suffer from a high turnover rate of driving associates and independent contractors. This high turnover rate requires us to spend significant resources recruiting a substantial number of driving associates and independent contractors in order to operate existing revenue equipment and maintain our current level of capacity and subjects us to a higher degree of risk with respect to driving associate and independent contractor shortages than our competitors. We also employ driving associate hiring standards which we believe are more rigorous than the hiring standards employed in general in our industry and could further reduce the pool of available drivers from which we would hire. If we are unable to continue to attract driving associates, independent contractors, and third-party capacity providers, we could be forced to, among other things, limit our growth, decrease the number of our tractors in service, adjust our driving associate compensation package or independent contractor contracted rates, or pay higher rates to third-party capacity providers, which could adversely affect our profitability and results of operations if not offset by a corresponding increase in customer rates.
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
Independent contractors are third-party service providers, as compared to company driving associates who are employed by us. As independent business owners, the independent contractors we contract with may make business or personal decisions that conflict with our best interests. For example, if a load is unprofitable, route distance is too far from home, personal scheduling conflicts arise, or for other reasons, independent contractors may deny loads of freight from time-to-time. In these circumstances, we must be able to timely deliver the freight in order to maintain relationships with customers.
We are dependent on management information and communications systems and other information technology assets (including the data contained therein), and a significant systems disruption or failure in the foregoing, including those caused by cybersecurity breaches, could adversely affect our business.
Our business depends on the efficient, stable, and uninterrupted operation of our management information and communications systems and other information technology assets (including the data contained therein). Some of our key software, hardware systems, and infrastructure were developed internally or by adapting purchased software applications and hardware to suit our needs.  Our management information and communication systems are used in various aspects of our business, including but not limited to load planning and receiving, dispatch of driving associates and third-party capacity providers, customer billing, producing productivity, financial and other reports, and other general functions and purposes. If any of our critical information or communications systems fail or become unavailable, we may have to perform certain functions manually, which could temporarily affect the efficiency and effectiveness of our operations. Our operations and those of our technology and communications service providers are vulnerable to interruption by natural disaster, fire, power loss, telecommunications failure, cyber-attacks, terrorist attacks, internet failures, computer viruses, malware, hacking, and other events beyond our control. More sophisticated and frequent cyber-attacks in recent years have also increased security risks associated with information technology systems. We also maintain information security policies to protect our systems, networks and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware and viruses; however, such policies cannot ensure the protection of our systems, networks and other information technology assets (and the data contained therein). We currently maintain our primary computer hardware systems at Knight's and Swift's headquarters, both located in Phoenix, Arizona, along with computer equipment at each of our terminals.  In an attempt to reduce the risk of disruption to our business operations should a disaster occur, we have redundant computer systems and networks and the capability to deploy these back-up systems from an off-site alternate location.  We believe that any such disruption would be minimal, moderate, or temporary. However, we cannot predict the likelihood or extent to which such alternate location or our information and communication systems would be affected. Our business and operations could be adversely affected in the event of a system failure, disruption, or security breach that causes a delay, interruption, or impairment of our services and operations.
We receive and transmit confidential data with and among our customers, driving associates, vendors, employees, and service providers in the normal course of business. Despite our implementation of secure transmission techniques, internal data security measures, and monitoring tools, our information and communication systems are vulnerable to disruption of communications with our customers, driving associates, vendors, employees, and service providers. Our systems are also vulnerable to unauthorized access and viewing, misappropriation, altering, or deleting of information, including customer, driving associate, vendor, employee, and service provider information and our proprietary business information. A security breach could damage our business operations

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

and reputation and could cause us to incur costs associated with repairing our systems, increased security, customer notifications, lost operating revenue, litigation, regulatory action, and reputational damage.
Seasonality and the impact of weather and other catastrophic events affect our operations and profitability.
Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season.  Revenue can be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase because harsh weather creates higher accident frequency, increased claims, and more equipment repairs. Fuel efficiency declines because of increased engine idling.  In addition, some of our customers demand additional capacity during the fourth quarter, which could limit our ability to take advantage of more attractive spot market rates that generally exist during such periods. Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have an adverse effect on our operations. We may also suffer from weather-related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions.  These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile.
Insurance and claims expenses could significantly reduce our earnings.
Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure, or insure through our captive insurance companies, a significant portion of our claims exposure resulting from workers' compensation, auto liability, general liability, cargo and property damage claims, as well as Knight's employee health insurance, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations. Prior to the 2017 Merger, Knight's auto liability self-insured retention was $1.0 million per occurrence and Swift's was $10.0 million per occurrence. Such self-insured retention levels continue at our Knight and Swift businesses following the 2017 Merger. Higher self-insured retention levels may increase the impact of auto liability occurrences on our results of operations. We are also responsible for our legal expenses relating to such claims. We reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, and claims may ultimately prove to be more sever than our estimates. This, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates. Accordingly, ultimate results may differ materially from our estimates, which could result in losses over our reserved amounts and could materially adversely affect our financial condition and results of operations.
We maintain insurance with licensed insurance carriers above the amounts in which we self-insure. Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. If any claim were to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts.  Insurance carriers have raised premiums for many businesses, including transportation companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed or replaced. Our results of operations and financial condition could be materially and adversely affected if (1) cost per claim, premiums, or the number of claims significantly exceeds our coverage limits or retention amounts; (2) we are unable to obtain insurance coverage in amounts we deem sufficient; (3) we experience a claim in excess of our coverage limits; (4) our insurance carriers fail to pay on our insurance claims; or (5) we experience a claim for which coverage is not provided.
Healthcare legislation and inflationary cost increases could also negatively impact financial results by increasing annual employee healthcare costs. We cannot presently determine the extent of the impact such increased healthcare costs will have on our financial performance. In addition, rising healthcare costs could force us to make changes to existing benefit programs, which could negatively impact our ability to attract and retain employees.
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
We have authority to operate in the US, as granted by the DOT, Mexico (as granted by the Secretaría de Comunicaciones y Transportes), and various Canadian provinces (as granted by the Ministries of Transportation and Communication in such provinces). In the US, we are also regulated by the EPA, US Department of Homeland Security, and other agencies in states in which we operate. Our company driving associates, independent contractors, and third-party capacity providers must also comply with the applicable safety and fitness regulations of the DOT, including those relating to drug and alcohol testing, driver safety performance, and hours-of-service. Matters such as weight, equipment dimensions, exhaust emissions, and fuel efficiency are also subject to government regulations.  We may also become subject to new or more restrictive regulations relating to fuel efficiency, exhaust emissions, hours-of-service, drug and alcohol testing, ergonomics, on-board reporting of operations, collective bargaining, security at ports, speed limiters, driver training, and other matters affecting safety or operating methods. Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher supplies and materials pricing, could adversely affect our results of operations. In addition, the Trump administration has indicated a desire to reduce regulatory burdens that constrain growth and productivity, and also to introduce legislation such as infrastructure spending, that could improve growth and productivity. Changes in regulations, such as those related to trailer size and gross vehicle weight limits, hours-of-service, mandating ELDs, and drug and alcohol testing, could increase capacity in the industry or improve the position of certain competitors, either of which could negatively impact pricing and volumes, or require additional investments by us. The short and long term impacts of changes in legislation or regulations are difficult to predict and could materially and adversely affect our operations.
Our lease contracts with independent contractors are governed by federal leasing regulations, which impose specific requirements on us and the independent contractors. In the past, we have been the subject of lawsuits, alleging violations of lease agreements or failure to follow the contractual terms, some of which resulted in adverse decisions against the Company. We could be subjected to similar lawsuits and decisions in the future, which if determined adversely to us, could have an adverse effect on our financial condition.
In December 2016, the FMCSA established new minimum training standards for certain individuals applying for (or upgrading) a Class A or Class B commercial driver's license, or obtaining a hazardous materials, passenger, or school bus endorsement on their commercial driver's license for the first time.
"Industry Regulation" in Part I, Item 1 of this Annual Report, discusses in detail this standard and several other proposed, pending, suspended, and final regulations that could materially impact our business and operations.
The CSA program adopted by the FMCSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.
Under CSA, fleets are evaluated and ranked against their peers based on certain safety-related standards. As a result, our fleet could be ranked poorly as compared to our peer carriers. We recruit and retain first-time driving associates to be part of our fleet, and these driving associates may have a higher likelihood of creating adverse safety events under CSA. The occurrence of future deficiencies could affect driving associate recruitment by causing high-quality driving associates to seek employment with other carriers or limit the pool of available driving associates. This could also cause our customers to direct their business away from us and to carriers with higher fleet safety rankings. These factors would adversely affect our business, financial condition and results of operations. Additionally, competition for driving associates with favorable safety backgrounds may increase, which could necessitate increases in driving associate-related compensation costs. Further, we may incur greater than expected expenses in our attempts to improve unfavorable scores.
"Industry Regulation" in Part I, Item 1 of this Annual Report, provides discussion of the FAST Act and CSA reform.
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
"Industry Regulation" in Part I, Item 1 of this Annual Report, provides discussion of the DOT and Safety fitness determination.

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
In addition, tractors and trailers used in our truckload operations have been and are affected by federal, state, and local statutory and regulatory requirements related to air emissions and fuel efficiency, including rules established in 2011 and 2016 by the NHTSA and the EPA and certain states for stricter fuel efficiency standards for heavy trucks, described in detail in "Environmental Regulation" in Part I, Item 1 of this Annual Report. In order to reduce exhaust emissions and traffic congestion, some states and municipalities have restricted the locations and amount of time where diesel-powered tractors, such as ours, may idle or travel. These and other similar restrictions could cause us to alter our driving associates’ behavior and routes, purchase additional auxiliary or other on-board power units to replace or minimize engine power and idling, or experience decreases in productivity. Our tractors and trailers could also be adversely affected by related or similar legislative or regulatory actions in the future.
Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.
Although our only collective bargaining agreement exists at our Mexican subsidiary, Trans-Mex, we always face the risk that our employees will try to unionize. Congress, federal agencies, or one or more states could adopt legislation or regulations significantly affecting our business and our relationship with our employees, such as the previously proposed federal legislation referred to as the "Employee Free Choice Act" that would substantially liberalize the procedures for union organizing. Any attempt to organize by our employees could result in increased legal and other associated costs. Additionally, given the NLRB's "speedy election" rule, it would be difficult to timely and effectively address any unionizing efforts.  If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations. If the independent contractors we contract with were ever re-classified as employees, the magnitude of this risk would increase.
In addition, the Department of Labor ("DOL") issued a final rule in 2016 raising the minimum salary basis for executive, administrative, and professional exemptions from overtime payment.  The rule increases the minimum salary from $23,660 to $47,476. Additionally, up to a 10% of non-discretionary bonus, commission, and other incentive payments can be counted towards the minimum salary requirement.  The rule was scheduled to go into effect on December 1, 2016. However, the rule was temporarily enjoined from going into effect in November 2016, and later invalidated in August 2017, after several states and business groups filed separate lawsuits against the DOL challenging the rule. However, any similar future rule that: (1) impacts the way we classify certain positions, (2) increases our payment of overtime wages, or (3) increases the salaries we pay to currently exempt employees to maintain their exempt status, may have an adverse effect on our business, financial condition, and results of operations.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

In May 2015, the US Supreme Court refused to grant certiorari to appellees in the US Court of Appeals for the Ninth Circuit case, Dilts et al. v. Penske Logistics, LLC, et al. Consequently, the Appeals Court decision stood, holding that California state wage and hour laws are not preempted by federal law. However, in December 2018, the FMCSA granted a petition filed by the American Trucking Associations, and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups, and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and thus it’s uncertain whether it will stand. Other wage and hour laws with the states and localities, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. As a result, the trucking industry has been confronted with a patchwork of state and local laws, and we have been and are currently subject to certain class-action lawsuits for violating such laws. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws. Both of these issues are adversely impacting us and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. In our individual capacity, as well as participating with industry trade organizations, we support and actively pursue legislative relief through Congress. In the past, federal legislation has been proposed that would clarify the preemptive scope of federal transportation law and regulations, as originally contemplated by Congress. We believe enacting such legislation would eliminate much of the current wage and hour confusion along with lessening the burden on interstate commerce. However, the passage of such proposed federal legislation is uncertain. Existing state and local laws, as well as new laws adopted in the future, which are not preempted by federal law, may result in increased labor costs, driving associate turnover, reduced operational efficiencies, and amplified legal exposure.
If our independent contractors are deemed by regulators or judicial process to be employees, our business, financial condition, and results of operations could be adversely affected.
Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the trucking industry are employees rather than independent contractors for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractors and to increase the penalties of companies who misclassify their employees as independent contractors and are found to have violated employees' overtime and/or wage requirements. Additionally, federal legislators have sought to (1) abolish the current safe harbor (which allows taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice), (2) extend the FLSA to independent contractors, and (3) impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have adopted initiatives to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives. Additionally, courts in certain states have issued recent decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. In addition, carriers such as us that operate or have operated lease-purchase programs have been more susceptible to lawsuits seeking to reclassify independent contractors that have engaged in such programs. If the independent contractors we engage were determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, insurance, discrimination, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Furthermore, if independent contractors were deemed employees, then certain of our third-party revenue sources, including shop and insurance margins, would be eliminated.
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
In addition, we may be subject, and have been subject in the past, to litigation resulting from trucking accidents. The number and severity of litigation claims may be worsened by distracted driving by both truck drivers and other motorists. These lawsuits have resulted, and may result in the future, in the payment of substantial settlements or damages and increases of our insurance costs.

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
On December 22, 2017, the US government enacted significant changes to its tax law following the passage of the Tax Cuts and Jobs Act. The new law requires complex computations not previously required by US tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the new law and the accounting for such provisions requires preparation and analysis of information not previously required or regularly produced. In addition, the US Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in future periods. Accordingly, while we have provided a provisional estimate on the effect of the new law in our consolidated financial statements, further regulatory or GAAP accounting guidance for the law, our further analysis on the application of the law, and refinement of our initial estimates and calculations could materially change our current provisional estimates, which could in turn materially affect our tax obligations and effective tax rate. There are also likely to be significant future impacts that these tax reforms will have on our future financial results and our business strategies. In addition, there is a risk that states or foreign jurisdictions may amend their tax laws in response to these tax reforms, which could have a material impact on our future results.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Financial Risk
We have significant ongoing capital requirements that could affect our profitability if our capital investments do not match customer demand for invested resources, we are unable to generate sufficient cash from operations, or we are unable to obtain financing on favorable terms.
The truckload industry and our truckload operations are capital intensive, and our policy of operating newer equipment requires us to expend significant amounts in capital expenditures annually. The amount and timing of such capital expenditures depend on various factors, including anticipated freight demand and the price and availability of assets. If anticipated demand differs materially from actual usage, our capital intensive truckload operations may have too many or too few assets. Moreover, resource requirements vary based on customer demand, which may be subject to seasonal or general economic conditions. During periods of decreased customer demand, our asset utilization may suffer, and we may be forced to sell equipment on the open market or turn in equipment under certain equipment leases in order to right size our fleet. This could cause us to incur losses on such sales or require payments in connection with such turn ins, particularly during times of a softer used equipment market, either of which could have a materially adverse effect on our profitability. Our ability to select profitable freight and adapt to changes in customer transportation requirements is important to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our truckload operations) or obtain qualified third-party capacity at a reasonable price (with respect to our brokerage and logistics operations).
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
Upgrading our tractors to reduce the average age of our fleet may not increase our profitability or result in cost savings as expected or at all.
Upgrades of our tractor fleet may not result in an increase in profitability or cost savings. Expected improvements in operating ratio from upgrading our fleet may lag behind new tractor deliveries, as we may experience costs associated with preparing our old tractors for trade and our new tractors for integration into our fleet. We may also lose driving time while swapping revenue equipment. Further, tractor prices have increased and may continue to increase, due in part to government regulations applicable to newly manufactured tractors and diesel engines.
In addition, we cannot be certain that an agreement will be reached on price, equipment trade-ins, or other terms that we deem favorable. If we do enter an agreement for the purchase of new tractors, we could be exposed to the risk that the new tractor deliveries will be delayed. Accordingly, we are subject to an increased risk that upgrades of our tractor fleet will not result in the operational results, cost savings, and increases in profitability that we expect.
In the future, we may need to obtain additional financing that may not be available or, if it is available, may result in a reduction in the percentage ownership of our then-existing stockholders.
We may need to raise additional funds in order to:

•	finance unanticipated working capital requirements, capital investments, or refinance existing indebtedness;

•	develop or enhance our technological infrastructure and our existing products and services;

•	fund strategic relationships;

•	respond to competitive pressures; and

•	acquire complementary businesses, technologies, products, or services.
If the economy and/or the credit markets weaken, or we are unable to enter into capital or operating leases to acquire revenue equipment on terms favorable to us, our business, financial results, and results of operations could be materially adversely affected, especially if consumer confidence declines and domestic spending decreases. If adequate funds are not available or are not available on acceptable terms, our ability to fund our strategic initiatives, take advantage of unanticipated opportunities, develop or enhance technology or services or otherwise respond to competitive pressures could be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our then-existing stockholders may be reduced, and holders of these securities may have rights, preferences, or privileges senior to those of our then-existing stockholders.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

While we have reduced our leverage to a modest level, an economic downturn or disruption in the credit markets could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our debt obligations.
At the time of the 2017 Merger, Knight carried an immaterial amount of long-term debt, while Swift carried a moderate amount of long-term debt. Following the 2017 Merger, we have reduced our leverage and have funded the substantial majority of capital expenditures with cash flows from operations. While we believe the combined company is in a better position to service our existing indebtedness, this indebtedness could place us at a competitive disadvantage compared to our competitors that are less leveraged. This could have negative consequences that include:

•	increased vulnerability to adverse economic, industry, or competitive developments;

•
cash flows from operations that are committed to payment of principal and interest, thereby reducing our ability to use cash for our operations, capital expenditures, and future business opportunities;

•	increased interest rates that would affect our variable rate debt;

•	potential noncompliance with financial covenants, borrowing conditions, and other debt obligations (where applicable);

•	lack of financing for working capital, capital expenditures, product development, debt service requirements, and general corporate or other purposes; and

•	limits on our flexibility to plan for, or react to, changes in our business, market conditions, or in the economy.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
As detailed in Note 17 to the consolidated financial statements, included in Part II, Item 8 of this Annual Report, our 2017 Debt Agreement requires compliance with various affirmative, negative, and financial covenants. A breach of any of these covenants could result in default or (when applicable) cross-default. Upon default under our 2017 Debt Agreement, the lenders could elect to declare all outstanding amounts to be immediately due and payable, as well as terminate all commitments to extend further credit. Such actions by those lenders could cause cross-defaults with our other debt agreements. If we were unable to repay those amounts, the lenders could use the collateral granted to satisfy all or part of the debt owed to them. If the lenders accelerated our debt repayments, we might not have sufficient assets to repay all amounts borrowed.
In addition, our 2018 RSA includes certain affirmative and negative covenants and cross default provisions with respect to our 2017 Debt Agreement. Failure to comply with these covenants and provisions may jeopardize our ability to continue to sell receivables under the facility and could negatively impact our liquidity.
We could determine that our goodwill and other indefinite-lived intangibles are impaired, thus recognizing a related loss.
As of December 31, 2018, we had goodwill of $2.9 billion and indefinite-lived intangible assets of $639.9 million primarily from the 2017 Merger. We evaluate our goodwill and indefinite-lived intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.
If our investments in entities are not successful or decrease in market value, we may be required to write off or lose the value of a portion or all of our investments, which could have a materially adverse effect on our results of operations.
Through one of our wholly owned subsidiaries, we have directly or indirectly invested in certain entities that make privately negotiated equity investments. In the past, Knight has recorded impairment charges to reflect the other-than-temporary decreases in the fair value of its portfolio. If the financial position of any such entity declines, we could be required to write down all or part of our investment in that entity, which could have a materially adverse effect on our results of operations.
The market price of our common stock may be volatile.
The price of our common stock may fluctuate widely, depending upon a number of factors, many of which are beyond our control. These factors include, among other items: the perceived prospects of our business and our industry as a whole; differences between our actual financial and operating results as compared to those expected by investors and analysts; changes in analysts’ recommendations or projections (including such analysts’ outlook on our industry as a whole); actions or announcements by our competitors; changes in the regulatory environment in which we operate; significant sales or hedging of shares by a principal stockholder; actions taken by stockholders that may be contrary to the Board’s recommendations; and changes in general economic or market conditions. In addition, stock markets generally experience significant price and volume volatility from time to time which may adversely affect the market price of our common stock for reasons unrelated to our performance.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

The market price of our common stock could decline due to the large number of outstanding shares of our common stock eligible for future sale.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. All shares of our outstanding common stock are freely tradable, except that any shares owned by "affiliates" (as that term is defined in Rule 144 under the Securities Act) may only be sold in compliance with the limitations described in Rule 144 under the Securities Act. These sales also could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
In addition, we have an aggregate of 3.3 million shares of common stock reserved for issuance under our compensatory and non-compensatory equity incentive plans. Issuances of common stock to our directors, executive officers, and employees through exercise of stock options under our stock plans, or purchases by our executive officers and employees through our 2012 ESPP, dilute a stockholder's interest in the Company.
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
As of December 31, 2018, Jerry Moyes, together with his family and related entities, beneficially own approximately 24.0% of our outstanding common stock. In addition, Mr. Moyes, together with his family and related entities, have pledged a significant portion of their holdings as collateral for loans and other obligations, including variable prepaid forward contracts, which arrangements could create conflicts of interest and adversely affect or increase volatility in the market price of our common stock. Mr. Moyes resigned from the Board on December 21, 2018. While our stock hedging and pledging policy continues to apply to Mr. Moyes, we may be unable to enforce, against Mr. Moyes, his family or related entities, this policy because Mr. Moyes no longer serves as a director. This policy restricts directors, executive officers, and certain Moyes and Knight family holders from engaging in any future pledging or hedging transactions. The ability of Mr. Moyes, together with his family and related entities, to hedge and pledge shares without being restricted under such policy could result in the pledging or hedging of a material amount of additional shares. If Mr. Moyes, his family, or related entities were to sell or otherwise transfer all or a large percentage of their holdings (including under circumstances in which they settle these obligations with shares of our common stock or if they default under the pledging arrangements), the market price of our common stock could decline or be volatile.
We believe Mr. Moyes has given personal guarantees to lenders to the various businesses and real estate investments in which he has an ownership interest and, in certain cases, the underlying loans are in default and are in the process of being restructured and/or settled. If Mr. Moyes is otherwise unable to settle or raise the necessary amount of proceeds to satisfy his obligations to such lenders, he may be subject to significant lawsuits and expose his shares of our common stock to creditors.
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
We have over 90 locations in the US and Mexico, including our headquarters, terminals, driving academies, and certain other locations, which are included in the table below. Our terminals may include customer service, marketing, fuel, and/or repair facilities, which are used by our trucking, Knight Logistics, Swift Intermodal, and Swift's non-reportable segments. We also own or lease parcels of vacant land, drop yards, and space for temporary trailer storage for ourselves and other carriers, as well as several non-operating facilities, which are excluded from the table below. As of December 31, 2018, our aggregate monthly rent for all leased properties was approximately $0.9 million with varying terms expiring through December 2053. We believe that substantially all of our property and equipment is in good condition and our facilities have sufficient capacity to meet our current needs.

	Owned/Leased		Brand
Location	Owned	Leased	Knight	Swift	Barr Nunn	Abilene	Total
Arizona	4	1	2	3			5
Arkansas		1				1	1
California	7	4	3	7		1	11
Colorado	2		1	1			2
Florida	2	2	1	2	1		4
Georgia	2	3	1	4			5
Idaho	1	2	2	1			3
Illinois	1			1			1
Indiana	2		1	1			2
Iowa	2				2		2
Kansas	2		1	1			2
Massachusetts		1		1			1
Mexico	1	4		5			5
Michigan	1			1			1
Minnesota	1			1			1
Mississippi	2		2				2
Missouri	1			1			1
Nevada	2		1	1			2
New Jersey	1			1			1
New Mexico	1			1			1
New York	1	2		3			3
North Carolina	2	1	1	1	1		3
Ohio	2	1	1	1	1		3
Oklahoma	1	1	1			1	2
Oregon	2		1	1			2
Pennsylvania	2	3	1	3	1		5
South Carolina	2			2			2
South Dakota		1	1				1
Tennessee	3		1	2			3
Texas	7	1	3	5			8
Utah	2		1	1			2
Virginia	1	2.		1		2	3
Washington	1			1			1
West Virginia	1			1			1
Wisconsin	1			1			1
Total Properties	63	30	26	56	6	5	93

ITEM 3.	LEGAL PROCEEDINGS
We are party to certain lawsuits in the ordinary course of business. Information about our legal proceedings is included in Note 20 in Part II, Item 8 of this Annual Report and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

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
Our common stock trades on the NYSE under the symbol "KNX". Prior to the completion of the 2017 Merger, shares of Swift Class A common stock traded on the NYSE under the symbol "SWFT" while shares of Knight common stock traded on the NYSE under the symbol "KNX."
Common Stock — As of December 31, 2018, we had 172,843,163 shares of common stock outstanding. On February 20, 2019, there were 37 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by the record holders.

Dividend Policy
Prior to the 2017 Merger, Swift did not pay dividends. Following the 2017 Merger, we have paid a quarterly cash dividend, consistent with Knight's historical practice that started in December 2004, and that continued in consecutive quarters since prior to the 2017 Merger.
Our most recent dividend was declared in February of 2019 for $0.06 per share of common stock and is scheduled to be paid in March of 2019.
We currently expect to continue to pay comparable quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table shows our purchases of our common stock and the remaining amounts we are authorized to repurchase for each monthly period in the fourth quarter of 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2018 to October 31, 2018	1,097,116	$30.63	1,097,116	$116,391,331
November 1, 2018 to November 30, 2018	—	$—	—	$116,391,331
December 1, 2018 to December 31, 2018	1,719,680	$26.58	1,719,680	$70,681,518
Total	2,816,796	$30.43	2,816,796	$70,681,518

(1)
On June 5, 2018, we announced that the Board approved the $250.0 million Knight-Swift Repurchase Plan. There is no expiration date associated with this share repurchase authorization. See Note 21 in Part II, Item 8 of this Annual Report.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Stockholders Return Performance Graph
The following graph compares the cumulative annual total return of stockholders from December 31, 2013 to December 31, 2018 of our stock relative to the cumulative total returns of the NYSE Composite index and an index of other companies within the trucking industry (NASDAQ Trucking & Transportation) over the same period.  The graph assumes that the value of the investment in Swift's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2013, and tracks it through December 31, 2018.  The stock price performance included in this graph is not necessarily indicative of Knight-Swift's future stock price performance.
Note: The below investment in Knight-Swift Transportation Holdings Inc. was calculated using Swift's historical stock price (SWFT), adjusted for the reverse split of 0.72, for periods prior to the 2017 Merger and calculated using Knight-Swift Transportation Holdings Inc.'s historical stock price (KNX) for periods following the 2017 Merger.

	December 31,
	2013	2014	2015	2016	2017	2018
Knight-Swift Transportation Holdings Inc.	$100.00	$128.91	$62.22	$109.68	$141.93	$81.89
NYSE Composite	100.00	106.75	102.38	114.61	136.07	123.89
NASDAQ Trucking & Transportation	100.00	144.06	124.46	149.57	185.07	169.26

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 6.	SELECTED FINANCIAL DATA
The information presented below is derived from our audited consolidated financial statements, included elsewhere in this report, except for 2014 and 2015, which were previously reported. Due to the "reverse acquisition" nature of the 2017 Merger, the historical financial statements of legacy Knight have replaced the historical financial statements of legacy Swift. In management's opinion, all necessary adjustments for the fair presentation of the information outlined in these financial statements have been applied. The selected financial data for 2018, 2017, and 2016 should be read alongside the consolidated financial statements and accompanying footnotes in Part II, Item 8 of this Annual Report.
Note: Factors that materially affect the comparability of the data for 2016 through 2018 are discussed in Part II, Item 7 of this Annual Report. Factors that materially affect the comparability of the selected financial data for 2014 and 2015 are set forth below the table.
The following table highlights key measures of the Company's financial condition and results of operations (dollars in thousands, except per share amounts and operating data):

Consolidated income statement GAAP data (1):	2018	2017	2016	2015	2014
Total revenue	$5,344,066	$2,425,453	$1,118,034	$1,182,964	$1,102,332
Operating expenses	4,775,023	2,224,823	969,555	1,004,964	939,610
Operating income	569,043	200,630	148,479	178,000	162,722
Interest income & other income	13,165	1,765	5,248	9,502	9,838
Interest expense	(30,170)	(8,686)	(897)	(998)	(730)
Income before income taxes	552,038	193,709	152,830	186,504	171,830
Net income	420,649	485,425	95,238	118,457	104,021
Net income attributable to Knight-Swift	419,264	484,292	93,863	116,718	102,862
Basic earnings per share	2.37	4.38	1.17	1.43	1.27
Diluted earnings per share	2.36	4.34	1.16	1.42	1.25
Cash dividend per share on common stock	0.24	0.24	0.24	0.24	0.24
Operating ratio (2)	89.4%	91.7%	86.7%	85.0%	85.2%

	December 31,
Consolidated balance sheet GAAP data (1):	2018	2017	2016	2015	2014
Working capital	$292,669	$313,657	$111,541	$164,090	$145,667
Total assets	7,911,885	7,683,442	1,078,525	1,120,232	1,082,285
Total debt (3)	929,116	970,905	18,000	112,000	134,400
Knight-Swift stockholders' equity	5,460,949	5,237,732	786,473	738,398	677,760

Non-GAAP financial data (unaudited) (1):	2018	2017	2016	2015	2014
Adjusted Net Income Attributable to Knight-Swift (4)	$456,070	$154,565	$95,373	$121,113	$102,862
Adjusted EPS (4)	2.56	1.38	1.17	1.47	1.25
Adjusted Operating Ratio (4)	86.9%	88.3%	85.3%	82.6%	82.4%

Operating data (unaudited) (1):	2018	2017	2016	2015	2014
Average revenue per tractor (5)	$196,054	$184,920	$172,185	$173,329	$171,510
Average length of haul (miles)	480	479	498	503	492
Non-paid empty miles percentage	12.8%	12.6%	12.5%	12.0%	10.1%
Average tractors (6) (7)	19,156	20,138	4,706	4,793	4,173
Average trailers (7)	69,544	75,087	12,288	11,789	9,732
Average containers	9,330	9,122	—	—	—

(1)
Data after September 8, 2017 includes the results of Swift, pursuant to the 2017 Merger, data after March 16, 2018 includes the results of Abilene pursuant to the acquisition of the company, and data after October 1, 2014 includes the results of Barr-Nunn.

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

(5)
Average revenue per tractor includes revenue for our Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated segments only. It does not include fuel surcharge revenue or revenues from our Knight Logistics, Swift Intermodal, and Swift Non-Reportable segments.

(6)	Reflects operational tractors within the Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated segments, including company tractors and tractors owned by independent contractors.

(7)	See Note (2) to "Executive Summary — Financial Overview" in Part II, Item 7 of this Annual Report, regarding the calculation of average tractors and average trailers.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Abilene Acquisition — On March 16, 2018 the Company acquired all of the issued and outstanding equity interests of Abilene. Please refer to Note 5 in Part II, Item 8 of this Annual Report for more information about the Abilene Acquisition.
Segments — Our six reportable segments are Knight Trucking, Swift Truckload, Swift Dedicated, Swift Refrigerated, Knight Logistics, and Swift Intermodal. Additionally, Swift has various non-reportable segments. Refer to Note 1 and Note 26 in Part II, Item 8 of this Annual Report for descriptions of our segments.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Expenses — Our most significant expenses vary with miles traveled and include fuel, driving associate-related expenses (such as wages and benefits), and services purchased from independent contractors and other transportation providers (such as railroads, drayage providers, and other trucking companies). Maintenance and tire expenses, as well as the cost of insurance and claims generally vary with the miles we travel, but also have a controllable component based on safety improvements, fleet age, efficiency, and other factors. Our primary fixed costs are depreciation and lease expense for revenue equipment and terminals, amortization of intangibles, interest expense, and non-driver employee compensation.
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
Financial Overview

	2018	2017	2016
GAAP Financial data:	(Dollars in thousands, except per share data)
Total revenue	$5,344,066	$2,425,453	$1,118,034
Revenue, excluding fuel surcharge	$4,725,288	$2,179,873	$1,028,148
Net income attributable to Knight-Swift	$419,264	$484,292	$93,863
Diluted EPS	$2.36	$4.34	$1.16
Operating ratio	89.4%	91.7%	86.7%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift (1)	$456,070	$154,565	$95,373
Adjusted EPS (1)	$2.56	$1.38	$1.17
Adjusted Operating Ratio (1)	86.9%	88.3%	85.3%

Revenue equipment:
Average tractors (2) (3) (4)	19,156	20,138	4,706
Average trailers (2) (3)	69,544	75,087	12,288
Average containers	9,330	9,122	—

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
The Company previously reported 9,432 tractors and 31,967 trailers in 2017, reflecting the pro-rata portion for which Swift's results of operations were reported following the close of the 2017 Merger. The presentation of 2017 tractor and trailer counts has not been pro-rated in this 2018 Annual Report.

(3)
Knight's tractor fleet had an average age of 2.5 years, 2.6 years, and 1.9 years for 2018, 2017, and 2016, respectively. Swift's tractor fleet had an average age of 2.2 years and 2.5 years for 2018 and 2017, respectively.

Knight's trailer fleet had an average age of 4.3 years, 4.0 years, and 4.4 years for 2018, 2017, and 2016, respectively. Swift's trailer fleet had an average age of 8.1 years and 8.4 years for 2018 and 2017, respectively.

(4)	Includes 15,743 and 15,916 company-owned tractors for 2018 and 2017, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Summarized Results of Consolidated Operations and Financial Condition
Trends and Outlook — Several factors contributed to making 2018 an outstanding year for the trucking industry. Inventory levels across the US supply chain, which were in a surplus position in prior years, have recently become more balanced. The three main sources of freight demand, which are consumer spending, construction, and manufacturing, continued to show signs of strength throughout 2018. Trucking capacity remained constrained as a result of an industry-wide surge in freight volumes and shortage of drivers. Driver sourcing was and continues to be a headwind for the trucking industry, as, among other market factors, the national unemployment rate reached an historic low during 2018. Safety regulations have increased (including ELD regulations), and competition has increased for driving academy graduates and experienced hires.
During the first half of 2018, there was a surge in the US growth rate from exporters shipping products earlier to avoid tariffs, as well as consumers spending more as a result of tax relief from the Tax Cuts and Jobs Act of 2017. The US growth rate then began to slow during the third quarter of 2018, ending the year with an expected annualized growth rate of 1.5% in the fourth quarter of 2018. Third-party forecasts indicate that the US GDP will continue to grow in 2019, but at a slower pace than 2018.
Our continuing synergy efforts, as well as the impacts of favorable market dynamics in terms of freight demand and constrained trucking capacity, supported our 2018 results. Additionally, we made progress across all of our reportable segments. During 2018 our trucking segments (Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated) operated an average of 19,200 tractors on a combined basis at an 87.2% operating ratio and an 85.3% Adjusted Operating Ratio. Our efforts throughout 2018 resulted in stabilization of the Swift tractor fleet during the third and fourth quarters at approximately 14,700 average operational tractors.
After experiencing a strong freight market in 2018, which supported increases in both contract and non-contract rates, we are experiencing typical seasonality thus far in the first quarter of 2019. We expect contract rate improvements to continue in 2019, but at a slower pace than in 2018. We continue to see opportunities in our trucking segments to improve yields, increase revenue per tractor, and enhance our ability to source and retain drivers without compromising our commitment to improve safety. In this environment, we will continue to monitor the markets in order to evaluate acquisition candidates, share repurchase opportunities, and other opportunities that create value for our stockholders and further advance our long-term strategies.
Note: The reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's 2018 results and prior periods may not be meaningful.
2018 Compared 2017 — The $65.0 million decrease in net income attributable to Knight-Swift to $419.3 million in 2018 from $484.3 million in 2017, includes the following:

•
$127.8 million increase in Knight's operating income, primarily due to the Knight Trucking segment's results, which include the results of Abilene from March 17, 2018 through December 31, 2018, and are discussed within "Results of Operations — Segments," below. The increase was due to higher revenues in 2018 compared to 2017 driven by a 19.0% increase in revenue per tractor. Additionally, Knight had no costs associated with the 2017 Merger in 2018, compared to $18.4 million in 2017. These benefits were partially offset by an increase in driving-associate related costs.

•
$240.7 million increase in operating income from Swift's full year 2018 results, compared to the portion recognized in 2017 following the 2017 Merger. Additionally, in 2017, Swift recognized a $16.7 million impairment related to the termination of Swift's implementation of its ERP system.

•
$21.5 million increase in interest expense, attributed to interest incurred from Swift's debt and capital lease balances during the full year 2018, compared to the portion of 2017 following the 2017 Merger.

•
$423.1 million increase in income tax expense. The increase was primarily due to the 2017 income tax benefit of $364.2 million representing management's estimate of the net impact of the Tax Cuts and Jobs Act, as well as the increase in income before income taxes. Discrete items impacting income taxes are discussed in "Results of Operations — Consolidated Operating and Other Expenses" below.

See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.
During 2018, we generated $882.0 million in operating cash flows. We invested $530.2 million in net capital expenditures and $103.3 million for the acquisition of Abilene, while paying down $47.5 million in debt net of cash and cash equivalents, and reducing our off-balance sheet lease obligations. We also repurchased $179.3 million of our common stock and returned $42.8 million in quarterly dividends to our stockholders during the year. We remain committed to a strong capital structure, which we believe will position us for long-term success and enable us to pursue further opportunities for organic growth and growth through acquisition. See discussion under "Liquidity and Capital Resources" and "Off-Balance Sheet Transactions" for additional information.

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

Results of Operations — Segments
Our six reportable segments include our trucking segments (Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated), Knight Logistics, and Swift Intermodal. Swift also has certain non-reportable segments. Refer to Note 26 in Part II, Item 8 of this Annual Report for descriptions of our segments. Refer to Part I, Item 1, "Business – Our Strategy" of this Annual Report for discussion related to our segment operating strategies.
Consolidating Tables for Total Revenue and Operating Income

	2018		2017		2016
Total revenue:	(Dollars in thousands)
Knight – Trucking	$1,144,125	21.4%	$906,484	37.4%	$900,368	80.5%
Knight – Logistics	$334,108	6.3%	$234,155	9.7%	$226,912	20.3%
Swift – Truckload	$1,680,882	31.5%	$609,112	25.1%	$—	—%
Swift – Dedicated	$646,057	12.1%	$200,628	8.3%	$—	—%
Swift – Refrigerated	$819,190	15.3%	$254,102	10.5%	$—	—%
Swift – Intermodal	$470,165	8.8%	$130,441	5.4%	$—	—%
Subtotal	$5,094,527	95.4%	$2,334,922	96.4%	$1,127,280	100.8%
Non-reportable segments	$314,732	5.8%	$115,530	4.8%	$—	—%
Intersegment eliminations	$(65,193)	(1.2)%	$(24,999)	(1.2)%	$(9,246)	(0.8)%
Total revenue	$5,344,066	100.0%	$2,425,453	100.0%	$1,118,034	100.0%

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2018		2017		2016
Operating income (loss):	(Dollars in thousands)
Knight – Trucking (1)	$209,099	36.7%	$92,298	46.0%	$136,229	91.7%
Knight – Logistics	$24,917	4.4%	$12,600	6.3%	$12,250	8.3%
Swift – Truckload	$225,436	39.6%	$74,924	37.3%	$—	—%
Swift – Dedicated	$81,942	14.4%	$22,410	11.2%	$—	—%
Swift – Refrigerated	$34,341	6.0%	$13,626	6.8%	$—	—%
Swift – Intermodal	$30,127	5.3%	$5,977	3.0%	$—	—%
Subtotal	$605,862	106.4%	$221,835	110.6%	$148,479	100.0%
Non-reportable segments	$(36,819)	(6.4)%	$(21,205)	(10.6)%	$—	—%
Operating income	$569,043	100.0%	$200,630	100.0%	$148,479	100.0%

(1)
2017 operating income for the Knight Trucking segment includes $23.1 million in 2017 Merger-related costs, which are discussed under "Summarized Results of Consolidated Operations and Financial Condition," above.

Segment Realignment — As of the date of this report, management is re-assessing the presentation of our segment information, which we expect to recast during the first quarter of 2019. Once finalized, we will provide recast historical financial results on Knight-Swift's investor website and will file a corresponding Form 8-K with the SEC. Based on management's preliminary assessment, we expect that beginning in the first quarter of 2019, we will present three reportable segments, as follows:

•	The Trucking Segment will include the results of the previously-reported Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated segments.

•
The Logistics Segment will include the results of the Knight brokerage and Swift logistics businesses which were previously included within the Knight Logistics and Swift non-reportable segments, respectively.

•
The Intermodal segment will include the results of the previously-reported Swift Intermodal segment and the results of the Knight intermodal business, which was previously included in the Knight Logistics Segment.

We expect our non-reportable segments will continue to include support services that Swift's subsidiaries provide to customers and independent contractors (including repair and maintenance shop services, equipment leasing, and insurance), as well as certain legal settlements and accruals, amortization of intangibles related to the 2017 Merger, and certain other corporate expenses. Additionally, we expect our non-reportable segments will include Knight's equipment leasing and warranty services to independent contractors, warehousing activities, and trailer parts manufacturing, which were previously reported within the Knight Logistics segment.
Operating Statistics
Our chief operating decision makers monitor the GAAP results of our reportable segments, as supplemented by certain non-GAAP information. Refer to "Non-GAAP Financial Measures" below for more details. Additionally, we use a number of primary indicators to monitor our revenue and expense performance and efficiency.
Average Revenue per Tractor — This operating statistic is used to measure productivity within our Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated segments and represents the average revenue per tractor based on revenue, excluding fuel surcharge (excluding intersegment eliminations for our Knight Trucking segment) for the period.
Average Revenue per Load — This operating statistic is used within our Swift Intermodal segment and represents the average revenue per load based on revenue, excluding fuel surcharge for the period.
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
Segments
Trucking Segments
We generate revenue in our Trucking segments through dry van, refrigerated, and drayage service offerings. Generally, we are paid a predetermined rate per mile or per load for our trucking services. Additional revenues are generated in all four of our trucking segments (Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated) by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our trucking segments are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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
Our focus in our trucking segments remains on developing our freight network, improving the productivity of our assets and controlling costs in areas where we have experienced higher than normal inflation, such as maintenance, driving associate pay, and professional fees.
Knight Trucking Segment
Note: The 2018 figures include Abilene's results for the period following the acquisition on March 16, 2018.

	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(Dollars in thousands, except per tractor data)			Increase (decrease)
Total revenue	$1,144,125	$906,484	$900,368	26.2%		0.7%
Revenue, excluding fuel surcharge and intersegment transactions	$994,175	$797,706	$810,358	24.6%		(1.6%)
Operating income	$209,099	$92,298	$136,229	126.5%		(32.2%)
Average revenue per tractor (1)	$207,682	$174,553	$172,185	19.0%		1.4%
GAAP: Operating ratio (1)	81.7%	89.8%	84.9%	(810	bps)	490	bps
Non-GAAP: Adjusted Operating Ratio (1)	78.7%	85.3%	82.9%	(660	bps)	240	bps
Non-paid empty miles percentage (1)	13.7%	12.9%	12.5%	80	bps	40	bps
Average length of haul (miles) (1)	506	483	498	4.8%		(3.0%)
Average tractors in operation during the period (1) (2)	4,787	4,570	4,706	4.7%		(2.9%)
Average trailers in operation during the period (1)	13,575	12,383	12,288	9.6%		0.8%

(1)	Defined under "Operating Statistics," above.

(2)	Includes 4,366, 4,142, and 4,286 company-owned tractors for 2018, 2017, and 2016, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2018 Compared to 2017 — The strong freight market and tight capacity supported increases in both contract and non-contract rates throughout 2018. Accordingly, the Knight Trucking segment's total revenue increased $237.6 million, which included $64.9 million in revenue from Abilene in 2018. Fuel surcharge revenue increased by $41.1 million, primarily due to higher average fuel prices. Average revenue per tractor increased 19.0 % as a result of a 17.0% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, and a 2.6% improvement in miles per tractor, compared to the prior year. Revenue, excluding fuel surcharge and intersegment transactions, increased 24.6% as a result of these improvements and a 4.7 % increase in average tractor count.
Operating ratio and Adjusted Operating Ratio improved by 810 and 660 basis points, respectively, primarily driven by the increases in revenue discussed above, and partially offset by an increase in driving associate-related costs.
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
Swift Truckload Segment
Note: The year ended December 31, 2017 figures include Swift's results for the period following the 2017 Merger date only.

	2018	2017	2018 vs. 2017
	(Dollars in thousands, except per tractor data)		Increase (decrease)
Total revenue	$1,680,882	$609,112	176.0%
Revenue, excluding fuel surcharge	$1,459,281	$536,848	171.8%
Operating income	$225,436	$74,924	200.9%
Average revenue per tractor (1) (2)	$194,987	$196,864	(1.0%)
GAAP: Operating ratio (1)	86.6%	87.7%	(110	bps)
Non-GAAP: Adjusted Operating Ratio (1)	84.6%	86.0%	(140	bps)
Non-paid empty miles percentage (1)	13.2%	13.2%	—
Average length of haul (miles) (1)	584	610	(4.3%)
Average tractors in operation during the period (1) (3) (4)	7,484	8,730	(14.3%)
Average trailers in operation during the period (1) (4)	30,223	35,781	(15.5%)

(1)	Defined under "Operating Statistics," above.

(2)
In order to improve comparability, average tractors of 2,727 is used as the denominator in the Swift Truckload average revenue per tractor calculation for the year ended December 31, 2017, reflecting the pro-rata portion of the year for which Swift's results of operations were reported following the close of the 2017 Merger.

(3)	Includes 5,735 and 6,435 company-owned tractors for 2018 and 2017, respectively.

(4)
Swift previously reported 2,727 tractors and 11,176 trailers in 2017, reflecting the pro-rata portion for which Swift's results of operations were reported following the close of the 2017 Merger. The presentation of 2017 tractor and trailer counts has not been pro-rated in this 2018 Annual Report.

2018 Compared to 2017 — The Swift Truckload segment reported increases in total revenue of $1.1 billion and operating income of $150.5 million. These increases were primarily driven by reporting results for the full year of 2018, compared to reporting results only from the portion of 2017 following the 2017 Merger. The comparison of the reported results between 2018 and 2017 may not be meaningful as the period following the 2017 Merger consisted primarily of results from what is traditionally our strongest quarter. Due to this seasonality, many of the 2017 operating statistics reported are not representative of the activity we expect from a full year of operations.
With these limitations in mind, we have seen improved results within the Swift Truckload segment due to an emphasis on improving revenue per tractor through contract and non-contract rate improvements and a change in our freight mix leading to a shorter length of haul. This strategy, coupled with the implementation of cost cutting initiatives in conjunction with the 2017 Merger led to improvement in the segment's operating ratio and Adjusted Operating Ratio of 110 basis points and 140 basis points, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Dedicated Segment
Note: The year ended December 31, 2017 figures include Swift's results for the period following the 2017 Merger date only.

	2018	2017	2018 vs. 2017
	(Dollars in thousands, except per tractor data)		Increase (decrease)
Total revenue	$646,057	$200,628	222.0%
Revenue, excluding fuel surcharge	$571,585	$179,847	217.8%
Operating income	$81,942	$22,410	265.6%
Average revenue per tractor (1) (2)	$186,915	$187,928	(0.5%)
GAAP: Operating ratio (1)	87.3%	88.8%	(150	bps)
Non-GAAP: Adjusted Operating Ratio (1)	85.7%	87.5%	(180	bps)
Non-paid empty miles percentage (1)	18.8%	17.4%	140	bps
Average length of haul (miles) (1)	189	191	(1.0%)
Average tractors in operation during the period (1) (3) (4)	3,058	3,064	(0.2%)
Average trailers in operation during the period (1) (4)	14,328	14,943	(4.1%)

(1)	Defined under "Operating Statistics," above.

(2)
In order to improve comparability, average tractors of 957 is used as the denominator in the Swift Dedicated average revenue per tractor calculation for the year ended December 31, 2017, reflecting the pro-rata portion of the year for which Swift's results of operations were reported following the close of the 2017 Merger.

(3)	Includes 2,648 and 2,614 company-owned tractors for 2018 and 2017, respectively.

(4)
Swift previously reported 957 tractors and 4,667 trailers in 2017, reflecting the pro-rata portion for which Swift's results of operations were reported following the close of the 2017 Merger. The presentation of 2017 tractor and trailer counts has not been pro-rated in this 2018 Annual Report.

2018 Compared to 2017 — The Swift Dedicated segment reported increases in total revenue of $445.4 million and operating income of $59.5 million. These increases were primarily driven by reporting results for the full year of 2018, compared to reporting results only from the portion of 2017 following the 2017 Merger. The comparison of the reported results between 2018 and 2017 may not be meaningful as the period following the 2017 Merger consisted primarily of results from what is traditionally our strongest quarter. Due to this seasonality, many of the 2017 operating statistics reported are not representative of the activity we expect from a full year of operations.
With these limitations in mind, we have seen improved results within the Swift Dedicated segment due to contract rate improvements coupled with the implementation of cost cutting initiatives in conjunction with the 2017 Merger led to improvement in the segment's operating ratio and Adjusted Operating Ratio of 150 basis points and 180 basis points, respectively.
Swift Refrigerated Segment
Note: The year ended December 31, 2017 figures include Swift's results for the period following the 2017 Merger date only.

	2018	2017	2018 vs. 2017
	(Dollars in thousands, except per tractor data)		Increase (decrease)
Total revenue	$819,190	$254,102	222.4%
Revenue, excluding fuel surcharge	$730,573	$229,826	217.9%
Operating income	$34,341	$13,626	152.0%
Average revenue per tractor (1) (2)	$190,950	$194,933	(2.0%)
GAAP: Operating ratio (1)	95.8%	94.6%	120	bps
Non-GAAP: Adjusted Operating Ratio (1)	95.3%	94.1%	120	bps
Non-paid empty miles percentage (1)	7.2%	7.1%	10	bps
Average length of haul (miles) (1)	400	394	1.5%
Average tractors in operation during the period (1) (3) (4)	3,826	3,774	1.4%
Average trailers in operation during the period (1) (4)	3,638	4,333	(16.0%)

(1)	Defined under "Operating Statistics," above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

(2)
In order to improve comparability, average tractors of 1,179 is used as the denominator in the Swift Refrigerated average revenue per tractor calculation for the year ended December 31, 2017, reflecting the pro-rata portion of the year for which Swift's results of operations were reported following the close of the 2017 Merger.

(3)	Includes 2,994 and 2,725 company-owned tractors for 2018 and 2017, respectively.

(4)
Swift previously reported 1,179 tractors and 1,353 trailers in 2017, reflecting the pro-rata portion for which Swift's results of operations were reported following the close of the 2017 Merger. The presentation of 2017 tractor and trailer counts has not been pro-rated in this 2018 Annual Report.

2018 Compared to 2017 — The Swift Refrigerated segment reported increases in total revenue of $565.1 million and operating income of $20.7 million. These increases were primarily driven by reporting results for the full year of 2018, compared to reporting results only from the portion of 2017 following the 2017 Merger. The comparison of the reported results between 2018 and 2017 may not be meaningful as the period following the 2017 Merger consisted primarily of results from what is traditionally our strongest quarter. Due to this seasonality, many of the 2017 operating statistics reported are not representative of the activity we expect from a full year of operations.
With these limitations in mind, we have seen varied results within the Swift Refrigerated segment. Accordingly, we have invested in new leadership and implemented additional cost control measures to better align realized profitability within the Swift Refrigerated segment with management's post-2017 Merger profitability goals. These initiatives contributed to an increase in the segment's operating ratio and Adjusted Operating Ratio of 120 basis points and 120 basis points, respectively.
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
The most significant expense in the Knight Logistics segment is the (primarily) variable cost of purchased transportation that we pay to third-party capacity providers (including rail providers), included in "Purchased transportation" in the consolidated income statements. This expense generally varies depending upon truckload and rail capacity, availability of third-party capacity providers, rates charged to customers, and current freight demand and customer shipping needs. Absent offsetting growth in the Knight Logistics segment, purchased transportation expense as a percentage of revenue could increase in the future. Other Knight Logistics operating expenses are generally fixed and primarily include non-driver employee compensation and benefits recorded in "Salaries, wages, and benefits" in the consolidated income statements, and depreciation and amortization expense recorded in "Depreciation and amortization of property and equipment."
Note: The 2018 figures include Abilene's results for the period following the acquisition on March 16, 2018.

	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(Dollars in thousands, except per load data)			Increase (decrease)
Total revenue	$334,108	$234,155	$226,912	42.7%		3.2%
Revenue, excluding intersegment transactions	$327,554	$227,952	$217,790	43.7%		4.7%
Operating income	$24,917	$12,600	$12,250	97.8%		2.9%
Revenue per load – Brokerage only	$1,545	$1,357	$1,275	13.9%		6.4%
Gross margin percentage (1) – Brokerage only	16.0%	15.4%	16.5%	60	bps	(110	bps)
GAAP: Operating ratio (1)	92.5%	94.6%	94.6%	(210	bps)	—
Non-GAAP: Adjusted Operating Ratio (1)	92.2%	94.5%	94.4%	(230	bps)	10	bps

(1)	Defined under "Operating Statistics," above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2018 Compared to 2017 — The Knight Logistics segment's total revenue increased $100.0 million, which includes $8.8 million in revenue from Abilene in 2018, compared to zero in 2017. Brokerage revenue, excluding intersegment transactions, increased 47.5% in the Knight brokerage business, which is the largest component of the Knight Logistics segment. This was driven by a 13.9% increase in revenue per load and a 29.6% increase in load volumes.
Knight Logistics' operating ratio and Adjusted Operating Ratio each improved by 210 and 230 basis points, respectively, primarily driven by the increases in revenue discussed above. Brokerage gross margin percentage for the year increased by 60 basis points on a year-over-year basis to 16.0%, primarily due to the increase in revenue per load, which was partially offset by a corresponding increase in purchased transportation costs.
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
Depreciation and amortization of property and equipment within our Knight Logistics segment increased by $0.7 million from 2016 to 2017, which was primarily due to an increase in equipment leased to third parties. As a percentage of Knight Logistics revenue, net of intersegment transactions, depreciation and amortization of property and equipment remained relatively flat.

Swift Intermodal Segment
The Swift Intermodal segment complements our regional operating model, allows us to better serve customers in longer haul lanes, and reduces our investment in fixed assets. Through the Swift Intermodal segment, we generate revenue by moving freight over the rail in our containers and other trailing equipment, combined with revenue for drayage to transport loads between railheads and customer locations. The most significant expense in the Swift Intermodal segment is the cost of purchased transportation that we pay to third-party capacity providers (including rail providers), which is primarily variable and included in "Purchased transportation" in the consolidated income statements. Purchased transportation varies as it relates to rail capacity, freight demand, and customer shipping needs. The main fixed costs in the Swift Intermodal segment are depreciation of our containers and chassis, as well as non-driver employee compensation and benefits.
Note: The year ended December 31, 2017 figures include Swift's results for the period following the 2017 Merger date only.

	2018	2017	2018 vs. 2017
	(Dollars in thousands, except per tractor data)		Increase (decrease)
Total revenue	$470,165	$130,441	260.4%
Revenue, excluding fuel surcharge	$398,509	$112,865	253.1%
Operating income	$30,127	$5,977	404.0%
Average revenue per load (1)	$2,072	$1,882	10.1%
GAAP: Operating Ratio (1)	93.6%	95.4%	(180	bps)
Non-GAAP: Adjusting Operating Ratio (1)	92.4%	94.7%	(230	bps)
Load Count	192,290	59,958	220.7%
Average tractors in operation during period (1) (2) (3)	640	531	20.5%
Average containers in operation during period (1)	9,330	9,122	2.3%

(1)	Defined under "Operating Statistics," above.

(2)	Includes 551 and 442 company-owned tractors for 2018 and 2017, respectively.

(3)
Swift previously reported 166 tractors in 2017, reflecting the pro-rata portion for which Swift's results of operations were reported following the close of the 2017 Merger. The presentation of 2017 tractor counts has not been pro-rated in this 2018 Annual Report.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2018 Compared to 2017 — The Swift Intermodal segment reported increases in total revenue of $339.7 million and operating income of $24.2 million. These increases were primarily driven by reporting results for the full year of 2018, compared to reporting results only from the portion of 2017 following the 2017 Merger. The comparison of the reported results between 2018 and 2017 may not be meaningful as the period following the 2017 Merger consisted primarily of results from what is traditionally our strongest quarter. Due to this seasonality, many of the 2017 operating statistics reported are not representative of the activity we expect from a full year of operations.
With these limitations in mind, we saw meaningful improvement in our operating profitability within our Swift Intermodal segment during 2018, as a result of our focus on improving our revenue per load and executing on cost control. The segment's operating ratio and Adjusted Operating Ratio improved by 180 basis points and 230 basis points, respectively, primarily due to the increase in average revenue per load.

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
Note: The reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's 2018 results and prior periods may not be meaningful.

	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(Dollars in thousands)			Increase (decrease)
Salaries, wages, and benefits	$1,495,126	$688,543	$333,929	117.1%		106.2%
% of total revenue	28.0%	28.4%	29.9%	(40	bps)	(150	bps)
% of revenue, excluding fuel surcharge	31.6%	31.6%	32.5%	—		(90	bps)
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
2018 Compared to 2017 — The $806.6 million increase in consolidated salaries, wages, and benefits includes a $742.9 million increase in expense from Swift's results for the full year 2018, compared to the portion of 2017 following the 2017 Merger.
Further, Knight's salaries, wages, and benefits expense increased $63.7 million, which included $25.3 million in expense from Abilene's results from March 17, 2018 to December 31, 2018. The remaining $38.4 million in Knight's expense was primarily related to Knight's driving associate-related costs, which were affected by driving associate pay increases and an increase in miles driven by company driving associates.
2017 Compared to 2016 — The $354.6 million increase in consolidated salaries, wages, and benefits includes $352.6 million of expense from Swift's results for the September 9, 2017 through December 31, 2017 period, which included the wage increase we granted to over-the-road driving associates that was effective upon the 2017 Merger closing. Further, Knight's salaries, wages, and benefits expense increased $2.0 million from 2016 to 2017. In 2017, we recorded $5.6 million in merger-related bonuses and accelerated stock compensation expense recorded upon the close of the 2017 Merger. These items were offset primarily by a 6.9% decrease in miles driven by Knight's company driving associates from 2016 to 2017. As a percentage of revenue, excluding fuel surcharge, Knight's expense remained relatively flat.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(Dollars in thousands)			Increase (decrease)
Fuel	$621,997	$274,956	$129,696	126.2%		112.0%
% of total revenue	11.6%	11.3%	11.6%	30	bps	(30	bps)
% of revenue, excluding fuel surcharge	13.2%	12.6%	12.6%	60	bps	—
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
2018 Compared to 2017 — The $347.0 million increase in consolidated fuel expense includes a $304.7 million increase in expense from Swift's results for the full year 2018, compared to the portion of 2017 following the 2017 Merger. Knight's fuel expense increased $42.3 million, which includes $14.7 million in expense from Abilene's results from March 17, 2018 to December 31, 2018. The increase was a result of an increase in miles driven by Knight's company driving associates and overall higher US diesel fuel prices in 2018 at $3.18 per gallon, compared to 2017 at $2.65 per gallon.
2017 Compared to 2016 — The $145.3 million increase in consolidated fuel expense includes $131.2 million of expense from Swift's results for the September 9, 2017 through December 31, 2017 period. Knight's fuel expense increased $14.1 million from 2016 to 2017. As a percentage of revenue, excluding fuel surcharge, consolidated fuel expense was consistent, despite higher average US diesel fuel prices in 2017 of $2.65, compared to 2016 of $2.30. Higher diesel fuel prices were offset by a 6.9% decrease in miles driven by Knight's company driving associates.

	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(Dollars in thousands)			Increase (decrease)
Operations and maintenance	$340,627	$164,307	$76,246	107.3%		115.5%
% of total revenue	6.4%	6.8%	6.8%	(40	bps)	—
% of revenue, excluding fuel surcharge	7.2%	7.5%	7.4%	(30	bps)	10	bps
Operations and maintenance expense consists of direct operating expenses, equipment maintenance, and tire expense.  Operations and maintenance expenses are affected by the age of our company-owned fleet of tractors and trailers. We expect the driver market to remain competitive into 2019, which could increase future driving associate development and recruiting costs and negatively affect our operations and maintenance expense. We expect to continue refreshing our Knight and Swift tractor fleets in the coming quarters, and anticipate that maintenance costs will gradually decrease as we reduce the average age of our fleets.
2018 Compared to 2017 — The $176.3 million increase in consolidated operations and maintenance expense includes a $166.9 million increase in expense from Swift's results for the full year 2018, compared to the portion of 2017 following the 2017 Merger. Knight's operations and maintenance expense increased $9.4 million, which includes $7.2 million in expense from Abilene's March 17, 2018 to December 31, 2018 results.
2017 Compared to 2016 — The $88.1 million increase in operations and maintenance expense includes $81.6 million of expense from Swift's results for the September 9, 2017 through December 31, 2017 period. Increasing maintenance expense negatively impacted performance in our Swift Truckload, Swift Dedicated, and Swift Refrigerated segments. Knight's operations and maintenance expense increased $6.5 million from 2016 to 2017. With rising equipment prices and a soft used equipment market, Knight extended its tractor trade cycle beginning in the third quarter of 2016. Accordingly, equipment maintenance expense increased from 2016 to 2017 as Knight maintained its tractors for comparatively longer periods. As a percentage of revenue, excluding fuel surcharge, consolidated operations and maintenance expense was relatively consistent. Direct operating expenses, including operating supplies and driving associate development and recruiting costs also increased from 2016 to 2017.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(Dollars in thousands)			Increase (decrease)
Insurance and claims	$215,362	$95,199	$34,441	126.2%		176.4%
% of total revenue	4.0%	3.9%	3.1%	10	bps	80	bps
% of revenue, excluding fuel surcharge	4.6%	4.4%	3.3%	20	bps	110	bps
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
2018 Compared to 2017 — The $120.2 million increase in consolidated insurance and claims expense includes a $112.2 million increase in expense from Swift's results for the full year 2018, compared to the portion of 2017 following the 2017 Merger. Knight's insurance and claims expense increased $8.0 million, which includes $2.1 million in expense from Abilene's March 17, 2018 through December 31, 2018 results. As a percentage of Knight's revenue, excluding fuel surcharge, Knight's insurance and claims expense slightly decreased.
2017 Compared to 2016 — The $60.8 million increase in consolidated insurance and claims expense includes $60.0 million of expense from Swift's results for the September 9, 2017 through December 31, 2017 period. Knight's insurance and claims expense increased $0.8 million from 2016 to 2017. As a percentage of revenue, excluding fuel surcharge, consolidated insurance and claims expense increased by 110 basis points. The increase is predominately associated with Swift's higher self-retention limits assumed following the close of the 2017 Merger.

	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in thousands)			Increase (decrease)
Operating taxes and licenses	$90,778	$40,544	$18,728	123.9%	116.5%
% of total revenue	1.7%	1.7%	1.6%	—	10	bps
% of revenue, excluding fuel surcharge	1.9%	1.9%	1.8%	—	10	bps
Operating taxes and licenses include state franchise taxes, federal highway use taxes, property taxes, vehicle license and registration fees, fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
2018 Compared to 2017 — The $50.2 million increase in consolidated operating taxes and licenses includes a $47.0 million increase in expense from Swift's results for the full year 2018, compared to the portion of 2017 following the 2017 Merger. Knight's operating taxes and licenses expense increased $3.2 million. As a percentage of Knight's revenue, excluding fuel surcharge, Knight's operating taxes and licenses remained relatively flat.
2017 Compared to 2016 — The $21.8 million increase in consolidated operating taxes and licenses includes $21.7 million of expense from Swift's results for the September 9, 2017 through December 31, 2017 period. Knight's operating taxes and licenses expense remained relatively flat from 2016 to 2017. As a percentage of revenue, excluding fuel surcharge, consolidated operating taxes and licenses remained relatively flat from 2016 to 2017.

	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(Dollars in thousands)			Increase (decrease)
Communications	$20,911	$10,691	$4,182	95.6%		155.6%
% of total revenue	0.4%	0.4%	0.4%	—		—
% of revenue, excluding fuel surcharge	0.4%	0.5%	0.4%	(10	bps)	10	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
2018 Compared to 2017 — The $10.2 million increase in consolidated communications expense includes a $10.1 million increase in expense from Swift's results for the full year 2018, compared to the portion of 2017 following the 2017 Merger. Knight's

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

communications expense increased by $0.1 million due to including Abilene's results from March 17, 2018 through December 31, 2018, but remained flat as a percentage of Knight's revenue, excluding fuel surcharge.
2017 Compared to 2016 — The $6.5 million increase in consolidated communications expense includes $6.2 million of expense from Swift's results for the September 9, 2017 through December 31, 2017 period. Knight's communications expense slightly increased from 2016 to 2017, but remained flat as a percentage of revenue, excluding fuel surcharge, as did consolidated communications expense.

	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(Dollars in thousands)			Increase (decrease)
Depreciation and amortization of property and equipment	$387,505	$193,733	$115,660	100.0%		67.5%
% of total revenue	7.3%	8.0%	10.3%	(70	bps)	(230	bps)
% of revenue, excluding fuel surcharge	8.2%	8.9%	11.2%	(70	bps)	(230	bps)
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
2018 Compared to 2017 — The $193.8 million increase in consolidated depreciation and amortization of property and equipment includes a $184.6 million increase in expense from Swift's results for the full year 2018, compared to the portion of 2017 following the 2017 Merger. Knight's depreciation and amortization of property and equipment increased $9.2 million, which includes $7.7 million from Abilene's March 17, 2018 through December 31, 2018 results. During 2018, we continued refreshing the Knight and Swift tractor fleets through replacement units and anticipate that depreciation and amortization costs will increase in future quarters.
2017 Compared to 2016 — The $78.1 million increase in consolidated depreciation and amortization of property and equipment includes $77.1 million of expense from Swift's results for the September 9, 2017 through December 31, 2017 period. Knight's depreciation and amortization of property and equipment increased slightly in 2017 compared to 2016.

	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(Dollars in thousands)			Increase (decrease)
Amortization of intangibles	$42,584	$13,372	$500	218.5%		2,574.4%
% of total revenue	0.8%	0.6%	—%	20	bps	60	bps
% of revenue, excluding fuel surcharge	0.9%	0.6%	—%	30	bps	60	bps
Amortization of intangibles primarily relates to intangible assets identified with the 2017 Merger. See Note 5 and Note 12 in Part II, Item 8, of this Annual Report for further details regarding the Company's intangible assets, historical amortization, and anticipated future amortization.
2018 Compared to 2017 —The $29.2 million increase in consolidated amortization of intangibles for 2018 is almost entirely attributed to Swift's amortization of the intangible assets identified with the 2017 Merger. The remaining increase is attributed to amortization of the intangible assets associated with the Abilene Acquisition.
2017 Compared to 2016 — The $12.9 million increase in consolidated amortization of intangibles is entirely attributed to Swift's amortization of the intangible assets identified with the 2017 Merger.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(Dollars in thousands)			Increase (decrease)
Rental expense	$177,406	$74,224	$5,036	139.0%		1,373.9%
% of total revenue	3.3%	3.1%	0.5%	20	bps	260	bps
% of revenue, excluding fuel surcharge	3.8%	3.4%	0.5%	40	bps	290	bps
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size our revenue equipment fleet and the relative percentage of owned versus leased equipment.
2018 Compared to 2017 — The $103.2 million increase in consolidated rental expense includes a $102.8 million increase in expense from Swift's results for the full year 2018, compared to the portion of 2017 following the 2017 Merger. Knight's rental expense increased by $0.4 million, primarily due to Abilene's March 17, 2018 through December 31, 2018 results. We expect this expense to decrease if we continue to purchase, rather than lease, revenue equipment in future periods.
2017 Compared to 2016 — The $69.2 million increase in consolidated rental expense includes $69.0 million of expense from Swift's results for the September 9, 2017 through December 31, 2017 period. Knight's rental expense increased slightly from 2016 to 2017, but remained flat as a percentage of revenue, excluding fuel surcharge. Consolidated rental expense as a percentage of revenue, excluding fuel surcharge increased, as Swift historically obtained a larger portion of its equipment through operating leases, as compared to Knight.

	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(Dollars in thousands)			Increase (decrease)
Purchased transportation	$1,318,303	$594,113	$233,863	121.9%		154.0%
% of total revenue	24.7%	24.5%	20.9%	20	bps	360	bps
% of revenue, excluding fuel surcharge	27.9%	27.3%	22.7%	60	bps	460	bps
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
2018 Compared to 2017 — The $724.2 million increase in consolidated purchased transportation expense includes a $634.8 million increase in expense from Swift's results for the full year 2018, compared to the portion of 2017 following the 2017 Merger.
Knight's purchased transportation expense increased by $89.4 million, which includes $13.4 million from Abilene's March 17, 2018 through December 31, 2018 results. The remaining increase in Knight's purchased transportation expense was attributed to increased revenues in the Knight Logistics segment and Knight's dry van business.
We expect purchased transportation will increase as a percentage of revenue if we are successful in continuing to grow our logistics and intermodal businesses. The increase could be partially offset if independent contractors exit the market with recent regulatory changes or further increased if we need to pay independent contractors more to stay with us in light of such regulatory changes. Third-party capacity tightened during 2018, and we anticipate that this trend will continue into 2019. See additional discussion of purchased transportation expense under "Results of Operations — Segments," above.
2017 Compared to 2016 — The $360.3 million increase in consolidated purchased transportation includes $347.3 million of expense from Swift's results for the September 9, 2017 through December 31, 2017 period. Knight's purchased transportation expense increased by $13.0 million and increased as a percentage of revenue, excluding fuel surcharge by 140 basis points. US diesel fuel prices were higher on average in 2017 at $2.65, compared to 2016 at $2.30, which increased our payments made to independent contractors for fuel reimbursements. Additionally, there was a 2.8% increase in miles driven by independent contractors from 2016 to 2017. In 2017, we also incurred $0.1 million in driver-incentive expenses related to the 2017 Merger.

	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in thousands)			Increase (decrease)
Impairments	$2,798	$16,844	$—	(83.4%)	100.0%
2018 Compared to 2017 — During 2018, we incurred impairment charges related to the Company airplane of $2.2 million and incurred impairment charges related to replaced software systems of $0.6 million. Impairments in 2017 are discussed below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2017 Compared to 2016 — During the third quarter of 2017, we terminated the implementation of Swift's ERP system, resulting in an impairment loss of $16.7 million. During the fourth quarter of 2017, management reassessed the fair value of certain tractors within one of the Company's leasing subsidiaries, determining that there was an impairment loss of $0.1 million.

	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in thousands)			Increase (decrease)
Miscellaneous operating expenses	$61,626	$41,781	$17,274	47.5%	141.9%
Miscellaneous operating expenses primarily consists of legal and professional services fees, general and administrative expenses, other costs, net of gain on sales of equipment.
2018 Compared to 2017 — The $19.8 million increase in consolidated miscellaneous operating expenses includes a $26.7 million increase in expense from Swift's results for the full year 2018, compared to the portion of 2017 following the 2017 Merger. Knight's miscellaneous operating expenses decreased $6.9 million, primarily driven by an increase in gain on sales of equipment due to high volumes in a strong used truck market, which we expect to soften during 2019.
2017 Compared to 2016 — The $24.5 million increase in consolidated miscellaneous operating expenses, net includes $19.2 million of expense from Swift's results for the September 9, 2017 through December 31, 2017 period. Knight's miscellaneous operating expenses, net increased $5.3 million from 2016 to 2017. The increase is primarily due to Knight's $4.3 million decrease in gain on sales of equipment, as Knight extended the trade cycle of its tractors in the latter half of 2016 and throughout 2017, resulting in fewer units disposed of in 2017 compared to 2016. We additionally recorded $0.9 million in 2017 for merger-related statutory filings associated with the 2017 Merger.

	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in thousands)			Increase (decrease)
Merger-related costs	$—	$16,516	$—	(100.0%)	100.0%
Direct and incremental costs associated with the 2017 Merger were recorded on a separate line item in the consolidated income statement in 2017 as "Merger-related costs." These costs were primarily incurred for legal and professional fees associated with the transaction. See other merger-related operating expenses associated with the 2017 Merger discussed within "Salaries, wages, and, benefits" and "Miscellaneous operating expenses" above.
Consolidated Other Expenses
The following table summarizes fluctuations in certain non-operating expenses, included in our consolidated income statements:

	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in thousands)			Increase (decrease)
Interest income	$3,200	$1,207	$309	165.1%	290.6%
Interest expense	$(30,170)	$(8,686)	$(897)	247.3%	868.3%
Other income, net	$9,965	$558	$4,939	1,685.8%	(88.7%)
Income tax (expense) benefit	$(131,389)	$291,716	$(57,592)	(145.0%)	(606.5%)
Interest income — Interest income includes interest earned from financing revenue equipment to independent contractors, as well as interest earned from our investments.
2018 Compared to 2017 — The $2.0 million increase in consolidated interest income includes $1.8 million of income from Swift's results for the full year 2018, compared to the portion of 2017 following the 2017 Merger. Knight's interest income increased by $0.2 million from 2017 to 2018.
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
2018 Compared to 2017 — The $21.5 million increase is attributed to interest incurred from Swift's debt and capital lease balances during 2018. See Note 17 in Part II, Item 8 of this Annual Report for further information related to the 2017 Debt Agreement and related interest rates and deferred loan costs.

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
Other income, net — Other income, net is primarily comprised of income (expense) from realized gains on sale of available-for-sale securities, unrealized gains from Knight's investments in Transportation Resource Partners ("TRP") accounted for under the equity method, as well as certain other non-operating income and expense that may arise outside of the normal course of business.
2018 Compared to 2017 — The $9.4 million increase in consolidated other income, net includes $5.9 million of income from Swift's results for the full year 2018. The remaining $3.5 million is related to gain on TRP investments.
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
Income tax (expense) benefit — In addition to the discussion below, Note 15 in Part II, Item 8 of this Annual Report provides further analysis related to income taxes.
2018 Compared to 2017 — The consolidated increase in income tax expense was primarily due to the 2017 income tax benefit of $364.2 million, representing management's estimate of the net impact of the Tax Cuts and Jobs Act, as well as the increase in income before income taxes. In 2018, we recognized discrete items related to stock compensation deductions, and a favorable audit settlement of nondeductible penalties. In 2017, we recognized discrete items relating to stock compensation deductions and state tax rates changes. All of these factors resulted in a 2018 effective tax rate of 23.8% and a 2017 effective tax rate of (150.6%).
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
In the consolidated GAAP to non-GAAP reconciliations below, 2015 and 2014 are included to support the five-year presentation in "Selected Financial Data" in Part II, Item 6 of this Annual Report.
Note: The reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's 2018 results and prior periods may not be meaningful.
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	2018	2017	2016	2015	2014
	(Dollars in thousands)
GAAP: Net income attributable to Knight-Swift	$419,264	$484,292	$93,863	$116,718	$102,862
Adjusted for:
Income tax expense (benefit) attributable to Knight-Swift	131,389	(291,716)	57,592	68,047	67,809
Income before income taxes attributable to Knight-Swift	550,653	192,576	151,455	184,765	170,671
Impairments (1)	2,798	16,844	—	—	—
Accruals for class action lawsuits (2)	1,000	1,900	2,450	7,163	—
Amortization of intangibles (3)	42,584	12,872	—	—	—
Other merger-related operating expenses (4)	—	6,596	—	—	—
Merger-related costs (5)	—	16,516	—	—	—
Severance expense (6)	1,958	—	—	—	—
Adjusted income before income taxes	598,993	247,304	153,905	191,928	170,671
Provision for income tax expense at effective rate (7)	(142,923)	(92,739)	(58,532)	(70,815)	(67,809)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$456,070	$154,565	$95,373	$121,113	$102,862

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	2018	2017	2016	2015	2014
GAAP: Diluted earnings per share	$2.36	$4.34	$1.16	$1.42	$1.25
Adjusted for:
Income tax expense (benefit) attributable to Knight-Swift	0.74	(2.61)	0.71	0.83	0.83
Income before income taxes attributable to Knight-Swift	3.09	1.72	1.86	2.24	2.08
Impairments (1)	0.02	0.15	—	—	—
Accrual for class action lawsuits (2)	0.01	0.02	0.03	0.09	—
Amortization of intangibles (3)	0.24	0.12	—	—	—
Other merger-related operating expenses (4)	—	0.06	—	—	—
Merger-related costs (5)	—	0.15	—	—	—
Severance expense (6)	0.01	—	—	—	—
Adjusted income before income taxes	3.37	2.21	1.89	2.33	2.08
Provision for income tax expense at effective rate (7)	(0.80)	(0.83)	(0.72)	(0.86)	(0.83)
Non-GAAP: Adjusted EPS	$2.56	$1.38	$1.17	$1.47	$1.25

(1)
During the fourth quarter of 2018, the Company incurred impairment charges related to the Company airplane of $2.2 million and incurred impairment charges related to replaced software systems of $0.6 million. During 2017, impairments related to the termination of Swift's incurred implementation of a new ERP system during the quarter ended September 30, 2017. Additionally, during the quarter ended December 31, 2017, management reassessed the fair value of certain tractors within the Company's leasing subsidiary, Interstate Equipment Leasing, LLC, determining that there was an impairment loss.

(2)	In 2018, 2017, 2016 and 2015, we incurred expenses related to certain class action lawsuits involving employment-related claims.

(3)
"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger, Abilene Acquisition, and historical Knight acquisitions. Refer to Note 5 in Part II Item 8 of this Annual Report for additional details.

(4)	"Other merger-related operating expenses" represent one-time expenses associated with the 2017 Merger, including acceleration of stock compensation expense, bonuses, and other operating expenses.

(5)	Knight-Swift incurred certain merger-related expenses associated with the 2017 Merger, consisting of legal and professional fees.

(6)	Severance expenses were incurred during the third and fourth quarters of 2018 in relation to certain organizational changes at Swift.

(7)
For 2017, a normalized effective tax rate of 37.5% was utilized to calculate "Provision for income tax expense at effective rate," as the actual effective tax rate for the year includes a significant income tax benefit representing management's estimate of the net impact of the Tax Cuts and Jobs Act passed during the fourth quarter of 2017.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Ratio

	2018	2017	2016	2015	2014
GAAP Presentation	(Dollars in thousands)
Total revenue	$5,344,066	$2,425,453	$1,118,034	$1,182,964	$1,102,332
Total operating expenses	(4,775,023)	(2,224,823)	(969,555)	(1,004,964)	(939,610)
Operating income	$569,043	$200,630	$148,479	$178,000	$162,722
Operating ratio	89.4%	91.7%	86.7%	85.0%	85.2%

Non-GAAP Presentation
Total revenue	$5,344,066	$2,425,453	$1,118,034	$1,182,964	$1,102,332
Fuel surcharge	(618,778)	(245,580)	(89,886)	(121,225)	(176,347)
Revenue, excluding fuel surcharge	4,725,288	2,179,873	1,028,148	1,061,739	925,985

Total operating expenses	4,775,023	2,224,823	969,555	1,004,964	939,610
Adjusted for:
Fuel surcharge	(618,778)	(245,580)	(89,886)	(121,225)	(176,347)
Impairments (1)	(2,798)	(16,844)	—	—	—
Accrual for class action lawsuits (2)	(1,000)	(1,900)	(2,450)	(7,163)	—
Amortization of intangibles (3)	(42,584)	(12,872)	—	—	—
Other merger-related operating expenses (4)	—	(6,596)	—	—	—
Merger-related costs (5)	—	(16,516)	—	—	—
Severance expense (6)	(1,958)	—	—	—	—
Adjusted Operating Expenses	4,107,905	1,924,515	877,219	876,576	763,263
Adjusted Operating Income	$617,383	$255,358	$150,929	$185,163	$162,722
Adjusted Operating Ratio	86.9%	88.3%	85.3%	82.6%	82.4%

(1)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (1).

(2)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (2).

(3)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (3).

(4)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (4).

(5)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (5).

(6)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (6).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Ratio
Knight Trucking Segment

	2018	2017	2016
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,144,125	$906,484	$900,368
Total operating expenses	(935,026)	(814,186)	(764,139)
Operating income	$209,099	$92,298	$136,229
Operating ratio	81.7%	89.8%	84.9%

Non-GAAP Presentation
Total revenue	$1,144,125	$906,484	$900,368
Fuel surcharge	(149,708)	(108,649)	(89,886)
Intersegment transactions	(242)	(129)	(124)
Revenue, excluding fuel surcharge and intersegment transactions	994,175	797,706	810,358

Total operating expenses	935,026	814,186	764,139
Adjusted for:
Fuel surcharge	(149,708)	(108,649)	(89,886)
Intersegment transactions	(242)	(129)	(124)
Impairments (1)	(1,640)	—	—
Accruals for class action lawsuits (2)	—	(1,900)	(2,450)
Amortization of intangibles (3)	(1,209)	—	—
Other merger-related operating expenses (4)	—	(6,596)	—
Merger-related costs (5)	—	(16,516)	—
Adjusted Operating Expenses	782,227	680,396	671,679
Adjusted Operating Income	$211,948	$117,310	$138,679
Adjusted Operating Ratio	78.7%	85.3%	82.9%

(1)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (1).

(2)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (2).

(3)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (3).

(4)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (4).

(5)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (5).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Truckload Segment

	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,680,882	$609,112
Total operating expenses	(1,455,446)	(534,188)
Operating income	$225,436	$74,924
Operating ratio	86.6%	87.7%

Non-GAAP Presentation
Total revenue	$1,680,882	$609,112
Fuel surcharge	(221,601)	(72,264)
Revenue, excluding fuel surcharge	1,459,281	536,848

Total operating expenses	1,455,446	534,188
Adjusted for:
Fuel surcharge	(221,601)	(72,264)
Adjusted Operating Expenses	1,233,845	461,924
Adjusted Operating Income	$225,436	$74,924
Adjusted Operating Ratio	84.6%	86.0%

Swift Dedicated Segment

	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$646,057	$200,628
Total operating expenses	(564,115)	(178,218)
Operating income	$81,942	$22,410
Operating ratio	87.3%	88.8%

Non-GAAP Presentation
Total revenue	$646,057	$200,628
Fuel surcharge	(74,472)	(20,781)
Revenue, excluding fuel surcharge	571,585	179,847

Total operating expenses	564,115	178,218
Adjusted for:
Fuel surcharge	(74,472)	(20,781)
Adjusted Operating Expenses	489,643	157,437
Adjusted Operating Income	$81,942	$22,410
Adjusted Operating Ratio	85.7%	87.5%

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Refrigerated Segment

	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$819,190	$254,102
Total operating expenses	(784,849)	(240,476)
Operating income	$34,341	$13,626
Operating ratio	95.8%	94.6%

Non-GAAP Presentation
Total revenue	$819,190	$254,102
Fuel surcharge	(88,617)	(24,276)
Revenue, excluding fuel surcharge	730,573	229,826

Total operating expenses	784,849	240,476
Adjusted for:
Fuel surcharge	(88,617)	(24,276)
Adjusted Operating Expenses	696,232	216,200
Adjusted Operating Income	$34,341	$13,626
Adjusted Operating Ratio	95.3%	94.1%

Knight Logistics Segment

	2018	2017	2016
GAAP Presentation	(Dollars in thousands)
Total revenue	$334,108	$234,155	$226,912
Total operating expenses	(309,191)	(221,555)	(214,662)
Operating income	$24,917	$12,600	$12,250
Operating ratio	92.5%	94.6%	94.6%

Non-GAAP Presentation
Total revenue	$334,108	$234,155	$226,912
Intersegment transactions	(6,554)	(6,203)	(9,122)
Revenue, excluding intersegment transactions	327,554	227,952	217,790

Total operating expenses	309,191	221,555	214,662
Adjusted for:
Intersegment transactions	(6,554)	(6,203)	(9,122)
Impairments (1)	(610)	—	—
Adjusted Operating Expenses	302,027	215,352	205,540
Adjusted Operating Income	$25,527	$12,600	$12,250
Adjusted Operating Ratio	92.2%	94.5%	94.4%

(1)	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote (1).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Swift Intermodal Segment

	2018	2017
GAAP Presentation	(Dollars in thousands)
Total revenue	$470,165	$130,441
Total operating expenses	(440,038)	(124,464)
Operating income	$30,127	$5,977
Operating ratio	93.6%	95.4%

Non-GAAP Presentation
Total revenue	$470,165	$130,441
Fuel surcharge	(71,656)	(17,576)
Revenue, excluding fuel surcharge	398,509	112,865

Total operating expenses	440,038	124,464
Adjusted for:
Fuel surcharge	(71,656)	(17,576)
Adjusted Operating Expenses	368,382	106,888
Adjusted Operating Income	$30,127	$5,977
Adjusted Operating Ratio	92.4%	94.7%

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
The following table presents our available sources of liquidity as of December 31, 2018:

Source:	Amount
(In thousands)
Cash and cash equivalents, excluding restricted cash	$82,486
Availability under Revolver, due October 2022 (1)	568,374
Availability under 2018 RSA, due July 2021 (2)	14,100
Total unrestricted liquidity	$664,960
Restricted cash and cash equivalents (3)	48,490
Restricted investments, held to maturity, amortized cost (3)	17,413
Total liquidity, including restricted cash and restricted investments	$730,863

(1)
As of December 31, 2018, we had $195.0 million in borrowings under our $800.0 million Revolver. We additionally had $36.6 million in outstanding letters of credit (discussed below), leaving $568.4 million available under the Revolver.

(2)
Based on eligible receivables at December 31, 2018, our borrowing base for the 2018 RSA was $325.0 million, while outstanding borrowings were $240.0 million. We additionally had $70.9 million in outstanding letters of credit (discussed below), leaving $14.1 million available under the 2018 RSA.

(3)
Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $46.9 million, which is included in "Cash and cash equivalents — restricted" in the consolidated balance sheet and is held by Mohave and Red Rock for claims payments. The remaining $1.6 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.

Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and fund replacement and/or growth in our revenue equipment fleet. We expect the net cash capital expenditures required to maintain our current fleet to be in the range of $550.0 million to $575.0 million in 2019, but intend to keep this range as flexible as possible to appropriately respond to pending business opportunities and the overall market environment. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.
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
Principal and Interest Payments — As of December 31, 2018, we had material debt and capital lease obligations of $929.9 million (gross of deferred loan costs) which are discussed under "Material Debt Agreements," below. A significant amount of our cash flows from operations are committed to minimum payments of principal and interest on our debt facilities and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances. Following the 2017 Merger, the combined company carries substantially more debt than Knight has historically carried and the combined company has significantly higher interest expense and exposure to interest rate fluctuations than Knight historically had.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Letters of Credit — Pursuant to the terms of the 2017 Debt Agreement and our 2018 RSA, our lenders may issue standby letters of credit on our behalf. When we have letters of credit outstanding, it reduces the availability under our $800.0 million Revolver or 2018 RSA. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. In June 2018, the Board authorized $250.0 million in share repurchases, which replaced the Swift Repurchase Plan. The Knight-Swift Repurchase Plan had $70.7 million available as of December 31, 2018. See further details regarding our share repurchases under Note 21 in Part II, Item 8 in this Annual Report.
Working Capital
As of December 31, 2018 and December 31, 2017, we had a working capital surplus of $292.7 million and $313.7 million, respectively.
Material Debt Agreements
As of December 31, 2018, we had $929.1 million in material debt obligations at the following carrying values:

•	$364.6 million: Term Loan, due October 2020, net of $0.4 million deferred loan costs

•	$239.6 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.4 million deferred loan costs

•	$129.5 million: Capital lease obligations

•	$195.0 million: Revolver, due October 2022

•	$0.4 million: Other
As of December 31, 2017, we had $970.9 million in material debt obligations at the following carrying values:

•	$364.4 million: Term Loan, due October 2020, net of $0.6 million deferred loan costs

•	$305.0 million: 2015 RSA outstanding borrowings, due January 2019

•	$176.1 million: Capital lease obligations

•	$125.0 million: Revolver, due October 2022

•	$0.4 million: Other
Key terms and other details regarding our material debt and capital leases are discussed in Notes 16, 17, and 18 in Part II, Item 8 in this Annual Report, and is incorporated by reference herein.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2018, excluding deferred taxes and claims accruals:

		Payments Due By Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations (1)	$365,421	$421	$365,000	$—	$—
Revolving line of credit (1)	195,000	—	—	195,000	—
2018 RSA (1)	240,000	—	240,000	—	—
Capital lease obligations (2)	129,499	58,251	42,927	18,989	9,332
Interest obligations (3)	63,449	30,871	31,452	887	239
Operating lease obligations (4)	306,733	123,380	121,529	36,421	25,403
Purchase obligations (5)	711,283	710,732	551	—	—
Investment commitments (6)	3,717	1,074	1,875	160	608
ERP obligation (7)	5,144	—	3,760	1,384	—
Dividend payable	1,483	347	608	528	—
Total contractual obligations	$2,021,729	$925,076	$807,702	$253,369	$35,582

(1)	Represents borrowings owed at December 31, 2018. Interest rates vary.

(2)
Represents principal payments owed at December 31, 2018. The borrowing consists of capital leases with finance companies, fixed borrowing amounts, and fixed interest rates, as set forth on each applicable lease schedule. Accordingly, interest on each lease varies between schedules. The Company's capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers.

(3)
Represents interest obligations on long-term debt, the 2018 RSA, and capital lease obligations. For variable rate debt, the interest rate in effect as of December 31, 2018 was utilized. The table assumes long-term debt and the 2018 RSA are held to maturity.

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

(5)
Represents purchase obligations for revenue equipment, facilities, and non-revenue equipment, of which a significant portion is expected to be purchased with cash, to the extent available, as well as borrowings under the Revolver. Refer to Note 19 in Part II, Item 8 of this Annual Report for additional information regarding our purchase commitments.

(6)
Investment commitments primarily consist of contractual obligations to investments in various Transportation Resource Partnerships, which are subject to capital calls. The expected timing of the capital calls is presented above.

(7)
ERP obligation consists of outstanding commitments related to terminating the implementation of the Swift ERP system. Refer to Note 24 in Part II, Item 8 of this Annual Report for discussion of the related impairment.

Off Balance Sheet Arrangements
Information about our off balance sheet arrangements is included in Note 18 and Note 19 in Part II, Item 8 of this Annual Report and is incorporated by reference herein. See also "Contractual Obligations," above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands)			Increase (decrease) in thousands
Net cash provided by operating activities	$881,977	$322,590	$243,776	$559,387	$78,814
Net cash used in investing activities	(647,292)	(204,263)	(101,060)	(443,029)	(103,203)
Net cash (used in) provided by financing activities	(255,442)	24,000	(143,004)	(279,442)	167,004
Net Cash Provided by Operating Activities
2018 Compared to 2017 — The $559.4 million increase in net cash provided by operating activities was primarily due to the $368.4 million increase in operating income, due to the factors discussed in "Results of Operations — Segments" and "Results of Operations — Consolidated Operating and Other Expenses," and a non-cash increase in depreciation and amortization of property and equipment of $223.0 million. This increase related to the addition of Swift's results for the full year of 2018, compared to the portion of 2017 following the 2017 Merger, and Abilene's results after March 16,2018.
2017 Compared to 2016 — The $78.8 million increase in net cash provided by operating activities was primarily due to the $52.2 million increase in operating income, due to the factors discussed in "Results of Operations — Segments" and "Results of Operations — Consolidated Operating and Other Expenses," above.
Net Cash Used in Investing Activities
2018 Compared to 2017 — The $443.0 million increase in net cash used in investing activities was due to a $225.7 million increase in net cash capital expenditures and a $193.7 million increase in net cash used for mergers and acquisitions (consisting of $101.7 million cash paid to acquire Abilene in 2018, net of $92.0 million cash acquired in the 2017 Merger).
2017 Compared to 2016 — The $103.2 million increase in net cash used in investing activities was due to the following:

•	$215.5 million increase in cash capital expenditures, net of proceeds from sale and trade-in of equipment.

•	This was partially offset by a $30.0 million decrease in cash contributions to Knight's Transportation Resource Partners portfolio investments, net of proceeds received.

•	This was further offset by a $92.0 million increase in cash, restricted cash, and equivalents Knight received in association with the 2017 Merger.
Net Cash Provided by (Used in) Financing Activities
2018 Compared to 2017 — Net cash used in financing activities increased by $279.4 million, which was primarily due to $179.3 million of share repurchases under our $250.0 million share repurchase authorization, a net increase of $85.5 million in our debt and capital lease payments, and an increase in dividends paid of $17.3 million.
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
Claims Accruals — Insurance and claims expense varies as a percentage of total revenue, based on the frequency and severity of claims incurred in a given period, as well as changes in claims development trends. The actual cost to settle our self-insured claim liabilities may differ from our reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties, including the inherent difficulty in estimating the severity of the claim and the potential judgment or settlement amount to dispose of the claim. If claims development factors that are based upon historical experience had increased by 10%, our claims accrual as of December 31, 2018 would have potentially increased by $18.6 million.
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
Knight-Swift evaluated its goodwill associated with the 2017 Merger, the Abilene Acquisition, the Barr-Nunn acquisition and Knight's other historical acquisitions of June 30, 2018. Prior to the 2017 Merger, Knight evaluated its goodwill associated with the Barr-Nunn acquisition and other historical acquisitions as of June 30, 2017. The evaluations were completed using the qualitative factors prescribed in ASC 350, Intangibles – Goodwill and Other, to determine whether to perform the two-step quantitative goodwill impairment test. The assessment of qualitative factors requires judgment, including identification of reporting units, evaluation of macroeconomic conditions, analysis of industry and market conditions, measurement of cost factors, and identification of entity-specific events (such as financial performance and changes within our share price). In evaluating these qualitative factors, the Company determined that it was more likely than not that fair value exceeded carrying value for the Company's reporting units as of June 30, 2018 and for Knight's reporting units as of June 30, 2017. As such, it was not necessary to perform the two-step quantitative goodwill impairment test.
Depreciation and Amortization — Selecting the appropriate accounting method requires management judgment, as there are multiple acceptable methods that are in accordance with GAAP, including straight-line, declining-balance, and sum-of-the-years' digits. As discussed in Note 2 included in Part II, Item 8 of this Annual Report, property and equipment is depreciated on a straight-line basis and intangible customer relationships are amortized on a straight-line basis over the estimated useful lives of the assets. We believe that these methods properly spread the costs over the useful lives of the assets. Management judgment is also involved when determining estimated useful lives of the Company's long-lived assets. We determine useful lives of our long-lived assets, based on historical experience, as well as future expectations regarding the period we expect to benefit from the asset. Factors affecting estimated useful lives of property and equipment may include estimating loss, damage, obsolescence, and company policies around maintenance and asset replacement. Factors affecting estimated useful lives of long-lived intangible assets may include legal, contractual, or other provisions that limit useful lives, historical experience with similar assets, future expectations of customer relationships, among others.
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
Legal Settlements and Reserves — See Note 20 in Part II Item 8 of this Annual Report.

Recently Issued Accounting Pronouncements
See Part II Item 8 of this Annual Report, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's consolidated financial statements, as follows:

•	Note 3 for accounting pronouncements adopted during 2018.

•	Note 4 for recently issued accounting pronouncements, not yet adopted by the Company as of December 31, 2018.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2017 Debt Agreement and 2018 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 3.3% as of December 31, 2018) and fixed rate equipment lease financing. Assuming the level of borrowings as of December 31, 2018, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $8.0 million.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US increased from an average of $2.65 per gallon for 2017 to an average of $3.18 per gallon for 2018. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016, together with related notes and the report of Grant Thornton LLP, independent registered public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Knight-Swift Transportation Holdings Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Knight-Swift Transportation Holdings Inc. (an Arizona corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated income statements, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2019, expressed an unqualified opinion.

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
Phoenix, Arizona
February 28, 2019

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Balance Sheets

	December 31,
	2018	2017
ASSETS	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$82,486	$76,649
Cash and cash equivalents — restricted	46,888	73,657
Restricted investments, held to maturity, amortized cost	17,413	22,232
Trade receivables, net of allowance for doubtful accounts of $16,355 and $14,829, respectively	616,830	574,265
Prepaid expenses	67,011	58,525
Assets held for sale	39,955	25,153
Income tax receivable	6,943	55,114
Other current assets	29,706	37,612
Total current assets	907,232	923,207
Property and equipment:
Revenue equipment	2,617,989	2,197,158
Land and land improvements	227,581	216,676
Buildings and building improvements	375,435	357,409
Furniture and fixtures	51,619	43,131
Shop and service equipment	22,771	22,864
Leasehold improvements	10,549	9,905
Total property and equipment	3,305,944	2,847,143
Less: accumulated depreciation and amortization	(693,107)	(462,922)
Property and equipment, net	2,612,837	2,384,221
Goodwill	2,919,176	2,887,867
Intangible assets, net	1,420,919	1,440,903
Other long-term assets	51,721	47,244
Total assets	$7,911,885	$7,683,442
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,883	$119,867
Accrued payroll and purchased transportation	126,464	107,017
Accrued liabilities	151,500	186,379
Claims accruals – current portion	160,044	147,285
Capital lease obligations and long-term debt – current portion	58,672	49,002
Total current liabilities	614,563	609,550
Revolving line of credit	195,000	125,000
Long-term debt – less current portion	364,590	364,771
Capital lease obligations – less current portion	71,248	127,132
Accounts receivable securitization	239,606	305,000
Claims accruals – less current portion	201,327	206,144
Deferred tax liabilities	739,538	679,077
Other long-term liabilities	23,294	26,398
Total liabilities	2,449,166	2,443,072
Commitments and contingencies (notes 18, 19, and 20)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
As of December 31, 2018, common stock, par value $0.01 per share; 500,000 shares authorized; 172,844 shares issued and outstanding. As of December 31, 2017, Class A common stock, par value $0.01 per share; 500,000 shares authorized; 177,998 shares issued and outstanding	1,728	1,780
As of December 31, 2017, Class B common stock, par value $0.01 per share; Authorized 250,000 shares; none issued	—	—
Additional paid-in capital	4,242,369	4,219,214
Retained earnings	1,216,852	1,016,738
Total Knight-Swift stockholders' equity	5,460,949	5,237,732
Noncontrolling interest	1,770	2,638
Total stockholders’ equity	5,462,719	5,240,370
Total liabilities and stockholders’ equity	$7,911,885	$7,683,442
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Income Statements

	2018	2017	2016
	(In thousands, except per share data)
Revenue:
Revenue, excluding fuel surcharge	$4,725,288	$2,179,873	$1,028,148
Fuel surcharge	618,778	245,580	89,886
Total revenue	5,344,066	2,425,453	1,118,034
Operating expenses:
Salaries, wages, and benefits	1,495,126	688,543	333,929
Fuel	621,997	274,956	129,696
Operations and maintenance	340,627	164,307	76,246
Insurance and claims	215,362	95,199	34,441
Operating taxes and licenses	90,778	40,544	18,728
Communications	20,911	10,691	4,182
Depreciation and amortization of property and equipment	387,505	193,733	115,660
Amortization of intangibles	42,584	13,372	500
Rental expense	177,406	74,224	5,036
Purchased transportation	1,318,303	594,113	233,863
Impairments	2,798	16,844	—
Miscellaneous operating expenses	61,626	41,781	17,274
Merger-related costs	—	16,516	—
Total operating expenses	4,775,023	2,224,823	969,555
Operating income	569,043	200,630	148,479
Other income (expenses):
Interest income	3,200	1,207	309
Interest expense	(30,170)	(8,686)	(897)
Other income, net	9,965	558	4,939
Other (expense) income, net	(17,005)	(6,921)	4,351
Income before income taxes	552,038	193,709	152,830
Income tax expense (benefit)	131,389	(291,716)	57,592
Net income	420,649	485,425	95,238
Net income attributable to noncontrolling interest	(1,385)	(1,133)	(1,375)
Net income attributable to Knight-Swift	$419,264	$484,292	$93,863

Earnings per share:
Basic	$2.37	$4.38	$1.17
Diluted	$2.36	$4.34	$1.16

Dividends declared per share:	$0.24	$0.24	$0.24

Weighted average shares outstanding:
Basic	177,018	110,657	80,362
Diluted	177,999	111,697	81,228
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Comprehensive Income

	2018	2017	2016
	(In thousands)
Net income	$420,649	$485,425	$95,238
Other comprehensive income, net of income taxes:
Realized gains from available-for-sale securities reclassified to net income (1)	—	—	(2,771)
Unrealized gains from changes in fair value of available-for-sale securities (2)	—	—	198
Other comprehensive income, net of income taxes:	—	—	(2,573)
Comprehensive income, net of income taxes	420,649	485,425	92,665
Comprehensive income attributable to noncontrolling interest	—	—	(1,375)
Comprehensive income attributable to Knight-Swift	$420,649	$485,425	$91,290
____________

(1)	Net of current income tax expense of $1,723 in 2016.

(2)	Net of deferred income tax expense of $104 in 2016.
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knight-Swift Transportation Stockholder's Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
	(In thousands)
Balances, December 31, 2015	80,967	$810	$205,648	$529,367	$2,573	$738,398	$1,974	$740,372
Common stock issued to employees	832	8	13,180			13,188		13,188
Common stock issued to the board of directors	15	—	398			398		398
Company shares repurchased	(1,585)	(16)		(39,857)		(39,873)		(39,873)
Shares withheld – restricted stock unit settlement				(1,631)		(1,631)		(1,631)
Employee stock-based compensation expense			4,041			4,041		4,041
Cash dividends paid and dividends accrued				(19,338)		(19,338)		(19,338)
Net income attributable to Knight-Swift				93,863		93,863		93,863
Other comprehensive income, net of income taxes					(2,573)	(2,573)		(2,573)
Distribution to noncontrolling interest							(1,091)	(1,091)
Net income attributable to noncontrolling interest							1,375	1,375
Balances, December 31, 2016	80,229	$802	$223,267	$562,404	$—	$786,473	$2,258	$788,731
2017 Merger reverse split of Swift shares	97,031	971	3,975,832			3,976,803	102	3,976,905
Common stock issued to employees	718	7	13,151			13,158		13,158
Common stock issued to the board of directors	12	—	398			398		398
Common stock issued under employee stock purchase plan	8	—	324			324		324
Shares withheld – restricted stock unit settlement				(4,709)		(4,709)		(4,709)
Employee stock-based compensation expense			6,242			6,242		6,242
Cash dividends paid and dividends accrued				(25,249)		(25,249)		(25,249)
Net income attributable to Knight-Swift				484,292		484,292		484,292
Distribution to noncontrolling interest							(855)	(855)
Net income attributable to noncontrolling interest							1,133	1,133
Balances, December 31, 2017	177,998	$1,780	$4,219,214	$1,016,738	$—	$5,237,732	$2,638	$5,240,370
Common stock issued to employees	670	6	10,944			10,950		10,950
Common stock issued to the board of directors	19	—	774			774		774
Common stock issued under employee stock purchase plan	49	1	1,822			1,823		1,823
Company shares repurchased	(5,892)	(59)		(179,259)		(179,318)		(179,318)
Shares withheld – restricted stock unit settlement				(2,550)		(2,550)		(2,550)
Employee stock-based compensation expense			11,488			11,488		11,488
Cash dividends paid and dividends accrued				(42,642)		(42,642)		(42,642)
Net income attributable to Knight-Swift				419,264		419,264		419,264
Distribution to noncontrolling interest							(2,253)	(2,253)
Net income attributable to noncontrolling interest							1,385	1,385
Net acquisition of remaining ownership interest, previously noncontrolling			(1,873)			(1,873)		(1,873)
Net cumulative-effect adjustment from adopting ASC 606				5,301		5,301		5,301
Balances, December 31, 2018	172,844	$1,728	$4,242,369	$1,216,852	$—	$5,460,949	$1,770	$5,462,719
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Cash Flows

	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$420,649	$485,425	$95,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	430,089	207,105	116,160
Gain on sale of property and equipment	(36,236)	(8,939)	(8,124)
Impairments	2,798	16,844	—
Deferred income taxes	62,469	(305,584)	5,454
Other adjustments to reconcile net income to net cash provided by operating activities	4,617	14,758	802
Increase (decrease) in cash resulting from changes in:
Trade receivables	(9,375)	(48,454)	(11,099)
Income tax receivable	48,171	(39,122)	33,561
Accounts payable	(18,033)	(29,890)	3,788
Accrued liabilities and claims accrual	(14,367)	35,820	(2,831)
Other assets and liabilities	(8,805)	(5,373)	10,827
Net cash provided by operating activities	881,977	322,590	243,776
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	26,970	10,730	—
Purchases of held-to-maturity investments	(22,156)	(10,893)	—
Proceeds from sale of property and equipment, including assets held for sale	225,821	82,731	65,595
Purchases of property and equipment	(755,997)	(387,191)	(154,596)
Expenditures on assets held for sale	(30,322)	(1,553)	—
Net cash, restricted cash, and equivalents (invested in) acquired from merger and acquisitions	(101,693)	91,960	—
Other cash flows from investing activities	10,085	9,953	(12,059)
Net cash used in investing activities	(647,292)	(204,263)	(101,060)
Cash flows from financing activities:
Repayment of long-term debt and capital leases	(46,630)	(503,153)	—
Proceeds from long-term debt	—	400,000	—
Borrowings (repayments) on revolving lines of credit, net	70,000	107,000	(94,000)
Borrowings under accounts receivable securitization	70,000	40,000	—
Repayment of accounts receivable securitization	(135,000)	—	—
Proceeds from common stock issued	13,547	13,483	13,188
Payments to repurchase company's common stock	(179,318)	—	(39,873)
Dividends paid	(42,770)	(25,454)	(19,597)
Other cash flows from financing activities	(5,271)	(7,876)	(2,722)
Net cash (used in) provided by financing activities	(255,442)	24,000	(143,004)
Net (decrease) increase in cash, restricted cash, and equivalents	(20,757)	142,327	(288)
Cash, restricted cash, and equivalents at beginning of period	151,733	9,406	9,694
Cash, restricted cash, and equivalents at end of period	$130,976	$151,733	$9,406

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

	2018	2017	2016
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28,723	$9,286	$941
Income taxes	16,106	51,817	18,467
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$11,931	$8,361	$3,619
Equipment sales receivables	5,565	350	—
Financing provided to independent contractors for equipment sold	1,742	3,316	1,310
Transfer from property and equipment to assets held for sale	133,434	45,016	30,755
Capital lease additions	—	15,020	—
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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During 2018, we operated an average of 19,156 tractors (comprised of 15,743 company tractors and 3,413 independent contractor tractors) and 69,544 trailers within our Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated segments. Additionally, we operated an average of 640 tractors and 9,330 intermodal containers in our Swift Intermodal segment. The Company's six reportable segments are Knight Trucking, Swift Truckload, Swift Dedicated, Swift Refrigerated, Knight Logistics, and Swift Intermodal.
Segment Realignment
As of the date of this filing, management is re-assessing the presentation of the Company's segment information, which we expect to recast during the first quarter of 2019. Once finalized, the Company will provide recast historical financial results on Knight-Swift's investor website and will file a corresponding Form 8-K with the SEC. Based on management's preliminary assessment, we expect that beginning in the first quarter of 2019, we will present three reportable segments, as follows:

•	The Trucking Segment will include the results of the previously-reported Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated segments.

•
The Logistics Segment will include the results of the Knight brokerage and Swift logistics businesses which were previously included within the Knight Logistics and Swift non-reportable segments, respectively.

•
The Intermodal segment will include the results of the previously-reported Swift Intermodal segment and the results of the Knight intermodal business, which was previously included in the Knight Logistics Segment.

We expect our non-reportable segments will continue to include support services that Swift's subsidiaries provide to customers and independent contractors (including repair and maintenance shop services, equipment leasing, and insurance), as well as certain legal settlements and accruals, amortization of intangibles related to the 2017 Merger, and certain other corporate expenses. Additionally, we expect our non-reportable segments will include Knight's equipment leasing and warranty services to independent contractors, warehousing activities, and trailer parts manufacturing, which were previously reported within the Knight Logistics segment.
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
See Note 5 for further details of the 2017 Merger, including discussion of the purchase price allocation applied, as well as Note 22 for further discussion related to the treatment of the Swift equity awards assumed pursuant to the 2017 Merger.
Abilene Acquisition
On March 16, 2018, the Company acquired all of the issued and outstanding equity interests of Abilene. Abilene's trucking and logistics businesses are included under the respective Knight segments. Please refer to Note 5 for more information about the Abilene Acquisition.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Basis of Presentation
The consolidated financial statements include the accounts of Knight-Swift Transportation Holdings Inc. and its subsidiaries. In management's opinion, these consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair presentation of the periods presented.
With respect to transactional/durational data, references to "years", including "2018", "2017", "2016", "2015", and "2014" pertain to calendar years. Similarly, references to "quarters", including "first", "second", "third", and "fourth" pertain to calendar quarters.
Note regarding comparability — Based on the structure of the 2017 Merger, the reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene and its subsidiaries on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's 2018 results and prior periods may not be meaningful.
Joint ventures — The financial activities of the following entities with which the Company has joint ventures are consolidated. The noncontrolling interest for these entities is presented as a separate component of the consolidated financial statements.

•
In 2014, Knight formed an Arizona limited liability company, now known as Kold Trans, LLC, for the purpose of expanding its refrigerated trucking business. Knight was entitled to 80.0% of the profits of the entity and has effective control over the management of the entity. During 2018, the Company purchased the remaining 20.0% of the joint venture, eliminating the related noncontrolling interest.

•
In 2010, Knight partnered with a non-related investor to form an Arizona limited liability company for the purpose of sourcing commercial vehicle parts. Knight acquired a 52.0% ownership interest in this entity.

Equity and cost method investments — Refer to Note 8 for basis of presentation disclosures regarding Knight's equity and cost method investments in Transportation Resource Partners.
Changes in Presentation
During 2018, the Company made the following changes in presentation which were attributed to impacts from adopting accounting pronouncements (refer to Note 3) and simplifying the presentation of the consolidated balance sheets and statements of cash flows by reclassifying immaterial line items into other line items as indicated below.
Balance Sheet - The amounts presented in the Company's 2017 Annual Report were reclassified to align with the December 31, 2018 presentation in this Annual Report as follows:

•	"Equipment sales receivables" and "Notes receivable, net" were reclassified to "Other current assets."

•	"Notes receivable, long-term" and "Other long-term assets, restricted cash, and investments" were reclassified to "Other long-term assets."

•	"Long term debt - current portion" and "Capital lease obligations – current portion" were reclassified to "Capital lease obligations and long-term debt - current portion."

•	"Dividend payable - current portion" was reclassified to "Accrued liabilities."
Statement of Cash Flows - The amounts presented in the Company's 2017 Annual Report and Knight's 2016 Annual Report were reclassified to align with the presentation in this Annual Report as follows:

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Income Statement - During 2017, to simplify the presentation of the consolidated income statement, the Company changed its presentation of rental expenses related to revenue equipment, which is now separately presented within "Total operating expenses" in the consolidated income statements. The prior period presentation has been retrospectively adjusted to reclassify the amount out of "Miscellaneous operating expenses" and into the new line item "Rental expense." The change in presentation has no net impact on "Total operating expenses."
Seasonality
In the transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand, customers reducing shipments following the holiday season, and inclement weather. At the same time, operating expenses generally increase, and tractor productivity of the Company's fleet, independent contractors, and third-party carriers decreases during the winter months due to decreased fuel efficiency, increased cold-weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. These factors typically lead to lower operating profitability, as compared to other parts of the year. Additionally, beginning in the latter half of the third quarter and continuing into the fourth quarter, the Company typically experiences surges pertaining to holiday shopping trends toward delivery of gifts purchased over the Internet as well as the length of the holiday season (consumer shopping days between Thanksgiving and Christmas).

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
Operating income is the measure that management uses to evaluate segment performance and allocate resources. Operating income should not be viewed as a substitute for GAAP net income (loss). Management believes the presentation of operating income enhances the understanding of the Company's performance by highlighting the results of operations and the underlying profitability drivers of the business segments. Operating income is defined as "Total revenue" less "Operating expenses."
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
Revenue Disaggregation — In considering the level at which the Company should disaggregate revenues pertaining to contracts with customers, management determined that there are no significant differences between segments in how the nature, amount, timing, and uncertainty of revenue or cash flows are affected by economic factors. Additionally, management considered how and where the Company has communicated information about revenue for various purposes, including disclosures outside of the financial statements and how information is regularly reviewed by the Company's chief operating decision makers for evaluating financial performance of the Company's segments, among others. Based on these considerations, management determined that revenues should be disaggregated by reportable segment.
See Note 26 for additional disclosures regarding the Company's segments.

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
Restricted Investments — The Company's investments are restricted by insurance regulations to fund the insurance claim losses to be paid by the captive insurance companies. The Company accounts for its investments in accordance with ASC 320, Investments – Debt Securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates the determination on a quarterly basis. As of December 31, 2018, all of the Company's investments in fixed-maturity securities were classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost. The amortized cost of debt securities is adjusted using the effective interest rate method for amortization of premiums and accretion of discounts. Amortization and accretion are reported in "Other income, net" in the consolidated income statements.
Management periodically evaluates restricted investments for impairment. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in estimated fair value. Management accounts for other-than-temporary impairments of debt securities in accordance with ASC 320, Investments – Debt Securities. This guidance requires the Company to evaluate whether it intends to sell an impaired debt security or whether it is more likely than not that it will be required to sell an impaired debt security before recovery of the amortized cost basis. If either of these criteria are met, an impairment loss equal to the difference between the debt security's amortized cost and its estimated fair value is recognized in earnings. For impaired debt securities that do not meet these criteria, the Company determines if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security's amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of accumulated other comprehensive income.
See Note 7 for additional disclosures regarding the Company's restricted investments.
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
Net gains on the disposal of property and equipment are presented in the consolidated income statements within "Miscellaneous operating expenses."
Tires on purchased revenue equipment are capitalized along with the related equipment cost when the vehicle is placed in service, and are depreciated over the life of the vehicle. Replacement tires are classified as inventory and expensed when placed in service.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Intangible Assets other than Goodwill — The Company's intangible assets other than goodwill primarily consist of acquired customer relationships and trade names from the 2017 Merger, as well as intangibles from Knight's 2018 acquisition of Abilene, and Knight's 2014 acquisition of Barr-Nunn Transportation, Inc. and certain of its affiliates. Amortization of acquired customer relationships is calculated on a straight-line basis over the estimated useful life, which ranges from 5 years to 20 years. The trade names have indefinite useful lives and are not amortized, but are tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value.
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
See Notes 5 and 12 for additional disclosures regarding the Company's intangible assets.
Goodwill — Management evaluates goodwill on an annual basis as of June 30th, or more frequently if indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a two-step quantitative goodwill impairment test. The first step of the quantitative impairment test involves comparing the fair values of the applicable reporting units with their carrying values. Management estimates the fair values of its reporting units using a combination of the income and market approaches. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, then management performs the second step of the quantitative impairment test. The second step of the quantitative impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. Any amount by which the carrying value of the goodwill exceeds its implied fair value is recognized as an impairment loss. Refer to Note 12 for discussion of the results of the Company's annual evaluation as of June 30, 2018.
See Notes 5 and 12 for additional disclosures regarding the Company's goodwill.
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
See Notes 14 and 20 for additional disclosures regarding the Company's claims accruals.
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
See Note 18 for additional disclosures regarding the Company's operating leases.
Fair Value Measurements — See Note 24 for accounting policies and financial information relating to fair value measurements.
Contingencies — See Note 20 for accounting policies and financial information related to contingencies.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Revenue Recognition (2018) — The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018. See Note 3 for the impact of this standard on the Company's revenue recognition accounting policies.

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

•
Revenue Recognition — The performance obligation of providing transportation services is satisfied over time. Accordingly, revenue is recognized over time. Management estimates the amount of revenue in transit at period end based on the number of days completed of the dispatch (which is generally one to three days for the trucking segments, but can be longer for intermodal operations). Management believes this to be a faithful depiction of the transfer of services because if a load is dispatched, but terminates mid-route and the load is picked up by another carrier, then that carrier would not need to re-perform the services for the days already traveled. Recognizing revenue over time is a change from the Company's past practice, under which revenue was recognized at the point in time that the freight was delivered. Due to this change, the timing of revenue recognition (as well as the related variable costs) between reportable periods will change, compared to revenue recognition under ASC 605, Revenue Recognition. However, the net impact on the Company's results of operations on the current reportable period is immaterial and is expected to continue to be immaterial in future reportable periods.

There was no change in management's determination that the Company acts as the principal (rather than the agent) with respect to revenue recognition within its logistics businesses, under ASC 606, compared to ASC 605. Accordingly, the Company continues to recognize revenue on a gross basis, consistent with past practices.
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
Revenue Recognition (2016 and 2017) — In accordance with ASC 605-20-25-13, Services for Freight-in-Transit at the End of a Reporting Period, the Company recognized operating revenue and the related direct costs of such revenue when persuasive evidence of an arrangement existed, the fee was fixed and determinable, and collectability was probable, all of which occurred as of the date the freight was delivered.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Stock-based Compensation — The Company accounts for stock-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires that all share-based payments to employees and non-employee directors, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award. The fair value of performance units is estimated using the Monte Carlo Simulation valuation model. Equity awards settled in cash are remeasured at each reporting period and are recognized as a liability in the consolidated balance sheets during the vesting period until settlement. The fair value of stock options is estimated using the Black-Scholes option-valuation model. The Company calculates the number of awards expected to vest as awards granted, less expected forfeitures over the life of the award (estimated at grant date). Compensation expense is recorded on a straight-line basis, by amortizing the grant-date fair value over the requisite service period of the entire award. Unless a material deviation from the assumed forfeiture rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable. See Note 22 for additional information relating to the Company's stock compensation plan.
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
See Note 15 for additional disclosures regarding the Company's income taxes.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 3 — Recently Adopted Accounting Pronouncements
Revenue (ASC 606): ASU 2014-09 — Revenue from Contracts with Customers
Summary of the Standard — In May 2014, the FASB issued ASU 2014-09, which established ASC 606, Revenue from Contracts with Customers, and superseded the legacy revenue recognition requirements in ASC 605. The core principle of the new standard is that companies should depict the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard provides a five-step analysis for companies to apply in determining the timing, method, and amount of revenue recognition to achieve the core principle. The amendments in ASU 2014-09 became effective for public companies for annual reporting periods beginning after December 15, 2017 (in accordance with ASU 2015-14, which deferred the original effective date of ASU 2014-09). Companies may apply the amendments in ASU 2014-09 using the modified retrospective approach or a full retrospective approach, with early adoption permitted.
Adoption Method and Approach — The Company adopted ASC 606 on January 1, 2018 by applying the modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings. See "Cumulative-effect Adjustment," below. Comparative information related to periods prior to January 1, 2018 continues to be reported under the legacy guidance in ASC 605.
Five-Step Analysis — Management applied the five-step analysis to the Company's four trucking segments (Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated), as well as its intermodal and logistics businesses. The Company's other streams of revenue within Swift's non-reportable segments (specifically its leasing and captive insurance subsidiaries) were determined to be out of the scope of ASC 606. See Note 2 for the Company's revenue recognition policy, including the five-step analysis.
Practical Expedients — As permitted under ASU 2014-09 (and related ASUs), management employed the use of certain practical expedients in adopting ASC 606, as follows:

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
Contract Balances — $15.6 million and $17.0 million of in-transit revenue balances are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheets as of December 31, 2018 and January 1, 2018, respectively. The Company's contract liability balances as of December 31, 2018 and January 1, 2018 were immaterial.
Cumulative-effect Adjustment — The cumulative effect of changes made to the Company's consolidated opening balance sheet for the adoption of ASC 606 is presented below.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Current Period Impact of Adoption — The required quantitative disclosures regarding the current period impact of adopting ASC 606 on the consolidated income statement and balance sheet are presented below. The effect of change amounts are entirely attributed to the in-transit accrual from the Company recognizing revenue over time under ASC 606, compared to recognizing revenue at a point in time under ASC 605.

	2018
Income Statement	As Reported Under ASC 606	If Reported Under ASC 605	Effect of Change to ASC 606
	(in thousands)
Revenue
Revenue, excluding fuel surcharge	$4,725,288	$4,726,578	$(1,290)
Fuel surcharge revenue	618,778	618,878	(100)
Impact on total revenue			(1,390)

Operating Expenses
Salaries, wages, and benefits	$1,495,126	$1,495,480	$354
Operations and maintenance	340,627	340,645	18
Purchased transportation	1,318,303	1,318,546	243
Impact on total operating expenses			615

Other Expenses
Income tax expense	$131,389	$131,613	$224
Impact on net income attributable to Knight-Swift			$(551)

	December 31, 2018
Balance Sheet	As Reported Under ASC 606	If Reported Under ASC 605	Effect of Change to ASC 606
	(in thousands)
Assets
Trade receivables, net of allowance for doubtful accounts	$616,830	$601,228	$15,602

Liabilities
Accrued payroll and purchased transportation	$126,464	$117,341	$9,123
Accrued liabilities	151,500	152,506	(1,006)
Deferred tax liabilities	739,538	736,803	2,735

Equity
Retained earnings	$1,216,852	$1,212,102	$4,750
The Company's adoption of ASC 606 did not materially affect basic earnings per share, diluted earnings per share, or cash flows from operations.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Cash (ASC 230): ASU 2016-18 — Restricted Cash and ASU 2016-15 — Classification of Certain Cash Receipts and Cash Payments
Summary of the Standards — The FASB issued ASU 2016-18, Restricted Cash, in November 2016. The amendments in ASU 2016-18 require that a statement of cash flows explains the change during the reporting period in the total of cash, cash equivalents, including restricted cash and restricted cash equivalents. As such, restricted cash and restricted cash equivalents amounts should be included in the beginning and ending cash balances in the reconciliation at the bottom of the statement of cash flows.
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

	2017
	As Reported	ASU 2016-15 Reclassifications	ASU 2016-18 Reclassifications	Adjusted
	(in thousands)
Other adjustments to reconcile net income to net cash provided by operating activities (1)	$10,737	$4,021	$—	$14,758
Net cash provided by operating activities	318,569	4,021	—	322,590

(Increase) decrease in cash and cash equivalents - restricted	(10,215)	—	10,215	—
Net cash, restricted cash, and equivalents acquired from mergers and acquisitions (2)	28,493	—	63,467	91,960
Other cash flows from investing activities (1)	13,957	(4,021)	17	9,953
Net cash used in investing activities	(273,941)	(4,021)	73,699	(204,263)

Net increase in cash, restricted cash, and equivalents	$68,628	$—	$73,699	$142,327
Cash, restricted cash, and equivalents at beginning of period	8,021	—	1,385	9,406
Cash, restricted cash, and equivalents at end of period	$76,649	$—	$75,084	$151,733

(1)
See Note 1 for line items that were previously separately presented, but are included in "Other adjustments to reconcile net income to net cash provided by operating activities" and "Other cash flows from investing activities" for the current period presentation.

(2)	The caption, as previously filed, was "Cash and cash equivalents received with 2017 Merger."

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2016
	As Reported	ASU 2016-15 Reclassifications	ASU 2016-18 Reclassifications	Adjusted
	(in thousands)
Other adjustments to reconcile net income to net cash provided by operating activities (1)	$380	$422	$—	$802
Net cash provided by operating activities	243,354	422	—	243,776

(Increase) decrease in cash and cash equivalents - restricted	(6)	—	6	—
Other cash flows from investing activities (1)	(12,013)	(422)	376	(12,059)
Net cash (used in) provided by investing activities	(101,020)	(422)	382	(101,060)

Net (increase) decrease in cash, restricted cash, and equivalents	$(670)	$—	$382	$(288)
Cash, restricted cash, and equivalents at beginning of period	8,691	—	1,003	9,694
Cash, restricted cash, and equivalents at end of period	$8,021	$—	$1,385	$9,406

(1)	See footnote (1) in table above.
Reconciliation of Cash, Restricted Cash, and Equivalents — The following table reconciles cash, restricted cash, and equivalents per the consolidated statements of cash flows to the consolidated balance sheets.

	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands)
Balance Sheets
Cash and cash equivalents	$82,486	$76,649	$8,021
Cash and cash equivalents – restricted	46,888	73,657	—
Other long-term assets	1,602	1,427	1,385
Statement of Cash Flows
Cash, restricted cash, and equivalents	$130,976	$151,733	$9,406

Income Taxes (ASC 740): ASU 2018-05 — Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118
Summary of the Standard — The FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118"), in March 2018. ASU 2018-05 provides clarification to address uncertainty or diversity in views about the application of ASC 740 in the period of enactment.
Current Period Impact of Adoption — During 2018, the Company updated estimated provisional amounts previously reported as follows:
Not long after the passage of the Act, the SEC released SAB 118 to provide relief for tax reform recognition in year-end financial statements. The guidance outlines that where the income tax effects of the Act for which an entity has not completed the accounting by the time the registrant issues its financial statements but a reasonable estimate can be determined, that estimate should be reported as a provisional amount in the financial statements during a “measurement period.” The measurement period is now closed.

•
Under Internal Revenue Code Section 965, the Transition Tax for the year ending December 31, 2017 was calculated to be $3.2 million. During the SAB 118 measurement period there was an adjustment of $0.3 million increase to the Transition Tax.

•
The statutory rate change impact was a benefit of $367.0 million. During the SAB 118 measurement period there were temporary difference adjustments resulting from tax returns filed and purchase accounting changes. The tax returns filed utilized $2.9 million of favorable temporary differences at the higher historical federal tax rate. The rate change for the tax return adjustments resulted in $0.4 million increased benefit that was a discrete item in 2018. In addition, purchase accounting adjustments to establish additional $6.5 million of legal reserves were established in 2018 at the higher historical federal tax rate. The rate change for the purchase accounting adjustments resulted in $0.9 million increased expense that was a discrete item in 2018.

Other ASUs
There were various other ASUs that became effective in the first quarter of 2018, which did not have a material impact on the Company's results of operations, financial position, cash flows, or disclosures.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 4 — Recently Issued Accounting Pronouncements, Not Yet Adopted

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
December 2018	2018-20: Leases – (Topic 842) Narrow-Scope Improvements for Lessors
The amendments in this ASU provide entities with additional guidance about the recognition of variable payments for contracts with lease and nonlease components. These amendments provide lessors the option to exclude certain lessor costs from recognition. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.

			Refer to ASU 2016-02, below	Refer to ASU 2016-02, below
November 2018	2018-19: Codification Improvements to Topic 326 – Financial Instruments – Credit Losses
The amendments in this ASU make targeted improvements to the implementation guidance in ASU 2016-13. The amendments clarify that receivables arising from operating leases are not within the scope of ASC 326-20, but instead should be accounted for in accordance with Topic 842. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted.
			January 2020, Modified retrospective	Currently under evaluation, but not expected to be material
August 2018	2018-15: Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
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
			January 2019, Retrospective	Not expected to be material (1)

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
July 2018	2018-11: Leases (Topic 842): Targeted Improvements
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
			January 2019, Modified retrospective	Currently under evaluation (2)
January 2018	2018-01: Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842
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
			January 2020, Adoption method varies by amendment	Currently under evaluation; not expected to be material
February 2016	2016-02: Leases (Topic 842)
The new standard requires lessees to recognize assets and liabilities arising from both operating and financing leases on the balance sheet. Lessor accounting for leases is largely unaffected. For public business entities, the new standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.
			January 2019, Modified retrospective - cumulative-effect adjustment to beginning balance of retained earnings at the adoption date	Expected to be material (3)

(1)
ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework – Change to the Disclosure Requirements for Fair Value Measurement — Upon adoption, management expects to have fewer disclosures regarding its fair value measurements as a result of the amendments that eliminate "at a minimum" from the phrase, "an entity shall disclose at a minimum." The amendments are intended to allow entities to exercise discretion when considering fair value disclosures, including materiality considerations. Accordingly, the Company will exclude immaterial disclosures regarding fair value measurements from its quarterly and annual reports upon adoption, beginning in the first quarter of 2019.

(2)
ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting — In accordance with the amendments in this ASU, the Company will be required to measure any nonemployee liability-classified awards that have not been settled by the adoption date and any equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of January 1, 2019. The Company is not expecting a material impact from adopting the amendments in this ASU, as the Company will have no unvested share-based payment awards related to its nonemployee directors as of January 1, 2019.

(3)
ASC 842, Leases — The Company established an implementation team, which includes support from external experts, to transition the Company from accounting for leases under ASC 840 to accounting for leases under ASC 842. The diagnostic phase of implementing the new standard is complete, and management has selected practical expedients and accounting policies to evaluate the lease population. The Company is substantially complete with the process of extracting and uploading lease data available from existing systems and documents into its new lease software solution.

Management expects to elect the package of practical expedients (regarding lease identification, lease classification, and initial direct costs), but not the hindsight practical expedient. Additionally, management expects to elect accounting policies to account for its revenue equipment leases at the portfolio level, to bundle nonlease components with their related lease components (as lessee), and to not recognize a right-of-use asset or lease liability for short-term leases. These policies are not substantially different from the Company’s current accounting policies.
After considering the above practical expedient and accounting policy elections, management expects that adopting the new lease standard will result in adding right-of-use assets of $270.0 million to $300.0 million and corresponding lease liabilities of $270.0 million to $300.0 million to the consolidated balance sheet as of January 1, 2019, with the net impact being recorded as a cumulative-effect adjustment to retained earnings, as applicable. The impact of adopting the new lease standard is not expected to be material to the Company’s consolidated income statement, liquidity, or compliance with debt covenants.
Since management is continuing to evaluate the impacts of the above standards, disclosures around these preliminary assessments are subject to change.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 5 — Merger and Acquisition
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
Purchase Price Allocation
Following the consummation of the 2017 Merger, Knight and Swift stockholders owned approximately 46% and 54%, respectively, of the Company. Based on Knight's $40.85 per share closing price on September 8, 2017 and the fair value of Swift equity awards, consisting of outstanding stock options and certain unvested restricted stock units, and noncontrolling interest assumed by the Company totaling $13.2 million, the 0.72 of a combined company share that the Swift stockholders received in respect of each Class A share of Swift had an aggregate fair value of approximately $4.0 billion.
The purchase price allocation for the 2017 Merger has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price allocation was open for adjustments through the end of the measurement period, which closed one year from the merger date.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following is a summary of the allocation of purchase consideration to the estimated fair value of Swift's assets acquired and liabilities assumed in the 2017 Merger:

	September 9, 2017 Opening Balance Sheet as Reported at September 30, 2017	Adjustments	Adjusted September 9, 2017 Opening Balance Sheet as reported at December 31, 2018
	(In thousands)
Fair value of the consideration transferred	$3,976,905	$—	$3,976,905

Cash and cash equivalents	$28,484	$—	$28,484
Restricted cash and fixed maturity securities	85,615	—	85,615
Trade and other receivables	411,767	—	411,767
Prepaid expenses	44,564	—	44,564
Other current assets	19,736	—	19,736
Property and equipment	1,522,123	—	1,522,123
Identifiable intangible assets (1)	1,285,900	165,800	1,451,700
Other noncurrent assets	18,537	—	18,537
Total assets	3,416,726	165,800	3,582,526

Accounts payable	(188,411)	—	(188,411)
Accrued liabilities (2)	(232,280)	(6,466)	(238,746)
Claims accruals	(306,846)	—	(306,846)
Long-term debt and capital lease obligations	(894,681)	—	(894,681)
Deferred tax liabilities (1) (2)	(741,405)	(61,900)	(803,305)
Other long-term liabilities	(18,452)	—	(18,452)
Total liabilities	(2,382,075)	(68,366)	(2,450,441)

Goodwill (1) (2)	$2,942,254	$(97,434)	$2,844,820

(1)	Adjustments made to identifiable intangible assets, goodwill, and deferred tax liabilities pertain to management's re-evaluation of the royalty rate used associated with certain trade names.

(2)
Adjustments made to accrued liabilities, goodwill, and deferred tax liabilities due to new information obtained related to certain legal matters that were outstanding as of the 2017 Merger closing date.

The goodwill is primarily attributable to Swift's existing workforce and the synergies expected to arise after the 2017 Merger. These acquired capabilities, when combined with Knight's business, will result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either Knight or Swift. The Company allocated goodwill to its reportable segments (as presented in Note 12). The goodwill will not be deductible for tax purposes.
The estimated fair value of the acquired identifiable intangible assets is based on a valuation completed for Swift, along with related tangible assets, using a combination of the income method and comparable market transactions. Following are the details of the preliminary purchase price allocated to the identifiable intangible assets acquired:

	Estimated Life	Estimated Fair Value as of September 9, 2017	Adjustments (1)	Adjusted Estimated Fair Value as of September 9, 2017
	(years)	(thousands)
Customer relationships	10 - 20 years	$817,200	$(700)	$816,500
Trade name	indefinite	468,700	166,500	635,200
Total identifiable intangible assets		$1,285,900	$165,800	$1,451,700

(1)	See (1), above for nature of the adjustments made to intangible assets.
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
The total consideration of $103.3 million consisted of approximately $80.5 million in cash consideration to the sellers, plus approximately $22.8 million for debt payoffs. The Company funded the Abilene Acquisition through cash-on-hand and borrowing on the Revolver on the date of the transaction. At closing, $7.0 million of the purchase price was placed in escrow to secure the sellers' indemnification obligations and an additional $4.5 million of the purchase price was placed in escrow in respect of certain tax obligations of the sellers and remains subject to further adjustments~~.~~
The equity purchase agreement included an election under the Internal Revenue Code Section 338(h)(10). Accordingly, the book and tax basis of the acquired assets and liabilities are the same as of the purchase date. The equity purchase agreement contains customary representations, warranties, covenants, and indemnification provisions.
The results of the acquired business have been included in the consolidated financial statements since the date of acquisition and represent 1.6% of consolidated total revenue, and 2.1% of consolidated net income attributable to Knight-Swift for 2018. The acquired business also represented 1.7% of consolidated total assets as of December 31, 2018. The Company recorded approximately $0.2 million of acquisition-related expenses, which are included within "Miscellaneous operating expenses" in the consolidated income statements.
The goodwill recognized represents expected synergies from combining the operations of Abilene with the Company, including enhanced service offerings and sharing best practices in terms of driver recruiting and retention, as well as other intangible assets that did not meet the criteria for separate recognition. The goodwill is expected to be deductible for tax purposes.
The purchase price allocation for the Abilene Acquisition is preliminary and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date. Certain data necessary to complete the purchase price allocation for the Abilene Acquisition is open for adjustments during the measurement period and includes, but is not limited to, finalization of certain contingent liabilities and the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed and assessment of other tax-related items. As the Company obtains more information, the preliminary purchase price allocation disclosed below is subject to change. Any future adjustments to the preliminary purchase price allocation, including changes within identifiable intangible assets or estimation uncertainty impacted by market conditions, may impact future net earnings. The purchase price allocation adjustments can be made through the end of the measurement period, which is not to exceed one year from the acquisition date.
The following table summarizes the fair value of the consideration transferred as of the acquisition date, including any adjustments during the measurement period:

	March 16, 2018 Opening Balance Sheet as Reported at March 31, 2018	Adjustments	Adjusted March 16, 2018 Opening Balance Sheet as Reported at December 31, 2018
	(in thousands)
Fair value of the consideration transferred	$103,223	$124	$103,347

Cash	1,654	—	1,654
Trade receivables	11,745	1,265	13,010
Other assets	7,785	842	8,627
Property and equipment	41,403	—	41,403
Identifiable intangible assets (1)	23,000	(400)	22,600
Total assets	85,587	1,707	87,294

Accounts payable	1,959	1,577	3,536
Accrued liabilities	2,419	4,942	7,361
Claims accruals	230	172	402
Total liabilities	4,608	6,691	11,299

Goodwill	$22,244	$5,108	$27,352

(1)	Includes a $17.9 million customer relationship and a $4.7 million trade name.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The above adjustments were related to the completion of an independent valuation of certain acquired intangible assets, the identification of liabilities associated with capital expenditures incurred prior to the acquisition, adjustments for Abilene’s adoption of ASC 606, and the associated deferred tax asset impact of these adjustments. No material income statement effects were identified with these adjustments.
Consolidated Pro Forma Information
The following unaudited pro forma information combines the historical operations of Knight, Swift, and Abilene giving effect to the 2017 Merger, Abilene Acquisition, and related transactions as if they had been consummated on January 1, 2017, the beginning of the comparative periods presented.

	2018	2017
	(in thousands, except per share data)
Total revenue	$5,366,551	$5,230,674
Net income attributable to Knight-Swift	$419,812	$536,062
Diluted earnings per share	$2.36	$3.00
The unaudited pro forma condensed combined financial information has been presented for comparative purposes only and includes certain adjustments such as recognition of assets acquired at estimated fair values and related depreciation and amortization, elimination of transaction costs incurred by Knight, Swift, and Abilene during the periods presented that were directly related to the 2017 Merger and the Abilene Acquisition, and related income tax effects of these items. As a result of the 2017 Merger, Knight and Swift incurred certain merger-related expenses, including professional legal and advisory fees, acceleration of share-based compensation, bonus incentives, severance payments, filing fees, and other miscellaneous expenses. These merger-related expenses for both Knight and Swift totaled $57.0 million in 2017 and are eliminated from presentation of the unaudited pro forma net income presented above. The acquisition-related expenses that Knight incurred from the Abilene Acquisition, discussed above, are eliminated from presentation of the unaudited pro forma net income presented above.
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

Note 6 — Marketable Securities
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
The following table shows realized gains during 2018, 2017, and 2016, on certain securities that were classified as available-for-sale:

	2018	2017	2016
	(In thousands)
Realized Gains:
Sales proceeds	$—	$—	$7,403
Cost of securities sold	—	—	2,909
Realized gain	$—	$—	$4,494

Realized gain, net of taxes	$—	$—	$2,771

Knight disposed of its holdings in available-for-sale equity investments in 2016, leaving no balance on the accompanying consolidated balance sheets as of December 31, 2018 or December 31, 2017.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 7 — Restricted Investments, Held-to-Maturity
The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments:

	December 31, 2018
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$15,296	$1	$(16)	$15,281
Municipal bonds	1,082	—	—	1,082
Negotiable certificates of deposit	1,035	—	—	1,035
Restricted investments, held-to-maturity	$17,413	$1	$(16)	$17,398

	December 31, 2017
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$15,982	$—	$(14)	$15,968
Municipal bonds	4,970	—	(10)	4,960
Negotiable certificates of deposit	1,280	—	—	1,280
Restricted investments, held-to-maturity	$22,232	$—	$(24)	$22,208

As of December 31, 2018, the contractual maturities of the restricted investments were one year or less. There were 20 and 32 securities that were in an unrealized loss position for less than twelve months as of December 31, 2018 and 2017, respectively. The Company did not recognize any impairment losses related to restricted investments during 2018, 2017, or 2016.
Refer to Note 2 for accounting policy and Note 24 for additional information regarding fair value measurements of restricted investments.

Note 8 — Transportation Resource Partners
Since 2003, Knight has entered into partnership agreements with entities that make privately-negotiated equity investments, including Transportation Resource Partners ("TRP"), Transportation Resource Partners III, LP ("TRP III"), TRP Capital Partners, LP ("TRP IV"), TRP CoInvest Partners, (NTI) I, LP ("TRP Coinvestment NTI"), and TRP CoInvest Partners, (QLS) I, LP ("TRP Coinvestment QLS"). In these agreements, Knight committed to invest in return for an ownership percentage. In January of 2019, Knight entered a new commitment with TRP for $4.9 million.
The following table presents ownership and commitment information for Knight's investments in TRP partnerships:

	December 31, 2018
	Knight's Ownership Interest (5)	Total Commitment (All Partners)	Knight's Contracted Commitment	Knight's Remaining Commitment
	(Dollars in thousands)
TRP – equity investment (1)	2.3%	$260,000	$5,500	$—
TRP III – equity method investment (2)	5.3%	$245,000	$15,000	$1,715
TRP IV – equity investment (3) (1)	4.1%	$116,000	$4,900	$2,002
TRP Coinvestment NTI – equity method investment (4)	8.3%	$120,000	$10,000	$—
TRP Coinvestment QLS – equity method investment (4)	25.0%	$39,000	$9,735	$—

(1)	In accordance with ASC 321, Investments – Equity Securities, these investments are recorded at cost minus impairment.

(2)	Management anticipates that the following amounts will be due: $1.7 million from 2020 through 2021.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(3)	Management anticipates that the following amounts will be due: $1.0 million in 2019, $0.2 million from 2020 through 2021, $0.2 million from 2022 through 2023, and $0.6 million from 2024 through 2025.

(4)
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

(5)	Knight's share of the results is included within "Other income, net" in the consolidated income statements.
Net investment balances included in "Other long-term assets" in the consolidated balance sheets were as follows:

	December 31,
	2018	2017
	(in thousands)
TRP – equity investment (1)	$211	$211
TRP III – equity method investment	1,781	1,973
TRP IV – equity investment (1)	2,022	2,577
TRP Coinvestment NTI – equity method investment	5,547	7,579
TRP Coinvestment QLS – equity method investment	11,085	8,054
Total carrying value	$20,646	$20,394

(1)	In accordance with ASC 321, Investments – Equity Securities, these investments are recorded at cost minus impairment.

Note 9 — Trade Receivables, net
Trade receivables balances were as follows:

	December 31,
	2018	2017
	(In thousands)
Trade customers	$597,077	$565,732
Equipment manufacturers	7,166	6,017
Other	28,942	17,345
Trade receivables	633,185	589,094
Less: Allowance for doubtful accounts	(16,355)	(14,829)
Trade receivables, net (1)	$616,830	$574,265

(1)	Includes $15.6 million of in-transit revenue as of December 31, 2018.
The following is a rollforward of the allowance for doubtful accounts for trade receivables:

	2018	2017	2016
	(In thousands)
Beginning balance	$14,829	$2,727	$3,106
(Reduction) provision	(3,092)	4,671	909
Write-offs directly against the reserve	(1,362)	(1,583)	—
Write-offs for revenue adjustments	5,861	(3,758)	(1,288)
Other (1)	119	12,772	—
Ending balance	$16,355	$14,829	$2,727

(1)
Increase in allowance for doubtful accounts relates to trade receivables assumed in 2017 from Swift as part of the 2017 Merger and in 2018 from the Abilene Acquisition. See Note 5 for further details regarding these transactions.

See Note 16 for a discussion of the Company's accounts receivable securitization program and the related accounting treatment.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 10 — Notes Receivable, net
The Company provides financing to independent contractors and other third-parties on equipment sold or leased. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments, ranging from 2% to 20%. Notes receivable are included in "Other current assets" and "Other long-term assets" in the consolidated balance sheets and were comprised of:

	December 31,
	2018	2017
	(In thousands)
Notes receivable from independent contractors	$9,318	$8,977
Notes receivable from third parties	7,075	7,865
Gross notes receivable	16,393	16,842
Allowance for doubtful notes receivable	(1,051)	(1,040)
Total notes receivable, net of allowance	$15,342	$15,802

Current portion, net of allowance	4,563	4,742
Long-term portion	$10,779	$11,060

The following is a rollforward of the allowance for doubtful notes receivable:

	December 31,
	2018	2017	2016
	(In thousands)
Beginning balance	$1,040	$240	$273
(Reduction) provision	(100)	574	(27)
Write-offs	(103)	(53)	(6)
Other (1)	214	279	—
Ending balance	$1,051	$1,040	$240

(1)
Increase in allowance for doubtful notes relates to notes receivable in 2017 assumed from Swift as part of the 2017 Merger and in 2018 from the Abilene Acquisition. See Note 5 for further details regarding these transactions.

Note 11 — Assets Held for Sale
The Company expects to sell its assets held for sale within the next twelve months. Revenue equipment held for sale totaled $40.0 million and $25.2 million as of December 31, 2018 and 2017, respectively. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the consolidated income statements were $37.0 million during 2018 and $8.9 million during 2017.
The Company's net carrying value of land and facilities classified as held for sale in the consolidated balance sheets as of December 31, 2018 and December 31, 2017 was zero.
The Company did not recognize any impairment losses related to assets held for sale during 2018, 2017, and 2016.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 12 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amounts of goodwill were as follows:

	December 31,
	2018	2017
	(In thousands)
Goodwill at beginning of period	$2,887,867	$47,031
Amortization relating to deferred tax assets	(17)	(10)
Abilene Acquisition (1)	27,352	—
Goodwill related to 2017 Merger (2)	3,974	2,840,846
Goodwill at end of period	$2,919,176	$2,887,867

(1)
The goodwill associated with the Abilene Acquisition was allocated to the Knight Trucking segment. See Note 5 regarding the amount attributed to adjustments to the March 17, 2018 opening balance sheet.

(2)
The goodwill adjustment associated with the 2017 Merger resulted in a $4.8 million increase, a $1.1 million increase, and a $1.9 million decrease in goodwill allocated to the Swift Truckload, Swift Dedicated, and Swift Refrigerated segments, respectively. See Note 5 regarding the nature of the adjustment.

The following presents the components of goodwill by segment as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	Net Carrying Amount (1)	Net Carrying Amount (1)
	(In thousands)
Swift – Truckload	$1,154,783	$1,150,012
Swift – Dedicated	780,392	779,335
Swift – Refrigerated	648,759	650,613
Swift – Intermodal	175,594	175,594
Swift – Non-reportable	85,292	85,292
Knight – Trucking	74,356	47,021
Goodwill	$2,919,176	$2,887,867

(1)
Except for the net accumulated amortization related to deferred tax assets in the Knight Trucking segment, the net carrying amount and gross carrying amount are equal since there are no accumulated impairment losses.

There were no impairments identified during annual goodwill impairment testing in 2018, 2017, or 2016.
Other Intangible Assets
Other intangible asset balances were as follows:

	December 31,
	2018	2017
	(In thousands)
Customer relationships and non-compete:
Gross carrying amount (1)	$838,100	$820,200
Accumulated amortization	(57,081)	(14,497)
Customer relationships and non-compete, net	781,019	805,703
Trade names:
Gross carrying amount (1)	639,900	635,200
Intangible assets, net	$1,420,919	$1,440,903

(1)	The changes in the gross carrying amounts of intangible assets are related to the Abilene Acquisition and are discussed in Note 5.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table presents amortization of intangible assets related to the 2017 Merger and intangible assets existing prior to the 2017 Merger:

	2018	2017	2016
	(In thousands)
Amortization of intangible assets related to the 2017 Merger	$41,375	$12,872	$—
Amortization related to other intangible assets	1,209	500	500
Amortization of intangibles	$42,584	$13,372	$500

Identifiable intangible assets subject to amortization have been recorded at fair value. Intangible assets related to acquisitions other than the 2017 Merger are amortized over a weighted-average amortization period of 17.9 years. The Company's customer relationship intangible assets related to the 2017 Merger are being amortized over a weighted average amortization period of 19.9 years.
As of December 31, 2018, management anticipates that the composition and amount of amortization associated with intangible assets will be $42.7 million for each of the years 2019 through 2021, $42.6 million in 2022, and $42.3 million in 2023. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.
See Note 2 for accounting policies regarding goodwill and other intangible assets.

Note 13 — Accrued Payroll and Purchased Transportation and Accrued Liabilities
The following table presents the composition of accrued payroll and purchased transportation:

	December 31,
	2018	2017
	(In thousands)
Accrued payroll (1)	$68,121	$58,438
Accrued purchased transportation	58,343	48,579
Accrued payroll and purchased transportation	$126,464	$107,017

(1)
Accrued payroll includes accruals related to the various 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (18 – 21 years) and have completed six months to one year of service with the Company. Employees' rights to employer contributions are fully vested after five to 6 years from their date of employment. The plans offer discretionary matching contributions capped at either $1,600 annually per employee or 3% of an employee's compensation.

The Company's employee benefits expense for matching contributions related to the 401(k) plans was approximately $8.7 million, $3.9 million, and $1.2 million in 2018, 2017, and 2016, respectively. This expense was included in "Salaries, wages, and benefits" in the consolidated income statements. As of December 31, 2018 and 2017, the balance included $6.4 million and $6.8 million, respectively, in respect to matching contributions for the 401(k) plans.
The following table presents the composition of accrued liabilities:

	December 31,
	2018	2017
	(In thousands)
Accrued legal (1)	90,789	121,453
Other	60,711	64,926
Accrued liabilities	$151,500	$186,379

(1)	See Note 20 for further details regarding the Company's legal accruals.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 14 — Claims Accruals
Claims accruals represent the uninsured portion of outstanding claims at year-end. The current portion reflects the amount of claims expected to be paid in the following year. The Company's insurance program for workers' compensation, auto and collision liability, physical damage, independent contractor claims, and cargo damage involves self-insurance with varying risk retention levels.
Claims accruals were comprised of the following:

	December 31,
	2018	2017
	(In thousands)
Auto reserves	$222,004	$204,400
Workers’ compensation reserves	120,522	126,563
Independent contractor claims reserves	12,170	15,236
Cargo damage reserves	2,998	4,047
Employee medical reserves	3,677	3,183
Claims accruals	361,371	353,429
Less: current portion of claims accruals	(160,044)	(147,285)
Claims accruals, less current portion	$201,327	$206,144

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
For the policy period March 1, 2018 to March 1, 2019, the Knight SIR is $1.0 million with additional responsibility up to $1.6 million per occurrence within its primary limit and applicable aggregate limits. For the policy period March 1, 2017 to March 1, 2018, the Knight SIR was $1.0 million, with additional responsibility up to $1.6 million per occurrence within its primary limit and applicable aggregate limits. For the policy period March 1, 2016 to March 1, 2017, the Knight SIR was $2.5 million with no additional aggregate limits or deductibles within the primary AL policy. Knight secured excess liability coverage up to $250.0 million per occurrence ($130.0 million through October 31, 2018). Knight also carries a $2.5 million aggregate deductible for any loss or losses within the excess coverage layer.
The Company is self-insured for workers' compensation coverage. Swift maintains statutory coverage limits, subject to a $5.0 million SIR for each accident or disease. The Knight self-retention level has a maximum of $1.0 million per occurrence. Additionally, through Knight, the Company maintains primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $0.3 million per claimant. Since January 1, 2015, Swift has been fully insured on its medical benefits, subject to contributed premiums.
See Note 2 for accounting policy regarding the Company's claims accruals.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 15 — Income Taxes
The following table presents the Company's income tax expense:

	2018	2017	2016
	(In thousands)
Current expense:
Federal	$44,357	$4,868	$43,638
State	22,300	8,337	8,500
Foreign	3,124	133	—
	69,781	13,338	52,138
Deferred expense (benefit):
Federal	59,508	(323,326)	6,789
State	1,639	17,731	(1,335)
Foreign	461	541	—
	61,608	(305,054)	5,454
Income tax expense (benefit)	$131,389	$(291,716)	$57,592

Rate Reconciliation — Expected tax expense is computed by applying the US federal corporate income tax rate of 21.0% to earnings before income taxes for 2018, and 35.0% for 2017 and 2016. Actual tax expense differs from expected tax expense as follows:

	2018	2017	2016
	(In thousands)
Computed "expected" tax expense	$117,478	$67,798	$53,490
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	19,256	4,871	4,657
Statutory rate change effect on deferred taxes	452	(367,000)	—
Other	(5,797)	2,615	(555)
Income tax expense (benefit)	$131,389	$(291,716)	$57,592

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Deferred Income Taxes — The components of the net deferred tax asset (liability) included in "Deferred tax liabilities" in the consolidated balance sheets were:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Claims accrual	$79,675	$70,564
Allowance for doubtful accounts	5,333	5,117
Amortization of stock options	5,325	4,717
Accrued liabilities	27,692	37,654
Vacation accrual	3,499	3,585
Other	8,759	7,227
Total deferred tax assets	130,283	128,864
Valuation allowance	—	—
Total deferred tax assets, net	130,283	128,864
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(503,570)	(429,917)
Prepaid taxes, licenses, and permits deducted for tax purposes	(10,933)	(10,217)
Intangible assets	(354,944)	(365,564)
Other	(374)	(2,243)
Deferred tax liabilities	(869,821)	(807,941)
Deferred income taxes	$(739,538)	$(679,077)

Valuation Allowance — As of December 31, 2018, the Company had a federal net operating loss carryforward with estimated tax effects of $0.2 million. The federal net operating loss will expire at various times between 2030 and 2032. As of December 31, 2018, the Company had state income tax credit carryforwards for which a deferred tax asset was recorded in the amount of $1.3 million and expires in the year 2022. The Company has not established a valuation allowance as it has been determined that, based upon available evidence, a valuation allowance is not required. Management asserts that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. All other deferred tax assets are expected to be realized and utilized by continued profitability in future periods.
Cumulative Undistributed Foreign Earnings — As of December 31, 2018, foreign withholding taxes have not been provided on approximately $75.0 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the US. As such, the Company is not required to provide withholding taxes on these earnings until they are repatriated in the form of dividends or otherwise.
Unrecognized Tax Benefits — The Company's unrecognized tax benefits as of December 31, 2018 would favorably impact the Company's effective tax rate if subsequently recognized.
See Note 2 for accounting policy related to the Company's income taxes.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2018, 2017, and 2016 is as follows:

	2018	2017	2016
	(In thousands)
Unrecognized tax benefits at beginning of year	$7,096	$729	$—
Increases for tax positions taken prior to beginning of year	1,056	5,432	729
Increases for tax positions taken in the current year	—	935	—
Decreases for tax positions taken prior to beginning of year	(729)	—	—
Unrecognized tax benefits at end of year	$7,423	$7,096	$729

Increases for tax positions related primarily to the impact of refunds from federal amended returns for tax years 2012, 2015, and 2016. Decreases in tax positions related primarily to a settlement of federal tax credit claims with the relevant taxing authority. The Company does not anticipate a decrease of unrecognized tax benefits during the next twelve months.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Interest and Penalties — Accrued interest and penalties as of December 31, 2018 were approximately $1.4 million. The Company had $0.3 million and no interest and penalties accrued as of December 31, 2017 and 2016, respectively.
Tax Examinations — The Company is currently under examination by the IRS for the 2014 tax year and management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Certain of the Company's subsidiaries are also currently under examination by various state jurisdictions for tax years ranging from 2011 to 2017. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2013 remain subject to examination.
Regulatory Developments — On December 22, 2017, the US government enacted significant changes to US tax law following the passage and signing of H.R.1, "An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (previously known as "The Tax Cuts and Jobs Act" and hereafter "the Act"). See Note 3 for details.

Note 16 — Accounts Receivable Securitization
On July 11, 2018, Swift Receivables Company II, LLC ("SRCII") , a wholly-owned subsidiary of the Company, entered into the 2018 RSA, which further amended the 2015 RSA. The parties to the 2018 RSA are SRCII as the seller, Swift Transportation Services, LLC as the servicer, the various conduit purchasers, the various related committed purchasers, the various purchaser agents, the various letters of credit participants, and PNC Bank, National Association as the issuing bank for letters of credit and as administrator. Pursuant to the related purchase and sale agreement and together with the 2018 RSA, the Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to SRCII. In turn, SRCII sells a variable percentage ownership interest in the eligible accounts receivable to the various purchasers.
The 2018 RSA is subject to fees various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of December 31, 2018. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
The following table summarizes the key differences between the 2018 RSA and 2015 RSA:

	2018 RSA	2015 RSA
(Dollars in thousands)
Effective	July 11, 2018	December 10, 2015
Final maturity date	July 9, 2021	January 10, 2019
Borrowing capacity	$325,000	$400,000
Accordion option (1)	$175,000	$75,000
Unused commitment fee rate (2)	20 to 40 basis points	35 basis points
Program fees on outstanding balances (3)	one month LIBOR + 80 to 100 basis points	one-month LIBOR + 90 basis points

(1)	The accordion option increases the maximum borrowing capacity, subject to participation by the purchasers.

(2)	The 2018 RSA commitment fee rate is based on the percentage of the maximum borrowing capacity utilized.

(3)	The 2018 RSA program fee is based on the Company's consolidated total net leverage ratio.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The 2018 RSA and 2015 RSA are secured borrowings that are collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheets. As of December 31, 2018, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
Availability under the 2018 RSA and 2015 RSA is calculated as follows:

	2018 RSA	2015 RSA
	December 31, 2018	December 31, 2017
	(In thousands)
Borrowing base, based on eligible receivables	$325,000	$317,600
Less: outstanding borrowings (1)	(240,000)	(305,000)
Less: outstanding letters of credit	(70,900)	—
Availability under accounts receivable securitization facilities	$14,100	$12,600

(1)
Outstanding borrowings are included in "Accounts receivable securitization" in the consolidated balance sheets. Interest accrued on the aggregate principal balance at a rate of 3.2% and 2.1%, as of December 31, 2018 and 2017, respectively.

Program fees and unused commitment fees are recorded in "Interest expense" in the consolidated income statements. The Company's accounts receivable securitization incurred program fees of $8.1 million in 2018 and $2.2 million in 2017.
Refer to Note 24 for information regarding the fair value of the 2018 RSA and the 2015 RSA.

Note 17 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 16 and its outstanding capital lease obligations as discussed in Note 18, the Company's long-term debt consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Term Loan, due October 2020, net (1) (2)	$364,590	$364,355
Other long-term debt, including current portion	421	446
Total long-term debt, including current portion	365,011	364,801
Less: current portion of long-term debt	(421)	(30)
Long-term debt, less current portion	$364,590	$364,771

	December 31,
	2018	2017
	(In thousands)
Total long-term debt, including current portion	$365,011	$364,801
Revolver, due October 2022 (1) (3)	195,000	125,000
Long-term debt, including revolving line of credit	$560,011	$489,801

(1)	Refer to Note 24 for information regarding the fair value of debt.

(2)	Net of $0.4 million and $0.6 million deferred loan costs at December 31, 2018 and 2017, respectively.

(3)
The Company also had outstanding letters of credit under the Revolver, primarily related to workers' compensation and self-insurance liabilities of $36.6 million and $153.6 million at December 31, 2018 and 2017, respectively.

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
Under the 2017 Debt Agreement, the interest rate on the Revolver and the Term Loan is subject to a leverage-based pricing grid and equaled the LIBOR rate plus 1.125% at closing.
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

(1)
The interest rate margin for the Term Loan and Revolver is based on the Company's consolidated leverage ratio. As of December 31, 2018, interest accrued at 3.522% on the Term Loan and 3.448% on the Revolver. As of December 31, 2017 interested accrued at 2.694% on the Term Loan and 2.687% on the Revolver.

(2)
The commitment fee for the unused portion of the Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.07% to 0.20%. As of December 31, 2018, commitment fees on the unused portion of the Revolver accrued at 0.100% and outstanding letter of credit fees accrued at 1.000%. As of December 31, 2017, commitment fees on the unused portion of the Revolver accrued at 0.125% and outstanding letter of credit fees accrued at 1.125%.

Pursuant to the 2017 Debt Agreement, the Revolver and the Term Loan contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2017 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2017 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2017 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2017 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which would be restricted only if a default or event of default had occurred and was continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of December 31, 2018 and 2017, the Company was in compliance with the debt covenants that the 2017 Debt Agreement was subject to.
Borrowings under the 2017 Debt Agreement are guaranteed by Knight-Swift Transportation Holdings Inc., Swift Transportation Company, Interstate Equipment Leasing, LLC, Knight Transportation, Inc. and the Company's domestic subsidiaries (other than its captive insurance subsidiaries, driving academy subsidiary, and bankruptcy-remote special purpose subsidiary).
Knight Revolver — Prior to the closing of the 2017 Debt Agreement, the 2013 Debt Agreement included the $300.0 million Knight Revolver, which permitted revolving borrowings and letters of credit. The scheduled maturity of the Knight Revolver was August 1, 2019, which was accelerated to December 31, 2017 in connection with the closing of the 2017 Merger. Knight incurred interest on borrowings under the Knight Revolver at either the prime rate or LIBOR plus 0.625%, determined by Knight at the time of borrowing. Excluding commitment fees incurred for the unused portion of the Knight Revolver, the weighted average variable annual percentage rate for 2017 was 1.40%. The Knight Revolver was subject to commitment fees for any unused portion at a rate of 0.8%.
See Note 24 for fair value disclosures regarding the Company's debt instruments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 18 — Leases
The Company finances a portion of its revenue equipment under capital and operating leases and certain terminals under operating leases.
Capital Leases (as Lessee) — The Company's capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term. Certain leases contain renewal or fixed price purchase options. The present value of obligations under capital leases is included under "Capital lease obligations and long-term debt – current portion" and "Capital lease obligations – less current portion" in the consolidated balance sheets. As of December 31, 2018, the leases were collateralized by revenue equipment with a cost of $154.3 million and accumulated amortization of $34.2 million. As of December 31, 2017, the leases were collateralized by revenue equipment with a cost of $173.7 million and accumulated amortization of $9.4 million. Knight had no capital leases as of December 31, 2016, therefore no revenue equipment was held as collateral during that period. Amortization of the equipment under capital leases is included in "Depreciation and amortization of property and equipment" in the Company's consolidated income statements.
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
Operating and Capital Leases (as Lessee) — As of December 31, 2018, annual future minimum lease payments for all noncancelable leases were:

	Operating	Capital
	(In thousands)
2019	$123,380	$61,285
2020	79,088	15,843
2021	42,441	30,845
2022	24,693	18,528
2023	11,728	1,347
Thereafter	25,403	9,572
Future minimum lease payments	$306,733	$137,420
Less: amounts representing interest		(7,921)
Present value of minimum lease payments		129,499
Less: current portion		(58,251)
Capital lease obligations – less current portion		$71,248

Operating Leases (as Lessor) — The Company's wholly-owned financing subsidiaries lease revenue equipment to the Company's independent contractors under operating leases. Additionally, the Company periodically leases out facilities for use by third-parties. Annual future minimum lease payments receivable under operating leases for the periods noted below were:

(In thousands)
2019	$54,080
2020	37,694
2021	22,991
2022	8,343
2023	13
Thereafter	—
Future minimum lease payments receivable	$123,121

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 19 — Purchase Commitments
As of December 31, 2018, the Company had outstanding commitments to acquire revenue equipment of $705.0 million in 2019 ($662.7 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, capital leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of December 31, 2018, the Company had outstanding purchase commitments to acquire facilities and non-revenue equipment of $5.8 million in 2019, $0.6 million in the two-year period 2020 through 2021, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

Note 20 — Contingencies and Legal Proceedings
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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $90.8 million and $121.5 million relating to the Company's outstanding legal proceedings as of December 31, 2018 and 2017, respectively.
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
Recent Developments and Current Status
The parties in the Slack matter have reached a final settlement. Additionally, the parties in the Hedglin matter have reached a final settlement. The likelihood that a loss has been incurred for the Slack and Hedglin matters is probable and estimable, and the loss has accordingly been accrued.

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
Recent Developments and Current Status
In January 2017, the district court issued an order finding that the plaintiffs had signed contracts of employment and thus the case could properly proceed in court, instead of arbitration. In February 2019, the parties reached a tentative settlement pending approval by the court. Based on the above, the likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued.

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

Note 21 — Share Repurchase Plans
In 2011, Knight's board of directors unanimously authorized the repurchase of up to 10.0 million shares of Knight common stock (the "Knight Repurchase Plan"). There were 1.6 million share repurchases under the Knight Repurchase Plan in 2016. There were no repurchases in 2017. In connection with the 2017 Merger, the Knight Repurchase Plan was terminated.
In February 2016, Swift's board of directors authorized the repurchase of up to $150.0 million of Swift common stock (the "Swift Repurchase Plan"). Following the 2017 Merger, the Swift Repurchase Plan remained in effect. The Company did not repurchase any shares of its common stock under the Swift Repurchase Plan from September 9, 2017 through December 31, 2017.

On June 1, 2018, the Board approved the repurchase of up to $250.0 million of the Company's outstanding common stock (the "Knight-Swift Repurchase Plan"). With the adoption of the Knight-Swift Repurchase Plan, the Company terminated the Swift Repurchase Plan. When terminated, the Swift Repurchase Plan had approximately $62.9 million in remaining authorized purchases. During 2018, the Company purchased 5.9 million shares of its common stock for $179.3 million under the Knight-Swift Repurchase Plan, and as such $70.7 million in authorized purchases remained as of December 31, 2018.

Refer to Note 25 for a discussion of shares repurchase transactions conducted with related parties.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 22 — Stock-based Compensation
2017 Merger Impact — Refer to Note 5 for a summary of the 2017 Merger transaction.
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

(2)
each outstanding unvested Swift restricted stock award (except for the awards granted in May 2017 that excluded acceleration of vesting related to mergers within the award notices) fully vested as a result of the 2017 Merger, and was converted into the Company's Class A common stock, using the 0.72-for-one share consolidation ratio;

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
In accordance with authoritative guidance on accounting for stock-based compensation, the Company revalued the awards upon the 2017 Merger closing and allocated the revised fair value between purchase consideration and continuing compensation expense, based on the ratio of service performed through the Merger Date over the total service period of the awards. The total value of Swift awards earned as of the Merger Date included as purchase consideration was $13.1 million. The revised fair value allocated to post-merger services resulted in incremental expense, which is recognized over the remaining service period of the awards. The total value of Swift awards not earned as of the Merger Date was $6.3 million, which is being expensed over the remaining future vesting period. Of this amount, $1.0 million was recorded within "Salaries, wages, and benefits" in the 2017 consolidated income statements. Refer to Note 5 to the consolidated financial statements for further information regarding the 2017 Merger.
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
2014 Stock Plan — Currently, the 2014 Stock Plan, as amended and restated, is the combined company’s only compensatory stock-based incentive plan. The previous 2014 stock plan replaced Swift's 2007 Omnibus Incentive Plan when it was adopted by Swift's board of directors in March 2014 and then approved by the Swift stockholders in May 2014. The previous 2014 stock plan was amended and restated to rename the plan and for other administrative changes relating to the 2017 Merger. The terms of the 2014 Stock Plan, as amended and restated, remain substantially the same as the previous 2014 stock plan. The 2014 Stock Plan, as amended and restated, permits the payment of cash incentive compensation and authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, cash-based awards, and stock-based awards to the Company's employees and non-employee directors. As of December 31, 2018, the aggregate number of shares remaining available under the 2014 Stock Plan was approximately 2.2 million.

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
Stock-based Compensation Expense
Stock-based compensation expense, net of forfeitures, which is included in "Salaries, wages, and benefits" in the consolidated income statements is comprised of the following:

	2018	2017	2016
	(In thousands)
Stock options	$1,678	$1,788	$1,734
Restricted stock units and restricted stock awards	8,019	4,004	1,506
Performance units	1,791	450	801
Stock-based compensation expense – equity awards	$11,488	$6,242	$4,041
Stock-based compensation expense – liability awards (1)	899	148	—
Total stock-based compensation expense, net of forfeitures	12,387	6,390	4,041
Income tax benefit	$3,097	$2,415	$1,515

(1)
Includes awards granted to executive management in November 2017 and November 2018 that ultimately settle in cash upon fulfilling a requisite service period (for restricted stock units) and fulfilling a requisite service period and achieving performance targets (for performance units).

Unrecognized Stock-based Compensation Expense
The following table presents the total unrecognized stock-based compensation expense and the expected weighted average period over which these expenses will be recognized:

	December 31, 2018
	Expense	Weighted Average Period
	(In thousands)	(In years)
Equity awards – Stock options	$2,092	1.4
Equity awards – Restricted stock units and restricted stock awards	23,803	2.2
Equity awards – Performance units	3,763	2.8
Liability awards – Restricted stock units and performance units	3,067	2.4
Total unrecognized stock-based compensation expense	$32,725	2.3

Stock Award Grants

	2018	2017	2016
Stock options	—	497,421	569,480
Restricted stock units and restricted stock awards	420,014	266,958	17,000
Performance units	106,785	44,244	177,741
Equity awards granted	526,799	808,623	764,221
Liability awards granted (1) (2)	91,268	77,620	—
Total stock awards granted	618,067	886,243	764,221

(1)	Includes 54,761 and 46,572 performance units in 2018 and 2017, respectively.

(2)	Includes 36,507 and 31,048 restricted stock units in 2018 and 2017, respectively.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Stock Options
Stock options are the contingent right of award holders to purchase shares of the Company's common stock at a stated price for a limited time. The exercise price of options granted equals the fair value of the Company's common stock determined by the closing price of the Company's common stock quoted on the NYSE on the grant date. Most stock options granted by the Company cannot be exercised until at least one year after the grant date and have a five to ten-year contractual term. Stock options are forfeited upon termination of employment for reasons other than death, disability, or retirement.
A summary of 2018 stock option activity follows:

Stock options outstanding:	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(In years)	(In thousands)
Stock options outstanding at December 31, 2017	1,959,291	$25.48	3.2	$35,779
Granted	—	—
Exercised (2)	(533,226)	20.56
Expired	(26,163)	28.72
Forfeited	(78,297)	30.17
Stock options outstanding at December 31, 2018	1,321,605	$27.13	2.6	$2,690
Aggregate number of stock options expected to vest at a future date as of December 31, 2018	558,184	$29.71	2.7	$160
Exercisable at December 31, 2018	739,264	$25.02	2.6	$2,527

(1)	The aggregate intrinsic value was computed using the closing share price on December 31, 2018 of $25.07 and on December 29, 2017 of $43.72, as applicable.

(2)	Includes 3,044 swapped shares which were excluded from the "Common stock issued to employees" activity on the Consolidated Statements of Stockholders' Equity.
The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-valuation model. The following table presents the weighted average assumptions used in the fair value computation:

Stock option fair value assumptions:	2017	2016
Dividend yield (1)	0.72%	0.99%
Risk-free rate of return (2)	1.49%	0.90%
Expected volatility (3)	27.95%	27.91%
Expected term (in years) (4)	3.2	2.7
Weighted average fair value of stock options granted	$6.78	$4.28

(1)	The dividend yield assumption is based on Knight's historical experience and anticipated future dividend payouts.

(2)	The risk-free interest rate assumption is based on the US Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.

(3)	Expected volatility of the Company's common stock is determined based on Knight's historical data.

(4)
The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and was determined based on an analysis of historical exercise behavior.

The following table summarizes stock option exercise information for the years presented:

Stock option exercises	2018	2017	2016
	(In thousands, except share data)
Number of stock options exercised	533,226	589,020	708,244
Intrinsic value of stock options exercised	$11,745	$8,792	$7,100
Cash received upon exercise of stock options	$10,815	$13,159	$13,188
Income tax benefit	$1,685	$1,833	$1,847

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table is a rollforward of the Company's unvested stock options:

Unvested stock options:	Shares	Weighted Average Fair Value
Unvested stock options at December 31, 2017	1,040,697	$5.49
Granted	—	—
Vested	(380,059)	5.14
Forfeited	(78,297)	5.76
Unvested stock options at December 31, 2018	582,341	$5.69

The total fair value of the shares vested during 2018, 2017, and 2016 was $2.0 million, $1.7 million, and $1.4 million, respectively.
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
The following table is a rollforward of unvested restricted stock units, including restricted stock units classified as equity and those classified as liabilities:

Unvested restricted stock units:	Number of Awards	Weighted Average Fair Value (1)
Unvested restricted stock units at December 31, 2017	979,717	$26.59
Granted	456,521	38.07
Vested (2)	(193,502)	24.43
Forfeited	(72,762)	37.98
Unvested restricted stock units at December 31, 2018	1,169,974	$30.14

(1)	The fair value of each restricted stock unit is based on the closing market price on the grant date.

(2)	Includes 53,274 of shares withheld for taxes which were excluded from the "Common stock issued to employees" activity on the Consolidated Statements of Stockholders' Equity.
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
The following table is a rollforward of unvested performance units, including performance units classified as equity and those classified as liabilities:

Unvested performance units:	Shares	Weighted Average Fair Value
Unvested performance units at December 31, 2017	147,633	$35.34
Granted	161,546	$34.34
Shares earned above target	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested performance units at December 31, 2018 (1)	309,179	$29.50

(1)
The performance measurement period for performance units granted in 2017 is January 1, 2018 to December 31, 2020 (three full calendar years). These awards will vest one month following the expiration of the performance measurement period. The performance measurement period for performance units granted in 2018 is January 1, 2019 to December 31, 2021 (three full calendar years). These awards will vest one month following the expiration of the performance measurement period.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table presents the weighted average assumptions used in the fair value computation for performance units, including performance units classified as equity and those classified as liabilities:

Performance unit fair value assumptions:	2018	2017	2016
Dividend yield (1)	0.81%	0.59%	0.99%
Expected volatility (2)	32.30%	31.28%	27.95%
Average peer volatility (2)	28.61%	28.45%	34.37%
Average peer correlation coefficient (3)	0.58	0.60	0.60
Risk-free interest rate (4)	2.80%	1.88%	0.89%
Expected term (in years) (5)	3.1	3.1	2.8
Weighted-average fair value of performance units granted	$34.34	$40.81	$23.89

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

(4)	The risk-free interest rate assumption is based on US Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the performance award.

(5)
Since the Monte Carlo Simulation valuation is an open form model that uses an expected life commensurate with the performance period, the expected life of the performance units was assumed to be the period from the grant date to the end of the performance period.

Non-compensatory Stock Plan: ESPP
In 2012, Swift's board of directors adopted, and its stockholders approved, the Swift Transportation Company 2012 ESPP (the "2012 ESPP"). The 2012 ESPP continues to be administered by the Company following the 2017 Merger, is intended to qualify under Section 423 of the Internal Revenue Code, and is considered noncompensatory. Pursuant to the 2012 ESPP, the Company is authorized to issue up to 1.4 million shares of its common stock to eligible employees who participate in the plan. Employees are eligible to participate in the 2012 ESPP following at least 90 days of employment with the Company or any of its participating subsidiaries. Under the terms of the 2012 ESPP, eligible employees may elect to purchase common stock through payroll deductions, not to exceed 15% of their gross cash compensation. The purchase price of the common stock is 95% of the common stock's fair market value quoted on the NYSE on the last trading day of each offering period. There are four three-month offering periods corresponding to the calendar quarters. Each eligible employee is restricted to purchasing a maximum of $6,250 of common stock during an offering period, determined by the fair market value of the common stock as of the first day of the offering period, and $25,000 of common stock during a calendar year. Officers or employees who own 5% or more of the total voting power or value of common stock are restricted from participating in the 2012 ESPP.
The 2012 ESPP was amended and restated in January 2018 to be a Knight-Swift plan, thus permitting Knight employees to participate in the plan in addition to Swift employees. The terms and definitions of the amended and restated 2012 ESPP remain substantially the same as the original 2012 ESPP.
In 2018, the Company issued approximately 49,000 shares under the 2012 ESPP at an average discounted price per share of $37.53. As of December 31, 2018, the Company is authorized to issue an additional 1.2 million shares under the 2012 ESPP.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 23 — Weighted Average Shares Outstanding
Basic and diluted earnings per share, as presented in the consolidated income statements, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	December 31,
	2018	2017	2016
	(In thousands)
Basic weighted average common shares outstanding	177,018	110,657	80,362
Dilutive effect of equity awards	981	1,040	866
Diluted weighted average common shares outstanding	177,999	111,697	81,228
Anti-dilutive shares excluded from diluted earnings per share (1)	47	98	886

(1)
Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price the Company's common stock (for 2018 and 2017) and Knight's common stock (for 2016).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 24 — Fair Value Measurement
ASC 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of December 31, 2018 and 2017, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
The tables below exclude certain financial instruments. The excluded financial instruments are as follows: cash and cash equivalents, restricted cash included in "Cash and cash equivalents – restricted", net accounts receivable, income tax refund receivable, and accounts payable. The estimated fair value of these financial instruments approximate carrying value as they are short-term in nature. Additionally, for notes payable under revolving lines of credit, fair value approximates the carrying value due to the variable interest rate. For capital leases, the carrying value approximates the fair value as the Company's capital leases are structured to amortize in a manner similar to the depreciation of the underlying assets. The table below also excludes financial instruments reported at estimated fair value on a recurring basis. See "Recurring Fair Value Measurements." All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.
Financial Assets — The carrying amounts and estimated fair values of the Company's financial assets are included in Note 7 for restricted investments, held-to-maturity and under "Recurring Fair Value Measurements" below for other investments.
Financial Liabilities — The following table presents the carrying amounts and estimated fair values of the Company's financial instruments:

	December 31,
	2018		2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Term Loan, due October 2020 (1)	$364,590	$365,000	$364,355	$365,000
2018 RSA, due July 2021 (2)	239,606	240,000	—	—
2015 RSA, due January 2019	—	—	305,000	305,000
Revolver, due October 2022	195,000	195,000	125,000	125,000

(1)
The carrying amount of the Term Loan is included in "Long-term debt – less current portion," and is net of $0.4 million and $0.6 million in deferred loan costs as of December 31, 2018 and 2017, respectively.

(2)	The carrying amount of the 2018 RSA is included in "Accounts receivable securitization," and is net of $0.4 million deferred loan costs as of December 31, 2018.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The estimated fair values of the financial instruments shown in the above table as of December 31, 2018 and 2017, represent management's best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.
The following summary presents a description of the methods and assumptions used to estimate the fair value of each class of financial instrument.
Restricted Investments, Held-to-Maturity — The estimated fair value of the Company's restricted investments is based on quoted prices in active markets that are readily and regularly obtainable. See Note 7 for additional investments disclosures regarding restricted investments, held-to-maturity.
Term Loan — The estimated fair value of the Term Loan approximates the face value. See Note 17 for additional debt disclosures.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Accounts Receivable Securitization — The Company's securitization of accounts receivable consists of borrowings outstanding pursuant to the 2018 RSA as of December 31, 2018 and the 2015 RSA as of December 31, 2017, as discussed in Note 16. The estimated fair value of the 2018 RSA and 2015 RSA approximates the face value.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a recurring basis as of December 31, 2018 and 2017:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value (1)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of December 31, 2018
Money market funds	$1,602	$1,602	$—	$—
Debt securities – municipal securities	2,524	—	2,524	—
As of December 31, 2017
Money market funds	1,427	1,427	—	—
Debt securities – municipal securities	1,887	—	1,887	—

(1)
The money market funds and debt securities are trading securities and are restricted to meet statutory requirements. The carrying value, included within "Other long-term assets" in the Company's consolidated balance sheets, approximates the estimated fair value.

Recurring Fair Value Measurements (Liabilities) — As of December 31, 2018 and 2017, there were no major categories of liabilities included in the Company's consolidated balance sheets at estimated fair value that were measured on a recurring basis.
Nonrecurring Fair Value Measurements (Assets) — The following table presents assets measured at estimated fair value on a nonrecurring basis as of December 31, 2018 and 2017:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses
	(In thousands)
As of December 31, 2018
Software (1)	$—	$—	$—	$—	$(550)
Equipment (2)	2,800	—	2,800	—	(2,248)
As of December 31, 2017
Software (3)	$—	$—	$—	$—	$(16,746)
Equipment (4)	350	—	—	350	(98)

(1)	During the fourth quarter of 2018, the Company incurred impairment charges related to replaced software systems of $0.6 million.

(2)
During the fourth quarter of 2018, the Company incurred impairment charges related to the Company airplane of $2.2 million. This impairment was allocated between the Knight Trucking and Knight Logistics segments based on each segment’s use of the asset.

(3)
The Company terminated the implementation of Swift's ERP system in 2017. The related impairment loss was included in "Impairments" within operating income in the consolidated income statement (within Swift's non-reportable segments).

(4)
Management reassessed the fair value of certain Interstate Equipment Leasing, LLC tractors as of December 31, 2017, which had a total book value of $0.4 million, determining that there was an impairment loss. The impairment loss was included in "Impairments" within operating income in the consolidated income statement (within Swift's non-reportable segments).

Nonrecurring Fair Value Measurements (Liabilities) — As of December 31, 2018 and 2017 there were no liabilities included in the Company's consolidated balance sheets at estimated fair value that were measured on a nonrecurring basis.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 25 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	2018		2017		2016
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Freight Services:
Central Freight Lines (1)	$681	$—	$161	$—	$—	$—
SME Industries (1)	698	—	275	—	—	—
Total	$1,379	$—	$436	$—	$—	$—

Facility and Equipment Leases:
Central Freight Lines (1)	$916	$370	$245	$92	$—	$—
Other Affiliates (1)	19	—	—	—	—	—
Total	$935	$370	$245	$92	$—	$—

Other Services:
Updike Distribution Logistics, LLC (2)	$554	$—	$2,771	$—	$1,433	$—
Other Affiliates (1)	35	2,590	48	604	—	—
Total	$589	$2,590	$2,819	$604	$1,433	$—

(1)
Entities affiliated with former Board member Jerry Moyes include Central Freight Lines, SME Industries, Compensi Services, and DPF Mobile. Transactions with these entities that are controlled by and/or are otherwise affiliated with Jerry Moyes, include freight services, facility leases, equipment sales, and other services.

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

The following is a rollforward of the accrued liability for the consulting fees:

(In thousands)
Accrued consulting fees – Jerry Moyes, balance at December 31, 2017 (1a)	$4,450
Additions to accrual	—
Less: payments	(2,225)
Accrued consulting fees – Jerry Moyes, balance at December 31, 2018 (1a)	$2,225

(1a) The balance is included in "Other long-term liabilities" (noncurrent) and "Accrued liabilities" (current) in the consolidated balance sheets, based on the timing of the expected payments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(2)
Knight had an arrangement with Updike Distribution Logistics, LLC, a company that is owned by the father and three brothers of Executive Vice President of Sales and Marketing, James Updike, Jr. The arrangement allowed Updike Distribution Logistics, LLC to purchase fuel from Knight's vendors at cost, plus an administrative fee.  The arrangement was terminated during the second quarter of 2018.

Receivables and payables pertaining to related party transactions were:

	December 31,
	2018		2017
	Receivable	Payable	Receivable	Payable
	(In thousands)
Central Freight Lines	$254	$—	$213	$—
SME Industries	24	—	79	—
Other Affiliates	—	20	—	—
Total	$278	$20	$292	$—

Land Purchase — In November 2018, the Company purchased land in Perris, California for $7.7 million from former Board member Jerry Moyes.
Share Repurchase — On December 27, 2018, the Company purchased 1,173,680 shares of the Company’s common stock from an entity controlled by Jerry Moyes, a former Board member of the Company. The shares were purchased for an aggregate purchase price of $29.3 million, or $24.98 per share. The per share purchase price represents a three cent per share discount from the closing price of the Company’s common stock on December 26, 2018. The Company purchased the shares under the Knight-Swift Repurchase Plan.

Note 26 — Information by Segment, Geography, and Customer Concentration
Segment Information
The Company has six reportable segments, which are the historical reportable operating segments of Knight and Swift: Knight Trucking, Knight Logistics, Swift Truckload, Swift Dedicated, Swift Refrigerated, and Swift Intermodal, as well as the Swift non-reportable segments, discussed below. See Note 1 for information regarding the Company's anticipated segment realignment in the first quarter of 2019. See Note 2 for discussion of the Company's accounting policy related to segments.
Trucking Segments:

•	Knight Trucking — The Knight Trucking segment is comprised of dry van, refrigerated, and drayage operations. Abilene's trucking operations are included beginning March 17, 2018.

•	Swift Truckload — The Swift Truckload segment consists of one-way movements over irregular routes throughout the US, Mexico, and Canada.

•	Swift Dedicated — The Swift Dedicated segment devotes use of equipment to specific customers and offers tailored solutions under long-term contracts.

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
The following tables present the Company's financial information by segment:

	2018		2017		2016
Total revenue:	(Dollars in thousands)
Knight – Trucking	$1,144,125	21.4%	$906,484	37.4%	$900,368	80.5%
Knight – Logistics	$334,108	6.3%	$234,155	9.7%	$226,912	20.3%
Swift – Truckload	$1,680,882	31.5%	$609,112	25.1%	$—	—%
Swift – Dedicated	$646,057	12.1%	$200,628	8.3%	$—	—%
Swift – Refrigerated	$819,190	15.3%	$254,102	10.5%	$—	—%
Swift – Intermodal	$470,165	8.8%	$130,441	5.4%	$—	—%
Subtotal	$5,094,527	95.4%	$2,334,922	96.4%	$1,127,280	100.8%
Non-reportable segments	$314,732	5.8%	$115,530	4.8%	$—	—%
Intersegment eliminations	$(65,193)	(1.2)%	$(24,999)	(1.2)%	$(9,246)	(0.8)%
Total revenue	$5,344,066	100.0%	$2,425,453	100.0%	$1,118,034	100.0%

	2018		2017		2016
Operating income (loss):	(Dollars in thousands)
Knight – Trucking	$209,099	36.7%	$92,298	46.0%	$136,229	91.7%
Knight – Logistics	$24,917	4.4%	$12,600	6.3%	$12,250	8.3%
Swift – Truckload	$225,436	39.6%	$74,924	37.3%	$—	—%
Swift – Dedicated	$81,942	14.4%	$22,410	11.2%	$—	—%
Swift – Refrigerated	$34,341	6.0%	$13,626	6.8%	$—	—%
Swift – Intermodal	$30,127	5.3%	$5,977	3.0%	$—	—%
Subtotal	$605,862	106.4%	$221,835	110.6%	$148,479	100.0%
Non-reportable segments	$(36,819)	(6.4)%	$(21,205)	(10.6)%	$—	—%
Operating income	$569,043	100.0%	$200,630	100.0%	$148,479	100.0%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2018		2017		2016
Depreciation and amortization of property and equipment:	(Dollars in thousands)
Knight – Trucking	$121,376	31.3%	$111,536	57.6%	$111,242	96.2%
Knight – Logistics	$4,441	1.1%	$5,089	2.6%	$4,418	3.8%
Swift – Truckload	$106,901	27.6%	$32,258	16.7%	$—	—%
Swift – Dedicated	$50,209	13.0%	$14,381	7.4%	$—	—%
Swift – Refrigerated	$40,724	10.5%	$11,163	5.8%	$—	—%
Swift – Intermodal	$11,951	3.1%	$3,231	1.7%	$—	—%
Subtotal	$335,602	86.6%	$177,658	91.8%	$115,660	100.0%
Non-reportable segments	$51,903	13.4%	$16,075	8.2%	$—	—%
Consolidated depreciation and amortization of property and equipment	$387,505	100.0%	$193,733	100.0%	$115,660	100.0%

Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for each of 2018, 2017, and 2016. Additionally, long-lived assets on the balance sheets of the Company's foreign subsidiaries were less than 5.0% of consolidated "Total assets" as of December 31, 2018 and 2017.
Customer Concentration
Services provided to the Company's largest customer, Walmart, generated 14.6% and 12.5% of total revenue in 2018 and 2017, respectively. Revenue generated by Walmart is reported in each of our reportable operating segments. No other customer accounted for 10.0% or more of total revenue in 2018. No customer accounted for 10.0% or more of total revenue in 2016.

Note 27 — Quarterly Results of Operations (Unaudited)
In management's opinion, the following summarized financial information fairly presents the Company's results of operations for the quarters noted. These results are not necessarily indicative of future quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2018
Total revenue	$1,271,132	$1,331,683	$1,346,611	$1,394,640
Net income	70,732	91,628	106,344	151,945
Net income attributable to Knight-Swift	70,364	91,323	105,881	151,696
Basic earnings per share	0.39	0.51	0.60	0.87
Diluted earnings per share	0.39	0.51	0.60	0.86
2017
Total revenue	$271,182	$273,243	$521,608	$1,359,420
Net income	15,106	18,259	4,199	447,861
Net income attributable to Knight-Swift	14,876	17,970	3,881	447,564
Basic earnings per share	0.19	0.22	0.04	2.52
Diluted earnings per share	0.18	0.22	0.04	2.50

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Knight-Swift Transportation Holdings Inc. and subsidiaries required to be included in our periodic SEC filings. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There has been no significant change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our CEO and CFO, management conducted an evaluation of the Company's internal control over financial reporting as of December 31, 2018.  In making this evaluation, management used the criteria in Internal Control - Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of internal control over financial reporting as of December 31, 2018 was audited by Grant Thornton LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K.  Grant Thornton LLP's report on the Company's internal control over financial reporting is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Knight-Swift Transportation Holdings Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Knight-Swift Transportation Holdings Inc. (an Arizona corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ GRANT THORNTON LLP
Phoenix, Arizona
February 28, 2019

ITEM 9B.	OTHER INFORMATION
None.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item 10 is hereby incorporated by reference to the information set forth under the captions "Proposal No. 1: Election of Directors," "Management," "Section 16(a) Beneficial Ownership Reporting Compliance," "The Board of Directors and Corporate Governance — Code of Business Conduct and Ethics," "The Board of Directors and Corporate Governance — Nomination of Director Candidates," and "The Board of Directors and Corporate Governance — Board Committees" in the Company's definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this Item 11 is hereby incorporated by reference to the information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Company's definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC.

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

The following table represents securities authorized for issuance under the Company's stock plans at December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,800,758	$27.13	3,334,830
Equity compensation plans not approved by security holders	—	—	—
Total	2,800,758	$27.13	3,334,830

Column (a) includes 1,479,153 shares of Knight-Swift common stock underlying outstanding restricted stock units and performance units. Because there is no exercise price associated with such awards, such equity awards are not included in the weighted-average exercise price calculation in column (b).
Columns (a) and (b) pertain to the 2014 Stock Plan. No amounts related to the 2012 ESPP are included in columns (a) or (b). Column (c) includes 2,180,773 shares available for issuance under the 2014 Stock Plan and 1,154,097 shares available for issuance under the 2012 ESPP.
Other information required under this Item 12 is hereby incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item 13 is hereby incorporated by reference to the information set forth under the captions "Relationships and Related Party Transactions," "The Board of Directors and Corporate Governance — Composition of Board and Board Leadership Structure," and "Board Committees" in the Company's definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item 14 is hereby incorporated by reference to the information set forth under the caption "Audit and Non-Audit Fees" in the Company's definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC.

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

(b)	Exhibits

Exhibit Number	Description	Page or Method of Filing

2.1*	Agreement and Plan of Merger, dated as of April 9, 2017, by and among Swift Transportation Company, Bishop Merger Sub, Inc., and Knight Transportation, Inc	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 13, 2017

3.1	Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 2018

3.2	Second Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.2 of Form 8-K filed on November 15, 2018

10.1
Credit Facility by and among, Knight-Swift Transportation Holdings Inc., the lenders thereto, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender, and Bank of America, N.A. and PNC Bank National Association as Co-Syndication Agents, dated September 29, 2017
Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2017

10.2**	Knight Transportation, Inc. 2012 Equity Compensation Plan	Incorporated by reference to Appendix A to Knight's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.

10.3**	Knight Transportation, Inc. Form of Restricted Stock Grant Agreement - Amended and Restated 2003 Stock Option and Equity Compensation Plan or 2012 Equity Compensation Plan	Incorporated by reference to Exhibit 10.4 to Knight's Report on Form 10-K for the year ended December 31, 2012

10.4**	Knight Transportation, Inc. Form of Restricted Stock Unit Grant Agreement - Amended and Restated 2003 Stock Option and Equity Compensation Plan or 2012 Equity Compensation Plan	Incorporated by reference to Exhibit 10.6 to Knight's Report on Form 10-K for the year ended December 31, 2012

10.5**	Knight Transportation, Inc. Form of Stock Option Grant Agreement - Amended and Restated 2003 Stock Option and Equity Compensation Plan or 2012 Equity Compensation Plan	Incorporated by reference to Exhibit 10.5 to Knight's Report on Form 10-K for the year ended December 31, 2012

10.6**	Knight Transportation, Inc. Form of Director's Compensatory Restricted Stock Grant Agreement - Amended and Restated 2015 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to Knight's Report on Form 10-Q for the quarter ended June 30, 2015

10.7**	Knight Transportation, Inc. Amended and Restated 2015 Omnibus Incentive Plan	Incorporated by reference to Exhibit 99.1 to Knight's Report on Form 8-K filed on April 29, 2015

10.8**	Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan	Incorporated by reference to Appendix B of Knight's Definitive Proxy Statement on Schedule 14A filed April 10, 2009

10.9**	Swift Transportation Company 2007 Omnibus Incentive Plan, effective October 10, 2007, as amended and restated on December 15, 2010	Incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2010

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
10.10**	Swift Corporation Form of Option Award Notice – 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form S-1 Registration Statement No. 333-168257 filed on July 22, 2010

10.11**	Swift Transportation Co., Inc. Retirement Plan, effective January 1, 1992, amended and restated on January 1, 2007	Incorporated by reference to Exhibit 10.7 to Form S-1 Registration Statement No. 333-168257 filed on July 22, 2010

10.12**	Swift Transportation Company Form of Restricted Stock Unit Award Agreement - 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 28, 2013

10.13**	Swift Transportation Company Form of Option Award Notice - 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 28, 2013

10.14**	Swift Transportation Company Form of Performance Unit Award Agreement - 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 28, 2013

10.15**	Swift Transportation Company Form of Restricted Stock Grant Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2015

10.16**	Swift Transportation Company Form of Restricted Stock Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2015

10.17**	Swift Transportation Company Form of Non-Qualified Stock Option Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended December 31, 2015

10.18**	Swift Transportation Company Form of Performance Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2015

10.19***
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

10.20**
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

10.21***
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
10.22***
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
Incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2015

10.23**	Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2016

10.24**	First Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2016

10.25**	Second Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Filed herewith

10.26**	Third Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Filed herewith

10.27**	Form of Executive Severance Protection Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 28, 2016

10.28
Stockholders Agreement, dated as of April 9, 2017 among Swift Transportation Company, Jerry Moyes, Vickie Moyes, Jerry and Vickie Moyes Family Trust Dated 12/11/87, an Arizona grantor trust, LynDee Moyes Nester, Michael Moyes, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 13, 2017

10.29
Stockholders Agreement, dated as of April 9, 2017, among Swift Transportation Company, Gary J. Knight, The Gary J. Knight Revocable Living Trust dated May 19, 1993, as amended, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 13, 2017

10.30
Stockholders Agreement, dated as of April 9, 2017, among Swift Transportation Company, Kevin P. Knight, The Kevin and Sydney Knight Revocable Living Trust dated March 25, 1994, as amended, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 13, 2017

10.31	Letter Agreement, dated as of April 9, 2017, by and between Swift Transportation Company and Jerry Moyes	Incorporated by reference to Exhibit 10.6 of Form 8-K filed on April 13, 2017

10.32**	Swift Transportation Company Form of Restricted Stock Unit Award Notice (Executive) - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on May 31, 2017

10.33**	Swift Transportation Company Form of Restricted Stock Unit Award Notice (Standard) - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on May 31, 2017

10.34**	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2017

10.35**	Knight-Swift Transportation Holdings Inc. Amended and Restated 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.40 of Form 10-K for the year ended December 31, 2017

10.36**	Knight-Swift Transportation Holdings Inc. Form of Restricted Stock Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2017

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
10.37
Third Omnibus Amendment and Consent, by and among the Originators party thereto, Knight-Swift Transportation Holdings Inc., as successor by merger with Swift Transportation Company, Swift Receivables Company II, LLC, Swift Transportation Services, LLC, the Conduit Purchasers party thereto, the Related Committed Purchasers party thereto, the Purchaser Agents party thereto, the LC Participants party thereto and PNC Bank, National Association, as LC Bank and as administrator
Incorporated by reference to Exhibit 10.42 of Form 10-K for the year ended December 31, 2017

10.38
Fourth Amendment to Amended and Restated Receivables Purchase Agreement, by and among Swift Receivables Company II, LLC, Swift Transportation Services, LLC, the various Conduit Purchasers party thereto, the various Related Committed Purchasers party thereto, the various Purchase Agents party thereto, the various LC Participants party thereto, and PNC Bank, National Association, as administrator and LC Bank, dated July 11, 2018
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
Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer	Furnished herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish to the SEC a supplemental copy of any omitted schedule upon request by the SEC.

**	Management contract or compensatory plan, contract, or arrangement.

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
February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title	Date	Signature and Title	Date

/s/ David A. Jackson	February 28, 2019	/s/ Michael Garnreiter	February 28, 2019
David A. Jackson		Michael Garnreiter
President, Chief Executive Officer, and Director		Director
(Principal Executive Officer)

/s/ Adam W. Miller	February 28, 2019	/s/ Robert Synowicki, Jr.	February 28, 2019
Adam W. Miller		Robert Synowicki, Jr.
Chief Financial Officer		Director
(Principal Financial Officer)

/s/ Cary M. Flanagan	February 28, 2019	/s/ David Vander Ploeg	February 28, 2019
Cary M. Flanagan		David Vander Ploeg
Chief Accounting Officer		Director
(Principal Accounting Officer)

/s/ Kevin P. Knight	February 28, 2019	/s/ Kathryn Munro	February 28, 2019
Kevin P. Knight		Kathryn Munro
Executive Chairman		Director

/s/ Gary J. Knight	February 28, 2019	/s/ Richard Lehmann	February 28, 2019
Gary J. Knight		Richard Lehmann
Executive Vice Chairman		Director

/s/ Richard H. Dozer	February 28, 2019	/s/ Roberta Roberts Shank	February 28, 2019
Richard H. Dozer		Roberta Roberts Shank
Director		Director

/s/ Richard Kraemer	February 28, 2019
Richard Kraemer
Director