Form 10-Q
period 2019-03-31
Knight-Swift Transportation Holdings Inc.
filed 2019-05-08
CIK 1492691

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
For the quarterly period ended March 31, 2019
or
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 Par Value	KNX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
There were 173,118,775 shares of the registrant's common stock outstanding as of April 30, 2019.

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

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight and Swift, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2017 Debt Agreement	The Company's Credit Agreement, entered into on September 29, 2017, consisting of the Revolver and Term Loan, which are defined below.
2018 RSA	Fourth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on July 11, 2018 by Swift Receivables Company II, LLC with unrelated financial entities.
Abilene	Abilene Motor Express, Inc. and its related entities
Abilene Acquisition	See description of the Abilene Acquisition included in Notes 1 and 4 of the footnotes to the condensed consolidated financial statements, within Part I, Item 1 of this Quarterly Report.
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
GAAP	United States Generally Accepted Accounting Principles
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries prior to the 2017 Merger
Quarterly Report	Quarterly Report on Form 10-Q
Revolver	Revolving line of credit under the 2017 Debt Agreement
SEC	United States Securities and Exchange Commission
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries prior to the 2017 Merger.
Term Loan	The Company's term loan under the 2017 Debt Agreement
TRP	Transportation Resource Partners
US	The United States of America

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$60,215	$82,486
Cash and cash equivalents – restricted	50,689	46,888
Restricted investments, held-to-maturity, amortized cost	11,640	17,413
Trade receivables, net of allowance for doubtful accounts of $17,872 and $16,355, respectively ¹	555,930	616,830
Prepaid expenses	74,707	67,011
Assets held for sale	32,332	39,955
Income tax receivable	1,399	6,943
Other current assets	26,550	29,706
Total current assets	813,462	907,232
Gross property and equipment	3,377,112	3,305,944
Less: accumulated depreciation and amortization	(753,389)	(693,107)
Property and equipment, net	2,623,723	2,612,837
Operating lease right-of-use assets	252,900	—
Goodwill	2,919,222	2,919,176
Intangible assets, net	1,410,227	1,420,919
Other long-term assets	61,608	51,721
Total assets	$8,081,142	$7,911,885
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$158,646	$117,883
Accrued payroll and purchased transportation	118,063	126,464
Accrued liabilities	167,813	151,500
Claims accruals – current portion	155,394	160,044
Finance lease liabilities and long-term debt – current portion	52,893	58,672
Operating lease liabilities – current portion	109,158	—
Total current liabilities	761,967	614,563
Revolving line of credit	60,000	195,000
Long-term debt – less current portion	364,649	364,590
Finance lease liabilities – less current portion	68,215	71,248
Operating lease liabilities – less current portion	151,634	—
Accounts receivable securitization	174,645	239,606
Claims accruals – less current portion	207,417	201,327
Deferred tax liabilities	730,516	739,538
Other long-term liabilities	17,476	23,294
Total liabilities	2,536,519	2,449,166
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 173,066 and 172,844 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	1,730	1,728
Additional paid-in capital	4,248,188	4,242,369
Retained earnings	1,292,838	1,216,852
Total Knight-Swift stockholders' equity	5,542,756	5,460,949
Noncontrolling interest	1,867	1,770
Total stockholders’ equity	5,544,623	5,462,719
Total liabilities and stockholders’ equity	$8,081,142	$7,911,885
__________

1	Includes in-transit revenue balances of $20.1 million and $15.6 million as of March 31, 2019 and December 31, 2018, respectively.
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Income Statements (Unaudited)

	Quarter Ended March 31,
	2019	2018
	(In thousands, except per share data)
Revenue:
Revenue, excluding fuel surcharge	$1,078,138	$1,124,172
Fuel surcharge	126,397	146,960
Total revenue	1,204,535	1,271,132
Operating expenses:
Salaries, wages, and benefits	363,855	361,673
Fuel	138,439	144,816
Operations and maintenance	79,760	85,020
Insurance and claims	50,136	59,148
Operating taxes and licenses	21,803	23,150
Communications	5,083	5,292
Depreciation and amortization of property and equipment	100,937	93,863
Amortization of intangibles	10,693	10,509
Rental expense	35,545	52,875
Purchased transportation	269,349	324,283
Miscellaneous operating expenses	12,636	16,759
Total operating expenses	1,088,236	1,177,388
Operating income	116,299	93,744
Other (expenses) income:
Interest income	1,016	572
Interest expense	(7,348)	(6,764)
Other income, net	6,139	2,155
Other (expenses) income, net	(193)	(4,037)
Income before income taxes	116,106	89,707
Income tax expense	27,923	18,975
Net income	88,183	70,732
Net income attributable to noncontrolling interest	(245)	(368)
Net income attributable to Knight-Swift	$87,938	$70,364

Earnings per share:
Basic	$0.51	$0.39
Diluted	$0.51	$0.39

Dividends declared per share:	$0.06	$0.06

Weighted average shares outstanding:
Basic	172,971	178,160
Diluted	173,608	179,241

See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2018	172,844	$1,728	$4,242,369	$1,216,852	$5,460,949	$1,770	$5,462,719
Common stock issued to employees	198	2	2,373		2,375		2,375
Common stock issued under employee stock purchase plan	24	—	566		566		566
Shares withheld – restricted stock unit settlement				(1,514)	(1,514)		(1,514)
Employee stock-based compensation expense			2,880		2,880		2,880
Cash dividends paid and dividends accrued ($0.06 per share)				(10,438)	(10,438)		(10,438)
Net income attributable to Knight-Swift				87,938	87,938		87,938
Distribution to noncontrolling interest						(148)	(148)
Net income attributable to noncontrolling interest						245	245
Balances – March 31, 2019	173,066	$1,730	$4,248,188	$1,292,838	$5,542,756	$1,867	$5,544,623

Balances – December 31, 2017	177,998	$1,780	$4,219,214	$1,016,738	$5,237,732	$2,638	$5,240,370
Common stock issued to employees	285	3	4,087		4,090		4,090
Common stock issued under employee stock purchase plan	9	—	371		371		371
Shares withheld – restricted stock unit settlement				(2,118)	(2,118)		(2,118)
Employee stock-based compensation expense			1,989		1,989		1,989
Cash dividends paid and dividends accrued ($0.06 per share)				(10,742)	(10,742)		(10,742)
Net income attributable to Knight-Swift				70,364	70,364		70,364
Distribution to noncontrolling interest						(801)	(801)
Net income attributable to noncontrolling interest						368	368
Net cumulative-effect adjustment from adopting ASC Topic 606				5,301	5,301		5,301
Balances – March 31, 2018	178,292	$1,783	$4,225,661	$1,079,543	$5,306,987	$2,205	$5,309,192
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$88,183	$70,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	111,630	104,372
Gain on sale of property and equipment	(11,786)	(7,096)
Deferred income taxes	(9,603)	(10,323)
Non-cash lease expense	27,626	—
Other adjustments to reconcile net income to net cash provided by operating activities	(2,762)	(352)
Increase (decrease) in cash resulting from changes in:
Trade receivables	62,362	22,285
Income tax receivable	5,544	28,273
Accounts payable	(1,811)	(12,182)
Accrued liabilities and claims accrual	14,250	16,145
Operating lease liabilities	(27,403)	—
Other assets and liabilities	(12,778)	(2,990)
Net cash provided by operating activities	243,452	208,864
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	8,315	5,532
Purchases of held-to-maturity investments	(2,571)	(5,422)
Proceeds from sale of property and equipment, including assets held for sale	56,661	49,423
Purchases of property and equipment	(105,780)	(56,466)
Expenditures on assets held for sale	(4,271)	(6,474)
Net cash, restricted cash, and equivalents invested in acquisition	—	(101,569)
Other cash flows from investing activities	2,925	4,325
Net cash used in investing activities	(44,721)	(110,651)
Cash flows from financing activities:
Repayment of long-term debt and finance leases	(8,391)	(9,084)
Repayments on revolving line of credit, net	(135,000)	(70,000)
Borrowings under accounts receivable securitization	25,000	—
Repayment of accounts receivable securitization	(90,000)	(25,000)
Proceeds from common stock issued	2,941	4,461
Dividends paid	(10,672)	(10,983)
Other cash flows from financing activities	(1,662)	(2,919)
Net cash used in financing activities	(217,784)	(113,525)
Net decrease in cash, restricted cash, and equivalents	(19,053)	(15,312)
Cash, restricted cash, and equivalents at beginning of period	130,976	151,733
Cash, restricted cash, and equivalents at end of period	$111,923	$136,421
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Quarter Ended March 31,
	2019	2018
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$7,679	$6,531
Income taxes	(124)	(1,154)
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$53,572	$6,604
Financing provided to independent contractors for equipment sold	2,221	1,106
Transfers from property and equipment to assets held for sale	26,155	22,404
Right-of-use assets obtained in exchange for new operating lease liabilities	7,883	—

Reconciliation of Cash, Restricted Cash, and Equivalents:	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
	(In thousands)
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$60,215	$82,486	$79,184	$76,649
Cash and cash equivalents – restricted ¹	50,689	46,888	55,616	73,657
Other long-term assets ¹	1,019	1,602	1,621	1,427
Condensed Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$111,923	$130,976	$136,421	$151,733

________

1	Reflects cash and cash equivalents that are primarily restricted for claims payments.
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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the first quarter of 2019, we operated an average of 18,934 tractors (comprised of 16,208 company tractors and 2,726 independent contractor tractors) and 58,934 trailers within our Trucking segment. Additionally, we operated an average of 693 tractors and 9,866 containers in our Intermodal segment. The Company's three reportable segments are Trucking, Logistics, and Intermodal.
Segment Realignment
During the first quarter of 2019, the Company reorganized its reportable segments to reflect management’s revised reporting structure. Under this revised reporting structure, the Company's three reportable segments, are as follows:

•	The Trucking segment now includes the results of the previously-reported Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated segments.

•
The Logistics segment now includes the results of the Knight brokerage and Swift logistics businesses which were previously included within the Knight Logistics and Swift non-reportable segments, respectively.

•
The Intermodal segment now includes the results of the previously-reported Swift Intermodal segment and the results of the Knight intermodal business, which was previously included in the Knight Logistics segment.

The non-reportable segments continue to include support services that Swift's subsidiaries provide to customers and independent contractors (including repair and maintenance shop services, equipment leasing, and insurance), as well as certain legal settlements and accruals, amortization of intangibles related to the 2017 Merger and certain other corporate expenses. Additionally, the non-reportable segments now include Knight's equipment leasing and warranty services to independent contractors and trailer parts manufacturing, which were previously reported within the Knight Logistics segment.
Abilene Acquisition
On March 16, 2018, the Company acquired all of the issued and outstanding equity interests of Abilene. Abilene's trucking and logistics businesses are included under the respective segments. Please refer to Note 4 for more information about the Abilene Acquisition.
Basis of Presentation
The condensed consolidated financial statements and footnotes included in this Quarterly Report should be read in conjunction with the consolidated financial statements and footnotes included in Knight-Swift's 2018 Annual Report. The condensed consolidated financial statements in this Quarterly Report include the accounts of Knight-Swift Transportation Holdings Inc. and its subsidiaries. In management's opinion, these condensed consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair statement of the periods presented.
With respect to transactional/durational data, references to years pertain to calendar years. Similarly, references to quarters pertain to calendar quarters.
Note regarding comparability — The reported results do not include the results of operations of Abilene and its subsidiaries on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Changes in Presentation
The Company's changes in presentation were attributed to impacts from adopting accounting pronouncements (refer to Note 2) and simplifying the presentation of the condensed consolidated statements of cash flows by reclassifying immaterial line items into other line items. Accordingly, the amounts presented in the Company's first quarter 2018 condensed consolidated statement of cash flows were reclassified to align with the presentation in this first quarter 2019 Quarterly Report as follows:

•
"Transportation Resource Partners impairment," "Income from investment in Transportation Resource Partners," "Reduction of allowance for doubtful accounts and notes receivable," "Stock-based compensation expense," and "Amortization of debt issuance costs, and other" were reclassified to "Other adjustments to reconcile net income to net cash provided by operating activities."

•	Changes in "Other current assets," "Prepaid expenses," and "Other long-term assets" were reclassified to "Other assets and liabilities."

•
"Proceeds from notes receivable," "Payments received on equipment sales receivables," "Return of Investment from Transportation Resource Partners," and "Cash proceeds from Transportation Resource Partners" were reclassified to "Other cash flows from investing activities."

•	"Share withholding for taxes due on equity awards" and "Cash distribution to noncontrolling interest holder" were reclassified to "Other cash flows from financing activities."

•	"Repayments on Knight Revolver, net" and "Repayments on Revolver, net" were reclassified to "Borrowings on revolving lines of credit, net."
Seasonality
In the transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand, customers reducing shipments following the holiday season, and inclement weather. At the same time, operating expenses generally increase, and tractor productivity of the Company's fleet, independent contractors, and third-party carriers decreases during the winter months due to decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. These factors typically lead to lower operating profitability, as compared to other parts of the year. Additionally, beginning in the latter half of the third quarter and continuing into the fourth quarter, the Company typically experiences surges pertaining to holiday shopping trends toward delivery of gifts purchased over the Internet, as well as the length of the holiday season (consumer shopping days between Thanksgiving and Christmas).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 2 — Recently Adopted Accounting Pronouncements
Leases (ASC Topic 842): ASU 2016-02 — Leases
Note: Required annual disclosures regarding ASC Topic 842 are included in Note 7.
Summary of the Standard — In February 2016, the FASB issued ASU 2016-02, which established the new ASC Topic 842, Leases, standard. The new standard requires lessees to recognize assets and liabilities arising from both operating and financing leases on the balance sheet. Lessor accounting for leases is largely unaffected. For public business entities, the new standard was effective for fiscal years beginning after December 15, 2018. Companies may apply the amendments in ASU 2016-02 using a modified retrospective approach with an adjustment to retained earnings as of either the beginning of the current year ("ASC Topic 840 Comparative Approach") or the beginning of the earliest period presented ("ASC Topic 842 Comparative Approach").
Adoption Method and Approach — The Company adopted ASC Topic 842 on January 1, 2019 by applying the ASC Topic 840 Comparative Approach, resulting in the recognition of right-of-use assets and lease liabilities related to its operating leases. Comparative information related to periods prior to January 1, 2019 continues to be reported under the legacy guidance in ASC Topic 840.
Practical Expedients — As permitted under ASU 2016-02 (and related ASUs), management elected to apply the package of practical expedients:

•	Lease Identification — An entity need not reassess whether any expired or existing contracts are or contain leases.

•
Lease Classification — An entity need not reassess the lease classification for any expired or existing leases (for example, all existing leases that were classified as operating leases in accordance with ASC Topic 840 are now classified as operating leases, and all existing leases that were classified as capital leases in accordance with ASC Topic 840 are now classified as finance leases).

•	Initial Direct Costs — An entity need not reassess initial direct costs for any existing leases.
Adoption Date Impact — The required disclosures regarding the adoption date impact of ASC Topic 842 on the condensed consolidated balance sheet are presented below.

	December 31, 2018	Opening Balance Adjustments	January 1, 2019
	(in thousands)
Assets
Prepaid expenses [2]	$67,011	$(948)	$66,063
Operating lease right-of-use assets [1]	—	280,527	280,527
Other long-term assets [2]	51,721	(1)	51,720

Liabilities
Accounts payable [2]	$117,883	$(437)	$117,446
Accrued liabilities [2]	151,500	(4,168)	147,332
Operating lease liabilities – current portion [1]	—	119,963	119,963
Operating lease liabilities – less current portion [1]	—	168,232	168,232
Deferred tax liabilities [3]	739,538	—	739,538
Other long-term liabilities [2]	23,294	(4,012)	19,282

1	These new line items on the condensed consolidated balance sheets represent the capitalization of the Company's operating leases as lessee.

2	The effect of adopting ASC Topic 842 reflects certain reclassifications to adjust the right-of-use assets.

3	Amounts are reflective of deferred tax impacts from capitalizing the Company's operating leases.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Current Period Impact of Adoption — The required quantitative disclosures regarding the current period impact of adopting ASC Topic 842 on the condensed consolidated balance sheet are presented below.

	March 31, 2019
	As Reported under ASC Topic 842	If Reported Under ASC Topic 840	Effect of Change to ASC Topic 842
	(in thousands)
Assets
Prepaid expenses [2]	$74,707	$75,452	$(745)
Operating lease right-of-use assets [1]	252,900	—	252,900
Other long-term assets [2]	61,608	61,609	(1)

Liabilities
Accounts payable [2]	$158,646	$159,736	$(1,090)
Accrued liabilities [2]	167,813	169,816	(2,003)
Operating lease liabilities – current portion [1]	109,158	—	109,158
Operating lease liabilities – less current portion [1]	151,634	—	151,634
Deferred tax liabilities [3]	730,516	732,505	(1,989)
Other long-term liabilities [2]	17,476	21,032	(3,556)

1	Refer to tabular footnote (1) under "Adoption Date Impact" above.

2	Refer to tabular footnote (2) under "Adoption Date Impact" above.

3	Refer to tabular footnote (3) under "Adoption Date Impact" above.
ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework – Change to the Disclosure Requirements for Fair Value Measurement
Summary of the Standard — The amendments in this ASU modify several disclosure requirements under Topic 820. These changes include removing the disclosure requirements related to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and adding disclosure requirements about the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Additionally, the amendments remove the phrase "at a minimum" from the codification clarifying that materiality should be considered when evaluating disclosure requirements.
Current Period Impact of Adoption — The Company will exclude immaterial disclosures regarding fair value measurements from its Quarterly Reports and Annual Reports, beginning in this Quarterly Report for the first quarter of 2019.
Other ASUs
There were various other ASUs that became effective during the quarter ended March 31, 2019, which did not have a material impact on the Company's results of operations, financial position, cash flows, or disclosures.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 3 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Adoption Date and Method	Financial Statement Impact
March 2019	2019-01: Leases (Topic 842) – Codification Improvements [1]
The amendments address certain issues related to the implementation of ASC Topic 842, including; determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales type and direct financing leases, and transition disclosures related to ASC Topic 250. The transition disclosures related to ASC Topic 250 clarify that entities are not required to disclose the impacts of adopting ASC Topic 842 on net income or related per share amounts in both interim and annual reporting periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019.
			January 2019, Adoption method varies by amendment	The Company will not disclose the impacts of adopting ASC Topic 842 on net income or related per share amounts.
March 2019	2019-04: Codification Improvements to Topic 326, Financial Instruments —Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments [2]
The amendments address certain issues related to the implementation of ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments update the treatment of credit losses for accrued interest receivables and related recoveries, remove the prohibition of using projections of future interest rate environments when using a discounted cash flow method to measure expected credit losses, as well as outline other targeted improvements that clarify language and intent, better define scope and improve cross references, among others. The amendments in the ASU are effective for fiscal years beginning after December 15, 2019 and early adoption is permitted.
			January 2020, Adoption method varies by amendment	Currently under evaluation, but not expected to be material

1	Adopted during the first quarter of 2019.

2	Not yet adopted.

Note 4 — Abilene Acquisition
On March 16, 2018, the Company purchased 100.0% of the equity interests of Abilene. Abilene is a diversified truckload carrier located in Richmond, Virginia operating throughout the US and Canada.
The total consideration of $103.3 million consisted of $80.5 million in cash consideration to the sellers, plus $22.8 million for debt payoffs. The Company funded the Abilene Acquisition through cash-on-hand and borrowing on the Revolver on the date of the transaction. At closing, $7.0 million of the purchase price was placed in escrow to secure the sellers' indemnification obligations and an additional $4.5 million of the purchase price was placed in escrow in respect of certain tax obligations of the sellers.
The equity purchase agreement included an election under the Internal Revenue Code Section 338(h)(10). Accordingly, the book and tax basis of the acquired assets and liabilities are the same as of the purchase date. The equity purchase agreement contains customary representations, warranties, covenants, and indemnification provisions.
The results of the acquired business have been included in the condensed consolidated financial statements since the date of acquisition and represent 2.0% of consolidated total revenue, and 3.0% of consolidated net income attributable to Knight-Swift for the quarter ended March 31, 2019. The acquired business also represented 1.6% of consolidated total assets as of March 31, 2019.

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
The purchase price was allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price allocation was open for adjustments through the end of the measurement period, which closed one year from the March 16, 2018 acquisition date. The following table summarizes the fair value of the consideration transferred as of the acquisition date, including any adjustments during the measurement period:

	March 16, 2018 Opening Balance Sheet as Reported at March 31, 2018	Adjustments	Adjusted March 16, 2018 Opening Balance Sheet as Reported at March 31, 2019
	(in thousands)
Fair value of the consideration transferred	$103,223	$124	$103,347

Cash	1,654	—	1,654
Trade receivables	11,745	1,265	13,010
Other assets	7,785	842	8,627
Property and equipment	41,403	(41)	41,362
Identifiable intangible assets ¹	23,000	(400)	22,600
Total assets	85,587	1,666	87,253

Accounts payable	1,959	1,577	3,536
Accrued liabilities	2,419	4,942	7,361
Claims accruals	230	179	409
Total liabilities	4,608	6,698	11,306

Goodwill	$22,244	$5,156	$27,400

1	Includes a $17.9 million customer relationship and a $4.7 million trade name.
The above adjustments were related to the completion of an independent valuation of certain acquired intangible assets, the identification of liabilities associated with capital expenditures incurred prior to the acquisition, adjustments for Abilene’s adoption of ASC Topic 606, adjustments to equipment losses and claims incurred prior to the acquisition, and the associated deferred tax asset impact of these adjustments. No material income statement effects were identified with these adjustments.
The following unaudited pro forma information combines the historical operations of Knight-Swift and Abilene giving effect to the Abilene Acquisition and related transactions as if they had been consummated on January 1, 2018, the beginning of the comparative periods presented.

Quarter Ended March 31,
2018
(in thousands, except per share data)
Total revenue	$1,290,813
Net income attributable to Knight-Swift	70,890
Earnings per share – diluted	0.40

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The unaudited pro forma condensed combined financial information has been presented for comparative purposes only and includes certain adjustments such as recognition of assets acquired at estimated fair values and related depreciation and amortization, elimination of transaction costs incurred by Knight-Swift and Abilene during the periods presented that were directly related to the Abilene Acquisition and related income tax effects. As a result of the Abilene Acquisition, the Company incurred certain acquisition-related expenses totaling $0.2 million during the quarter ended March 31, 2018. The acquisition-related expenses that the Company incurred from the Abilene Acquisition are eliminated from presentation of the unaudited pro forma net income presented above.
The unaudited pro forma condensed combined financial information does not purport to represent the actual results of operations that Knight-Swift and Abilene would have achieved had the companies been combined during the periods presented in the unaudited pro forma condensed combined financial statements and is not intended to project the future results of operations that the combined company may achieve after the identified transactions. The unaudited pro forma condensed combined financial information does not reflect any cost savings that may be realized as a result of the Abilene Acquisition and also does not reflect any restructuring or integration-related costs to achieve those potential cost savings.

Note 5 — Restricted Investments, Held-to-Maturity
The following tables present the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments, held-to-maturity:

	March 31, 2019
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$11,540	$2	$(4)	$11,538
Municipal bonds	100	—	—	100
Restricted investments, held-to-maturity	$11,640	$2	$(4)	$11,638

	December 31, 2018
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$15,296	$1	$(16)	$15,281
Municipal bonds	1,082	—	—	1,082
Negotiable certificate of deposits	1,035	—	—	1,035
Restricted investments, held-to-maturity	$17,413	$1	$(16)	$17,398

As of March 31, 2019, the contractual maturities of the restricted investments, held-to-maturity, were one year or less. There were 12 securities and 20 securities that were in an unrealized loss position for less than twelve months as of March 31, 2019 and December 31, 2018, respectively. The Company did not recognize any impairment losses during the quarters ended March 31, 2019 or 2018, respectively.
Refer to Note 17 for additional information regarding fair value measurements of the Company's investments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Assets Held for Sale
The Company expects to sell its assets held for sale, which consist of revenue equipment, within the next twelve months. Revenue equipment held for sale totaled $32.3 million and $40.0 million as of March 31, 2019 and December 31, 2018, respectively. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the condensed consolidated income statements, were $11.8 million and $7.1 million for the quarters ended March 31, 2019 and 2018, respectively.
The Company did not recognize any impairment losses related to assets held for sale during the quarters ended March 31, 2019 or 2018, respectively.

Note 7 — Leases
March 31, 2019 (ASC Topic 842 Disclosures)
Lessee Disclosures for Lease Accounting under ASC Topic 842
Accounting Policy — Management evaluates the Company’s leases based on the underlying asset groups. The assets currently underlying the Company’s leases include revenue equipment (primarily tractors and trailers), real estate (primarily buildings, office space, land, and drop yards), as well as technology and other equipment that supports business operations. Management’s significant assumptions and judgments include the determination of the discount rate (discussed below), as well as the determination of whether a contract contains a lease (specifically with respect to whether the Company's drop yard contracts contain identified assets).

•
Lease Term — The Company’s leases generally have lease terms corresponding to the useful lives of the underlying assets. Revenue equipment leases have fixed payment terms based on the passage of time, which is typically three to five years for tractors and five to seven years for trailers. Certain finance leases for revenue equipment contain renewal or fixed price purchase options. Real estate leases, excluding drop yards, generally have varying lease terms between five and fifteen years and may include renewal options. Drop yards include month-to-month leases, as well as leases with varying lease terms generally ranging from two to five years.

Options to renew or purchase the underlying assets are considered in the determination of the right-of-use asset and lease liability once reasonably certain of exercise.

•
Portfolio Approach — The Company typically leases its revenue equipment under master lease agreements, which contain general terms, conditions, definitions, representations, warranties and other general language, while the specific contract provisions are contained within the various individual lease schedules that fall under a master lease agreement. Each individual leased asset within a lease schedule is similar in nature (i.e. all tractors or all trailers) and has identical contract provisions to all of the other individual leased assets within the same lease schedule (such as the contract provisions discussed above). Management has elected to apply the portfolio approach to its revenue equipment leases, as accounting for its revenue equipment under the portfolio approach would not be materially different from separately accounting for each individual underlying asset as a lease. Each individual real estate and other lease is accounted for at the individual asset level.

•
Nonlease components — Management has elected to combine its nonlease components (such as fixed charges for common area maintenance, real estate taxes, utilities, and insurance) with lease components for each class of underlying asset, as applicable, as the nonlease components in the Company’s lease contracts typically are not material. These nonlease components are usually present within the Company’s real estate leases. The Company’s assets are generally insured by umbrella policies, in which the premiums change from one policy period to the next, making them variable in nature. Accordingly, these insurance costs are excluded from the Company’s calculation of right-of-use assets and corresponding lease liabilities.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

•
Short-term lease exemption — Management has elected to apply the short-term lease exemption to all asset groups. Accordingly, leases with terms of twelve months or less are not capitalized and continue to be expensed on a straight-line basis over the term of the lease. This primarily affects the Company’s drop yards and corresponding temporary structures on those drop yards. To a lesser extent, certain short-term leases for revenue equipment, technology, and other assets are affected.

•
Discount rate — The Company uses the rate implicit in the lease, when readily determinable. Otherwise the Company’s incremental borrowing rate is applied. Due to the unique structure of the Company’s revenue equipment leases, management believes that the rate implicit in the lease is readily determinable for such leases and the implicit rate is used. The Company’s use of the implicit rate (rather than the incremental borrowing rate) for its revenue equipment leases does not materially change the Company’s financial position or financial results either by financial statement caption or in total. The implicit interest rate is not readily determinable for the Company’s real estate and other leases. As such, management applies the Company’s incremental borrowing rate, which is defined by GAAP as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company's incremental borrowing rate is based on the results of an independent third-party valuation.

•
Residual values — The Company's finance leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term.

In connection with certain revenue equipment operating leases, the Company issues residual value guarantees, which provide that if the Company does not purchase the leased equipment from the lessor at the end of the lease term, then the Company is liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. To the extent management believes any manufacturer will refuse or be unable to meet its obligation, the Company recognizes additional rental expense to the extent the fair market value at the lease termination is expected to be less than the obligation to the lessor. Proceeds from the sale of equipment under the Company’s operating leases generally exceed the payment obligation on substantially all operating leases. Although the Company typically owes certain amounts to its lessors at the end of its revenue equipment leases, the Company’s equipment manufacturers have corresponding guarantees back to the Company as to the buyback value of the units.
Lease Cost — The components of the Company's lease cost were as follows:

Quarter Ended March 31, 2019
(in thousands)
Operating lease cost	$34,818
Short-term lease cost ¹	817
Sublease income	(90)
Rental expense	35,545

Finance lease cost:
Amortization of property and equipment	8,333
Interest expense	927
Total finance lease cost	9,260

Total operating and finance lease cost	$44,805

1	Short-term lease cost includes month-to-month and variable lease costs.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Lease Liability Calculation Assumptions — The assumptions underlying the calculation of the Company's right-of-use assets and lease liabilities are disclosed below.

	March 31, 2019
	Operating	Finance
Revenue equipment leases
Weighted average remaining lease term	2.7 years	2.0 years
Weighted average discount rate	2.2%	3.0%

Real estate and other leases
Weighted average remaining lease term	12.5 years	1.6 years
Weighted average discount rate	3.9%	2.0%

Maturity Analysis of Lease Liabilities (as Lessee) — Future minimum lease payments for all noncancelable leases were:

	March 31, 2019
	Operating	Finance
	(In thousands)
Remainder of 2019	$90,487	$51,968
2020	81,819	15,842
2021	44,956	30,845
2022	27,107	18,528
2023	13,783	1,347
Thereafter	26,251	9,572
Future minimum lease payments	284,403	128,102
Less: amounts representing interest	(23,611)	(6,994)
Present value of minimum lease payments	260,792	121,108
Less: current portion	(109,158)	(52,893)
Lease liabilities, less current portion	$151,634	$68,215

Supplemental Cash Flow Lease Disclosures — The following table sets forth cash paid for amounts included in the measurement of lease liabilities:

Quarter Ended March 31, 2019
(in thousands)
Operating cash flows from operating leases	$36,400
Operating cash flows from finance leases	926
Financing cash flows from finance leases	8,391

Refer to Note 15 for information regarding the leasing transactions between the Company and related parties.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Lessor Disclosures for Lease Accounting under ASC Topic 842
The Company's wholly-owned financing subsidiaries lease revenue equipment to the Company's independent contractors under operating leases, which generally have terms between three and four years, and include renewal and purchase options. These leases also include variable charges associated with miles driven in excess of the stipulated allowable miles in the contract, which are accounted for separately and presented in the table below. Lease classification is determined based on minimum rental receipts per the agreement, including residual value guarantees, when applicable, as well as receivables due to the Company upon default or cross-default. When independent contractors default on their leases, the Company typically re-leases the equipment to other independent contractors. As such, future lease receipts reflect original leases and re-leases.
Revenue equipment represents a majority of the Company's owned assets underlying the Company's leases as lessor. As of March 31, 2019, the gross carrying value of such revenue equipment underlying these leases was $96.8 million and accumulated amortization was $29.5 million. Depreciation is calculated on a straight-line basis down to the residual value, as applicable, over the estimated useful life of the equipment. During the quarter ended March 31, 2019, the Company incurred $3.8 million of depreciation expense for these assets.
Additionally, the Company periodically leases out real estate for use by third parties, some of which are subleases. These leases have varying terms, and may include renewal options.
Management’s significant assumptions and judgments include the determination of the amount the Company expects to derive from the underlying asset at the end of the lease term, as well as whether a contract contains a lease.
Lease Revenue and Rental Income — The components of the Company's lease revenue are included in "Revenue, excluding fuel surcharge" and the Company's rental income is included in "Other income, net" in the condensed consolidated income statements. These amounts are disclosed in the table below.

Quarter Ended March 31, 2019
(in thousands)
Operating lease revenue	$12,957
Variable lease revenue	511
Total lease revenue [1]	$13,468

Rental income [2]	$2,441

1	Primarily represents operating revenue earned by the Company's financing subsidiaries for leasing equipment to third-party independent contractors.

2	Represents non-operating income earned from leasing real estate to third parties.
Maturity Analysis of Lease Receivables (as Lessor) — Future minimum lease receivables for all noncancelable leases were:

March 31, 2019
(In thousands)
Remainder of 2019	$41,091
2020	39,735
2021	25,321
2022	9,900
2023	1,118
Thereafter	1,761
Future minimum lease receivables	$118,926

Refer to Note 15 for information regarding the leasing transactions between the Company and related parties.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

December 31, 2018 (ASC Topic 840 Disclosures)
Note: The ASC Topic 840 Comparative Approach for adopting ASC Topic 842 requires companies to provide disclosures for all periods that continue to be in accordance with ASC Topic 840. Refer to Note 2 for more information regarding the Company's adoption methods and impact of adoption for ASC Topic 842.
The Company finances a portion of its revenue equipment under capital and operating leases and certain terminals under operating leases.
Capital Leases (as Lessee) — The Company's capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term. Certain leases contain renewal or fixed price purchase options. The present value of obligations under capital leases is included under "Capital lease obligations and long-term debt – current portion" and "Capital lease obligations – less current portion" in the condensed consolidated balance sheets. As of December 31, 2018, the leases were collateralized by revenue equipment with a cost of $154.3 million and accumulated amortization of $34.2 million. Amortization of the equipment under capital leases is included in "Depreciation and amortization of property and equipment" in the Company's condensed consolidated income statements.
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
Operating and Capital Leases (as Lessee) — Annual future minimum lease payments for all noncancelable leases were:

	December 31, 2018
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

December 31, 2018
(In thousands)
2019	$54,080
2020	37,694
2021	22,991
2022	8,343
2023	13
Thereafter	—
Future minimum lease payments receivable	$123,121

Lease classification is determined based on minimum rental payments per the agreement, including residual value guarantees, when applicable, as well as receivables due to the Company upon default or cross-default. When independent contractors default on their leases, the Company typically re-leases the equipment to other independent contractors. As such, future minimum lease payments reflect original leases and re-leases.

Note 8 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In thousands)
Goodwill, balance at December 31, 2018	$2,919,176
Amortization relating to deferred tax assets	(2)
Abilene Acquisition ¹	48
Goodwill, balance at March 31, 2019	$2,919,222

1	The goodwill associated with the Abilene Acquisition was allocated to the Trucking segment and was adjusted for equipment losses and claims incurred prior to the acquisition.
There were no goodwill impairments recorded during the quarter ended March 31, 2019 or 2018.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Other Intangible Assets
Other intangible asset balances were as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Customer relationships and non-compete:
Gross carrying amount	$838,100	$838,100
Accumulated amortization	(67,773)	(57,081)
Customer relationships and non-compete, net	$770,327	$781,019
Trade names:
Gross carrying amount	639,900	639,900
Intangible assets, net	$1,410,227	$1,420,919

As of March 31, 2019, management anticipates that the composition and amount of amortization associated with intangible assets will be $32.1 million for the remainder of 2019, $42.7 million for each of the years 2020 through 2021, $42.6 million in 2022, and $42.3 million in 2023. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Note 9 — Income Taxes
Effective Tax Rate — The quarter-to-date March 31, 2019 and March 31, 2018 effective tax rates were 24.0% and 21.2%, respectively. The Company recognized discrete items relating to the partial release of its reserve for uncertain tax positions and stock compensation deductions during the quarter ended March 31, 2019. The Company also recognized discrete items relating to stock compensation deductions and a favorable audit settlement of nondeductible penalties during the quarter ended March 31, 2018.
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
Unrecognized Tax Benefits — During the quarter ended March 31, 2019, the Company reduced its reserve by $0.8 million for uncertain tax positions relating to various state tax items. Management believes it is reasonably possible that a decrease of up to $2.7 million in unrecognized tax benefits relating to Federal credits and deductions may be necessary within the next twelve months.
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits as of March 31, 2019 and December 31, 2018 were approximately $1.0 million and $1.4 million, respectively.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by various state and federal jurisdictions for tax years ranging from 2011 through 2017. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2013 remain subject to examination.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 10 — Accounts Receivable Securitization
The 2018 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets. As of March 31, 2019, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2018 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of March 31, 2019. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
The following table summarizes the key terms of the 2018 RSA (dollars in thousands):

2018 RSA
Effective date	July 11, 2018
Final maturity date	July 9, 2021
Borrowing capacity	$325,000
Accordion option ¹	$175,000
Unused commitment fee rate ²	20 to 40 basis points
Program fees on outstanding balances ³	one-month LIBOR + 80 to 100 basis points

1	The accordion option increases the maximum borrowing capacity, subject to participation of the purchasers.

2	The 2018 RSA commitment fee rate is based on the percentage of the maximum borrowing capacity utilized.

3	The 2018 RSA program fee is based on the Company's consolidated total net leverage ratio.
Availability under the 2018 RSA is calculated as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Borrowing base, based on eligible receivables	$280,700	$325,000
Less: outstanding borrowings ¹	(175,000)	(240,000)
Less: outstanding letters of credit	(70,649)	(70,900)
Availability under accounts receivable securitization facilities	$35,051	$14,100

1
Outstanding borrowings are included in "Accounts receivable securitization" in the condensed consolidated balance sheets. Interest accrued on the aggregate principal balance at a rate of 3.4% and 3.2% as of March 31, 2019 and December 31, 2018, respectively.

Program fees and unused commitment fees are recorded in "Interest expense" in the condensed consolidated income statements. The Company incurred accounts receivable securitization program fees of $2.0 million and $2.0 million during the quarters ended March 31, 2019 and 2018, respectively.
Refer to Note 17 for information regarding the fair value of the 2018 RSA.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 11 — Commitments
Purchase Commitments
As of March 31, 2019, the Company had outstanding commitments to acquire revenue equipment of $593.7 million in 2019 ($539.5 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, finance leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of March 31, 2019, the Company had outstanding purchase commitments to acquire facilities and non-revenue equipment of $7.1 million in the remainder of 2019, $0.6 million in 2020, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
Transportation Resource Partners
Since 2003, Knight has entered into partnership agreements with entities that make privately-negotiated equity investments, including Transportation Resource Partners, Transportation Resource Partners III, LP, TRP Capital Partners, LP, TRP CoInvest Partners, (NTI) I, LP, TRP CoInvest Partners, (QLS) I, LP, and TRP Coinvest Partners, FFR I, LP. In these agreements, Knight committed to invest in return for an ownership percentage. During the first quarter of 2019, Knight entered into and fulfilled a $5.0 million commitment to invest in TRP Coinvest FFR. There were no other material changes related to the TRP commitments during the first quarter of 2019.

Note 12 — Contingencies and Legal Proceedings
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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $87.9 million, relating to the Company's outstanding legal proceedings as of March 31, 2019.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

EMPLOYEE COMPENSATION AND PAY PRACTICES MATTERS
Washington Overtime Class Actions
The plaintiffs allege one or more of the following, pertaining to Washington state-based driving associates: that Swift 1) failed to pay minimum wages; 2) failed to pay overtime; 3) failed to pay all wages due at established pay periods; 4) failed to provide proper meal and rest periods; 5) failed to provide accurate wage statements; and 6) unlawfully deducted from employee wages. The plaintiffs seek unpaid wages, exemplary damages, interest, other costs, and attorneys' fees.

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Troy Slack ¹	Swift Transportation Company of Arizona, LLC and Swift Transportation Corporation	September 9, 2011	United States District Court for the Western District of Washington

Julie Hedglin ¹	Swift Transportation Company of Arizona, LLC and Swift Transportation Corporation	January 14, 2016	United States District Court for the Western District of Washington
Recent Developments and Current Status
In February 2019, the court granted final approval of the Slack settlement. Additionally, in January 2019, the court granted preliminary approval of the settlement in the Hedglin matter. The likelihood that a loss has been incurred for the Slack and Hedglin matters is probable and estimable, and the loss has accordingly been accrued.

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

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
John Burnell ¹	Swift Transportation Co., Inc	March 22, 2010	United States District Court for the Central District of California

James R. Rudsell ¹	Swift Transportation Co. of Arizona, LLC and Swift Transportation Company	April 5, 2012	United States District Court for the Central District of California
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. As such, the likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued, as of March 31, 2019.

1	Individually and on behalf of all others similarly situated.

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

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Joseph Sheer, Virginia Van Dusen, Jose Motolinia, Vickii Schwalm, Peter Wood ¹	Swift Transportation Co., Inc., Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew	December 22, 2009	Unites States District Court of Arizona and Ninth Circuit Court of Appeals
Recent Developments and Current Status
In April 2019, the court granted preliminary approval of the settlement in this matter. Based on the above, the likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued, as of March 31, 2019.

1	Individually and on behalf of all others similarly situated.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Self Insurance
The Company is insured against auto liability ("AL") claims under self-insured retention ("SIR") policies. Effective November 1, 2018, all AL claims provide for coverage up to $250.0 million per occurrence. Knight's AL claims have SIRs ranging from $1.0 million to $3.0 million per occurrence depending on the policy period with per occurrence limits of $130.0 million prior to November 1, 2018. Swift AL claims have $250.0 million of coverage per occurrence ($350.0 million aggregated limits through October 31, 2016), subject to a $10.0 million SIR per occurrence.
For the policy periods March 1, 2017 through February 28, 2020, the Knight SIR is $1.0 million with additional responsibility up to $1.6 million per occurrence within its primary limit and applicable aggregate limits. For the policy period March 1, 2016 to March 1, 2017, the Knight SIR was $2.5 million with no additional aggregate limits or deductibles within the primary AL policy. Knight also carries a $2.5 million aggregate deductible for any loss or losses within the excess coverage layer.
The Company is self-insured for workers' compensation coverage. Swift maintains statutory coverage limits, subject to a $5.0 million SIR for each accident or disease. Effective March 1, 2019, Knight maintains statutory coverage limits, subject to a $2.0 million SIR for each accident or disease.  Prior to March 1, 2019, the Knight SIR was $1.0 million per occurrence. Additionally, through Knight, the Company maintains primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $0.3 million per claimant. Since January 1, 2015, Swift has been fully insured on its medical benefits, subject to contributed premiums.

Note 13 — Share Repurchase Plan
On June 5, 2018, the Company announced that the Board approved the repurchase of up to $250.0 million of the Company's outstanding common stock (the "Knight-Swift Repurchase Plan"). During the quarter ended March 31, 2019, the Company did not purchase any shares of its common stock under the Knight-Swift Repurchase Plan, and as such, $70.7 million in authorized purchases remained as of March 31, 2019.

Note 14 — Weighted Average Shares Outstanding
Basic and diluted earnings per share, as presented in the condensed consolidated income statements, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended March 31,
	2019	2018
	(In thousands)
Basic weighted average common shares outstanding	172,971	178,160
Dilutive effect of equity awards	637	1,081
Diluted weighted average common shares outstanding	173,608	179,241
Anti-dilutive shares excluded from diluted earnings per share ¹	997	91

1
Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of Knight-Swift's common stock for the periods presented.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 15 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	Quarter Ended March 31,
	2019		2018
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Freight Services:
Central Freight Lines ¹	$3,116	$—	$427	$—
SME Industries ¹	155	—	249	—
Total	$3,271	$—	$676	$—
Facility and Equipment Leases:
Central Freight Lines ¹	$244	$93	$241	$92
Other Affiliates ¹	4	—	6	—
Total	$248	$93	$247	$92
Other Services:
Updike Distribution and Logistics ²	$1	$—	$545	$—
Other Affiliates ¹	9	662	9	603
Total	$10	$662	$554	$603

1
Entities affiliated with former Board member Jerry Moyes include Central Freight Lines, SME Industries, Compensi Services, and DPF Mobile. Transactions with these entities that are controlled by and/or are otherwise affiliated with Jerry Moyes, include freight services, facility and equipment leases, equipment sales, and other services.

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
The following is a rollforward of the accrued liability for the consulting fees:

(In thousands)
Accrued consulting fees – Jerry Moyes, balance at December 31, 2018 1a	$2,225
Less: payments	(600)
Accrued consulting fees – Jerry Moyes, balance at March 31, 2019 1a	$1,625

1a	The balance is included in "Accrued liabilities" in the condensed consolidated balance sheet.

2
Knight had an arrangement with Updike Distribution and Logistics, a company that is owned by the father and three brothers of Executive Vice President of Sales and Marketing, James Updike, Jr. The arrangement allowed Updike Distribution and Logistics to purchase fuel from Knight's vendors at cost, plus an administrative fee. The arrangement was discontinued during the second quarter of 2018. Activities in the quarter ended March 31, 2019 pertain to sales of spare parts.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Receivables and payables pertaining to related party transactions were:

	March 31, 2019		December 31, 2018
	Receivable	Payable	Receivable	Payable
	(In thousands)
Central Freight Lines	$1,825	$—	$254	$—
SME Industries	54	—	24	—
Other Affiliates	—	9	—	20
Total	$1,879	$9	$278	$20

Note 16 — Information by Segment and Geography
Segment Information
As discussed in Note 1, the Company reorganized its reportable segments during the first quarter of 2019. Accordingly, the Company now has three reportable segments: Trucking, Logistics, and Intermodal, as well as the non-reportable segments, discussed below. Based on how economic factors affect the nature, amount, timing, and uncertainty of revenue or cash flows, the Company disaggregates revenues by reportable segment for the purposes of applying the ASC Topic 606 guidance.
Trucking
The Trucking segment is comprised of irregular route and dedicated dry van, refrigerated, expedited, flatbed, and cross-border operations. Abilene's trucking operations are also included after the March 16, 2018 acquisition date.
Logistics
The Logistics segment is primarily comprised of brokerage and other freight management services. Abilene's logistics operations are also included after the March 16, 2018 acquisition date.
Intermodal
The Intermodal segment includes revenue generated by moving freight over the rail in the Company's containers and other trailing equipment, combined with the Company's revenue for drayage to transport loads between the railheads and customer locations.
Non-reportable
The non-reportable segments include support services provided to the Company's customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, as well as certain corporate expenses (such as legal settlements and accruals and amortization of intangibles related to the 2017 Merger).
Intersegment Eliminations
Certain operating segments provide transportation and related services for other affiliates outside of their reportable segment. For certain operating segments, such services are billed at cost, and no profit is earned. For the other operating segments, revenues for such services are based on negotiated rates, and are reflected as revenues of the billing segment. These rates are adjusted from time to time, based on market conditions. Such intersegment revenues and expenses are eliminated in Knight-Swift's consolidated results.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following tables present the Company's financial information by segment:

	Quarter Ended March 31,
	2019	2018 (recast)
Revenue:	(In thousands)
Trucking	$973,245	$1,037,364
Logistics	88,952	89,189
Intermodal	116,367	110,267
Subtotal	$1,178,564	$1,236,820
Non-reportable segments	37,764	49,691
Intersegment eliminations	(11,793)	(15,379)
Total revenue	$1,204,535	$1,271,132

	Quarter Ended March 31,
	2019	2018 (recast)
Operating income (loss):	(In thousands)
Trucking	$115,175	$100,251
Logistics	7,283	3,959
Intermodal	2,361	3,948
Subtotal	$124,819	$108,158
Non-reportable segments	(8,520)	(14,414)
Operating income	$116,299	$93,744

	Quarter Ended March 31,
	2019	2018 (recast)
Depreciation and amortization of property and equipment:	(In thousands)
Trucking	$84,510	$77,059
Logistics	155	124
Intermodal	3,360	2,773
Subtotal	$88,025	$79,956
Non-reportable segments	12,912	13,907
Depreciation and amortization of property and equipment	$100,937	$93,863

Geographical Information
In the aggregate, total revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for the quarters ended March 31, 2019 and 2018. Additionally, long-lived assets on the Company's foreign subsidiary balance sheets were less than 5.0% of consolidated total assets as of March 31, 2019 and December 31, 2018.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 17 — Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of March 31, 2019 and December 31, 2018, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
The estimated fair values of the Company's financial instruments as of March 31, 2019 and December 31, 2018 represent management's best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects management's own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.
The following summary presents a description of the methods and assumptions used to estimate the fair value of each class of financial instrument.
Restricted Investments, Held-to-Maturity — The estimated fair value of the Company's restricted investments, held-to-maturity, is based on quoted prices in active markets that are readily and regularly obtainable. See Note 5 for additional disclosures regarding restricted investments, held-to-maturity.
Transportation Resource Partners — The estimated fair value of the Company's investments with Transportation Resource Partners are privately negotiated equity investments.The carrying amount of these investments approximates the fair value.
Debt Instruments and Leases — For notes payable under the Revolver and the Term Loan, fair value approximates the carrying value due to the variable interest rate. The carrying value of the 2018 RSA approximates fair value, as the underlying receivables are short-term in nature and only eligible receivables (such as those with high credit ratings) are qualified to secure the borrowed amounts. For finance and operating leases, the carrying value approximates the fair value, as the Company's finance and operating leases are structured to amortize in a manner similar to the depreciation of the underlying assets.
Other — Cash and cash equivalents, restricted cash, net accounts receivable, income tax refund receivable, and accounts payable represent financial instruments for which the carrying amount approximates fair value, as they are short-term in nature. These instruments are accordingly excluded from the disclosures below. All remaining balance sheet amounts excluded from the below are not considered financial instruments, subject to this disclosure.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Restricted investments, held-to-maturity ¹	$11,640	$11,638	$17,413	$17,398
Transportation Resource Partner Investments ²	30,139	30,139	20,646	20,646

Financial Liabilities:
Term Loan, due October 2020 ³	$364,649	$365,000	$364,590	$365,000
2018 RSA, due July 2021 [4]	174,645	175,000	239,606	240,000
Revolver, due October 2022	60,000	60,000	195,000	195,000

1	Refer to Note 5 for discussion about the differences between the carrying amounts and estimated fair values of the Company's restricted investments, held-to-maturity.

2	The investments are included in "Other long-term assets" on the condensed consolidated balance sheets.

3	The carrying amount of the Term Loan is included in "Long-term debt, less current portion," and is net of $0.4 million in deferred loan costs as of March 31, 2019 and December 31, 2018.

4	The carrying amount of the 2018 RSA is included in "Accounts receivable securitization," and is net of $0.4 million in deferred loan costs as of March 31, 2019 and December 31, 2018.
Recurring Fair Value Measurements — As of March 31, 2019 and December 31, 2018, there were no major categories of assets or liabilities on the condensed consolidated balance sheets estimated at fair value that were measured on a recurring basis.
Nonrecurring Fair Value Measurements (Assets) — As of March 31, 2019, the Company had no major categories of assets estimated at fair value that were measured on a nonrecurring basis. The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of December 31, 2018:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses
	(In thousands)
As of December 31, 2018
Software ¹	$—	$—	$—	$—	$(550)
Equipment ²	2,800	—	2,800		(2,248)

1	During the fourth quarter of 2018, the Company incurred impairment charges related to replaced software systems of $0.6 million.

2
During the fourth quarter of 2018, the Company identified a potential impairment when performing a cost analysis related to the operation of the Company's airplane. Once a potential impairment was identified, the Company performed a valuation using a market approach primarily based upon recent sales history of similar aircraft and industry publications (Level 2 inputs). The Company determined that the asset was impaired and incurred related charges of $2.2 million, which were allocated between the Trucking and Logistics segments based on each segment’s use of the asset.

Nonrecurring Fair Value Measurements (Liabilities) — As of March 31, 2019 and December 31, 2018, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

•	any projections of or guidance regarding earnings, earnings per share, revenues, cash flows, dividends, capital expenditures, or other financial items,

•	any statement of plans, strategies, and objectives of management for future operations,

•	any statements concerning proposed acquisition plans, new services or developments,

•	any statements regarding future economic conditions or performance, and

•	any statements of belief and any statements of assumptions underlying any of the foregoing.
In this Quarterly Report, forward-looking statements include statements we make concerning:

•	the ability of our infrastructure to support future growth, whether we grow organically or through potential acquisitions,

•	the future impact of the 2017 Merger and the Abilene Acquisition, including achievement of anticipated synergies,

•	the flexibility of our model to adapt to market conditions,

•	our ability to recruit and retain qualified driving associates,

•	future safety performance,

•	future performance of our segments or businesses,

•	our ability to gain market share,

•	our ability and desire to expand our brokerage and intermodal operations,

•	future equipment prices, our equipment purchasing or leasing plans, and our equipment turnover (including expected tractor trade-ins),

•	our ability to sublease equipment to independent contractors,

•	the impact of pending legal proceedings,

•	the expected freight environment, including freight demand and volumes,

•	economic conditions and growth, including future inflation, consumer spending, supply chain conditions, and US Gross Domestic Product ("GDP") changes,

•	our ability to obtain favorable pricing terms from vendors and suppliers,

•	expected liquidity and methods for achieving sufficient liquidity,

•	future fuel prices and the expected impact of fuel efficiency initiatives,

•	future expenses and our ability to control costs,

•	future operating profitability,

•	future third-party service provider relationships and availability,

•	future contracted pay rates with independent contractors and compensation arrangements with driving associates,

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•	our expected need or desire to incur indebtedness,

•	future capital expenditures and expected sources of liquidity, capital allocation, capital structure, capital requirements, and growth strategies and opportunities,

•	expected capital expenditures,

•	future mix of owned versus leased revenue equipment,

•	future asset utilization,

•	future return on capital,

•	future share repurchases and dividends,

•	future tax rates,

•	future trucking industry capacity and balance between industry demand and capacity,

•	future rates,

•	future depreciation and amortization,

•	expected tractor and trailer fleet age,

•	future investment in and deployment of new or updated technology,

•	political conditions and regulations, including trade regulation, quotas, duties, or tariffs, and any future changes to the foregoing,

•	future purchased transportation expense, and

•	others.
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "objective," "continue," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A "Risk Factors" in our 2018 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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

Reference to Annual Report
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements (unaudited) and footnotes included in this Quarterly Report, as well as the consolidated financial statements and footnotes included in our 2018 Annual Report.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Executive Summary
Company Overview
Knight-Swift Transportation Holdings Inc. is North America's largest truckload carrier and a provider of transportation solutions, headquartered in Phoenix, Arizona. The Company provides multiple truckload transportation, intermodal, and logistics services using a nationwide network of business units and terminals in the US and Mexico to serve customers throughout North America. In addition to its truckload services, Knight-Swift also contracts with third-party capacity providers to provide a broad range of shipping solutions to its customers while creating quality driving jobs for our driving associates and successful business opportunities for independent contractors. Our three reportable segments are Trucking, Logistics, and Intermodal. Additionally, we have various non-reportable segments. Refer to Note 1 and Note 16 in Part I, Item 1 of this Quarterly Report for descriptions of our segments.
Our objective is to operate our business with industry-leading margins and growth while providing safe, high-quality, cost-effective solutions for our customers.
Revenue

•
Our trucking services include irregular route and dedicated dry van, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base. We primarily generate revenue by transporting freight for our customers through our Trucking segment.

•
Our brokerage and intermodal operations provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. Revenue in our brokerage and intermodal operations is generated through our Logistics and Intermodal segments.

•
Our non-reportable segments include support services provided to our customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, as well as certain corporate expenses (such as legal settlements and accruals and amortization of intangibles related to the 2017 Merger).

•
In addition to the revenues earned from our customers for the trucking and non-trucking services discussed above, we also earn fuel surcharge revenue from our customers through our fuel surcharge program, which serves to recover a majority of our fuel costs. This applies only to loaded miles and typically does not offset non-paid empty miles, idle time, and out-of-route miles driven. Fuel surcharge programs involve a computation based on the change in national or regional fuel prices. These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.

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
Operating Statistics — We measure our consolidated and segment results through certain operating statistics, which are discussed under "Results of Operations — Segments — Operating Statistics," below. Our results are affected by various economic, industry, operational, regulatory, and other factors, which are discussed in detail in "Part I, Item 1A. Risk Factors," in our 2018 Annual Report as well as in various disclosures in our press releases, stockholder reports, and other filings with the SEC.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Financial Overview

	Quarter Ended March 31,
	2019	2018
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,204,535	$1,271,132
Revenue, excluding fuel surcharge	$1,078,138	$1,124,172
Net income attributable to Knight-Swift	$87,938	$70,364
Diluted EPS	$0.51	$0.39
Operating Ratio	90.3%	92.6%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift ¹	$96,181	$78,511
Adjusted EPS ¹	$0.55	$0.44
Adjusted Operating Ratio ¹ (2018 – recast)	88.4%	90.9%

Revenue equipment:
Average tractors ²	18,934	19,650
Average trailers ³ (2018 – recast)	58,934	65,336
Average containers	9,866	9,121

1
Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, and Adjusted Operating Ratio are non-GAAP financial measures and should not be considered alternatives, or superior to, the most directly comparable GAAP financial measures. However, management believes that presentation of these non-GAAP financial measures provides useful information to investors regarding the Company's results of operations. Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, and Adjusted Operating Ratio are reconciled to the most directly comparable GAAP financial measures under "Non-GAAP Financial Measures," below.

2
Reflects operational tractors within the Trucking segment, including company tractors and tractors owned by independent contractors. Our tractor fleet had a weighted average age of 2.1 years and 2.6 years for the quarters ended March 31, 2019 and 2018, respectively.

3	Our trailer fleet had a weighted average age of 7.2 and 7.4 years for the quarters ended March 31, 2019 and 2018, respectively.
Recent Consolidated Results of Operations and Quarter-End Financial Condition
Trends and Outlook — The freight market experienced a return of balance during the first quarter of 2019, following a strong year for the market in 2018. As a result of strong market fundamentals in 2018, capacity increased in the market as tractor orders were at record levels and trucking employment began to grow. The supply expansion in 2018 is already showing signs of rationalization as truck orders have declined significantly, trucking employment numbers are slowing, and the used equipment market has begun to soften. We expect these trends to continue during the remainder of 2019. Freight volumes exhibited typical seasonal declines in the industry and were negatively affected by exporters hastening product shipments in the prior year to avoid tariffs, both of which loosened trucking capacity and tempered pricing in the first quarter of 2019. Freight volumes may be affected in the remainder of 2019 by a potential surplus of inventories in the US supply chain.
Driver sourcing continues to be a headwind for the trucking industry, as, among other market factors, the national unemployment rate remained low, ending the first quarter of 2019 at 3.8%. Additionally, increased competition for driving academy graduates and experienced hires, as well as increased safety regulations continued to hamper driver sourcing efforts throughout the industry.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The US economy grew at a moderate pace during the first quarter of 2019, as indicated by an expected annualized growth rate of 3.2%. Third-party forecasts note that the US gross domestic product will continue to grow throughout the remainder of the year, but at a slower pace than in 2018. The first quarter 2019 US employment cost index rose 2.8% and 0.7% on a year-over-year and sequential basis, respectively. The tight US labor market is expected to continue to remain inflationary, likely prompting employers to raise employee pay rates and improve benefits throughout the remainder of 2019.
Our consolidated operations continued to show progress during the first quarter of 2019, generating a 24.1% increase in operating income despite a 5.2% decrease in total revenue, as compared to the first quarter of 2018. Our Trucking segment, which includes our irregular route, dedicated, and refrigerated operations, improved its Adjusted Operating Ratio to 86.7% in the first quarter of 2019 from 88.9% in the first quarter of 2018, and sequentially increased the average tractor count to 18,934 during the first quarter of 2019. An improvement in Adjusted Operating Ratio in the Logistics segment to a 91.6% in the first quarter of 2019 from a 95.4% in the first quarter of 2018 was supported by solid margin performance, as we navigated the soft freight market utilizing our proprietary technology and market intelligence tools. Results within the Intermodal segment were negatively affected by weather, service, and capacity issues, giving rise to an Adjusted Operating Ratio of 98.0% in the first quarter of 2019, as compared to 96.4% in the first quarter of 2018.
Overall, we are pleased that our ability to deploy assets effectively in a less robust market, together with enterprise-wide efforts to improve our drivers' experience and safety, and a relentless focus on cost control, delivered strong first quarter results for our stockholders. We continue to see opportunities in our trucking segments to improve yields, increase revenue per tractor, and enhance our ability to source and retain drivers without compromising our commitment to improve safety. In this environment, we will continue to monitor the markets in order to evaluate acquisition candidates, share repurchase opportunities, and other opportunities that create value for our stockholders and further advance our long-term strategies.
Note: The reported results do not include the results of operations of Abilene on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction.
Comparison Between the Quarters Ended March 31, 2019 and 2018 — The $17.6 million increase in net income attributable to Knight-Swift to $87.9 million during the quarter ended March 31, 2019 from $70.4 million during the same period last year includes the following:

•
Contributor — $22.6 million increase in operating income, primarily due to the Trucking and Logistics segments' results, which are discussed within "Results of Operations — Segments," below. This increase was driven by our ability to deploy assets effectively in a less robust market, together with enterprise-wide efforts to improve our drivers' experience and safety, our brokerage gross margin, and a relentless focus on cost control.

•	Contributor — $4.0 million increase in "Other income, net" related to income generated from our various investments in Transportation Resource Partners.

•
Offset — $8.9 million increase in income tax expense primarily due to an increase in earnings and a decrease in stock compensation deductions recognized as discrete items in the first quarter of 2019 as compared to the first quarter of 2018. These factors resulted in an effective tax rate of 24.0% and 21.2% for the first quarter of 2019 and 2018, respectively.

See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.
Liquidity and Capital — During the quarter ended March 31, 2019, we generated $243.5 million in cash flows from operations, used $49.1 million for capital expenditures (net of equipment sales proceeds), significantly reduced our operating lease liabilities, and returned $10.7 million to our stockholders in the form of quarterly dividends. We ended the quarter with $60.2 million in unrestricted cash and cash equivalents, a $60.0 million balance on the Revolver, $365.0 million in face value of long-term debt, and $5.5 billion of stockholders' equity. See discussion under "Liquidity and Capital Resources" and "Off-Balance Sheet Arrangements" for additional information.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segments
During the first quarter of 2019, the Company reorganized its reportable segments. Accordingly, the Company now has three reportable segments: Trucking, Logistics, and Intermodal, as well as certain non-reportable segments. Refer to Notes 1 and 16 to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report for descriptions of the operations of these reportable segments.
Consolidating Tables for Total Revenue and Operating Income

	Quarter Ended March 31,
	2019	2018 (recast)
Revenue:	(In thousands)
Trucking	$973,245	$1,037,364
Logistics	88,952	89,189
Intermodal	116,367	110,267
Subtotal	$1,178,564	$1,236,820
Non-reportable segments	37,764	49,691
Intersegment eliminations	(11,793)	(15,379)
Total revenue	$1,204,535	$1,271,132

	Quarter Ended March 31,
	2019	2018 (recast)
Operating income (loss):	(In thousands)
Trucking	$115,175	$100,251
Logistics	7,283	3,959
Intermodal	2,361	3,948
Subtotal	$124,819	$108,158
Non-reportable segments	(8,520)	(14,414)
Operating income	$116,299	$93,744

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
Average Revenue per Tractor — This operating statistic is used to measure productivity within our Trucking segment and represents the average revenue per tractor based on revenue, excluding trucking fuel surcharge for the period.
Average Revenue per Load — This operating statistic is used within our Logistics and Intermodal segments and represents the average revenue per load based on revenue for the period.
Average Length of Haul — This represents the average of our miles with loaded trailer cargo and is used within our Trucking segment.
Non-paid Empty Miles Percentage — Our Trucking segment monitors this operating statistic, which represents the percentage of our miles without trailer cargo.
Average Tractors — We use this measure for our Trucking and Intermodal segments. This operating statistic represents the average tractors in operation during the period.
Average Trailers — This represents the average trailers in operation during the period and is monitored within our Trucking segment.
Total Miles per Tractor — Our Trucking segment monitors this operating statistic, which represents the average number of total miles (including loaded and empty miles) a tractor travels during the period.
Average Containers — Our Intermodal segment uses this measure to monitor the average number of containers in operation during the period.
Gross Margin Percentage – Brokerage Only — This measure is used in our brokerage business within the Logistics segment and represents brokerage gross margin (revenue, excluding intersegment transactions, less purchased transportation expense) as a percentage of brokerage revenue, excluding intersegment transactions.
GAAP Operating Ratio and Adjusted Operating Ratio — Operating Ratio is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. We consider these ratios as important measures of our operating profitability for each of our reportable segments. GAAP Operating Ratio is operating expenses as a percentage of total revenue, or the inverse of operating margin, and produces an indication of operating efficiency. Consolidated and segment Adjusted Operating Ratios are reconciled to their corresponding GAAP Operating Ratios under "Non-GAAP Financial Measures," below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Trucking Segment
We generate revenue in the Trucking segment primarily through dry van, refrigerated, flat-bed, and cross-border service offerings. Generally, we are paid a predetermined rate per mile or per load for our trucking services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Trucking segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
The most significant expenses in the Trucking segment are primarily variable and include fuel and fuel taxes, driving associate-related expenses (such as wages, benefits, training, and recruitment), and costs associated with independent contractors primarily included in "Purchased transportation" in the condensed consolidated income statements. Maintenance expense (which includes costs for replacement tires for our revenue equipment) and insurance and claims expenses have both fixed and variable components. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. The main fixed costs in the Trucking segment are depreciation and rent expenses from leasing and acquiring revenue equipment and terminals, as well as compensating our non-driver employees.

	Quarter Ended March 31,		Increase (Decrease)
	2019	2018 (recast)
	(Dollars in thousands, except per tractor data)
Total revenue	$973,245	$1,037,364	(6.2%)
Revenue, excluding trucking fuel surcharge and intersegment transactions	$865,630	$908,254	(4.7%)
GAAP: Operating income	$115,175	$100,251	14.9%
Non-GAAP: Adjusted Operating Income ³	$115,524	$100,416	15.0%
Average revenue per tractor ¹	$45,718	$46,222	(1.1%)
GAAP: Operating Ratio ¹	88.2%	90.3%	(210	bps)
Non-GAAP: Adjusting Operating Ratio ¹ ³	86.7%	88.9%	(220	bps)
Non-paid empty miles percentage ¹	12.9%	12.3%	60	bps
Average length of haul (miles) ¹	429	422	1.7%
Total miles per tractor ¹	22,523	24,681	(8.7%)
Average tractors in operation during period ¹ ²	18,934	19,650	(3.6%)
Average trailers in operation during period ¹	58,934	65,336	(9.8%)

1	Defined under "Operating Statistics," above.

2	Includes 16,208 and 15,729 average company-owned tractors for the first quarter of 2019 and 2018, respectively.

3	Refer to "Non-GAAP Financial Measures" below.
Comparison Between the Quarters Ended March 31, 2019 and 2018 — The Trucking segment's total revenue and revenue, excluding trucking fuel surcharge and intersegment transactions, decreased $64.1 million and $42.6 million, respectively. Our revenue per loaded mile, excluding fuel surcharge and intersegment transactions, increased 9.4% compared to the first quarter of 2018. This was partially offset by an 8.7% decrease in miles per tractor and a 3.6% decrease in average tractor count, compared to the first quarter of 2018.
Operating Ratio and Adjusted Operating Ratio improved by 210 and 220 basis points, respectively, resulting in a 14.9% improvement in operating income and a 15.0% improvement in Adjusted Operating Income. Our focus in our Trucking segment remains on developing our freight network, improving the productivity of our assets and controlling costs in areas where we have experienced higher than normal inflation, such as maintenance, driving associate pay, and professional fees.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Logistics Segment
The Logistics segment is less asset-intensive than the Trucking segment and is dependent upon capable non-driver employees, modern and effective information technology, and third-party capacity providers. Logistics revenue is primarily generated by its brokerage operations and freight management services provided to our customers. We generate additional revenue by offering specialized logistics solutions (including, but not limited to, origin management, surge volume, disaster relief, special projects, and other logistic needs). Logistics revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through third-party capacity providers, and our ability to secure third-party capacity providers to transport customer freight.
The most significant expense in the Logistics segment is the (primarily) variable cost of purchased transportation that we pay to third-party capacity providers, included in "Purchased transportation" in the condensed consolidated income statements. Variability in this expense depends on truckload capacity, availability of third-party capacity providers, rates charged to customers, current freight demand, and customer shipping needs. Fixed Logistics operating expenses primarily include non-driver employee compensation and benefits recorded in "Salaries, wages, and benefits" and depreciation and amortization expense recorded in "Depreciation and amortization of property and equipment" in the condensed consolidated income statements.

	Quarter Ended March 31,		Increase (Decrease)
	2019	2018 (recast)
	(Dollars in thousands, except per load data)
Total revenue	$88,952	$89,189	(0.3%)
Revenue, excluding intersegment transactions	$87,191	$86,051	1.3%
Operating income	$7,283	$3,959	84.0%
Revenue per load – Brokerage only ¹	$1,432	$1,627	(12.0%)
Gross margin percentage – Brokerage only ¹	17.8%	13.1%	470	bps
GAAP: Operating Ratio ¹	91.8%	95.6%	(380	bps)
Non-GAAP: Adjusted Operating Ratio ¹ ²	91.6%	95.4%	(380	bps)

1	Defined under "Operating Statistics," above.

2	Refer to "Non-GAAP Financial Measures" below.
Comparison Between the Quarters Ended March 31, 2019 and 2018 — Total revenues decreased by 0.3%, and revenue, excluding intersegment transactions increased by 1.3%, while operating income improved by 84.0%. The improvement in operating income was driven by a 470 basis point improvement in brokerage gross margin to 17.8% in the first quarter of 2019 from 13.1% in the first quarter of 2018. Brokerage revenue, excluding intersegment transactions, increased by 6.2% from the first quarter of 2018 to the first quarter of 2019. Using our proprietary technology and market intelligence tools, we navigated the softer freight market by delivering a 20.7% increase in load volumes, which was partially offset by a 12.0% decrease in revenue per load.
Our efforts contributed to a 380 basis point improvement in both Operating Ratio and Adjusted Operating Ratio. We plan to continue to invest in Logistics service offerings, which we expect will continue to improve our return on capital compared with asset-based operations.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment
The Intermodal segment complements our regional operating model, allows us to better serve customers in longer haul lanes, and reduces our investment in fixed assets. Through the Intermodal segment, we generate revenue by moving freight over the rail in our containers and other trailing equipment, combined with revenue for drayage to transport loads between railheads and customer locations. The most significant expense in the Intermodal segment is the cost of purchased transportation that we pay to third-party capacity providers (including rail providers), which is primarily variable and included in "Purchased transportation" in the condensed consolidated income statements. Purchased transportation varies as it relates to rail capacity, freight demand, and customer shipping needs. The main fixed costs in the Intermodal segment are depreciation of our containers and chassis, as well as non-driver employee compensation and benefits.

	Quarter Ended March 31,		Increase (Decrease)
	2019	2018 (recast)
	(Dollars in thousands, except per load data)
Total revenue	$116,367	$110,267	5.5%
Revenue, excluding intersegment transactions	$115,677	$110,130	5.0%
Operating income	$2,361	$3,948	(40.2%)
Average revenue per load ¹	$2,456	$2,203	11.5%
GAAP: Operating Ratio ¹	98.0%	96.4%	160	bps
Non-GAAP: Adjusting Operating Ratio ³	98.0%	96.4%	160	bps
Load Count	47,109	49,997	(5.8%)
Average tractors in operation during period ¹ ²	693	580	19.5%
Average containers in operation during period ¹	9,866	9,121	8.2%

1	Defined under "Operating Statistics," above.

2	Includes 613 and 488 company-owned tractors for the first quarter 2019 and 2018, respectively.

3	Refer to "Non-GAAP Financial Measures" below.
Comparison Between the Quarters Ended March 31, 2019 and 2018 — Total revenue and revenue, excluding intersegment transactions increased by 5.5% and 5.0%, respectively. This was driven by an increase in average revenue per load of 11.5%, while load counts decreased by 5.8%. Our results were negatively affected by inclement weather impacting rail lanes and slower rail transit times. Additionally, we added container capacity to facilitate our growth plan within this segment, which increased our driver costs and our fixed costs. These factors contributed to an Operating Ratio and Adjusted Operating Ratio of 98.0%, compared to the first quarter of 2018. We are expecting sequential improvements in our Intermodal segment in the remainder of 2019, as we anticipate fewer weather challenges, higher load counts, and continued strength in our revenue per load.
Non-reportable Segments

	Quarter Ended March 31,		Increase (Decrease)
	2019	2018 (recast)
	(Dollars in thousands)
Total revenue	$37,764	$49,691	(24.0%)
Operating loss	$(8,520)	$(14,414)	(40.9%)
Comparison Between the Quarters Ended March 31, 2019 and 2018 — The change in operating loss in our non-reportable segments was primarily driven by improved profitability related to our leasing activities with independent contractors. Additional factors leading to this change are discussed within "Results of Operations — Consolidated Operating and Other Expenses" below.

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

	Quarter Ended March 31,		Increase (Decrease)
	2019	2018
	(Dollars in thousands)
Salaries, wages, and benefits	$363,855	$361,673	0.6%
% of total revenue	30.2%	28.5%	170	bps
% of revenue, excluding fuel surcharge	33.7%	32.2%	150	bps
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
Several ongoing market factors have reduced the pool of available driving associates, contributing to a challenging driver sourcing market, which we believe will continue. Having a sufficient number of qualified driving associates is our biggest headwind, although we continue to seek ways to attract and retain qualified driving associates, including heavily investing in our recruiting efforts, our driving academies, and technology and terminals that improve the experience of driving associates. As a result of the tight market for qualified driving associates, we granted pay increases to our driving associates over the last twelve months, as supported by increases in customer rates. We expect driving associate pay to remain inflationary, which could result in additional driving associate pay increases in the future.

•
Comparison Between the Quarters Ended March 31, 2019 and 2018 — The $2.2 million increase in consolidated salaries, wages, and benefits includes a $6.6 million increase in expense from Abilene's results for the full quarter ended March 31, 2019, compared to the portion of the quarter ended March 31, 2018 following the Abilene Acquisition. Our company driving associates currently comprise a larger portion of our total driver population, as compared to prior periods. Additionally, increases in company driving associate pay rates over the last twelve months contributed to the increase in this expense. This was partially offset by decreases attributed to fewer miles driven by company driving associates and lower workers' compensation expense due to improved frequency and severity of our claims experience.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2019	2018
	(Dollars in thousands)
Fuel	$138,439	$144,816	(4.4%)
% of total revenue	11.5%	11.4%	10	bps
% of revenue, excluding fuel surcharge	12.8%	12.9%	(10	bps)
Fuel expense consists primarily of diesel fuel expense for our company-owned tractors and fuel taxes. The primary factors affecting our fuel expense are the cost of diesel fuel, the fuel economy of our equipment, and the miles driven by company driving associates.
Our fuel surcharge programs help to offset increases in fuel prices, but apply only to loaded miles and typically do not offset non-paid empty miles, idle time, or out-of-route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs. We continue to utilize our fuel efficiency initiatives such as trailer blades, idle-control, managing tractor speeds, updating our fleet with more fuel-efficient engines, managing fuel procurement, and driving associate training programs that we believe contribute to controlling our fuel expense.

•
Comparison Between the Quarters Ended March 31, 2019 and 2018 — The $6.4 million decrease in consolidated fuel expense is primarily due to a reduction in the total miles driven by company driving associates, while fuel prices remained flat at $3.02 per gallon for the quarter ended March 31, 2019, as compared to the quarter ended March 31, 2018.

	Quarter Ended March 31,		Increase (Decrease)
	2019	2018
	(Dollars in thousands)
Operations and maintenance	$79,760	$85,020	(6.2%)
% of total revenue	6.6%	6.7%	(10	bps)
% of revenue, excluding fuel surcharge	7.4%	7.6%	(20	bps)
Operations and maintenance expense consists of direct operating expenses, equipment maintenance, and tire expense.  Operations and maintenance expenses are affected by the age of our company-owned fleet of tractors and trailers. We expect the driver market to remain competitive throughout 2019, which could increase future driving associate development and recruiting costs and negatively affect our operations and maintenance expense. We expect to continue refreshing our tractor fleet in the coming quarters, and anticipate that maintenance costs will gradually decrease as we reduce the average age of our fleet.

•
Comparison Between the Quarters Ended March 31, 2019 and 2018 — The $5.3 million decrease in consolidated operations and maintenance expense is attributed to lower tractor counts (resulting in fewer miles driven) and newer equipment. As a percentage of revenue, excluding fuel surcharge, the expense remained relatively flat.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2019	2018
	(Dollars in thousands)
Insurance and claims	$50,136	$59,148	(15.2%)
% of total revenue	4.2%	4.7%	(50	bps)
% of revenue, excluding fuel surcharge	4.7%	5.3%	(60	bps)
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

•
Comparison Between the Quarters Ended March 31, 2019 and 2018 — The $9.0 million decrease in consolidated insurance and claims expense is primarily due to the overall improvements in the frequency and severity of our claims experience, as a result of fewer miles traveled and our increased focus on improving our safety standards for our driving associates and independent contractors.

	Quarter Ended March 31,		Increase (Decrease)
	2019	2018
	(Dollars in thousands)
Operating taxes and licenses	$21,803	$23,150	(5.8%)
% of total revenue	1.8%	1.8%	—
% of revenue, excluding fuel surcharge	2.0%	2.1%	(10	bps)
Operating taxes and licenses include state franchise taxes, federal highway use taxes, property taxes, vehicle license and registration fees, fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.

•
Comparison Between the Quarters Ended March 31, 2019 and 2018 — The $1.3 million decrease in consolidated operating taxes and licenses is primarily related to a decrease in tractor counts, resulting in fewer miles driven. As a percentage of revenue, excluding fuel surcharge, operating taxes and licenses remained relatively flat.

	Quarter Ended March 31,		Increase (Decrease)
	2019	2018
	(Dollars in thousands)
Communications	$5,083	$5,292	(3.9%)
% of total revenue	0.4%	0.4%	—
% of revenue, excluding fuel surcharge	0.5%	0.5%	—
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.

•	Comparison Between the Quarters Ended March 31, 2019 and 2018 — Consolidated communications expense remained flat as a percentage of revenue, excluding fuel surcharge.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2019	2018
	(Dollars in thousands)
Depreciation and amortization of property and equipment	$100,937	$93,863	7.5%
% of total revenue	8.4%	7.4%	100	bps
% of revenue, excluding fuel surcharge	9.4%	8.3%	110	bps
Depreciation relates primarily to our owned tractors, trailers, buildings, ELDs and other communication units, and other similar assets. Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment, the relative percentage of owned versus leased equipment, and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations. Depreciation can also be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment. Management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.

•
Comparison Between the Quarters Ended March 31, 2019 and 2018 — The $7.1 million increase in consolidated depreciation and amortization of property and equipment includes a $2.1 million increase in expense from Abilene's results for the full quarter ended March 31, 2019, compared to the portion of the quarter ended March 31, 2018 following the Abilene Acquisition. The 110 basis point increase in the expense as a percentage of revenue, excluding fuel surcharge, is due to an increase in owned versus leased equipment. We expect consolidated depreciation and amortization of property and equipment to increase both in total and as a percentage of consolidated revenue, excluding fuel surcharge, as we plan to purchase, rather than lease, new equipment in the remainder of 2019.

	Quarter Ended March 31,		Increase (Decrease)
	2019	2018
	(Dollars in thousands)
Amortization of intangibles	$10,693	$10,509	1.8%
% of total revenue	0.9%	0.8%	10	bps
% of revenue, excluding fuel surcharge	1.0%	0.9%	10	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger and the Abilene Acquisition. See Note 4 and Note 8 in Part I, Item 1, of this Quarterly Report for further details regarding the Company's intangible assets. The $0.2 million increase is entirely attributed to amortization of the intangible assets associated with the Abilene Acquisition.

	Quarter Ended March 31,		Increase (Decrease)
	2019	2018
	(Dollars in thousands)
Rental expense	$35,545	$52,875	(32.8%)
% of total revenue	3.0%	4.2%	(120	bps)
% of revenue, excluding fuel surcharge	3.3%	4.7%	(140	bps)
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.

•
Comparison Between the Quarters Ended March 31, 2019 and 2018 — The $17.3 million decrease in consolidated rental expense is primarily due to our efforts in decreasing our leasing obligations by increasing our ratio of owned

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

versus leased equipment. We expect consolidated rental expense to continue to decrease both in total and as a percentage of consolidated revenue, excluding fuel surcharge, as we plan to purchase, rather than lease, new equipment in the remainder of 2019.

	Quarter Ended March 31,		Increase (Decrease)
	2019	2018
	(Dollars in thousands)
Purchased transportation	$269,349	$324,283	(16.9%)
% of total revenue	22.4%	25.5%	(310	bps)
% of revenue, excluding fuel surcharge	25.0%	28.8%	(380	bps)
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

•
Comparison Between the Quarters Ended March 31, 2019 and 2018 — The $54.9 million decrease in consolidated purchased transportation expense is primarily due to a decrease in miles driven by independent contractors, partially offset by third-party carrier activities in our Logistics and Intermodal segments.

	Quarter Ended March 31,		Increase (Decrease)
	2019	2018
	(Dollars in thousands)
Miscellaneous operating expenses	$12,636	$16,759	(24.6%)
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.

•
Comparison Between the Quarters Ended March 31, 2019 and 2018 — The $4.1 million decrease in net consolidated miscellaneous operating expenses is primarily related to a $4.7 million increase in gain on sales of equipment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Consolidated Other Expenses, net

	Quarter Ended March 31,		Increase (Decrease)
	2019	2018
	(Dollars in thousands)
Interest expense	$7,348	$6,764	8.6%
Other income, net	(6,139)	(2,155)	184.9%
Income tax expense	27,923	18,975	47.2%
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. The $0.6 million increase in consolidated interest expense is attributed to a higher interest rate on the Term Loan during the first quarter of 2019 compared to the first quarter of 2018.
Other income, net — Other income, net is primarily comprised of non-operating income and expense that may arise outside of the normal course of business. The $4.0 million increase in consolidated other income, net is attributed to investment income from our various investments in Transportation Resource Partners.
Income tax expense — In addition to the discussion below, Note 9 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.

•
Comparison Between the Quarters Ended March 31, 2019 and 2018 — The $8.9 million consolidated increase in income tax expense was primarily due to an increase in earnings. During the first quarter of 2019, we recognized discrete items related to a reduction in our reserve for uncertain tax positions and stock compensation deductions. During the first quarter of 2018, we also recognized discrete items related to stock compensation deductions, as well as a favorable audit settlement of nondeductible penalties. All of these factors resulted in an effective tax rate of 24.0% and 21.2% for the first quarter of 2019 and 2018, respectively.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: The reported results do not include the results of Abilene on and prior to its acquisition by Knight on March 16, 2018 in accordance with the accounting treatment applicable to the transaction.
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter Ended March 31,
	2019	2018
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$87,938	$70,364
Adjusted for:
Income tax expense attributable to Knight-Swift	27,923	18,975
Income before income taxes attributable to Knight-Swift	$115,861	$89,339
Amortization of intangibles ¹	10,693	10,344
Adjusted income before income taxes	126,554	99,683
Provision for income tax expense at effective rate	(30,373)	(21,172)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$96,181	$78,511

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended March 31,
	2019	2018
GAAP: Earnings per diluted share	$0.51	$0.39
Adjusted for:
Income tax expense attributable to Knight-Swift	0.16	0.11
Income before income taxes attributable to Knight-Swift	0.67	0.50
Amortization of intangibles ¹	0.06	0.06
Adjusted income before income taxes	0.73	0.56
Provision for income tax expense at effective rate	(0.17)	(0.12)
Non-GAAP: Adjusted EPS	$0.55	$0.44

1
"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger, Abilene Acquisition, and historical Knight acquisitions. Refer to Note 4 in Part I, Item 1 of this Quarterly Report for additional details regarding the Abilene Acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Ratio

	Quarter Ended March 31,
	2019	2018 (recast)
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,204,535	$1,271,132
Total operating expenses	(1,088,236)	(1,177,388)
Operating income	$116,299	$93,744
Operating Ratio	90.3%	92.6%

Non-GAAP Presentation
Total revenue	$1,204,535	$1,271,132
Trucking fuel surcharge	(107,579)	(129,091)
Revenue, excluding trucking fuel surcharge	1,096,956	1,142,041

Total operating expenses	1,088,236	1,177,388
Adjusted for:
Trucking fuel surcharge	(107,579)	(129,091)
Amortization of intangibles ¹	(10,693)	(10,509)
Adjusted Operating Expenses	969,964	1,037,788
Adjusted Operating Income	$126,992	$104,253
Adjusted Operating Ratio	88.4%	90.9%

1	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 1.
Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Ratio
Trucking Segment

	Quarter Ended March 31,
	2019	2018 (recast)
GAAP Presentation	(Dollars in thousands)
Total revenue	$973,245	$1,037,364
Total operating expenses	(858,070)	(937,113)
Operating income	$115,175	$100,251
Operating Ratio	88.2%	90.3%

Non-GAAP Presentation
Total revenue	$973,245	$1,037,364
Trucking fuel surcharge	(107,579)	(129,091)
Intersegment transactions	(36)	(19)
Revenue, excluding trucking fuel surcharge and intersegment transactions	865,630	908,254

Total operating expenses	858,070	937,113
Adjusted for:
Trucking fuel surcharge	(107,579)	(129,091)
Intersegment transactions	(36)	(19)
Amortization of intangibles ¹	(349)	(165)
Adjusted Operating Expenses	750,106	807,838
Adjusted Operating Income	$115,524	$100,416
Adjusted Operating Ratio	86.7%	88.9%

1
"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the Abilene Acquisition and historical Knight acquisitions. Refer to Note 4 in Part I, Item 1 of this Quarterly Report for additional details regarding the Abilene Acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Logistics Segment

	Quarter Ended March 31,
	2019	2018 (recast)
GAAP Presentation	(Dollars in thousands)
Total revenue	$88,952	$89,189
Total operating expenses	(81,669)	(85,230)
Operating income	$7,283	$3,959
Operating Ratio	91.8%	95.6%

Non-GAAP Presentation
Total revenue	$88,952	$89,189
Intersegment transactions	(1,761)	(3,138)
Revenue, excluding intersegment transactions	87,191	86,051

Total operating expenses	81,669	85,230
Adjusted for:
Intersegment transactions	(1,761)	(3,138)
Adjusted Operating Expenses	79,908	82,092
Adjusted Operating Income	$7,283	$3,959
Adjusted Operating Ratio	91.6%	95.4%
Intermodal Segment

	Quarter Ended March 31,
	2019	2018 (recast)
GAAP Presentation	(Dollars in thousands)
Total revenue	$116,367	$110,267
Total operating expenses	(114,006)	(106,319)
Operating income	$2,361	$3,948
Operating Ratio	98.0%	96.4%

Non-GAAP Presentation
Total revenue	$116,367	$110,267
Intersegment transactions	(690)	(137)
Revenue, excluding intersegment transactions	115,677	110,130

Total operating expenses	114,006	106,319
Adjusted for:
Intersegment transactions	(690)	(137)
Adjusted Operating Expenses	113,316	106,182
Adjusted Operating Income	$2,361	$3,948
Adjusted Operating Ratio	98.0%	96.4%

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	March 31, 2019
(In thousands)
Cash and cash equivalents, excluding restricted cash	$60,215
Availability under Revolver, due October 2022 ¹	706,648
Availability under 2018 RSA, due July 2021 ²	35,051
Total unrestricted liquidity	$801,914
Cash and cash equivalents – restricted ³	51,708
Restricted investments, held-to-maturity, amortized cost ³	11,640
Total liquidity, including restricted cash and restricted investments	$865,262

1
As of March 31, 2019, we had $60.0 million in borrowings under our $800.0 million Revolver. We additionally had $33.4 million in outstanding letters of credit (discussed below), leaving $706.6 million available under the Revolver.

2
Based on eligible receivables at March 31, 2019, our borrowing base for the 2018 RSA was $280.7 million, while outstanding borrowings were $175.0 million. We additionally had $70.6 million in outstanding letters of credit (discussed below), leaving $35.1 million available under the 2018 RSA.

3
Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $50.7 million, included in "Cash and cash equivalents — restricted" in the condensed consolidated balance sheet and held by Mohave and Red Rock for claims payments. The remaining $1.0 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.

Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, fund replacement of our revenue equipment fleet, and, to a lesser extent, fund upgrades to our terminals and technology in our logistics service offerings. We expect that net capital expenditures will be in the range of $550.0 million - $575.0 million for the full-year 2019. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.
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
There can be no assurance that we will be able to obtain additional debt under our existing financial arrangements to satisfy our ongoing capital requirements. However, we believe the combination of our expected cash flows, financing available through operating and finance leases, available funds under the 2018 RSA, and availability under the Revolver will be sufficient to fund our expected capital expenditures for at least the next twelve months.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Principal and Interest Payments — As of March 31, 2019, we had material debt and finance lease obligations of $720.3 million, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt or lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Letters of Credit — Pursuant to the terms of the 2017 Debt Agreement and the 2018 RSA, our lenders may issue standby letters of credit on our behalf. When we have letters of credit outstanding, the availability under the Revolver or 2018 RSA is reduced accordingly. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, common stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. As of March 31, 2019, the Company had $70.7 million remaining under the Knight-Swift Share Repurchase Plan. Additional details are discussed in Note 13 in Part I, Item 1 of this Quarterly Report.
Working Capital
As of March 31, 2019 and December 31, 2018, we had a working capital surplus of $51.5 million and $292.7 million, respectively. The decrease is primarily due to the adoption of ASC Topic 842, Leases, which, among other things, required the recognition of $109.2 million in the current portion of operating lease liabilities on the condensed consolidated balance sheet as of March 31, 2019. Since the Company adopted the ASC Topic 840 Comparative Approach, there was no current portion of lease liabilities recorded on the December 31, 2018 condensed consolidated balance sheet. Additionally, trade receivables decreased $60.9 million, as expected, due to typical seasonality.
Material Debt Agreements
As of March 31, 2019, we had $720.3 million in material debt obligations at the following carrying values:

•	$364.6 million: Term Loan, due October 2020, net of $0.4 million in deferred loan costs

•	$174.6 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.4 million in deferred loan costs

•	$121.1 million: Finance lease obligations

•	$60.0 million: Revolver, due October 2022
As of December 31, 2018, we had $929.1 million in material debt obligations at the following carrying values:

•	$364.6 million: Term Loan, due October 2020, net of $0.4 million in deferred loan costs

•	$239.6 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.4 million in deferred loan costs

•	$129.5 million: Capital lease obligations

•	$195.0 million: Revolver, due October 2022

•	$0.4 million: Other

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	Quarter Ended March 31,		Change
	2019	2018
	(In thousands)
Net cash provided by operating activities	$243,452	$208,864	$34,588
Net cash used in investing activities	(44,721)	(110,651)	65,930
Net cash used in financing activities	(217,784)	(113,525)	(104,259)
Net Cash Provided by Operating Activities
Comparison Between the Quarter Ended March 31, 2019 and 2018 — The $34.6 million increase in net cash provided by operating activities was primarily due to the $22.6 million increase in operating income, due to the factors discussed in "Results of Operations — Segments " and "Results of Operations — Consolidated Operating and Other Expenses," above.
Net Cash Used in Investing Activities
Comparison Between the Quarter Ended March 31, 2019 and 2018 — The $65.9 million decrease in net cash used in investing activities was due to a $101.6 million decrease in net cash used for acquisitions (as the Abilene Acquisition occurred in the first quarter of 2018), partially offset by a $42.1 million increase in capital expenditures, net of disposal proceeds.
Net Cash Used in Financing Activities
Comparison Between the Quarter Ended March 31, 2019 and 2018 — Net cash used in financing activities increased by $104.3 million and was primarily due to net increase in combined repayments of $105.0 million on our Revolver and 2018 RSA.

Contractual Obligations
"Liquidity and Capital Resources," above, includes details regarding changes in our contractual obligations table during the quarter ended March 31, 2019. Aside from these items, there were no material changes to the contractual obligations table, which was included in our 2018 Annual Report.

Off Balance Sheet Arrangements
Information about our off balance sheet arrangements is included in Note 11 of the notes to our condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report, which is incorporated by reference herein. See also "Contractual Obligations," above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Seasonality
Discussion regarding the impact of seasonality on our business is included in Note 1 in the notes to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report, incorporated by reference herein.

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

Recently Issued Accounting Pronouncements
See Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's condensed consolidated financial statements, as follows:

•	Note 2 for accounting pronouncements adopted during the quarter ended March 31, 2019.

•	Note 3 for accounting pronouncements issued during the quarter ended March 31, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2017 Debt Agreement and 2018 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 3.28% as of March 31, 2019) and fixed rate equipment lease financing. Assuming the level of borrowings as of March 31, 2019, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $6.0 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US remained consistent at an average of $3.02 per gallon for the first quarter of 2019 and an average of $3.02 per gallon for the first quarter of 2018. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the new internal controls relating to our adoption of ASC Topic 842. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 12 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended March 31, 2019, and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2018 Annual Report, in the section of each document entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs ¹
January 1, 2019 to January 31, 2019	—	$—	—	$70,681,518
February 1, 2019 to February 28, 2019	—	$—	—	$70,681,518
March 1, 2019 to March 31, 2019	—	$—	—	$70,681,518
Total	—	$—	—	$70,681,518

1	On June 5, 2018, the Company announced that the Board approved the $250.0 million Knight-Swift Repurchase Plan. There is no expiration date associated with this share repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

2.1*	Agreement and Plan of Merger, dated as of April 9, 2017, by and among Swift Transportation Company, Bishop Merger Sub, Inc., and Knight Transportation, Inc.	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 13, 2017

3.1	Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 2018

3.2	Second Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.2 of Form 8-K filed on November 15, 2018

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	May 8, 2019	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	May 8, 2019	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant