Form 10-Q
period 2019-06-30
Knight-Swift Transportation Holdings Inc.
filed 2019-08-07
CIK 1492691

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
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
_________________________________________________________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were 170,511,687 shares of the registrant's common stock outstanding as of July 31, 2019.

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

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight and Swift, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2017 Debt Agreement	The Company's Credit Agreement, entered into on September 29, 2017, consisting of the Revolver and Term Loan, which are defined below.
2018 RSA	Fourth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on July 11, 2018 by Swift Receivables Company II, LLC with unrelated financial entities.
Abilene	Abilene Motor Express, Inc. and its related entities
Abilene Acquisition	See description of the Abilene Acquisition included in Notes 1 and 4 of the footnotes to the condensed consolidated financial statements, within Part I, Item 1 of this Quarterly Report.
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
EPS	Earnings Per Share
ESPP	Employee Stock Purchase Plan, effective beginning in 2012, amended and restated in 2017
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
GAAP	United States Generally Accepted Accounting Principles
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries prior to the 2017 Merger
Quarterly Report	Quarterly Report on Form 10-Q
QTD	Quarter-to-date
Revolver	Revolving line of credit under the 2017 Debt Agreement
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries prior to the 2017 Merger.
Term Loan	The Company's term loan under the 2017 Debt Agreement
TRP	Transportation Resource Partners
US	The United States of America
YTD	Year-to-date

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,063	$82,486
Cash and cash equivalents – restricted	51,602	46,888
Restricted investments, held-to-maturity, amortized cost	10,277	17,413
Trade receivables, net of allowance for doubtful accounts of $17,350 and $16,355, respectively	549,668	601,228
Contract balance – revenue in transit	20,526	15,602
Prepaid expenses	67,904	67,011
Assets held for sale	43,479	39,955
Income tax receivable	35,437	6,943
Other current assets	34,356	29,706
Total current assets	868,312	907,232
Gross property and equipment	3,546,930	3,305,944
Less: accumulated depreciation and amortization	(801,287)	(693,107)
Property and equipment, net	2,745,643	2,612,837
Operating lease right-of-use assets	221,026	—
Goodwill	2,919,219	2,919,176
Intangible assets, net	1,399,534	1,420,919
Other long-term assets	59,850	51,721
Total assets	$8,213,584	$7,911,885
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$165,085	$117,883
Accrued payroll and purchased transportation	112,949	126,464
Accrued liabilities	154,197	151,500
Claims accruals – current portion	153,768	160,044
Finance lease liabilities and long-term debt – current portion	58,684	58,672
Operating lease liabilities – current portion	98,904	—
Total current liabilities	743,587	614,563
Revolving line of credit	270,000	195,000
Long-term debt – less current portion	364,707	364,590
Finance lease liabilities – less current portion	66,027	71,248
Operating lease liabilities – less current portion	129,680	—
Accounts receivable securitization	144,684	239,606
Claims accruals – less current portion	196,929	201,327
Deferred tax liabilities	749,077	739,538
Other long-term liabilities	16,873	23,294
Total liabilities	2,681,564	2,449,166
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 170,378 and 172,844 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	1,703	1,728
Additional paid-in capital	4,254,297	4,242,369
Retained earnings	1,274,067	1,216,852
Total Knight-Swift stockholders' equity	5,530,067	5,460,949
Noncontrolling interest	1,953	1,770
Total stockholders’ equity	5,532,020	5,462,719
Total liabilities and stockholders’ equity	$8,213,584	$7,911,885

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2019	2018 (recast)	2019	2018 (recast)
	(In thousands, except per share data)
Revenue:
Revenue, excluding trucking fuel surcharge	$1,122,754	$1,191,022	$2,219,710	$2,333,063
Trucking fuel surcharge	119,329	140,661	226,908	269,752
Total revenue	1,242,083	1,331,683	2,446,618	2,602,815
Operating expenses:
Salaries, wages, and benefits	380,354	371,405	744,209	733,078
Fuel	151,309	162,969	289,748	307,785
Operations and maintenance	82,443	88,278	162,203	173,298
Insurance and claims	48,796	53,126	98,932	112,274
Operating taxes and licenses	21,560	22,671	43,363	45,821
Communications	4,960	5,450	10,043	10,742
Depreciation and amortization of property and equipment	102,938	95,748	203,875	189,611
Amortization of intangibles	10,692	10,687	21,385	21,196
Rental expense	32,875	47,703	68,420	100,578
Purchased transportation	261,273	335,712	530,622	659,995
Impairments	2,182	—	2,182	—
Miscellaneous operating expenses	34,108	13,692	46,744	30,451
Total operating expenses	1,133,490	1,207,441	2,221,726	2,384,829
Operating income	108,593	124,242	224,892	217,986
Other (expenses) income:
Interest income	977	730	1,993	1,302
Interest expense	(7,156)	(7,132)	(14,504)	(13,896)
Other income, net	3,101	1,005	9,240	3,160
Other (expenses) income, net	(3,078)	(5,397)	(3,271)	(9,434)
Income before income taxes	105,515	118,845	221,621	208,552
Income tax expense	26,076	27,217	53,999	46,192
Net income	79,439	91,628	167,622	162,360
Net income attributable to noncontrolling interest	(234)	(305)	(479)	(673)
Net income attributable to Knight-Swift	$79,205	$91,323	$167,143	$161,687

Earnings per share:
Basic	$0.46	$0.51	$0.97	$0.91
Diluted	$0.46	$0.51	$0.97	$0.90

Dividends declared per share:	$0.06	$0.06	$0.12	$0.12

Weighted average shares outstanding:
Basic	172,078	178,451	172,522	178,307
Diluted	172,724	179,398	173,162	179,321

See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$167,622	$162,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	225,260	210,807
Gain on sale of property and equipment	(19,267)	(15,812)
Impairments	2,182	—
Deferred income taxes	9,519	6,558
Non-cash lease expense	59,501	—
Other adjustments to reconcile net income to net cash provided by operating activities	(2,282)	(660)
Increase (decrease) in cash resulting from changes in:
Trade receivables	50,495	9,024
Income tax receivable	(28,494)	25,078
Accounts payable	(25,165)	(14,513)
Accrued liabilities and claims accrual	(16,910)	(6,263)
Operating lease liabilities	(59,745)	—
Other assets and liabilities	96	(667)
Net cash provided by operating activities	362,812	375,912
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	12,945	18,218
Purchases of held-to-maturity investments	(5,847)	(17,454)
Proceeds from sale of property and equipment, including assets held for sale	103,818	99,028
Purchases of property and equipment	(323,722)	(220,414)
Expenditures on assets held for sale	(7,961)	(19,497)
Net cash, restricted cash, and equivalents invested in acquisition	—	(101,693)
Other cash flows from investing activities	(3,115)	9,248
Net cash used in investing activities	(223,882)	(232,564)
Cash flows from financing activities:
Repayment of finance leases and long-term debt	(36,941)	(17,371)
Borrowings (repayments) on revolving line of credit, net	75,000	(5,000)
Borrowings under accounts receivable securitization	90,000	15,000
Repayment of accounts receivable securitization	(185,000)	(105,000)
Proceeds from common stock issued	5,363	10,934
Repurchases of the Company's common stock	(86,892)	—
Dividends paid	(20,952)	(21,731)
Other cash flows from financing activities	(2,600)	(3,601)
Net cash used in financing activities	(162,022)	(126,769)
Net (decrease) increase in cash, restricted cash, and equivalents	(23,092)	16,579
Cash, restricted cash, and equivalents at beginning of period	130,976	151,733
Cash, restricted cash, and equivalents at end of period	$107,884	$168,312
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Year-to-Date June 30,
	2019	2018
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,277	$13,306
Income taxes	72,467	13,425
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$50,091	$32,754
Financing provided to independent contractors for equipment sold	3,204	3,084
Transfers from property and equipment to assets held for sale	65,264	48,806
Right-of-use assets obtained in exchange for new operating lease liabilities	8,643	—
Right-of-use assets obtained in exchange for new financing lease liabilities	32,153	—

Reconciliation of Cash, Restricted Cash, and Equivalents:	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
	(In thousands)
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$55,063	$82,486	$115,494	$76,649
Cash and cash equivalents – restricted ¹	51,602	46,888	50,714	73,657
Other long-term assets ¹	1,219	1,602	2,104	1,427
Condensed Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$107,884	$130,976	$168,312	$151,733

________

1	Reflects cash and cash equivalents that are primarily restricted for claims payments.
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2018	172,844	$1,728	$4,242,369	$1,216,852	$5,460,949	$1,770	$5,462,719
Common stock issued to employees	198	2	2,373		2,375		2,375
Common stock issued under ESPP	24	—	566		566		566
Shares withheld – RSU settlement				(1,514)	(1,514)		(1,514)
Employee stock-based compensation expense			2,880		2,880		2,880
Cash dividends paid and dividends accrued ($0.06 per share)				(10,438)	(10,438)		(10,438)
Net income attributable to Knight-Swift				87,938	87,938		87,938
Distribution to noncontrolling interest						(148)	(148)
Net income attributable to noncontrolling interest						245	245
Balances – March 31, 2019	173,066	$1,730	$4,248,188	$1,292,838	$5,542,756	$1,867	$5,544,623
Common stock issued to employees	149	1	1,327		1,328		1,328
Common stock issued to the Board	19	—	531		531		531
Common stock issued under ESPP	18	1	562		563		563
Company shares repurchased	(2,874)	(29)		(86,863)	(86,892)		(86,892)
Shares withheld – RSU settlement				(790)	(790)		(790)
Employee stock-based compensation expense			3,689		3,689		3,689
Cash dividends paid and dividends accrued ($0.06 per share)				(10,323)	(10,323)		(10,323)
Net income attributable to Knight-Swift				79,205	79,205		79,205
Distribution to noncontrolling interest						(148)	(148)
Net income attributable to noncontrolling interest						234	234
Balances – June 30, 2019	170,378	$1,703	$4,254,297	$1,274,067	$5,530,067	$1,953	$5,532,020

Balances – December 31, 2018	172,844	$1,728	$4,242,369	$1,216,852	$5,460,949	$1,770	$5,462,719
Common stock issued to employees	347	3	3,700		3,703		3,703
Common stock issued to the Board	19	—	531		531		531
Common stock issued under ESPP	42	1	1,128		1,129		1,129
Company shares repurchased	(2,874)	(29)		(86,863)	(86,892)		(86,892)
Shares withheld – RSU settlement				(2,304)	(2,304)		(2,304)
Employee stock-based compensation expense			6,569		6,569		6,569
Cash dividends paid and dividends accrued ($0.06 per share)				(20,761)	(20,761)		(20,761)
Net income attributable to Knight-Swift				167,143	167,143		167,143
Distribution to noncontrolling interest						(296)	(296)
Net income attributable to noncontrolling interest						479	479
Balances – June 30, 2019	170,378	$1,703	$4,254,297	$1,274,067	$5,530,067	$1,953	$5,532,020
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) - Continued

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2017	177,998	$1,780	$4,219,214	$1,016,738	$5,237,732	$2,638	$5,240,370
Common stock issued to employees	285	3	4,087		4,090		4,090
Common stock issued under ESPP	9	—	371		371		371
Shares withheld – RSU settlement				(2,118)	(2,118)		(2,118)
Employee stock-based compensation expense			1,989		1,989		1,989
Cash dividends paid and dividends accrued ($0.06 per share)				(10,742)	(10,742)		(10,742)
Net income attributable to Knight-Swift				70,364	70,364		70,364
Distribution to noncontrolling interest						(801)	(801)
Net income attributable to noncontrolling interest						368	368
Net cumulative-effect adjustment from adopting ASC Topic 606				5,301	5,301		5,301
Balances – March 31, 2018	178,292	$1,783	$4,225,661	$1,079,543	$5,306,987	$2,205	$5,309,192
Common stock issued to employees	313	3	5,290		5,293		5,293
Common stock issued to the Board	19	—	774		774		774
Common stock issued under ESPP	9	—	406		406		406
Shares withheld – RSU settlement				(411)	(411)		(411)
Employee stock-based compensation expense			2,414		2,414		2,414
Cash dividends paid and dividends accrued ($0.06 per share)				(10,768)	(10,768)		(10,768)
Net income attributable to Knight-Swift				91,323	91,323		91,323
Distribution to noncontrolling interest						(271)	(271)
Net income attributable to noncontrolling interest						305	305
Net acquisition of remaining ownership interest, previously noncontrolling			(1,873)		(1,873)		(1,873)
Balances – June 30, 2018	178,633	$1,786	$4,232,672	$1,159,687	$5,394,145	$2,239	$5,396,384

Balances – December 31, 2017	177,998	$1,780	$4,219,214	$1,016,738	$5,237,732	$2,638	$5,240,370
Common stock issued to employees	598	6	9,377		9,383		9,383
Common stock issued to the Board	19	—	774		774		774
Common stock issued under ESPP	18	—	777		777		777
Shares withheld – RSU settlement				(2,529)	(2,529)		(2,529)
Employee stock-based compensation expense			4,403		4,403		4,403
Cash dividends paid and dividends accrued ($0.06 per share)				(21,510)	(21,510)		(21,510)
Net income attributable to Knight-Swift				161,687	161,687		161,687
Distribution to noncontrolling interest						(1,072)	(1,072)
Net income attributable to noncontrolling interest						673	673
Net acquisition of remaining ownership interest, previously noncontrolling			(1,873)		(1,873)		(1,873)
Net cumulative-effect adjustment from adopting ASC Topic 606				5,301	5,301		5,301
Balances – June 30, 2018	178,633	$1,786	$4,232,672	$1,159,687	$5,394,145	$2,239	$5,396,384
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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the first half of 2019, the Company operated an average of 18,959 tractors (comprised of 16,352 company tractors and 2,607 independent contractor tractors) and 56,902 trailers within the Trucking segment. Additionally, the Company operated an average of 672 tractors and 9,864 containers in the Intermodal segment during the first half of 2019. The Company's three reportable segments are Trucking, Logistics, and Intermodal.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Changes in Presentation
Changes in presentation associated with adopting accounting pronouncements are included in Note 2.
Beginning in the second quarter of 2019, the Company presents "Contract balance – revenue in transit" as a separate line item on the condensed consolidated balance sheets to improve visibility. The balance was previously disclosed within the footnotes to the condensed consolidated financial statements. Prior period amounts have been reclassified out of "Trade receivables, net" to align with the current period presentation.
Beginning in the second quarter of 2019, the Company presents fuel surcharge revenue generated within only its Trucking segment within "Trucking fuel surcharge" in the condensed consolidated statements of comprehensive income. Fuel surcharge revenue generated within the remaining segments is included in "Revenue, excluding trucking fuel surcharge." Prior period amounts have been reclassified to align with the current period presentation.
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
Note: Required annual disclosures regarding ASC Topic 842 are included in Note 9.
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

	June 30, 2019
	As Reported under ASC Topic 842	If Reported Under ASC Topic 840	Effect of Change to ASC Topic 842
	(in thousands)
Assets
Prepaid expenses [2]	$67,904	$68,334	$(430)
Gross property and equipment [4]	3,546,930	3,513,658	33,272
Accumulated depreciation and amortization [4]	(801,287)	(800,165)	(1,122)
Operating lease right-of-use assets [1]	221,026	—	221,026
Other long-term assets [2]	59,850	59,851	(1)

Liabilities
Accounts payable [2]	$165,085	$166,146	$(1,061)
Accrued liabilities [2]	154,197	157,980	(3,783)
Finance lease liabilities and long-term debt – current portion [4]	58,684	26,531	32,153
Operating lease liabilities – current portion [1]	98,904	—	98,904
Operating lease liabilities – less current portion [1]	129,680	—	129,680
Deferred tax liabilities [3]	749,077	749,136	(59)
Other long-term liabilities [2]	16,873	19,962	(3,089)

1	Refer to tabular footnote (1) under "Adoption Date Impact" above.

2	Refer to tabular footnote (2) under "Adoption Date Impact" above.

3	Refer to tabular footnote (3) under "Adoption Date Impact" above.

4
Amounts represent reclassification of operating lease liabilities to finance lease liabilities, as the Company became reasonably certain to purchase certain revenue equipment off of operating leases during the second quarter of 2019.

ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework – Change to the Disclosure Requirements for Fair Value Measurement
Summary of the Standard — The amendments in this ASU modify several disclosure requirements under ASC Topic 820. These changes include removing the disclosure requirements related to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and adding disclosure requirements about the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Additionally, the amendments remove the phrase "at a minimum" from the codification clarifying that materiality should be considered when evaluating disclosure requirements.
Current Period Impact of Adoption — The Company began excluding immaterial disclosures regarding fair value measurements from its Quarterly Reports and Annual Reports during the first quarter of 2019.
Other ASUs
There were various other ASUs that became effective during year-to-date June 30, 2019, which did not have a material impact on the Company's results of operations, financial position, cash flows, or disclosures.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 3 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Adoption Date and Method	Financial Statement Impact
July 2019
2019-07: Codification Updates to SEC Sections — Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates [1]

The amendments in this ASU update several topics of the ASC to incorporate changes required by guidance made effective by SEC Final Rule Nos. 33-10532, 33-10231, and 33-10442. These final rules included extending the disclosure requirement of presenting changes in stockholders' equity for both current and comparative interim periods, changing the title of the income statement to statement of comprehensive income, and disclosing the dividend per share amount for each class of stock.
			July 2019, prospective adoption	Presentation and disclosure impact only
May 2019	2019-05: Financial Instruments —Credit Losses, Topic 326; Targeted Transition Relief [2]
The amendments provide entities that hold instruments within the scope of Subtopic 326-20 with the option to irrevocably elect the fair value option in Subtopic 825-10. This fair value option election does not apply to instruments classified as held-to-maturity debt securities.
			January 2020, Adoption method varies by amendment	Currently under evaluation, but not expected to be material
April 2019	2019-04: Codification Improvements to Topic 326, Financial Instruments —Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments [2]
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
			January 2020, Adoption method varies by amendment	Currently under evaluation, but not expected to be material

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Date Issued	Reference	Description	Adoption Date and Method	Financial Statement Impact
March 2019	2019-01: Leases (Topic 842) – Codification Improvements [3]
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

1
The Company applied the relevant changes during the first quarter of 2019, in conjunction with the effective date per the final SEC rules. Given that the corresponding ASU was issued in July 2019, the amendments in the ASU will technically be adopted in the third quarter of 2019.

2	Not yet adopted.

3	Adopted during the first quarter of 2019.

Note 4 — Abilene Acquisition
Information about the accounting treatment for the Abilene Acquisition including details of the transaction, determination of the total fair value consideration, allocation of the purchase price at the end of the measurement period are included in the Company’s Quarterly Report for the quarter ended March 31, 2019.
The following unaudited pro forma information combines the historical operations of Knight-Swift and Abilene giving effect to the Abilene Acquisition and related transactions as if they had been consummated on January 1, 2018, the beginning of the comparative periods presented.

Year-to-Date June 30,
2018
(in thousands, except per share data)
Total revenue	$2,622,456
Net income attributable to Knight-Swift	162,222
Earnings per share – diluted	0.90

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Restricted Investments, Held-to-Maturity
The following tables present the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments, held-to-maturity:

	June 30, 2019
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$10,277	$6	$—	$10,283
Restricted investments, held-to-maturity	$10,277	$6	$—	$10,283

	December 31, 2018
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$15,296	$1	$(16)	$15,281
Municipal bonds	1,082	—	—	1,082
Negotiable certificate of deposits	1,035	—	—	1,035
Restricted investments, held-to-maturity	$17,413	$1	$(16)	$17,398

As of June 30, 2019, the contractual maturities of the restricted investments, held-to-maturity, were one year or less. There were 2 securities and 20 securities that were in an unrealized loss position for less than twelve months as of June 30, 2019 and December 31, 2018, respectively. The Company did not recognize any impairment losses related to its held-to-maturity investments during the quarter or year-to-date periods ended June 30, 2019 or 2018, respectively.
Refer to Note 17 for additional information regarding fair value measurements of the Company's investments.

Note 6 — Assets Held for Sale
The Company expects to sell its assets held for sale, which consist of revenue equipment, within the next twelve months. Revenue equipment held for sale totaled $43.5 million and $40.0 million as of June 30, 2019 and December 31, 2018, respectively. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income, were:

•	$7.5 million and $9.1 million for the quarter-to-date periods ended June 30, 2019 and 2018, respectively.

•	$19.2 million and $16.6 million for the year-to-date periods ended June 30, 2019 and 2018, respectively.
The Company did not recognize any impairment losses related to assets held for sale during the quarter or year-to-date periods ended June 30, 2019 or 2018.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In thousands)
Goodwill, balance at December 31, 2018	$2,919,176
Amortization relating to deferred tax assets	(5)
Abilene Acquisition ¹	48
Goodwill, balance at June 30, 2019	$2,919,219

1	The goodwill associated with the Abilene Acquisition was allocated to the Trucking segment and was adjusted for equipment losses and claims incurred prior to the acquisition.
There were no goodwill impairments recorded during the June 30, 2019 or 2018 quarter or year-to-date periods.
Other Intangible Assets
Other intangible asset balances were as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Customer relationships and non-compete:
Gross carrying amount	$838,100	$838,100
Accumulated amortization	(78,466)	(57,081)
Customer relationships and non-compete, net	$759,634	$781,019
Trade names:
Gross carrying amount	639,900	639,900
Intangible assets, net	$1,399,534	$1,420,919

As of June 30, 2019, management anticipates that the composition and amount of amortization associated with intangible assets will be $21.4 million for the remainder of 2019, $42.7 million for each of the years 2020 through 2021, $42.6 million in 2022, and $42.3 million in 2023. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Note 8 — Income Taxes
Effective Tax Rate — The quarter-to-date June 30, 2019 and June 30, 2018 effective tax rates were 24.7% and 22.9%, respectively. The Company recognized discrete items relating to the partial release of its reserve for uncertain tax positions and stock compensation deductions during the quarter ended June 30, 2019. The Company also recognized discrete items relating to stock compensation deductions and a favorable audit settlement of nondeductible penalties during the quarter ended June 30, 2018.
The year-to-date June 30, 2019 and June 30, 2018 effective tax rates were 24.4% and 22.1%, respectively. The Company recognized discrete items relating to the partial release of its reserve for uncertain tax positions and stock compensation deductions during the year-to-date period ended June 30, 2019. The Company also recognized discrete items relating to stock compensation deductions and a favorable audit settlement of nondeductible penalties during the year-to-date June 30, 2018 period.

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
Unrecognized Tax Benefits — During the quarter ended June 30, 2019, the Company reduced its reserve by $1.0 million for uncertain tax positions relating to various federal credits. Management believes it is reasonably possible that a decrease of up to $1.7 million in unrecognized tax benefits relating to federal credits may be necessary within the next twelve months.
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits as of June 30, 2019 and December 31, 2018 were approximately $1.0 million and $1.4 million, respectively.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by various state jurisdictions for tax years ranging from 2013 through 2017. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2013 remain subject to examination.

Note 9 — Leases
June 30, 2019 (ASC Topic 842 Disclosures)
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Lease Cost — The components of the Company's lease cost were as follows:

	Quarter-to-Date June 30, 2019	Year-to-Date June 30, 2019
	(in thousands)
Operating lease cost	$32,376	$67,194
Short-term lease cost ¹	589	1,406
Sublease income	(90)	(180)
Rental expense	32,875	68,420

Finance lease cost:
Amortization of property and equipment	4,120	12,453
Interest expense	845	1,772
Total finance lease cost	4,965	14,225

Total operating and finance lease cost	$37,840	$82,645

1	Short-term lease cost includes month-to-month and variable lease costs.
Lease Liability Calculation Assumptions — The assumptions underlying the calculation of the Company's right-of-use assets and lease liabilities are disclosed below.

	June 30, 2019
	Operating	Finance
Revenue equipment leases
Weighted average remaining lease term	2.6 years	1.7 years
Weighted average discount rate	2.6%	3.8%

Real estate and other leases
Weighted average remaining lease term	12.4 years	1.7 years
Weighted average discount rate	4.2%	2.0%

Maturity Analysis of Lease Liabilities (as Lessee) — Future minimum lease payments for all noncancelable leases were:

	June 30, 2019
	Operating	Finance
	(In thousands)
Remainder of 2019	$57,858	$54,754
2020	81,449	15,828
2021	44,487	30,829
2022	26,643	18,528
2023	13,669	1,347
Thereafter	26,257	9,572
Future minimum lease payments	250,363	130,858
Less: amounts representing interest	(21,779)	(6,147)
Present value of minimum lease payments	228,584	124,711
Less: current portion	(98,904)	(58,684)
Lease liabilities, less current portion	$129,680	$66,027

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Supplemental Cash Flow Lease Disclosures — The following table sets forth cash paid for amounts included in the measurement of lease liabilities:

Year-to-Date June 30, 2019
(in thousands)
Operating cash flows from operating leases	$65,995
Operating cash flows from finance leases	1,757
Financing cash flows from finance leases	36,941

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
The owned assets underlying the Company's leases as lessor primarily consist of revenue equipment. As of June 30, 2019, the gross carrying value of such revenue equipment underlying these leases was $99.0 million and accumulated depreciation was $31.0 million. Depreciation is calculated on a straight-line basis down to the residual value, as applicable, over the estimated useful life of the equipment. Depreciation expense for these assets was $3.9 million for the second quarter of 2019 and $7.7 million for year-to-date June 30, 2019.
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
Lease Revenue and Rental Income — The components of the Company's lease revenue are included in "Revenue, excluding trucking fuel surcharge" and the Company's rental income is included in "Other income, net" in the condensed consolidated statements of comprehensive income. These amounts are disclosed in the table below.

	Quarter-to-Date June 30, 2019	Year-to-Date June 30, 2019
	(in thousands)
Operating lease revenue	$11,078	$24,035
Variable lease revenue	599	1,110
Total lease revenue [1]	$11,677	$25,145

Rental income [2]	$2,499	$4,940

1	Primarily represents operating revenue earned by the Company's financing subsidiaries for leasing equipment to third-party independent contractors.

2	Represents non-operating income earned from leasing real estate to third parties.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Maturity Analysis of Future Lease Revenues (as Lessor) — Future minimum lease revenues for all noncancelable leases were:

June 30, 2019
(In thousands)
Remainder of 2019	$29,903
2020	46,312
2021	31,547
2022	16,089
2023	4,692
Thereafter	1,943
Future minimum lease revenues	$130,486

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
Capital Leases (as Lessee) — The Company's capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term. Certain leases contain renewal or fixed price purchase options. The present value of obligations under capital leases is included under "Capital lease obligations and long-term debt – current portion" and "Capital lease obligations – less current portion" in the condensed consolidated balance sheets. As of December 31, 2018, the leases were collateralized by revenue equipment with a cost of $154.3 million and accumulated amortization of $34.2 million. Amortization of the equipment under capital leases is included in "Depreciation and amortization of property and equipment" in the Company's condensed consolidated statements of comprehensive income.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 10 — Accounts Receivable Securitization
The 2018 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets. As of June 30, 2019, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2018 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of June 30, 2019. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
The following table summarizes the key terms of the 2018 RSA (dollars in thousands):

2018 RSA
Effective date	July 11, 2018
Final maturity date	July 9, 2021
Borrowing capacity	$325,000
Accordion option ¹	$175,000
Unused commitment fee rate ²	20 to 40 basis points
Program fees on outstanding balances ³	one-month LIBOR + 80 to 100 basis points

1	The accordion option increases the maximum borrowing capacity, subject to participation of the purchasers.

2	The 2018 RSA commitment fee rate is based on the percentage of the maximum borrowing capacity utilized.

3	The 2018 RSA program fee is based on the Company's consolidated total net leverage ratio.
Availability under the 2018 RSA is calculated as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Borrowing base, based on eligible receivables	$284,700	$325,000
Less: outstanding borrowings ¹	(145,000)	(240,000)
Less: outstanding letters of credit	(70,650)	(70,900)
Availability under accounts receivable securitization facilities	$69,050	$14,100

1
Outstanding borrowings are included in "Accounts receivable securitization" in the condensed consolidated balance sheets, offset by $0.3 million of deferred loan costs. Interest accrued on the aggregate principal balance at a rate of 3.3% and 3.2% as of June 30, 2019 and December 31, 2018, respectively.

Program fees and unused commitment fees are recorded in "Interest expense" in the condensed consolidated statements of comprehensive income. The Company incurred accounts receivable securitization program fees of $1.9 million and $2.0 million during the quarter-to date June 30, 2019 and 2018 periods, respectively. The Company incurred accounts receivable securitization program fees of $3.9 million and $4.0 million during the year-to-date June 30, 2019 and 2018 periods, respectively.
Refer to Note 17 for information regarding the fair value of the 2018 RSA.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 11 — Commitments
Purchase Commitments
As of June 30, 2019, the Company had outstanding commitments to purchase revenue equipment of $385.6 million in 2019 ($340.1 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, finance leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of June 30, 2019, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $3.7 million in the remainder of 2019, $1.1 million in 2020 through 2021, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
TRP Commitments
Since 2003, Knight has entered into partnership agreements with entities that make privately-negotiated equity investments, including Transportation Resource Partners, Transportation Resource Partners III, LP, TRP Capital Partners, LP, TRP CoInvest Partners, (NTI) I, LP, TRP CoInvest Partners, (QLS) I, LP, and TRP Coinvest Partners, FFR I, LP. In these agreements, Knight committed to invest in return for an ownership percentage. During the first quarter of 2019, Knight entered into and fulfilled a $5.0 million commitment to invest in TRP Coinvest FFR. There were no material changes related to the TRP commitments during the second quarter of 2019.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $104.5 million, relating to the Company's outstanding legal proceedings as of June 30, 2019.
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
Recent Developments and Current Status
In February 2019, the court granted final approval of the Slack settlement. Additionally, in July 2019, the court granted final approval of the settlement in the Hedglin matter. The likelihood that a loss has been incurred for the Slack and Hedglin matters is probable and estimable, and the loss has accordingly been accrued.

CRST Expedited
Plaintiff alleges tortious interference with contract and unjust enrichment related to non-competition agreements entered into with certain of its drivers.
Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
CRST Expedited, Inc.	Swift Transportation Co. of Arizona LLC.	March 20, 2017	United States District Court for the Northern District of Iowa
Recent Developments and Current Status
In July 2019, a jury issued an adverse verdict in this lawsuit. The Company is reviewing all options including post-trial motions seeking to overturn the jury verdict and if necessary, an appeal. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of June 30, 2019.

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

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
John Burnell [1]	Swift Transportation Co., Inc	March 22, 2010	United States District Court for the Central District of California

James R. Rudsell [1]	Swift Transportation Co. of Arizona, LLC and Swift Transportation Company	April 5, 2012	United States District Court for the Central District of California
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of June 30, 2019.

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
Recent Developments and Current Status
In April 2019, the court granted preliminary approval of the settlement in this matter. Based on the above, the likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of June 30, 2019.

1	Individually and on behalf of all others similarly situated.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 13 — Share Repurchase Plan
On May 31, 2019, the Company announced that the Board approved the repurchase of up to $250.0 million worth of the Company's outstanding common stock (the "2019 Knight-Swift Share Repurchase Plan"). With the adoption of the 2019 Knight-Swift Share Repurchase Plan, the Company terminated the $250.0 million repurchase plan previously approved by the Board in June 2018 (the "2018 Knight-Swift Share Repurchase Plan"). There was approximately $0.2 million remaining under the 2018 Knight-Swift Share Repurchase Plan upon termination.

The following table presents the Company's repurchases of its common stock under the respective share repurchase programs, net of advisory fees:

Share Repurchase Plan		Quarter-to-Date June 30, 2019		Year-to-Date June 30, 2019
Authorized Amount	Board Approval Date	Shares	Amount	Shares	Amount
(in thousands)		(in thousands)
$250,000	June 1, 2018	2,315	$70,500	2,315	$70,500
$250,000	May 30, 2019	559	16,392	559	16,392
		2,874	$86,892	2,874	$86,892

No shares were purchased during the quarter or year-to-date periods ended June 30, 2018.
As of June 30, 2019, $233.6 million remained available under the 2019 Knight-Swift Share Repurchase Plan. As of December 31, 2018, $70.7 million remained available under the 2018 Knight-Swift Share Repurchase Plan.

Note 14 — Weighted Average Shares Outstanding
Basic and diluted earnings per share, as presented in the condensed consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2019	2018	2019	2018
	(In thousands)
Basic weighted average common shares outstanding	172,078	178,451	172,522	178,307
Dilutive effect of equity awards	646	947	640	1,014
Diluted weighted average common shares outstanding	172,724	179,398	173,162	179,321
Anti-dilutive shares excluded from diluted earnings per share ¹	916	47	933	57

1
Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of Knight-Swift's common stock for the periods presented.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 15 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	Quarter-to-Date June 30,				Year-to-Date June 30,
	2019		2018		2019		2018
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Freight Services:
Central Freight Lines ¹	$3,843	$—	$—	$—	$6,959	$—	$427	$—
SME Industries ¹	62	—	198	—	217	—	447	—
Total	$3,905	$—	$198	$—	$7,176	$—	$874	$—
Facility and Equipment Leases:
Central Freight Lines ¹	$78	$92	$227	$93	$322	$185	$468	$185
Other Affiliates ¹	5	—	5	—	9	—	11	—
Total	$83	$92	$232	$93	$331	$185	$479	$185
Other Services:
Central Freight Lines ¹	$542	$—	$—	$—	$542	$—	$—	$—
Updike Distribution and Logistics ²	3	—	9	—	4	—	554	—
Other Affiliates ¹	9	668	9	751	18	1,330	18	1,354
Total	$554	$668	$18	$751	$564	$1,330	$572	$1,354

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
The following is a rollforward of the accrued liability for the consulting fees:

(In thousands)
Accrued consulting fees – Jerry Moyes, balance at December 31, 2018 1a	$2,225
Less: payments	(1,025)
Accrued consulting fees – Jerry Moyes, balance at June 30, 2019 1a	$1,200

1a	The balance is included in "Accrued liabilities" in the condensed consolidated balance sheet.

2
Knight had an arrangement with Updike Distribution and Logistics, a company that is owned by the father and three brothers of Executive Vice President of Sales and Marketing, James Updike, Jr. The arrangement allowed Updike Distribution and Logistics to purchase fuel from Knight's vendors at cost, plus an administrative fee. The arrangement was discontinued during

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

the second quarter of 2018. Activities in the quarter and year-to-date periods ended June 30, 2019 pertain to sales of various spare parts and tractor accessories.
Receivables and payables pertaining to related party transactions were:

	June 30, 2019		December 31, 2018
	Receivable	Payable	Receivable	Payable
	(In thousands)
Central Freight Lines	$2,960	$—	$254	$—
SME Industries	23	—	24	—
Other Affiliates	—	24	—	20
Total	$2,983	$24	$278	$20

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following tables present the Company's financial information by segment:

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2019	2018 (recast)	2019	2018 (recast)
Revenue:	(In thousands)
Trucking	$1,020,027	$1,081,832	$1,993,272	$2,119,196
Logistics	82,929	99,188	171,881	188,377
Intermodal	118,195	120,047	234,562	230,314
Subtotal	$1,221,151	$1,301,067	$2,399,715	$2,537,887
Non-reportable segments	29,597	48,783	67,361	98,474
Intersegment eliminations	(8,665)	(18,167)	(20,458)	(33,546)
Total revenue	$1,242,083	$1,331,683	$2,446,618	$2,602,815

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2019	2018 (recast)	2019	2018 (recast)
Operating income (loss):	(In thousands)
Trucking	$125,772	$126,657	$240,947	$226,908
Logistics	5,021	4,615	12,304	8,574
Intermodal	4,192	4,480	6,553	8,428
Subtotal	$134,985	$135,752	$259,804	$243,910
Non-reportable segments	(26,392)	(11,510)	(34,912)	(25,924)
Operating income	$108,593	$124,242	$224,892	$217,986

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2019	2018 (recast)	2019	2018 (recast)
Depreciation and amortization of property and equipment:	(In thousands)
Trucking	$86,842	$78,694	$171,352	$155,753
Logistics	159	137	314	261
Intermodal	3,303	2,945	6,663	5,718
Subtotal	$90,304	$81,776	$178,329	$161,732
Non-reportable segments	12,634	13,972	25,546	27,879
Depreciation and amortization of property and equipment	$102,938	$95,748	$203,875	$189,611

Geographical Information
In the aggregate, total revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for the quarter and year-to-date periods ended June 30, 2019 and 2018. Additionally, long-lived assets on the Company's foreign subsidiary balance sheets were less than 5.0% of consolidated total assets as of June 30, 2019 and December 31, 2018.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 17 — Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of June 30, 2019 and December 31, 2018, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
The estimated fair values of the Company's financial instruments as of June 30, 2019 and December 31, 2018 represent management's best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects management's own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Restricted investments, held-to-maturity ¹	$10,277	$10,283	$17,413	$17,398
TRP Investments ²	31,040	31,040	20,646	20,646

Financial Liabilities:
Term Loan, due October 2020 ³	$364,707	$365,000	$364,590	$365,000
2018 RSA, due July 2021 [4]	144,684	145,000	239,606	240,000
Revolver, due October 2022	270,000	270,000	195,000	195,000

1	Refer to Note 5 for the differences between the carrying amounts and estimated fair values of the Company's restricted investments, held-to-maturity.

2	The investments are included in "Other long-term assets" on the condensed consolidated balance sheets.

3
The carrying amount of the Term Loan is included in "Long-term debt – less current portion," and is net of $0.3 million and $0.4 million in deferred loan costs as of June 30, 2019 and December 31, 2018, respectively.

4
The carrying amount of the 2018 RSA is included in "Accounts receivable securitization," and is net of $0.3 million and $0.4 million in deferred loan costs as of June 30, 2019 and December 31, 2018, respectively.

Recurring Fair Value Measurements — As of June 30, 2019 and December 31, 2018, there were no major categories of assets or liabilities on the condensed consolidated balance sheets estimated at fair value that were measured on a recurring basis.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of June 30, 2019 and December 31, 2018:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses
	(In thousands)
As of June 30, 2019
Leasehold improvements ¹	$—	$—	$—	$—	$(2,182)

As of December 31, 2018
Software ²	$—	$—	$—	$—	$(550)
Equipment ³	2,800	—	2,800	—	(2,248)

1	During the second quarter of 2019, the Company incurred an impairment of leasehold improvements related to the early termination of a lease on one of its operating properties.

2	During the fourth quarter of 2018, the Company incurred impairment charges related to replaced software systems.

3
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

Nonrecurring Fair Value Measurements (Liabilities) — As of June 30, 2019 and December 31, 2018, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

•	any projections of or guidance regarding earnings, earnings per share, revenues, cash flows, dividends, capital expenditures, or other financial items,

•	any statement of plans, strategies, and objectives of management for future operations,

•	any statements concerning proposed acquisition plans, new services, or developments,

•	any statements regarding future economic conditions or performance, and

•	any statements of belief and any statements of assumptions underlying any of the foregoing.
In this Quarterly Report, forward-looking statements include, but are not limited to statements we make concerning:

•	the ability of our infrastructure to support future growth, whether we grow organically or through potential acquisitions,

•	the future impact of the 2017 Merger and the Abilene Acquisition, including achievement of anticipated synergies,

•	the flexibility of our model to adapt to market conditions,

•	our ability to recruit and retain qualified driving associates,

•	future safety performance,

•	future performance of our segments or businesses,

•	our ability to gain market share,

•	the ability, desire, and effects of expanding our logistics, brokerage and intermodal operations,

•	future equipment prices, our equipment purchasing or leasing plans, and our equipment turnover (including expected tractor trade-ins),

•	our ability to sublease equipment to independent contractors,

•	the impact of pending legal proceedings,

•	the expected freight environment, including freight demand and volumes,

•	economic conditions and growth, including future inflation, consumer spending, supply chain conditions, and US Gross Domestic Product ("GDP") changes,

•	future pricing terms from vendors and suppliers,

•	expected liquidity and methods for achieving sufficient liquidity,

•	future fuel prices and the expected impact of fuel efficiency initiatives,

•	future expenses and our ability to control costs,

•	future operating profitability,

•	future third-party service provider relationships and availability,

•	future contracted pay rates with independent contractors and compensation arrangements with driving associates,

•	our expected need or desire to incur indebtedness,

•	future capital expenditures and expected sources of liquidity, capital allocation, capital structure, capital requirements, and growth strategies and opportunities,

•	expected capital expenditures,

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•	future mix of owned versus leased revenue equipment,

•	future asset utilization,

•	future return on capital,

•	future share repurchases and dividends,

•	future tax rates,

•	future trucking industry capacity and balance between industry demand and capacity,

•	future rates,

•	future depreciation and amortization,

•	expected tractor and trailer fleet age,

•	future investment in and deployment of new or updated technology,

•	political conditions and regulations, including trade regulation, quotas, duties, or tariffs, and any future changes to the foregoing,

•	future purchased transportation expense, and

•	others.
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "objective," "continue," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A "Risk Factors" in our 2018 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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

•
Our non-reportable segments include support services provided to our customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger).

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Highlights and Operating Metrics

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2019	2018	2019	2018
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,242,083	$1,331,683	$2,446,618	$2,602,815
Revenue, excluding trucking fuel surcharge ¹	$1,122,754	$1,191,022	$2,219,710	$2,333,063
Net income attributable to Knight-Swift	$79,205	$91,323	$167,143	$161,687
Diluted EPS	$0.46	$0.51	$0.97	$0.90
Operating Ratio	91.3%	90.7%	90.8%	91.6%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift ²	$100,627	$99,632	$196,808	$178,337
Adjusted EPS ²	$0.58	$0.56	$1.14	$0.99
Adjusted Operating Ratio ² (2018 – recast)	87.8%	88.7%	88.1%	89.7%

Revenue equipment:
Average tractors ³	18,985	19,249	18,959	19,447
Average trailers [4] (2018 – recast)	58,263	62,822	56,902	63,911
Average containers	9,863	9,119	9,864	9,120

1
Beginning in the second quarter of 2019, the Company presents fuel surcharge revenue generated within only its Trucking segment within "Trucking fuel surcharge" in the condensed consolidated statements of comprehensive income. Fuel surcharge revenue generated within the remaining segments is included in "Revenue, excluding trucking fuel surcharge." Prior period amounts have been reclassified to align with the current period presentation.

2
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

3
Reflects operational tractors within the Trucking segment, including company tractors and tractors owned by independent contractors. Our tractor fleet had a weighted average age of 2.1 years and 2.5 years as of June 30, 2019 and 2018, respectively.

4	Our trailer fleet had a weighted average age of 7.3 years as of June 30, 2019 and 2018.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Company Performance
Trends and Outlook — As a result of strong market fundamentals in 2018, capacity increased in the market as tractor orders were at record levels and trucking employment began to grow. This resulted in an oversupply of capacity in the market, which has led to lower spot market rates and downward pressure on contract rates. The supply expansion in 2018 began to show signs of rationalization in the first half of 2019 as truck orders declined significantly, trucking employment numbers began to slow, and the used equipment market softened. Increased competition for volume in the second quarter freight environment resulted in more pricing pressure than expected. We expect these trends to continue into the second half of the year.
Driver sourcing continues to be a headwind for the trucking industry, as among other market factors, the national unemployment rate remained low, ending the second quarter of 2019 at 3.7%. Additionally, increased competition for driving academy graduates and experienced hires, as well as increased safety regulations, continued to hamper driver sourcing efforts throughout the industry.
The US economy grew at a moderate pace during the first half of 2019, as indicated by an expected annualized growth rate of 3.1% in the first quarter of 2019 and 2.1% in the second quarter of 2019. Third-party forecasts note that the US gross domestic product will continue to grow throughout the remainder of the year, but at a slower pace than in 2018. The second quarter 2019 US employment cost index rose 2.7% and 0.6% on a year-over-year and sequential basis, respectively. The tight US labor market is expected to continue to remain inflationary, likely prompting employers to raise employee pay rates and improve benefits throughout the remainder of 2019.
Our consolidated operations continued to show progress and resilience, as we navigated through the softer freight environment in the first and second quarters of 2019. Focusing on the fundamentals of our business enabled us to improve our operating income by 3.2% to $224.9 million, despite a 6.0% decrease in total revenue from the first half of 2018 to the first half of 2019. Our Trucking segment, which includes our irregular route, dedicated, refrigerated, expedited, flatbed, and cross border operations, improved its Adjusted Operating Ratio to 86.2% in the first half of 2019 from 87.7% in the first half of 2018. We sequentially increased our average tractor count within the Trucking segment by 106 tractors in the first quarter of 2019 and 51 tractors in the second quarter of 2019, resulting in an average tractor count of 18,959 for the first half of 2019. Our Logistics segment produced a 92.7% Adjusted Operating Ratio in the first half of 2019, which is a 260 basis point improvement from the same period last year. We continued to focus on improving our cost structure and improving our load volumes in our Intermodal segment, which produced an Adjusted Operating Ratio of 97.2% in the first half of 2019, as compared to 96.3% in the first half of 2018.
Overall, we remain committed to improving long-term profitability as we continue to leverage opportunities across the Knight-Swift brands, efficiently deploy our assets, and further our enterprise-wide efforts to improve our drivers' experience and safety, while maintaining a relentless focus on cost control. In this environment, we will continue to monitor the markets in order to evaluate acquisition candidates, share repurchase opportunities, and other opportunities that create value for our stockholders and further advance our long-term strategies.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: The reported results do not include the results of operations of Abilene on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction.
Comparison Between the Quarters Ended June 30, 2019 and 2018 — The $12.1 million decrease in net income attributable to Knight-Swift to $79.2 million during the quarter ended June 30, 2019 from $91.3 million during the same period last year includes the following:

•
Contributor — $15.5 million in costs (within the non-reportable segments) associated with an adverse jury verdict issued in July 2019 related to an ongoing lawsuit. These costs were recorded in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income.

•	Contributor — $2.2 million second quarter 2019 impairment of leasehold improvements (within the Trucking segment) from the early termination of a lease related to one of our operating properties.

•	Offset — $2.1 million increase in "Other income, net" is primarily attributed to investment income from our TRP investments and an increase in rental income from our operating properties.

•
Offset — $1.1 million decrease in income tax expense primarily due to a decrease in pretax earnings and a partial release of our reserve for uncertain tax positions, partially offset by a decrease in stock compensation deductions recognized as a discrete item in the second quarter of 2019, as compared to the second quarter of 2018. During the second quarter of 2018, we also recognized a discrete item related to a favorable audit settlement of nondeductible penalties. All of these factors resulted in an effective tax rate of 24.7% and 22.9% for second quarter of 2019 and 2018, respectively.

Comparison Between Year-to-Date June 30, 2019 and 2018 — The $5.4 million increase in net income attributable to Knight-Swift to $167.1 million during year-to-date June 30, 2019 from $161.7 million during the same period last year includes the following:

•
Contributor — $14.0 million increase in operating income, within the Trucking segment's results, which are discussed within "Results of Operations — Segments," below. This increase was driven by our ability to deploy assets effectively in a less robust market, and is a result of our commitment to improving the long-term profitability as we continue leveraging opportunities across the Knight-Swift brands.

•	Contributor — $6.1 million increase in "Other income, net" is primarily attributed to investment income from our TRP investments and an increase in rental income from our operating properties.

•	Offset — $15.5 million in the second quarter of 2019 for costs associated with an ongoing lawsuit (discussed above).

•
Offset — $7.8 million increase in income tax expense primarily due to an increase in pretax earnings as well as a decrease in stock compensation deductions recognized as a discrete item during year-to-date June 30, 2019, partially offset by a partial release of our reserve for uncertain tax positions. During the first half of 2018, we also recognized a discrete item related to a favorable audit settlement of nondeductible penalties. All of these factors resulted in an effective tax rate of 24.4% and 22.1% for the first half of 2019 and 2018, respectively.

See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.
Liquidity and Capital — During the year-to-date June 30, 2019 period, we generated $362.8 million in cash flows from operations, used $219.9 million for capital expenditures (net of equipment sales proceeds), reduced our operating lease liabilities by $59.7 million, repurchased $86.9 million worth of our common stock, and returned $21.0 million to our stockholders in the form of quarterly dividends. We ended the quarter with $55.1 million in unrestricted cash and cash equivalents, a $270.0 million balance on the Revolver, $365.0 million in face value of long-term debt, and $5.5 billion of stockholders' equity. See discussion under "Liquidity and Capital Resources" and "Off-Balance Sheet Arrangements" for additional information.

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
Consolidating Tables for Total Revenue and Operating Income

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2019	2018 (recast)	2019	2018 (recast)
Revenue:	(In thousands)
Trucking	$1,020,027	$1,081,832	$1,993,272	$2,119,196
Logistics	82,929	99,188	171,881	188,377
Intermodal	118,195	120,047	234,562	230,314
Subtotal	$1,221,151	$1,301,067	$2,399,715	$2,537,887
Non-reportable segments	29,597	48,783	67,361	98,474
Intersegment eliminations	(8,665)	(18,167)	(20,458)	(33,546)
Total revenue	$1,242,083	$1,331,683	$2,446,618	$2,602,815

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2019	2018 (recast)	2019	2018 (recast)
Operating income (loss):	(In thousands)
Trucking	$125,772	$126,657	$240,947	$226,908
Logistics	5,021	4,615	12,304	8,574
Intermodal	4,192	4,480	6,553	8,428
Subtotal	$134,985	$135,752	$259,804	$243,910
Non-reportable segments	(26,392)	(11,510)	(34,912)	(25,924)
Operating income	$108,593	$124,242	$224,892	$217,986

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

Operating Statistic	Relevant Segment(s)	Description
Average Revenue per Tractor	Trucking	Measures productivity and represents revenue (excluding fuel surcharge and intersegment transactions) divided by average tractor count
Total Miles per Tractor	Trucking	Total miles (including loaded and empty miles) a tractor travels on average
Average Length of Haul	Trucking	Average of miles traveled with loaded trailer cargo, based on order counts
Non-paid Empty Miles Percentage	Trucking	Percentage of miles without trailer cargo
Average Tractors	Trucking, Intermodal	Average tractors in operation during the period
Average Trailers	Trucking	Average trailers in operation during the period
Average Revenue per Load	Logistics, Intermodal	Total revenue (excluding intersegment transactions) divided by load count
Gross Margin Percentage	Logistics (Brokerage only)
Brokerage gross margin (revenue, excluding intersegment transactions, less purchased transportation expense, excluding intersegment transactions) as a percentage of brokerage revenue, excluding intersegment transactions

Average Containers	Intermodal	Average containers in operation during the period
GAAP Operating Ratio	Trucking, Logistics, Intermodal
Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Calculated as operating expenses as a percentage of total revenue, or the inverse of operating margin.

Adjusted Operating Ratio	Trucking, Logistics, Intermodal
Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Consolidated and segment Adjusted Operating Ratios are reconciled to their corresponding GAAP operating ratios under "Non-GAAP Financial Measures," below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Trucking Segment
We generate revenue in the Trucking segment primarily through dry van, refrigerated, flatbed, expedited, and cross-border service offerings. Generally, we are paid a predetermined rate per mile or per load for our trucking services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Trucking segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
The most significant expenses in the Trucking segment are primarily variable and include fuel and fuel taxes, driving associate-related expenses (such as wages, benefits, training, and recruitment), and costs associated with independent contractors primarily included in "Purchased transportation" in the condensed consolidated statements of comprehensive income. Maintenance expense (which includes costs for replacement tires for our revenue equipment) and insurance and claims expenses have both fixed and variable components. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. The main fixed costs in the Trucking segment are depreciation and rent expenses from leasing and acquiring revenue equipment and terminals, as well as compensating our non-driver employees.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018 (recast)	2019	2018 (recast)	QTD 2018		YTD 2018
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$1,020,027	$1,081,832	$1,993,272	$2,119,196	(5.7%)		(5.9%)
Revenue, excluding fuel surcharge and intersegment transactions	$900,648	$941,117	$1,766,278	$1,849,371	(4.3%)		(4.5%)
GAAP: Operating income	$125,772	$126,657	$240,947	$226,908	(0.7%)		6.2%
Non-GAAP: Adjusted Operating Income ²	$128,303	$127,000	$243,827	$227,416	1.0%		7.2%
Average revenue per tractor ¹	$47,440	$48,892	$93,163	$95,098	(3.0%)		(2.0%)
GAAP: Operating ratio ¹	87.7%	88.3%	87.9%	89.3%	(60	bps)	(140	bps)
Non-GAAP: Adjusting Operating Ratio ¹ ²	85.8%	86.5%	86.2%	87.7%	(70	bps)	(150	bps)
Non-paid empty miles percentage ¹	12.9%	12.5%	12.9%	12.4%	40	bps	50	bps
Average length of haul (miles) ¹	429	427	429	424	0.5%		1.2%
Total miles per tractor ¹	23,656	25,267	46,181	49,948	(6.4%)		(7.5%)
Average tractors ¹ ³	18,985	19,249	18,959	19,447	(1.4%)		(2.5%)
Average trailers ¹	58,263	62,822	56,902	63,911	(7.3%)		(11.0%)

1	Defined under "Operating Statistics," above.

2	Refer to "Non-GAAP Financial Measures" below.

3	Includes 16,491 and 15,623 average company-owned tractors for the second quarter of 2019 and 2018, respectively.
Includes 16,352 and 15,675 average company-owned tractors for the year-to-date June 30, 2019 and 2018 periods, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2019 and 2018 — The Trucking segment's total revenue and revenue, excluding fuel surcharge and intersegment transactions, decreased by $61.8 million and $40.5 million, respectively. Our average revenue per tractor decreased by 3.0% as a result of a 6.4% decrease in miles per tractor, partially offset by a 4.1% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions.
Operating ratio improved by 60 basis points despite a 5.7% decrease in total revenue. Adjusted Operating Ratio improved 70 basis points contributing to a 1.0% improvement in Adjusted Operating Income.
Our focus in our Trucking segment remains on developing our freight network, improving the productivity of our assets and controlling costs in areas where we have experienced higher than normal inflation, such as maintenance, driving associate pay, and professional fees.
Comparison Between Year-to-Date June 30, 2019 and 2018 — The Trucking segment's total revenue and revenue, excluding fuel surcharge and intersegment transactions, decreased by $125.9 million and $83.1 million, respectively. For the first half of 2019, our average revenue per tractor decreased by 2.0% as a result of a 7.5% decrease in miles per tractor, partially offset by a 6.6% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions.
Operating ratio and Adjusted Operating Ratio improved by 140 and 150 basis points, respectively, resulting in a 6.2% improvement in operating income and a 7.2% improvement in Adjusted Operating Income.
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
The most significant expense in the Logistics segment is the (primarily) variable cost of purchased transportation that we pay to third-party capacity providers, included in "Purchased transportation" in the condensed consolidated statements of comprehensive income. Variability in this expense depends on truckload capacity, availability of third-party capacity providers, rates charged to customers, current freight demand, and customer shipping needs. Fixed Logistics operating expenses primarily include non-driver employee compensation and benefits recorded in "Salaries, wages, and benefits" and depreciation and amortization expense recorded in "Depreciation and amortization of property and equipment" in the condensed consolidated statements of comprehensive income.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018 (recast)	2019	2018 (recast)	QTD 2018		YTD 2018
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$82,929	$99,188	$171,881	$188,377	(16.4%)		(8.8%)
Revenue, excluding intersegment transactions	$80,304	$96,401	$167,495	$182,452	(16.7%)		(8.2%)
Operating income	$5,021	$4,615	$12,304	$8,574	8.8%		43.5%
Revenue per load – Brokerage only ¹	$1,475	$1,644	$1,452	$1,635	(10.3%)		(11.2%)
Gross margin percentage – Brokerage only ¹	16.2%	12.9%	17.0%	13.0%	330	bps	400	bps
GAAP: Operating ratio ¹	93.9%	95.3%	92.8%	95.4%	(140	bps)	(260	bps)
Non-GAAP: Adjusted Operating Ratio ¹ ²	93.7%	95.2%	92.7%	95.3%	(150	bps)	(260	bps)

1	Defined under "Operating Statistics," above.

2	Refer to "Non-GAAP Financial Measures" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2019 and 2018 — Operating ratio in the Logistics segment (which primarily consists of our Knight and Swift brokerage services) improved to 93.9% in the second quarter of 2019 from 95.3% in the second quarter of 2018. Adjusted Operating Ratio improved to 93.7% in the second quarter of 2019 from 95.2% in the second quarter of 2018. We remained diligent in improving our operating efficiency, resulting in an 8.8% increase in operating income, despite a 16.7% decrease in revenue, excluding intersegment transactions. The improvement in operating income was driven by a 330 basis point improvement in brokerage gross margin to 16.2% in the second quarter of 2019 from 12.9% in the second quarter of 2018. A competitive market during the second quarter of 2019 resulted in a 13.8% decrease in brokerage revenue, excluding intersegment transactions, as compared to the second quarter of 2018. This was primarily driven by a 10.3% decrease in brokerage revenue per load. Competition increased as the quarter progressed, putting more pressure on revenue and margins.
Comparison Between Year-to-Date June 30, 2019 and 2018 — Total revenues decreased by 8.8% and revenue excluding intersegment transactions decreased by 8.2%. Brokerage revenue, excluding intersegment transactions decreased by 4.4% from the first half of 2018 to the first half of 2019.
Operating income improved by 43.5%, which was driven by a 400 basis point improvement in brokerage gross margin to 17.0% in the first half of 2019 from 13.0% in the first half of 2018. This drove the 260 basis point improvement in both operating ratio and Adjusted Operating Ratio.
Intermodal Segment
The Intermodal segment complements our regional operating model, allows us to better serve customers in longer haul lanes, and reduces our investment in fixed assets. Through the Intermodal segment, we generate revenue by moving freight over the rail in our containers and other trailing equipment, combined with revenue for drayage to transport loads between railheads and customer locations. The most significant expense in the Intermodal segment is the cost of purchased transportation that we pay to third-party capacity providers (including rail providers), which is primarily variable and included in "Purchased transportation" in the condensed consolidated statements of comprehensive income. Purchased transportation varies as it relates to rail capacity, freight demand, and customer shipping needs. The main fixed costs in the Intermodal segment are depreciation of our containers and chassis, as well as non-driver employee compensation and benefits.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018 (recast)	2019	2018 (recast)	QTD 2018		YTD 2018
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$118,195	$120,047	$234,562	$230,314	(1.5%)		1.8%
Revenue, excluding intersegment transactions	$117,727	$119,830	$233,404	$229,960	(1.8%)		1.5%
Operating income	$4,192	$4,480	$6,553	$8,428	(6.4%)		(22.2%)
Average revenue per load ¹	$2,438	$2,291	$2,447	$2,248	6.4%		8.9%
GAAP: Operating ratio ¹	96.5%	96.3%	97.2%	96.3%	20	bps	90	bps
Non-GAAP: Adjusting Operating Ratio ²	96.4%	96.3%	97.2%	96.3%	10	bps	90	bps
Load count	48,290	52,315	95,399	102,312	(7.7%)		(6.8%)
Average tractors ¹ ³	651	621	672	600	4.8%		12.0%
Average containers ¹	9,863	9,119	9,864	9,120	8.2%		8.2%

1	Defined under "Operating Statistics," above.

2	Refer to "Non-GAAP Financial Measures" below.

3	Includes 572 and 524 company-owned tractors for the second quarter 2019 and 2018, respectively.
Includes 592 and 506 company-owned tractors for the year-to-date June 30, 2019 and 2018 periods, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2019 and 2018 — During the second quarter of 2019, our Intermodal segment produced an operating ratio of 96.5%, compared to 96.3% during the second quarter of 2018. The Adjusted Operating Ratio was 96.4% in the second quarter of 2019, compared to 96.3% in the same quarter of last year. The competitive market pressured volumes and revenue, excluding intersegment transactions decreased, as a 6.4% increase in revenue per load helped to offset the 7.7% decrease in load counts. We continue to focus on improving our cost structure and improving our load volumes in our Intermodal segment.
Comparison Between Year-to-Date June 30, 2019 and 2018 — Total revenue increased by 1.8% and revenue, excluding intersegment transactions increased by 1.5%. This was driven by an increase in average revenue per load of 8.9%, while load counts decreased by 6.8%. In the first quarter of 2019, our results were negatively affected by inclement weather impacting rail lanes and slower rail transit times. Additionally, we added container capacity to facilitate our growth plan within this segment, which increased our driver costs and our fixed costs. These factors contributed to a 90 basis point increase in both operating ratio and Adjusted Operating Ratio in the first half of 2019, as compared to the same period last year.
Non-reportable Segments
The non-reportable segments include support services provided to our customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and $10.3 million in quarterly amortization of intangibles related to the 2017 Merger).

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.	YTD 2019 vs.
	2019	2018 (recast)	2019	2018 (recast)	QTD 2018	YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Total revenue	$29,597	$48,783	$67,361	$98,474	(39.3%)	(31.6%)
Operating loss	$(26,392)	$(11,510)	$(34,912)	$(25,924)	129.3%	34.7%
Comparison Between the Quarters Ended June 30, 2019 and 2018 — The decrease in total revenue within our non-reportable segments is primarily attributed to a decrease in leasing and insurance activities with independent contractors. This was accompanied by a corresponding decrease in the operating expenses associated with these activities. We also incurred $15.5 million in costs associated with an adverse jury verdict issued in July 2019 related to an ongoing lawsuit. The Company is reviewing all options including post-trial motions seeking to overturn the jury verdict and if necessary, an appeal.
Comparison Between Year-to-Date June 30, 2019 and 2018 — The change in operating loss in our non-reportable segments was primarily driven by the legal costs mentioned above, partially offset by improved profitability related to our leasing activities with independent contractors.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Consolidated Operating and Other Expenses
Consolidated Operating Expenses
The following tables present certain operating expenses from our condensed consolidated statements of comprehensive income, including each operating expense as a percentage of total revenue and as a percentage of revenue, excluding trucking fuel surcharge. Trucking fuel surcharge revenue can be volatile and is primarily dependent upon the cost of fuel, rather than operating expenses unrelated to fuel. Therefore, we believe that revenue, excluding trucking fuel surcharge is a better measure for analyzing many of our expenses and operating metrics.
Note: The reported results do not include the results of operations of Abilene on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$380,354	$371,405	$744,209	$733,078	2.4%		1.5%
% of total revenue	30.6%	27.9%	30.4%	28.2%	270	bps	220	bps
% of revenue, excluding trucking fuel surcharge	33.9%	31.2%	33.5%	31.4%	270	bps	210	bps
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

•
Comparison Between the Quarters Ended June 30, 2019 and 2018 — Consolidated salaries, wages, and benefits increased by $8.9 million. Our company driving associates currently comprise a larger portion of our total driver population, as compared to prior periods. Additionally, increases in company driving associate pay rates over the last twelve months were partially offset by decreases attributed to fewer miles driven by company driving associates and lower workers' compensation expense due to improved frequency and severity of our claims experience.

•
Comparison Between Year-to-Date June 30, 2019 and 2018 — The $11.1 million increase in consolidated salaries, wages, and benefits includes a $6.6 million increase in expense from Abilene's results for the full year-to-date June 30, 2019, compared to the portion of the year-to-date June 30, 2018 following the Abilene Acquisition on March 16, 2018. Refer to the quarter-to-date discussion above for additional factors contributing to the increase in expense.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Fuel	$151,309	$162,969	$289,748	$307,785	(7.2%)		(5.9%)
% of total revenue	12.2%	12.2%	11.8%	11.8%	—		—
% of revenue, excluding trucking fuel surcharge	13.5%	13.7%	13.1%	13.2%	(20	bps)	(10	bps)
Fuel expense consists primarily of diesel fuel expense for our company-owned tractors and fuel taxes. The primary factors affecting our fuel expense are the cost of diesel fuel, the fuel economy of our equipment, and the miles driven by company driving associates.
Our fuel surcharge programs help to offset increases in fuel prices, but apply only to loaded miles and typically do not offset non-paid empty miles, idle time, or out-of-route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs. We continue to utilize our fuel efficiency initiatives such as trailer blades, idle-control, management of tractor speeds, fleet updates for more fuel-efficient engines, management of fuel procurement, and driving associate training programs that we believe contribute to controlling our fuel expense.

•
Comparison Between the Quarters Ended June 30, 2019 and 2018 — The $11.7 million decrease in consolidated fuel expense is primarily due to a reduction in the total miles driven by company driving associates, as well as a decrease in average fuel prices to $3.12 per gallon for the second quarter of 2019 from $3.19 per gallon for the second quarter of 2018.

•
Comparison Between Year-to-Date June 30, 2019 and 2018 — The $18.0 million decrease in consolidated fuel expense is primarily due to a reduction in the total miles driven by company driving associates, as well as a decrease in average fuel prices to $3.07 per gallon for year-to-date June 30, 2019 from $3.10 per gallon for year-to-date June 30, 2018.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$82,443	$88,278	$162,203	$173,298	(6.6%)		(6.4%)
% of total revenue	6.6%	6.6%	6.6%	6.7%	—		(10	bps)
% of revenue, excluding trucking fuel surcharge	7.3%	7.4%	7.3%	7.4%	(10	bps)	(10	bps)
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
The second quarter decrease of $5.8 million and year-to-date decrease of $11.1 million in consolidated operations and maintenance expense are both attributed to fewer miles driven by company drivers and refreshing our fleet with newer equipment. As a percentage of revenue, excluding trucking fuel surcharge, the expense remained relatively flat.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$48,796	$53,126	$98,932	$112,274	(8.2%)		(11.9%)
% of total revenue	3.9%	4.0%	4.0%	4.3%	(10	bps)	(30	bps)
% of revenue, excluding trucking fuel surcharge	4.3%	4.5%	4.5%	4.8%	(20	bps)	(30	bps)
Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, as well as our level of self-insurance, and premium expense. In recent years, insurance carriers have raised premiums for many businesses, including transportation companies, and as a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention when our policies are renewed or replaced. Insurance and claims expense also varies based on the number of miles driven by company driving associates and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in large, prior-year claims. In future periods, our higher self-retention limits may cause our consolidated insurance and claims expense to fluctuate more.
Consolidated insurance and claims expense decreased by $4.3 million for the second quarter and by $13.3 million for year-to-date June 30, 2019, as compared to the same periods last year. This was primarily due to overall improvements in the frequency and severity of our claims experience, as a result of fewer miles traveled and our increased focus on improving our safety standards for our driving associates and independent contractors.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.	YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018	YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$21,560	$22,671	$43,363	$45,821	(4.9%)	(5.4%)
% of total revenue	1.7%	1.7%	1.8%	1.8%	—	—
% of revenue, excluding trucking fuel surcharge	1.9%	1.9%	2.0%	2.0%	—	—
Operating taxes and licenses include state franchise taxes, federal highway use taxes, property taxes, vehicle license and registration fees, fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Consolidated operating taxes and licenses decreased by $1.1 million for the second quarter and $2.5 million for year-to-date June 30, 2019, as compared to the same periods last year, but remained flat as a percentage of revenue, excluding trucking fuel surcharge.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Communications	$4,960	$5,450	$10,043	$10,742	(9.0%)		(6.5%)
% of total revenue	0.4%	0.4%	0.4%	0.4%	—		—
% of revenue, excluding trucking fuel surcharge	0.4%	0.5%	0.5%	0.5%	(10	bps)	—
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Consolidated communications expense remained relatively flat as a percentage of revenue, excluding trucking fuel surcharge for both the second quarter and year-to-date June 30, 2019, as compared to the same periods last year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$102,938	$95,748	$203,875	$189,611	7.5%		7.5%
% of total revenue	8.3%	7.2%	8.3%	7.3%	110	bps	100	bps
% of revenue, excluding trucking fuel surcharge	9.2%	8.0%	9.2%	8.1%	120	bps	110	bps
Depreciation relates primarily to our owned tractors, trailers, buildings, electronic logging devices, and other communication units, and other similar assets. Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment, the relative percentage of owned versus leased equipment, and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations. Depreciation can also be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment. Management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.

•
Comparison Between the Quarters Ended June 30, 2019 and 2018 — Consolidated depreciation and amortization of property and equipment increased by $7.2 million. The 120 basis point increase in the expense as a percentage of revenue, excluding trucking fuel surcharge, is due to increasing the ratio of owned versus leased equipment.

•
Comparison Between Year-to-Date June 30, 2019 and 2018 — The $14.3 million increase in consolidated depreciation and amortization of property and equipment includes a $2.1 million increase in expense from Abilene's results for the first half of full 2019, compared to the portion of year-to-date June 30, 2018 following the Abilene Acquisition on March 16, 2018. The 110 basis point increase in the expense as a percentage of revenue, excluding trucking fuel surcharge is due to an increase in owned versus leased equipment.

We expect consolidated depreciation and amortization of property and equipment to increase both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we plan to purchase, rather than lease, new equipment in the remainder of 2019.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$10,692	$10,687	$21,385	$21,196	—		0.9%
% of total revenue	0.9%	0.8%	0.9%	0.8%	10	bps	10	bps
% of revenue, excluding trucking fuel surcharge	1.0%	0.9%	1.0%	0.9%	10	bps	10	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, the Abilene Acquisition, and historical Knight acquisitions. See Note 7 in Part I, Item 1, of this Quarterly Report for further details regarding the Company's intangible assets. The $0.2 million increase in amortization of intangibles for year-to-date June 30, 2019, as compared to the same period last year is associated with the Abilene Acquisition which occurred on March 16, 2018.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$32,875	$47,703	$68,420	$100,578	(31.1%)		(32.0%)
% of total revenue	2.6%	3.6%	2.8%	3.9%	(100	bps)	(110	bps)
% of revenue, excluding trucking fuel surcharge	2.9%	4.0%	3.1%	4.3%	(110	bps)	(120	bps)
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.
Consolidated rental expense decreased by $14.8 million for the second quarter and $32.2 million for year-to-date June 30, 2019, as compared to the same periods last year. This was primarily due to increasing our ratio of owned versus leased equipment.
We expect consolidated rental expense to continue to decrease both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we plan to purchase, rather than lease, new equipment in the remainder of 2019.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$261,273	$335,712	$530,622	$659,995	(22.2%)		(19.6%)
% of total revenue	21.0%	25.2%	21.7%	25.4%	(420	bps)	(370	bps)
% of revenue, excluding trucking fuel surcharge	23.3%	28.2%	23.9%	28.3%	(490	bps)	(440	bps)
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
We expect purchased transportation will increase as a percentage of revenue if we are successful in continuing to grow our logistics and intermodal businesses. The increase could be partially offset if independent contractors exit the market due to regulatory changes.
Consolidated purchased transportation expense decreased by $74.4 million for the second quarter and $129.4 million for year-to-date June 30, 2019, as compared to the same period last year. This was primarily due to a decrease in miles driven by independent contractors, and lower purchased transportation expense from third-party carrier activities in our Logistics segment.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.	YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018	YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Impairments	$2,182	$—	$2,182	$—	100.0	100.0
The $2.2 million quarter and year-to-date increase was related to impairment of leasehold improvements (within the Trucking segment) from the early termination of a lease of one of our operating properties.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.	YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018	YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$34,108	$13,692	$46,744	$30,451	149.1	53.5
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.

•
Comparison Between the Quarters Ended June 30, 2019 and 2018 — The $20.4 million increase in net consolidated miscellaneous operating expenses is primarily related to $15.5 million associated with an adverse jury verdict issued in July 2019 related to an ongoing lawsuit and a $1.6 million decrease in gain on sales of equipment.

•
Comparison Between Year-to-Date June 30, 2019 and 2018 — The $16.3 million increase in net consolidated miscellaneous operating expenses is primarily related to the $15.5 million in anticipated legal costs discussed above, partially offset by a $2.6 million increase in gain on sales of equipment.

Consolidated Other Expenses, net

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2019 vs.	YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018	YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$7,156	$7,132	$14,504	$13,896	0.3%	4.4%
Other income, net	(3,101)	(1,005)	(9,240)	(3,160)	208.6%	192.4%
Income tax expense	26,076	27,217	53,999	46,192	(4.2%)	16.9%
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. Interest expense for the second quarter and first half of 2019 remained relatively flat when compared to the same periods last year.
Other income, net — Other income, net is primarily comprised of non-operating income and expense that may arise outside of the normal course of business. The $2.1 million quarter-to-date and $6.1 million year-to-date increases in consolidated other income, net are primarily attributed to investment income from our TRP investments and an increase in rental income from our operating properties.
Income tax expense — In addition to the discussion below, Note 8 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.

•
Comparison Between the Quarters Ended June 30, 2019 and 2018 — The $1.1 million decrease in consolidated income tax expense was primarily due to a decrease in pretax earnings and a partial release of our reserve for uncertain tax positions, partially offset by a decrease in stock compensation deductions recognized as a discrete item in the second quarter of 2019, as compared to the second quarter of 2018. During the second quarter of 2018, we also recognized a discrete item related to a favorable audit settlement of nondeductible penalties. All of these factors resulted in an effective tax rate of 24.7% and 22.9% for the second quarter of 2019 and 2018, respectively.

•
Comparison Between Year-to-Date June 30, 2019 and 2018 — The $7.8 million increase in consolidated income tax expense was primarily due to an increase in pretax earnings as well as a decrease in stock compensation deductions recognized as a discrete item during year-to-date June 30, 2019, which was partially offset by a partial release of our reserve for uncertain tax positions. During the first half of 2018, we also recognized a discrete item related to a favorable audit settlement of nondeductible penalties. All of these factors resulted in an effective tax rate of 24.4% and 22.1% for the first half of 2019 and 2018, respectively.

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
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2019	2018	2019	2018
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$79,205	$91,323	$167,143	$161,687
Adjusted for:
Income tax expense attributable to Knight-Swift	26,076	27,217	53,999	46,192
Income before income taxes attributable to Knight-Swift	105,281	118,540	221,142	207,879
Amortization of intangibles ¹	10,692	10,687	21,385	21,196
Impairments ²	2,182	—	2,182	—
Legal accruals ³	15,500	—	15,500	—
Adjusted income before income taxes	133,655	129,227	260,209	229,075
Provision for income tax expense at effective rate	(33,028)	(29,595)	(63,401)	(50,738)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$100,627	$99,632	$196,808	$178,337

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2019	2018	2019	2018
GAAP: Earnings per diluted share	$0.46	$0.51	$0.97	$0.90
Adjusted for:
Income tax expense attributable to Knight-Swift	0.15	0.15	0.31	0.26
Income before income taxes attributable to Knight-Swift	0.61	0.66	1.28	1.16
Amortization of intangibles ¹	0.06	0.06	0.12	0.12
Impairments ²	0.01	—	0.01	—
Legal accruals ³	0.09	—	0.09	—
Adjusted income before income taxes	0.77	0.72	1.50	1.28
Provision for income tax expense at effective rate	(0.19)	(0.16)	(0.37)	(0.28)
Non-GAAP: Adjusted EPS	$0.58	$0.56	$1.14	$0.99

1
"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger, Abilene Acquisition, and historical Knight acquisitions. Refer to Note 4 in Part I, Item 1 of this Quarterly Report for additional details regarding the Abilene Acquisition.

2	"Impairments" reflects the non-cash impairment of leasehold improvements (within the Trucking segment) incurred during the early termination of a lease related to one of our operating properties.

3
"Legal accruals" reflects anticipated costs associated with an adverse jury verdict issued in July 2019 related to an ongoing lawsuit, which is included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income for the quarter and year-to-date period ended June 30, 2019. The Company is reviewing all options including post-trial motions seeking to overturn the jury verdict and if necessary, an appeal.

Non-GAAP Reconciliation: Consolidated Adjusted Operating Ratio

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2019	2018 (recast)	2019	2018 (recast)
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,242,083	$1,331,683	$2,446,618	$2,602,815
Total operating expenses	(1,133,490)	(1,207,441)	(2,221,726)	(2,384,829)
Operating income	$108,593	$124,242	$224,892	$217,986
Operating ratio	91.3%	90.7%	90.8%	91.6%

Non-GAAP Presentation
Total revenue	$1,242,083	$1,331,683	$2,446,618	$2,602,815
Trucking fuel surcharge	(119,329)	(140,661)	(226,908)	(269,752)
Revenue, excluding trucking fuel surcharge	1,122,754	1,191,022	2,219,710	2,333,063

Total operating expenses	1,133,490	1,207,441	2,221,726	2,384,829
Adjusted for:
Trucking fuel surcharge	(119,329)	(140,661)	(226,908)	(269,752)
Amortization of intangibles ¹	(10,692)	(10,687)	(21,385)	(21,196)
Impairments ²	(2,182)	—	(2,182)	—
Legal accruals ³	(15,500)	—	(15,500)	—
Adjusted Operating Expenses	985,787	1,056,093	1,955,751	2,093,881
Adjusted Operating Income	$136,967	$134,929	$263,959	$239,182
Adjusted Operating Ratio	87.8%	88.7%	88.1%	89.7%

1	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 1.

2	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 2.

3	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 3.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Ratio
Trucking Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2019	2018 (recast)	2019	2018 (recast)
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,020,027	$1,081,832	$1,993,272	$2,119,196
Total operating expenses	(894,255)	(955,175)	(1,752,325)	(1,892,288)
Operating income	$125,772	$126,657	$240,947	$226,908
Operating ratio	87.7%	88.3%	87.9%	89.3%

Non-GAAP Presentation
Total revenue	$1,020,027	$1,081,832	$1,993,272	$2,119,196
Fuel surcharge	(119,329)	(140,661)	(226,908)	(269,752)
Intersegment transactions	(50)	(54)	(86)	(73)
Revenue, excluding fuel surcharge and intersegment transactions	900,648	941,117	1,766,278	1,849,371

Total operating expenses	894,255	955,175	1,752,325	1,892,288
Adjusted for:
Fuel surcharge	(119,329)	(140,661)	(226,908)	(269,752)
Intersegment transactions	(50)	(54)	(86)	(73)
Amortization of intangibles ¹	(349)	(343)	(698)	(508)
Impairments ²	(2,182)	—	(2,182)	—
Adjusted Operating Expenses	772,345	814,117	1,522,451	1,621,955
Adjusted Operating Income	$128,303	$127,000	$243,827	$227,416
Adjusted Operating Ratio	85.8%	86.5%	86.2%	87.7%

1
"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the Abilene Acquisition and historical Knight acquisitions. Refer to Note 4 in Part I, Item 1 of this Quarterly Report for additional details regarding the Abilene Acquisition.

2	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 2.
Logistics Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2019	2018 (recast)	2019	2018 (recast)
GAAP Presentation	(Dollars in thousands)
Total revenue	$82,929	$99,188	$171,881	$188,377
Total operating expenses	(77,908)	(94,573)	(159,577)	(179,803)
Operating income	$5,021	$4,615	$12,304	$8,574
Operating ratio	93.9%	95.3%	92.8%	95.4%

Non-GAAP Presentation
Total revenue	$82,929	$99,188	$171,881	$188,377
Intersegment transactions	(2,625)	(2,787)	(4,386)	(5,925)
Revenue, excluding intersegment transactions	80,304	96,401	167,495	182,452

Total operating expenses	77,908	94,573	159,577	179,803
Adjusted for:
Intersegment transactions	(2,625)	(2,787)	(4,386)	(5,925)
Adjusted Operating Expenses	75,283	91,786	155,191	173,878
Adjusted Operating Income	$5,021	$4,615	$12,304	$8,574
Adjusted Operating Ratio	93.7%	95.2%	92.7%	95.3%

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2019	2018 (recast)	2019	2018 (recast)
GAAP Presentation	(Dollars in thousands)
Total revenue	$118,195	$120,047	$234,562	$230,314
Total operating expenses	(114,003)	(115,567)	(228,009)	(221,886)
Operating income	$4,192	$4,480	$6,553	$8,428
Operating ratio	96.5%	96.3%	97.2%	96.3%

Non-GAAP Presentation
Total revenue	$118,195	$120,047	$234,562	$230,314
Intersegment transactions	(468)	(217)	(1,158)	(354)
Revenue, excluding intersegment transactions	117,727	119,830	233,404	229,960

Total operating expenses	114,003	115,567	228,009	221,886
Adjusted for:
Intersegment transactions	(468)	(217)	(1,158)	(354)
Adjusted Operating Expenses	113,535	115,350	226,851	221,532
Adjusted Operating Income	$4,192	$4,480	$6,553	$8,428
Adjusted Operating Ratio	96.4%	96.3%	97.2%	96.3%

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	June 30, 2019
(In thousands)
Cash and cash equivalents, excluding restricted cash	$55,063
Availability under Revolver, due October 2022 ¹	496,048
Availability under 2018 RSA, due July 2021 ²	69,050
Total unrestricted liquidity	$620,161
Cash and cash equivalents – restricted ³	52,821
Restricted investments, held-to-maturity, amortized cost ³	10,277
Total liquidity, including restricted cash and restricted investments	$683,259

1
As of June 30, 2019, we had $270.0 million in borrowings under our $800.0 million Revolver. We additionally had $34.0 million in outstanding letters of credit (discussed below), leaving $496.0 million available under the Revolver.

2
Based on eligible receivables at June 30, 2019, our borrowing base for the 2018 RSA was $284.7 million, while outstanding borrowings were $145.0 million. We additionally had $70.7 million in outstanding letters of credit (discussed below), leaving $69.1 million available under the 2018 RSA.

3
Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $51.6 million, included in "Cash and cash equivalents — restricted" in the condensed consolidated balance sheet and held by Mohave and Red Rock for claims payments. The remaining $1.2 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.

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
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, fund replacement of our revenue equipment fleet, and, to a lesser extent, fund upgrades to our terminals and technology in our logistics service offerings. We expect that net capital expenditures from the aforementioned projects will be in the range of $550.0 million – $575.0 million for the full-year 2019. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.
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
Principal and Interest Payments — As of June 30, 2019, we had debt and finance lease obligations of $904.1 million, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt or lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
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
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, common stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. As of June 30, 2019, the Company had $233.6 million remaining under the 2019 Knight-Swift Share Repurchase Plan. Additional details are discussed in Note 13 in Part I, Item 1 of this Quarterly Report.
Working Capital
As of June 30, 2019 and December 31, 2018, we had a working capital surplus of $124.7 million and $292.7 million, respectively. The decrease is primarily due to the adoption of ASC Topic 842, Leases, which, among other things, requires the recognition of $98.9 million in the current portion of operating lease liabilities on the condensed consolidated balance sheet as of June 30, 2019. Since the Company adopted the ASC Topic 840 Comparative Approach, there was no current portion of lease liabilities recorded on the December 31, 2018 condensed consolidated balance sheet. Additionally, "Trade receivables, net" decreased $51.6 million, as expected, due to typical seasonality.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Material Debt Agreements
As of June 30, 2019, we had $904.1 million in material debt obligations at the following carrying values:

•	$364.7 million: Term Loan, due October 2020, net of $0.3 million in deferred loan costs

•	$144.7 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.3 million in deferred loan costs

•	$124.7 million: Finance lease obligations

•	$270.0 million: Revolver, due October 2022
As of December 31, 2018, we had $929.1 million in material debt obligations at the following carrying values:

•	$364.6 million: Term Loan, due October 2020, net of $0.4 million in deferred loan costs

•	$239.6 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.4 million in deferred loan costs

•	$129.5 million: Capital lease obligations

•	$195.0 million: Revolver, due October 2022

•	$0.4 million: Other

Cash Flow Analysis

	Year-to-Date June 30,		Change
	2019	2018
	(In thousands)
Net cash provided by operating activities	$362,812	$375,912	$(13,100)
Net cash used in investing activities	(223,882)	(232,564)	8,682
Net cash used in financing activities	(162,022)	(126,769)	(35,253)
Net Cash Provided by Operating Activities
Comparison Between Year-to-Date June 30, 2019 and 2018 — The $13.1 million decrease in net cash provided by operating activities was primarily due to a $59.0 million increase in cash paid for income taxes, partially offset by a $41.5 million increase in cash collected from our customers and a $6.9 million increase in operating income, due to the factors discussed in "Results of Operations — Segments " and "Results of Operations — Consolidated Operating and Other Expenses," above.
Net Cash Used in Investing Activities
Comparison Between Year-to-Date June 30, 2019 and 2018 — The $8.7 million decrease in net cash used in investing activities was due to a $101.7 million decrease in net cash used for acquisitions (as the Abilene Acquisition occurred in the first quarter of 2018), partially offset by a $98.5 million increase in capital expenditures, net of disposal proceeds.
Net Cash Used in Financing Activities
Comparison Between Year-to-Date June 30, 2019 and 2018 — Net cash used in financing activities increased by $35.3 million, which was primarily due to an increase in repurchases of our common stock of $86.9 million, a $5.0 million increase in net repayments on the 2018 RSA, and a $19.6 million increase in repayments of finance leases and long-term debt. These payments were partially offset by $80.0 million in net borrowings on the Revolver.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Contractual Obligations
"Liquidity and Capital Resources," above, includes details regarding changes in our contractual obligations table during the year-to-date June 30, 2019 period. Aside from these items, there were no material changes to the contractual obligations table, which was included in our 2018 Annual Report.

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

Recently Issued Accounting Pronouncements
See Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's condensed consolidated financial statements, as follows:

•	Note 2 for accounting pronouncements adopted during the year-to-date June 30, 2019.

•	Note 3 for accounting pronouncements issued during the year-to-date June 30, 2019.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2017 Debt Agreement and 2018 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 3.21% as of June 30, 2019) and fixed rate equipment lease financing. Assuming the level of borrowings as of June 30, 2019, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $7.8 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US, as reported by the US Department of Energy, decreased to an average of $3.12 for the second quarter of 2019 from an average of $3.19 for the second quarter of 2018. The weekly average diesel price per gallon in the US decreased to an average of $3.07 for year-to-date June 30, 2019 from an average of $3.10 for year-to-date June 30, 2018. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 12 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended June 30, 2019, and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2018 Annual Report, in the section of each document entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs ¹
April 1, 2019 to April 30, 2019	—	$—	—	$70,681,518
May 1, 2019 to May 31, 2019	2,315,583	$30.45	2,315,583	$250,000,000
June 1, 2019 to June 30, 2019	558,916	$29.33	558,916	$233,607,968
Total	2,874,499	$30.23	2,874,499	$233,607,968

1
On June 1, 2018, the Company announced that the Board approved the $250.0 million 2018 Knight-Swift Share Repurchase Plan. The Company repurchased $179.3 million under this plan in 2018 and repurchased $70.5 million under the 2018 Knight-Swift Share Repurchase Plan in May 2019, leaving approximately $0.2 million available as of May 30, 2019. On May 31, 2019, the Company announced that the Board approved the $250.0 million 2019 Knight-Swift Share Repurchase Plan, replacing the 2018 Knight-Swift Share Repurchase Plan. There is no expiration date associated with the 2019 Knight-Swift Share Repurchase Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

2.1*	Agreement and Plan of Merger, dated as of April 9, 2017, by and among Swift Transportation Company, Bishop Merger Sub, Inc., and Knight Transportation, Inc.	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 13, 2017

3.1	Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 2018

3.2	Second Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.2 of Form 8-K filed on November 15, 2018

10.1 **	Form of RSU Award Notice (Share Settled)	Filed herewith

10.2 **	Form of PU Award Notice (Share Settled)	Filed herewith

10.3 **	Form of RSU Award Notice (Cash Settled)	Filed herewith

10.4 **	Form of PU Award Notice (Cash Settled)	Filed herewith

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	August 7, 2019	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	August 7, 2019	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant