Form 10-Q
period 2019-09-30
Knight-Swift Transportation Holdings Inc.
filed 2019-11-06
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________________________
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35007
_________________________________________________________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were 170,645,523 shares of the registrant's common stock outstanding as of October 30, 2019.

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

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight and Swift, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2017 Debt Agreement	The Company's Credit Agreement, entered into on September 29, 2017, consisting of the Revolver and Term Loan, which are defined below.
2018 RSA	Fourth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on July 11, 2018 by Swift Receivables Company II, LLC with unrelated financial entities.
Abilene	Abilene Motor Express, Inc. and its related entities
Abilene Acquisition	See description of the Abilene Acquisition included in Notes 1 and 4 of the footnotes to the condensed consolidated financial statements, within Part I, Item 1 of this Quarterly Report.
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
DOE	United States Department of Energy
EPS	Earnings Per Share
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
GAAP	United States Generally Accepted Accounting Principles
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries prior to the 2017 Merger
Quarterly Report	Quarterly Report on Form 10-Q
QTD	Quarter-to-date
Revolver	Revolving line of credit under the 2017 Debt Agreement
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries prior to the 2017 Merger.
Term Loan	The Company's term loan under the 2017 Debt Agreement
TRP	Transportation Resource Partners
US	The United States of America
YTD	Year-to-date

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$93,996	$82,486
Cash and cash equivalents – restricted	40,831	46,888
Restricted investments, held-to-maturity, amortized cost	10,034	17,413
Trade receivables, net of allowance for doubtful accounts of $17,424 and $16,355, respectively	513,906	601,228
Contract balance – revenue in transit	17,332	15,602
Prepaid expenses	73,052	67,011
Assets held for sale	57,395	39,955
Income tax receivable	42,538	6,943
Other current assets	51,884	29,706
Total current assets	900,968	907,232
Gross property and equipment	3,671,073	3,305,944
Less: accumulated depreciation and amortization	(824,144)	(693,107)
Property and equipment, net	2,846,929	2,612,837
Operating lease right-of-use assets	192,504	—
Goodwill	2,918,995	2,919,176
Intangible assets, net	1,391,157	1,420,919
Other long-term assets	71,672	51,721
Total assets	$8,322,225	$7,911,885
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$145,155	$117,883
Accrued payroll and purchased transportation	116,610	126,464
Accrued liabilities	162,913	151,500
Claims accruals – current portion	146,990	160,044
Finance lease liabilities and long-term debt – current portion	36,719	58,672
Operating lease liabilities – current portion	88,371	—
Total current liabilities	696,758	614,563
Revolving line of credit	290,000	195,000
Long-term debt – less current portion	364,766	364,590
Finance lease liabilities – less current portion	59,048	71,248
Operating lease liabilities – less current portion	111,568	—
Accounts receivable securitization	204,723	239,606
Claims accruals – less current portion	199,745	201,327
Deferred tax liabilities	774,683	739,538
Other long-term liabilities	15,641	23,294
Total liabilities	2,716,932	2,449,166
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 170,573 and 172,844 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	1,705	1,728
Additional paid-in capital	4,263,039	4,242,369
Retained earnings	1,338,374	1,216,852
Total Knight-Swift stockholders' equity	5,603,118	5,460,949
Noncontrolling interest	2,175	1,770
Total stockholders’ equity	5,605,293	5,462,719
Total liabilities and stockholders’ equity	$8,322,225	$7,911,885

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2019	2018 (recast)	2019	2018 (recast)
	(In thousands, except per share data)
Revenue:
Revenue, excluding trucking fuel surcharge	$1,090,210	$1,212,020	$3,309,920	$3,545,083
Trucking fuel surcharge	110,312	134,591	337,220	404,343
Total revenue	1,200,522	1,346,611	3,647,140	3,949,426
Operating expenses:
Salaries, wages, and benefits	375,491	381,174	1,119,700	1,114,252
Fuel	148,699	162,832	438,447	470,617
Operations and maintenance	85,108	87,362	247,311	260,660
Insurance and claims	46,792	52,701	145,724	164,975
Operating taxes and licenses	20,970	21,986	64,333	67,807
Communications	4,913	5,041	14,956	15,783
Depreciation and amortization of property and equipment	106,884	97,708	310,759	287,319
Amortization of intangibles	10,759	10,695	32,144	31,891
Rental expense	28,726	39,806	97,146	140,384
Purchased transportation	251,337	329,338	781,959	989,333
Impairments	—	—	2,182	—
Miscellaneous operating expenses	17,890	13,688	64,634	44,139
Total operating expenses	1,097,569	1,202,331	3,319,295	3,587,160
Operating income	102,953	144,280	327,845	362,266
Other (expenses) income:
Interest income	1,007	889	3,000	2,191
Interest expense	(7,790)	(7,528)	(22,294)	(21,424)
Other income, net	3,335	3,327	12,575	6,487
Other (expenses) income, net	(3,448)	(3,312)	(6,719)	(12,746)
Income before income taxes	99,505	140,968	321,126	349,520
Income tax expense	24,524	34,624	78,523	80,816
Net income	74,981	106,344	242,603	268,704
Net income attributable to noncontrolling interest	(362)	(463)	(841)	(1,136)
Net income attributable to Knight-Swift	$74,619	$105,881	$241,762	$267,568

Earnings per share:
Basic	$0.44	$0.60	$1.41	$1.50
Diluted	$0.44	$0.60	$1.40	$1.50

Dividends declared per share:	$0.06	$0.06	$0.18	$0.18

Weighted average shares outstanding:
Basic	170,504	176,849	171,841	177,816
Diluted	171,290	177,750	172,524	178,793

See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$242,603	$268,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	342,903	319,210
Gain on sale of property and equipment	(27,908)	(26,857)
Impairments	2,182	—
Deferred income taxes	33,102	48,045
Non-cash lease expense	97,307	—
Other adjustments to reconcile net income to net cash provided by operating activities	(3,559)	930
Increase (decrease) in cash resulting from changes in:
Trade receivables	93,870	(17,191)
Income tax receivable	(35,581)	13,878
Accounts payable	(7,824)	(10,528)
Accrued liabilities and claims accrual	(10,743)	(5,434)
Operating lease liabilities	(97,677)	—
Other assets and liabilities	(16,263)	(10,112)
Net cash provided by operating activities	612,412	580,645
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	18,695	20,625
Purchases of held-to-maturity investments	(11,410)	(18,933)
Proceeds from sale of property and equipment, including assets held for sale	178,107	150,596
Purchases of property and equipment	(635,957)	(502,738)
Expenditures on assets held for sale	(14,515)	(25,426)
Net cash, restricted cash, and equivalents invested in acquisitions	(1,885)	(101,693)
Other cash flows from investing activities	(1,455)	10,074
Net cash used in investing activities	(468,420)	(467,495)
Cash flows from financing activities:
Repayment of finance leases and long-term debt	(88,962)	(39,309)
Borrowings on revolving line of credit, net	95,000	110,000
Borrowings under accounts receivable securitization	150,000	35,000
Repayment of accounts receivable securitization	(185,000)	(105,000)
Proceeds from common stock issued	10,621	12,369
Repurchases of the Company's common stock	(86,892)	(100,000)
Dividends paid	(31,184)	(32,287)
Other cash flows from financing activities	(2,739)	(4,270)
Net cash used in financing activities	(139,156)	(123,497)
Net increase (decrease) in cash, restricted cash, and equivalents	4,836	(10,347)
Cash, restricted cash, and equivalents at beginning of period	130,976	151,733
Cash, restricted cash, and equivalents at end of period	$135,812	$141,386
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Year-to-Date September 30,
	2019	2018
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,825	$20,186
Income taxes	77,386	16,146
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$47,351	$51,893
Equipment sales receivables	21,570	720
Financing provided to independent contractors for equipment sold	4,565	4,867
Transfers from property and equipment to assets held for sale	114,011	88,544
Right-of-use assets obtained in exchange for new operating lease liabilities	9,285	—
Property and equipment obtained in exchange for new financing lease liabilities	55,230	—

Reconciliation of Cash, Restricted Cash, and Equivalents:	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
	(In thousands)
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$93,996	$82,486	$91,335	$76,649
Cash and cash equivalents – restricted ¹	40,831	46,888	48,460	73,657
Other long-term assets ¹	985	1,602	1,591	1,427
Condensed Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$135,812	$130,976	$141,386	$151,733

________

1	Reflects cash and cash equivalents that are primarily restricted for claims payments.
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2018	172,844	$1,728	$4,242,369	$1,216,852	$5,460,949	$1,770	$5,462,719
Common stock issued to employees	523	5	8,368		8,373		8,373
Common stock issued to the Board	19	—	531		531		531
Common stock issued under ESPP	61	1	1,716		1,717		1,717
Company shares repurchased	(2,874)	(29)		(86,863)	(86,892)		(86,892)
Shares withheld – RSU settlement				(2,304)	(2,304)		(2,304)
Employee stock-based compensation expense			10,055		10,055		10,055
Cash dividends paid and dividends accrued ($0.06 per share)				(31,073)	(31,073)		(31,073)
Net income attributable to Knight-Swift				241,762	241,762		241,762
Distribution to noncontrolling interest						(436)	(436)
Net income attributable to noncontrolling interest						841	841
Balances – September 30, 2019	170,573	$1,705	$4,263,039	$1,338,374	$5,603,118	$2,175	$5,605,293

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2017	177,998	$1,780	$4,219,214	$1,016,738	$5,237,732	$2,638	$5,240,370
Common stock issued to employees	642	6	10,281		10,287		10,287
Common stock issued to the Board	19	—	774		774		774
Common stock issued under ESPP	33	1	1,307		1,308		1,308
Company shares repurchased	(3,076)	(31)		(99,969)	(100,000)		(100,000)
Shares withheld – RSU settlement				(2,550)	(2,550)		(2,550)
Employee stock-based compensation expense			7,220		7,220		7,220
Cash dividends paid and dividends accrued ($0.06 per share)				(32,100)	(32,100)		(32,100)
Net income attributable to Knight-Swift				267,568	267,568		267,568
Distribution to noncontrolling interest						(1,255)	(1,255)
Net income attributable to noncontrolling interest						1,136	1,136
Net acquisition of remaining ownership interest, previously noncontrolling			(1,873)		(1,873)		(1,873)
Net cumulative-effect adjustment from adopting ASC Topic 606				5,301	5,301		5,301
Balances – September 30, 2018	175,616	$1,756	$4,236,923	$1,154,988	$5,393,667	$2,519	$5,396,186
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) — Continued

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – June 30, 2019	170,378	$1,703	$4,254,297	$1,274,067	$5,530,067	$1,953	$5,532,020
Common stock issued to employees	176	2	4,668		4,670		4,670
Common stock issued under ESPP	19	—	588		588		588
Employee stock-based compensation expense			3,486		3,486		3,486
Cash dividends paid and dividends accrued ($0.06 per share)				(10,312)	(10,312)		(10,312)
Net income attributable to Knight-Swift				74,619	74,619		74,619
Distribution to noncontrolling interest						(140)	(140)
Net income attributable to noncontrolling interest						362	362
Balances – September 30, 2019	170,573	$1,705	$4,263,039	$1,338,374	$5,603,118	$2,175	$5,605,293

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – June 30, 2018	178,633	$1,786	$4,232,672	$1,159,687	$5,394,145	$2,239	$5,396,384
Common stock issued to employees	44	—	904		904		904
Common stock issued under ESPP	15	1	530		531		531
Company shares repurchased	(3,076)	(31)		(99,969)	(100,000)		(100,000)
Shares withheld – RSU settlement				(21)	(21)		(21)
Employee stock-based compensation expense			2,817		2,817		2,817
Cash dividends paid and dividends accrued ($0.06 per share)				(10,590)	(10,590)		(10,590)
Net income attributable to Knight-Swift				105,881	105,881		105,881
Distribution to noncontrolling interest						(183)	(183)
Net income attributable to noncontrolling interest						463	463
Balances – September 30, 2018	175,616	$1,756	$4,236,923	$1,154,988	$5,393,667	$2,519	$5,396,186
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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the year-to-date September 30, 2019 period, the Company operated an average of 18,939 tractors (comprised of 16,420 company tractors and 2,519 independent contractor tractors) and 58,394 trailers within the Trucking segment. Additionally, the Company operated an average of 656 tractors and 9,863 containers in the Intermodal segment. The Company's three reportable segments are Trucking, Logistics, and Intermodal.
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

The non-reportable segments include support services that Swift's subsidiaries provide to customers and independent contractors (including repair and maintenance shop services, equipment leasing, and insurance), certain driving academy activities, as well as certain legal settlements and accruals, amortization of intangibles related to the 2017 Merger and certain acquisitions, and certain other corporate expenses. Additionally, the non-reportable segments now include Knight's equipment leasing and warranty services to independent contractors and trailer parts manufacturing, which were previously reported within the Knight Logistics segment.
Abilene Acquisition
On March 16, 2018, the Company acquired all of the issued and outstanding equity interests of Abilene. Abilene's trucking and logistics businesses are included under the respective segments. Please refer to Note 4 for more information about the Abilene Acquisition.
Basis of Presentation
The condensed consolidated financial statements and footnotes included in this Quarterly Report include the accounts of Knight-Swift Transportation Holdings Inc. and its subsidiaries and should be read in conjunction with the consolidated financial statements and footnotes included in Knight-Swift's 2018 Annual Report. In management's opinion, these condensed consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair statement of the periods presented.
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
Seasonality
In the transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand, customers reducing shipments following the holiday season, and inclement weather. At the same time, operating expenses generally increase, and tractor productivity of the Company's fleet, independent contractors, and third-party carriers decreases during the winter months due to decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. These factors typically lead to lower operating profitability, as compared to other parts of the year. Additionally, beginning in the latter half of the third quarter and continuing into the fourth quarter, the Company typically experiences surges pertaining to holiday shopping trends toward delivery of gifts purchased over the Internet, as well as the length of the holiday season (consumer shopping days between Thanksgiving and Christmas). However, cyclical changes in the trucking industry, including imbalances in supply and demand, can override the seasonality faced in the industry.

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

	September 30, 2019
	As Reported under ASC Topic 842	If Reported Under ASC Topic 840	Effect of Change to ASC Topic 842
	(in thousands)
Assets
Prepaid expenses [2]	$73,052	$73,285	$(233)
Gross property and equipment [4]	3,671,073	3,646,681	24,392
Accumulated depreciation and amortization [4]	(824,144)	(822,296)	(1,848)
Operating lease right-of-use assets [1]	192,504	—	192,504
Other long-term assets [2]	71,672	71,673	(1)

Liabilities
Accounts payable [2]	$145,155	$146,642	$(1,487)
Accrued liabilities [2]	162,913	166,404	(3,491)
Finance lease liabilities and long-term debt – current portion [4]	36,719	14,175	22,544
Operating lease liabilities – current portion [1]	88,371	—	88,371
Operating lease liabilities – less current portion [1]	111,568	—	111,568
Deferred tax liabilities [3]	774,683	774,736	(53)
Other long-term liabilities [2]	15,641	18,279	(2,638)

1	Refer to tabular footnote (1) under "Adoption Date Impact" above.

2	Refer to tabular footnote (2) under "Adoption Date Impact" above.

3	Refer to tabular footnote (3) under "Adoption Date Impact" above.

4
Amounts represent reclassification of operating lease liabilities to finance lease liabilities, as the Company became reasonably certain to purchase certain revenue equipment off of operating leases during the year-to-date period ended September 30, 2019.

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
Other ASUs
There were various other ASUs that became effective during year-to-date September 30, 2019, which did not have a material impact on the Company's results of operations, financial position, cash flows, or disclosures.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 3 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Adoption Date and Method	Financial Statement Impact
July 2019
2019-07: Codification Updates to SEC Sections — Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates [1]

The amendments in this ASU update several topics of the ASC to incorporate changes required by guidance made effective by SEC Final Rule Nos. 33-10532, 33-10231, and 33-10442. These final rules included, among other things, extending the disclosure requirement of presenting changes in stockholders' equity for both current and comparative interim periods, changing the title of the income statement to statement of comprehensive income, and disclosing the dividend per share amount for each class of stock.
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
			January 2019, Adoption method varies by amendment	The Company will not disclose the impacts of adopting ASC Topic 842 on net income or related per share amounts.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Date Issued	Reference	Description	Adoption Date and Method	Financial Statement Impact
June 2016	2016-13: Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments [2]
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
			January 2020, Adoption method varies by amendment	Currently under evaluation; not expected to be material

1	Adopted during the third quarter of 2019.

2
Management has established an implementation team to evaluate and implement the ASUs related to ASC Topic 326, commonly referred to as the CECL amendments. The diagnostic phase of assessing the financial and business impacts of implementing the standard is underway and includes identifying potential short-term and long-term financing receivables, determining credit quality indicators, analyzing the impact on systems (if any), and developing a preliminary assessment. Based upon the procedures performed in the diagnostic phase, management anticipates that the following key considerations will impact the Company's accounting and reporting under the new standard:

•	identification and assessment of receivable pools,

•	identification of characteristics that drive credit risk to identify financing receivable pools, and

•	determining new/changed estimates and management judgments.
The Company is not anticipating significant changes in accounting, reporting, business processes, or policies and controls as a result of implementing the standard. Based on the information currently available from the diagnostic phase, the impact on the financial statements is not expected to be material. Since management is continuing to evaluate the impact of the standard, disclosures around these preliminary assessments are subject to change.

3	Adopted during the first quarter of 2019.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 4 — Abilene Acquisition
Information about the accounting treatment for the Abilene Acquisition including details of the transaction, determination of the total fair value consideration, and allocation of the purchase price at the end of the measurement period are included in the Company’s Quarterly Report for the quarter ended March 31, 2019.
The following unaudited pro forma information combines the historical operations of Knight-Swift and Abilene giving effect to the Abilene Acquisition and related transactions as if they had been consummated on January 1, 2018, the beginning of the comparative periods presented.

Year-to-Date September 30,
2018
(in thousands, except per share data)
Total revenue	$3,969,067
Net income attributable to Knight-Swift	268,013
Earnings per share – diluted	1.50

The unaudited pro forma condensed combined financial information has been presented for comparative purposes only and includes certain adjustments such as recognition of assets acquired at estimated fair values and related depreciation and amortization, elimination of transaction costs incurred by Knight-Swift and Abilene during the periods presented that were directly related to the Abilene Acquisition, and related income tax effects. The acquisition-related expenses that the Company incurred from the Abilene Acquisition are eliminated from presentation of the unaudited pro forma net income presented above.
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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Restricted Investments, Held-to-Maturity
The following tables present the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments, held-to-maturity:

	September 30, 2019
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$10,034	$8	$(2)	$10,040
Restricted investments, held-to-maturity	$10,034	$8	$(2)	$10,040

	December 31, 2018
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$15,296	$1	$(16)	$15,281
Municipal bonds	1,082	—	—	1,082
Negotiable certificate of deposits	1,035	—	—	1,035
Restricted investments, held-to-maturity	$17,413	$1	$(16)	$17,398

As of September 30, 2019, the contractual maturities of the restricted investments, held-to-maturity, were one year or less. There were 5 securities and 20 securities that were in an unrealized loss position for less than twelve months as of September 30, 2019 and December 31, 2018, respectively. The Company did not recognize any impairment losses related to its held-to-maturity investments during the quarter or year-to-date periods ended September 30, 2019 or 2018, respectively.
Refer to Note 17 for additional information regarding fair value measurements of the Company's investments.

Note 6 — Assets Held for Sale
The Company expects to sell its assets held for sale, which primarily consist of revenue equipment, within the next twelve months. Revenue equipment held for sale totaled $57.4 million and $40.0 million as of September 30, 2019 and December 31, 2018, respectively. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income, were:

•	$8.6 million and $11.0 million for the quarter-to-date periods ended September 30, 2019 and 2018, respectively.

•	$27.9 million and $27.6 million for the year-to-date periods ended September 30, 2019 and 2018, respectively.
The Company did not recognize any impairment losses related to assets held for sale during the quarter or year-to-date periods ended September 30, 2019 or 2018.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In thousands)
Goodwill, balance at December 31, 2018	$2,919,176
Adjustments relating to deferred tax assets	(229)
Abilene Acquisition ¹	48
Goodwill, balance at September 30, 2019	$2,918,995

1	The goodwill associated with the Abilene Acquisition was allocated to the Trucking segment and was adjusted for equipment losses and claims incurred prior to the acquisition.
The Company did not record any goodwill impairments during the quarter or year-to-date periods ended September 30, 2019 or 2018.
Other Intangible Assets
Other intangible asset balances were as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Customer relationships and non-compete:
Gross carrying amount ¹	$840,482	$838,100
Accumulated amortization	(89,225)	(57,081)
Customer relationships and non-compete, net	$751,257	$781,019
Trade names:
Gross carrying amount	639,900	639,900
Intangible assets, net	$1,391,157	$1,420,919

1	The $2.4 million increase was attributed to a small acquisition that occurred during the third quarter of 2019.
As of September 30, 2019, management anticipates that the composition and amount of amortization associated with intangible assets will be $10.7 million for the remainder of 2019, $43.0 million for each of the years 2020 and 2021, $42.9 million in 2022, and $42.6 million in 2023. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 8 — Income Taxes
Effective Tax Rate — The effective tax rate for both quarter-to-date September 30, 2019 and September 30, 2018 was 24.6%. The Company recognized discrete items relating to the partial release of its reserve for uncertain tax positions during the quarter ended September 30, 2019. The Company recognized a discrete item relating to a benefit from an accounting method change during the quarter ended September 30, 2018.
The year-to-date September 30, 2019 and September 30, 2018 effective tax rates were 24.5% and 23.1%, respectively. The Company recognized a discrete item relating to the partial release of its reserve for uncertain tax positions during the year-to-date period ended September 30, 2019. The Company also recognized discrete items relating to stock compensation deductions, a benefit from an accounting method change, and a favorable audit settlement of nondeductible penalties during the year-to-date September 30, 2018 period.
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
Unrecognized Tax Benefits — During the quarter-to-date September 30, 2019 period, the Company reduced its reserve by $1.0 million for uncertain tax positions relating to various federal deductions. During the year-to-date September 30, 2019 period, the Company reduced its reserve by $2.7 million for uncertain tax positions relating to various federal credits and state credits and deductions. Management believes it is reasonably possible that a decrease of up to $0.6 million in unrecognized tax benefits relating to federal deductions may be necessary within the next twelve months.
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits as of September 30, 2019 and December 31, 2018 were approximately $0.6 million and $1.4 million, respectively.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by various state jurisdictions for tax years ranging from 2014 through 2017. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2013 remain subject to examination.

Note 9 — Leases
September 30, 2019 (ASC Topic 842 Disclosures)
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Lease Cost — The components of the Company's lease cost were as follows:

	Quarter-to-Date September 30, 2019	Year-to-Date September 30, 2019
	(in thousands)
Operating lease cost:	$28,178	$95,372
Short-term lease cost ¹	638	2,044
Sublease income	(90)	(270)
Rental expense	28,726	97,146

Finance lease cost:
Amortization of property and equipment	4,661	17,114
Interest expense	677	2,449
Total finance lease cost	5,338	19,563

Total operating and finance lease cost	$34,064	$116,709

1	Short-term lease cost includes leases with a term of 12 months or less, as well as month-to-month and variable lease costs.
Lease Liability Calculation Assumptions — The assumptions underlying the calculation of the Company's right-of-use assets and lease liabilities are disclosed below.

	September 30, 2019
	Operating	Finance
Revenue equipment leases
Weighted average remaining lease term	2.5 years	2.0 years
Weighted average discount rate	2.6%	3.0%

Real estate and other leases
Weighted average remaining lease term	13.0 years	1.2 years
Weighted average discount rate	4.2%	2.0%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Maturity Analysis of Lease Liabilities (as Lessee) — Future minimum lease payments for all noncancelable leases were:

	September 30, 2019
	Operating	Finance
	(In thousands)
Remainder of 2019	$28,122	$25,253
2020	81,021	15,769
2021	44,363	30,798
2022	26,692	18,508
2023	13,726	1,342
Thereafter	26,302	9,553
Future minimum lease payments	220,226	101,223
Less: amounts representing interest	(20,287)	(5,456)
Present value of minimum lease payments	199,939	95,767
Less: current portion	(88,371)	(36,719)
Lease liabilities – less current portion	$111,568	$59,048

Supplemental Cash Flow Lease Disclosures — The following table sets forth cash paid for amounts included in the measurement of lease liabilities:

Year-to-Date September 30, 2019
(in thousands)
Operating cash flows from operating leases	$97,677
Operating cash flows from finance leases	2,329
Financing cash flows from finance leases	88,962

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
The owned assets underlying the Company's leases as lessor primarily consist of revenue equipment. As of September 30, 2019, the gross carrying value of such revenue equipment underlying these leases was $85.3 million and accumulated depreciation was $17.0 million. Depreciation is calculated on a straight-line basis down to the residual value, as applicable, over the estimated useful life of the equipment. Depreciation expense for these assets was $4.1 million for the third quarter of 2019 and $11.8 million for year-to-date September 30, 2019.
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

	Quarter-to-Date September 30, 2019	Year-to-Date September 30, 2019
	(in thousands)
Operating lease revenue	$10,209	$34,244
Variable lease revenue	568	1,678
Total lease revenue [1]	$10,777	$35,922

Rental income [2]	$2,503	$7,443

1	Primarily represents operating revenue earned by the Company's financing subsidiaries for leasing equipment to third-party independent contractors.

2	Represents non-operating income earned from leasing real estate to third parties.
Maturity Analysis of Future Lease Revenues (as Lessor) — Future minimum lease revenues for all noncancelable leases were:

September 30, 2019
(In thousands)
Remainder of 2019	$13,820
2020	42,735
2021	29,664
2022	15,628
2023	4,682
Thereafter	1,943
Future minimum lease revenues	$108,472

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

Note 10 — Accounts Receivable Securitization
The 2018 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets. As of September 30, 2019, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2018 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of September 30, 2019. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Availability under the 2018 RSA is calculated as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Borrowing base, based on eligible receivables	$280,000	$325,000
Less: outstanding borrowings ¹	(205,000)	(240,000)
Less: outstanding letters of credit	(70,841)	(70,900)
Availability under accounts receivable securitization facilities	$4,159	$14,100

1
Outstanding borrowings are included in "Accounts receivable securitization" in the condensed consolidated balance sheets, offset by $0.3 million and $0.4 million of deferred loan costs as of September 30, 2019 and December 31, 2018, respectively. Interest accrued on the aggregate principal balance at a rate of 2.9% and 3.2% as of September 30, 2019 and December 31, 2018, respectively.

Program fees and unused commitment fees are recorded in "Interest expense" in the condensed consolidated statements of comprehensive income. The Company incurred accounts receivable securitization program fees of $1.8 million and $2.0 million during the quarter-to-date September 30, 2019 and 2018 periods, respectively. The Company incurred accounts receivable securitization program fees of $5.6 million and $6.0 million during the year-to-date September 30, 2019 and 2018 periods, respectively.
Refer to Note 17 for information regarding the fair value of the 2018 RSA.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 11 — Commitments
Purchase Commitments
As of September 30, 2019, the Company had outstanding commitments to purchase revenue equipment of $139.6 million in the remainder of 2019 ($117.8 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, finance leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of September 30, 2019, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $6.5 million in the remainder of 2019, $1.1 million in 2020 through 2021, $0.1 million in 2022 and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
TRP Commitments
Since 2003, Knight has entered into partnership agreements with entities that make privately-negotiated equity investments, including Transportation Resource Partners, Transportation Resource Partners III, LP, TRP Capital Partners, LP, TRP CoInvest Partners, (NTI) I, LP, TRP CoInvest Partners, (QLS) I, LP, and TRP Coinvest Partners, FFR I, LP. In these agreements, Knight committed to invest in return for an ownership percentage. During the first quarter of 2019, Knight entered into and fulfilled a $5.0 million commitment to invest in TRP Coinvest FFR. There were no other material changes related to the TRP commitments during the year-to-date period ended September 30, 2019.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $102.0 million, relating to the Company's outstanding legal proceedings as of September 30, 2019.
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
Recent Developments and Current Status
In February 2019, the court granted final approval of the Slack settlement. Additionally, in July 2019, the court granted final approval of the settlement in the Hedglin matter. Both settlements have been paid as of September 30, 2019.

CRST Expedited
Plaintiff alleges tortious interference with contract and unjust enrichment related to non-competition agreements entered into with certain of its drivers.
Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
CRST Expedited, Inc.	Swift Transportation Co. of Arizona LLC.	March 20, 2017	United States District Court for the Northern District of Iowa
Recent Developments and Current Status
In July 2019, a jury issued an adverse verdict in this lawsuit. The Company is reviewing all options including post-trial motions seeking to overturn the jury verdict and if necessary, an appeal. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of September 30, 2019.

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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of September 30, 2019.

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
Recent Developments and Current Status
In April 2019, the court granted preliminary approval of the settlement in this matter. Based on the above, the likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of September 30, 2019.

1	Individually and on behalf of all others similarly situated.
Self Insurance
The Company is insured against auto liability ("AL") claims under self-insured retention ("SIR") policies. Effective November 1, 2018, all AL claims provide for coverage up to $250.0 million per occurrence. Knight's AL claims have SIRs ranging from $1.0 million to $3.0 million per occurrence depending on the policy period with per occurrence limits of $130.0 million prior to November 1, 2018. Swift AL claims have $250.0 million of coverage per occurrence, subject to a $10.0 million SIR per occurrence.
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

The following table presents the Company's repurchases of its common stock under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		Quarter-to-Date September 30, 2019		Quarter-to-Date September 30, 2018
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
	(in thousands)
June 1, 2018 ¹	$250,000	—	$—	3,076	$100,000
May 30, 2019 ²	$250,000	—	—	—	—
		—	$—	3,076	$100,000

Share Repurchase Plan		Year-to-Date September 30, 2019		Year-to-Date September 30, 2018
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
	(in thousands)
June 1, 2018 ¹	$250,000	2,315	$70,500	3,076	$100,000
May 30, 2019 ²	$250,000	559	16,392	—	—
		2,874	$86,892	3,076	$100,000

1	As of December 31, 2018, $70.7 million remained available under the 2018 Knight-Swift Share Repurchase Plan.

2	As of September 30, 2019, $233.6 million remained available under the 2019 Knight-Swift Share Repurchase Plan.

Note 14 — Weighted Average Shares Outstanding
Basic and diluted earnings per share, as presented in the condensed consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2019	2018	2019	2018
	(In thousands)
Basic weighted average common shares outstanding	170,504	176,849	171,841	177,816
Dilutive effect of equity awards	786	901	683	977
Diluted weighted average common shares outstanding	171,290	177,750	172,524	178,793
Anti-dilutive shares excluded from diluted earnings per share ¹	408	48	829	48

1
Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of Knight-Swift's common stock for the periods presented.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 15 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	Quarter-to-Date September 30,				Year-to-Date September 30,
	2019		2018		2019		2018
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Freight Services:
Central Freight Lines ¹	$6,830	$—	$—	$—	$13,789	$—	$427	$—
SME Industries ¹	54	—	176	—	271	—	623	—
Total	$6,884	$—	$176	$—	$14,060	$—	$1,050	$—
Facility and Equipment Leases:
Central Freight Lines ¹	$—	$92	$222	$92	$322	$277	$690	$277
Other Affiliates ¹	5	—	4	—	14	—	15	—
Total	$5	$92	$226	$92	$336	$277	$705	$277
Other Services:
Central Freight Lines ¹	$817	$—	$—	$—	$1,359	$—	$—	$—
Updike Distribution and Logistics ²	—	—	—	—	4	—	554	—
Other Affiliates ¹	9	650	9	701	27	1,980	27	2,055
Total	$826	$650	$9	$701	$1,390	$1,980	$581	$2,055

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
The following is a rollforward of the accrued liability for the consulting fees:

(In thousands)
Accrued consulting fees – Jerry Moyes, balance at December 31, 2018 1a	$2,225
Less: payments	(1,625)
Accrued consulting fees – Jerry Moyes, balance at September 30, 2019 1a	$600

1a	The balance is included in "Accrued liabilities" in the condensed consolidated balance sheet.

2
Knight had an arrangement with Updike Distribution and Logistics, a company that is owned by the father and three brothers of Executive Vice President of Sales and Marketing, James Updike, Jr. The arrangement allowed Updike Distribution and Logistics to purchase fuel from Knight's vendors at cost, plus an administrative fee. The arrangement was discontinued during the second quarter of 2018. Activities in the year-to-date period ended September 30, 2019 pertain to sales of various spare parts and tractor accessories.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Receivables and payables pertaining to related party transactions were:

	September 30, 2019		December 31, 2018
	Receivable	Payable	Receivable	Payable
	(In thousands)
Central Freight Lines	$4,996	$—	$254	$—
SME Industries	3	—	24	—
Other Affiliates	—	19	—	20
Total	$4,999	$19	$278	$20

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
Trucking
The Trucking segment is comprised of irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border operations. Abilene's trucking operations are also included after the March 16, 2018 acquisition date.
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
Non-reportable
The non-reportable segments include support services provided to the Company's customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, certain driving academy activities, as well as certain corporate expenses (such as legal settlements and accruals and amortization of intangibles related to the 2017 Merger and certain acquisitions).
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following tables present the Company's financial information by segment:

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2019	2018 (recast)	2019	2018 (recast)
Revenue:	(In thousands)
Trucking	$986,768	$1,070,978	$2,980,040	$3,190,174
Logistics	86,213	113,387	258,094	301,764
Intermodal	108,937	130,369	343,499	360,683
Subtotal	$1,181,918	$1,314,734	$3,581,633	$3,852,621
Non-reportable segments	30,597	47,115	97,958	145,589
Intersegment eliminations	(11,993)	(15,238)	(32,451)	(48,784)
Total revenue	$1,200,522	$1,346,611	$3,647,140	$3,949,426

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2019	2018 (recast)	2019	2018 (recast)
Operating income (loss):	(In thousands)
Trucking	$109,409	$140,592	$350,356	$367,500
Logistics	3,692	10,151	15,996	18,725
Intermodal	(2,652)	9,688	3,901	18,116
Subtotal	$110,449	$160,431	$370,253	$404,341
Non-reportable segments	(7,496)	(16,151)	(42,408)	(42,075)
Operating income	$102,953	$144,280	$327,845	$362,266

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2019	2018 (recast)	2019	2018 (recast)
Depreciation and amortization of property and equipment:	(In thousands)
Trucking	$91,390	$80,417	$262,742	$236,170
Logistics	185	158	499	419
Intermodal	3,355	3,029	10,018	8,747
Subtotal	$94,930	$83,604	$273,259	$245,336
Non-reportable segments	11,954	14,104	37,500	41,983
Depreciation and amortization of property and equipment	$106,884	$97,708	$310,759	$287,319

Geographical Information
In the aggregate, total revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for the quarter and year-to-date periods ended September 30, 2019 and 2018. Additionally, long-lived assets on the Company's foreign subsidiary balance sheets were less than 5.0% of consolidated total assets as of September 30, 2019 and December 31, 2018.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 17 — Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of September 30, 2019 and December 31, 2018, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
The estimated fair values of the Company's financial instruments as of September 30, 2019 and December 31, 2018 represent management's best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects management's own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.
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
Transportation Resource Partners — The estimated fair value of the Company's investments with Transportation Resource Partners are privately negotiated equity investments. The carrying amount of these investments approximates the fair value.
Equity Securities — The estimated fair value of the Company's investments in equity securities is based on quoted prices in active markets that are readily and regularly obtainable.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Restricted investments, held-to-maturity ¹	$10,034	$10,040	$17,413	$17,398
TRP Investments	32,350	32,350	20,646	20,646
Investments in equity securities ²	4,783	4,783	—	—

Financial Liabilities:
Term Loan, due October 2020 ³	$364,766	$365,000	$364,590	$365,000
2018 RSA, due July 2021 [4]	204,723	205,000	239,606	240,000
Revolver, due October 2022	290,000	290,000	195,000	195,000

1	Refer to Note 5 for the differences between the carrying amounts and estimated fair values of the Company's restricted investments, held-to-maturity.

2	The investments are carried at fair value and are included in "Other long-term assets" on the condensed consolidated balance sheets.

3
The carrying amount of the Term Loan is included in "Long-term debt – less current portion," and is net of $0.2 million and $0.4 million in deferred loan costs as of September 30, 2019 and December 31, 2018, respectively.

4
The carrying amount of the 2018 RSA is included in "Accounts receivable securitization," and is net of $0.3 million and $0.4 million in deferred loan costs as of September 30, 2019 and December 31, 2018, respectively.

Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a recurring basis as of September 30, 2019:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Unrealized Gains
	(In thousands)
As of September 30, 2019
Investments in equity securities ¹	$4,783	$4,783	$—	$—	$402

1
Total unrealized gains for these investments are included within "Other income, net" within the condensed consolidated statements of comprehensive income for the quarter and year-to-date periods ended September 30, 2019.

As of December 31, 2018, there were no major categories of assets on the condensed consolidated balance sheets estimated at fair value that were measured on a recurring basis.
Recurring Fair Value Measurements (Liabilities) — As of September 30, 2019 and December 31, 2018, there were no major categories of liabilities on the condensed consolidated balance sheets estimated at fair value that were measured on a recurring basis.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of September 30, 2019 and December 31, 2018:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses
	(In thousands)
As of September 30, 2019
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

Nonrecurring Fair Value Measurements (Liabilities) — As of September 30, 2019 and December 31, 2018, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

•	any projections of or guidance regarding earnings, earnings per share, revenues, cash flows, dividends, capital expenditures, or other financial items,

•	any statement of plans, strategies, and objectives of management for future operations,

•	any statements concerning proposed acquisition plans, new services, or developments,

•	any statements regarding future economic conditions or performance, and

•	any statements of belief and any statements of assumptions underlying any of the foregoing.
In this Quarterly Report, forward-looking statements include, but are not limited to, statements we make concerning:

•	the ability of our infrastructure to support future growth, whether we grow organically or through potential acquisitions,

•	the future impact of the 2017 Merger and the Abilene Acquisition, including achievement of anticipated synergies,

•	the flexibility of our model to adapt to market conditions,

•	our ability to recruit and retain qualified driving associates,

•	future safety performance,

•	future performance of our segments or businesses,

•	our ability to gain market share,

•	the ability, desire, and effects of expanding our logistics, brokerage, and intermodal operations,

•	future equipment prices, our equipment purchasing or leasing plans, and our equipment turnover (including expected tractor trade-ins),

•	our ability to sublease equipment to independent contractors,

•	the impact of pending legal proceedings,

•	the expected freight environment, including freight demand and volumes,

•	economic conditions and growth, including future inflation, consumer spending, supply chain conditions, and US Gross Domestic Product ("GDP") changes,

•	future pricing terms from vendors and suppliers,

•	expected liquidity and methods for achieving sufficient liquidity,

•	future fuel prices and the expected impact of fuel efficiency initiatives,

•	future expenses and our ability to control costs,

•	future operating profitability,

•	future third-party service provider relationships and availability,

•	future contracted pay rates with independent contractors and compensation arrangements with driving associates,

•	our expected need or desire to incur indebtedness,

•	future capital expenditures and expected sources of liquidity, capital allocation, capital structure, capital requirements, and growth strategies and opportunities,

•	expected capital expenditures,

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•	future mix of owned versus leased revenue equipment,

•	future asset utilization,

•	future return on capital,

•	future share repurchases and dividends,

•	future tax rates,

•	future trucking industry capacity and balance between industry demand and capacity,

•	future rates,

•	future depreciation and amortization,

•	expected tractor and trailer fleet age,

•	future investment in and deployment of new or updated technology,

•	political conditions and regulations, including trade regulation, quotas, duties, or tariffs, and any future changes to the foregoing,

•	future purchased transportation expense, and

•	others.
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "objective," "continue," "outlook," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A "Risk Factors" in our 2018 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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
Revenue

•
Our trucking services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base. We primarily generate revenue by transporting freight for our customers through our Trucking segment.

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

•
Our non-reportable segments include support services provided to our customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and certain acquisitions).

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Highlights and Operating Metrics

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2019	2018	2019	2018
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,200,522	$1,346,611	$3,647,140	$3,949,426
Revenue, excluding trucking fuel surcharge ¹	$1,090,210	$1,212,020	$3,309,920	$3,545,083
Net income attributable to Knight-Swift	$74,619	$105,881	$241,762	$267,568
Diluted EPS	$0.44	$0.60	$1.40	$1.50
Operating Ratio	91.4%	89.3%	91.0%	90.8%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift ²	$82,802	$115,122	$279,610	$293,265
Adjusted EPS ²	$0.48	$0.65	$1.62	$1.64
Adjusted Operating Ratio ² (2018 – recast)	89.6%	87.1%	88.6%	88.8%

Revenue equipment:
Average tractors ³	18,899	18,906	18,939	19,266
Average trailers [4] (2018 – recast)	57,889	60,215	58,394	62,661
Average containers	9,861	9,366	9,863	9,203

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

3
Reflects operational tractors within the Trucking segment, including company tractors and tractors owned by independent contractors. Our tractor fleet had a weighted average age of 2.0 years and 2.4 years as of September 30, 2019 and 2018, respectively.

4	Our trailer fleet had a weighted average age of 7.4 years and 7.2 years as of September 30, 2019 and 2018, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Company Performance
Trends and Outlook — As a result of strong market fundamentals in 2018, capacity increased in the market as tractor orders were at record levels and trucking employment began to grow. This resulted in an oversupply of capacity in the market, which led to lower spot market rates and downward pressure on contract rates in 2019. The supply expansion in 2018 began to show signs of rationalization in the first half of 2019 as truck orders declined significantly, trucking employment numbers began to slow, and the used equipment market softened. Increased competition for volume in the third quarter freight environment resulted in more pricing pressure than expected. We continue to expect a seasonal improvement in demand during the fourth quarter of 2019, however, less robust than originally anticipated. We believe the rationalization of capacity has accelerated and should lead to a more favorable freight environment in the second half of 2020.
Driver sourcing continues to be a headwind for the trucking industry, as among other market factors, the national unemployment rate remained low, ending the third quarter of 2019 at 3.5%. Additionally, increased competition for driving academy graduates and experienced hires, as well as increased safety regulations, continued to hamper driver sourcing efforts throughout the industry.
The US economy grew at a moderate pace during the year-to-date period ended September 30, 2019, as indicated by an expected annualized growth rate of 2.7% in the first quarter, 2.3% in the second quarter, and 2.0% in the third quarter. Third-party forecasts note that the US gross domestic product is expected to grow at a slower pace during the fourth quarter and into 2020. The third quarter 2019 US employment cost index rose 2.8% and 0.7% on a year-over-year and sequential basis, respectively. The tight US labor market is expected to continue to remain inflationary, likely prompting employers to continue raising employee pay rates and improving benefits.
We continued to generate meaningful free cash flow, maintain a healthy balance sheet, and focus on the fundamentals of our business as we navigated through the softer freight environment. While our consolidated operations showed progress and resilience in the first half of the year, continued market pressures negatively affected our consolidated results in the third quarter of 2019. An oversupply of truckload capacity in the freight market resulted in greater than expected pressure on our Trucking segment's revenue per loaded mile, excluding fuel surcharge and intersegment transactions, which decreased by 2.7% from the third quarter of 2018 to the third quarter of 2019. We also experienced increased competition in the intermodal market, which led to a 10.3% reduction in volume and 6.8% less revenue per load year-over-year for the third quarter. The reduced revenues from these factors, as well as the cost of exiting certain underperforming dedicated business, resulted in a 28.6% decrease in consolidated operating income, compared to the same quarter of last year.
Our consolidated operating income decreased by 9.5% on a year-to-date basis, driven by the market pressures discussed above. While miles per tractor within our Trucking segment decreased by 6.4%, its revenue per loaded mile, excluding fuel surcharge and intersegment transactions increased by 3.4% on a comparative year-to-date basis. Additionally, the increased competition in the intermodal market led to a 7.9% reduction in load volume, partially offset by 3.2% more revenue per load during the year-to-date period ended September 30, 2019, compared to the same period last year.
Overall, we remain committed to further improving long-term profitability as we continue to leverage opportunities across the Knight-Swift brands, efficiently deploy our assets, invest in innovation, and advance our enterprise-wide efforts in safety and the driver experience, while maintaining a relentless focus on cost control. In this environment, we will continue to monitor the markets in order to evaluate acquisition candidates, share repurchase opportunities, and other opportunities that create value for our stockholders and further advance our long-term strategies.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: The reported results do not include the results of operations of Abilene on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction.
Comparison Between the Quarters Ended September 30, 2019 and 2018 — The $31.3 million decrease in net income attributable to Knight-Swift to $74.6 million during the quarter ended September 30, 2019 from $105.9 million during the same period last year includes the following:

•
Contributor — $31.2 million decrease in operating income within our Trucking segment due to an oversupply of truckload capacity in the 2019 freight market, resulting in lower revenue per loaded mile. We also incurred incremental expenses associated with exiting several underperforming refrigerated and dry dedicated accounts during the third quarter of 2019.

•	Contributor — $12.3 million decrease in operating income within our Intermodal segment due to a reduction in volume from continued market pressures.

•
Offset — $10.1 million decrease in consolidated income tax expense, was primarily due to a decrease in pretax earnings and a partial release of our reserve for uncertain tax positions recognized as a discrete item in the third quarter of 2019, as compared to the third quarter of 2018. During the third quarter of 2018, we also recognized discrete items related to a benefit of an accounting method change. All of these factors resulted in an effective tax rate of 24.6% for both the third quarter of 2019 and the third quarter 2018.

Comparison Between Year-to-Date September 30, 2019 and 2018 — The $25.8 million decrease in net income attributable to Knight-Swift to $241.8 million during year-to-date September 30, 2019 from $267.6 million during the same period last year includes the following:

•	Contributor — $17.1 million decrease in operating income within our Trucking segment due to the factors discussed above.

•	Contributor — $14.2 million decrease in operating income within our Intermodal segment from continued market pressures and relatively worse inclement weather at the onset of 2019, compared to 2018.

•
Contributor — $15.5 million in costs (within the non-reportable segments) associated with an adverse jury verdict issued in July 2019 related to an ongoing lawsuit. These costs were recorded in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income.

•	Offset — $13.9 million increase in operating margin improvements within our independent contractor programs, included within the non-reportable segments.

•	Offset — $6.1 million increase in "Other income, net," primarily attributed to investment income from our TRP investments and an increase in rental income from our operating properties.

•
Offset — $2.3 million decrease in consolidated income tax expense, primarily due to a decrease in pretax earnings and was partially offset by a decrease in stock compensation deductions recognized as a discrete item and a partial release of our reserve for uncertain tax positions during the year-to-date September 30, 2019 period. During the year-to-date September 30, 2018 period, we also recognized discrete items related to stock compensation deductions, a benefit of an accounting method change, and a favorable audit settlement of nondeductible penalties. All of these factors resulted in an effective tax rate of 24.5% and 23.1% for the year-to-date September 30, 2019 and 2018 periods, respectively.

See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital — During the year-to-date September 30, 2019 period, we generated $612.4 million in cash flows from operations, used $457.9 million for capital expenditures (net of equipment sales proceeds), reduced our operating lease liabilities by $88.4 million, repurchased $86.9 million worth of our common stock, and returned $31.2 million to our stockholders in the form of quarterly dividends. We ended the quarter with $94.0 million in unrestricted cash and cash equivalents, $290.0 million outstanding on the Revolver, $365.0 million in face value of long-term debt, and $5.6 billion of stockholders' equity. See discussion under "Liquidity and Capital Resources" and "Off-Balance Sheet Arrangements" for additional information.

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
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2019	2018 (recast)	2019	2018 (recast)
Revenue:	(In thousands)
Trucking	$986,768	$1,070,978	$2,980,040	$3,190,174
Logistics	86,213	113,387	258,094	301,764
Intermodal	108,937	130,369	343,499	360,683
Subtotal	$1,181,918	$1,314,734	$3,581,633	$3,852,621
Non-reportable segments	30,597	47,115	97,958	145,589
Intersegment eliminations	(11,993)	(15,238)	(32,451)	(48,784)
Total revenue	$1,200,522	$1,346,611	$3,647,140	$3,949,426

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2019	2018 (recast)	2019	2018 (recast)
Operating income (loss):	(In thousands)
Trucking	$109,409	$140,592	$350,356	$367,500
Logistics	3,692	10,151	15,996	18,725
Intermodal	(2,652)	9,688	3,901	18,116
Subtotal	$110,449	$160,431	$370,253	$404,341
Non-reportable segments	(7,496)	(16,151)	(42,408)	(42,075)
Operating income	$102,953	$144,280	$327,845	$362,266

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Trucking Segment
We generate revenue in the Trucking segment primarily through irregular route, dedicated, refrigerated, flatbed, expedited, and cross-border service offerings. Generally, we are paid a predetermined rate per mile or per load for our trucking services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Trucking segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018 (recast)	2019	2018 (recast)	QTD 2018		YTD 2018
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$986,768	$1,070,978	$2,980,040	$3,190,174	(7.9%)		(6.6%)
Revenue, excluding fuel surcharge and intersegment transactions	$876,385	$936,301	$2,642,663	$2,785,672	(6.4%)		(5.1%)
GAAP: Operating income	$109,409	$140,592	$350,356	$367,500	(22.2%)		(4.7%)
Non-GAAP: Adjusted Operating Income ²	$109,758	$140,944	$353,585	$368,360	(22.1%)		(4.0%)
Average revenue per tractor ¹	$46,372	$49,524	$139,536	$144,590	(6.4%)		(3.5%)
GAAP: Operating ratio ¹	88.9%	86.9%	88.2%	88.5%	200	bps	(30	bps)
Non-GAAP: Adjusted Operating Ratio ¹ ²	87.5%	84.9%	86.6%	86.8%	260	bps	(20	bps)
Non-paid empty miles percentage ¹	12.8%	13.1%	12.9%	12.6%	(30	bps)	30	bps
Average length of haul (miles) ¹	431	419	429	419	2.9%		2.4%
Total miles per tractor ¹	23,397	24,402	69,578	74,363	(4.1%)		(6.4%)
Average tractors ¹ ³	18,899	18,906	18,939	19,266	—		(1.7%)
Average trailers ¹	57,889	60,215	58,394	62,661	(3.9%)		(6.8%)

1	Defined under "Operating Statistics," above.

2	Refer to "Non-GAAP Financial Measures" below.

3	Includes 16,564 and 15,710 average company-owned tractors for the third quarter of 2019 and 2018, respectively.
Includes 16,420 and 15,690 average company-owned tractors for the year-to-date September 30, 2019 and 2018 periods, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2019 and 2018 — Our Trucking segment maintained year-over-year and sequential stability in operational tractors within the fleet, with an average tractor count of 18,899 in the third quarter of 2019. Total revenue and revenue, excluding fuel surcharge and intersegment transactions, decreased by $84.2 million and $59.9 million, respectively. In the third quarter of 2019, operating ratio increased to 88.9% from 86.9% and Adjusted Operating Ratio increased to 87.5% from 84.9%, as compared to the same quarter last year. This resulted in a corresponding 22.2% decrease in operating income and a 22.1% decrease in Adjusted Operating Income. Our average revenue per tractor decreased by 6.4% as a result of a 4.1% decrease in miles per tractor, and a 2.7% decrease in revenue per loaded mile, excluding fuel surcharge and intersegment transactions. During the quarter, we incurred incremental expenses associated with exiting several underperforming refrigerated and dry dedicated accounts. We expect less volatility in the dedicated operating segment in the coming quarters.
Our focus in our Trucking segment remains on developing our freight network, improving the productivity of our assets and controlling costs in areas where we have experienced higher than normal inflation, such as maintenance, driving associate pay, and professional fees.
Comparison Between Year-to-Date September 30, 2019 and 2018 — Although total revenue decreased by $210.1 million, and revenue, excluding fuel surcharge and intersegment transactions, decreased by $143.0 million, operating ratio improved by 30 basis points to 88.2% from 88.5% and Adjusted Operating Ratio improved by 20 basis points to 86.6% from 86.8%. The decrease in revenue was partially offset by the improvements in margins, causing a 4.7% decrease in operating income and a 4.0% decrease in Adjusted Operating Income on a year-to-date basis. Revenue per loaded mile, excluding fuel surcharge and intersegment transactions increased by 3.4%, while miles per tractor decreased by 6.4%, resulting in a 3.5% decrease in average revenue per tractor.
Logistics Segment
The Logistics segment is less asset-intensive than the Trucking segment and is dependent upon capable non-driver employees, modern and effective information technology, and third-party capacity providers. Logistics revenue is primarily generated by its brokerage operations. We generate additional revenue by offering specialized logistics solutions (including, but not limited to, origin management, surge volume, disaster relief, special projects, and other logistic needs). Logistics revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through third-party capacity providers, and our ability to secure third-party capacity providers to transport customer freight.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018 (recast)	2019	2018 (recast)	QTD 2018		YTD 2018
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$86,213	$113,387	$258,094	$301,764	(24.0%)		(14.5%)
Revenue, excluding intersegment transactions	$83,631	$111,397	$251,126	$293,849	(24.9%)		(14.5%)
Operating income	$3,692	$10,151	$15,996	$18,725	(63.6%)		(14.6%)
Revenue per load – Brokerage only ¹	$1,368	$1,506	$1,423	$1,583	(9.2%)		(10.1%)
Gross margin percentage – Brokerage only ¹	14.0%	17.1%	16.0%	14.6%	(310	bps)	140	bps
GAAP: Operating ratio ¹	95.7%	91.0%	93.8%	93.8%	470	bps	—
Non-GAAP: Adjusted Operating Ratio ¹ ²	95.6%	90.9%	93.6%	93.6%	470	bps	—

1	Defined under "Operating Statistics," above.

2	Refer to "Non-GAAP Financial Measures" below.
Comparison Between the Quarters Ended September 30, 2019 and 2018 — In the third quarter of 2019, operating ratio in the Logistics segment increased to 95.7% from 91.0% and Adjusted Operating Ratio increased to 95.6% from 90.9%, as compared to the third quarter of 2018, resulting in a 63.6% decrease in operating income. Brokerage gross margin decreased to 14.0% in the third quarter of 2019 from 17.1% in the third quarter of 2018. While we achieved a sequential increase in brokerage revenue, excluding intersegment transactions of 4.2%, the continued competitive market during the third quarter of 2019 resulted in a 25.0% decrease in brokerage revenue, excluding intersegment transactions, as compared to the third quarter of 2018. This was driven by a 17.4% decrease in brokerage load volumes and a 9.2% decrease in brokerage revenue per load. Competition progressed throughout the quarter, further pressuring revenue and margins. As we navigate through the competitive market, we continue to invest in people and technology that we believe will lead to improved operating efficiency.
Comparison Between Year-to-Date September 30, 2019 and 2018 — Operating ratio was unchanged at 93.8% and Adjusted Operating Ratio was unchanged at 93.6% for year-to-date September 30, 2019, compared to the same period last year, despite a 14.5% decrease in total revenue. Operating income decreased by 14.6%, primarily reflecting the decrease in total revenue. The 140 basis point improvement in brokerage gross margin to 16.0% for year-to-date September 30, 2019 from 14.6% in the same period last year was driven by a 13.9% decrease in purchased transportation expense. This was partially offset by a 12.4% decrease in brokerage revenue, excluding intersegment transactions, as brokerage revenue per load decreased by 10.1% and brokerage load volumes decreased by 2.5%.

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

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018 (recast)	2019	2018 (recast)	QTD 2018		YTD 2018
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$108,937	$130,369	$343,499	$360,683	(16.4%)		(4.8%)
Revenue, excluding intersegment transactions	$108,758	$130,166	$342,162	$360,126	(16.4%)		(5.0%)
Operating (loss) income	$(2,652)	$9,688	$3,901	$18,116	(127.4%)		(78.5%)
Average revenue per load ¹	$2,393	$2,568	$2,429	$2,354	(6.8%)		3.2%
GAAP: Operating ratio ¹	102.4%	92.6%	98.9%	95.0%	980	bps	390	bps
Non-GAAP: Adjusted Operating Ratio ¹ ²	102.4%	92.6%	98.9%	95.0%	980	bps	390	bps
Load count	45,445	50,678	140,844	152,990	(10.3%)		(7.9%)
Average tractors ¹ ³	625	645	656	615	(3.1%)		6.7%
Average containers ¹	9,861	9,366	9,863	9,203	5.3%		7.2%

1	Defined under "Operating Statistics," above.

2	Refer to "Non-GAAP Financial Measures" below.

3	Includes 553 and 560 company-owned tractors for the third quarter 2019 and 2018, respectively.
Includes 579 and 524 company-owned tractors for the year-to-date September 30, 2019 and 2018 periods, respectively.
Comparison Between the Quarters Ended September 30, 2019 and 2018 — During the third quarter of 2019, our Intermodal segment produced an operating ratio of 102.4%, compared to 92.6% during the third quarter of 2018. Continued market pressures contributed to a 16.4% decrease in revenue, excluding intersegment transactions, as load counts decreased 10.3% and revenue per load decreased 6.8%. We are focused on increasing load volumes with a diversified customer base, while improving our cost structure through reduced rail and drayage expenses. We expect improved results in future quarters.
Comparison Between Year-to-Date September 30, 2019 and 2018 — Our Intermodal segment produced a 98.9% operating ratio during year-to-date September 30, 2019, compared to 95.0% during the same period last year. Although average revenue per load increased by 3.2%, this was offset by a 7.9% decrease in load volumes, resulting in a 4.8% decrease in total revenue and a 5.0% decrease in revenue, excluding intersegment transactions. Our results were negatively affected by inclement weather impacting rail lanes and slower rail transit times at the onset of 2019, followed by increased market pressures continuing throughout the current year-to-date period. Additionally, we added container capacity to facilitate our growth plan within this segment, which increased our driver costs and our fixed costs.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-reportable Segments
The non-reportable segments include support services provided to our customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, certain driving academy activities, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and $10.3 million in quarterly amortization of intangibles related to the 2017 Merger).

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.	YTD 2019 vs.
	2019	2018 (recast)	2019	2018 (recast)	QTD 2018	YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Total revenue	$30,597	$47,115	$97,958	$145,589	(35.1%)	(32.7%)
Operating loss	$(7,496)	$(16,151)	$(42,408)	$(42,075)	(53.6%)	0.8%
Comparison Between the Quarters Ended September 30, 2019 and 2018 — The decrease in total revenue within our non-reportable segments is primarily attributed to a decrease in leasing and insurance activities with independent contractors. This was accompanied by a corresponding decrease in the operating expenses associated with these activities.
Comparison Between Year-to-Date September 30, 2019 and 2018 — The decrease in total revenue within our non-reportable segments is primarily attributed to a decrease in leasing and insurance activities with independent contractors. The change in operating loss in our non-reportable segments was affected by $15.5 million in costs associated with an adverse jury verdict issued in July 2019 related to an ongoing lawsuit, which was offset by improved profitability related to our leasing activities with independent contractors.

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

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$375,491	$381,174	$1,119,700	$1,114,252	(1.5%)		0.5%
% of total revenue	31.3%	28.3%	30.7%	28.2%	300	bps	250	bps
% of revenue, excluding trucking fuel surcharge	34.4%	31.4%	33.8%	31.4%	300	bps	240	bps
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

•
Comparison Between the Quarters Ended September 30, 2019 and 2018 — Consolidated salaries, wages, and benefits decreased by $5.7 million. This decrease was primarily due to a decrease in non-driver salaries and wages, lower workers' compensation expense, partially offset by a 2.6% increase in miles driven by company driving associates, and an increase in driver pay rates.

•
Comparison Between Year-to-Date September 30, 2019 and 2018 — The $5.4 million increase in consolidated salaries, wages, and benefits includes a $6.6 million increase in expense from Abilene's results for the full year-to-date September 30, 2019, compared to the portion of the year-to-date September 30, 2018 period following the Abilene Acquisition on March 16, 2018.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Fuel	$148,699	$162,832	$438,447	$470,617	(8.7%)		(6.8%)
% of total revenue	12.4%	12.1%	12.0%	11.9%	30	bps	10	bps
% of revenue, excluding trucking fuel surcharge	13.6%	13.4%	13.2%	13.3%	20	bps	(10	bps)
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

•
Comparison Between the Quarters Ended September 30, 2019 and 2018 — The $14.1 million decrease in consolidated fuel expense is primarily due to a decrease in average DOE fuel prices to $3.02 per gallon for the third quarter of 2019 from $3.24 per gallon for the third quarter of 2018, and was partially offset by a 2.6% increase in the total miles driven by company driving associates.

•
Comparison Between Year-to-Date September 30, 2019 and 2018 — The $32.2 million decrease in consolidated fuel expense is primarily due to a decrease in average DOE fuel prices to $3.05 per gallon for year-to-date September 30, 2019 from $3.15 per gallon for year-to-date September 30, 2018, and a 0.6% reduction in the total miles driven by company driving associates.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$85,108	$87,362	$247,311	$260,660	(2.6%)		(5.1%)
% of total revenue	7.1%	6.5%	6.8%	6.6%	60	bps	20	bps
% of revenue, excluding trucking fuel surcharge	7.8%	7.2%	7.5%	7.4%	60	bps	10	bps
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
The respective quarter and year-to-date decreases of $2.3 million and $13.3 million in consolidated operations and maintenance expense were both attributed to the reduced maintenance expense associated with refreshing our fleet with newer equipment. As a percentage of revenue, excluding trucking fuel surcharge, the expense remained relatively flat.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.	YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018	YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$46,792	$52,701	$145,724	$164,975	(11.2%)	(11.7%)
% of total revenue	3.9%	3.9%	4.0%	4.2%	—	(20	bps)
% of revenue, excluding trucking fuel surcharge	4.3%	4.3%	4.4%	4.7%	—	(30	bps)
Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, as well as our level of self-insurance, and premium expense. In recent years, insurance carriers have raised premiums for many businesses, including transportation companies, and as a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention limits when our policies are renewed or replaced. Insurance and claims expense also varies based on the number of miles driven by company driving associates and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in large, prior-year claims. In future periods, our higher self-insured retention limits, as well as a tightening of excess insurance markets, may cause our consolidated insurance and claims expense to fluctuate more.
Consolidated insurance and claims expense decreased by $5.9 million for the third quarter and by $19.3 million for year-to-date September 30, 2019, as compared to the same periods last year. This was primarily due to overall improvements in the frequency and severity of our claims experience, as a result of fewer miles traveled and our increased focus on improving our safety standards for our driving associates and independent contractors.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$20,970	$21,986	$64,333	$67,807	(4.6%)		(5.1%)
% of total revenue	1.7%	1.6%	1.8%	1.7%	10	bps	10	bps
% of revenue, excluding trucking fuel surcharge	1.9%	1.8%	1.9%	1.9%	10	bps	—
Operating taxes and licenses include state franchise taxes, federal highway use taxes, property taxes, vehicle license and registration fees, fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Consolidated operating taxes and licenses decreased by $1.0 million for the third quarter and $3.5 million for year-to-date September 30, 2019, as compared to the same periods last year, but remained relatively flat as a percentage of revenue, excluding trucking fuel surcharge.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Communications	$4,913	$5,041	$14,956	$15,783	(2.5%)		(5.2%)
% of total revenue	0.4%	0.4%	0.4%	0.4%	—		—
% of revenue, excluding trucking fuel surcharge	0.5%	0.4%	0.5%	0.4%	10	bps	10	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Consolidated communications expense remained relatively flat as a percentage of revenue, excluding trucking fuel surcharge for both the third quarter and year-to-date September 30, 2019, as compared to the same periods last year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$106,884	$97,708	$310,759	$287,319	9.4%		8.2%
% of total revenue	8.9%	7.3%	8.5%	7.3%	160	bps	120	bps
% of revenue, excluding trucking fuel surcharge	9.8%	8.1%	9.4%	8.1%	170	bps	130	bps
Depreciation relates primarily to our owned tractors, trailers, buildings, electronic logging devices, other communication units, and other similar assets. Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment, the relative percentage of owned versus leased equipment, and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations. Depreciation can also be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment. Management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.

•
Comparison Between the Quarters Ended September 30, 2019 and 2018 — Consolidated depreciation and amortization of property and equipment increased by $9.2 million. The 170 basis point increase in the expense as a percentage of revenue, excluding trucking fuel surcharge, is due to increasing the ratio of owned versus leased equipment.

•
Comparison Between Year-to-Date September 30, 2019 and 2018 — The $23.4 million increase in consolidated depreciation and amortization of property and equipment includes a $2.1 million increase in expense from Abilene's results for year-to-date September 30, 2019, compared to the portion of year-to-date September 30, 2018 following the Abilene Acquisition on March 16, 2018. The 130 basis point increase in the expense as a percentage of revenue, excluding trucking fuel surcharge is due to an increase in owned versus leased equipment.

We expect consolidated depreciation and amortization of property and equipment to increase both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we plan to purchase, rather than lease, new equipment in the remainder of 2019.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$10,759	$10,695	$32,144	$31,891	0.6%		0.8%
% of total revenue	0.9%	0.8%	0.9%	0.8%	10	bps	10	bps
% of revenue, excluding trucking fuel surcharge	1.0%	0.9%	1.0%	0.9%	10	bps	10	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, the Abilene Acquisition, and other acquisitions. See Note 7 in Part I, Item 1, of this Quarterly Report for further details regarding the Company's intangible assets. The $0.1 million quarter over quarter increase in amortization of intangibles was attributed to a small acquisition that occurred during the third quarter of 2019. This, along with a $0.2 million increase in amortization of intangibles from the March 16, 2018 Abilene Acquisition, comprised the $0.3 million increase in the expense on a year-to-date basis.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$28,726	$39,806	$97,146	$140,384	(27.8%)		(30.8%)
% of total revenue	2.4%	3.0%	2.7%	3.6%	(60	bps)	(90	bps)
% of revenue, excluding trucking fuel surcharge	2.6%	3.3%	2.9%	4.0%	(70	bps)	(110	bps)
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.
Consolidated rental expense decreased by $11.1 million for the third quarter and $43.2 million for year-to-date September 30, 2019, as compared to the same periods last year. This was primarily due to increasing our ratio of owned versus leased equipment.
We expect consolidated rental expense to continue to decrease both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we plan to purchase, rather than lease, new equipment in the remainder of 2019.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.		YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018		YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$251,337	$329,338	$781,959	$989,333	(23.7%)		(21.0%)
% of total revenue	20.9%	24.5%	21.4%	25.1%	(360	bps)	(370	bps)
% of revenue, excluding trucking fuel surcharge	23.1%	27.2%	23.6%	27.9%	(410	bps)	(430	bps)
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
We expect purchased transportation will increase as a percentage of revenue if we grow our logistics and intermodal businesses. The increase could be partially offset if independent contractors exit the market due to regulatory changes.
Consolidated purchased transportation expense decreased by $78.0 million for the third quarter and $207.4 million for year-to-date September 30, 2019, as compared to the same periods last year. This was primarily due to decreases in miles driven by independent contractors of 27.9% and 31.7% for the quarter and year-to-date periods, respectively, as well as lower purchased transportation expense from third-party carrier activities in our Logistics and Intermodal segments.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.	YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018	YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Impairments	$—	$—	$2,182	$—	—	100.0
The $2.2 million year-to-date impairment was related to leasehold improvements (within the Trucking segment) from the early termination of a lease of one of our operating properties during the second quarter of 2019.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.	YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018	YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$17,890	$13,688	$64,634	$44,139	30.7	46.4
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.

•
Comparison Between the Quarters Ended September 30, 2019 and 2018 — The $4.2 million increase in net consolidated miscellaneous operating expenses is primarily attributable to a $2.4 million decrease in gain on sales of equipment due to a softer used truck market in 2019.

•
Comparison Between Year-to-Date September 30, 2019 and 2018 — The $20.5 million increase in net consolidated miscellaneous operating expenses is primarily due to $15.5 million associated with an adverse jury verdict issued in July 2019 related to an ongoing lawsuit. This was partially offset by a $0.3 million increase in gain on sales of equipment.

Consolidated Other Expenses, net

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2019 vs.	YTD 2019 vs.
	2019	2018	2019	2018	QTD 2018	YTD 2018
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$7,790	$7,528	$22,294	$21,424	3.5%	4.1%
Other income, net	(3,335)	(3,327)	(12,575)	(6,487)	0.2%	93.8%
Income tax expense	24,524	34,624	78,523	80,816	(29.2%)	(2.8%)
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. Interest expense for the third quarter and year-to-date September 30, 2019 period remained relatively flat when compared to the same periods last year.
Other income, net — Other income, net is primarily comprised of non-operating income and expense that may arise outside of the normal course of business. Other income, net remained relatively flat for the third quarter of 2019, compared to the third quarter of 2018. The $6.1 million year-to-date increase in consolidated other income, net is primarily attributed to investment income from our TRP investments and an increase in rental income from our operating properties.
Income tax expense — In addition to the discussion below, Note 8 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.

•
Comparison Between the Quarters Ended September 30, 2019 and 2018 — The $10.1 million decrease in consolidated income tax expense was primarily due to a decrease in pretax earnings and a partial release of our reserve for uncertain tax positions recognized as a discrete item in the third quarter of 2019, as compared to the third quarter of 2018. During the third quarter of 2018, we also recognized discrete items related to a benefit of an accounting method change. All of these factors resulted in an effective tax rate of 24.6% for both the third quarter of 2019 and the third quarter of 2018.

Comparison Between Year-to-Date September 30, 2019 and 2018 — The $2.3 million decrease in consolidated income tax expense was primarily due to a decrease in pretax earnings and was partially offset by a decrease in stock compensation deductions recognized as a discrete item and a partial release of our reserve for uncertain tax positions during the year-to-date September 30, 2019 period. During the year-to-date September 30, 2018 period, we also recognized discrete items related to stock compensation deductions, a benefit of an accounting method change, and a favorable audit settlement of nondeductible penalties. All of these factors resulted in an effective tax rate of 24.5% and 23.1% for the year-to-date September 30, 2019 and 2018 periods, respectively.

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
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2019	2018	2019	2018
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$74,619	$105,881	$241,762	$267,568
Adjusted for:
Income tax expense attributable to Knight-Swift	24,524	34,624	78,523	80,816
Income before income taxes attributable to Knight-Swift	99,143	140,505	320,285	348,384
Amortization of intangibles ¹	10,759	10,695	32,144	31,891
Impairments ²	—	—	2,182	—
Legal accruals ³	—	—	15,500	—
Severance expense [4]	—	1,568	—	1,568
Adjusted income before income taxes	109,902	152,768	370,111	381,843
Provision for income tax expense at effective rate	(27,100)	(37,646)	(90,501)	(88,578)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$82,802	$115,122	$279,610	$293,265

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2019	2018	2019	2018
GAAP: Earnings per diluted share	$0.44	$0.60	$1.40	$1.50
Adjusted for:
Income tax expense attributable to Knight-Swift	0.14	0.19	0.46	0.45
Income before income taxes attributable to Knight-Swift	0.58	0.79	1.86	1.95
Amortization of intangibles ¹	0.06	0.06	0.19	0.18
Impairments ²	—	—	0.01	—
Legal accruals ³	—	—	0.09	—
Severance expense [4]	—	0.01	—	0.01
Adjusted income before income taxes	0.64	0.86	2.15	2.14
Provision for income tax expense at effective rate	(0.16)	(0.21)	(0.52)	(0.50)
Non-GAAP: Adjusted EPS	$0.48	$0.65	$1.62	$1.64

1
"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger, Abilene Acquisition, and other acquisitions. Refer to Note 4 in Part I, Item 1 of this Quarterly Report for additional details regarding the Abilene Acquisition.

2	"Impairments" reflects the non-cash impairment of leasehold improvements (within the Trucking segment) incurred during the early termination of a lease related to one of our operating properties.

3
"Legal accruals" reflects anticipated costs associated with an adverse jury verdict issued in July 2019 related to an ongoing lawsuit, which is included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income for the year-to-date period ended September 30, 2019. The Company is reviewing all options including post-trial motions seeking to overturn the jury verdict and if necessary, an appeal.

4	Severance expenses were incurred during the third quarter of 2018 in relation to certain organizational changes at Swift.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Ratio

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2019	2018 (recast)	2019	2018 (recast)
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,200,522	$1,346,611	$3,647,140	$3,949,426
Total operating expenses	(1,097,569)	(1,202,331)	(3,319,295)	(3,587,160)
Operating income	$102,953	$144,280	$327,845	$362,266
Operating ratio	91.4%	89.3%	91.0%	90.8%

Non-GAAP Presentation
Total revenue	$1,200,522	$1,346,611	$3,647,140	$3,949,426
Trucking fuel surcharge	(110,312)	(134,591)	(337,220)	(404,343)
Revenue, excluding trucking fuel surcharge	1,090,210	1,212,020	3,309,920	3,545,083

Total operating expenses	1,097,569	1,202,331	3,319,295	3,587,160
Adjusted for:
Trucking fuel surcharge	(110,312)	(134,591)	(337,220)	(404,343)
Amortization of intangibles ¹	(10,759)	(10,695)	(32,144)	(31,891)
Impairments ²	—	—	(2,182)	—
Legal accruals ³	—	—	(15,500)	—
Severance expense [4]	—	(1,568)	—	(1,568)
Adjusted Operating Expenses	976,498	1,055,477	2,932,249	3,149,358
Adjusted Operating Income	$113,712	$156,543	$377,671	$395,725
Adjusted Operating Ratio	89.6%	87.1%	88.6%	88.8%

1	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 1.

2	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 2.

3	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 3.

4	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 4.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Ratio
Trucking Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2019	2018 (recast)	2019	2018 (recast)
GAAP Presentation	(Dollars in thousands)
Total revenue	$986,768	$1,070,978	$2,980,040	$3,190,174
Total operating expenses	(877,359)	(930,386)	(2,629,684)	(2,822,674)
Operating income	$109,409	$140,592	$350,356	$367,500
Operating ratio	88.9%	86.9%	88.2%	88.5%

Non-GAAP Presentation
Total revenue	$986,768	$1,070,978	$2,980,040	$3,190,174
Fuel surcharge	(110,312)	(134,591)	(337,220)	(404,343)
Intersegment transactions	(71)	(86)	(157)	(159)
Revenue, excluding fuel surcharge and intersegment transactions	876,385	936,301	2,642,663	2,785,672

Total operating expenses	877,359	930,386	2,629,684	2,822,674
Adjusted for:
Fuel surcharge	(110,312)	(134,591)	(337,220)	(404,343)
Intersegment transactions	(71)	(86)	(157)	(159)
Amortization of intangibles ¹	(349)	(352)	(1,047)	(860)
Impairments ²	—	—	(2,182)	—
Adjusted Operating Expenses	766,627	795,357	2,289,078	2,417,312
Adjusted Operating Income	$109,758	$140,944	$353,585	$368,360
Adjusted Operating Ratio	87.5%	84.9%	86.6%	86.8%

1
"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the Abilene Acquisition and historical Knight acquisitions. Refer to Note 4 in Part I, Item 1 of this Quarterly Report for additional details regarding the Abilene Acquisition.

2	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 2.
Logistics Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2019	2018 (recast)	2019	2018 (recast)
GAAP Presentation	(Dollars in thousands)
Total revenue	$86,213	$113,387	$258,094	$301,764
Total operating expenses	(82,521)	(103,236)	(242,098)	(283,039)
Operating income	$3,692	$10,151	$15,996	$18,725
Operating ratio	95.7%	91.0%	93.8%	93.8%

Non-GAAP Presentation
Total revenue	$86,213	$113,387	$258,094	$301,764
Intersegment transactions	(2,582)	(1,990)	(6,968)	(7,915)
Revenue, excluding intersegment transactions	83,631	111,397	251,126	293,849

Total operating expenses	82,521	103,236	242,098	283,039
Adjusted for:
Intersegment transactions	(2,582)	(1,990)	(6,968)	(7,915)
Adjusted Operating Expenses	79,939	101,246	235,130	275,124
Adjusted Operating Income	$3,692	$10,151	$15,996	$18,725
Adjusted Operating Ratio	95.6%	90.9%	93.6%	93.6%

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2019	2018 (recast)	2019	2018 (recast)
GAAP Presentation	(Dollars in thousands)
Total revenue	$108,937	$130,369	$343,499	$360,683
Total operating expenses	(111,589)	(120,681)	(339,598)	(342,567)
Operating (loss) income	$(2,652)	$9,688	$3,901	$18,116
Operating ratio	102.4%	92.6%	98.9%	95.0%

Non-GAAP Presentation
Total revenue	$108,937	$130,369	$343,499	$360,683
Intersegment transactions	(179)	(203)	(1,337)	(557)
Revenue, excluding intersegment transactions	108,758	130,166	342,162	360,126

Total operating expenses	111,589	120,681	339,598	342,567
Adjusted for:
Intersegment transactions	(179)	(203)	(1,337)	(557)
Adjusted Operating Expenses	111,410	120,478	338,261	342,010
Adjusted Operating (Loss) Income	$(2,652)	$9,688	$3,901	$18,116
Adjusted Operating Ratio	102.4%	92.6%	98.9%	95.0%

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	September 30, 2019
(In thousands)
Cash and cash equivalents, excluding restricted cash	$93,996
Availability under Revolver, due October 2022 ¹	475,713
Availability under 2018 RSA, due July 2021 ²	4,159
Total unrestricted liquidity	$573,868
Cash and cash equivalents – restricted ³	41,816
Restricted investments, held-to-maturity, amortized cost ³	10,034
Total liquidity, including restricted cash and restricted investments	$625,718

1
As of September 30, 2019, we had $290.0 million in borrowings under our $800.0 million Revolver. We additionally had $34.3 million in outstanding letters of credit (discussed below), leaving $475.7 million available under the Revolver.

2
Based on eligible receivables at September 30, 2019, our borrowing base for the 2018 RSA was $280.0 million, while outstanding borrowings were $205.0 million. We additionally had $70.8 million in outstanding letters of credit (discussed below), leaving $4.2 million available under the 2018 RSA. Refer to Note 10 in Part I, Item 1 of this Quarterly Report for more information regarding the 2018 RSA.

3
Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $40.8 million, included in "Cash and cash equivalents — restricted" in the condensed consolidated balance sheet and held by Mohave and Red Rock for claims payments. The remaining $1.0 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.

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
Principal and Interest Payments — As of September 30, 2019, we had debt and finance lease obligations of $955.3 million, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
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
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, common stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. As of September 30, 2019, the Company had $233.6 million remaining under the 2019 Knight-Swift Share Repurchase Plan. Additional details are discussed in Note 13 in Part I, Item 1 of this Quarterly Report.
Working Capital
As of September 30, 2019 and December 31, 2018, we had a working capital surplus of $204.2 million and $292.7 million, respectively. The decrease is primarily due to the adoption of ASC Topic 842, Leases, which, among other things, requires the recognition of $88.4 million in the current portion of operating lease liabilities on the condensed consolidated balance sheet as of September 30, 2019. Since the Company adopted the ASC Topic 840 Comparative Approach, there was no current portion of lease liabilities recorded on the December 31, 2018 condensed consolidated balance sheet.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Material Debt Agreements
As of September 30, 2019, we had $955.3 million in material debt obligations at the following carrying values:

•	$364.8 million: Term Loan, due October 2020, net of $0.2 million in deferred loan costs

•	$204.7 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.3 million in deferred loan costs

•	$95.8 million: Finance lease obligations

•	$290.0 million: Revolver, due October 2022
As of December 31, 2018, we had $929.1 million in material debt obligations at the following carrying values:

•	$364.6 million: Term Loan, due October 2020, net of $0.4 million in deferred loan costs

•	$239.6 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.4 million in deferred loan costs

•	$129.5 million: Capital lease obligations

•	$195.0 million: Revolver, due October 2022

•	$0.4 million: Other

Cash Flow Analysis

	Year-to-Date September 30,		Change
	2019	2018
	(In thousands)
Net cash provided by operating activities	$612,412	$580,645	$31,767
Net cash used in investing activities	(468,420)	(467,495)	(925)
Net cash used in financing activities	(139,156)	(123,497)	(15,659)
Net Cash Provided by Operating Activities
Comparison Between Year-to-Date September 30, 2019 and 2018 — The $31.8 million increase in net cash provided by operating activities was primarily due to a $111.1 million increase in cash collected from our customers, partially offset by a $61.2 million increase in cash paid for income taxes and a $34.4 million decrease in operating income, due to the factors discussed in "Results of Operations — Segments " and "Results of Operations — Consolidated Operating and Other Expenses," above.
Net Cash Used in Investing Activities
Comparison Between Year-to-Date September 30, 2019 and 2018 — The $0.9 million increase in net cash used in investing activities was due to a $105.7 million increase in capital expenditures, net of disposal proceeds, partially offset by a $99.8 million decrease in net cash used for acquisitions.
Net Cash Used in Financing Activities
Comparison Between Year-to-Date September 30, 2019 and 2018 — Net cash used in financing activities increased by $15.7 million, which was primarily due to a $49.7 million increase in repayments of finance leases and long-term debt, and a $15.0 million decrease in net borrowings on the Revolver. This was partially offset by a $35.0 million decrease in net repayments on the 2018 RSA and a $13.1 million decrease in repurchases of our common stock.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Contractual Obligations
"Liquidity and Capital Resources," above, includes details regarding changes in our contractual obligations table during the year-to-date September 30, 2019 period. Aside from these items, there were no material changes to the contractual obligations table, which was included in our 2018 Annual Report.

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

Recently Issued Accounting Pronouncements
See Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's condensed consolidated financial statements, as follows:

•	Note 2 for accounting pronouncements adopted during year-to-date September 30, 2019.

•	Note 3 for accounting pronouncements issued during year-to-date September 30, 2019.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2017 Debt Agreement and 2018 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 2.87% as of September 30, 2019) and fixed rate equipment lease financing. Assuming the level of borrowings as of September 30, 2019, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $8.6 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US, as reported by the DOE, decreased to an average of $3.02 for the third quarter of 2019 from an average of $3.24 for the third quarter of 2018. The weekly average diesel price per gallon in the US decreased to an average of $3.05 for year-to-date September 30, 2019 from an average of $3.15 for year-to-date September 30, 2018. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 12 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended September 30, 2019, and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2018 Annual Report, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs ¹
July 1, 2019 to July 31, 2019	—	$—	—	$233,607,968
August 1, 2019 to August 31, 2019	—	$—	—	$233,607,968
September 1, 2019 to September 30, 2019	—	$—	—	$233,607,968
Total	—	$—	—	$233,607,968

1
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
Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer.	Furnished herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.	Furnished herewith

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to supplementally furnish to the SEC a copy of any omitted schedule upon request by the SEC.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	November 6, 2019	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	November 6, 2019	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant