Form 10-K
period 2019-12-31
Knight-Swift Transportation Holdings Inc.
filed 2020-02-27
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________________________________________________
(mark one)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
___________________________________________________________________________________________________________________________________

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
Securities registered pursuant to section 12(g) of the Act: None
___________________________________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2019, the aggregate market value of our common stock held by non-affiliates was $4,422,253,119, based on the closing price of our common stock as quoted on the NYSE as of such date.
There were 170,865,385 shares of the registrant's common stock outstanding as of February 18, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "SEC") are incorporated by reference into Part III of this report.

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2019 ANNUAL REPORT ON FORM 10-K

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2019 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS
The following glossary provides definitions for certain acronyms and terms used in this Annual Report on Form 10-K. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
Annual Report	Annual Report on Form 10-K
2012 ESPP	Employee Stock Purchase Plan, effective beginning in 2012, amended and restated in 2018
2014 Stock Plan	The Company's amended and restated 2014 Omnibus Incentive Plan
2015 RSA	Amended and Restated Receivables Sales Agreement, entered into in 2015 by Swift Receivables Company II, LLC with unrelated financial entities.
2018 RSA	Amended and Restated Receivables Sales Agreement, entered into in 2018 by Swift Receivables Company II, LLC with unrelated financial entities.
2013 Debt Agreement	Knight's unsecured credit facility
2015 Debt Agreement	Swift's Fourth Amended and Restated Credit Agreement, entered into on July 25, 2015
2017 Debt Agreement	The Company's Credit Agreement, entered into on September 29, 2017
2017 Merger	See complete description of the 2017 Merger included in Note 1 of the footnotes to the consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
Abilene	Abilene Motor Express, Inc. and its related entities
Abilene Acquisition	See complete description of the Abilene Acquisition included in Note 5 of the footnotes to the consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
ASC	Accounting Standards Codification Topic
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
C-TPAT	Customs-Trade Partnership Against Terrorism
CSA	Compliance Safety Accountability
DOT	United States Department of Transportation
ELD	Electronic Logging Device
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
ERP	Enterprise Resource Planning system
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
FMCSA	Federal Motor Carrier Safety Administration
GAAP	United States Generally Accepted Accounting Principles
GDP	Gross Domestic Product
LIBOR	London InterBank Offered Rate
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries
Knight Revolver	Revolving line of credit under the 2013 Debt Agreement
Mohave	Mohave Transportation Insurance Company, a Swift wholly-owned captive insurance subsidiary
NASDAQ	National Association of Securities Dealers Automated Quotations
NLRB	National Labor Relations Board
NYSE	New York Stock Exchange
Red Rock	Red Rock Risk Retention Group, Inc., a Swift wholly-owned captive insurance subsidiary
Revolver	Revolving line of credit under the 2017 Debt Agreement
SEC	Securities and Exchange Commission
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries
Term Loan	The Company's term loan under the 2017 Debt Agreement
US	The United States of America

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

•	any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items,

•	any statement of plans, strategies, and objectives of management for future operations,

•	any statements concerning proposed acquisition plans, new services or developments,

•	any statements regarding future economic conditions or performance, and

•	any statements of belief and any statements of assumptions underlying any of the foregoing.
In this Annual Report, forward-looking statements include statements we make concerning:

•	the ability of our infrastructure to support future growth, whether we grow organically or through potential acquisitions,

•	the future impact of the 2017 Merger and the Abilene Acquisition, including achievement of anticipated synergies,

•	the flexibility of our model to adapt to market conditions,

•	our ability to recruit and retain qualified driving associates,

•	future safety performance,

•	future performance of our segments or businesses,

•	our ability to gain market share,

•	the ability, desire, and effects of expanding our logistics, brokerage, and intermodal operations,

•	future equipment prices, our equipment purchasing or leasing plans, and our equipment turnover (including expected tractor trade-ins),

•	our ability to sublease equipment to independent contractors,

•	the impact of pending legal proceedings,

•	the expected freight environment, including freight demand and volumes,

•	the balance between industry demand and capacity,

•	economic conditions and growth, including future inflation, consumer spending, supply chain conditions, and GDP growth,

•	our ability to obtain favorable pricing terms from vendors and suppliers,

•	expected liquidity and methods for achieving sufficient liquidity,

•	future fuel prices and the expected impact of fuel efficiency initiatives,

•	future expenses and our ability to control costs,

•	future operating profitability,

•	future third-party service provider relationships and availability,

•	future contracted pay rates with independent contractors and compensation arrangements with driving associates,

•	our expected need or desire to incur indebtedness,

•	future capital expenditures and expected sources of liquidity, capital allocation, capital structure, capital requirements, and growth strategies and opportunities,

•	future mix of owned versus leased revenue equipment,

•	future asset utilization,

•	future return on capital,

•	future share repurchases and dividends,

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

•	future tax rates,

•	future trucking industry capacity,

•	future rates,

•	future depreciation and amortization,

•	expected tractor and trailer fleet age,

•	future investment in and deployment of new or updated technology,

•	future classification of our independent contractors, including the impact of new laws and regulations regarding classification,

•	political conditions and regulations, including trade regulation, quotas, duties, or tariffs, and any future changes to the foregoing,

•	future purchased transportation expense, and

•	others.
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "estimates," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "objective," "continue," "outlook," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. "Risk Factors" of this Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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
During 2019, we covered 1.4 billion loaded miles for shippers throughout North America, contributing to consolidated total revenue of $4.8 billion and consolidated operating income of $427.4 million. During 2019, we operated an average of 16,432 company tractors, 2,445 independent contractor tractors, and 58,315 trailers within our Trucking segment. Additionally, we operated an average 643 tractors and 9,862 intermodal containers within our Intermodal segment. Our three reportable segments are Trucking, Logistics, and Intermodal.
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
Swift — Since 1966, Swift has completed fourteen acquisitions, including the 2013 acquisition of Central Refrigerated Transportation, LLC (formerly Central Refrigerated Transportation, Inc.). On January 1, 2020 Swift acquired a small company to complement its suite of services.
Joint Ventures
See Note 1 in Part II, Item 8 in this Annual Report, regarding Knight's joint ventures.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Partnerships
See Note 7 in Part II, Item 8 in this Annual Report, regarding Knight's partnership agreements with Transportation Resource Partners.

Industry and Competition
Truckload carriers represent the largest part of the transportation supply chain for most retail and manufactured goods in North America and typically transport a full trailer (or container) of freight for a single customer from origin to destination without intermediate sorting and handling. Generally, the truckload industry is compensated based on miles, whereas the less-than-truckload industry is compensated based on package size and/or weight. Overall, the US trucking industry is large, fragmented, and highly competitive. We compete with thousands of truckload carriers, most of whom operate significantly smaller fleets than we do. Our trucking segments compete with other motor carriers for the services of driving associates, independent contractors, and management employees. To a lesser extent, our intermodal and logistics businesses compete with railroads, less-than-truckload carriers, logistics providers, and other transportation companies. Our logistics businesses compete with other logistics companies for the services of third-party capacity providers and management employees.
Our industry has encountered the following major economic cycles since 2010:

Period	Economic Cycle
2010 — 2013
moderate recovery, from prior years' recession. The industry freight data began to show positive trends for both volume and pricing. The slow, steady growth is a result of moderate increases in gross domestic product, coupled with a tighter supply of available tractors. Trends in supply of available tractors were lower due to several years of below average truck builds, an increase in truckload fleet bankruptcies in 2009 and 2010, increasing equipment prices due to stringent EPA requirements, less available credit, and less driver availability.

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

2017 — 2019
strong cycle, driven by a record pricing climate through 2018. The industry experienced increased demand through 2018 for transportation services, including contract and non-contract market demand, partially due to a strong retail season. Capacity became tighter in the second half of 2017 and throughout 2018, due to increasing government regulation, the driver shortage, and severe storms interrupting business, among other factors. Capacity increased in the second half of 2018 leading to an oversupply during 2019, lower spot market rates, and downward pressure on contract rates.

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
The trucking industry faces the following primary challenges, which we believe we are well-positioned to address, as discussed under "Our Competitive Strengths" and "Our Mission and Company Strategy," below:

•	tightening industry capacity;

•	cumulative impacts of regulatory initiatives, such as ELDs, hours-of service limitations for drivers, and others;

•	uncertainty in the economic environment, including changing supply chain and consumer spending patterns;

•	driver shortages;

•	increased insurance costs as significant verdicts and settlement amounts for accident claims impact the industry;

•	significant and rapid fluctuations in fuel prices; and

•	increased prices for new revenue equipment, design changes of new engines, and volatility in the used equipment sales market.

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

Operating Efficiency and Cost Control
We expect to increase operational efficiencies through the adoption of best practices and capabilities from each of Knight and Swift, as well as the overall size of our combined company. We operate modern tractors and trailers in order to obtain operating efficiencies and attract and retain driving associates. We believe a generally compatible fleet of tractors and trailers simplifies our maintenance procedures and reduces parts, supplies, and maintenance costs. We regulate vehicle speed, which we believe will maximize fuel efficiency, reduce wear and tear, and enhance safety. We continue to update our fleet with more fuel-efficient post-2014 US EPA emission compliant engines, install aerodynamic devices on our tractors, and equip our trailers with trailer blades, which have led to meaningful improvements in fuel efficiency. Our logistics and intermodal businesses focus on effectively optimizing and meeting the transportation and logistics requirements of our customers and providing customers with various sources and modes of transportation capacity across our nationwide service network. We invest in technology that enhances our ability to optimize our freight opportunities while maintaining a low cost per transaction.

Customer Service
We strive to provide superior, on-time service at a meaningful value to our customers and seek to establish ourselves as a preferred truckload and logistics provider for our customers. We provide truckload capacity for customers in high-density lanes, where we can provide them with a high level of service, as well as flexible and customized logistics services on a nationwide basis. Our trucking services include dry van, refrigerated, and drayage, which also include dedicated, expedited, and cross-border truckload services, customized according to customer needs. Our logistics and intermodal services include brokerage, intermodal, and certain logistics, freight management, and non-trucking services, which provide various shipping alternatives and transportation modes for customers by utilizing our expansive network of third-party capacity providers and rail partners. We price our trucking, logistics, and intermodal services commensurately with the level of service our customers require and market conditions. By providing customers a high level of service, we believe we avoid competing solely based on price.

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

Segment Operating Strategies
Trucking Segment
Our operating strategy for our Trucking segment is to achieve a high level of asset utilization within a highly disciplined operating system, while maintaining strict controls over our cost structure. We hope to achieve these goals by primarily operating in high-density, predictable freight lanes and attempting to develop and expand our customer base around each of our terminals by providing multiple truckload services for each customer. We believe this operating strategy allows us to take advantage of the large amount of freight transported in the markets we serve. Our terminals enable us to better serve our customers and work more closely with our driving associates. We operate a premium modern fleet that we believe appeals to driving associates and customers, reduces maintenance expenses and driving associate and equipment downtime, and enhances our fuel and other operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue.

Logistics Segment
Our operating strategy for our Logistics segment is to match the shipping needs of our customers with the capacity provided by our network of third-party carriers and our rail providers. Our goal is to increase our market presence, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

Intermodal Segment
Our operating strategy for our Intermodal segment is to complement our regional operating model, allowing us to better serve customers in longer haul lanes, and reduce our investment in fixed assets. We have intermodal agreements with most major North American rail carriers.

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

Acquiring and growing opportunistically
We regularly evaluate potential opportunities for mergers, acquisitions, and other development and growth opportunities. In addition to the merger between Knight and Swift in 2017, since 1999, Knight has acquired six short-to-medium haul truckload carriers, including the acquisitions of Barr-Nunn during 2014 and Abilene during 2018, and Swift has acquired fourteen companies since 1966.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Customers and Marketing
Marketing
Our marketing mission is to be a strategic, efficient transportation capacity partner for our customers by providing truckload and logistics solutions customizable to the unique needs of our customers. We deliver these capacity solutions through our network of owned assets, independent contractors, third-party capacity providers, and rail providers. The diverse and premium services we offer provide a comprehensive approach to providing ample supply chain solutions to our customers. At December 31, 2019, we had a sales staff of approximately 100 individuals across the US and Mexico, who work closely with management to establish and expand accounts. Our sales and marketing leaders are members of our senior management team, who are assisted by other sales professionals in each segment. Our sales team emphasizes our industry-leading service, environmental leadership, and our ability to accommodate a variety of customer needs, provide consistent capacity, and financial strength and stability.
Customers
Our customers are typically large corporations in the retail (including discount and online retail), food and beverage, consumer products, paper products, transportation and logistics, housing and building, automotive, and manufacturing industries. Many of our customers have extensive operations, geographically distributed locations, and diverse shipping needs.
Consistent with industry practice, our typical customer contracts (other than dedicated contracts) do not guarantee shipment volumes by our customers or truck availability by us. This affords us and our customers some flexibility to negotiate rates in response to changes in freight demand and industry-wide truck capacity. Our dedicated services within the Trucking segment assign particular driving associates and revenue equipment to prescribed routes, pursuant to multi-year agreements. This dedicated service provides individual customers with a guaranteed source of capacity, and allows our driving associates to have more predictable schedules and routes. Under our dedicated transportation services, we provide driving associates, equipment, maintenance, and, in some instances, transportation management services that supplement the customer's in-house transportation department.
A majority of our terminals are linked to our corporate information technology system in our Phoenix headquarters. The capabilities of this system and its software enhance our operating efficiency by providing cost-effective access to detailed information concerning equipment location and availability, shipment tracking, on-time delivery status, and other specific customer requirements. The system also enables us to respond promptly and accurately to customer requests and assists us in geographically matching available equipment with customer loads. Additionally, our customers can track shipments and obtain copies of shipping documents via our website. We also provide electronic data interchange services to customers desiring these services.
We believe our fleet capacity, terminal network, customer service and breadth of services offer a competitive advantage to major shippers, particularly in times of rising freight volumes when shippers must quickly access capacity across multiple facilities and regions.
We strive to maintain a diversified customer base. Services provided to the Company's largest customer, Walmart, generated 13.3%, 14.6%, and 15.8% of total revenue in 2019, 2018, and 2017, respectively. Revenue generated by Walmart is reported in each of our reportable operating segments. No other customer accounted for 10% or more of total revenue in 2019, 2018, or 2017.
Our top 25 customers drive a substantial portion of our total revenue, as follows (amounts reflect only Swift's results prior to the 2017 Merger date, and Knight-Swift's results after the 2017 Merger date):

•	In 2019, our top 25, top 10, and top 5 customers accounted for 49.7%, 33.5%, and 25.5% of our total revenue, respectively.

•	In 2018, our top 25, top 10, and top 5 customers accounted for 50.1%, 34.6%, and 27.2% of our total revenue, respectively.

•	In 2017, our top 25, top 10, and top 5 customers accounted for 56.6%, 39.7%, and 31.7% of our total revenue, respectively.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Revenue Equipment
We operate a modern fleet of company tractors to help attract and retain driving associates, promote safe operations, and reduce maintenance and repair costs.
In 2019, we obtained all of our revenue equipment only through cash purchases, and in the future, we will continue to monitor leasing opportunities. We typically obtain tractors and trailers manufactured to our specifications in order to meet a wide variety of customer needs. Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driving associate comfort, and resale value. We maintain strong relationships with our equipment vendors and have the financial flexibility to react as market conditions dictate.
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
Our newer equipment has enhanced features, which we believe tends to lower the overall life cycle costs by reducing safety-related expenses, lowering repair and maintenance expenses, improving fuel economy, and improving driving associate satisfaction. In 2020 and beyond, we will continue to monitor the appropriateness of this relatively short tractor trade-in cycle against the lower capital expenditure and financing costs of a longer tractor trade-in cycle, based on current and future business needs.

Employees
The strength of our company is our people, working together with common goals. There were approximately 23,600 full-time employees in our total headcount of approximately 23,800 employees as of December 31, 2019, which was comprised of:

Company driving associates (including driver trainees)	17,600
Technicians and other equipment maintenance personnel	1,200
Corporate and terminal leadership and support personnel	5,000
Total	23,800

As of December 31, 2019, we had approximately 900 Trans-Mex driving associates in Mexico that were represented by a union.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

focusing on driving associate retention, productivity per truck, fuel consumption, fuel efficiency (with respect to driver-controllable idle time), safety, and scheduled maintenance. Customer service representatives are assigned specific customers to ensure specialized, high-quality service, and frequent customer contact.

Independent Contractors
In addition to Knight-Swift-employed driving associates, we enter into contractor agreements with third parties who own and operate tractors (or hire their own driving associates to operate the tractors) that service our customers. We pay these independent contractors for their services, based on a contracted rate per mile. By operating safely and productively, independent contractors can improve their own profitability and ours. Independent contractors are responsible for most costs incurred for owning and operating their tractors. In 2019, independent contractors comprised 13.0% of our total fleet, as measured by average tractor count.

Safety and Insurance
Safety
We are committed to safe and secure operations. We conduct an intensive driver qualification process, including defensive driving training. We require prospective drivers to meet higher qualification standards than those required by the DOT, including extensive background checks and hair follicle drug testing. We regularly communicate with drivers to promote safety and instill safe work habits through effective use of various media and safety review sessions. We dedicate personnel and resources designed to ensure safe operation and regulatory compliance. We employ technology to assist us in managing risks associated with our business. In addition, we have an innovative recognition program for driver safety performance and emphasize safety through our equipment specifications and maintenance programs. Our Corporate Directors of Safety review all accidents and report weekly to leadership.
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
Please refer to Note 13 in Part II, Item 8 of this Annual Report for more information about our insurance policies and self-insurance retention limits.

Fuel
We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies and reduce our fuel costs. Additionally, we utilize a fuel surcharge program to pass a majority of increases in fuel costs to our customers. In 2019, we purchased 18.5% of our fuel in bulk at our Swift, Knight, and dedicated customer locations across the US and Mexico. We purchased substantially all of the remainder through a network of retail truck stops with which we have negotiated volume purchasing discounts. The volumes we purchase at terminals and through the fuel network vary based on procurement costs and other factors. We seek to reduce our fuel costs by routing our driving associates to truck stops when fuel prices at such stops are cheaper than the bulk rate paid for fuel at our terminals. We primarily store fuel in above-ground storage tanks at most of our other bulk fueling terminals. We believe that we are sufficiently in compliance with applicable environmental laws and regulations relating to the storage and dispensing of fuel.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Additionally, in February 2018, California's ARB approved California Phase 2 standards that generally align with the federal Phase 2 standards, with some minor additional requirements, and which would stay in place even if the federal Phase 2 standards are affected by action from President Trump's administration.  In February 2019, the California Phase 2 standards became final. The ARB has also recently announced intentions to adopt regulations ensuring that 100.0% of tractors operating in California are operating with battery or fuel cell-electric engines in the future. Whether these regulations will ultimately be adopted remains unclear.
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
In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. The EPA is aiming to release proposed standards for the new plan, commonly referred to as the “Cleaner Trucks Initiative,” later in 2020, and may take final action as soon as 2021. The EPA is targeting 2027 for these new standards to take effect.
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
Commercial Driver's License Drug and Alcohol Clearinghouse — In December 2016, the FMCSA amended the Federal Motor Carrier Safety Regulations to establish requirements of the Commercial Driver's License Drug and Alcohol Clearinghouse, a database under its administration that will contain information about violations of the FMCSA's drug and alcohol testing program for holders of commercial driver's licenses. In addition to requiring employers to check the database for driver applicant drug and alcohol test failures, the final rule requires employers to check the database to determine whether current employees have incurred a drug or alcohol violation that would prohibit them from performing safety-sensitive functions. The final rule became effective on January 4, 2017, with a compliance date of January 6, 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain Drug and Alcohol Clearinghouse requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading or transferring a commercial driver's license. This new action will allow states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023. That being said, the FMCSA has indicated it will allow states the option to voluntarily query Clearinghouse information beginning January 2020. The compliance date of January 2020 remained in place for all other requirements set forth in the Clearinghouse final rule, however. Upon implementation, the rule may reduce the number of available drivers in an already constrained driver market.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Entry-Level Driver Training — In December 2016, the FMCSA established new minimum training standards for certain individuals applying for (or upgrading) a Class A or Class B commercial driver's license, or obtaining a hazardous materials, passenger, or school bus endorsement on their commercial driver's license for the first time. Such individuals are subject to the entry-level driver training requirements and must complete a prescribed program of theory and behind-the-wheel instruction. The final rule requires that behind-the-wheel proficiency of an entry-level truck driver be determined solely by the instructor's evaluation of how well the driver-trainee performs the fundamental vehicle controls skills and driving procedures set forth in the curricula, but does not have a minimum training hours requirement, as proposed by the FMCSA earlier in 2016. The final rule went into effect on February 6, 2017, with an initial compliance date of February 7, 2020. FMCSA officials have recently reported, however, that they are delaying implementation of the final rule by two years. Upon the compliance date, training schools will be required to register with the FMCSA's Training Provider Registry and certify that their program meets the classroom and driving standards. We will also be required to comply with this rule in the course of operating our driving schools. The effect of this rule could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations. US Congressional representatives also proposed a bill in 2019 that would pave the way for commercial drivers younger than 21 to drive tractors across state lines. This new bill, which would lower the age requirement of 21 to 18 for interstate commercial driving if certain requirements are met, received support from the ATA during a February 2020 Senate hearing. It is unclear how long the process of finalizing such a bill will take, however, if one comes to fruition at all.
Hours-of-service
From time to time, the FMCSA proposes and implements changes to regulations impacting hours-of-service. Such changes can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our driving associates and independent contractors may operate and/or disrupting our network. No such changes are currently proposed. However, in August 2019, the FMCSA issued a proposal to make changes to its hours-of-service rules that would allow truck drivers more flexibility with their 30-minute rest break and with dividing their time in the sleeper berth. It also would extend by two hours the duty time for drivers encountering adverse weather, and extend the shorthaul exemption by lengthening the drivers’ maximum on-duty period from 12 hours to 14 hours. It is unclear how long the process of finalizing a final rule will take, if one does come to fruition. Any future changes to hours-of-service regulations could materially and adversely affect our operations and profitability.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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
Public comments on the proposed rule were due in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the FAST Act and that the FMCSA must first finalize its review of the CSA scoring system. Based on this feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the NPRM related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when, or under what form any such rule could be implemented. The FMCSA also recently indicated its intent to perform a new study on the causation of crashes. Although it remains unclear whether such a study will ultimately be undertaken and completed, the results of such a study could spur further proposed and/or final rules in regards to safety and fitness.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

In June 2019, legislation was introduced that would require all new commercial trucks with a gross weight of 26,001 pounds or more to be equipped with speed-limiting devices, which must be set to a maximum speed of 65 miles per hour and be used at all times while in operation. The maximum speed requirement would also be extended to existing trucks that already have the technology installed. Trucks without speed limiters would not be forced to retroactively install the technology. Whether this legislation will ultimately become law is uncertain. While we currently govern the speed of our tractors below these limits, such legislation could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.
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
These requirements took effect for larger carriers such as us in April 2017 and are also applicable when we perform as a carrier or as a broker. We believe we have been in compliance with these requirement since that time. However, if we are found to be in violation of applicable laws or regulations related to the FSMA, or if we transport food or goods that are contaminated or are found to cause illness and/or death, we could be subject to substantial fines, lawsuits, penalties and/or criminal and civil liability, any of which could have a material adverse effect on our business, financial condition, and results of operations.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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
In September 2019, California enacted A.B. 5 ("AB5"), a new law that changed the landscape of the state’s treatment of employees and independent contractors. AB5 provides that the three-pronged "ABC Test" must be used to determine worker classification in wage-order claims. Under the ABC Test, a worker is presumed to be an employee and the burden to demonstrate their independent contractor status is on the hiring company through satisfying all 3 of the following criteria:

•	the worker is free from control and direction in the performance of services;

•	the worker is performing work outside the usual course of the business of the hiring company;

•	the worker is customarily engaged in an independently established trade, occupation, or business.
How AB5 will be enforced is still to be determined. While it was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association ("CTA") moves forward with its suit seeking to invalidate AB5. While this preliminary injunction provides temporary relief to the enforcement of AB5, it remains unclear how long such relief will last, and whether the CTA will ultimately be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.
State Wage and Hour Legislation
In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law. The case was appealed to the Supreme Court of the United States, which denied certiorari in May 2015, and accordingly, the Ninth Circuit Court of Appeals decision stood. However, in December 2018, the FMCSA granted a petition filed by the American Trucking Associations and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and thus it’s uncertain whether it will stand. Other current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we are subject to an uneven patchwork of wage and hour laws throughout the US. In the past, certain legislators have proposed federal legislation to preempt state and local wage and hour laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire fleet, or revise our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, increased driver turnover, decreased efficiency, and amplified legal exposure.

Other Regulation
Executive Order
The regulatory environment has changed under the administration of President Trump.  In January 2017, the President signed an executive order requiring federal agencies to repeal two regulations for each new one they propose and imposing a regulatory budget, which would limit the amount of new regulatory costs federal agencies can impose on individuals and businesses each year.  In December 2019, the DOT announced a final rule indicating it is codifying this directive on the regulatory process. This rule and any other anti-regulatory action by the President and/or Congress, may inhibit future new regulations and/or lead to the repeal or delayed effectiveness of existing regulations. Therefore, it is uncertain how we may be impacted in the future by existing, proposed, or repealed regulations.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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
US-Mexico-Canada Agreement
The US-Mexico-Canada Agreement ("USMCA") has been ratified by the US and Mexico, but must be ratified by the Parliament of Canada before it enters into effect. The USMCA is designed to modernize food and agriculture trade, advance rules of origin for automobiles and trucks, and enhance intellectual property protections, among other matters, according to the Office of the US Trade Representative. It is difficult to predict at this stage what could be the impact of the USMCA on the economy, including the transportation industry. However, given the amount of North American trade that moves by truck, if the USMCA enters into effect, it could have a significant impact on supply and demand in the transportation industry, and could adversely impact the amount, movement, and patterns of freight we transport.
FAST Act
With the FAST Act scheduled to expire in September 2020, Congress has noted its intent to consider a multiyear highway measure that would update the FAST Act. However, if Congress fails to reauthorize the FAST Act or pass updated replacement legislation by the September 2020 deadline and proceeds to manage transportation policy via short-term legislative directives, there will be uncertainty that could have a negative impact on our operations.

Available Information
General information about the Company is provided, free of charge, regarding Knight at www.knighttrans.com and regarding Swift at www.swifttrans.com. These websites also include links to the combined company's investor site, http://investor.knight-swift.com, which includes our annual reports on Form 10-K with accompanying XBRL documents, quarterly reports on Form 10-Q with accompanying XBRL documents, current reports on Form 8-K with accompanying XBRL documents, and amendments to those reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable once the material is electronically filed or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors include (1) excess tractor and trailer capacity in the trucking industry in comparison with shipping demand; (2) declines in the resale value of used equipment; (3) recruiting and retaining qualified driving associates; (4) strikes, work stoppages, or work slowdowns at our facilities or at customer, port, border crossing, or other shipping-related facilities; (5) increases in interest rates, fuel, taxes, tariffs, tolls, and license and registration fees; (6) industry compliance with ongoing regulatory requirements; and (7) rising costs of healthcare.
We are also affected by (1) recessionary economic cycles, such as the period from 2007 through 2009 and the 2016 and 2019 freight environments, which were characterized by weak demand and downward pressure on rates; (2) changes in customers' inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital; (3) changes in the way our customers choose to source or utilize our services; and (4) downturns in our customers' business cycles. Economic conditions may adversely affect our customers and their demand for and ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss and we may be required to increase our allowance for doubtful accounts.
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

•
customers may solicit bids for freight from multiple trucking companies or select competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight;

•	we may be forced to accept more freight from freight brokers, where freight rates are typically lower;

•	we may need to incur significantly more non-paid empty miles and other non-revenue miles to obtain loads; and

•	lack of access to current sources of credit or lack of lender access to capital, leading to an inability to secure credit financing on satisfactory terms, or at all.
We are also subject to potential increases in various costs and other events that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently.  Such cost increases include, but

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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
In addition, we cannot predict future economic conditions, fuel price fluctuations, revenue equipment resale values, or how consumer confidence, macroeconomic conditions, or production capabilities, could be affected by actual or threatened outbreaks of disease or other public health risks, armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.
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

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors;

•	many customers reduce the number of carriers they use by selecting "core carriers" as approved service providers or by engaging dedicated providers, and in some instances we may not be selected;

•	some of our customers operate their own private trucking fleets and they may decide to transport more of their own freight;

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

•
advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments;

•
the Knight and Swift brand names are valuable assets that are subject to the risk of adverse publicity (whether or not justified), which could result in the loss of value attributable to our brand and reduced demand for our services; and

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
We are sensitive to the used equipment market and fluctuations in prices and demand for tractors and trailers. Through certain subsidiaries, we sell our used company-owned tractors and trailers that we do not trade in to manufacturers. The market for used equipment is affected by several factors, including the demand for freight, the supply of used equipment, the availability of financing, the presence of buyers for export to foreign countries, and commodity prices for scrap metal. Declines in demand for the used equipment we sell could result in diminished sales volumes or lower used equipment sales prices, either of which could negatively affect our gains on sales of assets.
If fuel prices increase significantly, our results of operations could be adversely affected.
Our truckload operations are dependent upon diesel fuel, and accordingly, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Prices and availability of petroleum products are subject to political, economic, geographic, weather-related, and market factors that are generally outside of our control and each of which may lead to fluctuations in the cost of fuel. Fuel prices are also affected by the rising demand for fuel in developing countries, and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain.
We use a number of strategies to mitigate fuel expense, which is one of our largest operating expenses.  We purchase bulk fuel at many of our terminals and utilize a fuel optimizer to identify the most cost effective fuel centers to purchase fuel over-the-road.  We manage our fuel miles per gallon with a focus on reducing idle time, managing out-of-route miles, and improving the driving habits of our driving associates.  We also continue to update our fleet with more fuel efficient, EPA emission-compliant post-2014 model engines, and to install aerodynamic devices on our tractors and trailers, which lead to fuel efficiency improvements. Fuel is also subject to regional pricing differences and often costs more on the West Coast and in the Northeast, where we have significant operations. We use a fuel surcharge program to recapture a portion, but not all, of the increases in fuel prices over a base rate negotiated with our customers. Our fuel surcharge program does not protect us against the full effect of increases in fuel prices.  The terms of each customer's fuel surcharge agreement varies and customers may seek to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases. In addition, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. This could lead to fluctuations in our levels of reimbursement, which have occurred in the past. During periods of low freight volumes, shippers can use their negotiating leverage to impose fuel surcharge policies that provide a lower reimbursement of our fuel costs. There is no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective. Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program. Increases in fuel prices, or a shortage or rationing of diesel fuel, could also materially and adversely affect our results of operations.
We have not historically used derivatives to mitigate volatility in our fuel costs, but we periodically evaluate the benefits of employing this strategy. As of December 31, 2019, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, this only covers a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

•	theft or vandalism of our revenue equipment; and

•	social, political, and economic instability.
In addition, if we are unable to maintain our Free and Secure Trade ("FAST"), Business Alliance for Secure Commerce ("BASC"), and C-TPAT status, we may have significant border delays. This could cause our Mexican operations to be less efficient than those of competing capacity providers that have FAST, BASC, and C-TPAT status and operate in Mexico. We also face additional risks associated with our foreign operations, including restrictive trade policies and duties, taxes, or government royalties imposed by the Mexican government, to the extent not preempted by the terms of the North American Free Trade Agreement ("NAFTA"), or its proposed replacement, the USMCA, which is waiting for congressional approval. In addition, changes to NAFTA, USMCA (if enacted), or other treaties governing our business could materially adversely affect our international business. It is also uncertain how the USMCA, if enacted, will impact foreign trade and our Mexican operations.
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

•	transaction costs and acquisition-related integration costs could adversely affect our results of operations in the period in which such costs are recorded;

•	diverting our management's attention from other business concerns;

•	risks of entering into markets in which we have had no or only limited direct experience; and

•	the potential loss of customers, key employees, or driving associates of the acquired company.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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
Furthermore, the continued progression and development of our logistics business is subject to the risks inherent in entering and cultivating new lines of business, including, but not limited to, (1) initial unfamiliarity with pricing, service, operational, and liability issues; (2) customer relationships may be difficult to obtain or we may have to reduce rates to gain and develop customer relationships; (3) specialized equipment and information and management systems technology may not be adequately utilized; (4) insurance and claims may exceed our past experience or estimations; and (5) we may be unable to recruit and retain qualified personnel and management with requisite experience or knowledge of our logistics services.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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
We depend on third-party capacity providers, and service instability from these transportation providers could increase our operating costs, reduce our ability to offer intermodal and brokerage services, and limit growth in our logistics operations, which could adversely affect our revenue, results of operations, and customer relationships.
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
Our logistics operations are dependent upon the services of third-party capacity providers, including other truckload capacity providers. These third-party providers may seek other freight opportunities and may require increased compensation in times of improved freight demand or tight truckload capacity. Our third-party capacity providers may also be affected by certain factors to which our driving associates and independent contractors are subject, including, but not limited to, changing workforce demographics, alternative employment opportunities, varying freight market conditions, trucking industry regulations, and limited availability of equipment financing. Most of our third-party capacity provider transportation services contracts are cancelable on 30 days' notice or less. If we are unable to secure the services of these third-parties, or if we become subject to increases in the prices we must pay to secure such services, and we are not able to obtain corresponding customer rate increases, our business, financial condition, and results of operations may be materially adversely affected.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

If we are unable to recruit, develop, and retain our key employees, our business, financial condition, and results of operations could be adversely affected.
We are highly dependent upon the services of certain key employees, including, but not limited to, our team of executive officers and terminal leaders. We believe our team of executive officers possesses valuable knowledge about the trucking industry and their knowledge of and relationships with our key customers and vendors would be difficult to replicate. We currently do not have employment agreements with our key employees or executive officers, and the loss of any of their services or inadequate succession planning could negatively impact our operations and future profitability.  Additionally, because of our regional operating strategy, we must continue to recruit, develop, and retain skilled and experienced terminal leaders. Failure to recruit, develop, and retain a core group of terminal leaders could have an adverse effect on our results of operations.
Increases in driving associate compensation or difficulties attracting and retaining qualified driving associates could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.
With respect to our trucking services, difficulty in attracting and retaining sufficient numbers of qualified driving associates, which includes the engagement of independent contractors, in our truckload operations, and third-party capacity providers in our logistics operations, could have a materially adverse effect on our growth and profitability.  The truckload transportation industry is subject to a shortage of qualified driving associates. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, including in the construction and manufacturing industries, which may offer better compensation and/or more time at home, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  Regulatory requirements, including those related to safety ratings, ELDs, hours-of-service changes, and drug and alcohol testing, could further reduce the number of eligible driving associates or force us to increase driving associate compensation to attract and retain driving associates. We believe our employee screening process, which includes extensive background checks and hair follicle drug testing, is more rigorous than generally employed in our industry and has decreased the pool of qualified applicants available to us. We have seen evidence that stricter hours-of-service regulations adopted by the DOT in the past have tightened, and to the extent new regulations are enacted, may continue to tighten the market for eligible driving associates. The lack of adequate tractor parking along some US highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with hours-of-service regulations and cause added stress for drivers, further reducing the pool of eligible drivers. We believe the required implementation of ELDs has tightened and may further tighten the market.  We believe the shortage of qualified driving associates and intense competition for driving associates from other trucking companies will create difficulties in maintaining or increasing the number of driving associates and may restrain our ability to engage a sufficient number of driving associates and independent contractors. Our inability to do so may negatively affect our operations. Further, our driving associates compensation and independent contractor expenses are subject to market conditions. We have increased these rates in recent years and we may find it necessary to increase driving associate and independent contractor contracted rates in future periods.
Our independent contractors and third-party capacity providers are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher contracted rates from us or seek other opportunities within or outside the trucking industry.   In addition, we and many other carriers suffer from a high turnover rate of driving associates and independent contractors. This high turnover rate requires us to spend significant resources recruiting a substantial number of driving associates and independent contractors in order to operate existing revenue equipment and maintain our current level of capacity and subjects us to a higher degree of risk with respect to driving associate and independent contractor shortages than our competitors. We also employ driving associate hiring standards which we believe are more rigorous than the hiring standards generally employed in our industry and could further reduce the pool of available drivers from which we would hire. If we are unable to continue to attract driving associates, independent contractors, and third-party capacity providers, we could be forced to, among other things, limit our growth, decrease the number of our tractors in service, adjust our driving associate compensation package or independent contractor contracted rates, or pay higher rates to third-party capacity providers, which could adversely affect our profitability and results of operations if not offset by a corresponding increase in customer rates.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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
Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure, or insure through our captive insurance companies, a significant portion of our claims exposure resulting from workers' compensation, auto liability, general liability, cargo and property damage claims, as well as Knight's employee health insurance (and effective January 1, 2020, Swift's health insurance), which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations. For a detailed discussion of our self-insurance programs, including self-insurance retention limits, please refer to Note 13 to the consolidated financial statements, included in Part II, Item 8 of this Annual Report. Higher self-insured retention levels may increase the impact of auto liability occurrences on our results of operations. We are also responsible for our legal expenses relating to such claims. We reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, and claims may ultimately prove to be more severe than our estimates. This, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates. Accordingly, ultimate results may differ materially from our estimates, which could result in losses over our reserved amounts and could materially adversely affect our financial condition and results of operations.
We maintain insurance with licensed insurance carriers above the amounts in which we self-insure. Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. If any claim were to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts.  Insurance carriers have raised premiums for many businesses, including transportation companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention or decrease the amount of our excess insurance coverage when our policies are renewed or replaced. Our results of operations and financial condition could be materially and adversely affected if (1) cost per claim or the number of claims significantly exceeds our coverage limits or retention amounts; (2) we are unable to obtain insurance coverage in amounts we deem sufficient; (3) we experience a significant increase in premiums; (4) we experience a claim in excess of our coverage limits; (5) our insurance carriers fail to pay on our insurance claims; or (6) we experience a claim for which coverage is not provided.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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
Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the trucking industry are employees rather than independent contractors for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractors and to increase the penalties of companies who misclassify their employees as independent contractors and are found to have violated employees' overtime and/or wage requirements. Additionally, federal legislators have sought to (1) abolish the current safe harbor (which allows taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice), (2) extend the FLSA to independent contractors, and (3) impose notice requirements based upon employment or independent contractor status and fines for failure to comply. Some states have adopted initiatives to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractors as employees would help states with these initiatives. Additionally, courts in certain states have issued recent decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. In September 2019, California enacted a law that made it more difficult for workers to be classified as independent contractors (as opposed to employees). "Industry Regulation" in Part I, Item 1 of this Annual Report, provides discussion of this new California law. Taxing and other regulatory authorities and courts also apply a variety of standards in their determination of independent contractor status. In addition, carriers such as us that operate or have operated lease-purchase programs have been more susceptible to lawsuits seeking

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

to reclassify independent contractors that have engaged in such programs. If the independent contractors we engage were determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, insurance, discrimination, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Furthermore, if independent contractors were deemed employees, then certain of our third-party revenue sources, including shop and insurance margins, would be eliminated.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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
President Trump has expressed antipathy towards certain existing international trade agreements and made comments suggesting that he supports significantly increasing tariffs on goods imported into the US. In December 2019, preliminary agreement on a new trade deal with Canada and Mexico, the USMCA, was reached, and while the timing of approving the USMCA is still uncertain, the USMCA could impact the amount, movement, and patterns of freight transported by the Company. Further, recent activity by the Trump administration has led to the imposition of tariffs on certain imported steel and aluminum. The implementation of these tariffs, as well as the imposition of additional tariffs or quotas or changes to certain trade agreements, could, among other things, increase the costs of the materials used by our suppliers to produce new revenue equipment or increase the price of fuel.  Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge program, either of which could have an adverse effect on our business.

Financial Risk
We have significant ongoing capital requirements that could affect our profitability if our capital investments do not match customer demand for invested resources, we are unable to generate sufficient cash from operations, or we are unable to obtain financing on favorable terms.
The truckload industry and our truckload operations are capital intensive, and our policy of operating newer equipment requires us to expend significant amounts on capital annually. The amount and timing of such capital expenditures depend on various factors, including anticipated freight demand and the price and availability of assets. If anticipated demand differs materially from actual usage, our capital intensive truckload operations may have too many or too few assets. Moreover, resource requirements vary based on customer demand, which may be subject to seasonal or general economic conditions. During periods of decreased customer demand, our asset utilization may suffer, and we may be forced to sell equipment on the open market or turn in equipment under certain equipment leases in order to right-size our fleet. This could cause us to incur losses on such sales or require payments in connection with such turn-ins, particularly during times of a softer used equipment market, either of which could have a materially adverse effect on our profitability. Our ability to select profitable freight and adapt to changes in customer transportation requirements is important to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our truckload operations) or obtain qualified third-party capacity at a reasonable price (with respect to our logistics operations).
Our capital expenditures are funded primarily with cash flows from operations and borrowings under the Revolver.  If these sources were insufficient to meet our capital expenditure needs, we would need to seek alternative sources of capital, including additional borrowing or equity capital. In the event that we are unable to generate sufficient cash from operations, maintain compliance with financial and other covenants in our financing agreements, or obtain equity capital or financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our operations and profitability.
Credit markets may weaken at some point in the future, which would make it difficult for us to access our current sources of credit and difficult for our lenders to find the capital to fund us. We may need to incur additional debt, or issue debt or equity securities in the future, to refinance existing debt, fund working capital requirements, make

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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
If the economy and/or the credit markets weaken, or we are unable to enter into finance or operating leases to acquire revenue equipment on terms favorable to us, our business, financial results, and results of operations could be materially adversely affected, especially if consumer confidence declines and domestic spending decreases. If adequate funds are not available or are not available on acceptable terms, our ability to fund our strategic initiatives, take advantage of unanticipated opportunities, develop or enhance technology or services, or otherwise respond to competitive pressures could be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our then-existing stockholders may be reduced, and holders of these securities may have rights, preferences, or privileges senior to those of our then-existing stockholders.
In the event of an economic downturn or disruption in the credit markets, our indebtedness could place us at a competitive disadvantage in terms of our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our debt obligations compared to our competitors that are less leveraged.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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
In addition, our 2018 RSA includes certain affirmative and negative covenants and cross-default provisions with respect to our 2017 Debt Agreement. Failure to comply with these covenants and provisions may jeopardize our ability to continue to sell receivables under the facility and could negatively impact our liquidity.
Uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark may materially and adversely affect our cost of capital.
In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available after 2021. LIBOR is the reference rate used by our 2017 Debt Agreement and 2018 RSA. Potential changes to LIBOR, as well as uncertainty related to such potential changes and the establishment of any alternative reference rate, may materially and adversely affect our cost of capital and may require us to renegotiate our existing indebtedness or negatively impact the terms of such indebtedness, which could have a material adverse effect on our business, results of operations, financial condition, and liquidity. At this time, we cannot predict the overall effect of the modification or discontinuation of LIBOR or the establishment of any alternative benchmark rate.
We could determine that our goodwill and other indefinite-lived intangibles are impaired, thus recognizing a related impairment loss.
As of December 31, 2019, we had goodwill of $2.9 billion and indefinite-lived intangible assets of $639.9 million primarily from the 2017 Merger. We periodically evaluate our goodwill and indefinite-lived intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.
If our investments in entities are not successful or decrease in market value, we may be required to write off or lose the value of a portion or all of our investments, which could have a materially adverse effect on our results of operations.
Through one of our wholly-owned subsidiaries, we have directly or indirectly invested in certain entities that make privately negotiated equity investments. In the past, the Company has recorded impairment charges to reflect the other-than-temporary decreases in the fair value of its portfolio. If the financial position of any such entity declines, we could be required to write down all or part of our investment in that entity, which could have a materially adverse effect on our results of operations.
Jerry Moyes and certain of his family members and affiliated entities are significant stockholders and we face certain risks related to their significant ownership and related party transactions with Mr. Moyes.
As of December 31, 2019, Jerry Moyes, together with his family and related entities, beneficially own approximately 23.9% of our outstanding common stock. In addition, Mr. Moyes, together with his family and related entities (collectively, the "Moyes Parties"), have pledged a majority of their holdings as collateral for loans and other obligations, including variable prepaid forward contracts ("VPFs"), which arrangements could create conflicts of interest and adversely affect or increase volatility in the market price of our common stock. Mr. Moyes resigned from the Board on December 21, 2018. While our stock hedging and pledging policy continues to apply to Mr. Moyes, we may be unable to enforce, against the Moyes Parties, this policy because Mr. Moyes no longer serves as a director. This policy restricts directors, executive officers, and certain Moyes and Knight family holders from engaging in any future pledging or hedging transactions. The ability of the Moyes Parties to hedge and pledge shares without being restricted under such policy could result in the pledging or hedging of a material amount of additional shares. If the Moyes Parties were to sell or otherwise transfer all or a large percentage of their holdings (including under circumstances in which they settle these

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

obligations with shares of our common stock or if they default under the pledging arrangements), the market price of our common stock could decline or be volatile.
According to Schedules 13D/A filed with the SEC by the Moyes Parties, there are approximately 29.5 million shares of our common stock underlying the Moyes Parties’ VPFs. The Moyes Parties have entered into a Trigger Price Agreement related to the VPFs. This Trigger Price Agreement requires the Moyes Parties to make certain cash payments if the price of our common stock exceeds a certain trigger price (the last trigger price disclosed by the Moyes Parties was $39.53) and provides that the VPFs can be terminated if the price of our common stock exceeds a certain early termination price (the last early termination price disclosed by the Moyes Parties was $41.70). Based on the entry into this Trigger Price Agreement, we believe that there is an increased likelihood of default on the VPFs during 2020. Additionally, the maturity dates of the VPFs range from March 2020 to July 2020 and the floor prices on the VPFs range from $43.20 to $45.50. Given the current market price of our common stock, we believe there is an increased likelihood that, at the maturity of the VPFs, the Moyes Parties will need to (i) pay a large sum of cash or pledge additional shares of our common stock to extend the VPFs, (ii) cash settle the VPFs, or (iii) share settle the VPFs. According to a Schedule 13D/A filed with the SEC by the Moyes Parties, the counterparty to the VPFs indicated that in the event the VPFs are terminated as a result of a default and are not cash settled, (i) the counterparty’s short position would already be equal or nearly equal to the number of shares underlying the VPFs and pledged as collateral thereunder; and (ii) the counterparty would intend to foreclose on the shares of common stock pledged and use such shares to close out its short positions by delivering such shares to the applicable stock lenders (in lieu of selling such shares on the open market). We have no way of verifying the accuracy of these statements or whether they continue to be accurate. Additionally, these statements do not discuss the intention of the counterparty if the VPFs are share settled at maturity. Accordingly, it is difficult to determine the impact of a foreclosure or share settlement of the VPFs on the market price of our common stock. We do not believe there are any contractual obligations of the counterparty that would prevent it from selling a large number of shares in the open market in the event of a foreclosure or share settlement of the VPFs. Any sale of such shares could cause the market price of our common stock to decline or be volatile.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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
In addition, we have an aggregate of 2.9 million shares of common stock reserved for issuance under our compensatory and non-compensatory equity incentive plans. Issuances of common stock to our directors, executive officers, and employees through exercise of stock options under our compensatory stock plans, or purchases by our executive officers and employees through our 2012 ESPP, dilute a stockholder's interest in the Company.
We may not pay dividends in the future.
Starting in December 2004, and in each consecutive quarter prior to the 2017 Merger, Knight paid a quarterly cash dividend. Prior to the 2017 Merger, Swift did not pay dividends. While it is expected we will continue to pay a quarterly dividend, there is no assurance that we will declare or pay any future dividends or as to the amount or timing of those dividends, if any.

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
We have over 90 locations in the US and Mexico, including our headquarters, terminals, driving academies, and certain other locations, which are included in the table below. Our terminals may include customer service, marketing, fuel, and/or repair facilities, which are used by our Trucking, Logistics, Intermodal, and non-reportable segments. We also own or lease parcels of vacant land, drop yards, and space for temporary trailer storage for ourselves and other carriers, as well as several non-operating facilities, which are excluded from the table below. As of December 31, 2019, our aggregate monthly rent for all leased properties was approximately $0.7 million with varying terms expiring through December 2053. We believe that substantially all of our property and equipment is in good condition and our facilities have sufficient capacity to meet our current needs.

	Owned/Leased		Brand
Location	Owned	Leased	Knight	Swift	Barr Nunn	Abilene	Total
Arizona	4	2	4	2			6
Arkansas	1					1	1
California	8	2	3	7			10
Colorado	2		1	1			2
Florida	2		1	1			2
Georgia	2	2	1	3			4
Idaho	1	2	2	1			3
Illinois	1			1			1
Indiana	2		1	1			2
Iowa	2				2		2
Kansas	2		1	1			2
Massachusetts		1		1			1
Mexico	4	6		10			10
Michigan	1	1	1	1			2
Minnesota	1			1			1
Mississippi	2		2				2
Missouri	1			1			1
Nevada	2		1	1			2
New Jersey	1			1			1
New Mexico	1			1			1
New York	3	1		4			4
North Carolina	2	1	1	1	1		3
Ohio	2		1	1			2
Oklahoma	1		1				1
Oregon	2		1	1			2
Pennsylvania	2	4	1	4	1		6
South Carolina	2			2			2
South Dakota		1	1				1
Tennessee	3		1	2			3
Texas	7	1	3	5			8
Utah	2		1	1			2
Virginia	2	2		1		3	4
Washington	2		1	1			2
West Virginia	1			1			1
Wisconsin	1			1			1
Total Properties	72	26	30	60	4	4	98

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 3.	LEGAL PROCEEDINGS
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
Common Stock — As of December 31, 2019, we had 170,687,569 shares of common stock outstanding. On February 18, 2020, there were 35 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by the record holders.

Dividend Policy
Prior to the 2017 Merger, Swift did not pay dividends. Following the 2017 Merger, we have paid a quarterly cash dividend, consistent with Knight's historical practice that started in December 2004, and that continued in consecutive quarters since prior to the 2017 Merger.
Our most recent dividend was declared in February of 2020 for $0.08 per share of common stock and is scheduled to be paid in March of 2020, which is a $0.02 increase from the Company's historical quarterly dividend of $0.06 per share of common stock.
We currently expect to continue to pay comparable quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table shows our purchases of our common stock and the remaining amounts we are authorized to repurchase for each monthly period in the fourth quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs¹
October 1, 2019 to October 31, 2019	—	$—	—	$233,607,968
November 1, 2019 to November 30, 2019	—	$—	—	$233,607,968
December 1, 2019 to December 31, 2019	—	$—	—	$233,607,968
Total	—	$—	—	$233,607,968

1
On May 31, 2019, we announced that the Board approved the $250.0 million 2019 Knight-Swift Share Repurchase Plan, replacing the 2018 Knight-Swift Share Repurchase Plan. There is no expiration date associated with this share repurchase authorization. See Note 20 in Part II, Item 8 of this Annual Report.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Stockholders Return Performance Graph
The following graph compares the cumulative annual total return of stockholders from December 31, 2014 to December 31, 2019 of our stock relative to the cumulative total returns of the NYSE Composite index and an index of other companies within the trucking industry (NASDAQ Trucking & Transportation) over the same period.  The graph assumes that the value of the investment in Swift's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2014, and tracks it through December 31, 2019.  The stock price performance included in this graph is not necessarily indicative of Knight-Swift's future stock price performance.
Note: The below investment in Knight-Swift Transportation Holdings Inc. was calculated using Swift's historical stock price (SWFT), adjusted for the reverse split of 0.72, for periods prior to the 2017 Merger and calculated using Knight-Swift Transportation Holdings Inc.'s historical stock price (KNX) for periods following the 2017 Merger.

	December 31,
	2014	2015	2016	2017	2018	2019
Knight-Swift Transportation Holdings Inc.	$100.00	$48.27	$85.09	$110.10	$63.53	$91.49
NYSE Composite	100.00	95.91	107.36	127.46	116.06	145.66
NASDAQ Trucking & Transportation	100.00	86.61	104.22	128.89	117.83	137.84

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 6.	SELECTED FINANCIAL DATA
The information presented below is derived from our audited consolidated financial statements, included elsewhere in this report, except for 2015 and 2016, which were previously reported. Due to the "reverse acquisition" nature of the 2017 Merger, the historical financial statements of legacy Knight have replaced the historical financial statements of legacy Swift. In management's opinion, all necessary adjustments for the fair presentation of the information outlined in these financial statements have been applied. The selected financial data for 2019, 2018, and 2017 should be read alongside the consolidated financial statements and accompanying footnotes in Part II, Item 8 of this Annual Report.
Note: Factors that materially affect the comparability of the data for 2017 through 2019 are discussed in Part II, Item 7 of this Annual Report. Factors that materially affect the comparability of the selected financial data for 2015 and 2016 are set forth below the table.
The following table highlights key measures of the Company's financial condition and results of operations (dollars in thousands, except per share amounts and operating data):

Consolidated statement of comprehensive income GAAP data ¹:	2019	2018	2017	2016	2015
Total revenue	$4,843,950	$5,344,066	$2,425,453	$1,118,034	$1,182,964
Total operating expenses	4,416,512	4,775,023	2,224,823	969,555	1,004,964
Operating income	427,438	569,043	200,630	148,479	178,000
Interest income and other income	15,971	13,165	1,765	5,248	9,502
Interest expense	(29,433)	(30,170)	(8,686)	(897)	(998)
Income before income taxes	413,976	552,038	193,709	152,830	186,504
Net income	310,178	420,649	485,425	95,238	118,457
Net income attributable to Knight-Swift	309,206	419,264	484,292	93,863	116,718
Basic earnings per share	1.80	2.37	4.38	1.17	1.43
Earnings per diluted share	1.80	2.36	4.34	1.16	1.42
Cash dividend per share of common stock	0.24	0.24	0.24	0.24	0.24
Operating ratio ²	91.2%	89.4%	91.7%	86.7%	85.0%

	December 31,
Consolidated balance sheet GAAP data ¹:	2019	2018	2017	2016	2015
Working capital (deficit) surplus ³	$(103,010)	$292,669	$313,657	$111,541	$164,090
Total assets	8,281,732	7,911,885	7,683,442	1,078,525	1,120,232
Total debt [4]	918,796	929,116	970,905	18,000	112,000
Total Knight-Swift stockholders' equity	5,666,215	5,460,949	5,237,732	786,473	738,398

Non-GAAP financial data (unaudited) ¹:	2019	2018	2017	2016	2015
Adjusted Net Income Attributable to Knight-Swift [5]	$373,082	$456,070	$154,565	$95,373	$121,113
Adjusted EPS [5]	2.17	2.56	1.38	1.17	1.47
Adjusted Operating Ratio [5] (recast)	88.4%	87.2%	88.4%	85.3%	82.6%

Operating data (unaudited) 1 6:	2019	2018 (recast)	2017 (recast)	2016	2015
Average revenue per tractor	$185,628	$196,064	$184,907	$172,185	$173,329
Average length of haul (miles)	430	421	441	498	503
Non-paid empty miles percentage	12.8%	12.8%	12.6%	12.5%	12.0%
Average tractors (Trucking segment only)	18,877	19,155	20,138	4,706	4,793
Average trailers	58,315	61,723	64,641	12,288	11,789
Average containers	9,862	9,330	9,122	—	—

1	Data after September 8, 2017 includes the results of Swift, pursuant to the 2017 Merger. Data after March 16, 2018 includes the results of Abilene pursuant to the Abilene Acquisition.

2	Total operating expenses expressed as a percentage of total revenue.

3	Working capital is in a deficit position as of December 31, 2019, as our Term Loan is scheduled to mature on October 2, 2020. The Company intends to refinance prior to maturity.

4
Includes carrying value of current and noncurrent portions of term loan debt, revolving credit facilities, receivables sales agreement, and finance/capital leases. For more discussion refer to "Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report.

5
Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, and Adjusted Operating Ratio, are non-GAAP financial measures. These non-GAAP financial measures should not be considered alternatives to, or superior to, GAAP financial measures. However, management believes that presentation of these non-GAAP financial measures provides useful information to investors regarding the Company's results of operations. Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, and Adjusted Operating Ratio are reconciled to the most directly comparable GAAP financial measures in "Non-GAAP Financial Measures" in Part II, Item 7 of this Annual Report. The Adjusted Operating Ratio for 2018 and 2017 is recast to adjust "Total revenue" and "Total operating expenses" by fuel surcharges generated within the Trucking segment only.

6	See "Results of Operations — Segment Review — Operating Statistics" in Part II, Item 7 of this Annual Report regarding definitions of these operating data.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Executive Summary
Company Overview
Knight-Swift Transportation Holdings Inc. is North America's largest truckload carrier and a provider of transportation solutions, headquartered in Phoenix, Arizona. The Company provides multiple truckload transportation, intermodal, and logistics services using a nationwide network of business units and terminals in the US and Mexico to serve customers throughout North America. In addition to its truckload services, Knight-Swift also contracts with third-party capacity providers to provide a broad range of shipping solutions to its customers while creating quality driving jobs for our driving associates and successful business opportunities for independent contractors. Our three reportable segments are Trucking, Logistics, and Intermodal. Additionally, we have various non-reportable segments. Refer to Note 1 and Note 25 in Part II, Item 8 of this Annual Report for descriptions of our segments.
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
Abilene Acquisition — On March 16, 2018, the Company acquired all of the issued and outstanding equity interests of Abilene. Please refer to Note 5 in Part II, Item 8 of this Annual Report for more information about the Abilene Acquisition.
Other Acquisition — On January 1, 2020, the Company acquired a small company to complement its suite of services. Please refer to Note 5 in Part II, Item 8 of this Annual Report.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Highlights and Operating Metrics

	2019	2018	2017
GAAP Financial data:	(Dollars in thousands, except per share data)
Total revenue	$4,843,950	$5,344,066	$2,425,453
Revenue, excluding trucking fuel surcharge	$4,395,332	$4,809,668	$2,199,483
Net income attributable to Knight-Swift	$309,206	$419,264	$484,292
Diluted EPS	$1.80	$2.36	$4.34
Operating ratio	91.2%	89.4%	91.7%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift ¹	$373,082	$456,070	$154,565
Adjusted EPS ¹	$2.17	$2.56	$1.38
Adjusted Operating Ratio (2017 and 2018 Recast) ¹	88.4%	87.2%	88.4%

Revenue equipment: ²
Average tractors (Trucking segment only) ³	18,877	19,155	20,138
Average trailers [4]	58,315	61,723	64,641
Average containers	9,862	9,330	9,122

1
Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, and Adjusted Operating Ratio are non-GAAP financial measures and should not be considered alternatives, or superior, to the most directly comparable GAAP financial measures. However, management believes that presentation of these non-GAAP financial measures provides useful information to investors regarding the Company's results of operations. Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, and Adjusted Operating Ratio are reconciled to the most directly comparable GAAP financial measures under "Non-GAAP Financial Measures," below. The Adjusted Operating Ratio for 2018 and 2017 is recast to adjust "Total revenue" and "Total operating expenses" by fuel surcharges generated within the Trucking segment only.

2	See "Results of Operations — Segment Review — Operating Statistics" in Part II, Item 7 of this Annual Report regarding definitions of these operating data.

3
Our tractor fleet had a weighted average age of 1.9 years, 2.2 years, and 2.5 years for 2019, 2018, and 2017, respectively. Average tractors within our Trucking segment includes 16,432, 15,743 and 15,916 company-owned tractors for 2019. 2018, and 2017, respectively.

4	Our trailer fleet had a weighted average age of 7.5 years, 7.2 years, and 7.6 years for 2019, 2018, and 2017, respectively.
Market Trends and Company Performance
Trends and Outlook — As a result of strong market fundamentals in 2018, capacity increased in the market as tractor orders were at record levels and trucking employment began to grow. This resulted in an oversupply of capacity in the market, which led to lower spot market rates and downward pressure on contract rates in 2019. While the truckload freight environment remains competitive, evidence of capacity rationalization is mounting, including impacts from trucking company business failures, lower Class 8 new truck orders, further weakening of Class 8 used tractor values, growing Class 8 used inventories, and contraction in trucking employment. Capacity rationalization may further accelerate given the mild freight seasonality that is typical in the first quarter, significant insurance cost inflation, and the new regulatory introduction of the commercial driver's license Drug and Alcohol Clearinghouse, which we believe will foster a more favorable freight environment in the second half of 2020.
Driver sourcing continues to be a headwind for the trucking industry, as among other market factors, the national unemployment rate remained low, ending the fourth quarter of 2019 at 3.5%. Additionally, increased competition for driving academy graduates and experienced hires, as well as increased safety regulations, continued to hamper driver sourcing efforts throughout the industry. The unemployment rate in 2020 is expected to remain below 4.0%.
The US economy grew at a moderate pace throughout the year, with an expected annualized growth rate of 2.3% in 2019. Third-party forecasts indicate that this trend will continue, resulting in an expected annualized growth rate of 2.2% in 2020. The fourth quarter 2019 US employment cost index rose 2.7% and 0.7% on a year-over-year and

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

sequential basis, respectively. The tight US labor market is expected to continue to remain inflationary, likely prompting employers to continue raising employee pay rates and improving benefits.
We continue generating meaningful free cash flow, further reducing debt and lease obligations, focusing on the fundamentals of our business, and identifying strategic opportunities to propel our company forward into the coming years. While our consolidated operations showed progress and resilience in the first half of 2019, continued market pressures negatively affected our consolidated results in the second half of the year. Despite the soft freight market in 2019, revenue per loaded mile, excluding fuel surcharge and intersegment transactions increased by 0.9%, as compared to last year. We continued to experience increased competition in the intermodal market, which led to an 8.3% reduction in volume and 0.5% less revenue per load year-over-year. Operating ratio within the Logistics segment increased by 110 basis points and Adjusted Operating Ratio increased by 120 basis points year-over-year, despite a 19.0% decrease in total revenue. These factors resulted in a 24.9% decrease in consolidated operating income, compared to last year.
We anticipate that depreciation and amortization expense will increase and rental expense will correspondingly decrease, as a percentage of revenue excluding trucking fuel surcharge, as we intend to purchase, rather than lease, a majority of our revenue equipment in 2020. Additionally, we would expect purchased transportation expense to increase as a percentage of revenue excluding trucking fuel surcharge in the coming year, if we are successful in growing our logistics and intermodal businesses. With significant tightening in the insurance markets, we may also experience changes in premiums and retention limits in 2020.
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
Note regarding presentation: With the exception of items which were recast in association with our segment reorganization, a discussion in changes in our results of operations from 2017 to 2018 has been omitted from this Annual Report, but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2018 Annual Report filed with the SEC on February 28, 2019.
Note regarding comparability: The reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's 2019 results and the prior periods presented may not be meaningful.
Operating Results: 2019 Compared to 2018 — The $110.1 million decrease in net income attributable to Knight-Swift to $309.2 million in 2019 from $419.3 million in 2018, includes the following:

•
Contributor — $82.1 million decrease in operating income within our Trucking segment due to an oversupply of truckload capacity in the 2019 freight market. This resulted in fewer miles per tractor and a pressured rate per loaded mile which was unable to keep pace with inflationary costs. We also incurred incremental expenses associated with exiting several underperforming refrigerated and dry dedicated accounts in 2019.

•
Contributor — $26.8 million decrease in operating income within our Intermodal segment due to a reduction in volume from continued market pressures and relatively worse inclement weather at the onset of 2019, compared to 2018.

•
Contributor — $22.6 million increase in operating loss within the non-reportable segments in 2019. This was primarily due to the recognition of $35.8 million in 2019, in revised estimates for litigation related to various pre-2017 Merger legal matters which were previously disclosed by Swift. These costs were recorded in "Miscellaneous operating expenses" in the consolidated statements of comprehensive income.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•
Offset — $27.6 million decrease in consolidated income tax expense primarily due to a decrease in pretax earnings and a partial release of our reserve for uncertain tax positions recognized as a discrete item. This was partially offset by a decrease in foreign income tax deductions recognized as a discrete item. In 2018, we recognized discrete items related to stock compensation deductions and a favorable audit settlement of nondeductible penalties. All of these factors resulted in a 2019 effective tax rate of 25.1% and a 2018 effective tax rate of 23.8%.

See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.
2019 Liquidity and Capital — During 2019, we generated $839.6 million in operating cash flows. We invested $569.8 million in capital expenditures (net of equipment sales proceeds), reduced our operating lease liabilities by $111.9 million, repurchased $86.9 million of our common stock, and returned $41.4 million in quarterly dividends to our stockholders during the year. We ended the year with $159.7 million in unrestricted cash and cash equivalents, $279.0 million outstanding on the Revolver, $365.0 million outstanding on the Term Loan, and $5.7 billion of stockholders' equity. We remain committed to a strong capital structure, which we believe will position us for long-term success and enable us to pursue further opportunities for organic growth and growth through acquisition.
See discussion under "Liquidity and Capital Resources" and "Off-Balance Sheet Transactions" for additional information.

Results of Operations — Segment Review
During the first quarter of 2019, the Company reorganized its reportable segments. Accordingly, the Company now has three reportable segments: Trucking, Logistics, and Intermodal, as well as certain non-reportable segments. Refer to Note 25 in Part II, Item 8 of this Annual Report for descriptions of our segments. Refer to Part I, Item 1, "Business – Our Mission and Company Strategy" of this Annual Report for discussion related to our segment operating strategies.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	2019		2018 (recast)		2017 (recast)
Revenue:	(Dollars in thousands)
Trucking	$3,952,866	81.6%	$4,290,254	80.3%	$1,970,326	81.2%
Logistics	$352,988	7.3%	$436,044	8.2%	$235,925	9.7%
Intermodal	$455,466	9.4%	$498,821	9.3%	$150,326	6.2%
Subtotal	$4,761,320	98.3%	$5,225,119	97.8%	$2,356,577	97.1%
Non-reportable segments	$130,782	2.7%	$184,140	3.4%	$93,875	3.9%
Intersegment eliminations	$(48,152)	(1.0%)	$(65,193)	(1.2%)	$(24,999)	(1.0%)
Total revenue	$4,843,950	100.0%	$5,344,066	100.0%	$2,425,453	100.0%

	2019		2018 (recast)		2017 (recast)
Operating income (loss):	(Dollars in thousands)
Trucking ¹	$468,749	109.7%	$550,818	96.8%	$203,258	101.3%
Logistics	$21,869	5.1%	$31,991	5.6%	$15,168	7.6%
Intermodal	$4,501	1.1%	$31,272	5.5%	$7,041	3.5%
Subtotal	$495,119	115.9%	$614,081	107.9%	$225,467	112.4%
Non-reportable segments	$(67,681)	(15.9%)	$(45,038)	(7.9%)	$(24,837)	(12.4%)
Operating income	$427,438	100.0%	$569,043	100.0%	$200,630	100.0%

1	2017 operating income for the Trucking segment includes $23.1 million in 2017 Merger-related costs.

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

Operating Statistic	Relevant Segment(s)	Description
Average Revenue per Tractor	Trucking	Measures productivity and represents revenue (excluding fuel surcharge and intersegment transactions) divided by average tractor count
Total Miles per Tractor	Trucking	Total miles (including loaded and empty miles) a tractor travels on average
Average Length of Haul	Trucking	Average of miles traveled with loaded trailer cargo, based on order counts
Non-paid Empty Miles Percentage	Trucking	Percentage of miles without trailer cargo
Average Tractors	Trucking, Intermodal	Average tractors in operation during the period, including company tractors and tractors provided by independent contractors.
Average Trailers	Trucking	Average trailers in operation during the period
Average Revenue per Load	Logistics, Intermodal	Total revenue (excluding intersegment transactions) divided by load count
Gross Margin Percentage	Logistics (Brokerage only)
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

Non-GAAP: Adjusted Operating Ratio	Trucking, Logistics, Intermodal
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
The most significant expenses in the Trucking segment are primarily variable and include fuel and fuel taxes, driving associate-related expenses (such as wages, benefits, training, and recruitment), and costs associated with independent contractors primarily included in "Purchased transportation" in the consolidated statements of comprehensive income. Maintenance expense (which includes costs for replacement tires for our revenue equipment) and insurance and claims expenses have both fixed and variable components. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. The main fixed costs in the Trucking segment are depreciation and rent expenses from leasing and acquiring revenue equipment and terminals, as well as compensating our non-driver employees.

	2019	2018 (recast)	2017 (recast)	2019 vs. 2018		2018 vs. 2017
	(Dollars in thousands, except per tractor data)			Increase (decrease)
Total revenue	$3,952,866	$4,290,254	$1,970,326	(7.9%)		117.7%
Revenue, excluding fuel surcharge and intersegment transactions	$3,504,091	$3,755,614	$1,744,227	(6.7%)		115.3%
GAAP: Operating income	$468,749	$550,818	$203,258	(14.9%)		171.0%
Non-GAAP: Adjusted Operating Income ¹	$472,537	$553,667	$228,270	(14.7%)		142.5%
Average revenue per tractor ²	$185,628	$196,064	$184,907	(5.3%)		6.0%
GAAP: Operating ratio ²	88.1%	87.2%	89.7%	90	bps	(250	bps)
Non-GAAP: Adjusted Operating Ratio ¹ ²	86.5%	85.3%	86.9%	120	bps	(160	bps)
Non-paid empty miles percentage ²	12.8%	12.8%	12.6%	—		20	bps
Average length of haul (miles) ²	430	421	441	2.1%		(4.5%)
Total miles per tractor ²	92,363	98,448	100,731	(6.2%)		(2.3%)
Average tractors ² ³	18,877	19,155	20,138	(1.5%)		(4.9%)
Average trailers ²	58,315	61,723	64,641	(5.5%)		(4.5%)

1	Refer to "Non-GAAP Financial Measures" below.

2
Defined within "Operating Statistics" above. In order to improve comparability, average tractors of 9,433 is used as the denominator in the average revenue per tractor and total miles per tractor calculations for 2017, reflecting the pro-rata portion of the year for which Swift's results of operations were reported following the close of the 2017 Merger.

3	Includes 16,432, 15,743, and 15,916 company-owned tractors for 2019, 2018, and 2017, respectively.
2019 Compared to 2018 — Operating ratio increased by 90 basis points to 88.1% in 2019 and Adjusted Operating Ratio increased by 120 basis points to 86.5% in 2019, with a 7.9% decrease in total revenue. Average revenue per tractor decreased 5.3% as a result of a 6.2% decrease in total miles per tractor which was partially offset by a 0.9% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions. In the second half of 2019, we incurred incremental expenses associated with exiting several underperforming refrigerated and dry dedicated accounts. We expect less volatility in the dedicated operating segment in 2020.
Our focus in our Trucking segment remains on developing our freight network, improving the productivity of our assets and controlling costs in areas where we have experienced higher than normal inflation, such as maintenance, driving associate pay, and professional fees.
2018 Compared to 2017 —The Trucking segment's total revenue increased $2.3 billion and operating income increased by $347.6 million. These increases were primarily driven by reporting results for Swift businesses within this segment for the full year of 2018, compared to reporting results only from the portion of 2017 following the 2017 Merger. The comparison of the reported results between 2018 and 2017 may not be meaningful as the period following the 2017

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Merger consisted primarily of results from what is traditionally our strongest quarter. Due to this seasonality, many of the 2017 operating statistics reported are not representative of the activity we expect from a full year of operations.
With these limitations in mind, we saw improvements of 250 basis points in our operating ratio and 160 basis points in our Adjusted Operating Ratio. This was due to an increase of 6.0% in average revenue per tractor, partially offset by a 2.3% decrease in total miles per tractor.
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
The most significant expense in the Logistics segment is the primarily variable cost of purchased transportation that we pay to third-party capacity providers, included in "Purchased transportation" in the consolidated statements of comprehensive income. Variability in this expense depends on truckload capacity, availability of third-party capacity providers, rates charged to customers, current freight demand, and customer shipping needs. Fixed Logistics operating expenses primarily include non-driver employee compensation and benefits recorded in "Salaries, wages, and benefits" and depreciation and amortization expense recorded in "Depreciation and amortization of property and equipment" in the consolidated statements of comprehensive income.

	2019	2018 (recast)	2017 (recast)	2019 vs. 2018		2018 vs. 2017
	(Dollars in thousands, except per load data)			Increase (decrease)
Total revenue	$352,988	$436,044	$235,925	(19.0%)		84.8%
Revenue, excluding intersegment transactions	$343,883	$426,670	$228,110	(19.4%)		87.0%
GAAP: Operating income	$21,869	$31,991	$15,168	(31.6%)		110.9%
Non-GAAP: Adjusted Operating Income ¹ ²	$22,490	$32,785	$15,168	(31.4%)		116.1%
Revenue per load – Brokerage only ²	$1,425	$1,578	$1,418	(9.7%)		11.3%
Gross margin percentage – Brokerage only ²	15.9%	15.8%	15.5%	10	bps	30	bps
GAAP: Operating ratio ²	93.8%	92.7%	93.6%	110	bps	(90	bps)
Non-GAAP: Adjusted Operating Ratio ¹ ²	93.5%	92.3%	93.4%	120	bps	(110	bps)

1	Refer to "Non-GAAP Financial Measures" below.

2	Defined under "Operating Statistics" above.
2019 Compared to 2018 — Operating ratio increased by 110 basis points and Adjusted Operating Ratio increased by 120 basis points year-over-year, with a 19.0% decrease in total revenue.

•
Brokerage-only — The gross margin in our brokerage business increased slightly to 15.9% in 2019 from 15.8% in 2018. Brokerage revenue, excluding intersegment transactions decreased 18.3% as a result of a 9.7% decrease in brokerage revenue per load and a 9.4% decrease in load counts.

2018 Compared to 2017 — The Logistics segment reported increases in total revenue of $200.1 million, and operating income of $16.8 million. These increases were primarily driven by reporting results for Swift businesses within this segment for the full year of 2018, compared to reporting results only from the portion of 2017 following the 2017 Merger. The comparison of the reported results between 2018 and 2017 may not be meaningful as the period following the 2017 Merger consisted primarily of results from what is traditionally our strongest quarter. Due to this seasonality, many of the 2017 operating statistics reported are not representative of the activity we expect from a full year of operations.
With these limitations in mind, we saw meaningful improvement in our operating profitability within our Logistics segment during 2018. Brokerage gross margin percentage for the year improved by 30 basis points on a year-over-year basis to 15.8%, primarily due to the increase in revenue per load, which was partially offset by a corresponding increase in purchased transportation costs. The segment's operating ratio and Adjusted Operating Ratio improved by 90 basis points and 110 basis points, respectively, primarily due to the increase in average revenue per load.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment
The Intermodal segment complements our regional operating model, allows us to better serve customers in longer haul lanes, and reduces our investment in fixed assets. Through the Intermodal segment, we generate revenue by moving freight over the rail in our containers and other trailing equipment, combined with revenue for drayage to transport loads between railheads and customer locations. The most significant expense in the Intermodal segment is the cost of purchased transportation that we pay to third-party capacity providers (including rail providers), which is primarily variable and included in "Purchased transportation" in the consolidated statements of comprehensive income. Purchased transportation varies as it relates to rail capacity, freight demand, and customer shipping needs. The main fixed costs in the Intermodal segment are depreciation of our containers and chassis, as well as non-driver employee compensation and benefits.

	2019	2018 (recast)	2017 (recast)	2019 vs. 2018		2018 vs. 2017
	(Dollars in thousands, except per load data)			Increase (decrease)
Total revenue	$455,466	$498,821	$150,326	(8.7%)		231.8%
Revenue, excluding intersegment transactions	$453,978	$497,598	$149,906	(8.8%)		231.9%
GAAP: Operating income	$4,501	$31,272	$7,041	(85.6%)		344.1%
Non-GAAP: Adjusted Operating Income ¹ ²	$4,501	$31,317	$7,041	(85.6%)		344.8%
Average revenue per load ²	$2,426	$2,438	$2,158	(0.5%)		13.0%
GAAP: Operating ratio ²	99.0%	93.7%	95.3%	530	bps	(160	bps)
Non-GAAP: Adjusted Operating Ratio ¹ ²	99.0%	93.7%	95.3%	530	bps	(160	bps)
Load count	187,131	204,103	69,479	(8.3%)		193.8%
Average tractors ² ³	643	640	531	0.5%		20.5%
Average containers ²	9,862	9,330	9,122	5.7%		2.3%

1	Refer to "Non-GAAP Financial Measures" below.

2	Defined within "Operating Statistics" above.

3	Includes 568, 551, and 442 company-owned tractors for 2019, 2018, and 2017, respectively.
2019 Compared to 2018 — Our Intermodal segment produced a 99.0% operating ratio during 2019, compared to 93.7% during 2018. Total revenue decreased 8.7% due to an 8.3% decrease in load volumes and a slight decrease of 0.5% in average revenue per load.
Our results were negatively affected by inclement weather impacting rail lanes and slower rail transit times at the onset of 2019, followed by increased market pressures continuing throughout the year. Additionally, we added container capacity to facilitate our growth plan within this segment, which increased our fixed costs. We are focused on increasing load volumes with a diversified customer base, while improving our cost structure through reduced rail and drayage expenses.
2018 Compared to 2017 — The Intermodal segment reported increases in total revenue of $348.5 million and operating income of $24.2 million. These increases were primarily driven by reporting Swift's Intermodal results within this segment for the full year of 2018, compared to reporting results only from the portion of 2017 following the 2017 Merger. The comparison of the reported results between 2018 and 2017 may not be meaningful as the period following the 2017 Merger consisted primarily of results from what is traditionally our strongest quarter. Due to this seasonality, many of the 2017 operating statistics reported are not representative of the activity we expect from a full year of operations.
With these limitations in mind, we saw meaningful improvement in our operating profitability within our Intermodal segment during 2018. As a result of our focus on improving our revenue per load and executing on cost control, our Intermodal segment's operating ratio and Adjusted Operating Ratio each improved by 160 basis points.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-reportable Segments
The non-reportable segments include support services provided to our customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, and certain driving academy activities, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and $10.3 million in quarterly amortization of intangibles related to the 2017 Merger).

	2019	2018 (recast)	2017 (recast)	2019 vs. 2018	2018 vs. 2017
	(Dollars in thousands)			Increase (decrease)
Total revenue	$130,782	$184,140	$93,875	(29.0%)	96.2
Operating loss	$(67,681)	$(45,038)	$(24,837)	50.3%	81.3
2019 Compared to 2018 — The decrease in total revenue within our non-reportable segments is primarily attributed to a decrease in leasing and insurance activities with independent contractors. This was accompanied by a corresponding decrease in the operating expenses associated with these activities. Further, operating loss increased year-over-year, primarily due to the recognition of $35.8 million in 2019 in revised estimates for litigation related to various pre-2017 Merger legal matters which were previously disclosed by Swift.
2018 Compared to 2017 — The increases in total revenue and operating loss within our non-reportable segments are primarily driven by reporting results for the full year of 2018, compared to reporting results only from the portion of 2017 following the 2017 Merger. The comparison of the reported results between 2018 and 2017 may not be meaningful as the period following the 2017 Merger consisted primarily of results from what is traditionally our strongest quarter.

Results of Operations — Consolidated Operating and Other Expenses
Consolidated Operating Expenses
The following tables present certain operating expenses from our consolidated statements of comprehensive income, including each operating expense as a percentage of total revenue and as a percentage of revenue, excluding trucking fuel surcharge. Fuel surcharge revenue can be volatile and is primarily dependent upon the cost of fuel, rather than operating expenses unrelated to fuel. Therefore, we believe that revenue, excluding trucking fuel surcharge is a better measure for analyzing many of our expenses and operating metrics.
Note: The reported results do not include the results of operations of Abilene on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's 2019 results and prior periods may not be meaningful.

	2019	2018	2019 vs. 2018
	(Dollars in thousands)		Increase (decrease)
Salaries, wages, and benefits	$1,474,073	$1,495,126	(1.4%)
% of total revenue	30.4%	28.0%	240	bps
% of revenue, excluding trucking fuel surcharge	33.5%	31.1%	240	bps
Salaries, wages, and benefits expense is primarily affected by the total number of miles driven by company driving associates, the rate per mile we pay our company driving associates, and employee benefits, including healthcare, workers' compensation and other benefits. To a lesser extent, non-driver employee headcount, compensation, and benefits affect this expense. Driving associate wages represent the largest component of salaries, wages, and benefits expense. Several ongoing market factors have reduced the pool of available driving associates, contributing to a challenging driver sourcing market, which we believe will continue. Having a sufficient number of qualified driving associates is our biggest headwind, although we continue to seek ways to attract and retain qualified driving associates, including heavily investing in our recruiting efforts, our driving academies, and technology and terminals that improve the experience of driving associates. As a result of the tight market for qualified driving associates, we granted pay increases to our driving associates throughout 2018, as supported by increases in customer rates. These increases were reflected during the full year of 2019 compared with the partial period impact after the increases in 2018. We expect driving associate pay to remain inflationary, which could result in additional driving associate pay increases in the future.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2019 Compared to 2018 — The $21.1 million decrease in consolidated salaries, wages, and benefits was primarily due to a decrease in non-driver salaries and wages, lower workers' compensation expense, and a 0.6% decrease in miles driven by company driving associates. This was partially offset by a $6.6 million increase from Abilene's results for all of 2019 compared to the portion of 2018 following the Abilene Acquisition on March 16, 2018, and the full-year impact of the driving associate pay increases discussed above.

	2019	2018	2019 vs. 2018
	(Dollars in thousands)		Increase (decrease)
Fuel	$583,123	$621,997	(6.2%)
% of total revenue	12.0%	11.6%	40	bps
% of revenue, excluding trucking fuel surcharge	13.3%	12.9%	40	bps
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
2019 Compared to 2018 — The $38.9 million decrease in consolidated fuel expense is primarily due to a decrease in the average DOE fuel price to $3.06 per gallon for 2019 from $3.18 per gallon for 2018, and a 0.6% reduction in the total miles driven by company driving associates.

	2019	2018	2019 vs. 2018
	(Dollars in thousands)		Increase (decrease)
Operations and maintenance	$322,188	$340,627	(5.4%)
% of total revenue	6.7%	6.4%	30	bps
% of revenue, excluding trucking fuel surcharge	7.3%	7.1%	20	bps
Operations and maintenance expense consists of direct operating expenses, driving associate development and recruiting expenses, equipment maintenance, and tire expense.  Operations and maintenance expenses are affected by the age of our company-owned fleet of tractors and trailers, as well as total miles driven by company driving associates. We expect the driver market to remain competitive into 2020, which could increase future driving associate development and recruiting costs and negatively affect our operations and maintenance expense. We expect to continue refreshing our fleet in the coming quarters, and anticipate that maintenance costs will gradually decrease as we reduce the average age of our fleets.
2019 Compared to 2018 — The $18.4 million decrease in consolidated operations and maintenance expense is attributed to the reduced maintenance expense associated with refreshing our fleet with newer equipment and the 0.6% reduction in total miles driven by company driving associates. As a percentage of revenue, excluding trucking fuel surcharge, the expense increased slightly.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2019	2018	2019 vs. 2018
	(Dollars in thousands)		Increase (decrease)
Insurance and claims	$194,336	$215,362	(9.8%)
% of total revenue	4.0%	4.0%	—
% of revenue, excluding trucking fuel surcharge	4.4%	4.5%	(10	bps)
Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, as well as our level of self-insurance, and premium expense. In recent years, insurance carriers have raised premiums for many businesses, including transportation companies, and as a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention when our policies are renewed or replaced. Insurance and claims expense also varies based on the number of miles driven by company driving associates and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in large, prior-year claims. In future periods, our higher self-retention limits may cause increased volatility in our consolidated insurance and claims expense.
2019 Compared to 2018 — The $21.0 million decrease in consolidated insurance and claims expense was primarily due to overall improvements in the frequency and severity of our claims experience, as a result of fewer miles traveled and our increased focus on improving our safety standards for our driving associates and independent contractors.

	2019	2018	2019 vs. 2018
	(Dollars in thousands)		Increase (decrease)
Operating taxes and licenses	$88,481	$90,778	(2.5%)
% of total revenue	1.8%	1.7%	10	bps
% of revenue, excluding trucking fuel surcharge	2.0%	1.9%	10	bps
Operating taxes and licenses include expenses such as state franchise taxes, federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
2019 Compared to 2018 — Consolidated operating taxes and licenses for 2019 decreased by $2.3 million compared to 2018, but remained relatively flat as a percentage of revenue, excluding trucking fuel surcharge.

	2019	2018	2019 vs. 2018
	(Dollars in thousands)		Increase (decrease)
Communications	$19,520	$20,911	(6.7%)
% of total revenue	0.4%	0.4%	—
% of revenue, excluding trucking fuel surcharge	0.4%	0.4%	—
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
2019 Compared to 2018 — Consolidated communications expense remained flat as a percentage of revenue, excluding trucking fuel surcharge for 2019 as compared to 2018.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2019	2018	2019 vs. 2018
	(Dollars in thousands)		Increase (decrease)
Depreciation and amortization of property and equipment	$420,082	$387,505	8.4%
% of total revenue	8.7%	7.3%	140	bps
% of revenue, excluding trucking fuel surcharge	9.6%	8.1%	150	bps
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
2019 Compared to 2018 — The $32.6 million increase in consolidated depreciation and amortization of property and equipment includes a $2.1 million increase in expense from Abilene's results for 2019, compared to the portion of 2018 following the Abilene Acquisition on March 16, 2018. The 150 basis point increase in the expense as a percentage of revenue, excluding trucking fuel surcharge, is due to an increase in owned versus leased equipment.
We expect consolidated depreciation and amortization of property and equipment to increase both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we plan to purchase, rather than lease, the majority of our new equipment during 2020.

	2019	2018	2019 vs. 2018
	(Dollars in thousands)		Increase (decrease)
Amortization of intangibles	$42,876	$42,584	0.7%
% of total revenue	0.9%	0.8%	10	bps
% of revenue, excluding trucking fuel surcharge	1.0%	0.9%	10	bps
Amortization of intangibles primarily relates to intangible assets identified with the 2017 Merger. See Note 5 and Note 11 in Part II, Item 8, of this Annual Report for further details regarding the Company's intangible assets, historical amortization, and anticipated future amortization.
2019 Compared to 2018 —The $0.3 million increase in consolidated amortization of intangibles for 2019 is comprised of $0.2 million from the Abilene Acquisition on March 31, 2018, and $0.1 million from a small acquisition which occurred during 2019.

	2019	2018	2019 vs. 2018
	(Dollars in thousands)		Increase (decrease)
Rental expense	$122,738	$177,406	(30.8%)
% of total revenue	2.5%	3.3%	(80	bps)
% of revenue, excluding trucking fuel surcharge	2.8%	3.7%	(90	bps)
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size our revenue equipment fleet and the relative percentage of owned versus leased equipment.
2019 Compared to 2018 — The $54.7 million decrease in consolidated rental expense was primarily due to increasing our ratio of owned versus leased equipment.
We expect consolidated rental expense to continue to decrease both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we plan to purchase, rather than lease, the majority of our new equipment during 2020.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2019	2018	2019 vs. 2018
	(Dollars in thousands)		Increase (decrease)
Purchased transportation	$1,035,969	$1,318,303	(21.4%)
% of total revenue	21.4%	24.7%	(330	bps)
% of revenue, excluding trucking fuel surcharge	23.6%	27.4%	(380	bps)
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
2019 Compared to 2018 — The $282.3 million decrease in consolidated purchased transportation expense is primarily due to a 30.7% decrease in miles driven by independent contractors, as well as lower purchased transportation expense from third-party carrier activities in our Logistics and Intermodal segments.
We expect consolidated purchased transportation will increase as a percentage of revenue, excluding trucking fuel surcharge, if we grow our logistics and intermodal businesses. The increase could be partially offset if independent contractors exit the market due to regulatory changes.

	2019	2018	2019 vs. 2018
	(Dollars in thousands)		Increase (decrease)
Impairments	$3,486	$2,798	24.6
2019 Compared to 2018 — During 2019, we incurred impairment charges related to certain revenue equipment technology, warehousing equipment no longer in use, leasehold improvements from the early termination of a lease of one of our operating properties, and certain Swift legacy trailer models as a result of a softer used equipment market. The impairments were recorded across various segments, depending on the nature of the impairment. During 2018, we incurred impairment charges related to the Company airplane of $2.2 million and incurred impairment charges related to replaced software systems of $0.6 million.

	2019	2018	2019 vs. 2018
	(Dollars in thousands)		Increase (decrease)
Miscellaneous operating expenses	$109,640	$61,626	77.9
Miscellaneous operating expenses primarily consists of legal and professional services fees, general and administrative expenses, other costs, net of gain on sales of equipment.
2019 Compared to 2018 — The $48.0 million increase in consolidated miscellaneous operating expenses is primarily due to the recognition of $35.8 million in 2019 in revised estimates for litigation from various pre-2017 Merger legal matters which were previously disclosed by Swift, a $4.4 million increase due to pre-2017 Merger Value Added Tax receivables from 2016 and prior years that have been deemed unrecoverable as of December 31, 2019, and a $3.3 million decrease in gain on sales of equipment due to a softer used truck market.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Consolidated Other Expenses, net
The following table summarizes fluctuations in certain non-operating expenses, included in our consolidated statements of comprehensive income:

	2019	2018	2019 vs. 2018
	(Dollars in thousands)		Increase (decrease)
Interest income	$(3,834)	$(3,200)	19.8%
Interest expense	$29,433	$30,170	(2.4%)
Other income, net	$(12,137)	$(9,965)	21.8%
Income tax expense	$103,798	$131,389	(21.0%)
Interest income — Interest income includes interest earned from financing revenue equipment to independent contractors, as well as interest earned from our investments.
2019 Compared to 2018 — Consolidated interest income remained relatively flat when compared to 2018.
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs.
2019 Compared to 2018 — Consolidated interest expense slightly decreased when compared to 2018. See Note 16 in Part II, Item 8 of this Annual Report for further information related to the 2017 Debt Agreement and related interest rates and deferred loan costs.
Other income, net — Other income, net is primarily comprised of income (expense) from realized losses from equity securities, unrealized gains from Knight's investments in Transportation Resource Partners ("TRP") accounted for under the equity method, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
2019 Compared to 2018 — The $2.2 million increase in consolidated other income is primarily related to an increase in gains on TRP investments to $7.4 million in 2019 from $4.5 million in 2018.
Income tax expense — In addition to the discussion below, Note 14 in Part II, Item 8 of this Annual Report provides further analysis related to income taxes.
2019 Compared to 2018 — The $27.6 million decrease in consolidated income tax expense was primarily due to a decrease in pretax earnings and a partial release of our reserve for uncertain tax positions recognized as a discrete item. This was partially offset by a decrease in foreign income tax deductions recognized as a discrete item. In 2018, we recognized discrete items related to stock compensation deductions and a favorable audit settlement of nondeductible penalties. All of these factors resulted in a 2019 effective tax rate of 25.1% and a 2018 effective tax rate of 23.8%.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Financial Measures
The terms "Adjusted Net Income Attributable to Knight-Swift," "Adjusted EPS," "Adjusted Operating Income," and "Adjusted Operating Ratio", as we define them, are not presented in accordance with GAAP. These financial measures supplement our GAAP results in evaluating certain aspects of our business. We believe that using these measures improves comparability in analyzing our performance because they remove the impact of items from our operating results that, in our opinion, do not reflect our core operating performance. Management and the Board focus on Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, Adjusted Operating Income, and Adjusted Operating Ratio as key measures of our performance, all of which are reconciled to the most comparable GAAP financial measures and further discussed below. We believe our presentation of these non-GAAP financial measures is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance.
Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, Adjusted Operating Income, and Adjusted Operating Ratio are not substitutes for their comparable GAAP financial measures, such as net income, cash flows from operating activities, operating income, operating margin, or other measures prescribed by GAAP. There are limitations to using non-GAAP financial measures. Although we believe that they improve comparability in analyzing our period to period performance, they could limit comparability to other companies in our industry if those companies define these measures differently. Because of these limitations, our non-GAAP financial measures should not be considered measures of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.
Pursuant to the requirements of Regulation G, the following tables reconcile GAAP consolidated net income attributable to Knight-Swift to non-GAAP consolidated Adjusted Net Income attributable to Knight-Swift, GAAP consolidated earnings per diluted share to non-GAAP consolidated Adjusted Earnings per Diluted Share, GAAP consolidated operating ratio to non-GAAP consolidated Adjusted Operating Ratio, GAAP reportable segment operating income to non-GAAP reportable segment Adjusted Operating Income, and GAAP reportable segment operating ratio to non-GAAP reportable segment Adjusted Operating Ratio.
In the consolidated GAAP to non-GAAP reconciliations below, 2016 and 2015 are included to support the five-year presentation in "Selected Financial Data" in Part II, Item 6 of this Annual Report.
Note: The reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's 2019 results and prior periods may not be meaningful.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	2019	2018	2017	2016	2015
	(Dollars in thousands)
GAAP: Net income attributable to Knight-Swift	$309,206	$419,264	$484,292	$93,863	$116,718
Adjusted for:
Income tax expense (benefit) attributable to Knight-Swift	103,798	131,389	(291,716)	57,592	68,047
Income before income taxes attributable to Knight-Swift	413,004	550,653	192,576	151,455	184,765
Amortization of intangibles ¹	42,876	42,584	12,872	—	—
Impairments ²	3,486	2,798	16,844	—	—
Legal accruals ³	35,840	1,000	1,900	2,450	7,163
Other merger-related operating expenses [4]	—	—	6,596	—	—
Merger-related costs [5]	—	—	16,516	—	—
Severance expense [6]	—	1,958	—	—	—
Adjusted income before income taxes	495,206	598,993	247,304	153,905	191,928
Provision for income tax expense at effective rate [7]	(122,124)	(142,923)	(92,739)	(58,532)	(70,815)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$373,082	$456,070	$154,565	$95,373	$121,113

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	2019	2018	2017	2016	2015
GAAP: Earnings per diluted share	$1.80	$2.36	$4.34	$1.16	$1.42
Adjusted for:
Income tax expense (benefit) attributable to Knight-Swift	0.60	0.74	(2.61)	0.71	0.83
Income before income taxes attributable to Knight-Swift	2.40	3.09	1.72	1.86	2.24
Amortization of intangibles ¹	0.25	0.24	0.12	—	—
Impairments ²	0.02	0.02	0.15	—	—
Legal accruals ³	0.21	0.01	0.02	0.03	0.09
Other merger-related operating expenses [4]	—	—	0.06	—	—
Merger-related costs [5]	—	—	0.15	—	—
Severance expense [6]	—	0.01	—	—	—
Adjusted income before income taxes	2.88	3.37	2.21	1.89	2.33
Provision for income tax expense at effective rate [7]	(0.71)	(0.80)	(0.83)	(0.72)	(0.86)
Non-GAAP: Adjusted EPS	$2.17	$2.56	$1.38	$1.17	$1.47

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2
We incurred $1.3 million of impairment charges in the fourth quarter of 2019, which was associated with certain revenue equipment technology, warehousing equipment no longer in use, and certain Swift legacy trailer models as a result of a softer used equipment market. The impairments were recorded across various segments, depending on the nature of the impairment. In addition to these fourth quarter 2019 impairment charges, full-year 2019 includes $2.2 million of impaired leasehold improvements from an early termination of a lease of one of our operating properties. During the fourth quarter of 2018, the Company incurred impairment charges related to the Company airplane of $2.2 million and incurred impairment charges related to replaced software systems of $0.6 million. During 2017, impairments related to the termination of Swift's implementation of a new ERP system during the quarter ended September 30, 2017. Additionally, during the quarter ended December 31, 2017, management reassessed the fair value of certain tractors within the Company's leasing subsidiary, Interstate Equipment Leasing, LLC, determining that there was an impairment loss.

3
"Legal accruals" in the fourth quarter of 2019 include additional legal costs within the non-reportable segments, reflecting revised estimates for various pre-2017 Merger legal matters which were previously disclosed by Swift. During the fourth quarter of 2018 we incurred expenses related to certain class action lawsuits involving employment-related claims. The amounts are included in "Miscellaneous operating expenses" in the consolidated statements of comprehensive income.

4	"Other merger-related operating expenses" represent one-time expenses associated with the 2017 Merger, including acceleration of stock compensation expense, bonuses, and other operating expenses.

5	Knight-Swift incurred certain merger-related expenses associated with the 2017 Merger, consisting of legal and professional fees.

6	Severance expenses were incurred during the third and fourth quarters of 2018 in relation to certain organizational changes at Swift.

7
For 2019, an effective tax rate of 24.6% was applied in our 2019 Adjusted EPS calculation to normalize permanent differences pertaining to a Value Added Tax ("VAT") adjustment within Swift's Mexico operations. The adjustment pertains to pre-2017 Merger VAT receivables from 2016 and prior years that have been deemed unrecoverable as of December 31, 2019. For 2017, a normalized effective tax rate of 37.5% was utilized to calculate "Provision for income tax expense at effective rate," as the actual effective tax rate for the year includes a significant income tax benefit representing management's estimate of the net impact of the Tax Cuts and Jobs Act passed during the fourth quarter of 2017.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	2019	2018 (recast)	2017 (recast)	2016	2015
GAAP Presentation	(Dollars in thousands)
Total revenue	$4,843,950	$5,344,066	$2,425,453	$1,118,034	$1,182,964
Total operating expenses	(4,416,512)	(4,775,023)	(2,224,823)	(969,555)	(1,004,964)
Operating income	$427,438	$569,043	$200,630	$148,479	$178,000
Operating ratio	91.2%	89.4%	91.7%	86.7%	85.0%

Non-GAAP Presentation
Total revenue	$4,843,950	$5,344,066	$2,425,453	$1,118,034	$1,182,964
Trucking fuel surcharge	(448,618)	(534,398)	(225,970)	(89,886)	(121,225)
Revenue, excluding trucking fuel surcharge	4,395,332	4,809,668	2,199,483	1,028,148	1,061,739

Total operating expenses	4,416,512	4,775,023	2,224,823	969,555	1,004,964
Adjusted for:
Trucking fuel surcharge	(448,618)	(534,398)	(225,970)	(89,886)	(121,225)
Amortization of intangibles ¹	(42,876)	(42,584)	(12,872)	—	—
Impairments ²	(3,486)	(2,798)	(16,844)	—	—
Legal accruals ³	(35,840)	(1,000)	(1,900)	(2,450)	(7,163)
Other merger-related operating expenses [4]	—	—	(6,596)	—	—
Merger-related costs [5]	—	—	(16,516)	—	—
Severance expense [6]	—	(1,958)	—	—	—
Adjusted Operating Expenses	3,885,692	4,192,285	1,944,125	877,219	876,576
Adjusted Operating Income	$509,640	$617,383	$255,358	$150,929	$185,163
Adjusted Operating Ratio	88.4%	87.2%	88.4%	85.3%	82.6%

1	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 1.

2	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.

3	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.

4	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 4.

5	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.

6	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 6.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Trucking Segment

	2019	2018 (recast)	2017 (recast)
GAAP Presentation	(Dollars in thousands)
Total revenue	$3,952,866	$4,290,254	$1,970,326
Total operating expenses	(3,484,117)	(3,739,436)	(1,767,068)
Operating income	$468,749	$550,818	$203,258
Operating ratio	88.1%	87.2%	89.7%

Non-GAAP Presentation
Total revenue	$3,952,866	$4,290,254	$1,970,326
Fuel surcharge	(448,618)	(534,398)	(225,970)
Intersegment transactions	(157)	(242)	(129)
Revenue, excluding fuel surcharge and intersegment transactions	3,504,091	3,755,614	1,744,227

Total operating expenses	3,484,117	3,739,436	1,767,068
Adjusted for:
Fuel surcharge	(448,618)	(534,398)	(225,970)
Intersegment transactions	(157)	(242)	(129)
Amortization of intangibles ¹	(1,371)	(1,209)	—
Impairments ²	(2,417)	(1,640)	—
Legal accruals ³	—	—	(1,900)
Other merger-related operating expenses [4]	—	—	(6,596)
Merger-related costs [5]	—	—	(16,516)
Adjusted Operating Expenses	3,031,554	3,201,947	1,515,957
Adjusted Operating Income	$472,537	$553,667	$228,270
Adjusted Operating Ratio	86.5%	85.3%	86.9%

1	"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the Abilene Acquisition and historical Knight acquisitions.

2	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.

3	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.

4	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 4.

5	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Logistics Segment

	2019	2018 (recast)	2017 (recast)
GAAP Presentation	(Dollars in thousands)
Total revenue	$352,988	$436,044	$235,925
Total operating expenses	(331,119)	(404,053)	(220,757)
Operating income	$21,869	$31,991	$15,168
Operating ratio	93.8%	92.7%	93.6%

Non-GAAP Presentation
Total revenue	$352,988	$436,044	$235,925
Intersegment transactions	(9,105)	(9,374)	(7,815)
Revenue, excluding intersegment transactions	343,883	426,670	228,110

Total operating expenses	331,119	404,053	220,757
Adjusted for:
Intersegment transactions	(9,105)	(9,374)	(7,815)
Impairments ¹	(621)	(794)	—
Adjusted Operating Expenses	321,393	393,885	212,942
Adjusted Operating Income	$22,490	$32,785	$15,168
Adjusted Operating Ratio	93.5%	92.3%	93.4%

1	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.
Intermodal Segment

	2019	2018 (recast)	2017 (recast)
GAAP Presentation	(Dollars in thousands)
Total revenue	$455,466	$498,821	$150,326
Total operating expenses	(450,965)	(467,549)	(143,285)
Operating income	$4,501	$31,272	$7,041
Operating ratio	99.0%	93.7%	95.3%

Non-GAAP Presentation
Total revenue	$455,466	$498,821	$150,326
Intersegment transactions	(1,488)	(1,223)	(420)
Revenue, excluding intersegment transactions	453,978	497,598	149,906

Total operating expenses	450,965	467,549	143,285
Adjusted for:
Intersegment transactions	(1,488)	(1,223)	(420)
Impairments ¹	—	(45)	—
Adjusted Operating Expenses	449,477	466,281	142,865
Adjusted Operating Income	$4,501	$31,317	$7,041
Adjusted Operating Ratio	99.0%	93.7%	95.3%

1	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
The following table presents our available sources of liquidity as of December 31, 2019:

Source:	Amount
(In thousands)
Cash and cash equivalents, excluding restricted cash	$159,722
Availability under Revolver, due October 2022 ¹	492,662
Availability under 2018 RSA, due July 2021 ²	23,259
Total unrestricted liquidity	$675,643
Cash and cash equivalents – restricted ³	42,506
Restricted investments, held-to-maturity, amortized cost ³	8,912
Total liquidity, including restricted cash and restricted investments	$727,061

1
As of December 31, 2019, we had $279.0 million in borrowings under our $800.0 million Revolver. We additionally had $28.3 million in outstanding letters of credit (discussed below), leaving $492.7 million available under the Revolver.

2
Based on eligible receivables at December 31, 2019, our borrowing base for the 2018 RSA was $299.1 million, while outstanding borrowings were $205.0 million. We additionally had $70.8 million in outstanding letters of credit (discussed below), leaving $23.3 million available under the 2018 RSA.

3
Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $41.3 million, which is included in "Cash and cash equivalents — restricted" in the consolidated balance sheet and is held by Mohave and Red Rock for claims payments. The remaining $1.2 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.

Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, and fund replacement and/or growth in our revenue equipment fleet. We expect the net cash capital expenditures required to maintain our current fleet to be in the range of $550.0 million to $575.0 million in 2020, but intend to keep this range as flexible as possible to appropriately respond to pending business opportunities and the overall market environment. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.
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
Principal and Interest Payments — As of December 31, 2019, we had material debt and finance lease obligations of $919.2 million (gross of deferred loan costs) which are discussed under "Material Debt Agreements," below. A significant amount of our cash flows from operations are committed to minimum payments of principal and interest on our debt facilities and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances. Following the 2017 Merger, the combined company carries substantially

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

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
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. In May 2019, the Board authorized $250.0 million in share repurchases. The 2019 Knight-Swift Repurchase Plan had $233.6 million available as of December 31, 2019. See further details regarding our share repurchases under Note 20 in Part II, Item 8 in this Annual Report.
Working Capital
As of December 31, 2019 and December 31, 2018, we had a working capital deficit of $103.0 million and a working capital surplus of $292.7 million, respectively. The change was primarily due to the Term Loan maturing on October 2, 2020, resulting in a $364.8 million reclassification from "Long term debt – less current portion" to "Finance lease liabilities and long-term debt – current portion" on the consolidated balance sheet as of December 31, 2019. We intend to refinance the Term Loan prior to its maturity.
Material Debt Agreements
As of December 31, 2019, we had $918.8 million in material debt obligations at the following carrying values:

•	$364.8 million: Term Loan, due October 2020, net of $0.2 million in deferred loan costs

•	$204.8 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.2 million in deferred loan costs

•	$70.2 million: Finance lease obligations

•	$279.0 million: Revolver, due October 2022

•	$0.0 million: Other
As of December 31, 2018, we had $929.1 million in material debt obligations at the following carrying values:

•	$364.6 million: Term Loan, due October 2020, net of $0.4 million in deferred loan costs

•	$239.6 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.4 million in deferred loan costs

•	$129.5 million: Capital lease obligations

•	$195.0 million: Revolver, due October 2022

•	$0.4 million: Other
Key terms and other details regarding our material debt and finance leases are discussed in Notes 15, 16, and 17 in Part II, Item 8 in this Annual Report, and is incorporated by reference herein.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2019, excluding deferred taxes and claims accruals:

		Payments Due By Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations 1a	$365,000	$365,000	$—	$—	$—
Revolving line of credit ¹	279,000	—	279,000	—	—
2018 RSA ¹	205,000	—	205,000	—	—
Finance lease obligations ²	70,209	12,826	47,072	10,311	—
Interest obligations ³	42,639	23,273	18,782	584	—
Operating lease obligations [4]	195,275	83,919	71,237	17,810	22,309
Purchase obligations [5]	579,193	578,062	951	180	—
Investment commitments [6]	2,465	1,795	160	168	342
ERP obligation [7]	4,344	1,930	2,414	—	—
Dividend payable	1,458	452	667	339	—
Total contractual obligations	$1,744,583	$1,067,257	$625,283	$29,392	$22,651

1	Represents borrowings owed at December 31, 2019. Interest rates vary.

1a	Our Term Loan is scheduled to mature on October 2, 2020. The Company intends to refinance prior to maturity.

2
Represents principal payments owed at December 31, 2019. The borrowing consists of finance leases with finance companies, fixed borrowing amounts, and fixed interest rates, as set forth on each applicable lease schedule. Accordingly, interest on each lease varies between schedules. The Company's finance leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers.

3
Represents interest obligations on long-term debt, the 2018 RSA, and finance lease obligations. For variable rate debt, the interest rate in effect as of December 31, 2019 was utilized. The table assumes long-term debt and the 2018 RSA are held to maturity.

4
Represents future monthly rental payment obligations, which include an interest element, under operating leases for tractors, trailers, chassis, and facilities. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and may provide for mileage penalties for excess miles. These leases generally run for a period of three to five years for tractors and five to seven years for trailers.

5
Represents purchase obligations for revenue equipment, facilities, and non-revenue equipment, of which a significant portion is expected to be purchased with cash, to the extent available, as well as borrowings under the Revolver. Refer to Note 18 in Part II, Item 8 of this Annual Report for additional information regarding our purchase commitments.

6
Investment commitments consist of contractual obligations to investments in various Transportation Resource Partnerships, which are subject to capital calls. The expected timing of the capital calls is presented above.

7	ERP obligation consists of outstanding commitments related to terminating the implementation of the Swift ERP system.

Off Balance Sheet Arrangements
Information about our off balance sheet arrangements is included in Note 18 in Part II, Item 8 of this Annual Report and is incorporated by reference herein. See also "Contractual Obligations," above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	2019	2018	Change
	(In thousands)
Net cash provided by operating activities	$839,594	$881,977	$(42,383)
Net cash used in investing activities	(583,706)	(647,292)	63,586
Net cash used in financing activities	(184,636)	(255,442)	70,806
Net Cash Provided by Operating Activities
2019 Compared to 2018 — The $42.4 million decrease in net cash provided by operating activities was primarily due to a $62.6 million increase in federal and state income tax payments, partially offset by various individually insignificant activities within our working capital.
Net Cash Used in Investing Activities
2019 Compared to 2018 — The $63.6 million decrease in net cash used in investing activities was primarily due to the $99.8 million decrease in net cash used for acquisitions and was offset by a $39.7 million increase in net cash capital expenditures.
Net Cash Used in Financing Activities
2019 Compared to 2018 — We used $70.8 million less cash for financing activities, primarily as a result of decreasing our repurchases of our common stock by $92.4 million. This was partially offset by a $25.0 million net increase in repayments of our debt obligations.

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

are based upon historical experience had increased by 10%, our claims accrual as of December 31, 2019 would have potentially increased by $16.4 million.
Goodwill and Indefinite-lived Intangible Assets — The test of goodwill requires judgment, including the identification of reporting units, assigning assets (including goodwill) and liabilities to reporting units and determining the fair value of each reporting unit. Fair value of the reporting unit is determined using a combination of comparative valuation multiples of publicly traded companies, internal transaction methods, and discounted cash flow models. Estimating the fair value of reporting units includes several significant assumptions, including future cash flow estimates, determination of appropriate discount rates, and other assumptions that management believed reasonable under the circumstances. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.
Knight-Swift evaluated its goodwill associated with the 2017 Merger, the Abilene Acquisition, the Barr-Nunn acquisition and Knight's other historical acquisitions as of June 30, 2019 and 2018. The evaluations were completed using the qualitative factors prescribed in ASC Topic 350, Intangibles – Goodwill and Other, to determine whether to perform the two-step quantitative goodwill impairment test. The assessment of qualitative factors requires judgment, including identification of reporting units, evaluation of macroeconomic conditions, analysis of industry and market conditions, measurement of cost factors, and identification of entity-specific events (such as financial performance and changes within our share price). In evaluating these qualitative factors, the Company determined that it was more likely than not that fair value exceeded carrying value for the Company's reporting units as of June 30, 2019 and 2018. As such, it was not necessary to perform the two-step quantitative goodwill impairment test.
The test of indefinite-lived intangible assets consists of a comparison of the estimated fair value of the trade names to their carrying values. The determination of the fair value of the trade names requires management to make significant estimates and assumptions related to forecasts of future revenues, discount rates, and royalty rates. Changes in these assumptions could materially affect the determination of the fair value of the trade names, the amount of any trade names impairment charge, or both. Management evaluated trade names for impairment as of June 30, 2019, and 2018 noting that the fair value exceeded carrying value for the trade name.
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

circumstances and current tax law. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported in our consolidated statements of comprehensive income.
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
Operating Leases — In accordance with ASC Topic 842, Leases, property and equipment held under operating leases are recorded as right-of-use assets, with a corresponding liability. All expenses related to operating leases are reflected in our consolidated statements of comprehensive income in "Rental expense." At the inception of a lease, management judgment is involved in the determination of the discount rate, the determination of whether a contract contains a lease, classification of operating versus finance lease, assessment of useful lives, and estimation of residual values. Discounted future minimum lease payments are used in determining the lease classification represent the present value of minimum rental payments called for over the lease term, inclusive of residual value guarantees (if applicable) and amounts that would be required to be paid, if any, by the Company upon default for leases containing subjective acceleration or cross default clauses.
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
Stock-based Compensation — We issue several types of stock-based compensation, including awards that vest, based on service and performance conditions or a combination of service and performance conditions. Performance-based awards vest contingent upon meeting certain performance criteria established by our compensation committee. All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests. ASC Topic 718, Compensation – Stock Compensation, requires that all stock-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon a grant-date fair value of an award. Determining the appropriate amount to expense in each period is based on likelihood and timing of achievement of the stated targets for performance-based awards, and requires judgment, including forecasting future financial results and market performance. The estimates are revised periodically, based on the probability and timing of achieving the required performance targets, and adjustments are made as appropriate. Awards that are only subject to time-vesting provisions are amortized using the straight-line method. Awards subject to time-based vesting and performance conditions are amortized using the individual vesting tranches.
Legal Settlements and Reserves — See Note 19 in Part II Item 8 of this Annual Report.

Recently Issued Accounting Pronouncements
See Part II Item 8 of this Annual Report, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's consolidated financial statements, as follows:

•	Note 3 for accounting pronouncements adopted during 2019.

•	Note 4 for recently issued accounting pronouncements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2017 Debt Agreement and 2018 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 2.7% as of December 31, 2019) and fixed rate equipment lease financing. Assuming the level of borrowings as of December 31, 2019, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $8.5 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US decreased to an average of $3.06 per gallon for 2019 from an average of $3.18 per gallon for 2018. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017, together with related notes and the report of Grant Thornton LLP, independent registered public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Annual Report.

Audited Financial Statements of Knight-Swift Transportation Holdings Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Knight-Swift Transportation Holdings Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Knight-Swift Transportation Holdings Inc. (an Arizona corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2020 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02: Leases (Topic 842).
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill impairment assessment
As described further in Notes 2 and 11 to the consolidated financial statements, management evaluates goodwill for impairment on an annual basis as of June 30, or more frequently if impairment indicators exist, at the reporting unit level. Management estimates the fair values of its reporting units using a combination of the income and market approaches. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future revenues and operating expenses and discount rates. Changes in these assumptions could materially affect the determination of the fair value of the reporting units, the amount of any goodwill impairment charge, or both.
We identified the goodwill impairment assessment as a critical audit matter. The principal consideration for this determination is that management utilized significant judgment when estimating the fair value of the reporting units. In turn, auditing management’s judgments regarding forecasts of future revenues and operating expenses, and the discount rates applied, involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgments.
Our audit procedures related to the goodwill impairment assessment included the following, among others:

•	We tested the effectiveness of controls relating to the goodwill impairment assessment, including the determination of the fair value of the reporting units.

•
We tested management’s process for determining the fair value of the reporting units. This included evaluating the appropriateness of the valuation methods, testing the completeness, accuracy and relevance of data used by management, and evaluating the reasonableness of management’s significant assumptions, which included forecasted revenues, operating expenses, and net capital expenditures. We tested whether these forecasts were reasonable and consistent with historical performance, third-party market data, and other evidence obtained in other areas of the audit.

•	We tested the Company’s discounted cash flow models for the reporting units with the assistance of valuation specialists, including the reasonableness of the utilized discount rates.

•	We tested the Company’s use of the market approach with the assistance of valuation specialists, including the reasonableness of selected multiples.
Indefinite-lived intangible asset impairment assessment - trade names
As described further in Notes 2 and 11 to the consolidated financial statements, management evaluates trade names for impairment on an annual basis as of June 30, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value. The impairment test consists of a comparison of the estimated fair value of the trade names to their carrying values. The determination of the fair value of the trade names requires management to make significant estimates and assumptions related to forecasts of future revenues, discount rates, and royalty rates. Changes in these assumptions could materially affect the determination of the fair value of the trade names, the amount of any trade names impairment charge, or both.
We identified the trade names impairment assessment as a critical audit matter. The principal consideration for this determination is that management used significant judgment when estimating the fair value of the trade names. In turn, auditing management’s judgments regarding forecasts of future revenues, the discount rates applied, and the royalty rates, involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgments.
Our audit procedures related to the trade names indefinite-lived intangible asset impairment assessment included the following, among others:

•	We tested the effectiveness of controls relating to the trade names impairment assessment, including the determination of the fair value of the trade names.

•
We tested management’s process for determining the fair value of the trade names. This included evaluating the appropriateness of the valuation method, testing the completeness, accuracy and relevance of data used by management, and evaluating the reasonableness of management’s significant assumptions, which included forecasted revenues. We tested whether these forecasts were reasonable and consistent with historical performance, third-party market data, and other evidence obtained in other areas of the audit.

•	We tested the reasonableness of the Company’s discount rates and royalty rates with the assistance of valuation specialists.
Auto liability and workers’ compensation claims accrual
As described further in Notes 2, 13, and 19 to the consolidated financial statements, the Company is self-insured for a portion of its risk related to auto liability and workers’ compensation. The Company accrues for the cost of the self-insured portion of unpaid claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends. The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties.
We identified the estimation of auto liability and workers’ compensation claims accruals, subject to certain self-insured retention, as a critical audit matter. Auto liability and workers’ compensation unpaid claim liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The principal considerations for assessing auto liability and workers’ compensation claims as a critical audit matter are the high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.
Our audit procedures related to the auto liability and workers' compensation claims accrual included the following, among others:

•	We tested the effectiveness of controls over auto liability and workers’ compensation claims, including the completeness and accuracy of claim expenses and payments.

•
We tested management’s process for determining the auto liability and workers’ compensation claims accrual, including evaluating the reasonableness of the methods and assumptions used in estimating the ultimate claim losses with the assistance of an actuarial specialist.

•
We tested the claims data used in the auto liability and workers' compensation claims accrual calculation by selecting samples of historical claims data and inspecting source documents to test key attributes of the claims data.

Accounting Standards Codification (“ASC”) Topic 842, Leases, adoption
As described further in Note 3 to the Company’s financial statements, the Company adopted ASC Topic 842, Leases, as of January 1, 2019. The liability is equal to the present value of future lease payments. The asset is based on the liability, and may be subject to certain adjustments, including initial direct costs and lessor provided incentives.
We identified adoption of ASC Topic 842 as a critical audit matter. The adoption of ASC Topic 842 is a substantial change in accounting for leases. The principal consideration for our determination that the adoption of ASC Topic 842 is a critical audit matter is that it requires significant auditor judgment in obtaining sufficient appropriate audit evidence related to management’s determination of the lease liability, ROU asset, and selection of discount rates to be applied to future lease payments.
Our audit procedures related to the adoption of ASC Topic 842 included the following, among others:

•	We tested the effectiveness of controls relating to the initial adoption of ASC Topic 842.

•
We evaluated the independent auditor’s report on effectiveness of controls at the Company’s third party lease software vendor, which included testing the effectiveness of the relevant user controls due to the Company’s reliance on the third party software to appropriately calculate the related ROU asset and lease liability.

•	We verified the completeness of the population of leases that management evaluated as part of the initial adoption.

•	We inspected a sample of lease contracts, compared the relevant inputs in the lease software to underlying lease documentation, and recalculated the related ROU asset and lease liability.

•	We assessed the reasonableness of the Company’s discount rates with the assistance of valuation specialists.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2011.
Phoenix, Arizona
February 27, 2020

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$159,722	$82,486
Cash and cash equivalents – restricted	41,331	46,888
Restricted investments, held-to-maturity, amortized cost	8,912	17,413
Trade receivables, net of allowance for doubtful accounts of $18,178 and $16,355, respectively	518,547	601,228
Contract balance – revenue in transit	12,696	15,602
Prepaid expenses	62,160	67,011
Assets held for sale	41,786	39,955
Income tax receivable	17,026	6,943
Other current assets	27,848	29,706
Total current assets	890,028	907,232
Property and equipment:
Revenue equipment	3,007,774	2,617,989
Land and land improvements	228,546	227,581
Buildings and building improvements	406,105	375,435
Furniture and fixtures	61,567	51,619
Shop and service equipment	26,417	22,771
Leasehold improvements	12,330	10,549
Total property and equipment	3,742,739	3,305,944
Less: accumulated depreciation and amortization	(892,019)	(693,107)
Property and equipment, net	2,850,720	2,612,837
Operating lease right-of-use-assets	169,425	—
Goodwill	2,918,992	2,919,176
Intangible assets, net	1,379,459	1,420,919
Other long-term assets	73,108	51,721
Total assets	$8,281,732	$7,911,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,194	$117,883
Accrued payroll and purchased transportation	110,065	126,464
Accrued liabilities	175,222	151,500
Claims accruals – current portion	150,805	160,044
Finance lease liabilities and long-term debt – current portion	377,651	58,672
Operating lease liabilities – current portion	80,101	—
Total current liabilities	993,038	614,563
Revolving line of credit	279,000	195,000
Long-term debt – less current portion	—	364,590
Finance lease liabilities – less current portion	57,383	71,248
Operating lease liabilities – less current portion	96,160	—
Accounts receivable securitization	204,762	239,606
Claims accruals – less current portion	196,912	201,327
Deferred tax liabilities	771,719	739,538
Other long-term liabilities	14,455	23,294
Total liabilities	2,613,429	2,449,166
Commitments and contingencies (notes 18 and 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 170,688 and 172,844 shares issued and outstanding as of December 31, 2019 and 2018, respectively.	1,707	1,728
Additional paid-in capital	4,269,043	4,242,369
Retained earnings	1,395,465	1,216,852
Total Knight-Swift stockholders' equity	5,666,215	5,460,949
Noncontrolling interest	2,088	1,770
Total stockholders’ equity	5,668,303	5,462,719
Total liabilities and stockholders’ equity	$8,281,732	$7,911,885
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Comprehensive Income

	2019	2018	2017
	(In thousands, except per share data)
Revenue:
Revenue, excluding trucking fuel surcharge	$4,395,332	$4,809,668	$2,199,483
Trucking fuel surcharge	448,618	534,398	225,970
Total revenue	4,843,950	5,344,066	2,425,453
Operating expenses:
Salaries, wages, and benefits	1,474,073	1,495,126	688,543
Fuel	583,123	621,997	274,956
Operations and maintenance	322,188	340,627	164,307
Insurance and claims	194,336	215,362	95,199
Operating taxes and licenses	88,481	90,778	40,544
Communications	19,520	20,911	10,691
Depreciation and amortization of property and equipment	420,082	387,505	193,733
Amortization of intangibles	42,876	42,584	13,372
Rental expense	122,738	177,406	74,224
Purchased transportation	1,035,969	1,318,303	594,113
Impairments	3,486	2,798	16,844
Miscellaneous operating expenses	109,640	61,626	41,781
Merger-related costs	—	—	16,516
Total operating expenses	4,416,512	4,775,023	2,224,823
Operating income	427,438	569,043	200,630
Other (expenses) income:
Interest income	3,834	3,200	1,207
Interest expense	(29,433)	(30,170)	(8,686)
Other income, net	12,137	9,965	558
Total other (expenses) income, net	(13,462)	(17,005)	(6,921)
Income before income taxes	413,976	552,038	193,709
Income tax expense (benefit)	103,798	131,389	(291,716)
Net income	310,178	420,649	485,425
Net income attributable to noncontrolling interest	(972)	(1,385)	(1,133)
Net income attributable to Knight-Swift	$309,206	$419,264	$484,292

Earnings per share:
Basic	$1.80	$2.37	$4.38
Diluted	$1.80	$2.36	$4.34

Dividends declared per share:	$0.24	$0.24	$0.24

Weighted average shares outstanding:
Basic	171,541	177,018	110,657
Diluted	172,142	177,999	111,697
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
	(In thousands)
Balances, December 31, 2016	80,229	$802	$223,267	$562,404	$786,473	$2,258	$788,731
2017 Merger reverse split of Swift shares	97,031	971	3,975,832		3,976,803	102	3,976,905
Common stock issued to employees	718	7	13,151		13,158		13,158
Common stock issued to the board of directors	12	—	398		398		398
Common stock issued under employee stock purchase plan	8	—	324		324		324
Shares withheld – restricted stock unit settlement				(4,709)	(4,709)		(4,709)
Employee stock-based compensation expense			6,242		6,242		6,242
Cash dividends paid and dividends accrued				(25,249)	(25,249)		(25,249)
Net income attributable to Knight-Swift				484,292	484,292		484,292
Distribution to noncontrolling interest						(855)	(855)
Net income attributable to noncontrolling interest						1,133	1,133
Balances, December 31, 2017	177,998	$1,780	$4,219,214	$1,016,738	$5,237,732	$2,638	$5,240,370
Common stock issued to employees	670	6	10,944		10,950		10,950
Common stock issued to the board of directors	19	—	774		774		774
Common stock issued under employee stock purchase plan	49	1	1,822		1,823		1,823
Company shares repurchased	(5,892)	(59)		(179,259)	(179,318)		(179,318)
Shares withheld – restricted stock unit settlement				(2,550)	(2,550)		(2,550)
Employee stock-based compensation expense			11,488		11,488		11,488
Cash dividends paid and dividends accrued				(42,642)	(42,642)		(42,642)
Net income attributable to Knight-Swift				419,264	419,264		419,264
Distribution to noncontrolling interest						(2,253)	(2,253)
Net income attributable to noncontrolling interest						1,385	1,385
Net acquisition of remaining ownership interest, previously noncontrolling			(1,873)		(1,873)		(1,873)
Net cumulative-effect adjustment from adopting ASC Topic 606				5,301	5,301		5,301
Balances, December 31, 2018	172,844	$1,728	$4,242,369	$1,216,852	$5,460,949	$1,770	$5,462,719
Common stock issued to employees	621	7	10,471		10,478		10,478
Common stock issued to the board of directors	19	—	531		531		531
Common stock issued under employee stock purchase plan	78	1	2,297		2,298		2,298
Company shares repurchased	(2,874)	(29)		(86,863)	(86,892)		(86,892)
Shares withheld – restricted stock unit settlement				(2,330)	(2,330)		(2,330)
Employee stock-based compensation expense			13,375		13,375		13,375
Cash dividends paid and dividends accrued				(41,400)	(41,400)		(41,400)
Net income attributable to Knight-Swift				309,206	309,206		309,206
Distribution to noncontrolling interest						(654)	(654)
Net income attributable to noncontrolling interest						972	972
Balances, December 31, 2019	170,688	$1,707	$4,269,043	$1,395,465	$5,666,215	$2,088	$5,668,303
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Cash Flows

	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$310,178	$420,649	$485,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	462,958	430,089	207,105
Gain on sale of property and equipment	(32,935)	(36,236)	(8,939)
Impairments	3,486	2,798	16,844
Deferred income taxes	30,731	62,469	(305,584)
Non-cash lease expense	120,769	—	—
Other adjustments to reconcile net income to net cash provided by operating activities	24,156	4,617	14,758
Increase (decrease) in cash resulting from changes in:
Trade receivables	70,106	(9,375)	(48,454)
Income tax receivable	(10,069)	48,171	(39,122)
Accounts payable	(13,180)	(18,033)	(29,890)
Accrued liabilities and claims accrual	(919)	(14,367)	35,820
Operating lease liabilities	(121,737)	—	—
Other assets and liabilities	(3,950)	(8,805)	(5,373)
Net cash provided by operating activities	839,594	881,977	322,590
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	22,695	26,970	10,730
Purchases of held-to-maturity investments	(14,302)	(22,156)	(10,893)
Proceeds from sale of property and equipment, including assets held for sale	260,140	225,821	82,731
Purchases of property and equipment	(829,977)	(755,997)	(387,191)
Expenditures on assets held for sale	(16,093)	(30,322)	(1,553)
Net cash, restricted cash, and equivalents (invested in) acquired from 2017 Merger and other acquisitions	(1,885)	(101,693)	91,960
Other cash flows from investing activities	(4,284)	10,085	9,953
Net cash used in investing activities	(583,706)	(647,292)	(204,263)
Cash flows from financing activities:
Repayment of finance leases and long-term debt	(115,642)	(46,630)	(503,153)
Proceeds from long-term debt	—	—	400,000
Borrowings on revolving lines of credit, net	84,000	70,000	107,000
Borrowings under accounts receivable securitization	150,000	70,000	40,000
Repayment of accounts receivable securitization	(185,000)	(135,000)	—
Proceeds from common stock issued	13,307	13,547	13,483
Repurchases of the Company's common stock	(86,892)	(179,318)	—
Dividends paid	(41,425)	(42,770)	(25,454)
Other cash flows from financing activities	(2,984)	(5,271)	(7,876)
Net cash (used in) provided by financing activities	(184,636)	(255,442)	24,000
Net increase (decrease) in cash, restricted cash, and equivalents	71,252	(20,757)	142,327
Cash, restricted cash, and equivalents at beginning of period	130,976	151,733	9,406
Cash, restricted cash, and equivalents at end of period	$202,228	$130,976	$151,733

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Cash Flows — Continued

	2019	2018	2017
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28,916	$28,723	$9,286
Income taxes	78,658	16,106	51,817
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$6,748	$11,931	$8,361
Equipment sales receivables	1,333	5,565	350
Financing provided to independent contractors for equipment sold	5,288	1,742	3,316
Transfer from property and equipment to assets held for sale	137,391	133,434	45,016
Right-of-use assets obtained in exchange for new operating lease liabilities	9,803	—	—
Property and equipment obtained in exchange for new finance lease liabilities	56,352	—	—
Property and equipment obtained in exchange for new capital lease obligations (under ASC Topic 840)	—	—	15,020

Reconciliation of Cash, Restricted Cash, and Equivalents:	2019	2018	2017
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$159,722	$82,486	$76,649
Cash and cash equivalents – restricted ¹	41,331	46,888	73,657
Other long-term assets ¹	1,175	1,602	1,427
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$202,228	$130,976	$151,733

________

1	Reflects cash and cash equivalents that are primarily restricted for claims payments
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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During 2019, the Trucking segment operated an average of 18,877 tractors (comprised of 16,432 company tractors and 2,445 independent contractor tractors) and 58,315 trailers. Additionally, the Intermodal segment operated an average of 643 tractors and 9,862 intermodal containers.
Segment Realignment
During the first quarter of 2019, the Company reorganized its reportable segments to reflect management’s revised reporting structure. Under this revised reporting structure, the Company's three reportable segments are as follows:

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

The non-reportable segments include support services that Swift's subsidiaries provide to customers and independent contractors (including repair and maintenance shop services, equipment leasing, and insurance), certain driving academy activities, as well as certain legal settlements and accruals, amortization of intangibles related to the 2017 Merger and select acquisitions, and other corporate expenses. Additionally, the non-reportable segments now include Knight's equipment leasing and warranty services to independent contractors and trailer parts manufacturing, which were previously reported within the Knight Logistics segment.
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
Other Acquisition
On January 1, 2020 the Company acquired a small company to complement its suite of services. Please refer to Note 5 in Part II, Item 8 of this Annual Report for more information about this acquisition.
Basis of Presentation
The consolidated financial statements include the accounts of Knight-Swift Transportation Holdings Inc. and its subsidiaries. In management's opinion, these consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair presentation of the periods presented.
With respect to transactional/durational data, references to "years", including "2019", "2018", "2017", "2016", and "2015" pertain to calendar years. Similarly, references to "quarters", including "first", "second", "third", and "fourth" pertain to calendar quarters.
Note regarding comparability — Based on the structure of the 2017 Merger, the reported results do not include the results of operations of Swift and its subsidiaries on and prior to the 2017 Merger, in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of Abilene and its subsidiaries on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's 2019 results and prior periods may not be meaningful.
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

Equity method and other equity investments — Refer to Note 7 for basis of presentation disclosures regarding Knight's equity method and other equity investments in Transportation Resource Partners.
Changes in Presentation
Changes in presentation associated with adopting accounting pronouncements are included in Note 3.
Balance Sheet — Beginning in the second quarter of 2019, the Company presents "Contract balance – revenue in transit" as a separate line item on the consolidated balance sheets to improve visibility. The balance was previously disclosed within the footnotes to the consolidated financial statements. Prior period amounts have been reclassified out of "Trade receivables, net" to align with the current period presentation.
Statement of Cash Flows — The amounts presented in the Company's 2017 Annual Report were reclassified to align with the presentation in this Annual Report as follows:

•
"Transportation Resource Partners impairment," "Income from investment in Transportation Resource Partners," "Non-cash compensation expense for issuance of common stock to certain members of the Board of Directors," "Provision for doubtful accounts and notes receivable," "Stock-based compensation expense," and "Amortization of debt issuance costs, and other" were reclassified to "Other adjustments to reconcile net income to net cash provided by operating activities."

•	Changes in "Other current assets," "Prepaid expenses," and "Other long-term assets" were reclassified to "Other assets and liabilities."

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

•
"Proceeds from notes receivable," "Payments received on equipment sale receivables," "Cash payments to Transportation Resource Partners," and "Cash proceeds from Transportation Resource Partners" were reclassified to "Other cash flows from investing activities."

•
"Payment of deferred loan costs," "Share withholding for taxes due on equity awards," and "Cash distribution to noncontrolling interest holder," were reclassified to "Other cash flows from financing activities."

•	"Repayments on Knight Revolver, net" and "Borrowings on Revolver, net" were reclassified to "Borrowings on revolving lines of credit, net."
Statement of Comprehensive Income — Beginning in the second quarter of 2019, the Company presents fuel surcharge revenue generated within only its Trucking segment within "Trucking fuel surcharge" in the consolidated statements of comprehensive income. Fuel surcharge revenue generated within the remaining segments is included in "Revenue, excluding trucking fuel surcharge." Prior period amounts have been reclassified to align with the current period presentation.
During 2017, to simplify the presentation of the consolidated statements of comprehensive income, the Company changed its presentation of rental expenses related to revenue equipment, which is now separately presented within "Total operating expenses" in the consolidated statements of comprehensive income. The prior period presentation has been retrospectively adjusted to reclassify the amount out of "Miscellaneous operating expenses" and into the new line item "Rental expense." The change in presentation has no net impact on "Total operating expenses."
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

Note 2 — Summary of Significant Accounting Policies
Use of Estimates — The preparation of the consolidated financial statements, in accordance with GAAP, requires management to make estimates and assumptions about future events that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates and periodically adjusts its estimates and assumptions, based on historical experience, the impact of the current economic environment, and other key factors. Volatile energy markets, as well as changes in consumer spending have increased the inherent uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Significant items subject to such estimates and assumptions include:

•	carrying amount of property and equipment, intangibles, and goodwill;

•	valuation allowances for receivables, inventories, and deferred income tax assets;

•	valuation of financial instruments;

•	calculation of stock-based compensation;

•	estimates of claims accruals;

•	leases; and

•	contingent obligations.
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
Operating income is the measure that management uses to evaluate segment performance and allocate resources. Operating income should not be viewed as a substitute for GAAP net income (loss). Management believes the presentation of operating income enhances the understanding of the Company's performance by highlighting the results of operations and the underlying profitability drivers of the business segments. Operating income is defined as "Total revenue" less "Total operating expenses."
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
Restricted Cash and Equivalents — The Company's wholly-owned captive insurance companies, Red Rock and Mohave, maintain certain operating bank accounts, working trust accounts, and investment accounts. The cash and cash equivalents within these accounts are restricted by insurance regulations to fund the insurance claim losses to be paid by the captive insurance companies, and therefore, are classified as "Cash and cash equivalents – restricted" in the consolidated balance sheets.
Restricted Investments — The Company's investments are restricted by insurance regulations to fund the insurance claim losses to be paid by the captive insurance companies. The Company accounts for its investments in accordance with ASC Topic 320, Investments – Debt Securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates the determination on a quarterly basis. As of December 31, 2019, all of the Company's investments in fixed-maturity securities were classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost. The amortized cost of debt securities is adjusted using the effective interest rate method for amortization of premiums and accretion of discounts. Amortization and accretion are reported in "Other income, net" in the consolidated statements of comprehensive income.
Management periodically evaluates restricted investments for impairment. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in estimated fair value. Management accounts for other-than-temporary impairments of debt securities in accordance with ASC Topic 320, Investments – Debt Securities. This guidance requires the Company to evaluate whether it intends to sell an impaired debt security or whether it is more likely than not that it will be required to sell an impaired debt security before recovery of the amortized cost basis. If either of these criteria are met, an impairment loss equal to the difference between the debt security's amortized cost and its estimated fair value is recognized in earnings. For impaired debt securities that do not meet these criteria, the Company determines if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security's amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of accumulated other comprehensive income.
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

Net gains on the disposal of property and equipment are presented in the consolidated statements of comprehensive income within "Miscellaneous operating expenses."
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
Goodwill — Management evaluates goodwill on an annual basis as of June 30th, or more frequently if indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a two-step quantitative goodwill impairment test. The first step of the quantitative impairment test involves comparing the fair values of the applicable reporting units with their carrying values. Management estimates the fair values of its reporting units using a combination of the income and market approaches. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, then management performs the second step of the quantitative impairment test. The second step of the quantitative impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. Any amount by which the carrying value of the goodwill exceeds its implied fair value is recognized as an impairment loss. Refer to Note 11 for discussion of the results of the Company's annual evaluation as of June 30, 2019.
See Notes 5 and 11 for additional disclosures regarding the Company's goodwill.
Intangible Assets other than Goodwill — The Company's intangible assets other than goodwill primarily consist of acquired customer relationships and a trade name from the 2017 Merger, as well as intangibles from Knight's 2018 acquisition of Abilene and Knight's 2014 acquisition of Barr-Nunn Transportation, Inc. and certain of its affiliates. Amortization of acquired customer relationships is calculated on a straight-line basis over the estimated useful life, which ranges from 5 years to 20 years. The trade names have indefinite useful lives and are not amortized, but are tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value.

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
See Notes 5 and 11 for additional disclosures regarding the Company's intangible assets.
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
Operating Leases (2019) — Management evaluates the Company’s leases based on the underlying asset groups. The assets currently underlying the Company’s leases include revenue equipment (primarily tractors and trailers), real estate (primarily buildings, office space, land, and drop yards), as well as technology and other equipment that supports business operations. Management’s significant assumptions and judgments include the determination of the discount rate (discussed below), as well as the determination of whether a contract contains a lease.

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
Operating Leases (2018 and 2017) — In accordance with ASC Topic 840, Leases, property and equipment held under operating leases, and liabilities related thereto, are off-balance sheet. All expenses related to operating leases were reflected in the consolidated statement of comprehensive income in "Rental expense." At lease inception, management determined whether the lease should be classified as operating or capital lease, based on the guidance set forth in ASC Topic 840. Additionally at lease inception, management determined the useful life and estimated residual values of the related equipment. Future minimum lease payments used in determining lease classification represented the minimum rental payments called for over the lease term, inclusive of residual value guarantees (if applicable) and amounts that would be required to be paid, if any, by the Company upon default for leases containing subjective acceleration or cross default clauses.
In connection with various operating leases, the Company issued residual value guarantees, which provided that if the Company did not purchase the leased equipment from the lessor at the end of the lease term, it was liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. To the extent the Company believed any manufacturer would refuse or be unable to meet its obligation, the Company recognized additional rental expense to the extent the Company believed the fair market value at the lease termination would be less than the Company's obligation to the lessor. The Company believed that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.
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
Revenue Recognition (2019 and 2018) — The Company adopted ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018.

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

•
Revenue Recognition — The performance obligation of providing transportation services is satisfied over time. Accordingly, revenue is recognized over time. Management estimates the amount of revenue in transit at period end based on the number of days completed of the dispatch (which is generally one to three days for the Trucking segment, but can be longer for the Intermodal segment). Management believes this to be a faithful depiction of the transfer of services because if a load is dispatched, but terminates mid-route and the load is picked up by another carrier, then that carrier would not need to re-perform the services for the days already traveled. Recognizing revenue over time is a change from the Company's past practice, under which revenue was recognized at the point in time that the freight was delivered (see "Revenue Recognition (2017)" below).

Based on the guidance in ASC Topic 606, management has determined that the Company acts as the principal (rather than the agent) with respect to revenue recognition within its Logistics segment. Accordingly, the Company recognizes revenue on a gross basis, consistent with past practices.
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

•
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
Revenue Recognition (2017) — In accordance with ASC 605-20-25-13, Services for Freight-in-Transit at the End of a Reporting Period, the Company recognized operating revenue and the related direct costs of such revenue when persuasive evidence of an arrangement existed, the fee was fixed and determinable, and collectability was probable, all of which occurred as of the date the freight was delivered.
Credit terms for customer accounts were generally on a net 30 day basis. The Company established an allowance for doubtful accounts based on historical experience and any known trends or uncertainties related to customer billing and account collectability. The Company reviewed the adequacy of its allowance for doubtful accounts on a quarterly basis. Uncollectible accounts were written off when deemed uncollectible, and accounts receivable were presented net of an allowance for doubtful accounts.
Stock-based Compensation — The Company accounts for stock-based compensation expense in accordance with ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires that all share-based payments to employees and non-employee directors, including grants of employee stock options, are recognized in the financial statements based upon a grant-date fair value of an award. The fair value of performance units is estimated using the Monte Carlo Simulation valuation model. Equity awards settled in cash are remeasured at each reporting period and are recognized as a liability in the consolidated balance sheets during the vesting period until settlement. The fair value of stock options is estimated using the Black-Scholes option-valuation model. The requisite service period is the specified vesting date in the grant agreement or the date that the employee becomes retirement-eligible, whichever occurs first. The Company calculates the number of awards expected to vest as awards granted, less expected forfeitures over the life of the award (estimated at grant date). The fair value of restricted stock units is based on the closing price of Company's stock as of the grant date. Compensation expense is recorded on a straight-line basis, by amortizing the grant-date fair value over the requisite service period of the entire award. Unless a material deviation from the assumed forfeiture rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable.
See Note 21 for additional information relating to the Company's stock compensation plan.
Income Taxes — Management accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences of events that have been included in the consolidated financial statements. Additionally, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and respective tax bases of assets and liabilities (using enacted tax rates in effect for the year in which the differences are expected to reverse). The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date. Net deferred incomes taxes are primarily classified as noncurrent in the consolidated balance sheets.
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
Unrecognized tax benefits are defined as the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC Topic 740, Income Taxes. The Company does not recognize a tax benefit for uncertain tax positions unless it concludes that it is more likely than not that the benefit will be sustained on audit (including resolutions of any related appeals or litigation processes) by the taxing authority, based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in the management's judgment, is greater than 50% likely to be realized. The Company records expected incurred interest and penalties related to unrecognized tax positions in "Income tax expense (benefit)" in the consolidated statements of comprehensive income. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued are reduced and reflected as a reduction of the overall income tax provision.

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
Note: Required annual disclosures regarding ASC Topic 842 are included in Note 17.
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
Adoption Date Impact — The required disclosures regarding the adoption date impact of ASC Topic 842 on the consolidated balance sheet are presented below.

	December 31, 2018	Opening Balance Adjustments	January 1, 2019
	(in thousands)
Assets
Prepaid expenses [2]	$67,011	$(948)	$66,063
Operating lease right-of-use assets [1]	—	280,527	280,527
Other long-term assets [2]	51,721	(1)	51,720

Liabilities
Accounts payable [2]	$117,883	$(437)	$117,446
Accrued liabilities [2]	151,500	(4,168)	147,332
Operating lease liabilities – current portion [1]	—	119,963	119,963
Operating lease liabilities – less current portion [1]	—	168,232	168,232
Deferred tax liabilities [3]	739,538	—	739,538
Other long-term liabilities [2]	23,294	(4,012)	19,282

1	These new line items on the consolidated balance sheets represent the capitalization of the Company's operating leases as lessee.

2	The effect of adopting ASC Topic 842 reflects certain reclassifications to adjust the right-of-use assets.

3	Amounts are reflective of deferred tax impacts from capitalizing the Company's operating leases.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Current Period Impact of Adoption — The required quantitative disclosures regarding the current period impact of adopting ASC Topic 842 on the consolidated balance sheet are presented below.

	December 31, 2019
	As Reported under ASC Topic 842	If Reported Under ASC Topic 840	Effect of Change to ASC Topic 842
	(in thousands)
Assets
Prepaid expenses [2]	$62,160	$62,879	$(719)
Gross property and equipment [4]	3,742,739	3,741,911	828
Accumulated depreciation and amortization [4]	(892,019)	(891,191)	(828)
Operating lease right-of-use assets [1]	169,425	—	169,425
Other long-term assets [2]	73,108	73,108	—

Liabilities
Accounts payable [2]	$99,194	$101,264	$(2,070)
Accrued liabilities [2]	175,222	178,404	(3,182)
Finance lease liabilities and long-term debt – current portion [4]	377,651	377,651	—
Operating lease liabilities – current portion [1]	80,101	—	80,101
Operating lease liabilities – less current portion [1]	96,160	—	96,160
Deferred tax liabilities [3]	771,719	771,772	(53)
Other long-term liabilities [2]	14,455	16,705	(2,250)

1	Refer to tabular footnote 1 under "Adoption Date Impact" above.

2	Refer to tabular footnote 2 under "Adoption Date Impact" above.

3	Refer to tabular footnote 3 under "Adoption Date Impact" above.

4
Amounts represent reclassification of operating lease liabilities to finance lease liabilities, as the Company became reasonably certain to purchase certain revenue equipment off of operating leases during 2019.

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
Other ASUs
There were various other ASUs that became effective during 2019, which did not have a material impact on the Company's results of operations, financial position, cash flows, or disclosures.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 4 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
February 2020
2020-02: Financial Instruments – Credit Losses (Topic 326), Leases – (Topic 842) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) [1]

The amendments in this ASU incorporate discussion from SEC Staff Accounting Bulletin No. 119 about expected implementation practices related to ASC Topic 326. The amendments also codify SEC Staff announcement that it would not object to the FASB's update to effective dates for major updates which were amended within ASU 2019-10.
			January 2021, Adoption method varies by amendment	Refer to ASU 2016-13, below.
January 2020
2020-01: Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815

The amendments clarify that an entity should consider observable transactions when determining to apply or discontinue the equity method for the purposes of applying the measurement alternative. The amendments also clarify that an entity would not consider whether a purchased option would be accounted for under the equity method when applying ASC 815-10-15-141(a).
			January 2021, Prospective	Currently under evaluation, but not expected to be material
December 2019	2019-12: Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes
The amendments in this update intend to reduce the complexity in accounting standards related to ASC Topic 740. These changes include removing several exceptions such as requirements related to intraperiod tax allocations, requirements related to foreign subsidiary equity method investments, and changes to interim period income tax calculations. Additionally, the amendments intend to simplify income tax accounting by updating areas, including but not limited to, franchise taxes, evaluation of goodwill, allocation of current and deferred tax expenses, and various other areas.
			January 2021, Adoption method varies by amendment	Currently under evaluation, but not expected to be material
November 2019	2019-11: Codification Improvements to Topic 326 Financial Instruments — Credit Losses [1]
The amendments address certain issues related to the implementation of ASU 2016-13 - Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. These include, among other things, including expected recoveries in the allowance for credit losses, extending disclosure relief for accrued interest balances to additional relevant disclosures, and clarifying that an entity should assess whether it expects the borrower will be able to continually replenish collateral securing the financial assets.
			January 2020, Adoption method varies by amendment	Refer to ASU 2016-13, below.
November 2019	2019-10: Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)
The amendments in this ASU update the private entity effective dates for the major updates 2016-13, 2017-12, and 2016-02. The effective dates for these updates would remain the same for public business entities, but would be extended for smaller reporting companies, private companies, not-for-profit organizations and employee benefit plans.
			January 2020, Prospective	Currently under evaluation, but not expected to be material

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
July 2019
2019-07: Codification Updates to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates [1]

The amendments in this ASU update several topics of the ASC to incorporate changes required by guidance made effective by SEC Final Rule Nos. 33-10532, 33-10231, and 33-10442. These final rules included, among other things, extending the disclosure requirement of presenting changes in stockholders' equity for both current and comparative interim periods, changing the title of the income statement to statement of comprehensive income, and disclosing the dividend per share amount for each class of stock.
			July 2019, Prospective	Presentation and disclosure impact only
May 2019	2019-05: Financial Instruments – Credit Losses, Topic 326; Targeted Transition Relief [1]
The amendments provide entities that hold instruments within the scope of Subtopic 326-20 with the option to irrevocably elect the fair value option in Subtopic 825-10. This fair value option election does not apply to instruments classified as held-to-maturity debt securities.
			January 2020, Adoption method varies by amendment	Refer to ASU 2016-13, below.
April 2019	2019-04: Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments [1]
The amendments address certain issues related to the implementation of ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments update the treatment of credit losses for accrued interest receivables and related recoveries by removing the prohibition of using projections of future interest rate environments when using a discounted cash flow method to measure expected credit losses, outlining other targeted improvements that clarify language and intent, better defining scope, and improving cross references, among others. The amendments in the ASU are effective for fiscal years beginning after December 15, 2019 and early adoption is permitted.
			January 2020, Adoption method varies by amendment	Refer to ASU 2016-13, below.
November 2018	2018-19: Codification Improvements to Topic 326 – Financial Instruments – Credit Losses [1]
The amendments in this ASU make targeted improvements to the implementation guidance in ASU 2016-13. The amendments clarify that receivables arising from operating leases are not within the scope of ASC 326-20, but instead should be accounted for in accordance with ASC Topic 842. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted.
			January 2020, Modified retrospective	Refer to ASU 2016-13, below.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
August 2018
2018-15: Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract [2]

The amendments align the requirements for capitalizing implementation costs in a hosting arrangement with the guidance for internal-use software, resulting in expensing preliminary or post-implementation project costs and capitalizing certain application development costs. Previously, there was no specific guidance for these transactions which resulted in various accounting treatments. The capitalized costs should be included in the balance sheet line that includes prepayment for the fees of the associated hosting arrangement, and amortized over the noncancellable period of the arrangement. Amortization expense should be included in the income statement line that includes the fees associated with the hosting element of the arrangement. Payments for capitalized implementation costs should be classified in the statement of cash flows in the same manner as payments made for hosting element fees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted.
			January 2020, Prospective	Refer to ASU 2018-05, below
January 2017	2017-04: Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment [3]
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
			January 2020, Prospective	Refer to ASU 2017-04, below.
June 2016	2016-13: Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments [1]
The purpose of this ASU is to amend the current incurred loss impairment methodology with a new methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to inform credit loss estimates. This is the final credit accounting standard, out of a series, with detailed guidance on the new loss reserve model, Current Expected Credit Losses ("CECL"). Among other provisions, the amendments in the ASU require a financial asset (or group of assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Entities are no longer required to wait until a loss is probable to record it.
			January 2020, Modified retrospective	Refer to ASU 2016-13, below.

1
ASU 2016-13: Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments — Management has established an implementation team to evaluate and implement the ASUs related to ASC Topic 326, commonly referred to as the CECL amendments. The diagnostic phase of assessing the financial and business impacts of implementing the standard is nearly complete and includes identifying potential short-term and long-term financing receivables, determining credit quality indicators, analyzing the impact on systems (if any), and developing a preliminary assessment. Based upon the procedures performed in the diagnostic phase, management anticipates that the following key considerations will impact the Company's accounting and reporting under the new standard:

•	identification and assessment of receivable pools,

•	identification of characteristics that drive credit risk to identify financing receivable pools, and

•	determining new/changed estimates and management judgments (if any).
The Company is not anticipating significant changes in accounting, reporting, business processes, or policies and controls as a result of implementing the standard. Based on the information currently available from the diagnostic phase, management anticipates some minor changes in disclosures, but overall the impact on the financial statements is not expected to be material.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

2
ASU 2018-15: Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract — Management has established an implementation team and is currently assessing the potential financial and business impacts of implementing the standard. Based on a preliminary assessment, the Company expects to capitalize costs within the development stage of a cloud computing arrangement and continue to expense any costs in the preliminary or post implementation stages. The Company is not expecting a material impact from adopting the amendments in this ASU and has established an implementation team to assess the impact, if any.

3
ASU 2017-04: Intangibles – Goodwill and Other – (Topic 350): Simplifying the Test for Goodwill Impairment — In accordance with the amendments in this ASU, the Company expects to update its goodwill impairment test procedures by comparing the fair value of each reporting unit with its carrying amount. This differs from the current process of calculating the implied fair value of the reporting unit as if all of the assets and liabilities had been acquired in a business combination. The Company is not expecting a material impact from adopting the amendments in this ASU.

Since management is continuing to evaluate the impacts of the above standards, disclosures around these preliminary assessments are subject to change.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 5 — Merger and Acquisitions
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
In 2017, the Company recorded $16.5 million of direct and incremental costs associated with 2017 Merger-related activities, primarily incurred for legal and professional fees, which were recorded in the "Merger-related costs" line in the consolidated statements of comprehensive income. In association with the 2017 Merger, the Company incurred merger-related bonuses and accelerated stock compensation expense totaling $5.6 million, which is recorded in the "Salaries, wages, and benefits" line in the consolidated statements of comprehensive income. Additionally, the Company incurred $0.9 million in merger-related statutory filing fees and miscellaneous expense, and $0.1 million in independent contractor retention expenses recorded within the "Miscellaneous operating expenses, net" and "Purchased transportation" lines in the consolidated statements of comprehensive income.
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

The following is a summary of the allocation of purchase consideration to the estimated fair value of Swift's assets acquired and liabilities assumed in the 2017 Merger:

	September 9, 2017 Opening Balance Sheet	Adjustments ¹	Adjusted September 9, 2017 Opening Balance Sheet
	(In thousands)
Fair value of the consideration transferred	$3,976,905	$—	$3,976,905

Cash and cash equivalents	$28,484	$—	$28,484
Restricted cash and fixed maturity securities	85,615	—	85,615
Trade and other receivables	411,767	—	411,767
Prepaid expenses	44,564	—	44,564
Other current assets	19,736	—	19,736
Property and equipment	1,522,123	—	1,522,123
Identifiable intangible assets ¹	1,285,900	165,800	1,451,700
Other noncurrent assets	18,537	—	18,537
Total assets	3,416,726	165,800	3,582,526

Accounts payable	(188,411)	—	(188,411)
Accrued liabilities ²	(232,280)	(6,466)	(238,746)
Claims accruals	(306,846)	—	(306,846)
Long-term debt and capital lease obligations	(894,681)	—	(894,681)
Deferred tax liabilities ¹ ²	(741,405)	(61,900)	(803,305)
Other long-term liabilities	(18,452)	—	(18,452)
Total liabilities	(2,382,075)	(68,366)	(2,450,441)

Goodwill ¹ ²	$2,942,254	$(97,434)	$2,844,820

1	Adjustments made to identifiable intangible assets, goodwill, and deferred tax liabilities pertain to management's re-evaluation of the royalty rate used associated with certain trade names.

2
Adjustments made to accrued liabilities, goodwill, and deferred tax liabilities were due to new information obtained related to certain legal matters that were outstanding as of the 2017 Merger closing date.

The goodwill is primarily attributable to Swift's existing workforce and the synergies expected to arise after the 2017 Merger. These acquired capabilities, when combined with Knight's business, will result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either Knight or Swift. The Company allocated goodwill to its reportable segments (as presented in Note 11). The goodwill will not be deductible for tax purposes.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The estimated fair value of the acquired identifiable intangible assets is based on a valuation completed for Swift, along with related tangible assets, using a combination of the income method and comparable market transactions. Following are the details of the preliminary purchase price allocated to the identifiable intangible assets acquired:

	Estimated Life	Estimated Fair Value as of September 9, 2017	Adjustments ¹	Adjusted Estimated Fair Value as of September 9, 2017
	(years)	(thousands)
Customer relationships	10 - 20 years	$817,200	$(700)	$816,500
Trade name	indefinite	468,700	166,500	635,200
Total identifiable intangible assets		$1,285,900	$165,800	$1,451,700

1	See 1, above for nature of the adjustments made to intangible assets.
The Company's 2017 consolidated financial statements include Swift's results of operations after September 8, 2017 (closing of the 2017 Merger) through December 31, 2018. During 2017, Swift's total revenue and net income included within the Company's consolidated operating results was $1.3 billion and $95.7 million, respectively. Swift's net income for this period includes a $16.8 million impairment charge primarily related to termination of implementation of Swift's ERP system, as well as $12.9 million related to the amortization of intangibles acquired in the 2017 Merger.
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
The results of the acquired business have been included in the consolidated financial statements since the date of acquisition and represent 2.0% in 2019 and 1.6% in 2018 of consolidated total revenue, and 2.3% in 2019 and 2.1% in 2018 of consolidated net income attributable to Knight-Swift . The acquired business also represented 1.6% and 1.7% of consolidated total assets as of December 31, 2019 and 2018, respectively.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table summarizes the fair value of the consideration transferred as of the acquisition date, including any adjustments during the measurement period:

	March 16, 2018 Opening Balance Sheet	Adjustments	Adjusted March 16, 2018 Opening Balance Sheet
	(in thousands)
Fair value of the consideration transferred	$103,223	$124	$103,347

Cash	1,654	—	1,654
Trade receivables	11,745	1,265	13,010
Other assets	7,785	842	8,627
Property and equipment	41,403	(41)	41,362
Identifiable intangible assets ¹	23,000	(400)	22,600
Total assets	85,587	1,666	87,253

Accounts payable	1,959	1,577	3,536
Accrued liabilities	2,419	4,942	7,361
Claims accruals	230	179	409
Total liabilities	4,608	6,698	11,306

Goodwill	$22,244	$5,156	$27,400

1	Includes $17.9 million in customer relationships and a $4.7 million trade name.
The above adjustments were related to the completion of an independent valuation of certain acquired intangible assets, the identification of liabilities associated with capital expenditures incurred prior to the acquisition, adjustments for Abilene’s adoption of ASC Topic 606, and the associated deferred tax asset impact of these adjustments. No material statement of comprehensive income effects were identified with these adjustments.
Consolidated Pro Forma Information
The following unaudited pro forma information combines the historical operations of Knight-Swift and Abilene giving effect to the Abilene Acquisition and related transactions as if they had been consummated on January 1, 2018, the beginning of the comparative periods presented.

2018
(in thousands, except per share data)
Total revenue	$5,366,551
Net income attributable to Knight-Swift	$419,812
Earnings per diluted share	$2.36

The unaudited pro forma condensed combined financial information has been presented for comparative purposes only and includes certain adjustments such as recognition of assets acquired at estimated fair values and related depreciation and amortization, elimination of transaction costs incurred by Knight-Swift and Abilene during the periods presented that were directly related to the Abilene Acquisition and related income tax effects. As a result of the Abilene Acquisition, the Company incurred certain acquisition-related expenses totaling $0.2 million during 2018. The acquisition-related expenses that the Company incurred from the Abilene Acquisition are eliminated from presentation of the unaudited pro forma net income presented above.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Other Acquisition
On January 1, 2020, the Company purchased 100.0% of the equity interests of a small company, complementary to its suite of services, for total consideration of approximately $72.5 million. This consisted of $48.2 million in cash consideration and approximately $24.3 million in potential payments to the former shareholders, contingent upon the achievement of certain performance thresholds. The acquisition is not considered significant and does not require separate reporting.

Note 6 — Restricted Investments, Held-to-Maturity
The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments:

	December 31, 2019
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$8,912	$4	$(1)	$8,915
Restricted investments, held-to-maturity	$8,912	$4	$(1)	$8,915

	December 31, 2018
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$15,296	$1	$(16)	$15,281
Municipal bonds	1,082	—	—	1,082
Negotiable certificates of deposit	1,035	—	—	1,035
Restricted investments, held-to-maturity	$17,413	$1	$(16)	$17,398

As of December 31, 2019, the contractual maturities of the restricted investments were one year or less. There were 7 and 20 securities that were in an unrealized loss position, all for less than twelve months as of December 31, 2019 and 2018, respectively. The Company did not recognize any impairment losses related to restricted investments during 2019, 2018, or 2017.
Refer to Note 2 for accounting policy and Note 23 for additional information regarding fair value measurements of restricted investments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 7 — Transportation Resource Partners
Since 2003, Knight has entered into partnership agreements with entities that make privately-negotiated equity investments, including Transportation Resource Partners ("TRP"), Transportation Resource Partners III, LP ("TRP III"), TRP Capital Partners, LP ("TRP IV"), TRP CoInvest Partners, (NTI) I, LP ("TRP Coinvestment NTI"), TRP CoInvest Partners, (QLS) I, LP ("TRP Coinvestment QLS"), and TRP Coinvest Partners, FFR I, LP ("TRP Coinvestment FFR"). In these agreements, Knight committed to invest in return for an ownership percentage.
The following table presents ownership and commitment information for Knight's investments in TRP partnerships:

	December 31, 2019
	Knight's Ownership Interest [1]	Total Commitment (All Partners)	Knight's Contracted Commitment	Knight's Remaining Commitment
	(Dollars in thousands)
TRP – equity investment [2]	2.4%	$260,000	$5,500	$—
TRP III – equity method investment [3]	4.9%	$245,000	$15,000	$1,715
TRP IV – equity investment 2 4	4.4%	$116,000	$4,900	$750
TRP Coinvestment NTI – equity method investment [5]	8.3%	$120,000	$10,000	$—
TRP Coinvestment QLS – equity method investment [5]	25.0%	$39,000	$9,735	$—
TRP Coinvestment FFR – equity method investment 5 6	7.4%	$66,555	$4,950	$—

1	The Company's share of the results is included within "Other income, net" in the consolidated statements of comprehensive income.

2	In accordance with ASC Topic 321, Investments – Equity Securities, these investments are recorded at cost minus impairment.

3	Management anticipates that the following amounts will be due: $1.7 million in 2020.

4	Management anticipates that the following amounts will be due: $0.1 million in 2020, $0.2 million from 2021 through 2022, $0.2 million from 2023 through 2024, and $0.3 million thereafter.

5
The TRP Coinvestments are unconsolidated majority interests. Management considered the criteria set forth in ASC 323, Investments – Equity Method and Joint Ventures, to establish the appropriate accounting treatment for these investments. This guidance requires the use of the equity method for recording investments in limited partnerships where the "so minor" interest is not met. As such, the investments are being accounted for under the equity method. Knight's ownership interest reflects its ultimate ownership of the portfolio companies underlying the TRP Coinvestment NTI, TRP Coinvestment QLS, and TRP Coinvestment FFR legal entities.

6	The Company entered into the agreement in the first quarter of 2019.
Net investment balances included in "Other long-term assets" in the consolidated balance sheets were as follows:

	December 31,
	2019	2018
	(in thousands)
TRP – equity investment ¹	$—	$211
TRP III – equity method investment	252	1,781
TRP IV – equity investment ¹	3,068	2,022
TRP Coinvestment NTI – equity method investment	6,225	5,547
TRP Coinvestment QLS – equity method investment	16,383	11,085
TRP Coinvestment FFR – equity method investment	4,950	—
Total carrying value	$30,878	$20,646

1	In accordance with ASC Topic 321, Investments – Equity Securities, these investments are recorded at cost minus impairment.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 8 — Trade Receivables, net
Trade receivables balances were as follows:

	December 31,
	2019	2018 ¹
	(In thousands)
Trade customers	$511,487	$581,475
Equipment manufacturers	5,146	7,166
Other	20,092	28,942
Trade receivables	536,725	617,583
Less: Allowance for doubtful accounts	(18,178)	(16,355)
Trade receivables, net	$518,547	$601,228

1	Refer to Note 1 for change in presentation regarding "Contract balance – revenue in transit"
The following is a rollforward of the allowance for doubtful accounts for trade receivables:

	2019	2018	2017
	(In thousands)
Beginning balance	$16,355	$14,829	$2,727
Provision (reduction)	16,925	(3,092)	4,671
Write-offs directly against the reserve	(2,652)	(1,362)	(1,583)
Write-offs for revenue adjustments	(12,450)	5,861	(3,758)
Other ¹	—	119	12,772
Ending balance	$18,178	$16,355	$14,829

1
Increase in allowance for doubtful accounts relates to trade receivables assumed in 2017 from Swift as part of the 2017 Merger and in 2018 from the Abilene Acquisition. See Note 5 for further details regarding these transactions.

See Note 15 for a discussion of the Company's accounts receivable securitization program and the related accounting treatment.

Note 9 — Notes Receivable, net
The Company provides financing to independent contractors and other third-parties on equipment sold or leased. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments, ranging from 5% to 18%. Notes receivable are included in "Other current assets" and "Other long-term assets" in the consolidated balance sheets and were comprised of:

	December 31,
	2019	2018
	(In thousands)
Notes receivable from independent contractors	$9,167	$9,318
Notes receivable from third parties	6,164	7,075
Gross notes receivable	15,331	16,393
Allowance for doubtful notes receivable	(503)	(1,051)
Total notes receivable, net of allowance	$14,828	$15,342

Current portion, net of allowance	4,163	4,563
Long-term portion	$10,665	$10,779

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following is a rollforward of the allowance for doubtful notes receivable:

	2019	2018	2017
	(In thousands)
Beginning balance	$1,051	$1,040	$240
(Reduction) provision	(137)	(100)	574
Write-offs	(411)	(103)	(53)
Other ¹	—	214	279
Ending balance	$503	$1,051	$1,040

1
Represents an increase in allowance for doubtful notes associated with notes receivable assumed in 2017 from Swift as part of the 2017 Merger and in 2018 from the Abilene Acquisition. See Note 5 for further details regarding these transactions.

Note 10 — Assets Held for Sale
The Company expects to sell its assets held for sale within the next twelve months. Revenue equipment held for sale totaled $41.8 million and $40.0 million as of December 31, 2019 and 2018, respectively. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the consolidated statements of comprehensive income were $32.9 million during 2019 and $37.0 million during 2018.
The Company's net carrying value of land and facilities classified as held for sale in the consolidated balance sheets as of December 31, 2019 and December 31, 2018 was zero.
In 2019, the Company incurred $0.4 million of impairment losses related to certain Swift legacy trailer models as a result of a softer used equipment market. The Company did not recognize any impairment losses related to assets held for sale during 2018 and 2017.

Note 11 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amounts of goodwill were as follows:

	2019	2018
	(In thousands)
Goodwill at beginning of period	$2,919,176	$2,887,867
Amortization relating to deferred tax assets	(232)	(17)
Abilene Acquisition ¹	48	27,352
Goodwill related to 2017 Merger ²	—	3,974
Goodwill at end of period	$2,918,992	$2,919,176

1	The goodwill associated with the Abilene Acquisition was allocated to the Trucking segment. See Note 5 regarding the amount attributed to adjustments to the March 17, 2018 opening balance sheet.

2	The goodwill adjustment associated with the 2017 Merger was allocated to the Trucking segment. See Note 5 regarding the nature of the adjustment.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following presents the components of goodwill by segment as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	Net Carrying Amount ¹	Net Carrying Amount ¹
	(In thousands)
Trucking	$2,658,106	$2,658,290
Intermodal	175,594	175,594
Logistics	42,512	42,512
Non-reportable	42,780	42,780
Goodwill	$2,918,992	$2,919,176

1
Except for the net accumulated amortization related to deferred tax assets in the Trucking segment, the net carrying amount and gross carrying amount are equal since there are no accumulated impairment losses.

There were no impairments identified during annual goodwill impairment testing in 2019, 2018, or 2017.
Other Intangible Assets
Other intangible asset balances were as follows:

	December 31,
	2019	2018
	(In thousands)
Customer relationships and non-compete:
Gross carrying amount ¹	$839,516	$838,100
Accumulated amortization	(99,957)	(57,081)
Customer relationships and non-compete, net	739,559	781,019
Trade names:
Gross carrying amount	639,900	639,900
Intangible assets, net	$1,379,459	$1,420,919

1	The $1.4 million increase in the gross carrying amount of intangible assets from December 31, 2018 to December 31, 2019 is primarily due to a small acquisition that occurred during 2019.
The following table presents amortization of intangible assets related to the 2017 Merger and intangible assets related to various acquisitions:

	2019	2018	2017
	(In thousands)
Amortization of intangible assets related to the 2017 Merger	$41,375	$41,375	$12,872
Amortization related to other intangible assets	1,501	1,209	500
Amortization of intangibles	$42,876	$42,584	$13,372

Identifiable intangible assets subject to amortization have been recorded at fair value. Intangible assets related to acquisitions other than the 2017 Merger are amortized over a weighted-average amortization period of 17.3 years. The Company's customer relationship intangible assets related to the 2017 Merger are being amortized over a weighted average amortization period of 19.9 years.
As of December 31, 2019, management anticipates that the composition and amount of amortization associated with intangible assets will be $42.8 million for each of the years 2020 and 2021, $42.7 million in 2022, and $42.4 million in each of the years 2023 and 2024. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.
See Note 2 for accounting policies regarding goodwill and other intangible assets.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 12 — Accrued Payroll and Purchased Transportation and Accrued Liabilities
The following table presents the composition of accrued payroll and purchased transportation:

	December 31,
	2019	2018
	(In thousands)
Accrued payroll ¹	$70,534	$68,121
Accrued purchased transportation	39,531	58,343
Accrued payroll and purchased transportation	$110,065	$126,464

1
Accrued payroll includes accruals related to the various 401(k) plans the Company offers to its employees. In order to qualify for these plans, employees must meet the minimum age requirement (18 years) and have completed ninety days of service with the Company. Employees' rights to employer contributions are fully vested after five years from their date of employment. The plans offer discretionary matching contributions of the greater of 100% up to 3.0% of an employee's eligible compensation or $2,000.

The Company's employee benefits expense for matching contributions related to the 401(k) plans was approximately $8.8 million, $8.7 million, and $3.9 million in 2019, 2018, and 2017, respectively. This expense was included in "Salaries, wages, and benefits" in the consolidated statements of comprehensive income. As of December 31, 2019 and 2018, the balance above included $9.1 million and $6.4 million, respectively, in matching contributions for the 401(k) plans.
The following table presents the composition of accrued liabilities:

	December 31,
	2019	2018
	(In thousands)
Accrued legal ¹	$121,312	$90,789
Other	53,910	60,711
Accrued liabilities	$175,222	$151,500

1	See Note 19 for details regarding the Company's legal accruals.

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
Claims accruals were comprised of the following:

	December 31,
	2019	2018
	(In thousands)
Auto reserves	$224,541	$222,004
Workers’ compensation reserves	108,035	120,522
Independent contractor claims reserves	8,044	12,170
Cargo damage reserves	2,818	2,998
Employee medical reserves	4,279	3,677
Claims accruals	347,717	361,371
Less: current portion of claims accruals	(150,805)	(160,044)
Claims accruals, less current portion	$196,912	$201,327

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Self Insurance
Automobile Liability, General Liability, and Excess Liability — Effective November 1, 2019, the Company has $130.0 million excess auto liability ("AL") coverage.  From November 1, 2018 to October 31, 2019, the Company had $250.0 million excess AL coverage.  Prior to November 1, 2018, Swift’s excess AL coverage was $250.0 million and Knight’s excess AL coverage was $130.0 million.  During the above policy periods, Swift AL claims are subject to a $10.0 million self-insured retention ("SIR") per occurrence and Knight AL claims are subject to a $1.0 million to $3.0 million SIR per occurrence.  Additionally, Knight carries a $2.5 million aggregate deductible for any loss or losses within the $5.0 million excess of $5.0 million layer of coverage.
Cargo Damage and Loss — The Company is insured against cargo damage and loss with liability limits of $2.0 million per truck or trailer with a $10.0 million limit per occurrence. This coverage also includes a $1.0 million limit for tobacco loads and a $250 thousand deductible.
Workers' Compensation and Employers' Liability — The Company is self-insured for workers' compensation coverage. Swift maintains statutory coverage limits, subject to a $5.0 million SIR for each accident or disease. Effective March 1, 2019, Knight maintains statutory coverage limits, subject to a $2.0 million SIR for each accident or disease. Prior to March 1, 2019, the Knight SIR was $1.0 million per occurrence.
Employee Health Care — Through December 31, 2019, Knight maintained primary and excess coverage for employee medical expenses and hospitalization, with a $0.3 million self-insured retention per claimant, while Swift was fully insured on its medical benefits (subject to contributed premiums). Effective January 1, 2020, Knight-Swift provides primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $0.3 million per claimant to all employees.
See Note 2 for accounting policy regarding the Company's claims accruals.

Note 14 — Income Taxes
The following table presents the Company's income tax expense:

	2019	2018	2017
	(In thousands)
Current expense:
Federal	$50,703	$44,357	$4,868
State	16,616	22,300	8,337
Foreign	5,526	3,124	133
	72,845	69,781	13,338
Deferred expense (benefit):
Federal	28,618	59,508	(323,326)
State	3,712	1,639	17,731
Foreign	(1,377)	461	541
	30,953	61,608	(305,054)
Income tax expense (benefit)	$103,798	$131,389	$(291,716)

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Rate Reconciliation — Expected tax expense is computed by applying the US federal corporate income tax rate of 21.0% to earnings before income taxes for 2019 and 2018, and 35.0% for 2017. Actual tax expense differs from expected tax expense as follows:

	2019	2018	2017
	(In thousands)
Computed "expected" tax expense	$86,935	$117,478	$67,798
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	17,803	19,256	4,871
Statutory rate change effect on deferred taxes	—	452	(367,000)
Other	(940)	(5,797)	2,615
Income tax expense (benefit)	$103,798	$131,389	$(291,716)

Deferred Income Taxes — The components of the net deferred tax asset (liability) included in "Deferred tax liabilities" in the consolidated balance sheets were:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Claims accrual	$80,019	$79,675
Allowance for doubtful accounts	5,478	5,333
Amortization of stock options	5,769	5,325
Accrued liabilities	32,284	27,692
Vacation accrual	3,380	3,499
Other	8,595	8,759
Total deferred tax assets	135,525	130,283
Valuation allowance	—	—
Total deferred tax assets, net	135,525	130,283
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(550,521)	(503,570)
Prepaid taxes, licenses, and permits deducted for tax purposes	(11,168)	(10,933)
Intangible assets	(345,555)	(354,944)
Other	—	(374)
Total deferred tax liabilities	(907,244)	(869,821)
Deferred tax liabilities	$(771,719)	$(739,538)

Valuation Allowance — As of December 31, 2019, the Company had a federal net operating loss carryforward with estimated tax effects of $0.2 million. The federal net operating loss will expire at various times between 2030 and 2032. As of December 31, 2019, the Company had state income tax credit carryforwards for which a deferred tax asset was recorded in the amount of $0.1 million and expires in the year 2022. The Company has not established a valuation allowance as it has been determined that, based upon available evidence, a valuation allowance is not required. Management asserts that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. All other deferred tax assets are expected to be realized and utilized by continued profitability in future periods.
Cumulative Undistributed Foreign Earnings — As of December 31, 2019, foreign withholding taxes have not been provided on approximately $85.7 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the US. As such, the Company is not required to provide withholding taxes on these earnings until they are repatriated in the form of dividends or otherwise.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Unrecognized Tax Benefits — The Company's unrecognized tax benefits as of December 31, 2019 would favorably impact the Company's effective tax rate if subsequently recognized.
See Note 2 for accounting policy related to the Company's income taxes.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2019, 2018, and 2017 is as follows:

	2019	2018	2017
	(In thousands)
Unrecognized tax benefits at beginning of year	$7,423	$7,096	$729
Increases for tax positions taken prior to beginning of year	38	1,056	5,432
Increases for tax positions taken in the current year	—	—	935
Decreases for tax positions taken prior to beginning of year	(3,378)	(729)	—
Unrecognized tax benefits at end of year	$4,083	$7,423	$7,096

Increases for tax positions related to the benefit received for federal deductions taken on the Company's subsidiary amended return for the 2015 tax year. Decreases in tax positions related primarily to the release of the FIN 48 reserve for federal deductions, federal credits, and various state apportionment issues for years ranging from 2000 through 2013. The Company anticipates a decrease of $1.0 million of unrecognized tax benefits during the next twelve months.
Interest and Penalties — Accrued interest and penalties as of December 31, 2019 and 2018 were approximately $0.4 million and $1.4 million, respectively.
Tax Examinations — The Company is currently under examination by the IRS for the 2012 tax year and management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Certain of the Company's subsidiaries are also currently under examination by various state jurisdictions for tax years ranging from 2013 to 2017. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2014 remain subject to examination.

Note 15 — Accounts Receivable Securitization
The 2018 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheets. As of December 31, 2019, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2018 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of December 31, 2019. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table summarizes the key terms of the 2018 RSA (dollars in thousands):

Effective	July 11, 2018
Final maturity date	July 9, 2021
Borrowing capacity	$325,000
Accordion option ¹	$175,000
Unused commitment fee rate ²	20 to 40 basis points
Program fees on outstanding balances ³	one month LIBOR + 80 to 100 basis points

1	The accordion option increases the maximum borrowing capacity, subject to participation by the purchasers.

2	The 2018 RSA commitment fee rate is based on the percentage of the maximum borrowing capacity utilized.

3
The 2018 RSA program fee is based on the Company's consolidated total net leverage ratio. As identified within the 2018 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement index for LIBOR.

Availability under the 2018 RSA is calculated as follows:

	December 31,
	2019	2018
	(In thousands)
Borrowing base, based on eligible receivables	$299,100	$325,000
Less: outstanding borrowings ¹	(205,000)	(240,000)
Less: outstanding letters of credit	(70,841)	(70,900)
Availability under accounts receivable securitization facilities	$23,259	$14,100

1
Outstanding borrowings are included in "Accounts receivable securitization" in the consolidated balance sheets. Interest accrued on the aggregate principal balance at a rate of 2.6% and 3.2%, as of December 31, 2019 and 2018, respectively.

Program fees and unused commitment fees are recorded in "Interest expense" in the consolidated statements of comprehensive income. The Company's accounts receivable securitization incurred program fees of $7.2 million in 2019, $8.1 million in 2018, and $2.2 million in 2017.
Refer to Note 23 for information regarding the fair value of the 2018 RSA.

Note 16 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 15 and its outstanding finance lease obligations as discussed in Note 17, the Company's long-term debt consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Term Loan, due October 2020, net ¹ ² ³	$364,825	$364,590
Other long-term debt, including current portion	—	421
Total long-term debt, including current portion	364,825	365,011
Less: current portion of long-term debt	(364,825)	(421)
Long-term debt, less current portion	$—	$364,590

	December 31,
	2019	2018
	(In thousands)
Total long-term debt, including current portion	$364,825	$365,011
Revolver, due October 2022 1 4	279,000	195,000
Long-term debt, including revolving line of credit	$643,825	$560,011

1	Refer to Note 23 for information regarding the fair value of debt.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

2	Net of $0.2 million and $0.4 million deferred loan costs at December 31, 2019 and 2018, respectively.

3	The Term Loan is due October 2, 2020. The Company intends to refinance prior to maturity.

4
The Company also had outstanding letters of credit under the Revolver, primarily related to workers' compensation and self-insurance liabilities of $28.3 million and $36.6 million at December 31, 2019 and 2018, respectively.

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
The following table presents the key terms of the 2017 Debt Agreement:

	Term Loan	Revolver ³
2017 Debt Agreement Terms:	(Dollars in thousands)
Maximum borrowing capacity	$400,000	$800,000
Final maturity date	October 2, 2020	October 3, 2022
Interest rate minimum margin ¹	LIBOR	LIBOR
Interest rate minimum margin ²	0.88%	0.88%
Interest rate maximum margin ²	1.50%	1.50%
Minimum principal payment — amount	$—	$—
Minimum principal payment — frequency	Once	Once
Minimum principal payment — commencement date	October 2, 2020	October 3, 2022

1
As is currently customary in financing transactions, discussions of a replacement index for LIBOR will be included as the Company negotiates any refinancing of the Term Loan and associated 2017 Debt Agreement.

2
The interest rate margin for the Term Loan and Revolver is based on the Company's consolidated leverage ratio. As of December 31, 2019, interest accrued at 2.792% on the Term Loan and 2.770% on the Revolver. As of December 31, 2018, interested accrued at 3.522% on the Term Loan and 3.448% on the Revolver.

3
The commitment fee for the unused portion of the Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.07% to 0.20%. As of December 31, 2019 and 2018, commitment fees on the unused portion of the Revolver accrued at 0.100% and outstanding letter of credit fees accrued at 1.000%.

Pursuant to the 2017 Debt Agreement, the Revolver and the Term Loan contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2017 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2017 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2017 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2017 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which would be restricted only if a default or event of default had occurred and was continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of December 31, 2019 and 2018, the Company was in compliance with the debt covenants that the 2017 Debt Agreement was subject to.
Borrowings under the 2017 Debt Agreement are guaranteed by Knight-Swift Transportation Holdings Inc., and certain of the Company's domestic subsidiaries (other than its captive insurance subsidiaries, driving academy subsidiary, and bankruptcy-remote special purpose subsidiary).
See Note 23 for fair value disclosures regarding the Company's debt instruments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 17 — Leases
Lessee Disclosures for Lease Accounting under ASC Topic 842
Lease Cost — The components of the Company's lease cost were as follows:

2019
(in thousands)
Operating lease cost:
Operating lease costs	$120,201
Short-term lease cost ¹	2,897
Sublease income	(360)
Rental expense	122,738

Finance lease cost:
Amortization of property and equipment	19,878
Interest expense	3,048
Total finance lease cost	22,926

Total operating and finance lease costs	$145,664

1	Short-term lease cost includes leases with a term of twelve months or less, as well as month-to-month leases and variable lease costs.
Lease Liability Calculation Assumptions — The assumptions underlying the calculation of the Company's right-of-use assets and lease liabilities are disclosed below.

	December 31, 2019
	Operating	Finance
Revenue equipment leases
Weighted average remaining lease term	2.4 years	2.3 years
Weighted average discount rate	2.6%	3.3%

Real estate and other leases
Weighted average remaining lease term	13.3 years	—
Weighted average discount rate	4.3%	—%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Maturity Analysis of Lease Liabilities (as Lessee) — Future minimum lease payments for all noncancelable leases were:

	December 31, 2019
	Operating	Finance
	(In thousands)
2020	$83,919	$14,963
2021	44,482	30,711
2022	26,755	18,508
2023	13,764	1,342
2024	4,046	9,553
Thereafter	22,309	—
Future minimum lease payments	195,275	75,077
Less: amounts representing interest	(19,014)	(4,868)
Present value of minimum lease payments	176,261	70,209
Less: current portion	(80,101)	(12,826)
Lease liabilities – less current portion	$96,160	$57,383

Supplemental Cash Flow Lease Disclosures — The following table sets forth cash paid for amounts included in the measurement of lease liabilities:

2019
(in thousands)
Operating cash flows for operating leases	$121,737
Operating cash flows for finance leases	3,048
Financing cash flows for finance leases	115,642

Refer to Note 24 for information regarding the leasing transactions between the Company and its related parties.
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
The owned assets underlying the Company's leases as lessor primarily consist of revenue equipment. As of December 31, 2019, the gross carrying value of such revenue equipment underlying these leases was $91.6 million and accumulated depreciation was $18.6 million. Depreciation is calculated on a straight-line basis down to the residual value, as applicable, over the estimated useful life of the equipment. Depreciation expense for these assets was $16.4 million for 2019.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Lease Revenue and Rental Income — The components of the Company's lease revenue are included in "Revenue, excluding trucking fuel surcharge" and the Company's rental income is included in "Other income, net" in the consolidated statements of comprehensive income. These amounts are disclosed in the table below.

2019
(in thousands)
Operating lease revenue	$46,858
Variable lease revenue	2,169
Total lease revenue ¹	$49,027

Rental income ²	$9,982

1	Primarily represents operating revenue earned by the Company's financing subsidiaries for leasing equipment to third-party independent contractors.

2	Represents non-operating income earned from leasing real estate to third parties.
Maturity Analysis of Future Lease Revenues (as Lessor) — Future minimum lease revenues for all noncancelable leases were:

December 31, 2019
(In thousands)
2020	$46,480
2021	33,607
2022	20,989
2023	8,386
2024	988
Thereafter	842
Future minimum lease revenues	$111,292

Refer to Note 24 for information regarding the leasing transactions between the Company and related parties.
December 31, 2018 (ASC Topic 840 Disclosures)
Note: The ASC Topic 840 Comparative Approach for adopting ASC Topic 842 requires companies to provide disclosures for all periods that continue to be in accordance with ASC Topic 840. Refer to Note 3 for more information regarding the Company's adoption methods and impact of adoption for ASC Topic 842.
The Company finances a portion of its revenue equipment under capital and operating leases and certain terminals under operating leases.
Capital Leases (as Lessee) — The Company's capital leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term. Certain leases contain renewal or fixed price purchase options. The present value of obligations under capital leases is included under "Capital lease obligations and long-term debt – current portion" and "Capital lease obligations – less current portion" in the consolidated balance sheets. As of December 31, 2018, the leases were collateralized by revenue equipment with a cost of $154.3 million and accumulated amortization of $34.2 million. Amortization of the equipment under capital leases is included in "Depreciation and amortization of property and equipment" in the Company's consolidated statements of comprehensive income.
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

Note 18 — Purchase Commitments
As of December 31, 2019, the Company had outstanding commitments to acquire revenue equipment of $571.8 million in 2020 ($400.6 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, finance leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of December 31, 2019, the Company had outstanding purchase commitments to acquire facilities and non-revenue equipment of $6.2 million in 2020, $1.0 million in the two-year period 2021 through 2022, and $0.2 million in 2023 and 2024, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $121.3 million and $90.8 million relating to the Company's outstanding legal proceedings as of December 31, 2019 and 2018, respectively.
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
Recent Developments and Current Status
In February 2019, the court granted final approval of the Slack settlement. Additionally, in July 2019, the court granted final approval of the settlement in the Hedglin matter. Both settlements have been paid as of December 31, 2019.

CRST Expedited
Plaintiff alleges tortious interference with contract and unjust enrichment related to non-competition agreements entered into with certain of its drivers.
Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
CRST Expedited, Inc.	Swift Transportation Co. of Arizona LLC.	March 20, 2017	United States District Court for the Northern District of Iowa
Recent Developments and Current Status
In July 2019, a jury issued an adverse verdict in this lawsuit. In December 2019, the Court reduced the jury verdict. The Company is reviewing all options including if necessary, an appeal. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of December 31, 2019.

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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. In January 2020, the Court granted final approval of the settlement. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of December 31, 2019.

Arizona Minimum Wage Class Action
The plaintiffs generally allege one or more of the following: 1) failure to minimum wage for the first day of orientation; 2) failure to pay minimum wage for time spent studying; 3) failure to pay minimum wage for 16 hours per day; and 4) failure to pay minimum wage for the first eight hours of sleeper berth time.

Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Pamela Julian ¹	Swift Transportation Co., Inc. and Swift Transportation Co. of Arizona LLC	December 29, 2015	United States District Court for the District of Arizona
Recent Developments and Current Status
In December 2019, the court awarded damages for failure to pay minimum wage for 16 hours per day. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of December 31, 2019.

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
Recent Developments and Current Status
In January 2020, the court granted final approval of the settlement in this matter. Based on the above, the likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of December 31, 2019.

1	Individually and on behalf of all others similarly situated.

Note 20 — Share Repurchase Plans
On June 1, 2018, the Board approved the repurchase of up to $250.0 million of the Company's outstanding common stock (the "2018 Knight-Swift Share Repurchase Plan"). With the adoption of the 2018 Knight-Swift Share Repurchase Plan, the Company terminated the previous share repurchase plan (the "Swift Share Repurchase Plan"). This Swift Share Repurchase Plan was authorized in February 2016, by Swift's board of directors for the repurchase of up to $150.0 million of Swift common stock. When terminated, the Swift Share Repurchase Plan had approximately $62.9 million in remaining authorized purchases.
On May 31, 2019, the Company announced that the Board approved the repurchase of up to $250.0 million worth of the Company's outstanding common stock (the "2019 Knight-Swift Share Repurchase Plan"). With the adoption of the 2019 Knight-Swift Share Repurchase Plan, the Company terminated the 2018 Knight-Swift Share Repurchase Plan. There was approximately $0.2 million of authorized purchases remaining under the 2018 Knight-Swift Share Repurchase Plan upon termination.

The following table presents the Company's repurchases of its common stock under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		2019		2018
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
	(in thousands)
June 1, 2018 ¹	$250,000	2,315	$70,500	5,892	$179,318
May 30, 2019 ²	$250,000	559	16,392	—	—
		2,874	$86,892	5,892	$179,318

1	As of December 31, 2018, $70.7 million remained available under the 2018 Knight-Swift Share Repurchase Plan.

2	As of December 31, 2019, $233.6 million remained available under the 2019 Knight-Swift Share Repurchase Plan.
Refer to Note 24 for a discussion of share repurchase transactions conducted with related parties.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 21 — Stock-based Compensation
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
2014 Stock Plan — Currently, the 2014 Stock Plan, as amended and restated, is the Company’s only compensatory stock-based incentive plan. The previous 2014 stock plan replaced Swift's 2007 Omnibus Incentive Plan when it was adopted by Swift's board of directors in March 2014 and then approved by the Swift stockholders in May 2014. The previous 2014 stock plan was amended and restated to rename the plan and for other administrative changes relating to the 2017 Merger. The terms of the 2014 Stock Plan, as amended and restated, remain substantially the same as the previous 2014 stock plan. The 2014 Stock Plan, as amended and restated, permits the payment of cash incentive compensation and authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, cash-based awards, and stock-based awards to the Company's employees and non-employee directors. As of December 31, 2019, the aggregate number of shares remaining available under the 2014 Stock Plan was approximately 1.8 million.
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
Stock-based Compensation Expense
Stock-based compensation expense, net of forfeitures, which is included in "Salaries, wages, and benefits" in the consolidated statements of comprehensive income is comprised of the following:

	2019	2018	2017
	(In thousands)
Stock options	$1,149	$1,678	$1,788
Restricted stock units and restricted stock awards	9,734	8,019	4,004
Performance units	2,492	1,791	450
Stock-based compensation expense – equity awards	$13,375	$11,488	$6,242
Stock-based compensation expense – liability awards ¹	2,663	899	148
Total stock-based compensation expense, net of forfeitures	$16,038	$12,387	$6,390
Income tax benefit ²	$3,344	$3,097	$2,415

1
Includes awards granted to executive management in November of 2019, 2018, and 2017 that ultimately settle in cash upon fulfilling a requisite service period (for restricted stock units) and fulfilling a requisite service period and achieving performance targets (for performance units).

2	The income tax benefit is calculated by applying the effective tax rate to stock-based compensation expense for equity awards, as the expense associated with liability awards is not tax deductible.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Unrecognized Stock-based Compensation Expense
The following table presents the total unrecognized stock-based compensation expense and the expected weighted average period over which these expenses will be recognized:

	December 31, 2019
	Expense	Weighted Average Period
	(In thousands)	(In years)
Equity awards – Stock options	$853	1.0
Equity awards – Restricted stock units and restricted stock awards	28,463	2.1
Equity awards – Performance units	5,644	2.6
Liability awards – Restricted stock units and performance units	5,757	2.1
Total unrecognized stock-based compensation expense	$40,717	2.2

Stock Award Grants

	2019	2018	2017
Stock options	—	—	497,421
Restricted stock units and restricted stock awards	588,819	420,014	266,958
Performance units	102,776	106,785	44,244
Equity awards granted	691,595	526,799	808,623
Liability awards granted ¹ ²	80,927	91,268	77,620
Total stock awards granted	772,522	618,067	886,243

1	Includes 48,556, 54,761, and 46,572 performance units in 2019, 2018, and 2017, respectively.

2	Includes 32,371, 36,507, and 31,048 restricted stock units in 2019, 2018, and 2017, respectively.
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
A summary of 2019 stock option activity follows:

Stock options outstanding:	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ¹
			(In years)	(In thousands)
Stock options outstanding at December 31, 2018	1,321,605	$27.13	2.6	$2,690
Granted	—	—
Exercised ²	(443,288)	23.80
Expired	(150,399)	32.69
Forfeited	(27,245)	30.68
Stock options outstanding at December 31, 2019	700,673	$27.90	1.7	$5,563
Aggregate number of stock options expected to vest at a future date as of December 31, 2019 ³	271,965	$30.34	2.0	$1,496
Exercisable at December 31, 2019	425,090	$26.28	1.5	$4,064

1	The aggregate intrinsic value was computed using the closing share price on December 31, 2019 of $35.84 and on December 31, 2018 of $25.07, as applicable.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

2	Includes 1,721 swapped shares which were excluded from the "Common stock issued to employees" activity on the Consolidated Statements of Stockholders' Equity.

3	Net of the applied, estimated forfeiture rate.
The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-valuation model. The following table presents the weighted average assumptions used in the fair value computation:

Stock option fair value assumptions:	2017
Dividend yield ¹	0.72%
Risk-free rate of return ²	1.49%
Expected volatility ³	27.95%
Expected term (in years) [4]	3.2
Weighted average fair value of stock options granted	$6.78

1	The dividend yield assumption is based on Knight's historical experience and anticipated future dividend payouts.

2	The risk-free interest rate assumption is based on the US Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.

3	Expected volatility of the Company's common stock is determined based on Knight's historical data.

4
The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and was determined based on an analysis of historical exercise behavior.

The following table summarizes stock option exercise information for the years presented:

Stock option exercises	2019	2018	2017
	(In thousands, except share data)
Number of stock options exercised	443,288	533,226	589,020
Intrinsic value of stock options exercised	$5,183	$11,745	$8,792
Cash received upon exercise of stock options	$10,478	$10,815	$13,159
Income tax benefit	$221	$1,685	$1,833

The following table is a rollforward of the Company's unvested stock options:

Unvested stock options:	Shares	Weighted Average Fair Value
Unvested stock options at December 31, 2018	582,341	$5.69
Granted	—	—
Vested	(278,076)	5.38
Forfeited and canceled	(28,682)	5.98
Unvested stock options at December 31, 2019	275,583	$5.97

The total fair value of the shares vested during 2019, 2018, and 2017 was $1.5 million, $2.0 million, and $1.7 million, respectively.

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
The following table is a rollforward of unvested restricted stock units, including restricted stock units classified as equity and those classified as liabilities:

Unvested restricted stock units:	Number of Awards	Weighted Average Fair Value ¹
Unvested restricted stock units at December 31, 2018	1,169,974	$30.14
Granted	621,190	29.32
Vested ²	(266,277)	31.46
Forfeited	(76,692)	34.03
Unvested restricted stock units at December 31, 2019	1,448,195	$29.78

1	The fair value of each restricted stock unit is based on the closing market price on the grant date.

2
Includes 75,559 shares withheld for taxes and 10,556 units settled in cash which were excluded from the "Common stock issued to employees" activity on the Consolidated Statements of Stockholders' Equity.

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
The following table is a rollforward of unvested performance units, including performance units classified as equity and those classified as liabilities:

Unvested performance units:	Shares	Weighted Average Fair Value
Unvested performance units at December 31, 2018	309,179	$29.50
Granted	151,332	$37.24
Vested	—	$—
Forfeited	(56,817)	$26.59
Unvested performance units at December 31, 2019 ¹	403,694	$35.53

1
The performance measurement period for performance units granted in 2017 is January 1, 2018 to December 31, 2020 (three full calendar years). The performance measurement period for performance units granted in 2018 is January 1, 2019 to December 31, 2021 (three full calendar years). The performance measurement period for performance units granted in 2019 is January 1, 2020 to December 31, 2022 (three full calendar years). All performance units will vest one month following the expiration of the performance measurement period.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table presents the weighted average assumptions used in the fair value computation for performance units, including performance units classified as equity and those classified as liabilities:

Performance unit fair value assumptions:	2019	2018	2017
Dividend yield ¹	0.66%	0.81%	0.59%
Expected volatility ²	34.88%	32.30%	31.28%
Average peer volatility ²	27.96%	28.61%	28.45%
Average peer correlation coefficient ³	0.60	0.58	0.60
Risk-free interest rate [4]	1.60%	2.80%	1.88%
Expected term (in years) [5]	3.1	3.1	3.1
Weighted-average fair value of performance units granted	$37.24	$34.34	$40.81

1
The dividend yield, used to project stock price to the end of the performance period, is based on the Company's historical experience and future expectation of dividend payouts. Total stockholder return is determined assuming that dividends are reinvested in the issuing entity over the performance period, which is mathematically equivalent to utilizing a 0% dividend yield.

2	Management (or peer company) estimated volatility using the Company's (or peer company's) historical share price performance over the remaining performance period as of the grant date.

3
The correlation coefficients are used to model the way in which each entity tends to move in relation to each other; the correlation assumptions were developed using the same stock price data as the volatility assumptions.

4	The risk-free interest rate assumption is based on US Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the performance award.

5
Since the Monte Carlo Simulation valuation is an open form model that uses an expected life commensurate with the performance period, the expected life of the performance units was assumed to be the period from the grant date to the end of the performance period.

Non-compensatory Stock Plan: ESPP
In 2012, Swift's board of directors adopted, and its stockholders approved, the 2012 ESPP. The 2012 ESPP continues to be administered by the Company following the 2017 Merger, is intended to qualify under Section 423 of the Internal Revenue Code, and is considered noncompensatory. Pursuant to the 2012 ESPP, the Company is authorized to issue up to 1.4 million shares of its common stock to eligible employees who participate in the plan. Employees are eligible to participate in the 2012 ESPP following at least 90 days of employment with the Company or any of its participating subsidiaries. Under the terms of the 2012 ESPP, eligible employees may elect to purchase common stock through payroll deductions, not to exceed 15% of their gross cash compensation. The purchase price of the common stock is 95% of the common stock's fair market value quoted on the NYSE on the last trading day of each offering period. There are four three-month offering periods corresponding to the calendar quarters. Each eligible employee is restricted to purchasing a maximum of $6,250 of common stock during an offering period, determined by the fair market value of the common stock as of the first day of the offering period, and $25,000 of common stock during a calendar year. Officers or employees who own 5% or more of the total voting power or value of common stock are restricted from participating in the 2012 ESPP.
The 2012 ESPP was amended and restated in January 2018 to be a Knight-Swift plan, thus permitting Knight employees to participate in the plan in addition to Swift employees. The terms and definitions of the amended and restated 2012 ESPP remain substantially the same as the original 2012 ESPP.
The plan was amended effective January 1, 2019 to align with new federal tax legislation that lifted the restriction on contributing to the ESPP if the participant had a hardship withdrawal on the 401(k) plan.
In 2019, the Company issued approximately 78,000 shares under the 2012 ESPP at a weighted average discounted price per share of $29.62. As of December 31, 2019, the Company is authorized to issue an additional 1.1 million shares under the 2012 ESPP.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 22 — Weighted Average Shares Outstanding
Earnings per share, basic and diluted, as presented in the consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	2019	2018	2017
	(In thousands)
Basic weighted average common shares outstanding	171,541	177,018	110,657
Dilutive effect of equity awards	601	981	1,040
Diluted weighted average common shares outstanding	172,142	177,999	111,697
Anti-dilutive shares excluded from earnings per diluted share ¹	603	47	98

1	Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 23 — Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of December 31, 2019 and 2018, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
The estimated fair values of the Company's financial instruments represent management's best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The estimated fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the estimated fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability. These judgments are developed by the Company based on the best information available under the circumstances.
The following summary presents a description of the methods and assumptions used to estimate the fair value of each class of financial instrument.
Restricted Investments, Held-to-Maturity — The estimated fair value of the Company's restricted investments is based on quoted prices in active markets that are readily and regularly obtainable. See Note 6 for additional investments disclosures regarding restricted investments, held-to-maturity.
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

•
Level 2 — Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices from markets that are not active for assets or liabilities that are identical or similar to the assets or liabilities being measured. Also, model-

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level 2 valuation techniques.

•
Level 3 — Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

	December 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Restricted investments, held-to-maturity ¹	$8,912	$8,915	$17,413	$17,398
TRP Investments	30,878	30,878	20,646	20,646
Investments in equity securities ²	8,722	8,722	—	—

Financial Liabilities:
Term Loan, due October 2020 ³	$364,825	$365,000	$364,590	$365,000
2018 RSA, due July 2021 [4]	204,762	205,000	239,606	240,000
Revolver, due October 2022	279,000	279,000	195,000	195,000

1	Refer to Note 6 for the differences between the carrying amounts and estimated fair values of the Company's restricted investments, held-to-maturity.

2	The investments are carried at fair value and are included in "Other long-term assets" on the consolidated balance sheets.

3
The carrying amount of the Term Loan is included in "Finance lease liabilities and long-term debt – current portion" and is net of $0.2 million of deferred loan costs as of December 31, 2019. The carrying amount of the Term Loan is included in "Long-term debt – less current portion" and is net of $0.4 million of deferred loan costs as of December 31, 2018.

4
The carrying amount of the 2018 RSA is included in "Accounts receivable securitization," and is net of $0.2 million and $0.4 million in deferred loan costs as of December 31, 2019 and December 31, 2018, respectively.

Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a recurring basis as of December 31, 2019 and 2018:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses
	(In thousands)
As of December 31, 2019
Investments in equity securities ¹	$8,722	$8,722	$—	$—	$(184)

1
Total unrealized losses for these investments are included within "Other income, net" within the consolidated statements of comprehensive income for 2019. The Company did not sell any equity investments during 2019 and therefore did not realize any losses on these investments.

As of December 31, 2018, there were no major categories of assets on the consolidated balance sheets estimated at fair value that were measured on a recurring basis.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Recurring Fair Value Measurements (Liabilities) — As of December 31, 2019 and 2018, there were no major categories of liabilities included in the Company's consolidated balance sheets at estimated fair value that were measured on a recurring basis.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of December 31, 2019 and 2018:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses
	(In thousands)
As of December 31, 2019
Leasehold improvements ¹	$—	$—	$—	$—	$(2,182)
Equipment ²	1,380	—	1,380	—	(870)
Software ³	—	—	—	—	(434)
As of December 31, 2018
Software [4]	$—	$—	$—	$—	$(550)
Equipment [5]	2,800	—	2,800	—	(2,248)

1
During the second quarter of 2019, the Company incurred an impairment of leasehold improvements related to the early termination of a lease on one of its operating properties. This impairment was recorded in the Trucking segment.

2
During the fourth quarter of 2019, the Company incurred impairment charges which were associated with certain revenue equipment technology, warehousing equipment no longer in use, and certain Swift legacy trailer models as a result of a softer used equipment market. These impairments were allocated between the Logistics and non-reportable segments based on each segment’s use of the assets.

3
During the fourth quarter of 2019, the Company incurred impairment charges related to discontinued use of software systems. These impairments were allocated between the Trucking and Logistics segments based on each segment’s use of the assets.

4	During the fourth quarter of 2018, the Company incurred impairment charges related to replaced software systems.

5
During the fourth quarter of 2018, the Company incurred impairment charges related to the Company airplane. This impairment was allocated between the Trucking and Logistics segments based on each segment’s use of the asset.

Nonrecurring Fair Value Measurements (Liabilities) — As of December 31, 2019 and 2018 there were no liabilities included in the Company's consolidated balance sheets at estimated fair value that were measured on a nonrecurring basis.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 24 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	2019		2018		2017
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Freight Services:
Central Freight Lines ¹	$19,651	$—	$681	$—	$161	$—
SME Industries ¹	345	—	698	—	275	—
Total	$19,996	$—	$1,379	$—	$436	$—

Facility and Equipment Leases:
Central Freight Lines ¹	$322	$369	$916	$370	$245	$92
Other Affiliates ¹	18	—	19	—	—	—
Total	$340	$369	$935	$370	$245	$92

Other Services:
Central Freight Lines ¹	$1,834	$—	$—	$—	$—	$—
Updike Distribution and Logistics ²	4	—	554	—	2,771	—
DPF Mobile ¹	—	220	—	308	—	—
Other Affiliates ¹	35	2,432	35	2,282	48	604
Total	$1,873	$2,652	$589	$2,590	$2,819	$604

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

•
Other Services Received by Knight-Swift — Consulting fees, diesel particulate filter cleaning, and certain third-party payroll and employee benefits administration services from the identified related parties are included in other services received by the Company.

In conjunction with Swift's September 8, 2016 announcement that Jerry Moyes would retire from his position as Chief Executive Officer effective December 31, 2016, Swift entered into an agreement with Mr. Moyes to memorialize the terms of his retirement, which was assumed by Knight-Swift. Swift contracted with Mr. Moyes to serve as a non-employee consultant from January 1, 2017 through December 31, 2019, during which time Swift paid Mr. Moyes a monthly consulting fee in cash.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following is a rollforward of the accrued liability for the consulting fees:

(In thousands)
Accrued consulting fees – Jerry Moyes, balance at December 31, 2018 1a	$2,225
Additions to accrual	—
Less: payments	(2,225)
Accrued consulting fees – Jerry Moyes, balance at December 31, 2019	$—

1a	The balance is included in "Accrued liabilities" (current) in the consolidated balance sheets, based on the timing of the payments.

2
Knight had an arrangement with Updike Distribution Logistics, LLC, a company that is owned by the father and three brothers of Executive Vice President of Sales and Marketing, James Updike, Jr. The arrangement allowed Updike Distribution Logistics, LLC to purchase fuel from Knight's vendors at cost, plus an administrative fee. The arrangement was terminated during the second quarter of 2018. Activities in 2019 pertain to sales of various spare parts and tractor accessories.

Receivables and payables pertaining to related party transactions were:

	December 31,
	2019		2018
	Receivable	Payable	Receivable	Payable
	(In thousands)
Central Freight Lines	$2,872	$—	$254	$—
SME Industries	17	—	24	—
Other Affiliates	—	2	—	20
Total	$2,889	$2	$278	$20

Land Purchase — In November 2018, the Company purchased land in Perris, California for $7.7 million from former Board member Jerry Moyes.
Share Repurchase — On December 27, 2018, the Company purchased 1,173,680 shares of the Company’s common stock from an entity controlled by Jerry Moyes, a former Board member of the Company. The shares were purchased for an aggregate purchase price of $29.3 million, or $24.98 per share. The per share purchase price represents a three cent per share discount from the closing price of the Company’s common stock on December 26, 2018. The Company purchased the shares under the 2018 Knight-Swift Share Repurchase Plan.

Note 25 — Information by Segment, Geography, and Customer Concentration
Segment Information
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
The following tables present the Company's financial information by segment:

	2019		2018 (recast)		2017 (recast)
Total revenue:	(Dollars in thousands)
Trucking	$3,952,866	81.6%	$4,290,254	80.3%	$1,970,326	81.2%
Logistics	$352,988	7.3%	$436,044	8.2%	$235,925	9.7%
Intermodal	$455,466	9.4%	$498,821	9.3%	$150,326	6.2%
Subtotal	$4,761,320	98.3%	$5,225,119	97.8%	$2,356,577	97.1%
Non-reportable segments	$130,782	2.7%	$184,140	3.4%	$93,875	3.9%
Intersegment eliminations	$(48,152)	(1.0%)	$(65,193)	(1.2%)	$(24,999)	(1.0%)
Total revenue	$4,843,950	100.0%	$5,344,066	100.0%	$2,425,453	100.0%

	2019		2018 (recast)		2017 (recast)
Operating income (loss):	(Dollars in thousands)
Trucking	$468,749	109.7%	$550,818	96.8%	$203,258	101.3%
Logistics	$21,869	5.1%	$31,991	5.6%	$15,168	7.6%
Intermodal	$4,501	1.1%	$31,272	5.5%	$7,041	3.5%
Subtotal	$495,119	115.9%	$614,081	107.9%	$225,467	112.4%
Non-reportable segments	$(67,681)	(15.9%)	$(45,038)	(7.9%)	$(24,837)	(12.4%)
Operating income	$427,438	100.0%	$569,043	100.0%	$200,630	100.0%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2019		2018 (recast)		2017 (recast)
Depreciation and amortization of property and equipment:	(Dollars in thousands)
Trucking	$355,270	84.6%	$319,210	82.4%	$169,339	87.4%
Logistics	$728	0.2%	$607	0.2%	$348	0.2%
Intermodal	$13,506	3.2%	$12,044	3.1%	$3,253	1.7%
Subtotal	$369,504	88.0%	$331,861	85.7%	$172,940	89.3%
Non-reportable segments	$50,578	12.0%	$55,644	14.3%	$20,793	10.7%
Consolidated depreciation and amortization of property and equipment	$420,082	100.0%	$387,505	100.0%	$193,733	100.0%

Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for each of 2019, 2018, and 2017. Additionally, long-lived assets on the balance sheets of the Company's foreign subsidiaries were less than 5.0% of consolidated "Total assets" as of December 31, 2019 and 2018.
Customer Concentration
Services provided to the Company's largest customer, Walmart, generated 13.3%, 14.6%, and 12.5% of total revenue in 2019, 2018, and 2017, respectively. Revenue generated by Walmart is reported in each of our reportable operating segments. No other customer accounted for 10.0% or more of total revenue in 2019, 2018, or 2017.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2019
Total revenue	$1,204,535	$1,242,083	$1,200,522	$1,196,810
Net income	88,183	79,439	74,981	67,575
Net income attributable to Knight-Swift	87,938	79,205	74,619	67,444
Basic earnings per share	0.51	0.46	0.44	0.40
Earnings per diluted share	0.51	0.46	0.44	0.39
2018
Total revenue	$1,271,132	$1,331,683	$1,346,611	$1,394,640
Net income	70,732	91,628	106,344	151,945
Net income attributable to Knight-Swift	70,364	91,323	105,881	151,696
Basic earnings per share	0.39	0.51	0.60	0.87
Earnings per diluted share	0.39	0.51	0.60	0.86

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
There has been no significant change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our CEO and CFO, management conducted an evaluation of the Company's internal control over financial reporting as of December 31, 2019.  In making this evaluation, management used the criteria in Internal Control - Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of internal control over financial reporting as of December 31, 2019 was audited by Grant Thornton LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K.  Grant Thornton LLP's report on the Company's internal control over financial reporting is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Knight-Swift Transportation Holdings Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Knight-Swift Transportation Holdings Inc. (an Arizona corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 27, 2020 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Phoenix, Arizona
February 27, 2020

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item 10 is hereby incorporated by reference to the information set forth under the captions "Proposal No. 1: Election of Directors," "Management," "Delinquent Section 16(a) Reports," "The Board of Directors and Corporate Governance — Code of Business Conduct and Ethics," "The Board of Directors and Corporate Governance — Nomination of Director Candidates," and "The Board of Directors and Corporate Governance — Board Committees" in the Company's definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this Item 11 is hereby incorporated by reference to the information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Company's definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Plan Information
Before the 2017 Merger, Knight and Swift granted stock-based awards under their respective stock-based compensation plans, discussed below.
2014 Stock Plan — Currently, the 2014 Stock Plan, as amended and restated, is the Company’s only compensatory stock-based incentive plan. The previous 2014 stock plan replaced Swift's 2007 Omnibus Incentive Plan when it was adopted by Swift's board of directors in March 2014 and then approved by the Swift stockholders in May 2014. The previous 2014 stock plan was amended and restated to rename the plan and for other administrative changes relating to the 2017 Merger. The terms of the 2014 Stock Plan, as amended and restated, remain substantially the same as the previous 2014 stock plan. The 2014 Stock Plan, as amended and restated, permits the payment of cash incentive compensation and authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, cash-based awards, and stock-based awards to the Company's employees and non-employee directors.
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
2012 ESPP — In 2012, Swift's board of directors adopted, and its stockholders approved, the 2012 ESPP. Pursuant to the 2012 ESPP, the Company is authorized to issue shares of its common stock to eligible employees who participate in the plan. The 2012 ESPP was amended and restated in January 2018 to be a Knight-Swift plan, thus permitting Knight employees to participate in the plan in addition to Swift employees. The terms and definitions of the amended and restated 2012 ESPP remain substantially the same as the original 2012 ESPP.

The following table represents securities authorized for issuance under the Company's stock plans at December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,552,562	$30.34	2,860,077
Equity compensation plans not approved by security holders	—	—	—
Total	2,552,562	$30.34	2,860,077

Column (a) includes 1,851,889 shares of Knight-Swift common stock underlying outstanding restricted stock units and performance units. Because there is no exercise price associated with such awards, such equity awards are not included in the weighted-average exercise price calculation in column (b).
Columns (a) and (b) pertain to the 2014 Stock Plan. No amounts related to the 2012 ESPP are included in columns (a) or (b). Column (c) includes 1,783,569 shares available for issuance under the 2014 Stock Plan and 1,076,508 shares available for issuance under the 2012 ESPP.
Other information required under this Item 12 is hereby incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item 13 is hereby incorporated by reference to the information set forth under the captions "Relationships and Related Party Transactions," "The Board of Directors and Corporate Governance — Composition of Board," "The Board of Directors and Corporate Governance — Board Leadership Structure," and "The Board of Directors and Corporate Governance — Board Committees" in the Company's definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item 14 is hereby incorporated by reference to the information set forth under the caption "Audit and Non-Audit Fees" in the Company's definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC.

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

(b)	Exhibits

Exhibit Number	Description	Page or Method of Filing

2.1*	Agreement and Plan of Merger, dated as of April 9, 2017, by and among Swift Transportation Company, Bishop Merger Sub, Inc., and Knight Transportation, Inc.	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 13, 2017

3.1	Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 2018

3.2	Second Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.2 of Form 8-K filed on November 15, 2018

4.1	Description of the Registrant’s Securities	Filed herewith

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

10.19
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

10.20
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

10.21
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
10.22
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
Incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2015

10.23**	Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2016

10.24**	First Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2016

10.25**	Second Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2018

10.26**	Third Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.26 of Form 10-K for the year ended December 31, 2018

10.27
Stockholders Agreement, dated as of April 9, 2017 among Swift Transportation Company, Jerry Moyes, Vickie Moyes, Jerry and Vickie Moyes Family Trust Dated 12/11/87, an Arizona grantor trust, LynDee Moyes Nester, Michael Moyes, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 13, 2017

10.28
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
Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 13, 2017

10.30	Letter Agreement, dated as of April 9, 2017, by and between Swift Transportation Company and Jerry Moyes	Incorporated by reference to Exhibit 10.6 of Form 8-K filed on April 13, 2017

10.31**	Swift Transportation Company Form of Restricted Stock Unit Award Notice (Executive) - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on May 31, 2017

10.32**	Swift Transportation Company Form of Restricted Stock Unit Award Notice (Standard) - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on May 31, 2017

10.33**	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2017

10.34**	Knight-Swift Transportation Holdings Inc. Amended and Restated 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.40 of Form 10-K for the year ended December 31, 2017

10.35**	Knight-Swift Transportation Holdings Inc. Form of Restricted Stock Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2017

10.36
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
Incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2018

10.38**	Form of RSU Award Notice 2018 (Share Settled)	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2019

10.39**	Form of PU Award Notice 2018 (Share Settled)	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2019

10.40**	Form of RSU Award Notice 2018 (Cash Settled)	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2019

10.41**	Form of PU Award Notice 2018 (Cash Settled)	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2019

10.42**	Form of RSU Award Notice 2019 (Share Settled)	Filed herewith

10.43**	Form of Relative PU Award Notice 2019 (Share Settled)	Filed herewith

10.44**	Form of Target PU Award Notice 2019 (Share Settled)	Filed herewith

10.45**	Form of RSU Award Notice 2019 (Cash Settled)	Filed herewith

10.46**	Form of Relative PU Award Notice 2019 (Cash Settled)	Filed herewith

10.47**	Form of Target PU Award Notice 2019 (Cash Settled)	Filed herewith

21.1	Subsidiaries of Knight-Swift Transportation Holdings Inc.	Filed herewith

23.1	Consent of Grant Thornton LLP	23.1

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
Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer	Furnished herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer	Furnished herewith

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

*	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the SEC a supplemental copy of any omitted schedule upon request by the SEC.

**	Management contract or compensatory plan, contract, or arrangement.

ITEM 16.	10-K SUMMARY
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
February 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title	Date	Signature and Title	Date

/s/ David A. Jackson	February 27, 2020	/s/ Michael Garnreiter	February 27, 2020
David A. Jackson		Michael Garnreiter
President, Chief Executive Officer, and Director		Director
(Principal Executive Officer)

/s/ Adam W. Miller	February 27, 2020	/s/ Robert Synowicki, Jr.	February 27, 2020
Adam W. Miller		Robert Synowicki, Jr.
Chief Financial Officer		Director
(Principal Financial Officer)

/s/ Cary M. Flanagan	February 27, 2020	/s/ David Vander Ploeg	February 27, 2020
Cary M. Flanagan		David Vander Ploeg
Chief Accounting Officer		Director
(Principal Accounting Officer)

/s/ Kevin P. Knight	February 27, 2020	/s/ Kathryn Munro	February 27, 2020
Kevin P. Knight		Kathryn Munro
Executive Chairman		Director

/s/ Gary J. Knight	February 27, 2020	/s/ Roberta Roberts Shank	February 27, 2020
Gary J. Knight		Roberta Roberts Shank
Executive Vice Chairman		Director