Form 10-Q
period 2020-03-31
Knight-Swift Transportation Holdings Inc.
filed 2020-05-06
CIK 1492691

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
For the quarterly period ended March 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were 169,823,220 shares of the registrant's common stock outstanding as of April 30, 2020.

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

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight and Swift, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2017 Debt Agreement	The Company's Credit Agreement, entered into on September 29, 2017, consisting of the Revolver and Term Loan, which are defined below.
2018 RSA	Fourth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on July 11, 2018 by Swift Receivables Company II, LLC with unrelated financial entities.
Abilene	Abilene Motor Express, Inc. and its related entities
Abilene Acquisition	See description of the Abilene Acquisition included in Notes 1 and 4 of the footnotes to the condensed consolidated financial statements, within Part I, Item 1 of this Quarterly Report.
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
COVID-19	Viral strain of a coronavirus which led the World Health Organization to declare a global pandemic in March 2020.
DOE	United States Department of Energy
EPS	Earnings Per Share
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
GAAP	United States Generally Accepted Accounting Principles
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries prior to the 2017 Merger
LIBOR	London InterBank Offered Rate
Quarterly Report	Quarterly Report on Form 10-Q
QTD	Quarter-to-date
Revolver	Revolving line of credit under the 2017 Debt Agreement
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries prior to the 2017 Merger.
Term Loan	The Company's term loan under the 2017 Debt Agreement
TRP	Transportation Resource Partners
US	The United States of America

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$119,132	$159,722
Cash and cash equivalents – restricted	39,812	41,331
Restricted investments, held-to-maturity, amortized cost	8,836	8,912
Trade receivables, net of allowance for doubtful accounts of $19,304 and $18,178, respectively	521,976	518,547
Contract balance – revenue in transit	13,239	12,696
Prepaid expenses	59,134	62,160
Assets held for sale	37,986	41,786
Income tax receivable	12,646	17,026
Other current assets	25,681	27,848
Total current assets	838,442	890,028
Gross property and equipment	3,838,947	3,742,739
Less: accumulated depreciation and amortization	(965,777)	(892,019)
Property and equipment, net	2,873,170	2,850,720
Operating lease right-of-use assets	159,283	169,425
Goodwill	2,923,382	2,918,992
Intangible assets, net	1,423,666	1,379,459
Other long-term assets	70,380	73,108
Total assets	$8,288,323	$8,281,732
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$168,018	$99,194
Accrued payroll and purchased transportation	112,396	110,065
Accrued liabilities	87,480	175,222
Claims accruals – current portion	158,962	150,805
Finance lease liabilities and long-term debt – current portion	377,201	377,651
Operating lease liabilities – current portion	75,224	80,101
Total current liabilities	979,281	993,038
Revolving line of credit	294,000	279,000
Finance lease liabilities – less current portion	55,679	57,383
Operating lease liabilities – less current portion	89,683	96,160
Accounts receivable securitization	179,801	204,762
Claims accruals – less current portion	188,912	196,912
Deferred tax liabilities	785,588	771,719
Other long-term liabilities	25,055	14,455
Total liabilities	2,597,999	2,613,429
Commitments and contingencies (Notes 4, 10, and 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 169,776 and 170,688 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	1,698	1,707
Additional paid-in capital	4,275,834	4,269,043
Retained earnings	1,410,527	1,395,465
Total Knight-Swift stockholders' equity	5,688,059	5,666,215
Noncontrolling interest	2,265	2,088
Total stockholders’ equity	5,690,324	5,668,303
Total liabilities and stockholders’ equity	$8,288,323	$8,281,732

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended March 31,
	2020	2019
	(In thousands, except per share data)
Revenue:
Revenue, excluding trucking fuel surcharge	$1,027,095	$1,096,956
Trucking fuel surcharge	97,703	107,579
Total revenue	1,124,798	1,204,535
Operating expenses:
Salaries, wages, and benefits	354,833	363,855
Fuel	121,855	138,439
Operations and maintenance	68,404	79,760
Insurance and claims	54,280	50,136
Operating taxes and licenses	22,169	21,803
Communications	4,874	5,083
Depreciation and amortization of property and equipment	110,221	100,937
Amortization of intangibles	11,474	10,693
Rental expense	25,375	35,545
Purchased transportation	225,276	269,349
Impairments	902	—
Miscellaneous operating expenses	23,016	12,636
Total operating expenses	1,022,679	1,088,236
Operating income	102,119	116,299
Other (expenses) income:
Interest income	832	1,016
Interest expense	(6,107)	(7,348)
Other (expense) income, net	(6,507)	6,139
Total other (expenses) income, net	(11,782)	(193)
Income before income taxes	90,337	116,106
Income tax expense	24,554	27,923
Net income	65,783	88,183
Net income attributable to noncontrolling interest	(357)	(245)
Net income attributable to Knight-Swift	$65,426	$87,938

Earnings per share:
Basic	$0.38	$0.51
Diluted	$0.38	$0.51

Dividends declared per share:	$0.08	$0.06

Weighted average shares outstanding:
Basic	170,617	172,971
Diluted	171,282	173,608

See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$65,783	$88,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	121,695	111,630
Gain on sale of property and equipment	(3,005)	(11,786)
Impairments	902	—
Deferred income taxes	15,330	(9,603)
Non-cash lease expense	24,202	27,626
Other adjustments to reconcile net income to net cash provided by operating activities	14,065	(2,762)
Increase (decrease) in cash resulting from changes in:
Trade receivables	(5,268)	62,362
Income tax receivable	4,380	5,544
Accounts payable	31,084	(1,811)
Accrued liabilities and claims accrual	(93,193)	14,250
Operating lease liabilities	(25,414)	(27,403)
Other assets and liabilities	4,782	(12,778)
Net cash provided by operating activities	155,343	243,452
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	4,350	8,315
Purchases of held-to-maturity investments	(4,301)	(2,571)
Proceeds from sale of property and equipment, including assets held for sale	33,756	56,661
Purchases of property and equipment	(109,431)	(105,780)
Expenditures on assets held for sale	(352)	(4,271)
Net cash and equivalents invested in acquisitions	(46,811)	—
Other cash flows from investing activities	(2,793)	2,925
Net cash used in investing activities	(125,582)	(44,721)
Cash flows from financing activities:
Repayment of finance leases and long-term debt	(14,498)	(8,391)
Borrowings (repayments) on revolving line of credit, net	15,000	(135,000)
Borrowings under accounts receivable securitization	—	25,000
Repayment of accounts receivable securitization	(25,000)	(90,000)
Proceeds from common stock issued	3,257	2,941
Repurchases of the Company's common stock	(34,630)	—
Dividends paid	(13,964)	(10,672)
Other cash flows from financing activities	(2,050)	(1,662)
Net cash used in financing activities	(71,885)	(217,784)
Net decrease in cash, restricted cash, and equivalents	(42,124)	(19,053)
Cash, restricted cash, and equivalents at beginning of period	202,228	130,976
Cash, restricted cash, and equivalents at end of period	$160,104	$111,923
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Quarter Ended March 31,
	2020	2019
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$6,293	$7,679
Income taxes	3,280	(124)
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$44,084	$53,572
Financing provided to independent contractors for equipment sold	1,670	2,221
Transfers from property and equipment to assets held for sale	15,288	26,155
Contingent consideration associated with acquisition	18,654	—
Right-of-use assets obtained in exchange for new operating lease liabilities	1,704	7,883
Right-of-use assets obtained in exchange for new operating lease liabilities through acquisitions	12,356	—
Property and equipment obtained in exchange for financing lease liabilities reclassified from operating lease liabilities	12,286	—

Reconciliation of Cash, Restricted Cash, and Equivalents:	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
	(In thousands)
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$119,132	$159,722	$60,215	$82,486
Cash and cash equivalents – restricted ¹	39,812	41,331	50,689	46,888
Other long-term assets ¹	1,160	1,175	1,019	1,602
Condensed Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$160,104	$202,228	$111,923	$130,976

________

1	Reflects cash and cash equivalents that are primarily restricted for claims payments.
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2019	170,688	$1,707	$4,269,043	$1,395,465	$5,666,215	$2,088	$5,668,303
Common stock issued to employees	211	2	2,709		2,711		2,711
Common stock issued under ESPP	16	—	546		546		546
Company shares repurchased	(1,139)	(11)		(34,619)	(34,630)		(34,630)
Shares withheld – RSU settlement				(1,971)	(1,971)		(1,971)
Employee stock-based compensation expense			3,536		3,536		3,536
Cash dividends paid and dividends accrued ($0.08 per share)				(13,774)	(13,774)		(13,774)
Net income attributable to Knight-Swift				65,426	65,426		65,426
Distribution to noncontrolling interest						(180)	(180)
Net income attributable to noncontrolling interest						357	357
Balances – March 31, 2020	169,776	$1,698	$4,275,834	$1,410,527	$5,688,059	$2,265	$5,690,324

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2018	172,844	$1,728	$4,242,369	$1,216,852	$5,460,949	$1,770	$5,462,719
Common stock issued to employees	198	2	2,373		2,375		2,375
Common stock issued under ESPP	24	—	566		566		566
Shares withheld – RSU settlement				(1,514)	(1,514)		(1,514)
Employee stock-based compensation expense			2,880		2,880		2,880
Cash dividends paid and dividends accrued ($0.06 per share)				(10,438)	(10,438)		(10,438)
Net income attributable to Knight-Swift				87,938	87,938		87,938
Distribution to noncontrolling interest						(148)	(148)
Net income attributable to noncontrolling interest						245	245
Balances – March 31, 2019	173,066	$1,730	$4,248,188	$1,292,838	$5,542,756	$1,867	$5,544,623
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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the quarter ended March 31, 2020, the Company operated an average of 18,462 tractors (comprised of 16,339 company tractors and 2,123 independent contractor tractors) and 57,716 trailers within the Trucking segment. Additionally, the Company operated an average of 601 tractors and 9,856 containers in the Intermodal segment. The Company's three reportable segments are Trucking, Logistics, and Intermodal.
Basis of Presentation
The condensed consolidated financial statements and footnotes included in this Quarterly Report include the accounts of Knight-Swift Transportation Holdings Inc. and its subsidiaries and should be read in conjunction with the consolidated financial statements and footnotes included in Knight-Swift's 2019 Annual Report. In management's opinion, these condensed consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair statement of the periods presented.
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
Impact of COVID-19
During the first quarter of 2020, COVID-19 became a global pandemic, which triggered a significant downturn in the global economy. The Company continues to operate its business through the COVID-19 pandemic and has taken many additional precautions to ensure the safety of its employees, customers, vendors, and the communities in which it operates. As part of the Company's efforts to safeguard its employees and promote business continuity, management has taken additional precautions to enhance the sanitization process of its equipment and properties, increase the social distancing of its employees by working remotely where possible, and provide driving associates with essential

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

provisions and enhanced bonus opportunities while they are over the road delivering freight to Knight-Swift's customers. During the first quarter of 2020, we incurred $2.3 million of incremental costs directly associated with COVID-19.
There are various uncertainties that have arisen from the COVID-19 pandemic. While management is continuing to monitor the impact of the pandemic on Knight-Swift, including its employees, customers, independent contractors, stockholders, and other business partners and stakeholders, it is difficult to predict the impact that the pandemic will have on future results of its operations, financial position, and liquidity. This has caused some uncertainties around various accounting estimates. Due to these uncertainties, our accounting estimates may change, as management's assessment of the impacts of the COVID-19 pandemic continues to evolve.

Note 2 — Recently Adopted Accounting Pronouncements
ASU 2016-13: Financial Instruments – Credit Losses (Topic 326) — Measurements of Credit Losses on Financial Instruments
Summary of the Standard — In June 2016, the FASB issued ASU 2016-13, which, in addition to several clarifying ASUs, established the new ASC Topic 326, Financial Instruments — Credit Losses ("CECL"). The new CECL standard amends the FASB's guidance on the impairment of financial instruments. Specifically, it adds the CECL impairment model to GAAP which is based on expected losses rather than incurred losses. This is intended to result in more timely recognition of such losses. Under the new CECL standard, an entity recognizes as an allowance its estimate of lifetime expected credit losses. The new CECL standard is also intended to reduce the complexity of GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. Further, the new CECL standard makes targeted changes to the impairment model for available-for-sale debt securities and moves the guidance from ASC Topic 320 to ASC Subtopic 326-30. For public business entities, the new standard was effective for annual and interim reporting periods beginning after December 15, 2019. For most debt instruments, entities are required to adopt the new CECL standard using a modified retrospective approach, meaning that entities will record a cumulative-effect adjustment to equity as of the beginning of the first reporting period in which the guidance is effective.
Practical Expedient — As permitted under ASU 2016-13 (and related ASUs), management elected to apply the collateral dependent financial asset practical expedient which allows entities to measure the expected credit losses for the financial asset by comparing the amortized cost basis with the fair value of the collateral at the reporting date, rather than using the fair value of the financial asset.
Current Period Impact of Adoption — The Company adopted ASC Topic 326 on January 1, 2020 using the modified retrospective approach. Upon adoption of the standard management assessed the potential impact of the CECL model on each type of the Company's financial assets and determined that there was no material impact on the Company's financial statements or accounting policies.
ASU 2018-15: Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
Summary of the Standard — In August 2018, the FASB issued ASU 2018-15, which amends ASC Subtopic 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract ("Service CCA"). The amendments in ASU 2018-15 align the accounting for costs incurred to implement a Service CCA with previously codified guidance on capitalizing costs associated with developing or obtaining internal-use software.
Specifically, the ASU amends ASC Subtopic 350-40 to include in its scope implementation costs incurred with a Service CCA. This addition clarifies that a customer should apply the guidance from ASC Paragraph 350-40-25 to determine which stage the project is in before assessing whether implementation costs should be capitalized in a Service CCA that is considered a service contract. These capitalized items should be recorded within the same balance sheet line item as a prepayment for any fees.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Any capitalized costs from the Service CCA should be expensed over the term of the hosting arrangement, which includes the noncancelable period and any options to extend that are reasonably certain to be exercised and recorded in the same line item as fees associated with the hosting element of the arrangement. The amendments in this ASU were effective for public business entities for fiscal years beginning after December 15, 2019 and could be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.
Current Period Impact of Adoption — The Company adopted the amendments in ASU 2018-15 on January 1, 2020 and elected to apply the amendments on a prospective basis to implementation costs incurred after the date of adoption. Upon review of the Service CCA's entered into during the first quarter of 2020, management has determined that adoption of the amendments has not had a material impact on the Company's financial statements and related accounting policies.
ASU 2017-04: Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment
Summary of the Standard — In January 2017, the FASB issued ASU 2017-04, which amends ASC Topic 350 by simplifying the goodwill impairment test. The amendments in this ASU are intended to simplify subsequent measurement of goodwill. The key amendment in the ASU eliminates Step 2 from the goodwill impairment test, in which entities measured a goodwill impairment loss by comparing the implied fair value to the carrying amount of a reporting unit's goodwill. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value with the carrying amount of a reporting unit and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments also require companies to disclose the amounts of goodwill allocated to each reporting unit with a zero or negative carrying amount of assets. The amendments were effective for public business entities for fiscal years beginning after December 15, 2019 and should be applied on a prospective basis.
Current Period Impact of Adoption — The Company adopted the amendments in ASU 2017-14 on January 1, 2020 on a prospective basis. Management has updated the Company's accounting policy to incorporate the amendments in the ASU and has included the revised disclosure requirements below.
Refer to Note 7 for disclosures about the Company's goodwill balances.
Accounting Policy Update
Goodwill — Management evaluates goodwill on an annual basis as of June 30th, or more frequently if indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test. Management estimates the fair values of its reporting units using a combination of the income and market approaches. If the carrying amount of a reporting unit exceeds the fair value, then management will recognize an impairment loss of the same amount. This loss is only limited to the total amount of goodwill allocated to that reporting unit.
Other ASUs
There were various other ASUs that became effective during the quarter ended March 31, 2020, which did not have a material impact on the Company's results of operations, financial position, cash flows, or disclosures.

Note 3 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Adoption Date and Method	Financial Statement Impact
March 2020	2020-04: Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting [1]
The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective for any interim period after March 12, 2020 and should be applied on a prospective basis.
			March 2020	No material impact [2]
March 2020	2020-03: Codification Improvements Financial Instruments [1]
The amendments within this ASU updated several sections of the codification and how various topics and subtopics interacted due to new guidance on financial instruments. This includes addressing issues related to fair value option disclosures, line-of-credit or revolving-debt arrangements and leases among others. The amendments should be applied prospectively and have varying effective dates which were all in effect for public business entities prior to issuance of the ASU.
			March 2020, Adoption Prospective	No material impact
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
			January 2021, Adoption method varies by amendment	Adopted January 1, 2020, no material impact
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
			January 2021, Prospective	Currently under evaluation, but not expected to be material

1	Adopted during the first quarter of 2020.

2
As identified within the 2018 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement for LIBOR. The Company's Term Loan also references LIBOR and management is currently underway with refinancing, as the Term Loan matures in October of 2020.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 4 — Acquisition
On January 1, 2020, pursuant to a stock purchase agreement (the "SPA") the Company acquired 100.0% of the equity interests of a warehousing-related company (the "Warehousing Co.") with locations throughout the Central US.
The total purchase price consideration of $66.9 million consisted of approximately $48.2 million in cash to the sellers at closing, and contingent consideration consisting of three additional annual payments of up to $8.1 million each (or $24.3 million in total), representing the maximum possible annual deferred payments to the sellers based on Warehousing Co.'s earnings before interest and taxes ("EBIT") for each of the calendar years ending December 31, 2020, December 31, 2021, and the annualized six-month period ending June 30, 2022. In order to estimate Warehousing Co.'s future performance, the Company utilized the Monte Carlo simulation method using certain inputs, including Warehousing Co.'s forecasted EBIT, discount rate, dividend yields, expected volatility, and expected stock returns during the above measurement periods. Based on the above inputs, the present value of the total contingent consideration was estimated to equal $18.7 million as of January 1, 2020. The Company funded the acquisition through cash-on-hand and borrowing on the Revolver on the date of the transaction. At closing, $6.8 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations and remains subject to further adjustments.
The SPA included an election under the Internal Revenue Code Section 338(h)(10). Accordingly, the book and tax basis of the acquired assets and liabilities are the same as of the purchase date. The SPA contains customary representations, warranties, covenants, and indemnification provisions.
The goodwill recognized represents expected synergies from combining the operations of Warehousing Co. with the Company, including enhanced service offerings, as well as other intangible assets that did not meet the criteria for separate recognition. The goodwill is expected to be deductible for tax purposes.
The purchase price allocation for the acquisition is preliminary and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, pending the completion of valuation of acquired tangible assets, an independent valuation of certain acquired intangible assets, assessment of lease agreements, assessment of certain liabilities, the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed, and assessment of other tax related items. As the Company obtains more information, the preliminary purchase price allocation disclosed below is subject to change. Any future adjustments to the preliminary purchase price allocation, including changes within identifiable intangible assets or estimation uncertainty impacted by market conditions, may impact future net earnings. The purchase price allocation adjustments can be made through the end of the measurement period, which is not to exceed one year from the acquisition date.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following table summarizes the fair value of the consideration transferred as of the acquisition date:

January 1, 2020 Opening Balance Sheet as Reported at March 31, 2020
(in thousands)
Fair value of the consideration transferred	$66,854

Cash and cash equivalents	1,388
Trade and other receivables	3,301
Prepaid expenses	608
Other current assets	78
Property and equipment	1,938
Operating lease right-of-use assets	12,356
Identifiable intangible assets ¹	55,681
Deferred tax assets	54
Other noncurrent assets	404
Total assets	75,808

Accounts payable	(347)
Accrued liabilities	(644)
Operating lease liabilities – current portion	(4,451)
Operating lease liabilities – less current portion	(7,905)
Total liabilities	(13,347)

Goodwill	$4,393

1	Includes $53.8 million in customer relationships, $0.7 million in noncompete agreements, $0.6 million in internally developed software, and a $0.6 million trade name.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Restricted Investments, Held-to-Maturity
The following tables present the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments, held-to-maturity:

	March 31, 2020
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$8,836	$1	$(31)	$8,806
Restricted investments, held-to-maturity	$8,836	$1	$(31)	$8,806

	December 31, 2019
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$8,912	$4	$(1)	$8,915
Restricted investments, held-to-maturity	$8,912	$4	$(1)	$8,915

As of March 31, 2020, the contractual maturities of the restricted investments, held-to-maturity, were one year or less. There were 12 securities and 7 securities that were in an unrealized loss position for less than twelve months as of March 31, 2020 and December 31, 2019, respectively. The Company did not recognize any impairment losses related to its held-to-maturity investments during the quarters ended March 31, 2020 or 2019, respectively.
Refer to Note 16 for additional information regarding fair value measurements of the Company's investments.

Note 6 — Assets Held for Sale
The Company expects to sell its assets held for sale, which primarily consist of revenue equipment, within the next twelve months. Revenue equipment held for sale totaled $38.0 million and $41.8 million as of March 31, 2020 and December 31, 2019, respectively. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income, were $3.0 million and $11.8 million for the quarters ended March 31, 2020 and 2019, respectively.
The Company recognized impairment losses related to assets held for sale of $0.1 million during the quarter ended March 31, 2020. The Company did not recognize any impairment losses related to assets held for sale during the quarter ended March 31, 2019.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In thousands)
Goodwill, balance at December 31, 2019	$2,918,992
Adjustments relating to deferred tax assets	(3)
Acquisition ¹	4,393
Goodwill, balance at March 31, 2020	$2,923,382

1	The goodwill associated with the acquisition referenced in Note 4 was allocated to the non-reportable segment.
The Company did not record any goodwill impairments during the quarter ended March 31, 2020 or 2019.
Other Intangible Assets
Other intangible asset balances were as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Definite-lived intangible assets ¹
Gross carrying amount	$894,597	$839,516
Accumulated amortization	(111,431)	(99,957)
Definite-lived intangible assets, net	$783,166	$739,559
Trade names:
Gross carrying amount	640,500	639,900
Intangible assets, net	$1,423,666	$1,379,459

1	The major categories of the Company's definite-lived intangible assets include customer relationships, non-compete agreements, internally developed software, and others.
Identifiable intangible assets subject to amortization have been recorded at fair value. Intangible assets related to acquisitions other than the 2017 Merger are amortized over a weighted-average amortization period of 18.9 years. The Company's customer relationship intangible assets related to the 2017 Merger are being amortized over a weighted average amortization period of 19.9 years.
As of March 31, 2020, management anticipates that the composition and amount of amortization associated with intangible assets will be $34.4 million for the remainder of 2020, $45.9 million in 2021, $45.8 million in 2022, and $45.2 million for each of the years 2023 and 2024. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 8 — Income Taxes
Effective Tax Rate — The effective tax rate was 27.2% for the first quarter of 2020, compared to 24.0% for the first quarter of 2019. The Company recognized discrete items relating to foreign currency fluctuations and stock compensation deductions during the quarter ended March 31, 2020.
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
Unrecognized Tax Benefits — Management believes it is reasonably possible that a decrease of up to $1.0 million in unrecognized tax benefits relating to federal deductions may be necessary within the next twelve months.
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits was approximately $0.4 million for the periods ended March 31, 2020 and December 31, 2019.
Tax Examinations — The Company is currently under examination by the IRS for the 2012 tax year and management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Certain of the Company's subsidiaries are also currently under examination by various state jurisdictions for tax years ranging from 2013 to 2018. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2014 remain subject to examination.

Note 9 — Accounts Receivable Securitization
The 2018 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets. As of March 31, 2020, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2018 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of March 31, 2020. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.

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

3
The 2018 RSA program fee is based on the Company's consolidated total net leverage ratio. As identified within the 2018 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement for LIBOR.

Availability under the 2018 RSA is calculated as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Borrowing base, based on eligible receivables	$276,500	$299,100
Less: outstanding borrowings ¹	(180,000)	(205,000)
Less: outstanding letters of credit	(68,841)	(70,841)
Availability under accounts receivable securitization facilities	$27,659	$23,259

1
Outstanding borrowings are included in "Accounts receivable securitization" in the condensed consolidated balance sheets, offset by $0.2 million of deferred loan costs as of March 31, 2020 and December 31, 2019. Interest accrued on the aggregate principal balance at a rate of 2.4% and 2.6% as of March 31, 2020 and December 31, 2019, respectively.

Program fees and unused commitment fees are recorded in "Interest expense" in the condensed consolidated statements of comprehensive income. The Company incurred accounts receivable securitization program fees of $1.4 million and $2.0 million during the quarters ended March 31, 2020 and 2019, respectively.
Refer to Note 16 for information regarding the fair value of the 2018 RSA.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 10 — Commitments
Purchase Commitments
As of March 31, 2020, the Company had outstanding commitments to purchase revenue equipment of $405.7 million in the remainder of 2020 ($274.0 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, finance leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of March 31, 2020, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $6.0 million in the remainder of 2020, $1.2 million in the two-year period 2021 through 2022, $0.2 million in the two-year period 2023 through 2024, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
TRP Commitments
Since 2003, Knight has entered into partnership agreements with entities that make privately-negotiated equity investments. In these agreements, Knight committed to invest in return for an ownership percentage. During the first quarter of 2020, Knight entered into a $20.0 million commitment to invest in the newly formed TRP Capital Partners V, LP with the entire commitment outstanding as of March 31, 2020. There were no other material changes related to the previously disclosed TRP commitments during the quarter ended March 31, 2020.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $27.7 million, relating to the Company's outstanding legal proceedings as of March 31, 2020.
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
Recent Developments and Current Status
In July 2019, a jury issued an adverse verdict in this lawsuit. The Company is reviewing all options including post-trial motions seeking to overturn the jury verdict and if necessary, an appeal. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of March 31, 2020.

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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. In January 2020, the court granted final approval of the settlement. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of March 31, 2020.

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
Recent Developments and Current Status
In December 2019, the court awarded damages for failure to pay minimum wage for 16 hours per day. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of March 31, 2020.

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
Recent Developments and Current Status
In January 2020, the court granted final approval of the settlement in this matter. In March 2020 the Company paid the settlement amount approved by the court. As of March 31, 2020, the Company has a reserve accrued for anticipated costs associated with finalizing this matter.

1	Individually and on behalf of all others similarly situated.
Self Insurance
Automobile Liability, General Liability, and Excess Liability — Effective November 1, 2019, the Company has $130.0 million excess auto liability ("AL") coverage. For prior years, Swift and Knight maintained separately varying excess AL and general liability limits. During prior policy periods, Swift AL claims are subject to a $10.0 million self-insured retention ("SIR") per occurrence and Knight AL claims were subject to a $1.0 million to $3.0 million SIR per occurrence.  Additionally, Knight carries a $2.5 million aggregate deductible for any loss or losses within the $5.0 million excess of $5.0 million layer of coverage. Effective March 1, 2020, Knight and Swift retain the same $10.0 million SIR per occurrence.
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
Medical — Knight maintains primary and excess coverage for employee medical expenses and hospitalization, with a $0.3 million self-insured retention per claimant. Through December 31, 2019, Swift was fully insured on its medical benefits (subject to contributed premiums). Effective January 1, 2020, Swift provides primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $0.5 million per claimant to all employees.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Share Repurchase Plan
On May 31, 2019, the Company announced that the Board approved the repurchase of up to $250.0 million worth of the Company's outstanding common stock (the "2019 Knight-Swift Share Repurchase Plan"), which replaced the previous share repurchase plan.

The following table presents the Company's repurchases of its common stock under the 2019 Knight-Swift Share Repurchase Plan, excluding advisory fees:

Share Repurchase Plan		Quarter Ended March 31, 2020
Board Approval Date	Authorized Amount	Shares	Amount
	(in thousands)
May 30, 2019 ¹	$250,000	1,139	$34,630
		1,139	$34,630

1	$199.0 million and $233.6 million remained available under the 2019 Knight-Swift Share Repurchase Plan as of March 31, 2020 and December 31, 2019, respectively.

Note 13 — Weighted Average Shares Outstanding
Earnings per share, basic and diluted, as presented in the condensed consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended March 31,
	2020	2019
	(In thousands)
Basic weighted average common shares outstanding	170,617	172,971
Dilutive effect of equity awards	665	637
Diluted weighted average common shares outstanding	171,282	173,608
Anti-dilutive shares excluded from diluted earnings per share ¹	256	997

1
Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	Quarter Ended March 31,
	2020		2019
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Freight Services:
Central Freight Lines ¹	$6,816	$—	$3,116	$—
SME Industries ¹	—	—	155	—
Total	$6,816	$—	$3,271	$—
Facility and Equipment Leases:
Central Freight Lines ¹	$—	$92	$244	$93
Other Affiliates ¹	5	73	4	—
Total	$5	$165	$248	$93
Other Services:
Central Freight Lines ¹	$15	$—	$—	$—
DPF Mobile ¹	—	12	—	44
Other Affiliates ¹	9	—	10	618
Total	$24	$12	$10	$662

1
Entities affiliated with former Board member Jerry Moyes include Central Freight Lines, SME Industries, Compensi Services, and DPF Mobile. "Other affiliates" includes entities that are associated with various board members and executives and require approval by the Board prior to completing transactions. Transactions with these entities include freight services, facility and equipment leases, equipment sales, and other services.

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

•
Other Services Received by Knight-Swift — Consulting fees, diesel particulate filter cleaning, sales of various parts and tractor accessories, and certain third-party payroll and employee benefits administration services from the identified related parties are included in other services received by the Company.

Receivables and payables pertaining to related party transactions were:

	March 31, 2020		December 31, 2019
	Receivable	Payable	Receivable	Payable
	(In thousands)
Central Freight Lines	$5,703	$—	$2,872	$—
SME Industries	—	—	17	—
DPF Mobile	—	5	—	2
Other Affiliates	—	2	—	—
Total	$5,703	$7	$2,889	$2

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 15 — Information by Segment and Geography
Segment Information
The Company has three reportable segments: Trucking, Logistics, and Intermodal, as well as the non-reportable segments, discussed below. Based on how economic factors affect the nature, amount, timing, and uncertainty of revenue or cash flows, the Company disaggregates revenues by reportable segment for the purposes of applying the ASC Topic 606 guidance.
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
Non-reportable
The non-reportable segments include support services provided to the Company's customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, warehousing, and certain driving academy activities, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and various acquisitions).
Intersegment Eliminations
Certain operating segments provide transportation and related services for other affiliates outside of their reportable segments. For certain operating segments, such services are billed at cost, and no profit is earned. For the other operating segments, revenues for such services are based on negotiated rates, and are reflected as revenues of the billing segment. These rates are adjusted from time to time, based on market conditions. Such intersegment revenues and expenses are eliminated in Knight-Swift's consolidated results.
The following tables present the Company's financial information by segment:

	Quarter Ended March 31,
	2020	2019
Revenue:	(In thousands)
Trucking	$919,061	$973,245
Logistics	79,198	88,952
Intermodal	94,731	116,367
Subtotal	$1,092,990	$1,178,564
Non-reportable segments	46,242	37,764
Intersegment eliminations	(14,434)	(11,793)
Total revenue	$1,124,798	$1,204,535

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Quarter Ended March 31,
	2020	2019
Operating income (loss):	(In thousands)
Trucking	$107,334	$115,175
Logistics	3,719	7,283
Intermodal	(2,737)	2,361
Subtotal	$108,316	$124,819
Non-reportable segments	(6,197)	(8,520)
Operating income	$102,119	$116,299

	Quarter Ended March 31,
	2020	2019
Depreciation and amortization of property and equipment:	(In thousands)
Trucking	$93,548	$84,510
Logistics	207	155
Intermodal	3,488	3,360
Subtotal	$97,243	$88,025
Non-reportable segments	12,978	12,912
Depreciation and amortization of property and equipment	$110,221	$100,937

Geographical Information
In the aggregate, total revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for the quarters ended March 31, 2020 and 2019. Additionally, long-lived assets on the Company's foreign subsidiary balance sheets were less than 5.0% of consolidated total assets as of March 31, 2020 and December 31, 2019.

Note 16 — Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of March 31, 2020 and December 31, 2019, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
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
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Restricted investments, held-to-maturity ¹	$8,836	$8,806	$8,912	$8,915
TRP Investments	30,338	30,338	30,878	30,878
Investments in equity securities ²	9,843	9,843	8,722	8,722

Financial Liabilities:
Term Loan, due October 2020 ³	$364,883	$365,000	$364,825	$365,000
2018 RSA, due July 2021 [4]	179,801	180,000	204,762	205,000
Revolver, due October 2022	294,000	294,000	279,000	279,000

1	Refer to Note 5 for the differences between the carrying amounts and estimated fair values of the Company's restricted investments, held-to-maturity.

2	The investments are carried at fair value and are included in "Other long-term assets" on the condensed consolidated balance sheets.

3
The carrying amount of the Term Loan is included in "Finance lease liabilities and long-term debt – current portion," on the condensed consolidated balance sheets and is net of $0.1 million and $0.2 million in deferred loan costs as of March 31, 2020 and December 31, 2019, respectively.

4
The carrying amount of the 2018 RSA is included in "Accounts receivable securitization," on the condensed consolidated balance sheets and is net of $0.2 million in deferred loan costs as of March 31, 2020 and December 31, 2019.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a recurring basis as of March 31, 2020:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses
	(In thousands)
As of March 31, 2020
Investments in equity securities ¹	$9,843	$9,843	$—	$—	$(5,279)

As of December 31, 2019
Investments in equity securities ¹	$8,722	$8,722	$—	$—	$(184)

1
Total unrealized losses for these investments are included within "Other (expense) income, net" within the condensed consolidated statements of comprehensive income for the quarter ended March 31, 2020. The Company did not sell any equity investments during the quarters ended March 31, 2020 or 2019 and therefore did not realize any losses on these investments.

Recurring Fair Value Measurements (Liabilities) — As of March 31, 2020 and December 31, 2019, there were no major categories of liabilities on the condensed consolidated balance sheets estimated at fair value that were measured on a recurring basis.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of March 31, 2020 and December 31, 2019:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses
	(In thousands)
As of March 31, 2020
Equipment ¹	$350	$—	$350	$—	$(902)

As of December 31, 2019
Leasehold improvements ²	$—	$—	$—	$—	$(2,182)
Equipment ³	1,380	—	1,380	—	(870)
Software [4]	—	—	—	—	(434)

1	During the first quarter of 2020, the Company incurred impairment charges which were associated with revenue equipment held for sale and trailer tracking systems.

2
During the second quarter of 2019, the Company incurred an impairment of leasehold improvements related to the early termination of a lease on one of its operating properties. This impairment was recorded in the Trucking segment.

3
During the fourth quarter of 2019, the Company incurred impairment charges which were associated with certain revenue equipment technology, warehousing equipment no longer in use, and certain Swift legacy trailer models as a result of a softer used equipment market. These impairments were allocated between the Logistics and non-reportable segments based on each segment’s use of the assets.

4
During the fourth quarter of 2019, the Company incurred impairment charges related to discontinued use of software systems. These impairments were allocated between the Logistics and non-reportable segments based on each segment's use of the assets.

Nonrecurring Fair Value Measurements (Liabilities) — As of March 31, 2020 and December 31, 2019, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:

•	any projections of or guidance regarding earnings, earnings per share, revenues, cash flows, dividends, capital expenditures, or other financial items,

•	any statement of plans, strategies, and objectives of management for future operations,

•	any statements concerning proposed acquisition plans, new services, or developments,

•	any statements regarding future economic conditions or performance, and

•	any statements of belief and any statements of assumptions underlying any of the foregoing.
In this Quarterly Report, forward-looking statements include, but are not limited to, statements we make concerning:

•	the ability of our infrastructure to support future growth, whether we grow organically or through potential acquisitions,

•	the impacts of the COVID-19 global pandemic,

•	the future impact of acquisitions, including achievement of anticipated synergies,

•	the flexibility of our model to adapt to market conditions,

•	our ability to recruit and retain qualified driving associates,

•	future safety performance,

•	future performance of our segments or businesses,

•	our ability to gain market share,

•	the ability, desire, and effects of expanding our logistics, brokerage, and intermodal operations,

•	future equipment prices, our equipment purchasing or leasing plans, and our equipment turnover (including expected tractor trade-ins),

•	our ability to sublease equipment to independent contractors,

•	the impact of pending legal proceedings,

•	the expected freight environment, including freight demand and volumes,

•	economic conditions and growth, including future inflation, consumer spending, supply chain conditions, and US Gross Domestic Product ("GDP") changes,

•	future pricing terms from vendors and suppliers,

•	expected liquidity and methods for achieving sufficient liquidity,

•	future fuel prices and the expected impact of fuel efficiency initiatives,

•	future expenses and our ability to control costs,

•	future operating profitability,

•	future third-party service provider relationships and availability,

•	future contracted pay rates with independent contractors and compensation arrangements with driving associates,

•	our expected need or desire to incur indebtedness,

•	future capital expenditures and expected sources of liquidity, capital allocation, capital structure, capital requirements, and growth strategies and opportunities,

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•	expected capital expenditures,

•	future mix of owned versus leased revenue equipment,

•	future asset utilization,

•	future return on capital,

•	future share repurchases and dividends,

•	future tax rates,

•	future trucking industry capacity and balance between industry demand and capacity,

•	future rates,

•	future depreciation and amortization,

•	expected tractor and trailer fleet age,

•	future investment in and deployment of new or updated technology,

•	political conditions and regulations, including trade regulation, quotas, duties, or tariffs, and any future changes to the foregoing,

•	future purchased transportation expense, and

•	others.
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "objective," "continue," "outlook," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A "Risk Factors" of this Quarterly Report, Part I, Item 1A "Risk Factors" in our 2019 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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

Reference to Annual Report
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements (unaudited) and footnotes included in this Quarterly Report, as well as the consolidated financial statements and footnotes included in our 2019 Annual Report.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Executive Summary
Impact of COVID-19
We continue to operate our business through the COVID-19 pandemic and have taken many additional precautions to ensure the safety of our employees, customers, vendors, and the communities in which we operate. Our diverse customer base has permitted us to balance our truckload capacity between customers with significant declines in volumes and those experiencing surges in demand for essential consumer products. We believe we are well-prepared for the sustainability of our business from a balance sheet perspective with a very conservative debt balance and a meaningful level of available liquidity, coupled with a conservative, cost-minded culture. We are fortunate that our multiple brands and diverse operating model have enabled us to rapidly adapt to the ever-changing economic environment. We believe we are well-positioned to navigate through these unprecedented times, while continuing to support our customers and ultimately the greater economy.
The COVID-19 pandemic, and efforts to contain it, has significantly affected the economy and the everyday lives of people around the world. Trucking has always been an essential service, which has become increasingly apparent as we partner with our customers to deliver vital goods to consumers throughout North America during these trying times. As part of our efforts to safeguard our employees and promote business continuity, we have taken many additional precautions to enhance the sanitization process of our equipment and properties, increase the social distancing of our employees by working remotely where possible, and provide our driving associates with essential provisions and enhanced bonus opportunities while they are over the road delivering freight for our customers. During the first quarter of 2020, we invested approximately $2.3 million of incremental expenses associated with our drivers and terminal employees to ensure safety and that communities received essential products. We expect to incur costs of a similar nature in the second quarter of 2020.
Refer to Part II, Item 1A "Risk Factors" of this Quarterly Report for more discussion about potential risks and uncertainties surrounding the COVID-19 pandemic that may impact our business, results of operations, or financial condition.
Company Overview
Knight-Swift Transportation Holdings Inc. is North America's largest truckload carrier and a provider of transportation solutions, headquartered in Phoenix, Arizona. The Company provides multiple truckload transportation, intermodal, and logistics services using a nationwide network of business units and terminals in the US and Mexico to serve customers throughout North America. In addition to its truckload services, Knight-Swift also contracts with third-party capacity providers to provide a broad range of shipping solutions to its customers while creating quality driving jobs for our driving associates and successful business opportunities for independent contractors. Our three reportable segments are Trucking, Logistics, and Intermodal. Additionally, we have various non-reportable segments. Refer to Note 15 in Part I, Item 1 of this Quarterly Report for descriptions of our segments.
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

•
Our non-reportable segments include support services provided to our customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, warehousing, and certain driving academy activities, as well as certain corporate expenses

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

(such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and various acquisitions).

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
Operating Statistics — We measure our consolidated and segment results through certain operating statistics, which are discussed under "Results of Operations — Segment Review — Operating Statistics," below. Our results are affected by various economic, industry, operational, regulatory, and other factors, which are discussed in detail in "Part I, Item 1A. Risk Factors," in our 2019 Annual Report, and supplemented in Part II, Item 1A of this Quarterly Report, as well as in various disclosures in our press releases, stockholder reports, and other filings with the SEC.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Highlights and Operating Metrics

	Quarter Ended March 31,
	2020	2019
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,124,798	$1,204,535
Revenue, excluding trucking fuel surcharge ¹	$1,027,095	$1,096,956
Net income attributable to Knight-Swift	$65,426	$87,938
Diluted EPS	$0.38	$0.51
Operating Ratio	90.9%	90.3%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift ²	$76,205	$96,181
Adjusted EPS ²	$0.44	$0.55
Adjusted Operating Ratio ²	88.6%	88.4%

Revenue equipment:
Average tractors (Trucking segment only) ³	18,462	18,934
Average trailers [4]	57,716	58,934
Average containers	9,856	9,866

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

3	The average age of our company-owned tractor fleet was 2.0 years in the first quarter of 2020, as compared to 2.1 years in the first quarter of 2019.

4	The average age of our trailer fleet was 7.6 years in the first quarter of 2020, as compared to 7.2 years in the first quarter of 2019.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Company Performance
Trends and Outlook — The truckload freight environment remains competitive, amongst the impacts of the COVID-19 global pandemic. Evidence of capacity rationalization is mounting in the truckload industry, including impacts from trucking company business failures, lower Class 8 new truck orders, further weakening of Class 8 used tractor values, growing Class 8 used inventories, and contraction in trucking employment. Capacity rationalization has continued to accelerate, causing lower gains on sale of used revenue equipment in the trucking industry, which we have experienced as well. We expect that the uncertainty around the freight environment will continue throughout a large portion of the year.
As a result of the COVID-19 pandemic, the national unemployment rate began to rise, ending the first quarter of 2020 at 4.4%. The unemployment rate is expected to steadily rise throughout the majority of 2020. Driver sourcing generally continues to be a headwind for the trucking industry. Ongoing competition for driving academy graduates and experienced hires, as well as increased safety regulations, tend to hamper driver sourcing efforts throughout the industry. Given the overall uncertainties in the freight market, we anticipate that drivers may prefer to seek employment from larger trucking companies that are more financially secure than others. This may positively position our company in the driver sourcing environment in the remainder of 2020.
During the first quarter of 2020, the US economy contracted at its fastest pace, ending the longest US economic expansion on record. US gross domestic product, which is the broadest measure of goods and services produced across the economy, shrank by 4.8%1, per preliminary third-party forecasts. This trend is expected to continue, resulting in an expected annualized growth rate of approximately -4.0% to -5.0%2 for full-year 2020. The first quarter 2020 US employment cost index rose 2.8% and 0.8% on a year-over-year and sequential basis, respectively.
Despite declining rates over the past year amidst a challenging freight environment, which was further challenged by the effects of the COVID-19 pandemic, our Trucking segment showed resilience, generating an Adjusted Operating Ratio of 86.5% in the first quarter of 2020, which represents a 20 basis point improvement from the same quarter last year. Total miles per tractor increased by 0.2% in a volatile environment. Our Logistics segment produced an Adjusted Operating Ratio of 95.2% in the first quarter of 2020, primarily driven by a gross margin of 14.7% within our brokerage business. While rates and volumes across our reportable segments were pressured during the quarter, our focus on cost management contributed to operating efficiencies that helped mitigate some of the impacts from the uncertain economy, including a weaker used equipment market that negatively affected gain on sales of revenue equipment by $8.8 million (or $0.04 of earnings per diluted share, after taxes) on a year-over-year basis.
We anticipate that depreciation and amortization expense will increase and rental expense will correspondingly decrease, as a percentage of revenue excluding trucking fuel surcharge, as we intend to purchase, rather than lease, a majority of our revenue equipment in 2020. With significant tightening in the insurance markets, we may also experience changes in premiums and retention limits in 2020. We expect that our future fuel expenses will decrease as a result of the recently and rapidly deflating fuel prices. However, we believe any benefits experienced from lower fuel prices may be offset by reduced fuel surcharge revenues.
We continue to maintain our leverage ratio within our targeted range and remain committed to a strong capital structure, which we believe will position us for long-term success and enable us to pursue further opportunities for organic growth, growth through acquisitions, and other capital allocation opportunities. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants.

________

1	Source: bea.gov

2	Source: kiplinger.com

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended March 31, 2020 and 2019 — The $22.5 million decrease in net income attributable to Knight-Swift to $65.4 million during the quarter ended March 31, 2020 from $87.9 million during the same period last year includes the following:

•
Contributor — $7.8 million decrease in operating income within our Trucking Segment was primarily due to an $8.8 million reduction in gain on sales of revenue equipment, which was partially offset by a 3.2% decrease in operating expenses per total mile driven.

•	Contributor — $5.1 million change from operating income to operating loss in our Intermodal Segment due to continued market pressures, including the impact of the COVID-19 pandemic.

•
Contributor — $11.6 million unfavorable change in "Total other (expense) income, net," primarily attributed to unrealized losses in the first quarter of 2020 from our various equity investments, including our investments in TRP, as well as a $2.5 million unfavorable change associated with foreign currency fluctuations within our Mexico operations.

•
Offset — $3.4 million decrease in consolidated income tax expense was primarily due to a decrease in earnings. During the first quarter of 2020, we recognized discrete items related to an increase in unfavorable foreign currency fluctuations, which was partially offset by an increase in stock compensation deductions. During the first quarter of 2019, we recognized discrete items related to a reduction in our reserve for uncertain tax positions and stock compensation deductions. All of these factors resulted in an effective tax rate of 27.2% for the first quarter of 2020 and 24.0% for the first quarter of 2019.

See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.
Liquidity and Capital — During the quarter ended March 31, 2020, we generated $155.3 million in cash flows from operations, used $75.7 million for capital expenditures (net of equipment sales proceeds), reduced our operating lease liabilities by $11.4 million, repurchased $34.6 million worth of our common stock, and returned $14.0 million to our stockholders in the form of quarterly dividends. We ended the quarter with $119.1 million in unrestricted cash and cash equivalents, $294.0 million outstanding on the Revolver, $365.0 million face value outstanding on the Term Loan, and $5.7 billion of stockholders' equity. We remain committed to a strong capital structure, which we believe will position us for long-term success and enable us to pursue further opportunities for organic growth and growth through acquisition.
See discussion under "Liquidity and Capital Resources" and "Off-Balance Sheet Arrangements" for additional information.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has three reportable segments: Trucking, Logistics, and Intermodal, as well as certain non-reportable segments. Refer to Note 15 to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report for descriptions of the operations of these reportable segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter Ended March 31,
	2020	2019
Revenue:	(In thousands)
Trucking	$919,061	$973,245
Logistics	79,198	88,952
Intermodal	94,731	116,367
Subtotal	$1,092,990	$1,178,564
Non-reportable segments	46,242	37,764
Intersegment eliminations	(14,434)	(11,793)
Total revenue	$1,124,798	$1,204,535

	Quarter Ended March 31,
	2020	2019
Operating income (loss):	(In thousands)
Trucking	$107,334	$115,175
Logistics	3,719	7,283
Intermodal	(2,737)	2,361
Subtotal	$108,316	$124,819
Non-reportable segments	(6,197)	(8,520)
Operating income	$102,119	$116,299

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

Operating Statistic	Relevant Segment(s)	Description
Average Revenue per Tractor	Trucking	Measures productivity and represents revenue (excluding fuel surcharge and intersegment transactions) divided by average tractor count
Total Miles per Tractor	Trucking	Total miles (including loaded and empty miles) a tractor travels on average
Average Length of Haul	Trucking	Average miles traveled with loaded trailer cargo per order
Non-paid Empty Miles Percentage	Trucking	Percentage of miles without trailer cargo
Average Tractors	Trucking, Intermodal	Average tractors in operation during the period including company tractors and tractors provided by independent contractors
Average Trailers	Trucking	Average trailers in operation during the period
Average Revenue per Load	Logistics, Intermodal	Total revenue (excluding intersegment transactions) divided by load count
Gross Margin Percentage	Logistics (Brokerage only)
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

Non-GAAP Adjusted Operating Ratio	Trucking, Logistics, Intermodal
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

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands, except per tractor data)
Total revenue	$919,061	$973,245	(5.6%)
Revenue, excluding fuel surcharge and intersegment transactions	$821,084	$865,630	(5.1%)
GAAP: Operating income	$107,334	$115,175	(6.8%)
Non-GAAP: Adjusted Operating Income ¹	$110,805	$115,524	(4.1%)
Average revenue per tractor ²	$44,474	$45,718	(2.7%)
GAAP: Operating ratio ²	88.3%	88.2%	10	bps
Non-GAAP: Adjusted Operating Ratio ¹ ²	86.5%	86.7%	(20	bps)
Non-paid empty miles percentage ²	12.8%	12.9%	(10	bps)
Average length of haul (miles) ²	428	429	(0.2%)
Total miles per tractor ²	22,568	22,523	0.2%
Average tractors ² ³	18,462	18,934	(2.5%)
Average trailers ²	57,716	58,934	(2.1%)

1	Refer to "Non-GAAP Financial Measures" below.

2	Defined under "Operating Statistics," above.

3	Includes 16,339 and 16,208 average company-owned tractors for the quarter ended March 31, 2020 and 2019, respectively.
Comparison Between the Quarters Ended March 31, 2020 and 2019 — Operating Ratio was 88.3% in the first quarter of 2020 compared to 88.2% in the first quarter of 2019. We improved the Adjusted Operating Ratio within this segment to 86.5% in the first quarter of 2020 from 86.7% in the first quarter of 2019, despite an $8.8 million reduction in gain on sales of revenue equipment. Our cost control efforts contributed to a 3.2% decrease in operating expenses per total miles driven. Average revenue per tractor decreased by 2.7%, primarily as a result of a 3.1% decrease in revenue per loaded mile, excluding fuel surcharge and intersegment transactions.

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

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands, except per load data)
Total revenue	$79,198	$88,952	(11.0%)
Revenue, excluding intersegment transactions	$76,757	$87,191	(12.0%)
Operating income	$3,719	$7,283	(48.9%)
Revenue per load – Brokerage only ¹	$1,378	$1,432	(3.8%)
Gross margin percentage – Brokerage only ¹	14.7%	17.8%	(310	bps)
GAAP: Operating ratio ¹	95.3%	91.8%	350	bps
Non-GAAP: Adjusted Operating Ratio ¹ ²	95.2%	91.6%	360	bps

1	Defined under "Operating Statistics," above.

2	Refer to "Non-GAAP Financial Measures" below.
Comparison Between the Quarters Ended March 31, 2020 and 2019 — Operating Ratio was 95.3% in the first quarter of 2020 compared to 91.8% in the first quarter of 2019. Adjusted Operating Ratio in the Logistics segment (which primarily consists of our brokerage services) increased to 95.2% in the first quarter of 2020 from 91.6% in the first quarter of 2019.
Brokerage-only — Brokerage gross margin decreased to 14.7% in the first quarter of 2020 from 17.8% in the first quarter of 2019. A 6.5% decrease in brokerage load volumes and a 3.8% decrease in brokerage revenue per load resulted in a 10.0% decrease in brokerage revenue, excluding intersegment transactions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment
The Intermodal segment complements our regional operating model, allows us to better serve customers in longer haul lanes, and reduces our investment in fixed assets. Through the Intermodal segment, we generate revenue by moving freight over the rail in our containers and other trailing equipment, combined with revenue for drayage to transport loads between railheads and customer locations. The most significant expense in the Intermodal segment is the cost of purchased transportation that we pay to third-party capacity providers (including rail providers), which is primarily variable and included in "Purchased transportation" in the condensed consolidated statements of comprehensive income. Purchased transportation varies as it relates to rail capacity, freight demand, and customer shipping needs. The main fixed costs in the Intermodal segment are depreciation of our company tractors related to drayage, containers, and chassis, as well as non-driver employee compensation and benefits.

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands, except per load data)
Total revenue	$94,731	$116,367	(18.6%)
Revenue, excluding intersegment transactions	$94,622	$115,677	(18.2%)
GAAP: Operating (loss) income	$(2,737)	$2,361	(215.9%)
Non-GAAP: Adjusted Operating (Loss) Income	$(2,689)	$2,361	(213.9%)
Average revenue per load ¹	$2,314	$2,456	(5.8%)
GAAP: Operating ratio ¹	102.9%	98.0%	490	bps
Non-GAAP: Adjusted Operating Ratio ¹ ²	102.8%	98.0%	480	bps
Load count	40,889	47,109	(13.2%)
Average tractors ¹ ³	601	693	(13.3%)
Average containers ¹	9,856	9,866	(0.1%)

1	Defined under "Operating Statistics," above.

2	Refer to "Non-GAAP Financial Measures" below.

3	Includes 536 and 613 company-owned tractors for the quarters ended March 31, 2020 and 2019, respectively.
Comparison Between the Quarters Ended March 31, 2020 and 2019 — Operating Ratio was 102.9% in the first quarter of 2020 compared to 98.0% in the first quarter of 2019. During the first quarter of 2020, our Intermodal segment produced an Adjusted Operating Ratio of 102.8%, compared to 98.0% during the first quarter of 2019. Continued market pressures, including the impact of the COVID-19 pandemic, contributed to an 18.2% decrease in revenue, excluding intersegment transactions, as load counts decreased 13.2% and revenue per load decreased 5.8%.
Non-reportable Segments
The non-reportable segments include support services provided to our customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, warehousing, and certain driving academy activities, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and $11.2 million in quarterly amortization of intangibles related to the 2017 Merger and various acquisitions).

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands)
Total revenue	$46,242	$37,764	22.4%
Operating loss	$(6,197)	$(8,520)	(27.3%)
Comparison Between the Quarters Ended March 31, 2020 and 2019 — The decrease in operating loss within the non-reportable segments was driven by additional operating income earned from warehousing activities in the first quarter of 2020, which was partially offset by losses from less revenue generated from support services provided to our independent contractors.

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

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands)
Salaries, wages, and benefits	$354,833	$363,855	(2.5%)
% of total revenue	31.5%	30.2%	130	bps
% of revenue, excluding trucking fuel surcharge	34.5%	33.2%	130	bps
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
Several ongoing market factors have reduced the pool of available driving associates, contributing to a challenging driver sourcing market, which we believe will continue. Having a sufficient number of qualified driving associates is a significant headwind, although we continue to seek ways to attract and retain qualified driving associates, including heavily investing in our recruiting efforts, our driving academies, and technology and terminals that improve the experience of driving associates. We expect driving associate pay to remain inflationary, which could result in additional driving associate pay increases in the future.

•
Comparison Between Quarters Ended March 31, 2020 and 2019 — The $9.0 million decrease within consolidated salaries, wages and benefits was primarily attributed to decreases in company driving associate wages based on the mix of company miles driven, favorable developments within workers' compensation expense, as well as lower medical insurance costs. These decreases were partially offset by incremental payroll premiums paid to our company driving associates and shop technicians in response to the COVID-19 pandemic. The COVID-19 expenses were clearly separable from our normal business operations and are not expected to recur once the pandemic subsides.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands)
Fuel	$121,855	$138,439	(12.0%)
% of total revenue	10.8%	11.5%	(70	bps)
% of revenue, excluding trucking fuel surcharge	11.9%	12.6%	(70	bps)
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

•
Comparison Between Quarters Ended March 31, 2020 and 2019 — The $16.6 million decrease in consolidated fuel expense is primarily due to a decrease in average DOE fuel prices to $2.92 per gallon for the quarter ended March 31, 2020 from $3.02 per gallon for the quarter ended March 31, 2019, which was partially offset by a 2.8% increase in the total miles driven by company driving associates.

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands)
Operations and maintenance	$68,404	$79,760	(14.2%)
% of total revenue	6.1%	6.6%	(50	bps)
% of revenue, excluding trucking fuel surcharge	6.7%	7.3%	(60	bps)
Operations and maintenance expense consists of direct operating expenses, equipment maintenance, and tire expense.  Operations and maintenance expenses are affected by the age of our company-owned fleet of tractors and trailers. We expect the driver market to remain competitive throughout 2020, which could increase future driving associate development and recruiting costs and negatively affect our operations and maintenance expense. We expect to continue refreshing our tractor fleet in the coming quarters, and anticipate that maintenance costs will gradually decrease as we reduce the average age of our fleet.
The decrease of $11.4 million in consolidated operations and maintenance expense was attributed to reduced maintenance expense associated with refreshing our fleet with newer equipment, partially offset by the 2.8% increase in miles driven by company driving associates noted above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands)
Insurance and claims	$54,280	$50,136	8.3%
% of total revenue	4.8%	4.2%	60	bps
% of revenue, excluding trucking fuel surcharge	5.3%	4.6%	70	bps
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
Consolidated insurance and claims expense increased by $4.1 million for the quarter ended March 31, 2020, as compared to the same period last year. This increase was primarily due to negative development within certain prior year losses partially offset by improvements within our current year experience as a result of lower frequency and severity in claims, as well as a decrease in total miles driven year over year.

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands)
Operating taxes and licenses	$22,169	$21,803	1.7%
% of total revenue	2.0%	1.8%	20	bps
% of revenue, excluding trucking fuel surcharge	2.2%	2.0%	20	bps
Operating taxes and licenses include state franchise taxes, federal highway use taxes, property taxes, vehicle license and registration fees, fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Consolidated operating taxes and licenses increased by $0.4 million for the quarter ended March 31, 2020, as compared to the same period last year, but remained relatively flat as a percentage of revenue, excluding trucking fuel surcharge.

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands)
Communications	$4,874	$5,083	(4.1%)
% of total revenue	0.4%	0.4%	—
% of revenue, excluding trucking fuel surcharge	0.5%	0.5%	—
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Consolidated communications expense remained flat as a percentage of revenue, excluding trucking fuel surcharge for the quarter ended March 31, 2020, as compared to the same period last year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands)
Depreciation and amortization of property and equipment	$110,221	$100,937	9.2%
% of total revenue	9.8%	8.4%	140	bps
% of revenue, excluding trucking fuel surcharge	10.7%	9.2%	150	bps
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

•
Comparison Between Quarters Ended March 31, 2020 and 2019 — The $9.3 million increase in consolidated depreciation and amortization of property and equipment is primarily due to an increase in owned versus leased equipment.

We expect consolidated depreciation and amortization of property and equipment to increase both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in the remainder of 2020.

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands)
Amortization of intangibles	$11,474	$10,693	7.3%
% of total revenue	1.0%	0.9%	10	bps
% of revenue, excluding trucking fuel surcharge	1.1%	1.0%	10	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger and other acquisitions. See Note 7 in Part I, Item 1, of this Quarterly Report for further details regarding the Company's intangible assets. The $0.8 million quarter over quarter increase in amortization of intangibles was attributed to an acquisition completed on January 1, 2020. See Note 4 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands)
Rental expense	$25,375	$35,545	(28.6%)
% of total revenue	2.3%	3.0%	(70	bps)
% of revenue, excluding trucking fuel surcharge	2.5%	3.2%	(70	bps)
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.
Consolidated rental expense decreased by $10.2 million for the quarter ended March 31, 2020, as compared to the same period last year. This was primarily due to increasing our ratio of owned versus leased equipment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

We expect consolidated rental expense to continue to decrease both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in the remainder of 2020.

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands)
Purchased transportation	$225,276	$269,349	(16.4%)
% of total revenue	20.0%	22.4%	(240	bps)
% of revenue, excluding trucking fuel surcharge	21.9%	24.6%	(270	bps)
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
Consolidated purchased transportation expense decreased by $44.1 million for the quarter ended March 31, 2020, as compared to the same period last year. This was primarily due to a decrease in miles driven by independent contractors of 22.5% and lower purchased transportation expense from third-party carrier activities in our Logistics and Intermodal segments.

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands)
Impairments	$902	$—	100.0

Comparison Between Quarters Ended March 31, 2020 and 2019 — We incurred impairment charges associated with revenue equipment held for sale and trailer tracking systems.

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands)
Miscellaneous operating expenses	$23,016	$12,636	82.1
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.

•
Comparison Between Quarters Ended March 31, 2020 and 2019 — The $10.4 million increase in net consolidated miscellaneous operating expenses is primarily due to an $8.8 million decrease in gain on sales of equipment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Consolidated Other Expenses, net

	Quarter Ended March 31,		Increase (Decrease)
	2020	2019
	(Dollars in thousands)
Interest expense	$6,107	$7,348	(16.9%)
Other expense (income), net	6,507	(6,139)	(206.0%)
Income tax expense	24,554	27,923	(12.1%)
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. The decrease in interest expense is primarily due to lower overall interest rates, partially offset by higher overall debt balances.
Other expense (income), net — Other expense (income), net is primarily comprised of unrealized (gains) and losses from our various equity investments, including our TRP investments accounted for under the equity method, as well as certain other non-operating income and expense items that may arise outside of the normal course of business. The $12.6 million unfavorable change is primarily attributed to unrealized losses in the first quarter of 2020 from our various equity investments, including our investments in TRP, as well as a $2.5 million unfavorable change associated with foreign currency fluctuations within our Mexico operations.
Income tax expense — In addition to the discussion below, Note 8 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.

•
Comparison Between Quarters Ended March 31, 2020 and 2019 — The $3.4 million decrease in consolidated income tax expense was primarily due to a decrease in earnings. During the first quarter of 2020, we recognized discrete items related to an increase in unfavorable foreign currency fluctuations, which was partially offset by an increase in stock compensation deductions. During the first quarter of 2019, we recognized discrete items related to a reduction in our reserve for uncertain tax positions and stock compensation deductions. All of these factors resulted in an effective tax rate of 27.2% for the first quarter of 2020 and 24.0% for the first quarter of 2019.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Financial Measures
The terms "Adjusted Net Income Attributable to Knight-Swift," "Adjusted EPS," "Adjusted Operating Income," and "Adjusted Operating Ratio," as we define them, are not presented in accordance with GAAP. These financial measures supplement our GAAP results in evaluating certain aspects of our business. We believe that using these measures improves comparability in analyzing our performance because they remove the impact of items from our operating results that, in our opinion, do not reflect our core operating performance. Management and the Board focus on Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, Adjusted Operating Income, and Adjusted Operating Ratio as key measures of our performance, all of which are reconciled to the most comparable GAAP financial measures and further discussed below. We believe our presentation of these non-GAAP financial measures is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance.
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
Pursuant to the requirements of Regulation G, the following tables reconcile GAAP consolidated net income attributable to Knight-Swift to non-GAAP consolidated Adjusted Net Income attributable to Knight-Swift, GAAP consolidated earnings per diluted share to non-GAAP consolidated Adjusted EPS, GAAP consolidated operating ratio to non-GAAP consolidated Adjusted Operating Ratio, GAAP reportable segment operating income to non-GAAP reportable segment Adjusted Operating Income, and GAAP reportable segment operating ratio to non-GAAP reportable segment Adjusted Operating Ratio.
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter Ended March 31,
	2020	2019
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$65,426	$87,938
Adjusted for:
Income tax expense attributable to Knight-Swift	24,554	27,923
Income before income taxes attributable to Knight-Swift	89,980	115,861
Amortization of intangibles ¹	11,474	10,693
Impairments ²	902	—
COVID-19 incremental costs [3]	2,293	—
Adjusted income before income taxes	104,649	126,554
Provision for income tax expense at effective rate	(28,444)	(30,373)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$76,205	$96,181

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended March 31,
	2020	2019
GAAP: Earnings per diluted share	$0.38	$0.51
Adjusted for:
Income tax expense attributable to Knight-Swift	0.14	0.16
Income before income taxes attributable to Knight-Swift	0.53	0.67
Amortization of intangibles ¹	0.07	0.06
Impairments ²	0.01	—
COVID-19 incremental costs ³	0.01	—
Adjusted income before income taxes	0.61	0.73
Provision for income tax expense at effective rate	(0.17)	(0.17)
Non-GAAP: Adjusted EPS	$0.44	$0.55

1
"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger and various acquisitions. Refer to Note 4 in Part I, Item 1 of this Quarterly Report for additional details regarding the acquisition.

2	"Impairments" primarily reflects the non-cash impairment of trailer tracking equipment.

3
"COVID-19 incremental costs" reflects costs incurred during the first quarter of 2020 that were directly attributable to the pandemic and were incremental to those incurred prior to the outbreak. These include payroll premiums paid to our drivers and shop mechanics, additional disinfectants and cleaning supplies, and various other pandemic-specific items. The costs are clearly separable from our normal business operations and are not expected to recur once the pandemic subsides.

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	Quarter Ended March 31,
	2020	2019
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,124,798	$1,204,535
Total operating expenses	(1,022,679)	(1,088,236)
Operating income	$102,119	$116,299
Operating ratio	90.9%	90.3%

Non-GAAP Presentation
Total revenue	$1,124,798	$1,204,535
Trucking fuel surcharge	(97,703)	(107,579)
Revenue, excluding trucking fuel surcharge	1,027,095	1,096,956

Total operating expenses	1,022,679	1,088,236
Adjusted for:
Trucking fuel surcharge	(97,703)	(107,579)
Amortization of intangibles ¹	(11,474)	(10,693)
Impairments ²	(902)	—
COVID-19 incremental costs ³	(2,293)	—
Adjusted Operating Expenses	910,307	969,964
Adjusted Operating Income	$116,788	$126,992
Adjusted Operating Ratio	88.6%	88.4%

1	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 1.

2	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 2.

3	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 3.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Trucking Segment

	Quarter Ended March 31,
	2020	2019
GAAP Presentation	(Dollars in thousands)
Total revenue	$919,061	$973,245
Total operating expenses	(811,727)	(858,070)
Operating income	$107,334	$115,175
Operating ratio	88.3%	88.2%

Non-GAAP Presentation
Total revenue	$919,061	$973,245
Fuel surcharge	(97,703)	(107,579)
Intersegment transactions	(274)	(36)
Revenue, excluding fuel surcharge and intersegment transactions	821,084	865,630

Total operating expenses	811,727	858,070
Adjusted for:
Fuel surcharge	(97,703)	(107,579)
Intersegment transactions	(274)	(36)
Amortization of intangibles ¹	(324)	(349)
Impairments ²	(902)	—
COVID-19 incremental costs ³	(2,245)	—
Adjusted Operating Expenses	710,279	750,106
Adjusted Operating Income	$110,805	$115,524
Adjusted Operating Ratio	86.5%	86.7%

1	"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the Abilene Acquisition and historical Knight acquisitions.

2	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 2.

3	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 3.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Logistics Segment

	Quarter Ended March 31,
	2020	2019
GAAP Presentation	(Dollars in thousands)
Total revenue	$79,198	$88,952
Total operating expenses	(75,479)	(81,669)
Operating income	$3,719	$7,283
Operating ratio	95.3%	91.8%

Non-GAAP Presentation
Total revenue	$79,198	$88,952
Intersegment transactions	(2,441)	(1,761)
Revenue, excluding intersegment transactions	76,757	87,191

Total operating expenses	75,479	81,669
Adjusted for:
Intersegment transactions	(2,441)	(1,761)
Adjusted Operating Expenses	73,038	79,908
Adjusted Operating Income	$3,719	$7,283
Adjusted Operating Ratio	95.2%	91.6%
Intermodal Segment

	Quarter Ended March 31,
	2020	2019
GAAP Presentation	(Dollars in thousands)
Total revenue	$94,731	$116,367
Total operating expenses	(97,468)	(114,006)
Operating (loss) income	$(2,737)	$2,361
Operating ratio	102.9%	98.0%

Non-GAAP Presentation
Total revenue	$94,731	$116,367
Intersegment transactions	(109)	(690)
Revenue, excluding intersegment transactions	94,622	115,677

Total operating expenses	97,468	114,006
Adjusted for:
Intersegment transactions	(109)	(690)
COVID-19 incremental costs ¹	(48)	—
Adjusted Operating Expenses	97,311	113,316
Adjusted Operating (Loss) Income	$(2,689)	$2,361
Adjusted Operating Ratio	102.8%	98.0%

1	See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 3.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	March 31, 2020
(In thousands)
Cash and cash equivalents, excluding restricted cash	$119,132
Availability under Revolver, due October 2022 ¹	474,906
Availability under 2018 RSA, due July 2021 ²	27,659
Total unrestricted liquidity	$621,697
Cash and cash equivalents – restricted ³	40,972
Restricted investments, held-to-maturity, amortized cost ³	8,836
Total liquidity, including restricted cash and restricted investments	$671,505

1
As of March 31, 2020, we had $294.0 million in borrowings under our $800.0 million Revolver. We additionally had $31.1 million in outstanding letters of credit (discussed below), leaving $474.9 million available under the Revolver.

2
Based on eligible receivables at March 31, 2020, our borrowing base for the 2018 RSA was $276.5 million, while outstanding borrowings were $180.0 million. We additionally had $68.8 million in outstanding letters of credit (discussed below), leaving $27.7 million available under the 2018 RSA. Refer to Note 9 in Part I, Item 1 of this Quarterly Report for more information regarding the 2018 RSA.

3
Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $39.8 million, included in "Cash and cash equivalents — restricted" in the condensed consolidated balance sheet and held by Mohave and Red Rock for claims payments. The remaining $1.2 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.

Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, fund replacement of our revenue equipment fleet, and, to a lesser extent, fund upgrades to our terminals and technology in our logistics service offerings. We expect that net capital expenditures from the aforementioned projects will be in the range of $515.0 – $540.0 million for the full-year 2020. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Principal and Interest Payments — As of March 31, 2020, we had debt and finance lease obligations of $906.7 million, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
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
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, common stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. As of March 31, 2020, the Company had $199.0 million remaining under the 2019 Knight-Swift Share Repurchase Plan. Additional details are discussed in Note 12 in Part I, Item 1 of this Quarterly Report.
Working Capital
As of March 31, 2020 and December 31, 2019, we had working capital deficits of $140.8 million and $103.0 million, respectively. The deficits were primarily due to the Term Loan maturing on October 2, 2020. We intend to refinance the Term Loan prior to its maturity.
Material Debt Agreements
As of March 31, 2020, we had $906.7 million in material debt obligations at the following carrying values:

•	$364.9 million: Term Loan, due October 2020, net of $0.1 million in deferred loan costs

•	$179.8 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.2 million in deferred loan costs

•	$68.0 million: Finance lease obligations

•	$294.0 million: Revolver, due October 2022
As of December 31, 2019, we had $918.8 million in material debt obligations at the following carrying values:

•	$364.8 million: Term Loan, due October 2020, net of $0.2 million in deferred loan costs

•	$204.8 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.2 million in deferred loan costs

•	$70.2 million: Finance lease obligations

•	$279.0 million: Revolver, due October 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	Quarter Ended March 31,		Change
	2020	2019
	(In thousands)
Net cash provided by operating activities	$155,343	$243,452	$(88,109)
Net cash used in investing activities	(125,582)	(44,721)	(80,861)
Net cash used in financing activities	(71,885)	(217,784)	145,899
Net Cash Provided by Operating Activities
Comparison Between Quarters Ended March 31, 2020 and 2019 — The $88.1 million decrease in net cash provided by operating activities was primarily due to a $93.4 million cash settlement paid during the first quarter of 2020, associated with pre-2017 Merger legal matters that were previously accrued and disclosed by Swift.
Net Cash Used in Investing Activities
Comparison Between Quarters Ended March 31, 2020 and 2019 — The $80.9 million increase in net cash used in investing activities was due to a $46.8 million increase in net cash used for acquisitions and a $26.6 million increase in capital expenditures.
Net Cash Used in Financing Activities
Comparison Between Quarters Ended March 31, 2020 and 2019 — Net cash used in financing activities decreased by $145.9 million, which was primarily due to a $150.0 million increase in net borrowings on the Revolver.

Contractual Obligations
"Liquidity and Capital Resources," above, includes details regarding changes in our contractual obligations table during the quarter ended March 31, 2020 period. Aside from these items, there were no material changes to the contractual obligations table, which was included in our 2019 Annual Report.

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

Recently Issued Accounting Pronouncements
See Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's condensed consolidated financial statements, as follows:

•	Note 2 for accounting pronouncements adopted during quarter ended March 31, 2020.

•	Note 3 for accounting pronouncements issued during quarter ended March 31, 2020.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2017 Debt Agreement and 2018 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 2.0% as of March 31, 2020) and fixed rate equipment lease financing. Assuming the level of borrowings as of March 31, 2020, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $8.4 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US decreased to an average of $2.92 for quarter ended March 31, 2020 from an average of $3.02 for quarter ended March 31, 2019. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 11 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended March 31, 2020, and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2019 Annual Report, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. In addition to the risk factors set forth in our Form 10-K, we believe the following additional risks and uncertainties should be considered in evaluating our business and growth outlook:
Our business and results of operations have been and will be, and our financial condition may be, impacted by the outbreak of COVID-19 or other similar outbreaks, and such impact could be materially adverse.
The global spread of the novel coronavirus (COVID-19) has created, and any other outbreaks of similar contagious diseases or other adverse public health developments could create, significant volatility, uncertainty and economic disruption. It is likely that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could trigger a global recession. Risks related to a slowdown or recession are described in our risk factor titled “Our business is subject to general economic, credit, business, and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a materially adverse effect on our results of operations” under "Item 1A. Risk Factors" in our 2019 Annual Report. The extent to which the COVID-19 outbreak or any other outbreak of disease or adverse public health development impacts our business, operations, liquidity, and financial results is highly uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and geographic scope of the outbreak;

•
current and potential governmental, business and individual actions taken in response to the outbreak, such as travel bans and restrictions, quarantines, shelter in place orders, social distancing measures, increased border and port controls and closures, and shutdowns, the length, scope, and severity of those actions, and the impact of those actions on global economic activity;

•	the actions taken in response to economic disruption or demand uncertainty;

•	expenses we may incur in connection with our response to the pandemic;

•	the impact of business disruptions on the supply chain and our customers and the resulting impact on our customers' demand for our services;

•	our customers' ability to pay for our services;

•	the impact on the availability and cost of credit;

•
our ability to provide our services, including as a result of our employees or our customers’ employees working remotely, closures of offices and facilities, and/or an increase in absences or terminations among our driving associates and non-driver personnel; and

•	our ability to pay our quarterly dividend at prior levels.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs ¹
January 1, 2020 to January 31, 2020	—	$—	—	$233,607,968
February 1, 2020 to February 29, 2020	—	$—	—	$233,607,968
March 1, 2020 to March 31, 2020	1,138,637	$30.41	1,138,637	$198,977,224
Total	1,138,637		1,138,637	$198,977,224

1
On May 31, 2019, the Company announced that the Board approved the $250.0 million 2019 Knight-Swift Share Repurchase Plan. There is no expiration date associated with the 2019 Knight-Swift Share Repurchase Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

2.1*	Agreement and Plan of Merger, dated as of April 9, 2017, by and among Swift Transportation Company, Bishop Merger Sub, Inc., and Knight Transportation, Inc.	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 13, 2017

3.1	Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 2018

3.2	Second Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.2 of Form 8-K filed on November 15, 2018

10.1	First Amendment to the Knight-Swift Transportation Holding Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Filed herewith

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	May 6, 2020	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	May 6, 2020	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant