Form 10-Q
period 2020-06-30
Knight-Swift Transportation Holdings Inc.
filed 2020-08-05
CIK 1492691

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
For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were 170,203,548 shares of the registrant's common stock outstanding as of July 29, 2020.

Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight and Swift, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2017 Debt Agreement	The Company's Credit Agreement, entered into on September 29, 2017, consisting of the Revolver and Term Loan, which are defined below.
2018 RSA	Fourth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on July 11, 2018 by Swift Receivables Company II, LLC with unrelated financial entities.
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
COVID-19	Viral strain of a coronavirus which led the World Health Organization to declare a global pandemic in March 2020.
DOE	United States Department of Energy
EPS	Earnings Per Share
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries prior to the 2017 Merger.
LIBOR	London InterBank Offered Rate
Quarterly Report	Quarterly Report on Form 10-Q
QTD	Quarter-to-date
Revolver	Revolving line of credit under the 2017 Debt Agreement
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries prior to the 2017 Merger.
Term Loan	The Company's term loan under the 2017 Debt Agreement
TRP	Transportation Resource Partners
US	The United States of America
YTD	Year-to-date

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$117,760	$159,722
Cash and cash equivalents – restricted	39,583	41,331
Restricted investments, held-to-maturity, amortized cost	8,272	8,912
Trade receivables, net of allowance for doubtful accounts of $20,568 and $18,178, respectively	522,075	518,547
Contract balance – revenue in transit	14,679	12,696
Prepaid expenses	54,515	62,160
Assets held for sale	39,641	41,786
Income tax receivable	5,902	17,026
Other current assets	27,073	27,848
Total current assets	829,500	890,028
Gross property and equipment	3,947,597	3,742,739
Less: accumulated depreciation and amortization	(1,053,027)	(892,019)
Property and equipment, net	2,894,570	2,850,720
Operating lease right-of-use assets	136,953	169,425
Goodwill	2,922,970	2,918,992
Intangible assets, net	1,412,192	1,379,459
Other long-term assets	82,843	73,108
Total assets	$8,279,028	$8,281,732
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$128,731	$99,194
Accrued payroll and purchased transportation	109,398	110,065
Accrued liabilities	95,863	175,222
Claims accruals – current portion	168,012	150,805
Finance lease liabilities and long-term debt – current portion	403,738	377,651
Operating lease liabilities – current portion	65,741	80,101
Total current liabilities	971,483	993,038
Revolving line of credit	235,000	279,000
Finance lease liabilities – less current portion	48,179	57,383
Operating lease liabilities – less current portion	76,266	96,160
Accounts receivable securitization	164,840	204,762
Claims accruals – less current portion	186,317	196,912
Deferred tax liabilities	792,839	771,719
Other long-term liabilities	38,515	14,455
Total liabilities	2,513,439	2,613,429
Commitments and contingencies (Notes 4, 10, and 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 170,162 and 170,688 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	1,701	1,707
Additional paid-in capital	4,287,293	4,269,043
Retained earnings	1,474,466	1,395,465
Total Knight-Swift stockholders' equity	5,763,460	5,666,215
Noncontrolling interest	2,129	2,088
Total stockholders’ equity	5,765,589	5,668,303
Total liabilities and stockholders’ equity	$8,279,028	$8,281,732
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Revenue:
Revenue, excluding trucking fuel surcharge	$997,597	$1,122,754	$2,024,692	$2,219,710
Trucking fuel surcharge	63,101	119,329	160,804	226,908
Total revenue	1,060,698	1,242,083	2,185,496	2,446,618
Operating expenses:
Salaries, wages, and benefits	365,311	380,354	720,144	744,209
Fuel	86,381	151,309	208,236	289,748
Operations and maintenance	66,067	82,443	134,471	162,203
Insurance and claims	45,302	48,796	99,582	98,932
Operating taxes and licenses	20,883	21,560	43,052	43,363
Communications	4,902	4,960	9,776	10,043
Depreciation and amortization of property and equipment	114,601	102,938	224,822	203,875
Amortization of intangibles	11,474	10,692	22,948	21,385
Rental expense	22,372	32,875	47,747	68,420
Purchased transportation	200,107	261,273	425,383	530,622
Impairments	353	2,182	1,255	2,182
Miscellaneous operating expenses	20,778	34,108	43,794	46,744
Total operating expenses	958,531	1,133,490	1,981,210	2,221,726
Operating income	102,167	108,593	204,286	224,892
Other income (expenses):
Interest income	437	977	1,269	1,993
Interest expense	(4,021)	(7,156)	(10,128)	(14,504)
Other income, net	8,499	3,101	1,992	9,240
Total other income (expenses), net	4,915	(3,078)	(6,867)	(3,271)
Income before income taxes	107,082	105,515	197,419	221,621
Income tax expense	26,815	26,076	51,369	53,999
Net income	80,267	79,439	146,050	167,622
Net income attributable to noncontrolling interest	(78)	(234)	(435)	(479)
Net income attributable to Knight-Swift	$80,189	$79,205	$145,615	$167,143

Earnings per share:
Basic	$0.47	$0.46	$0.86	$0.97
Diluted	$0.47	$0.46	$0.85	$0.97

Dividends declared per share:	$0.08	$0.06	$0.16	$0.12

Weighted average shares outstanding:
Basic	169,948	172,078	170,283	172,522
Diluted	170,624	172,724	170,958	173,162
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$146,050	$167,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	247,770	225,260
Gain on sale of property and equipment	(4,724)	(19,267)
Impairments	1,255	2,182
Deferred income taxes	23,112	9,519
Non-cash lease expense	46,493	59,501
Other adjustments to reconcile net income to net cash provided by operating activities	19,229	(2,282)
(Decrease) increase in cash resulting from changes in:
Trade receivables	(11,440)	50,495
Income tax receivable	11,124	(28,494)
Accounts payable	8,417	(25,165)
Accrued liabilities and claims accrual	(75,069)	(16,910)
Operating lease liabilities	(48,243)	(59,745)
Other assets and liabilities	19,386	96
Net cash provided by operating activities	383,360	362,812
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	6,950	12,945
Purchases of held-to-maturity investments	(7,852)	(5,847)
Proceeds from sale of property and equipment, including assets held for sale	64,463	103,818
Purchases of property and equipment	(259,641)	(323,722)
Expenditures on assets held for sale	(418)	(7,961)
Net cash and equivalents invested in acquisitions	(46,811)	—
Other cash flows from investing activities	(9,757)	(3,115)
Net cash used in investing activities	(253,066)	(223,882)
Cash flows from financing activities:
Repayment of finance leases and long-term debt	(31,893)	(36,941)
(Repayments) borrowings on revolving line of credit, net	(44,000)	75,000
Borrowings under accounts receivable securitization	—	90,000
Repayment of accounts receivable securitization	(40,000)	(185,000)
Proceeds from common stock issued	9,892	5,363
Repurchases of the Company's common stock	(34,630)	(86,892)
Dividends paid	(27,673)	(20,952)
Other cash flows from financing activities	(5,467)	(2,600)
Net cash used in financing activities	(173,771)	(162,022)
Net decrease in cash, restricted cash, and equivalents	(43,477)	(23,092)
Cash, restricted cash, and equivalents at beginning of period	202,228	130,976
Cash, restricted cash, and equivalents at end of period	$158,751	$107,884
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Year-to-Date June 30,
	2020	2019
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,455	$14,277
Income taxes	3,632	72,467
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$27,463	$50,091
Equipment sales receivables	3,388	5,677
Financing provided to independent contractors for equipment sold	2,553	3,204
Transfers from property and equipment to assets held for sale	37,779	65,264
Contingent consideration associated with acquisition	18,245	—
Right-of-use assets obtained in exchange for new operating lease liabilities	1,633	8,643
Right-of-use assets obtained in exchange for new operating lease liabilities through acquisitions	12,356	—
Property and equipment obtained in exchange for financing lease liabilities reclassified from operating lease liabilities	48,659	32,153

Reconciliation of Cash, Restricted Cash, and Equivalents:	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
	(In thousands)
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$117,760	$159,722	$55,063	$82,486
Cash and cash equivalents – restricted ¹	39,583	41,331	51,602	46,888
Other long-term assets ¹	1,408	1,175	1,219	1,602
Condensed Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$158,751	$202,228	$107,884	$130,976

________
1 Reflects cash and cash equivalents that are primarily restricted for claims payments.
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2019	170,688	$1,707	$4,269,043	$1,395,465	$5,666,215	$2,088	$5,668,303
Common stock issued to employees	567	5	8,309		8,314		8,314
Common stock issued to the Board	13	—	515		515		515
Common stock issued under ESPP	33	—	1,063		1,063		1,063
Company shares repurchased	(1,139)	(11)		(34,619)	(34,630)		(34,630)
Shares withheld – RSU settlement				(4,500)	(4,500)		(4,500)
Employee stock-based compensation expense			8,363		8,363		8,363
Cash dividends paid and dividends accrued ($0.08 per share)				(27,495)	(27,495)		(27,495)
Net income attributable to Knight-Swift				145,615	145,615		145,615
Distribution to noncontrolling interest						(394)	(394)
Net income attributable to noncontrolling interest						435	435
Balances – June 30, 2020	170,162	$1,701	$4,287,293	$1,474,466	$5,763,460	$2,129	$5,765,589

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2018	172,844	$1,728	$4,242,369	$1,216,852	$5,460,949	$1,770	$5,462,719
Common stock issued to employees	347	3	3,700		3,703		3,703
Common stock issued to the Board	19	—	531		531		531
Common stock issued under ESPP	42	1	1,128		1,129		1,129
Company shares repurchased	(2,874)	(29)		(86,863)	(86,892)		(86,892)
Shares withheld – RSU settlement				(2,304)	(2,304)		(2,304)
Employee stock-based compensation expense			6,569		6,569		6,569
Cash dividends paid and dividends accrued ($0.06 per share)				(20,761)	(20,761)		(20,761)
Net income attributable to Knight-Swift				167,143	167,143		167,143
Distribution to noncontrolling interest						(296)	(296)
Net income attributable to noncontrolling interest						479	479
Balances – June 30, 2019	170,378	$1,703	$4,254,297	$1,274,067	$5,530,067	$1,953	$5,532,020
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) — Continued

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – March 31, 2020	169,776	1,698	4,275,834	1,410,527	5,688,059	2,265	5,690,324
Common stock issued to employees	356	3	5,600		5,603		5,603
Common stock issued to the Board	13	—	515		515		515
Common stock issued under ESPP	17	—	517		517		517
Shares withheld – RSU settlement				(2,529)	(2,529)		(2,529)
Employee stock-based compensation expense			4,827		4,827		4,827
Cash dividends paid and dividends accrued ($0.08 per share)				(13,721)	(13,721)		(13,721)
Net income attributable to Knight-Swift				80,189	80,189		80,189
Distribution to noncontrolling interest						(214)	(214)
Net income attributable to noncontrolling interest						78	78
Balances – June 30, 2020	170,162	1,701	4,287,293	1,474,466	5,763,460	2,129	5,765,589

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – March 31, 2019	173,066	$1,730	4,248,188	$1,292,838	$5,542,756	$1,867	$5,544,623
Common stock issued to employees	149	1	1,327		1,328		1,328
Common stock issued to the Board	19	—	531		531		531
Common stock issued under ESPP	18	1	562		563		563
Company shares repurchased	(2,874)	(29)		(86,863)	(86,892)		(86,892)
Shares withheld – RSU settlement				(790)	(790)		(790)
Employee stock-based compensation expense			3,689		3,689		3,689
Cash dividends paid and dividends accrued ($0.06 per share)				(10,323)	(10,323)		(10,323)
Net income attributable to Knight-Swift				79,205	79,205		79,205
Distribution to noncontrolling interest						(148)	(148)
Net income attributable to noncontrolling interest						234	234
Balances – June 30, 2019	170,378	$1,703	$4,254,297	$1,274,067	$5,530,067	$1,953	$5,532,020

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the first half of 2020, the Company operated an average of 18,428 tractors (comprised of 16,327 company tractors and 2,101 independent contractor tractors) and 57,456 trailers within the Trucking segment. Additionally, the Company operated an average of 586 tractors and 10,355 containers in the Intermodal segment. The Company's three reportable segments are Trucking, Logistics, and Intermodal.
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
Impact of COVID-19
During the first half of 2020, COVID-19 became a global pandemic, which triggered a significant downturn in the global economy. The Company continues to operate its business through the COVID-19 pandemic and has taken additional precautions to ensure the safety of its employees, customers, vendors, and the communities in which it operates. During the quarter and year-to-date periods ended June 30, 2020, the Company incurred $10.0 million and $12.3 million, respectively, of expenses directly attributable to the pandemic, which were incremental to those incurred prior to the outbreak. These primarily pertained to payroll premiums paid to drivers and shop technicians, additional disinfectants and cleaning supplies, and various other pandemic-specific items. The costs are clearly separable from normal business operations and are not expected to recur once the pandemic subsides.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
There are various uncertainties that have arisen from the COVID-19 pandemic. While management is continuing to monitor the impact of the pandemic on Knight-Swift, including its employees, customers, independent contractors, stockholders, and other business partners and stakeholders, it is difficult to predict the impact that the pandemic will have on future results of its operations, financial position, and liquidity. This has caused some uncertainties around various accounting estimates. Due to these uncertainties, the Company's accounting estimates may change, as management's assessment of the impacts of the COVID-19 pandemic continues to evolve.
Refer to Part II, Item 1A "Risk Factors" in our Quarterly Report for the quarterly period ended March 31, 2020 for more discussion about potential risks and uncertainties surrounding the COVID-19 pandemic that may impact our business, results of operations, or financial condition.

Note 2 — Recently Adopted Accounting Pronouncements
ASU 2016-13: Financial Instruments – Credit Losses (Topic 326) — Measurements of Credit Losses on Financial Instruments
Summary of the Standard — In June 2016, the FASB issued ASU 2016-13, which, in addition to several clarifying ASUs, established the new ASC Topic 326, Financial Instruments — Credit Losses ("CECL"). The new CECL standard amends the FASB's guidance on the impairment of financial instruments. Specifically, it adds the CECL impairment model to GAAP which is based on expected losses rather than incurred losses. This is intended to result in more timely recognition of such losses. Under the new CECL standard, an entity recognizes as an allowance its estimate of lifetime expected credit losses. The new CECL standard is also intended to reduce the complexity of GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. Further, the new CECL standard makes targeted changes to the impairment model for available-for-sale debt securities and moves the guidance from ASC Topic 320, Investments — Debt and Equity Securities, to ASC Subtopic 326-30. For public business entities, the new standard was effective for annual and interim reporting periods beginning after December 15, 2019. For most debt instruments, entities are required to adopt the new CECL standard using a modified retrospective approach, meaning that entities should record a cumulative-effect adjustment to equity as of the beginning of the first reporting period in which the guidance is effective.
Practical Expedient — As permitted under ASU 2016-13 (and related ASUs), management elected to apply the collateral-dependent financial asset practical expedient which allows entities to measure the expected credit losses for the financial asset by comparing the amortized cost basis with the fair value of the collateral at the reporting date, rather than using the fair value of the financial asset.
Current Period Impact of Adoption — The Company adopted ASC Topic 326 on January 1, 2020 using the modified retrospective approach. Upon adoption of the standard management assessed the potential impact of the CECL model on each type of the Company's financial assets and determined that there was no material impact on the Company's financial statements or accounting policies.
ASU 2018-15: Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
Summary of the Standard — In August 2018, the FASB issued ASU 2018-15, which amended ASC Subtopic 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract ("Service CCA"). The amendments in ASU 2018-15 align the accounting for costs incurred to implement a Service CCA with previously codified guidance on capitalizing costs associated with developing or obtaining internal-use software.

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
Current Period Impact of Adoption — The Company adopted the amendments in ASU 2018-15 on January 1, 2020 and elected to apply the amendments on a prospective basis to implementation costs incurred after the date of adoption. Upon review of the Service CCA's entered into during year-to-date June 30, 2020, management has determined that adoption of the amendments has not had a material impact on the Company's financial statements and related accounting policies.
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
Accounting Policy Update
Goodwill — Management evaluates goodwill on an annual basis as of June 30th, or more frequently if indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test. Management estimates the fair values of its reporting units using a combination of the income and market approaches. If the carrying amount of a reporting unit exceeds the fair value, then management recognizes an impairment loss of the same amount. This loss is only limited to the total amount of goodwill allocated to that reporting unit.
Other ASUs
There were various other ASUs that became effective during year-to-date June 30, 2020, which did not have a material impact on the Company's results of operations, financial position, cash flows, or disclosures.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 3 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Adoption Date and Method	Financial Statement Impact
March 2020	2020-04: Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting [1]	The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The amendments in this ASU are effective for any interim period after March 12, 2020 and should be applied on a prospective basis.	March 2020	No material impact [2]
March 2020	2020-03: Codification Improvements to Financial Instruments [1]	The amendments within this ASU updated several sections of the Codification and how various topics and subtopics interacted due to new guidance on financial instruments. This includes addressing issues related to fair value option disclosures, line-of-credit or revolving-debt arrangements and leases among others. The amendments should be applied prospectively and have varying effective dates, which were all in effect for public business entities prior to issuance of the ASU.	March 2020, Prospective	No material impact
February 2020
2020-02: Financial Instruments – Credit Losses (Topic 326) and Leases – (Topic 842) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) [1]
		The amendments in this ASU incorporate discussion from SEC Staff Accounting Bulletin No. 119 about expected implementation practices related to ASC Topic 326. The amendments also codify the SEC Staff's announcement that it would not object to the FASB's update to effective dates for major updates, which were amended within ASU 2019-10.	January 2021, Adoption method varies by amendment	Adopted January 1, 2020, no material impact
January 2020
2020-01: Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force)
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
The total purchase price consideration of $66.9 million included $48.2 million in cash to the sellers at closing, which was funded through cash-on-hand and borrowing on the Revolver on the transaction date. At closing, $6.8 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations and remains subject to further adjustments. The purchase price also included contingent consideration consisting of three additional annual payments of up to $8.1 million each (or $24.3 million in total), representing the maximum possible annual deferred payments to the sellers based on Warehousing Co.'s earnings before interest and taxes ("EBIT") for each of the calendar years ending December 31, 2020, December 31, 2021, and the annualized six-month period ending June 30, 2022. In order to estimate Warehousing Co.'s future performance, the Company utilized the Monte Carlo simulation method using certain inputs, including Warehousing Co.'s forecasted EBIT, discount rate, dividend yields, expected volatility, and expected stock returns during the above measurement periods. Based on the above inputs, the present value of the total contingent consideration, along with the estimated net working capital adjustment equaled $18.7 million as of January 1, 2020. During the second quarter of 2020, the net working capital adjustment, was reduced by $0.4 million based on the actual versus estimated net working capital adjustment as of the transaction date. This adjustment resulted in the total estimated contingent consideration and net working capital adjustment decreasing to $18.3 million. The total purchase price consideration, as if adjusted at the January 1, 2020 transaction date, is identified in the table below.
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
The purchase price allocation for the acquisition is preliminary and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, pending the completion of the valuation of acquired tangible assets, an independent valuation of certain acquired intangible assets, assessment of lease agreements, assessment of certain liabilities, the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed, and assessment of other tax related items. As the Company obtains more information, the preliminary purchase price allocation disclosed below is subject to change. Any future adjustments to the preliminary purchase price allocation, including changes within identifiable intangible assets or estimation uncertainty impacted by market conditions, may impact future net earnings. The purchase price allocation adjustments can be made through the end of the measurement period, which is not to exceed one year from the acquisition date.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The following table summarizes the fair value of the consideration transferred as of the acquisition date:

	January 1, 2020 Opening Balance Sheet as Reported at March 31, 2020	Second Quarter 2020 Adjustments	January 1, 2020 Opening Balance Sheet as Reported at June 30, 2020
	(in thousands)
Fair value of the consideration transferred	$66,854	$(410)	$66,444

Cash and cash equivalents	1,388	—	1,388
Trade and other receivables	3,301	—	3,301
Prepaid expenses	608	—	608
Other current assets	78	—	78
Property and equipment	1,938	—	1,938
Operating lease right-of-use assets	12,356	—	12,356
Identifiable intangible assets ¹	55,681	—	55,681
Deferred tax assets	54	—	54
Other noncurrent assets	404	—	404
Total assets	75,808	—	75,808

Accounts payable	(347)	—	(347)
Accrued liabilities	(644)	—	(644)
Operating lease liabilities – current portion	(4,451)	—	(4,451)
Operating lease liabilities – less current portion	(7,905)	—	(7,905)
Total liabilities	(13,347)	—	(13,347)

Goodwill	$4,393	$(410)	$3,983

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Restricted Investments, Held-to-Maturity
The following tables present the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments, held-to-maturity:

	June 30, 2020
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$8,272	$27	$(3)	$8,296
Restricted investments, held-to-maturity	$8,272	$27	$(3)	$8,296

	December 31, 2019
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$8,912	$4	$(1)	$8,915
Restricted investments, held-to-maturity	$8,912	$4	$(1)	$8,915

As of June 30, 2020, the contractual maturities of the restricted investments, held-to-maturity, were one year or less. There were three securities and seven securities that were in an unrealized loss position for less than twelve months as of June 30, 2020 and December 31, 2019, respectively. The Company did not recognize any impairment losses related to its held-to-maturity investments during the quarter or year-to-date periods ended June 30, 2020 or 2019, respectively.
Refer to Note 16 for additional information regarding fair value measurements of the Company's investments.

Note 6 — Assets Held for Sale
The Company expects to sell its assets held for sale, which primarily consist of revenue equipment, within the next twelve months. Revenue equipment held for sale totaled $39.6 million and $41.8 million as of June 30, 2020 and December 31, 2019, respectively. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income, were:
•$1.7 million and $7.5 million for the quarter-to-date periods ended June 30, 2020 and 2019, respectively.
•$4.7 million and $19.2 million for the year-to-date periods ended June 30, 2020 and 2019, respectively.
The Company recognized impairment losses related to assets held for sale of approximately $0.4 million during the quarter and year-to-date periods ended June 30, 2020. The Company did not recognize any impairment losses related to assets held for sale during the quarter or year-to-date periods ended June 30, 2019.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In thousands)
Goodwill, balance at December 31, 2019	$2,918,992
Adjustments relating to deferred tax assets	(5)
Acquisition ¹	3,983
Goodwill, balance at June 30, 2020	$2,922,970

1The goodwill associated with the acquisition referenced in Note 4 was allocated to the non-reportable segment, and is net of purchase price accounting adjustments.
The Company did not record any goodwill impairments during the quarter or year-to-date periods ended June 30, 2020 or 2019.
Other Intangible Assets
Other intangible asset balances were as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Definite-lived intangible assets ¹
Gross carrying amount	$894,597	$839,516
Accumulated amortization	(122,905)	(99,957)
Definite-lived intangible assets, net	771,692	739,559
Trade names:
Gross carrying amount	640,500	639,900
Intangible assets, net	$1,412,192	$1,379,459

1The major categories of the Company's definite-lived intangible assets include customer relationships, non-compete agreements, internally-developed software, and others.
Identifiable intangible assets subject to amortization have been recorded at fair value. Intangible assets related to acquisitions other than the 2017 Merger are amortized over a weighted-average amortization period of 18.9 years. The Company's customer relationship intangible assets related to the 2017 Merger are being amortized over a weighted average amortization period of 19.9 years.
As of June 30, 2020, management anticipates that the composition and amount of amortization associated with intangible assets will be $22.9 million for the remainder of 2020, $45.9 million in 2021, $45.8 million in 2022, and $45.2 million for each of the years 2023 and 2024. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 8 — Income Taxes
Effective Tax Rate — The quarter-to-date June 30, 2020 and June 30, 2019 effective tax rates were 25.0% and 24.7%, respectively. The Company recognized a discrete item relating to stock compensation deductions during the quarter ended June 30, 2020. The Company also recognized discrete items relating to stock compensation deductions as well as the partial release of its reserve for uncertain tax positions during the quarter ended June 30, 2019.
The year-to-date June 30, 2020 and June 30, 2019 effective tax rates were 26.0% and 24.4%, respectively. The Company recognized discrete items relating to stock compensation deductions partially offset by unfavorable foreign currency fluctuations for the year-to-date June 30, 2020. The Company also recognized discrete items relating to stock compensation deductions as well as a partial release of its reserve for uncertain tax positions during the year-to-date period ended June 30, 2019.
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
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits were approximately $0.5 million and $0.4 million as of June 30, 2020 and December 31, 2019, respectively.
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

Note 9 — Accounts Receivable Securitization
The 2018 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets. As of June 30, 2020, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2018 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of June 30, 2020. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.

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

1The accordion option increases the maximum borrowing capacity, subject to participation of the purchasers.
2The 2018 RSA commitment fee rate is based on the percentage of the maximum borrowing capacity utilized.
3The 2018 RSA program fee is based on the Company's consolidated total net leverage ratio. As identified within the 2018 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement for LIBOR.
Availability under the 2018 RSA is calculated as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Borrowing base, based on eligible receivables	$273,800	$299,100
Less: outstanding borrowings ¹	(165,000)	(205,000)
Less: outstanding letters of credit	(68,841)	(70,841)
Availability under accounts receivable securitization facilities	$39,959	$23,259

1Outstanding borrowings are included in "Accounts receivable securitization" in the condensed consolidated balance sheets, offset by $0.2 million of deferred loan costs as of June 30, 2020 and December 31, 2019. Interest accrued on the aggregate principal balance at a rate of 1.1% and 2.6% as of June 30, 2020 and December 31, 2019, respectively.
Program fees and unused commitment fees are recorded in "Interest expense" in the condensed consolidated statements of comprehensive income. The Company incurred accounts receivable securitization program fees of $0.7 million and $1.9 million during the quarter-to-date June 30, 2020 and 2019 periods, respectively. The Company incurred accounts receivable securitization program fees of $2.1 million and $3.9 million during the year-to-date June 30, 2020 and 2019 periods, respectively.
Refer to Note 16 for information regarding the fair value of the 2018 RSA.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 10 — Commitments
Purchase Commitments
As of June 30, 2020, the Company had outstanding commitments to purchase revenue equipment of $317.9 million in the remainder of 2020 ($224.0 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, finance leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of June 30, 2020, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $19.2 million in the remainder of 2020, $1.8 million in the two-year period 2021 through 2022, $0.2 million in the two-year period 2023 through 2024, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
TRP Commitments
Since 2003, Knight has entered into partnership agreements with entities that make privately-negotiated equity investments. In these agreements, Knight committed to invest in return for an ownership percentage. During the first quarter of 2020, Knight entered into a $20.0 million commitment to invest in the newly formed TRP Capital Partners V, LP with $16.8 million outstanding as of June 30, 2020. There were no other material changes related to the previously disclosed TRP commitments during the quarter ended June 30, 2020.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $27.9 million, relating to the Company's outstanding legal proceedings as of June 30, 2020.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

EMPLOYEE COMPENSATION AND PAY PRACTICES MATTERS
CRST Expedited
The plaintiff alleges tortious interference with contract and unjust enrichment related to non-competition agreements entered into with certain of its drivers.
Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
CRST Expedited, Inc.	Swift Transportation Co. of Arizona LLC.	March 20, 2017	United States District Court for the Northern District of Iowa
Recent Developments and Current Status
In July 2019, a jury issued an adverse verdict in this lawsuit. The court issued a decision granting in part and denying in part certain motions related to the jury’s verdict. Both parties have appealed the court’s decision. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of June 30, 2020.

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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. In January 2020, the court granted final approval of the settlement. The plaintiff appealed the court’s decision granting final approval of the settlement. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of June 30, 2020.

Arizona Minimum Wage Class Action
The plaintiffs generally allege one or more of the following: 1) failure to pay minimum wage for the first day of orientation; 2) failure to pay minimum wage for time spent studying; 3) failure to pay minimum wage for 16 hours per day; and 4) failure to pay minimum wage for the first eight hours of sleeper berth time.
Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Pamela Julian ¹	Swift Transportation Co., Inc. and Swift Transportation Co. of Arizona LLC	December 29, 2015	United States District Court for the District of Arizona
Recent Developments and Current Status
In December 2019, the court awarded damages for failure to pay minimum wage for 16 hours per day. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of June 30, 2020.
1 Individually and on behalf of all others similarly situated.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

INDEPENDENT CONTRACTOR MATTERS
Ninth Circuit Independent Contractor Misclassification Class Action
The putative class alleges that Swift misclassified independent contractors as independent contractors, instead of employees, in violation of the Fair Labor Standards Act and various state laws. The lawsuit also raises certain related issues with respect to the lease agreements that certain independent contractors have entered into with Interstate Equipment Leasing, LLC. The putative class seeks unpaid wages, liquidated damages, interest, other costs, and attorneys' fees.
Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Joseph Sheer, Virginia Van Dusen, Jose Motolinia, Vickii Schwalm, Peter Wood ¹	Swift Transportation Co., Inc., Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew	December 22, 2009	Unites States District Court of Arizona and Ninth Circuit Court of Appeals
Recent Developments and Current Status
In January 2020, the court granted final approval of the settlement in this matter. In March 2020, the Company paid the settlement amount approved by the court. As of June 30, 2020, the Company has a reserve accrued for anticipated costs associated with finalizing this matter.
1 Individually and on behalf of all others similarly situated.
Self Insurance
Automobile Liability, General Liability, and Excess Liability — Effective November 1, 2019, the Company has $130.0 million in excess auto liability ("AL") coverage. For prior years, Swift and Knight maintained separately varying excess AL and general liability limits. During prior policy periods, Swift AL claims were subject to a $10.0 million self-insured retention ("SIR") per occurrence and Knight AL claims were subject to a $1.0 million to $3.0 million SIR per occurrence.  Additionally, Knight carries a $2.5 million aggregate deductible for any loss or losses within the $5.0 million excess of $5.0 million layer of coverage. Effective March 1, 2020, Knight and Swift retain the same $10.0 million SIR per occurrence.
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
Medical — Knight maintains primary and excess coverage for employee medical expenses, with a $0.3 million self-insured retention per claimant. Through December 31, 2019, Swift was fully insured on its medical benefits (subject to contributed premiums). Effective January 1, 2020, Swift provides primary and excess coverage for employee medical expenses, with an SIR of $0.5 million per claimant to all employees.

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
The following table presents the Company's repurchases of its common stock under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		Quarter-to-Date June 30, 2020		Year-to-Date June 30, 2020
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
	(in thousands)
May 30, 2019 ¹	$250,000	—	$—	1,139	$34,630
		—	$—	1,139	$34,630

Share Repurchase Plan		Quarter-to-Date June 30, 2019		Year-to-Date June 30, 2019
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
	(in thousands)
June 1, 2018	$250,000	2,315	$70,500	2,315	$70,500
May 30, 2019 ¹	$250,000	559	16,392	559	16,392
		2,874	$86,892	2,874	$86,892

1 $199.0 million and $233.6 million remained available under the 2019 Knight-Swift Share Repurchase Plan as of June 30, 2020 and December 31, 2019, respectively.

Note 13 — Weighted Average Shares Outstanding
Earnings per share, basic and diluted, as presented in the condensed consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2020	2019	2020	2019
	(In thousands)
Basic weighted average common shares outstanding	169,948	172,078	170,283	172,522
Dilutive effect of equity awards	676	646	675	640
Diluted weighted average common shares outstanding	170,624	172,724	170,958	173,162
Anti-dilutive shares excluded from diluted earnings per share ¹	365	916	329	933
1 Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	Quarter-to-Date June 30,				Year-to-Date June 30,
	2020		2019		2020		2019
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Freight Services:
Central Freight Lines ¹	$1,020	$—	$3,843	$—	$7,836	$—	$6,959	$—
SME Industries ¹	28	—	62	—	28	—	217	—
Total	$1,048	$—	$3,905	$—	$7,864	$—	$7,176	$—
Facility and Equipment Leases:
Central Freight Lines ¹	$23	$93	$78	$92	$23	$185	$322	$185
Other Affiliates ¹	4	36	5	—	9	109	9	—
Total	$27	$129	$83	$92	$32	$294	$331	$185
Other Services:
Central Freight Lines ¹	$—	$—	$542	$—	$15	$—	$542	$—
DPF Mobile ¹	—	19	—	54	$—	31	—	98
Other Affiliates ¹	10	—	12	614	19	—	22	1,232
Total	$10	$19	$554	$668	$34	$31	$564	$1,330

1 Entities affiliated with former Board member Jerry Moyes include Central Freight Lines, SME Industries, Compensi Services, and DPF Mobile. "Other affiliates" includes entities that are associated with various board members and executives and require approval by the Board prior to completing transactions. Transactions with these entities generally include freight services, facility and equipment leases, equipment sales, and other services.
•Freight Services Provided by Knight-Swift — The Company charges each of these companies for transportation services.
•Freight Services Received by Knight-Swift — Transportation services received from Central Freight represent less-than-truckload freight services rendered to haul parts and equipment to Company shop locations.
•Other Services Provided by Knight-Swift — Other services provided by the Company to the identified related parties include equipment sales and miscellaneous services.
•Other Services Received by Knight-Swift — Consulting fees, diesel particulate filter cleaning, sales of various parts and tractor accessories, and certain third-party payroll and employee benefits administration services from the identified related parties are included in other services received by the Company.
Receivables and payables pertaining to related party transactions were:

	June 30, 2020		December 31, 2019
	Receivable	Payable	Receivable	Payable
	(In thousands)
Central Freight Lines	$3,303	$—	$2,872	$—
SME Industries	22	—	17	—
DPF Mobile	—	—	—	2
Other Affiliates	1	2	—	—
Total	$3,326	$2	$2,889	$2

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
The Company's twenty operating segments are structured around the types of transportation service offerings provided to our customers, as well as the equipment utilized. In addition, the operating segments may be further distinguished by the Company’s respective brands. The Company aggregated these various operating segments into the three reportable segments discussed below based on similarities with both their qualitative and economic characteristics.
Trucking
The Trucking reportable segment is comprised of nine trucking operating segments that provide similar transportation services to our customers utilizing similar transportation equipment over both irregular (one-way movement) and/or dedicated routes. The Trucking reportable segment consists of irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border operations.
Logistics
The Logistics reportable segment is comprised of five logistics operating segments that provide similar transportation services to our customers and primarily consist of brokerage and other freight management services utilizing third-party transportation providers and their equipment.
Intermodal
The Intermodal reportable segment is comprised of two intermodal operating segments that provide similar transportation services to our customers. These transportation services include arranging the movement of customers' freight through third-party intermodal rail services on the Company’s trailing equipment (trailers on flat cars and rail containers), as well as drayage services to transport loads between the railheads and customer locations.
Non-reportable
The non-reportable segments include four operating segments that consist of support services provided to the Company's customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, warehousing, and certain driving academy activities, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and various acquisitions).
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The following tables present the Company's financial information by segment:

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2020	2019	2020	2019
Revenue:	(In thousands)
Trucking	$879,369	$1,020,027	$1,798,430	$1,993,272
Logistics	70,104	82,929	149,302	171,881
Intermodal	82,820	118,195	177,551	234,562
Subtotal	$1,032,293	$1,221,151	$2,125,283	$2,399,715
Non-reportable segments	45,289	29,597	91,531	67,361
Intersegment eliminations	(16,884)	(8,665)	(31,318)	(20,458)
Total revenue	$1,060,698	$1,242,083	$2,185,496	$2,446,618

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2020	2019	2020	2019
Operating income (loss):	(In thousands)
Trucking	$107,788	$125,772	$215,122	$240,947
Logistics	3,038	5,021	6,757	12,304
Intermodal	(4,475)	4,192	(7,212)	6,553
Subtotal	$106,351	$134,985	$214,667	$259,804
Non-reportable segments	(4,184)	(26,392)	(10,381)	(34,912)
Operating income	$102,167	$108,593	$204,286	$224,892

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2020	2019	2020	2019
Depreciation and amortization of property and equipment:	(In thousands)
Trucking	$97,555	$86,842	$191,103	$171,352
Logistics	207	159	414	314
Intermodal	3,606	3,303	7,094	6,663
Subtotal	$101,368	$90,304	$198,611	$178,329
Non-reportable segments	13,233	12,634	26,211	25,546
Depreciation and amortization of property and equipment	$114,601	$102,938	$224,822	$203,875

Geographical Information
In the aggregate, total revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for the quarter and year-to-date periods ended June 30, 2020 and 2019. Additionally, long-lived assets on the Company's foreign subsidiary balance sheets were less than 5.0% of consolidated total assets as of June 30, 2020 and December 31, 2019.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 16 — Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of June 30, 2020 and December 31, 2019, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
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
Debt Instruments and Leases — For notes payable under the Revolver and the Term Loan, fair value approximates the carrying value due to the variable interest rate. The carrying value of the 2018 RSA approximates fair value, as the underlying receivables are short-term in nature and only eligible receivables (such as those with high credit ratings) are qualified to secure the borrowed amounts. For finance and operating lease liabilities, the carrying value approximates the fair value, as the Company's finance and operating lease liabilities are structured to amortize in a manner similar to the depreciation of the underlying assets.
Contingent Consideration — The estimated fair value of the Company's contingent consideration owed to Warehousing Co.'s seller is calculated using a Monte Carlo simulation model based on the acquiree's earnings before interest and taxes.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Restricted investments, held-to-maturity ¹	$8,272	$8,296	$8,912	$8,915
TRP Investments	36,018	36,018	30,878	30,878
Investments in equity securities ²	17,436	17,436	8,722	8,722

Financial Liabilities:
Term Loan, due October 2020 ³	$364,942	$365,000	$364,825	$365,000
2018 RSA, due July 2021 [4]	164,840	165,000	204,762	205,000
Revolver, due October 2022	235,000	235,000	279,000	279,000
Contingent consideration associated with acquisition [5]	17,570	17,570	—	—

1Refer to Note 5 for the differences between the carrying amounts and estimated fair values of the Company's restricted investments, held-to-maturity.
2The investments are carried at fair value and are included in "Other long-term assets" on the condensed consolidated balance sheets.
3The carrying amount of the Term Loan is included in "Finance lease liabilities and long-term debt – current portion," on the condensed consolidated balance sheets and is net of $0.1 million and $0.2 million in deferred loan costs as of June 30, 2020 and December 31, 2019, respectively.
4The carrying amount of the 2018 RSA is included in "Accounts receivable securitization," on the condensed consolidated balance sheets and is net of $0.2 million in deferred loan costs as of June 30, 2020 and December 31, 2019.
5The carrying amount of the contingent consideration associated with the acquisition is included in both the "Accrued liabilities" and "Other long-term liabilities" line items on the condensed consolidated balance sheets.
Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a recurring basis as of June 30, 2020 and December 31, 2019:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of June 30, 2020
Investments in equity securities ¹	$17,436	$17,436	$—	$—	$2,314

As of December 31, 2019
Investments in equity securities ¹	$8,722	$8,722	$—	$—	$(184)

1Total unrealized gains (losses) for these investments are included within "Other (expense) income, net" within the condensed consolidated statements of comprehensive income for the quarter and year-to-date periods ended June 30, 2020. The Company did not sell any equity investments during the quarter and year-to-date periods ended June 30, 2020 or 2019 and therefore did not realize any losses on these investments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of June 30, 2020:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of June 30, 2020
Contingent consideration associated with acquisition ¹	$17,570	$—	$—	$17,570	$—

1There were no material adjustments to the contingent consideration made during the quarter and year-to-date periods ended June 30, 2020.
As of December 31, 2019, there were no major categories of liabilities on the condensed consolidated balance sheets estimated at fair value that were measured on a recurring basis.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of June 30, 2020 and December 31, 2019:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of June 30, 2020
Equipment ¹	$5,099	$—	$5,099	$—	$(1,255)

As of December 31, 2019
Leasehold improvements ²	$—	$—	$—	$—	$(2,182)
Equipment ³	1,380	—	1,380	—	(870)
Software [4]	—	—	—	—	(434)

1 Reflects the non-cash impairment of certain tractors (within the Trucking segment) and certain legacy trailers (within the non-reportable segments) as a result of a softer used equipment market during the second quarter of 2020, as well as impairment charges of trailer tracking equipment (within the Trucking segment) during the first quarter of 2020.
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
Nonrecurring Fair Value Measurements (Liabilities) — As of June 30, 2020 and December 31, 2019, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:
•any projections of or guidance regarding earnings, earnings per share, revenues, cash flows, dividends, capital expenditures, or other financial items,
•any statement of plans, strategies, and objectives of management for future operations,
•any statements concerning proposed acquisition plans, new services, or developments,
•any statements regarding future economic conditions or performance, and
•any statements of belief and any statements of assumptions underlying any of the foregoing.
In this Quarterly Report, forward-looking statements include, but are not limited to, statements we make concerning:
•the ability of our infrastructure to support future growth, whether we grow organically or through potential acquisitions,
•the impacts of the COVID-19 global pandemic,
•the future impact of acquisitions, including achievement of anticipated synergies,
•the flexibility of our model to adapt to market conditions,
•our ability to recruit and retain qualified driving associates,
•future safety performance,
•future performance of our segments or businesses,
•our ability to gain market share,
•the ability, desire, and effects of expanding our logistics, brokerage, and intermodal operations,
•future equipment prices, our equipment purchasing or leasing plans, and our equipment turnover (including expected tractor trade-ins),
•our ability to sublease equipment to independent contractors,
•the impact of pending legal proceedings,
•the expected freight environment, including freight demand and volumes,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, and US Gross Domestic Product ("GDP") changes,
•future pricing terms from vendors and suppliers,
•expected liquidity and methods for achieving sufficient liquidity,
•future fuel prices and the expected impact of fuel efficiency initiatives,
•future expenses and our ability to control costs,
•future operating profitability,
•future third-party service provider relationships and availability,
•future contracted pay rates with independent contractors and compensation arrangements with driving associates,
•our expected need or desire to incur indebtedness,

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•future capital expenditures and expected sources of liquidity, capital allocation, capital structure, capital requirements, and growth strategies and opportunities,
•expected capital expenditures,
•future mix of owned versus leased revenue equipment,
•future asset utilization,
•future return on capital,
•future share repurchases and dividends,
•future tax rates,
•future trucking industry capacity and balance between industry demand and capacity,
•future rates,
•future depreciation and amortization,
•expected tractor and trailer fleet age,
•future investment in and deployment of new or updated technology,
•political conditions and regulations, including trade regulation, quotas, duties, or tariffs, and any future changes to the foregoing,
•future insurance claims, premiums, and retention limits,
•future purchased transportation expense, and
•others.
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "objective," "continue," "outlook," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A "Risk Factors" in our 2019 Annual Report, Part II, Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Executive Summary
Impact of COVID-19
During the second quarter and first half of 2020, we incurred approximately $10.0 million and $12.3 million, respectively, of expenses directly attributable to the pandemic, which were incremental to those incurred prior to the outbreak. These primarily pertained to payroll premiums paid to our drivers and shop technicians, as well as additional disinfectants and cleaning supplies, and various other pandemic-specific items. The costs are clearly separable from our normal business operations and are not expected to recur once the pandemic subsides.
Refer to Note 1 in Part I, Item 1 of this Quarterly Report for further discussion around the impact of COVID-19 on our company. Refer to Part II, Item 1A "Risk Factors" in our Quarterly Report for the quarterly period ended March 31, 2020 for more discussion about potential risks and uncertainties surrounding the COVID-19 pandemic that may impact our business, results of operations, or financial condition.
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
Revenue
•Our trucking services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base. We primarily generate revenue by transporting freight for our customers through our Trucking segment.
•Our logistics and intermodal operations provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. Revenue in our logistics and intermodal operations is generated through our Logistics and Intermodal segments.
•Our non-reportable segments include support services provided to our customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, warehousing, and certain driving academy activities, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and various acquisitions).
•In addition to the revenues earned from our customers for the trucking and non-trucking services discussed above, we also earn fuel surcharge revenue from our customers through our fuel surcharge program, which serves to recover a majority of our fuel costs. This applies only to loaded miles and typically does not offset non-paid empty miles, idle time, and out-of-route miles driven. Fuel surcharge programs involve a computation based on the change in national or regional fuel prices. These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.

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
Operating Statistics — We measure our consolidated and segment results through certain operating statistics, which are discussed under "Results of Operations — Segment Review — Operating Statistics," below. Our results are affected by various economic, industry, operational, regulatory, and other factors, which are set forth in Part I, Item 1A "Risk Factors" in our 2019 Annual Report, Part II, Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
Consolidated Key Financial Highlights and Operating Metrics

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2020	2019	2020	2019
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,060,698	$1,242,083	$2,185,496	$2,446,618
Revenue, excluding trucking fuel surcharge	$997,597	$1,122,754	$2,024,692	$2,219,710
Net income attributable to Knight-Swift	$80,189	$79,205	$145,615	$167,143
Earnings per diluted share	$0.47	$0.46	$0.85	$0.97
Operating ratio	90.4%	91.3%	90.7%	90.8%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$96,498	$100,627	$172,703	$196,808
Adjusted EPS [1]	$0.57	$0.58	$1.01	$1.14
Adjusted Operating Ratio [1]	87.6%	87.8%	88.1%	88.1%

Revenue equipment:
Average tractors (Trucking segment only) [2]	18,393	18,985	18,428	18,959
Average trailers [3]	57,269	58,263	57,456	56,902
Average containers	10,853	9,863	10,355	9,864
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
2 The average age of our company-owned tractor fleet was 2.1 years as of June 30, 2020 and 2019.
3 The average age of our trailer fleet was 7.6 years and 7.3 years as of June 30, 2020 and 2019, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Company Performance
Trends and Outlook — Our operational discipline, agility, and cost-control culture enabled us to execute through the unprecedented challenges presented by the COVID-19 pandemic, which introduced a new source of volatility throughout the global markets during the first half of 2020. Our diversified customer base, networks, and unique brands positioned us to navigate a disrupted freight environment of unpredictable shipping volumes, shifts in pricing, and continued challenges in driver sourcing.
The national unemployment rate was 11.1%1 as of June 30, 2020 after the COVID-19 pandemic resulted in higher unemployment rates in the beginning of the quarter, which began to decline in May and June as economic activities resumed. A more pronounced reduction in trained drivers (primarily due to social distancing measures across the nation), ongoing competition for experienced hires, increased safety regulations, and various alternative sources of income to potential drivers are all hampering driver sourcing efforts throughout the industry.
During the second quarter of 2020, the US gross domestic product, which is the broadest measure of goods and services produced across the economy, decreased by 32.9%2, per preliminary third-party forecasts. This may result in an expected annualized growth rate of approximately -5.0% to -6.0%3 for full-year 2020, as third-party forecasts are predicting an economic rebound in the latter half of this year. The second quarter 2020 US employment cost index rose 2.7%1 and 0.5%1 on a year-over-year and sequential basis, respectively.
From a freight market perspective, demand in April was weak, but gradually strengthened throughout the quarter, and remained strong in July. We are encouraged by the continued strength in freight demand in July; however, demand may be difficult to predict for the back half of the year. We believe supply has and will continue to exit the market as evidenced by significantly lower class 8 truck orders, a weak used equipment market, and lower transportation employment levels.
Looking across our portfolio of brands and freight networks, some of our operating segments performed consistently throughout the quarter, while others experienced more volatility in results. Our Trucking segment improved its Adjusted Operating Ratio to 85.5% in the second quarter of 2020, as strong cost controls and lower fuel prices overcame a 6.5% decrease in average revenue per tractor and a $5.8 million (or $0.03 of earnings per diluted share, after taxes) decline in gain on sales of used equipment. Our Logistics segment produced an Adjusted Operating Ratio of 95.5% in the second quarter of 2020, primarily driven by a gross margin of 15.7% within our brokerage business. Consistent with port industry trends, load volumes within our Intermodal segment continued to be pressured and decreased by 23.9% in the second quarter of 2020, as compared to the same quarter last year, while margins worsened.
We anticipate that depreciation and amortization expense will increase and rental expense will correspondingly decrease, as a percentage of revenue excluding trucking fuel surcharge, as we intend to purchase, rather than lease, a majority of our revenue equipment in 2020. With significant tightening in the insurance markets, we may also experience changes in premiums and retention limits in 2020. While fuel expense is generally offset by fuel surcharge revenue, our fuel expense, net of fuel surcharge revenue may increase in the future.
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
1Source: bls.gov
2Source: bea.gov
3Source: kiplinger.com

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2020 and 2019 — The $1.0 million increase in net income attributable to Knight-Swift to $80.2 million during the quarter ended June 30, 2020 from $79.2 million during the same period last year includes the following:
•Contributor — $22.2 million decrease in operating loss from our non-reportable segments. Operating results within the non-reportable segments improved in the second quarter of 2020, which included additional income earned from warehousing activities, as compared to the second quarter of 2019, when we incurred $15.5 million in costs associated with a jury verdict.
•Contributor — $5.4 million increase in "Other income, net" primarily related to an increase in gains recognized within our portfolio of investments.
•Offset — $18.0 million decrease in operating income within our Trucking Segment, which was primarily due to a 6.5% decrease in average revenue per tractor and a $5.8 million reduction in gain on sales of revenue equipment, as well as $9.9 million in incremental expenses related to the COVID-19 pandemic.
•Offset — $8.7 million change from operating income in the second quarter of 2019 to operating loss in the second quarter of 2020 in our Intermodal Segment due to continued market pressures, including the impact of the COVID-19 pandemic on port volumes.
Comparison Between Year-to-Date June 30, 2020 and 2019 — The $21.5 million decrease in net income attributable to Knight-Swift to $145.6 million during year-to-date June 30, 2020 from $167.1 million during the same period last year includes the following:
•Contributor — $25.8 million decrease in operating income within our Trucking Segment, which was primarily due to a $14.5 million reduction in gain on sales of revenue equipment, a 4.6% decrease in average revenue per tractor, as well as $12.1 million in COVID-19 related incremental expenses.
•Contributor — $13.8 million change from operating income in the first half of 2019 to operating loss in the first half of 2020 in our Intermodal Segment due to continued market pressures, including the impact of the COVID-19 pandemic on port volumes.
•Contributor — $5.5 million decrease in operating income within our Logistics Segment which was primarily due to a 4.1% decrease in revenue per load.
•Offset — $24.5 million decrease in operating loss from our non-reportable segments primarily due to the $15.5 million jury verdict recognized in the first half of 2019 and additional income earned from warehousing activities in the first half of 2020.
See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.
Liquidity and Capital — During the first half of the year, we generated $383.4 million in operating cash flows, reduced our operating lease liabilities by $48.2 million, used $195.2 million for capital expenditures (net of equipment sales proceeds), and returned $27.7 million to our stockholders in the form of quarterly dividends. We also repurchased $34.6 million worth of our common stock at an average price of $30.41 per share (all within the first quarter of 2020).
We ended the quarter with $117.8 million in unrestricted cash and cash equivalents, $235.0 million outstanding on the Revolver, $365.0 million face value outstanding on the Term Loan, and $5.8 billion of stockholders' equity.
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
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2020	2019	2020	2019
Revenue:	(In thousands)
Trucking	$879,369	$1,020,027	$1,798,430	$1,993,272
Logistics	70,104	82,929	149,302	171,881
Intermodal	82,820	118,195	177,551	234,562
Subtotal	$1,032,293	$1,221,151	$2,125,283	$2,399,715
Non-reportable segments	45,289	29,597	91,531	67,361
Intersegment eliminations	(16,884)	(8,665)	(31,318)	(20,458)
Total revenue	$1,060,698	$1,242,083	$2,185,496	$2,446,618

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2020	2019	2020	2019
Operating income (loss):	(In thousands)
Trucking	$107,788	$125,772	$215,122	$240,947
Logistics	3,038	5,021	6,757	12,304
Intermodal	(4,475)	4,192	(7,212)	6,553
Subtotal	$106,351	$134,985	$214,667	$259,804
Non-reportable segments	(4,184)	(26,392)	(10,381)	(34,912)
Operating income	$102,167	$108,593	$204,286	$224,892

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

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$879,369	$1,020,027	$1,798,430	$1,993,272	(13.8%)	(9.8%)
Revenue, excluding fuel surcharge and intersegment transactions	$816,033	$900,648	$1,637,117	$1,766,278	(9.4%)	(7.3%)
GAAP: Operating income	$107,788	$125,772	$215,122	$240,947	(14.3%)	(10.7%)
Non-GAAP: Adjusted Operating Income ¹	$118,166	$128,303	$228,971	$243,827	(7.9%)	(6.1%)
Average revenue per tractor ²	$44,366	$47,440	$88,839	$93,163	(6.5%)	(4.6%)
GAAP: Operating ratio ²	87.7%	87.7%	88.0%	87.9%	— bps	10 bps
Non-GAAP: Adjusted Operating Ratio ¹ ²	85.5%	85.8%	86.0%	86.2%	(30 bps)	(20 bps)
Non-paid empty miles percentage ²	13.8%	12.9%	13.3%	12.9%	90 bps	40 bps
Average length of haul (miles) ²	420	429	424	429	(2.1%)	(1.2%)
Total miles per tractor ²	22,741	23,656	45,307	46,181	(3.9%)	(1.9%)
Average tractors ² ³	18,393	18,985	18,428	18,959	(3.1%)	(2.8%)
Average trailers ²	57,269	58,263	57,456	56,902	(1.7%)	1.0%
1 Refer to "Non-GAAP Financial Measures" below.
2 Defined under "Operating Statistics," above.
3 Includes 16,315 and 16,491 average company-owned tractors for the second quarter of 2020 and 2019, respectively.
        Includes 16,327 and 16,352 average company-owned tractors for the year-to-date June 30, 2020 and 2019 periods, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2020 and 2019 — Operating Ratio was 87.7% in the second quarters of 2020 and 2019. We improved the Adjusted Operating Ratio within this segment to 85.5% in the second quarter of 2020 from 85.8% in the second quarter of 2019, despite a $5.8 million reduction in gain on sales of revenue equipment. We continued to see improvement in our dedicated and refrigerated operating segments during the quarter. Average revenue per tractor decreased by 6.5%, driven by a 3.9% decrease in miles per tractor. Revenue per loaded mile, excluding fuel surcharge and intersegment transactions, was flat sequentially and decreased 1.7% year-over-year. We expect rate per mile to inflect positively year-over-year in the third quarter.
Comparison Between Year-to-Date June 30, 2020 and 2019 — Operating Ratio was 88.0% in the first half of 2020 compared to 87.9% in the first half of 2019. We improved the Adjusted Operating Ratio within this segment to 86.0% in the first half of 2020 from 86.2% in the first half 2019, despite a $14.5 million reduction in gain on sales of revenue equipment. Average revenue per tractor decreased by 4.6%, driven by a 1.9% decrease in miles per tractor. Revenue per loaded mile, excluding fuel surcharge and intersegment transactions, decreased 2.4% when comparing the first halves of 2020 and 2019.
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

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$70,104	$82,929	$149,302	$171,881	(15.5%)	(13.1%)
Revenue, excluding intersegment transactions	$67,066	$80,304	$143,823	$167,495	(16.5%)	(14.1%)
Operating income	$3,038	$5,021	$6,757	$12,304	(39.5%)	(45.1%)
Revenue per load – Brokerage only ¹	$1,408	$1,475	$1,392	$1,452	(4.5%)	(4.1%)
Gross margin percentage – Brokerage only ¹	15.7%	16.2%	15.1%	17.0%	(50 bps)	(190 bps)
GAAP: Operating ratio ¹	95.7%	93.9%	95.5%	92.8%	180 bps	270 bps
Non-GAAP: Adjusted Operating Ratio ¹ ²	95.5%	93.7%	95.3%	92.7%	180 bps	260 bps
1 Defined under "Operating Statistics," above.
2 Refer to "Non-GAAP Financial Measures" below.
Comparison Between the Quarters Ended June 30, 2020 and 2019 — Operating Ratio was 95.7% in the second quarter of 2020 compared to 93.9% in the second quarter of 2019. Adjusted Operating Ratio in the Logistics segment (which primarily consists of our brokerage services) increased to 95.5% in the second quarter of 2020 from 93.7% in the second quarter of 2019.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Brokerage-only — With recent tightening of capacity, brokerage gross margin decreased to 15.7% in the second quarter of 2020 from 16.2% in the second quarter of 2019. Margins were strong to begin the quarter and subsequently compressed, as the truckload market improved throughout the second quarter of 2020. A 10.1% decrease in brokerage load volumes and a 4.5% decrease in brokerage revenue per load resulted in a 14.2% decrease in brokerage revenue, excluding intersegment transactions. Our power-only service offering experienced 73.8% year-over-year growth in load volumes and represented 17.3% of our total brokerage load volumes in the second quarter of 2020.
Comparison Between Year-to-Date June 30, 2020 and 2019 — Operating Ratio was 95.5% in the first half of 2020 compared to 92.8% in the first half of 2019. Adjusted Operating Ratio in the Logistics segment (which primarily consists of our brokerage services) increased to 95.3% in the first half of 2020 from 92.7% in the first half of 2019.
Brokerage-only — Brokerage gross margin decreased to 15.1% in the first half of 2020 from 17.0% in the first half of 2019. An 8.2% decrease in brokerage load volumes and a 4.1% decrease in brokerage revenue per load resulted in a 12.0% decrease in brokerage revenue, excluding intersegment transactions.
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

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$82,820	$118,195	$177,551	$234,562	(29.9%)	(24.3%)
Revenue, excluding intersegment transactions	$82,699	$117,727	$177,321	$233,404	(29.8%)	(24.0%)
GAAP: Operating (loss) income	$(4,475)	$4,192	$(7,212)	$6,553	(206.8%)	(210.1%)
Non-GAAP: Adjusted Operating (Loss) Income	$(4,410)	$4,192	$(7,099)	$6,553	(205.2%)	(208.3%)
Average revenue per load ¹	$2,249	$2,438	$2,283	$2,447	(7.8%)	(6.7%)
GAAP: Operating ratio ¹	105.4%	96.5%	104.1%	97.2%	890 bps	690 bps
Non-GAAP: Adjusted Operating Ratio 1 2	105.3%	96.4%	104.0%	97.2%	890 bps	680 bps
Load count	36,769	48,290	77,658	95,399	(23.9%)	(18.6%)
Average tractors ¹ ³	571	651	586	672	(12.3%)	(12.8%)
Average containers ¹	10,853	9,863	10,355	9,864	10.0%	5.0%
1 Defined under "Operating Statistics," above.
2 Refer to "Non-GAAP Financial Measures" below.
3 Includes 510 and 572 company-owned tractors for the second quarter of 2020 and 2019, respectively.
Includes 523 and 592 company-owned tractors for the year-to-date June 30, 2020 and 2019 periods, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2020 and 2019 — Operating Ratio was 105.4% in the second quarter of 2020 compared to 96.5% in the second quarter of 2019. During the second quarter of 2020, our Intermodal segment produced an Adjusted Operating Ratio of 105.3%, compared to 96.4% during the second quarter of 2019. Continued market pressures, including the impact of the COVID-19 pandemic on port volumes, contributed to a 29.8% decrease in revenue, excluding intersegment transactions, as load counts decreased 23.9% and revenue per load decreased 7.8%. We continue to develop our Intermodal network and cost structure and expect to see improved results in the back half of the year.
Comparison Between Year-to-Date June 30, 2020 and 2019 — Operating Ratio was 104.1% in the first half of 2020 compared to 97.2% in the first half of 2019. During the first half of 2020, our Intermodal segment produced an Adjusted Operating Ratio of 104.0%, compared to 97.2% during the first half of 2019. Continued market pressures, including the impact of the COVID-19 pandemic on port volumes, contributed to a 24.0% decrease in revenue, excluding intersegment transactions, as load counts decreased 18.6% and revenue per load decreased 6.7%.
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

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Total revenue	$45,289	$29,597	$91,531	$67,361	53.0%	35.9%
Operating loss	$(4,184)	$(26,392)	$(10,381)	$(34,912)	(84.1%)	(70.3%)
Comparison Between the Quarters Ended June 30, 2020 and 2019 — Operating results within the non-reportable segments improved in the second quarter of 2020, which included additional income earned from warehousing activities, as compared to the second quarter of 2019, when we incurred $15.5 million in costs associated with a jury verdict.
Comparison Between Year-to-Date June 30, 2020 and 2019 — Operating results within the non-reportable segments improved in the first half of 2020, which included additional income earned from warehousing activities, as compared to the first half of 2019, when we incurred $15.5 million in costs associated with a jury verdict.

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

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$365,311	$380,354	$720,144	$744,209	(4.0%)	(3.2%)
% of total revenue	34.4%	30.6%	33.0%	30.4%	380 bps	260 bps
% of revenue, excluding trucking fuel surcharge	36.6%	33.9%	35.6%	33.5%	270 bps	210 bps
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
•Comparison Between the Quarters Ended June 30, 2020 and 2019 — The $15.0 million decrease within consolidated salaries, wages and benefits was primarily attributed to a decrease in miles driven by company drivers, favorable developments within workers' compensation expense, as well as lower medical insurance costs. These decreases were partially offset by $7.8 million in incremental payroll premiums paid to our company driving associates and shop technicians in response to the COVID-19 pandemic. The COVID-19 expenses were clearly separable from our normal business operations and are not expected to recur once the pandemic subsides.
•Comparison Between Year-to-Date June 30, 2020 and 2019 — The $24.1 million decrease within consolidated salaries, wages and benefits was primarily attributed to a decrease in miles driven by company drivers, favorable developments within workers' compensation expense, as well as lower medical insurance costs. These decreases were partially offset by $9.0 million in incremental payroll premiums paid to our company driving associates and shop technicians in response to the COVID-19 pandemic. The COVID-19 expenses were clearly separable from our normal business operations and are not expected to recur once the pandemic subsides.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Fuel	$86,381	$151,309	$208,236	$289,748	(42.9%)	(28.1%)
% of total revenue	8.1%	12.2%	9.5%	11.8%	(410 bps)	(230 bps)
% of revenue, excluding trucking fuel surcharge	8.7%	13.5%	10.3%	13.1%	(480 bps)	(280 bps)
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
•Comparison Between the Quarters Ended June 30, 2020 and 2019 — The $64.9 million decrease in consolidated fuel expense is primarily due to a decrease in average DOE fuel prices to $2.44 per gallon for the second quarter of 2020 from $3.12 per gallon for the second quarter of 2019 and a 3.3% decrease in the total miles driven by company driving associates.
•Comparison Between Year-to-Date June 30, 2020 and 2019 — The $81.5 million decrease in consolidated fuel expense is primarily due to a decrease in average DOE fuel prices to $2.67 per gallon for year-to-date June 30, 2020 from $3.07 per gallon for year-to-date June 30, 2019 and a 0.4% decrease in miles driven by company driving associates.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$66,067	$82,443	$134,471	$162,203	(19.9%)	(17.1%)
% of total revenue	6.2%	6.6%	6.2%	6.6%	(40 bps)	(40 bps)
% of revenue, excluding trucking fuel surcharge	6.6%	7.3%	6.6%	7.3%	(70 bps)	(70 bps)
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
The second quarter decrease of $16.4 million and year-to-date decrease of $27.7 million in consolidated operations and maintenance expense was attributed to reduced maintenance expense associated with refreshing our fleet with newer equipment and the decreases in miles driven by company driving associates noted above.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$45,302	$48,796	$99,582	$98,932	(7.2%)	0.7%
% of total revenue	4.3%	3.9%	4.6%	4.0%	40 bps	60 bps
% of revenue, excluding trucking fuel surcharge	4.5%	4.3%	4.9%	4.5%	20 bps	40 bps
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
•Comparison Between the Quarters Ended June 30, 2020 and 2019 — Consolidated insurance and claims expense decreased by $3.5 million for the second quarter of 2020, as compared to the same period last year. This decrease was primarily due to a decrease in total miles driven year-over-year, improvements within our current year experience as a result of lower frequency and severity of claims, and positive development with certain prior year losses.
•Comparison Between Year-to-Date June 30, 2020 and 2019 — Consolidated insurance and claims expense increased by $0.7 million for year-to-date June 30, 2020, as compared to the same period last year. This increase was primarily due to negative development within certain prior year losses recognized during the first quarter which were partially offset by improvements within our current year experience as a result of lower frequency and severity in claims, as well as a decrease in total miles driven year-over-year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$20,883	$21,560	$43,052	$43,363	(3.1%)	(0.7%)
% of total revenue	2.0%	1.7%	2.0%	1.8%	30 bps	20 bps
% of revenue, excluding trucking fuel surcharge	2.1%	1.9%	2.1%	2.0%	20 bps	10 bps
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
•Comparison Between the Quarters Ended June 30, 2020 and 2019 — Consolidated operating taxes and licenses decreased by $0.7 million for the second quarter of 2020 as compared to the same period last year. The decrease was primarily due to a decrease in total company miles driven.
•Comparison Between Year-to-Date June 30, 2020 and 2019 — Operating taxes and licenses decreased by $0.3 million, but remained relatively flat as a percentage of revenue, excluding trucking fuel surcharge.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Communications	$4,902	$4,960	$9,776	$10,043	(1.2%)	(2.7%)
% of total revenue	0.5%	0.4%	0.4%	0.4%	10 bps	— bps
% of revenue, excluding trucking fuel surcharge	0.5%	0.4%	0.5%	0.5%	10 bps	— bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Consolidated communications expense remained flat as a percentage of revenue, excluding trucking fuel surcharge for the second quarter of 2020 and first half of 2020, as compared to the same periods last year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$114,601	$102,938	$224,822	$203,875	11.3%	10.3%
% of total revenue	10.8%	8.3%	10.3%	8.3%	250 bps	200 bps
% of revenue, excluding trucking fuel surcharge	11.5%	9.2%	11.1%	9.2%	230 bps	190 bps
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
Consolidated depreciation and amortization of property and equipment increased by $11.7 million in the second quarter of 2020 and $20.9 million in the first half of 2020, when compared to the same periods last year. These increases were primarily related to the increase in owned versus leased equipment.
We expect consolidated depreciation and amortization of property and equipment to increase both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in the remainder of 2020.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$11,474	$10,692	$22,948	$21,385	7.3%	7.3%
% of total revenue	1.1%	0.9%	1.1%	0.9%	20 bps	20 bps
% of revenue, excluding trucking fuel surcharge	1.2%	1.0%	1.1%	1.0%	20 bps	10 bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger and other acquisitions. See Note 7 in Part I, Item 1, of this Quarterly Report for further details regarding the Company's intangible assets. The increases of $0.8 million for the second quarter and $1.6 million for the first half of 2020, when compared to the same periods last year, were attributed to an acquisition completed on January 1, 2020. See Note 4 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$22,372	$32,875	$47,747	$68,420	(31.9%)	(30.2%)
% of total revenue	2.1%	2.6%	2.2%	2.8%	(50 bps)	(60 bps)
% of revenue, excluding trucking fuel surcharge	2.2%	2.9%	2.4%	3.1%	(70 bps)	(70 bps)
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.
Consolidated rental expense decreased by $10.5 million and $20.7 million for the second quarter and first half of 2020, as compared to the same periods last year. This was primarily due to increasing our ratio of owned versus leased equipment.
We expect consolidated rental expense to continue to decrease both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in the remainder of 2020.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$200,107	$261,273	$425,383	$530,622	(23.4%)	(19.8%)
% of total revenue	18.9%	21.0%	19.5%	21.7%	(210 bps)	(220 bps)
% of revenue, excluding trucking fuel surcharge	20.1%	23.3%	21.0%	23.9%	(320 bps)	(290 bps)
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
Consolidated purchased transportation expense decreased by $61.2 million for the second quarter of 2020 and $105.2 million for the first half of 2020, as compared to the same periods last year. This was primarily due to a decrease in miles driven by independent contractors of 23.0% and 22.7% for the second quarter and first half of 2020, respectively and lower fuel reimbursement expenses to independent contractors due to fewer miles and the lower fuel prices discussed above. In addition, experienced lower purchased transportation expense from third-party carrier activities in our Logistics and Intermodal segments.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Impairments	$353	$2,182	$1,255	$2,182	(83.8%)	(42.5%)
In 2020, we incurred impairment charges associated with revenue equipment held for sale and trailer tracking systems (within our Trucking and non-reportable segments). In 2019, we incurred impairment charges of leasehold improvements (within the Trucking segment) from the early termination of a lease of one of our operating properties.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$20,778	$34,108	$43,794	$46,744	(39.1%)	(6.3%)
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
•Comparison Between the Quarters Ended June 30, 2020 and 2019 — The $13.3 million decrease in net consolidated miscellaneous operating expenses was primarily due to a decrease in legal expenses as we incurred $15.5 million in incremental costs associated with an unfavorable verdict in the second quarter of 2019, which were partially offset by a $5.8 million reduction in gain on sales of equipment.
•Comparison Between Year-to-Date June 30, 2020 and 2019 — The $3.0 million decrease in net consolidated miscellaneous operating expenses is primarily due to the decrease in legal expenses noted above, which were partially offset by a $14.5 million reduction in gain on sales of equipment.
Consolidated Other Expenses, net

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$4,021	$7,156	$10,128	$14,504	(43.8%)	(30.2%)
Other (income), net	(8,499)	(3,101)	(1,992)	(9,240)	174.1%	(78.4%)
Income tax expense	26,815	26,076	51,369	53,999	2.8%	(4.9%)
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. The quarter and year-to-date decreases in interest expense were primarily due to lower overall interest rates.
Other (income), net — Other (income), net is primarily comprised of unrealized (gains) and losses from our various equity investments, including our TRP investments accounted for under the equity method, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
•Comparison Between the Quarters Ended June 30, 2020 and 2019 — The $5.4 million favorable change between the second quarter of 2020 and 2019 is primarily attributed to unrealized gains from our various equity investments.
•Comparison Between Year-to-Date June 30, 2020 and 2019 — The $7.2 million unfavorable change between the first half of 2020 and the first half of 2019 is primarily attributed to unrealized losses from our investments in TRP.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Income tax expense — In addition to the discussion below, Note 8 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
•Comparison Between the Quarters Ended June 30, 2020 and 2019 — The $0.7 million increase in consolidated income tax expense was primarily due to an increase in pre-tax earnings, partially offset by an increase in stock compensation deductions recognized as a discrete item in the second quarter of 2020, as compared to the second quarter of 2019. During the second quarter of 2019, we recognized discrete items related to a partial release of our reserve for uncertain tax positions and a decrease in stock compensation deductions. All of these factors resulted in an effective tax rate of 25.0% for the second quarter of 2020 and 24.7% for the second quarter of 2019.
•Comparison Between Year-to-Date June 30, 2020 and 2019 — The $2.6 million decrease in consolidated income tax expense was primarily due to a decrease in pre-tax earnings, an increase in stock compensation deductions, and an increase in unfavorable foreign currency fluctuations recognized as discrete items. During the first half of 2019, we also recognized discrete items related to a reduction in our reserve for uncertain tax positions and a decrease in stock compensation deductions. All of these factors resulted in an effective tax rate of 26.0% for the first half of 2020 and 24.4% for the first half of 2019.

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
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2020	2019	2020	2019
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$80,189	$79,205	$145,615	$167,143
Adjusted for:
Income tax expense attributable to Knight-Swift	26,815	26,076	51,369	53,999
Income before income taxes attributable to Knight-Swift	107,004	105,281	196,984	221,142
Amortization of intangibles ¹	11,474	10,692	22,948	21,385
Impairments ²	353	2,182	1,255	2,182
Legal accruals ³	—	15,500	—	15,500
COVID-19 incremental costs [4]	9,966	—	12,259	—
Adjusted income before income taxes	128,797	133,655	233,446	260,209
Provision for income tax expense at effective rate	(32,299)	(33,028)	(60,743)	(63,401)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$96,498	$100,627	$172,703	$196,808

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2020	2019	2020	2019
GAAP: Earnings per diluted share	$0.47	$0.46	$0.85	$0.97
Adjusted for:
Income tax expense attributable to Knight-Swift	0.16	0.15	0.30	0.31
Income before income taxes attributable to Knight-Swift	0.63	0.61	1.15	1.28
Amortization of intangibles ¹	0.07	0.06	0.13	0.12
Impairments ²	—	0.01	0.01	0.01
Legal accruals ³	—	0.09	—	0.09
COVID-19 incremental costs [4]	0.06	—	0.07	—
Adjusted income before income taxes	0.75	0.77	1.37	1.50
Provision for income tax expense at effective rate	(0.19)	(0.19)	(0.36)	(0.37)
Non-GAAP: Adjusted EPS	$0.57	$0.58	$1.01	$1.14

1 "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger and other acquisitions. Refer to Note 4 in Part I, Item 1 of this Quarterly Report for additional details regarding the acquisition.
2 "Impairments" reflects the non-cash impairment of certain tractors (within the Trucking segment) and certain legacy trailers (within the non-reportable segments) as a result of a softer used equipment market during the second quarter of 2020, as well as impairment charges of trailer tracking equipment (within the Trucking segment) during the first quarter of 2020. In the second quarter of 2019, we incurred a non-cash impairment of leasehold improvements (within the Trucking segment) which were incurred during the early termination of a lease related to one of our operating properties.
3 "Legal accruals" reflects costs incurred in the second quarter of 2019 associated with a jury verdict issued, which is included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income.
4 "COVID-19 incremental costs" reflects costs incurred during 2020 that were directly attributable to the pandemic and were incremental to those incurred prior to the outbreak. These include payroll premiums paid to our drivers and shop technicians, additional disinfectants and cleaning supplies, and various other pandemic-specific items. The costs are clearly separable from our normal business operations and are not expected to recur once the pandemic subsides.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2020	2019	2020	2019
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,060,698	$1,242,083	$2,185,496	$2,446,618
Total operating expenses	(958,531)	(1,133,490)	(1,981,210)	(2,221,726)
Operating income	$102,167	$108,593	$204,286	$224,892
Operating ratio	90.4%	91.3%	90.7%	90.8%

Non-GAAP Presentation
Total revenue	$1,060,698	$1,242,083	$2,185,496	$2,446,618
Trucking fuel surcharge	(63,101)	(119,329)	(160,804)	(226,908)
Revenue, excluding trucking fuel surcharge	997,597	1,122,754	2,024,692	2,219,710

Total operating expenses	958,531	1,133,490	1,981,210	2,221,726
Adjusted for:
Trucking fuel surcharge	(63,101)	(119,329)	(160,804)	(226,908)
Amortization of intangibles ¹	(11,474)	(10,692)	(22,948)	(21,385)
Impairments ²	(353)	(2,182)	(1,255)	(2,182)
Legal accruals ³	—	(15,500)	—	(15,500)
COVID-19 incremental costs [4]	(9,966)	—	(12,259)	—
Adjusted Operating Expenses	873,637	985,787	1,783,944	1,955,751
Adjusted Operating Income	$123,960	$136,967	$240,748	$263,959
Adjusted Operating Ratio	87.6%	87.8%	88.1%	88.1%
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Trucking Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2020	2019	2020	2019
GAAP Presentation	(Dollars in thousands)
Total revenue	$879,369	$1,020,027	$1,798,430	$1,993,272
Total operating expenses	(771,581)	(894,255)	(1,583,308)	(1,752,325)
Operating income	$107,788	$125,772	$215,122	$240,947
Operating ratio	87.7%	87.7%	88.0%	87.9%

Non-GAAP Presentation
Total revenue	$879,369	$1,020,027	$1,798,430	$1,993,272
Fuel surcharge	(63,101)	(119,329)	(160,804)	(226,908)
Intersegment transactions	(235)	(50)	(509)	(86)
Revenue, excluding fuel surcharge and intersegment transactions	816,033	900,648	1,637,117	1,766,278

Total operating expenses	771,581	894,255	1,583,308	1,752,325
Adjusted for:
Fuel surcharge	(63,101)	(119,329)	(160,804)	(226,908)
Intersegment transactions	(235)	(50)	(509)	(86)
Amortization of intangibles ¹	(324)	(349)	(648)	(698)
Impairments ²	(153)	(2,182)	(1,055)	(2,182)
COVID-19 incremental costs ³	(9,901)	—	(12,146)	—
Adjusted Operating Expenses	697,867	772,345	1,408,146	1,522,451
Adjusted Operating Income	$118,166	$128,303	$228,971	$243,827
Adjusted Operating Ratio	85.5%	85.8%	86.0%	86.2%
1 "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in historical Knight acquisitions.
2 See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 2.
3 See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 4.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Logistics Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2020	2019	2020	2019
GAAP Presentation	(Dollars in thousands)
Total revenue	$70,104	$82,929	$149,302	$171,881
Total operating expenses	(67,066)	(77,908)	(142,545)	(159,577)
Operating income	$3,038	$5,021	$6,757	$12,304
Operating ratio	95.7%	93.9%	95.5%	92.8%

Non-GAAP Presentation
Total revenue	$70,104	$82,929	$149,302	$171,881
Intersegment transactions	(3,038)	(2,625)	(5,479)	(4,386)
Revenue, excluding intersegment transactions	67,066	80,304	143,823	167,495

Total operating expenses	67,066	77,908	142,545	159,577
Adjusted for:
Intersegment transactions	(3,038)	(2,625)	(5,479)	(4,386)
Adjusted Operating Expenses	64,028	75,283	137,066	155,191
Adjusted Operating Income	$3,038	$5,021	$6,757	$12,304
Adjusted Operating Ratio	95.5%	93.7%	95.3%	92.7%
Intermodal Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2020	2019	2020	2019
GAAP Presentation	(Dollars in thousands)
Total revenue	$82,820	$118,195	$177,551	$234,562
Total operating expenses	(87,295)	(114,003)	(184,763)	(228,009)
Operating (loss) income	$(4,475)	$4,192	$(7,212)	$6,553
Operating ratio	105.4%	96.5%	104.1%	97.2%

Non-GAAP Presentation
Total revenue	$82,820	$118,195	$177,551	$234,562
Intersegment transactions	(121)	(468)	(230)	(1,158)
Revenue, excluding intersegment transactions	82,699	117,727	177,321	233,404

Total operating expenses	87,295	114,003	184,763	228,009
Adjusted for:
Intersegment transactions	(121)	(468)	(230)	(1,158)
COVID-19 incremental costs ¹	(65)	—	(113)	—
Adjusted Operating Expenses	87,109	113,535	184,420	226,851
Adjusted Operating (Loss) Income	$(4,410)	$4,192	$(7,099)	$6,553
Adjusted Operating Ratio	105.3%	96.4%	104.0%	97.2%
1See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 4.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	June 30, 2020
(In thousands)
Cash and cash equivalents, excluding restricted cash	$117,760
Availability under Revolver, due October 2022 ¹	533,906
Availability under 2018 RSA, due July 2021 ²	39,959
Total unrestricted liquidity	$691,625
Cash and cash equivalents – restricted ³	40,991
Restricted investments, held-to-maturity, amortized cost ³	8,272
Total liquidity, including restricted cash and restricted investments	$740,888

1 As of June 30, 2020, we had $235.0 million in borrowings under our $800.0 million Revolver. We additionally had $31.1 million in outstanding letters of credit (discussed below), leaving $533.9 million available under the Revolver.
2 Based on eligible receivables at June 30, 2020, our borrowing base for the 2018 RSA was $273.8 million, while outstanding borrowings were $165.0 million. We additionally had $68.8 million in outstanding letters of credit (discussed below), leaving $40.0 million available under the 2018 RSA. Refer to Note 9 in Part I, Item 1 of this Quarterly Report for more information regarding the 2018 RSA.
3 Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $39.6 million, included in "Cash and cash equivalents — restricted" in the condensed consolidated balance sheet and held by Mohave and Red Rock for claims payments. The remaining $1.4 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, fund replacement of our revenue equipment fleet, and, to a lesser extent, fund upgrades to our terminals and technology in our logistics service offerings. We expect that net capital expenditures from the aforementioned projects will be in the range of $500.0 – $525.0 million for the full-year 2020. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Principal and Interest Payments — As of June 30, 2020, we had debt and finance lease obligations of $851.8 million, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
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
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, common stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. As of June 30, 2020, the Company had $199.0 million remaining under the 2019 Knight-Swift Share Repurchase Plan. Additional details are discussed in Note 12 in Part I, Item 1 of this Quarterly Report.
Working Capital
As of June 30, 2020 and December 31, 2019, we had working capital deficits of $142.0 million and $103.0 million, respectively. The deficits were primarily due to the Term Loan maturing on October 2, 2020. We intend to refinance the Term Loan prior to its maturity.
Material Debt Agreements
As of June 30, 2020, we had $851.8 million in material debt obligations at the following carrying values:
•$364.9 million: Term Loan, due October 2020, net of $0.1 million in deferred loan costs
•$164.8 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.2 million in deferred loan costs
•$87.1 million: Finance lease obligations
•$235.0 million: Revolver, due October 2022
As of December 31, 2019, we had $918.8 million in material debt obligations at the following carrying values:
•$364.8 million: Term Loan, due October 2020, net of $0.2 million in deferred loan costs
•$204.8 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.2 million in deferred loan costs
•$70.2 million: Finance lease obligations
•$279.0 million: Revolver, due October 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	Year-to-Date June 30,		Change
	2020	2019
	(In thousands)
Net cash provided by operating activities	$383,360	$362,812	$20,548
Net cash used in investing activities	(253,066)	(223,882)	(29,184)
Net cash used in financing activities	(173,771)	(162,022)	(11,749)
Net Cash Provided by Operating Activities
Comparison Between Year-to-Date June 30, 2020 and 2019 — The $20.5 million increase in net cash provided by operating activities was primarily due to a $68.8 million decrease in cash paid for income taxes, net of refunds, and various changes within our working capital. This was all partially offset by a $93.4 million cash settlement paid during the first quarter of 2020, associated with pre-2017 Merger legal matters that were previously accrued and disclosed by Swift.
Net Cash Used in Investing Activities
Comparison Between Year-to-Date June 30, 2020 and 2019 — The $29.2 million increase in net cash used in investing activities was due to a $46.8 million increase in net cash used for acquisitions and was partially offset by a $24.7 million decrease in net capital expenditures.
Net Cash Used in Financing Activities
Comparison Between Year-to-Date June 30, 2020 and 2019 — Net cash used in financing activities increased by $11.7 million, primarily due to a $59.0 million decrease in net repayments of our debt obligations. This was partially offset by a $52.3 million decrease in cash used to repurchase shares of our common stock.

Contractual Obligations
"Liquidity and Capital Resources," above, includes details regarding changes in our contractual obligations table during the year-to-date June 30, 2020 period. Aside from these items, there were no material changes to the contractual obligations table, which was included in our 2019 Annual Report.

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

Inflation
Inflation can have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increased. Consistent with trends in the trucking industry overall, we continue to experience inflationary pressures with respect to driver wages, as compared to prior years.

Recently Issued Accounting Pronouncements
See Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's condensed consolidated financial statements, as follows:
•Note 2 for accounting pronouncements adopted during year-to-date June 30, 2020.
•Note 3 for accounting pronouncements issued during year-to-date June 30, 2020.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2017 Debt Agreement and 2018 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 1.1% as of June 30, 2020) and fixed rate equipment lease financing. Assuming the level of borrowings as of June 30, 2020, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $7.7 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average of diesel price per gallon in the US decreased to $2.44 for the second quarter of 2020 from an average of $3.12 in the second quarter of 2019. The weekly average diesel price per gallon in the US decreased to an average of $2.67 for year-to-date June 30, 2020 from an average of $3.07 for year-to-date June 30, 2019. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 11 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended June 30, 2020, and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2019 Annual Report and our Quarterly Report for the quarterly period ended March 31, 2020, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs ¹
April 1, 2020 to April 30, 2020	—	$—	—	$198,977,224
May 1, 2020 to May 31, 2020	—	$—	—	$198,977,224
June 1, 2020 to June 30, 2020	—	$—	—	$198,977,224
Total	—	$—	—	$198,977,224

1On May 31, 2019, the Company announced that the Board approved the $250.0 million 2019 Knight-Swift Share Repurchase Plan. There is no expiration date associated with the 2019 Knight-Swift Share Repurchase Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

2.1*	Agreement and Plan of Merger, dated as of April 9, 2017, by and among Swift Transportation Company, Bishop Merger Sub, Inc., and Knight Transportation, Inc.	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 13, 2017

3.1	Fourth Amended and Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Filed herewith

3.2	Second Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.2 of Form 8-K filed on November 15, 2018

10.1**	Form of RSU Award Notice	Filed herewith

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	August 5, 2020	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	August 5, 2020	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant