Form 10-Q
period 2020-09-30
Knight-Swift Transportation Holdings Inc.
filed 2020-11-04
CIK 1492691

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
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were 169,831,537 shares of the registrant's common stock outstanding as of October 28, 2020.

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

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight and Swift, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2017 Debt Agreement	The Company's Credit Agreement, entered into on September 29, 2017, as amended on October 2, 2020, consisting of the Revolver and Term Loan, which are defined below.
2018 RSA	Fourth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on July 11, 2018 by Swift Receivables Company II, LLC with unrelated financial entities.
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
COVID-19	Viral strain of a coronavirus which led the World Health Organization to declare a global pandemic in March 2020.
DOE	United States Department of Energy
EPS	Earnings Per Share
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries prior to the 2017 Merger.
LIBOR	London InterBank Offered Rate
Quarterly Report	Quarterly Report on Form 10-Q
QTD	Quarter-to-date
Revolver	Revolving line of credit under the 2017 Debt Agreement
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries prior to the 2017 Merger.
Term Loan	The Company's term loan under the 2017 Debt Agreement
TRP	Transportation Resource Partners
US	The United States of America
YTD	Year-to-date

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$240,236	$159,722
Cash and cash equivalents – restricted	36,689	41,331
Restricted investments, held-to-maturity, amortized cost	9,052	8,912
Trade receivables, net of allowance for doubtful accounts of $20,846 and $18,178, respectively	559,657	518,547
Contract balance – revenue in transit	20,233	12,696
Prepaid expenses	61,686	62,160
Assets held for sale	38,098	41,786
Income tax receivable	8,358	17,026
Other current assets	24,544	27,848
Total current assets	998,553	890,028
Gross property and equipment	4,112,703	3,742,739
Less: accumulated depreciation and amortization	(1,142,138)	(892,019)
Property and equipment, net	2,970,565	2,850,720
Operating lease right-of-use assets	119,350	169,425
Goodwill	2,922,967	2,918,992
Intangible assets, net	1,400,719	1,379,459
Other long-term assets	89,207	73,108
Total assets	$8,501,361	$8,281,732
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$140,228	$99,194
Accrued payroll and purchased transportation	154,025	110,065
Accrued liabilities	112,189	175,222
Claims accruals – current portion	174,136	150,805
Finance lease liabilities and long-term debt – current portion	422,655	377,651
Operating lease liabilities – current portion	57,088	80,101
Accounts receivable securitization – current portion	201,878	—
Total current liabilities	1,262,199	993,038
Revolving line of credit	170,000	279,000
Finance lease liabilities – less current portion	87,253	57,383
Operating lease liabilities – less current portion	67,067	96,160
Accounts receivable securitization – less current portion	—	204,762
Claims accruals – less current portion	175,915	196,912
Deferred tax liabilities	802,292	771,719
Other long-term liabilities	55,387	14,455
Total liabilities	2,620,113	2,613,429
Commitments and contingencies (Notes 4, 10, and 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 170,218 and 170,688 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	1,702	1,707
Additional paid-in capital	4,294,504	4,269,043
Retained earnings	1,582,814	1,395,465
Total Knight-Swift stockholders' equity	5,879,020	5,666,215
Noncontrolling interest	2,228	2,088
Total stockholders’ equity	5,881,248	5,668,303
Total liabilities and stockholders’ equity	$8,501,361	$8,281,732
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Revenue:
Revenue, excluding trucking fuel surcharge	$1,137,313	$1,090,210	$3,162,005	$3,309,920
Trucking fuel surcharge	73,093	110,312	233,897	337,220
Total revenue	1,210,406	1,200,522	3,395,902	3,647,140
Operating expenses:
Salaries, wages, and benefits	376,923	375,491	1,097,067	1,119,700
Fuel	104,703	148,699	312,939	438,447
Operations and maintenance	69,964	85,108	204,435	247,311
Insurance and claims	45,186	46,792	144,768	145,724
Operating taxes and licenses	21,475	20,970	64,527	64,333
Communications	5,069	4,913	14,845	14,956
Depreciation and amortization of property and equipment	115,664	106,884	340,486	310,759
Amortization of intangibles	11,473	10,759	34,421	32,144
Rental expense	19,700	28,726	67,447	97,146
Purchased transportation	245,102	251,337	670,485	781,959
Impairments	—	—	1,255	2,182
Miscellaneous operating expenses	29,686	17,890	73,480	64,634
Total operating expenses	1,044,945	1,097,569	3,026,155	3,319,295
Operating income	165,461	102,953	369,747	327,845
Other income (expenses):
Interest income	326	1,007	1,595	3,000
Interest expense	(3,232)	(7,790)	(13,360)	(22,294)
Other income, net	7,484	3,335	9,476	12,575
Total other income (expenses), net	4,578	(3,448)	(2,289)	(6,719)
Income before income taxes	170,039	99,505	367,458	321,126
Income tax expense	47,835	24,524	99,204	78,523
Net income	122,204	74,981	268,254	242,603
Net income attributable to noncontrolling interest	(146)	(362)	(581)	(841)
Net income attributable to Knight-Swift	$122,058	$74,619	$267,673	$241,762

Earnings per share:
Basic	$0.72	$0.44	$1.57	$1.41
Diluted	$0.71	$0.44	$1.57	$1.40

Dividends declared per share:	$0.08	$0.06	$0.24	$0.18

Weighted average shares outstanding:
Basic	170,205	170,504	170,257	171,841
Diluted	171,028	171,290	171,035	172,524
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$268,254	$242,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	374,907	342,903
Gain on sale of property and equipment	(6,468)	(27,908)
Impairments	1,255	2,182
Deferred income taxes	32,565	33,102
Non-cash lease expense	64,301	97,307
Other adjustments to reconcile net income to net cash provided by operating activities	24,513	(3,559)
(Decrease) increase in cash resulting from changes in:
Trade receivables	(58,246)	93,870
Income tax receivable	8,668	(35,581)
Accounts payable	1,946	(7,824)
Accrued liabilities and claims accrual	(12,926)	(10,743)
Operating lease liabilities	(66,333)	(97,677)
Other assets and liabilities	22,583	(16,263)
Net cash provided by operating activities	655,019	612,412
Cash flows from investing activities:
Proceeds from maturities and sales of held-to-maturity investments	9,400	18,695
Purchases of held-to-maturity investments	(12,644)	(11,410)
Proceeds from sale of property and equipment, including assets held for sale	102,550	178,107
Purchases of property and equipment	(378,694)	(635,957)
Expenditures on assets held for sale	(483)	(14,515)
Net cash and equivalents invested in acquisitions	(46,811)	(1,885)
Other cash flows from investing activities	(8,920)	(1,455)
Net cash used in investing activities	(335,602)	(468,420)
Cash flows from financing activities:
Repayment of finance leases and long-term debt	(61,321)	(88,962)
(Repayments) borrowings on revolving line of credit, net	(109,000)	95,000
Borrowings under accounts receivable securitization	49,000	150,000
Repayment of accounts receivable securitization	(52,000)	(185,000)
Proceeds from common stock issued	11,632	10,621
Repurchases of the Company's common stock	(34,630)	(86,892)
Dividends paid	(41,297)	(31,184)
Other cash flows from financing activities	(5,522)	(2,739)
Net cash used in financing activities	(243,138)	(139,156)
Net increase in cash, restricted cash, and equivalents	76,279	4,836
Cash, restricted cash, and equivalents at beginning of period	202,228	130,976
Cash, restricted cash, and equivalents at end of period	$278,507	$135,812
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Year-to-Date September 30,
	2020	2019
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,921	$21,825
Income taxes	35,233	77,386
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$45,430	$47,351
Equipment sales receivables	—	21,570
Financing provided to independent contractors for equipment sold	4,359	4,565
Transfers from property and equipment to assets held for sale	59,543	114,011
Contingent consideration associated with acquisition	18,245	—
Right-of-use assets obtained in exchange for new operating lease liabilities	1,871	9,285
Right-of-use assets obtained in exchange for new operating lease liabilities through acquisitions	12,356	—
Property and equipment obtained in exchange for new finance lease liabilities	68,590	—
Property and equipment obtained in exchange for finance lease liabilities reclassified from operating lease liabilities	67,430	55,230

Reconciliation of Cash, Restricted Cash, and Equivalents:	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
	(In thousands)
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$240,236	$159,722	$93,996	$82,486
Cash and cash equivalents – restricted [1]	36,689	41,331	40,831	46,888
Other long-term assets [1]	1,582	1,175	985	1,602
Condensed Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$278,507	$202,228	$135,812	$130,976

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2019	170,688	$1,707	$4,269,043	$1,395,465	$5,666,215	$2,088	$5,668,303
Common stock issued to employees	609	6	9,474		9,480		9,480
Common stock issued to the Board	13	—	515		515		515
Common stock issued under ESPP	47	—	1,637		1,637		1,637
Company shares repurchased	(1,139)	(11)		(34,619)	(34,630)		(34,630)
Shares withheld – RSU settlement				(4,508)	(4,508)		(4,508)
Employee stock-based compensation expense			13,835		13,835		13,835
Cash dividends paid and dividends accrued ($0.08 per share)				(41,197)	(41,197)		(41,197)
Net income attributable to Knight-Swift				267,673	267,673		267,673
Distribution to noncontrolling interest						(441)	(441)
Net income attributable to noncontrolling interest						581	581
Balances – September 30, 2020	170,218	$1,702	$4,294,504	$1,582,814	$5,879,020	$2,228	$5,881,248

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2018	172,844	$1,728	$4,242,369	$1,216,852	$5,460,949	$1,770	$5,462,719
Common stock issued to employees	523	5	8,368		8,373		8,373
Common stock issued to the Board	19	—	531		531		531
Common stock issued under ESPP	61	1	1,716		1,717		1,717
Company shares repurchased	(2,874)	(29)		(86,863)	(86,892)		(86,892)
Shares withheld – RSU settlement				(2,304)	(2,304)		(2,304)
Employee stock-based compensation expense			10,055		10,055		10,055
Cash dividends paid and dividends accrued ($0.06 per share)				(31,073)	(31,073)		(31,073)
Net income attributable to Knight-Swift				241,762	241,762		241,762
Distribution to noncontrolling interest						(436)	(436)
Net income attributable to noncontrolling interest						841	841
Balances – September 30, 2019	170,573	$1,705	$4,263,039	$1,338,374	$5,603,118	$2,175	$5,605,293
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) — Continued

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – June 30, 2020	170,162	$1,701	$4,287,293	$1,474,466	$5,763,460	$2,129	$5,765,589
Common stock issued to employees	42	1	1,165		1,166		1,166
Common stock issued under ESPP	14	—	574		574		574
Shares withheld – RSU settlement				(8)	(8)		(8)
Employee stock-based compensation expense			5,472		5,472		5,472
Cash dividends paid and dividends accrued ($0.08 per share)				(13,702)	(13,702)		(13,702)
Net income attributable to Knight-Swift				122,058	122,058		122,058
Distribution to noncontrolling interest						(47)	(47)
Net income attributable to noncontrolling interest						146	146
Balances – September 30, 2020	170,218	$1,702	$4,294,504	$1,582,814	$5,879,020	$2,228	$5,881,248

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – June 30, 2019	170,378	$1,703	$4,254,297	$1,274,067	$5,530,067	$1,953	$5,532,020
Common stock issued to employees	176	2	4,668		4,670		4,670
Common stock issued under ESPP	19	—	588		588		588
Employee stock-based compensation expense			3,486		3,486		3,486
Cash dividends paid and dividends accrued ($0.06 per share)				(10,312)	(10,312)		(10,312)
Net income attributable to Knight-Swift				74,619	74,619		74,619
Distribution to noncontrolling interest						(140)	(140)
Net income attributable to noncontrolling interest						362	362
Balances – September 30, 2019	170,573	$1,705	$4,263,039	$1,338,374	$5,603,118	$2,175	$5,605,293

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the year-to-date period ended September 30, 2020, the Company operated an average of 18,439 tractors (comprised of 16,347 company tractors and 2,092 independent contractor tractors) and 57,716 trailers within the Trucking segment. Additionally, the Company operated an average of 573 tractors and 10,522 containers in the Intermodal segment. The Company's three reportable segments are Trucking, Logistics, and Intermodal.
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
Impact of COVID-19
COVID-19 became a global pandemic in 2020, which triggered a significant downturn in the global economy. The Company continues to operate its business through the COVID-19 pandemic and has taken additional precautions to ensure the safety of its employees, customers, vendors, and the communities in which it operates. During the year-to-date period ended September 30, 2020, the Company incurred $12.3 million of expenses (all within the first half of the year) directly attributable to the pandemic, which were incremental to those incurred prior to the outbreak. These primarily pertained to payroll premiums paid to driving associates and shop technicians, additional disinfectants and cleaning supplies, and various other pandemic-specific items. The costs are clearly separable from normal business operations and are not expected to recur once the pandemic subsides.

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
Current Period Impact of Adoption — The Company adopted the amendments in ASU 2018-15 on January 1, 2020 and elected to apply the amendments on a prospective basis to implementation costs incurred after the date of adoption. Upon review of the Service CCA's entered into subsequent to the implementation date, management has determined that adoption of the amendments has not had a material impact on the Company's financial statements and related accounting policies.
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
Other ASUs
There were various other ASUs that became effective during year-to-date September 30, 2020, which did not have a material impact on the Company's results of operations, financial position, cash flows, or disclosures.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 3 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Adoption Date and Method	Financial Statement Impact
August 2020
ASU No. 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and contracts in an Entity's Own Equity
		The amendments in this Update add disclosure requirements to convertible debt instruments and convertible preferred stock, require convertible instruments to be disclosed at fair value, and update the calculation requirements for diluted EPS. The amendments in this ASU can be applied on a modified or fully retrospective basis and are effective for public entities for years beginning after December 15, 2021.	January 2022, Modified retrospective or fully retrospective	No material impact
March 2020	2020-04: Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting [1]	The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The amendments in this ASU are effective for any interim period after March 12, 2020 and should be applied on a prospective basis.	March 2020, Prospective	No material impact [2]
March 2020	2020-03: Codification Improvements to Financial Instruments [1]	The amendments within this ASU updated several sections of the Codification and how various topics and subtopics interacted due to new guidance on financial instruments. This includes addressing issues related to fair value option disclosures, line-of-credit or revolving-debt arrangements and leases among others. The amendments should be applied prospectively and have varying effective dates, which were all in effect for public business entities prior to issuance of the ASU.	March 2020, Prospective	No material impact
February 2020
2020-02: Financial Instruments – Credit Losses (Topic 326) and Leases – (Topic 842) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) [1]
		The amendments in this ASU incorporate discussion from SEC Staff Accounting Bulletin No. 119 about expected implementation practices related to ASC Topic 326. The amendments also codify the SEC Staff's announcement that it would not object to the FASB's update to effective dates for major updates, which were amended within ASU 2019-10.	January 2021, Adoption method varies by amendment	No material impact
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
1    Adopted during the first quarter 2020.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
2    As identified within the 2018 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement for LIBOR. On October 2, 2020, the 2017 Debt Agreement was amended to extend the maturity date of the Term Loan to October 3, 2022, incorporate language regarding the transition away from LIBOR, and update other regulatory and technical provisions customary for facilities of this type. Just prior to this extension, the Company paid $65.0 million on the outstanding balance of the Term Loan, leaving $300.0 million face value outstanding.

Note 4 — Acquisitions
On January 1, 2020, pursuant to a stock purchase agreement (the "SPA") the Company acquired 100.0% of the equity interests of a warehousing-related company (the "Warehousing Co.") with locations throughout the Central US.
The total purchase price consideration of $66.9 million included $48.2 million in cash to the sellers at closing, which was funded through cash-on-hand and borrowing on the Revolver on the transaction date. At closing, $6.8 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations. During the third quarter of 2020, the escrow proceeds were released to the sellers pursuant to the SPA. The purchase price also included contingent consideration consisting of three additional annual payments of up to $8.1 million each (or $24.3 million in total), representing the maximum possible annual deferred payments to the sellers based on Warehousing Co.'s earnings before interest and taxes ("EBIT") for each of the calendar years ending December 31, 2020, December 31, 2021, and the annualized six-month period ending June 30, 2022. In order to estimate Warehousing Co.'s future performance, the Company utilized the Monte Carlo simulation method using certain inputs, including Warehousing Co.'s forecasted EBIT, discount rate, dividend yields, expected volatility, and expected stock returns during the above measurement periods. Based on the above inputs, the present value of the total contingent consideration, along with the estimated net working capital adjustment equaled $18.7 million as of January 1, 2020. During the measurement period, the net working capital adjustment was reduced by $0.4 million based on the actual versus estimated net working capital adjustment as of the transaction date. This adjustment resulted in the total estimated contingent consideration and net working capital adjustment decreasing to $18.3 million. The total purchase price consideration, as if adjusted at the January 1, 2020 transaction date, is identified in the table below.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The following table summarizes the fair value of the consideration transferred as of the acquisition date:

	January 1, 2020 Opening Balance Sheet as Reported at March 31, 2020	Adjustments	January 1, 2020 Opening Balance Sheet as Reported at September 30, 2020
	(in thousands)
Fair value of the consideration transferred	$66,854	$(410)	$66,444

Cash and cash equivalents	1,388	—	1,388
Trade and other receivables	3,301	—	3,301
Prepaid expenses	608	—	608
Other current assets	78	—	78
Property and equipment	1,938	—	1,938
Operating lease right-of-use assets	12,356	—	12,356
Identifiable intangible assets [1]	55,681	—	55,681
Deferred tax assets	54	—	54
Other noncurrent assets	404	—	404
Total assets	75,808	—	75,808

Accounts payable	(347)	—	(347)
Accrued liabilities	(644)	—	(644)
Operating lease liabilities – current portion	(4,451)	—	(4,451)
Operating lease liabilities – less current portion	(7,905)	—	(7,905)
Total liabilities	(13,347)	—	(13,347)

Goodwill	$4,393	$(410)	$3,983

1    Includes $53.8 million in customer relationships, $0.7 million in noncompete agreements, $0.6 million in internally developed software, and a $0.6 million trade name.
Other
On October 1, 2020, the Company used approximately $39.6 million in cash to acquire 21.0% of the equity interests of a small company, complementary to its suite of services.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Restricted Investments, Held-to-Maturity
The following tables present the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments, held-to-maturity:

	September 30, 2020
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$9,052	$10	$(5)	$9,057
Restricted investments, held-to-maturity	$9,052	$10	$(5)	$9,057

	December 31, 2019
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$8,912	$4	$(1)	$8,915
Restricted investments, held-to-maturity	$8,912	$4	$(1)	$8,915

As of September 30, 2020, the contractual maturities of the restricted investments, held-to-maturity, were one year or less. There were eight securities and seven securities that were in an unrealized loss position for less than twelve months as of September 30, 2020 and December 31, 2019, respectively. The Company did not recognize any impairment losses related to its held-to-maturity investments during the quarter or year-to-date periods ended September 30, 2020 or 2019.
Refer to Note 16 for additional information regarding fair value measurements of the Company's investments.

Note 6 — Assets Held for Sale
The Company expects to sell its assets held for sale, which primarily consist of revenue equipment, within the next twelve months. Revenue equipment held for sale totaled $38.1 million and $41.8 million as of September 30, 2020 and December 31, 2019, respectively. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income, were:
•$1.7 million and $8.6 million for the quarter-to-date periods ended September 30, 2020 and 2019, respectively.
•$6.5 million and $27.9 million for the year-to-date periods ended September 30, 2020 and 2019, respectively.
The Company did not recognize impairment losses related to assets held for sale during the quarters ended September 30, 2020 and 2019. The Company recognized impairment losses related to assets held for sale of $0.4 million during year-to-date September 30, 2020, as compared to the same period of last year when the Company did not recognize any such impairment losses.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In thousands)
Goodwill, balance at December 31, 2019	$2,918,992
Adjustments relating to deferred tax assets	(8)
Acquisition [1]	3,983
Goodwill, balance at September 30, 2020	$2,922,967

1The goodwill associated with the Warehousing Co. acquisition referenced in Note 4 was allocated to the non-reportable segment, and is net of purchase price accounting adjustments.
The Company did not record any goodwill impairments during the quarter or year-to-date periods ended September 30, 2020 or 2019.
Other Intangible Assets
Other intangible asset balances were as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Definite-lived intangible assets [1]
Gross carrying amount	$894,597	$839,516
Accumulated amortization	(134,378)	(99,957)
Definite-lived intangible assets, net	760,219	739,559
Trade names:
Gross carrying amount	640,500	639,900
Intangible assets, net	$1,400,719	$1,379,459

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
As of September 30, 2020, management anticipates that the composition and amount of amortization associated with intangible assets will be $11.6 million for the remainder of 2020, $46.3 million in 2021, $46.1 million in 2022, and $45.2 million for each of the years 2023 and 2024. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 8 — Income Taxes
Effective Tax Rate — The quarter-to-date September 30, 2020 and September 30, 2019 effective tax rates were 28.1% and 24.6%, respectively. The Company recognized discrete items relating to negative impacts from certain tax-related items within its Mexico operations, which were partially offset by a release of its reserve for uncertain tax positions during the quarter ended September 30, 2020. The Company also recognized discrete items relating to the partial release of its reserve for uncertain tax positions during the quarter ended September 30, 2019.
The year-to-date September 30, 2020 and September 30, 2019 effective tax rates were 27.0% and 24.5%, respectively. The Company recognized discrete items relating to negative impacts from certain tax-related items within its Mexico operations and foreign currency fluctuations, which were offset by stock compensation deductions and a partial release of its reserve for uncertain tax positions for the year-to-date September 30, 2020. The Company also recognized a discrete item relating to the partial release of its reserve for uncertain tax positions during the year-to-date period ended September 30, 2019.
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
Unrecognized Tax Benefits — During the quarter-to-date and year-to-date periods ended September 30, 2020, the Company reduced its reserve by $1.0 million for uncertain tax positions relating to various federal deductions. Management does not expect a decrease in unrecognized tax benefits relating to federal deductions to be necessary within the next twelve months.
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits were approximately $0.3 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively.
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

Note 9 — Accounts Receivable Securitization
The 2018 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets. As of September 30, 2020, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2018 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of September 30, 2020. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The following table summarizes the key terms of the 2018 RSA (dollars in thousands):

Effective date	July 11, 2018
Final maturity date [1]	July 9, 2021
Borrowing capacity	$325,000
Accordion option [2]	$175,000
Unused commitment fee rate [3]	20 to 40 basis points
Program fees on outstanding balances [4]	one-month LIBOR + 80 to 100 basis points

1The Company intends to refinance prior to the maturity date.
2The accordion option increases the maximum borrowing capacity, subject to participation of the purchasers.
3The 2018 RSA commitment fee rate is based on the percentage of the maximum borrowing capacity utilized.
4The 2018 RSA program fee is based on the Company's consolidated total net leverage ratio. As identified within the 2018 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement for LIBOR.
Availability under the 2018 RSA is calculated as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Borrowing base, based on eligible receivables	$285,000	$299,100
Less: outstanding borrowings [1]	(202,000)	(205,000)
Less: outstanding letters of credit	(67,281)	(70,841)
Availability under accounts receivable securitization facilities	$15,719	$23,259

1Outstanding borrowings are included in the condensed consolidated balance sheets, within "Accounts receivable securitization – current portion" as of September 30, 2020 and within "Accounts receivable securitization – less current portion" as of December 31, 2019. Outstanding borrowings were offset by $0.1 million and $0.2 million of deferred loan costs as of September 30, 2020 and December 31, 2019, respectively. Interest accrued on the aggregate principal balance at a rate of 1.0% and 2.6% as of September 30, 2020 and December 31, 2019, respectively.
Program fees and unused commitment fees are recorded in "Interest expense" in the condensed consolidated statements of comprehensive income. The Company incurred accounts receivable securitization program fees of $0.7 million and $1.8 million during the quarter-to-date September 30, 2020 and 2019 periods, respectively. The Company incurred accounts receivable securitization program fees of $2.8 million and $5.6 million during the year-to-date September 30, 2020 and 2019 periods, respectively.
Refer to Note 16 for information regarding the fair value of the 2018 RSA.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 10 — Commitments
Purchase Commitments
As of September 30, 2020, the Company had outstanding commitments to purchase revenue equipment of $134.5 million in the remainder of 2020 ($82.6 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, finance leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of September 30, 2020, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $20.4 million in the remainder of 2020, $3.0 million in the two-year period 2021 through 2022, $0.6 million in the two-year period 2023 through 2024, and $0.2 million thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
As of September 30, 2020, the Company had outstanding commitments for bulk fuel purchases of $10.1 million in the remainder of 2020, $35.4 million in 2021, and none thereafter.
TRP Commitments
Since 2003, Knight has entered into partnership agreements with entities that make privately-negotiated equity investments. In these agreements, Knight committed to invest in return for an ownership percentage. During the first quarter of 2020, Knight entered into a $20.0 million commitment to invest in the newly formed TRP Capital Partners V, LP with $16.5 million outstanding as of September 30, 2020. There were no other material changes related to the previously disclosed TRP commitments during the quarter ended September 30, 2020.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $34.4 million, relating to the Company's outstanding legal proceedings as of September 30, 2020.
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
Recent Developments and Current Status
In July 2019, a jury issued an adverse verdict in this lawsuit. The court issued a decision granting in part and denying in part certain motions related to the jury’s verdict. Both parties have appealed the court’s decision. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of September 30, 2020.

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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. In January 2020, the court granted final approval of the settlement. Two objectors appealed the court’s decision granting final approval of the settlement. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of September 30, 2020.

Arizona Minimum Wage Class Action
The plaintiffs generally allege one or more of the following: 1) failure to pay minimum wage for the first day of orientation; 2) failure to pay minimum wage for time spent studying; 3) failure to pay minimum wage for 16 hours per day; and 4) failure to pay minimum wage for the first eight hours of sleeper berth time.
Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Pamela Julian [1]	Swift Transportation Co., Inc. and Swift Transportation Co. of Arizona LLC	December 29, 2015	United States District Court for the District of Arizona
Recent Developments and Current Status
In December 2019, the court awarded damages for failure to pay minimum wage for 16 hours per day. In August 2020, the parties reached settlement in this matter. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of September 30, 2020.

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
Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Joseph Sheer, Virginia Van Dusen, Jose Motolinia, Vickii Schwalm, Peter Wood [1]	Swift Transportation Co., Inc., Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew	December 22, 2009	Unites States District Court of Arizona and Ninth Circuit Court of Appeals
Recent Developments and Current Status
In January 2020, the court granted final approval of the settlement in this matter. In March 2020, the Company paid the settlement amount approved by the court. As of September 30, 2020, the Company has a reserve accrued for anticipated costs associated with finalizing this matter.
1    Individually and on behalf of all others similarly situated.
Self Insurance
Automobile Liability, General Liability, and Excess Liability — Effective November 1, 2019, the Company has $130.0 million in excess auto liability ("AL") coverage. For prior years, Swift and Knight separately maintained varying excess AL and general liability limits. During prior policy periods, Swift AL claims were subject to a $10.0 million self-insured retention ("SIR") per occurrence and Knight AL claims were subject to a $1.0 million to $3.0 million SIR per occurrence.  Additionally, Knight carried a $2.5 million aggregate deductible for any loss or losses within the $5.0 million excess of $5.0 million layer of coverage. Effective March 1, 2020, Knight and Swift retain the same $10.0 million SIR per occurrence.
Cargo Damage and Loss — The Company is insured against cargo damage and loss with liability limits of $2.0 million per truck or trailer with a $10.0 million limit per occurrence.
Workers' Compensation and Employers' Liability — The Company is self-insured for workers' compensation coverage. Swift maintains statutory coverage limits, subject to a $5.0 million SIR for each accident or disease. Effective March 1, 2019, Knight maintains statutory coverage limits, subject to a $2.0 million SIR for each accident or disease. Prior to March 1, 2019, the Knight SIR was $1.0 million per each accident or disease.
Medical — Knight maintains primary and excess coverage for employee medical expenses, with a $0.3 million SIR per claimant. Through December 31, 2019, Swift was fully insured on its medical benefits (subject to contributed premiums). Effective January 1, 2020, Swift provides primary and excess coverage for employee medical expenses, with an SIR of $0.5 million per claimant to all employees.

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
The following table presents the Company's repurchases of its common stock under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		Quarter-to-Date September 30, 2020		Year-to-Date September 30, 2020
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
	(in thousands)
May 30, 2019 [1]	$250,000	—	$—	1,139	$34,630
		—	$—	1,139	$34,630

Share Repurchase Plan		Quarter-to-Date September 30, 2019		Year-to-Date September 30, 2019
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
	(in thousands)
June 1, 2018	$250,000	—	$—	2,315	$70,500
May 30, 2019 [1]	$250,000	—	—	559	16,392
		—	$—	2,874	$86,892

1    $199.0 million and $233.6 million remained available under the 2019 Knight-Swift Share Repurchase Plan as of September 30, 2020 and December 31, 2019, respectively.
Subsequent to September 30, 2020, the Company repurchased 1.1 million shares for $43.3 million under the 2019 Knight-Swift Share Repurchase Plan, leaving $155.7 million available as of November 2, 2020.

Note 13 — Weighted Average Shares Outstanding
Earnings per share, basic and diluted, as presented in the condensed consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2020	2019	2020	2019
	(In thousands)
Basic weighted average common shares outstanding	170,205	170,504	170,257	171,841
Dilutive effect of equity awards	823	786	778	683
Diluted weighted average common shares outstanding	171,028	171,290	171,035	172,524
Anti-dilutive shares excluded from diluted earnings per share [1]	8	408	187	829
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	Quarter-to-Date September 30,				Year-to-Date September 30,
	2020		2019		2020		2019
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Freight Services:
Central Freight Lines [1]	$1	$—	$6,830	$—	$7,837	$—	$13,789	$—
SME Industries [1]	28	—	54	—	56	—	271	—
Total	$29	$—	$6,884	$—	$7,893	$—	$14,060	$—
Facility and Equipment Leases:
Central Freight Lines [1]	$25	$92	$—	$92	$48	$277	$322	$277
Other Affiliates [1]	2	37	5	—	11	146	14	—
Total	$27	$129	$5	$92	$59	$423	$336	$277
Other Services:
Central Freight Lines [1]	$412	$—	$817	$—	$427	$—	$1,359	$—
DPF Mobile [1]	—	2	—	50	—	33	—	148
Other Affiliates [1]	13	—	9	600	32	—	31	1,832
Total	$425	$2	$826	$650	$459	$33	$1,390	$1,980

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
•Freight Services Received by Knight-Swift — Transportation services received from Central Freight Lines represent less-than-truckload freight services rendered to haul parts and equipment to Company shop locations.
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
During the quarter ended September 30, 2020, the ownership percentage of Jerry Moyes and related affiliates fell below the threshold requiring related party disclosure. The amounts included in this Note 14 pertain to transactions that occurred prior to the date that the ownership percentage changed.
Receivables and payables pertaining to related party transactions were:

	September 30, 2020		December 31, 2019
	Receivable	Payable	Receivable	Payable
	(In thousands)
Central Freight Lines	$233	$—	$2,872	$—
SME Industries	2	—	17	—
DPF Mobile	—	—	—	2
Other Affiliates	1	—	—	—
Total	$236	$—	$2,889	$2

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The following tables present the Company's financial information by segment:

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2020	2019	2020	2019
Revenue:	(In thousands)
Trucking	$975,881	$986,768	$2,774,311	$2,980,040
Logistics	99,018	86,213	248,320	258,094
Intermodal	98,859	108,937	276,410	343,499
Subtotal	$1,173,758	$1,181,918	$3,299,041	$3,581,633
Non-reportable segments	56,610	30,597	148,141	97,958
Intersegment eliminations	(19,962)	(11,993)	(51,280)	(32,451)
Total revenue	$1,210,406	$1,200,522	$3,395,902	$3,647,140

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2020	2019	2020	2019
Operating income (loss):	(In thousands)
Trucking	$168,781	$109,409	$383,903	$350,356
Logistics	2,478	3,692	9,235	15,996
Intermodal	250	(2,652)	(6,962)	3,901
Subtotal	$171,509	$110,449	$386,176	$370,253
Non-reportable segments	(6,048)	(7,496)	(16,429)	(42,408)
Operating income	$165,461	$102,953	$369,747	$327,845

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2020	2019	2020	2019
Depreciation and amortization of property and equipment:	(In thousands)
Trucking	$97,867	$91,390	$288,970	$262,742
Logistics	214	185	628	499
Intermodal	3,564	3,355	10,658	10,018
Subtotal	$101,645	$94,930	$300,256	$273,259
Non-reportable segments	14,019	11,954	40,230	37,500
Depreciation and amortization of property and equipment	$115,664	$106,884	$340,486	$310,759

Geographical Information
In the aggregate, total revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for the quarter and year-to-date periods ended September 30, 2020 and 2019. Additionally, long-lived assets on the Company's foreign subsidiary balance sheets were less than 5.0% of consolidated total assets as of September 30, 2020 and December 31, 2019.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 16 — Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of September 30, 2020 and December 31, 2019, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Restricted investments, held-to-maturity [1]	$9,052	$9,057	$8,912	$8,915
TRP Investments [2]	37,547	37,547	30,878	30,878
Investments in equity securities [2]	21,859	21,859	8,722	8,722

Financial Liabilities:
Term Loan, due October 2020 [3]	$365,000	$365,000	$364,825	$365,000
2018 RSA, due July 2021 [4]	201,878	202,000	204,762	205,000
Revolver, due October 2022	170,000	170,000	279,000	279,000
Contingent consideration associated with acquisition [5]	17,570	17,570	—	—

1Refer to Note 5 for the differences between the carrying amounts and estimated fair values of the Company's restricted investments, held-to-maturity.
2The investments are carried at fair value and are included in "Other long-term assets" on the condensed consolidated balance sheets.
3The carrying amount of the Term Loan is included in "Finance lease liabilities and long-term debt – current portion," on the condensed consolidated balance sheets and is net of $0.2 million in deferred loan costs as of December 31, 2019. On October 2, 2020, the 2017 Debt Agreement was amended to extend the maturity date of the Term Loan to October 3, 2022, incorporate language regarding the transition away from LIBOR, and update other regulatory and technical provisions customary for facilities of this type. Just prior to this extension, the Company paid $65.0 million on the outstanding balance of the Term Loan, leaving $300.0 million face value outstanding.
4The carrying amount of the 2018 RSA is included in "Accounts receivable securitization – current portion," on the condensed consolidated balance sheets as of September 30, 2020 and within "Accounts receivable securitization – less current portion" as of December 31, 2019. The carrying amount is net of $0.1 million and $0.2 million in deferred loan costs as of September 30, 2020 and December 31, 2019, respectively.
5The carrying amount of the contingent consideration associated with the acquisition is included in both the "Accrued liabilities" and "Other long-term liabilities" line items on the condensed consolidated balance sheets.
Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of assets measured on a recurring basis as of September 30, 2020 and December 31, 2019:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of September 30, 2020
Investments in equity securities [1]	$21,859	$21,859	$—	$—	$6,737

As of December 31, 2019
Investments in equity securities [1]	$8,722	$8,722	$—	$—	$(184)

1Total unrealized gains (losses) for these investments are included within "Other (expense) income, net" within the condensed consolidated statements of comprehensive income for the quarter and year-to-date periods ended September 30, 2020 and 2019. The Company did not sell any equity investments during the quarter and year-to-date periods ended September 30, 2020 or 2019 and therefore did not realize any gains (losses) on these investments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of September 30, 2020:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of September 30, 2020
Contingent consideration associated with acquisition [1]	$17,570	$—	$—	$17,570	$—

1There were no material adjustments to the contingent consideration made during the quarter and year-to-date periods ended September 30, 2020.
As of December 31, 2019, there were no major categories of liabilities on the condensed consolidated balance sheets estimated at fair value that were measured on a recurring basis.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of September 30, 2020 and December 31, 2019:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of September 30, 2020
Equipment [1]	$5,099	$—	$5,099	$—	$(1,255)

As of December 31, 2019
Leasehold improvements [2]	$—	$—	$—	$—	$(2,182)
Equipment [3]	1,380	—	1,380	—	(870)
Software [4]	—	—	—	—	(434)

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
Nonrecurring Fair Value Measurements (Liabilities) — As of September 30, 2020 and December 31, 2019, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.

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
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "potential," "objective," "continue," "outlook," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A "Risk Factors" in our 2019 Annual Report, Part II, Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Executive Summary
Impact of COVID-19
During year-to-date September 30, 2020, we incurred approximately $12.3 million of expenses (all within the first half of the year) directly attributable to the pandemic, which were incremental to those incurred prior to the outbreak. These primarily pertained to payroll premiums paid to our driving associates and shop technicians, as well as additional disinfectants and cleaning supplies, and various other pandemic-specific items. The costs are clearly separable from our normal business operations and are not expected to recur once the pandemic subsides.
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
Consolidated Key Financial Highlights and Operating Metrics

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2020	2019	2020	2019
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,210,406	$1,200,522	$3,395,902	$3,647,140
Revenue, excluding trucking fuel surcharge	$1,137,313	$1,090,210	$3,162,005	$3,309,920
Net income attributable to Knight-Swift	$122,058	$74,619	$267,673	$241,762
Earnings per diluted share	$0.71	$0.44	$1.57	$1.40
Operating ratio	86.3%	91.4%	89.1%	91.0%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$134,618	$82,802	$307,321	$279,610
Adjusted EPS [1]	$0.79	$0.48	$1.80	$1.62
Adjusted Operating Ratio [1]	83.9%	89.6%	86.6%	88.6%

Revenue equipment:
Average tractors (Trucking segment only) [2]	18,464	18,899	18,439	18,939
Average trailers [3]	58,310	57,889	57,716	58,394
Average containers	10,852	9,861	10,522	9,863
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
2    The average age of our company-owned tractor fleet was 2.1 years and 2.0 years as of September 30, 2020 and 2019, respectively.
3    The average age of our trailer fleet was 7.7 years and 7.4 years as of September 30, 2020 and 2019, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Company Performance
Trends and Outlook — Our operational discipline, agility, and cost-control culture enabled us to execute through the unprecedented challenges presented by the COVID-19 pandemic, which introduced a new source of volatility throughout the global market in 2020. Our diversified customer base, networks, and unique brands positioned us to navigate a disrupted freight environment of unpredictable shipping volumes, shifts in pricing, and continued challenges in driver sourcing.
The national unemployment rate declined to 7.9%1 as of September 30, 2020, after the COVID-19 pandemic and efforts to contain it caused a significant rise in unemployment during the first half of the year. Economic activities that were once curtailed during the initial surge of the pandemic began to resume during the third quarter of 2020, leading to an improved labor market. Despite the improved labor market, a reduction in trained drivers (primarily due to social distancing measures across the nation), ongoing competition for experienced hires, increased safety regulations, and various alternative sources of income to potential drivers continue to hamper driver sourcing efforts throughout the industry.
During the third quarter of 2020, the US gross domestic product, which is the broadest measure of goods and services produced across the economy, increased by 33.1%2 per preliminary third-party forecasts. This may result in an expected annualized growth rate of approximately 3.0% to 4.0% for full-year 2020, as third-party forecasts are predicting a continued economic rebound in the last quarter of this year. The third quarter 2020 US employment cost index rose 2.4%1 and 0.5%1 on a year-over-year and sequential basis, respectively.
From a freight market perspective, demand toward the beginning of the year was weak, but gradually strengthened throughout the second and third quarters of 2020. We are encouraged by the continued strength in freight demand; however, demand may be difficult to predict for the last quarter of the year. We believe supply has and will continue to exit the market as evidenced by significantly lower class 8 truck orders, a weak used equipment market, and lower transportation employment levels.
Our consolidated operating income increased by 60.7% on a year-over-year basis for the third quarter of 2020 as a result of a 4.3% increase in consolidated revenue, excluding trucking fuel surcharge and our focus on cost control. Both the strength in freight demand and constrained capacity led to earlier peak volumes, which we expect will continue into the fourth quarter.
Our Trucking segment improved its Adjusted Operating Income by 54.1%, resulting in a 620 basis point Adjusted Operating Ratio improvement to 81.3% in the third quarter of 2020 from 87.5% in the third quarter of 2019. Our Logistics segment produced an Adjusted Operating Ratio of 97.4% in the third quarter of 2020. Load volumes within our Intermodal segment increased by 16.6% sequentially and decreased by 5.7% year-over-year, contributing to an Adjusted Operating Ratio of 99.7% in the third quarter of 2020, as compared 102.4% in the third quarter of last year.
We anticipate that depreciation and amortization expense will increase and rental expense will correspondingly decrease, as a percentage of revenue excluding trucking fuel surcharge, as we intend to purchase, rather than enter into operating leases for a majority of our revenue equipment in 2020. With significant tightening in the insurance markets, we may also experience changes in premiums, retention limits, and excess coverage limits in the remainder of 2020. While fuel expense is generally offset by fuel surcharge revenue, our fuel expense, net of fuel surcharge revenue may increase in the future.
We continue to manage our leverage ratio relative to our targeted range and remain committed to a strong capital structure, which we believe will position us for long-term success and enable us to pursue further opportunities for organic growth, growth through acquisitions, and other capital allocation opportunities. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants.
________
1Source: bls.gov
2Source: bea.gov
3Source: tradingeconomics.com

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2020 and 2019 — The $47.4 million increase in net income attributable to Knight-Swift to $122.1 million during the quarter ended September 30, 2020 from $74.6 million during the same period last year includes the following:
•Contributor — $59.4 million increase in operating income within our Trucking segment. Average revenue per tractor increased by 5.4%, driven by a 5.1% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions.
•Contributor — $4.6 million decrease in interest expense from lower overall interest rates, as well as lower overall debt balances.
•Contributor — $4.2 million increase in "Other income, net" primarily related to an increase in gains recognized within our portfolio of investments.
•Offset — $6.2 million charge incurred within the other non-reportable segments associated with certain class action lawsuits involving pre-merger employment-related claims that were previously disclosed by Swift.
•Offset — $23.3 million increase in consolidated income tax expense, primarily due to an increase in pre-tax earnings and negative impacts from certain tax-related items within our Mexico operations in the third quarter of 2020, as compared to the third quarter of 2019. All of these factors resulted in an effective tax rate of 28.1% for the third quarter of 2020 and 24.6% for the third quarter of 2019.
Comparison Between Year-to-Date September 30, 2020 and 2019 — The $25.9 million increase in net income attributable to Knight-Swift to $267.7 million during year-to-date September 30, 2020 from $241.8 million during the same period last year includes the following:
•Contributor — $33.5 million increase in operating income within our Trucking segment. Improved operating margins offset a $103.0 million decrease in revenue, excluding fuel surcharge and intersegment transactions.
•Contributor — $9.3 million reduction in incurred legal costs within the non-reportable segments related to pre-merger legal matters previously disclosed by Swift.
•Offset — $20.7 million increase in consolidated income tax expense, primarily due to an increase in pre-tax earnings, negative impacts from certain tax-related items within our Mexico operations, and an unfavorable foreign currency fluctuation adjustment, which were partially offset by an increase in stock compensation deductions recognized as discrete items. During year-to-date September 30, 2019, we also recognized discrete items related to a reduction in our reserve for uncertain tax positions and a decrease in stock compensation deductions. All of these factors resulted in an effective tax rate of 27.0% for year-to-date September 30, 2020 and 24.5% for year-to-date September 30, 2019.
See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.
Liquidity and Capital — During year-to-date September 30, 2020, we generated $655.0 million in operating cash flows, reduced our operating lease liabilities by $66.3 million, used $276.1 million for capital expenditures (net of equipment sales proceeds), and returned $41.3 million to our stockholders in the form of quarterly dividends. We also repurchased $34.6 million worth of our common stock at an average price of $30.41 per share (all within the first quarter of 2020).
We ended the quarter with $240.2 million in unrestricted cash and cash equivalents, $170.0 million outstanding on the Revolver, $365.0 million face value outstanding on the Term Loan, and $5.9 billion of stockholders' equity.
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
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2020	2019	2020	2019
Revenue:	(In thousands)
Trucking	$975,881	$986,768	$2,774,311	$2,980,040
Logistics	99,018	86,213	248,320	258,094
Intermodal	98,859	108,937	276,410	343,499
Subtotal	$1,173,758	$1,181,918	$3,299,041	$3,581,633
Non-reportable segments	56,610	30,597	148,141	97,958
Intersegment eliminations	(19,962)	(11,993)	(51,280)	(32,451)
Total revenue	$1,210,406	$1,200,522	$3,395,902	$3,647,140

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2020	2019	2020	2019
Operating income (loss):	(In thousands)
Trucking	$168,781	$109,409	$383,903	$350,356
Logistics	2,478	3,692	9,235	15,996
Intermodal	250	(2,652)	(6,962)	3,901
Subtotal	$171,509	$110,449	$386,176	$370,253
Non-reportable segments	(6,048)	(7,496)	(16,429)	(42,408)
Operating income	$165,461	$102,953	$369,747	$327,845

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Trucking Segment
We generate revenue in the Trucking segment primarily through irregular route, dedicated, refrigerated, flatbed, expedited, and cross-border service offerings with 13,446 irregular route tractors and 5,018 dedicated route tractors. Generally, we are paid a predetermined rate per mile or per load for our trucking services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Trucking segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$975,881	$986,768	$2,774,311	$2,980,040	(1.1%)	(6.9%)
Revenue, excluding fuel surcharge and intersegment transactions	$902,592	$876,385	$2,539,709	$2,642,663	3.0%	(3.9%)
GAAP: Operating income	$168,781	$109,409	$383,903	$350,356	54.3%	9.6%
Non-GAAP: Adjusted Operating Income ¹	$169,105	$109,758	$398,076	$353,585	54.1%	12.6%
Average revenue per tractor ²	$48,884	$46,372	$137,736	$139,536	5.4%	(1.3%)
GAAP: Operating ratio ²	82.7%	88.9%	86.2%	88.2%	(620 bps)	(200 bps)
Non-GAAP: Adjusted Operating Ratio ¹ ²	81.3%	87.5%	84.3%	86.6%	(620 bps)	(230 bps)
Non-paid empty miles percentage ²	12.6%	12.8%	13.1%	12.9%	(20 bps)	20 bps
Average length of haul (miles) ²	436	431	427	429	1.2%	(0.5%)
Total miles per tractor ²	23,422	23,397	68,729	69,578	0.1%	(1.2%)
Average tractors ² ³	18,464	18,899	18,439	18,939	(2.3%)	(2.6%)
Average trailers ²	58,310	57,889	57,716	58,394	0.7%	(1.2%)
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 16,391 and 16,564 average company-owned tractors for the third quarter of 2020 and 2019, respectively.
    Includes 16,347 and 16,420 average company-owned tractors for year-to-date September 30, 2020 and 2019, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2020 and 2019 — We saw year-over-year improvement across our trucking operating segments during the third quarter. Operating ratio improved to 82.7% for the third quarter of 2020 from 88.9% for the third quarter of 2019. We improved the Adjusted Operating Ratio within this segment to 81.3% in the third quarter of 2020 from 87.5% in the third quarter of 2019. Average revenue per tractor increased by 5.4%, driven by a 5.1% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions. We expect rate per mile to continue to improve in the coming quarters.
Comparison Between Year-to-Date September 30, 2020 and 2019 — Although revenue, excluding fuel surcharge and intersegment transactions decreased by $103.0 million, operating ratio improved by 200 basis points to 86.2% from 88.2% and Adjusted Operating Ratio improved by 230 basis points to 84.3% from 86.6%. The decrease in revenue was offset by improvements in margins, ultimately leading to a 9.6% increase in operating income and a 12.6% increase in Adjusted Operating Income on a year-to-date basis. Average revenue per tractor decreased by 1.3%, driven by a 1.2% decrease in miles per tractor, which was partially offset by a 0.2% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions.
Logistics Segment
The Logistics segment is less asset-intensive than the Trucking segment and is dependent upon capable non-driver employees, modern and effective information technology, and third-party capacity providers. Logistics revenue is primarily generated by its brokerage operations. We generate additional revenue by offering specialized logistics solutions (including, but not limited to, trailing equipment, origin management, surge volume, disaster relief, special projects, and other logistic needs). Logistics revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through third-party capacity providers, and our ability to secure third-party capacity providers to transport customer freight.
The most significant expense in the Logistics segment is purchased transportation that we pay to third-party capacity providers, which is primarily a variable cost and is included in "Purchased transportation" in the condensed consolidated statements of comprehensive income. Variability in this expense depends on truckload capacity, availability of third-party capacity providers, rates charged to customers, current freight demand, and customer shipping needs. Fixed Logistics operating expenses primarily include non-driver employee compensation and benefits recorded in "Salaries, wages, and benefits" and depreciation and amortization expense recorded in "Depreciation and amortization of property and equipment" in the condensed consolidated statements of comprehensive income.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$99,018	$86,213	$248,320	$258,094	14.9%	(3.8%)
Revenue, excluding intersegment transactions	$96,237	$83,631	$240,060	$251,126	15.1%	(4.4%)
Operating income	$2,478	$3,692	$9,235	$15,996	(32.9%)	(42.3%)
Revenue per load – Brokerage only ¹	$1,756	$1,368	$1,518	$1,423	28.4%	6.7%
Gross margin percentage – Brokerage only ¹	11.0%	14.0%	13.5%	16.0%	(300 bps)	(250 bps)
GAAP: Operating ratio ¹	97.5%	95.7%	96.3%	93.8%	180 bps	250 bps
Non-GAAP: Adjusted Operating Ratio ¹ ²	97.4%	95.6%	96.2%	93.6%	180 bps	260 bps
1    Defined under "Operating Statistics," above.
2    Refer to "Non-GAAP Financial Measures" below.
Comparison Between the Quarters Ended September 30, 2020 and 2019 — Operating ratio was 97.5% for the third quarter of 2020 compared to 95.7% for the third quarter of 2019. Adjusted Operating Ratio in the Logistics segment increased to 97.4% in the third quarter of 2020 from 95.6% in the third quarter of 2019.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Brokerage-only — With recent tightening of capacity, brokerage gross margin decreased to 11.0% for the third quarter of 2020 from 14.0% for the third quarter of 2019. Margins began to stabilize and subsequently improved throughout the third quarter of 2020. A 28.4% increase in brokerage revenue per load, partially offset by a 7.9% decrease in brokerage load volume contributed to an 18.2% increase in brokerage revenue, excluding intersegment transactions. Load volumes grew 87.2% year-over-year within our power-only service offering, contributing to 109.6% revenue growth within power-only and representing 30.1% of our total third quarter 2020 brokerage load volumes.
Comparison Between Year-to-Date September 30, 2020 and 2019 — Operating ratio was 96.3% for year-to-date September 30, 2020 compared to 93.8% for year-to-date September 30, 2019. Adjusted Operating Ratio in the Logistics segment increased to 96.2% for year-to-date September 30, 2020 from 93.6% for year-to-date September 30, 2019.
Brokerage-only — Brokerage gross margin decreased to 13.5% for year-to-date September 30, 2020 from 16.0% for year-to-date September 30, 2019. An 8.1% decrease in brokerage load volumes, partially offset by a 6.7% increase in brokerage revenue per load resulted in a 2.0% decrease in brokerage revenue, excluding intersegment transactions.

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

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$98,859	$108,937	$276,410	$343,499	(9.3%)	(19.5%)
Revenue, excluding intersegment transactions	$98,808	$108,758	$276,129	$342,162	(9.1%)	(19.3%)
GAAP: Operating income (loss)	$250	$(2,652)	$(6,962)	$3,901	(109.4%)	(278.5%)
Non-GAAP: Adjusted Operating Income (Loss) [1]	$250	$(2,652)	$(6,849)	$3,901	(109.4%)	(275.6%)
Average revenue per load [2]	$2,305	$2,393	$2,291	$2,429	(3.7%)	(5.7%)
GAAP: Operating ratio [2]	99.7%	102.4%	102.5%	98.9%	(270 bps)	360 bps
Non-GAAP: Adjusted Operating Ratio 1 2	99.7%	102.4%	102.5%	98.9%	(270 bps)	360 bps
Load count	42,862	45,445	120,520	140,844	(5.7%)	(14.4%)
Average tractors 2 3	548	625	573	656	(12.3%)	(12.7%)
Average containers [2]	10,852	9,861	10,522	9,863	10.0%	6.7%
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 494 and 553 company-owned tractors for the third quarter of 2020 and 2019, respectively.
Includes 513 and 579 company-owned tractors for year-to-date September 30, 2020 and 2019, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2020 and 2019 — During the third quarter of 2020, operating ratio was 99.7%, compared to 102.4% during the third quarter of 2019. Continued market pressures contributed to a 9.1% decrease in revenue, excluding intersegment transactions, as load counts decreased 5.7% and revenue per load decreased 3.7%. Excluding the impact of fuel, revenue per load increased 2.5% year-over-year. On a sequential basis, a 16.6% increase in load volumes contributed to a 560 basis point improvement in operating ratio for the third quarter of 2020, compared to the second quarter of 2020. We continue to develop our Intermodal network and cost structure and expect to continue to see improved results in the fourth quarter.
Comparison Between Year-to-Date September 30, 2020 and 2019 — Operating ratio was 102.5% for year-to-date September 30, 2020 compared to 98.9% for year-to-date September 30, 2019. Continued market pressures, including the impact of the COVID-19 pandemic on port volumes, especially in the first half of the year, contributed to a 19.3% decrease in revenue, excluding intersegment transactions, as load counts decreased 14.4% and revenue per load decreased 5.7% for year-to-date September 30, 2020 compared to the same period last year.
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

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Total revenue	$56,610	$30,597	$148,141	$97,958	85.0%	51.2%
Operating loss	$(6,048)	$(7,496)	$(16,429)	$(42,408)	(19.3%)	(61.3%)
Comparison Between the Quarters Ended September 30, 2020 and 2019 — Operating results within the non-reportable segments improved in the third quarter of 2020, which included additional income earned from warehousing activities, partially offset by a $6.2 million charge associated with certain class action lawsuits involving pre-merger employment-related claims that were previously disclosed by Swift.
Comparison Between Year-to-Date September 30, 2020 and 2019 — Operating results within the non-reportable segments improved for year-to-date September 30, 2020, which included additional income earned from warehousing activities, partially offset by a $6.2 million charge associated with certain class action lawsuits involving pre-merger employment-related claims that were previously disclosed by Swift. During year-to-date September 30, 2019, we incurred $15.5 million in costs associated with a jury verdict.

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

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$376,923	$375,491	$1,097,067	$1,119,700	0.4%	(2.0%)
% of total revenue	31.1%	31.3%	32.3%	30.7%	(20 bps)	160 bps
% of revenue, excluding trucking fuel surcharge	33.1%	34.4%	34.7%	33.8%	(130 bps)	90 bps
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
Several ongoing market factors have reduced the pool of available driving associates, contributing to a challenging driver sourcing market, which we believe will continue. Having a sufficient number of qualified driving associates is a significant headwind, although we continue to seek ways to attract and retain qualified driving associates, including heavily investing in our recruiting efforts, our driving academies, and technology and terminals that improve the experience of driving associates. We expect driving associate pay to remain inflationary, which we expect will result in additional driving associate pay increases in the future, thereby increasing our salaries, wages, and benefits expense.
•Comparison Between the Quarters Ended September 30, 2020 and 2019 — The $1.4 million increase within consolidated salaries, wages and benefits was primarily due to an increase in driving associate pay rates, partially offset by a decrease in miles driven by company driving associates and lower medical insurance costs.
•Comparison Between Year-to-Date September 30, 2020 and 2019 — The $22.6 million decrease within consolidated salaries, wages and benefits was primarily attributed to a decrease in miles driven by company driving associates, favorable development within workers' compensation expense, as well as lower medical insurance costs. These decreases were partially offset by $9.0 million in incremental payroll premiums paid to our company driving associates and shop technicians in response to the COVID-19 pandemic during the first half of 2020. The COVID-19 expenses were clearly separable from our normal business operations and are not expected to recur once the pandemic subsides.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Fuel	$104,703	$148,699	$312,939	$438,447	(29.6%)	(28.6%)
% of total revenue	8.7%	12.4%	9.2%	12.0%	(370 bps)	(280 bps)
% of revenue, excluding trucking fuel surcharge	9.2%	13.6%	9.9%	13.2%	(440 bps)	(330 bps)
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
•Comparison Between the Quarters Ended September 30, 2020 and 2019 — The $44.0 million decrease in consolidated fuel expense is primarily due to a decrease in average DOE fuel prices to $2.43 per gallon for the third quarter of 2020 from $3.02 per gallon for the third quarter of 2019 and a 0.4% decrease in the total miles driven by company driving associates.
•Comparison Between Year-to-Date September 30, 2020 and 2019 — The $125.5 million decrease in consolidated fuel expense is primarily due to a decrease in average DOE fuel prices to $2.59 per gallon for year-to-date September 30, 2020 from $3.05 per gallon for year-to-date September 30, 2019 and a 0.5% decrease in miles driven by company driving associates.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$69,964	$85,108	$204,435	$247,311	(17.8%)	(17.3%)
% of total revenue	5.8%	7.1%	6.0%	6.8%	(130 bps)	(80 bps)
% of revenue, excluding trucking fuel surcharge	6.2%	7.8%	6.5%	7.5%	(160 bps)	(100 bps)
Operations and maintenance expense consists of direct operating expenses, such as driving associate hiring and recruiting expenses, equipment maintenance, and tire expense. Operations and maintenance expenses are primarily affected by the age of our company-owned fleet of tractors and trailers and the miles driven. We expect the driver market to remain competitive throughout 2020, which could increase future driving associate development and recruiting costs and negatively affect our operations and maintenance expense. We expect to continue refreshing our tractor and trailer fleet in the coming quarters to maintain or improve the average age of our equipment.
The third quarter decrease of $15.1 million and year-to-date decrease of $42.9 million in consolidated operations and maintenance expense was attributed to reduced maintenance expense associated with refreshing our fleet with newer equipment, reduced driving associate hiring expenses, and the decreases in miles driven by company driving associates noted above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$45,186	$46,792	$144,768	$145,724	(3.4%)	(0.7%)
% of total revenue	3.7%	3.9%	4.3%	4.0%	(20 bps)	30 bps
% of revenue, excluding trucking fuel surcharge	4.0%	4.3%	4.6%	4.4%	(30 bps)	20 bps
Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, as well as our level of self-insurance, and premium expense. In recent years, insurance carriers have raised premiums for many businesses, including transportation companies, and as a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention limits or reduce excess coverage limits when our policies are renewed or replaced. Insurance and claims expense also varies based on the number of miles driven by company driving associates and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in large, prior-year claims. In future periods, our higher self-insured retention limits, as well as a tightening of excess insurance markets, may cause our consolidated insurance and claims expense to fluctuate more.
•Comparison Between the Quarters Ended September 30, 2020 and 2019 — Consolidated insurance and claims expense decreased by $1.6 million for the third quarter of 2020, as compared to the same period last year. This decrease was primarily due to a 2.3% decrease in total miles driven year-over-year, improvements within our current year experience as a result of lower frequency and severity of claims, and positive development within certain prior year losses.
•Comparison Between Year-to-Date September 30, 2020 and 2019 — Consolidated insurance and claims expense decreased by $1.0 million for year-to-date September 30, 2020, as compared to the same period last year. This decrease was primarily due to a 3.7% decrease in total miles driven year-over-year, improvements within our current year experience as a result of lower frequency and severity of claims, and positive development within certain prior year losses.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$21,475	$20,970	$64,527	$64,333	2.4%	0.3%
% of total revenue	1.8%	1.7%	1.9%	1.8%	10 bps	10 bps
% of revenue, excluding trucking fuel surcharge	1.9%	1.9%	2.0%	1.9%	— bps	10 bps
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Operating taxes and licenses increased by $0.5 million for the third quarter of 2020 and $0.2 million for year-to-date September 30, 2020, but remained relatively flat as a percentage of revenue, excluding trucking fuel surcharge, as compared to the same periods last year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Communications	$5,069	$4,913	$14,845	$14,956	3.2%	(0.7%)
% of total revenue	0.4%	0.4%	0.4%	0.4%	— bps	— bps
% of revenue, excluding trucking fuel surcharge	0.4%	0.5%	0.5%	0.5%	(10 bps)	— bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Consolidated communications expense remained relatively flat as a percentage of revenue, excluding trucking fuel surcharge for the third quarter of 2020 and year-to-date September 30, 2020, as compared to the same periods last year.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$115,664	$106,884	$340,486	$310,759	8.2%	9.6%
% of total revenue	9.6%	8.9%	10.0%	8.5%	70 bps	150 bps
% of revenue, excluding trucking fuel surcharge	10.2%	9.8%	10.8%	9.4%	40 bps	140 bps
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
Consolidated depreciation and amortization of property and equipment increased by $8.8 million for the third quarter of 2020 and $29.7 million for year-to-date September 30, 2020, when compared to the same periods last year. These increases were primarily related to the increase in owned versus leased equipment.
We expect consolidated depreciation and amortization of property and equipment to increase both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in the remainder of 2020.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$11,473	$10,759	$34,421	$32,144	6.6%	7.1%
% of total revenue	0.9%	0.9%	1.0%	0.9%	— bps	10 bps
% of revenue, excluding trucking fuel surcharge	1.0%	1.0%	1.1%	1.0%	— bps	10 bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger and other acquisitions. See Note 7 in Part I, Item 1, of this Quarterly Report for further details regarding the Company's intangible assets. The increases of $0.7 million for the third quarter and $2.3 million for year-to-date September 30, 2020, when compared to the same periods last year, were attributed to an acquisition completed on January 1, 2020. See Note 4 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$19,700	$28,726	$67,447	$97,146	(31.4%)	(30.6%)
% of total revenue	1.6%	2.4%	2.0%	2.7%	(80 bps)	(70 bps)
% of revenue, excluding trucking fuel surcharge	1.7%	2.6%	2.1%	2.9%	(90 bps)	(80 bps)
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.
Consolidated rental expense decreased by $9.0 million and $29.7 million for the third quarter and year-to-date September 30, 2020, as compared to the same periods last year. This was primarily due to increasing our ratio of owned versus leased equipment.
We expect consolidated rental expense to continue to decrease both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in the remainder of 2020.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$245,102	$251,337	$670,485	$781,959	(2.5%)	(14.3%)
% of total revenue	20.2%	20.9%	19.7%	21.4%	(70 bps)	(170 bps)
% of revenue, excluding trucking fuel surcharge	21.6%	23.1%	21.2%	23.6%	(150 bps)	(240 bps)
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
We expect purchased transportation will increase as a percentage of revenue if we grow our logistics and intermodal businesses faster than our trucking business. The increase could be partially offset if independent contractors exit the market due to regulatory changes.
Consolidated purchased transportation expense decreased by $6.2 million for the third quarter of 2020 and $111.5 million for year-to-date September 30, 2020, as compared to the same periods last year. This was primarily due to decreases in miles driven by independent contractors of 11.8% and 19.3% for the third quarter and year-to-date September 30, 2020 periods, respectively, and lower fuel reimbursement expenses to independent contractors due to fewer miles and the lower fuel prices discussed above. In addition, we experienced lower purchased transportation expense from third-party carrier activities in our Logistics and Intermodal segments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Impairments	$—	$—	$1,255	$2,182	—%	(42.5%)
In 2020, we incurred impairment charges associated with revenue equipment held for sale and trailer tracking systems (within our Trucking and non-reportable segments), all within the first half of the year. In 2019, we incurred impairment charges of leasehold improvements (within the Trucking segment) from the early termination of a lease of one of our operating properties, all within the first half of the year.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$29,686	$17,890	$73,480	$64,634	65.9%	13.7%
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
•Comparison Between the Quarters Ended September 30, 2020 and 2019 — The $11.8 million increase in net consolidated miscellaneous operating expenses was primarily due to an increase in legal expenses as we incurred $6.2 million in incremental costs related to certain class actions lawsuits involving employment-related claims that were previously disclosed by Swift and a $6.9 million reduction in gain on sales of equipment.
•Comparison Between Year-to-Date September 30, 2020 and 2019 — The $8.8 million increase in net consolidated miscellaneous operating expenses is primarily due to a $21.4 million reduction in gain on sales of equipment and was partially offset by a $9.3 million reduction in incurred legal costs related to pre-merger legal matters previously disclosed by Swift.
Consolidated Other Expenses, net

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2020 vs.	YTD 2020 vs.
	2020	2019	2020	2019	QTD 2019	YTD 2019
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$3,232	$7,790	$13,360	$22,294	(58.5%)	(40.1%)
Other (income), net	(7,484)	(3,335)	(9,476)	(12,575)	124.4%	(24.6%)
Income tax expense	47,835	24,524	99,204	78,523	95.1%	26.3%
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. The quarter and year-to-date decreases in interest expense were primarily due to lower overall interest rates, as well as lower overall debt balances.
Other (income), net — Other (income), net is primarily comprised of unrealized (gains) and losses from our various equity investments, including our TRP investments accounted for under the equity method, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
•Comparison Between the Quarters Ended September 30, 2020 and 2019 — The $4.2 million favorable change between the third quarter of 2020 and 2019 is primarily driven by gains recognized within our portfolio of investments.
•Comparison Between Year-to-Date September 30, 2020 and 2019 — The $3.1 million unfavorable change between year-to-date September 30, 2020 and 2019 is primarily driven by losses recognized within our portfolio of investments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Income tax expense — In addition to the discussion below, Note 8 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
•Comparison Between the Quarters Ended September 30, 2020 and 2019 — The $23.3 million increase in consolidated income tax expense was primarily due to an increase in pre-tax earnings and negative impacts from certain tax-related items within our Mexico operations in the third quarter of 2020, as compared to the third quarter of 2019. All of these factors resulted in an effective tax rate of 28.1% for the third quarter of 2020 and 24.6% for the third quarter of 2019.
•Comparison Between Year-to-Date September 30, 2020 and 2019 — The $20.7 million increase in consolidated income tax expense was primarily due to an increase in pre-tax earnings, negative impacts from certain tax-related items within our Mexico operations, and an unfavorable foreign currency fluctuation adjustment, which were partially offset by an increase in stock compensation deductions recognized as discrete items. During year-to-date September 30, 2019, we also recognized discrete items related to a reduction in our reserve for uncertain tax positions and a decrease in stock compensation deductions. All of these factors resulted in an effective tax rate of 27.0% for year-to-date September 30, 2020 and 24.5% for year-to-date September 30, 2019.

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
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2020	2019	2020	2019
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$122,058	$74,619	$267,673	$241,762
Adjusted for:
Income tax expense attributable to Knight-Swift	47,835	24,524	99,204	78,523
Income before income taxes attributable to Knight-Swift	169,893	99,143	366,877	320,285
Amortization of intangibles [1]	11,473	10,759	34,421	32,144
Impairments [2]	—	—	1,255	2,182
Legal accruals [3]	6,160	—	6,160	15,500
COVID-19 incremental costs [4]	—	—	12,259	—
Adjusted income before income taxes	187,526	109,902	420,972	370,111
Provision for income tax expense at effective rate	(52,908)	(27,100)	(113,651)	(90,501)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$134,618	$82,802	$307,321	$279,610

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2020	2019	2020	2019
GAAP: Earnings per diluted share	$0.71	$0.44	$1.57	$1.40
Adjusted for:
Income tax expense attributable to Knight-Swift	0.28	0.14	0.58	0.46
Income before income taxes attributable to Knight-Swift	0.99	0.58	2.15	1.86
Amortization of intangibles [1]	0.07	0.06	0.20	0.19
Impairments [2]	—	—	0.01	0.01
Legal accruals [3]	0.04	—	0.04	0.09
COVID-19 incremental costs [4]	—	—	0.07	—
Adjusted income before income taxes	1.10	0.64	2.46	2.15
Provision for income tax expense at effective rate	(0.31)	(0.16)	(0.66)	(0.52)
Non-GAAP: Adjusted EPS	$0.79	$0.48	$1.80	$1.62

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
3    "Legal accruals" reflects costs incurred in the third quarter of 2020 related to certain class actions lawsuits involving employment-related claims that were previously disclosed by Swift, and in the second quarter of 2019 costs incurred with an issued jury verdict. These costs are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income.
4    "COVID-19 incremental costs" reflects costs incurred during 2020 that were directly attributable to the pandemic and were incremental to those incurred prior to the outbreak. These include payroll premiums paid to our driving associates and shop technicians, additional disinfectants and cleaning supplies, and various other pandemic-specific items. The costs are clearly separable from our normal business operations and are not expected to recur once the pandemic subsides.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2020	2019	2020	2019
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,210,406	$1,200,522	$3,395,902	$3,647,140
Total operating expenses	(1,044,945)	(1,097,569)	(3,026,155)	(3,319,295)
Operating income	$165,461	$102,953	$369,747	$327,845
Operating ratio	86.3%	91.4%	89.1%	91.0%

Non-GAAP Presentation
Total revenue	$1,210,406	$1,200,522	$3,395,902	$3,647,140
Trucking fuel surcharge	(73,093)	(110,312)	(233,897)	(337,220)
Revenue, excluding trucking fuel surcharge	1,137,313	1,090,210	3,162,005	3,309,920

Total operating expenses	1,044,945	1,097,569	3,026,155	3,319,295
Adjusted for:
Trucking fuel surcharge	(73,093)	(110,312)	(233,897)	(337,220)
Amortization of intangibles [1]	(11,473)	(10,759)	(34,421)	(32,144)
Impairments [2]	—	—	(1,255)	(2,182)
Legal accruals [3]	(6,160)	—	(6,160)	(15,500)
COVID-19 incremental costs [4]	—	—	(12,259)	—
Adjusted Operating Expenses	954,219	976,498	2,738,163	2,932,249
Adjusted Operating Income	$183,094	$113,712	$423,842	$377,671
Adjusted Operating Ratio	83.9%	89.6%	86.6%	88.6%
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Trucking Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2020	2019	2020	2019
GAAP Presentation	(Dollars in thousands)
Total revenue	$975,881	$986,768	$2,774,311	$2,980,040
Total operating expenses	(807,100)	(877,359)	(2,390,408)	(2,629,684)
Operating income	$168,781	$109,409	$383,903	$350,356
Operating ratio	82.7%	88.9%	86.2%	88.2%

Non-GAAP Presentation
Total revenue	$975,881	$986,768	$2,774,311	$2,980,040
Fuel surcharge	(73,093)	(110,312)	(233,897)	(337,220)
Intersegment transactions	(196)	(71)	(705)	(157)
Revenue, excluding fuel surcharge and intersegment transactions	902,592	876,385	2,539,709	2,642,663

Total operating expenses	807,100	877,359	2,390,408	2,629,684
Adjusted for:
Fuel surcharge	(73,093)	(110,312)	(233,897)	(337,220)
Intersegment transactions	(196)	(71)	(705)	(157)
Amortization of intangibles [1]	(324)	(349)	(972)	(1,047)
Impairments [2]	—	—	(1,055)	(2,182)
COVID-19 incremental costs [3]	—	—	(12,146)	—
Adjusted Operating Expenses	733,487	766,627	2,141,633	2,289,078
Adjusted Operating Income	$169,105	$109,758	$398,076	$353,585
Adjusted Operating Ratio	81.3%	87.5%	84.3%	86.6%
1    "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in historical Knight acquisitions.
2    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 2.
3    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 4.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Logistics Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2020	2019	2020	2019
GAAP Presentation	(Dollars in thousands)
Total revenue	$99,018	$86,213	$248,320	$258,094
Total operating expenses	(96,540)	(82,521)	(239,085)	(242,098)
Operating income	$2,478	$3,692	$9,235	$15,996
Operating ratio	97.5%	95.7%	96.3%	93.8%

Non-GAAP Presentation
Total revenue	$99,018	$86,213	$248,320	$258,094
Intersegment transactions	(2,781)	(2,582)	(8,260)	(6,968)
Revenue, excluding intersegment transactions	96,237	83,631	240,060	251,126

Total operating expenses	96,540	82,521	239,085	242,098
Adjusted for:
Intersegment transactions	(2,781)	(2,582)	(8,260)	(6,968)
Adjusted Operating Expenses	93,759	79,939	230,825	235,130
Adjusted Operating Income	$2,478	$3,692	$9,235	$15,996
Adjusted Operating Ratio	97.4%	95.6%	96.2%	93.6%
Intermodal Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2020	2019	2020	2019
GAAP Presentation	(Dollars in thousands)
Total revenue	$98,859	$108,937	$276,410	$343,499
Total operating expenses	(98,609)	(111,589)	(283,372)	(339,598)
Operating income (loss)	$250	$(2,652)	$(6,962)	$3,901
Operating ratio	99.7%	102.4%	102.5%	98.9%

Non-GAAP Presentation
Total revenue	$98,859	$108,937	$276,410	$343,499
Intersegment transactions	(51)	(179)	(281)	(1,337)
Revenue, excluding intersegment transactions	98,808	108,758	276,129	342,162

Total operating expenses	98,609	111,589	283,372	339,598
Adjusted for:
Intersegment transactions	(51)	(179)	(281)	(1,337)
COVID-19 incremental costs [1]	—	—	(113)	—
Adjusted Operating Expenses	98,558	111,410	282,978	338,261
Adjusted Operating Income (Loss)	$250	$(2,652)	$(6,849)	$3,901
Adjusted Operating Ratio	99.7%	102.4%	102.5%	98.9%
1See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 4.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	September 30, 2020
(In thousands)
Cash and cash equivalents, excluding restricted cash	$240,236
Availability under Revolver, due October 2022 [1]	598,906
Availability under 2018 RSA, due July 2021 [2]	15,719
Total unrestricted liquidity	$854,861
Cash and cash equivalents – restricted [3]	38,271
Restricted investments, held-to-maturity, amortized cost [3]	9,052
Total liquidity, including restricted cash and restricted investments	$902,184

1    As of September 30, 2020, we had $170.0 million in borrowings under our $800.0 million Revolver. We additionally had $31.1 million in outstanding letters of credit (discussed below), leaving $598.9 million available under the Revolver.
2    Based on eligible receivables at September 30, 2020, our borrowing base for the 2018 RSA was $285.0 million, while outstanding borrowings were $202.0 million. We additionally had $67.3 million in outstanding letters of credit (discussed below), leaving $15.7 million available under the 2018 RSA. Refer to Note 9 in Part I, Item 1 of this Quarterly Report for more information regarding the 2018 RSA.
3    Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $36.7 million, included in "Cash and cash equivalents — restricted" in the condensed consolidated balance sheet and held by Mohave and Red Rock for claims payments. The remaining $1.6 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, fund replacement of our revenue equipment fleet, and, to a lesser extent, fund upgrades to our terminals and technology in our logistics service offerings. We expect that net capital expenditures from the aforementioned projects will be in the range of $380.0 – $405.0 million for the full-year 2020. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Principal and Interest Payments — As of September 30, 2020, we had debt and finance lease obligations of $881.8 million, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
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
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, common stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. As of September 30, 2020, the Company had $199.0 million remaining under the 2019 Knight-Swift Share Repurchase Plan. Additional details are discussed in Note 12 in Part I, Item 1 of this Quarterly Report.
Working Capital
As of September 30, 2020, we had a working capital deficit of $263.6 million, which was primarily due to the classification of both the Term Loan, scheduled to mature on October 2, 2020, and the 2018 RSA, scheduled to mature on July 9, 2021 as current liabilities. As of December 31, 2019, we had a working capital deficit of $103.0 million, which was primarily due to the classification of the Term Loan as a current liability. On October 2, 2020, the 2017 Debt Agreement was amended to extend the maturity date of the Term Loan to October 3, 2022, incorporate language regarding the transition away from LIBOR, and update other regulatory and technical provisions customary for facilities of this type. Just prior to this extension, we paid $65.0 million on the outstanding balance of the Term Loan, leaving $300.0 million face value outstanding. We intend to refinance the 2018 RSA prior to its maturity date.
Material Debt Agreements
As of September 30, 2020, we had $881.8 million in material debt obligations at the following carrying values:
•$365.0 million: Term Loan, due October 2020
•$201.9 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.1 million in deferred loan costs
•$144.9 million: Finance lease obligations
•$170.0 million: Revolver, due October 2022
As of December 31, 2019, we had $918.8 million in material debt obligations at the following carrying values:
•$364.8 million: Term Loan, due October 2020, net of $0.2 million in deferred loan costs
•$204.8 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.2 million in deferred loan costs
•$70.2 million: Finance lease obligations
•$279.0 million: Revolver, due October 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	Year-to-Date September 30,		Change
	2020	2019
	(In thousands)
Net cash provided by operating activities	$655,019	$612,412	$42,607
Net cash used in investing activities	(335,602)	(468,420)	132,818
Net cash used in financing activities	(243,138)	(139,156)	(103,982)
Net Cash Provided by Operating Activities
Comparison Between Year-to-Date September 30, 2020 and 2019 — The $42.6 million increase in net cash provided by operating activities was primarily due to a $42.2 million decrease in cash paid for income taxes, net of refunds, a $41.9 million increase in our operating income, and various changes within our working capital. This was partially offset by a $93.4 million cash settlement paid during the first quarter of 2020, associated with pre-2017 Merger legal matters that were previously accrued and disclosed by Swift.
Net Cash Used in Investing Activities
Comparison Between Year-to-Date September 30, 2020 and 2019 — The $132.8 million decrease in net cash used in investing activities was due to a $181.7 million decrease in net capital expenditures partially offset by a $44.9 million increase in net cash used for acquisitions.
Net Cash Used in Financing Activities
Comparison Between Year-to-Date September 30, 2020 and 2019 — Net cash used in financing activities increased by $104.0 million, primarily due to a $144.4 million increase in net repayments of our debt obligations This was partially offset by a $52.3 million decrease in cash used to repurchase shares of our common stock.

Contractual Obligations
"Liquidity and Capital Resources," above, includes details regarding changes in our contractual obligations table during the year-to-date September 30, 2020 period. Aside from these items, there were no material changes to the contractual obligations table, which was included in our 2019 Annual Report.

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

Recently Issued Accounting Pronouncements
See Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's condensed consolidated financial statements, as follows:
•Note 2 for accounting pronouncements adopted during year-to-date September 30, 2020.
•Note 3 for accounting pronouncements issued during year-to-date September 30, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2017 Debt Agreement and 2018 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 1.1% as of September 30, 2020) and fixed rate equipment lease financing. Assuming the level of borrowings as of September 30, 2020, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $7.4 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average of diesel price per gallon in the US decreased to $2.43 for the third quarter of 2020 from an average of $3.02 in the third quarter of 2019. The weekly average diesel price per gallon in the US decreased to an average of $2.59 for year-to-date September 30, 2020 from an average of $3.05 for year-to-date September 30, 2019. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 11 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended September 30, 2020, and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs [1]
July 1, 2020 to July 31, 2020	—	$—	—	$198,977,224
August 1, 2020 to August 31, 2020	—	$—	—	$198,977,224
September 1, 2020 to September 30, 2020	—	$—	—	$198,977,224
Total	—	$—	—	$198,977,224

1On May 31, 2019, the Company announced that the Board approved the $250.0 million 2019 Knight-Swift Share Repurchase Plan. There is no expiration date associated with the 2019 Knight-Swift Share Repurchase Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

2.1*	Agreement and Plan of Merger, dated as of April 9, 2017, by and among Swift Transportation Company, Bishop Merger Sub, Inc., and Knight Transportation, Inc.	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 13, 2017

3.1	Fourth Amended and Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2020

3.2	Third Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Filed herewith

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	November 4, 2020	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	November 4, 2020	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant