Form 10-K
period 2020-12-31
Knight-Swift Transportation Holdings Inc.
filed 2021-02-25
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________________________________________________________________________
(mark one)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to section 12(g) of the Act: None
__________________________________________________________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2020, the aggregate market value of our common stock held by non-affiliates was $5,655,678,003, based on the closing price of our common stock as quoted on the NYSE as of such date.
There were 165,649,273 shares of the registrant's common stock outstanding as of February 16, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "SEC") are incorporated by reference into Part III of this report.

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2020 ANNUAL REPORT ON FORM 10-K

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2020 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS
The following glossary provides definitions for certain acronyms and terms used in this Annual Report on Form 10-K. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
Annual Report	Annual Report on Form 10-K
2012 ESPP	Employee Stock Purchase Plan, effective beginning in 2012, amended and restated in 2018
2014 Stock Plan	The Company's second amended and restated 2014 Omnibus Incentive Plan
2015 RSA	Amended and Restated Receivables Sales Agreement, entered into in 2015 by Swift Receivables Company II, LLC with unrelated financial entities.
2018 RSA	Amended and Restated Receivables Sales Agreement, entered into in 2018 by Swift Receivables Company II, LLC with unrelated financial entities.
2017 Debt Agreement	The Company's Credit Agreement, entered into on September 29, 2017 and amended October 2, 2020
2017 Merger	See complete description of the 2017 Merger included in Note 1 of the footnotes to the consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
Abilene	Abilene Motor Express, Inc. and its related entities
Abilene Acquisition	See complete description of the Abilene Acquisition included in Note 5 of the footnotes to the consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
ASC	Accounting Standards Codification Topic
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
COVID-19	Viral strain of a coronavirus which led the World Health Organization to declare a global pandemic in March 2020.
C-TPAT	Customs-Trade Partnership Against Terrorism
CSA	Compliance Safety Accountability
DOT	United States Department of Transportation
ELD	Electronic Logging Device
Eleos	Eleos Technologies, LLC
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
ERP	Enterprise Resource Planning system
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
FMCSA	Federal Motor Carrier Safety Administration
GAAP	United States Generally Accepted Accounting Principles
GDP	Gross Domestic Product
LIBOR	London InterBank Offered Rate
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries
Mohave	Mohave Transportation Insurance Company, a Swift wholly-owned captive insurance subsidiary
NASDAQ	National Association of Securities Dealers Automated Quotations
NLRB	National Labor Relations Board
NYSE	New York Stock Exchange
Red Rock	Red Rock Risk Retention Group, Inc., a Swift wholly-owned captive insurance subsidiary
Revolver	Revolving line of credit under the 2017 Debt Agreement
SEC	Securities and Exchange Commission
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries
Term Loan	The Company's term loan under the 2017 Debt Agreement
US	The United States of America

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation:
•any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items,
•any statement of plans, strategies, and objectives of management for future operations,
•any statements concerning proposed acquisition plans, new services or developments,
•any statements regarding future economic conditions or performance, and
•any statements of belief and any statements of assumptions underlying any of the foregoing.
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
•the ability, desire, and effects of expanding our logistics, brokerage, and intermodal operations,
•future equipment prices, our equipment purchasing or leasing plans, and our equipment turnover (including expected tractor trade-ins),
•our ability to lease equipment to independent contractors,
•the impact of pending legal proceedings,
•the expected freight environment, including freight demand and volumes,
•the balance between industry demand and capacity,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, and GDP growth,
•the future impact of COVID-19,
•our ability to obtain favorable pricing terms from vendors and suppliers,
•expected liquidity and methods for achieving sufficient liquidity,
•future fuel prices and the expected impact of fuel efficiency initiatives,
•future expenses and our ability to control costs,
•future operating profitability,
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
•future return on capital,
•future share repurchases and dividends,

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
•future tax rates,
•future trucking industry capacity,
•future rates,
•future depreciation and amortization,
•expected tractor and trailer fleet age,
•future investment in and deployment of new or updated technology,
•future classification of our independent contractors, including the impact of new laws and regulations regarding classification,
•political conditions and regulations, including trade regulation, quotas, duties, or tariffs, and any future changes to the foregoing,
•future purchased transportation expense, and
•others.
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "estimates," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "objective," "mission," "continue," "outlook," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. "Risk Factors" of this Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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
During 2020, we covered 1.5 billion loaded miles for shippers throughout North America, contributing to consolidated total revenue of $4.7 billion and consolidated operating income of $564.4 million. During 2020, the Trucking segment operated an average of 18,448 tractors (comprised of 16,379 company tractors and 2,069 independent contractor tractors) and 57,722 trailers. Additionally, the Intermodal segment operated an average of 577 tractors and 10,604 intermodal containers. Our three reportable segments are Trucking, Logistics, and Intermodal.
We have historically grown through a combination of organic growth, as well as through mergers and acquisitions (discussed below). Mergers and acquisitions have enhanced Knight's and Swift's businesses and service offerings with additional terminals, driving associates, revenue equipment, and capacity. Our multiple service offerings, capabilities, and transportation modes enable us to transport, or arrange transportation for, general commodities for our diversified customer base throughout the contiguous US and Mexico using our equipment, information technology, and qualified driving associates and non-driver employees. We are committed to providing our customers with a wide range of truckload, intermodal, and logistics services and continuing to invest considerable resources toward developing a range of solutions for our customers across multiple service offerings and transportation modes. Our overall objective is to provide truckload, intermodal, and logistics services that, when combined, lead the industry in margin and growth, while providing efficient and cost-effective solutions for our customers.

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
Historical Acquisitions
Knight — Since 1999, Knight has acquired the outstanding stock of six short-to-medium haul truckload carriers, including Iowa-based Barr-Nunn (acquired in 2014), and Virginia-based Abilene (acquired in 2018). On February 1, 2021, Knight acquired a majority ownership position in Eleos, a Greenville, South Carolina based software provider, specializing in mobile driving workflow platforms.

Swift — Since 1966, Swift has completed fifteen acquisitions, including the 2013 acquisition of Central Refrigerated Transportation, LLC (formerly Central Refrigerated Transportation, Inc.). On January 1, 2020 Swift acquired a warehousing company to complement its suite of services.
Joint Ventures
See Note 1 in Part II, Item 8 in this Annual Report, regarding Knight's joint ventures.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Partnerships and Other Investments
See Note 7 in Part II, Item 8 in this Annual Report, regarding Knight's partnership agreements with Transportation Resource Partners and Knight's October, 1 2020, investment in a transportation-related company.

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
Our industry has encountered the following major economic cycles:

Period	Economic Cycle
2017 — 2019	strong cycle, driven by a record pricing climate through 2018. The industry experienced increased demand through 2018 for transportation services, including contract and non-contract market demand, partially due to a strong retail season. Capacity became tighter in the second half of 2017 and throughout 2018, due to increasing government regulation, the driver shortage, and severe storms interrupting business, among other factors. Capacity increased in the second half of 2018 leading to an oversupply during 2019, lower spot market rates, and downward pressure on contract rates.

2020	the COVID-19 pandemic led to a new source of volatility throughout the global market in 2020. Economic activities were significantly curtailed across the nation at the onset of 2020, but began to resume in the second half of the year. Accordingly, demand in the freight market was weak in the beginning of the year and gradually strengthened in the second half of the year. The 2020 freight environment was disrupted, with unpredictable shipping volumes, shifts in pricing, and continued challenges in driver sourcing throughout the year.
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
The trucking industry faces the following primary challenges, which we believe we are well-positioned to address, as discussed under "Our Competitive Strengths" and "Our Mission and Company Strategy," below:
•tightening industry capacity;
•cumulative impacts of regulatory initiatives, such as ELDs, hours-of service limitations for drivers, and others;
•uncertainty in the economic environment, including changing supply chain and consumer spending patterns;
•driver shortages;
•increased insurance costs as significant verdicts and settlement amounts for accident claims impact the industry;
•significant and rapid fluctuations in fuel prices; and
•increased prices for new revenue equipment, design changes of new engines, and volatility in the used equipment sales market.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Our Competitive Strengths
As North America's largest truckload carrier, we believe that our principal competitive strengths are our regional presence, customer service (including our ability to provide multiple transportation solutions and configuration of equipment that satisfies customers' needs), operating efficiency, cost control, and technological enhancements in our revenue equipment and supporting back-office functions.

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

Operating Efficiency and Cost Control
We expect to increase operational efficiencies through the adoption of best practices and capabilities across our brands, as well as the overall size of our combined company. We operate modern tractors and trailers in order to obtain operating efficiencies and attract and retain driving associates. We believe a generally compatible fleet of tractors and trailers simplifies our maintenance procedures and reduces parts, supplies, and maintenance costs. We regulate vehicle speed, which we believe will maximize fuel efficiency, reduce wear and tear, and enhance safety. We continue to update our fleet with more fuel-efficient post-2014 US EPA emission compliant engines, install aerodynamic devices on our tractors, and equip our trailers with trailer blades, which have led to meaningful improvements in fuel efficiency. Our logistics and intermodal businesses focus on effectively optimizing and meeting the transportation and logistics requirements of our customers and providing customers with various sources and modes of transportation capacity across our nationwide service network. We invest in technology that enhances our ability to optimize our freight opportunities while maintaining a low cost per transaction.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Our Mission and Company Strategy
Our mission is to operate truckload businesses that are industry leading in both margin and growth, while providing cost-effective solutions for our customers. Our success depends on our ability to efficiently and effectively manage our resources in providing transportation and logistics solutions to our customers, as well as our ability to leverage efficiencies and best practices across our brands. We evaluate growth opportunities based on customer demand and supply chain trends, availability of drivers and third-party capacity providers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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

Acquiring and growing opportunistically
We regularly evaluate potential opportunities for mergers, acquisitions, and other development and growth opportunities. In addition to the merger between Knight and Swift in 2017, since 1999, Knight has acquired six short-to-medium haul truckload carriers, including the acquisitions of Barr-Nunn during 2014 and Abilene during 2018, and Swift has acquired fifteen companies since 1966. On February 1, 2021, Knight acquired a majority ownership position in Eleos, a Greenville, South Carolina based software provider, specializing in mobile driving workflow platforms.

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

Customers and Marketing
Marketing
Our marketing mission is to be a strategic, efficient transportation capacity partner for our customers by providing truckload and logistics solutions customizable to the unique needs of our customers. We deliver these capacity solutions through our network of owned assets, independent contractors, third-party capacity providers, and rail providers. The diverse and premium services we offer provide a comprehensive approach to providing ample supply chain solutions to our customers. At December 31, 2020, we had a sales staff of approximately 100 individuals across the US and Mexico, who work closely with management to establish and expand accounts. Our sales and marketing leaders are members of our senior management team, who are assisted by other sales professionals in each segment. Our sales team emphasizes our industry-leading service, environmental leadership, and our ability to accommodate a variety of customer needs, provide consistent capacity, and financial strength and stability.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
We strive to maintain a diversified customer base. Services provided to our largest customer generated 16.8% and 13.3% of total revenue in 2020 and 2019, respectively. Revenue generated by our largest customer is reported in each of our reportable operating segments. No other customer accounted for 10% or more of total revenue in 2020 or 2019.
Our top 25 customers drive a substantial portion of our total revenue, as follows:
•In 2020, our top 25, top 10, and top 5 customers accounted for 56.5%, 40.8%, and 30.7% of our total revenue, respectively.
•In 2019, our top 25, top 10, and top 5 customers accounted for 49.7%, 33.5%, and 25.5% of our total revenue, respectively.

Revenue Equipment
We operate a modern fleet of company tractors to help attract and retain driving associates, promote safe operations, and reduce maintenance and repair costs.
In 2020, we obtained the majority of our revenue equipment through cash purchases, and in the future, we will continue to monitor leasing opportunities. We typically obtain tractors and trailers manufactured to our specifications in order to meet a wide variety of customer needs. Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driving associate comfort, and resale value. We maintain strong relationships with our equipment vendors and have the financial flexibility to react as market conditions dictate.
Our current approach is to replace our tractors between 36 months and 60 months after purchase and to replace our trailers over a seven- to fifteen-year period. Changes in the current market for used tractors and trailers, regulatory changes, and difficult market conditions faced by tractor and trailer manufacturers, may result in price increases that may affect the period of time for which we operate our equipment.
Our newer equipment has enhanced features, which we believe tends to lower the overall life cycle costs by reducing safety-related expenses, lowering repair and maintenance expenses, improving fuel economy, and improving driving associate satisfaction. In 2021 and beyond, we will continue to monitor the appropriateness of this relatively short tractor trade-in cycle against the lower capital expenditure and financing costs of a longer tractor trade-in cycle, based on current and future business needs.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Human Capital
Employees
The strength of our company is our people, working together with common goals. There were approximately 22,700 full-time employees in our total headcount of approximately 22,900 employees as of December 31, 2020, which was comprised of:

Company driving associates (including driver trainees)	17,400
Technicians and other equipment maintenance personnel	1,200
Corporate and terminal leadership and support personnel	4,300
Total	22,900

As of December 31, 2020, we had approximately 900 Trans-Mex driving associates in Mexico that were represented by a union.
Company Driving Associates
We recognize that the recruitment, training, and retention of a professional driving associate workforce, which is one of our most valuable assets, is essential to our continued growth and meeting the service requirements of our customers. In order to attract and retain safe driving associates who are committed to the highest levels of customer service and safety, we focus our operations for driving associates around a collaborative and supportive team environment. To help retain employees we provide late model and comfortable equipment, direct communication with senior management, competitive wages and benefits, and other incentives designed to encourage driving associate safety, retention, and long-term employment. Some examples of these incentive programs include our Million Miler, military apprenticeship, and Drive for a Degree programs. To help recruit drivers, we have established various driving academies across the US. Our academies are strategically located in areas where external driver-training organizations were lacking. In other areas of the US, we have contracted with driver training schools, which are managed by third parties. There are certain minimum qualifications for candidates to be accepted into the academy, including passing the DOT physical examination and drug/alcohol screening.
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
Diversity and Inclusion
We are committed to fostering a diverse workforce and an inclusive environment, which among other things, is supported by our hiring practices, employee training programs, formal and informal diversity and inclusion networks, as well as our employee resource group. Our employee resource group, sponsored and supported by leadership, is integral to ensuring different voices and perspectives contribute to our strategy for long term profitable growth.
Succession Planning and Talent Management
We regularly review talent development and succession plans to identify and develop a pipeline of talent to maintain business operations. We understand the potential costs and risks of bringing in an outside executive officer in today’s environment, and that businesses are often, but not always, more successful in promoting internal candidates. Accordingly, the Board makes an effort to identify potential successors for those positions long in advance of any potential positional vacancies, perform skills gap analyses for those internal candidates, and provide training and exposure on those gap areas to those candidates in order to develop better potential successors. The Board is primarily responsible for succession planning for the CEO, but also participates in succession planning discussions for other executive officer positions. We believe that our culture, compensation structure, long-term

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
equity program, and robust training and development program provide motivation for talented leaders to remain with the Company.
Independent Contractors
In addition to Knight-Swift-employed driving associates, we enter into contractor agreements with third parties who own and operate tractors (or hire their own driving associates to operate the tractors) that service our customers. We pay these independent contractors for their services, based on a contracted rate per mile. By operating safely and productively, independent contractors can improve their own profitability and ours. Independent contractors are responsible for most costs incurred for owning and operating their tractors. In 2020, independent contractors comprised 10.9% of our total fleet, as measured by average tractor count.

Safety and Insurance
Safety
We are committed to safe and secure operations. We conduct an intensive driver qualification process, including defensive driving training. We require prospective drivers to meet higher qualification standards than those required by the DOT, including extensive background checks and hair follicle drug testing. We regularly communicate with drivers to promote safety and instill safe work habits through effective use of various media and safety review sessions. We dedicate personnel and resources designed to ensure safe operation and regulatory compliance. We employ technology to assist us in managing risks associated with our business. We have event recorders in all of our tractors, which are used daily by drivers and operations leaders to provide feedback and coaching in regard to driving behaviors. In addition, we have an innovative recognition program for driver safety performance and emphasize safety through our equipment specifications and maintenance programs. Our Corporate Directors of Safety review all accidents and report weekly to leadership.
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

Fuel
We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies and reduce our fuel costs. Additionally, we utilize a fuel surcharge program to pass a majority of increases in fuel costs to our customers. In 2020, we purchased 12.3% of our fuel in bulk at our Swift, Knight, and dedicated customer locations across the US and Mexico. We purchased substantially all of the remainder through a network of retail truck stops with which we have negotiated volume purchasing discounts. The volumes we purchase at terminals and through the fuel network vary based on procurement costs and other factors. We seek to reduce our fuel costs by routing our driving associates to truck stops when fuel prices at such stops are cheaper than the bulk rate paid for fuel at our terminals. We primarily store fuel in above-ground storage tanks at most of our other bulk fueling terminals. We believe that we are sufficiently in compliance with applicable environmental laws and regulations relating to the storage and dispensing of fuel.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Seasonality
See Note 1 in Part II, Item 8 in this Annual Report, regarding the impact of seasonality on our operations.

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
In June 2020, ARB passed the Advanced Clean Trucks (“ACT”) regulation, requiring original equipment manufacturers to begin shifting towards greater production of zero-emission heavy duty tractors starting in 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. While ACT does not apply to those simply operating tractors in California, it could affect the cost and/or supply of traditional diesel tractors and may lead to similar legislation in other states or at the federal level.
EPA and NHTSA — The EPA and the National Highway Traffic Safety Administration ("NHTSA") have begun taking coordinated steps in support of a new generation of clean vehicles and engines through reduced GHG emissions and improved fuel efficiency at a national level. In September 2011, the EPA finalized the Phase 1 federal regulations for controlling GHG emissions, related to efficient engines, use of auxiliary power units, mass reduction, low-rolling resistance tires, improved aerodynamics, improved transmissions, and reduced accessory loads.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
•Phase 2 — In August 2016, the EPA and NHTSA announced the final rule regarding Phase 2, which builds upon Phase 1, and would apply to certain trailer types beginning with model-year 2018 for EPA standards (voluntary for NHTSA standards through model-year 2020). Tractors and certain trailer types would be subject to the Phase 2 standards beginning with model-year 2021, increasing in stringency through model-year 2024, and phasing in completely by model-year 2027. This rule marks the first time federal mandates will be applied to trailers, with respect to aerodynamics and low-rolling resistance tires. The final rule was effective in December 2016.
Additionally, implementation of the Phase 2 standards as they relate to trailers has been delayed due to a provisional stay granted in October 2017 by the US Court of Appeals for the District of Columbia, which is overseeing a case against the EPA by the Truck Trailer Manufacturers Association, Inc. regarding the Phase 2 standards. If the glider provisions are removed from the Phase 2 standards as the EPA has proposed in the past, there would be no direct effect on our results of operations. If the trailer provisions of the Phase 2 standards are permanently removed, we would still need to ensure the majority of our fleet is compliant with the California Phase 2 standards.
In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. The EPA is aiming to release proposed rulemaking for the new plan, commonly referred to as the “Cleaner Trucks Initiative,” in 2021. The EPA is targeting 2027 for these new standards to take effect.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
ELD — During 2012, the FMCSA published a Supplemental NPRM, announcing its plan to proceed with the ELDs and hours-of-service supporting documents rulemaking. The ELD rule became final in December 2015, as published in the Federal Register, with an effective date in February 2016. The ELD rule phased in over a four-year period, with all drivers and carriers subject to the rule being required to use certified and registered ELDs that comply with the requirements of the ELD regulations by December 16, 2019.
Although the final ELD rule may have caused many carriers to experience at least a short-term drop in production and has had a significant impact on the industry as a whole, we have not experienced any adverse effects, as we had installed ELDs in our operational trucks well before the requisite compliance dates in conjunction with our efforts to improve efficiency and communications with driving associates and independent contractors. However, we believe that more effective hours-of-service enforcement under the ELD rule may improve our competitive position by causing all carriers to adhere more closely to hours-of-service requirements.
Commercial Driver's License Drug and Alcohol Clearinghouse — In December 2016, the FMCSA amended the Federal Motor Carrier Safety Regulations to establish requirements of the Commercial Driver's License Drug and Alcohol Clearinghouse, a database under its administration containing information about violations of the FMCSA's drug and alcohol testing program for holders of commercial driver's licenses. The final rule became effective in January 2017, with a compliance date in January 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading or transferring a commercial driver's license. This new action will allow states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023. The compliance date of January 2020 remained in place for all other requirements set forth in the Clearinghouse final rule, however. Upon implementation, the rule may reduce the number of available drivers in an already constrained driver market.
In September 2020, the Department of Health and Human Services (“DHHS”) announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral swab test if a hair test is positive, if a donor is unable to provide a sufficient amount of hair for faith-based or medical reasons, or due to an insufficient amount or length of hair. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in prior court cases. The American Trucking Associations (“ATA”) has voiced concerns with the new guidelines, taking particular issue with the second sample requirement, which the ATA feels diminishes the value of hair testing. It is unclear if and when a final rule may be put in place. Any final rule may reduce the number of available drivers. We currently perform hair follicle testing and will continue to monitor any developments in this area to ensure compliance.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Entry-Level Driver Training — In December 2016, the FMCSA established new minimum training standards for certain individuals applying for (or upgrading) a Class A or Class B commercial driver's license, or obtaining a hazardous materials, passenger, or school bus endorsement on their commercial driver's license for the first time. Such individuals are subject to the entry-level driver training requirements and must complete a prescribed program of theory and behind-the-wheel instruction. The final rule requires that behind-the-wheel proficiency of an entry-level truck driver be determined solely by the instructor's evaluation of how well the driver-trainee performs the fundamental vehicle controls skills and driving procedures set forth in the curricula, but does not have a minimum training hours requirement, as proposed by the FMCSA earlier in 2016. The final rule went into effect in February 2017, with an initial compliance date in February 2020. However, in May 2020, the FMCSA approved an interim rule delaying implementation of the final rule by two years, extending the compliance date to February 2022. Upon the compliance date, training schools will be required to register with the FMCSA's Training Provider Registry and certify that their program meets the classroom and driving standards. We will also be required to comply with this rule in the course of operating our driving schools. The effect of this rule could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations. US Congressional representatives also proposed a bill in 2019 that would pave the way for commercial drivers younger than 21 to drive tractors across state lines. This bill, which would lower the age requirement of 21 to 18 for interstate commercial driving if certain requirements are met, received support from the ATA during a February 2020 Senate hearing. It is unclear how long the process of finalizing such a bill will take, however if one comes to fruition at all. Meanwhile, the FMCSA announced in September 2020 that it is proposing and seeking public comments on a new pilot program to allow drivers aged 18, 19, and 20 to operate commercial motor vehicles in interstate commerce.
Hours-of-service
From time to time, the FMCSA proposes and implements changes to regulations impacting hours-of-service. Such changes can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our driving associates and independent contractors may operate and/or disrupting our network. No such changes are currently proposed. However, in August 2019, the FMCSA issued a proposal to make changes to its hours-of-service rules that would allow truck drivers more flexibility with their 30-minute rest break and with dividing their time in the sleeper berth. It also would extend by two hours the duty time for drivers encountering adverse weather and extend the shorthaul exemption by lengthening the drivers’ maximum on-duty period from 12 hours to 14 hours. In June 2020 the FMCSA adopted a final rule substantially as proposed, which became effective September 2020. Any future changes to hours-of-service regulations could materially and adversely affect our operations and profitability.
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
Certain CSA scores were initially published and made available to the general public. However, in December 2015, as part of the Fixing America's Surface Transportation ("FAST") Act, Congress mandated that the FMCSA remove all CSA scores from public view until a more comprehensive study regarding the effectiveness of CSA improving

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
truck safety could be completed. Although the FMCSA has since provided a report to Congress outlining the changes it may make to the CSA program, it remains unclear if, when, and to what extent any such changes will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.
In May 2020 the FMCSA announced that effective immediately it is making permanent a pilot program that will not count a crash in which a motor carrier was not at fault when calculating the carrier’s safety measurement profile, called the Crash Preventability Demonstration Program (“CPDP”). The CPDP will expand the types of eligible crashes, modify the Safety Measurement System to exclude crashes with not preventable determinations from the prioritization algorithm and note the not preventable determinations in the Pre-Employment Screening Program.
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
Safety Fitness Determination — In January 2016, the FMCSA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register, regarding carrier safety fitness determination. The NPRM proposed new methodologies that would have determined when a motor carrier was not fit to operate a commercial motor vehicle. Based on public feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the NPRM related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when, or under what form any such rule could be implemented. The FMCSA also recently indicated its intent to perform a new study on the causation of crashes. Although it remains unclear whether such a study will ultimately be undertaken and completed, the results of such a study could spur further proposed and/or final rules in regards to safety and fitness.
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
Speed Limiting Devices
In June 2019, legislation was introduced that would require all new commercial trucks with a gross weight of 26,001 pounds or more to be equipped with speed-limiting devices, which must be set to a maximum speed of 65 miles per hour and be used at all times while in operation. The maximum speed requirement would also be extended to existing trucks that already have the technology installed. Whether this legislation will ultimately become law is uncertain. While we currently govern the speed of our company tractors below these limits, such legislation could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.
For safety, we electronically govern the speed of substantially all of our company tractors. Additionally, our independent contractor agreements include statements that independent contractors must comply with the Company's speed policy.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Food Safety Modernization Act of 2011 ("FSMA")
In April 2016, the Food and Drug Administration ("FDA") published a final rule establishing requirements for shippers, loaders, carriers by motor vehicle and rail vehicle, and receivers engaged in the transportation of food, to use sanitary transportation practices to ensure the safety of the food they transport as part of the FSMA. This rule sets forth requirements related to among other things, equipment used to transport food, measures taken during such transportation, personnel training, and record retention. These requirements took effect for larger carriers such as us in April 2017 and are also applicable when we perform as a carrier or as a broker. We believe we have been in compliance with these requirements since that time. However, if we are found to be in violation of applicable laws or regulations related to the FSMA, or if we transport food or goods that are contaminated or are found to cause illness and/or death, we could be subject to substantial fines, lawsuits, penalties and/or criminal and civil liability, any of which could have a material adverse effect on our business, financial condition, and results of operations.
As the FDA continues its efforts to modernize food safety, it is likely additional food safety regulations will take effect in the future. In July 2020, the FDA released its “New Era of Smarter Food Safety” blueprint, which creates a ten year roadmap to create a more digital, traceable and safer food system. This blueprint builds on the work done under the FSMA, and while it is still unclear what, if any, changes to the current governing framework may ultimately take effect, further regulation in this area could negatively affect our business by increasing our compliance obligations and related expenses going forward.
Legislation Regarding Independent Contractors
Tax and other regulatory authorities have sought in the past to assert that independent contractors in the trucking industry are employees rather than independent contractors.  Federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are found to have violated employees' overtime or wage requirements.  Additionally, federal legislators have sought to:
•abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice,
•extend the FLSA to independent contractors, and
•impose notice requirements based upon employment or independent contractor status and fines for failure to comply.
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
In September 2019, California enacted A.B. 5 ("AB5"), a new law that changed the landscape of the state’s treatment of employees and independent contractors. AB5 provides that the three-pronged "ABC Test" must be used to determine worker classification in wage-order claims. Under the ABC Test, a worker is presumed to be an employee and the burden to demonstrate their independent contractor status is on the hiring company through satisfying all three of the following criteria:

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
•the worker is free from control and direction in the performance of services;
•the worker is performing work outside the usual course of the business of the hiring company;
•the worker is customarily engaged in an independently established trade, occupation, or business.
How AB5 will be enforced is still to be determined. In January 2021, however, the California Supreme Court ruled that the ABC Test could apply retroactively to all cases not yet final as of the date the original decision was rendered, April 30, 2018. While it was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association ("CTA") moves forward with its suit seeking to invalidate AB5. While this preliminary injunction provides temporary relief to the enforcement of AB5, it remains unclear how long such relief will last, and whether the CTA will ultimately be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability. In September 2020, the US Court of Appeals for the Ninth Circuit heard oral arguments in the case to decide whether the preliminary injunction prohibiting the state from enforcing the ABC Test against motor carriers should remain in effect. A decision on the matter is expected soon. Meanwhile, in November 2020, a California state appeals court ruled that the Federal Aviation Administration Authorization Act (“FAAAA”) does not preempt application of the ABC Test to truck drivers. Because this opinion came from a California state court, however, it does not directly impact the Ninth Circuit decision discussed above.
State Wage and Hour Legislation
In December 2018, the FMCSA granted a petition filed by the American Trucking Associations and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and while the Ninth Circuit Court of Appeals has since upheld the FMCSA’s decision, it still remains uncertain whether it will stand. Other current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we are subject to an uneven patchwork of wage and hour laws throughout the US. If federal legislation is not passed preempting state and local wage and hour laws, we will either need to comply with the most restrictive state and local laws across our entire fleet, or revise our management systems to comply with varying state and local laws. Either solution could result in increased compliance costs, increased driver turnover, decreased efficiency, and amplified legal exposure.

Other Regulation
Executive Order
It is still to be determined how President Biden’s leadership will impact our industry. That being said, President Biden has indicated his intent to make a green infrastructure package a top priority for his administration. Any measure in furtherance thereof could draw from the Moving Forward Act, a $1.5 trillion infrastructure bill that passed the US House of Representatives in June 2020, but is still waiting to be heard by the US Senate. The Moving Forward Act incorporated and expanded upon the Investing in a New Vision for the Environment and Surface Transportation in America (INVEST in America) Act, a nearly $500 billion bill intended to rebuild and reimagine US transportation and infrastructure that was passed out of the House Committee on Transportation and Infrastructure in June 2020. It is unclear whether these legislative initiatives will be signed into law and what changes they may undergo prior thereto. However, adoption and implementation of the same could negatively impact our business by increasing our compliance obligations and related expenses.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
The Tax Cuts and Jobs Act
In December 2017, the US enacted significant changes to its tax law following the passage and signing of H.R.1, "An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (previously known as "The Tax Cuts and Jobs Act"). The longevity of the Tax Cuts and Jobs Act remains unclear, however, with President Biden indicating an intention to make substantial changes to the current US tax structure during his administration, including changes to the way capital gains are treated. Any changes to US tax laws may have an adverse impact on our business and profitability.
US-Mexico-Canada Agreement
The US-Mexico-Canada Agreement ("USMCA") was entered into effect in July 2020. The USMCA is designed to modernize food and agriculture trade, advance rules of origin for automobiles and trucks, and enhance intellectual property protections, among other matters, according to the Office of the US Trade Representative. It is difficult to predict at this stage what could be the impact of the USMCA on the economy, including the transportation industry. However, given the amount of North American trade that moves by truck, it could have a significant impact on supply and demand in the transportation industry, and could adversely impact the amount, movement, and patterns of freight we transport.
FAST Act
With the FAST Act originally scheduled to expire in September 2020, Congress had noted its intent to consider a multiyear highway measure that would update the FAST Act. However, in September 2020 Congress approved a one year extension of the FAST Act, now set to expire in September 2021. If Congress fails to reauthorize the FAST Act or pass updated replacement legislation by the September 2021 deadline and proceeds to manage transportation policy via short-term legislative directives, there will be uncertainty that could have a negative impact on our operations.
COVID-19
Given COVID-19’s considerable effect on the transportation industry in 2020, the FMCSA issued various temporary responsive measures throughout the year in order to combat the same, including, without limitation, those related to hours of service, commercial driver’s licenses, and medical certifications. Although, to date, these measures have largely been enacted in order to assist industry participants in operating under adverse circumstances, any further responsive measures remain unclear and could have a negative impact on our operations.

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
*Information Systems
*COVID-19

Strategic Risk
Our business is subject to economic, credit, business, and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a materially adverse effect on our results of operations.
The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.
Economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the US economy is weakened. During such times, we may a experience a reduction in overall freight levels and freight patterns may change as supply chains are redesigned, resulting an imbalance between our capacity and our customers’ freight demands.
We cannot predict future economic conditions, fuel price fluctuations, cost increases, revenue equipment resale values, or how consumer confidence, macroeconomic conditions, or production capabilities, could be affected by armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.
We operate in a highly competitive and fragmented industry, and numerous competitive factors could limit growth opportunities and could have a materially adverse effect on our results of operations.
We operate in a highly competitive industry. The following factors could limit our growth opportunities and have a materially adverse effect on our results of operations:
•many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain or grow profitability of our business;
•some of our customers operate their own private trucking fleets and they may decide to transport more of their own freight;
•competition from non-asset-based and other logistics and freight brokerage companies may adversely affect our customer relationships and freight rates;
•advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments; and
•our brand names are valuable assets that are subject to the risk of adverse publicity (whether or not justified), which could result in the loss of value attributable to our brand and reduced demand for our services.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
Furthermore, a decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet.
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
We have trade-in and repurchase commitments that specify, among other things, what our primary equipment vendors will pay us for disposal of a substantial portion of our revenue equipment. The prices we expect to receive under these arrangements may be higher than the prices we would receive in the open market. We may suffer a financial loss upon disposition of our equipment if these vendors refuse or are unable to meet their financial obligations under these agreements.
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
Fuel is subject to regional pricing differences and often costs more on the West Coast and in the Northeast, where we have significant operations. While we use a fuel surcharge program to recapture a portion of the increases in fuel prices it does not protect us against the full effect of increases in fuel prices. Because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. Our results of operations would be negatively affected and more volatile to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program. Additionally, a shortage or rationing of diesel fuel, could materially and adversely affect our results of operations.
We are subject to certain risks arising from doing business in Mexico.
We have growing operations in Mexico, through our wholly-owned subsidiary, Trans-Mex, which subjects us to general international business risks, including:
•foreign currency fluctuation;
•changes in Mexico's economic strength;
•difficulties in enforcing contractual obligations and intellectual property rights;
•burdens of complying with a wide variety of international and US export, import, business procurement, transparency, and corruption laws, including the US Foreign Corrupt Practices Act;
•changes in trade agreements and US-Mexico relations;

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
•theft or vandalism of our revenue equipment; and
•social, political, and economic instability.
We may not make acquisitions in the future, or if we do, we may not be successful in our acquisition strategy.
Historically, acquisitions were a part of our growth strategy.  There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we do not make any future acquisitions, our growth rate could be materially and adversely affected. Any future acquisitions we undertake could involve issuing dilutive equity securities or incurring indebtedness. In addition, acquisitions involve numerous risks, any of which could have a materially adverse effect on our business and results of operations, including:
•the acquired company may not achieve anticipated revenue, earnings, or cash flow;
•we may assume liabilities beyond our estimates or what was disclosed to us;
•we may be unable to successfully assimilate or integrate the acquired company's operations or assets into our business and realize the anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;
•transaction costs and acquisition-related integration costs could adversely affect our results of operations in the period in which such costs are recorded;
•diverting our management's attention from other business concerns;
•risks of entering into new markets or business offerings in which we have had no or only limited prior experience; and
•the potential loss of customers, key employees, or driving associates of the acquired company.

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
Furthermore, the continued progression and development of new business offering’s are subject to risks, including, but not limited to:
•initial unfamiliarity with pricing, service, operational, and liability issues;
•customer relationships may be difficult to obtain or we may have to reduce rates to gain and develop customer relationships;
•specialized equipment and information and management systems technology may not be adequately utilized;
•insurance and claims may exceed our past experience or estimations; and
•we may be unable to recruit and retain qualified personnel and management with requisite experience or knowledge of our logistics services, and other developing service offerings.
We derive a significant portion of our revenues from our major customers, the loss of one or more of which could have a materially adverse effect on our business.
A significant portion of our operating revenue is generated from a number of major customers, the loss of one or more of which could have a materially adverse effect on our business. Refer to Part I, Item 1, "Business" for information regarding our customer concentrations. Aside from our dedicated operations, we generally do not have long-term contractual relationships or rate agreements or minimum volume guarantees with our customers. There is no assurance any of our customers will continue to utilize our services, renew our existing contracts, continue at the same volume levels, or not seek to modify terms of existing contracts. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business, financial condition, and results of operations.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Retail and discount retail customers account for a substantial portion of our freight. Accordingly, our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration.
In addition, our customers' financial difficulties could negatively impact our results of operations and financial condition, especially if these customers were to delay or default on payments to us. For our multi-year and dedicated contracts, the rates we charge may not remain advantageous.
We depend on third-party capacity providers, and service instability from these transportation providers could increase our operating costs and reduce our ability to offer intermodal and brokerage services, which could adversely affect our revenue, results of operations, and customer relationships.
Our intermodal operations use railroads and some third-party drayage carriers to transport freight for our customers, and intermodal dependence on railroads could increase as intermodal services expand. In certain markets, rail service is limited to a few railroads or even a single railroad. Intermodal providers have experienced poor service from providers of rail-based services in the past. Our ability to provide intermodal services in certain traffic lanes would be reduced or eliminated if the railroads' services became unstable. Railroads could reduce their services in the future, which could increase the cost of the rail-based services we provide and could reduce the reliability, timeliness, efficiency, and overall attractiveness of our rail-based intermodal services. Furthermore, price increases could result in higher costs to us, which we may be unable to pass on to our customers and could result in the reduction or elimination of our ability to offer intermodal services. In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, obtain multiple providers, or obtain railroad services at current cost levels, any of which could limit our ability to provide this service.
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
Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure, or insure through our captive insurance companies, a significant portion of our claims exposure. For a detailed discussion of our self-insurance programs, including self-insurance retention limits, please refer to Note 13 to the consolidated financial statements, included in Part II, Item 8 of this Annual Report. Higher self-insured retention levels may increase the impact of auto liability occurrences on our results of operations. We reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, and claims may ultimately prove to be more severe than our estimates. This, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates. Accordingly, ultimate results may differ materially from our estimates, which could result in losses over our reserved amounts and could materially adversely affect our financial condition and results of operations.
Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. If any claim were to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts. Furthermore, insurance carriers have raised premiums for many businesses, including transportation companies.
In addition, rising healthcare costs could negatively impact financial results or force us to make changes to existing benefit programs, which could negatively impact our ability to attract and retain employees.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Our captive insurance companies are regulated by state authorities. State regulations generally provide protection to policy holders, rather than stockholders. These regulations may increase our costs of regulatory compliance, limit our ability to change premiums, restrict our ability to access cash held in our captive insurance companies, and otherwise impede our ability to take actions we deem advisable.
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
We are highly dependent upon the services of certain key employees and we believe their valuable knowledge about the trucking industry and relationships with our key customers and vendors would be difficult to replicate. We currently do not have employment agreements with our key employees, and the loss of any of their services or inadequate succession planning could negatively impact our operations and future profitability.
Increases in driving associate compensation or difficulties attracting and retaining qualified driving associates could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.
Difficulty in attracting and retaining sufficient numbers of qualified driving associates, independent contractors, and third-party capacity providers, could have a materially adverse effect on our growth and profitability. The truckload transportation industry is subject to a shortage of qualified driving associates. Such shortage is exacerbated during periods of economic expansion, in which there may be alternative employment opportunities, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Furthermore, capacity at driving schools may be limited by COVID-19-related social distancing requirements. Regulatory requirements could further reduce the number of eligible driving associates. We believe our employee screening process, which includes extensive background checks and hair follicle drug testing, is more rigorous than generally employed in our industry and has decreased the pool of qualified applicants available to us. Our inability to engage a sufficient number of driving associates and independent contractors may negatively affect our operations. Further, our driving associate compensation and independent contractor expenses are subject to market conditions and we may find it necessary to increase driving associate and independent contractor contracted rates in future periods.
In addition, we suffer from a high turnover rate of driving associates and independent contractors. This high turnover rate requires us to spend significant resources on recruiting and retention.
Our arrangements with independent contractors expose us to risks that we do not face with our company driving associates.
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
Our business depends on the efficient, stable, and uninterrupted operation of our management information and communications systems and other information technology assets (including the data contained therein). Our management information and communication systems are used in various aspects of our business. If any of our critical information or communications systems fail or become unavailable, it could temporarily affect the efficiency and effectiveness of our operations. Our operations and those of our providers are vulnerable to interruption by

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
natural disaster, fire, power loss, telecommunications failure, cyber-attacks, terrorist attacks, internet failures, and other events beyond our control. Our business and operations could be adversely affected in the event of a system failure, disruption, or security breach that causes a delay, interruption, or impairment of our services and operations.
We receive and transmit confidential data in the normal course of business. Despite our implementation of safeguards, our information and communication systems are vulnerable to disruption, unauthorized access and viewing, misappropriation, altering, or deleting of information. A security breach could damage our business operations and reputation and could cause us to incur costs associated with repairing our systems, increased security, customer notifications, lost operating revenue, litigation, regulatory action, and reputational damage.
Seasonality and the impact of weather and other catastrophic events could have a materially adverse effect on our results of operations and profitability or make our results of operations and profitability more volatile.
"Seasonality" in Part I, Item 1 of this Annual Report, discusses in detail how seasonality and weather could impact our operations.
Our business and results of operations have been and will be, and our financial condition may be, impacted by the outbreak of COVID-19 or other similar outbreaks, and such impact could be materially adverse, during the pandemic or after the pandemic subsides.
The global spread of COVID-19 has created, and any other outbreaks of similar contagious diseases or other adverse public health developments could create, significant volatility, uncertainty and economic disruption. We have experienced an increase in absences among our driver and non-driver personnel due to the outbreak of COVID-19. Further, our operations, particularly in areas of increased COVID-19 infections could be disrupted. Negative financial results, operational disruptions, driver and non-driver absences, uncertainties in the market, and a tightening of credit markets, caused by COVID-19, other similar outbreaks, or a recession, could have a material adverse effect on our liquidity, reduce credit options available to us, and adversely impact our ability to effectively meet our short- and long-term obligations.
The COVID-19 outbreak has caused uncertainty in the economy. Risks related to an economic slowdown or recession are described in our risk factor titled "Our business is subject to economic, credit, business, and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a materially adverse effect on our results of operations."
Developments related to COVID-19 have been unpredictable and the extent to which further developments could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain. Such developments may include the duration of the virus, the distribution and availability of vaccines, the severity of the disease, and the actions that may be taken by various governmental authorities and other third parties in response to the pandemic.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Compliance Risk
We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.
We, our drivers, and our equipment are regulated by the DOT, the EPA, the DHS, and other state and federal agencies in the states, provinces, and countries in which we operate. Future laws and regulations or changes to existing laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs, which could materially adversely affect our business, financial condition, and results of operations.
"Industry Regulation" in Part I, Item 1 of this Annual Report, discusses in detail industry regulations that could materially impact our business, financial condition, and operations.
Receipt of an unfavorable DOT safety rating or an unfavorable ranking under the CSA program could have a material adverse effect on our profitability and operations.
If we received a conditional or unsatisfactory DOT safety rating or an unfavorable ranking under the CSA program, it could lead to increased risk of liability, increased insurance, maintenance and equipment costs, and potential loss of customers, which could materially adversely affect our business, financial condition, and results of operations.
"Industry Regulation" in Part I, Item 1 of this Annual Report, provides discussion of the DOT safety rating system and the CSA program.
Compliance with various environmental laws and regulations to which our operations are subject may increase our costs of operations, and non-compliance with such laws and regulations could result in substantial fines or penalties.
We are subject to various environmental laws and regulations. We have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations; however, in the event of any of the following, we could be subject to clean-up costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and results of operations:
•we are involved in a spill or other accident involving hazardous substances;
•there are releases of hazardous substances we transport;
•soil or groundwater contamination is found at our facilities or results from our operations; and
•we are found to be in violation of or fail to comply with applicable environmental laws or regulations, then we fail to comply with such laws and regulations.
Certain of our terminals are located on or near environmental Superfund sites designated by the EPA and/or state environmental authorities. We have not been identified as a potentially responsible party with regard to any such site. Nevertheless, we could be deemed responsible for clean-up costs.
In addition, tractors and trailers used in our truckload operations are affected by laws and regulations related to air emissions and fuel efficiency. "Environmental Regulation" in Part I, Item 1 of this Annual Report, provides a discussion of the environmental laws and regulations applicable to our business and operations.
Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.
Although our only collective bargaining agreement exists at our Mexican subsidiary, Trans-Mex, we always face the risk that our employees will try to unionize. If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations. If the independent contractors we contract with were ever re-classified as employees, the magnitude of this risk would increase. "Industry Regulation" in Part I, Item 1 of this Annual Report, provides discussion of labor and employment laws applicable to our business and operations.

If our independent contractors are deemed by regulators or the judicial process to be employees, our business, financial condition, and results of operations could be adversely affected.
Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the trucking industry are employees rather than independent contractors. Carriers such

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
as us that operate or have operated lease-purchase programs have been more susceptible to lawsuits seeking to reclassify independent contractors that have engaged in such programs. If the independent contractors we engage were determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, insurance, discrimination, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Furthermore, if independent contractors were deemed employees, then certain of our third-party revenue sources, including shop and insurance margins, would be eliminated. "Industry Regulation" in Part I, Item 1 of this Annual Report, provides discussion of legislation regarding independent contractors.

Litigation may adversely affect our business, financial condition, and results of operations.
Our business is subject to the risk of litigation. Recently, trucking companies, including us, have been subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal breaks, rest periods, overtime eligibility, and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants.
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
The approach of President Biden’s administration to tariffs and other trade regulations is uncertain. The imposition of additional tariffs or quotas or changes to certain trade agreements, could, among other things, increase the costs of the materials used by our suppliers to produce new revenue equipment or increase the price of fuel. Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge program, either of which could have an adverse effect on our business.

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
We may need to raise additional funds in order to:
•finance unanticipated working capital requirements, capital investments, or refinance existing indebtedness;
•develop or enhance our technological infrastructure and our existing products and services;
•fund strategic relationships;
•respond to competitive pressures; and
•acquire complementary businesses, technologies, products, or services.
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
This could have negative consequences that include:
•increased vulnerability to adverse economic, industry, or competitive developments;
•cash flows from operations that are committed to payment of principal and interest, thereby reducing our ability to use cash for our operations, capital expenditures, and future business opportunities;
•increased interest rates that would affect our variable rate debt;
•potential noncompliance with financial covenants, borrowing conditions, and other debt obligations (where applicable);

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
•lack of financing for working capital, capital expenditures, product development, debt service requirements, and general corporate or other purposes; and
•limits on our flexibility to plan for, or react to, changes in our business, market conditions, or in the economy.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
As detailed in Note 16 to the consolidated financial statements, included in Part II, Item 8 of this Annual Report, we must comply with various affirmative, negative, and financial covenants. A breach of any of these covenants could result in default or (when applicable) cross-default. Upon default under our primary credit facility, the lenders could elect to declare all outstanding amounts to be immediately due and payable, as well as terminate all commitments to extend further credit. Such actions by those lenders could cause cross-defaults with our other debt agreements. If we were unable to repay those amounts, the lenders could use the collateral granted to satisfy all or part of the debt owed to them. If the lenders accelerated our debt repayments, we might not have sufficient assets to repay all amounts borrowed.
In addition, we have other financing that includes certain affirmative and negative covenants and cross-default provisions. Failure to comply with these covenants and provisions may jeopardize our ability to continue to sell receivables under the facility and could negatively impact our liquidity.
We could determine that our goodwill and other indefinite-lived intangibles are impaired, thus recognizing a related impairment loss.
We have goodwill and indefinite-lived intangible assets on our balance sheet. We periodically evaluate our goodwill and indefinite-lived intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.
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
We have over 110 locations in the US and Mexico, including our headquarters, terminals, driving academies, and certain other locations, which are included in the table below. Our terminals may include customer service, marketing, fuel, and/or repair facilities, which are used by our Trucking, Logistics, Intermodal, and non-reportable segments. We also own or lease parcels of vacant land, drop yards, and space for temporary trailer storage for ourselves and other carriers, as well as several non-operating facilities, which are excluded from the table below. As of December 31, 2020, our aggregate monthly rent for all leased properties was approximately $1.1 million with varying terms expiring through December 2053. We believe that substantially all of our property is in good condition and our facilities have sufficient capacity to meet our current needs.

	Owned/Leased		Brand
Location	Owned	Leased	Knight	Swift	Barr Nunn	Abilene	Total
Arizona	5	3	5	3			8
Arkansas	1					1	1
California	7	4	3	8			11
Colorado	2		1	1			2
Florida	2	1	1	2			3
Georgia	2	2	1	3			4
Idaho	2	1	2	1			3
Illinois	3	3	1	5			6
Indiana	2	1	2	1			3
Iowa	2				2		2
Kansas	2	1	1	2			3
Massachusetts		1		1			1
Mexico	4	6		10			10
Michigan	1			1			1
Minnesota	1			1			1
Mississippi	2	1	3				3
Missouri	1			1			1
Nevada	4		2	2			4
New Jersey	1			1			1
New Mexico	1			1			1
New York	1	1		2			2
North Carolina	2	1	1	1	1		3
Ohio	2	1	1	1	1		3
Oklahoma	2		1	1			2
Oregon	2		1	1			2
Pennsylvania	2	3	1	3	1		5
South Carolina	2			2			2
South Dakota		1	1				1
Tennessee	3		1	2			3
Texas	7	6	3	10			13
Utah	2		1	1			2
Virginia	2	1		1		2	3
Washington	2		1	1			2
West Virginia	1			1			1
Wisconsin	1			1			1
Total Properties	76	38	34	72	5	3	114

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 3.	LEGAL PROCEEDINGS
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
Common Stock — As of December 31, 2020, we had 166,552,762 shares of common stock outstanding. On February 16, 2021, there were 41 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by the record holders.

Dividend Policy
We have paid a quarterly cash dividend as Knight-Swift since December 27, 2017, consistent with Knight's historical practice that started in December 2004, and that continued in consecutive quarters since prior to the 2017 Merger.
Our most recent dividend was declared in February of 2021 for $0.08 per share of common stock and is scheduled to be paid in March of 2021.
We currently expect to continue to pay comparable quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table shows our purchases of our common stock and the remaining amounts we are authorized to repurchase for each monthly period in the fourth quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
October 1, 2020 to October 31, 2020	1,385,088	$38.49	1,385,088	$145,662,094
November 1, 2020 to November 30, 2020	2,317,149	$39.55	2,317,149	$250,000,000
December 1, 2020 to December 31, 2020	—	$—	—	$250,000,000
Total	3,702,237	$39.15	3,702,237	$250,000,000

1On November 30, 2020, we announced that the Board approved the $250.0 million 2020 Knight-Swift Share Repurchase Plan, replacing the 2019 Knight-Swift Share Repurchase Plan. There is no expiration date associated with this share repurchase authorization. See Note 20 in Part II, Item 8 of this Annual Report.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Stockholders Return Performance Graph
The following graph compares the cumulative annual total return of stockholders from December 31, 2015 to December 31, 2020 of our stock relative to the cumulative total returns of the NYSE Composite index and an index of other companies within the trucking industry (NASDAQ Trucking & Transportation) over the same period.  The graph assumes that the value of the investment in Swift's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2015, and tracks it through December 31, 2020.  The stock price performance included in this graph is not necessarily indicative of Knight-Swift's future stock price performance.
Note: The below investment in Knight-Swift Transportation Holdings Inc. was calculated using Swift's historical stock price (SWFT), adjusted for the reverse split of 0.72, for periods prior to the 2017 Merger and calculated using Knight-Swift Transportation Holdings Inc.'s historical stock price (KNX) for periods following the 2017 Merger.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Knight-Swift Transportation Holdings Inc.
NYSE Composite
NASDAQ Trucking & Transportation

	December 31,
	2015	2016	2017	2018	2019	2020
Knight-Swift Transportation Holdings Inc.	$100.00	$176.27	$228.09	$131.61	$189.54	$222.96
NYSE Composite	100.00	111.94	132.90	121.01	151.87	162.49
NASDAQ Trucking & Transportation	100.00	122.20	150.56	135.68	163.91	167.87

ITEM 6.	RESERVED

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Acquisitions — On January 1, 2020, the Company acquired a warehousing company to complement its suite of services. Please refer to Note 5 in Part II, Item 8 of this Annual Report.
Revenue
•Our trucking services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base. We primarily generate revenue by transporting freight for our customers through our Trucking segment.
•Our brokerage and intermodal operations provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. Revenue in our brokerage and intermodal operations is generated through our Logistics and Intermodal segments.
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
•In addition to the revenues earned from our customers for the trucking and non-trucking services discussed above, we also earn fuel surcharge revenue from our customers through our fuel surcharge program, which serves to recover a majority of our fuel costs. This applies only to loaded miles and typically does not offset non-

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

paid empty miles, idle time, and out-of-route miles driven. Fuel surcharge programs involve a computation based on the change in national or regional fuel prices. These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.
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
Key Financial Highlights and Operating Metrics

	2020	2019
GAAP Financial data:	(Dollars in thousands, except per share data)
Total revenue	$4,673,863	$4,843,950
Revenue, excluding trucking fuel surcharge	$4,369,207	$4,395,332
Net income attributable to Knight-Swift	$410,002	$309,206
Diluted EPS	$2.40	$1.80
Operating ratio	87.9%	91.2%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$466,147	$373,082
Adjusted EPS [1]	$2.73	$2.17
Adjusted Operating Ratio [1]	85.3%	88.4%

Revenue equipment: [2]
Average tractors (Trucking segment only) [3]	18,448	18,877
Average trailers [4]	57,722	58,315
Average containers	10,604	9,862
1Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, and Adjusted Operating Ratio are non-GAAP financial measures and should not be considered alternatives, or superior, to the most directly comparable GAAP financial measures. However, management believes that presentation of these non-GAAP financial measures provides useful information to investors regarding the Company's results of operations. Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, and Adjusted Operating Ratio are reconciled to the most directly comparable GAAP financial measures under "Non-GAAP Financial Measures," below.
2See "Results of Operations — Segment Review — Operating Statistics" in Part II, Item 7 of this Annual Report regarding definitions of these operating data.
3Our tractor fleet had a weighted average age of 2.2 years and 1.9 years for 2020 and 2019, respectively. Average tractors within our Trucking segment includes 16,379 and 16,432 company-owned tractors for 2020 and 2019, respectively.
4Our trailer fleet had a weighted average age of 7.8 years and 7.5 years for 2020 and 2019, respectively.

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
The national unemployment rate was 6.7%1 as of December 31, 2020. The impact of the COVID-19 pandemic and efforts to contain it continued to affect the labor market. Economic activities that were once curtailed during the initial surge of the pandemic began to resume during the third quarter and into the fourth quarter of 2020. Within our industry, social distancing measures continue to affect the population of available trained drivers across the nation. Additionally, ongoing competition for experienced hires, increased safety regulations, and various alternative sources of income to potential drivers continue to hamper driver sourcing efforts throughout the industry.

During the fourth quarter of 2020, the US gross domestic product, which is the broadest measure of goods and services produced across the economy, increased at an annual rate of 4.0%3 per third-party estimates. This reflects the US economy's continued recovery from the ongoing impact of the COVID-19 pandemic, which caused economic declines earlier in 2020. This may result in an expected annualized growth rate of approximately 5.0% to 6.0%3 for full-year 2021, as third-party forecasts are predicting additional fiscal stimulus that may support continued economic rebound. The 2020 US employment cost index rose 2.5%1 on a year-over-year basis.

From a freight market perspective, demand toward the beginning of the year was weak, but gradually strengthened throughout 2020. We are encouraged by the continued strength in freight demand; however, we expect demand will be difficult to predict for 2021.

Consolidated revenue, excluding trucking fuel surcharge, decreased by 0.6%, while operating income increased by 32.1% and Adjusted Operating Income increased by 25.7% in 2020, as compared to 2019. Our business model continues to generate a meaningful amount of free cash flow (computed as net cash provided by operating activities, less net cash capital expenditures), which was $531.8 million in 2020.

Our Trucking segment improved its Adjusted Operating Income by 25.5%, resulting in a 350 basis point Adjusted Operating Ratio improvement to 83.0% in 2020 from 86.5% in 2019. Our Logistics segment produced a 94.5% Adjusted Operating Ratio in 2020, as a result of an 18.5% improvement in its revenue per load, excluding intersegment transactions in 2020, as compared to 2019. Our Intermodal segment generated a 100.2% Adjusted Operating Ratio in 2020, as load volumes were pressured, compared to the prior year.

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

Impact of COVID-19 — Refer to Note 1 in Part II, Item 8 of this Annual Report for discussion around the impact of COVID-19 on our company. Refer to Part 1, Item 1A "Risk Factors" of this Annual Report for discussion about trends, potential risks, and uncertainties surrounding the COVID-19 pandemic that may impact our business, results of operations, or financial condition.
_________
1 bls.gov
2 bea.gov
3 kiplinger.com

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note regarding presentation: A discussion of changes in our results of operations from 2018 to 2019 has been omitted from this Annual Report, but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2019 Annual Report filed with the SEC on February 27, 2020.
Operating Results: 2020 Compared to 2019 — The $100.8 million increase in net income attributable to Knight-Swift to $410.0 million in 2020 from $309.2 million in 2019, includes the following:
•Contributor — $109.8 million increase in operating income within our Trucking segment driven by a 3.5% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, partially offset by a 1.5% decrease in total miles per tractor.
•Contributor — $34.3 million improvement in operating results within the non-reportable segments. Improved operating loss within the non-reportable segments was primarily due to a $29.5 million year-over-year reduction in recorded legal costs for increases in legal reserves in 2019 related to various pre-2017 Merger related legal matters, which were previously disclosed by Swift, as well as additional income earned from a warehousing company acquired in 2020. These improvements were offset by a $6.7 million of expenses in 2020 for the change in fair value of the deferred earnout related to the acquisition of the recently acquired warehousing company and a $4.1 million impairment related to investments in certain alternative fuel technology.
•Offset — $45.9 million increase in consolidated income tax expense was primarily due to an increase in pre-tax earnings and negative impacts from certain tax-related items within our Mexico operations recognized as a discrete item. This was partially offset by stock compensation deductions and a partial release of our reserve for uncertain tax positions recognized as discrete items. In 2019, we recognized discrete items related to a partial release of our reserve for uncertain tax positions, which was partially offset by a decrease in foreign income tax deductions. All of these factors resulted in a 2020 effective tax rate of 26.7% and a 2019 effective tax rate of 25.1%.
See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.
2020 Liquidity and Capital — During 2020, we generated $919.6 million in operating cash flows. We invested $387.8 million in capital expenditures (net of equipment sales proceeds), reduced our operating lease liabilities by $83.7 million, repurchased $179.6 million of our common stock, and returned $54.6 million in quarterly dividends to our stockholders during the year. We ended the year with $156.7 million in unrestricted cash and cash equivalents, $210.0 million outstanding on the Revolver, $300.0 million outstanding on the Term Loan, and $5.9 billion of stockholders' equity. We remain committed to a strong capital structure, which we believe will position us for long-term success and enable us to pursue further opportunities for organic growth and growth through acquisition.
See discussion under "Liquidity and Capital Resources" for additional information.

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
Consolidating Tables for Total Revenue and Operating Income (Loss)

	2020		2019
Revenue:	(Dollars in thousands)
Trucking	$3,786,030	81.0%	$3,952,866	81.6%
Logistics	$375,841	8.0%	$352,988	7.3%
Intermodal	$391,462	8.4%	$455,466	9.4%
Subtotal	$4,553,333	97.4%	$4,761,320	98.3%
Non-reportable segments	$188,882	4.0%	$130,782	2.7%
Intersegment eliminations	$(68,352)	(1.4%)	$(48,152)	(1.0%)
Total revenue	$4,673,863	100.0%	$4,843,950	100.0%

	2020		2019
Operating income (loss):	(Dollars in thousands)
Trucking	$578,512	102.5%	$468,749	109.7%
Logistics	$20,245	3.6%	$21,869	5.1%
Intermodal	$(943)	(0.2%)	$4,501	1.1%
Subtotal	$597,814	105.9%	$495,119	115.9%
Non-reportable segments	$(33,376)	(5.9%)	$(67,681)	(15.9%)
Operating income	$564,438	100.0%	$427,438	100.0%

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

Operating Statistic	Relevant Segment(s)	Description
Average Revenue per Tractor	Trucking	Measures productivity and represents revenue (excluding fuel surcharge and intersegment transactions) divided by average tractor count
Total Miles per Tractor	Trucking	Total miles (including loaded and empty miles) a tractor travels on average
Average Length of Haul	Trucking	Average miles traveled with loaded trailer cargo per order
Non-paid Empty Miles Percentage	Trucking	Percentage of miles without trailer cargo
Average Tractors	Trucking, Intermodal	Average tractors in operation during the period, including company tractors and tractors provided by independent contractors
Average Trailers	Trucking	Average trailers in operation during the period
Average Revenue per Load	Logistics, Intermodal	Total revenue (excluding intersegment transactions) divided by load count
Gross Margin Percentage	Logistics (Brokerage only)	Brokerage gross margin (revenue, excluding intersegment transactions, less purchased transportation expense, excluding intersegment transactions) as a percentage of brokerage revenue, excluding intersegment transactions
Average Containers	Intermodal	Average containers in operation during the period
GAAP Operating Ratio	Trucking, Logistics, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Calculated as operating expenses as a percentage of total revenue, or the inverse of operating margin
Non-GAAP: Adjusted Operating Ratio	Trucking, Logistics, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Consolidated and segment Adjusted Operating Ratios are reconciled to their corresponding GAAP operating ratios under "Non-GAAP Financial Measures," below

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Trucking Segment
We generate revenue in the Trucking segment primarily through irregular route, dedicated, refrigerated, flatbed, expedited, and cross-border service offerings, with 13,386 irregular route tractors and 5,062 dedicated route tractors. Generally, we are paid a predetermined rate per mile or per load for our trucking services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Trucking segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	2020	2019	2020 vs. 2019
	(Dollars in thousands, except per tractor data)		Increase (decrease)
Total revenue	$3,786,030	$3,952,866	(4.2%)
Revenue, excluding fuel surcharge and intersegment transactions	$3,480,621	$3,504,091	(0.7%)
GAAP: Operating income	$578,512	$468,749	23.4%
Non-GAAP: Adjusted Operating Income [1]	$593,085	$472,537	25.5%
Average revenue per tractor [2]	$188,672	$185,628	1.6%
GAAP: Operating ratio [2]	84.7%	88.1%	(340	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	83.0%	86.5%	(350	bps)
Non-paid empty miles percentage [2]	13.1%	12.8%	30	bps
Average length of haul (miles) [2]	425	430	(1.2%)
Total miles per tractor [2]	90,993	92,363	(1.5%)
Average tractors 2 3	18,448	18,877	(2.3%)
Average trailers [2]	57,722	58,315	(1.0%)
1Refer to "Non-GAAP Financial Measures" below.
2Defined within "Operating Statistics" above.
3Includes 16,379 and 16,432 company-owned tractors for 2020 and 2019, respectively.
2020 Compared to 2019 — Operating ratio improved by 340 basis points to 84.7% in 2020 and Adjusted Operating Ratio improved by 350 basis points to 83.0% in 2020. Average revenue per tractor increased by 1.6% driven by a 3.5% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, and was partially offset by a 1.5% decrease in total miles per tractor.
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
The most significant expense in the Logistics segment is purchased transportation that we pay to third-party capacity providers, which is a primarily variable cost, and is included in "Purchased transportation" in the consolidated statements of comprehensive income. Variability in this expense depends on truckload capacity, availability of third-party capacity providers, rates charged to customers, current freight demand, and customer shipping needs. Fixed Logistics operating expenses primarily include non-driver employee compensation and benefits recorded in "Salaries, wages, and benefits" and depreciation and amortization expense recorded in "Depreciation and amortization of property and equipment" in the consolidated statements of comprehensive income.

	2020	2019	2020 vs. 2019
	(Dollars in thousands, except per load data)		Increase (decrease)
Total revenue	$375,841	$352,988	6.5%
Revenue, excluding intersegment transactions	$365,099	$343,883	6.2%
GAAP: Operating income	$20,245	$21,869	(7.4%)
Non-GAAP: Adjusted Operating Income 1 2	$20,245	$22,490	(10.0%)
Revenue per load – Brokerage only [2]	$1,689	$1,425	18.5%
Gross margin percentage – Brokerage only [2]	14.5%	15.9%	(140	bps)
GAAP: Operating ratio [2]	94.6%	93.8%	80	bps
Non-GAAP: Adjusted Operating Ratio 1 2	94.5%	93.5%	100	bps
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics" above.
2020 Compared to 2019 — Operating ratio increased by 80 basis points and Adjusted Operating Ratio increased by 100 basis points year-over-year. Brokerage gross margin decreased to 14.5% in 2020 from 15.9% in 2019. An 18.5% increase in brokerage revenue per load, partially offset by an 8.3% decrease in brokerage load volumes, contributed to a 8.8% increase in brokerage revenue, excluding intersegment transactions. Load volumes grew 67.0% year-over-year within our power-only service offering, contributing to 96.3% revenue growth within power-only and representing 24.3% of our total 2020 brokerage load volumes.
In the first half of 2020, we introduced our Select platform, which digitally matches shippers with available capacity across our brands through frictionless transactions. By the fourth quarter of 2020, over 5,000 carriers were digitally matched with loads through our Select platform, representing approximately 20% of our brokerage load volume.

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

	2020	2019	2020 vs. 2019
	(Dollars in thousands, except per load data)		Increase (decrease)
Total revenue	$391,462	$455,466	(14.1%)
Revenue, excluding intersegment transactions	$391,098	$453,978	(13.9%)
GAAP: Operating (loss) income	$(943)	$4,501	(121.0%)
Non-GAAP: Adjusted Operating (Loss) Income 1 2	$(830)	$4,501	(118.4%)
Average revenue per load [2]	$2,342	$2,426	(3.5%)
GAAP: Operating ratio [2]	100.2%	99.0%	120	bps
Non-GAAP: Adjusted Operating Ratio 1 2	100.2%	99.0%	120	bps
Load count	166,977	187,131	(10.8%)
Average tractors 2 3	577	643	(10.3%)
Average containers [2]	10,604	9,862	7.5%
1Refer to "Non-GAAP Financial Measures" below.
2Defined within "Operating Statistics" above.
3Includes 518 and 568 company-owned tractors for 2020 and 2019, respectively.
2020 Compared to 2019 — Our Intermodal segment produced a 100.2% operating ratio during 2020, compared to 99.0% during 2019. Total revenue decreased 14.1% due to a 10.8% decrease in load volumes and a decrease of 3.5% in average revenue per load.
We continue to work on initiatives to support our business, develop our network, and improve our cost structure within the Intermodal segment, and we expect to see improved results in 2021.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-reportable Segments
The non-reportable segments include support services provided to our customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, warehousing, and certain driving academy activities, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and $45.9 million in annual amortization of intangibles related to the 2017 Merger and various acquisitions).

	2020	2019	2020 vs. 2019
	(Dollars in thousands)		Increase (decrease)
Total revenue	$188,882	$130,782	44.4%
Operating loss	$(33,376)	$(67,681)	(50.7%)
2020 Compared to 2019 — The increase in total revenue within our non-reportable segments is primarily attributed to revenues from the acquisition of a warehousing company made at the beginning of the year. Improved operating loss within the non-reportable segments was primarily due to a $29.5 million year-over-year reduction in recorded legal costs for increases in legal reserves in 2019 related to various pre-2017 Merger related legal matters, which were previously disclosed by Swift, as well as additional income earned from a warehousing company acquired in 2020. These improvements were offset by a $6.7 million of expenses in 2020 for the change in fair value of the deferred earnout related to the acquisition of the recently acquired warehousing company and a $4.1 million impairment related to investments in certain alternative fuel technology.

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

	2020	2019	2020 vs. 2019
	(Dollars in thousands)		Increase (decrease)
Salaries, wages, and benefits	$1,483,188	$1,474,073	0.6%
% of total revenue	31.7%	30.4%	130	bps
% of revenue, excluding trucking fuel surcharge	33.9%	33.5%	40	bps
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
Several ongoing market factors have reduced the pool of available driving associates, contributing to a challenging driver sourcing market, which we believe will continue. Having a sufficient number of qualified driving associates is our biggest headwind, although we continue to seek ways to attract and retain qualified driving associates, including heavily investing in our recruiting efforts, our driving academies, technology, and terminals that improve the experience of driving associates. We expect driving associate pay to remain inflationary, leading to additional driving associate pay increases.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2020 Compared to 2019 — The increase in consolidated salaries, wages, and benefits was primarily due to $9.0 million in incremental payroll premiums paid during the first half of 2020 to our company driving associates and shop technicians in response to the COVID-19 pandemic. The COVID-19 expenses were clearly separable from our normal business operations and are not expected to recur once the pandemic subsides.

	2020	2019	2020 vs. 2019
	(Dollars in thousands)		Increase (decrease)
Fuel	$416,307	$583,123	(28.6%)
% of total revenue	8.9%	12.0%	(310	bps)
% of revenue, excluding trucking fuel surcharge	9.5%	13.3%	(380	bps)
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
2020 Compared to 2019 — The decrease in consolidated fuel expense is primarily due to a decrease in the average DOE fuel price to $2.56 per gallon for 2020 from $3.06 per gallon for 2019, and a 0.8% reduction in the total miles driven by company driving associates.

	2020	2019	2020 vs. 2019
	(Dollars in thousands)		Increase (decrease)
Operations and maintenance	$275,290	$322,188	(14.6%)
% of total revenue	5.9%	6.7%	(80	bps)
% of revenue, excluding trucking fuel surcharge	6.3%	7.3%	(100	bps)
Operations and maintenance expense consists of direct operating expenses, such as driving associate hiring and recruiting expenses, equipment maintenance, and tire expense.  Operations and maintenance expenses are affected by the age of our company-owned fleet of tractors and trailers, as well as total miles driven by company driving associates. We expect the driver market to remain competitive into 2021, which could increase future driving associate development and recruiting costs and negatively affect our operations and maintenance expense. We expect to continue refreshing our fleet in the coming quarters to maintain our current fleet age and low maintenance costs.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2020 Compared to 2019 — The decrease in consolidated operations and maintenance expense is attributed to the reduced maintenance expense associated with refreshing our fleet with newer equipment and the 0.8% reduction in total miles driven by company driving associates noted above.

	2020	2019	2020 vs. 2019
	(Dollars in thousands)		Increase (decrease)
Insurance and claims	$192,840	$194,336	(0.8%)
% of total revenue	4.1%	4.0%	10	bps
% of revenue, excluding trucking fuel surcharge	4.4%	4.4%	—	bps
Insurance and claims expense consists of claims costs related to our self-insured limits for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, as well as excess premium expense above these limits. In recent years, insurance carriers have raised premiums for many businesses, including transportation companies, and as a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention limits or reduce excess coverage limits when our policies are renewed or replaced. Insurance and claims expense also varies based on the number of miles driven by company driving associates and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in large, prior-year claims. In future periods, higher self-retention limits or lower excess coverage limits may cause increased volatility in our consolidated insurance and claims expense.
2020 Compared to 2019 — Consolidated insurance and claims expense decreased, but remained flat as a percentage of revenue, excluding trucking fuel surcharge. We expect insurance expense to stabilize as we begin to see the realization of our increased focus on improving our safety standards for our driving associates and independent contractors.

	2020	2019	2020 vs. 2019
	(Dollars in thousands)		Increase (decrease)
Operating taxes and licenses	$87,422	$88,481	(1.2%)
% of total revenue	1.9%	1.8%	10	bps
% of revenue, excluding trucking fuel surcharge	2.0%	2.0%	—	bps
Operating taxes and licenses include expenses such as state franchise taxes, federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.

	2020	2019	2020 vs. 2019
	(Dollars in thousands)		Increase (decrease)
Communications	$19,596	$19,520	0.4%
% of total revenue	0.4%	0.4%	—	bps
% of revenue, excluding trucking fuel surcharge	0.4%	0.4%	—	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.

	2020	2019	2020 vs. 2019
	(Dollars in thousands)		Increase (decrease)
Depreciation and amortization of property and equipment	$460,775	$420,082	9.7%
% of total revenue	9.9%	8.7%	120	bps
% of revenue, excluding trucking fuel surcharge	10.5%	9.6%	90	bps

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
2020 Compared to 2019 — The increase in consolidated depreciation and amortization of property and equipment is primarily due to an increase in owned versus leased equipment.
We expect consolidated depreciation and amortization of property and equipment to generally increase both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we do not plan to use operating leases as a primary means of funding our equipment purchases in 2021.

	2020	2019	2020 vs. 2019
	(Dollars in thousands)		Increase (decrease)
Amortization of intangibles	$45,895	$42,876	7.0%
% of total revenue	1.0%	0.9%	10	bps
% of revenue, excluding trucking fuel surcharge	1.1%	1.0%	10	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger and other acquisitions. See Note 5 and Note 11 in Part II, Item 8, of this Annual Report for further details regarding the Company's intangible assets, historical amortization, and anticipated future amortization.
2020 Compared to 2019 — The increase in consolidated amortization of intangibles for 2020 is attributed to an acquisition completed on January 1, 2020. See Note 5 in Part II, Item 8, of this Annual Report for more details regarding details of our acquisitions.
.

	2020	2019	2020 vs. 2019
	(Dollars in thousands)		Increase (decrease)
Rental expense	$86,640	$122,738	(29.4%)
% of total revenue	1.9%	2.5%	(60	bps)
% of revenue, excluding trucking fuel surcharge	2.0%	2.8%	(80	bps)
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size our revenue equipment fleet and the relative percentage of owned versus leased equipment.
2020 Compared to 2019 — The decrease in consolidated rental expense was primarily due to increasing our ratio of owned versus leased equipment.
We expect consolidated rental expense to continue to decrease both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we do not plan to use operating leases as a primary means of funding our equipment purchases in 2021.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2020	2019	2020 vs. 2019
	(Dollars in thousands)		Increase (decrease)
Purchased transportation	$936,649	$1,035,969	(9.6%)
% of total revenue	20.0%	21.4%	(140	bps)
% of revenue, excluding trucking fuel surcharge	21.4%	23.6%	(220	bps)
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
2020 Compared to 2019 — The decrease in consolidated purchased transportation expense is primarily due to a 17.5% decrease in miles driven by independent contractors, as well as lower purchased transportation expense from third-party carrier activities in our Logistics and Intermodal segments.
We expect consolidated purchased transportation will increase as a percentage of revenue, excluding trucking fuel surcharge, if we grow our logistics and intermodal businesses at a faster rate than our trucking business. The increase could be partially offset if independent contractors exit the market due to regulatory changes.

	2020	2019	2020 vs. 2019
	(Dollars in thousands)		Increase (decrease)
Impairments	$5,335	$3,486	53.0%
2020 Compared to 2019 — During 2020, impairments were related to investments in certain alternative fuel technology (within the non-reportable segments), certain tractors (within the Trucking segment), certain legacy trailers (within the non-reportable segments) as a result of a softer used equipment market, and trailer tracking equipment (within the Trucking segment). During 2019, we incurred impairment charges related to certain revenue equipment technology, warehousing equipment no longer in use, leasehold improvements from the early termination of a lease of one of our operating properties, and certain Swift legacy trailer models as a result of a softer used equipment market. The impairments were recorded across various segments, depending on the nature of the impairment.

	2020	2019	2020 vs. 2019
	(Dollars in thousands)		Increase (decrease)
Miscellaneous operating expenses	$99,488	$109,640	(9.3%)
Miscellaneous operating expenses primarily consists of legal and professional services fees, general and administrative expenses, and other costs, net of gain on sales of equipment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2020 Compared to 2019 — The decrease in consolidated miscellaneous operating expenses is primarily due to a $29.5 million year-over-year reduction in recorded legal costs for increases in legal reserves in 2019 related to various pre-2017 Merger legal matters previously disclosed by Swift. This was partially offset by a $23.2 million reduction in gain on sales of equipment due to a softer used truck market and the $6.7 million expense for the change in fair value of a deferred earnout related to the acquisition of a warehousing company.
Consolidated Other Expenses, net
The following table summarizes fluctuations in certain non-operating expenses, included in our consolidated statements of comprehensive income:

	2020	2019	2020 vs. 2019
	(Dollars in thousands)		Increase (decrease)
Interest income	$(1,928)	$(3,834)	(49.7%)
Interest expense	$17,309	$29,433	(41.2%)
Other income, net	$(11,254)	$(12,137)	(7.3%)
Income tax expense	$149,676	$103,798	44.2%
Interest income — Interest income includes interest earned from financing revenue equipment to independent contractors, as well as interest earned from our investments.
2020 Compared to 2019 — The decrease in consolidated interest income is primarily due to the rebalancing of our portfolio to cash and cash equivalents investments, due to lower yields from other types of short-term investments during 2020.
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs.
2020 Compared to 2019 — Consolidated interest expense decreased when compared to 2019, primarily due to reduced interest rates. See Note 16 in Part II, Item 8 of this Annual Report for further information related to the 2017 Debt Agreement and related interest rates and deferred loan costs.
Other income, net — Other income, net is primarily comprised of income from unrealized gains (losses) from equity securities, realized gains (losses) from Knight's investments in Transportation Resource Partners ("TRP") accounted for under the equity method, as well as certain other non-operating income and expense items that may arise outside of the normal course of business. See Note 7 in Part II, Item 8, of this Annual Report.
2020 Compared to 2019 — The unfavorable change in consolidated other income is primarily due to lower performance from our portfolio of investments when compared to 2019.
Income tax expense — In addition to the discussion below, Note 14 in Part II, Item 8 of this Annual Report provides further analysis related to income taxes.
2020 Compared to 2019 — The increase in consolidated income tax expense was primarily due to an increase in pre-tax earnings and negative impacts from certain tax-related items within our Mexico operations recognized as a discrete item. This was partially offset by stock compensation deductions and a partial release of our reserve for uncertain tax positions recognized as discrete items. In 2019, we recognized discrete items related to a partial release of our reserve for uncertain tax positions which was partially offset by a decrease in foreign income tax deductions. All of these factors resulted in a 2020 effective tax rate of 26.7% and a 2019 effective tax rate of 25.1%.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Financial Measures
The terms "Adjusted Net Income Attributable to Knight-Swift," "Adjusted EPS," "Adjusted Operating Income," "Adjusted Operating Ratio", and "Free Cash Flows," as we define them, are not presented in accordance with GAAP. These financial measures supplement our GAAP results in evaluating certain aspects of our business. We believe that using these measures improves comparability in analyzing our performance because they remove the impact of items from our operating results that, in our opinion, do not reflect our core operating performance. Management and the Board focus on Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, Adjusted Operating Income, Adjusted Operating Ratio, and Free Cash Flows as key measures of our performance, all of which are reconciled to the most comparable GAAP financial measures and further discussed below. We believe our presentation of these non-GAAP financial measures is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance.
Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, Adjusted Operating Income, Adjusted Operating Ratio, and Free Cash Flows are not substitutes for their comparable GAAP financial measures, such as net income, cash flows from operating activities, operating income, operating margin, or other measures prescribed by GAAP. There are limitations to using non-GAAP financial measures. Although we believe that they improve comparability in analyzing our period to period performance, they could limit comparability to other companies in our industry if those companies define these measures differently. Because of these limitations, our non-GAAP financial measures should not be considered measures of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.
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
Note regarding presentation: A discussion in changes in our results of operations from 2018 to 2019 has been omitted from this Annual Report, but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2019 Annual Report filed with the SEC on February 27, 2020.
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	2020	2019
	(Dollars in thousands)
GAAP: Net income attributable to Knight-Swift	$410,002	$309,206
Adjusted for:
Income tax expense attributable to Knight-Swift	149,676	103,798
Income before income taxes attributable to Knight-Swift	559,678	413,004
Amortization of intangibles [1]	45,895	42,876
Change in fair value of deferred earnout [2]	6,730	—
Impairments [3]	5,335	3,486
Legal accruals [4]	6,160	35,840
COVID-19 incremental costs [5]	12,259	—
Adjusted income before income taxes	636,057	495,206
Provision for income tax expense at effective rate [6]	(169,910)	(122,124)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$466,147	$373,082

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	2020	2019
GAAP: Earnings per diluted share	$2.40	$1.80
Adjusted for:
Income tax expense attributable to Knight-Swift	0.88	0.60
Income before income taxes attributable to Knight-Swift	3.28	2.40
Amortization of intangibles [1]	0.27	0.25
Change in fair value of deferred earnout [2]	0.04	—
Impairments [3]	0.03	0.02
Legal accruals [4]	0.04	0.21
COVID-19 incremental costs [5]	0.07	—
Adjusted income before income taxes	3.73	2.88
Provision for income tax expense at effective rate [6]	(1.00)	(0.71)
Non-GAAP: Adjusted EPS	$2.73	$2.17

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger, and other acquisitions.
2"Change in fair value of deferred earnout" reflects the expense for the change in fair value of a deferred earnout related to the acquisition of a warehousing company, which is recorded in "Miscellaneous operating expenses." Refer to Note 5 in Part II Item 8 of this Annual Report for additional details.
3"Impairments" reflects the following non-cash impairments:
•During 2020, impairments related to investments in certain alternative fuel technology (within the non-reportable segments), certain tractors (within the Trucking segment), certain legacy trailers (within the non-reportable segments) as a result of a softer used equipment market, and trailer tracking equipment (within the Trucking segment).
•During 2019, impairments related to certain revenue equipment technology, warehousing equipment no longer in use, certain Swift legacy trailer models as a result of a softer used equipment market, as well as $2.2 million related to certain leasehold improvements from an early termination of a lease of one of our operating properties. The impairments were recorded across various segments, depending on the nature of the impairment.
4"Legal accruals" are included in "Miscellaneous operating expenses" in the consolidated statements of comprehensive income and reflect the following:
•2020 costs related to certain class action lawsuits involving certain pre-merger employment-related claims that were previously disclosed by Swift,
•2019 legal costs reflecting revised estimates for various pre-2017 merger legal matters within the non-reportable segments, and costs associated with an issued jury verdict.
5"COVID-19 incremental costs" reflects costs incurred during the first half of 2020 that were directly attributable to the pandemic and were incremental to those incurred prior to the outbreak. These include payroll premiums paid to our driving associates and shop technicians, additional disinfectants and cleaning supplies, and various other pandemic-specific items. The costs are clearly separable from our normal business operations and are not expected to recur once the pandemic subsides.
6For 2019, an effective tax rate of 24.6% was applied in our 2019 Adjusted EPS calculation to normalize permanent differences pertaining to a Value Added Tax ("VAT") adjustment within Swift's Mexico operations. The adjustment pertains to pre-2017 Merger VAT receivables from 2016 and prior years that have been deemed unrecoverable as of December 31, 2019.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	2020	2019
GAAP Presentation	(Dollars in thousands)
Total revenue	$4,673,863	$4,843,950
Total operating expenses	(4,109,425)	(4,416,512)
Operating income	$564,438	$427,438
Operating ratio	87.9%	91.2%

Non-GAAP Presentation
Total revenue	$4,673,863	$4,843,950
Trucking fuel surcharge	(304,656)	(448,618)
Revenue, excluding trucking fuel surcharge	4,369,207	4,395,332

Total operating expenses	4,109,425	4,416,512
Adjusted for:
Trucking fuel surcharge	(304,656)	(448,618)
Amortization of intangibles [1]	(45,895)	(42,876)
Change in fair value of deferred earnout [2]	(6,730)	—
Impairments [3]	(5,335)	(3,486)
Legal accruals [4]	(6,160)	(35,840)
COVID-19 incremental costs [5]	(12,259)	—
Adjusted Operating Expenses	3,728,390	3,885,692
Adjusted Operating Income	$640,817	$509,640
Adjusted Operating Ratio	85.3%	88.4%
1See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 1.
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
4See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 4.
5See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Trucking Segment

	2020	2019
GAAP Presentation	(Dollars in thousands)
Total revenue	$3,786,030	$3,952,866
Total operating expenses	(3,207,518)	(3,484,117)
Operating income	$578,512	$468,749
Operating ratio	84.7%	88.1%

Non-GAAP Presentation
Total revenue	$3,786,030	$3,952,866
Fuel surcharge	(304,656)	(448,618)
Intersegment transactions	(753)	(157)
Revenue, excluding fuel surcharge and intersegment transactions	3,480,621	3,504,091

Total operating expenses	3,207,518	3,484,117
Adjusted for:
Fuel surcharge	(304,656)	(448,618)
Intersegment transactions	(753)	(157)
Amortization of intangibles [1]	(1,296)	(1,371)
Impairments [2]	(1,131)	(2,417)
COVID-19 incremental costs [3]	(12,146)	—
Adjusted Operating Expenses	2,887,536	3,031,554
Adjusted Operating Income	$593,085	$472,537
Adjusted Operating Ratio	83.0%	86.5%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in historical Knight acquisitions.
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Logistics Segment

	2020	2019
GAAP Presentation	(Dollars in thousands)
Total revenue	$375,841	$352,988
Total operating expenses	(355,596)	(331,119)
Operating income	$20,245	$21,869
Operating ratio	94.6%	93.8%

Non-GAAP Presentation
Total revenue	$375,841	$352,988
Intersegment transactions	(10,742)	(9,105)
Revenue, excluding intersegment transactions	365,099	343,883

Total operating expenses	355,596	331,119
Adjusted for:
Intersegment transactions	(10,742)	(9,105)
Impairments [1]	—	(621)
Adjusted Operating Expenses	344,854	321,393
Adjusted Operating Income	$20,245	$22,490
Adjusted Operating Ratio	94.5%	93.5%
1See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
Intermodal Segment

	2020	2019
GAAP Presentation	(Dollars in thousands)
Total revenue	$391,462	$455,466
Total operating expenses	(392,405)	(450,965)
Operating (loss) income	$(943)	$4,501
Operating ratio	100.2%	99.0%

Non-GAAP Presentation
Total revenue	$391,462	$455,466
Intersegment transactions	(364)	(1,488)
Revenue, excluding intersegment transactions	391,098	453,978

Total operating expenses	392,405	450,965
Adjusted for:
Intersegment transactions	(364)	(1,488)
COVID-19 incremental costs [1]	(113)	—
Adjusted Operating Expenses	391,928	449,477
Adjusted Operating (Loss) Income	$(830)	$4,501
Adjusted Operating Ratio	100.2%	99.0%
1See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
The following table presents our available sources of liquidity as of December 31, 2020:

Source:	Amount
(In thousands)
Cash and cash equivalents, excluding restricted cash	$156,699
Availability under Revolver, due October 2022 [1]	560,656
Availability under 2018 RSA, due July 2021 [2]	21,419
Total unrestricted liquidity	$738,774
Cash and cash equivalents – restricted [3]	40,578
Restricted investments, held-to-maturity, amortized cost [3]	9,001
Total liquidity, including restricted cash and restricted investments	$788,353

1As of December 31, 2020, we had $210.0 million in borrowings under our $800.0 million Revolver. We additionally had $29.3 million in outstanding letters of credit (discussed below), leaving $560.7 million available under the Revolver.
2Based on eligible receivables at December 31, 2020, our borrowing base for the 2018 RSA was $302.7 million, while outstanding borrowings were $214.0 million. We additionally had $67.3 million in outstanding letters of credit (discussed below), leaving $21.4 million available under the 2018 RSA. The Company intends to refinance prior to the maturity date.
3Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $39.3 million, which is included in "Cash and cash equivalents — restricted" in the consolidated balance sheet and is held by Mohave and Red Rock for claims payments. The remaining $1.3 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, maintain and improve our driving associate facing shop and office facilities, invest in technology, and fund replacement in our revenue equipment fleet. We expect net cash capital expenditures to be in the range of $450.0 to $500.0 million in 2021, but intend to keep this range as flexible as possible to appropriately respond to pending business opportunities and the overall market environment. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.
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
Refer to Note 18 in Part II, Item 8 of this Annual Report for additional discussion of our short-term and long-term contractual payment obligations related to purchase commitments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Principal and Interest Payments — As of December 31, 2020, we had material debt and finance lease obligations of $914.8 million (gross of deferred loan costs) which are discussed under "Material Debt Agreements," below. A modest portion of our cash flows from operations are committed to minimum payments of principal and interest on our debt facilities and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances. Following the 2017 Merger, the combined company carries substantially more debt than Knight has historically carried and the combined company has significantly higher interest expense and exposure to interest rate fluctuations than Knight historically had.
Prior to the maturity of our 2018 RSA, Term Loan, and Revolver, we expect to be contractually obligated to make interest payments of approximately $1.2 million, $7.4 million, and $4.3 million, respectively. Refer to Notes 15 and 16 in Part II, Item 8 of this Annual Report for additional discussion of the principal payment obligations related to the 2018 RSA and 2017 Debt Agreement.
Refer to Note 17 in Part II, Item 8 of this Annual Report for additional discussion on our contractual principal and interest payment obligations for finance leases.
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
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. In November 2020, the Board authorized $250.0 million in share repurchases, replacing the previous plan which had approximately $54.1 million of authorized purchases remaining. The 2020 Knight-Swift Repurchase Plan had $250.0 million available as of December 31, 2020. See further details regarding our share repurchases under Note 20 in Part II, Item 8 of this Annual Report.
Working Capital
As of December 31, 2020 and December 31, 2019, we had a working capital surplus of $83.7 million and a working capital deficit of $103.0 million, respectively. The change was primarily due to reclassification of the Term Loan from "Finance lease liabilities and long-term debt – current portion" to "Long-term debt – less current portion" due to the 2020 amendment of the 2017 Debt agreement. This was partially offset by the 2018 RSA maturing on July 9, 2021, resulting in a $213.9 million reclassification from "Accounts receivable securitization – less current portion" to "Accounts receivable securitization – current portion" on the consolidated balance sheet as of December 31, 2020. We intend to refinance the 2018 RSA prior to its maturity.
Material Debt Agreements
As of December 31, 2020, we had $913.6 million in material debt obligations at the following carrying values:
•$298.9 million: Term Loan, due October 2022, net of $1.1 million in deferred loan costs
•$213.9 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.1 million in deferred loan costs
•$190.8 million: Finance lease obligations
•$210.0 million: Revolver, due October 2022
As of December 31, 2019, we had $918.8 million in material debt obligations at the following carrying values:
•$364.8 million: Term Loan, due October 2020, net of $0.2 million in deferred loan costs
•$204.8 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.2 million in deferred loan costs
•$70.2 million: Finance lease obligations
•$279.0 million: Revolver, due October 2022
Key terms and other details regarding our material debt and finance leases are discussed in Notes 15, 16, and 17 in Part II, Item 8 of this Annual Report, and is incorporated by reference herein.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	2020	2019	Change
	(In thousands)
Net cash provided by operating activities	$919,645	$839,594	$80,051
Net cash used in investing activities	(480,712)	(583,706)	102,994
Net cash used in financing activities	(443,884)	(184,636)	(259,248)
Net Cash Provided by Operating Activities
2020 Compared to 2019 — The $80.1 million increase in net cash provided by operating activities was primarily due to a $137.0 million increase in operating income and an $11.5 million decrease in interest payments on our long-term debt and finance leases. This was partially offset by a $93.4 million cash settlement paid during 2020, associated with a pre-2017 Merger legal matter that was previously accrued and disclosed by Swift.
Net Cash Used in Investing Activities
2020 Compared to 2019 — The $103.0 million decrease in net cash used in investing activities was primarily due to a $182.0 million decrease in net cash capital expenditures, which was partially offset by a $44.9 million increase in net cash used for acquisitions and a $40.9 million increase in cash invested in equity method investments, which included a $39.6 million investment in a transportation-related company.
Net Cash Used in Financing Activities
2020 Compared to 2019 — We used $259.2 million more cash for financing activities, primarily as a result of a $142.3 million net increase in repayments of our debt and finance lease obligations, increasing our repurchases of our common stock by $92.7 million, and increasing dividends paid by $13.2 million.

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

claims development factors that are based upon historical experience had increased by 10%, our claims accrual as of December 31, 2020 would have potentially increased by $20.4 million.
Refer to Note 13, in Part II, Item 8 of this Annual Report for discussion about the changes in the claims accrual balance.
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
Knight-Swift evaluated its goodwill associated with the 2017 Merger and other acquisitions as of June 30, 2020 and 2019. The evaluations were completed using fair value measurement guidance prescribed in ASC Topic 350, Intangibles – Goodwill and Other. The fair value of the goodwill was established using an equal weighting of both the income and market approaches. In evaluating this quantitative analysis, the Company determined that it was more likely than not that fair value exceeded carrying value for the Company's reporting units as of June 30, 2020 and 2019.
The test of indefinite-lived intangible assets consists of a comparison of the estimated fair value of the trade names to their carrying values. The determination of the fair value of the trade names requires management to make significant estimates and assumptions related to forecasts of future revenues, discount rates, and royalty rates. Changes in these assumptions could materially affect the determination of the fair value of the trade names, the amount of any trade names impairment charge, or both. Management evaluated trade names for impairment as of June 30, 2020, and 2019 noting that the fair value exceeded carrying value for the trade name.
Refer to Note 11, in Part II, Item 8 of this Annual Report for discussion about the changes in the goodwill and indefinite-lived intangible asset balances.
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
Refer to Note 11, in Part II, Item 8 of this Annual Report for discussion about the impact of the amortization of definite-lived intangibles on our results for 2020 and 2019.
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
Refer to Note 23, in Part II, Item 8 of this Annual Report for discussion about the changes in long-lived assets and the impact on our results for 2020 and 2019.

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
Refer to Note 14, in Part II, Item 8 of this Annual Report for discussion about the changes in the balances of deferred taxes assets and related valuation allowances.
Leases — In accordance with ASC Topic 842, Leases, property and equipment held under operating leases are recorded as right-of-use assets, with a corresponding operating lease liability. Additionally, property and equipment held under finance leases are recorded as property and equipment with corresponding finance lease liabilities. All expenses related to operating leases are reflected in our consolidated statements of comprehensive income in "Rental expense." Expenses related to finance leases are reflected in our consolidated statements of comprehensive income in "Depreciation and amortization of property and equipment" and "Interest expense." At the inception of a lease, management judgment is involved in the determination of the discount rate, the determination of whether a contract contains a lease, classification of operating versus finance lease, assessment of useful lives, and estimation of residual values. Discounted future minimum lease payments are used in determining the lease classification represent the present value of minimum rental payments called for over the lease term, inclusive of residual value guarantees (if applicable) and amounts that would be required to be paid, if any, by the Company upon default for leases containing subjective acceleration or cross default clauses.
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
Refer to Note 17, in Part II, Item 8 of this Annual Report for discussion about the changes in balance of operating leases.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Refer to Note 21, in Part II, Item 8 of this Annual Report for discussion about the assumptions related to these awards and the impact on our results for 2020 and 2019.
Legal Settlements and Reserves — See Note 19 in Part II Item 8 of this Annual Report.

Recently Issued Accounting Pronouncements
See Part II Item 8 of this Annual Report, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's consolidated financial statements, as follows:
•Note 3 for accounting pronouncements adopted during 2020.
•Note 4 for recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2017 Debt Agreement and 2018 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 1.1% as of December 31, 2020) and fixed rate equipment lease financing. Assuming the level of borrowings as of December 31, 2020, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $7.2 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US decreased to an average of $2.56 per gallon for 2020 from an average of $3.06 per gallon for 2019. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018, together with related notes and the report of Grant Thornton LLP, independent registered public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Annual Report.

Audited Financial Statements of Knight-Swift Transportation Holdings Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Knight-Swift Transportation Holdings Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Knight-Swift Transportation Holdings Inc. (an Arizona corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2021 expressed an unqualified opinion.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Goodwill impairment assessment
As described further in Notes 2 and 11 to the consolidated financial statements, management evaluates goodwill on an annual basis as of June 30, or more frequently if impairment indicators exist, at the reporting unit level. Management estimates the fair values of its reporting units using a combination of the income and market approaches. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future revenues and operating expenses and discount rates. Changes in these assumptions could materially affect the determination of the fair value of the reporting units, the amount of any goodwill impairment charge, or both.
We identified the goodwill impairment assessment of certain reporting units as a critical audit matter. The principal consideration for this determination is that management utilized significant judgment when estimating the fair value of these reporting units. In turn, auditing management’s judgments regarding forecasts of future revenues and operating expenses, and the discount rates applied, involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgments.

Our audit procedures related to the goodwill impairment assessment included the following, among others:
•We tested the effectiveness of controls relating to the goodwill impairment assessment, including the determination of the fair value of the reporting units.
•We tested management’s process for determining the fair value of the reporting units. This included evaluating the appropriateness of the valuation methods, testing the completeness, accuracy and relevance of data used by management, and evaluating the reasonableness of management’s significant assumptions, which included forecasted revenues, operating expenses, and net capital expenditures. We tested whether these forecasts were reasonable and consistent with historical performance, third-party market data, and other evidence obtained in other areas of the audit.
•We tested the Company’s discounted cash flow models for the reporting units with the assistance of valuation specialists, including the reasonableness of the utilized discount rates.
•We tested the Company’s use of the market approach with the assistance of valuation specialists, including the reasonableness of selected multiples.
Indefinite-lived intangible asset impairment assessment - trade names
As described further in Notes 2 and 11 to the consolidated financial statements, management evaluates trade names for impairment on an annual basis as of June 30, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value. The impairment test consists of a comparison of the estimated fair value of the trade names to their carrying values. The determination of the fair value of the trade names requires management to make significant estimates and assumptions related to forecasts of future revenues, discount rates, and royalty rates. Changes in these assumptions could materially affect the determination of the fair value of the trade names, the amount of any trade names’ impairment charge, or both.
We identified the trade names impairment assessment as a critical audit matter. The principal consideration for this determination is that management used significant judgment when estimating the fair value of the trade names. In turn, auditing management’s judgments regarding forecasts of future revenue, the discount rates applied, and the royalty rates, involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgments.
Our audit procedures related to the trade names indefinite-lived intangible asset impairment assessment included the following, among others:
•We tested the effectiveness of controls relating to the trade names’ impairment assessment, including the determination of the fair value of the trade names.
•We tested management’s process for determining the fair value of the trade names. This included evaluating the appropriateness of the valuation method, testing the completeness, accuracy and relevance of data used by management, and evaluating the reasonableness of management’s significant assumptions, which included forecasted revenues. We tested whether these forecasts were reasonable and consistent with historical performance, third-party market data, and other evidence obtained in other areas of the audit.
•We tested the reasonableness of the Company’s discount rates and royalty rates with the assistance of valuation specialists.
Auto liability and workers’ compensation claims accrual
As described further in Notes 2 and 13 to the consolidated financial statements, the Company is self-insured for a portion of its risk related to auto liability and workers’ compensation. The Company accrues for the cost of the self-insured portion of unpaid claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends. The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties.
We identified the estimation of Swift’s auto liability and workers’ compensation claims accruals, subject to certain self-insured retention, as a critical audit matter. Auto liability and workers’ compensation unpaid claim liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The principal considerations for assessing auto liability and workers’ compensation claims as a critical audit matter are the high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.
Our audit procedures related to the auto liability and workers' compensation claims accrual included the following, among others:
•We tested the effectiveness of controls over auto liability and workers’ compensation claims, including the completeness and accuracy of claim expenses and payments.
•We tested management’s process for determining the auto liability and workers’ compensation accrual, including evaluating the reasonableness of the methods and assumptions used in estimating the ultimate claim losses with the assistance of an actuarial specialist.
•We tested the claims data used in the claims liability calculation by inspecting source documents to test key attributes of the claims data.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2011.
Phoenix, Arizona
February 25, 2021

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Balance Sheets

	December 31,
	2020	2019
ASSETS	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$156,699	$159,722
Cash and cash equivalents – restricted	39,328	41,331
Restricted investments, held-to-maturity, amortized cost	9,001	8,912
Trade receivables, net of allowance for doubtful accounts of $22,093 and $18,178, respectively	578,479	518,547
Contract balance – revenue in transit	14,560	12,696
Prepaid expenses	71,649	62,160
Assets held for sale	29,756	41,786
Income tax receivable	2,903	17,026
Other current assets	20,988	27,848
Total current assets	923,363	890,028
Property and equipment:
Revenue equipment	3,417,194	3,007,774
Land and land improvements	236,517	228,546
Buildings and building improvements	458,464	406,105
Furniture and fixtures	69,250	61,567
Shop and service equipment	29,033	26,417
Leasehold improvements	12,890	12,330
Total property and equipment	4,223,348	3,742,739
Less: accumulated depreciation and amortization	(1,230,696)	(892,019)
Property and equipment, net	2,992,652	2,850,720
Operating lease right-of-use-assets	113,296	169,425
Goodwill	2,922,964	2,918,992
Intangible assets, net	1,389,245	1,379,459
Other long-term assets	126,482	73,108
Total assets	$8,468,002	$8,281,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,001	$99,194
Accrued payroll and purchased transportation	160,888	110,065
Accrued liabilities	88,894	175,222
Claims accruals – current portion	174,928	150,805
Finance lease liabilities and long-term debt – current portion	52,583	377,651
Operating lease liabilities – current portion	47,496	80,101
Accounts receivable securitization – current portion	213,918	—
Total current liabilities	839,708	993,038
Revolving line of credit	210,000	279,000
Long-term debt – less current portion	298,907	—
Finance lease liabilities – less current portion	138,243	57,383
Operating lease liabilities – less current portion	69,852	96,160
Accounts receivable securitization – less current portion	—	204,762
Claims accruals – less current portion	174,814	196,912
Deferred tax liabilities	815,941	771,719
Other long-term liabilities	48,497	14,455
Total liabilities	2,595,962	2,613,429
Commitments and contingencies (notes 5, 18, and 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 166,553 and 170,688 shares issued and outstanding as of December 31, 2020 and 2019, respectively.	1,665	1,707
Additional paid-in capital	4,301,424	4,269,043
Retained earnings	1,566,759	1,395,465
Total Knight-Swift stockholders' equity	5,869,848	5,666,215
Noncontrolling interest	2,192	2,088
Total stockholders’ equity	5,872,040	5,668,303
Total liabilities and stockholders’ equity	$8,468,002	$8,281,732
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Comprehensive Income

	2020	2019	2018
	(In thousands, except per share data)
Revenue:
Revenue, excluding trucking fuel surcharge	$4,369,207	$4,395,332	$4,809,668
Trucking fuel surcharge	304,656	448,618	534,398
Total revenue	4,673,863	4,843,950	5,344,066
Operating expenses:
Salaries, wages, and benefits	1,483,188	1,474,073	1,495,126
Fuel	416,307	583,123	621,997
Operations and maintenance	275,290	322,188	340,627
Insurance and claims	192,840	194,336	215,362
Operating taxes and licenses	87,422	88,481	90,778
Communications	19,596	19,520	20,911
Depreciation and amortization of property and equipment	460,775	420,082	387,505
Amortization of intangibles	45,895	42,876	42,584
Rental expense	86,640	122,738	177,406
Purchased transportation	936,649	1,035,969	1,318,303
Impairments	5,335	3,486	2,798
Miscellaneous operating expenses	99,488	109,640	61,626
Total operating expenses	4,109,425	4,416,512	4,775,023
Operating income	564,438	427,438	569,043
Other (expenses) income:
Interest income	1,928	3,834	3,200
Interest expense	(17,309)	(29,433)	(30,170)
Other income, net	11,254	12,137	9,965
Total other (expenses) income, net	(4,127)	(13,462)	(17,005)
Income before income taxes	560,311	413,976	552,038
Income tax expense	149,676	103,798	131,389
Net income	410,635	310,178	420,649
Net income attributable to noncontrolling interest	(633)	(972)	(1,385)
Net income attributable to Knight-Swift	$410,002	$309,206	$419,264

Earnings per share:
Basic	$2.42	$1.80	$2.37
Diluted	$2.40	$1.80	$2.36

Dividends declared per share:	$0.32	$0.24	$0.24

Weighted average shares outstanding:
Basic	169,711	171,541	177,018
Diluted	170,549	172,142	177,999
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
	(In thousands)
Balances, December 31, 2017	177,998	$1,780	$4,219,214	$1,016,738	$5,237,732	$2,638	$5,240,370
Common stock issued to employees	670	6	10,944		10,950		10,950
Common stock issued to the board of directors	19	—	774		774		774
Common stock issued under employee stock purchase plan	49	1	1,822		1,823		1,823
Company shares repurchased	(5,892)	(59)		(179,259)	(179,318)		(179,318)
Shares withheld – restricted stock unit settlement				(2,550)	(2,550)		(2,550)
Employee stock-based compensation expense			11,488		11,488		11,488
Cash dividends paid and dividends accrued ($0.24 per share)				(42,642)	(42,642)		(42,642)
Net income attributable to Knight-Swift				419,264	419,264		419,264
Distribution to noncontrolling interest						(2,253)	(2,253)
Net income attributable to noncontrolling interest						1,385	1,385
Net acquisition of remaining ownership interest, previously noncontrolling			(1,873)		(1,873)		(1,873)
Net cumulative-effect adjustment from adopting ASC Topic 606				5,301	5,301		5,301
Balances, December 31, 2018	172,844	$1,728	$4,242,369	$1,216,852	$5,460,949	$1,770	$5,462,719
Common stock issued to employees	621	7	10,471		10,478		10,478
Common stock issued to the board of directors	19	—	531		531		531
Common stock issued under employee stock purchase plan	78	1	2,297		2,298		2,298
Company shares repurchased	(2,874)	(29)		(86,863)	(86,892)		(86,892)
Shares withheld – restricted stock unit settlement				(2,330)	(2,330)		(2,330)
Employee stock-based compensation expense			13,375		13,375		13,375
Cash dividends paid and dividends accrued ($0.24 per share)				(41,400)	(41,400)		(41,400)
Net income attributable to Knight-Swift				309,206	309,206		309,206
Distribution to noncontrolling interest						(654)	(654)
Net income attributable to noncontrolling interest						972	972
Balances, December 31, 2019	170,688	$1,707	$4,269,043	$1,395,465	$5,666,215	$2,088	$5,668,303
Common stock issued to employees	631	6	10,007		10,013		10,013
Common stock issued to the board of directors	13	—	515		515		515
Common stock issued under employee stock purchase plan	62	—	2,220		2,220		2,220
Company shares repurchased	(4,841)	(48)		(179,537)	(179,585)		(179,585)
Shares withheld – restricted stock unit settlement				(4,510)	(4,510)		(4,510)
Employee stock-based compensation expense			19,639		19,639		19,639
Cash dividends paid and dividends accrued ($0.32 per share)				(54,661)	(54,661)		(54,661)
Net income attributable to Knight-Swift				410,002	410,002		410,002
Distribution to noncontrolling interest						(529)	(529)
Net income attributable to noncontrolling interest						633	633
Balances, December 31, 2020	166,553	$1,665	$4,301,424	$1,566,759	$5,869,848	$2,192	$5,872,040
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Cash Flows

	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$410,635	$310,178	$420,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	506,670	462,958	430,089
Gain on sale of property and equipment	(9,706)	(32,935)	(36,236)
Impairments	5,335	3,486	2,798
Deferred income taxes	46,214	30,731	62,469
Non-cash lease expense	80,891	120,769	—
Other adjustments to reconcile net income to net cash provided by operating activities	43,682	24,156	4,617
Increase (decrease) in cash resulting from changes in:
Trade receivables	(75,521)	70,106	(9,375)
Income tax receivable	14,123	(10,069)	48,171
Accounts payable	7,500	(13,180)	(18,033)
Accrued liabilities and claims accrual	(31,210)	(919)	(14,367)
Operating lease liabilities	(83,675)	(121,737)	—
Other assets and liabilities	4,707	(3,950)	(8,805)
Net cash provided by operating activities	919,645	839,594	881,977
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	13,675	22,695	26,970
Purchases of held-to-maturity investments	(16,936)	(14,302)	(22,156)
Proceeds from sale of property and equipment, including assets held for sale	133,230	260,140	225,821
Purchases of property and equipment	(521,067)	(829,977)	(755,997)
Expenditures on assets held for sale	(483)	(16,093)	(30,322)
Net cash, restricted cash, and equivalents invested in acquisitions	(46,811)	(1,885)	(101,693)
Other cash flows from investing activities	(42,320)	(4,284)	10,085
Net cash used in investing activities	(480,712)	(583,706)	(647,292)
Cash flows from financing activities:
Repayment of finance leases and long-term debt	(148,910)	(115,642)	(46,630)
(Repayments) borrowings on revolving lines of credit, net	(69,000)	84,000	70,000
Borrowings under accounts receivable securitization	61,000	150,000	70,000
Repayment of accounts receivable securitization	(52,000)	(185,000)	(135,000)
Proceeds from common stock issued	12,748	13,307	13,547
Repurchases of the Company's common stock	(179,585)	(86,892)	(179,318)
Dividends paid	(54,620)	(41,425)	(42,770)
Other cash flows from financing activities	(13,517)	(2,984)	(5,271)
Net cash used in financing activities	(443,884)	(184,636)	(255,442)
Net (decrease) increase in cash, restricted cash, and equivalents	(4,951)	71,252	(20,757)
Cash, restricted cash, and equivalents at beginning of period	202,228	130,976	151,733
Cash, restricted cash, and equivalents at end of period	$197,277	$202,228	$130,976

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Cash Flows — Continued

	2020	2019	2018
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,396	$28,916	$28,723
Income taxes	80,006	78,658	16,106
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$651	$6,748	$11,931
Equipment sales receivables	223	1,333	5,565
Financing provided to independent contractors for equipment sold	5,428	5,288	1,742
Transfer from property and equipment to assets held for sale	75,292	137,391	133,434
Contingent consideration associated with acquisition	16,200	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	12,406	9,803	—
Right-of-use assets obtained in exchange for new operating lease liabilities through acquisitions	12,356	—	—
Property and equipment obtained in exchange for new finance lease liabilities	137,097	—	—
Property and equipment obtained in exchange for finance lease liabilities reclassified from operating lease liabilities	67,430	56,352	—

Reconciliation of Cash, Restricted Cash, and Equivalents:	2020	2019	2018
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$156,699	$159,722	$82,486
Cash and cash equivalents – restricted [1]	39,328	41,331	46,888
Other long-term assets [1]	1,250	1,175	1,602
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$197,277	$202,228	$130,976

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During 2020, the Trucking segment operated an average of 18,448 tractors (comprised of 16,379 company tractors and 2,069 independent contractor tractors) and 57,722 trailers. Additionally, the Intermodal segment operated an average of 577 tractors and 10,604 intermodal containers. The Company's three reportable segments are Trucking, Logistics, and Intermodal.
Segment Realignment
During the first quarter of 2019, the Company reorganized its operating segments to reflect management’s revised reporting structure which is based around the transportation service offerings provided to our customers, as well as the equipment utilized. The Company aggregated these various operating segments into three reportable segments based on similarities with both their qualitative and economic characteristics. Under this revised structure, the Company's three reportable segments are as follows:
•The Trucking segment now includes the results of the previously-reported Knight Trucking, Swift Truckload, Swift Dedicated, and Swift Refrigerated segments.
•The Logistics segment now includes the results of the Knight brokerage and Swift logistics businesses which were previously included within the Knight Logistics and Swift non-reportable segments, respectively.
•The Intermodal segment now includes the results of the previously-reported Swift Intermodal segment and the results of the Knight intermodal business, which was previously included in the Knight Logistics segment.
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
Other Acquisitions
On January 1, 2020 the Company acquired a warehousing company to complement its suite of services. Please refer to Note 5 of this Annual Report for more information about this acquisition.

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
With respect to transactional/durational data, references to "years", including "2020", "2019", and "2018" pertain to calendar years. Similarly, references to "quarters", including "first", "second", "third", and "fourth" pertain to calendar quarters.
Note regarding comparability — The reported results do not include the results of operations of Abilene and its subsidiaries on and prior to its acquisition by the Company on March 16, 2018 in accordance with the accounting treatment applicable to the transaction. Additionally, the reported results do not include the results of operations of the warehousing company prior to its acquisition by the Company on January 1, 2020 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's 2020 results and prior periods may not be meaningful.
Joint ventures — The financial activities of the following entities with which the Company has joint ventures are consolidated. The noncontrolling interest for these entities is presented as a separate component of the consolidated financial statements.
•In 2014, Knight formed an Arizona limited liability company, now known as Kold Trans, LLC, for the purpose of expanding its refrigerated trucking business. Knight was entitled to 80.0% of the profits of the entity and has effective control over the management of the entity. During 2018, the Company purchased the remaining 20.0% of the joint venture, eliminating the related noncontrolling interest.
•In 2010, Knight partnered with a non-related investor to form an Arizona limited liability company for the purpose of sourcing commercial vehicle parts. Knight acquired a 52.0% ownership interest in this entity.
Equity method and other equity investments — Refer to Note 7 for basis of presentation disclosures regarding the Company's equity method and other equity investments.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Impact of COVID-19
COVID-19 became a global pandemic in 2020, which triggered a significant downturn in the global economy. The Company continues to operate its business through the COVID-19 pandemic and has taken additional precautions to ensure the safety of its employees, customers, vendors, and the communities in which it operates. During 2020, the Company incurred $12.3 million of expenses (all within the first half of the year) directly attributable to the pandemic, which were incremental to those incurred prior to the outbreak. These primarily pertained to payroll premiums paid to driving associates and shop technicians, additional disinfectants and cleaning supplies, and various other pandemic-specific items. The costs are clearly separable from normal business operations and are not expected to recur once the pandemic subsides.

Note 2 — Summary of Significant Accounting Policies
Use of Estimates — The preparation of the consolidated financial statements, in accordance with GAAP, requires management to make estimates and assumptions about future events that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates and periodically adjusts its estimates and assumptions, based on historical experience, the impact of the current economic environment, and other key factors. Volatile energy markets, as well as changes in consumer spending have increased the inherent uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Significant items subject to such estimates and assumptions include:
•carrying amount of property and equipment;
•carrying amount of goodwill and intangible assets;
•leases;
•estimates of claims accruals;
•contingent obligations;
•calculation of stock-based compensation;
•valuation allowance for deferred income tax assets;
•valuation allowances for receivables;
•valuation allowances for inventories; and
•valuation of financial instruments.
Segments — The Company uses the "management approach" to determine its reportable segments, as well as to determine the basis of reporting the operating segment information. Certain of the Company's operating segments have been aggregated into reportable segments. The management approach focuses on financial information that management uses to make operating decisions. The Company's chief operating decision makers use total revenue, operating expense categories, operating ratios, operating income, and key operating statistics to evaluate performance and allocate resources to the Company's operations and is based around the transportation service offerings provided to our customers, as well as the equipment utilized.
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
Restricted Investments — The Company's investments are restricted by insurance regulations to fund the insurance claim losses to be paid by the captive insurance companies. The Company accounts for its investments in accordance with ASC Topic 320, Investments – Debt Securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates the determination on a quarterly basis. As of December 31, 2020, all of the Company's investments in fixed-maturity securities were classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost. The amortized cost of debt securities is adjusted using the effective interest rate method for amortization of premiums and accretion of discounts. Amortization and accretion are reported in "Other income, net" in the consolidated statements of comprehensive income.
Management periodically evaluates restricted investments for impairment. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in estimated fair value. Management accounts for other-than-temporary impairments of debt securities in accordance with ASC Topic 320. This guidance requires the Company to evaluate whether it intends to sell an impaired debt security or whether it is more likely than not that it will be required to sell an impaired debt security before recovery of the amortized cost basis. If either of these criteria are met, an impairment loss equal to the difference between the debt security's amortized cost and its estimated fair value is recognized in earnings. For impaired debt securities that do not meet these criteria, the Company determines if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security's amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of accumulated other comprehensive income.
See Note 6 for additional disclosures regarding the Company's restricted investments.
Inventories and Supplies — Inventories and supplies, which are included in "Other current assets" in the consolidated balance sheets, primarily consist of spare parts, tires, fuel, and supplies and are stated at lower of cost or net realizable value. Depending on the class of inventory, cost is determined using the first-in, first-out method or average cost. Replacement tires held in the shops are classified as inventory and expensed when placed in service. Replacement tire costs incurred over the road are immediately expensed.
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
Depreciation of property and equipment is calculated on a straight-line basis down to the salvage value, as applicable, over the following estimated useful lives:

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Category:	Range (in years)
Revenue equipment *	3	—	20
Shop and service equipment	2	—	10
Land improvements	5	—	15
Buildings and building improvements	10	—	40
Furniture and fixtures	3	—	10
Leasehold improvements	Life of the lease
*For finance leases involving revenue equipment, the depreciation period is equal to the term of the lease agreement.
Management believes that these methods properly spread the costs over the useful lives of the assets. Management judgment is involved when determining estimated useful lives of the Company's long-lived assets. Useful lives of the Company's long-lived assets are determined based on historical experience, as well as future expectations regarding the period the Company expects to benefit from the asset. Factors affecting estimated useful lives of property and equipment may include estimating loss, damage, obsolescence, and Company policies around maintenance and asset replacement.
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
Goodwill — Management evaluates goodwill on an annual basis as of June 30th, or more frequently if indicators of impairment exist. The Company performs a quantitative analysis on an annual basis, in accordance with ASC Topic 350, Goodwill and Other Intangible Assets. Management estimates the fair values of its reporting units using a combination of the income and market approaches. If the carrying amount of a reporting unit exceeds the fair value, then management recognizes an impairment loss of the same amount. This loss is only limited to the total amount of goodwill allocated to that reporting unit. Refer to Note 11 for discussion of the results of the Company's annual evaluation as of June 30, 2020.
On a periodic basis, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company conducts a quantitative goodwill impairment test.
See Notes 5 and 11 for additional disclosures regarding the Company's goodwill.
Intangible Assets other than Goodwill — The Company's intangible assets other than goodwill primarily consist of acquired customer relationships and a trade name from the 2017 Merger, as well as intangibles from other acquisitions. Amortization of acquired customer relationships and other intangibles is calculated on a straight-line basis over the estimated useful life, which ranges from 3 years to 20 years. The trade names have indefinite useful lives and are not amortized, but are tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. Estimating fair value includes several significant assumptions, including future cash flow estimates, determination of appropriate discount rates, royalty rates, and other assumptions that management believed reasonable under the circumstances. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment.
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
Leases — Management evaluates the Company’s leases based on the underlying asset groups. The assets currently underlying the Company’s leases include revenue equipment (primarily tractors and trailers), real estate (primarily buildings, office space, land, and drop yards), as well as technology and other equipment that supports business operations. Management’s significant assumptions and judgments include the determination of the discount rate (discussed below), as well as the determination of whether a contract contains a lease.
•Lease Term — The Company’s leases generally have lease terms corresponding to the useful lives of the underlying assets. Revenue equipment leases have fixed payment terms based on the passage of time, which is typically three to five years for tractors and five to seven years for trailers. Certain finance leases for revenue equipment contain renewal or fixed price purchase options. Real estate leases, excluding drop yards, generally have varying lease terms between five and fifteen years and may include renewal options. Drop yards include month-to-month leases, as well as leases with varying lease terms generally ranging from two to five years.
Options to renew or purchase the underlying assets are considered in the determination of the right-of-use asset and lease liability once reasonably certain of exercise.
•Portfolio Approach — The Company typically leases its revenue equipment under master lease agreements, which contain general terms, conditions, definitions, representations, warranties and other general language, while the specific contract provisions are contained within the various individual lease schedules that fall under a master lease agreement. Each individual leased asset within a lease schedule is similar in nature (i.e. all tractors or all trailers) and has identical contract provisions to all of the other individual leased assets within the same lease schedule (such as the contract provisions discussed above). Management has elected to apply the portfolio approach to its revenue equipment leases, as accounting for its revenue equipment under the portfolio approach would not be materially different from separately accounting for each individual underlying asset as a lease. Each individual real estate and other lease is accounted for at the individual asset level.
•Nonlease Components — Management has elected to combine its nonlease components (such as fixed charges for common area maintenance, real estate taxes, utilities, and insurance) with lease components for each class of underlying asset, as applicable, as the nonlease components in the Company’s lease contracts typically are not material. These nonlease components are usually present within the Company’s real estate leases. The Company’s assets are generally insured by umbrella policies, in which the premiums change from one policy period to the next, making them variable in nature. Accordingly, these insurance costs are excluded from the Company’s calculation of right-of-use assets and corresponding lease liabilities.
•Short-Term Lease Exemption — Management has elected to apply the short-term lease exemption to all asset groups. Accordingly, leases with terms of twelve months or less are not capitalized and continue to be expensed on a straight-line basis over the term of the lease. This primarily affects the Company’s drop yards and corresponding temporary structures on those drop yards. To a lesser extent, certain short-term leases for revenue equipment, technology, and other assets are affected.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
•Discount Rate — The Company uses the rate implicit in the lease, when readily determinable. Otherwise the Company’s incremental borrowing rate is applied. Due to the unique structure of the Company’s revenue equipment leases, management believes that the rate implicit in the lease is readily determinable for such leases and the implicit rate is used. The Company’s use of the implicit rate (rather than the incremental borrowing rate) for its revenue equipment leases does not materially change the Company’s financial position or financial results either by financial statement caption or in total. The implicit interest rate is not readily determinable for the Company’s real estate and other leases. As such, management applies the Company’s incremental borrowing rate, which is defined by GAAP as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company's incremental borrowing rate is based on the results of an independent third-party valuation.
•Residual Values — The Company's finance leases are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term.
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
Revenue Recognition — Management applies the five-step analysis to the Company's three reportable segments (Trucking, Intermodal, and Logistics). The Company's other streams of revenue within the non-reportable segments (specifically its leasing and captive insurance subsidiaries) were determined to be out of the scope of ASC Topic 606, Revenue from Contracts with Customers.
•Step 1: Contract Identification — Management has identified that a legally enforceable contract with its customers is executed by both parties at the point of pickup at the shipper's location, as evidenced by the bill of lading. Although the Company may have master agreements with its customers, these master agreements only establish general terms. There is no financial obligation to the shipper until the load is tendered/accepted and the Company takes possession of the load.
•Step 2: Performance Obligations — The Company's only performance obligation is transportation services. The Company's delivery, accessorial, and dedicated operations truck capacity in its dedicated operations represent a bundle of services that are highly interdependent and have the same pattern of transfer to the customer. These services are not capable of being distinct from one another. For example, the Company generally would not provide accessorial services or truck capacity without providing delivery services.
•Step 3: Transaction Price — Depending on the contract, the total transaction price may consist of mileage revenue, fuel surcharge revenue, accessorial fees, truck capacity, and/or non-cash consideration. Non-cash consideration is measured by the estimated fair value of the non-cash consideration at contract inception. There is no significant financing component in the transaction price, as the Company's customers generally pay within the contractual payment terms of 30 to 60 days.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
•Step 4: Allocating Transaction Price to Performance Obligations — The transaction price is entirely allocated to the only performance obligation: transportation services.
•Step 5: Revenue Recognition — The performance obligation of providing transportation services is satisfied over time. Accordingly, revenue is recognized over time. Management estimates the amount of revenue in transit at period end based on the number of days completed of the dispatch (which is generally one to three days for the trucking segments, but can be longer for intermodal operations). Management believes this to be a faithful depiction of the transfer of services because if a load is dispatched, but terminates mid-route and the load is picked up by another carrier, then that carrier would not need to re-perform the services for the days already traveled.
The Company outsources the transportation of loads to third-party carriers through its logistics operations. Management has determined that the Company is a principal in these arrangements, and therefore records revenue associated with these contracts on a gross basis. The Company has the primary responsibility to meet the customers' requirements. The Company invoices and collects from its customers and maintains discretion over pricing. Additionally, the Company is responsible for the selection of third-party transportation providers to the extent used to satisfy customer freight requirements.
Significant judgments involved in the Company's revenue recognition and corresponding accounts receivable balances include:
•Measuring in-transit revenue at period end (discussed above).
•Estimating the allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on historical experience and any known trends or uncertainties related to customer billing and account collectability. Management reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts.
•Contract Balances — In-transit revenue balances are included in "Contract balance – revenue in transit" in the consolidated balance sheets. The Company's contract liability balances are typically immaterial.
•Revenue Disaggregation — In considering the level at which the Company should disaggregate revenues pertaining to contracts with customers, management determined that there are no significant differences between segments in how the nature, amount, timing, and uncertainty of revenue or cash flows are affected by economic factors. Additionally, management considered how and where the Company has communicated information about revenue for various purposes, including disclosures outside of the financial statements and how information is regularly reviewed by the Company's chief operating decision makers for evaluating financial performance of the Company's segments, among others. Based on these considerations, management determined that revenues should be disaggregated by reportable segment.
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
•Fair Value — The fair value of performance units is estimated using the Monte Carlo Simulation valuation model. The fair value of stock options is estimated using the Black-Scholes option-valuation model. The fair value of restricted stock units is the closing stock price on the grant date.
•Vesting — The requisite service period is the specified vesting date in the grant agreement or the date that the employee becomes retirement-eligible, based on the terms of the grant agreement. The Company calculates

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
the number of awards expected to vest as awards granted, less expected forfeitures over the life of the award (estimated at grant date). All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests. Performance-based awards vest contingent upon meeting certain performance criteria established by the Company's compensation committee.
•Expense — Awards that are only subject to time-vesting provisions are amortized using the straight-line method, by amortizing the grant-date fair value over the requisite service period of the entire award. Awards subject to time-based vesting and performance conditions are amortized using the individual vesting tranches. Unless a material deviation from the assumed forfeiture rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable.
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
A valuation allowance is provided against deferred tax assets if the Company determines it is more likely than not that such assets will not ultimately be realized. In making such determinations, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations. To the extent management believes the likelihood of recovery is not sufficient, a valuation allowance is established for the amount determined not to be realizable. Management judgment is necessary in determining the frequency at which the need for a valuation allowance is assessed, the accounting period in which to establish the valuation allowance, as well as the amount of the valuation allowance.
Unrecognized tax benefits are defined as the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC Topic 740, Income Taxes. The Company does not recognize a tax benefit for uncertain tax positions unless it concludes that it is more likely than not that the benefit will be sustained on audit (including resolutions of any related appeals or litigation processes) by the taxing authority, based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in management's judgment, is greater than 50% likely to be realized. The Company records expected incurred interest and penalties related to unrecognized tax positions in "Income tax expense" in the consolidated income statements. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Management periodically assesses the likelihood that all or some portion of deferred tax assets will be recovered from future taxable income. Management judgment is also required regarding a variety of other factors including the appropriateness of tax strategies. The Company utilizes certain income tax planning strategies to reduce its overall income taxes. It is possible that certain strategies might be disallowed, resulting in an increased liability for income taxes. Significant management judgments are involved in assessing the likelihood of sustaining the strategies and determining the likely range of defense and settlement costs, in the event that tax strategies are challenged by taxing authorities. An ultimate result worse than the Company's expectations could adversely affect its results of operations.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
See Note 14 for additional disclosures regarding the Company's income taxes.

Note 3 — Recently Adopted Accounting Pronouncements
ASU 2016-13: Financial Instruments – Credit Losses (Topic 326) — Measurements of Credit Losses on Financial Instruments
Summary of the Standard — In June 2016, the FASB issued ASU 2016-13, which, in addition to several clarifying ASUs, established the new ASC Topic 326, Financial Instruments — Credit Losses ("CECL"). The new CECL standard amends the FASB's guidance on the impairment of financial instruments. Specifically, it adds the CECL impairment model to GAAP which is based on expected losses rather than incurred losses. This is intended to result in more timely recognition of such losses. Under the new CECL standard, an entity recognizes as an allowance its estimate of lifetime expected credit losses. The new CECL standard is also intended to reduce the complexity of GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. Further, the new CECL standard makes targeted changes to the impairment model for available-for-sale debt securities and moves the guidance from ASC Topic 320, Investments — Debt Securities, to ASC Subtopic 326-30. For public business entities, the new standard was effective for annual and interim reporting periods beginning after December 15, 2019. For most debt instruments, entities are required to adopt the new CECL standard using a modified retrospective approach, meaning that entities should record a cumulative-effect adjustment to equity as of the beginning of the first reporting period in which the guidance is effective.
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
Current Period Impact of Adoption — The Company adopted the amendments in ASU 2017-14 on January 1, 2020 on a prospective basis. Management has updated the Company's accounting policy to incorporate the amendments in the ASU and has included the revised disclosure requirements in Note 2.
Refer to Note 11 for disclosures about the Company's goodwill balances.
Other ASUs
There were various other ASUs that became effective during 2020, which did not have a material impact on the Company's results of operations, financial position, cash flows, or disclosures.

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
		The amendments in this ASU add disclosure requirements to convertible debt instruments and convertible preferred stock, require convertible instruments to be disclosed at fair value, and update the calculation requirements for diluted EPS. The amendments in this ASU can be applied on a modified or fully retrospective basis and are effective for public entities for years beginning after December 15, 2021.	January 2022, Modified retrospective or fully retrospective	No material impact
March 2020	2020-04: Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting [1]	The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The amendments in this ASU are effective for any interim period after March 12, 2020 and should be applied on a prospective basis.	March 2020, Prospective	No material impact [2]
March 2020	2020-03: Codification Improvements to Financial Instruments [1]	The amendments within this ASU updated several sections of the Codification and how various topics and subtopics interacted due to new guidance on financial instruments. This includes addressing issues related to fair value option disclosures, line-of-credit or revolving-debt arrangements and leases among others. The amendments should be applied prospectively and have varying effective dates, which were all in effect for public business entities prior to issuance of the ASU.	March 2020, Prospective	No material impact
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

1Adopted during the first quarter 2020.
2As identified within the 2018 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement for LIBOR.
Since management is continuing to evaluate the impacts of the above standards, disclosures around these preliminary assessments are subject to change.

Note 5 — Acquisitions
Abilene Acquisition
On March 16, 2018, the Company purchased 100.0% of the equity interests of Abilene. Abilene is a diversified truckload carrier located in Richmond, Virginia operating throughout the US and Canada.
The total consideration of $103.3 million consisted of approximately $80.5 million in cash consideration to the sellers, plus approximately $22.8 million for debt payoffs. The Company funded the Abilene Acquisition through cash-on-hand and borrowing on the Revolver on the date of the transaction. At closing, $7.0 million of the purchase price was placed in escrow to secure the sellers' indemnification obligations and an additional $4.5 million of the purchase price was placed in escrow in respect of certain tax obligations of the sellers and remains subject to further adjustments.
The equity purchase agreement included an election under the Internal Revenue Code Section 338(h)(10). Accordingly, the book and tax basis of the acquired assets and liabilities are the same as of the purchase date. The equity purchase agreement contains customary representations, warranties, covenants, and indemnification provisions.
The results of the acquired business have been included in the consolidated financial statements since the date of acquisition and represent 2.2% in 2020, 2.0% in 2019, and 1.6% in 2018 of consolidated total revenue, and 2.8% in 2020, 2.3% in 2019, and 2.1% in 2018 of consolidated net income attributable to Knight-Swift . The acquired business also represented 1.8% and 1.6% of consolidated total assets as of December 31, 2020 and 2019, respectively.
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
Other Acquisition
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
During the fourth quarter of 2020, the Company paid the first annual payment of $8.1 million as a result of the achievement of Warehousing Co.’s EBIT performance target for the calendar year December 31, 2020. Additionally, during the fourth quarter of 2020, the Company increased the estimated fair value of the remaining contingent consideration representing the final two annual payments, resulting in a $6.7 million fair value adjustment

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
of the deferred earnout, which was recorded in “Miscellaneous operating expenses” in the consolidated statement of comprehensive income. As such, as of December 31, 2020, the remaining estimated contingent consideration was $16.2 million representing the fair value of the remaining annual deferred payments for the calendar year December 31, 2021 and the annualized six-month period ending June 30, 2022.
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
The purchase price was allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price allocation was open for adjustments through the end of the measurement period, which closed one year from the January 1, 2020 acquisition date.
The following table summarizes the fair value of the consideration transferred as of the acquisition date:

	January 1, 2020 Opening Balance Sheet as Reported at March 31, 2020	Adjustments	January 1, 2020 Opening Balance Sheet as Reported at December 31, 2020
	(in thousands)
Fair value of the consideration transferred	$66,854	$(410)	$66,444

Cash and cash equivalents	1,388	—	1,388
Trade and other receivables	3,301	—	3,301
Prepaid expenses	608	—	608
Other current assets	78	—	78
Property and equipment	1,938	—	1,938
Operating lease right-of-use assets	12,356	—	12,356
Identifiable intangible assets [1]	55,681	—	55,681
Deferred tax assets	54	—	54
Other noncurrent assets	404	—	404
Total assets	75,808	—	75,808

Accounts payable	(347)	—	(347)
Accrued liabilities	(644)	—	(644)
Operating lease liabilities – current portion	(4,451)	—	(4,451)
Operating lease liabilities – less current portion	(7,905)	—	(7,905)
Total liabilities	(13,347)	—	(13,347)

Goodwill	$4,393	$(410)	$3,983

1    Includes $53.8 million in customer relationships, $0.7 million in noncompete agreements, $0.6 million in internally developed software, and a $0.6 million trade name.
Other
On February 1, 2021, the Company used $41.3 million in cash to acquire 79.4% of the equity interest in Eleos, a Greenville, South Carolina based software provider, specializing in mobile driving workflow platforms to help complement its suite of services. The acquisition is not considered significant and does not require separate reporting.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 6 — Restricted Investments, Held-to-Maturity
The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments:

	December 31, 2020
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$9,001	$2	$(8)	$8,995
Restricted investments, held-to-maturity	$9,001	$2	$(8)	$8,995

	December 31, 2019
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$8,912	$4	$(1)	$8,915
Restricted investments, held-to-maturity	$8,912	$4	$(1)	$8,915

As of December 31, 2020, the contractual maturities of the restricted investments were one year or less. There were sixteen and seven securities that were in an unrealized loss position, all for less than twelve months as of December 31, 2020 and 2019, respectively. The Company did not recognize any impairment losses related to restricted investments during 2020, 2019, or 2018.
Refer to Note 2 for accounting policy and Note 23 for additional information regarding fair value measurements of restricted investments.

Note 7 — Equity Investments
Transportation Resource Partners
Since 2003, Knight has entered into partnership agreements with entities that make privately-negotiated equity investments, including Transportation Resource Partners III, LP ("TRP III"), TRP Capital Partners, LP ("TRP IV"), TRP Capital Partners V, LP ("TRP V"), TRP CoInvest Partners, (NTI) I, LP ("TRP IV Coinvestment NTI"), TRP CoInvest Partners, (QLS) I, LP ("TRP IV Coinvestment QLS"), TRP Coinvest Partners, FFR I, LP ("TRP IV Coinvestment FFR"), and TRP Coinvest Partners V (PW) I, LP ("TRP V Coinvest"). In these agreements, Knight committed to invest in return for an ownership percentage.
The following table presents ownership and commitment information for Knight's investments in TRP partnerships:

	December 31, 2020
	Knight's Ownership Interest [1]	Total Commitment (All Partners)	Knight's Contracted Commitment	Knight's Remaining Commitment
	(Dollars in thousands)
TRP III – equity method investment 3 5	4.8%	$245,000	$15,000	$1,709
TRP IV – equity investment 2 4	3.6%	$116,065	$4,900	$692
TRP IV Coinvestment NTI – equity method investment [5]	8.3%	$120,000	$10,000	$—
TRP IV Coinvestment QLS – equity method investment	25.0%	$39,000	$9,735	$—
TRP IV Coinvestment FFR – equity method investment [5]	7.4%	$66,555	$4,950	$—
TRP V - equity method investment 6 7	20.0%	$124,800	$20,000	$16,545
TRP V Coinvest - equity method investment 5 6	18.2%	$22,000	$4,000	$—

1The Company's share of the results is included within "Other income, net" in the consolidated statements of comprehensive income.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
2In accordance with ASC Topic 321, Investments – Equity Securities, these investments are recorded at cost minus impairment.
3Management anticipates that $1.7 million will be due in 2021.
4Management anticipates that the following amounts will be due: $0.1 million in 2021, $0.2 million from 2022 through 2023, $0.4 million from 2024 through 2025, and none thereafter.
5The TRP III, TRP IV Coinvestments, and TRP V Coinvest are unconsolidated majority interests. Management considered the criteria set forth in ASC Topic 323, Investments – Equity Method and Joint Ventures, to establish the appropriate accounting treatment for these investments. This guidance requires the use of the equity method for recording investments in limited partnerships where the "so minor" interest is not met. As such, the investments are being accounted for under the equity method. Knight's ownership interest reflects its ultimate ownership of the portfolio companies underlying the TRP III, TRP IV Coinvestment NTI, TRP IV Coinvestment FFR, TRP V, and TRP V Coninvest legal entities.
6The Company entered into the agreement in 2020.
7Management anticipates that the following amounts will be due: $5.4 million in 2021, $7.8 million from 2022 through 2023, $1.7 million from 2024 through 2025, and $1.6 million thereafter.
Other Equity Method Investments
On October 1, 2020, the Company used approximately $39.6 million in cash to purchase 21.0% of the equity interests of a transportation-related company ("Holdings Co."), complementary to its suite of services. Based on Holdings Co.'s board of directors and the Company's minority rights, the Company has concluded that its investment allows it to exercise significant influence over the operational and financial decisions of Holdings Co. and therefore has recorded the transaction as an equity method investment.
The carrying amount of the Company's initial investment in Holdings Co. was approximately $36.6 million in excess of the Company's initial underlying equity interest in the net assets in Holdings Co. This basis difference represents the Company's proportionate share of the fair value of Holdings Co.'s net tangible assets and its identified intangible assets, with the remaining excess recognized as equity method goodwill. The Company's proportionate share of certain identified definite-lived intangibles are amortized over their estimated useful lives and accreted against the earnings recognized from the Company's interest in Holdings Co.
Net Investment Balances
Net investment balances included in "Other long-term assets" in the consolidated balance sheets were as follows:

	December 31,
	2020	2019
	(in thousands)
TRP III – equity method investment	$217	$252
TRP IV – equity investment [1]	2,952	3,068
TRP IV Coinvestment NTI – equity method investment	5,609	6,225
TRP IV Coinvestment QLS – equity method investment	16,240	16,383
TRP IV Coinvestment FFR – equity method investment	4,905	4,950
TRP V – equity method investment	3,304	—
TRP V Coinvest – equity method investment	4,000	—
Holdings Co. – equity method investment [2]	40,335	—
Total carrying value	$77,562	$30,878

1In accordance with ASC Topic 321, Investments – Equity Securities, these investments are recorded at cost minus impairment.
2In accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures, the net investment balance includes accretion of amortization of certain definite-lived intangibles.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 8 — Trade Receivables, net
Trade receivables balances were as follows:

	December 31,
	2020	2019
	(In thousands)
Trade customers	$570,611	$511,487
Equipment manufacturers	5,680	5,146
Other	24,281	20,092
Trade receivables	600,572	536,725
Less: Allowance for doubtful accounts	(22,093)	(18,178)
Trade receivables, net	$578,479	$518,547

The following is a rollforward of the allowance for doubtful accounts for trade receivables:

	2020	2019	2018
	(In thousands)
Beginning balance	$18,178	$16,355	$14,829
Provision (reduction)	17,267	16,925	(3,092)
Write-offs directly against the reserve	(902)	(2,652)	(1,362)
Write-offs for revenue adjustments	(12,450)	(12,450)	5,861
Other [1]	—	—	119
Ending balance	$22,093	$18,178	$16,355

1    Represents allowance for doubtful trade accounts receivables assumed in 2018 from the Abilene Acquisition. See Note 5 for further details regarding this transaction.
See Note 15 for a discussion of the Company's accounts receivable securitization program and the related accounting treatment.

Note 9 — Notes Receivable, net
The Company provides financing to independent contractors and other third-parties on equipment sold or leased. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments, ranging from 8% to 15%. Notes receivable are included in "Other current assets" and "Other long-term assets" in the consolidated balance sheets and were comprised of:

	December 31,
	2020	2019
	(In thousands)
Notes receivable from independent contractors	$7,291	$9,167
Notes receivable from third parties	3,034	6,164
Gross notes receivable	10,325	15,331
Allowance for doubtful notes receivable	(602)	(503)
Total notes receivable, net of allowance	$9,723	$14,828

Current portion, net of allowance	2,846	4,163
Long-term portion	$6,877	$10,665

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following is a rollforward of the allowance for doubtful notes receivable:

	2020	2019	2018
	(In thousands)
Beginning balance	$503	$1,051	$1,040
Provision (reduction)	464	(137)	(100)
Write-offs	(365)	(411)	(103)
Other [1]	—	—	214
Ending balance	$602	$503	$1,051

1    Represents allowance for doubtful notes receivable assumed in 2018 from the Abilene Acquisition. See Note 5 for further details regarding this transaction.

Note 10 — Assets Held for Sale
The Company expects to sell its assets held for sale within the next twelve months. Revenue equipment held for sale totaled $29.8 million and $41.8 million as of December 31, 2020 and 2019, respectively. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the consolidated statements of comprehensive income were $9.7 million during 2020, $32.9 million during 2019, and $37.0 million during 2018.
The Company's net carrying value of land and facilities classified as held for sale in the consolidated balance sheets as of December 31, 2020 and December 31, 2019 was zero.
During 2020, the Company incurred impairment losses of $0.5 million primarily related to certain tractors and trailers as a result of a softer used equipment market. During 2019, the Company incurred impairment losses of $0.4 million primarily related to certain Swift legacy trailer models as a result of a softer used equipment market. The Company did not recognize any impairment losses related to assets held for sale during 2018.

Note 11 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amounts of goodwill were as follows:

	2020	2019	2018
	(In thousands)
Goodwill at beginning of period	$2,918,992	$2,919,176	$2,887,867
Amortization relating to deferred tax assets	(11)	(232)	(17)
Acquisitions [1]	3,983	48	27,352
Goodwill related to 2017 Merger [2]	—	—	3,974
Goodwill at end of period	$2,922,964	$2,918,992	$2,919,176

1The goodwill associated with the Warehousing Co. acquisition and Abilene Acquisition was allocated to the non-reportable and Trucking segments, respectively. See Note 5 regarding the amount attributed to adjustments to the opening balance sheets.
2The goodwill adjustment associated with the 2017 Merger was allocated to the Trucking segment.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following presents the components of goodwill by reportable segment as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	Net Carrying Amount [1]	Net Carrying Amount [1]
	(In thousands)
Trucking	$2,658,095	$2,658,106
Intermodal	175,594	175,594
Logistics	42,512	42,512
Non-reportable	46,763	42,780
Goodwill	$2,922,964	$2,918,992

1Except for the net accumulated amortization related to deferred tax assets in the Trucking segment, the net carrying amount and gross carrying amount are equal since there are no accumulated impairment losses.
There were no impairments identified during annual goodwill impairment testing in 2020, 2019, or 2018.
Other Intangible Assets
Other intangible asset balances were as follows:

	December 31,
	2020	2019
	(In thousands)
Definite-lived intangible assets: [1]
Gross carrying amount	$894,597	$839,516
Accumulated amortization	(145,852)	(99,957)
Definite-lived intangible assets, net	748,745	739,559
Trade names:
Gross carrying amount	640,500	639,900
Intangible assets, net	$1,389,245	$1,379,459

1The major categories of the Company's definite-lived intangible assets include customer relationships, non-compete agreements, internally-developed software, and others.
The following table presents amortization of intangible assets related to the 2017 Merger and intangible assets related to various acquisitions:

	2020	2019	2018
	(In thousands)
Amortization of intangible assets related to the 2017 Merger	$41,375	$41,375	$41,375
Amortization related to other intangible assets	4,520	1,501	1,209
Amortization of intangibles	$45,895	$42,876	$42,584

Identifiable intangible assets subject to amortization have been recorded at fair value. Intangible assets related to acquisitions other than the 2017 Merger are amortized over a weighted-average amortization period of 18.9 years. The Company's customer relationship intangible assets related to the 2017 Merger are being amortized over a weighted average amortization period of 19.9 years.
As of December 31, 2020, management anticipates that the composition and amount of amortization associated with intangible assets will be $45.9 million in 2021, $45.8 million in 2022, $45.2 million for each of the years 2023 and 2024, and $45.1 million in 2025. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.
See Note 2 for accounting policies regarding goodwill and other intangible assets.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 12 — Accrued Payroll and Purchased Transportation and Accrued Liabilities
The following table presents the composition of accrued payroll and purchased transportation:

	December 31,
	2020	2019
	(In thousands)
Accrued payroll [1]	$114,835	$70,534
Accrued purchased transportation	46,053	39,531
Accrued payroll and purchased transportation	$160,888	$110,065

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
The Company's employee benefits expense for matching contributions related to the 401(k) plans was approximately $13.6 million, $8.8 million, and $8.7 million in 2020, 2019, and 2018, respectively. This expense was included in "Salaries, wages, and benefits" in the consolidated statements of comprehensive income. As of December 31, 2020 and 2019, the balance above in accrued payroll included $12.8 million and $9.1 million, respectively, in matching contributions for the 401(k) plans.
The following table presents the composition of accrued liabilities:

	December 31,
	2020	2019
	(In thousands)
Accrued legal [1]	$20,206	$121,312
Other	68,688	53,910
Accrued liabilities	$88,894	$175,222

1    See Note 19 for details regarding the Company's legal accruals.

Note 13 — Claims Accruals
Claims accruals represent the uninsured portion of outstanding claims at year-end. The current portion reflects the amount of claims expected to be paid in the following year. The Company's insurance program for workers' compensation, auto and collision liability, physical damage, independent contractor claims, cargo damage, and medical involves self-insurance with varying risk retention levels.
Claims accruals were comprised of the following:

	December 31,
	2020	2019
	(In thousands)
Auto reserves	$231,875	$224,541
Workers’ compensation reserves	94,609	108,035
Independent contractor claims reserves	7,152	8,044
Cargo damage reserves	2,494	2,818
Employee medical reserves	13,612	4,279
Claims accruals	349,742	347,717
Less: current portion of claims accruals	(174,928)	(150,805)
Claims accruals, less current portion	$174,814	$196,912

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Self Insurance
Automobile Liability, General Liability, and Excess Liability — Effective November 1, 2020, the Company has $100.0 million in excess auto liability ("AL") coverage. Effective November 1, 2019, the Company had $130.0 million in excess AL coverage. For prior years, Swift and Knight separately maintained varying excess AL and general liability limits. During prior policy periods, Swift AL claims were subject to a $10.0 million self-insured retention ("SIR") per occurrence and Knight AL claims were subject to a $1.0 million to $3.0 million SIR per occurrence. Additionally, Knight carried a $2.5 million aggregate deductible for any loss or losses within the $5.0 million excess of $5.0 million layer of coverage. Effective March 1, 2020, Knight and Swift retain the same $10.0 million SIR per occurrence.
Cargo Damage and Loss — The Company is insured against cargo damage and loss with liability limits of $1.0 million per truck or trailer with a $10.0 million limit per occurrence.
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
See Note 2 for accounting policy regarding the Company's claims accruals.

Note 14 — Income Taxes
The following table presents the Company's income tax expense:

	2020	2019	2018
	(In thousands)
Current expense:
Federal	$80,060	$50,703	$44,357
State	19,153	16,616	22,300
Foreign	4,248	5,526	3,124
	103,461	72,845	69,781
Deferred expense (benefit):
Federal	29,640	28,618	59,508
State	7,292	3,712	1,639
Foreign	9,283	(1,377)	461
	46,215	30,953	61,608
Income tax expense	$149,676	$103,798	$131,389

Rate Reconciliation — Expected tax expense is computed by applying the US federal corporate income tax rate of 21.0% to earnings before income taxes for 2020, 2019 and 2018. Actual tax expense differs from expected tax expense as follows:

	2020	2019	2018
	(In thousands)
Computed "expected" tax expense	$117,665	$86,935	$117,478
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	22,423	17,803	19,256
Statutory rate change effect on deferred taxes	—	—	452
Other	9,588	(940)	(5,797)
Income tax expense	$149,676	$103,798	$131,389

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Deferred Income Taxes — The components of the net deferred tax asset (liability) included in "Deferred tax liabilities" in the consolidated balance sheets were:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Claims accrual	$81,426	$80,019
Allowance for doubtful accounts	5,727	5,478
Amortization of stock options	7,712	5,769
Accrued liabilities	17,941	32,284
Operating lease liabilities [1]	29,278	44,231
Other [1]	10,687	8,762
Total deferred tax assets [1]	152,771	176,543
Valuation allowance	—	—
Total deferred tax assets, net [1]	152,771	176,543
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(586,349)	(550,521)
Prepaid taxes, licenses, and permits deducted for tax purposes	(12,629)	(11,168)
Intangible assets	(334,618)	(345,555)
Operating lease right-of-use assets [1]	(28,259)	(41,018)
Other	(6,857)	—
Total deferred tax liabilities [1]	(968,712)	(948,262)
Deferred income taxes	$(815,941)	$(771,719)

1Prior year amounts within the table above have been reclassified to conform to current year presentation.
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
Cumulative Undistributed Foreign Earnings — As of December 31, 2020, foreign withholding taxes have not been provided on approximately $82.1 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the US. As such, the Company is not required to provide withholding taxes on these earnings until they are repatriated in the form of dividends or otherwise. During the fourth quarter of 2020 our Mexico subsidiary distributed/repatriated $23.0 million to the US company. The taxes that resulted were insignificant.
Unrecognized Tax Benefits — The Company's unrecognized tax benefits as of December 31, 2020 would favorably impact the Company's effective tax rate if subsequently recognized.
See Note 2 for accounting policy related to the Company's income taxes.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2020, 2019, and 2018 is below:

	2020	2019	2018
	(In thousands)
Unrecognized tax benefits at beginning of year	$4,083	$7,423	$7,096
Increases for tax positions taken prior to beginning of year	—	38	1,056
Decreases for tax positions taken prior to beginning of year	(1,133)	(3,378)	(729)
Unrecognized tax benefits at end of year	$2,950	$4,083	$7,423

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Increases for tax positions are related to the benefit received for federal deductions taken on the Company's subsidiary amended returns. Decreases for tax positions are related to federal deductions, which were reserved according to ASC 740-10. Management does not expect a decrease in unrecognized tax benefits during the next twelve months.
Interest and Penalties — Accrued interest and penalties was approximately $0.3 million and $0.4 million for the years ended December 31, 2020 and December 31, 2019, respectively.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by various state jurisdictions for tax years ranging from 2013 to 2019. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2015 remain subject to examination.

Note 15 — Accounts Receivable Securitization
The 2018 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheets. As of December 31, 2020, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2018 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of December 31, 2020. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
The following table summarizes the key terms of the 2018 RSA (dollars in thousands):

Effective	July 11, 2018
Final maturity date [1]	July 9, 2021
Borrowing capacity	$325,000
Accordion option [2]	$175,000
Unused commitment fee rate [3]	20 to 40 basis points
Program fees on outstanding balances [4]	one month LIBOR + 80 to 100 basis points
1The Company intends to refinance prior to the maturity date.
2The accordion option increases the maximum borrowing capacity, subject to participation by the purchasers.
3The 2018 RSA commitment fee rate is based on the percentage of the maximum borrowing capacity utilized.
4The 2018 RSA program fee is based on the Company's consolidated total net leverage ratio. As identified within the 2018 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement index for LIBOR.
Availability under the 2018 RSA is calculated as follows:

	December 31,
	2020	2019
	(In thousands)
Borrowing base, based on eligible receivables	$302,700	$299,100
Less: outstanding borrowings [1]	(214,000)	(205,000)
Less: outstanding letters of credit	(67,281)	(70,841)
Availability under accounts receivable securitization facilities	$21,419	$23,259

1Outstanding borrowings are included in "Accounts receivable securitization – current portion" at December 31, 2020 and in "Accounts receivable securitization – less current portion" at December 31, 2019. Interest accrued on the aggregate principal balance at a rate of 1.0% and 2.6%, as of December 31, 2020 and 2019, respectively.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Program fees and unused commitment fees are recorded in "Interest expense" in the consolidated statements of comprehensive income. The Company's accounts receivable securitization incurred program fees of $3.5 million in 2020, $7.2 million in 2019, and $8.1 million in 2018.
Refer to Note 23 for information regarding the fair value of the 2018 RSA.

Note 16 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 15 and its outstanding finance lease obligations as discussed in Note 17, the Company's long-term debt consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Term Loan, due October 2022, net 1 2	$298,907	$364,825
Total long-term debt, including current portion	298,907	364,825
Less: current portion of long-term debt	—	(364,825)
Long-term debt, less current portion	$298,907	$—

	December 31,
	2020	2019
	(In thousands)
Total long-term debt, including current portion	$298,907	$364,825
Revolver, due October 2022 1 3	210,000	279,000
Long-term debt, including revolving line of credit	$508,907	$643,825

1    Refer to Note 23 for information regarding the fair value of debt.
2    Net of $1.1 million and $0.2 million deferred loan costs at December 31, 2020 and 2019, respectively.
3    The Company also had outstanding letters of credit under the Revolver, primarily related to workers' compensation and self-insurance liabilities of $29.3 million and $28.3 million at December 31, 2020 and 2019, respectively.
Credit Agreements
2017 Debt Agreement — On September 29, 2017, Knight-Swift entered into the $1.2 billion 2017 Debt Agreement (which is an unsecured credit facility), with a group of banks, replacing Swift's previous secured Fourth Amended and Restated Credit Agreement, and Knight's unsecured credit facility. The 2017 Debt Agreement included an $800.0 million Revolver maturing October 2022, $85.0 million of which was drawn at closing, and a $400.0 million Term Loan which matured on October 2, 2020.
On October 2, 2020, Knight-Swift amended the 2017 Debt Agreement to extend the maturity date of the Term Loan, incorporate language regarding the transition away from LIBOR, and update other regulatory and technical provisions customary for facilities of this type. Just prior to this extension, the Company paid $65.0 million on the outstanding balance of the Term Loan, leaving $300.0 million face value outstanding. There are no scheduled principal payments on the Term Loan until its maturity.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table presents the key terms of the 2017 Debt Agreement (as amended):

	Term Loan	Revolver [3]
2017 Debt Agreement Terms (as amended):	(Dollars in thousands)
Maximum borrowing capacity	$300,000	$800,000
Final maturity date	October 3, 2022	October 3, 2022
Interest rate minimum margin [1]	LIBOR	LIBOR
Interest rate minimum margin [2]	1.13%	0.88%
Interest rate maximum margin [2]	1.75%	1.50%
Minimum principal payment — amount	$—	$—
Minimum principal payment — frequency	Once	Once
Minimum principal payment — commencement date	October 3, 2022	October 3, 2022
1The 2020 Amendment allows the lender to trigger an amendment after identifying and deciding upon a replacement index for LIBOR.
2The interest rate margin for the Term Loan and Revolver is based on the Company's consolidated leverage ratio. As of December 31, 2020, interest accrued at 1.277% on the Term Loan and 1.026% on the Revolver. As of December 31, 2019, interested accrued at 2.792% on the Term Loan and 2.770% on the Revolver.
3The commitment fee for the unused portion of the Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.07% to 0.20%. As of December 31, 2020 and 2019, commitment fees on the unused portion of the Revolver accrued at 0.100% and outstanding letter of credit fees accrued at 1.000%.
Pursuant to the 2017 Debt Agreement, the Revolver and the Term Loan contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2017 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2017 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2017 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2017 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which would be restricted only if a default or event of default had occurred and was continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of December 31, 2020 and 2019, the Company was in compliance with the debt covenants that the 2017 Debt Agreement was subject to.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 17 — Leases
Lessee Disclosures
Lease Cost — The components of the Company's lease cost were as follows:

	2020	2019
	(in thousands)
Operating lease cost:
Operating lease costs	$80,456	$120,201
Short-term lease cost ¹	6,544	2,897
Sublease income	(360)	(360)
Rental expense	86,640	122,738

Finance lease cost:
Amortization of property and equipment	16,638	19,878
Interest expense	2,896	3,048
Total finance lease cost	19,534	22,926

Total operating and finance lease costs	$106,174	$145,664

1    Short-term lease cost includes leases with a term of twelve months or less, as well as month-to-month leases and variable lease costs.
Lease Liability Calculation Assumptions — The assumptions underlying the calculation of the Company's right-of-use assets and lease liabilities are disclosed below.

	December 31,
	2020		2019
	Operating	Finance	Operating	Finance
Revenue equipment leases
Weighted average remaining lease term	2.0 years	3.6 years	2.4 years	2.3 years
Weighted average discount rate	2.4%	2.4%	2.6%	3.3%

Real estate and other leases
Weighted average remaining lease term	10.6 years	—	13.3 years	—
Weighted average discount rate	3.7%	—%	4.3%	—%

Maturity Analysis of Lease Liabilities (as Lessee) — Future minimum lease payments for all noncancelable leases were:

	December 31, 2020
	Operating	Finance
	(In thousands)
2021	$49,986	$56,699
2022	31,632	32,894
2023	18,589	21,542
2024	7,024	64,121
2025	3,491	3,487
Thereafter	22,810	23,708
Future minimum lease payments	133,532	202,451
Less: amounts representing interest	(16,184)	(11,625)
Present value of minimum lease payments	117,348	190,826
Less: current portion	(47,496)	(52,583)
Lease liabilities – less current portion	$69,852	$138,243

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Supplemental Cash Flow Lease Disclosures — The following table sets forth cash paid for amounts included in the measurement of lease liabilities:

	2020	2019
	(in thousands)
Operating cash flows for operating leases	$83,675	$121,737
Operating cash flows for finance leases	2,896	3,048
Financing cash flows for finance leases	83,910	115,642

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
The owned assets underlying the Company's leases as lessor primarily consist of revenue equipment. As of December 31, 2020 and 2019, the gross carrying value of such revenue equipment underlying these leases was $103.1 million and $91.6 million, respectively, and accumulated depreciation was $29.7 million and $18.6 million, respectively. Depreciation is calculated on a straight-line basis down to the residual value, as applicable, over the estimated useful life of the equipment. Depreciation expense for these assets was $20.6 million and $16.4 million for 2020 and 2019, respectively.
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

	2020	2019
	(in thousands)
Operating lease revenue	$45,698	$46,858
Variable lease revenue	1,691	2,169
Total lease revenue [1]	$47,389	$49,027

Rental income [2]	$10,365	$9,982

1    Primarily represents operating revenue earned by the Company's financing subsidiaries for leasing equipment to third-party independent contractors.
2    Represents non-operating income earned from leasing real estate to third parties.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Maturity Analysis of Future Lease Revenues (as Lessor) — Future minimum lease revenues for all noncancelable leases were:

December 31, 2020
(In thousands)
2021	$41,602
2022	28,596
2023	15,418
2024	3,103
2025	587
Thereafter	373
Future minimum lease revenues	$89,679

Refer to Note 24 for information regarding the leasing transactions between the Company and related parties.

Note 18 — Purchase Commitments
As of December 31, 2020, the Company had outstanding commitments to acquire revenue equipment of $704.0 million in 2021 ($455.3 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, finance leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of December 31, 2020, the Company had outstanding purchase commitments to acquire facilities and non-revenue equipment of $25.9 million in 2021, $2.0 million in the two-year period 2022 through 2023, and $0.5 million in the two-year period 2024 though 2025, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
As of December 31, 2020, the Company had outstanding commitments for fuel purchases of $35.4 million in 2021 and none thereafter.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $20.2 million and $121.3 million relating to the Company's outstanding legal proceedings as of December 31, 2020 and 2019, respectively.
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
Recent Developments and Current Status
In July 2019, a jury issued an adverse verdict in this lawsuit. The court issued a decision granting in part and denying in part certain motions related to the jury’s verdict. Both parties have appealed the court’s decision. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of December 31, 2020.

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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. In January 2020, the Court granted final approval of the settlement. The Court order granting final approval of the settlement has been appealed to the 9th Circuit. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of December 31, 2020.

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
Recent Developments and Current Status
In December 2019, the court awarded damages for failure to pay minimum wage for 16 hours per day. In August 2020, the parties reached a settlement in this matter. In November 2020, the Company paid the settlement amount approved by the court.
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
Recent Developments and Current Status
In January 2020, the court granted final approval of the settlement in this matter. In March 2020, the Company paid the settlement amount approved by the court. As of December 31, 2020 the Company has a reserve accrued for anticipated cost associated with finalizing this matter.
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
On November 30, 2020, the Company announced that the Board approved the repurchase of up to $250.0 million worth of the Company's outstanding common stock (the "2020 Knight-Swift Share Repurchase Plan"). With the adoption of the 2020 Knight-Swift Share Repurchase Plan, the Company terminated the 2019 Knight-Swift Share Repurchase Plan. There was approximately $54.1 million of authorized purchases remaining under the 2019 Knight-Swift Share Repurchase Plan upon termination.
The following table presents the Company's repurchases of its common stock under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		2020		2019
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
	(in thousands)
June 1, 2018	$250,000	—	$—	2,315	$70,500
May 30, 2019 [1]	$250,000	4,841	179,585	559	16,392
November 24, 2020 [2]	$250,000	—	—	—	—
		4,841	$179,585	2,874	$86,892

1    As of December 31, 2019, $233.6 million remained available under the 2019 Knight-Swift Share Repurchase Plan.
2    As of December 31, 2020, $250.0 million remained available under the 2020 Knight-Swift Share Repurchase Plan.
Subsequent to December 31, 2020, the Company repurchased 1.2 million shares for $50.3 million under the 2020 Knight-Swift Share Repurchase Plan, leaving $199.7 million available as of February 23, 2021.
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
2014 Stock Plan — Currently, the 2014 Stock Plan, as amended and restated, is the Company’s only compensatory stock-based incentive plan. The previous 2014 stock plan replaced Swift's 2007 Omnibus Incentive Plan when it was adopted by Swift's board of directors in March 2014 and then approved by the Swift stockholders in May 2014. The previous 2014 stock plan was amended and restated to rename the plan and for other administrative changes relating to the 2017 Merger. The 2014 Stock Plan was again amended and restated in 2020 to increase the number of shares of common stock available for issuance and extended the term of the 2014 Stock Plan, as well as to amend certain provisions to comply with best practices. Other terms of the 2014 Stock Plan, as amended and restated, remain substantially the same as the previous 2014 stock plan and first amended and restated stock plan. The 2014 Stock Plan, as amended and restated, permits the payment of cash incentive compensation and authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, cash-based awards, and stock-based awards to the Company's employees and non-employee directors. As of December 31, 2020, the aggregate number of shares remaining available under the 2014 Stock Plan was approximately 5.6 million.
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
Stock-based Compensation Expense
Stock-based compensation expense, net of forfeitures, which is included in "Salaries, wages, and benefits" in the consolidated statements of comprehensive income is comprised of the following:

	2020	2019	2018
	(In thousands)
Stock options	$567	$1,149	$1,678
Restricted stock units and restricted stock awards	13,496	9,734	8,019
Performance units	5,576	2,492	1,791
Stock-based compensation expense – equity awards	$19,639	$13,375	$11,488
Stock-based compensation expense – liability awards [1]	6,955	2,663	899
Total stock-based compensation expense, net of forfeitures	$26,594	$16,038	$12,387
Income tax benefit [2]	$4,949	$3,344	$3,097

1Includes awards granted to executive management in November of 2019 and 2018 that ultimately settle in cash upon fulfilling a requisite service period (for restricted stock units) and fulfilling a requisite service period and achieving performance targets (for performance units).
2The income tax benefit is calculated by applying the effective tax rate to stock-based compensation expense for equity awards, as the expense associated with liability awards is not tax deductible.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Unrecognized Stock-based Compensation Expense
The following table presents the total unrecognized stock-based compensation expense and the expected weighted average period over which these expenses will be recognized:

	December 31, 2020
	Expense	Weighted Average Period
	(In thousands)	(In years)
Equity awards – Stock options	$230	0.4
Equity awards – Restricted stock units and restricted stock awards	41,782	2.4
Equity awards – Performance units	11,149	2.6
Liability awards – Restricted stock units and performance units	3,181	1.3
Total unrecognized stock-based compensation expense	$56,342	2.3

Stock Award Grants

	2020	2019	2018
Restricted stock units and restricted stock awards	722,499	588,819	420,014
Performance units	146,036	102,776	106,785
Equity awards granted	868,535	691,595	526,799
Liability awards granted 1 2	—	80,927	91,268
Total stock awards granted	868,535	772,522	618,067

1    Includes 48,556, and 54,761 performance units in 2019 and 2018, respectively.
2     Includes 32,371, and 36,507 restricted stock units in 2019 and 2018, respectively.
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
A summary of 2020 stock option activity follows:

Stock options outstanding:	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value [1]
			(In years)	(In thousands)
Stock options outstanding at December 31, 2019	700,673	$27.90	1.7	$5,563
Granted	—	—
Exercised [2]	(382,254)	26.67
Expired	(5,150)	18.89
Forfeited	(10,293)	32.37
Stock options outstanding at December 31, 2020	302,976	$29.45	1.2	$3,748
Aggregate number of stock options expected to vest at a future date as of December 31, 2020 [3]	86,409	$33.35	1.4	$732
Exercisable at December 31, 2020	216,197	$27.89	1.1	$3,012

1The aggregate intrinsic value was computed using the closing share price on December 31, 2020 of $41.82 and on December 31, 2019 of $35.84, as applicable.
2Includes 4,223 swapped shares which were excluded from the "Common stock issued to employees" activity on the Consolidated Statements of Stockholders' Equity.
3Net of the applied, estimated forfeiture rate.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes stock option exercise information for the years presented:

Stock option exercises	2020	2019	2018
	(In thousands, except share data)
Number of stock options exercised	382,254	443,288	533,226
Intrinsic value of stock options exercised	$4,929	$5,183	$11,745
Cash received upon exercise of stock options	$10,199	$10,478	$10,815
Income tax benefit	$1,029	$221	$1,685
The following table is a rollforward of the Company's unvested stock options:

Unvested stock options:	Shares	Weighted Average Fair Value
Unvested stock options at December 31, 2019	275,583	$5.97
Vested	(178,511)	5.55
Forfeited and canceled	(10,293)	6.51
Unvested stock options at December 31, 2020	86,779	$6.78

The total fair value of the shares vested during 2020, 2019, and 2018 was $1.0 million, $1.5 million, and $2.0 million, respectively.
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
The following table is a rollforward of unvested restricted stock units, including restricted stock units classified as equity and those classified as liabilities:

Unvested restricted stock units:	Number of Awards	Weighted Average Fair Value [1]
Unvested restricted stock units at December 31, 2019	1,448,195	$29.78
Granted	722,499	40.27
Vested [2]	(386,698)	30.91
Forfeited	(60,158)	31.34
Unvested restricted stock units at December 31, 2020	1,723,838	$34.07

1    The fair value of each restricted stock unit is based on the closing market price on the grant date.
2    Includes 123,069 shares withheld for taxes and 13,039 net units settled in cash which were excluded from the "Common stock issued to employees" activity on the Consolidated Statements of Stockholders' Equity.
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
The following table is a rollforward of unvested performance units, including performance units classified as equity and those classified as liabilities:

Unvested performance units:	Shares	Weighted Average Fair Value
Unvested performance units at December 31, 2019	403,694	$35.53
Granted	146,036	$42.41
Unvested performance units at December 31, 2020 [1]	549,730	$39.50

1    The performance measurement period for performance units granted in 2018 is January 1, 2019 to December 31, 2021 (three full calendar years). The performance measurement period for performance units granted in 2019 is January 1, 2020 to December 31, 2022 (three full calendar years). The performance measurement period for performance units granted in

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
2020 is January 1, 2021 to December 31, 2023 (three full calendar years). All performance units will vest one month following the expiration of the performance measurement period.
The following table presents the weighted average assumptions used in the fair value computation for performance units, including performance units classified as equity and those classified as liabilities:

Performance unit fair value assumptions:	2020	2019	2018
Dividend yield [1]	0.78%	0.66%	0.81%
Expected volatility [2]	37.99%	34.88%	32.30%
Average peer volatility [2]	35.62%	27.96%	28.61%
Average peer correlation coefficient [3]	0.59	0.60	0.58
Risk-free interest rate [4]	0.20%	1.60%	2.80%
Expected term (in years) [5]	3.1	3.1	3.1
Weighted-average fair value of performance units granted	$42.41	$37.24	$34.34
1The dividend yield, used to project stock price to the end of the performance period, is based on the Company's historical experience and future expectation of dividend payouts. Total stockholder return is determined assuming that dividends are reinvested in the issuing entity over the performance period, which is mathematically equivalent to utilizing a 0% dividend yield.
2Management (or peer company) estimated volatility using the Company's (or peer company's) historical share price performance over the remaining performance period as of the grant date.
3The correlation coefficients are used to model the way in which each entity tends to move in relation to each other; the correlation assumptions were developed using the same stock price data as the volatility assumptions.
4The risk-free interest rate assumption is based on US Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the performance award.
5Since the Monte Carlo Simulation valuation is an open form model that uses an expected life commensurate with the performance period, the expected life of the performance units was assumed to be the period from the grant date to the end of the performance period.
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
In 2020, the Company issued approximately 62,000 shares under the 2012 ESPP at a weighted average discounted price per share of $35.69. As of December 31, 2020, the Company is authorized to issue an additional 1.0 million shares under the 2012 ESPP.

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
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	2020	2019	2018
	(In thousands)
Basic weighted average common shares outstanding	169,711	171,541	177,018
Dilutive effect of equity awards	838	601	981
Diluted weighted average common shares outstanding	170,549	172,142	177,999
Anti-dilutive shares excluded from earnings per diluted share [1]	63	603	47
1Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock.

Note 23 — Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of December 31, 2020 and 2019, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
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
Equity Method Investments — The estimated fair value of the Company's equity method investments are privately negotiated investments. The carrying amount of these investments approximates the fair value.
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
Fair Value Hierarchy — ASC Topic 820 establishes a framework for measuring fair value in accordance with GAAP and expands financial statement disclosure requirements for fair value measurements. ASC Topic 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy follows:
•Level 1 — Valuation techniques in which all significant inputs are quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.
•Level 2 — Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices from markets that are not active for assets or liabilities that are identical or similar to the assets or liabilities being measured. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level 2 valuation techniques.
•Level 3 — Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Restricted investments, held-to-maturity [1]	$9,001	$8,995	$8,912	$8,915
Equity method investments [2]	77,562	77,562	30,878	30,878
Investments in equity securities [3]	18,675	18,675	8,722	8,722

Financial Liabilities:
Term Loan, due October 2022 [4]	$298,907	$300,000	$364,825	$365,000
2018 RSA, due July 2021 [5]	213,918	214,000	204,762	205,000
Revolver, due October 2022	210,000	210,000	279,000	279,000
Contingent consideration associated with acquisition [6]	16,200	16,200	—	—

1Refer to Note 6 for the differences between the carrying amounts and estimated fair values of the Company's restricted investments, held-to-maturity.
2Refer to Note 7 for more discussion about the Company's equity method investments.
3The investments are carried at fair value and are included in "Other long-term assets" on the consolidated balance sheets.
4The carrying amount of the Term Loan is included in "Finance lease liabilities and long-term debt – less current portion" and is net of $1.1 million of deferred loan costs as of December 31, 2020. The carrying amount of the Term Loan is included in "Long-term debt – current portion" and is net of $0.2 million of deferred loan costs as of December 31, 2019.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
5The carrying amount of the 2018 RSA is included in "Accounts receivable securitization – current portion" and is net of $0.1 million in deferred loan costs as of December 31, 2020. The carrying amount of the 2018 RSA is included in "Accounts receivable securitization – less current portion" and is net of $0.2 million in deferred loan costs as of December 31, 2019.
6The carrying amount of the contingent consideration associated with the acquisition is included in both the "Accrued liabilities" and "Other long-term liabilities" line items on the consolidated balance sheets based on the due date of the payments.
Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a recurring basis as of December 31, 2020 and 2019:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of December 31, 2020
Investments in equity securities [1]	$18,675	$18,675	$—	$—	$3,553
As of December 31, 2019
Investments in equity securities [1]	8,722	8,722	—	—	(184)
1    Total unrealized gains (losses) for these investments are included within "Other income, net" within the consolidated statements of comprehensive income. The Company did not sell any equity investments during 2020 or 2019 and therefore did not realize any gains or losses on these investments.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of December 31, 2020.

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of December 31, 2020
Contingent consideration associated with acquisition [1]	$16,200	$—	$—	$16,200	$(6,730)
1    Refer to Note 5 for information regarding the adjustments made to the contingent consideration associated with the acquisition.
As of December 31, 2019, there were no major categories of liabilities on the consolidated balance sheets estimated at fair value that were measured on a recurring basis.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of December 31, 2020 and 2019:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of December 31, 2020
Equipment [1]	$5,851	$—	$5,851	$—	$(5,335)
As of December 31, 2019
Leasehold improvements [2]	$—	$—	$—	$—	$(2,182)
Equipment [3]	1,380	—	1,380	—	(870)
Software [4]	—	—	—	—	(434)
1    Reflects the non-cash impairment of certain alternative fuel technology (within the non-reportable segments) and certain revenue equipment held for sale (within the Trucking segment).
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
Nonrecurring Fair Value Measurements (Liabilities) — As of December 31, 2020 and 2019 there were no liabilities included in the Company's consolidated balance sheets at estimated fair value that were measured on a nonrecurring basis.

Note 24 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	2020		2019		2018
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Freight Services:
Central Freight Lines [1]	$7,837	$—	$19,651	$—	$681	$—
SME Industries [1]	56	—	345	—	698	—
Total	$7,893	$—	$19,996	$—	$1,379	$—

Facility and Equipment Leases:
Central Freight Lines [1]	$48	$277	$322	$369	$916	$370
Other Affiliates [1]	11	229	18	—	19	—
Total	$59	$506	$340	$369	$935	$370

Other Services:
Central Freight Lines [1]	$427	$—	$1,834	$—	$—	$—
DPF Mobile [1]	—	33	—	220	—	308
Other Affiliates [1]	15	35	39	2,432	589	2,282
Total	$442	$68	$1,873	$2,652	$589	$2,590

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
During the quarter ended September 30, 2020, the ownership percentage of Jerry Moyes and related affiliates fell below the threshold requiring related party disclosure. The amounts included in this Note 24 pertain to transactions that occurred prior to the date that the ownership percentage changed.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Receivables and payables pertaining to related party transactions were:

	December 31,
	2020		2019
	Receivable	Payable	Receivable	Payable
	(In thousands)
Central Freight Lines	$133	$—	$2,872	$—
SME Industries	—	—	17	—
DPF Mobile	—	41	—	2
Other Affiliates	2	10	—	—
Total	$135	$51	$2,889	$2

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
The following tables present the Company's financial information by segment:

	2020		2019		2018 (recast)
Total revenue:	(Dollars in thousands)
Trucking	$3,786,030	81.0%	$3,952,866	81.6%	$4,290,254	80.3%
Logistics	$375,841	8.0%	$352,988	7.3%	$436,044	8.2%
Intermodal	$391,462	8.4%	$455,466	9.4%	$498,821	9.3%
Subtotal	$4,553,333	97.4%	$4,761,320	98.3%	$5,225,119	97.8%
Non-reportable segments	$188,882	4.0%	$130,782	2.7%	$184,140	3.4%
Intersegment eliminations	$(68,352)	(1.4%)	$(48,152)	(1.0%)	$(65,193)	(1.2%)
Total revenue	$4,673,863	100.0%	$4,843,950	100.0%	$5,344,066	100.0%

	2020		2019		2018 (recast)
Operating income (loss):	(Dollars in thousands)
Trucking	$578,512	102.5%	$468,749	109.7%	$550,818	96.8%
Logistics	$20,245	3.6%	$21,869	5.1%	$31,991	5.6%
Intermodal	$(943)	(0.2%)	$4,501	1.1%	$31,272	5.5%
Subtotal	$597,814	105.9%	$495,119	115.9%	$614,081	107.9%
Non-reportable segments	$(33,376)	(5.9%)	$(67,681)	(15.9%)	$(45,038)	(7.9%)
Operating income	$564,438	100.0%	$427,438	100.0%	$569,043	100.0%

	2020		2019		2018 (recast)
Depreciation and amortization of property and equipment:	(Dollars in thousands)
Trucking	$390,417	84.7%	$355,270	84.6%	$319,210	82.4%
Logistics	$829	0.2%	$728	0.2%	$607	0.2%
Intermodal	$14,377	3.1%	$13,506	3.2%	$12,044	3.1%
Subtotal	$405,623	88.0%	$369,504	88.0%	$331,861	85.7%
Non-reportable segments	$55,152	12.0%	$50,578	12.0%	$55,644	14.3%
Consolidated depreciation and amortization of property and equipment	$460,775	100.0%	$420,082	100.0%	$387,505	100.0%

Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for each of 2020, 2019, and 2018. Additionally, long-lived assets on the balance sheets of the Company's foreign subsidiaries were less than 5.0% of consolidated "Total assets" as of December 31, 2020 and 2019.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Customer Concentration
Services provided to the Company's largest customer generated 16.8%, 13.3%, and 14.6% of total revenue in 2020, 2019, and 2018, respectively. Revenue generated by the Company's largest customer is reported in each of our reportable operating segments. No other customer accounted for 10.0% or more of total revenue in 2020, 2019, or 2018.

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
Changes in Internal Control over Financial Reporting
There has been no significant change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
(1)pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of management and directors of the Company; and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our CEO and CFO, management conducted an evaluation of the Company's internal control over financial reporting as of December 31, 2020.  In making this evaluation, management used the criteria in Internal Control - Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of internal control over financial reporting as of December 31, 2020 was audited by Grant Thornton LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K.  Grant Thornton LLP's report on the Company's internal control over financial reporting is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Knight-Swift Transportation Holdings Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Knight-Swift Transportation Holdings Inc. (an Arizona corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Phoenix, Arizona
February 25, 2021

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item 10 is hereby incorporated by reference to the information set forth under the captions "Proposal No. 1: Election of Directors," "Management," "The Board of Directors and Corporate Governance — Code of Business Conduct and Ethics," "The Board of Directors and Corporate Governance — Nomination of Director Candidates," and "The Board of Directors and Corporate Governance — Board Committees" in the Company's definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this Item 11 is hereby incorporated by reference to the information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Company's definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Plan Information
Before the 2017 Merger, Knight and Swift granted stock-based awards under their respective stock-based compensation plans, discussed below.
2014 Stock Plan — Currently, the 2014 Stock Plan, as amended and restated, is the Company’s only compensatory stock-based incentive plan. The previous 2014 stock plan replaced Swift's 2007 Omnibus Incentive Plan when it was adopted by Swift's board of directors in March 2014 and then approved by the Swift stockholders in May 2014. The previous 2014 stock plan was amended and restated to rename the plan and for other administrative changes relating to the 2017 Merger. The 2014 Stock Plan was again amended and restated in 2020 to increase the number of shares of common stock available for issuance and extended the term of the 2014 Stock Plan, as well as to amend certain provisions to comply with best practices. Other terms of the 2014 Stock Plan, as amended and restated, remain substantially the same as the previous 2014 stock plan and first amended and restated stock plan. The 2014 Stock Plan, as amended and restated, permits the payment of cash incentive compensation and authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, cash-based awards, and stock-based awards to the Company's employees and non-employee directors.
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

The following table represents securities authorized for issuance under the Company's stock plans at December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,576,544	$29.45	6,577,542
Equity compensation plans not approved by security holders	—	—	—
Total	2,576,544	$29.45	6,577,542

Column (a) includes 2,273,568 shares of Knight-Swift common stock underlying outstanding restricted stock units and performance units. Because there is no exercise price associated with such awards, such equity awards are not included in the weighted-average exercise price calculation in column (b).
Columns (a) and (b) pertain to the 2014 Stock Plan. No amounts related to the 2012 ESPP are included in columns (a) or (b). Column (c) includes 5,563,257 shares available for issuance under the 2014 Stock Plan and 1,014,285 shares available for issuance under the 2012 ESPP.
Other information required under this Item 12 is hereby incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item 13 is hereby incorporated by reference to the information set forth under the captions "Relationships and Related Party Transactions," "The Board of Directors and Corporate Governance — Composition of Board," "The Board of Directors and Corporate Governance — Board Leadership Structure," and "The Board of Directors and Corporate Governance — Board Committees" in the Company's definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item 14 is hereby incorporated by reference to the information set forth under the caption "Audit and Non-Audit Fees" in the Company's definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC.

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
Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2017

10.2**	Knight Transportation, Inc. 2012 Equity Compensation Plan	Incorporated by reference to Appendix A to Knight's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.

10.3**	Knight Transportation, Inc. Form of Stock Option Grant Agreement - Amended and Restated 2003 Stock Option and Equity Compensation Plan or 2012 Equity Compensation Plan	Incorporated by reference to Exhibit 10.5 to Knight's Report on Form 10-K for the year ended December 31, 2012

10.4**	Knight Transportation, Inc. Amended and Restated 2015 Omnibus Incentive Plan	Incorporated by reference to Exhibit 99.1 to Knight's Report on Form 8-K filed on April 29, 2015

10.5**	Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan	Incorporated by reference to Appendix B of Knight's Definitive Proxy Statement on Schedule 14A filed April 10, 2009

10.6**	Swift Transportation Company 2007 Omnibus Incentive Plan, effective October 10, 2007, as amended and restated on December 15, 2010	Incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2010

10.7**	Swift Corporation Form of Option Award Notice – 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form S-1 Registration Statement No. 333-168257 filed on July 22, 2010

10.8**	Swift Transportation Co., Inc. Retirement Plan, effective January 1, 1992, amended and restated on January 1, 2007	Incorporated by reference to Exhibit 10.7 to Form S-1 Registration Statement No. 333-168257 filed on July 22, 2010

10.9**	Swift Transportation Company Form of Option Award Notice - 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 28, 2013

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
10.10**	Swift Transportation Company Form of Restricted Stock Grant Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2015

10.11**	Swift Transportation Company Form of Restricted Stock Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2015

10.12**	Swift Transportation Company Form of Non-Qualified Stock Option Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended December 31, 2015

10.13**	Swift Transportation Company Form of Performance Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2015

10.14
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

10.15
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

10.17
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
Incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2015

10.18**	Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2016

10.19**	First Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2016

10.20**	Second Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2018

10.21**	Third Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.26 of Form 10-K for the year ended December 31, 2018

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
10.22
Stockholders Agreement, dated as of April 9, 2017 among Swift Transportation Company, Jerry Moyes, Vickie Moyes, Jerry and Vickie Moyes Family Trust Dated 12/11/87, an Arizona grantor trust, LynDee Moyes Nester, Michael Moyes, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 13, 2017

10.23
Stockholders Agreement, dated as of April 9, 2017, among Swift Transportation Company, Gary J. Knight, The Gary J. Knight Revocable Living Trust dated May 19, 1993, as amended, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 13, 2017

10.24
Stockholders Agreement, dated as of April 9, 2017, among Swift Transportation Company, Kevin P. Knight, The Kevin and Sydney Knight Revocable Living Trust dated March 25, 1994, as amended, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 13, 2017

10.25	Letter Agreement, dated as of April 9, 2017, by and between Swift Transportation Company and Jerry Moyes	Incorporated by reference to Exhibit 10.6 of Form 8-K filed on April 13, 2017

10.26**	Swift Transportation Company Form of Restricted Stock Unit Award Notice (Executive) - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on May 31, 2017

10.27**	Swift Transportation Company Form of Restricted Stock Unit Award Notice (Standard) - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on May 31, 2017

10.28**	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2017

10.29**	Knight-Swift Transportation Holdings Inc. Second Amended and Restated 2014 Omnibus Incentive Plan	Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14A field on April 9, 2020

10.30**	Knight-Swift Transportation Holdings Inc. Form of Restricted Stock Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2017

10.31
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

10.32
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
Incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2018

10.33**	Form of RSU Award Notice 2018 (Share Settled)	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2019

10.34**	Form of PU Award Notice 2018 (Share Settled)	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2019

10.35**	Form of RSU Award Notice 2018 (Cash Settled)	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2019

10.36**	Form of PU Award Notice 2018 (Cash Settled)	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2019

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
10.37**	Form of RSU Award Notice 2019 (Share Settled)	Incorporated by reference to Exhibit 10.42 of Form 10-K for the year ended December 31, 2019

10.38**	Form of Relative PU Award Notice 2019 (Share Settled)	Incorporated by reference to Exhibit 10.43 of Form 10-K for the year ended December 31, 2019

10.39**	Form of Target PU Award Notice 2019 (Share Settled)	Incorporated by reference to Exhibit 10.44 of Form 10-K for the year ended December 31, 2019

10.40**	Form of RSU Award Notice 2019 (Cash Settled)	Incorporated by reference to Exhibit 10.45 of Form 10-K for the year ended December 31, 2019

10.41**	Form of Relative PU Award Notice 2019 (Cash Settled)	Incorporated by reference to Exhibit 10.46 of Form 10-K for the year ended December 31, 2019

10.42**	Form of Target PU Award Notice 2019 (Cash Settled)	Incorporated by reference to Exhibit 10.47 of Form 10-K for the year ended December 31, 2019

10.43	First Amendment to the Knight-Swift Transportation Holding Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2020

10.44**	Form of RSU Award Notice 2020	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2020

10.45	First Amendment to Credit Facility, dated October 2, 2020	Filed herewith

10.46**	Form of Target PU Award Notice 2020 (Share Settled)	Filed herewith

21.1	Subsidiaries of Knight-Swift Transportation Holdings Inc.	Filed herewith

23.1	Consent of Grant Thornton LLP	23.1

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
February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title	Date	Signature and Title	Date

/s/ David A. Jackson	February 25, 2021	/s/ Michael Garnreiter	February 25, 2021
David A. Jackson		Michael Garnreiter
President, Chief Executive Officer, and Director		Director
(Principal Executive Officer)

/s/ Adam W. Miller	February 25, 2021	/s/ Robert Synowicki, Jr.	February 25, 2021
Adam W. Miller		Robert Synowicki, Jr.
Chief Financial Officer		Director
(Principal Financial Officer)

/s/ Cary M. Flanagan	February 25, 2021	/s/ David Vander Ploeg	February 25, 2021
Cary M. Flanagan		David Vander Ploeg
Chief Accounting Officer		Director
(Principal Accounting Officer)

/s/ Kevin P. Knight	February 25, 2021	/s/ Kathryn Munro	February 25, 2021
Kevin P. Knight		Kathryn Munro
Executive Chairman		Director

/s/ Gary J. Knight	February 25, 2021	/s/ Roberta Roberts Shank	February 25, 2021
Gary J. Knight		Roberta Roberts Shank
Executive Vice Chairman		Director