Form 10-Q
period 2021-03-31
Knight-Swift Transportation Holdings Inc.
filed 2021-05-05
CIK 1492691

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
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were 165,510,658 shares of the registrant's common stock outstanding as of April 28, 2021.

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

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight and Swift, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2017 Debt Agreement	The Company's Credit Agreement, entered into on September 29, 2017, as amended on October 2, 2020, consisting of the Revolver and Term Loan, which are defined below.
2018 RSA	Fourth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on July 11, 2018 by Swift Receivables Company II, LLC with unrelated financial entities.
2021 RSA	Fifth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on April 23, 2021 by Swift Receivables Company II, LLC with unrelated financial entities.
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
COVID-19	Viral strain of a coronavirus which led the World Health Organization to declare a global pandemic in March 2020.
DOE	United States Department of Energy
EPS	Earnings Per Share
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries prior to the 2017 Merger.
LIBOR	London InterBank Offered Rate
Quarterly Report	Quarterly Report on Form 10-Q
QTD	Quarter-to-date
Revolver	Revolving line of credit under the 2017 Debt Agreement
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries prior to the 2017 Merger.
Term Loan	The Company's term loan under the 2017 Debt Agreement
TRP	Transportation Resource Partners
US	The United States of America
YTD	Year-to-date

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$194,650	$156,699
Cash and cash equivalents – restricted	47,867	39,328
Restricted investments, held-to-maturity, amortized cost	8,954	9,001
Trade receivables, net of allowance for doubtful accounts of $21,797 and $22,093, respectively	584,011	578,479
Contract balance – revenue in transit	20,104	14,560
Prepaid expenses	66,278	71,649
Assets held for sale	20,835	29,756
Income tax receivable	31	2,903
Other current assets	21,015	20,988
Total current assets	963,745	923,363
Gross property and equipment	4,286,833	4,223,348
Less: accumulated depreciation and amortization	(1,311,189)	(1,230,696)
Property and equipment, net	2,975,644	2,992,652
Operating lease right-of-use-assets	95,658	113,296
Goodwill	2,958,709	2,922,964
Intangible assets, net	1,393,346	1,389,245
Other long-term assets	132,373	126,482
Total assets	$8,519,475	$8,468,002
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$126,918	$101,001
Accrued payroll and purchased transportation	182,106	160,888
Accrued liabilities	143,168	88,894
Claims accruals – current portion	174,678	174,928
Finance lease liabilities and long-term debt – current portion	85,035	52,583
Operating lease liabilities – current portion	37,577	47,496
Accounts receivable securitization – current portion	198,957	213,918
Total current liabilities	948,439	839,708
Revolving line of credit	115,000	210,000
Long-term debt – less current portion	299,063	298,907
Finance lease liabilities – less current portion	127,341	138,243
Operating lease liabilities – less current portion	62,549	69,852
Claims accruals – less current portion	174,766	174,814
Deferred tax liabilities	797,019	815,941
Other long-term liabilities	45,960	48,497
Total liabilities	2,570,137	2,595,962
Commitments and contingencies (Notes 3, 9, and 10)
Stockholders’ equity:
Preferred stock, par value 0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 165,488 and 166,553 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	1,655	1,665
Additional paid-in capital	4,309,792	4,301,424
Retained earnings	1,625,397	1,566,759
Total Knight-Swift stockholders' equity	5,936,844	5,869,848
Noncontrolling interest	12,494	2,192
Total stockholders’ equity	5,949,338	5,872,040
Total liabilities and stockholders’ equity	$8,519,475	$8,468,002
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended March 31,
	2021	2020
	(In thousands, except per share data)
Revenue:
Revenue, excluding trucking fuel surcharge	$1,133,105	$1,027,095
Trucking fuel surcharge	89,909	97,703
Total revenue	1,223,014	1,124,798
Operating expenses:
Salaries, wages, and benefits	370,370	354,833
Fuel	118,236	121,855
Operations and maintenance	68,070	68,404
Insurance and claims	55,643	54,280
Operating taxes and licenses	22,048	22,169
Communications	5,037	4,874
Depreciation and amortization of property and equipment	119,915	110,221
Amortization of intangibles	11,749	11,474
Rental expense	16,864	25,375
Purchased transportation	258,230	225,276
Impairments	—	902
Miscellaneous operating expenses	14,593	23,016
Total operating expenses	1,060,755	1,022,679
Operating income	162,259	102,119
Other (expenses) income:
Interest income	294	832
Interest expense	(3,486)	(6,107)
Other income (expenses), net	16,105	(6,507)
Total other (expenses) income, net	12,913	(11,782)
Income before income taxes	175,172	90,337
Income tax expense	45,329	24,554
Net income	129,843	65,783
Net income attributable to noncontrolling interest	(53)	(357)
Net income attributable to Knight-Swift	$129,790	$65,426

Earnings per share:
Basic	$0.77	$0.38
Diluted	$0.77	$0.38

Dividends declared per share:	$0.08	$0.08

Weighted average shares outstanding:
Basic	167,478	170,617
Diluted	168,374	171,282
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$129,843	$65,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	131,664	121,695
Gain on sale of property and equipment	(10,537)	(3,005)
Impairments	—	902
Deferred income taxes	(18,920)	15,330
Non-cash lease expense	15,589	24,202
Other adjustments to reconcile net income to net cash provided by operating activities	(6,522)	14,065
Increase (decrease) in cash resulting from changes in:
Trade receivables	(11,586)	(5,268)
Income tax receivable	2,872	4,380
Accounts payable	12,534	31,084
Accrued liabilities and claims accrual	70,975	(93,193)
Operating lease liabilities	(15,174)	(25,414)
Other assets and liabilities	5,375	4,782
Net cash provided by operating activities	306,113	155,343
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	500	4,350
Purchases of held-to-maturity investments	(512)	(4,301)
Proceeds from sale of property and equipment, including assets held for sale	67,175	33,756
Purchases of property and equipment	(111,020)	(109,431)
Expenditures on assets held for sale	(401)	(352)
Net cash, restricted cash, and equivalents invested in acquisitions	(39,281)	(46,811)
Other cash flows from investing activities	9,398	(2,793)
Net cash used in investing activities	(74,141)	(125,582)
Cash flows from financing activities:
Repayment of finance leases and long-term debt	(6,600)	(14,498)
(Repayments) borrowings on revolving lines of credit, net	(95,000)	15,000
Repayment of accounts receivable securitization	(15,000)	(25,000)
Proceeds from common stock issued	2,709	3,257
Repurchases of the Company's common stock	(53,661)	(34,630)
Dividends paid	(13,624)	(13,964)
Other cash flows from financing activities	(4,190)	(2,050)
Net cash used in financing activities	(185,366)	(71,885)
Net increase (decrease) in cash, restricted cash, and equivalents	46,606	(42,124)
Cash, restricted cash, and equivalents at beginning of period	197,277	202,228
Cash, restricted cash, and equivalents at end of period	$243,883	$160,104

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Quarter Ended March 31,
	2021	2020
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,505	$6,293
Income taxes	2,199	3,280
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$13,860	$44,084
Financing provided to independent contractors for equipment sold	462	1,670
Transfer from property and equipment to assets held for sale	29,955	15,288
Noncontrolling interest associated with acquisition	10,281	—
Contingent consideration associated with acquisition	—	18,654
Right-of-use assets (forfeited) obtained in exchange for operating lease liabilities	(2,608)	1,704
Right-of-use assets obtained in exchange for new operating lease liabilities through acquisitions	560	12,356
Property and equipment obtained in exchange for finance lease liabilities reclassified from operating lease liabilities	28,149	12,286

Reconciliation of Cash, Restricted Cash, and Equivalents:	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
	(In thousands)
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$194,650	$156,699	$119,132	$159,722
Cash and cash equivalents – restricted [1]	47,867	39,328	39,812	41,331
Other long-term assets [1]	1,366	1,250	1,160	1,175
Condensed Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$243,883	$197,277	$160,104	$202,228

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2020	166,553	$1,665	$4,301,424	$1,566,759	$5,869,848	$2,192	$5,872,040
Common stock issued to employees	220	3	2,006		2,009		2,009
Common stock issued under ESPP	18	—	700		700		700
Company shares repurchased	(1,303)	(13)		(53,648)	(53,661)		(53,661)
Shares withheld – RSU settlement				(4,159)	(4,159)		(4,159)
Employee stock-based compensation expense			5,662		5,662		5,662
Cash dividends paid and dividends accrued ($0.08 per share)				(13,345)	(13,345)		(13,345)
Net income attributable to Knight-Swift				129,790	129,790		129,790
Investment in noncontrolling interest						10,281	10,281
Distribution to noncontrolling interest						(32)	(32)
Net income attributable to noncontrolling interest						53	53
Balances – March 31, 2021	165,488	$1,655	$4,309,792	$1,625,397	$5,936,844	$12,494	$5,949,338

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2019	170,688	$1,707	$4,269,043	$1,395,465	$5,666,215	$2,088	$5,668,303
Common stock issued to employees	211	2	2,709		2,711		2,711
Common stock issued under ESPP	16	—	546		546		546
Company shares repurchased	(1,139)	(11)		(34,619)	(34,630)		(34,630)
Shares withheld – RSU settlement				(1,971)	(1,971)		(1,971)
Employee stock-based compensation expense			3,536		3,536		3,536
Cash dividends paid and dividends accrued ($0.08 per share)				(13,774)	(13,774)		(13,774)
Net income attributable to Knight-Swift				65,426	65,426		65,426
Distribution to noncontrolling interest						(180)	(180)
Net income attributable to noncontrolling interest						357	357
Balances – March 31, 2020	169,776	$1,698	$4,275,834	$1,410,527	$5,688,059	$2,265	$5,690,324
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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the quarter ended March 31, 2021, the Company operated an average of 18,224 tractors (comprised of 16,305 company tractors and 1,919 independent contractor tractors) and 59,797 trailers within the Trucking segment. Additionally, the Company operated an average of 597 tractors and 10,846 containers in the Intermodal segment. The Company's three reportable segments are Trucking, Logistics, and Intermodal.
Basis of Presentation
The condensed consolidated financial statements and footnotes included in this Quarterly Report include the accounts of Knight-Swift Transportation Holdings Inc. and its subsidiaries and should be read in conjunction with the consolidated financial statements and footnotes included in Knight-Swift's 2020 Annual Report. In management's opinion, these condensed consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair statement of the periods presented.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 2 — Recently Issued Accounting Pronouncements
No material ASUs issued since the 2020 annual report.

Note 3 — Acquisitions
Eleos Acquisition
On February 1, 2021, pursuant to a membership interest purchase agreement ("MIPA"), the Company, through a wholly owned subsidiary, acquired 79.44% of the issued and outstanding membership interests of Eleos Technologies, LLC ("Eleos"), a Greenville, South Carolina based software provider, specializing in mobile driving platforms, which complement the Company's suite of services. The total purchase price consideration, including cash on hand and net working capital adjustments, consisted of $41.5 million in cash to the sellers at closing, which was funded through cash-on-hand and borrowing on the Revolver on the transaction date. At closing, $4.1 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations and other items.
The MIPA included that both the buyer and sellers would file an election under the Internal Revenue Code Section 754 to adjust the tax basis of the Company's assets and liabilities, with respect to the buyer's purchase of the equity. The MIPA contains customary representations, warranties, covenants, and indemnification provisions for transactions of this nature.
The goodwill recognized represents expected synergies from combining the operations of Eleos with the Company, including enhanced service offerings, as well as other intangible assets that did not meet the criteria for separate recognition. The goodwill is expected to be deductible for tax purposes.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The following table summarizes the fair value of the consideration transferred as of the acquisition date:

February 1, 2021 Opening Balance Sheet as Reported at March 31, 2021

Fair value of the consideration transferred	$41,518

Cash and cash equivalents	2,237
Trade and other receivables	545
Prepaid expenses and other assets	47
Operating lease right-of-use assets	560
Identifiable intangible assets [1]	15,850
Total assets	19,239

Accounts payable	(156)
Accrued payroll and payroll-related expenses	(605)
Accrued liabilities	(1,391)
Operating lease liabilities – current and noncurrent portions	(560)
Other long-term liabilities	(475)
Total liabilities	(3,187)

Noncontrolling interest	(10,281)
Total stockholders' equity	(10,281)

Goodwill	$35,747

1    Includes $8.8 million in customer relationships, $0.2 million in noncompete agreements, $3.5 million in internally-developed software, and a $3.4 million trade name.
Warehousing Co. Acquisition
On January 1, 2020, pursuant to a stock purchase agreement (the "SPA") the Company, through a wholly owned subsidiary, acquired 100.0% of the equity interests of a warehousing-related company (the "Warehousing Co.") with locations throughout the Central US.
The total purchase price consideration of $66.9 million included $48.2 million in cash to the sellers at closing, which was funded through cash-on-hand and borrowing on the Revolver on the transaction date. At closing, $6.8 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations. During the third quarter of 2020, the escrow proceeds were released to the sellers pursuant to the SPA. The purchase price also included contingent consideration consisting of three additional annual payments of up to $8.1 million each (or $24.3 million in total), representing the maximum possible annual deferred payments to the sellers based on Warehousing Co.'s earnings before interest and taxes ("EBIT") for each of the calendar years ending December 31, 2020, December 31, 2021, and the annualized six-month period ending June 30, 2022. In order to estimate Warehousing Co.'s future performance, the Company utilized the Monte Carlo simulation method using certain inputs, including Warehousing Co.'s forecasted EBIT, discount rate, dividend yields, expected volatility, and expected stock returns during the above measurement periods. Based on the above inputs, the present value of the total contingent consideration, along with the estimated net working capital adjustment, equaled $18.7 million as of January 1, 2020. During the measurement period, the net working capital adjustment was reduced by $0.4 million based on the actual versus estimated net working capital adjustment as of the transaction date. This adjustment resulted in the total estimated contingent consideration and net working capital adjustment decreasing to $18.3 million. The total purchase price consideration, as if adjusted at the January 1, 2020 transaction date, is identified in the table below.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
During the fourth quarter of 2020, the Company paid the first annual payment of $8.1 million as a result of the achievement of Warehousing Co.’s EBIT performance target for the calendar year December 31, 2020. Additionally, during the fourth quarter of 2020, the Company increased the estimated fair value of the remaining contingent consideration representing the final two annual payments, resulting in a $6.7 million fair value adjustment of the deferred earnout, which was recorded in “Miscellaneous operating expenses” in the consolidated statement of comprehensive income. As such, as of March 31, 2021 and December 31, 2020, the remaining estimated contingent consideration was $16.2 million representing the fair value of the remaining annual deferred payments for the calendar year ending December 31, 2021 and the annualized six-month period ending June 30, 2022.
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
The following table summarizes the fair value of the consideration transferred as of the acquisition date:

	January 1, 2020 Opening Balance Sheet as Reported at March 31, 2020	Adjustments	January 1, 2020 Opening Balance Sheet as Reported at March 31, 2021

Fair value of the consideration transferred	$66,854	$(410)	$66,444

Cash and cash equivalents	1,388	—	1,388
Trade and other receivables	3,301	—	3,301
Prepaid expenses	608	—	608
Other current assets	78	—	78
Property and equipment	1,938	—	1,938
Operating lease right-of-use assets	12,356	—	12,356
Identifiable intangible assets [1]	55,681	—	55,681
Deferred tax assets	54	—	54
Other noncurrent assets	404	—	404
Total assets	75,808	—	75,808

Accounts payable	(347)	—	(347)
Accrued liabilities	(644)	—	(644)
Operating lease liabilities – current portion	(4,451)	—	(4,451)
Operating lease liabilities – less current portion	(7,905)	—	(7,905)
Total liabilities	(13,347)	—	(13,347)

Goodwill	$4,393	$(410)	$3,983

1    Includes $53.8 million in customer relationships, $0.7 million in noncompete agreements, $0.6 million in internally developed software, and a $0.6 million trade name.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 4 — Investments
Restricted Investments, Held-to-Maturity
The following tables present the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments, held-to-maturity:

	March 31, 2021
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$8,954	$—	$(4)	$8,950
Restricted investments, held-to-maturity	$8,954	$—	$(4)	$8,950

	December 31, 2020
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$9,001	$2	$(8)	$8,995
Restricted investments, held-to-maturity	$9,001	$2	$(8)	$8,995

As of March 31, 2021, the contractual maturities of the restricted investments, held-to-maturity, were one year or less. There were sixteen securities that were in an unrealized loss position for less than twelve months as of March 31, 2021 and December 31, 2020. The Company did not recognize any impairment losses related to its held-to-maturity investments during the quarters ended March 31, 2021 or 2020.
Other Investments
On April 16, 2021, the Company agreed to pay $25.0 million in cash in exchange for a convertible promissory note. The cash was paid on May 4, 2021. The convertible promissory note accrues simple interest on the unpaid principal balance at a rate of 10.0% and is payable on demand any time after April 16, 2022, unless earlier converted into shares of the borrower's common stock. The amount outstanding on the promissory note is automatically converted into a number of shares of the borrower's common stock upon either the closing of a qualified financing or upon a public event, subject to discounted conversion pricing per share based on a valuation of the borrower.
Refer to Note 15 for additional information regarding fair value measurements of the Company's investments.

Note 5 — Assets Held for Sale
The Company expects to sell its assets held for sale, which primarily consist of revenue equipment, within the next twelve months. Revenue equipment held for sale totaled $20.8 million and $29.8 million as of March 31, 2021 and December 31, 2020, respectively. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income, were $10.5 million and $3.0 million for the quarters ended March 31, 2021 and 2020, respectively. The increase in net gains on disposals was primarily due to a stronger market for used revenue equipment during the quarter ended March 31, 2021, as compared to the same period in 2020.
The Company did not recognize impairment losses related to assets held for sale during the quarter ended March 31, 2021, as compared to the same period last year when the Company recognized impairment losses related to assets held for sale of $0.1 million.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In thousands)
Goodwill at beginning of period	$2,922,964
Adjustments relating to deferred tax assets	(2)
Acquisition [1]	35,747
Goodwill at end of period	$2,958,709

1The goodwill associated with the Eleos acquisition referenced in Note 3 was allocated to the non-reportable segment, and is net of purchase price accounting adjustments.
The Company did not record any goodwill impairments during the quarters ended March 31, 2021 or 2020.
Other Intangible Assets
Other intangible asset balances were as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Definite-lived intangible assets [1]
Gross carrying amount	$910,447	$894,597
Accumulated amortization	(157,601)	(145,852)
Definite-lived intangible assets, net	752,846	748,745
Indefinite-lived trade names:
Gross carrying amount	640,500	640,500
Intangible assets, net	$1,393,346	$1,389,245

1The major categories of the Company's definite-lived intangible assets include customer relationships, non-compete agreements, internally-developed software, trade names, and others.
Identifiable intangible assets subject to amortization have been recorded at fair value. Intangible assets related to acquisitions other than the 2017 Merger are amortized over a weighted-average amortization period of 18.1 years. The Company's customer relationship intangible assets related to the 2017 Merger are being amortized over a weighted average amortization period of 19.9 years.
As of March 31, 2021, management anticipates that the composition and amount of amortization associated with intangible assets will be $35.7 million for the remainder of 2021, $47.4 million in 2022, $46.9 million for each of the years 2023 and 2024, and $46.8 million in 2025. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Income Taxes
Effective Tax Rate — The quarter-to-date March 31, 2021 and March 31, 2020 effective tax rates were 25.9% and 27.2%, respectively.
Valuation Allowance — The Company has not established a valuation allowance as it has been determined that, based upon available evidence, a valuation allowance is not required. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Unrecognized Tax Benefits — Management believes it is reasonably possible that a decrease of up to $0.7 million in unrecognized tax benefits relating to federal deductions may be necessary within the next twelve months.
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits were approximately $0.4 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by various state jurisdictions for tax years ranging from 2013 to 2019. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2015 remain subject to examination.

Note 8 — Accounts Receivable Securitization
The 2018 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets. As of March 31, 2021, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2018 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of March 31, 2021. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
The following table summarizes the key terms of the 2018 RSA (dollars in thousands):

Effective date	July 11, 2018
Final maturity date [1]	July 9, 2021
Borrowing capacity	$325,000
Accordion option [2]	$175,000
Unused commitment fee rate [3]	20 to 40 basis points
Program fees on outstanding balances [4]	one-month LIBOR + 80 to 100 basis points

1On April 23, 2021, the Company entered into a new accounts receivable securitization agreement which extends the maturity date to April 23, 2024. See below for more details.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Availability under the 2018 RSA is calculated as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Borrowing base, based on eligible receivables	$267,200	$302,700
Less: outstanding borrowings [1]	(199,000)	(214,000)
Less: outstanding letters of credit	(65,281)	(67,281)
Availability under accounts receivable securitization facilities	$2,919	$21,419

1Outstanding borrowings are included in "Accounts receivable securitization – current portion" in the condensed consolidated balance sheets, offset by $43.0 thousand and $0.1 million of deferred loan costs as of March 31, 2021 and December 31, 2020, respectively. Interest accrued on the aggregate principal balance at a rate of 1.0% as of March 31, 2021 and December 31, 2020.
Program fees and unused commitment fees are recorded in "Interest expense" in the condensed consolidated statements of comprehensive income. The Company incurred accounts receivable securitization program fees of $0.7 million and $1.4 million during the quarters ended March 31, 2021 and 2020, respectively.
Refer to Note 15 for information regarding the fair value of the 2018 RSA.
Subsequent Event
On April 23, 2021, the Company entered into the Fifth Amendment to the Amended and Restated Receivables Sales Agreement ("2021 RSA"). The 2021 RSA, among other things, extends the maturity date to April 23, 2024, increases the maximum borrowing capacity to $400.0 million, decreases the accordion option to $100.0 million, and changes the program fee to one-month LIBOR plus 82.5 basis points.

Note 9 — Commitments
Purchase Commitments
As of March 31, 2021, the Company had outstanding commitments to purchase revenue equipment of $654.8 million in the remainder of 2021 ($419.2 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, finance leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of March 31, 2021, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $37.5 million in the remainder of 2021, $2.1 million in the two-year period 2022 through 2023, $0.5 million in the two-year period 2024 through 2025, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
As of March 31, 2021, the Company had outstanding commitments for fuel purchases of $25.0 million in the remainder of 2021, and none thereafter.
TRP Commitments
Since 2003, Knight has entered into partnership agreements with entities that make privately-negotiated equity investments. In these agreements, Knight committed to invest in return for an ownership percentage. During the first quarter of 2021, Knight entered into a $10.0 million commitment to invest in TRP Capital Partners V, LP with $10.0 million outstanding as of March 31, 2021. There were no other material changes related to the previously disclosed TRP commitments during the quarter ended March 31, 2021.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $21.8 million, relating     to the Company's outstanding legal proceedings as of March 31, 2021.
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
Recent Developments and Current Status
In July 2019, a jury issued an adverse verdict in this lawsuit. The court issued a decision granting in part and denying in part certain motions related to the jury’s verdict. Both parties have appealed the court’s decision. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of March 31, 2021.

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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. In January 2020, the court granted final approval of the settlement. Two objectors appealed the court’s decision granting final approval of the settlement. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of March 31, 2021.

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
Recent Developments and Current Status
In January 2020, the court granted final approval of the settlement in this matter. In March 2020, the Company paid the settlement amount approved by the court. As of March 31, 2021, the Company has accrued for anticipated costs associated with finalizing this matter.
1    Individually and on behalf of all others similarly situated.
Other Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, experience damage, mechanical failures and cargo issues as an incidental part of its normal ordinary course of operations. From time to time, these matters result in the discharge of diesel fuel, motor oil or other hazardous materials into the environment. Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges. As of March 31, 2021, the Company's estimate for its total legal

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
liability for all such clean-up and remediation costs was approximately $0.7 million in the aggregate for all current and prior year claims.
Self Insurance
Automobile Liability, General Liability, and Excess Liability — Effective November 1, 2020, the Company has $100.0 million in excess auto liability ("AL") coverage. Effective November 1, 2019, the Company had $130.0 million in excess auto liability ("AL") coverage. For prior years, Swift and Knight separately maintained varying excess AL and general liability limits. During prior policy periods, Swift AL claims were subject to a $10.0 million self-insured retention ("SIR") per occurrence and Knight AL claims were subject to a $1.0 million to $3.0 million SIR per occurrence.  Additionally, Knight carried a $2.5 million aggregate deductible for any loss or losses within the $5.0 million excess of $5.0 million layer of coverage. Effective March 1, 2020, Knight and Swift retain the same $10.0 million SIR per occurrence.
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
Medical — Knight maintains primary and excess coverage for employee medical expenses, with a $0.4 million SIR per claimant. Effective January 1, 2020, Swift provides primary and excess coverage for employee medical expenses, with an SIR of $0.5 million per claimant to all employees.

Note 11 — Share Repurchase Plan
On November 30, 2020, the Company announced that the Board approved the repurchase of up to $250.0 million worth of the Company's outstanding common stock (the "2020 Knight-Swift Share Repurchase Plan"). With the adoption of the 2020 Knight-Swift Share Repurchase Plan, the Company terminated the previous share repurchase plan, which had approximately $54.1 million of authorized purchases remaining upon termination.
The following table presents the Company's repurchases of its common stock under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		Quarter-to-Date March 31, 2021		Quarter-to-Date March 31, 2020
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
	(in thousands)
May 30, 2019	$250,000	—	$—	1,139	$34,630
November 24, 2020 [1]	$250,000	1,303	$53,661	—	$—
		1,303	$53,661	1,139	$34,630

1$196.3 million and $250.0 million remained available under the 2020 Knight-Swift Share Repurchase Plan as of March 31, 2021 and December 31, 2020, respectively.

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
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended March 31,
	2021	2020
	(In thousands)
Basic weighted average common shares outstanding	167,478	170,617
Dilutive effect of equity awards	896	665
Diluted weighted average common shares outstanding	168,374	171,282
Anti-dilutive shares excluded from diluted earnings per share [1]	6	256
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Note 13 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	Quarter Ended March 31,
	2021		2020
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Freight Services:
Central Freight Lines [1]	$—	$—	$6,816	$—
Total	$—	$—	$6,816	$—
Facility and Equipment Leases:
Central Freight Lines [1]	$—	$—	$—	$92
Other Affiliates [1]	—	57	5	73
Total	$—	$57	$5	$165
Other Services:
Central Freight Lines [1]	$—	$—	$15	$—
DPF Mobile [1]	—	—	—	12
Other Affiliates [1]	6	9	9	—
Total	$6	$9	$24	$12

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
During the quarter ended September 30, 2020, the ownership percentage of Jerry Moyes and related affiliates fell below the threshold requiring related party disclosure. The amounts included in this Note 13 pertain to transactions that occurred prior to the date that the ownership percentage changed.
Receivables and payables pertaining to related party transactions were:

	March 31, 2021		December 31, 2020
	Receivable	Payable	Receivable	Payable
	(In thousands)
Central Freight Lines	$—	$—	$133	$—
DPF Mobile	—	—	—	41
Other Affiliates	7	6	2	10
Total	$7	$6	$135	$51

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Information by Segment and Geography
Segment Information
The Company has three reportable segments: Trucking, Logistics, and Intermodal, as well as the non-reportable segments, discussed below. Based on how economic factors affect the nature, amount, timing, and uncertainty of revenue or cash flows, the Company disaggregates revenues by reportable segment for the purposes of applying the ASC Topic 606 guidance.
The Company's twenty-one operating segments are structured around the types of transportation service offerings provided to our customers, as well as the equipment utilized. In addition, the operating segments may be further distinguished by the Company’s respective brands. The Company aggregated these various operating segments into the three reportable segments discussed below based on similarities with both their qualitative and economic characteristics.
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
Non-reportable
The non-reportable segments include five operating segments that consist of support services provided to the Company's customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, warehousing, and certain driving academy activities, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and various acquisitions).
Intersegment Eliminations
Certain operating segments provide transportation and related services for other affiliates outside of their segments. For certain operating segments, such services are billed at cost, and no profit is earned. For the other operating segments, revenues for such services are based on negotiated rates, and are reflected as revenues of the billing segment. These rates are adjusted from time to time, based on market conditions. Such intersegment revenues and expenses are eliminated in Knight-Swift's consolidated results.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The following tables present the Company's financial information by segment:

	Quarter Ended March 31,
	2021	2020
Revenue:	(In thousands)
Trucking	$962,947	$919,061
Logistics	118,887	79,198
Intermodal	107,066	94,731
Subtotal	$1,188,900	$1,092,990
Non-reportable segments	50,669	46,242
Intersegment eliminations	(16,555)	(14,434)
Total revenue	$1,223,014	$1,124,798

	Quarter Ended March 31,
	2021	2020
Operating income (loss):	(In thousands)
Trucking	$158,483	$107,334
Logistics	7,577	3,719
Intermodal	3,457	(2,737)
Subtotal	$169,517	$108,316
Non-reportable segments	(7,258)	(6,197)
Operating income	$162,259	$102,119

	Quarter Ended March 31,
	2021	2020
Depreciation and amortization of property and equipment:	(In thousands)
Trucking	$101,885	$93,548
Logistics	208	207
Intermodal	3,818	3,488
Subtotal	$105,911	$97,243
Non-reportable segments	14,004	12,978
Depreciation and amortization of property and equipment	$119,915	$110,221

Geographical Information
In the aggregate, total revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for the quarters ended March 31, 2021 and 2020. Additionally, long-lived assets on the Company's foreign subsidiary balance sheets were less than 5.0% of consolidated total assets as of March 31, 2021 and December 31, 2020.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 15 — Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of March 31, 2021 and December 31, 2020, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
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
Restricted Investments, Held-to-Maturity — The estimated fair value of the Company's restricted investments, held-to-maturity, is based on quoted prices in active markets that are readily and regularly obtainable. See Note 4 for additional disclosures regarding restricted investments, held-to-maturity.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Restricted investments, held-to-maturity [1]	$8,954	$8,950	$9,001	$8,995
Equity method investments [2]	80,891	80,891	77,562	77,562
Investments in equity securities [3]	22,555	22,555	18,675	18,675

Financial Liabilities:
Term Loan, due October 2022 [4]	$299,063	$300,000	$298,907	$300,000
2018 RSA, due July 2021 [5]	198,957	199,000	213,918	214,000
Revolver, due October 2022	115,000	115,000	210,000	210,000
Contingent consideration associated with acquisition [6]	16,200	16,200	16,200	16,200

1Refer to Note 4 for the differences between the carrying amounts and estimated fair values of the Company's restricted investments, held-to-maturity.
2Net equity method investment balances included in "Other long-term assets" in the condensed consolidated balance sheets.
3The investments are carried at fair value and are included in "Other long-term assets" on the condensed consolidated balance sheets.
4The carrying amount of the Term Loan is included in "Finance lease liabilities and long-term debt – less current portion," on the condensed consolidated balance sheets and is net of $0.9 million and $1.1 million in deferred loan costs as of March 31, 2021 and December 31, 2020, respectively.
5The carrying amount of the 2018 RSA is included in "Accounts receivable securitization – current portion," on the condensed consolidated balance sheets and is net of $43.0 thousand and $0.1 million in deferred loan costs as of March 31, 2021 and December 31, 2020, respectively.
6The carrying amount of the contingent consideration associated with the acquisition is included in both the "Accrued liabilities" and "Other long-term liabilities" line items on the condensed consolidated balance sheets.
Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of assets measured on a recurring basis as of March 31, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain
	(In thousands)
As of March 31, 2021
Investments in equity securities [1]	$22,555	$22,555	$—	$—	$10,391

As of December 31, 2020
Investments in equity securities [2]	$18,675	$18,675	$—	$—	$3,553

1The Company recognized $10.4 million of unrealized gains on these assets for the quarter-ended March 31, 2021. Additionally, the Company sold $6.4 million in equity investments during the quarter ended March 31, 2021 and realized a gain of $3.5 million. The activity for these investments is included within "Other (expense) income, net" within the condensed consolidated statement of comprehensive income for the quarter ended March 31, 2021.
2The Company recognized $3.6 million of unrealized gains during the year-ended December 31, 2020. The Company recognized $5.3 million in unrealized losses during the quarter-ended March 31, 2020. The Company did not sell any equity investments during the quarter ended March 31, 2020 and therefore did not realize any gains (losses) on these investments. The activity for these investments is included within "Other (expense) income, net" within the condensed consolidated statement of comprehensive income for the quarter ended March 31, 2020.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of March 31, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of March 31, 2021
Contingent consideration associated with acquisition [1]	$16,200	$—	$—	$16,200	$—
As of December 31, 2020
Contingent consideration associated with acquisition [2]	$16,200	$—	$—	$16,200	$(6,730)

1The Company did not recognize any gains (losses) during the quarter-ended March 31, 2021 related to the revaluation of these liabilities.
2Refer to Note 3 for information regarding the adjustments made to the contingent consideration associated with the acquisition. During the year-ended December 31, 2020, the Company recognized $6.7 million in losses related to the revaluation of these liabilities. The Company did not recognize any losses during the quarter-ended March 31, 2020.
Nonrecurring Fair Value Measurements (Assets) — As of March 31, 2021, the Company had no major categories of assets estimated at fair value that were measured on a nonrecurring basis.
The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of December 31, 2020:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of December 31, 2020
Equipment [1]	5,851	—	5,851	—	(5,335)

1    Reflects the non-cash impairment of certain alternative fuel technology (within the non-reportable segments) and certain revenue equipment held for sale (within the Trucking segment). During the year-ended December 31, 2020, the Company recognized $5.3 million of impairments related to these assets. The Company recognized $0.9 million of impairments during the quarter-ended March 31, 2020.
Nonrecurring Fair Value Measurements (Liabilities) — As of March 31, 2021 and December 31, 2020, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.

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
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "potential," "objective," "mission," "continue," "outlook," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A "Risk Factors" in our 2020 Annual Report and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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

Reference to Annual Report
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements (unaudited) and footnotes included in this Quarterly Report, as well as the consolidated financial statements and footnotes included in our 2020 Annual Report.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Executive Summary
Company Overview
Knight-Swift Transportation Holdings Inc. is North America's largest truckload carrier and a provider of transportation solutions, headquartered in Phoenix, Arizona. The Company provides multiple truckload transportation, intermodal, and logistics services using a nationwide network of business units and terminals in the US and Mexico to serve customers throughout North America. In addition to its truckload services, Knight-Swift also contracts with third-party capacity providers to provide a broad range of shipping solutions to its customers while creating quality driving jobs for our driving associates and successful business opportunities for independent contractors. Our three reportable segments are Trucking, Logistics, and Intermodal. Additionally, we have various non-reportable segments. Refer to Note 14 in Part I, Item 1 of this Quarterly Report for descriptions of our segments.
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
Operating Statistics — We measure our consolidated and segment results through certain operating statistics, which are discussed under "Results of Operations — Segment Review — Operating Statistics," below. Our results are affected by various economic, industry, operational, regulatory, and other factors, which are set forth in Part I, Item 1A "Risk Factors" in our 2020 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Consolidated Key Financial Highlights and Operating Metrics

	Quarter Ended March 31,
	2021	2020
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,223,014	$1,124,798
Revenue, excluding trucking fuel surcharge	$1,133,105	$1,027,095
Net income attributable to Knight-Swift	$129,790	$65,426
Earnings per diluted share	$0.77	$0.38
Operating ratio	86.7%	90.9%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$139,433	$76,205
Adjusted EPS [1]	$0.83	$0.44
Adjusted Operating Ratio [1]	84.5%	88.6%

Revenue equipment:
Average tractors (Trucking segment only) [2]	18,224	18,462
Average trailers [3]	59,797	57,716
Average containers	10,846	9,856
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
2    The average age of our company-owned tractor fleet was 2.3 years and 2.0 years as of March 31, 2021 and 2020, respectively.
3    The average age of our trailer fleet was 8.2 years and 7.6 years as of March 31, 2021 and 2020, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Company Performance
Trends and Outlook — Our consolidated revenue, excluding trucking fuel surcharge, grew by 10.3% during the first quarter of 2021, as a result of revenue growth across all of our reportable segments. We generated consolidated Adjusted Net Income Attributable to Knight-Swift of $139.4 million, which represents an 83.0% increase from $76.2 million during the first quarter of 2020. Our Trucking segment overcame inclement weather conditions and driver sourcing challenges during the quarter and improved average revenue per tractor by 7.7%, which resulted in a 470 basis point improvement in the Adjusted Operating Ratio to 81.8% in the first quarter of 2021 from 86.5% in the first quarter of 2020. Our Logistics segment grew revenue by more than 50% and more than doubled operating income year-over-year. Despite weather and service disruptions during the first quarter of 2021, our Intermodal segment achieved year-over-year improvements in operating results, and we anticipate ongoing improvement in the coming quarters.
The national unemployment rate was 6.0%1 as of March 31, 2021, reflecting the continued resumption of economic activity that had been curtailed due to the pandemic.
During the first quarter of 2021, the US gross domestic product, which is the broadest measure of goods and services produced across the economy, increased by 6.4%2 per preliminary third-party forecasts. Third-party forecasts are predicting a continued economic rebound in 2021. The first quarter 2021 US employment cost index rose 2.6%1 and 0.9%1 on a year-over-year and sequential basis, respectively.
From a freight market perspective, we are encouraged by the continued strength in freight demand; however, demand may be difficult to predict for the rest of 2021. The 2021 market outlook includes the following:
•over-the-road truckload demand has been strong and we expect this to continue throughout the remainder of the year and into 2022,
•capacity expansion may be limited as there has been some constraint by parts availability with respect to new tractor builds,
•rates may continue to be favorable in the coming year, as a result of inventory restocking and strong demand,
•sourcing and retaining drivers is likely to contribute to additional driver wage inflation,
•there has been an increased demand for power-only services, and
•there may be continuing non-contract freight opportunities with more challenging year-over-year comparisons in the back half of the year.
We anticipate that depreciation and amortization expense will increase and rental expense will correspondingly decrease, as a percentage of revenue excluding trucking fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment in 2021. With significant tightening in the insurance markets, we may also experience changes in premiums, retention limits, and excess coverage limits in the remainder of 2021. While fuel expense is generally offset by fuel surcharge revenue, our fuel expense, net of fuel surcharge revenue may increase in the future.
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
2Source: bea.gov

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended March 31, 2021 and 2020 — The $64.4 million increase in net income attributable to Knight-Swift to $129.8 million during the quarter ended March 31, 2021 from $65.4 million during the same period last year includes the following:
•Contributor — $51.1 million increase in operating income within our Trucking segment. Average revenue per tractor increased by 7.7%, driven by a 16.1% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions.
•Contributor — $6.2 million improvement in operating income (loss) within our Intermodal segment. Revenue per load increased 10.2% and load counts increased 2.6%.
•Contributor — $22.6 million improvement in "Other income (expenses), net," primarily related to gains recognized within our portfolio of investments.
•Offset — $20.8 million increase in consolidated income tax expense was primarily due to an increase in income before income taxes, partially offset by a reduction of the unfavorable impacts from foreign currency fluctuations in the quarter ended March 31, 2021 compared to the same period last year. All of these factors resulted in an effective tax rate of 25.9% for the first quarter of 2021 and 27.2% for the first quarter of 2020.
See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.
Liquidity and Capital — During the quarter ended March 31, 2021, we generated $306.1 million in operating cash flows, reduced our operating lease liabilities by $15.2 million, used $43.8 million for capital expenditures (net of disposal proceeds), spent $39.3 million on acquisitions, and returned $67.3 million to our stockholders in the form of quarterly dividends and repurchases of our common stock.
We ended the quarter with $194.7 million in unrestricted cash and cash equivalents, $115.0 million outstanding on the Revolver, $300.0 million face value outstanding on the Term Loan, and $5.9 billion of stockholders' equity.
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
See discussion under "Liquidity and Capital Resources" for additional information.

Results of Operations — Segment Review
The Company has three reportable segments: Trucking, Logistics, and Intermodal, as well as certain non-reportable segments. Refer to Note 14 to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report for descriptions of the operations of these reportable segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter Ended March 31,
	2021	2020
Revenue:	(In thousands)
Trucking	$962,947	$919,061
Logistics	118,887	79,198
Intermodal	107,066	94,731
Subtotal	$1,188,900	$1,092,990
Non-reportable segments	50,669	46,242
Intersegment eliminations	(16,555)	(14,434)
Total revenue	$1,223,014	$1,124,798

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,
	2021	2020
Operating income (loss):	(In thousands)
Trucking	$158,483	$107,334
Logistics	7,577	3,719
Intermodal	3,457	(2,737)
Subtotal	$169,517	$108,316
Non-reportable segments	(7,258)	(6,197)
Operating income	$162,259	$102,119

Operating Statistics
Our chief operating decision makers monitor the GAAP results of our reportable segments, as supplemented by certain non-GAAP information. Refer to "Non-GAAP Financial Measures" below for more details. Additionally, we use a number of primary indicators to monitor our revenue and expense performance and efficiency.

Operating Statistic	Relevant Segment(s)	Description
Average Revenue per Tractor	Trucking	Measures productivity and represents revenue (excluding fuel surcharge and intersegment transactions) divided by average tractor count
Total Miles per Tractor	Trucking	Total miles (including loaded and empty miles) a tractor travels on average
Average Length of Haul	Trucking	Average miles traveled with loaded trailer cargo per order
Non-paid Empty Miles Percentage	Trucking	Percentage of miles without trailer cargo
Average Tractors	Trucking, Intermodal	Average tractors in operation during the period including company tractors and tractors provided by independent contractors
Average Trailers	Trucking	Average trailers in operation during the period
Average Revenue per Load	Logistics, Intermodal	Total revenue (excluding intersegment transactions) divided by load count
Gross Margin Percentage	Logistics (Brokerage)	Brokerage gross margin (revenue, excluding intersegment transactions, less purchased transportation expense, excluding intersegment transactions) as a percentage of brokerage revenue, excluding intersegment transactions
Average Containers	Intermodal	Average containers in operation during the period
GAAP Operating Ratio	Trucking, Logistics, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Calculated as operating expenses as a percentage of total revenue, or the inverse of operating margin.
Non-GAAP Adjusted Operating Ratio	Trucking, Logistics, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Consolidated and segment Adjusted Operating Ratios are reconciled to their corresponding GAAP operating ratios under "Non-GAAP Financial Measures," below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Trucking Segment
We generate revenue in the Trucking segment primarily through irregular route, dedicated, refrigerated, flatbed, expedited, and cross-border service offerings with 13,130 irregular route tractors and 5,094 dedicated route tractors. Generally, we are paid a predetermined rate per mile or per load for our trucking services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Trucking segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands, except per tractor data)
Total revenue	$962,947	$919,061	4.8%
Revenue, excluding fuel surcharge and intersegment transactions	$872,814	$821,084	6.3%
GAAP: Operating income	$158,483	$107,334	47.7%
Non-GAAP: Adjusted Operating Income [1]	$158,807	$110,805	43.3%
Average revenue per tractor [2]	$47,894	$44,474	7.7%
GAAP: Operating ratio [2]	83.5%	88.3%	(480	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	81.8%	86.5%	(470	bps)
Non-paid empty miles percentage [2]	12.8%	12.8%	—	bps
Average length of haul (miles) [2]	412	428	(3.7%)
Total miles per tractor [2]	20,928	22,568	(7.3%)
Average tractors 2 3	18,224	18,462	(1.3%)
Average trailers [2]	59,797	57,716	3.6%
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 16,305 and 16,339 average company-owned tractors for the first quarter of 2021 and 2020, respectively.
Comparison Between the Quarters Ended March 31, 2021 and 2020 — We grew revenue, excluding fuel surcharge and intersegment transactions, by 6.3% within the Trucking segment. Average revenue per tractor increased by 7.7%, driven by a 16.1% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions. The rate improvement was partially offset by an increase in driver-related sourcing and other expenses during the quarter and a 7.3% decline in miles per tractor due to inclement weather and an increase in unseated tractors.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Logistics Segment
The Logistics segment is less asset-intensive than the Trucking segment and is dependent upon capable non-driver employees, modern and effective information technology, and third-party capacity providers. Logistics revenue is generated by its brokerage operations. We generate additional revenue by offering specialized logistics solutions (including, but not limited to, trailing equipment, origin management, surge volume, disaster relief, special projects, and other logistic needs). Logistics revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through third-party capacity providers, and our ability to secure third-party capacity providers to transport customer freight.
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

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands, except per load data)
Total revenue	$118,887	$79,198	50.1%
Revenue, excluding intersegment transactions	$115,722	$76,757	50.8%
Operating income	$7,577	$3,719	103.7%
Revenue per load – Brokerage [1]	$1,971	$1,378	43.0%
Gross margin percentage – Brokerage [1]	14.4%	14.7%	(30	bps)
GAAP: Operating ratio [1]	93.6%	95.3%	(170	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	93.5%	95.2%	(170	bps)
1    Defined under "Operating Statistics," above.
2    Refer to "Non-GAAP Financial Measures" below.
Comparison Between the Quarters Ended March 31, 2021 and 2020 — Revenue, excluding intersegment transactions, increased by 50.8% within our Logistics segment, as brokerage revenue per load increased by 43.0% and load volumes grew by 5.4%. Brokerage gross margin was 14.4% in the first quarter of 2021 and 14.7% in the first quarter of 2020. The operating ratio improved by 170 basis points to 93.6% for the first quarter of 2021, compared to 95.3% for the first quarter of 2020. Within our power-only service offering, load volumes grew 56.2%, contributing to 161.6% revenue growth and representing over 25% of our total first quarter 2021 brokerage load volumes. During 2020, we introduced our Select platform, which digitally matches shippers with available capacity across our brands through frictionless transactions. During the first quarter of 2021, approximately 4,500 carriers were digitally matched with loads through our Select platform, representing approximately 20% of our brokerage load volume.

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

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands, except per load data)
Total revenue	$107,066	$94,731	13.0%
Revenue, excluding intersegment transactions	$106,971	$94,622	13.1%
GAAP: Operating income (loss)	$3,457	$(2,737)	226.3%
Non-GAAP: Adjusted Operating Income (Loss) [1]	$3,457	$(2,689)	228.6%
Average revenue per load [2]	$2,549	$2,314	10.2%
GAAP: Operating ratio [2]	96.8%	102.9%	(610	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	96.8%	102.8%	(600	bps)
Load count	41,968	40,889	2.6%
Average tractors 2 3	597	601	(0.7%)
Average containers [2]	10,846	9,856	10.0%
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 542 and 536 company-owned tractors for the first quarter of 2021 and 2020, respectively.
Comparison Between the Quarters Ended March 31, 2021 and 2020 — Revenue, excluding intersegment transactions within our Intermodal segment increased 13.1%, as revenue per load increased 10.2% and load counts increased 2.6%. We improved the operating ratio within the Intermodal segment to 96.8%, compared to 102.9% during the first quarter of 2020, despite weather and service disruptions. Operating results within the Intermodal segment improved toward the end of the quarter. We anticipate sequential improvements in operating results in the coming quarters, as we focus on growing load counts and improving revenue per load.
Non-reportable Segments
The non-reportable segments include support services provided to our customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, warehousing, and certain driving academy activities, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and $11.4 million in quarterly amortization of intangibles related to the 2017 Merger and various acquisitions).

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands)
Total revenue	$50,669	$46,242	9.6%
Operating loss	$(7,258)	$(6,197)	17.1%
Comparison Between the Quarters Ended March 31, 2021 and 2020 — A $1.2 million increase in legal expenses resulted in a year-over-year increase in operating loss within the non-reportable segments.

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

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands)
Salaries, wages, and benefits	$370,370	$354,833	4.4%
% of total revenue	30.3%	31.5%	(120	bps)
% of revenue, excluding fuel surcharge	32.7%	34.5%	(180	bps)
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
Several ongoing market factors have reduced the pool of available driving associates, contributing to a challenging driver sourcing market, which we believe will continue. Having a sufficient number of qualified driving associates is a our biggest headwind, although we continue to seek ways to attract and retain qualified driving associates, including heavily investing in our recruiting efforts, our driving academies, technology, and terminals that improve the experience of driving associates. We expect driving associate pay to remain inflationary, which we expect will result in additional driving associate pay increases in the future, thereby increasing our salaries, wages, and benefits expense.
The $15.5 million increase in consolidated salaries, wages and benefits was primarily due to an increase in driving associate pay rates, partially offset by a decrease in miles driven by company driving associates and lower medical insurance costs.

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands)
Fuel	$118,236	$121,855	(3.0%)
% of total revenue	9.7%	10.8%	(110	bps)
% of revenue, excluding trucking fuel surcharge	10.4%	11.9%	(150	bps)
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
The $3.6 million decrease in consolidated fuel expense is primarily due to a 7.7% decrease in the total miles driven by company driving associates. Average DOE fuel prices were $2.91 per gallon for the first quarter of 2021 and $2.92 per gallon for the first quarter of 2020.

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands)
Operations and maintenance	$68,070	$68,404	(0.5%)
% of total revenue	5.6%	6.1%	(50	bps)
% of revenue, excluding trucking fuel surcharge	6.0%	6.7%	(70	bps)
Operations and maintenance expense consists of direct operating expenses, such as driving associate hiring and recruiting expenses, equipment maintenance, and tire expense. Operations and maintenance expenses are primarily affected by the age of our company-owned fleet of tractors and trailers and the miles driven. We expect the driver market to remain competitive throughout 2021, which could increase future driving associate development and recruiting costs and negatively affect our operations and maintenance expense. We expect to continue refreshing our tractor and trailer fleet in the coming quarters to maintain or improve the average age of our equipment.
The first quarter decrease of $0.3 million in consolidated operations and maintenance expense was attributed to reduced maintenance expense associated with refreshing our fleet with newer equipment and the decrease in miles driven by company driving associates noted above.

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands)
Insurance and claims	$55,643	$54,280	2.5%
% of total revenue	4.5%	4.8%	(30	bps)
% of revenue, excluding trucking fuel surcharge	4.9%	5.3%	(40	bps)
Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, as well as our level of self-insurance, and premium expense. In recent years, insurance carriers have raised premiums for many businesses, including transportation companies, and as a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention limits or reduce excess coverage limits when our policies are renewed or replaced. Insurance and claims expense also varies based on the number of miles driven by company driving associates and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in large, prior-year claims. In future periods, our higher self-insured retention limits or lower excess coverage limits may cause increased volatility in our consolidated insurance and claims expense.
Consolidated insurance and claims expense increased by $1.4 million for the quarter ended March 31, 2021, as compared to the same period last year. This increase was primarily due to negative development within certain prior year claims.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands)
Operating taxes and licenses	$22,048	$22,169	(0.5%)
% of total revenue	1.8%	2.0%	(20	bps)
% of revenue, excluding trucking fuel surcharge	1.9%	2.2%	(30	bps)
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Operating taxes and licenses decreased by $0.1 million for the quarter ended March 31, 2021 and remained relatively flat as a percentage of revenue, excluding trucking fuel surcharge, as compared to the same periods last year.

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands)
Communications	$5,037	$4,874	3.3%
% of total revenue	0.4%	0.4%	—	bps
% of revenue, excluding trucking fuel surcharge	0.4%	0.5%	(10	bps)
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Consolidated communications expense remained relatively flat as a percentage of revenue, excluding trucking fuel surcharge for the quarter ended March 31, 2021, as compared to the same period last year.

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands)
Depreciation and amortization of property and equipment	$119,915	$110,221	8.8%
% of total revenue	9.8%	9.8%	—	bps
% of revenue, excluding trucking fuel surcharge	10.6%	10.7%	(10	bps)
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
Consolidated depreciation and amortization of property and equipment increased by $9.7 million for the quarter ended March 31, 2021, when compared to the same period last year. The increase was primarily related to an increase in owned versus leased equipment.
We expect consolidated depreciation and amortization of property and equipment to increase both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in the remainder of 2021.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands)
Amortization of intangibles	$11,749	$11,474	2.4%
% of total revenue	1.0%	1.0%	—	bps
% of revenue, excluding trucking fuel surcharge	1.0%	1.1%	(10	bps)
Amortization of intangibles relates to intangible assets identified with the 2017 Merger and other acquisitions. See Note 6 in Part I, Item 1, of this Quarterly Report for further details regarding the Company's intangible assets. The increase of $0.3 million for the quarter ended March 31, 2021, when compared to the same period last year, was attributed to the Eleos acquisition completed on February 1, 2021. See Note 3 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands)
Rental expense	$16,864	$25,375	(33.5%)
% of total revenue	1.4%	2.3%	(90	bps)
% of revenue, excluding trucking fuel surcharge	1.5%	2.5%	(100	bps)
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.
Consolidated rental expense decreased by $8.5 million for the quarter ended March 31, 2021, as compared to the same period last year. This was primarily due to increasing our ratio of owned versus leased equipment.
We expect consolidated rental expense to continue to decrease both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in the remainder of 2021.

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands)
Purchased transportation	$258,230	$225,276	14.6%
% of total revenue	21.1%	20.0%	110	bps
% of revenue, excluding trucking fuel surcharge	22.8%	21.9%	90	bps
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
Consolidated purchased transportation expense increased by $33.0 million for the quarter ended March 31, 2021, as compared to the same period last year. This increase was primarily due to expenses related to third-party carriers and was partially offset by a 12.9% decrease in miles driven by independent contractors for the quarter ended March 31, 2021.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands)
Impairments	$—	$902	(100.0%)
In 2020, we incurred impairment charges associated with revenue equipment held for sale and trailer tracking systems (within our Trucking and non-reportable segments).

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands)
Miscellaneous operating expenses	$14,593	$23,016	(36.6%)
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
The $8.4 million decrease in net consolidated miscellaneous operating expenses was primarily due to a $7.5 million increase in gain on sales of equipment.
Consolidated Other Expenses, net

	Quarter Ended March 31,		Increase (Decrease)
	2021	2020
	(Dollars in thousands)
Interest expense	$3,486	$6,107	(42.9%)
Other (income) expenses, net	(16,105)	6,507	(347.5%)
Income tax expense	45,329	24,554	84.6%
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. The decrease in interest expense for the quarter ended March 31, 2021 was primarily due to lower overall interest rates, as well as lower overall debt balances.
Other (income) expenses, net — Other (income) expenses, net is primarily comprised of (gains) and losses from our various equity investments, including our TRP investments accounted for under the equity method, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
The $22.6 million favorable change between the quarter ended March 31, 2021 compared to the same period last year is primarily driven by gains recognized within our portfolio of investments.
Income tax expense — In addition to the discussion below, Note 7 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
The $20.8 million increase in consolidated income tax expense was primarily due to an increase in income before income taxes, partially offset by a reduction of the unfavorable impacts from foreign currency fluctuations in the quarter ended March 31, 2021 compared to the same period last year. All of these factors resulted in an effective tax rate of 25.9% for the first quarter of 2021 and 27.2% for the first quarter of 2020.

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
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter Ended March 31,
	2021	2020
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$129,790	$65,426
Adjusted for:
Income tax expense attributable to Knight-Swift	45,329	24,554
Income before income taxes attributable to Knight-Swift	175,119	89,980
Amortization of intangibles [1]	11,749	11,474
Impairments [2]	—	902
Legal accruals [3]	1,242	—
COVID-19 incremental costs [4]	—	2,293
Adjusted income before income taxes	188,110	104,649
Provision for income tax expense at effective rate	(48,677)	(28,444)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$139,433	$76,205

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended March 31,
	2021	2020
GAAP: Earnings per diluted share	$0.77	$0.38
Adjusted for:
Income tax expense attributable to Knight-Swift	0.27	0.14
Income before income taxes attributable to Knight-Swift	1.04	0.53
Amortization of intangibles [1]	0.07	0.07
Impairments [2]	—	0.01
Legal accruals [3]	0.01	—
COVID-19 incremental costs [4]	—	0.01
Adjusted income before income taxes	1.12	0.61
Provision for income tax expense at effective rate	(0.29)	(0.17)
Non-GAAP: Adjusted EPS	$0.83	$0.44

1    "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger and other acquisitions. Refer to Note 3 in Part I, Item 1 of this Quarterly Report for additional details regarding the acquisition.
2    "Impairments" for the first quarter of 2020 reflect the impairment of trailer tracking equipment (within the Trucking segment).
3    "Legal accruals" are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect costs related to certain class action lawsuits arising from employee related matters.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	Quarter Ended March 31,
	2021	2020
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,223,014	$1,124,798
Total operating expenses	(1,060,755)	(1,022,679)
Operating income	$162,259	$102,119
Operating ratio	86.7%	90.9%

Non-GAAP Presentation
Total revenue	$1,223,014	$1,124,798
Trucking fuel surcharge	(89,909)	(97,703)
Revenue, excluding trucking fuel surcharge	1,133,105	1,027,095

Total operating expenses	1,060,755	1,022,679
Adjusted for:
Trucking fuel surcharge	(89,909)	(97,703)
Amortization of intangibles [1]	(11,749)	(11,474)
Impairments [2]	—	(902)
Legal accruals [3]	(1,242)	—
COVID-19 incremental costs [4]	—	(2,293)
Adjusted Operating Expenses	957,855	910,307
Adjusted Operating Income	$175,250	$116,788
Adjusted Operating Ratio	84.5%	88.6%
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Trucking Segment

	Quarter Ended March 31,
	2021	2020
GAAP Presentation	(Dollars in thousands)
Total revenue	$962,947	$919,061
Total operating expenses	(804,464)	(811,727)
Operating income	$158,483	$107,334
Operating ratio	83.5%	88.3%

Non-GAAP Presentation
Total revenue	$962,947	$919,061
Fuel surcharge	(89,909)	(97,703)
Intersegment transactions	(224)	(274)
Revenue, excluding fuel surcharge and intersegment transactions	872,814	821,084

Total operating expenses	804,464	811,727
Adjusted for:
Fuel surcharge	(89,909)	(97,703)
Intersegment transactions	(224)	(274)
Amortization of intangibles [1]	(324)	(324)
Impairments [2]	—	(902)
COVID-19 incremental costs [3]	—	(2,245)
Adjusted Operating Expenses	714,007	710,279
Adjusted Operating Income	$158,807	$110,805
Adjusted Operating Ratio	81.8%	86.5%
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
2    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 2.
3    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 4.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Logistics Segment

	Quarter Ended March 31,
	2021	2020
GAAP Presentation	(Dollars in thousands)
Total revenue	$118,887	$79,198
Total operating expenses	(111,310)	(75,479)
Operating income	$7,577	$3,719
Operating ratio	93.6%	95.3%

Non-GAAP Presentation
Total revenue	$118,887	$79,198
Intersegment transactions	(3,165)	(2,441)
Revenue, excluding intersegment transactions	115,722	76,757

Total operating expenses	111,310	75,479
Adjusted for:
Intersegment transactions	(3,165)	(2,441)
Adjusted Operating Expenses	108,145	73,038
Adjusted Operating Income	$7,577	$3,719
Adjusted Operating Ratio	93.5%	95.2%
Intermodal Segment

	Quarter Ended March 31,
	2021	2020
GAAP Presentation	(Dollars in thousands)
Total revenue	$107,066	$94,731
Total operating expenses	(103,609)	(97,468)
Operating income (loss)	$3,457	$(2,737)
Operating ratio	96.8%	102.9%

Non-GAAP Presentation
Total revenue	$107,066	$94,731
Intersegment transactions	(95)	(109)
Revenue, excluding intersegment transactions	106,971	94,622

Total operating expenses	103,609	97,468
Adjusted for:
Intersegment transactions	(95)	(109)
COVID-19 incremental costs [1]	—	(48)
Adjusted Operating Expenses	103,514	97,311
Adjusted Operating Income (Loss)	$3,457	$(2,689)
Adjusted Operating Ratio	96.8%	102.8%
1See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 4.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	March 31, 2021
(In thousands)
Cash and cash equivalents, excluding restricted cash	$194,650
Availability under Revolver, due October 2022 [1]	655,656
Availability under 2018 RSA, due July 2021 [2]	2,919
Total unrestricted liquidity	$853,225
Cash and cash equivalents – restricted [3]	49,233
Restricted investments, held-to-maturity, amortized cost [3]	8,954
Total liquidity, including restricted cash and restricted investments	$911,412

1    As of March 31, 2021, we had $115.0 million in borrowings under our $800.0 million Revolver. We additionally had $29.3 million in outstanding letters of credit (discussed below), leaving $655.7 million available under the Revolver.
2    Based on eligible receivables at March 31, 2021, our borrowing base for the 2018 RSA was $267.2 million, while outstanding borrowings were $199.0 million. We additionally had $65.3 million in outstanding letters of credit (discussed below), leaving $2.9 million available under the 2018 RSA. Refer to Note 8 in Part I, Item 1 of this Quarterly Report for more information regarding the 2018 RSA.
3    Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $47.9 million, included in "Cash and cash equivalents — restricted" in the condensed consolidated balance sheet and held by Mohave and Red Rock for claims payments. The remaining $1.4 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, fund replacement of our revenue equipment fleet, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. We expect that net capital expenditures from the aforementioned projects will be in the range of $450.0 – $500.0 million for the full-year 2021. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

There can be no assurance that we will be able to obtain additional debt under our existing financial arrangements to satisfy our ongoing capital requirements. However, we believe the combination of our expected cash flows, financing available through operating and finance leases, available funds under our accounts receivable securitization, and availability under the Revolver will be sufficient to fund our expected capital expenditures for at least the next twelve months.
Principal and Interest Payments — As of March 31, 2021, we had debt, accounts receivable securitization, and finance lease obligations of $825.5 million, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
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
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, common stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. As of March 31, 2021, the Company had $196.3 million remaining under the 2020 Knight-Swift Share Repurchase Plan. Additional details are discussed in Note 11 in Part I, Item 1 of this Quarterly Report.
Working Capital
We had a working capital surplus of $15.3 million as of March 31, 2021 and $83.7 million as of December 31, 2020. Our working capital surplus as of March 31, 2021 was negatively impacted by our 2018 RSA, which is included within current liabilities since it was scheduled to mature in July 2021. On April 23, 2021, we entered into the 2021 RSA, which amended the 2018 RSA extending the maturity to April 23, 2024. Additional details are discussed in Note 8 in Part I, Item 1 of this Quarterly Report.
Material Debt Agreements
As of March 31, 2021, we had $825.5 million in material debt obligations at the following carrying values:
•$299.1 million: Term Loan, due October 2022, net of $0.9 million in deferred loan costs
•$199.0 million: 2018 RSA outstanding borrowings, due July 2021
•$212.4 million: Finance lease obligations
•$115.0 million: Revolver, due October 2022
As of December 31, 2020, we had $913.6 million in material debt obligations at the following carrying values:
•$298.9 million: Term Loan, due October 2022, net of $1.1 million in deferred loan costs
•$213.9 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.1 million in deferred loan costs
•$190.8 million: Finance lease obligations
•$210.0 million: Revolver, due October 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	Quarter Ended March 31,		Change
	2021	2020
	(In thousands)
Net cash provided by operating activities	$306,113	$155,343	$150,770
Net cash used in investing activities	(74,141)	(125,582)	51,441
Net cash used in financing activities	(185,366)	(71,885)	(113,481)
Net Cash Provided by Operating Activities
Comparison Between Quarter Ended March 31, 2021 and 2020 — The $150.8 million increase in net cash provided by operating activities was primarily due to less cash paid for legal settlements in the first quarter of 2021, as compared to the first quarter of 2020, when we paid $93.4 million associated with pre-2017 Merger legal matters that were previously accrued and disclosed by Swift. Net cash provided by operating activities was also favorably impacted by a $60.1 million increase in our operating income.
Net Cash Used in Investing Activities
Comparison Between Quarter Ended March 31, 2021 and 2020 — The $51.4 million decrease in net cash used in investing activities was primarily due to a $31.8 million decrease in net cash capital expenditures.
Net Cash Used in Financing Activities
Comparison Between Quarter Ended March 31, 2021 and 2020 — Net cash used in financing activities increased by $113.5 million, primarily due to a $110.0 million net increase in cash used for our Revolver, as we made net prepayments of $95.0 million during the first quarter of 2021, as compared to assuming net borrowings of $15.0 million during the first quarter of 2020.

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

Recently Issued Accounting Pronouncements
See Note 2 in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's condensed consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2017 Debt Agreement and 2018 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 1.1% as of March 31, 2021) and fixed rate equipment lease financing. Assuming the level of borrowings as of March 31, 2021, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $6.1 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average of diesel price per gallon in the US decreased to $2.91 for the quarter ended March 31, 2021 from an average of $2.92 in the quarter ended March 31, 2020. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 10 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended March 31, 2021, and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2020 Annual Report in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs [1]
January 1, 2021 to January 31, 2021	—	$—	—	$250,000,000
February 1, 2021 to February 28, 2021	1,265,923	$41.12	1,265,923	$197,951,108
March 1, 2021 to March 31, 2021	37,530	$42.97	37,530	$196,338,538
Total	1,303,453	$41.17	1,303,453	$196,338,538

1On November 30, 2020, the Company announced that the Board approved the $250.0 million 2020 Knight-Swift Share Repurchase Plan. There is no expiration date associated with the 2020 Knight-Swift Share Repurchase Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

2.1*	Agreement and Plan of Merger, dated as of April 9, 2017, by and among Swift Transportation Company, Bishop Merger Sub, Inc., and Knight Transportation, Inc.	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 13, 2017

3.1	Fourth Amended and Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2020

3.2	Third Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended September 30, 2020

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	May 5, 2021	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	May 5, 2021	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant