Form 10-Q
period 2021-06-30
Knight-Swift Transportation Holdings Inc.
filed 2021-08-04
CIK 1492691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________________________________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
2002 West Wahalla Lane
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were 165,975,952 shares of the registrant's common stock outstanding as of July 28, 2021.

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

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight and Swift, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2017 Debt Agreement	The Company's Credit Agreement, entered into on September 29, 2017, as amended on October 2, 2020, consisting of the Revolver and 2017 Term Loan, which are defined below.
2017 Term Loan	The Company's term loan under the 2017 Debt Agreement.
2018 RSA	Fourth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on July 11, 2018 by Swift Receivables Company II, LLC with unrelated financial entities.
2021 RSA	Fifth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on April 23, 2021 by Swift Receivables Company II, LLC with unrelated financial entities.
2021 Term Loan	The Company's term loan entered into on July 6, 2021.
ACT	AAA Cooper Transportation, and its affiliated entity
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
COVID-19	Viral strain of a coronavirus which led the World Health Organization to declare a global pandemic in March 2020.
DOE	United States Department of Energy
EPS	Earnings Per Share
Embark	Embark Trucks Inc. and its related entities
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries prior to the 2017 Merger.
LIBOR	London InterBank Offered Rate
Quarterly Report	Quarterly Report on Form 10-Q
QTD	Quarter-to-date
Revolver	Revolving line of credit under the 2017 Debt Agreement
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries prior to the 2017 Merger.
TRP	Transportation Resource Partners
US	The United States of America
UTXL	UTXL Enterprises, Inc.
YTD	Year-to-date

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$179,032	$156,699
Cash and cash equivalents – restricted	51,637	39,328
Restricted investments, held-to-maturity, amortized cost	8,589	9,001
Trade receivables, net of allowance for doubtful accounts of $22,157 and $22,093, respectively	648,435	578,479
Contract balance – revenue in transit	20,913	14,560
Prepaid expenses	58,722	71,649
Assets held for sale	17,599	29,756
Income tax receivable	29,369	2,903
Other current assets	60,581	20,988
Total current assets	1,074,877	923,363
Gross property and equipment	4,401,293	4,223,348
Less: accumulated depreciation and amortization	(1,389,477)	(1,230,696)
Property and equipment, net	3,011,816	2,992,652
Operating lease right-of-use-assets	91,258	113,296
Goodwill	2,971,023	2,922,964
Intangible assets, net	1,403,483	1,389,245
Other long-term assets	130,002	126,482
Total assets	$8,682,459	$8,468,002
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$151,704	$101,001
Accrued payroll and purchased transportation	191,906	160,888
Accrued liabilities	87,637	88,894
Claims accruals – current portion	169,093	174,928
Finance lease liabilities and long-term debt – current portion	72,423	52,583
Operating lease liabilities – current portion	32,785	47,496
Accounts receivable securitization – current portion	—	213,918
Total current liabilities	705,548	839,708
Revolving line of credit	55,000	210,000
Long-term debt – less current portion	299,219	298,907
Finance lease liabilities – less current portion	165,644	138,243
Operating lease liabilities – less current portion	60,958	69,852
Accounts receivable securitization – less current portion	278,372	—
Claims accruals – less current portion	168,152	174,814
Deferred tax liabilities	806,398	815,941
Other long-term liabilities	45,115	48,497
Total liabilities	2,584,406	2,595,962
Commitments and contingencies (Notes 3, 9, and 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 165,711 and 166,553 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	1,657	1,665
Additional paid-in capital	4,325,915	4,301,424
Retained earnings	1,757,689	1,566,759
Total Knight-Swift stockholders' equity	6,085,261	5,869,848
Noncontrolling interest	12,792	2,192
Total stockholders’ equity	6,098,053	5,872,040
Total liabilities and stockholders’ equity	$8,682,459	$8,468,002
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Revenue:
Revenue, excluding trucking fuel surcharge	$1,212,872	$997,597	$2,345,977	$2,024,692
Trucking fuel surcharge	102,829	63,101	192,738	160,804
Total revenue	1,315,701	1,060,698	2,538,715	2,185,496
Operating expenses:
Salaries, wages, and benefits	377,613	365,311	747,983	720,144
Fuel	126,055	86,381	244,291	208,236
Operations and maintenance	71,313	66,067	139,383	134,471
Insurance and claims	58,776	45,302	114,419	99,582
Operating taxes and licenses	21,717	20,883	43,765	43,052
Communications	4,635	4,902	9,672	9,776
Depreciation and amortization of property and equipment	123,606	114,601	243,521	224,822
Amortization of intangibles	11,984	11,474	23,733	22,948
Rental expense	13,399	22,372	30,263	47,747
Purchased transportation	304,157	200,107	562,387	425,383
Impairments	—	353	—	1,255
Miscellaneous operating expenses	11,331	20,778	25,924	43,794
Total operating expenses	1,124,586	958,531	2,185,341	1,981,210
Operating income	191,115	102,167	353,374	204,286
Other income (expenses):
Interest income	270	437	564	1,269
Interest expense	(3,307)	(4,021)	(6,793)	(10,128)
Other income, net	16,840	8,499	32,945	1,992
Total other income (expenses), net	13,803	4,915	26,716	(6,867)
Income before income taxes	204,918	107,082	380,090	197,419
Income tax expense	51,783	26,815	97,112	51,369
Net income	153,135	80,267	282,978	146,050
Net income attributable to noncontrolling interest	(331)	(78)	(384)	(435)
Net income attributable to Knight-Swift	$152,804	$80,189	$282,594	$145,615

Earnings per share:
Basic	$0.92	$0.47	$1.70	$0.86
Diluted	$0.92	$0.47	$1.69	$0.85

Dividends declared per share:	$0.10	$0.08	$0.18	$0.16

Weighted average shares outstanding:
Basic	165,577	169,948	165,751	170,283
Diluted	166,585	170,624	166,750	170,958
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$282,978	$146,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	267,254	247,770
Gain on sale of property and equipment	(25,592)	(4,724)
Impairments	—	1,255
Deferred income taxes	(9,541)	23,112
Non-cash lease expense	26,743	46,493
Non-cash adjustment to fair value of convertible note	(12,631)	—
Other adjustments to reconcile net income to net cash provided by operating activities	9,347	19,229
Increase (decrease) in cash resulting from changes in:
Trade receivables	(70,067)	(11,440)
Income tax receivable	(26,466)	11,124
Accounts payable	28,935	8,417
Accrued liabilities and claims accrual	6,512	(75,069)
Operating lease liabilities	(28,311)	(48,243)
Other assets and liabilities	10,343	19,386
Net cash provided by operating activities	459,504	383,360
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	2,850	6,950
Purchases of held-to-maturity investments	(2,555)	(7,852)
Proceeds from sale of property and equipment, including assets held for sale	127,068	64,463
Purchases of property and equipment	(247,549)	(259,641)
Expenditures on assets held for sale	(765)	(418)
Net cash, restricted cash, and equivalents invested in acquisitions	(63,305)	(46,811)
Investment in convertible note	(25,000)	—
Other cash flows from investing activities	12,340	(9,757)
Net cash used in investing activities	(196,916)	(253,066)
Cash flows from financing activities:
Repayment of finance leases and long-term debt	(50,428)	(31,893)
Repayments on revolving lines of credit, net	(155,000)	(44,000)
Borrowings under accounts receivable securitization	80,000	—
Repayment of accounts receivable securitization	(15,000)	(40,000)
Proceeds from common stock issued	5,302	9,892
Repurchases of the Company's common stock	(53,661)	(34,630)
Dividends paid	(30,332)	(27,673)
Other cash flows from financing activities	(8,679)	(5,467)
Net cash used in financing activities	(227,798)	(173,771)
Net increase (decrease) in cash, restricted cash, and equivalents	34,790	(43,477)
Cash, restricted cash, and equivalents at beginning of period	197,277	202,228
Cash, restricted cash, and equivalents at end of period	$232,067	$158,751

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Year-to-Date June 30,
	2021	2020
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,719	$10,455
Income taxes	133,284	3,632
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$8,063	$27,463
Financing provided to independent contractors for equipment sold	776	2,553
Transfer from property and equipment to assets held for sale	51,310	37,779
Noncontrolling interest associated with acquisition	10,281	—
Contingent consideration associated with acquisition	5,000	18,245
Right-of-use assets obtained in exchange for operating lease liabilities	4,146	1,633
Right-of-use assets obtained in exchange for new operating lease liabilities through acquisitions	560	12,356
Property and equipment obtained in exchange for new finance lease liabilities	55,370	—
Property and equipment obtained in exchange for finance lease liabilities reclassified from operating lease liabilities	42,298	48,659

Reconciliation of Cash, Restricted Cash, and Equivalents:	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
	(In thousands)
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$179,032	$156,699	$117,760	$159,722
Cash and cash equivalents – restricted [1]	51,637	39,328	39,583	41,331
Other long-term assets [1]	1,398	1,250	1,408	1,175
Condensed Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$232,067	$197,277	$158,751	$202,228

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2020	166,553	$1,665	$4,301,424	$1,566,759	$5,869,848	$2,192	$5,872,040
Common stock issued to employees	418	5	3,391		3,396		3,396
Common stock issued to the Board	12	—	575		575		575
Common stock issued under ESPP	31	—	1,331		1,331		1,331
Company shares repurchased	(1,303)	(13)		(53,648)	(53,661)		(53,661)
Shares withheld – RSU settlement				(7,947)	(7,947)		(7,947)
Employee stock-based compensation expense			19,194		19,194		19,194
Cash dividends paid and dividends accrued ($0.18 per share)				(30,069)	(30,069)		(30,069)
Net income attributable to Knight-Swift				282,594	282,594		282,594
Investment in noncontrolling interest						10,281	10,281
Distribution to noncontrolling interest						(65)	(65)
Net income attributable to noncontrolling interest						384	384
Balances – June 30, 2021	165,711	$1,657	$4,325,915	$1,757,689	$6,085,261	$12,792	$6,098,053

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2019	170,688	$1,707	$4,269,043	$1,395,465	$5,666,215	$2,088	$5,668,303
Common stock issued to employees	567	5	8,309		8,314		8,314
Common stock issued to the Board	13	—	515		515		515
Common stock issued under ESPP	33	—	1,063		1,063		1,063
Company shares repurchased	(1,139)	(11)		(34,619)	(34,630)		(34,630)
Shares withheld – RSU settlement				(4,500)	(4,500)		(4,500)
Employee stock-based compensation expense			8,363		8,363		8,363
Cash dividends paid and dividends accrued ($0.16 per share)				(27,495)	(27,495)		(27,495)
Net income attributable to Knight-Swift				145,615	145,615		145,615
Distribution to noncontrolling interest						(394)	(394)
Net income attributable to noncontrolling interest						435	435
Balances – June 30, 2020	170,162	$1,701	$4,287,293	$1,474,466	$5,763,460	$2,129	$5,765,589

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) — Continued

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – March 31, 2021	165,488	1,655	4,309,792	1,625,397	5,936,844	12,494	5,949,338
Common stock issued to employees	198	2	1,385		1,387		1,387
Common stock issued to the Board	12	—	575		575		575
Common stock issued under ESPP	13	—	631		631		631
Shares withheld – RSU settlement				(3,788)	(3,788)		(3,788)
Employee stock-based compensation expense			13,532		13,532		13,532
Cash dividends paid and dividends accrued ($0.10 per share)				(16,724)	(16,724)		(16,724)
Net income attributable to Knight-Swift				152,804	152,804		152,804
Distribution to noncontrolling interest						(33)	(33)
Net income attributable to noncontrolling interest						331	331
Balances – June 30, 2021	165,711	$1,657	$4,325,915	$1,757,689	$6,085,261	$12,792	$6,098,053

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – March 31, 2020	169,776	1,698	4,275,834	1,410,527	5,688,059	2,265	5,690,324
Common stock issued to employees	356	3	5,600		5,603		5,603
Common stock issued to the Board	13	—	515		515		515
Common stock issued under ESPP	17	—	517		517		517
Shares withheld – RSU settlement				(2,529)	(2,529)		(2,529)
Employee stock-based compensation expense			4,827		4,827		4,827
Cash dividends paid and dividends accrued ($0.08 per share)				(13,721)	(13,721)		(13,721)
Net income attributable to Knight-Swift				80,189	80,189		80,189
Distribution to noncontrolling interest						(214)	(214)
Net income attributable to noncontrolling interest						78	78
Balances – June 30, 2020	170,162	$1,701	$4,287,293	$1,474,466	$5,763,460	$2,129	$5,765,589

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the first half of 2021, the Company operated an average of 18,129 tractors (comprised of 16,225 company tractors and 1,904 independent contractor tractors) and 60,382 trailers within the Trucking segment. Additionally, the Company operated an average of 605 tractors and 10,844 containers in the Intermodal segment. As of June 30, 2021, the Company's three reportable segments are Trucking, Logistics, and Intermodal.
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
Impact of COVID-19
The Company continues to operate its business through the COVID-19 pandemic, including recent variants, and has taken additional precautions to ensure the safety of its employees, customers, vendors, and the communities in which it operates.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 2 — Recently Issued Accounting Pronouncements
There have been no ASUs issued since the filing date of the 2020 annual report that may have a material impact on the Company.

Note 3 — Acquisitions
AAA Cooper Transportation Acquisition
On July 5, 2021, the Company acquired 100% of Dothan, Alabama-based AAA Cooper Transportation and an affiliated entity ("ACT"). ACT is a leading less-than-truckload ("LTL") carrier that also offers dedicated contract carriage and ancillary services.
The total purchase price consideration of $1.31 billion included $1.30 billion in cash and $10.0 million in Knight-Swift shares issued to the sellers at closing. Additionally, the Company assumed $36.7 million in debt, net of cash. Cash was funded from the 2021 Term Loan, as well as existing Knight-Swift liquidity. ACT was an S corporation for tax purposes, and the transaction included an election under Internal Revenue Code Section 338(h)(10). The Stock Purchase Agreement contains customary representations, warranties, and covenants. The results of ACT will be included in our consolidated results beginning in the third quarter of 2021. The Company has not completed the initial accounting for this transaction as it is still in the preliminary stages of assessing the fair value of the underlying tangible and intangible assets.
On July 6, 2021, Knight-Swift entered into the $1.2 billion 2021 Term Loan with Bank of America, N.A. The 2021 Term Loan is incremental to, and is separate from, the 2017 Debt Agreement. The 2021 Term Loan was fully funded on July 6, 2021 and there are no scheduled principal payments prior to maturity in October 2022. The interest rate applicable to the 2021 Term Loan is subject to a leverage-based grid and equals the BSBY rate (Bloomberg Short-term Bank Yield index) plus 1.000% at closing.
The 2021 Term Loan contains similar terms to the 2017 Debt Agreement, including the financial covenants, usual and customary events of default for a facility of this nature, and certain usual and customary restrictions and covenants.
UTXL Enterprises, Inc.
On June 1, 2021, pursuant to a stock purchase agreement (the "SPA") the Company, through a wholly owned subsidiary, acquired 100.0% of the equity interests of UTXL Enterprises, Inc. (“UTXL”), a premier third-party logistics company which specializes in over-the-road full truckload and multi-stop loads.
The total purchase price consideration of $37.2 million, including cash on hand and net working capital adjustments, consisted of $32.2 million in cash to the sellers at closing, which was funded through cash-on-hand and borrowing on the Revolver on the transaction date. At closing $2.25 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations and remains subject to further adjustments.
The purchase price also included contingent consideration consisting of two additional annual payments of up to $2.5 million each (or $5.0 million in total), representing the maximum possible annual deferred payments to the sellers based on UTXL’s operating ratio and revenue growth targets for each of the twelve-month periods ending May 31, 2022 and May 31, 2023.
For income tax purposes, the sale of UTXL's equity interests to the Company is intended to be treated as a sale and purchase of assets. Accordingly, the book and tax basis of the acquired assets and liabilities are the same as of the purchase date. The SPA contains customary representations, warranties, covenants, and indemnification provisions.
The goodwill recognized represents expected synergies from combining the operations of UTXL with the Company, including enhanced service offerings, as well as other intangible assets that did not meet the criteria for separate recognition. The goodwill is expected to be deductible for tax purposes.

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

June 1, 2021 Opening Balance Sheet as Reported at June 30, 2021

Fair value of the consideration transferred	$37,230

Cash and cash equivalents	8,206
Trade receivables and other current assets	9,451
Property and equipment	54
Identifiable intangible assets [1]	22,121
Total assets	39,832

Accounts payable	(14,183)
Accrued payroll and payroll-related expenses	(247)
Accrued liabilities	(69)
Claims accruals – current portion	(418)
Total liabilities	(14,917)

Goodwill	$12,315

1    Includes $19.2 million in customer relationships, $0.3 million in noncompete agreements, and a $2.6 million trade name.
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

February 1, 2021 Opening Balance Sheet as Reported at June 30, 2021

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
Warehousing Co.
Information about the accounting treatment for the acquisition of Warehousing Co., including the details of the transaction, determination of the total fair value consideration, allocation of the purchase price at the end of the measurement period are included in the Company’s Quarterly Report for the quarter ended March 31, 2021.
As of June 30, 2021 and December 31, 2020, the remaining estimated contingent consideration was $16.2 million representing the fair value of the remaining annual deferred payments for the calendar year ending December 31, 2021 and the annualized six-month period ending June 30, 2022.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 4 — Investments
Restricted Investments, Held-to-Maturity
The following tables present the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments, held-to-maturity:

	June 30, 2021
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$8,589	$—	$(3)	$8,586
Restricted investments, held-to-maturity	$8,589	$—	$(3)	$8,586

	December 31, 2020
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$9,001	$2	$(8)	$8,995
Restricted investments, held-to-maturity	$9,001	$2	$(8)	$8,995

As of June 30, 2021, the contractual maturities of the restricted investments, held-to-maturity, were one year or less. There were fourteen securities and sixteen securities that were in an unrealized loss position for less than twelve months as of June 30, 2021 and December 31, 2020, respectively. The Company did not recognize any impairment losses related to its held-to-maturity investments during the quarter or year-to-date periods ended June 30, 2021 or 2020.
Embark Convertible Note
During the second quarter of 2021, the Company invested $25.0 million in Embark in exchange for a convertible note. The convertible note accrues simple interest on the unpaid principal balance at a rate of 10.0% and is payable on demand any time after April 16, 2022, unless earlier converted into shares of Embark's common stock. The amount outstanding on the convertible note is automatically converted into a number of shares of Embark's common stock upon either the closing of a qualified financing or upon a public event, subject to discounted conversion pricing per share based on a valuation of Embark.
On June 22, 2021, Embark and Northern Genesis Acquisition Corp II ("NGA"), a publicly-traded special purpose acquisition company ("SPAC"), entered into a definitive business combination agreement that will result in Embark becoming a publicly listed company. Completion of the transaction is expected to occur in the fourth quarter of 2021 and is subject to approval of NGA stockholders and the satisfaction or waiver of certain other customary closing conditions. Based on the valuation of this public event, the Company estimated that the fair value of this investment was $37.6 million and recognized a $12.6 million gain on the convertible note during the quarter ended June 30, 2021.
Refer to Note 15 for additional information regarding fair value measurements of the Company's investments.

Note 5 — Assets Held for Sale
The Company expects to sell its assets held for sale, which primarily consist of revenue equipment, within the next twelve months. Revenue equipment held for sale totaled $17.6 million and $29.8 million as of June 30, 2021 and December 31, 2020, respectively. Net gains on disposals, including disposals of property and equipment classified

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
as assets held for sale, reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income, were:
•$15.1 million and $1.7 million for the quarter-to-date periods ended June 30, 2021 and 2020, respectively. The increase in net gains on disposals was primarily due to a stronger market for used revenue equipment during the quarter-to-date period ended June 30, 2021, as compared to the same period in 2020.
•$25.6 million and $4.7 million for the year-to-date periods ended June 30, 2021 and 2020, respectively. The increase in net gains on disposals was primarily due to a stronger market for used revenue equipment during the year-to-date period ended June 30, 2021, as compared to the same period in 2020.
The Company did not recognize impairment losses related to assets held for sale during the quarters and year-to-date periods ended June 30, 2021. The Company recognized impairment losses related to assets held for sale of $0.4 million during the quarter and year-to-date periods ended June 30, 2020.

Note 6 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In thousands)
Goodwill, balance at December 31, 2020	$2,922,964
Adjustments relating to deferred tax assets	(3)
Acquisitions [1]	48,062
Goodwill, balance at June 30, 2021	$2,971,023

1The goodwill associated with the Eleos and UTXL acquisitions referenced in Note 3 was allocated to the non-reportable and logistics segments, respectively, and is net of purchase price accounting adjustments.
The Company did not record any goodwill impairments during the quarter or year-to-date periods ended June 30, 2021 or 2020.
Other Intangible Assets
Other intangible asset balances were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Definite-lived intangible assets [1]
Gross carrying amount	$929,910	$894,597
Accumulated amortization	(169,585)	(145,852)
Definite-lived intangible assets, net	760,325	748,745
Indefinite-lived trade names:
Gross carrying amount	643,158	640,500
Intangible assets, net	$1,403,483	$1,389,245

1The major categories of the Company's definite-lived intangible assets include customer relationships, non-compete agreements, internally-developed software, trade names, and others.
Identifiable intangible assets subject to amortization have been recorded at fair value. Intangible assets related to acquisitions other than the 2017 Merger are amortized over a weighted-average amortization period of 17.5 years. The Company's customer relationship intangible assets related to the 2017 Merger are being amortized over a weighted average amortization period of 19.9 years.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
As of June 30, 2021, management anticipates that the composition and amount of amortization associated with intangible assets will be $24.4 million for the remainder of 2021, $48.8 million in 2022, $48.2 million for each of the years 2023 and 2024, and $48.1 million in 2025. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Note 7 — Income Taxes
Effective Tax Rate — The quarter-to-date June 30, 2021 and June 30, 2020 effective tax rates were 25.3% and 25.0%, respectively. The year-to-date June 30, 2021 and June 30, 2020 effective tax rates were 25.5% and 26.0%, respectively.
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
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits were approximately $0.4 million and $0.3 million as of June 30, 2021 and December 31, 2020, respectively.
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

Note 8 — Accounts Receivable Securitization
On April 23, 2021, the Company entered into the Fifth Amendment to the Amended and Restated Receivables Sales Agreement ("2021 RSA") which further amended the 2018 RSA. The 2021 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets. As of June 30, 2021, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2021 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of June 30, 2021. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The following table summarizes the key terms of the 2021 RSA and 2018 RSA (dollars in thousands):

	2021 RSA	2018 RSA
Effective date	April 23, 2021	July 11, 2018
Final maturity date	April 23, 2024	July 9, 2021
Borrowing capacity	$400,000	$325,000
Accordion option [1]	$100,000	$175,000
Unused commitment fee rate [2]	20 to 40 basis points	20 to 40 basis points
Program fees on outstanding balances 3 4	one-month LIBOR + 82.5 basis points	one-month LIBOR + 80 to 100 basis points

1The accordion option increases the maximum borrowing capacity, subject to participation of the purchasers.
2The 2021 RSA and 2018 RSA commitment fees rate are based on the percentage of the maximum borrowing capacity utilized.
3Only the rate for the 2018 RSA program fee is subject to the Company's consolidated total net leverage ratio.
4As identified within the 2021 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement for LIBOR.
Availability under the 2021 RSA and 2018 RSA is calculated as follows:

	2021 RSA	2018 RSA
	June 30, 2021	December 31, 2020
	(In thousands)
Borrowing base, based on eligible receivables	$400,000	$302,700
Less: outstanding borrowings [1]	(279,000)	(214,000)
Less: outstanding letters of credit	(65,281)	(67,281)
Availability under accounts receivable securitization facilities	$55,719	$21,419

1As of June 30, 2021, outstanding borrowings are included in "Accounts receivable securitization – less current portion" in the condensed consolidated balance sheets and are offset by $0.6 million of deferred loan costs. As of December 31, 2020, outstanding borrowings are included in "Accounts receivable securitization – current portion" in the condensed consolidated balance sheets and are offset by $0.1 million of deferred loan costs. Interest accrued on the aggregate principal balance at a rate of 0.9% and 1.0% as of June 30, 2021 and December 31, 2020, respectively.
Program fees and unused commitment fees are recorded in "Interest expense" in the condensed consolidated statements of comprehensive income. The Company incurred accounts receivable securitization program fees of $0.8 million and $0.7 million during the quarter-to-date June 30, 2021 and 2020 periods, respectively. The Company incurred accounts receivable securitization program fees of $1.4 million and $2.1 million during the year-to-date June 30, 2021 and 2020 periods, respectively.
Refer to Note 15 for information regarding the fair value of the 2021 RSA and 2018 RSA.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 9 — Commitments
Purchase Commitments
As of June 30, 2021, the Company had outstanding commitments to purchase revenue equipment of $509.2 million in the remainder of 2021 ($317.3 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, finance leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of June 30, 2021, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $36.9 million in the remainder of 2021, $4.6 million in the two-year period 2022 through 2023, $0.8 million in the two-year period 2024 through 2025, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
As of June 30, 2021, the Company had outstanding commitments for fuel purchases of $14.5 million in the remainder of 2021, and none thereafter.
TRP Commitments
Since 2003, Knight has entered into partnership agreements with entities that make privately-negotiated equity investments. In these agreements, Knight committed to invest in return for an ownership percentage. During the first quarter of 2021, Knight increased its commitment to invest in TRP Capital Partners V, LP by $10.0 million to $30.0 million, with $26.3 million outstanding as of June 30, 2021. There were no other material changes related to the previously disclosed TRP commitments during the quarter ended June 30, 2021.
Embark Commitment
On June 23, 2021, the Company entered into a stock subscription agreement with Embark to purchase $25.0 million of Embark's common stock, with $25.0 million outstanding as of June 30, 2021.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $23.9 million, relating to the Company's outstanding legal proceedings as of June 30, 2021.
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
Recent Developments and Current Status
In July 2019, a jury issued an adverse verdict in this lawsuit. The court issued a decision granting in part and denying in part certain motions related to the jury’s verdict. Both parties have appealed the court’s decision. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of June 30, 2021.

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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. In January 2020, the court granted final approval of the settlement. Two objectors appealed the court’s decision granting final approval of the settlement. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of June 30, 2021.

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
Recent Developments and Current Status
In January 2020, the court granted final approval of the settlement in this matter. In March 2020, the Company paid the settlement amount approved by the court. As of June 30, 2021, the Company has accrued for anticipated costs associated with finalizing this matter.
1    Individually and on behalf of all others similarly situated.
Other Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, experience damage, mechanical failures and cargo issues as an incidental part of its normal ordinary course of operations. From time to time, these matters result in the discharge of diesel fuel, motor oil or other hazardous materials into the environment. Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges. As of June 30, 2021, the Company's estimate for its total legal

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
liability for all such clean-up and remediation costs was approximately $0.5 million in the aggregate for all current and prior year claims.
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
The following table presents the Company's repurchases of its common stock under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		Quarter-to-Date June 30, 2021		Year-to-Date June 30, 2021
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
		(shares and dollars in thousands)
November 24, 2020 [1]	$250,000	—	$—	1,303	$53,661
		Quarter-to-Date June 30, 2020		Year-to-Date June 30, 2020
May 30, 2019	$250,000	—	$—	1,139	$34,630

1$196.3 million and $250.0 million remained available under the 2020 Knight-Swift Share Repurchase Plan as of June 30, 2021 and December 31, 2020, respectively.

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
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2021	2020	2021	2020
	(In thousands)
Basic weighted average common shares outstanding	165,577	169,948	165,751	170,283
Dilutive effect of equity awards	1,008	676	999	675
Diluted weighted average common shares outstanding	166,585	170,624	166,750	170,958
Anti-dilutive shares excluded from diluted earnings per share [1]	31	365	47	329
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Note 13 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	Quarter-to-Date June 30,				Year-to-Date June 30,
	2021		2020		2021		2020
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Freight Services:
Central Freight Lines [1]	$—	$—	$1,020	$—	$—	$—	$7,836	$—
SME Industries [1]	—	—	28	—	—	—	28	—
Total	$—	$—	$1,048	$—	$—	$—	$7,864	$—
Facility and Equipment Leases:
Central Freight Lines [1]	$—	$—	$23	$93	$—	$—	$23	$185
Other Affiliates [1]	—	88	4	36	—	145	9	109
Total	$—	$88	$27	$129	$—	$145	$32	$294
Other Services:
Central Freight Lines [1]	$—	$—	$—	$—	$—	$—	$15	$—
DPF Mobile [1]	—	—	—	19	—	—	—	31
Other Affiliates [1]	7	9	10	—	13	18	19	—
Total	$7	$9	$10	$19	$13	$18	$34	$31

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
Receivables and payables pertaining to related party transactions were:

	June 30, 2021		December 31, 2020
	Receivable	Payable	Receivable	Payable
	(In thousands)
Central Freight Lines	$—	$—	$133	$—
DPF Mobile	—	—	—	41
Other Affiliates	1,792	20	2	10
Total	$1,792	$20	$135	$51

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
The Company's twenty-two operating segments are structured around the types of transportation service offerings provided to our customers, as well as the equipment utilized. In addition, the operating segments may be further distinguished by the Company’s respective brands. The Company aggregated these various operating segments into the three reportable segments discussed below based on similarities with both their qualitative and economic characteristics.
Trucking
The Trucking reportable segment is comprised of nine trucking operating segments that provide similar transportation services to our customers utilizing similar transportation equipment over both irregular (one-way movement) and/or dedicated routes. The Trucking reportable segment consists of irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border operations.
Logistics
The Logistics reportable segment is comprised of six logistics operating segments that provide similar transportation services to our customers and primarily consist of brokerage and other freight management services utilizing third-party transportation providers and their equipment.

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
The following tables present the Company's financial information by segment:

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2021	2020	2021	2020
Revenue:	(In thousands)
Trucking	$985,858	$879,369	$1,948,805	$1,798,430
Logistics	166,737	70,104	285,624	149,302
Intermodal	115,378	82,820	222,444	177,551
Subtotal	$1,267,973	$1,032,293	$2,456,873	$2,125,283
Non-reportable segments	66,795	45,289	117,464	91,531
Intersegment eliminations	(19,067)	(16,884)	(35,622)	(31,318)
Total revenue	$1,315,701	$1,060,698	$2,538,715	$2,185,496

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2021	2020	2021	2020
Operating income (loss):	(In thousands)
Trucking	$168,457	$107,788	$326,940	$215,122
Logistics	14,356	3,038	21,933	6,757
Intermodal	5,812	(4,475)	9,269	(7,212)
Subtotal	$188,625	$106,351	$358,142	$214,667
Non-reportable segments	2,490	(4,184)	(4,768)	(10,381)
Operating income	$191,115	$102,167	$353,374	$204,286

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2021	2020	2021	2020
Depreciation and amortization of property and equipment:	(In thousands)
Trucking	$105,206	$97,555	$207,091	$191,103
Logistics	289	207	497	414
Intermodal	3,940	3,606	7,758	7,094
Subtotal	$109,435	$101,368	$215,346	$198,611
Non-reportable segments	14,171	13,233	28,175	26,211
Depreciation and amortization of property and equipment	$123,606	$114,601	$243,521	$224,822

Geographical Information
In the aggregate, total revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for the quarter and year-to-date periods ended June 30, 2021 and 2020. Additionally, long-lived assets on the Company's foreign subsidiary balance sheets were less than 5.0% of consolidated total assets as of June 30, 2021 and December 31, 2020.

Note 15 — Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of June 30, 2021 and December 31, 2020, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
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
Convertible Notes — The estimated fair value of the Company's convertible note is based on probability weighted discounted cash flow analysis of the corresponding pay-off/redemption.

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
Debt Instruments and Leases — For notes payable under the Revolver and the 2017 Term Loan, fair value approximates the carrying value due to the variable interest rate. The carrying values of the 2021 RSA and 2018 RSA approximate fair value, as the underlying receivables are short-term in nature and only eligible receivables (such as those with high credit ratings) are qualified to secure the borrowed amounts. For finance and operating lease liabilities, the carrying value approximates the fair value, as the Company's finance and operating lease liabilities are structured to amortize in a manner similar to the depreciation of the underlying assets.
Contingent Consideration — The estimated fair value of the Company's contingent consideration owed to sellers is calculated using applicable models and inputs for each acquiree.
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
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Restricted investments, held-to-maturity [1]	$8,589	$8,586	$9,001	$8,995
Equity method investments [2]	81,237	81,237	77,562	77,562
Investments in equity securities [3]	19,707	19,707	18,675	18,675
Convertible note [4]	37,631	37,631	—	—

Financial Liabilities:
2017 Term Loan, due October 2022 [5]	$299,219	$300,000	$298,907	$300,000
2018 RSA, due July 2021 [6]	—	—	213,918	214,000
2021 RSA, due April 2024 [7]	278,372	279,000	—	—
Revolver, due October 2022	55,000	55,000	210,000	210,000
Contingent consideration associated with acquisitions [8]	21,200	21,200	16,200	16,200

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
4The loan is carried at fair value and is included in "Other current assets" in the condensed consolidated balance sheets.
5The carrying amount of the 2017 Term Loan is included in "Finance lease liabilities and long-term debt – less current portion," on the condensed consolidated balance sheets and is net of $0.8 million and $1.1 million in deferred loan costs as of June 30, 2021 and December 31, 2020, respectively.
6The carrying amount of the 2018 RSA is included in "Accounts receivable securitization – current portion," on the condensed consolidated balance sheets and is net of $0.1 million in deferred loan costs as of December 31, 2020.
7The carrying amount of the 2021 RSA is included in "Accounts receivable securitization – less current portion," on the condensed consolidated balance sheets and is net of $0.6 million in deferred loan costs as of June 30, 2021.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
8The carrying amount of the contingent consideration associated with acquisitions is included in both the "Accrued liabilities" and "Other long-term liabilities" line items on the condensed consolidated balance sheets.
Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of assets measured on a recurring basis as of June 30, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Unrealized Gain Position
	(In thousands)
As of June 30, 2021
Convertible note [1]	$37,631	$—	$—	$37,631	$12,631
Investments in equity securities [2]	$19,707	$19,707	$—	$—	$8,126

As of December 31, 2020
Investments in equity securities [3]	$18,675	$18,675	$—	$—	$3,553

1The Company recognized $12.6 million of unrealized gains on the convertible note for the quarter and year-to-date periods ended June 30, 2021, which is included within "Other income, net" within the condensed consolidated statement of comprehensive income. The fair value of the note was determined using a discounted cash flow analysis based on the probability of exit event options and exit event dates.
2Fair value activity from the investments in equity securities is recorded in "Other income, net" within the condensed consolidated statement of comprehensive income.
•During the quarter ended June 30, 2021, the Company recognized $1.5 million in net losses on these investments in equity securities, consisting of $2.3 million in unrealized losses and $0.8 million in realized gains.
•During the year-to-date period ended June 30, 2021, the Company recognized $8.9 million in gains on these investments in equity securities, consisting of $4.6 million in unrealized gains and $4.3 million in realized gains.
3Fair value activity from the investments in equity securities is recorded in "Other income, net" within the condensed consolidated statement of comprehensive income.
•During the quarter ended June 30, 2020, the Company recognized $7.6 million in unrealized gains on these investments in equity securities.
•During the year-to-date period ended June 30, 2020, the Company recognized $2.5 million in unrealized gains on these investments in equity securities.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of June 30, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of June 30, 2021
Contingent consideration associated with acquisitions [1]	$21,200	$—	$—	$21,200	$—
As of December 31, 2020
Contingent consideration associated with acquisition [2]	$16,200	$—	$—	$16,200	$(6,730)

1The Company did not recognize any gains (losses) during the quarter or year-to-date periods ended June 30, 2021 related to the revaluation of these liabilities. Refer to Note 3 for information regarding the components of these liabilities.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
2During the fourth quarter of 2020, the Company increased the estimated fair value of the remaining contingent consideration representing the final two annual payments, resulting in a $6.7 million fair value adjustment of the deferred earnout, which was recorded in “Miscellaneous operating expenses” in the consolidated statement of comprehensive income. The Company did not recognize any losses during the quarter and year-to-date periods ended June 30, 2020.
Nonrecurring Fair Value Measurements (Assets) — As of June 30, 2021, the Company had no major categories of assets estimated at fair value that were measured on a nonrecurring basis.
The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of December 31, 2020:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of December 31, 2020
Equipment [1]	5,851	—	5,851	—	(5,335)

1    Reflects the non-cash impairment of certain alternative fuel technology (within the non-reportable segments) and certain revenue equipment held for sale (within the Trucking segment). The Company recognized $0.4 million and $1.3 million of impairments during the quarter and year-to-date periods ended June 30, 2020.
Nonrecurring Fair Value Measurements (Liabilities) — As of June 30, 2021 and December 31, 2020, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.

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
In this Quarterly Report, forward-looking statements include, but are not limited to, statements we make concerning:
•the ability of our infrastructure to support future growth, whether we grow organically or through potential acquisitions,
•the impacts of the COVID-19 global pandemic,
•the future impact of acquisitions, including achievement of anticipated synergies and the anticipated risks regarding our acquisition of ACT,
•the flexibility of our model to adapt to market conditions,
•our ability to recruit and retain qualified driving associates,
•future safety performance,
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
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "potential," "objective," "mission," "continue," "outlook," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A "Risk Factors" of this Quarterly Report, Part I, Item 1A "Risk Factors" in our 2020 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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
ACT Acquisition — On July 5, 2021, we acquired 100% of ACT. ACT is a leading less-than-truckload ("LTL") carrier that also offers dedicated contract carriage and ancillary services. Further details regarding this acquisition are included in Note 3 in Part I, Item 1 of this Quarterly Report.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Operating Statistics — We measure our consolidated and segment results through certain operating statistics, which are discussed under "Results of Operations — Segment Review — Operating Statistics," below. Our results are affected by various economic, industry, operational, regulatory, and other factors, which are set forth in Part I, Item 1A "Risk Factors" in our 2020 Annual Report, supplemented in Part II, Item 1A "Risk Factors" of this Quarterly Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
Consolidated Key Financial Highlights and Operating Metrics

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2021	2020	2021	2020
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,315,701	$1,060,698	$2,538,715	$2,185,496
Revenue, excluding trucking fuel surcharge	$1,212,872	$997,597	$2,345,977	$2,024,692
Net income attributable to Knight-Swift	$152,804	$80,189	$282,594	$145,615
Earnings per diluted share	$0.92	$0.47	$1.69	$0.85
Operating ratio	85.5%	90.4%	86.1%	90.7%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$162,998	$96,498	$302,431	$172,703
Adjusted EPS [1]	$0.98	$0.57	$1.81	$1.01
Adjusted Operating Ratio [1]	83.1%	87.6%	83.8%	88.1%

Revenue equipment:
Average tractors (Trucking segment only) [2]	18,034	18,393	18,129	18,428
Average trailers [3]	60,858	57,269	60,382	57,456
Average containers	10,842	10,853	10,844	10,355
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
2    The average age of our company-owned tractor fleet was 2.4 years and 2.1 years as of June 30, 2021 and 2020, respectively.
3    The average age of our trailer fleet was 8.3 years and 7.6 years as of June 30, 2021 and 2020, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Company Performance
Trends and Outlook — Our consolidated revenue, excluding trucking fuel surcharge, grew by 15.9% during the first half of 2021, reflecting meaningful growth across all reportable segments. We generated consolidated Adjusted Net Income Attributable to Knight-Swift of $302.4 million, which represents a 75.1% increase from $172.7 million during the first half of 2020. Revenue per tractor was up 9.0% despite lower fleet utilization as a result of the difficult driver sourcing environment. Our Trucking segment increased revenue, excluding fuel surcharge and intersegment transactions, by 7.2%, resulting in a 470 basis point improvement in the Adjusted Operating Ratio to 81.3% in the first half of 2021 from 86.0% in the first half of 2020. Our Logistics segment increased revenue, excluding intersegment transactions by 93.2%. Our Intermodal segment grew revenue 25.3% and improved its Adjusted Operating Ratio by 820 basis points to 95.8% in the first half of 2021, compared to the same period last year. We anticipate ongoing improvement within the Intermodal segment in the coming quarters.
The national unemployment rate was 5.9%1 as of June 30, 2021. The US gross domestic product, which is the broadest measure of goods and services produced across the economy, increased by 6.5%2 and 1.6%2 on a year-over-year and sequential basis, per preliminary third-party forecasts. Third-party forecasts are predicting a continued economic rebound in the second half of 2021, but perhaps at a slower pace. The first half 2021 US employment cost index rose 2.9%1 and 0.7%1 on a year-over-year and sequential basis, respectively.
From a freight market perspective, we are encouraged by the continued strength in freight demand; however, demand may be difficult to predict for the rest of 2021. The 2021 market outlook includes the following:
•we expect the unprecedented demand for over-the-road truckload capacity to continue throughout 2022,
•capacity expansion continues to be limited as new tractor builds are constrained by parts availability, and
•sourcing and retaining drivers will remain challenging and lead to additional driver wage inflation.
The above factors should continue to support a favorable rate environment.
In addition to the above market factors, demand for power-only opportunities continues.
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
We expect that our acquisition of ACT will have a significant impact on future financial results, including an overall increase to operating revenues and expenses. However, we are still in the preliminary stages of this transaction and the assessment of the impact on our operations, policies or financial results.
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
2Source: bea.gov

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2021 and 2020 — The $72.6 million increase in net income attributable to Knight-Swift to $152.8 million during the second quarter of 2021 from $80.2 million during the same period last year includes the following:
•Contributor — $60.7 million increase in operating income within our Trucking segment. Average revenue per tractor increased by 10.3%, driven by a 18.8% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions.
•Contributor — $11.3 million increase in operating income within our Logistics segment. Revenue, excluding intersegment transactions, increased by 141.8% within our Logistics segment, as brokerage load volumes grew by 55.3% and brokerage revenue per load increased by 55.8% (including the results of UTXL beginning June 1, 2021).
•Contributor — $10.3 million improvement in operating income (loss) within our Intermodal segment. Revenue per load increased 16.3 % and load counts increased 19.9%.
•Contributor — $8.3 million improvement in "Other income (expenses), net," primarily related to unrealized gains recognized from our investment in Embark, partially offset by a reduction in unrealized gains recognized for other investments within our portfolio.
•Offset — $25.0 million increase in consolidated income tax expense, primarily due to an increase in income before income taxes resulting in an effective tax rate of 25.3% for the second quarter of 2021 and 25.0% for the second quarter of 2020.
Comparison Between the Year-to-Date June 30, 2021 and 2020 — The $137.0 million increase in net income attributable to Knight-Swift to $282.6 million during the first half of 2021 from $145.6 million during the same period last year includes the following:
•Contributor — $111.8 million increase in operating income within our Trucking segment. Average revenue per tractor increased by 9.0%, driven by a 17.5% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions.
•Contributor — $15.2 million improvement in operating income within our Logistics segment. Revenue, excluding intersegment transactions, increased by 93.2% within our Logistics segment, as brokerage load volumes grew by 28.4% and brokerage revenue per load increased by 50.4%
•Contributor — $16.5 million improvement in operating income (loss) within our Intermodal segment. Revenue per load increased 13.1% and load counts increased 10.8%.
•Contributor — $31.0 million improvement in "Other income (expenses), net," primarily due to the Embark gain discussed above and an increase in unrealized gains recognized for other investments within our portfolio.
•Offset — $45.7 million increase in consolidated income tax expense, primarily due to an increase in income before income taxes resulting in an effective tax rate of 25.5% for the first half of 2021 and 26.0% for the first half of 2020.
See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.
Liquidity and Capital — During year-to-date June 30, 2021, we generated $459.5 million in operating cash flows, reduced our operating lease liabilities by $28.3 million, used $120.5 million for capital expenditures (net of disposal proceeds), spent $63.3 million on acquisitions, and returned $53.7 million in share repurchases and $30.3 million in dividends to our stockholders.
We ended the quarter with $179.0 million in unrestricted cash and cash equivalents, $55.0 million outstanding on the Revolver, $300.0 million face value outstanding on the 2017 Term Loan, and $6.1 billion of stockholders' equity.

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
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2021	2020	2021	2020
Revenue:	(In thousands)
Trucking	$985,858	$879,369	$1,948,805	$1,798,430
Logistics	166,737	70,104	285,624	149,302
Intermodal	115,378	82,820	222,444	177,551
Subtotal	$1,267,973	$1,032,293	$2,456,873	$2,125,283
Non-reportable segments	66,795	45,289	117,464	91,531
Intersegment eliminations	(19,067)	(16,884)	(35,622)	(31,318)
Total revenue	$1,315,701	$1,060,698	$2,538,715	$2,185,496

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2021	2020	2021	2020
Operating income (loss):	(In thousands)
Trucking	$168,457	$107,788	$326,940	$215,122
Logistics	14,356	3,038	21,933	6,757
Intermodal	5,812	(4,475)	9,269	(7,212)
Subtotal	$188,625	$106,351	$358,142	$214,667
Non-reportable segments	2,490	(4,184)	(4,768)	(10,381)
Operating income	$191,115	$102,167	$353,374	$204,286

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

Operating Statistic	Relevant Segment(s)	Description
Average Revenue per Tractor	Trucking	Measures productivity and represents revenue (excluding fuel surcharge and intersegment transactions) divided by average tractor count
Total Miles per Tractor	Trucking	Total miles (including loaded and empty miles) a tractor travels on average
Average Length of Haul	Trucking	Average miles traveled with loaded trailer cargo per order
Non-paid Empty Miles Percentage	Trucking	Percentage of miles without trailer cargo
Average Tractors	Trucking, Intermodal	Average tractors in operation during the period including company tractors and tractors provided by independent contractors
Average Trailers	Trucking	Average trailers in operation during the period
Average Revenue per Load	Logistics, Intermodal	Total revenue (excluding intersegment transactions) divided by load count
Gross Margin Percentage	Logistics	Logistics gross margin (revenue, excluding intersegment transactions, less purchased transportation expense, excluding intersegment transactions) as a percentage of logistics revenue, excluding intersegment transactions
Average Containers	Intermodal	Average containers in operation during the period
GAAP Operating Ratio	Trucking, Logistics, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Calculated as operating expenses as a percentage of total revenue, or the inverse of operating margin.
Non-GAAP Adjusted Operating Ratio	Trucking, Logistics, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Consolidated and segment Adjusted Operating Ratios are reconciled to their corresponding GAAP operating ratios under "Non-GAAP Financial Measures," below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Trucking Segment
We generate revenue in the Trucking segment primarily through irregular route, dedicated, refrigerated, flatbed, expedited, and cross-border service offerings with 12,967 irregular route tractors and 5,067 dedicated route tractors in use during the quarter-to-date period ended June 30, 2021. Generally, we are paid a predetermined rate per mile or per load for our trucking services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Trucking segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$985,858	$879,369	$1,948,805	$1,798,430	12.1%		8.4%
Revenue, excluding fuel surcharge and intersegment transactions	$882,560	$816,033	$1,755,374	$1,637,117	8.2%		7.2%
GAAP: Operating income	$168,457	$107,788	$326,940	$215,122	56.3%		52.0%
Non-GAAP: Adjusted Operating Income [1]	$168,781	$118,166	$327,588	$228,971	42.8%		43.1%
Average revenue per tractor [2]	$48,939	$44,366	$96,827	$88,839	10.3%		9.0%
GAAP: Operating ratio [2]	82.9%	87.7%	83.2%	88.0%	(480	bps)	(480	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	80.9%	85.5%	81.3%	86.0%	(460	bps)	(470	bps)
Non-paid empty miles percentage [2]	13.0%	13.8%	12.9%	13.3%	(80	bps)	(40	bps)
Average length of haul (miles) [2]	408	420	410	424	(2.9%)		(3.3%)
Total miles per tractor [2]	20,913	22,741	41,841	45,307	(8.0%)		(7.7%)
Average tractors 2 3	18,034	18,393	18,129	18,428	(2.0%)		(1.6%)
Average trailers [2]	60,858	57,269	60,382	57,456	6.3%		5.1%
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 16,144 and 16,315 average company-owned tractors for the second quarter of 2021 and 2020, respectively.
Includes 16,225 and 16,327 average company-owned tractors for the year-to-date June 30, 2021 and 2020, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2021 and 2020 — Operating income grew by 56.3% within the Trucking segment, overcoming inflationary pressures related to sourcing and retaining drivers. Revenue, excluding fuel surcharge and intersegment transactions, grew by 8.2%. Average revenue per tractor increased by 10.3%, driven by an 18.8% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions. Consumer demand remained strong, while capacity remained constrained across our industry, which is driving up sourcing costs and corresponding rates. Our year-over-year rate improvement was partially offset by driver-related sourcing expenses, as well as an 8.0% decline in miles per tractor due to an increase in unseated tractors. On a sequential basis, miles per tractor remained relatively flat.
Comparison Between Year-to-Date June 30, 2021 and 2020 — Operating income grew by 52.0% within the Trucking segment. Revenue, excluding fuel surcharge and intersegment transactions, grew by 7.2%. Average revenue per tractor increased by 9.0%, driven by a 17.5% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions. Our year-over-year rate improvement was partially offset by an increase in driver-related sourcing and other expenses during the first half of 2021, as well as a 7.7% decline in miles per tractor due to inclement weather and an increase in unseated tractors.
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

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$166,737	$70,104	$285,624	$149,302	137.8%		91.3%
Revenue, excluding intersegment transactions	$162,167	$67,066	$277,889	$143,823	141.8%		93.2%
GAAP: Operating income	$14,356	$3,038	$21,933	$6,757	372.5%		224.6%
Non-GAAP: Adjusted Operating Income [1]	$14,453	$3,038	$22,030	$6,757	375.7%		226.0%
Revenue per load [2]	$2,193	$1,408	$2,094	$1,392	55.8%		50.4%
Gross margin percentage [2]	15.7%	15.7%	15.2%	15.1%	—	bps	10	bps
GAAP: Operating ratio [2]	91.4%	95.7%	92.3%	95.5%	(430	bps)	(320	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	91.1%	95.5%	92.1%	95.3%	(440	bps)	(320	bps)
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2021 and 2020 — Revenue, excluding intersegment transactions, increased by 141.8% within our Logistics segment, as brokerage load volumes grew by 55.3% and brokerage revenue per load increased by 55.8% (including the results of UTXL beginning June 1, 2021). Excluding the results of UTXL, brokerage load volumes grew by 49.6% and revenue per load increased by 47.5%. Logistics gross margin was 15.7% in the second quarters of 2021 and 2020, while Adjusted Operating Ratio improved by 440 basis points to 91.1% for the second quarter of 2021, from 95.5% for the second quarter of 2020.
Within our power-only service offering, revenue grew 410.5%, as a result of a 141.5% increase in load volumes. Power-only represented 26.9% of brokerage revenue and over 25% of our total second quarter 2021 brokerage load volumes. During 2020, we introduced our Select platform, which digitally matches shippers with available capacity across our brands through frictionless transactions. During the second quarter of 2021, more than 4,500 carriers were digitally matched with loads through our Select platform, achieving an 18.2% sequential increase in Select platform load volumes.
Comparison Between Year-to-Date June 30, 2021 and 2020 — Revenue, excluding intersegment transactions, increased by 93.2% within our Logistics segment, as brokerage load volumes grew by 28.4% and revenue per load increased by 50.4%. Logistics gross margin was 15.2% in the first half of 2021 and 15.1% in the first half of 2020. Adjusted Operating Ratio improved by 320 basis points to 92.1% in the first half of 2021, compared to 95.3% in the first half of 2020. Within our power-only service offering, load volumes grew 284.5%, representing 24.5% of brokerage revenue and over 25.0% of our brokerage load volumes in the first half of 2021.

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

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$115,378	$82,820	$222,444	$177,551	39.3%		25.3%
Revenue, excluding intersegment transactions	$115,294	$82,699	$222,265	$177,321	39.4%		25.3%
GAAP: Operating income (loss)	$5,812	$(4,475)	$9,269	$(7,212)	(229.9%)		228.5%
Non-GAAP: Adjusted Operating Income (Loss) [1]	$5,812	$(4,410)	$9,269	$(7,099)	(231.8%)		230.6%
Average revenue per load [2]	$2,616	$2,249	$2,583	$2,283	16.3%		13.1%
GAAP: Operating ratio [2]	95.0%	105.4%	95.8%	104.1%	(1,040	bps)	(830	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	95.0%	105.3%	95.8%	104.0%	(1,030	bps)	(820	bps)
Load count	44,073	36,769	86,041	77,658	19.9%		10.8%
Average tractors 2 3	611	571	605	586	7.0%		3.2%
Average containers [2]	10,842	10,853	10,844	10,355	(0.1%)		4.7%
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 555 and 510 company-owned tractors for the second quarter of 2021 and 2020, respectively.
Includes 549 and 523 company-owned tractors for the year-to-date June 30, 2021 and 2020, respectively.
Comparison Between the Quarters Ended June 30, 2021 and 2020 — Intermodal revenue, excluding intersegment transactions increased 39.4% year-over-year, as load counts increased 19.9% and revenue per load increased 16.3%. The Adjusted Operating Ratio improved to 95.0% in the second quarter of 2021, from 105.3% in the second quarter of 2020. Intermodal is exhibiting solid momentum, and we expect operational improvements in cost structure and network design in the coming quarters to lead to continued improvement.
Comparison Between Year-to-Date June 30, 2021 and 2020 — Intermodal revenue, excluding intersegment transactions increased 25.3%, as load counts increased 10.8% and revenue per load increased 13.1%. Adjusted Operating Ratio within the Intermodal segment improved to 95.8%, compared to 104.0% during the first half of 2020, despite weather and service disruptions in the beginning of the year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-reportable Segments
The non-reportable segments include support services provided to our customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, warehousing, and certain driving academy activities, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and $11.6 million in quarterly amortization of intangibles related to the 2017 Merger and various acquisitions).

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.	YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020	YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Total revenue	$66,795	$45,289	$117,464	$91,531	47.5%	28.3%
Operating income (loss)	$2,490	$(4,184)	$(4,768)	$(10,381)	159.5%	54.1%
Quarter-to-date and year-to-date revenue growth and improved profitability within the non-reportable segments is related to revenue and margin improvement in our warehousing activities, expanded services to third-party carriers, and increased demand for our equipment leasing services. This was partially offset by an increase in legal accruals.

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

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$377,613	$365,311	$747,983	$720,144	3.4%		3.9%
% of total revenue	28.7%	34.4%	29.5%	33.0%	(570	bps)	(350	bps)
% of revenue, excluding fuel surcharge	31.1%	36.6%	31.9%	35.6%	(550	bps)	(370	bps)
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
Consolidated salaries, wages, and benefits increased by $12.3 million for the second quarter of 2021 and by $27.8 million for the first half of 2021, as compared to the same periods last year. The increases pertained to driving associate pay rates and an non-driver salaries and wages. These were partially offset by a decrease in miles driven by company driving associates and lower medical insurance costs.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Fuel	$126,055	$86,381	$244,291	$208,236	45.9%		17.3%
% of total revenue	9.6%	8.1%	9.6%	9.5%	150	bps	10	bps
% of revenue, excluding trucking fuel surcharge	10.4%	8.7%	10.4%	10.3%	170	bps	10	bps
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
The $39.7 million and $36.1 million increases in consolidated fuel expense for the second quarter and first half of 2021, respectively, are attributable to higher average DOE fuel prices when compared to the same periods last year. Average DOE fuel prices were $3.21 per gallon for the second quarter of 2021 and $2.44 per gallon for the second quarter of 2020. Average DOE fuel prices were $3.06 per gallon for year-to-date June 30, 2021 and $2.67 per gallon for year-to-date June 30, 2020.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$71,313	$66,067	$139,383	$134,471	7.9%		3.7%
% of total revenue	5.4%	6.2%	5.5%	6.2%	(80	bps)	(70	bps)
% of revenue, excluding trucking fuel surcharge	5.9%	6.6%	5.9%	6.6%	(70	bps)	(70	bps)
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
The increases of $5.2 million for the second quarter of 2021 and $4.9 million for the first half of 2021, as compared to the same periods last year, were attributed to higher driving associate hiring expenses and increased chassis expense. This was partially offset by a decrease in miles driven by company driving associates.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$58,776	$45,302	$114,419	$99,582	29.7%		14.9%
% of total revenue	4.5%	4.3%	4.5%	4.6%	20	bps	(10	bps)
% of revenue, excluding trucking fuel surcharge	4.8%	4.5%	4.9%	4.9%	30	bps	—	bps

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
Consolidated insurance and claims expense increased by $13.5 million for the second quarter of 2021 and by $14.8 million for the first half of 2021, as compared to the same periods last year. These increases were primarily due to negative development within certain prior year losses and costs incurred through our third-party carrier insurance program.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$21,717	$20,883	$43,765	$43,052	4.0%		1.7%
% of total revenue	1.7%	2.0%	1.7%	2.0%	(30	bps)	(30	bps)
% of revenue, excluding trucking fuel surcharge	1.8%	2.1%	1.9%	2.1%	(30	bps)	(20	bps)
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
The increases of $0.8 million for the second quarter of 2021 and $0.7 million for the first half of 2021, as compared to the same periods last year, were primarily due to higher overall toll expenses. These increases were partially offset by a decrease in total miles driven by our company driving associates.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Communications	$4,635	$4,902	$9,672	$9,776	(5.4%)		(1.1%)
% of total revenue	0.4%	0.5%	0.4%	0.4%	(10	bps)	—	bps
% of revenue, excluding trucking fuel surcharge	0.4%	0.5%	0.4%	0.5%	(10	bps)	(10	bps)
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Consolidated communications expense remained relatively flat as a percentage of revenue, excluding trucking fuel surcharge for the second quarter of 2021 and the first half of 2021, as compared to the same periods last year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$123,606	$114,601	$243,521	$224,822	7.9%		8.3%
% of total revenue	9.4%	10.8%	9.6%	10.3%	(140	bps)	(70	bps)
% of revenue, excluding trucking fuel surcharge	10.2%	11.5%	10.4%	11.1%	(130	bps)	(70	bps)
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
Consolidated depreciation and amortization of property and equipment increased by $9.0 million for the second quarter of 2021 and increased by $18.7 million for the first half of 2021, as compared to the same periods last year. These increases were primarily related to an increase in owned versus leased equipment.
We expect consolidated depreciation and amortization of property and equipment to increase both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in the remainder of 2021.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$11,984	$11,474	$23,733	$22,948	4.4%		3.4%
% of total revenue	0.9%	1.1%	0.9%	1.1%	(20	bps)	(20	bps)
% of revenue, excluding trucking fuel surcharge	1.0%	1.2%	1.0%	1.1%	(20	bps)	(10	bps)
Amortization of intangibles relates to intangible assets identified with the 2017 Merger and other acquisitions. See Note 6 in Part I, Item 1, of this Quarterly Report for further details regarding the Company's intangible assets. The increases of $0.5 million and $0.8 million for the second quarter and first half of 2021, as compared to the same periods last year, were attributed to the Eleos and UTXL acquisitions. See Note 3 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$13,399	$22,372	$30,263	$47,747	(40.1%)		(36.6%)
% of total revenue	1.0%	2.1%	1.2%	2.2%	(110	bps)	(100	bps)
% of revenue, excluding trucking fuel surcharge	1.1%	2.2%	1.3%	2.4%	(110	bps)	(110	bps)
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.
Consolidated rental expense decreased by $9.0 million for the second quarter of 2021 and decreased by $17.5 million for the first half of 2021, as compared to the same periods last year. This was primarily due to an increase in our owned versus leased equipment.
We expect consolidated rental expense to continue to decrease both in total and as a percentage of consolidated revenue, excluding trucking fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in the remainder of 2021.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$304,157	$200,107	$562,387	$425,383	52.0%		32.2%
% of total revenue	23.1%	18.9%	22.2%	19.5%	420	bps	270	bps
% of revenue, excluding trucking fuel surcharge	25.1%	20.1%	24.0%	21.0%	500	bps	300	bps
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
Consolidated purchased transportation expense increased by $104.1 million for the second quarter of 2021 and increased by $137.0 million for the first half of 2021, as compared to the same periods last year. These increases were primarily due to payments made to third-party carriers, partially offset by a decrease in miles driven by independent contractors of 8.3% for the second quarter of 2021 and 10.7% the first half of 2021, as compared to the same periods last year.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.	YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020	YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Impairments	$—	$353	$—	$1,255	(100.0%)	(100.0%)
In 2020, we incurred impairment charges associated with revenue equipment held for sale and trailer tracking systems (within our Trucking and non-reportable segments).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.	YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020	YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$11,331	$20,778	$25,924	$43,794	(45.5%)	(40.8%)
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
•Comparison Between the Quarters Ended June 30, 2021 and 2020 — The decrease in net consolidated miscellaneous operating expenses was primarily due to a $13.4 million increase in gain on sales of equipment.
•Comparison Between Year-to-Date June 30, 2021 and 2020 — The decrease in net consolidated miscellaneous operating expenses was primarily due to a $20.9 million increase in gain on sales of equipment.
Consolidated Other Expenses, net

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2021 vs.	YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020	YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$3,307	$4,021	$6,793	$10,128	(17.8%)	(32.9%)
Other (income), net	(16,840)	(8,499)	(32,945)	(1,992)	98.1%	1,553.9%
Income tax expense	51,783	26,815	97,112	51,369	93.1%	89.0%
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. The quarter and year-to-date decreases in interest expense were primarily due to lower overall interest rates. We expect interest expense to increase during the second half of 2021 due to the inclusion of the 2021 Term Loan which was entered into subsequent to June 30, 2021.
Other (income), net — Other (income), net is primarily comprised of (gains) and losses from our various equity investments, including our TRP investments accounted for under the equity method, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
•Comparison Between the Quarters Ended June 30, 2021 and 2020 — The $8.3 million favorable change between the second quarter of 2021 and the second quarter of 2020 is primarily driven by unrealized gains recognized from our investment in Embark, partially offset by a reduction in unrealized gains recognized for other investments within our portfolio.
•Comparison Between Year-to-Date June 30, 2021 and 2020 — The $31.0 million favorable change between the first half of 2021 and the first half of 2020 is primarily due to the Embark gain discussed above and an increase in unrealized gains recognized for other investments within our portfolio.
Income tax expense — In addition to the discussion below, Note 7 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
•Comparison Between the Quarters Ended June 30, 2021 and 2020 — The $25.0 million increase in consolidated income tax expense was primarily due to an increase in income before income taxes resulting in an effective tax rate of 25.3% for the second quarter of 2021 and 25.0% for the second quarter of 2020.
•Comparison Between Year-to-Date June 30, 2021 and 2020 — The $45.7 million increase in consolidated income tax expense was primarily due to an increase in income before income taxes resulting in an effective tax rate of 25.5% for the first half of 2021 and 26.0% for the first half of 2020.

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
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2021	2020	2021	2020
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$152,804	$80,189	$282,594	$145,615
Adjusted for:
Income tax expense attributable to Knight-Swift	51,783	26,815	97,112	51,369
Income before income taxes attributable to Knight-Swift	204,587	107,004	379,706	196,984
Amortization of intangibles [1]	11,984	11,474	23,733	22,948
Impairments [2]	—	353	—	1,255
Legal accruals [3]	879	—	2,121	—
COVID-19 incremental costs [4]	—	9,966	—	12,259
Transaction fees [5]	659	—	659	—
Adjusted income before income taxes	218,109	128,797	406,219	233,446
Provision for income tax expense at effective rate	(55,111)	(32,299)	(103,788)	(60,743)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$162,998	$96,498	$302,431	$172,703

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2021	2020	2021	2020
GAAP: Earnings per diluted share	$0.92	$0.47	$1.69	$0.85
Adjusted for:
Income tax expense attributable to Knight-Swift	0.31	0.16	0.58	0.30
Income before income taxes attributable to Knight-Swift	1.23	0.63	2.28	1.15
Amortization of intangibles [1]	0.07	0.07	0.14	0.13
Impairments [2]	—	—	—	0.01
Legal accruals [3]	0.01	—	0.01	—
COVID-19 incremental costs [4]	—	0.06	—	0.07
Transaction fees [5]	—	—	—	—
Adjusted income before income taxes	1.31	0.75	2.44	1.37
Provision for income tax expense at effective rate	(0.33)	(0.19)	(0.62)	(0.36)
Non-GAAP: Adjusted EPS	$0.98	$0.57	$1.81	$1.01

1    "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger and other acquisitions. Refer to Note 3 in Part I, Item 1 of this Quarterly Report for additional details regarding our acquisition.
2    "Impairments" reflects the non-cash impairment of certain tractors (within the Trucking segment) and certain legacy trailers (within the non-reportable segments) as a result of a softer used equipment market during the second quarter of 2020, as well as impairment charges of trailer tracking equipment (within the Trucking segment) during the first quarter of 2020.
3    "Legal accruals" are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect costs related to certain class action lawsuits arising from employee and contract related matters.
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
5    "Transaction fees" represent certain acquisition related expenses associated with the UTXL and ACT acquisitions, consisting of legal and professional fees and are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2021	2020	2021	2020
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,315,701	$1,060,698	$2,538,715	$2,185,496
Total operating expenses	(1,124,586)	(958,531)	(2,185,341)	(1,981,210)
Operating income	$191,115	$102,167	$353,374	$204,286
Operating ratio	85.5%	90.4%	86.1%	90.7%

Non-GAAP Presentation
Total revenue	$1,315,701	$1,060,698	$2,538,715	$2,185,496
Trucking fuel surcharge	(102,829)	(63,101)	(192,738)	(160,804)
Revenue, excluding trucking fuel surcharge	1,212,872	997,597	2,345,977	2,024,692

Total operating expenses	1,124,586	958,531	2,185,341	1,981,210
Adjusted for:
Trucking fuel surcharge	(102,829)	(63,101)	(192,738)	(160,804)
Amortization of intangibles [1]	(11,984)	(11,474)	(23,733)	(22,948)
Impairments [2]	—	(353)	—	(1,255)
Legal accruals [3]	(879)	—	(2,121)	—
COVID-19 incremental costs [4]	—	(9,966)	—	(12,259)
Transaction fees [5]	(659)	—	(659)	—
Adjusted Operating Expenses	1,008,235	873,637	1,966,090	1,783,944
Adjusted Operating Income	$204,637	$123,960	$379,887	$240,748
Adjusted Operating Ratio	83.1%	87.6%	83.8%	88.1%
1    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 1.
2    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 2.
3    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 3.
4    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 4.
5    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 5.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Trucking Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2021	2020	2021	2020
GAAP Presentation	(Dollars in thousands)
Total revenue	$985,858	$879,369	$1,948,805	$1,798,430
Total operating expenses	(817,401)	(771,581)	(1,621,865)	(1,583,308)
Operating income	$168,457	$107,788	$326,940	$215,122
Operating ratio	82.9%	87.7%	83.2%	88.0%

Non-GAAP Presentation
Total revenue	$985,858	$879,369	$1,948,805	$1,798,430
Fuel surcharge	(102,829)	(63,101)	(192,738)	(160,804)
Intersegment transactions	(469)	(235)	(693)	(509)
Revenue, excluding fuel surcharge and intersegment transactions	882,560	816,033	1,755,374	1,637,117

Total operating expenses	817,401	771,581	1,621,865	1,583,308
Adjusted for:
Fuel surcharge	(102,829)	(63,101)	(192,738)	(160,804)
Intersegment transactions	(469)	(235)	(693)	(509)
Amortization of intangibles [1]	(324)	(324)	(648)	(648)
Impairments [2]	—	(153)	—	(1,055)
COVID-19 incremental costs [3]	—	(9,901)	—	(12,146)
Adjusted Operating Expenses	713,779	697,867	1,427,786	1,408,146
Adjusted Operating Income	$168,781	$118,166	$327,588	$228,971
Adjusted Operating Ratio	80.9%	85.5%	81.3%	86.0%
1    "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in historical Knight acquisitions.
2    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 2.
3    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 4.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Logistics Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2021	2020	2021	2020
GAAP Presentation	(Dollars in thousands)
Total revenue	$166,737	$70,104	$285,624	$149,302
Total operating expenses	(152,381)	(67,066)	(263,691)	(142,545)
Operating income	$14,356	$3,038	$21,933	$6,757
Operating ratio	91.4%	95.7%	92.3%	95.5%

Non-GAAP Presentation
Total revenue	$166,737	$70,104	$285,624	$149,302
Intersegment transactions	(4,570)	(3,038)	(7,735)	(5,479)
Revenue, excluding intersegment transactions	162,167	67,066	277,889	143,823

Total operating expenses	152,381	67,066	263,691	142,545
Adjusted for:
Intersegment transactions	(4,570)	(3,038)	(7,735)	(5,479)
Amortization of intangibles [1]	(97)	—	(97)	—
Adjusted Operating Expenses	147,714	64,028	255,859	137,066
Adjusted Operating Income	$14,453	$3,038	$22,030	$6,757
Adjusted Operating Ratio	91.1%	95.5%	92.1%	95.3%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the UTXL acquisition.
Intermodal Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2021	2020	2021	2020
GAAP Presentation	(Dollars in thousands)
Total revenue	$115,378	$82,820	$222,444	$177,551
Total operating expenses	(109,566)	(87,295)	(213,175)	(184,763)
Operating income (loss)	$5,812	$(4,475)	$9,269	$(7,212)
Operating ratio	95.0%	105.4%	95.8%	104.1%

Non-GAAP Presentation
Total revenue	$115,378	$82,820	$222,444	$177,551
Intersegment transactions	(84)	(121)	(179)	(230)
Revenue, excluding intersegment transactions	115,294	82,699	222,265	177,321

Total operating expenses	109,566	87,295	213,175	184,763
Adjusted for:
Intersegment transactions	(84)	(121)	(179)	(230)
COVID-19 incremental costs [1]	—	(65)	—	(113)
Adjusted Operating Expenses	109,482	87,109	212,996	184,420
Adjusted Operating Income (Loss)	$5,812	$(4,410)	$9,269	$(7,099)
Adjusted Operating Ratio	95.0%	105.3%	95.8%	104.0%
1See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 4.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	June 30, 2021
(In thousands)
Cash and cash equivalents, excluding restricted cash	$179,032
Availability under Revolver, due October 2022 [1]	708,408
Availability under 2021 RSA, due April 2024 [2]	55,719
Total unrestricted liquidity	$943,159
Cash and cash equivalents – restricted [3]	53,035
Restricted investments, held-to-maturity, amortized cost [3]	8,589
Total liquidity, including restricted cash and restricted investments	$1,004,783

1    As of June 30, 2021, we had $55.0 million in borrowings under our $800.0 million Revolver. We additionally had $36.6 million in outstanding letters of credit (discussed below), leaving $708.4 million available under the Revolver.
2    Based on eligible receivables at June 30, 2021, our borrowing base for the 2021 RSA was $400.0 million, while outstanding borrowings were $279.0 million. We additionally had $65.3 million in outstanding letters of credit (discussed below), leaving $55.7 million available under the 2021 RSA. Refer to Note 8 in Part I, Item 1 of this Quarterly Report for more information regarding the 2021 RSA.
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
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, fund replacement of our revenue equipment fleet, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. We expect that net capital expenditures from the aforementioned projects will be in the range of $500.0 – $550.0 million for the full-year 2021, including anticipated net cash capital expenditures of ACT. The range provided excludes cash outlays for potential acquisitions. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.
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
Principal and Interest Payments — As of June 30, 2021, we had debt, accounts receivable securitization, and finance lease obligations of $870.7 million, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances. Subsequent to June 30, 2021, we acquired ACT and borrowed $1.2 billion pursuant to the 2021 Term Loan to finance the transaction.
Letters of Credit — Pursuant to the terms of the 2017 Debt Agreement and the 2021 RSA, our lenders may issue standby letters of credit on our behalf. When we have letters of credit outstanding, the availability under the Revolver or 2021 RSA is reduced accordingly. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, common stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. As of June 30, 2021, the Company had $196.3 million remaining under the 2020 Knight-Swift Share Repurchase Plan. Additional details are discussed in Note 11 in Part I, Item 1 of this Quarterly Report.
Working Capital
We had a working capital surplus of $369.3 million as of June 30, 2021 and $83.7 million as of December 31, 2020.
Material Debt Agreements
As of June 30, 2021, we had $870.7 million in material debt obligations at the following carrying values:
•$299.2 million: 2017 Term Loan, due October 2022, net of $0.8 million in deferred loan costs
•$278.4 million: 2021 RSA outstanding borrowings, net of $0.6 million in deferred loan costs
•$238.1 million: Finance lease obligations
•$55.0 million: Revolver, due October 2022
As of December 31, 2020, we had $913.6 million in material debt obligations at the following carrying values:
•$298.9 million: 2017 Term Loan, due October 2022, net of $1.1 million in deferred loan costs
•$213.9 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.1 million in deferred loan costs
•$190.8 million: Finance lease obligations
•$210.0 million: Revolver, due October 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	Year-to-Date June 30,		Change
	2021	2020
	(In thousands)
Net cash provided by operating activities	$459,504	$383,360	$76,144
Net cash used in investing activities	(196,916)	(253,066)	56,150
Net cash used in financing activities	(227,798)	(173,771)	(54,027)
Net Cash Provided by Operating Activities
Comparison Between Year-to-Date June 30, 2021 and 2020 — The $76.1 million increase in net cash provided by operating activities was primarily due to a $149.1 million increase in operating income and a $4.7 million decrease in interest payments, partially offset by a $129.7 million increase in income tax payments. The remaining difference is attributed to various changes in working capital.
Net Cash Used in Investing Activities
Comparison Between Year-to-Date June 30, 2021 and 2020 — The $56.2 million decrease in net cash used in investing activities was primarily due to a $74.7 million decrease in net cash capital expenditures, partially offset by $25.0 million spent on our investment in Embark's convertible note.
Net Cash Used in Financing Activities
Comparison Between Year-to-Date June 30, 2021 and 2020 — Net cash used in financing activities increased by $54.0 million, primarily due to a $24.5 million increase in net repayments of our debt and finance lease obligations and a $19.0 million increase in repurchases of our common stock.

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
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2017 Debt Agreement and 2021 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 1.1% as of June 30, 2021) and fixed rate equipment lease financing. Assuming the level of borrowings as of June 30, 2021, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $6.3 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average of diesel price per gallon in the US increase to $3.21 for the second quarter of June 30, 2021 from an average of $2.44 in the second quarter of June 30, 2020. The weekly average of diesel price per gallon in the US increased to $3.06 for the year-to-date June 30, 2021 from an average of $2.67 in the year-to-date June 30, 2020. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information about our legal proceedings is included in Note 10 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended June 30, 2021, and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

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
Our acquisition of ACT presents certain additional risks to our business and operations.
On July 5, 2021, we acquired ACT, a leading LTL carrier that also offers dedicated contract carriage and ancillary services. The acquisition presents certain additional risks to our business and operations, including, among other things:
•prior to the acquisition of ACT, our management team had limited experience with LTL operations and therefore may be challenged in managing the LTL operations, particularly if there were a loss of the ACT management team;
•LTL operations are more capital intensive than truckload operations, including the need for additional terminals and types of equipment;
•LTL operations require more human capital than truckload operations, including the need for dock employees and maintenance technicians, both of which are difficult to recruit and retain given the tight labor market;
•potential adverse reactions or changes to business relationships resulting from the completion of the acquisition, including potential breakdown of alliances between ACT and its capacity providers that are needed to meet customer requirements; and
•increased workers' compensation incidence rates generally associated with LTL operations.
In addition to the risks regarding unionization set forth in our Form 10-K, the unionization of any of our employees, including within ACT’s LTL operations, could have a material adverse effect on our business, customer retention, financial condition, results of operations, and liquidity, and could cause significant disruption of, or inefficiencies in, our operations, because:
•restrictive work rules could hamper our ability to improve or sustain operating efficiency or could impair our service reputation and limit our ability to provide certain services;
•a strike or work stoppage could negatively impact our profitability and could damage customer and employee relationships;

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
•shippers may limit their use of unionized companies because of the threat of strikes and other work stoppages;
•unionization of any of our LTL operations could lead to pressure on our remaining LTL and truckload employees to unionize;
•collective agreements could result in material increases in wages and benefits; and
•an election and bargaining process could divert management’s time and attention from our overall objectives and impose significant expenses.
In addition, material differences in results as compared with those expected from the acquisition could arise due to those risks and uncertainties described in our Form 10-K Risk Factors, including, among other things, business disruption, operational problems, financial loss, technology and financial reporting and internal controls integration, legal liability to third parties and similar risks, any of which could have a material adverse effect on our business, customer retention, financial condition, results of operations, or liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs [1]
April 1, 2021 to April 30, 2021	—	$—	—	$196,338,538
May 1, 2021 to May 31, 2021	—	$—	—	$196,338,538
June 1, 2021 to June 30, 2021	—	$—	—	$196,338,538
Total	—	$—	—	$196,338,538

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

10.1
Fifth Amendment to Amended and Restated Receivables Purchase Agreement, by and among Swift Receivables Company II, LLC, Swift Transportation Services, LLC, the various Conduit Purchasers party thereto, the various Related Committed Purchasers party thereto, the various Purchase Agents party thereto, the various LC Participants party thereto, and PNC Bank, National Association, as administrator and LC Bank, dated April 23, 2021.
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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	August 4, 2021	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	August 4, 2021	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant