Form 10-Q
period 2021-09-30
Knight-Swift Transportation Holdings Inc.
filed 2021-11-03
CIK 1492691

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
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were 165,957,149 shares of the registrant's common stock outstanding as of October 27, 2021.

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

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight and Swift, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2017 Debt Agreement	The Company's unsecured credit agreement, entered into on September 29, 2017, as amended on October 2, 2020, consisting of the 2017 Revolver and 2017 Term Loan, which are defined below.
2017 Revolver	Revolving line of credit under the 2017 Debt Agreement
2017 Term Loan	The Company's term loan under the 2017 Debt Agreement
2018 RSA	Fourth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on July 11, 2018 by Swift Receivables Company II, LLC with unrelated financial entities.
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, consisting of the 2021 Revolver and 2021 Term Loans, which are defined below
2021 Prudential Notes	Third amended and restated note purchase and private shelf agreement, entered into on September 3, 2021 by ACT with unrelated financial entities
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, maturing on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2024
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2021 RSA	Fifth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on April 23, 2021 by Swift Receivables Company II, LLC with unrelated financial entities.
July 2021 Term Loan	The Company's term loan entered into on July 6, 2021
ACT	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
BSBY	Bloomberg Short-Term Bank Yield Index
COVID-19	Viral strain of a coronavirus which led the World Health Organization to declare a global pandemic in March 2020
DOE	United States Department of Energy
EPS	Earnings Per Share
Embark	Embark Trucks Inc. and its related entities
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
LIBOR	London InterBank Offered Rate
LTL	Less-than-truckload
Quarterly Report	Quarterly Report on Form 10-Q
QTD	Quarter-to-date
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
SPA	Stock Purchase Agreement
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries
TRP	Transportation Resource Partners
US	The United States of America
UTXL	UTXL Enterprises, Inc.
YTD	Year-to-date

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$269,694	$156,699
Cash and cash equivalents – restricted	68,019	39,328
Restricted investments, held-to-maturity, amortized cost	7,140	9,001
Trade receivables, net of allowance for doubtful accounts of $21,811 and $22,093, respectively	830,402	578,479
Contract balance – revenue in transit	22,950	14,560
Prepaid expenses	76,697	71,649
Assets held for sale	20,330	29,756
Income tax receivable	46,899	2,903
Other current assets	62,334	20,988
Total current assets	1,404,465	923,363
Gross property and equipment	4,933,669	4,223,348
Less: accumulated depreciation and amortization	(1,477,334)	(1,230,696)
Property and equipment, net	3,456,335	2,992,652
Operating lease right-of-use-assets	102,230	113,296
Goodwill	3,461,898	2,922,964
Intangible assets, net	1,793,924	1,389,245
Other long-term assets	136,130	126,482
Total assets	$10,354,982	$8,468,002
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$177,634	$101,001
Accrued payroll and purchased transportation	227,016	160,888
Accrued liabilities	134,002	88,894
Claims accruals – current portion	200,159	174,928
Finance lease liabilities and long-term debt – current portion	78,266	52,583
Operating lease liabilities – current portion	35,464	47,496
Accounts receivable securitization – current portion	—	213,918
Total current liabilities	852,541	839,708
Revolving line of credit	300,000	210,000
Long-term debt – less current portion	1,238,022	298,907
Finance lease liabilities – less current portion	208,556	138,243
Operating lease liabilities – less current portion	69,401	69,852
Accounts receivable securitization – less current portion	278,428	—
Claims accruals – less current portion	200,493	174,814
Deferred tax liabilities	856,926	815,941
Other long-term liabilities	45,175	48,497
Total liabilities	4,049,542	2,595,962
Commitments and contingencies (Notes 3, 10, 11, and 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 166,003 and 166,553 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	1,660	1,665
Additional paid-in capital	4,344,894	4,301,424
Accumulated other comprehensive loss	(878)	—
Retained earnings	1,946,984	1,566,759
Total Knight-Swift stockholders' equity	6,292,660	5,869,848
Noncontrolling interest	12,780	2,192
Total stockholders’ equity	6,305,440	5,872,040
Total liabilities and stockholders’ equity	$10,354,982	$8,468,002
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload fuel surcharge	$1,510,572	$1,137,313	$3,856,549	$3,162,005
Truckload fuel surcharge	131,873	73,093	324,611	233,897
Total revenue	1,642,445	1,210,406	4,181,160	3,395,902
Operating expenses:
Salaries, wages, and benefits	500,673	376,923	1,248,656	1,097,067
Fuel	146,422	104,703	390,713	312,939
Operations and maintenance	86,951	69,964	226,334	204,435
Insurance and claims	73,757	45,186	188,176	144,768
Operating taxes and licenses	27,475	21,475	71,240	64,527
Communications	6,612	5,069	16,284	14,845
Depreciation and amortization of property and equipment	138,570	115,664	382,091	340,486
Amortization of intangibles	15,719	11,473	39,452	34,421
Rental expense	12,002	19,700	42,265	67,447
Purchased transportation	352,061	245,102	914,448	670,485
Impairments	—	—	—	1,255
Miscellaneous operating expenses	12,116	29,686	38,040	73,480
Total operating expenses	1,372,358	1,044,945	3,557,699	3,026,155
Operating income	270,087	165,461	623,461	369,747
Other (expenses) income:
Interest income	245	326	809	1,595
Interest expense	(7,179)	(3,232)	(13,972)	(13,360)
Other income, net	4,072	7,484	37,017	9,476
Total other (expenses) income, net	(2,862)	4,578	23,854	(2,289)
Income before income taxes	267,225	170,039	647,315	367,458
Income tax expense	61,059	47,835	158,171	99,204
Net income	206,166	122,204	489,144	268,254
Net income attributable to noncontrolling interest	12	(146)	(372)	(581)
Net income attributable to Knight-Swift	206,178	122,058	488,772	267,673
Other comprehensive loss	(878)	—	(878)	—
Comprehensive income	$205,300	$122,058	$487,894	$267,673

Earnings per share:
Basic	$1.24	$0.72	$2.95	$1.57
Diluted	$1.23	$0.71	$2.93	$1.57

Dividends declared per share:	$0.10	$0.08	$0.28	$0.24

Weighted average shares outstanding:
Basic	165,966	170,205	165,823	170,257
Diluted	167,106	171,028	166,936	171,035
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$489,144	$268,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	421,543	374,907
Gain on sale of property and equipment	(47,700)	(6,468)
Impairments	—	1,255
Deferred income taxes	40,987	32,565
Non-cash lease expense	35,939	64,301
Non-cash adjustment to fair value of convertible note	(12,631)	—
Other adjustments to reconcile net income to net cash provided by operating activities	17,372	24,513
Increase (decrease) in cash resulting from changes in:
Trade receivables	(152,482)	(58,246)
Income tax receivable	(43,462)	8,668
Accounts payable	34,255	1,946
Accrued liabilities and claims accrual	57,157	(12,926)
Operating lease liabilities	(37,357)	(66,333)
Other assets and liabilities	14,759	22,583
Net cash provided by operating activities	817,524	655,019
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	8,380	9,400
Purchases of held-to-maturity investments	(6,683)	(12,644)
Proceeds from sale of property and equipment, including assets held for sale	192,454	102,550
Purchases of property and equipment	(388,518)	(378,694)
Expenditures on assets held for sale	(1,367)	(483)
Net cash, restricted cash, and equivalents invested in acquisitions	(1,342,042)	(46,811)
Investment in convertible note	(25,000)	—
Other cash flows from investing activities	14,019	(8,920)
Net cash used in investing activities	(1,548,757)	(335,602)
Cash flows from financing activities:
Repayment of finance leases and long-term debt	(374,539)	(61,321)
Proceeds from long-term debt	1,200,000	—
Borrowings (repayments) on revolving lines of credit, net	90,000	(109,000)
Borrowings under accounts receivable securitization	80,000	49,000
Repayment of accounts receivable securitization	(15,000)	(52,000)
Proceeds from common stock issued	7,624	11,632
Repurchases of the Company's common stock	(53,661)	(34,630)
Dividends paid	(46,935)	(41,297)
Other cash flows from financing activities	(14,180)	(5,522)
Net cash provided by (used in) financing activities	873,309	(243,138)
Net increase in cash, restricted cash, and equivalents	142,076	76,279
Cash, restricted cash, and equivalents at beginning of period	197,277	202,228
Cash, restricted cash, and equivalents at end of period	$339,353	$278,507

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Year-to-Date September 30,
	2021	2020
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,683	$12,921
Income taxes	160,281	35,233
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$9,278	$45,430
Financing provided to independent contractors for equipment sold	2,548	4,359
Transfers from property and equipment to assets held for sale	80,881	59,543
Noncontrolling interest associated with acquisition	10,281	—
Contingent consideration associated with acquisition	5,000	18,245
Value of common stock issued for acquisition	10,000	—
Right-of-use assets obtained in exchange for operating lease liabilities	20,261	1,871
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	4,613	12,356
Property and equipment obtained in exchange for finance lease liabilities	114,803	68,590
Property and equipment obtained in exchange for finance lease liabilities reclassified from operating lease liabilities	42,298	67,430

Reconciliation of Cash, Restricted Cash, and Equivalents:	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
	(In thousands)
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$269,694	$156,699	$240,236	$159,722
Cash and cash equivalents – restricted [1]	68,019	39,328	36,689	41,331
Other long-term assets [1]	1,640	1,250	1,582	1,175
Condensed Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$339,353	$197,277	$278,507	$202,228

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2020	166,553	$1,665	$4,301,424	$1,566,759	$—	$5,869,848	$2,192	$5,872,040
Common stock issued to employees	475	6	5,020			5,026		5,026
Common stock issued to the Board	12	—	575			575		575
Common stock issued with ACT acquisition	219	2	9,998			10,000		10,000
Common stock issued under ESPP	47	—	2,023			2,023		2,023
Company shares repurchased	(1,303)	(13)		(53,648)		(53,661)		(53,661)
Shares withheld – RSU settlement				(8,079)		(8,079)		(8,079)
Employee stock-based compensation expense			25,854			25,854		25,854
Cash dividends paid and dividends accrued ($0.28 per share)				(46,820)		(46,820)		(46,820)
Net income attributable to Knight-Swift				488,772		488,772		488,772
Other comprehensive loss					(878)	(878)		(878)
Investment in noncontrolling interest							10,281	10,281
Distribution to noncontrolling interest							(65)	(65)
Net income attributable to noncontrolling interest							372	372
Balances – September 30, 2021	166,003	$1,660	$4,344,894	$1,946,984	$(878)	$6,292,660	$12,780	$6,305,440

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2019	170,688	$1,707	$4,269,043	$1,395,465	$—	$5,666,215	$2,088	$5,668,303
Common stock issued to employees	609	6	9,474			9,480		9,480
Common stock issued to the Board	13	—	515			515		515
Common stock issued under ESPP	47	—	1,637			1,637		1,637
Company shares repurchased	(1,139)	(11)		(34,619)		(34,630)		(34,630)
Shares withheld – RSU settlement				(4,508)		(4,508)		(4,508)
Employee stock-based compensation expense			13,835			13,835		13,835
Cash dividends paid and dividends accrued ($0.24 per share)				(41,197)		(41,197)		(41,197)
Net income attributable to Knight-Swift				267,673		267,673		267,673
Distribution to noncontrolling interest							(441)	(441)
Net income attributable to noncontrolling interest							581	581
Balances – September 30, 2020	170,218	$1,702	$4,294,504	$1,582,814	$—	$5,879,020	$2,228	$5,881,248
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) — Continued

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – June 30, 2021	165,711	$1,657	$4,325,915	$1,757,689	$—	$6,085,261	$12,792	$6,098,053
Common stock issued to employees	57	1	1,629			1,630		1,630
Common stock issued with ACT acquisition	219	2	9,998			10,000		10,000
Common stock issued under ESPP	16	—	692			692		692
Shares withheld – RSU settlement				(132)		(132)		(132)
Employee stock-based compensation expense			6,660			6,660		6,660
Cash dividends paid and dividends accrued ($0.10 per share)				(16,751)		(16,751)		(16,751)
Net income attributable to Knight-Swift				206,178		206,178		206,178
Other comprehensive loss					(878)	(878)		(878)
Net income attributable to noncontrolling interest							(12)	(12)
Balances – September 30, 2021	166,003	$1,660	$4,344,894	$1,946,984	$(878)	$6,292,660	$12,780	$6,305,440

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – June 30, 2020	170,162	$1,701	$4,287,293	$1,474,466	$—	$5,763,460	$2,129	$5,765,589
Common stock issued to employees	42	1	1,165			1,166		1,166
Common stock issued under ESPP	14	—	574			574		574
Shares withheld – RSU settlement				(8)		(8)		(8)
Employee stock-based compensation expense			5,472			5,472		5,472
Cash dividends paid and dividends accrued ($0.08 per share)				(13,702)		(13,702)		(13,702)
Net income attributable to Knight-Swift				122,058		122,058		122,058
Distribution to noncontrolling interest							(47)	(47)
Net income attributable to noncontrolling interest							146	146
Balances – September 30, 2020	170,218	$1,702	$4,294,504	$1,582,814	$—	$5,879,020	$2,228	$5,881,248

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the year-to-date period ended September 30, 2021, the Company operated an average of 18,041 tractors (comprised of 16,166 company tractors and 1,875 independent contractor tractors) and 60,396 trailers within the Truckload segment. Additionally, the Company operated an average of 605 tractors and 10,843 containers in the Intermodal segment. As of September 30, 2021, the Company's four reportable segments were Truckload, Logistics, Intermodal, and LTL.
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
Note regarding comparability — The reported results do not include ACT's operating results prior to its acquisition by the Company on July 5, 2021 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's third quarter 2021 results and prior periods may not be meaningful.
Change in Accounting Estimate
In September 2021, the Company increased the useful life for a certain group of its trailers, given recent trends in the used trailer market. Management prospectively accounted for this as a change in accounting estimate. This increased "Depreciation and amortization of property and equipment" in the condensed consolidated statements of comprehensive income by approximately $0.6 million for the quarter and year-to-date periods ended September 30, 2021, which immaterially affected basic and diluted earnings per share.
Seasonality
In the truckload transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand, customers reducing shipments following the holiday season, and inclement weather. At the same time, operating expenses generally increase, and tractor productivity of the Company's Truckload fleet, independent contractors, and third-party carriers decreases during the winter months due to decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. These factors typically lead to lower operating profitability, as compared to other parts of the year. Additionally, beginning in the latter half of the third quarter and continuing into the fourth quarter, the Company typically experiences surges pertaining to holiday shopping trends toward delivery of gifts purchased over the Internet, as well as the length of the holiday season (consumer shopping days between Thanksgiving and Christmas). However, as the Company continues to diversify its business through expansion into the LTL industry, warehousing, and other activities, seasonal volatility is becoming more tempered. Additionally, macroeconomic trends and cyclical changes

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
in the trucking industry, including imbalances in supply and demand, can override the seasonality faced in the industry.
Impact of COVID-19
The Company continues to operate its business through the COVID-19 pandemic, including its variants, and has taken additional precautions to ensure the safety of its employees, customers, vendors, and the communities in which it operates.
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

Note 3 — Acquisitions
ACT
On July 5, 2021, the Company acquired 100% of Dothan, Alabama-based ACT. ACT is a leading LTL carrier that also offers dedicated contract carriage and ancillary services.
The total purchase price consideration of $1.31 billion included $1.30 billion in cash and $10.0 million in Knight-Swift shares issued to sellers at closing. Additionally, the Company assumed $36.5 million in debt, net of cash. Cash was funded from the July 2021 Term Loan, as well as existing Knight-Swift liquidity. ACT was an S corporation for tax purposes, and the transaction included an election under Internal Revenue Code Section 338(h)(10). Accordingly, the book and tax basis of the acquired assets and liabilities are the same as of the purchase date. The SPA contains customary representations, warranties, and covenants.
The Company's condensed consolidated financial statements for the quarter and year-to-date periods ended September 30, 2021 include ACT's operating results beginning July 5, 2021 (closing of the acquisition) through September 30, 2021. During the quarter and year-to-date periods ended September 30, 2021, the Company's consolidated operating results included ACT's total revenue of $191.9 million and net income of $13.4 million. ACT's net income, during the quarter and year-to-date periods ended September 30, 2021, included $3.5 million related to the amortization of intangible assets acquired in the ACT Acquisition.
The goodwill recognized represents expected synergies from combining the operations of ACT with the Company, including enhanced service offerings, as well as other intangible assets that did not meet the criteria for separate recognition. The goodwill is expected to be deductible for tax purposes.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Pro Forma Information — The following unaudited pro forma information combines the historical operations of the Company and ACT giving effect to the ACT Acquisition, and related transactions as if consummated on January 1, 2020, the beginning of the comparative period presented.

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)		(in thousands, except per share data)
Total revenue	$1,642,445	$1,388,490	$4,570,470	$3,911,986
Net income attributable to Knight-Swift	202,883	129,295	507,168	284,095
Earnings per share – diluted	1.21	0.76	3.04	1.66

The unaudited pro forma condensed combined financial information has been presented for comparative purposes only and includes certain adjustments such as recognition of assets acquired at estimated fair values and related depreciation and amortization, elimination of transaction costs incurred by Knight-Swift and ACT during the periods presented that were directly related to the ACT Acquisition, and related income tax effects of these items. As a result of the ACT Acquisition, the Company incurred certain acquisition-related expenses totaling $2.4 million and $2.7 million during the quarter and year-to-date periods ended September 30, 2021, respectively. These expenses were eliminated in the presentation of the unaudited pro forma "Net income attributable to Knight-Swift" presented above.
The unaudited pro forma condensed combined financial information does not purport to represent the actual results of operations that Knight-Swift and ACT would have achieved had the companies been combined during the periods presented in the unaudited pro forma condensed combined financial statements and is not intended to project the future results of operations that the combined company may achieve after the identified transactions. The unaudited pro forma condensed combined financial information does not reflect any cost savings that may be realized as a result of the ACT Acquisition and also does not reflect any restructuring or integration-related costs to achieve those potential cost savings.
UTXL
On June 1, 2021, pursuant to an SPA the Company, through a wholly owned subsidiary, acquired 100.0% of the equity interests of UTXL, a premier third-party logistics company which specializes in over-the-road full truckload and multi-stop loads.
The total purchase price consideration of $37.2 million, including cash on hand and net working capital adjustments, consisted of $32.2 million in cash to the sellers at closing, which was funded through cash-on-hand and borrowing on the 2017 Revolver on the transaction date. At closing $2.25 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations and remains subject to further adjustments.
The purchase price also included contingent consideration consisting of two additional annual payments of up to $2.5 million each (or $5.0 million in total), representing the maximum possible annual deferred payments to the sellers based on operating ratio and revenue growth targets for each of the twelve-month periods ending May 31, 2022 and May 31, 2023. As of September 30, 2021, $2.5 million is included in "Accrued liabilities" and $2.5 million is included in "Other long-term liabilities" in the Company's condensed consolidated balance sheets, depending on the expected payment dates.
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
Eleos
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Purchase Price Allocations
The purchase price allocations for the below acquisitions are preliminary and have been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, and among other things may be pending the completion of the valuation of acquired tangible assets, an independent valuation of certain acquired intangible assets, assessment of lease agreements, assessment of certain liabilities, the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed, and assessment of other tax related items as applicable. As the Company obtains more information, the preliminary purchase price allocations disclosed below are subject to change. Any future adjustments to the preliminary purchase price allocations, including changes within identifiable intangible assets or estimation uncertainty impacted by market conditions, may impact future net earnings. The purchase price allocation adjustments can be made through the end of the measurement periods, which is not to exceed one year from the respective acquisition dates.

	ACT	UTXL	Eleos
	July 5, 2021 Opening Balance Sheet as Reported at September 30, 2021	June 1, 2021 Opening Balance Sheet as Reported at September 30, 2021	February 1, 2021 Opening Balance Sheet as Reported at September 30, 2021

Fair value of the consideration transferred	$1,306,214	$37,230	$41,518

Cash and cash equivalents	17,477	8,206	2,237
Trade receivables	104,220	9,451	545
Prepaid expenses	15,803	—	47
Other current assets	3,537	—	—
Property and equipment	427,722	54	—
Operating lease right-of-use assets	4,053	—	560
Identifiable intangible assets [1]	406,160	22,121	15,850
Other noncurrent assets	1,739	—	—
Total assets	980,711	39,832	19,239

Accounts payable	(19,386)	(14,183)	(156)
Accrued payroll and payroll-related expenses	(33,411)	(247)	(605)
Accrued liabilities	(9,302)	(69)	(1,391)
Claims accruals – current and noncurrent portions	(40,958)	(418)	—
Operating lease liabilities – current and noncurrent portions	(4,052)	—	(560)
Long-term debt – current and noncurrent portions	(54,024)	—	—
Other long-term liabilities	(4,243)	—	(475)
Total liabilities	(165,376)	(14,917)	(3,187)

Noncontrolling interest	—	—	(10,281)
Total stockholders' equity	—	—	(10,281)

Goodwill	$490,879	$12,315	$35,747

1    Includes $278.8 million in customer relationships, $1.2 million in noncompete agreements, $10.0 million in internally developed software, and $154.1 million in trade names.

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
As of September 30, 2021 and December 31, 2020, the remaining estimated contingent consideration was $16.2 million representing the fair value of the remaining annual deferred payments for the year ending December 31, 2021 and the annualized six-month period ending June 30, 2022. As of September 30, 2021, the amounts are included in "Accrued liabilities" on the condensed consolidated balance sheets.

Note 4 — Investments
Restricted Investments, Held-to-Maturity
The following tables present the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments, held-to-maturity:

	September 30, 2021
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$7,140	$—	$(6)	$7,134
Restricted investments, held-to-maturity	$7,140	$—	$(6)	$7,134

	December 31, 2020
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$9,001	$2	$(8)	$8,995
Restricted investments, held-to-maturity	$9,001	$2	$(8)	$8,995

As of September 30, 2021, the contractual maturities of the restricted investments, held-to-maturity, were one year or less. There were thirteen securities and sixteen securities that were in an unrealized loss position for less than twelve months as of September 30, 2021 and December 31, 2020, respectively. The Company did not recognize any impairment losses related to its held-to-maturity investments during the quarter or year-to-date periods ended September 30, 2021 or 2020.
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
On June 22, 2021, Embark and Northern Genesis Acquisition Corp II (NYSE:"NGAB"), a publicly-traded special purpose acquisition company, entered into a definitive business combination agreement that would result in Embark becoming a publicly listed company. Completion of the transaction is expected to occur in the fourth quarter of 2021 and is subject to approval of NGAB stockholders and the satisfaction or waiver of certain other customary closing conditions. Based on the valuation of this public event, the Company estimated that the fair value of this investment

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
was $37.6 million and recognized a $12.6 million gain on the convertible note during the year-to-date period ended September 30, 2021. No gain was recognized during the quarter ended September 30, 2021.
Refer to Note 15 for additional information regarding fair value measurements of the Company's investments.

Note 5 — Assets Held for Sale
The Company expects to sell its assets held for sale, which primarily consist of revenue equipment, within the next twelve months. Revenue equipment held for sale totaled $16.7 million and $29.8 million as of September 30, 2021 and December 31, 2020, respectively. The Company had $3.6 million in land and facilities classified as held for sale as of September 30, 2021. No land and facilities were classified as held for sale as of December 31, 2020. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income, were:
•$22.1 million and $1.7 million for the quarter-to-date periods ended September 30, 2021 and 2020, respectively.
•$47.7 million and $6.5 million for the year-to-date periods ended September 30, 2021 and 2020, respectively.
The increase in net gains on disposals was primarily due to a stronger market for used revenue equipment during the quarter and year-to-date periods ended September 30, 2021, as compared to the same periods in 2020.
The Company did not recognize impairment losses related to assets held for sale during the quarters ended September 30, 2021 and 2020. The Company did not recognize impairment losses during the year-to-date period ended September 30, 2021, as compared to the same period of last year when the Company recognized impairment losses related to assets held for sale of $0.4 million.

Note 6 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In thousands)
Goodwill, balance at December 31, 2020	$2,922,964
Adjustments relating to deferred tax assets	(7)
Acquisitions [1]	538,941
Goodwill, balance at September 30, 2021	$3,461,898

1The goodwill associated with the ACT, UTXL and Eleos acquisitions referenced in Note 3 was allocated to the LTL, Logistics, and non-reportable segments, respectively, and is net of purchase price accounting adjustments.
The Company did not record any goodwill impairments during the quarter or year-to-date periods ended September 30, 2021 or 2020.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Other Intangible Assets
Other intangible asset balances were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Definite-lived intangible assets [1]
Gross carrying amount	$1,187,970	$894,597
Accumulated amortization	(185,304)	(145,852)
Definite-lived intangible assets, net	1,002,666	748,745
Indefinite-lived trade names:
Gross carrying amount	791,258	640,500
Intangible assets, net	$1,793,924	$1,389,245

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
As of September 30, 2021, management anticipates that the composition and amount of amortization associated with intangible assets will be $15.9 million for the remainder of 2021, $62.8 million in 2022, $62.2 million for each of the years 2023 and 2024, and $62.1 million in 2025. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Note 7 — Income Taxes
Effective Tax Rate — The quarter-to-date September 30, 2021 and September 30, 2020 effective tax rates were 22.8% and 28.1%, respectively. The year-to-date September 30, 2021 and September 30, 2020 effective tax rates were 24.4% and 27.0%, respectively.
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
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits were approximately $0.1 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by various state jurisdictions for tax years ranging from 2014 to 2019. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2015 remain subject to examination.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 8 — Accounts Receivable Securitization
On April 23, 2021, the Company entered into the 2021 RSA which further amended the 2018 RSA. The 2021 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the condensed consolidated balance sheets. As of September 30, 2021, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2021 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of September 30, 2021. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
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
3Only the rate for the 2018 RSA program fee is subject to the Company's consolidated total net leverage ratio.
4As identified within the 2021 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement for LIBOR.
Availability under the 2021 RSA and 2018 RSA is calculated as follows:

	2021 RSA	2018 RSA
	September 30, 2021	December 31, 2020
	(In thousands)
Borrowing base, based on eligible receivables	$400,000	$302,700
Less: outstanding borrowings [1]	(279,000)	(214,000)
Less: outstanding letters of credit, net	(65,300)	(67,281)
Availability under accounts receivable securitization facilities	$55,700	$21,419

1As of September 30, 2021, outstanding borrowings are included in "Accounts receivable securitization – less current portion" in the condensed consolidated balance sheets and are offset by $0.6 million of deferred loan costs. As of December 31, 2020, outstanding borrowings are included in "Accounts receivable securitization – current portion" in the condensed consolidated balance sheets and are offset by $0.1 million of deferred loan costs. Interest accrued on the aggregate principal balance at a rate of 0.9% and 1.0% as of September 30, 2021 and December 31, 2020, respectively.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Program fees and unused commitment fees are recorded in "Interest expense" in the condensed consolidated statements of comprehensive income. The Company incurred accounts receivable securitization program fees of $0.8 million and $0.7 million during the quarter-to-date September 30, 2021 and 2020 periods, respectively. The Company incurred accounts receivable securitization program fees of $2.3 million and $2.8 million during the year-to-date September 30, 2021 and 2020 periods, respectively.
Refer to Note 15 for information regarding the fair value of the 2021 RSA and 2018 RSA.

Note 9 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 8, the Company's long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
2021 Term Loan A-1, due December 3, 2022, net 1 2	$199,588	$—
2021 Term Loan A-2, due September 3, 2024, net 1 2	199,571	—
2021 Term Loan A-3, due September 3, 2026, net 1 2	798,264	—
2017 Term Loan, due October 2022, net 1 3	—	298,907
2021 Prudential Notes, net	47,760	—
Other	5,567	—
Total long-term debt, including current portion	1,250,750	298,907
Less: current portion of long-term debt	(12,728)	—
Long-term debt, less current portion	$1,238,022	$298,907

	September 30, 2021	December 31, 2020
	(In thousands)
Total long-term debt, including current portion	$1,250,750	$298,907
2021 Revolver, due September 3, 2026 1 4	300,000	—
2017 Revolver, due October 2022 1 5	—	210,000
Long-term debt, including revolving line of credit	$1,550,750	$508,907

1Refer to Note 15 for information regarding the fair value of debt.
2The carrying amounts of the 2021 Term Loan A-1, 2021 Term Loan A-2, and 2021 Term Loan A-3 are net of $0.4 million, $0.4 million, and $1.7 million in deferred loan costs as of September 30, 2021, respectively.
3Net of $1.1 million deferred loan costs at December 31, 2020.
4The Company also had outstanding letters of credit of $63.8 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities at September 30, 2021. Subsequent to September 30, 2021, we paid $95.0 million on the 2021 Revolver.
5The Company also had outstanding letters of credit of $29.3 million under the 2017 Revolver, primarily related to workers' compensation and self-insurance liabilities at December 31, 2020.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Credit Agreements
2021 Debt Agreement — On September 3, 2021, the Company entered into the $2.3 billion 2021 Debt Agreement (an unsecured credit facility), with a group of banks, replacing the 2017 Debt Agreement and the July 2021 Term Loan (described below). The following table presents the key terms of the 2021 Debt Agreement:

	2021 Term Loan A-1	2021 Term Loan A-2	2021 Term Loan A-3	2021 Revolver [2]
2021 Debt Agreement Terms	(Dollars in thousands)
Maximum borrowing capacity	$200,000	$200,000	$800,000	$1,100,000
Final maturity date	December 3, 2022	September 3, 2024	September 3, 2026	September 3, 2026
Interest rate minimum margin	BSBY	BSBY	BSBY	BSBY
Interest rate minimum margin [1]	0.75%	0.75%	0.88%	0.88%
Interest rate maximum margin [1]	1.38%	1.38%	1.50%	1.50%
Minimum principal payment — amount	$—	$—	$10,000	$—
Minimum principal payment — frequency	Once	Once	Quarterly	Once
Minimum principal payment — commencement date	December 3, 2022	September 3, 2024	September 30, 2024	September 3, 2026
1The interest rate margin for the 2021 Term Loans and 2021 Revolver is based on the Company's consolidated leverage ratio. As of September 30, 2021, interest accrued at 1.1% on the 2021 Term Loans and 1.2% on the 2021 Revolver.
2The commitment fee for the unused portion of the 2021 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of September 30, 2021, commitment fees on the unused portion of the 2021 Revolver accrued at 0.1% and outstanding letter of credit fees accrued at 1.1%.
Pursuant to the 2021 Debt Agreement, the 2021 Revolver and the 2021 Term Loans contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2021 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2021 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2021 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2021 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of September 30, 2021, the Company was in compliance with the covenants under the 2021 Debt Agreement.
Borrowings under the 2021 Debt Agreement, are made by Knight-Swift Transportation Holdings Inc., and are guaranteed by certain of the Company's domestic subsidiaries (other than its captive insurance subsidiaries, driving academy subsidiary, and bankruptcy-remote special purpose subsidiary).
July 2021 Term Loan — On July 6, 2021, Knight-Swift entered into a $1.2 billion term loan with Bank of America, N.A (the "July 2021 Term Loan"). The July 2021 Term Loan was incremental to, and was separate from, the 2017 Debt Agreement. The July 2021 Term Loan was fully funded on July 6, 2021 and there were no scheduled principal payments prior to its maturity in October 2022. The interest rate applicable to the July 2021 Term Loan was subject to a leverage-based grid and equaled the BSBY rate plus 1.000% at closing. The July 2021 Term Loan was paid off and terminated using the proceeds of the 2021 Term Loans, discussed above.
The July 2021 Term Loan contained similar terms to the 2017 Debt Agreement, including the financial covenants, usual and customary events of default for a facility of this nature, and certain usual and customary restrictions and covenants.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
ACT Credit Agreement
Prudential Notes — Through the acquisition of ACT, the Company assumed the Second Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Capital Group ("2014 Prudential Notes"). On September 3, 2021, ACT entered into the 2021 Prudential Notes, replacing the 2014 Prudential Notes. The 2021 Prudential Notes have interest rates ranging from 4.05% to 4.40% and various maturity dates ranging from October 2023 through January 2028.
The 2021 Prudential Notes allow ACT to borrow up to $125 million, less amounts then currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2021 Debt Agreement. As of September 30, 2021, ACT had $77.1 million available under the agreement.
See Note 15 for fair value disclosures regarding the Company's debt instruments.

Note 10 — Defined Benefit Pension Plan
Through the ACT Acquisition, the Company assumed a defined benefit pension plan covering ACT's drivers, drivers' helpers, warehousemen, warehousemen's helpers, mechanics, and mechanics' helpers. The plan provides normal retirement benefits based on years of credited service and applicable benefit units as defined by the plan. Provision is also made for early and defined retirements.
The pension plan was amended such that benefit accrual and plan participation for the plan were effectively frozen as of January 1, 1997, resulting in a curtailment on that date. The net pension liability recognized is as follows:

September 30, 2021
(In thousands)
Projected benefit obligation	$71,263
Less: fair value of plan assets	69,400
Unfunded status	1,863
Accrued pension liability recognized [1]	$1,863

1The pension liability is included in "Other long-term liabilities" in the condensed consolidated balance sheets.
"Other comprehensive loss" in the condensed consolidated statements of comprehensive income included a $0.9 million loss from pension plan adjustments during the third quarter of 2021. The provisions of the plan do not require compensation levels to be considered in determining the plan’s benefit obligation. As such, the accumulated benefit obligation and projected benefit obligation are the same.
Other information concerning the defined benefit pension plan is summarized below:

Quarter-to-Date September 30,
2021
(In thousands)
Net periodic pension income	$596
Benefits paid	771

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Assumptions
A weighted-average discount rate of 2.53% was used to determine benefit obligations as of September 30, 2021.
The following weighted-average assumptions were used to determine net periodic pension cost:

Quarter-to-Date September 30,
2021
Discount rate	2.49%
Expected long-term rate of return on pension plan assets	6.00%

ACT's assumptions for the expected long-term rate of return on pension plan assets are based on a periodic review of the plan’s asset allocation over a long-term period. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. The expected long-term rate of return on pension plan assets was selected from within the reasonable range of rates determined by (1) historical real returns, net of inflation, for the asset classes covered by the investment policy and (2) projections of inflation over the long-term period during which benefits are payable to plan participants.
The defined benefit pension plan weighted-average asset allocations, by asset category, are as follows:

September 30, 2021
Asset category:
Equity securities	30%
Debt securities	69%
Cash and cash equivalents	1%
Total	100%

Pension plan assets
The target allocation by asset category, is as follows:

September 30, 2021
Asset category:
Equity securities	30%
Debt securities	70%
Total	100%

The investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefit payments. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation percentages (shown above) by major asset categories. The objectives of the target allocation percentages are to maintain investment portfolios that diversify risk through prudent asset allocation parameters and achieve asset returns that meet or exceed the plan’s actuarial assumptions.
Refer to Note 15 for additional information regarding fair value measurements of the Company's investments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Cash flows
ACT did not contribute to the pension plan in the quarter-to-date period ended September 30, 2021. ACT is not expecting to recognize any net loss in net other comprehensive losses during the remainder of 2021 or 2022.
The following benefit payments are expected to be paid in each of the fiscal years as follows:

September 30, 2021
(In thousands)
Remainder of 2021	$874
2022	3,593
2023	3,707
2024	3,851
2025	3,953
2026	4,040
2027 through 2030	16,453
Total	$36,471

Note 11 — Commitments
Purchase Commitments
As of September 30, 2021, the Company had outstanding commitments to purchase revenue equipment of $256.7 million in the remainder of 2021 ($166.8 million of which were tractor commitments), $65.9 million in 2022 ($7.5 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of operating leases, finance leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of September 30, 2021, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $39.0 million in the remainder of 2021, $4.9 million in the two-year period 2022 through 2023, $0.8 million in the two-year period 2024 through 2025, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
As of September 30, 2021, the Company had outstanding commitments for fuel purchases of $3.6 million in the remainder of 2021, and none thereafter.
TRP Commitments
Since 2003, Knight has entered into partnership agreements with entities that make privately-negotiated equity investments. In these agreements, Knight committed to invest in return for an ownership percentage. During the first quarter of 2021, Knight increased its commitment to invest in TRP Capital Partners V, LP by $10.0 million to $30.0 million, with $20.5 million outstanding as of September 30, 2021. There were no other material changes related to the previously disclosed TRP commitments during the quarter ended September 30, 2021.
Embark Commitment
On June 23, 2021, the Company entered into a stock subscription agreement with Embark to purchase $25.0 million of Embark's common stock, with $25.0 million outstanding as of September 30, 2021.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $18.4 million, relating to the Company's outstanding legal proceedings as of September 30, 2021.
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
Recent Developments and Current Status
In July 2019, a jury issued an adverse verdict in this lawsuit. The court issued a decision granting in part and denying in part certain motions related to the jury’s verdict. Both parties have appealed the court’s decision. On August 6, 2021 a three-judge panel of the 8th Circuit Court of Appeals issued an opinion reversing the trial court’s decision. On October 4, 2021 the 8th Circuit Court of Appeals denied a petition for rehearing. The likelihood that a loss has been incurred is no longer probable, and the accrual for this lawsuit has accordingly been reversed as of September 30, 2021.
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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. In January 2020, the court granted final approval of the settlement. Two objectors appealed the court’s decision granting final approval of the settlement. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of September 30, 2021.

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
Recent Developments and Current Status
In January 2020, the court granted final approval of the settlement in this matter. In March 2020, the Company paid the settlement amount approved by the court. As of September 30, 2021, the Company has accrued for anticipated costs associated with finalizing this matter.
1    Individually and on behalf of all others similarly situated.
Other Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, experience damage, mechanical failures and cargo issues as an incidental part of its normal ordinary course of operations. From time to time, these matters result in the discharge of diesel fuel, motor oil or other hazardous materials into the environment. Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges. As of September 30, 2021, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $0.4 million in the aggregate for all current and prior year claims.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Self Insurance
Swift and Knight
•Automobile Liability, General Liability, and Excess Liability — Effective November 1, 2020, the Company has $100.0 million in excess auto liability ("AL") coverage. Effective November 1, 2019, the Company had $130.0 million in excess AL coverage. For prior years, Swift and Knight separately maintained varying excess AL and general liability limits. During prior policy periods, Swift AL claims were subject to a $10.0 million self-insured retention ("SIR") per occurrence and Knight AL claims were subject to a $1.0 million to $3.0 million SIR per occurrence.  Additionally, Knight carried a $2.5 million aggregate deductible for any loss or losses within the $5.0 million excess of $5.0 million layer of coverage. Effective March 1, 2020, Knight and Swift retain the same $10.0 million SIR per occurrence.
•Cargo Damage and Loss — The Company is insured against cargo damage and loss with liability limits of $2.0 million per truck or trailer with a $10.0 million limit per occurrence.
•Workers' Compensation and Employers' Liability — The Company is self-insured for workers' compensation coverage. Swift maintains statutory coverage limits, subject to a $5.0 million SIR for each accident or disease. Effective March 1, 2019, Knight maintains statutory coverage limits, subject to a $2.0 million SIR for each accident or disease.
•Medical — Knight maintains primary and excess coverage for employee medical expenses, with a $0.4 million SIR per claimant. Effective January 1, 2020, Swift provides primary and excess coverage for employee medical expenses, with an SIR of $0.5 million per claimant to all employees.
ACT — ACT maintains SIRs for claims on cargo losses, employee health and welfare, bodily injury and property, general liability and workers’ compensation. Losses under the employee health and welfare, BIPD, and workers’ compensation programs are typically limited on a per claim and aggregate basis through stop-loss and excess insurance policies. Risk retention amounts per occurrence are as follows:
•Workers' compensation - $1.0 million
•Bodily injury and property damage - $2.0 million (ACT maintains a $5.0 million annual corridor deductible subject to a $10.0 million three-year policy term aggregate cap.)
•Employee medical - $1.0 million

Note 13 — Share Repurchase Plans
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
The following table presents the Company's repurchases of its common stock under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		Quarter-to-Date September 30, 2021		Year-to-Date September 30, 2021
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
		(shares and dollars in thousands)
November 24, 2020 [1]	$250,000	—	$—	1,303	$53,661
		Quarter-to-Date September 30, 2020		Year-to-Date September 30, 2020
May 30, 2019	$250,000	—	$—	1,139	$34,630

1$196.3 million and $250.0 million remained available under the 2020 Knight-Swift Share Repurchase Plan as of September 30, 2021 and December 31, 2020, respectively.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Weighted Average Shares Outstanding
Earnings per share, basic and diluted, as presented in the condensed consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2021	2020	2021	2020
	(In thousands)
Basic weighted average common shares outstanding	165,966	170,205	165,823	170,257
Dilutive effect of equity awards	1,140	823	1,113	778
Diluted weighted average common shares outstanding	167,106	171,028	166,936	171,035
Anti-dilutive shares excluded from diluted earnings per share [1]	23	8	165	187
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Note 15 — Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of September 30, 2021 and December 31, 2020, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
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
Pension Plan Assets — The estimated fair value of ACT's pension plan assets are based on quoted prices in active markets that are readily and regularly obtainable.
Debt Instruments and Leases — For notes payable under the 2017 Revolver, the 2017 Term Loan, the 2021 Revolver and the 2021 Term Loans, fair value approximates the carrying value due to the variable interest rate. The carrying values of the 2021 RSA and 2018 RSA approximate fair value, as the underlying receivables are short-term in nature and only eligible receivables (such as those with high credit ratings) are qualified to secure the borrowed amounts. For finance and operating lease liabilities, the carrying value approximates the fair value, as the Company's finance and operating lease liabilities are structured to amortize in a manner similar to the depreciation of the underlying assets.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		September 30, 2021		December 31, 2020
	Condensed Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Restricted investments, held-to-maturity [1]	Restricted investments, held-to-maturity, amortized cost	$7,140	$7,134	$9,001	$8,995
Equity method investments	Other long-term assets	82,883	82,883	77,562	77,562
Investments in equity securities	Other long-term assets	21,063	21,063	18,675	18,675
Convertible note	Other current assets	37,631	37,631	—	—

Financial Liabilities:
2017 Term Loan, due October 2022 [2]	Long-term debt – less current portion	$—	$—	$298,907	$300,000
2021 Term Loan A-1, due December 2022 [3]	Long-term debt – less current portion	199,588	200,000	—	—
2021 Term Loan A-2, due September, 2024 [3]	Long-term debt – less current portion	199,571	200,000	—	—
2021 Term Loan A-3, due September 2026 [3]	Long-term debt – less current portion	798,264	800,000	—	—
2018 RSA, due July 2021 [4]	Accounts receivable securitization – current portion	—	—	213,918	214,000
2021 RSA, due April 2024 [5]	Accounts receivable securitization – less current portion	278,428	279,000	—	—
2017 Revolver, due October 2022	Revolving line of credit	—	—	210,000	210,000
2021 Revolver, due September 2026	Revolving line of credit	300,000	300,000	—	—
2021 Prudential Notes [6]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	47,760	50,321	—	—
Contingent consideration, acquisitions	Accrued liabilities, Other long-term liabilities	21,200	21,200	16,200	16,200

1Refer to Note 4 for the differences between the carrying amounts and estimated fair values of the Company's restricted investments, held-to-maturity.
2The carrying amount of the 2017 Term Loan is net of $1.1 million in deferred loan costs as of December 31, 2020.
3The carrying amounts of the 2021 Term Loan A-1, 2021 Term Loan A-2, and 2021 Term Loan A-3 are net of $0.4 million, $0.4 million, and $1.7 million in deferred loan costs as of September 30, 2021, respectively.
4The carrying amount of the 2018 RSA is net of $0.1 million in deferred loan costs as of December 31, 2020.
5The carrying amount of the 2021 RSA is net of $0.6 million in deferred loan costs as of September 30, 2021.
6The carrying amount of the 2021 Prudential Notes is net of $0.1 million in deferred loan costs and $2.4 million in fair value adjustments as of September 30, 2021.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of assets measured on a recurring basis as of September 30, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Unrealized Gain Position
	(In thousands)
As of September 30, 2021
Convertible note [1]	$37,631	$—	$—	$37,631	$12,631
Investments in equity securities [2]	$21,063	$21,063	$—	$—	$11,135

As of December 31, 2020
Investments in equity securities [3]	$18,675	$18,675	$—	$—	$3,553

1The Company recognized $12.6 million of unrealized gains on the convertible note for the year-to-date period ended September 30, 2021, which is included within "Other income, net" within the condensed consolidated statement of comprehensive income. The fair value of the note was determined using a discounted cash flow analysis based on the probability of exit event options and exit event dates.
2Fair value activity from the investments in equity securities is recorded in "Other income, net" within the condensed consolidated statement of comprehensive income.
•During the quarter ended September 30, 2021, the Company recognized $4.0 million in gains on these investments in equity securities, consisting of $3.0 million in unrealized gains and $1.0 million in realized gains.
•During the year-to-date period ended September 30, 2021, the Company recognized $12.8 million in gains on these investments in equity securities, consisting of $7.6 million in unrealized gains and $5.2 million in realized gains.
3Fair value activity from the investments in equity securities is recorded in "Other income, net" within the condensed consolidated statement of comprehensive income.
•During the quarter ended September 30, 2020, the Company recognized $4.4 million in unrealized gains on these investments in equity securities.
•During the year-to-date period ended September 30, 2020, the Company recognized $6.9 million in unrealized gains on these investments in equity securities.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of September 30, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of September 30, 2021
Contingent consideration associated with acquisitions [1]	$21,200	$—	$—	$21,200	$—
As of December 31, 2020
Contingent consideration associated with acquisition [2]	$16,200	$—	$—	$16,200	$(6,730)

1The Company did not recognize any gains (losses) during the quarter or year-to-date periods ended September 30, 2021 related to the revaluation of these liabilities. Refer to Note 3 for information regarding the components of these liabilities.
2During the fourth quarter of 2020, the Company increased the estimated fair value of the remaining contingent consideration representing the final two annual payments, resulting in a $6.7 million fair value adjustment of the deferred earnout, which was recorded in “Miscellaneous operating expenses” in the consolidated statement of comprehensive income. The Company did not recognize any losses during the quarter and year-to-date periods ended September 30, 2020.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Nonrecurring Fair Value Measurements (Assets) — As of September 30, 2021, the Company had no major categories of assets estimated at fair value that were measured on a nonrecurring basis.
The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of December 31, 2020:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of December 31, 2020
Equipment [1]	5,851	—	5,851	—	(5,335)

1    Reflects the non-cash impairment of certain alternative fuel technology (within the non-reportable segments) and certain revenue equipment held for sale (within the Truckload segment). The Company did not recognize any impairments during the quarter ended September 30, 2020. The Company recognized $1.3 million of impairments during the year-to-date period ended September 30, 2020.
Nonrecurring Fair Value Measurements (Liabilities) — As of September 30, 2021 and December 31, 2020, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.
Fair Value of Pension Plan Assets — The following table sets forth by level the fair value hierarchy of ACT's pension plan financial assets accounted for at fair value on a recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. ACT's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels.

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of September 30, 2021
US equity funds	$14,810	$14,810	$—	$—
International equity funds	6,184	6,184	—	—
Fixed income funds	47,583	47,583	—	—
Cash and cash equivalents	823	823	—	—
Total pension plan assets	$69,400	$69,400	$—	$—

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 16 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	Quarter-to-Date September 30,				Year-to-Date September 30,
	2021		2020		2021		2020
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Freight Services:
Central Freight Lines [1]	$—	$—	$1	$—	$—	$—	$7,837	$—
SME Industries [1]	—	—	28	—	—	—	56	—
Total	$—	$—	$29	$—	$—	$—	$7,893	$—
Facility and Equipment Leases:
Central Freight Lines [1]	$—	$—	$25	$92	$—	$—	$48	$277
Other Affiliates [1]	—	69	2	37	—	214	11	146
Total	$—	$69	$27	$129	$—	$214	$59	$423
Other Services:
Central Freight Lines [1]	$—	$—	$412	$—	$—	$—	$427	$—
DPF Mobile [1]	—	—	—	2	—	—	—	33
Other Affiliates [1]	8	9	13	—	21	27	32	—
Total	$8	$9	$425	$2	$21	$27	$459	$33

1    Entities affiliated with former Board member Jerry Moyes include Central Freight Lines, SME Industries, and DPF Mobile. "Other affiliates" includes entities that are associated with various board members and executives and require approval by the Board prior to completing transactions. Transactions with these entities generally include freight services, facility and equipment leases, equipment sales, and other services.
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
During the quarter ended September 30, 2020, the ownership percentage of Jerry Moyes and related affiliates fell below the threshold requiring related party disclosure. The amounts included in this Note 16 pertain to transactions that occurred prior to the date that the ownership percentage changed.
Receivables and payables pertaining to related party transactions were:

	September 30, 2021		December 31, 2020
	Receivable	Payable	Receivable	Payable
	(In thousands)
Central Freight Lines	$—	$—	$133	$—
DPF Mobile	—	—	—	41
Other Affiliates	6	44	2	10
Total	$6	$44	$135	$51

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 17 — Information by Segment and Geography
Segment Information
The Company has four reportable segments: Truckload, Logistics, Intermodal, and LTL, as well as the non-reportable segments, discussed below. Based on how economic factors affect the nature, amount, timing, and uncertainty of revenue or cash flows, the Company disaggregates revenues by reportable segment for the purposes of applying ASC Topic 606, Revenue from Contracts with Customers.
The Company's twenty-three operating segments are structured around the types of transportation service offerings provided to our customers, as well as the equipment utilized. In addition, the operating segments may be further distinguished by the Company’s respective brands. The Company aggregated these various operating segments into the four reportable segments discussed below based on similarities with both their qualitative and economic characteristics.
Truckload
The Truckload reportable segment is comprised of nine truckload operating segments that provide similar transportation services to the Company's customers utilizing similar transportation equipment over both irregular (one-way movement) and/or dedicated routes. The Truckload reportable segment consists of irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border operations.
Logistics
The Logistics reportable segment is comprised of six logistics operating segments that provide similar transportation services to the Company's customers and primarily consist of brokerage and other freight management services utilizing third-party transportation providers and their equipment.
Intermodal
The Intermodal reportable segment is comprised of two intermodal operating segments that provide similar transportation services to the Company's customers. These transportation services include arranging the movement of customers' freight through third-party intermodal rail services on the Company’s trailing equipment (trailers on flat cars and rail containers), as well as drayage services to transport loads between the railheads and customer locations.
LTL
The LTL reportable segment is comprised of one operating segment and provides our customers with regional LTL transportation services through a network of over 70 service centers in the Company's geographical footprint. The Company's LTL service also includes national coverage to customers by utilizing partner carriers for areas outside of the Company's direct network.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The following tables present the Company's financial information by segment:

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2021	2020	2021	2020
Revenue:	(In thousands)
Truckload	$1,041,332	$975,881	$2,990,137	$2,774,311
Logistics	226,338	99,018	511,962	248,320
Intermodal	112,801	98,859	335,245	276,410
LTL	191,906	—	191,906	—
Subtotal	$1,572,377	$1,173,758	$4,029,250	$3,299,041
Non-reportable segments	89,393	56,610	206,857	148,141
Intersegment eliminations	(19,325)	(19,962)	(54,947)	(51,280)
Total revenue	$1,642,445	$1,210,406	$4,181,160	$3,395,902

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2021	2020	2021	2020
Operating income (loss):	(In thousands)
Truckload	$206,543	$168,781	$533,483	$383,903
Logistics	27,128	2,478	49,061	9,235
Intermodal	9,544	250	18,813	(6,962)
LTL	17,469	$—	17,469	$—
Subtotal	$260,684	$171,509	$618,826	$386,176
Non-reportable segments	9,403	(6,048)	4,635	(16,429)
Operating income	$270,087	$165,461	$623,461	$369,747

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2021	2020	2021	2020
Depreciation and amortization of property and equipment:	(In thousands)
Truckload	$107,229	$97,867	$314,320	$288,970
Logistics	355	214	852	628
Intermodal	3,942	3,564	11,700	10,658
LTL	11,950	$—	11,950	$—
Subtotal	$123,476	$101,645	$338,822	$300,256
Non-reportable segments	15,094	14,019	43,269	40,230
Depreciation and amortization of property and equipment	$138,570	$115,664	$382,091	$340,486

Geographical Information
In the aggregate, total revenue from the Company's international operations was less than 5.0% of consolidated total revenue for the quarter and year-to-date periods ended September 30, 2021 and 2020. Additionally, long-lived assets on the Company's international subsidiary balance sheets were less than 5.0% of consolidated total assets as of September 30, 2021 and December 31, 2020.

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
•the ability, desire, and effects of expanding our logistics, brokerage, and intermodal operations,
•future equipment prices, our equipment purchasing or leasing plans (including containers in our Intermodal segment), and our equipment turnover (including expected tractor trade-ins),
•our ability to sublease equipment to independent contractors,
•the impact of pending legal proceedings,
•the expected freight environment, including freight demand and volumes,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, and US Gross Domestic Product ("GDP") changes,
•future pricing terms from vendors and suppliers,
•expected liquidity and methods for achieving sufficient liquidity,
•future fuel prices and the expected impact of fuel efficiency initiatives,
•future expenses and cost structure and our ability to control costs,
•future operating profitability and margin,
•future third-party service provider relationships and availability,
•future contracted pay rates with independent contractors and compensation arrangements with driving associates,
•our expected need or desire to incur indebtedness and ability to comply with debt covenants,

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
•future depreciation and amortization,
•expected tractor and trailer fleet age,
•future investment in and deployment of new or updated technology,
•political conditions and regulations, including trade regulation, quotas, duties, or tariffs, and any future changes to the foregoing,
•future insurance claims, coverage, coverage limits, premiums, and retention limits,
•future purchased transportation expense, and
•others.
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "potential," "objective," "mission," "continue," "outlook," "feel," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A "Risk Factors" of this Quarterly Report, Part II, Item 1A "Risk Factors" in our Quarterly Report for the quarter-ended June 30, 2021, Part I, Item 1A "Risk Factors" in our 2020 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Executive Summary
Company Overview
Knight-Swift Transportation Holdings Inc. is one of the largest and most diversified freight transportation companies, operating the largest full truckload fleet in North America and is headquartered in Phoenix, Arizona. The Company provides multiple truckload transportation, intermodal, and logistics services using a nationwide network of business units and terminals in the US and Mexico to serve customers throughout North America. In addition to its full truckload and LTL services, Knight-Swift also contracts with third-party capacity providers to provide a broad range of shipping solutions to its customers while creating quality driving jobs for our driving associates and successful business opportunities for independent contractors. Our four reportable segments are Truckload, Logistics, Intermodal, and LTL. Additionally, we have various non-reportable segments. Refer to Note 17 in Part I, Item 1 of this Quarterly Report for descriptions of our segments.
Our objective is to operate our business with industry-leading margins and growth while providing safe, high-quality, cost-effective solutions for our customers.
ACT Acquisition — On July 5, 2021, we acquired 100% of ACT. Further details regarding this acquisition are included in Note 3 in Part I, Item 1 of this Quarterly Report.
Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base. We primarily generate revenue by transporting freight for our customers through our Truckload segment.
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
•Our LTL service provides our customers regional LTL transportation service through our network of over 70 service centers in our geographical footprint. Our LTL service also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our non-reportable segments include Iron Truck Services, (which offers support services provided to our customers and independent contractors including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, warehousing, and certain driving academy activities, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and various acquisitions).
•In addition to the revenues earned from our customers for the trucking and non-trucking services discussed above, we also earn fuel surcharge revenue from our customers through our fuel surcharge program, which serves to recover a majority of our fuel costs. This applies only to loaded miles and typically does not offset non-paid empty miles, idle time, and out-of-route miles driven. Fuel surcharge programs involve a computation based on the change in national or regional fuel prices. These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Truckload and LTL segments.

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
Operating Statistics — We measure our consolidated and segment results through certain operating statistics, which are discussed under "Results of Operations — Segment Review — Operating Statistics," below. Our results are affected by various economic, industry, operational, regulatory, and other factors, which are set forth in Part II, Item 1A "Risk Factors" of this Quarterly Report, Part II, Item 1A "Risk Factors" of our Quarterly Report for the quarter-ended June 30, 2021, Part I, Item 1A "Risk Factors" in our 2020 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
Consolidated Key Financial Highlights and Operating Metrics

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2021	2020	2021	2020
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,642,445	$1,210,406	$4,181,160	$3,395,902
Revenue, excluding truckload fuel surcharge	$1,510,572	$1,137,313	$3,856,549	$3,162,005
Net income attributable to Knight-Swift	$206,178	$122,058	$488,772	$267,673
Earnings per diluted share	$1.23	$0.71	$2.93	$1.57
Operating ratio	83.6%	86.3%	85.1%	89.1%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$217,080	$134,618	$519,511	$307,321
Adjusted EPS [1]	$1.30	$0.79	$3.11	$1.80
Adjusted Operating Ratio [1]	81.3%	83.9%	82.8%	86.6%

Revenue equipment:
Average tractors (Truckload segment only) [2]	17,867	18,464	18,041	18,439
Average trailers [3]	60,361	58,310	60,396	57,716
Average containers	10,842	10,852	10,843	10,522
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
2    The average age of our company-owned tractor fleet was 2.4 years and 2.1 years as of September 30, 2021 and 2020, respectively.
3    The average age of our trailer fleet was 8.3 years and 7.7 years as of September 30, 2021 and 2020, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Company Performance
Trends and Outlook — Each reportable segment grew revenue while improving margins, leading to consolidated revenue, excluding truckload fuel surcharge, growth of 22.0%, and an improvement of 68.6% in consolidated operating income to $623.5 million in the year-to-date period ended September 30, 2021, as compared to the same period last year. Net Income Attributable to Knight-Swift increased by 82.6% to $488.8 million.
•Truckload — 82.2% operating ratio for the year-to-date period ended September 30, 2021. The Adjusted Operating Ratio was 80.1% for the year-to-date period ended September 30, 2021, a 420 basis point improvement as compared to this time last year.
•Logistics — 90.4% operating ratio for the year-to-date period ended September 30, 2021. The Adjusted Operating Ratio was 90.1% for the year-to-date period ended September 30, 2021, a 610 basis point improvement as compared to this time last year, supported by a 108.0% increase in Logistics revenue, excluding intersegment transactions, as load counts grew by 39.6%, while revenue per load increased 48.9%.
•Intermodal — The operating ratio and Adjusted Operating Ratio were 94.4% for the year-to-date period ended September 30, 2021, an 810 basis point improvement as compared to this time last year. The improvement was supported by 21.3% year-over-year revenue growth.
•LTL — 87.5% Adjusted Operating Ratio, which represents the results of ACT. On an annualized basis, the LTL segment represents approximately 12% of revenue within the four reportable segments.
The national unemployment rate was 4.8%1 as of September 30, 2021. The US gross domestic product, which is the broadest measure of goods and services produced across the economy, increased by 2.0%2 on a year-over-year basis, per preliminary third-party forecasts. The deceleration, compared to previous periods of 2021, was driven by a slowdown in consumer spending. Early estimates of the third quarter 2021 US employment cost index indicate a year-over-year increase of 3.7%1 and a sequential increase of 1.3%1.
From a freight market perspective, we are encouraged by the continued strength in freight demand; however, demand may be difficult to predict for the rest of 2021. The 2021 market outlook includes the following:
•in addition to expecting unprecedented demand in the fourth quarter of 2021, we anticipate similar strength for truckload services throughout 2022,
•capacity expansion continues to be limited as new tractor and trailer builds are constrained by parts availability, and labor shortages,
•sourcing and retaining drivers will remain challenging and lead to additional driver wage inflation, and
•inflationary pressure on equipment, maintenance, labor and other cost items.
The above factors should continue to support a favorable rate environment, likely resulting in double digit contract rate increases. In addition to the above, we are seeing strong demand for power-only opportunities and strength in the used equipment market.
We anticipate that depreciation and amortization expense will increase and rental expense will correspondingly decrease, as a percentage of revenue excluding truckload fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment in 2021. With significant tightening in the insurance markets, we may also experience changes in premiums, retention limits, and excess coverage limits in the remainder of 2021. While fuel expense is generally offset by fuel surcharge revenue, our fuel expense, net of fuel surcharge revenue may increase in the future.
We expect that our acquisition of ACT will have a significant impact on future financial results, including an overall increase in operating revenues and expenses.
We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants.
________
1Source: bls.gov
2Source: bea.gov

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: The reported results do not include ACT's operating results prior to its acquisition by the Company on July 5, 2021, in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company’s quarter and year-to-date September 30, 2021 results and prior periods may not be meaningful.
Comparison Between the Quarters Ended September 30, 2021 and 2020 — The $84.1 million increase in net income attributable to Knight-Swift to $206.2 million during the third quarter of 2021 from $122.1 million during the same period last year includes the following:
•Contributor — $37.8 million increase in operating income within our Truckload segment, driven by a 3.4% increase in revenue, excluding fuel surcharge and intersegment transactions.
•Contributor — $24.7 million increase in operating income within our Logistics segment. Revenue, excluding intersegment transactions, increased by 130.0%, as load volumes grew by 60.7% while revenue per load increased by 43.1%.
•Contributor — $9.3 million improvement in operating income within our Intermodal segment. Revenue per load increased 25.9%, as rail congestion and allocations reduced load counts by 9.3%.
•Contributor — $17.5 million of operating income from our LTL segment in the third quarter of 2021.
•Offset — $3.4 million reduction in "Other income, net," primarily driven by lower gains recognized within our portfolio of investments, as well as a third quarter 2021 write-off of deferred debt issuance costs from replacing the 2017 Debt Agreement and July 2021 Term Loan with the 2021 Debt Agreement.
•Offset — $13.2 million increase in consolidated income tax expense was primarily due to an increase in income before income taxes, which was partially offset by favorable discrete items associated with the ACT acquisition and other discrete items. During the third quarter of 2020, we recognized discrete items relating to negative impacts from certain tax-related items within our Mexico operations. All of these factors resulted in an effective tax rate of 22.8% for the third quarter of 2021 and 28.1% for the third quarter of 2020.
Comparison Between the Year-to-Date September 30, 2021 and 2020 — The $221.1 million increase in net income attributable to Knight-Swift to $488.8 million during the year-to-date September 30, 2021 period from $267.7 million during the same period last year includes the following:
•Contributor — $149.6 million increase in operating income within our Truckload segment, driven by a 5.9% increase in revenue, excluding fuel surcharge and intersegment transactions.
•Contributor — $39.8 million improvement in operating income within our Logistics segment. Revenue, excluding intersegment transactions, increased by 108.0%, as load volumes grew by 39.6% and revenue per load increased by 48.9%.
•Contributor — $25.8 million improvement in operating income (loss) within our Intermodal segment. Revenue per load increased 17.1% and load counts increased 3.6%.
•Contributor — $17.5 million of operating income from our LTL segment.
•Contributor — $27.5 million improvement in "Other income, net," primarily due to unrealized gains recognized from our investment in Embark and an increase in unrealized gains recognized from other investments within our portfolio.
•Offset — $59.0 million increase in consolidated income tax expense, primarily due to an increase in income before income taxes resulting in an effective tax rate of 24.4% for year-to-date September 30, 2021 and 27.0% for year-to-date September 30, 2020.
See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.
Liquidity and Capital — During year-to-date September 30, 2021, we generated $817.5 million in operating cash flows, reduced our operating lease liabilities by $37.4 million, paid down our finance lease liabilities by $73.8 million, used $196.1 million for capital expenditures (net of disposal proceeds), spent $1.3 billion on three acquisitions, and returned $53.7 million in share repurchases and $46.9 million in dividends to our stockholders.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

We ended the quarter with $269.7 million in unrestricted cash and cash equivalents, $300.0 million outstanding on the 2021 Revolver, $1.2 billion face value outstanding on the 2021 Term Loans, and $6.3 billion of stockholders' equity.
We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants.
See discussion under "Liquidity and Capital Resources" for additional information.

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, Logistics, Intermodal and LTL, as well as certain non-reportable segments. Refer to Note 17 to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report for descriptions of the operations of these reportable segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2021	2020	2021	2020
Revenue:	(In thousands)
Truckload	$1,041,332	$975,881	$2,990,137	$2,774,311
Logistics	226,338	99,018	511,962	248,320
Intermodal	112,801	98,859	335,245	276,410
LTL	191,906	—	191,906	—
Subtotal	$1,572,377	$1,173,758	$4,029,250	$3,299,041
Non-reportable segments	89,393	56,610	206,857	148,141
Intersegment eliminations	(19,325)	(19,962)	(54,947)	(51,280)
Total revenue	$1,642,445	$1,210,406	$4,181,160	$3,395,902

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2021	2020	2021	2020
Operating income (loss):	(In thousands)
Truckload	$206,543	$168,781	$533,483	$383,903
Logistics	27,128	2,478	49,061	9,235
Intermodal	9,544	250	18,813	(6,962)
LTL	17,469	—	17,469	—
Subtotal	$260,684	$171,509	$618,826	$386,176
Non-reportable segments	9,403	(6,048)	4,635	(16,429)
Operating income	$270,087	$165,461	$623,461	$369,747

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

Operating Statistic	Relevant Segment(s)	Description
Average Revenue per Tractor	Truckload	Measures productivity and represents revenue (excluding fuel surcharge and intersegment transactions) divided by average tractor count
Total Miles per Tractor	Truckload	Total miles (including loaded and empty miles) a tractor travels on average
Average Length of Haul	Truckload, LTL	Average miles traveled with loaded trailer cargo per order/shipment
Non-paid Empty Miles Percentage	Truckload	Percentage of miles without trailer cargo
Shipments per Day	LTL	Average number of shipments completed each business day
Weight per Shipment	LTL	Total weight (in pounds) divided by total shipments
Revenue per shipment	LTL	Total revenue divided by total shipments
Revenue xFSR per shipment	LTL	Total revenue, excluding fuel surcharge, divided by total shipments
Revenue per hundredweight	LTL	Measures yield and is calculates as total revenue divided by total weight (in pounds) times 100
Revenue xFSR per hundredweight	LTL	Total revenue, excluding fuel surcharge, divided by total weight (in pounds) times 100
Average Tractors	Truckload, Intermodal, LTL	Average tractors in operation during the period including company tractors and tractors provided by independent contractors
Average Trailers	Truckload	Average trailers in operation during the period
Average Revenue per Load	Logistics, Intermodal	Total revenue (excluding intersegment transactions) divided by load count
Gross Margin Percentage	Logistics	Logistics gross margin (revenue, excluding intersegment transactions, less purchased transportation expense, excluding intersegment transactions) as a percentage of logistics revenue, excluding intersegment transactions
Average Containers	Intermodal	Average containers in operation during the period
GAAP Operating Ratio	Truckload, Logistics, Intermodal, LTL	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Calculated as operating expenses as a percentage of total revenue, or the inverse of operating margin.
Non-GAAP Adjusted Operating Ratio	Truckload, Logistics, Intermodal, LTL	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Consolidated and segment Adjusted Operating Ratios are reconciled to their corresponding GAAP operating ratios under "Non-GAAP Financial Measures," below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Truckload Segment
We generate revenue in the Truckload segment primarily through irregular route, dedicated, refrigerated, flatbed, expedited, and cross-border service offerings with 12,937 irregular route tractors and 4,930 dedicated route tractors in use during the quarter-to-date period ended September 30, 2021. Generally, we are paid a predetermined rate per mile or per load for our truckload services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Truckload segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
The most significant expenses in the Truckload segment are primarily variable and include fuel and fuel taxes, driving associate-related expenses (such as wages, benefits, training, and recruitment), and costs associated with independent contractors primarily included in "Purchased transportation" in the condensed consolidated statements of comprehensive income. Maintenance expense (which includes costs for replacement tires for our revenue equipment) and insurance and claims expenses have both fixed and variable components. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. The main fixed costs in the Truckload segment are depreciation and rent expenses from leasing and acquiring revenue equipment and terminals, as well as compensating our non-driver employees.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$1,041,332	$975,881	$2,990,137	$2,774,311	6.7%		7.8%
Revenue, excluding fuel surcharge and intersegment transactions	$933,205	$902,592	$2,688,579	$2,539,709	3.4%		5.9%
GAAP: Operating income	$206,543	$168,781	$533,483	$383,903	22.4%		39.0%
Non-GAAP: Adjusted Operating Income [1]	$206,866	$169,105	$534,454	$398,076	22.3%		34.3%
Average revenue per tractor [2]	$52,231	$48,884	$149,026	$137,736	6.8%		8.2%
GAAP: Operating ratio [2]	80.2%	82.7%	82.2%	86.2%	(250	bps)	(400	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	77.8%	81.3%	80.1%	84.3%	(350	bps)	(420	bps)
Non-paid empty miles percentage [2]	13.5%	12.6%	13.1%	13.1%	90	bps	—	bps
Average length of haul (miles) [2]	398	436	407	427	(8.7%)		(4.7%)
Total miles per tractor [2]	20,233	23,422	62,083	68,729	(13.6%)		(9.7%)
Average tractors 2 3	17,867	18,464	18,041	18,439	(3.2%)		(2.2%)
Average trailers [2]	60,361	58,310	60,396	57,716	3.5%		4.6%
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 16,048 and 16,391 average company-owned tractors for the third quarter of 2021 and 2020, respectively.
Includes 16,166 and 16,347 average company-owned tractors for the year-to-date periods ended September 30, 2021 and 2020, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2021 and 2020 — The Adjusted Operating Ratio improved by 350 basis points to 77.8%, leading to a 22.3% improvement in Adjusted Operating Income. Year-over-year revenue, excluding fuel surcharge and intersegment transactions, grew by 3.4%. A 24.9% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, partially offset by a 13.6% decrease in miles per tractor, contributed to a 6.8% increase in average revenue per tractor. Shipping demand remains strong throughout all markets. We have experienced more opportunities in shorter length of haul lanes, which have resulted in higher revenue per mile but fewer miles per tractor. These opportunities ultimately contributed to higher revenue per tractor and improved margins.
Comparison Between Year-to-Date September 30, 2021 and 2020 — The Adjusted Operating Ratio improved by 420 basis points to 80.1%, leading to a 34.3% improvement in Adjusted Operating Income. Year-over-year revenue, excluding fuel surcharge and intersegment transactions, grew by 5.9%. A 19.8% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, partially offset by a 9.7% decrease in miles per tractor, contributed to an 8.2% increase in average revenue per tractor.
Logistics Segment
The Logistics segment is less asset-intensive than the Truckload and LTL segments and is dependent upon capable non-driver employees, modern and effective information technology, and third-party capacity providers. Logistics revenue is generated by its brokerage operations. We generate additional revenue by offering specialized logistics solutions (including, but not limited to, trailing equipment, origin management, surge volume, disaster relief, special projects, and other logistic needs). Logistics revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through third-party capacity providers, and our ability to secure third-party capacity providers to transport customer freight.
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

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$226,338	$99,018	$511,962	$248,320	128.6%		106.2%
Revenue, excluding intersegment transactions	$221,374	$96,237	$499,263	$240,060	130.0%		108.0%
GAAP: Operating income	$27,128	$2,478	$49,061	$9,235	994.8%		431.3%
Non-GAAP: Adjusted Operating Income [1]	$27,462	$2,478	$49,492	$9,235	1,008.2%		435.9%
Revenue per load [2]	$2,513	$1,756	$2,261	$1,518	43.1%		48.9%
Gross margin percentage [2]	18.1%	11.0%	16.5%	13.5%	710	bps	300	bps
GAAP: Operating ratio [2]	88.0%	97.5%	90.4%	96.3%	(950	bps)	(590	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	87.6%	97.4%	90.1%	96.2%	(980	bps)	(610	bps)
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2021 and 2020 — Demand for our logistics service offering continued to grow throughout the quarter, as we continue to leverage our fleet of over 60,000 trailers in our Power-only service offering. Logistics revenue, excluding intersegment transactions increased 130.0% as we grew load count by 60.7%, while increasing revenue per load by 43.1%. The Adjusted Operating Ratio improved to 87.6%, resulting in a 1,008.2% increase in Adjusted Operating Income. Brokerage gross margin was 18.1% in the third quarter of 2021, compared to 11.0% in the third quarter of 2020.
Within our Power-only service offering, revenue grew by 333.9% as a result of an 84.1% increase in load volumes. Our Power-only service offering represented approximately 35% of brokerage load volumes during the third quarter of 2021. Through our Select platform, we digitally matched more than 4,500 carriers with available capacity to available loads during the third quarter of 2021.
Comparison Between Year-to-Date September 30, 2021 and 2020 — Logistics revenue, excluding intersegment transactions increased 108.0% as we grew load count by 39.6%, while increasing revenue per load by 48.9%. The Adjusted Operating Ratio improved to 90.1%, resulting in a 435.9% increase in Adjusted Operating Income. Brokerage gross margin was 16.5% for year-to-date September 30, 2021, compared to 13.5% for the same period last year.
Within our Power-only service offering, revenue grew by 308.1% as a result of a 90.2% increase in load volumes. Our Power-only service offering represented approximately 30% of brokerage load volumes for year-to-date September 30, 2021.

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

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$112,801	$98,859	$335,245	$276,410	14.1%		21.3%
Revenue, excluding intersegment transactions	$112,754	$98,808	$335,019	$276,129	14.1%		21.3%
GAAP: Operating income (loss)	$9,544	$250	$18,813	$(6,962)	3,717.6%		370.2%
Non-GAAP: Adjusted Operating Income (Loss) [1]	$9,544	$250	$18,813	$(6,849)	3,717.6%		374.7%
Average revenue per load [2]	$2,902	$2,305	$2,682	$2,291	25.9%		17.1%
GAAP: Operating ratio [2]	91.5%	99.7%	94.4%	102.5%	(820	bps)	(810	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	91.5%	99.7%	94.4%	102.5%	(820	bps)	(810	bps)
Load count	38,856	42,862	124,897	120,520	(9.3%)		3.6%
Average tractors 2 3	609	548	605	573	11.1%		5.6%
Average containers [2]	10,842	10,852	10,843	10,522	(0.1%)		3.1%
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 554 and 494 company-owned tractors for the third quarter of 2021 and 2020, respectively.
Includes 550 and 513 company-owned tractors for the year-to-date September 30, 2021 and 2020, respectively.
Comparison Between the Quarters Ended September 30, 2021 and 2020 — Revenue grew by 14.1% while the Adjusted Operating Ratio improved from 99.7% to 91.5%, resulting in a $9.3 million increase in operating income. Continued rail congestion and rail allocations resulted in a reduction in load count, but contributed to a 25.9% increase in revenue per load. Intermodal is exhibiting strong momentum, and we expect operational improvements in cost structure and network design as we transition to a new western rail partner in the coming quarters. To position Intermodal for continued growth, we plan to add approximately 1,000 containers over the next two quarters.
Comparison Between Year-to-Date September 30, 2021 and 2020 — Revenue grew by 21.3% while the Adjusted Operating Ratio improved from 102.5% to 94.4%, resulting in a $25.8 million increase in operating income. Continued rail congestion and rail allocations resulted in a reduction in load count, but contributed to a 17.1% increase in revenue per load.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment
Our LTL segment is a regional motor carrier headquartered in Dothan, Alabama. We provide regional direct service and serve our customers' national transportation needs by utilizing key partner carriers for coverage areas outside of our network. We primarily generate revenue by transporting freight for our customers through our core LTL services.
Our revenues are impacted by shipment volume and tonnage levels that flow through our network. Additional revenues are generated through fuel surcharges and accessorial services provided during transit from shipment origin to destination. We focus on the following multiple revenue generation factors when reviewing revenue yield: revenue per hundredweight, revenue per shipment, weight per shipment, and length of haul. Fluctuation within each of these metrics is analyzed when determining the revenue quality of our customers' shipment density.
Our most significant expense is related to direct costs associated with the transportation of our freight moves including; direct salary, wage and benefit costs, fuel expense, and depreciation expense associated with revenue equipment costs. Other expenses associated with revenue generation that can fluctuate and impact operating results are insurance and claims expense as well as maintenance costs of our revenue equipment. These expenses can be influenced by multiple factors including our safety performance, equipment age, and other factors. A key component to lowering our operating costs is labor efficiency within our network. We continue to focus on technological advances to improve the customer experience and reduce our operating costs.

Quarter and Year-to-Date September 30, 2021
(Dollars in thousands, except per tractor data)
Total revenue	$191,906
Revenue, excluding fuel surcharge	$167,900
GAAP: Operating income	$17,469
Non-GAAP: Adjusted Operating Income [1]	$20,967
GAAP: Operating ratio [2]	90.9%
Non-GAAP: Adjusted Operating Ratio 1 2	87.5%
Shipments per day [2]	16,430
Weight per shipment [2]	1,111
Average length of haul (miles) [2]	515
Revenue per shipment [2]	$157.55
Revenue xFSR per shipment [2]	$138.27
Revenue per hundredweight [2]	$14.18
Revenue xFSR per hundredweight [2]	$12.44
Average tractors [2]	1,999
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
Our LTL segment, which operates across approximately 70 facilities with a door count of over 3,400, generated $167.9 million in revenue, excluding fuel surcharge and an 87.5% Adjusted Operating Ratio during the third quarter of 2021. During the quarter, our LTL segment earned revenue per hundredweight of $12.44 and revenue per shipment, excluding fuel surcharge of $138.27.
We are pleased with the results of ACT and we are encouraged with the synergy opportunities the teams have identified and expect to improve the cost structure as well as capitalize on network and revenue opportunities. We feel confident we are on pace to achieve our goal of an 85% Adjusted Operating Ratio in the coming years.

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

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.	YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020	YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Total revenue	$89,393	$56,610	$206,857	$148,141	57.9%	39.6%
Operating income (loss)	$9,403	$(6,048)	$4,635	$(16,429)	255.5%	128.2%
Quarter-to-date and year-to-date revenue growth and improved profitability within the non-reportable segments is related to revenue and margin improvement in our warehousing activities, expanded services to third-party carriers, (including Iron Truck Services), and increased demand for our equipment leasing services.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Consolidated Operating and Other Expenses
Consolidated Operating Expenses
The following tables present certain operating expenses from our condensed consolidated statements of comprehensive income, including each operating expense as a percentage of total revenue and as a percentage of revenue, excluding truckload fuel surcharge. Truckload fuel surcharge revenue can be volatile and is primarily dependent upon the cost of fuel, rather than operating expenses unrelated to fuel. Therefore, we believe that revenue, excluding truckload fuel surcharge is a better measure for analyzing many of our expenses and operating metrics.
Note: The reported results do not include ACT's operating results prior to its acquisition by the Company on July 5, 2021, in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company’s quarter and year-to-date September 30, 2021 results and prior periods may not be meaningful.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$500,673	$376,923	$1,248,656	$1,097,067	32.8%		13.8%
% of total revenue	30.5%	31.1%	29.9%	32.3%	(60	bps)	(240	bps)
% of revenue, excluding truckload fuel surcharge	33.1%	33.1%	32.4%	34.7%	—	bps	(230	bps)
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
•Comparison Between the Quarters Ended September 30, 2021 and 2020 — Consolidated salaries, wages, and benefits increased by $123.8 million for the third quarter of 2021, as compared to the third quarter of 2020. This increase includes $107.6 million from the results of ACT. The remaining increase pertained to driving associate pay rates and non-driver salaries and wages, partially offset by a 10.9% decrease in miles driven by company driving associates, excluding ACT.
•Comparison Between Year-to-Date September 30, 2021 and 2020 — Consolidated salaries, wages, and benefits increased by $151.6 million for the year-to-date period ended September 30, 2021, as compared to the same period last year. This increase includes $107.6 million from the results of ACT. The remaining increase pertained to driving associate pay rates and non-driver salaries and wages, partially offset by a 15.7% decrease in miles driven by company driving associates, excluding ACT.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Fuel	$146,422	$104,703	$390,713	$312,939	39.8%		24.9%
% of total revenue	8.9%	8.7%	9.3%	9.2%	20	bps	10	bps
% of revenue, excluding truckload fuel surcharge	9.7%	9.2%	10.1%	9.9%	50	bps	20	bps
Fuel expense consists primarily of diesel fuel expense for our company-owned tractors and fuel taxes. The primary factors affecting our fuel expense are the cost of diesel fuel, the fuel economy of our equipment, and the miles driven by company driving associates.
Our fuel surcharge programs help to offset increases in fuel prices, but apply only to loaded miles and typically do not offset non-paid empty miles, idle time, or out-of-route miles driven. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices. These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Truckload segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue. Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs. We continue to utilize our fuel efficiency initiatives such as trailer blades, idle-control, management of tractor speeds, fleet updates for more fuel-efficient engines, management of fuel procurement, and driving associate training programs that we believe contribute to controlling our fuel expense.
•Comparison Between the Quarters Ended September 30, 2021 and 2020 — The $41.7 million increase in consolidated fuel expense for the third quarter, includes $15.2 million of fuel expense from ACT's results. The remaining increase is attributable to higher average DOE fuel prices when compared to the same period last year. Average DOE fuel prices were $3.36 per gallon for the third quarter of 2021 and $2.43 per gallon for the third quarter of 2020. This was partially offset by the decrease in total miles driven by company driving associates discussed above.
•Comparison Between Year-to-Date September 30, 2021 and 2020 — The $77.8 million increase in consolidated fuel expense for the year-to-date period ended September 30, 2021, includes $15.2 million of fuel expense from ACT's results. The remaining increase is attributable to higher average DOE fuel prices when compared to the same period last year. Average DOE fuel prices were $3.16 per gallon for year-to-date September 30, 2021 and $2.59 per gallon for year-to-date September 30, 2020. This was partially offset by the decrease in total miles driven by company driving associates discussed above.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$86,951	$69,964	$226,334	$204,435	24.3%		10.7%
% of total revenue	5.3%	5.8%	5.4%	6.0%	(50	bps)	(60	bps)
% of revenue, excluding truckload fuel surcharge	5.8%	6.2%	5.9%	6.5%	(40	bps)	(60	bps)

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Operations and maintenance expense consists of direct operating expenses, such as driving associate hiring and recruiting expenses, equipment maintenance, and tire expense. Operations and maintenance expenses are primarily affected by the age of our company-owned fleet of tractors and trailers and the miles driven. We expect the driver market to remain competitive throughout 2021 and into 2022, which could increase future driving associate development and recruiting costs and negatively affect our operations and maintenance expense. We expect to continue refreshing our tractor and trailer fleet in the coming quarters to maintain or improve the average age of our equipment.
•Comparison Between the Quarters Ended September 30, 2021 and 2020 — The increase of $17.0 million for the third quarter of 2021 includes $9.3 million in operations and maintenance expense from ACT's results. The remaining increase was attributed to higher driving associate hiring expenses and increased chassis expense. This was partially offset by a decrease in miles driven by company driving associates discussed above.
•Comparison Between Year-to-Date September 30, 2021 and 2020 — The increase of $21.9 million for the year-to-date period ended September 30, 2021, as compared to the same period last year, includes $9.3 million in operations and maintenance expense from ACT's results. The remaining increase is attributed to higher driving associate hiring expenses and increased chassis expense. This was partially offset by a decrease in miles driven by company driving associates discussed above.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$73,757	$45,186	$188,176	$144,768	63.2%		30.0%
% of total revenue	4.5%	3.7%	4.5%	4.3%	80	bps	20	bps
% of revenue, excluding truckload fuel surcharge	4.9%	4.0%	4.9%	4.6%	90	bps	30	bps
Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, as well as our level of self-insurance, and premium expense. In recent years, insurance carriers have raised premiums for many businesses, including transportation companies, and as a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention limits or reduce excess coverage limits when our policies are renewed or replaced. In 2021, we expanded our insurance offerings to third-party carriers, earning additional premium revenues, which were partially offset by increased insurance reserves. Insurance and claims expense also varies based on the number of miles driven by company driving associates and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in large, prior-year claims. In future periods, our higher self-insured retention limits or lower excess coverage limits may cause increased volatility in our consolidated insurance and claims expense.
•Comparison Between the Quarters Ended September 30, 2021 and 2020 — Consolidated insurance and claims expense increased by $28.6 million for the third quarter of 2021, as compared to the third quarter of 2020. This increase includes $7.7 million of insurance and claims expense from ACT's results. The remaining increase was primarily due to insurance reserves incurred through our third-party carrier insurance program.
•Comparison Between Year-to-Date September 30, 2021 and 2020 — Consolidated insurance and claims expense increased by $43.4 million for the year-to-date period ended September 30, 2021, as compared to the same period last year. This increase includes $7.7 million of insurance and claims expense from ACT's results. The remaining increase was primarily due to insurance reserves incurred through our third-party carrier insurance program.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$27,475	$21,475	$71,240	$64,527	27.9%		10.4%
% of total revenue	1.7%	1.8%	1.7%	1.9%	(10	bps)	(20	bps)
% of revenue, excluding truckload fuel surcharge	1.8%	1.9%	1.8%	2.0%	(10	bps)	(20	bps)
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
The quarter over quarter increase of $6.0 million and year-to-date increase of $6.7 million are primarily composed of $6.3 million of operating taxes and licenses expense from ACT's results.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Communications	$6,612	$5,069	$16,284	$14,845	30.4%		9.7%
% of total revenue	0.4%	0.4%	0.4%	0.4%	—	bps	—	bps
% of revenue, excluding truckload fuel surcharge	0.4%	0.4%	0.4%	0.5%	—	bps	(10	bps)
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
The quarter over quarter increase of $1.5 million and year-to-date increase of $1.4 million are primarily composed of $1.0 million of communications expense from ACT's results.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$138,570	$115,664	$382,091	$340,486	19.8%		12.2%
% of total revenue	8.4%	9.6%	9.1%	10.0%	(120	bps)	(90	bps)
% of revenue, excluding truckload fuel surcharge	9.2%	10.2%	9.9%	10.8%	(100	bps)	(90	bps)
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•Comparison Between the Quarters Ended September 30, 2021 and 2020 — Consolidated depreciation and amortization of property and equipment increased by $22.9 million for the third quarter of 2021, as compared to the same period last year. This increase includes $12.0 million of expense from ACT's results. The remaining increase was primarily related to an increase in owned versus leased equipment.
•Comparison Between Year-to-Date September 30, 2021 and 2020 — Consolidated depreciation and amortization of property and equipment increased by $41.6 million for the year-to-date period ended September 30, 2021, as compared to the same period last year. This increase included $12.0 million of expense from ACT's results. The remaining increase was primarily related to an increase in owned versus leased equipment.
We expect consolidated depreciation and amortization of property and equipment to increase in total, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in the remainder of 2021.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$15,719	$11,473	$39,452	$34,421	37.0%		14.6%
% of total revenue	1.0%	0.9%	0.9%	1.0%	10	bps	(10	bps)
% of revenue, excluding truckload fuel surcharge	1.0%	1.0%	1.0%	1.1%	—	bps	(10	bps)
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, ACT Acquisition and other acquisitions. See Note 6 in Part I, Item 1, of this Quarterly Report for further details regarding the Company's intangible assets. See Note 3 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.
The increases of $4.2 million and $5.0 million for the third quarter and year-to-date period ended September 30, 2021, as compared to the same periods last year, were attributed to the ACT, UTXL, and Eleos acquisitions during 2021.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$12,002	$19,700	$42,265	$67,447	(39.1%)		(37.3%)
% of total revenue	0.7%	1.6%	1.0%	2.0%	(90	bps)	(100	bps)
% of revenue, excluding truckload fuel surcharge	0.8%	1.7%	1.1%	2.1%	(90	bps)	(100	bps)
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.
The quarter over quarter decrease of $7.7 million and year-to-date decrease of $25.2 million was primarily due to an increase in our owned versus leased equipment.
We expect consolidated rental expense to continue to decrease both in total and as a percentage of consolidated revenue, excluding truckload fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in the remainder of 2021.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.		YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020		YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$352,061	$245,102	$914,448	$670,485	43.6%		36.4%
% of total revenue	21.4%	20.2%	21.9%	19.7%	120	bps	220	bps
% of revenue, excluding truckload fuel surcharge	23.3%	21.6%	23.7%	21.2%	170	bps	250	bps
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
Consolidated purchased transportation expense increased by $107.0 million for the third quarter of 2021 and increased by $244.0 million for the year-to-date period ended September 30, 2021, as compared to the same periods last year. This increase includes $3.3 million of expense from ACT's results. The comparative period increases were primarily due to payments made to third-party carriers, partially offset by a decrease in miles driven by independent contractors of 17.7% for the third quarter of 2021 and 13.1% for the year-to-date period ended September 30, 2021.
We expect purchased transportation will increase as a percentage of revenue if we grow our logistics and intermodal businesses faster than our truckload and LTL businesses. The increase could be partially offset if independent contractors exit the market due to regulatory changes.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.	YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020	YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Impairments	$—	$—	$—	$1,255	—%	(100.0%)
In 2020, we incurred impairment charges associated with revenue equipment held for sale and trailer tracking systems (within our Truckload and non-reportable segments).

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.	YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020	YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$12,116	$29,686	$38,040	$73,480	(59.2%)	(48.2%)
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
•Comparison Between the Quarters Ended September 30, 2021 and 2020 — The decrease in net consolidated miscellaneous operating expenses was partially offset by $8.0 million in expenses from ACT's results and was favorably affected by a $20.3 million increase in gain on sales of equipment, excluding ACT.
•Comparison Between Year-to-Date September 30, 2021 and 2020 — The decrease in net consolidated miscellaneous operating expenses was partially offset by $8.0 million in expenses from ACT's results and was favorably affected by a $41.2 million increase in gain on sales of equipment, excluding ACT.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Consolidated Other Expenses, net

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2021 vs.	YTD 2021 vs.
	2021	2020	2021	2020	QTD 2020	YTD 2020
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$7,179	$3,232	$13,972	$13,360	122.1%	4.6%
Other (income), net	(4,072)	(7,484)	(37,017)	(9,476)	(45.6%)	290.6%
Income tax expense	61,059	47,835	158,171	99,204	27.6%	59.4%
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. Interest expense increased during the third quarter and year-to-date 2021 due to higher overall debt balances from the 2021 Debt Agreement which was entered into on September 3, 2021 and replaced the July 2021 Term Loan and 2017 Debt Agreement. Additional details are discussed in Note 9 in Part I, Item 1 of this Quarterly Report.
Other (income), net — Other (income), net is primarily comprised of (gains) and losses from our various equity investments, including our TRP investments accounted for under the equity method, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
•Comparison Between the Quarters Ended September 30, 2021 and 2020 — The $3.4 million unfavorable change between the third quarter of 2021 and the third quarter of 2020 is primarily driven by lower gains recognized within our portfolio of investments, as well as a third quarter 2021 write-off of deferred debt issuance costs from replacing our previous term loan and credit facility with a new credit facility.
•Comparison Between Year-to-Date September 30, 2021 and 2020 — The $27.5 million favorable change between the year-to-date of 2021 and the year-to-date of 2020 is primarily due to unrealized gains recognized from our investment in Embark and an increase in unrealized gains recognized for other investments within our portfolio.
Income tax expense — In addition to the discussion below, Note 7 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
•Comparison Between the Quarters Ended September 30, 2021 and 2020 — The $13.2 million increase in consolidated income tax expense was primarily due to an increase in income before income taxes which was partially offset by favorable discrete items associated with the ACT Acquisition and other discrete items. During the third quarter of 2020, we recognized discrete items relating to negative impacts from certain tax-related items within our Mexico operations. All these factors result in an effective tax rate of 22.8% for the third quarter of 2021 and 28.1% for the third quarter of 2020.
•Comparison Between Year-to-Date September 30, 2021 and 2020 — The $59.0 million increase in consolidated income tax expense was primarily due to an increase in income before income taxes resulting in an effective tax rate of 24.4% for year-to-date September 30, 2021 and 27.0% for year-to-date September 30, 2020.

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
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2021	2020	2021	2020
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$206,178	$122,058	$488,772	$267,673
Adjusted for:
Income tax expense attributable to Knight-Swift	61,059	47,835	158,171	99,204
Income before income taxes attributable to Knight-Swift	267,237	169,893	646,943	366,877
Amortization of intangibles [1]	15,719	11,473	39,452	34,421
Impairments [2]	—	—	—	1,255
Legal accruals [3]	(5,005)	6,160	(2,884)	6,160
COVID-19 incremental costs [4]	—	—	—	12,259
Transaction fees [5]	2,307	—	2,966	—
Write-off of deferred debt issuance costs [6]	1,024	—	1,024	—
Adjusted income before income taxes	281,282	187,526	687,501	420,972
Provision for income tax expense at effective rate	(64,202)	(52,908)	(167,990)	(113,651)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$217,080	$134,618	$519,511	$307,321

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2021	2020	2021	2020
GAAP: Earnings per diluted share	$1.23	$0.71	$2.93	$1.57
Adjusted for:
Income tax expense attributable to Knight-Swift	0.37	0.28	0.95	0.58
Income before income taxes attributable to Knight-Swift	1.60	0.99	3.88	2.15
Amortization of intangibles [1]	0.09	0.07	0.24	0.20
Impairments [2]	—	—	—	0.01
Legal accruals [3]	(0.03)	0.04	(0.02)	0.04
COVID-19 incremental costs [4]	—	—	—	0.07
Transaction fees [5]	0.01	—	0.02	—
Write-off of deferred debt issuance costs [6]	0.01	—	0.01	—
Adjusted income before income taxes	1.68	1.10	4.12	2.46
Provision for income tax expense at effective rate	(0.38)	(0.31)	(1.01)	(0.66)
Non-GAAP: Adjusted EPS	$1.30	$0.79	$3.11	$1.80

1    "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger, the ACT Acquisition, and other acquisitions. Refer to Note 3 in Part I, Item 1 of this Quarterly Report for additional details regarding our acquisition.
2    "Impairments" reflects the non-cash impairment of certain tractors (within the Truckload segment) and certain legacy trailers (within the non-reportable segments) as a result of a softer used equipment market during the second quarter of 2020, as well as impairment charges of trailer tracking equipment (within the Truckload segment) during the first quarter of 2020.
3    "Legal accruals" are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect costs related to certain class action lawsuits arising from employee and contract related matters. During the third quarter of 2021, the Company reversed an accrued legal matter previously identified as probable in 2019. This was based on the recent decision of the appellate court, resulting in a change to a remote likelihood that a loss was incurred.
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
6    "Write-off of deferred debt issuance costs" was incurred from replacing the 2017 Debt Agreement with the 2021 Debt Agreement.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2021	2020	2021	2020
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,642,445	$1,210,406	$4,181,160	$3,395,902
Total operating expenses	(1,372,358)	(1,044,945)	(3,557,699)	(3,026,155)
Operating income	$270,087	$165,461	$623,461	$369,747
Operating ratio	83.6%	86.3%	85.1%	89.1%

Non-GAAP Presentation
Total revenue	$1,642,445	$1,210,406	$4,181,160	$3,395,902
Truckload fuel surcharge	(131,873)	(73,093)	(324,611)	(233,897)
Revenue, excluding truckload fuel surcharge	1,510,572	1,137,313	3,856,549	3,162,005

Total operating expenses	1,372,358	1,044,945	3,557,699	3,026,155
Adjusted for:
Truckload fuel surcharge	(131,873)	(73,093)	(324,611)	(233,897)
Amortization of intangibles [1]	(15,719)	(11,473)	(39,452)	(34,421)
Impairments [2]	—	—	—	(1,255)
Legal accruals [3]	5,005	(6,160)	2,884	(6,160)
COVID-19 incremental costs [4]	—	—	—	(12,259)
Transaction fees [5]	(2,307)	—	(2,966)	—
Adjusted Operating Expenses	1,227,464	954,219	3,193,554	2,738,163
Adjusted Operating Income	$283,108	$183,094	$662,995	$423,842
Adjusted Operating Ratio	81.3%	83.9%	82.8%	86.6%
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Truckload Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2021	2020	2021	2020
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,041,332	$975,881	$2,990,137	$2,774,311
Total operating expenses	(834,789)	(807,100)	(2,456,654)	(2,390,408)
Operating income	$206,543	$168,781	$533,483	$383,903
Operating ratio	80.2%	82.7%	82.2%	86.2%

Non-GAAP Presentation
Total revenue	$1,041,332	$975,881	$2,990,137	$2,774,311
Fuel surcharge	(107,867)	(73,093)	(300,605)	(233,897)
Intersegment transactions	(260)	(196)	(953)	(705)
Revenue, excluding fuel surcharge and intersegment transactions	933,205	902,592	2,688,579	2,539,709

Total operating expenses	834,789	807,100	2,456,654	2,390,408
Adjusted for:
Fuel surcharge	(107,867)	(73,093)	(300,605)	(233,897)
Intersegment transactions	(260)	(196)	(953)	(705)
Amortization of intangibles [1]	(323)	(324)	(971)	(972)
Impairments [2]	—	—	—	(1,055)
COVID-19 incremental costs [3]	—	—	—	(12,146)
Adjusted Operating Expenses	726,339	733,487	2,154,125	2,141,633
Adjusted Operating Income	$206,866	$169,105	$534,454	$398,076
Adjusted Operating Ratio	77.8%	81.3%	80.1%	84.3%
1    "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in historical Knight acquisitions.
2    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 2.
3    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 4.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Logistics Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2021	2020	2021	2020
GAAP Presentation	(Dollars in thousands)
Total revenue	$226,338	$99,018	$511,962	$248,320
Total operating expenses	(199,210)	(96,540)	(462,901)	(239,085)
Operating income	$27,128	$2,478	$49,061	$9,235
Operating ratio	88.0%	97.5%	90.4%	96.3%

Non-GAAP Presentation
Total revenue	$226,338	$99,018	$511,962	$248,320
Intersegment transactions	(4,964)	(2,781)	(12,699)	(8,260)
Revenue, excluding intersegment transactions	221,374	96,237	499,263	240,060

Total operating expenses	199,210	96,540	462,901	239,085
Adjusted for:
Intersegment transactions	(4,964)	(2,781)	(12,699)	(8,260)
Amortization of intangibles [1]	(334)	—	(431)	—
Adjusted Operating Expenses	193,912	93,759	449,771	230,825
Adjusted Operating Income	$27,462	$2,478	$49,492	$9,235
Adjusted Operating Ratio	87.6%	97.4%	90.1%	96.2%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the UTXL acquisition.
Intermodal Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2021	2020	2021	2020
GAAP Presentation	(Dollars in thousands)
Total revenue	$112,801	$98,859	$335,245	$276,410
Total operating expenses	(103,257)	(98,609)	(316,432)	(283,372)
Operating income (loss)	$9,544	$250	$18,813	$(6,962)
Operating ratio	91.5%	99.7%	94.4%	102.5%

Non-GAAP Presentation
Total revenue	$112,801	$98,859	$335,245	$276,410
Intersegment transactions	(47)	(51)	(226)	(281)
Revenue, excluding intersegment transactions	112,754	98,808	335,019	276,129

Total operating expenses	103,257	98,609	316,432	283,372
Adjusted for:
Intersegment transactions	(47)	(51)	(226)	(281)
COVID-19 incremental costs [1]	—	—	—	(113)
Adjusted Operating Expenses	103,210	98,558	316,206	282,978
Adjusted Operating Income (Loss)	$9,544	$250	$18,813	$(6,849)
Adjusted Operating Ratio	91.5%	99.7%	94.4%	102.5%
1See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift footnote 4.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

Quarter and Year-to-Date September 30, 2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$191,906
Total operating expenses	(174,437)
Operating income	$17,469
Operating ratio	90.9%

Non-GAAP Presentation
Total revenue	$191,906
Fuel surcharge	(24,006)
Revenue, excluding fuel surcharge and intersegment transactions	167,900

Total operating expenses	174,437
Adjusted for:
Fuel surcharge	(24,006)
Amortization of intangibles [1]	(3,498)
Adjusted Operating Expenses	146,933
Adjusted Operating Income	$20,967
Adjusted Operating Ratio	87.5%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT Acquisition.

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	September 30, 2021
(In thousands)
Cash and cash equivalents, excluding restricted cash	$269,694
Availability under 2021 Revolver, due September 2026 [1]	736,192
Availability under 2021 RSA, due April 2024 [2]	55,700
Total unrestricted liquidity	$1,061,586
Cash and cash equivalents – restricted [3]	69,659
Restricted investments, held-to-maturity, amortized cost [3]	7,140
Total liquidity, including restricted cash and restricted investments	$1,138,385

1    As of September 30, 2021, we had $300.0 million in borrowings under our $1.1 billion 2021 Revolver. We additionally had $63.8 million in outstanding letters of credit (discussed below), leaving $736.2 million available under the Revolver.
2    Based on eligible receivables at September 30, 2021, our borrowing base for the 2021 RSA was $400.0 million, while outstanding borrowings were $279.0 million. We additionally had $65.3 million in outstanding letters of credit (discussed below), leaving $55.7 million available under the 2021 RSA. Refer to Note 8 in Part I, Item 1 of this Quarterly Report for more information regarding the 2021 RSA.
3    Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $68.0 million, included in "Cash and cash equivalents — restricted" in the condensed consolidated balance sheet and held by Mohave and Red Rock for claims payments. The remaining $1.6 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.

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
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, fund replacement of our revenue equipment fleet, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. We expect net cash capital expenditures, including net cash capital expenditures of ACT, will be in the range of $450.0 – $470.0 million for full-year 2021. This is an update from our previously-disclosed range of $500.0 – $550.0 million for full-year 2021, as we received less revenue equipment than ordered during the year.
Over the long-term, we will continue to have significant capital requirements, which may require us to seek additional borrowing, lease financing, or equity capital. The availability of financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions. If such additional borrowing, lease financing, or equity capital is not available at the time we need it, then we may need to borrow more under the 2021 Revolver (if not then fully drawn), extend the maturity of then-outstanding debt, rely on alternative financing arrangements, engage in asset sales, limit our fleet size, or operate our revenue equipment for longer periods.
There can be no assurance that we will be able to obtain additional debt under our existing financial arrangements to satisfy our ongoing capital requirements. However, we believe the combination of our expected cash flows, financing available through operating and finance leases, available funds under our accounts receivable securitization, and availability under the 2021 Revolver will be sufficient to fund our expected capital expenditures for at least the next twelve months.
Principal and Interest Payments — As of September 30, 2021, we had debt, accounts receivable securitization, and finance lease obligations of $2.1 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances. Subsequent to September 30, 2021, we paid $95.0 million on the 2021 Revolver.
Letters of Credit — Pursuant to the terms of the 2021 Debt Agreement and the 2021 RSA, our lenders may issue standby letters of credit on our behalf. When we have letters of credit outstanding, the availability under the 2021 Revolver or 2021 RSA is reduced accordingly. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, common stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. As of September 30, 2021, the Company had $196.3 million remaining under the 2020 Knight-Swift Share Repurchase Plan. Additional details are discussed in Note 13 in Part I, Item 1 of this Quarterly Report.
Working Capital
We had a working capital surplus of $551.9 million as of September 30, 2021 and $83.7 million as of December 31, 2020. The favorable change was attributable to the refinance of our accounts receivable securitization in April 2021, as well as acquired receivables, cash and prepaids from the ACT Acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Material Debt Agreements
As of September 30, 2021, we had $2.1 billion in material debt obligations at the following carrying values:
•$199.6 million: 2021 Term Loan A-1, due December 2022, net of $0.4 million in deferred loan costs
•$199.6 million: 2021 Term Loan A-2, due September 2024, net of $0.4 million in deferred loan costs
•$798.3 million: 2021 Term Loan A-3, due September 2026, net of $1.7 million in deferred loan costs
•$278.4 million: 2021 RSA outstanding borrowings, net of $0.6 million in deferred loan costs
•$274.1 million: Finance lease obligations
•$300.0 million: 2021 Revolver, due September 2026
•$53.3 million: Other, net of $0.1 million in deferred loan costs
As of December 31, 2020, we had $913.6 million in material debt obligations at the following carrying values:
•$298.9 million: 2017 Term Loan, due October 2022, net of $1.1 million in deferred loan costs
•$213.9 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.1 million in deferred loan costs
•$190.8 million: Finance lease obligations
•$210.0 million: 2017 Revolver, due October 2022.

Cash Flow Analysis

	Year-to-Date September 30,		Change
	2021	2020
	(In thousands)
Net cash provided by operating activities	$817,524	$655,019	$162,505
Net cash used in investing activities	(1,548,757)	(335,602)	(1,213,155)
Net cash provided by (used in) financing activities	873,309	(243,138)	1,116,447
Net Cash Provided by Operating Activities
Comparison Between Year-to-Date September 30, 2021 and 2020 — The $162.5 million increase in net cash provided by operating activities was primarily due to a $253.7 million increase in operating income, due to the factors discussed in "Results of Operations — Consolidated Operating and Other Expenses" above. Additionally, in the first quarter of 2020, we paid a $93.4 million cash settlement associated with pre-2017 Merger legal matters that were previously accrued and disclosed. These items were partially offset by a $125.0 million increase in income tax payments. The remaining difference is attributed to various changes in working capital.
Net Cash Used in Investing Activities
Comparison Between Year-to-Date September 30, 2021 and 2020 — The $1.2 billion increase in net cash used in investing activities was primarily due to the $1.3 billion increase in net cash invested in acquisitions.
Net Cash Used in Financing Activities
Comparison Between Year-to-Date September 30, 2021 and 2020 — Net cash provided by financing activities increased by $1.1 billion, primarily due to $1.2 billion in proceeds from the 2021 Debt Agreement.

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
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2021 Debt Agreement and 2021 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 1.2% as of September 30, 2021) and fixed rate equipment lease financing. Assuming the level of borrowings as of September 30, 2021, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $18.3 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average of diesel price per gallon in the US increase to $3.36 for the third quarter of 2021 from an average of $2.43 in the third quarter of 2020. The weekly average diesel price per gallon in the US increased to $3.16 for year-to-date September 30, 2021 from an average of $2.59 for year-to-date September 30, 2020. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.

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
Changes in Internal Control over Financial Reporting
Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended September 30, 2021, we completed the ACT Acquisition. We are in the process of evaluating the existing controls and procedures of ACT and integrating ACT into our internal controls over financial reporting. As permitted by SEC staff interpretative guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at September 30, 2021 does not include ACT.
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
Information about our legal proceedings is included in Note 12 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended September 30, 2021, and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2020 Annual Report and our Quarterly Report for the quarterly period ended June 30, 2021, in the sections entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. In addition to the risk factors set forth in these documents, we believe the following additional risks and uncertainties should be considered in evaluating our business and growth outlook:
The proposed new rule concerning mandatory COVID-19 vaccination of employees could have a material adverse effect on our business, financial condition, and results of operations.
In September 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work. The Department of Labor’s Occupational Safety and Health Administration ("OSHA") is drafting an emergency rule to carry out this mandate (the "Emergency Rule"), which is expected to take effect in the coming weeks. It is currently unclear whether the Emergency Rule will include an exception for professional truck drivers. When the Emergency Rule is implemented, it could, among other things, (i) cause our unvaccinated employees to go to smaller employers, not subject to the Emergency Rule, or leave us or the trucking industry, especially our unvaccinated drivers, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated drivers, (iii) result in increased costs for recruiting and retention of drivers, as well as the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain new drivers due to the Emergency Rule. It is expected that a vaccination mandate that applies to drivers would significantly reduce the pool of available drivers to us and our industry, which would further impact the extreme shortage of available drivers. Furthermore, the actions by certain states may conflict with the Emergency Rule, causing further issues with compliance. Accordingly, the Emergency Rule, when implemented, could have a material adverse effect on our business, financial condition, and results of operations.
Difficulty in obtaining materials, equipment, goods and services from our vendors and suppliers could adversely affect our business.
We are dependent upon our suppliers for certain products and materials, including our tractors, trailers and chassis. If we fail to maintain favorable relationships with our vendors and suppliers, or if our vendors and suppliers are unable to provide the products and materials we need or undergo financial hardship, we could experience difficulty in obtaining needed goods and services because of production interruptions, limited material availability or other reasons, or we may not be able to obtain favorable pricing or other terms. Currently, tractor and trailer manufacturers are experiencing significant shortages of semiconductor chips and other component parts and supplies, forcing many manufacturers to curtail or suspend their production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs [1]
July 1, 2021 to July 31, 2021	—	$—	—	$196,338,538
August 1, 2021 to August 31, 2021	—	$—	—	$196,338,538
September 1, 2021 to September 30, 2021	—	$—	—	$196,338,538
Total	—	$—	—	$196,338,538

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

2.2*
Stock Purchase Agreement, dated as of July 5, 2021, by and among AAA Cooper Transportation, the Stockholders of AAA Cooper Transportation, Knight-Swift Transportation Holdings Inc., and Reid B. Dove, in his capacity as Sellers’ Representative
Filed herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2020

3.2	Third Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended September 30, 2020

10.1*	Credit Agreement, dated as of July 6, 2021, by and among Knight-Swift Transportation Holdings Inc. and Bank of America, N.A.	Filed herewith

10.2*
Credit Agreement, dated as of September 3, 2021, by and among Knight-Swift Transportation Holdings Inc., the lenders thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association and PNC Bank National Association, as Co-Syndication Agents
Filed herewith

31.1
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

*    Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to supplementally furnish to the SEC a copy of any omitted schedule upon request by the SEC.
**     Management contract or compensatory plan, contract, or arrangement.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	November 3, 2021	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	November 3, 2021	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant