Form 10-K
period 2021-12-31
Knight-Swift Transportation Holdings Inc.
filed 2022-02-24
CIK 1492691

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
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2021, the aggregate market value of our common stock held by non-affiliates was $7,426,391,060, based on the closing price of our common stock as quoted on the NYSE as of such date.
There were 166,191,076 shares of the registrant's common stock outstanding as of February 15, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "SEC") are incorporated by reference into Part III of this report.

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2021 ANNUAL REPORT ON FORM 10-K

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2021 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS
The following glossary provides definitions for certain acronyms and terms used in this Annual Report on Form 10-K. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
Annual Report	Annual Report on Form 10-K
2012 ESPP	Employee Stock Purchase Plan, effective beginning in 2012, amended and restated in 2018
2014 Stock Plan	The Company's second amended and restated 2014 Omnibus Incentive Plan
2017 Debt Agreement	The Company's unsecured credit agreement, entered into on September 29, 2017 and amended October 2, 2020, consisting of the 2017 Revolver and 2017 Term Loan, which are defined below.
2017 Merger	The September 8, 2017 merger of Knight and Swift, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2017 Revolver	Revolving line of credit under the 2017 Debt Agreement
2017 Term Loan	The Company's term loan under the 2017 Debt Agreement.
2018 RSA	Fourth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on July 11, 2018 by Swift Receivables Company II, LLC with unrelated financial entities.
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, consisting of the 2021 Revolver and 2021 Term Loans, which are defined below.
2021 Prudential Notes	An unsecured credit agreement, entered into on September 3, 2021, maturing October 2023 through January 2028
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement
2021 RSA	Fifth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on April 23, 2021 by Swift Receivables Company II, LLC with unrelated financial entities.
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3.
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, maturing on December 3, 2022.
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2024.
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026.
July 2021 Term Loan	The Company's term loan entered into on July 6, 2021
Abilene	Abilene Motor Express, Inc. and its related entities
ACT	AAA Cooper Transportation, and its affiliated entity.
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
ASC	Accounting Standards Codification Topic (or subtopic)
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
BSBY	Bloomberg Short-Term Bank Yield Index
COVID-19	Viral strain of a coronavirus which led the World Health Organization to declare a global pandemic in March 2020.
C-TPAT	Customs-Trade Partnership Against Terrorism
CSA	Compliance Safety Accountability
DOT	United States Department of Transportation
ELD	Electronic Logging Device
Eleos	Eleos Technologies, LLC
Embark	Embark Trucks Inc. and its related entities
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
ERP	Enterprise Resource Planning system
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act
FMCSA	Federal Motor Carrier Safety Administration
GAAP	United States Generally Accepted Accounting Principles

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2021 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS
The following glossary provides definitions for certain acronyms and terms used in this Annual Report on Form 10-K. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
GDP	Gross Domestic Product
LIBOR	London InterBank Offered Rate
LTL	Less-than-truckload
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries
Mohave	Mohave Transportation Insurance Company, a Swift wholly-owned captive insurance subsidiary
MME	RAC MME Holdings, LLC. and its subsidiaries, MME, Inc., Midwest Motor Express, Inc., and Midnite Express Inc.
NASDAQ	National Association of Securities Dealers Automated Quotations
NLRB	National Labor Relations Board
NYSE	New York Stock Exchange
Red Rock	Red Rock Risk Retention Group, Inc., a Swift wholly-owned captive insurance subsidiary
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SPA	Stock Purchase Agreement
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries
UTXL	UTXL Enterprises, Inc.
US	The United States of America
Warehousing Co.	Warehousing company, acquired by the Company on January 1, 2020

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
•the ability, desire, and effects of expanding our logistics, brokerage, LTL, and intermodal operations,
•future equipment prices, our equipment purchasing or leasing plans, and our equipment turnover (including expected tractor trade-ins and containers in our Intermodal segment),
•our ability to lease equipment to independent contractors,
•the impact of pending legal proceedings,
•future claims experience, including insurance claims, coverage, coverage limits, premiums, and retention limits,
•the expected freight environment, including freight demand, capacity, and volumes,
•the balance between industry demand and capacity,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, and changes in GDP,
•the future impact of COVID-19 (including its variants),
•our ability to obtain favorable pricing terms from vendors and suppliers,
•expected liquidity and methods for achieving sufficient liquidity,
•future fuel prices and the expected impact of fuel efficiency initiatives,
•future expenses and cost structure and our ability to control costs,
•future operating profitability and margin,
•future third-party service provider relationships and availability,
•future contracted pay rates with independent contractors and compensation arrangements with driving associates,
•our expected need or desire to incur indebtedness and our ability to comply with debt covenants,
•future capital expenditures and expected sources of liquidity, capital allocation, capital structure, capital requirements, and growth strategies and opportunities,
•future mix of owned versus leased revenue equipment,
•future asset utilization,
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
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "estimates," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "objective," "mission," "continue," "outlook," "potential," "feel," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. "Risk Factors" of this Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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

Company Overview
Knight-Swift Transportation Holdings Inc. is one of the largest and most diversified freight transportation companies, operating one of the largest truckload fleets in North America and is headquartered in Phoenix, Arizona. The Company provides multiple full truckload transportation, LTL, intermodal, and logistics services using a nationwide network of business units and terminals in the US and Mexico to serve customers throughout North America. In addition to its full truckload and LTL services, Knight-Swift also contracts with third-party capacity providers to provide a broad range of shipping solutions to its customers while creating quality driving jobs for our driving associates and successful business opportunities for independent contractors.
During 2021, we covered 1.3 billion loaded miles for shippers throughout North America, contributing to consolidated total revenue of $6.0 billion and consolidated operating income of $965.7 million. During 2021, the Truckload segment operated an average of 18,019 tractors (comprised of 16,166 company tractors and 1,853 independent contractor tractors) and 67,606 trailers. Our LTL segment operated an average of 2,735 tractors and 7,413 trailers. Additionally, the Intermodal segment operated an average of 597 tractors and 10,847 intermodal containers. Our four reportable segments are Truckload, Logistics, LTL, and Intermodal.
We have historically grown through a combination of organic growth, as well as through mergers and acquisitions (discussed below). Mergers and acquisitions have enhanced our business and service offerings with additional terminals, driving associates, revenue equipment, and capacity. Our multiple service offerings, capabilities, and transportation modes enable us to transport, or arrange transportation for, general commodities for our diversified customer base throughout the US and Mexico using our equipment, information technology, and qualified driving associates and non-driver employees. We are committed to providing our customers with a wide range of full truckload, logistics, LTL, and intermodal services and continuing to invest considerable resources toward developing a range of solutions for our customers across multiple service offerings and transportation modes. Our overall objective is to provide full truckload, logistics, LTL, and intermodal services that, when combined, lead the industry in margin and growth, while providing efficient and cost-effective solutions for our customers.

Business Combinations and Investments
We became Knight-Swift Transportation Holdings Inc. on September 8, 2017 through the 2017 Merger transaction. Since 1966, we have continuously expanded our nationwide network and our service offerings through organic growth, as well as through the acquisition of twenty-two companies.
See Note 1 and Note 4 in Part II, Item 8 in this Annual Report, for more information regarding the 2017 Merger and our recent acquisitions. See Note 6 in Part II, Item 8 in this Annual Report, regarding our partnership agreements with Transportation Resource Partners and our October 2020 investment in a transportation-related company.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Industry and Competition
The trucking industry has two primary types of motor carriers: full truckload and LTL. Full truckload carriers represent the largest part of the transportation supply chain for most retail and manufactured goods in North America and typically transport a full trailer (or container) of freight for a single customer from origin to destination without intermediate sorting and handling. By contrast, LTL carriers typically transport multiple shipments from multiple customers in the same trailer (or container). LTL shipments are then sent through a network of service centers where they may be conveyed to other trailers with nearby destinations. Generally, the full truckload industry is compensated based on miles, whereas the LTL industry is compensated based on freight density and length of haul. Overall, the US transportation and logistics industry is large, fragmented, and highly competitive. We compete with thousands of full truckload carriers, most of whom operate significantly smaller fleets than we do, as well as a number of national, regional, and inter-regional LTL carriers. Our trucking segments compete with other motor carriers for the services of driving associates, independent contractors, and management and other employees. To a lesser extent, our intermodal and logistics businesses compete with railroads, less-than-truckload carriers, logistics providers, and other transportation companies. Our logistics businesses compete with other logistics companies for the services of third-party capacity providers and management employees.
Our industry has recently encountered the following major economic cycles:

Period	Economic Cycle
2017 — 2019	strong cycle, driven by a record pricing climate through 2018. The industry experienced increased demand through 2018 for transportation services, including contract and non-contract market demand, partially due to a strong retail season. Capacity became tighter in the second half of 2017 and throughout 2018, due to increasing government regulation, the driver shortage, and severe storms interrupting business, among other factors. Capacity increased in the second half of 2018 leading to an oversupply during 2019, lower spot market rates, and downward pressure on contract rates.

2020 — 2021	the COVID-19 pandemic led to a new source of volatility throughout the global market in 2020. Economic activities were significantly curtailed across the nation at the onset of 2020, but began to resume in the second half of the year. Accordingly, demand in the freight market was weak in the beginning of the year and gradually strengthened in the second half of the year. The 2020 freight environment was disrupted, with unpredictable shipping volumes, shifts in pricing, and continued challenges in driver sourcing throughout the year. The COVID-19 pandemic continued to be a source of volatility throughout the global market in 2021 creating supply chain disruptions, increased demand for many products, tight transportation capacity and congestion at ocean ports and rail terminals.
The principal means of competition in our industry are customer service and relationships, capacity, and price. In times of strong freight demand, customer service and capacity become increasingly important, and in times of weak freight demand, pricing becomes increasingly important. Most trucking contracts (other than dedicated contracts) do not guarantee truck availability or shipment volumes. Pricing is influenced by supply and demand.
The trucking industry faces the following primary challenges, which we believe we are well-positioned to address, as discussed under "Our Competitive Strengths" and "Our Mission and Company Strategy," below:
•tightening industry capacity;
•cumulative impacts of regulatory initiatives, such as ELDs, hours-of-service limitations for drivers, and others;
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Our Competitive Strengths
As a provider of multiple transportation solutions, including one of North America's largest truckload fleets, we believe that our principal competitive strengths are our regional presence, customer service (including our ability to provide multiple transportation solutions and configuration of equipment that satisfies customers' needs), operating efficiency, cost control, and technological enhancements in our revenue equipment and supporting back-office functions, and our diverse offerings that allow us to offer multiple transportation services.

Regional Truckload and LTL Presence
We believe that regional truckload operations, which expanded with the 2017 Merger and our recent acquisitions of ACT, MME, and other companies, offer several advantages, including:
• obtaining greater freight volumes,
• achieving higher revenue per mile by focusing on high-density freight lanes to minimize non-revenue miles,
• enhancing our ability to recruit and train qualified driving associates,
• enhancing safety and driver development and retention,
• enhancing our ability to provide a high level of service and consistent capacity to our customers,
• enhancing accountability for performance and growth,
• furthering our full truckload capabilities to provide various shipping solutions to our customers,
• expanding into the LTL space,
• furthering our logistics capabilities to contract with more third-party capacity providers, and
• extending our transportation infrastructure, knowledge and scale to strengthen our relationships with third party providers.

Operating Efficiency and Cost Control
We expect to increase operational efficiencies through the adoption of best practices and capabilities across our brands, as well as the overall size of our company. We operate modern tractors and trailers in order to obtain operating efficiencies and attract and retain driving associates. We believe a generally compatible fleet of tractors and trailers simplifies our maintenance procedures and reduces parts, supplies, and maintenance costs. We regulate vehicle speed, which we believe will maximize fuel efficiency, reduce wear and tear, and enhance safety. We continue to update our fleet with more fuel-efficient post-2014 US EPA emission compliant engines, install aerodynamic devices on our tractors, and equip our trailers with trailer blades, which have led to meaningful improvements in fuel efficiency. We continue to invest capital in new equipment in our Truckload and LTL businesses to take advantage of improvements in tractor cab aerodynamic drag, engine efficiency, and developing fuel saving technologies, including continuing our investment in installing Start-Stop idle reduction technology in all of our tractors to reduce emissions. Our logistics and intermodal businesses focus on effectively optimizing and meeting the transportation and logistics requirements of our customers and providing customers with various sources and modes of transportation capacity across our nationwide service network. We invest in technology that enhances our ability to optimize our freight opportunities while maintaining a low cost per transaction.

Customer Service
We strive to provide superior, on-time service at a meaningful value to our customers and seek to establish ourselves as a preferred transportation solutions provider for our customers. We provide full truckload and LTL capacity for customers in high-density lanes, where we can provide a high level of service, as well as flexible and customized logistics services on a nationwide basis. Our full truckload and LTL services together include dry van, refrigerated, and drayage, dedicated, expedited, and cross-border truckload lanes, customized according to customer needs. Our logistics and intermodal services include brokerage, intermodal, and certain logistics, freight management, and non-trucking services, which provide various shipping alternatives and transportation modes for customers by utilizing our expansive network of third-party capacity providers and rail partners. We price our full truckload, LTL, logistics, and intermodal services commensurately with the level of service our customers require and market conditions. By providing customers a high level of service, we believe we avoid competing solely based on price.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Diverse Service Offerings with Multiple Transportation Solutions
With the addition of LTL services in 2021, we have further expanded our service capabilities while diversifying our revenue streams. We believe our diversified mix and scope of full truckload, LTL, logistics and intermodal services, combined with our value-added service offerings, allows us to provide our customers with one source to meet their shipping and logistics needs, and represents a significant advantage over most of our competitors. We continue to invest considerable resources toward developing a range of solutions for our customers across multiple service offerings and transportation modes to continue to provide efficient and cost-effective solutions for our customers.

Our Mission and Company Strategy
Our mission is to operate full truckload, LTL, logistics, intermodal and related businesses that are industry leading in both margin and growth, while providing cost-effective solutions for our customers. Our success depends on our ability to efficiently and effectively manage our resources in providing transportation and logistics solutions to our customers, as well as our ability to leverage efficiencies and best practices across our brands. We evaluate growth opportunities based on customer demand and supply chain trends, availability of drivers and third-party capacity providers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

Segment Operating Strategies
Truckload Segment
Our operating strategy for our Truckload segment is to achieve a high level of asset utilization within a highly disciplined operating system, while maintaining strict controls over our cost structure. We hope to achieve these goals by primarily operating in high-density, predictable freight lanes and attempting to develop and expand our customer base around each of our terminals by providing multiple truckload services for each customer. We believe this operating strategy allows us to take advantage of the large amount of freight transported in the markets we serve. Our terminals enable us to better serve our customers and work more closely with our driving associates. We operate a premium modern fleet that we believe appeals to driving associates and customers, reduces maintenance expenses and driving associate and equipment downtime, and enhances our fuel and other operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue.

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

LTL Segment
Our LTL segment was established in 2021 by the ACT and MME acquisitions. Our operating strategy for our LTL segment is to provide regional direct service and serve our customers' national transportation needs by utilizing key partner carriers for coverage areas outside of our network. Significant investment is needed to establish and maintain a network of LTL service centers. The substantial fixed costs and capital expenditures required for LTL carriers make it challenging for new entrants or small operators to effectively compete with established carriers. We plan to grow the LTL segment through organic growth and acquisitions and believe a national expansion effort will provide enhanced value to our customers. Our business strategy includes continued yield management evaluation of each customer's commodity mix and shipping volume their corresponding lanes. Additionally, a key component of our strategy is our focused effort with respect to improving utilization of our people, technology, and other resources to maximize operational efficiency while ensuring our customers' freight is delivered safely and timely.

Intermodal Segment
Our operating strategy for our Intermodal segment is to complement our regional operating model, allowing us to better serve customers in longer haul lanes, while leveraging our investments in fixed assets. We have intermodal agreements with most major North American rail carriers.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Growth Strategies
We believe we have the terminal network, systems capability, and management capacity to support substantial growth. We have established a geographically diverse network that we believe can support a substantial increase in freight volumes, both organically and through acquisitions. Our network and business lines afford us the ability to provide multiple transportation solutions for our customers, and we maintain the flexibility within our network to adapt to freight market conditions. We believe our unique mix of regional management, together with our consistent efforts to centralize certain business functions to achieve collective economies of scale, allow us to develop future company leaders with relevant operating and industry experience, minimize the potential diseconomies of scale that can come with growth in size, take advantage of regional knowledge concerning capacity and customer shipping needs, and manage our overall business with a high level of performance accountability.

Strengthening our customer relationships
We market our services to both existing and new customers who value our broad geographic coverage, suite of transportation and logistics services, and industry-leading full truckload and LTL capacity and freight lanes that complement our existing operations. We seek customers who will diversify our freight base. We market our Truckload and LTL dry van, refrigerated, drayage, brokerage, and intermodal services, including dedicated and cross-border services within those offerings, to logistics customers seeking a single-source provider of multiple services but do not currently take advantage of our array of full truckload and LTL solutions.

Improving asset productivity
We focus on improving the revenue generated from our tractors and trailers without compromising safety. We anticipate that we can accomplish this objective through increased miles driven and rate per mile in our Truckload businesses. In our LTL business, our primary focus is increasing density and obtaining appropriate yield, measured by revenue per hundredweight.

Acquiring and growing opportunistically
We regularly evaluate potential opportunities for mergers, acquisitions, and other development and growth opportunities. We became Knight-Swift Transportation Holdings Inc. on September 8, 2017 through the 2017 Merger transaction. Since 1966, we have continuously expanded our nationwide network and our service offerings through organic growth, as well as through the acquisition of twenty-two companies.

Expanding existing Truckload terminals
Historically, a substantial portion of our Truckload revenue growth has been generated by our expansion into new geographic regions through the opening of additional terminals. Although we continue to seek opportunities to further increase our Truckload business in this manner, our primary focus is on developing and expanding our existing terminals by strengthening our customer relationships, recruiting qualified driving associates and non-driver employees, adding new customers, and expanding the range of transportation and logistics solutions offered from these terminals.

Diversifying our service offerings	We are committed to providing our customers a broad and growing range of full truckload, LTL, and logistics services and continue to invest considerable resources toward developing a range of solutions for our customers. We believe that these offerings contribute meaningfully to our results and reflect our strategy to bring complementary services to our customers to assist them with their supply chain needs. We plan to continue to leverage our nationwide footprint and expertise to add value to our customers through our diversified service offerings.

Customers and Marketing
Marketing
Our marketing mission is to be a strategic, efficient transportation capacity partner for our customers by providing transportation and logistics solutions customizable to the unique needs of our customers. We deliver these capacity solutions through our network of owned assets, independent contractors, third-party capacity providers, and rail providers. The diverse and premium services we offer provide a comprehensive approach to providing ample supply chain solutions to our customers. At December 31, 2021, we had a sales staff of approximately 200 individuals across the US and Mexico, who work closely with management to establish and expand accounts. Our sales and marketing leaders are members of our senior management team, who are assisted by other sales professionals in each segment. Our sales team emphasizes our industry-leading service, environmental leadership, and our ability to accommodate a variety of customer needs, provide consistent capacity, and financial strength and stability.
Customers
Our customers are typically large corporations in the retail (including discount and online retail), food and beverage, consumer products, paper products, transportation and logistics, housing and building, automotive, and manufacturing industries. Many of our customers have extensive operations, geographically distributed locations, and diverse shipping needs.
Consistent with industry practice, our typical customer contracts (other than dedicated contracts) do not guarantee shipment volumes by our customers or truck availability by us. This affords us and our customers some flexibility to

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
negotiate rates in response to changes in freight demand and industry-wide truck capacity. Our dedicated services within the Truckload and LTL segments assign particular driving associates and revenue equipment to prescribed routes, pursuant to multi-year agreements. This dedicated service provides individual customers with a guaranteed source of capacity, and allows our driving associates to have more predictable schedules and routes. Under our dedicated transportation services, we provide driving associates, equipment, maintenance, and, in some instances, transportation management services that supplement the customer's in-house transportation department.
A majority of our terminals are linked to our corporate information technology systems at our headquarters. The capabilities of this system and its software enhance our operating efficiency by providing cost-effective access to detailed information concerning equipment location and availability, shipment tracking, on-time delivery status, and other specific customer requirements. The system also enables us to respond promptly and accurately to customer requests and assists us in geographically matching available equipment with customer loads. Additionally, our customers can track shipments and obtain copies of shipping documents via our website. We also provide electronic data interchange services to customers desiring these services.
We believe our fleet capacity, terminal network, customer service and breadth of services offer a competitive advantage to major shippers, particularly in times of rising freight volumes when shippers must quickly access capacity across multiple facilities and regions.
We strive to maintain a diversified customer base. Services provided to our largest customer generated 16.1% and 16.8% of total revenue in 2021 and 2020, respectively. Revenue generated by our largest customer is reported in each of our reportable operating segments. No other customer accounted for 10% or more of total revenue in 2021 or 2020.
Our top 25 customers drive a substantial portion of our total revenue, as follows:
•In 2021, our top 25, top 10, and top 5 customers accounted for 54.9%, 40.9%, and 29.4% of our total revenue, respectively.
•In 2020, our top 25, top 10, and top 5 customers accounted for 56.5%, 40.8%, and 30.7% of our total revenue, respectively.

Revenue Equipment
We operate a modern fleet of company tractors to help attract and retain driving associates, promote safe operations, and reduce maintenance and repair costs.
In 2021, we obtained the majority of our revenue equipment through cash purchases, and in the future, we will continue to monitor leasing opportunities. We typically obtain tractors and trailers manufactured to our specifications in order to meet a wide variety of customer needs. Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driving associate comfort, and resale value. We maintain strong relationships with our equipment vendors and have the financial flexibility to react as market conditions dictate.
Our current approach is to replace our tractors between 3 years and 9 years after purchase and to replace our trailers every seven or more years. Changes in the current market for used tractors and trailers, regulatory changes, and difficult market conditions faced by tractor and trailer manufacturers, may result in price increases that may affect the period of time for which we operate our equipment.
Our newer equipment has enhanced features, which we believe tends to lower the overall life cycle costs by reducing safety-related expenses, lowering repair and maintenance expenses, improving fuel economy, and improving driving associate satisfaction. In 2022 and beyond, we will continue to monitor the appropriateness of this relatively short tractor trade-in cycle against the lower capital expenditure and financing costs of a longer tractor trade-in cycle, based on current and future business needs.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Human Capital
Employees
The strength of our company is our people, working together with common goals. There were approximately 27,400 full-time employees in our total headcount of approximately 27,900 employees as of December 31, 2021, which was comprised of:

Company driving associates (including driver trainees)	19,400
Technicians and other equipment maintenance personnel	1,400
Corporate and terminal leadership and support personnel	7,100
Total	27,900

As of December 31, 2021, we had approximately 1,300 Trans-Mex driving associates in Mexico that were represented by a union.
Company Driving Associates
We recognize that the recruitment, training, and retention of a professional driving associate workforce, which is one of our most valuable assets, is essential to our continued growth and meeting the service requirements of our customers. In order to attract and retain safe driving associates who are committed to the highest levels of customer service and safety, we focus our operations for driving associates around a collaborative and supportive team environment. To help retain driving associates we provide late model and comfortable equipment, direct communication with senior management, competitive wages and benefits, and other incentives designed to encourage driving associate safety, retention, and long-term employment. Some examples of these incentive programs include our Million Miler, military apprenticeship, and Drive for a Degree programs. To help recruit drivers, we have established various driving academies across the US. Our academies are strategically located in areas where external driver-training organizations were lacking. In other areas of the US, we have contracted with driver training schools, which are managed by third parties. There are certain minimum qualifications for candidates to be accepted into the academy, including passing the DOT physical examination and drug/alcohol screening.
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
Diversity and Inclusion
Diversity, equity, and inclusion are pillars supporting our innovative culture. We are committed to fostering a diverse workforce and an inclusive environment, which we believe allows us to leverage the effects of diversity to achieve a competitive business advantage. These efforts are evidenced in our hiring practices, employee training programs and diversity and inclusion networks demonstrate when diverse voices and perspectives are heard, unique, powerful, and creative solutions are the result. It is with this commitment in mind that we build upon our Employee Resource Groups ("ERG"s) now and in the immediate future. Sponsored and supported by leadership, our ERGs as of December 31, 2021 include the Women in Leadership Network and Somos for LatinX employees and allies. Additionally, we formed a special committee in 2021 that was tasked with launching Inspire, a resource group intended to support Black and African American employees and allies, which we expect to roll out to our employees during the first quarter of 2022. These, and additional groups launching soon are integral to ensuring different voices and perspectives contribute to our strategy for long-term profitable growth.
Succession Planning and Talent Management
We regularly review talent development and succession plans to identify and develop a pipeline of talent to maintain business operations. We understand the potential costs and risks of bringing in an outside executive officer in

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
today’s environment, and that businesses are often, but not always, more successful in promoting internal candidates. Accordingly, the Board makes an effort to identify potential successors for those positions long in advance of any potential positional vacancies, perform skills gap analyses for those internal candidates, and provide training and exposure on those gap areas to those candidates in order to develop better potential successors. The Board is primarily responsible for succession planning for the CEO, but also participates in succession planning discussions for other executive officer positions. We believe that our culture, compensation structure, long-term equity program, and robust training and development program provide motivation for talented leaders to remain with the Company.
Independent Contractors
In addition to our employed driving associates, we enter into contractor agreements with third parties who own and operate tractors (or hire their own driving associates to operate the tractors) that service our customers. We pay these independent contractors for their services, based on a contracted rate per mile. By operating safely and productively, independent contractors can improve their own profitability and ours. Independent contractors are responsible for most costs incurred for owning and operating their tractors. In 2021, independent contractors comprised 8.7% of our total fleet, as measured by average tractor count.

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
We insure certain casualty risks through our wholly-owned captive insurance subsidiaries, Mohave and Red Rock. Mohave and Red Rock provide reinsurance associated with a share of our automobile liability risk. In addition to insuring a proportionate share of our corporate casualty risk, Mohave provides reinsurance to third-party insurance companies who provide insurance coverage for affiliated carriers and independent contractors.
Please refer to Note 12 in Part II, Item 8 of this Annual Report for more information about our insurance policies and self-insurance retention limits.

Fuel
We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies and reduce our Truckload and LTL fuel costs. Additionally, we utilize a fuel surcharge program to pass a majority of increases in fuel costs to our customers. In 2021, we purchased 15.1% of our fuel in bulk at our locations across the US and Mexico. We purchased substantially all of the remainder through a network of retail truck stops with which we have negotiated volume purchasing discounts. The volumes we purchase at terminals and through the fuel network vary

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
based on procurement costs and other factors. We seek to reduce our fuel costs by routing our driving associates to truck stops when fuel prices at such stops are cheaper than the bulk rate paid for fuel at our terminals. We primarily store fuel in above-ground storage tanks at most of our other bulk fueling terminals. We believe that we are sufficiently in compliance with applicable environmental laws and regulations relating to the storage and dispensing of fuel.

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
In February 2018, California's ARB approved California Phase 2 standards that generally align with the federal Phase 2 standards, with some minor additional requirements, and which would stay in place even if the federal Phase 2 standards are affected. In February 2019, the California Phase 2 standards became final.
In June 2020, ARB passed the Advanced Clean Trucks ("ACT") regulation, requiring original equipment manufacturers to begin shifting towards greater production of zero-emission heavy duty tractors starting in 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. While ACT does not apply to those simply operating tractors in California, it could affect the cost and/or supply of traditional diesel tractors and may lead to similar legislation in other states or at the federal level.

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
•Phase 2 — In August 2016, the EPA and NHTSA announced the final rule regarding Phase 2, which builds upon Phase 1, and would apply to certain trailer types beginning with model-year 2018 for EPA standards (voluntary for NHTSA standards through model-year 2020). Tractors and certain trailer types would be subject to the Phase 2 standards beginning with model-year 2021, increasing in stringency through model-year 2024, and phasing in completely by model-year 2027. This rule marks the first time federal mandates will be applied to trailers, with respect to aerodynamics and low-rolling resistance tires. The final rule was effective in December 2016, but has since been subject to challenges and delays. In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment), which proposal has not been resolved. Additionally, implementation of the Phase 2 Standards as they relate to trailers has been challenged in the US Court of Appeals for the District of Columbia. In November 2021, a panel for the US Court of Appeals for the District of Columbia ruled in favor of the association challenging the standards and vacated all portions of the Phase 2 Standards that applied to trailers. As a result, the Phase 2 Standards will only require reductions in emissions and fuel consumption for tractors. The Company’s new tractor purchases in 2021 complied with the emission and fuel consumption reductions required by the Phase 2 Standards.
Even though the trailer provisions of the Phase 2 standards have been removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 standards.
In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. The EPA anticipates taking final action on the new plan, commonly referred to as the “Cleaner Trucks Initiative,” as soon as 2022. The EPA is targeting 2027 for these new standards to take effect and is also working on enacting more stringent greenhouse gas emission standards (beginning with model year 2030 vehicles) by the end of 2024.
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
Moving Ahead for Progress in the 21st Century Bill
In July 2012, Congress passed the Moving Ahead for Progress in the 21st Century bill into law. Included was a provision that mandates electronic logging devices in commercial motor vehicles to record hours-of-service. Additionally, in response to the bill, a final rule related to entry-level driver training was passed in 2016, as well as amendments to the Drug and Alcohol Clearinghouse.
ELD — The ELD rule became effective in February 2016 and was phased in over a four-year period, with all drivers and carriers subject to the rule being required to use certified and registered ELDs that comply with the requirements of the ELD regulations by December 16, 2019.
Commercial Driver's License Drug and Alcohol Clearinghouse — In December 2016, the FMCSA amended the Federal Motor Carrier Safety Regulations to establish requirements of the Commercial Driver's License Drug and Alcohol Clearinghouse, a database under its administration containing information about violations of the FMCSA's drug and alcohol testing program for holders of commercial driver's licenses. The final rule became effective in January 2017, with a compliance date in January 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading or transferring a commercial driver's license. This new action will allow states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023. The compliance date of January 2020 remained in place for all other requirements set forth in the Clearinghouse final rule, however. Upon implementation, the rule may reduce the number of available drivers in an already constrained driver market. Pursuant to a new rule finalized by the FMCSA, effective November 2021, states are required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver’s license and must revoke a driver’s commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations.
In September 2020, the Department of Health and Human Services ("DHHS") announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral swab test if a hair test is positive, if a donor is unable to provide a sufficient amount of hair for faith-based or medical reasons, or due to an insufficient amount or length of hair. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in prior court cases. The American Trucking Associations ("ATA") has voiced concerns with the new guidelines, taking particular issue with the second sample requirement, which the ATA feels diminishes the value of hair testing. It is unclear if and when a final rule may be put in place. Any final rule may reduce the number of available drivers. We currently perform hair follicle testing and will continue to monitor any developments in this area to ensure compliance.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Entry-Level Driver Training — In December 2016, the FMCSA established new minimum training standards which unified curriculum to be followed and completed by certain individuals applying for (or upgrading) a Class A or Class B commercial driver's license, or obtaining a hazardous materials, passenger, or school bus endorsement on their commercial driver's license. Such individuals are subject to the entry-level driver training requirements and must complete a prescribed curriculum of theory and behind-the-wheel instruction prior to taking the skills test. The final rule had an initial compliance date in February 2020. However, in May 2020, the FMCSA approved an interim rule delaying implementation of the final rule by two years, extending the compliance date to February 2022. Now that the rule is effective, training schools and other programs (including ours) are required to implement the prescribed curriculum and register with the FMCSA's Training Provider Registry to certify that their program meets the classroom and driving standards. We will also be required to comply with this rule in the course of operating our driving schools. The effect of these rules could result in a decrease in fleet production and driver availability or an increase in the time and expense required to operate or expand our driver training schools and programs (or both), any of which could adversely affect our business, operations or profitability.
The Infrastructure Investment and Jobs Act ("IIJA"), signed into law by President Biden in November 2021, also created an apprenticeship program for drivers younger than 21 to eventually qualify to drive commercial trucks in interstate commerce. The FMCSA announced the establishment of this apprenticeship program in January 2022 in an effort to help the industry’s ongoing driver shortage. The program is open to 18 to 20-year-old drivers who already hold intrastate commercial driver’s licenses and sets a strict training regimen for participating drivers and carriers to comply with. Motor carriers interested in participating must complete an application for participation and submit monthly data on an apprentice’s driver activity, safety outcomes, and additional supporting information. It remains unclear whether any regulatory changes will stem from the apprenticeship program.
Hours-of-service
From time to time, the FMCSA proposes and implements changes to regulations impacting hours-of-service. Such changes can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our driving associates and independent contractors may operate and/or disrupting our network. No such changes are currently proposed. However, in August 2019, the FMCSA issued a proposal to make changes to its hours-of-service rules that would allow truck drivers more flexibility with their 30-minute rest break and with dividing their time in the sleeper berth. It also would extend by two hours the duty time for drivers encountering adverse weather and extend the shorthaul exemption by lengthening the drivers’ maximum on-duty period from 12 hours to 14 hours. In June 2020 the FMCSA adopted a final rule substantially as proposed, which became effective September 2020. Certain industry groups have challenged these rules in court, which remain unresolved. Any future changes to hours-of-service regulations could materially and adversely affect our operations and profitability.
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
DOT Safety Rating — The DOT safety rating is currently the only safety measurement system that has a direct impact on a carrier's ability to operate in interstate commerce. Knight, Swift, and ACT currently have a satisfactory DOT safety rating, which is the best available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
In May 2020 the FMCSA announced that effective immediately it is making permanent a pilot program that will not count a crash in which a motor carrier was not at fault when calculating the carrier’s safety measurement profile, called the Crash Preventability Demonstration Program ("CPDP"). The CPDP will expand the types of eligible crashes, modify the Safety Measurement System to exclude crashes with not preventable determinations from the prioritization algorithm and note the not preventable determinations in the Pre-Employment Screening Program.
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
Safety Fitness Determination — In January 2016, the FMCSA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register, regarding carrier safety fitness determination. The NPRM proposed new methodologies that would have determined when a motor carrier was not fit to operate a commercial motor vehicle. Based on public feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the NPRM related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when, or under what form any such rule could be implemented. The FMCSA has also indicated that it is in the early phases of a new study on the causation of crashes. Although it remains unclear whether such a study will ultimately be completed, the results of such a study could spur further proposed and/or final rules in regards to safety and fitness.
Speed Limiting Devices
In May 2021, the Cullum Owings Large Truck Safe Operating Speed Act was reintroduced into the US House of Representatives and would require commercial motor vehicles with a gross weight of more than 26,000 pounds to be equipped with a speed limiter that would limit the vehicle's speed to no more than 65 miles per hour. Whether this legislation will ultimately become law is uncertain. While we currently govern the speed of our company tractors below these limits, such legislation could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.
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
As the FDA continues its efforts to modernize food safety, it is likely additional food safety regulations will take effect in the future. In July 2020, the FDA released its "New Era of Smarter Food Safety" blueprint, which creates a ten year roadmap to create a more digital, traceable and safer food system. This blueprint builds on the work done under the FSMA, and while it is still unclear what, if any, changes to the current governing framework may ultimately take effect, further regulation in this area could negatively affect our business by increasing our compliance obligations and related expenses going forward.
Legislation Regarding Independent Contractors
Tax and other regulatory authorities have sought in the past to assert that independent contractors in the trucking industry are employees rather than independent contractors.  Federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are also found to have violated employees' overtime or wage requirements. Most recently, the Protecting the Rights to Organize ("PRO") Act was passed by the US House of Representatives and received by the US Senate in March 2021, and remains with the Senate’s Committee on Health, Education, Labor, and Pensions. The PRO Act proposes to apply the "ABC Test" for classifying workers under Federal Fair Labor Standards Act claims. It is unknown whether the proposed legislation will become law as currently written or whether any resulting law will include industry-based exemptions. Additionally, federal legislators have sought to:
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
How AB5 will be enforced is still to be determined. In January 2021, the California Supreme Court ruled that the ABC Test could apply retroactively to all cases not yet final as of the date the original decision was rendered, April 30, 2018. While it was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association ("CTA") moves forward with its suit seeking to invalidate AB5. The Ninth Circuit Court of Appeals rejected the reasoning behind the injunction in April 2021, ruling that AB5 is not pre-empted by federal law, but granted a stay of the AB5 mandate in June 2021, preventing its application and temporarily continuing the injunction, while the CTA petitioned the US Supreme Court to review the decision. In November 2021, the US Supreme Court requested that the US solicitor general weigh in on the case. The injunction will remain in place until the US Supreme Court makes a decision on whether to hear the case. While the stay of the AB5 mandate provides temporary relief to the enforcement of AB5, it remains unclear how long such relief will last, and whether the CTA will ultimately be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.
State Wage and Hour Legislation
In December 2018, the FMCSA granted a petition filed by the American Trucking Associations and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision. In January 2021, the Ninth Circuit Court of Appeals upheld the FMCSA’s determination that federal law does preempt California's meal and rest break laws, as applied to drivers of property-carrying commercial motor vehicles. Other current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws. Both of these issues are adversely impacting the Company and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we are subject to an uneven patchwork of wage and hour laws throughout the US. If federal legislation is not passed preempting state and local wage and hour laws, we will either need to comply with the most restrictive state and local laws across our entire fleet, or revise our management systems to comply with varying state and local laws. Either solution could result in increased compliance costs, increased driver turnover, decreased efficiency, and amplified legal exposure.

Other Regulation
Executive Order
President Biden has indicated his intent to make a green infrastructure package a top priority for his administration. Any measure in furtherance thereof could draw from the Build Back Better Act (the "BBB"), which passed the US House of Representatives, but is facing resistance in the US Senate. As currently proposed, the BBB would impact transportation by allocating funds to address various industry related issues such as port congestion and traffic safety enforcement. The BBB also promotes several low-emission programs, transit services and clean energy projects, as well as funding for climate change research. It is unclear whether these legislative initiatives will be signed into law and what changes they may undergo. However, adoption and implementation could negatively impact our business by increasing our compliance obligations and related expenses. President Biden also has indicated an intention to make substantial changes to the current US tax laws during his administration, including changes to the way capital gains are treated. Any changes to US tax laws may have an adverse impact on our business and profitability.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Infrastructure Investment and Jobs Act ("IIJA")
The IIJA was signed into law by President Biden in November 2021. The roughly $1.2 trillion bill contains an estimated $550 billion in new spending, which will impact transportation. In particular, it dedicates more than $100 billion for surface transportation networks and roughly $66 billion for freight and passenger rail operations. Among provisions in the law specific to trucking is the aforementioned apprenticeship program for drivers younger than 21. It remains unclear how the IIJA will be implemented into and affect our industry. The IIJA may result in increased compliance and implementation related expenses, which could have a negative impact on our operations.
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
Regulatory Impacts from COVID-19
Given COVID-19’s considerable effect on the transportation industry, the FMCSA issued and extended various temporary responsive measures. Although, to date, these measures have largely been enacted in order to assist industry participants in operating under adverse circumstances, any further responsive measures remain unclear and could have a negative impact on our operations.
In November 2021 the US Department of Labor’s Occupational Safety and Health Administration ("OSHA") published an emergency temporary standard (the "Emergency Rule") requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work. The Emergency Rule has been blocked by the US Supreme Court. Effective January 2022, the US is prohibiting unvaccinated foreign citizens from crossing the US-Mexico border and US-Canada border. Furthermore, effective January 2022, Canada is prohibiting unvaccinated foreign citizens, including US citizens, from crossing their border. These border requirements, as well as any future vaccination, testing or mask mandates that are allowed to go into effect, could, among other things, (i) cause our unvaccinated employees (particularly our unvaccinated driving associates) to go to smaller employers, if such employers are not subject to future mandates, or leave the trucking industry, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated driving associates, (iii) result in increased costs for recruiting and retention of driving associates, including the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain driving associates. Any vaccination, testing or mask mandates that are interpreted as applying to driving associates would significantly reduce the pool of driving associates available to us and our industry, which would further impact the extreme shortage of available driving associates. Accordingly, any vaccination, testing or mask mandates, if allowed to go into effect, could have a material adverse effect on our business, financial condition, and results of operations.

Available Information
General information about the Company is provided, free of charge, regarding Knight at www.knighttrans.com and regarding Swift at www.swifttrans.com. These websites also include links to Knight-Swift's investor site, http://investor.knight-swift.com, which includes our annual reports on Form 10-K with accompanying XBRL documents, quarterly reports on Form 10-Q with accompanying XBRL documents, current reports on Form 8-K with accompanying XBRL documents, and amendments to those reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable once the material is electronically filed or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Our risks are grouped into the following risk categories:
Strategic	Operational	Compliance	Financial
*Industry and Competition	*Company Growth	*Trucking Industry Regulation	*Capital Requirements
*Market Changes	*Employees	*Environmental Regulation	*Debt
*Macroeconomic Changes	*Independent Contractors	*Insurance Regulation	*Investments
*Mergers and Acquisitions	*Vendors and Suppliers	*ESG	*Goodwill and Intangibles
*International Operations	*Customers
*Information Systems
*COVID-19

Strategic Risk
Our business is subject to economic, credit, business, and regulatory factors that are largely beyond our control, any of which could have a materially adverse effect on our results of operations.
The full truckload, LTL, intermodal, and brokerage industries are highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.
Economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the US economy is weakened. During such times, we may experience a reduction in overall freight levels and freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ freight demands.
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
We are subject to risk with respect to higher prices for new equipment for our full truckload and LTL operations. We have experienced an increase in prices for new tractors over the past few years, a significant increase in costs in recent quarters, and the resale value of the tractors has not increased to the same extent. Increased regulation has increased the cost of our new tractors and could impair equipment productivity, in some cases, resulting in lower fuel mileage, and increasing our operating expenses. Future use of autonomous tractors could increase the price of new tractors and decrease the value of used, non-autonomous tractors. We expect to continue to pay increased prices for equipment and incur additional expenses for the foreseeable future.
Furthermore, a decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet.
Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts. Currently, tractor and trailer manufacturers are experiencing significant shortages of semiconductor chips and other component parts and supplies, including steel, forcing many manufacturers to curtail or suspend their production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.
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
We are sensitive to the used equipment market and fluctuations in prices and demand for tractors and trailers. The market for used equipment is affected by several factors, including the demand for freight, the supply of new and used equipment, the availability of financing, the presence of buyers for export to foreign countries, and commodity prices for scrap metal. Declines in demand for the used equipment we sell could result in diminished sales volumes or lower used equipment sales prices, either of which could negatively affect our gains on sales of assets.
If fuel prices increase significantly, our results of operations could be adversely affected.
Our full truckload and LTL operations are dependent upon diesel fuel, and accordingly, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
Historically, acquisitions have been a part of our growth strategy. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we do not make any future acquisitions, our growth rate could be materially and adversely affected. Any future acquisitions we undertake could involve issuing dilutive equity securities or incurring indebtedness. In addition, acquisitions involve numerous risks, any of which could have a materially adverse effect on our business and results of operations, including:
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
•LTL operations are more capital intensive than full truckload operations, including the need for additional terminals and types of equipment;
•LTL operations require more human capital than full truckload operations, including the need for dock employees and maintenance technicians, both of which are difficult to recruit and retain given the tight labor market;
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
Furthermore, the continued progression and development of new business offerings are subject to risks, including, but not limited to:
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
In addition, our customers' financial difficulties could negatively impact our results of operations and financial condition, especially if these customers were to delay or default on payments to us. For our multi-year and dedicated contracts, the rates we charge may not remain advantageous. Further, despite the existence of contractual arrangements, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Our logistics operations are dependent upon the services of third-party capacity providers, including other truckload capacity providers. These third-party providers may seek other freight opportunities and may require increased compensation in times of improved freight demand or tight full truckload and LTL capacity. Most of our third-party capacity provider transportation services contracts are cancelable on 30 days' notice or less. If we are unable to secure the services of these third-parties, or if we become subject to increases in the prices we must pay to secure such services, and we are not able to obtain corresponding customer rate increases, our business, financial condition, and results of operations may be materially adversely affected.
Insurance and claims expenses could significantly reduce our earnings.
Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure, or insure through our captive insurance companies, a significant portion of our claims exposure. For a detailed discussion of our self-insurance programs, including self-insurance retention limits, please refer to Note 12 to the consolidated financial statements, included in Part II, Item 8 of this Annual Report. Higher self-insured retention levels may increase the impact of auto liability occurrences on our results of operations. We reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, and claims may ultimately prove to be more severe than our estimates. This, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates. Accordingly, ultimate results may differ materially from our estimates, which could result in losses over our reserved amounts and could materially adversely affect our financial condition and results of operations.
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
We insure certain affiliated risks through our captive insurance company, Mohave and through our risk retention group, Red Rock. Additionally, Mohave provides reinsurance to third-party insurance companies for affiliated risks insured by those third-party insurance companies. Red Rock insures a share of our automobile liability risk. The insurance and reinsurance markets are subject to market pressures. Our captive insurance companies' abilities or needs to access the reinsurance markets may involve the retention of additional risk, which could expose us to volatility in claims expenses.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Increases in driving associate compensation or difficulties attracting and retaining qualified driving associates could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.
Difficulty in attracting and retaining sufficient numbers of qualified driving associates, independent contractors, and third-party capacity providers, could have a materially adverse effect on our growth and profitability. The full truckload and LTL transportation industries are subject to a shortage of qualified driving associates. Such shortage is exacerbated during periods of economic expansion, in which there may be alternative employment opportunities, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Furthermore, capacity at driving schools may be limited by COVID-19-related social distancing requirements. Vaccination, testing, and mask mandates may reduce the pool of potential drivers. Regulatory requirements could further reduce the number of eligible driving associates. We believe our employee screening process, which includes extensive background checks and hair follicle drug testing, is more rigorous than generally employed in our industry and has decreased the pool of qualified applicants available to us. Our inability to engage a sufficient number of driving associates and independent contractors may negatively affect our operations. Further, our driving associate compensation and independent contractor expenses are subject to market conditions and we may find it necessary to increase driving associate and independent contractor contracted rates in future periods.
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
Our business depends on the efficient, stable, and uninterrupted operation of our management information and communications systems and other information technology assets (including the data contained therein). Our management information and communication systems are used in various aspects of our business. If any of our critical information or communications systems fail or become unavailable, it could temporarily affect the efficiency and effectiveness of our operations. Our operations and those of our providers are vulnerable to interruption by natural disasters, such as fires, storms, and floods, which may increase in frequency and severity due to climate change. We are also vulnerable to interruption by power loss, telecommunications failure, cyber-attacks, terrorist attacks, internet failures, and other events beyond our control. Our business and operations could be adversely affected in the event of a system failure, disruption, or security breach that causes a delay, interruption, or impairment of our services and operations.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Some of our employees work remotely, which may increase the cybersecurity risks to our business, including an increased demand for information technology resources, increased risk of phishing, and other cybersecurity attacks.
We have, and will continue to have, a portion of our employee population that works from home full-time or under flexible work arrangements, and we have provided associates with expanded remote network access options which enable them to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes us to additional cybersecurity risks. Our employees working remotely may expose us to cybersecurity risks through: (i) unauthorized access to sensitive information as a result of increased remote access, including our employees’ use of Company-owned and personal devices and videoconferencing functions and applications to remotely handle, access, discuss, or transmit confidential information, (ii) increased exposure to phishing and other scams as cybercriminals may, among other things, install malicious software on our systems and equipment and access sensitive information, and (iii) violation of international, federal, or state-specific privacy laws. We believe that the increased number of employees working remotely has incrementally increased our cyber risk profile, but we are unable to predict the extent or impacts of those risks at this time. A significant disruption of our information technology systems, unauthorized access to or loss of confidential information, or legal claims resulting from our violation of privacy laws could each have a material adverse effect on our business.
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
The global spread of COVID-19, including its variants, has created, and any other outbreaks of similar contagious diseases or other adverse public health developments could create, significant volatility, uncertainty and economic disruption. We have experienced an increase in absences among our driver and non-driver personnel due to the outbreak of COVID-19. Our operations, particularly in areas of increased COVID-19 infections could be disrupted. Furthermore, government vaccine, testing, and mask mandates could increase our turnover and make recruiting more difficult, particularly among our driver personnel. "Other Regulation" in Part I, Item 1 of this Annual Report, discusses in detail COVID-19 vaccination, testing, and mask mandates. Negative financial results, operational disruptions, driver and non-driver absences, uncertainties in the market, and a tightening of credit markets, caused by COVID-19, other similar outbreaks, or a recession, could have a material adverse effect on our liquidity, reduce credit options available to us, and adversely impact our ability to effectively meet our short- and long-term obligations.
The COVID-19 outbreak has caused uncertainty in the economy. Risks related to an economic slowdown or recession are described in our risk factor titled "Our business is subject to economic, credit, business, and regulatory factors that are largely beyond our control, any of which could have a materially adverse effect on our results of operations."
Developments related to COVID-19 have been unpredictable and the extent to which further developments could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain. Such developments may include the duration of the virus, the distribution and availability of vaccines, vaccine hesitancy, the severity of the disease, and the actions that may be taken by various governmental authorities and other third parties in response to the pandemic.

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
In addition, tractors and trailers used in our full truckload and LTL operations are affected by laws and regulations related to air emissions and fuel efficiency. "Environmental Regulation" in Part I, Item 1 of this Annual Report, provides a discussion of the environmental laws and regulations applicable to our business and operations.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.
Although our only collective bargaining agreement exists at our Mexican subsidiary, Trans-Mex, we always face the risk that our employees will try to unionize. If we entered into a collective bargaining agreement with our domestic employees, it could have a material adverse effect on our business, customer retention, financial condition, results of operations, and liquidity, and could cause significant disruption of, or inefficiencies in, our operations, because:
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
•unionization of any of our operations could lead to pressure on our LTL and full truckload employees to unionize;
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
Increasing attention on environmental, social, and governance (ESG) matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.
Companies are facing increasing attention from stakeholders relating to ESG matters, including environmental stewardship, social responsibility, and diversity and inclusion. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price.
We recently published our Sustainability Report. This report reflects our current initiatives and is not a guarantee that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy our stakeholders, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner could be negatively impacted. Similarly, our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

Financial Risk
We have significant ongoing capital requirements that could affect our profitability if our capital investments do not match customer demand for invested resources, we are unable to generate sufficient cash from operations, or we are unable to obtain financing on favorable terms.
Our full truckload and LTL operations are capital intensive, and our policy of operating newer equipment requires us to expend significant amounts on capital annually. If anticipated demand differs materially from actual usage, our capital intensive full truckload and LTL operations may have too many or too few assets. The expansion of our operations to LTL has increased and will continue to increase our capital requirements for real estate associated with LTL operations. During periods of decreased customer demand, our asset utilization may suffer, and we may be forced to sell equipment on the open market or turn in equipment under certain equipment leases in order to right-size our fleet. This could cause us to incur losses on such sales or require payments in connection with such turn-ins, particularly during times of a softer used equipment market, either of which could have a materially adverse effect on our profitability.
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
As detailed in Note 15 to the consolidated financial statements, included in Part II, Item 8 of this Annual Report, we must comply with various affirmative, negative, and financial covenants. A breach of any of these covenants could result in default or (when applicable) cross-default. Upon default under our primary credit facility, the lenders could elect to declare all outstanding amounts to be immediately due and payable, as well as terminate all commitments to extend further credit. Such actions by those lenders could cause cross-defaults with our other debt agreements. If we were unable to repay those amounts, the lenders could use the collateral granted to satisfy all or part of the debt owed to them. If the lenders accelerated our debt repayments, we might not have sufficient assets to repay all amounts borrowed.
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
We have goodwill and indefinite-lived intangible assets on our balance sheet. Given our history of acquisitions and growth objectives, our goodwill and intangible assets could grow. We periodically evaluate our goodwill and indefinite-lived intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
Changes in taxation could lead to an increase of our tax exposure and could affect the Company’s financial results.
President Biden has provided some informal guidance on what federal tax law changes he supports, such as an increase in the corporate tax rate from its current top rate of 21%. If an increase in the corporate tax rate is passed by Congress and signed into law, it could have a materially adverse effect on our financial results and financial position. At December 31, 2021, the Company has a deferred tax liability of $874.9 million. The amount of deferred tax liability is determined by using the enacted tax rates in effect for the year in which differences between the financial statement and tax basis of assets and liabilities are expected to reverse. Accordingly, our net current tax liability has been determined based on the currently enacted rate of 21%. If the current rate were increased due to legislation, it would have an immediate revaluation of our deferred tax assets and liabilities in the year of enactment. For example, an increase in the tax rate from 21% to 26% would result in the immediate increase in our net deferred tax liability of approximately $174.4 million, with a corresponding increase to income tax expense in the year of enactment to reflect the revaluation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our Knight and Swift headquarters are both located in Phoenix, Arizona. Including Knight's former headquarters location, which was re-purposed as a regional operations facility, our headquarters cover approximately 200 acres, consisting of about 300 thousand square feet of office space, 150 thousand square feet of repair and maintenance facilities, a twenty thousand square-foot driving associates' center and restaurant, an eight thousand square-foot recruiting and training center, a six thousand square-foot warehouse, a 300-space parking structure, as well as two truck wash and fueling facilities.
We have over 210 locations in the US and Mexico, including our headquarters, terminals, driving academies, and certain other locations, which are included in the table below. Our terminals may include customer service, marketing, fuel, and/or repair facilities, which are used by our Truckload, Logistics, LTL, Intermodal, and non-reportable segments. We also own or lease parcels of vacant land, drop yards, and space for temporary trailer storage for ourselves and other carriers, as well as several non-operating facilities, which are excluded from the table below. As of December 31, 2021, our aggregate monthly rent for all leased properties was approximately $1.8 million with varying terms expiring through December 2053. We believe that substantially all of our property is in good condition and our facilities have sufficient capacity to meet our current needs.
The following listing shows our logos with our corresponding company descriptions, as the logos are used to depict brand representation by location in the accompanying table:

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Logo	Brand
Knight
Swift
ACT
MME
Barr-Nunn Transportation LLC
Abilene Motor Express, LLC

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

		Owned/Leased
Location	Brand	Owned	Leased	Total
Alabama		6		6
Arizona		10	4	14
Arkansas		3	1	4
California		9	2	11
Colorado		2	1	3
Florida		15		15
Georgia		12	3	15
Idaho		2	2	4
Illinois		6	2	8
Indiana		2	2	4
Iowa		1	1	2
Kansas		2	1	3
Kentucky		2	1	3
Louisiana		6		6
Massachusetts			1	1
Mexico		4	6	10
Michigan		1		1
Minnesota		1	1	2
Mississippi		6		6
Missouri		2		2
Montana		1		1
Nevada		4	1	5
New Jersey		1		1
New Mexico		1		1
New York		3		3
North Carolina		9		9
North Dakota			5	5
Ohio		2	1	3
Oklahoma		4		4
Oregon		2		2
Pennsylvania		2	2	4
South Carolina		5	3	8
South Dakota			1	1
Tennessee		10		10
Texas		18	11	29
Utah		3		3
Virginia		2	1	3
Washington		2		2
West Virginia		1		1
Wisconsin		1	1	2
Wyoming		1		1
Total Properties		164	54	218

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 3.	LEGAL PROCEEDINGS
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
Common Stock — As of December 31, 2021, we had 165,980,401 shares of common stock outstanding. On February 15, 2022, there were 37 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by the record holders.

Dividend Policy
We have paid a quarterly cash dividend as Knight-Swift since December 27, 2017.
Our most recent dividend was declared in February of 2022 for $0.12 per share of common stock and is scheduled to be paid in March of 2022.
We currently expect to continue to pay comparable quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table shows our purchases of our common stock and the remaining amounts we are authorized to repurchase for each monthly period in the fourth quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
October 1, 2021 to October 31, 2021	73,504	$47.80	73,504	$192,825,134
November 1, 2121 to November 30, 2021	—	$—	—	$192,825,134
December 1, 2021 to December 31, 2021	—	$—	—	$192,825,134
Total	73,504	$47.80	73,504	$192,825,134

1On November 30, 2020, we announced that the Board approved the $250.0 million 2020 Knight-Swift Share Repurchase Plan, replacing the 2019 Knight-Swift Share Repurchase Plan. There is no expiration date associated with this share repurchase authorization. See Note 20 in Part II, Item 8 of this Annual Report.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Stockholders Return Performance Graph
The following graph compares the cumulative annual total return of stockholders from December 31, 2016 to December 31, 2021 of our stock relative to the cumulative total returns of the NYSE Composite index and an index of other companies within the trucking industry (NASDAQ Trucking & Transportation) over the same period. The graph assumes that the value of the investment in Swift's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2016, and tracks it through December 31, 2021. The stock price performance included in this graph is not necessarily indicative of Knight-Swift's future stock price performance.
Note: The below investment in Knight-Swift Transportation Holdings Inc. was calculated using Swift's historical stock price (SWFT), adjusted for the reverse split of 0.72, for periods prior to the 2017 Merger and calculated using Knight-Swift Transportation Holdings Inc.'s historical stock price (KNX) for periods following the 2017 Merger.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Knight-Swift Transportation Holdings Inc.
NYSE Composite
NASDAQ Trucking & Transportation

	December 31,
	2016	2017	2018	2019	2020	2021
Knight-Swift Transportation Holdings Inc.	$100.00	$129.40	$74.67	$107.53	$126.49	$185.72
NYSE Composite	100.00	118.73	108.10	135.68	145.16	175.18
NASDAQ Trucking & Transportation	100.00	123.35	110.84	133.75	137.58	165.72

ITEM 6.	RESERVED

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Executive Summary
Company Overview
Knight-Swift Transportation Holdings Inc. is one of North America's largest and most diversified freight transportation companies, providing multiple full truckload, LTL, intermodal, and logistics services. Knight-Swift uses a nationwide network of business units and terminals in the US and Mexico to serve customers throughout North America. In addition to operating one of the country's largest truckload fleets, Knight-Swift also contracts with third-party equipment providers to provide a broad range of transportation services to our customers while creating quality driving jobs for our driving associates and successful business opportunities for independent contractors. Our four reportable segments are Truckload, Logistics, LTL, and Intermodal. Additionally, we have various non-reportable segments. Refer to Note 1 and Note 25 in Part II, Item 8 of this Annual Report for descriptions of our segments.
Our objective is to operate our business with industry-leading margins and growth while providing safe, high-quality, cost-effective solutions for our customers. We continue to grow our company organically and through acquisitions. Refer to Note 1 and Note 4 in Part II, Item 8 of this Annual Report for details regarding our recent acquisitions.
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
•Our LTL business, established in 2021 through the ACT and MME acquisitions, provides our customers regional LTL transportation service through our network of approximately 100 service centers in our geographical footprint. Our LTL service also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
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
Key Financial Highlights and Operating Metrics

	2021	2020
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$5,998,019	$4,673,863
Revenue, excluding truckload and LTL fuel surcharge	$5,531,890	$4,369,207
Net income attributable to Knight-Swift	$743,388	$410,002
Diluted EPS	$4.45	$2.40
Operating ratio	83.9%	87.9%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$788,181	$466,147
Adjusted EPS [1]	$4.72	$2.73
Adjusted Operating Ratio [1]	81.5%	85.3%

Revenue equipment statistics by segment: [2]
Truckload
Average tractors [3]	18,019	18,448
Average trailers [4]	67,606	57,722
LTL
Average tractors [5]	2,735	N/A
Average trailers [6]	7,413	N/A
Intermodal
Average containers	10,847	10,604
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
3Our Truckload tractor fleet had a weighted average age of 2.5 years and 2.2 years for 2021 and 2020, respectively. Average tractors within our Truckload segment includes 16,166 and 16,379 company-owned tractors for 2021 and 2020, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

4Note that average trailers includes 6,388 trailers related to leasing activities recorded within our non-reportable segments in 2021. Our Truckload trailer fleet had a weighted average age of 8.4 years and 7.8 years for 2021 and 2020, respectively.
5Our LTL tractor fleet had a weighted average age of 4.2 years for 2021.
6Our LTL trailer fleet had a weighted average age of 7.9 years for 2021.
Market Trends and Company Performance
Our Company Trends and Outlook — During 2021, each reportable segment grew revenue while improving margins, leading to consolidated revenue growth of 26.6%, excluding truckload and LTL fuel surcharge. This contributed to a 71.1% improvement in consolidated operating income to $965.7 million in 2021, as compared to $564.4 million last year. Net Income Attributable to Knight-Swift increased by 81.3% to $743.4 million.
•Truckload — 80.9% operating ratio within our Truckload segment for the year, a 380 basis point improvement, supported by continued year-over-year revenue growth, with six consecutive quarters of revenue growth year-over-year.
•Logistics — 88.5% operating ratio within our Logistics segment this year. Load count grew by 51.5%, leading to a 118.8 % increase in revenue, excluding intersegment transactions.
•LTL — 92.1% operating ratio, which includes the results of ACT, from July 5, 2021 through December 31, 2021, as well as the results of MME from December 6, 2021 through December 31, 2021. On a proforma annualized basis, the LTL segment represents approximately 14% of consolidated revenue, excluding truckload and LTL fuel surcharge.
•Intermodal — 90.8% operating ratio within our Intermodal segment, a 940 basis point improvement with year-over-year revenue growth of 17.2%.
We anticipate that depreciation and amortization expense will increase and rental expense will correspondingly decrease, as a percentage of revenue excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment in 2022. With significant tightening in the insurance markets, we may also experience changes in premiums, retention limits, and excess coverage limits in the remainder of 2022. While fuel expense is generally offset by fuel surcharge revenue, our fuel expense, net of fuel surcharge revenue may increase in the future.
We expect that our acquisitions of ACT and MME will have a significant impact on future financial results, including an overall increase in operating revenues and expenses.
Market Trends and Outlook — On a year-over-year basis, the US gross domestic product, which is the broadest measure of goods and services produced across the economy, increased by 5.7%1 in 2021, as compared to a 3.4%1 decrease in 2020. The year-over-year improvement was primarily driven by an increase in consumer spending, as the economic impacts of the pandemic began to subside and the economy showed signs of recovery. The national unemployment rate was 3.9%2 as of December 31, 2021, as compared to 6.7%2 as of December 31, 2020. Early estimates of the full-year 2021 US employment cost index indicate a year-over-year increase of 4.0%2 and a sequential increase of 1.0%2.
From a freight market perspective, we are encouraged by the continued strength in freight demand; however, demand may be difficult to predict for full-year 2022. Our expectations for the 2022 market include the following:
•Within the full truckload and LTL markets, we expect strong demand and constrained capacity throughout the year.
•Industry capacity expansion continues to be limited by manufacturing constraints.
•Sourcing and retaining drivers will remain challenging and lead to additional driver wage inflation.
•Inflationary pressure on equipment, maintenance, labor and other cost items.
•The above factors should continue to support a favorable rate environment, which we expect will result in double-digit full truckload contract rate increases.
•Strong demand for power-only opportunities.
•Strong used equipment market.
_________
1 bea.gov
2 bls.gov

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Notes regarding presentation: A discussion of changes in our results of operations from 2019 to 2020 has been omitted from this Annual Report, but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Annual Report filed with the SEC on February 25, 2021.
In accordance with accounting treatment applicable to each of our recent acquisitions, Knight-Swift's reported results do not include the operating results of the acquired entities prior to the respective acquisition dates. Accordingly, comparisons between the Company's 2021 results and prior periods may not be meaningful. Refer to Note 1 in Part II, Item 8 of this Annual Report for a list of our recent acquisitions.
Operating Results: 2021 Compared to 2020 — The $333.4 million increase in net income attributable to Knight-Swift to $743.4 million in 2021 from $410.0 million in 2020, includes the following:
•Contributor — $205.9 million increase in operating income within our Truckload segment driven by a 21.1% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, partially offset by a 10.3% decrease in total miles per tractor.
•Contributor — $73.7 million increase in operating income within our Logistics segment driven by a 51.5% increase in load counts, and a 44.4% increase in revenue per load.
•Contributor — $31.2 million of operating income through ACT and MME activities, recognized within our LTL segment in 2021.
•Contributor — $43.0 million increase in operating income within our Intermodal segment driven by a 21.8% increase in revenue per load, partially offset by a 3.7% decrease in load count.
•Contributor — $47.5 million improvement in operating results within our non-reportable segments, driven by revenue growth of 62.2% related to our expanded services to third-party carriers.
•Contributor — $17.7 million improvement in "Other income, net," primarily due to unrealized gains recognized from our investment in Embark and an increase in unrealized gains recognized from other investments within our portfolio.
•Offset — $81.2 million increase in consolidated income tax expense, primarily due to an increase in income before income taxes which was partially offset by a reduction in the state deferred tax liability due to our recent acquisitions and adjustments to state tax rates and apportionment. All these factors resulted in a 2021 effective tax rate of 23.7% and a 2020 effective tax rate of 26.7%.
See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.
2021 Liquidity and Capital — During 2021, we generated $1.2 billion in operating cash flows, we paid down $48.2 million in cash on our operating lease liabilities (gross of $73.8 million of lease modifications and leases obtained through acquisitions), paid down our finance lease liabilities by $108.2 million, used $282.0 million for capital expenditures (net of equipment sales proceeds), spent $1.5 billion on four acquisitions (net of cash balances acquired), and returned $57.2 million in share repurchases and $63.5 million in dividends to our stockholders. We ended the year with $261.0 million in unrestricted cash and cash equivalents, $260.0 million outstanding on the 2021 Revolver, $1.2 billion outstanding on the 2021 Term Loans, and $6.5 billion of stockholders' equity. We remain committed to a strong capital structure.
We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants.
See discussion under "Liquidity and Capital Resources" for additional information.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, Logistics, LTL, and Intermodal, as well as certain non-reportable segments. Refer to Note 25 in Part II, Item 8 of this Annual Report for descriptions of our segments. Refer to Part I, Item 1, "Business – Our Mission and Company Strategy" of this Annual Report for discussion related to our segment operating strategies.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	2021		2020
Revenue:	(Dollars in thousands)
Truckload	$4,098,005	68.3%	$3,786,030	81.0%
Logistics	$817,003	13.6%	$375,841	8.0%
LTL	$396,308	6.6%	$—	—%
Intermodal	$458,867	7.7%	$391,462	8.4%
Subtotal	$5,770,183	96.2%	$4,553,333	97.4%
Non-reportable segments	$306,414	5.1%	$188,882	4.0%
Intersegment eliminations	$(78,578)	(1.3%)	$(68,352)	(1.4%)
Total revenue	$5,998,019	100.0%	$4,673,863	100.0%

	2021		2020
Operating income (loss):	(Dollars in thousands)
Truckload	$784,436	81.2%	$578,512	102.5%
Logistics	$93,920	9.7%	$20,245	3.6%
LTL	$31,169	3.2%	$—	—%
Intermodal	$42,060	4.4%	$(943)	(0.2%)
Subtotal	$951,585	98.5%	$597,814	105.9%
Non-reportable segments	$14,112	1.5%	$(33,376)	(5.9%)
Operating income	$965,697	100.0%	$564,438	100.0%

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

Operating Statistic	Relevant Segment(s)	Description
Average Revenue per Tractor	Truckload	Measures productivity and represents revenue (excluding fuel surcharge and intersegment transactions) divided by average tractor count
Total Miles per Tractor	Truckload	Total miles (including loaded and empty miles) a tractor travels on average
Average Length of Haul	Truckload, LTL	Average miles traveled with loaded trailer cargo per order
Non-paid Empty Miles Percentage	Truckload	Percentage of miles without trailer cargo
Shipments per Day	LTL	Average number of shipments completed each business day
Weight per Shipment	LTL	Total weight (in pounds) divided by total shipments
Revenue per shipment	LTL	Total revenue divided by total shipments
Revenue xFSR per shipment	LTL	Total revenue, excluding fuel surcharge, divided by total shipments
Revenue per hundredweight	LTL	Measures yield and is calculated as total revenue divided by total weight (in pounds) times 100
Revenue xFSR per hundredweight	LTL	Total revenue, excluding fuel surcharge, divided by total weight (in pounds) times 100
Average Tractors	Truckload, LTL, Intermodal	Average tractors in operation during the period, including company tractors and tractors provided by independent contractors
Average Trailers	Truckload, LTL	Average trailers in operation during the period
Average Revenue per Load	Logistics, Intermodal	Total revenue (excluding intersegment transactions) divided by load count
Gross Margin Percentage	Logistics	Logistics gross margin (revenue, excluding intersegment transactions, less purchased transportation expense, excluding intersegment transactions) as a percentage of logistics revenue, excluding intersegment transactions
Average Containers	Intermodal	Average containers in operation during the period
GAAP Operating Ratio	Truckload, Logistics, LTL, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Calculated as operating expenses as a percentage of total revenue, or the inverse of operating margin
Non-GAAP: Adjusted Operating Ratio	Truckload, Logistics, LTL, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Consolidated and segment Adjusted Operating Ratios are reconciled to their corresponding GAAP operating ratios under "Non-GAAP Financial Measures," below

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Truckload Segment
We generate revenue in the Truckload segment primarily through irregular route, dedicated, refrigerated, flatbed, expedited, and cross-border service offerings, with 13,058 irregular route tractors and 4,961 dedicated route tractors in use during 2021. Generally, we are paid a predetermined rate per mile or per load for our trucking services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Truckload segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	2021	2020	2021 vs. 2020
	(Dollars in thousands, except per tractor data)		Increase (decrease)
Total revenue	$4,098,005	$3,786,030	8.2%
Revenue, excluding fuel surcharge and intersegment transactions	$3,681,271	$3,480,621	5.8%
GAAP: Operating income	$784,436	$578,512	35.6%
Non-GAAP: Adjusted Operating Income [1]	$785,772	$593,085	32.5%
Average revenue per tractor [2]	$204,299	$188,672	8.3%
GAAP: Operating ratio [2]	80.9%	84.7%	(380	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	78.7%	83.0%	(430	bps)
Non-paid empty miles percentage [2]	13.4%	13.1%	30	bps
Average length of haul (miles) [2]	403	425	(5.2%)
Total miles per tractor [2]	81,629	90,993	(10.3%)
Average tractors 2 3	18,019	18,448	(2.3%)
Average trailers 2 4	67,606	57,722	17.1%
1Refer to "Non-GAAP Financial Measures" below.
2Defined within "Operating Statistics" above.
3Includes 16,166 and 16,379 company-owned tractors for 2021 and 2020, respectively.
4Includes 6,388 trailers related to our leasing activities recognized within the non-reportable segments for 2021.
2021 Compared to 2020 — The Adjusted Operating Ratio improved by 430 basis points to 78.7% in 2021, leading to a 32.5% improvement in Adjusted Operating Income. We grew revenue, excluding fuel surcharge and intersegment transactions by 5.8% in 2021. Shipping demand remains strong, leading to more project business opportunities this year, which contributed to a 21.1% increase in revenue per loaded mile, excluding fuel surcharge and intersegment transactions. Total miles per tractor decreased by 10.3%, due in part to a 5.2% shorter length of haul.

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

	2021	2020	2021 vs. 2020
	(Dollars in thousands, except per load data)		Increase (decrease)
Total revenue	$817,003	$375,841	117.4%
Revenue, excluding intersegment transactions	$798,689	$365,099	118.8%
GAAP: Operating income	$93,920	$20,245	363.9%
Non-GAAP: Adjusted Operating Income 1 2	$94,685	$20,245	367.7%
Revenue per load [2]	$2,439	$1,689	44.4%
Gross margin percentage [2]	18.1%	14.5%	360	bps
GAAP: Operating ratio [2]	88.5%	94.6%	(610	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	88.1%	94.5%	(640	bps)
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics" above.
2021 Compared to 2020 — Demand for our logistics service offering continued to grow throughout the year, as we continue to leverage our fleet of approximately 70,000 trailers for our Power-only service offering. Logistics revenue, excluding intersegment transactions increased 118.8% as we grew load count by 51.5%, while increasing revenue per load by 44.4%. The Adjusted Operating Ratio improved to 88.1%, resulting in a 367.7% increase in Adjusted Operating Income. Gross margin was 18.1% in 2021, compared to 14.5% in 2020.
Within our Power-only service offering, which excludes the operations of our intermodal, drayage, and port services, revenue grew by 314.3% as a result of a 104.2% increase in load volumes. Our Power-only service offering represented approximately 32.8% of brokerage load volumes during 2021. During 2021, through our Select platform, we digitally matched an average of approximately 5,500 carriers per quarter to available loads.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment
Our LTL segment was established in 2021 by the ACT and MME acquisitions and consists of regional motor carriers headquartered in Dothan, Alabama and Bismarck, North Dakota. We provide regional direct service and serve our customers' national transportation needs by utilizing key partner carriers for coverage areas outside of our network. We primarily generate revenue by transporting freight for our customers through our core LTL services.
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
Note: In accordance with the accounting treatment applicable to the ACT and MME acquisitions, the LTL segment's reported results do not include the operating results of the acquired entities prior to the respective acquisition dates.

2021
(Dollars in thousands, except per shipment and per hundredweight data)
Total revenue	$396,308
Revenue, excluding fuel surcharge	$345,785
GAAP: Operating income	$31,169
Non-GAAP: Adjusted Operating Income [1]	$38,293
GAAP: Operating ratio [2]	92.1%
Non-GAAP: Adjusted Operating Ratio 1 2	88.9%
Shipments per day [2]	16,438
Weight per shipment [2]	1,111
Average length of haul (miles) [2]	518
Revenue per shipment [2]	$161.66
Revenue xFSR per shipment [2]	$141.57
Revenue per hundredweight [2]	$14.55
Revenue xFSR per hundredweight [2]	$12.75
Average tractors 2 3	2,735
Average trailers 2 4	7,413
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Includes 667 tractors from ACT's and MME's dedicated and other businesses for 2021.
4Includes 860 trailers from ACT's and MME's dedicated and other businesses for 2021.
Our LTL segment operates across approximately 100 facilities with a door count of over 4,200. We generated $345.8 million in revenue, excluding fuel surcharge and an 88.9% Adjusted Operating Ratio during 2021 within the LTL segment. Revenue, excluding fuel surcharge, per hundredweight was $12.75, while revenue per shipment, excluding fuel surcharge, was $141.57.

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

	2021	2020	2021 vs. 2020
	(Dollars in thousands, except per load data)		Increase (decrease)
Total revenue	$458,867	$391,462	17.2%
Revenue, excluding intersegment transactions	$458,583	$391,098	17.3%
GAAP: Operating income (loss)	$42,060	$(943)	4,560.2%
Non-GAAP: Adjusted Operating Income (Loss) 1 2	$42,060	$(830)	5,167.5%
Average revenue per load [2]	$2,852	$2,342	21.8%
GAAP: Operating ratio [2]	90.8%	100.2%	(940	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	90.8%	100.2%	(940	bps)
Load count	160,774	166,977	(3.7%)
Average tractors 2 3	597	577	3.5%
Average containers [2]	10,847	10,604	2.3%
1Refer to "Non-GAAP Financial Measures" below.
2Defined within "Operating Statistics" above.
3Includes 543 and 518 company-owned tractors for 2021 and 2020, respectively.
2021 Compared to 2020 — Revenue grew by 17.2% while the Adjusted Operating Ratio improved from 100.2% in 2020 to 90.8% in 2021, resulting in a $42.9 million increase in Adjusted Operating Income. Continued rail congestion and rail allocations resulted in a reduction of load count, but contributed to a 21.8% increase in revenue per load.
We anticipate operational improvements in cost structure and network design as we continue to transition to a new western rail partner in the first quarter of 2022. To position Intermodal for continued growth, we are in the process of growing our container count and plan to add approximately 2,000 containers during the year. Our long-term structural improvements in the margins of our business are ultimately expected to lead to an Adjusted Operating Ratio in the high-80s to mid-90s. We expect load volumes to increase in the back half of the year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-reportable Segments
The non-reportable segments include support services provided to our customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, warehousing, and certain driving academy activities, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and $46.1 million in annual amortization of intangibles related to the 2017 Merger and various acquisitions).

	2021	2020	2021 vs. 2020
	(Dollars in thousands)		Increase (decrease)
Total revenue	$306,414	$188,882	62.2%
Operating income (loss)	$14,112	$(33,376)	142.3%
2021 Compared to 2020 — Strong demand for the services within our non-reportable segments led to 62.2% revenue growth, which resulted in operating income improving by 142.3%. The revenue growth was primarily related to expanded services to third-party carriers (including insurance through Iron Truck Services), increased demand for our equipment leasing services, and revenue improvement within our warehousing activities. In 2020, profitability was negatively impacted by the $6.7 million of expense associated with the change in fair value of a deferred earnout related to the 2020 acquisition of a warehousing company and a $4.0 million impairment of an investment related to alternative fuel technology.

Results of Operations — Consolidated Operating and Other Expenses
Consolidated Operating Expenses
The following tables present certain operating expenses from our consolidated statements of comprehensive income, including each operating expense as a percentage of total revenue and as a percentage of revenue, excluding truckload and LTL fuel surcharge. Truckload and LTL fuel surcharge revenue can be volatile and is primarily dependent upon the cost of fuel, rather than operating expenses unrelated to fuel. Therefore, we believe that revenue, excluding truckload and LTL fuel surcharge is a better measure for analyzing many of our expenses and operating metrics.
Note: In accordance with accounting treatment applicable to each of our recent acquisitions, Knight-Swift's reported results do not include the operating results of the acquired entities prior to the respective acquisition dates. Accordingly, comparisons between the Company's 2021 results and prior periods may not be meaningful. Refer to Note 1 in Part II, Item 8 of this Annual Report for a list of our recent acquisitions.

	2021	2020	2021 vs. 2020
	(Dollars in thousands)		Increase (decrease)
Salaries, wages, and benefits	$1,771,772	$1,483,188	19.5%
% of total revenue	29.5%	31.7%	(220	bps)
% of revenue, excluding truckload and LTL fuel surcharge	32.0%	33.9%	(190	bps)
Salaries, wages, and benefits expense is primarily affected by the total number of miles driven by company driving associates, the rates we pay our company driving associates, and employee benefits, including healthcare, workers' compensation and other benefits. To a lesser extent, non-driver employee headcount, compensation, and benefits affect this expense. Driving associate wages represent the largest component of salaries, wages, and benefits expense.
Several ongoing market factors have reduced the pool of available driving associates, contributing to a challenging driver sourcing market, which we believe will continue. Having a sufficient number of qualified driving associates is our biggest headwind, although we continue to seek ways to attract and retain qualified driving associates, including heavily investing in our recruiting efforts, our driving academies, technology, our equipment, and terminals that improve the experience of driving associates. We expect driving associate pay to remain inflationary, which we expect will result in additional driving associate pay increases in the future, thereby increasing our salaries, wages, and benefits expense.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2021 Compared to 2020 — The increase in consolidated salaries, wages, and benefits includes $222.8 million from the results of ACT. The remaining increase pertained to driving associate pay rates and non-driver salaries and wages, partially offset by an 11.6% decrease in miles driven by company driving associates, excluding ACT.

	2021	2020	2021 vs. 2020
	(Dollars in thousands)		Increase (decrease)
Fuel	$546,256	$416,307	31.2%
% of total revenue	9.1%	8.9%	20	bps
% of revenue, excluding truckload and LTL fuel surcharge	9.9%	9.5%	40	bps
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
2021 Compared to 2020 — The increase in consolidated fuel expense includes $33.7 million of fuel expense from ACT's results. The remaining difference is primarily due to an increase in the average DOE fuel price to $3.29 per gallon in 2021 from $2.56 per gallon in 2020, partially offset by an 11.6% reduction in the total miles driven by company driving associates, excluding ACT.

	2021	2020	2021 vs. 2020
	(Dollars in thousands)		Increase (decrease)
Operations and maintenance	$313,505	$275,290	13.9%
% of total revenue	5.2%	5.9%	(70	bps)
% of revenue, excluding truckload and LTL fuel surcharge	5.7%	6.3%	(60	bps)
Operations and maintenance expense consists of direct operating expenses, such as driving associate hiring and recruiting expenses, equipment maintenance, and tire expense. Operations and maintenance expenses are primarily affected by the age of our company-owned fleet of tractors and trailers and the miles driven. We expect the driver market to remain competitive in 2022, which could increase future driving associate development and recruiting costs and negatively affect our operations and maintenance expense. We expect to continue refreshing our fleet in the coming quarters to maintain or improve the average age of our equipment.
2021 Compared to 2020 — The increase in consolidated operations and maintenance expense includes $18.8 million in operations and maintenance expense from ACT's results. The remaining increase was attributed to higher driving associate hiring expenses and was partially offset by the decrease in miles driven by company driving associates discussed above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2021	2020	2021 vs. 2020
	(Dollars in thousands)		Increase (decrease)
Insurance and claims	$275,378	$192,840	42.8%
% of total revenue	4.6%	4.1%	50	bps
% of revenue, excluding truckload and LTL fuel surcharge	5.0%	4.4%	60	bps
Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, our level of self-insurance, and premium expense. In recent years, insurance carriers have raised premiums for many businesses, including transportation companies, and as a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention limits or reduce excess coverage limits when our policies are renewed or replaced. In 2021, we expanded our insurance offerings to third-party carriers, earning additional premium revenues, which were partially offset by increased insurance reserves. Insurance and claims expense also varies based on the number of miles driven by company driving associates and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in large, prior-year claims. In future periods, our higher self-insured retention limits or lower excess coverage limits may cause increased volatility in our consolidated insurance and claims expense.
2021 Compared to 2020 — Consolidated insurance and claims expense increased partially due to the inclusion of $15.8 million of insurance and claims expense from ACT's results. The remaining increase was primarily due to insurance reserves incurred through our third-party carrier insurance program.

	2021	2020	2021 vs. 2020
	(Dollars in thousands)		Increase (decrease)
Operating taxes and licenses	$98,784	$87,422	13.0%
% of total revenue	1.6%	1.9%	(30	bps)
% of revenue, excluding truckload and LTL fuel surcharge	1.8%	2.0%	(20	bps)
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
2021 Compared to 2020 — The increase in consolidated operating taxes and licenses expense is primarily due to the inclusion of $13.5 million of operating taxes and licenses expense from ACT's results.

	2021	2020	2021 vs. 2020
	(Dollars in thousands)		Increase (decrease)
Communications	$22,486	$19,596	14.7%
% of total revenue	0.4%	0.4%	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	0.4%	0.4%	—	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
2021 Compared to 2020 — The increase in consolidated communications expense is primarily due to the inclusion of $2.0 million of communications expense from ACT's results.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2021	2020	2021 vs. 2020
	(Dollars in thousands)		Increase (decrease)
Depreciation and amortization of property and equipment	$522,596	$460,775	13.4%
% of total revenue	8.7%	9.9%	(120	bps)
% of revenue, excluding truckload and LTL fuel surcharge	9.4%	10.5%	(110	bps)
Depreciation relates primarily to our owned tractors, trailers, buildings, ELDs, other communication units, and other similar assets. Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment, the relative percentage of owned versus leased equipment, and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations. Depreciation can also be affected by the cost of used equipment that we sell or trade, and the replacement of older used equipment. Management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.
2021 Compared to 2020 — The increase in consolidated depreciation and amortization of property and equipment includes $24.8 million of expense from ACT's results. The remaining increase is primarily due to an increase in owned versus leased equipment.
We expect consolidated depreciation and amortization of property and equipment to increase both in total and as a percentage of consolidated revenue, excluding truckload and LTL fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in 2022.

	2021	2020	2021 vs. 2020
	(Dollars in thousands)		Increase (decrease)
Amortization of intangibles	$55,299	$45,895	20.5%
% of total revenue	0.9%	1.0%	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	1.0%	1.1%	(10	bps)
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, ACT Acquisition and other acquisitions. See Note 4 and Note 10 in Part II, Item 8, of this Annual Report for further details regarding the Company's intangible assets, historical amortization, and anticipated future amortization.
2021 Compared to 2020 — The increase in consolidated amortization of intangibles for 2021 is attributed to the ACT, MME, UTXL, and Eleos acquisitions in 2021. See Note 4 in Part II, Item 8, of this Annual Report for more details regarding our acquisitions.

	2021	2020	2021 vs. 2020
	(Dollars in thousands)		Increase (decrease)
Rental expense	$55,161	$86,640	(36.3%)
% of total revenue	0.9%	1.9%	(100	bps)
% of revenue, excluding truckload and LTL fuel surcharge	1.0%	2.0%	(100	bps)
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.
2021 Compared to 2020 — The decrease in consolidated rental expense was primarily due to increasing our ratio of owned versus leased equipment.
We expect consolidated rental expense to continue to decrease both in total and as a percentage of consolidated revenue, excluding truckload and LTL fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2021	2020	2021 vs. 2020
	(Dollars in thousands)		Increase (decrease)
Purchased transportation	$1,320,888	$936,649	41.0%
% of total revenue	22.0%	20.0%	200	bps
% of revenue, excluding truckload and LTL fuel surcharge	23.9%	21.4%	250	bps
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
2021 Compared to 2020 — The increase in consolidated purchased transportation expense is primarily due to payments made to third-party carriers, partially offset by a 14.0% decrease in miles driven by independent contractors.
We expect consolidated purchased transportation will increase as a percentage of revenue if we grow our logistics and intermodal businesses faster than our full truckload and LTL businesses. The increase could be partially offset if independent contractors exit the market due to regulatory changes.

	2021	2020	2021 vs. 2020
	(Dollars in thousands)		Increase (decrease)
Impairments	$299	$5,335	(94.4%)
2021 Compared to 2020 — In 2021, we incurred impairment charges associated with revenue equipment held for sale and trailer tracking systems (within our Truckload and non-reportable segments). During 2020, impairments were related to investments in certain alternative fuel technology (within the non-reportable segments), certain tractors (within the Truckload segment), certain legacy trailers (within the non-reportable segments) as a result of a softer used equipment market, and trailer tracking equipment (within the Truckload segment).

	2021	2020	2021 vs. 2020
	(Dollars in thousands)		Increase (decrease)
Miscellaneous operating expenses	$49,898	$99,488	(49.8%)
Miscellaneous operating expenses primarily consists of legal and professional services fees, general and administrative expenses, and other costs, net of gain on sales of equipment.
2021 Compared to 2020 — Net consolidated miscellaneous operating expenses includes $16.9 million of additional expense in 2021 from ACT's operating results. Excluding the results of ACT, the expense decreased by $66.5 million, primarily due to a year-over-year increase in gain on sales of equipment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Consolidated Other Expenses, net
The following table summarizes fluctuations in certain non-operating expenses, included in our consolidated statements of comprehensive income:

	2021	2020	2021 vs. 2020
	(Dollars in thousands)		Increase (decrease)
Interest income	$(1,173)	$(1,928)	(39.2%)
Interest expense	$21,140	$17,309	22.1%
Other income, net	$(28,905)	$(11,254)	156.8%
Income tax expense	$230,887	$149,676	54.3%
Interest income — Interest income includes interest earned from financing revenue equipment to independent contractors, as well as interest earned from our investments.
2021 Compared to 2020 — The decrease in consolidated interest income is primarily due to the rebalancing of our portfolio to cash and cash equivalents investments, due to lower yields from other types of short-term investments during 2021.
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs.
2021 Compared to 2020 — Consolidated interest expense increased due to higher overall debt balances from the 2021 Debt Agreement which was entered into on September 3, 2021 and replaced the July 2021 Term Loan and 2017 Debt Agreement. See Note 15 in Part II, Item 8 of this Annual Report for further information related to the 2021 Debt Agreement and related interest rates and deferred loan costs.
Other income, net — Other income, net is primarily comprised of income from unrealized gains and (losses) from our various equity investments, including our Embark and TRP investments, as well as certain other non-operating income and expense items that may arise outside of the normal course of business. See Note 6 in Part II, Item 8, of this Annual Report.
2021 Compared to 2020 — The increase in consolidated other income is primarily due to unrealized gains recognized from our investment in Embark and an increase in unrealized gains recognized from other investments within our portfolio.
Income tax expense — In addition to the discussion below, Note 13 in Part II, Item 8 of this Annual Report provides further analysis related to income taxes.
2021 Compared to 2020 — The increase in consolidated income tax expense was primarily due to an increase in income before income taxes which was partially offset by a reduction in the state deferred tax liability due to our recent acquisitions and adjustments to state tax rates and apportionment. All these factors resulted in a 2021 effective tax rate of 23.7% and a 2020 effective tax rate of 26.7%.

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
Note regarding presentation: A discussion in changes in our results of operations from 2019 to 2020 has been omitted from this Annual Report, but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Annual Report filed with the SEC on February 25, 2021.
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	2021	2020
	(Dollars in thousands)
GAAP: Net income attributable to Knight-Swift	$743,388	$410,002
Adjusted for:
Income tax expense attributable to Knight-Swift	230,887	149,676
Income before income taxes attributable to Knight-Swift	974,275	559,678
Amortization of intangibles [1]	55,299	45,895
Change in fair value of deferred earnout [2]	—	6,730
Impairments [3]	299	5,335
Legal accruals [4]	(2,481)	6,160
COVID-19 incremental costs [5]	—	12,259
Transaction fees [6]	4,445	—
Write-off of deferred debt issuance costs [7]	1,024	—
Adjusted income before income taxes	1,032,861	636,057
Provision for income tax expense at effective rate	(244,680)	(169,910)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$788,181	$466,147

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	2021	2020
GAAP: Earnings per diluted share	$4.45	$2.40
Adjusted for:
Income tax expense attributable to Knight-Swift	1.38	0.88
Income before income taxes attributable to Knight-Swift	5.83	3.28
Amortization of intangibles [1]	0.33	0.27
Change in fair value of deferred earnout [2]	—	0.04
Impairments [3]	—	0.03
Legal accruals [4]	(0.01)	0.04
COVID-19 incremental costs [5]	—	0.07
Transaction fees [6]	0.03	—
Write-off of deferred debt issuance costs [7]	0.01	—
Adjusted income before income taxes	6.18	3.73
Provision for income tax expense at effective rate	(1.46)	(1.00)
Non-GAAP: Adjusted EPS	$4.72	$2.73

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger, the July 5, 2021 ACT Acquisition, and other acquisitions.
2"Change in fair value of deferred earnout" reflects the expense for the change in fair value of a deferred earnout related to the acquisition of a warehousing company, which is recorded in "Miscellaneous operating expenses."
3"Impairments" reflects the following non-cash impairments:
•During 2021, impairments related to certain revenue equipment held for sale (within the non-reportable segments and the Truckload segment);
•During 2020, impairments related to investments in certain alternative fuel technology (within the non-reportable segments), certain tractors (within the Truckload segment), certain legacy trailers (within the non-reportable segments) as a result of a softer used equipment market, and trailer tracking equipment (within the Truckload segment).
4"Legal accruals" are included in "Miscellaneous operating expenses" in the consolidated statements of comprehensive income and reflect the following:
•During 2021, the reversal of an accrued legal matter previously identified as probable in 2019 was based on a recent decision of the appellate court, resulting in a change to a remote likelihood that a loss was incurred. Additional 2021 legal costs relate to certain class action lawsuits arising from employee and contract related matters.
•During 2020, costs related to certain class action lawsuits arising from employee and contract related matters.
5"COVID-19 incremental costs" reflects costs incurred during 2020 that were directly attributable to the pandemic and were incremental to those incurred prior to the outbreak. These include payroll premiums paid to our driving associates and shop mechanics, additional disinfectants and cleaning supplies, and various other pandemic-specific items. The costs are clearly separable from our normal business operations and are not expected to recur once the pandemic subsides.
6"Transaction fees" consisted of legal and professional fees associated with the acquisitions of UTXL, ACT, and MME. The transaction fees are included within "Miscellaneous operating expenses" in the consolidated statements of comprehensive income.
7"Write-off of deferred debt issuance costs" was incurred from replacing the 2017 Debt Agreement with the 2021 Debt Agreement.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	2021	2020
GAAP Presentation	(Dollars in thousands)
Total revenue	$5,998,019	$4,673,863
Total operating expenses	(5,032,322)	(4,109,425)
Operating income	$965,697	$564,438
Operating ratio	83.9%	87.9%

Non-GAAP Presentation
Total revenue	$5,998,019	$4,673,863
Truckload and LTL fuel surcharge	(466,129)	(304,656)
Revenue, excluding truckload and LTL fuel surcharge	5,531,890	4,369,207

Total operating expenses	5,032,322	4,109,425
Adjusted for:
Truckload and LTL fuel surcharge	(466,129)	(304,656)
Amortization of intangibles [1]	(55,299)	(45,895)
Change in fair value of deferred earnout [2]	—	(6,730)
Impairments [3]	(299)	(5,335)
Legal accruals [4]	2,481	(6,160)
COVID-19 incremental costs [5]	—	(12,259)
Transaction fees [6]	(4,445)	—
Adjusted Operating Expenses	4,508,631	3,728,390
Adjusted Operating Income	$1,023,259	$640,817
Adjusted Operating Ratio	81.5%	85.3%
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
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
4See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 4.
5See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.
6See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 6.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Truckload Segment

	2021	2020
GAAP Presentation	(Dollars in thousands)
Total revenue	$4,098,005	$3,786,030
Total operating expenses	(3,313,569)	(3,207,518)
Operating income	$784,436	$578,512
Operating ratio	80.9%	84.7%

Non-GAAP Presentation
Total revenue	$4,098,005	$3,786,030
Fuel surcharge	(415,606)	(304,656)
Intersegment transactions	(1,128)	(753)
Revenue, excluding fuel surcharge and intersegment transactions	3,681,271	3,480,621

Total operating expenses	3,313,569	3,207,518
Adjusted for:
Fuel surcharge	(415,606)	(304,656)
Intersegment transactions	(1,128)	(753)
Amortization of intangibles [1]	(1,295)	(1,296)
Impairments [2]	(41)	(1,131)
COVID-19 incremental costs [3]	—	(12,146)
Adjusted Operating Expenses	2,895,499	2,887,536
Adjusted Operating Income	$785,772	$593,085
Adjusted Operating Ratio	78.7%	83.0%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in historical Knight acquisitions.
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Logistics Segment

	2021	2020
GAAP Presentation	(Dollars in thousands)
Total revenue	$817,003	$375,841
Total operating expenses	(723,083)	(355,596)
Operating income	$93,920	$20,245
Operating ratio	88.5%	94.6%

Non-GAAP Presentation
Total revenue	$817,003	$375,841
Intersegment transactions	(18,314)	(10,742)
Revenue, excluding intersegment transactions	798,689	365,099

Total operating expenses	723,083	355,596
Adjusted for:
Intersegment transactions	(18,314)	(10,742)
Amortization of intangibles [1]	(765)	—
Adjusted Operating Expenses	704,004	344,854
Adjusted Operating Income	$94,685	$20,245
Adjusted Operating Ratio	88.1%	94.5%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the UTXL acquisition.
LTL Segment

2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$396,308
Total operating expenses	(365,139)
Operating income	$31,169
Operating ratio	92.1%

Non-GAAP Presentation
Total revenue	$396,308
Fuel surcharge	(50,523)
Revenue, excluding fuel surcharge and intersegment transactions	345,785

Total operating expenses	365,139
Adjusted for:
Fuel surcharge	(50,523)
Amortization of intangibles [1]	(7,124)
Adjusted Operating Expenses	307,492
Adjusted Operating Income	38,293
Adjusted Operating Ratio	88.9%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT Acquisition and MME Acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	2021	2020
GAAP Presentation	(Dollars in thousands)
Total revenue	$458,867	$391,462
Total operating expenses	(416,807)	(392,405)
Operating income (loss)	$42,060	$(943)
Operating ratio	90.8%	100.2%

Non-GAAP Presentation
Total revenue	$458,867	$391,462
Intersegment transactions	(284)	(364)
Revenue, excluding intersegment transactions	458,583	391,098

Total operating expenses	416,807	392,405
Adjusted for:
Intersegment transactions	(284)	(364)
COVID-19 incremental costs [1]	—	(113)
Adjusted Operating Expenses	416,523	391,928
Adjusted Operating Income (Loss)	$42,060	$(830)
Adjusted Operating Ratio	90.8%	100.2%
1See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.
Non-GAAP Reconciliation: Free cash flow

2021

GAAP: Cash flows from operations	$1,190,153
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	252,080
Purchases of property and equipment	(534,096)
Non-GAAP: Free cash flow	$908,137

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
The following table presents our available sources of liquidity as of December 31, 2021:

Source:	Amount
(In thousands)
Cash and cash equivalents, excluding restricted cash	$261,001
Availability under 2021 Revolver, due September 2026 [1]	775,969
Availability under 2021 RSA, due April 2024 [2]	55,700
Availability under 2021 Prudential Notes, issuance ending October 2023 [3]	80,000
Total unrestricted liquidity	$1,172,670
Cash and cash equivalents – restricted [4]	89,022
Restricted investments, held-to-maturity, amortized cost [4]	5,866
Total liquidity, including restricted cash and restricted investments	$1,267,558

1As of December 31, 2021, we had $260.0 million in borrowings under our $1.1 billion 2021 Revolver. We additionally had $64.0 million in outstanding letters of credit (discussed below), leaving $776.0 million available under the 2021 Revolver.
2Based on eligible receivables at December 31, 2021, our borrowing base for the 2021 RSA was $400.0 million, while outstanding borrowings were $279.0 million. We additionally had $65.3 million in outstanding letters of credit (discussed below), leaving $55.7 million available under the 2021 RSA.
3As of December 31, 2021, we had $45.0 million outstanding principal on our shelf notes issued under our $125.0 million 2021 Prudential Notes, leaving $80.0 million available for issuance under the 2021 Prudential Notes.
4Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $87.2 million, which is included in "Cash and cash equivalents — restricted" in the consolidated balance sheets and is held by Mohave and Red Rock for claims payments. The remaining $1.8 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. We expect net cash capital expenditures, including net cash expenditures of our LTL segment, will be in the range of $550.0 to $600.0 million in 2022. The range provided excludes cash outlays for potential acquisitions. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.
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
Refer to Note 18 in Part II, Item 8 of this Annual Report for additional discussion of our short-term and long-term

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

contractual payment obligations related to purchase commitments.
Principal and Interest Payments — As of December 31, 2021, we had debt, accounts receivable securitization, and finance lease obligations of $2.1 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Prior to the maturity of our 2021 RSA, 2021 Term Loans, 2021 Revolver, Prudential Notes, and other debt, we expect to be contractually obligated to make interest payments of approximately $7.5 million, $46.7 million, $13.0 million, $4.5 million, and $0.2 million, respectively. Refer to Notes 14 and 15 in Part II, Item 8 of this Annual Report for additional discussion of the principal payment obligations related to the 2021 RSA and 2021 Debt Agreement.
Refer to Note 16 in Part II, Item 8 of this Annual Report for additional discussion on our contractual principal and interest payment obligations for finance leases.
Letters of Credit — Pursuant to the terms of the 2021 Debt Agreement and the 2021 RSA, our lenders may issue standby letters of credit on our behalf. When we have letters of credit outstanding, it reduces the availability under our 2021 Revolver or 2021 RSA. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. The 2020 Knight-Swift Repurchase Plan had $192.8 million available as of December 31, 2021. See further details regarding our share repurchases under Note 20 in Part II, Item 8 of this Annual Report.
Working Capital
We had working capital surpluses of $339.5 million as of December 31, 2021 and $83.7 million as of December 31, 2020, due to an increase in trade receivables, the April 2021 refinance of our accounts receivable securitization (resulting in a reclassification to a noncurrent liability), partially offset by the reclassification of our 2021 Term Loan A-1 to a current liability (due December 2022).
Material Debt Agreements
As of December 31, 2021, we had $2.1 billion in material debt obligations at the following carrying values:
•$199.7 million: 2021 Term Loan A-1, due December 2022, net of $0.3 million in deferred loan costs
•$199.6 million: 2021 Term Loan A-2, due September 2024, net of $0.4 million in deferred loan costs
•$798.4 million: 2021 Term Loan A-3, due September 2026, net of $1.6 million in deferred loan costs
•$278.5 million: 2021 RSA outstanding borrowings, net of $0.5 million in deferred loan costs
•$306.2 million: Finance lease obligations
•$260.0 million: 2021 Revolver, due September 2026
•$52.3 million: Other, net of $0.1 million in deferred loan costs
As of December 31, 2020, we had $913.6 million in material debt obligations at the following carrying values:
•$298.9 million: 2017 Term Loan, due October 2022, net of $1.1 million in deferred loan costs
•$213.9 million: 2018 RSA outstanding borrowings, due July 2021, net of $0.1 million in deferred loan costs
•$190.8 million: Finance lease obligations
•$210.0 million: 2017 Revolver, due October 2022
Key terms and other details regarding our material debt obligations and finance leases are discussed in Notes 14, 15, and 16 in Part II, Item 8 of this Annual Report, and are incorporated by reference herein.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	2021	2020	Change
	(In thousands)
Net cash provided by operating activities	$1,190,153	$919,645	$270,508
Net cash used in investing activities	(1,816,733)	(480,712)	(1,336,021)
Net cash provided by (used in) financing activities	779,326	(443,884)	1,223,210
Net Cash Provided by Operating Activities
2021 Compared to 2020 — The $270.5 million increase in net cash provided by operating activities was primarily due to $214.0 million in additional net cash provided by ACT's operating activities in 2021.
Net Cash Used in Investing Activities
2021 Compared to 2020 — Net cash used in investing activities increased by $1.3 billion, as we spent $1.5 billion on acquisitions in 2021, compared to $46.8 million in 2020.
Net Cash Provided By (Used in) Financing Activities
2021 Compared to 2020 — Net cash related to financing activities increased by $1.2 billion, primarily due to the $1.2 billion in proceeds from the 2021 Debt Agreement.

Inflation
Most of our operating expenses are inflation-sensitive, with inflation generally leading to increased costs of operations. Price increases in manufacturer revenue equipment has impacted the cost for us to acquire new equipment. Cost increases have also impacted the cost of parts for equipment repairs and maintenance. The qualified driver shortage experienced by the trucking industry overall has had the effect of increasing compensation paid to our driving associates. We have also experienced inflation in insurance and claims cost related to health insurance and claims as well as auto liability insurance and claims. Prolonged periods of inflation could cause interest rates, fuel, wages, and other costs to increase as well. Any of these factors could adversely affect our results of operations unless freight rates correspondingly increase.

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

claims development factors that are based upon historical experience had increased by 10%, our claims accrual as of December 31, 2021 would have potentially increased by $36.3 million.
Refer to Note 12, in Part II, Item 8 of this Annual Report for discussion about the changes in the claims accrual balance.
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
Knight-Swift evaluated its goodwill associated with the 2017 Merger and various acquisitions as of June 30, 2021 and 2020. The evaluations were completed using fair value measurement guidance prescribed in ASC 350, Intangibles – Goodwill and Other. The fair value of the goodwill was established using an equal weighting of both the income and market approaches. In evaluating this quantitative analysis, the Company determined that it was more likely than not that fair value exceeded carrying value for the Company's reporting units as of June 30, 2021 and 2020.
The test of indefinite-lived intangible assets consists of a comparison of the estimated fair value of certain trade names to their carrying values. The determination of the fair value of the trade names requires management to make significant estimates and assumptions related to forecasts of future revenues, discount rates, and royalty rates. Changes in these assumptions could materially affect the determination of the fair value of the trade names, the amount of any trade names impairment charge, or both. Management evaluated trade names for impairment as of June 30, 2021 and 2020 noting that the fair value exceeded carrying value for the trade name.
Refer to Note 10, in Part II, Item 8 of this Annual Report for discussion about the changes in the goodwill and indefinite-lived intangible asset balances.
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
Refer to Note 10, in Part II, Item 8 of this Annual Report for discussion about the impact of the amortization of definite-lived intangibles on our results for 2021 and 2020.
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
Refer to Note 23, in Part II, Item 8 of this Annual Report for discussion about the changes in long-lived assets and the impact on our results for 2021 and 2020.

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
Leases — At the inception of a lease, management judgment is involved in the determination of the discount rate, the determination of whether a contract contains a lease, classification of operating versus finance lease, assessment of useful lives, and estimation of residual values. Discounted future minimum lease payments are used in determining the lease classification represent the present value of minimum rental payments called for over the lease term, inclusive of residual value guarantees (if applicable) and amounts that would be required to be paid, if any, by the Company upon default for leases containing subjective acceleration or cross default clauses.
Refer to Note 16, in Part II, Item 8 of this Annual Report for discussion about the changes in balance of operating leases.
Stock-based Compensation — We issue several types of stock-based compensation, including awards that vest, based on service conditions, performance conditions, or a combination of service and performance conditions. Determining the appropriate amount to expense in each period is based on likelihood and timing of achievement of the stated targets for performance-based awards, and requires judgment, including forecasting future financial results and market performance. The estimates are revised periodically, based on the probability and timing of achieving the required performance targets, and adjustments are made as appropriate. There is also some judgement involved with estimating expected forfeiture rates as we have opted to net the benefit of expected forfeitures against our stock-based compensation expense.
Refer to Note 21, in Part II, Item 8 of this Annual Report for discussion about the assumptions related to these awards and the impact on our results for 2021 and 2020.
Legal Settlements and Reserves — See Note 19 in Part II Item 8 of this Annual Report.

Recently Issued Accounting Pronouncements
See Note 3 in Part II, Item 8 of this Annual Report, which is incorporated herein by reference, for recently issued accounting pronouncements that could have an impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2021 Debt Agreement and 2021 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 1.1% as of December 31, 2021) and fixed rate equipment lease financing. Assuming the level of borrowings as of December 31, 2021, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $17.9 million.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US increased to an average of $3.29 per gallon for 2021 from an average of $2.56 per gallon for 2020. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020, and 2019, together with related notes and the report of Grant Thornton LLP, independent registered public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Annual Report.

Audited Financial Statements of Knight-Swift Transportation Holdings Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Knight-Swift Transportation Holdings Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Knight-Swift Transportation Holdings Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 24, 2022 expressed an unqualified opinion.
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
Goodwill impairment assessment
As described further in the footnotes to the consolidated financial statements, management evaluates goodwill on an annual basis as of June 30, or more frequently if impairment indicators exist, at the reporting unit level. Management estimates the fair values of its reporting units using a combination of the income and market approaches. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future revenues and operating expenses and discount rates. Changes in these assumptions could materially affect the determination of the fair value of the reporting units, the amount of any goodwill impairment charge, or both.
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
Our audit procedures related to the goodwill impairment assessment included the following, among others:
•We tested the operating effectiveness of controls relating to the goodwill impairment assessment, including the determination of the fair value of the reporting units.
•We tested management’s process for determining the fair value of the reporting units. This included evaluating the appropriateness of the valuation methods and testing the completeness, accuracy and relevance of data used by management.
•We evaluated the reasonableness of management’s significant assumptions, which included forecasted revenues and operating expenses. We tested whether these forecasts were reasonable and consistent with historical performance, third-party market data, and other evidence obtained in other areas of the audit.
•We tested the Company’s discounted cash flow models for the reporting units with the assistance of valuation specialists, including the reasonableness of the utilized discount rates.
•We tested the Company’s use of the market approach with the assistance of valuation specialists, including the reasonableness of selected multiples.
Indefinite-lived intangible asset impairment assessment – trade name
As described further in the footnotes to the consolidated financial statements, management evaluates the trade names for impairment on an annual basis, or more frequently if impairment indictors exist. The impairment test consists of a comparison of the carrying amount with the projected discounted cash flows from the use and eventual disposition of the asset group. The determination of the fair value of the trade names requires management to make significant estimates and assumptions related to forecasts of future revenues, discount rates, and royalty rates. Changes in these assumptions could materially affect the determination of the fair value of the trade names, the amount of any trade names impairment charge, or both.
We identified the trade name impairment assessment of a certain trade name as a critical audit matter. The principal consideration for this determination is that management used significant judgment when estimating the fair value of the trade name. In turn, auditing management’s judgments regarding forecasts of future revenue, the discount rate applied, and the royalty rate, involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgments.
Our audit procedures related to the trade name indefinite-lived intangible asset impairment assessment included the following, among others:
•We tested the operating effectiveness of controls relating to the trade name impairment assessment, including the determination of the fair value of the trade name.
•We tested management’s process for determining the fair value of the trade name. This included evaluating the appropriateness of the valuation method, testing the completeness, accuracy and relevance of data used by management.
•We evaluated the reasonableness of management’s significant assumptions, which included forecasted revenues. We tested whether these forecasts were reasonable and consistent with historical performance, third-party market data, and other evidence obtained in other areas of the audit.
•We tested the reasonableness of the Company’s discount rate and royalty rate with the assistance of valuation specialists.
Swift Auto liability and workers’ compensation claims reserve accrual
As described in the footnotes to the consolidated financial statements, the Company is self-insured for a portion of its risk related to auto liability and workers’ compensation. The Company accrues for the cost of the uninsured portion of pending claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends. The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties, including the inherent difficulty in estimating the severity of the claims and the potential judgment or settlement amount to dispose of the claim.

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
Our audit procedures related to this critical audit matter included the following, among others:
•We tested the operating effectiveness of controls over auto liability and workers’ compensation claims, including the completeness and accuracy of claim expenses and payments.
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
Customer relationships acquired with the AAA Cooper Transportation acquisition
As described further in the footnotes to the consolidated financial statements, on July 5, 2021, the Company acquired 100% of AAA Cooper Transportation. The total purchase price consideration was $1.31 billion, which allocated $406.2 million to separately identified intangible assets, including customer relationships of $250.8 million. The determination of the fair value of the customer relationships requires management to make significant estimates and assumptions related to forecasts of future revenues, expenses and the discount rate applied. Changes in these assumptions could materially affect the determination of the fair value of the customer relationships. We identified the fair value assigned to the customer relationships included on the opening balance sheet as a critical audit matter. The principal considerations for our determination that the acquired customer relationships are a critical audit matter is that management utilized significant judgment when estimating the fair value assigned to the customer relationships. In turn, auditing management’s judgments regarding the assigned fair value involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgments.
Our audit procedures related to the estimated fair value assigned to acquired customer relationships included the following, among others.
•We tested the operating effectiveness of controls relating to the identification of the acquired customer relationships, including the determination of the fair value.
•We tested management’s process for determining the fair value of the acquired customer relationships. This included evaluating the appropriateness of the valuation method and testing the completeness, accuracy, and relevance of data used by management.
•We evaluated the reasonableness of management’s significant assumptions, which included forecasted revenues and operating expenses. We tested whether these forecasts were reasonable and consistent with historical performance and third-party market data.
•We tested the reasonableness of the Company’s discount rate applied to the present value of the estimated future cash flows model with the assistance of valuation specialists.
/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2011.
Phoenix, Arizona
February 24, 2022

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Balance Sheets

	December 31,
	2021	2020
ASSETS	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$261,001	$156,699
Cash and cash equivalents – restricted	87,241	39,328
Restricted investments, held-to-maturity, amortized cost	5,866	9,001
Trade receivables, net of allowance for doubtful accounts of $21,663 and $22,093, respectively	911,336	578,479
Contract balance – revenue in transit	22,936	14,560
Prepaid expenses	90,507	71,649
Assets held for sale	8,166	29,756
Income tax receivable	909	2,903
Other current assets	26,318	20,988
Total current assets	1,414,280	923,363
Property and equipment:
Revenue equipment	3,994,519	3,417,194
Land and land improvements	326,731	236,517
Buildings and building improvements	639,990	458,464
Furniture and fixtures	97,102	69,250
Shop and service equipment	46,640	29,033
Leasehold improvements	13,915	12,890
Total property and equipment	5,118,897	4,223,348
Less: accumulated depreciation and amortization	(1,563,533)	(1,230,696)
Property and equipment, net	3,555,364	2,992,652
Operating lease right-of-use-assets	147,540	113,296
Goodwill	3,515,135	2,922,964
Intangible assets, net	1,831,049	1,389,245
Other long-term assets	192,132	126,482
Total assets	$10,655,500	$8,468,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224,844	$101,001
Accrued payroll and purchased transportation	217,084	160,888
Accrued liabilities	128,536	88,894
Claims accruals – current portion	206,607	174,928
Finance lease liabilities and long-term debt – current portion	262,423	52,583
Operating lease liabilities – current portion	35,322	47,496
Accounts receivable securitization – current portion	—	213,918
Total current liabilities	1,074,816	839,708
Revolving line of credit	260,000	210,000
Long-term debt – less current portion	1,037,552	298,907
Finance lease liabilities – less current portion	256,166	138,243
Operating lease liabilities – less current portion	107,614	69,852
Accounts receivable securitization – less current portion	278,483	—
Claims accruals – less current portion	210,714	174,814
Deferred tax liabilities	874,877	815,941
Other long-term liabilities	11,828	48,497
Total liabilities	4,112,050	2,595,962
Commitments and contingencies (Notes 4, 6, 17, 18, and 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 165,980 and 166,553 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	1,660	1,665
Accumulated other comprehensive loss	(563)	—
Additional paid-in capital	4,350,913	4,301,424
Retained earnings	2,181,142	1,566,759
Total Knight-Swift stockholders' equity	6,533,152	5,869,848
Noncontrolling interest	10,298	2,192
Total stockholders’ equity	6,543,450	5,872,040
Total liabilities and stockholders’ equity	$10,655,500	$8,468,002
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Comprehensive Income

	2021	2020	2019
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$5,531,890	$4,369,207	$4,395,332
Truckload and LTL fuel surcharge	466,129	304,656	448,618
Total revenue	5,998,019	4,673,863	4,843,950
Operating expenses:
Salaries, wages, and benefits	1,771,772	1,483,188	1,474,073
Fuel	546,256	416,307	583,123
Operations and maintenance	313,505	275,290	322,188
Insurance and claims	275,378	192,840	194,336
Operating taxes and licenses	98,784	87,422	88,481
Communications	22,486	19,596	19,520
Depreciation and amortization of property and equipment	522,596	460,775	420,082
Amortization of intangibles	55,299	45,895	42,876
Rental expense	55,161	86,640	122,738
Purchased transportation	1,320,888	936,649	1,035,969
Impairments	299	5,335	3,486
Miscellaneous operating expenses	49,898	99,488	109,640
Total operating expenses	5,032,322	4,109,425	4,416,512
Operating income	965,697	564,438	427,438
Other (expenses) income:
Interest income	1,173	1,928	3,834
Interest expense	(21,140)	(17,309)	(29,433)
Other income, net	28,905	11,254	12,137
Total other (expenses) income, net	8,938	(4,127)	(13,462)
Income before income taxes	974,635	560,311	413,976
Income tax expense	230,887	149,676	103,798
Net income	743,748	410,635	310,178
Net income attributable to noncontrolling interest	(360)	(633)	(972)
Net income attributable to Knight-Swift	$743,388	$410,002	$309,206
Other comprehensive loss	(563)	—	—
Comprehensive income	$742,825	$410,002	$309,206

Earnings per share:
Basic	$4.48	$2.42	$1.80
Diluted	$4.45	$2.40	$1.80

Dividends declared per share:	$0.38	$0.32	$0.24

Weighted average shares outstanding:
Basic	165,860	169,711	171,541
Diluted	167,060	170,549	172,142
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Par Value
	(In thousands)
Balances – December 31, 2018	172,844	$1,728	$4,242,369	$1,216,852	$—	$5,460,949	$1,770	$5,462,719
Common stock issued to employees	621	7	10,471			10,478		10,478
Common stock issued to the Board	19	—	531			531		531
Common stock issued under ESPP	78	1	2,297			2,298		2,298
Company shares repurchased	(2,874)	(29)		(86,863)		(86,892)		(86,892)
Shares withheld – RSU settlement				(2,330)		(2,330)		(2,330)
Employee stock-based compensation expense			13,375			13,375		13,375
Cash dividends paid and dividends accrued ($0.24 per share)				(41,400)		(41,400)		(41,400)
Net income attributable to Knight-Swift				309,206		309,206		309,206
Distribution to noncontrolling interest							(654)	(654)
Net income attributable to noncontrolling interest							972	972
Balances – December 31, 2019	170,688	$1,707	$4,269,043	$1,395,465	$—	$5,666,215	$2,088	$5,668,303
Common stock issued to employees	631	6	10,007			10,013		10,013
Common stock issued to the Board	13	—	515			515		515
Common stock issued under ESPP	62	—	2,220			2,220		2,220
Company shares repurchased	(4,841)	(48)		(179,537)		(179,585)		(179,585)
Shares withheld – RSU settlement				(4,510)		(4,510)		(4,510)
Employee stock-based compensation expense			19,639			19,639		19,639
Cash dividends paid and dividends accrued ($0.32 per share)				(54,661)		(54,661)		(54,661)
Net income attributable to Knight-Swift				410,002		410,002		410,002
Distribution to noncontrolling interest							(529)	(529)
Net income attributable to noncontrolling interest							633	633
Balances – December 31, 2020	166,553	$1,665	$4,301,424	$1,566,759	$—	$5,869,848	$2,192	$5,872,040
Common stock issued to employees	510	6	5,918			5,924		5,924
Common stock issued to the Board	12	—	575			575		575
Common stock issued with ACT Acquisition	219	2	9,998			10,000		10,000
Common stock issued under ESPP	63	1	2,782			2,783		2,783
Company shares repurchased	(1,377)	(14)		(57,161)		(57,175)		(57,175)
Shares withheld – RSU settlement				(8,257)		(8,257)		(8,257)
Employee stock-based compensation expense			33,495			33,495		33,495
Cash dividends paid and dividends accrued ($0.38 per share)				(63,587)		(63,587)		(63,587)
Net income attributable to Knight-Swift				743,388		743,388		743,388
Other comprehensive income					(563)	(563)		(563)
Noncontrolling interest associated with acquisition							10,281	10,281
Distribution to noncontrolling interest							(64)	(64)
Net income attributable to noncontrolling interest							360	360
Net acquisition of remaining ownership interest, previously noncontrolling			(3,279)			(3,279)	(2,471)	(5,750)
Balances – December 31, 2021	165,980	$1,660	$4,350,913	$2,181,142	$(563)	$6,533,152	$10,298	$6,543,450

See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Cash Flows

	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$743,748	$410,635	$310,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	577,895	506,670	462,958
Gain on sale of property and equipment	(74,799)	(9,706)	(32,935)
Impairments	299	5,335	3,486
Deferred income taxes	39,929	46,214	30,731
Non-cash lease expense	45,192	80,891	120,769
Other adjustments to reconcile net income to net cash provided by operating activities	28,279	43,682	24,156
Increase (decrease) in cash resulting from changes in:
Trade receivables	(214,573)	(75,521)	70,106
Income tax receivable	2,528	14,123	(10,069)
Accounts payable	73,371	7,500	(13,180)
Accrued liabilities and claims accrual	40,872	(31,210)	(919)
Operating lease liabilities	(48,171)	(83,675)	(121,737)
Other assets and liabilities	(24,417)	4,707	(3,950)
Net cash provided by operating activities	1,190,153	919,645	839,594
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	10,624	13,675	22,695
Purchases of held-to-maturity investments	(7,706)	(16,936)	(14,302)
Proceeds from sale of property and equipment, including assets held for sale	252,080	133,230	260,140
Purchases of property and equipment	(534,096)	(521,067)	(829,977)
Expenditures on assets held for sale	(1,367)	(483)	(16,093)
Net cash, restricted cash, and equivalents invested in acquisitions	(1,496,208)	(46,811)	(1,885)
Investment in convertible notes	(35,000)	—	—
Other cash flows from investing activities	(5,060)	(42,320)	(4,284)
Net cash used in investing activities	(1,816,733)	(480,712)	(583,706)
Cash flows from financing activities:
Repayment of finance leases and long-term debt	(409,889)	(148,910)	(115,642)
Proceeds from long-term debt	1,200,000	—	—
Borrowings (repayments) on revolving lines of credit, net	50,000	(69,000)	84,000
Borrowings under accounts receivable securitization	80,000	61,000	150,000
Repayment of accounts receivable securitization	(15,000)	(52,000)	(185,000)
Proceeds from common stock issued	9,282	12,748	13,307
Repurchases of the Company's common stock	(57,175)	(179,585)	(86,892)
Dividends paid	(63,535)	(54,620)	(41,425)
Other cash flows from financing activities	(14,357)	(13,517)	(2,984)
Net cash provided by (used in) financing activities	779,326	(443,884)	(184,636)
Net increase (decrease) in cash, restricted cash, and equivalents	152,746	(4,951)	71,252
Cash, restricted cash, and equivalents at beginning of period	197,277	202,228	130,976
Cash, restricted cash, and equivalents at end of period	$350,023	$197,277	$202,228

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Cash Flows — Continued

	2021	2020	2019
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,949	$17,396	$28,916
Income taxes	167,092	80,006	78,658
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$10,489	$651	$6,748
Equipment sales receivables	67	223	1,333
Financing provided to independent contractors for equipment sold	4,773	5,428	5,288
Transfer from property and equipment to assets held for sale	92,445	75,292	137,391
Noncontrolling interest associated with acquisition	10,281	—	—
Contingent consideration associated with acquisition	6,250	16,200	—
Value of common stock issued for acquisition	10,000	—	—
Conversion of note receivable to equity investment	37,631	—	—
Right-of-use assets obtained in exchange for operating lease liabilities	22,771	12,406	9,803
Right-of-use assets obtained in exchange for new operating lease liabilities through acquisitions	50,988	12,356	—
Property and equipment obtained in exchange for new finance lease liabilities	181,234	137,097	—
Property and equipment obtained in exchange for finance lease liabilities reclassified from operating lease liabilities	42,298	67,430	56,352

Reconciliation of Cash, Restricted Cash, and Equivalents:	2021	2020	2019
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$261,001	$156,699	$159,722
Cash and cash equivalents – restricted [1]	87,241	39,328	41,331
Other long-term assets [1]	1,781	1,250	1,175
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$350,023	$197,277	$202,228

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During 2021, the Truckload segment operated an average of 18,019 tractors (comprised of 16,166 company tractors and 1,853 independent contractor tractors). The Company operated 67,606 trailers during the year, including trailers within the Truckload segment and leasing activities within the non-reportable segments. The LTL segment operated an average 2,735 tractors and 7,413 trailers. Additionally, the Intermodal segment operated an average of 597 tractors and 10,847 intermodal containers. The Company's four reportable segments are Truckload, Logistics, LTL, and Intermodal.
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
Recent Acquisitions
The Company recently acquired the following entities:
•100.0% of MME on December 6, 2021. The results are included within the LTL segment.
•100.0% of ACT on July 5, 2021. The results are included within the LTL segment.
•100.0% of UTXL on June 1, 2021. The results are included within the Logistics segment.
•79.44% of Eleos on February 1, 2021. The results are included within the non-reportable segments. The noncontrolling interest is presented as a separate component of the consolidated financial statements.
•100.0% of Warehousing Co. on January 1, 2020. The results are included within the non-reportable segments.
Note regarding comparability: In accordance with the accounting treatment applicable to the transactions, the Company's consolidated results, as reported, do not include the operating results of its ownership interest in the acquired entities prior to the respective acquisition dates. Accordingly, comparisons between the Company's current and prior period results may not be meaningful.
Additional information regarding the Company's recent acquisitions is included in Note 4.
Basis of Presentation
The consolidated financial statements include the accounts of Knight-Swift Transportation Holdings Inc. and its subsidiaries. In management's opinion, these consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair presentation of the periods presented.
With respect to transactional/durational data, references to "years", including "2021", "2020", and "2019" pertain to calendar years. Similarly, references to "quarters", including "first", "second", "third", and "fourth" pertain to calendar quarters.
Seasonality
In the full truckload transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand, customers reducing shipments following the holiday season, and inclement weather. At the same time, operating expenses generally increase, and tractor productivity of the Company's Truckload fleet, independent contractors, and third-party carriers decreases during the winter months due to decreased fuel efficiency, increased cold-weather-related equipment maintenance

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. These factors typically lead to lower operating profitability, as compared to other parts of the year. Additionally, beginning in the latter half of the third quarter and continuing into the fourth quarter, the Company typically experiences surges pertaining to holiday shopping trends toward delivery of gifts purchased over the Internet as well as the length of the holiday season (consumer shopping days between Thanksgiving and Christmas). However, as the Company continues to diversify its business through expansion into the LTL industry, warehousing, and other activities, seasonal volatility is becoming more tempered. Additionally, macroeconomic trends and cyclical changes in the trucking industry, including imbalances in supply and demand, can override the seasonality faced in the industry.
Impact of COVID-19
The Company continues to operate its business through the COVID-19 pandemic, including its variants, and has taken additional precautions to ensure the safety of its employees, customers, vendors, and the communities in which it operates.
Various uncertainties have arisen from the COVID-19 pandemic. While management is continuing to monitor the impact of the pandemic on Knight-Swift, including its employees, customers, vendors, independent contractors, stockholders, and other business partners and stakeholders, it is difficult to predict the impact that the pandemic will have on future results of its operations, financial position, and liquidity. This has caused some uncertainties around various accounting estimates. Due to these uncertainties, the Company's accounting estimates may change, as management's assessment of the impacts of the COVID-19 pandemic continues to evolve.
ASUs
There were various ASUs that became effective during 2021, which did not have a material impact on the Company's results of operations, financial position, cash flows, or disclosures.

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
Segments — The Company uses the "management approach" to determine its reportable segments, as well as to determine the basis of reporting the operating segment information. Certain of the Company's operating segments have been aggregated into reportable segments. The management approach focuses on financial information that management uses to make operating decisions. The Company's chief operating decision makers use total revenue, operating expense categories, operating ratios, operating income, and key operating statistics to evaluate performance and allocate resources to the Company's operations and is based around the transportation service offerings provided to the Company's customers, as well as the equipment utilized.
Operating income is the measure that management uses to evaluate segment performance and allocate resources. Operating income should not be viewed as a substitute for GAAP net income. Management believes the

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
presentation of operating income enhances the understanding of the Company's performance by highlighting the results of operations and the underlying profitability drivers of the business segments. Operating income is defined as "Total revenue" less "Total operating expenses."
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
Restricted Cash and Equivalents — The Company's wholly-owned captive insurance companies, Red Rock and Mohave, maintain certain operating bank accounts, working trust accounts, and investment accounts. The cash and cash equivalents within these accounts are restricted by insurance regulations to fund the insurance claim losses to be paid by the captive insurance companies, and therefore, are classified as "Cash and cash equivalents – restricted" and within "Other long-term assets" in the consolidated balance sheets.
Restricted Investments — The Company's investments are restricted by insurance regulations to fund the insurance claim losses to be paid by the captive insurance companies. The Company accounts for its investments in accordance with ASC 320, Investments – Debt Securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates the determination on a quarterly basis. As of December 31, 2021, all of the Company's investments in fixed-maturity securities were classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost. The amortized cost of debt securities is adjusted using the effective interest rate method for amortization of premiums and accretion of discounts. Amortization and accretion are reported in "Other income, net" in the consolidated statements of comprehensive income.
Management periodically evaluates restricted investments for impairment. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in estimated fair value. Management accounts for other-than-temporary impairments of debt securities in accordance with ASC 320. This guidance requires the Company to evaluate whether it intends to sell an impaired debt security or whether it is more likely than not that it will be required to sell an impaired debt security before recovery of the amortized cost basis. If either of these criteria are met, an impairment loss equal to the difference between the debt security's amortized cost and its estimated fair value is recognized in earnings. For impaired debt securities that do not meet these criteria, the Company determines if a credit loss exists with respect to the impaired security. If a credit loss exists, the credit loss component of the impairment (i.e., the difference between the security's amortized cost and the present value of projected future cash flows expected to be collected) is recognized in earnings and the remaining portion of the impairment is recognized as a component of accumulated other comprehensive income.
See Note 5 for additional disclosures regarding the Company's restricted investments.
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
Management evaluates its property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. When such events or changes in circumstances occur, management performs a recoverability test that compares the carrying amount with the projected undiscounted cash flows from the use and eventual disposition of the asset or asset group. An impairment is recorded for any excess of the carrying amount over the estimated fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, when necessary. Estimating fair value includes several significant assumptions, including future cash flow estimates, determination of appropriate discount rates, and other assumptions that management believes reasonable under the circumstances. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment.
Goodwill — Management evaluates goodwill on an annual basis as of June 30th, or more frequently if indicators of impairment exist. The Company performs a quantitative analysis on an annual basis, in accordance with ASC 350, Goodwill and Other Intangible Assets. Management estimates the fair values of its reporting units using a combination of the income and market approaches. If the carrying amount of a reporting unit exceeds the fair value, then management recognizes an impairment loss of the same amount. This loss is only limited to the total amount of goodwill allocated to that reporting unit. Refer to Note 10 for the results of the Company's annual evaluation as of June 30, 2021.
On a periodic basis, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company conducts a quantitative goodwill impairment test.
See Notes 4 and 10 for additional disclosures regarding the Company's goodwill.
Intangible Assets other than Goodwill — The Company's intangible assets other than goodwill primarily consist of acquired customer relationships, trade names, and other intangibles from acquisitions. Amortization of acquired customer relationships, and other intangibles is calculated on a straight-line basis over the estimated useful life, which ranges from 3 years to 20 years. Certain trade names have indefinite useful lives and are not amortized, but are tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value.

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
Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals. Estimating fair value includes several significant assumptions, including future cash flow estimates, determination of appropriate discount rates, royalty rates, and other assumptions that management believes reasonable under the circumstances. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment.
See Notes 4 and 10 for additional disclosures regarding the Company's intangible assets.
Claims Accruals — The Company is self-insured for a portion of its risk related to auto liability, workers' compensation, property damage, cargo damage, and group health. Self-insurance results from buying insurance coverage that applies in excess of a retained portion of risk for each respective line of coverage. The Company accrues for the cost of the uninsured portion of pending claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical claims development trends. The actual cost to settle self-insured claim liabilities may differ from the Company's reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties, including the inherent difficulty in estimating the severity of the claims and the potential judgment or settlement amount to dispose of the claim.
See Notes 12 and 19 for additional disclosures regarding the Company's claims accruals.
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
In accordance with ASC 842, Leases, property and equipment held under operating leases are recorded as right-of-use assets, with a corresponding operating lease liability. Additionally, property and equipment held under finance leases are recorded as property and equipment with corresponding finance lease liabilities. All expenses related to operating leases are reflected in our consolidated statements of comprehensive income in "Rental expense." Expenses related to finance leases are reflected in our consolidated statements of comprehensive income in "Depreciation and amortization of property and equipment" and "Interest expense."
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
Options to renew or purchase the underlying assets are considered in the determination of the right-of-use asset and corresponding lease liability once reasonably certain of exercise.
•Portfolio Approach — The Company typically leases its revenue equipment under master lease agreements, which contain general terms, conditions, definitions, representations, warranties, and other general language, while the specific contract provisions are contained within the various individual lease schedules that fall under a master lease agreement. Each individual leased asset within a lease schedule is similar in nature (i.e. all tractors or all trailers) and has identical contract provisions to all of the other individual leased assets within the same lease schedule (such as the contract provisions discussed above). Management has elected to apply the portfolio approach to its revenue equipment leases, as accounting for its revenue equipment under the portfolio approach would not be materially different from separately accounting for each individual underlying asset as a lease. Each individual real estate and other lease is accounted for at the individual asset level.

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
•Discount Rate — The Company uses the rate implicit in the lease, when readily determinable, which is generally related to the Company's finance leases. Otherwise the Company’s incremental borrowing rate is applied. The implicit interest rate is not readily determinable for the Company’s operating leases. As such, management applies the Company’s incremental borrowing rate, which is defined by GAAP as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company's incremental borrowing rate is based on the results of an independent third-party valuation.
•Residual Values — The Company's finance leases for revenue equipment are typically structured with balloon payments at the end of the lease term equal to the residual value the Company is contracted to receive from certain equipment manufacturers upon sale or trade back to the manufacturers. If the Company does not receive proceeds of the contracted residual value from the manufacturer, the Company is still obligated to make the balloon payment at the end of the lease term.
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
See Note 16 for additional disclosures regarding the Company's leases.
Fair Value Measurements — See Note 23 for accounting policies and financial information relating to fair value measurements.
Contingencies — See Note 19 for accounting policies and financial information related to contingencies.
Revenue Recognition — Management applies the five-step analysis to the Company's four reportable segments (Truckload, Logistics, LTL, and Intermodal).
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
•Step 5: Revenue Recognition — The performance obligation of providing transportation services is satisfied over time. Accordingly, revenue is recognized over time. Management estimates the amount of revenue in transit at period end based on the number of days completed of the dispatch (which is generally one to three days for the Truckload, Logistics and LTL segments, but can be longer for intermodal operations). Management believes this to be a faithful depiction of the transfer of services because if a load is dispatched, but terminates mid-route and the load is picked up by another carrier, then that carrier would not need to re-perform the services for the days already traveled.
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
The Company recognizes operating lease revenue from leasing tractors and related equipment to third parties, including independent contractors. Operating lease revenue from rental operations is recognized as earned, which is straight-lined per the rent schedules in the lease agreements. Losses from lease defaults are recognized as offsets to revenue.

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
Determining the appropriate amount to expense in each period is based on the likelihood and timing of achievement of the stated targets for performance-based awards, and requires judgment, including forecasting future financial results and market performance. The estimates are revised periodically, based on the probability and timing of achieving the required performance targets, and adjustments are made as appropriate.
See Note 21 for additional information relating to the Company's stock-based compensation plan.
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
Unrecognized tax benefits are defined as the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740, Income Taxes. The Company does not recognize a tax benefit for uncertain tax positions unless it concludes that it is more likely than not that the benefit will be sustained on audit (including resolutions of any related appeals or litigation processes) by the taxing authority, based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in management's judgment, is greater than 50% likely to be realized. The Company records expected incurred interest and penalties related to unrecognized tax positions in "Income tax expense" in the consolidated statements of comprehensive

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
income. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
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
See Note 13 for additional disclosures regarding the Company's income taxes.

Note 3 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
October 2021	ASU No. 2021-08: Business Combinations (ASC 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The amendments in this ASU require that the acquirer recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC 606 as if the acquirer had originated the contracts. The amendments in this ASU are applied prospectively to business combinations occurring on or after the effective date of the amendments.	January 2023, Prospective	Currently under evaluation, but not expected to be material
August 2021	ASU No. 2021-06:Presentation of Financial Statements (ASC 205), Financial Services – Depository and Lending (ASC 942), and Financial Services – Investment Companies (ASC 946) [1]	The ASU amends various SEC paragraphs pursuant to the issuance of an SEC release to update disclosure requirements for financial statements from acquired and disposed businesses including changes in tests and thresholds. Additionally, the ASU amends various SEC paragraphs pursuant to an SEC release to update statistical disclosure requirements for bank and savings and loan registrants.	August 2021, Adoption method varies by amendment	No material impact
August 2020
ASU No. 2020-06: Debt – Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (ASC 815-40) – Accounting for Convertible Instruments and contracts in an Entity's Own Equity
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
1    Adopted during the third quarter of 2021.
Since management is continuing to evaluate the impacts of the above standards, disclosures around these preliminary assessments are subject to change.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 4 — Acquisitions
MME
On December 6, 2021, the Company, through a wholly owned subsidiary, acquired 100.0% of Bismarck, North Dakota-based MME. MME provides LTL, full truckload, and specialized and other logistics transportation services to a diverse customer base in its service territory in the upper Midwestern and great Northwestern regions of the US.
The total purchase price consideration of $164.4 million, consisted of $104.0 million in cash consideration to the sellers, including cash on hand and net working capital adjustments, and approximately $60.4 million in debt payoffs. This was funded through cash-on-hand and borrowing on the 2021 Revolver on the transaction date. At closing, $2.8 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations and remains subject to further adjustments.
The purchase of the equity interests of MME results in the historical tax basis of MME's assets continuing to be recovered and any intangible assets arising through purchase accounting will result in additional stock basis for tax purposes. Deferred taxes were established as of the opening balance sheet for purchase accounting fair value adjustments (other than for goodwill). The SPA contains customary representations, warranties, covenants, and indemnification provisions.
The goodwill recognized represents expected synergies from combining the operations of MME with the Company, including enhanced service offerings, as well as other intangible assets that did not meet the criteria for separate recognition. The goodwill is not expected to be deductible for tax purposes.
ACT
On July 5, 2021, the Company acquired 100.0% of Dothan, Alabama-based ACT. ACT is a leading LTL carrier that also offers dedicated contract carriage and ancillary services.
The total purchase price consideration of $1.31 billion consisted of $1.30 billion in cash and $10.0 million in Knight-Swift shares issued to sellers at closing. Additionally, the Company assumed $36.5 million in debt, net of cash. Cash was funded from the July 2021 Term Loan, as well as existing Knight-Swift liquidity. ACT was an S corporation for tax purposes, and the transaction included an election under Internal Revenue Code Section 338(h)(10). Accordingly, the book and tax basis of the acquired assets and liabilities are the same as of the purchase date. The SPA contains customary representations, warranties, and covenants.
The Company's consolidated financial statements for 2021 include ACT's operating results beginning July 5, 2021 (closing of the acquisition) through December 31, 2021. During 2021, the Company's consolidated operating results included ACT's total revenue of $386.8 million and net income of $23.1 million. ACT's net income during 2021 included $7.0 million related to the amortization of intangible assets acquired in the ACT Acquisition.
The goodwill recognized represents expected synergies from combining the operations of ACT with the Company, including enhanced service offerings, as well as other intangible assets that did not meet the criteria for separate recognition. The goodwill is expected to be deductible for tax purposes.
Pro Forma Information (Unaudited) — The following unaudited pro forma information combines the historical operations of the Company and ACT giving effect to the ACT Acquisition, and related transactions as if consummated on January 1, 2020, the beginning of the comparative period presented.

	2021	2020
	(in thousands, except per share data)
Total revenue	$6,387,329	$5,374,934
Net income attributable to Knight-Swift	763,393	437,835
Earnings per share – diluted	4.57	2.57

The unaudited pro forma condensed combined financial information has been presented for comparative purposes only and includes certain adjustments such as recognition of assets acquired at estimated fair values and related depreciation and amortization, elimination of transaction costs incurred by Knight-Swift and ACT during the periods presented that were directly related to the ACT Acquisition, and related income tax effects of these items. As a result of the ACT Acquisition, the Company incurred certain acquisition-related expenses totaling $2.9 million in 2021.

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
UTXL
On June 1, 2021, pursuant to an SPA, the Company, through a wholly owned subsidiary, acquired 100.0% of the equity interests of UTXL, a premier third-party logistics company which specializes in over-the-road full truckload and multi-stop loads.
The total purchase price consideration of $37.2 million, including cash-on-hand and net working capital adjustments, consisted of $32.2 million in cash to the sellers at closing, which was funded through cash-on-hand and borrowing on the 2017 Revolver on the transaction date. At closing $2.25 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations and remains subject to further adjustments.
The purchase price also included contingent consideration consisting of two additional annual payments of up to $2.5 million each ($5.0 million in total), representing the maximum possible annual deferred payments to the sellers based on operating ratio and revenue growth targets for each of the twelve-month periods ending May 31, 2022 and May 31, 2023. As of December 31, 2021, $2.5 million is included in "Accrued liabilities" and $2.5 million is included in "Other long-term liabilities" in the Company's consolidated balance sheets, depending on the expected payment dates.
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
Eleos
On February 1, 2021, pursuant to a membership interest purchase agreement ("MIPA"), the Company, through a wholly owned subsidiary, acquired 79.44% of the issued and outstanding membership interests of Eleos, a Greenville, South Carolina-based software provider, specializing in mobile driving platforms, which complement the Company's suite of services. The total purchase price consideration, including cash-on-hand and net working capital adjustments, consisted of $41.5 million in cash to the sellers at closing, which was funded through cash-on-hand and borrowing on the 2017 Revolver on the transaction date. At closing, $4.1 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations and other items.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Warehousing Co.
On January 1, 2020, pursuant to a SPA the Company acquired 100.0% of the equity interests of Warehousing Co. with locations throughout the central US.
The total purchase price consideration of $66.9 million consisted of $48.2 million in cash to the sellers at closing, which was funded through cash-on-hand and borrowing on the 2017 Revolver on the transaction date. At closing, $6.8 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations. During the third quarter of 2020, the escrow proceeds were released to the sellers pursuant to the SPA. The purchase price also included contingent consideration consisting of three additional annual payments of up to $8.1 million each ($24.3 million in total), representing the maximum possible annual deferred payments to the sellers based on Warehousing Co.'s earnings before interest and taxes ("EBIT") for each of the calendar years ending December 31, 2020, December 31, 2021, and the annualized six-month period ending June 30, 2022. In order to estimate Warehousing Co.'s future performance, the Company utilized the Monte Carlo simulation method using certain inputs, including Warehousing Co.'s forecasted EBIT, discount rate, dividend yields, expected volatility, and expected stock returns during the above measurement periods. Based on the above inputs, the present value of the total contingent consideration, along with the estimated net working capital adjustment equaled $18.7 million as of January 1, 2020. During the measurement period, the net working capital adjustment was reduced by $0.4 million based on the actual versus estimated net working capital adjustment as of the transaction date. This adjustment resulted in the total estimated contingent consideration and net working capital adjustment decreasing to $18.3 million. The total purchase price consideration, as if adjusted at the January 1, 2020 transaction date, is identified in the "Purchase Price Allocations" table within this footnote.
During the fourth quarter of 2020, the Company paid the first annual payment of $8.1 million as a result of the achievement of Warehousing Co.’s EBIT performance target for the calendar year December 31, 2020. Additionally, during the fourth quarter of 2020, the Company increased the estimated fair value of the remaining contingent consideration representing the final two annual payments, resulting in a $6.7 million fair value adjustment of the deferred earnout, which was recorded in “Miscellaneous operating expenses” in the consolidated statement of comprehensive income. During the fourth quarter of 2021, the Company paid the second annual payment of $8.1 million as a result of the achievement of Warehousing Co.’s EBIT performance target for the calendar year 2021.
As of December 31, 2021, the remaining estimated contingent consideration was $8.1 million representing the fair value of the remaining annual deferred payments for the annualized six-month period ending June 30, 2022, all of which was recorded in "Accrued liabilities" in the consolidated balance sheets. As of December 31, 2020, the remaining contingent consideration was $16.2 million representing the fair value of the remaining annual deferred payments for the calendar year December 31, 2021 and the annualized six-month period ending June 30, 2022. As of December 31, 2020, $8.1 million of the total was recorded in "Accrued liabilities" in the consolidated balance sheets and the remaining $8.1 million was recorded in "Other long-term liabilities" in the consolidated balance sheets.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Purchase Price Allocations
The purchase price allocations for the Company's acquisitions are preliminary, except for Warehousing Co., and have been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition dates, and among other things may be pending the completion of the valuation of acquired tangible assets, an independent valuation of certain acquired intangible assets, assessment of lease agreements, assessment of certain liabilities, the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed, and assessment of other tax related items as applicable. As the Company obtains more information, the preliminary purchase price allocations disclosed below are subject to change. Any future adjustments to the preliminary purchase price allocations, including changes within identifiable intangible assets or estimation uncertainty impacted by market conditions, may impact future net earnings. The purchase price allocation adjustments can be made through the end of the measurement periods, which are not to exceed one year from the respective acquisition dates.

	MME	ACT	UTXL	Eleos	Warehousing Co.[1]
	December 6, 2021 Opening Balance Sheet as Reported at December 31, 2021	July 5, 2021 Opening Balance Sheet as Reported at December 31, 2021	June 1, 2021 Opening Balance Sheet as Reported at December 31, 2021	February 1, 2021 Opening Balance Sheet as Reported at December 31, 2021	January 1, 2020 Opening Balance Sheet as Reported at December 31, 2021

Fair value of the consideration transferred	$164,382	$1,306,214	$37,230	$41,518	$66,444

Cash and cash equivalents	14,716	17,477	8,206	2,237	1,388
Trade receivables	21,915	104,220	9,451	545	3,301
Prepaid expenses	2,067	15,803	—	47	608
Other current assets	462	3,537	—	—	78
Property and equipment	49,192	427,722	54	—	1,938
Operating lease right-of-use assets	52,065	4,053	—	560	12,356
Identifiable intangible assets [2]	52,960	406,160	22,121	15,850	55,681
Other noncurrent assets	139	1,739	—	—	458
Total assets	193,516	980,711	39,832	19,239	75,808

Accounts payable	(7,681)	(19,386)	(14,183)	(156)	(347)
Accrued payroll and payroll-related expenses	(7,106)	(33,411)	(247)	(605)	—
Accrued liabilities	(544)	(9,302)	(69)	(1,391)	(644)
Claims accruals – current and noncurrent portions	(1,090)	(40,958)	(418)	—	—
Operating lease liabilities – current and noncurrent portions	(46,375)	(4,052)	—	(560)	(12,356)
Long-term debt – current and noncurrent portions	—	(54,024)	—	—	—
Deferred tax liabilities	(19,009)	—	—	—	—
Other long-term liabilities	(568)	(4,243)	—	(475)	—
Total liabilities	(82,373)	(165,376)	(14,917)	(3,187)	(13,347)

Noncontrolling interest	—	—	—	(10,281)	—
Total stockholders' equity	—	—	—	(10,281)	—

Goodwill	$53,239	$490,879	$12,315	$35,747	$3,983

1See above for a description of the working capital adjustments made to Warehousing Co.'s purchase price allocation during the measurement period.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
2Includes $372.2 million in customer relationships ($250.8 million attributed to ACT), $2.0 million in noncompete agreements ($0.8 million attributed to ACT), $10.5 million in internally developed software ($6.5 million attributable to ACT), and $168.0 million in trade names ($148.1 million attributed to ACT).

Note 5 — Investments
The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments:

	December 31, 2021
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$5,866	$—	$(7)	$5,859
Restricted investments, held-to-maturity	$5,866	$—	$(7)	$5,859

	December 31, 2020
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$9,001	$2	$(8)	$8,995
Restricted investments, held-to-maturity	$9,001	$2	$(8)	$8,995

As of December 31, 2021, the contractual maturities of the restricted investments were one year or less. There were eleven and sixteen securities that were in an unrealized loss position, all for less than twelve months as of December 31, 2021 and 2020, respectively. The Company did not recognize any impairment losses related to restricted investments during 2021, 2020, or 2019.
Refer to Note 2 for the related accounting policy and Note 23 for additional information regarding fair value measurements of restricted investments.

Note 6 — Equity Investments
Transportation Resource Partners
Since 2003, the Company has entered into partnership agreements with entities that make privately-negotiated equity investments, including Transportation Resource Partners III, LP ("TRP III"), TRP Capital Partners, LP ("TRP IV"), TRP Capital Partners V, LP ("TRP V"), TRP CoInvest Partners, (NTI) I, LP ("TRP IV Coinvestment NTI"), TRP CoInvest Partners, (QLS) I, LP ("TRP IV Coinvestment QLS"), TRP Coinvest Partners, FFR I, LP ("TRP IV Coinvestment FFR"), and TRP Coinvest Partners V (PW) I, LP ("TRP V Coinvest"). In these agreements, the Company committed to invest in return for an ownership percentage.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table presents ownership and commitment information for the Company's investments in TRP partnerships:

	December 31, 2021
	Knight-Swift's Ownership Interest [1]	Total Commitment (All Partners)	Knight-Swift's Contracted Commitment	Knight-Swift's Remaining Commitment
	(Dollars in thousands)
TRP III – equity method investment 3 5	6.0%	$245,000	$15,000	$1,692
TRP IV – equity investment 2 4	4.2%	$116,065	$4,900	$654
TRP IV Coinvestment NTI – equity method investment [5]	—%	$120,000	$10,000	$—
TRP IV Coinvestment QLS – equity method investment	25.0%	$39,000	$9,735	$—
TRP IV Coinvestment FFR – equity method investment [5]	7.4%	$66,555	$4,950	$—
TRP V - equity method investment [6]	16.6%	$180,700	$30,000	$17,803
TRP V Coinvest - equity method investment 5 6	13.3%	$30,000	$4,000	$—

1The Company's share of the results is included within "Other income, net" in the consolidated statements of comprehensive income.
2In accordance with ASC 321, Investments – Equity Securities, these investments are recorded at cost minus impairment.
3Management anticipates that $1.7 million will be due in 2022.
4Management anticipates that the following amounts will be due: $0.1 million in 2022, $0.1 million from 2023 through 2024, $0.5 million in 2025, and none thereafter.
5The TRP III, TRP IV Coinvestments, TRP V, and TRP V Coinvest are unconsolidated majority interests. Management considered the criteria set forth in ASC 323, Investments – Equity Method and Joint Ventures, to establish the appropriate accounting treatment for these investments. This guidance requires the use of the equity method for recording investments in limited partnerships where the "so minor" interest is not met. As such, the investments are being accounted for under the equity method. Knight's ownership interest reflects its ultimate ownership of the portfolio companies underlying the TRP III, TRP IV Coinvestment NTI, TRP IV Coninvestment QLS, TRP IV Coinvestment FFR, TRP V, and TRP V Coninvest legal entities.
6Management anticipates that the following amounts will be due: $7.2 million in 2022, $7.2 million from 2023 through 2024, $0.9 million from 2025 through 2026, and $2.5 million thereafter.
Embark
During the second quarter of 2021, the Company invested $25.0 million in Embark in exchange for a convertible note. The terms of the agreement provided that the amount outstanding on the convertible note would be automatically converted into a number of shares of Embark's common stock upon either the closing of a qualified financing or upon a public event, subject to discounted conversion pricing per share based on a valuation of Embark.
In November 2021, Embark and Northern Genesis Acquisition Corp II, a publicly-traded special purpose acquisition company, completed a business combination agreement entered into on June 22, 2021, resulting in Embark becoming a publicly-traded company. In association with this transaction, the Company's convertible note automatically converted into a number of shares of Embark's common stock as outlined above. Further, the Company acquired an additional $25.0 million in Embark's common stock pursuant to a common stock subscription agreement between the Company and Embark. As of December 31, 2021, the fair value of the combined investment in Embark was $54.5 million, resulting in a net unrealized gain of $4.5 million recognized during 2021 in "Operating income, net" in the consolidated statements of comprehensive income.
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
Net Investment Balances
Net investment balances included in "Other long-term assets" in the consolidated balance sheets were as follows:

	December 31,
	2021	2020
	(in thousands)
TRP III – equity method investment	$801	$217
TRP IV – equity investment [1]	3	2,952
TRP IV Coinvestment NTI – equity method investment	37	5,609
TRP IV Coinvestment QLS – equity method investment	12,444	16,240
TRP IV Coinvestment FFR – equity method investment	6,761	4,905
TRP V – equity method investment	12,043	3,304
TRP V Coinvest – equity method investment	4,859	4,000
Holdings Co. – equity method investment [2]	38,821	40,335
Embark – equity investment	$54,467	$—
Total carrying value	$130,236	$77,562

1In accordance with ASC 321, Investments – Equity Securities, these investments are recorded at cost minus impairment.
2In accordance with ASC 323, Investments – Equity Method and Joint Ventures, the net investment balance includes accretion of amortization of certain definite-lived intangibles.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 7 — Trade Receivables, net
Trade receivables, net balances were comprised of the following:

	December 31,
	2021	2020
	(In thousands)
Trade customers	$847,305	$570,611
Equipment manufacturers	11,923	5,680
Insurance premiums [1]	43,455	5,804
Other [1]	30,316	18,477
Trade receivables	932,999	600,572
Less: Allowance for doubtful accounts	(21,663)	(22,093)
Trade receivables, net	$911,336	$578,479

1    Prior year amounts within the table above have been reclassified to conform to current year presentation.
The following is a rollforward of the allowance for doubtful accounts for trade receivables:

	2021	2020	2019
	(In thousands)
Beginning balance	$22,093	$18,178	$16,355
Provision	10,900	17,267	16,925
Write-offs directly against the reserve	(776)	(902)	(2,652)
Write-offs for revenue adjustments	(11,504)	(12,450)	(12,450)
Other [1]	950	—	—
Ending balance	$21,663	$22,093	$18,178

1    Represents allowance for doubtful trade accounts receivables assumed in 2021 from the Company's acquisitions. See Note 4 for further details regarding these acquisitions.
See Note 14 for a discussion of the Company's accounts receivable securitization program and the related accounting treatment.

Note 8 — Notes Receivable, net
The Company provides financing to independent contractors and other third parties on equipment sold or leased. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments, ranging from 5.1% to 15.0%. Notes receivable are included in "Other current assets" and "Other long-term assets" in the consolidated balance sheets and were comprised of:

	December 31,
	2021	2020
	(In thousands)
Notes receivable from independent contractors	$5,969	$7,291
Convertible note receivable from third party	10,141	—
Notes receivable from other third parties	994	3,034
Gross notes receivable	17,104	10,325
Allowance for doubtful notes receivable	(496)	(602)
Total notes receivable, net of allowance	$16,608	$9,723

Current portion, net of allowance	1,848	2,846
Long-term portion	$14,760	$6,877

Convertible Note

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
During the fourth quarter of 2021, the Company invested $10.0 million in a third-party company in exchange for a convertible note. The convertible note accrues simple interest on the unpaid principal balance at a rate of 12.0% and is payable on demand any time after August 27, 2023, unless earlier converted into shares of the third-party company's common stock. The amount outstanding on the convertible note is converted into a number of shares of the third-party company's common stock upon either the closing of a qualified financing, or at the Company's election in connection with a non-qualified financing, a change of control, or at maturity, subject to discounted conversion pricing per share based on a valuation of the third-party company.

Note 9 — Assets Held for Sale
The Company expects to sell its assets held for sale within the next twelve months. Revenue equipment held for sale totaled $8.2 million and $29.8 million as of December 31, 2021 and 2020, respectively. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the consolidated statements of comprehensive income were $74.8 million during 2021, $9.7 million during 2020, and $32.9 million during 2019.
During 2021, the Company incurred impairment losses of $0.3 million, primarily related to certain legacy trailer models. During 2020, the Company incurred impairment losses of $0.5 million, primarily related to certain tractors and trailers as a result of a softer used equipment market. During 2019, the Company incurred impairment losses of $0.4 million primarily related to certain legacy trailer models as a result of a softer used equipment market.

Note 10 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amounts of goodwill were as follows:

	2021	2020	2019
	(In thousands)
Goodwill at beginning of period	$2,922,964	$2,918,992	$2,919,176
Amortization relating to deferred tax assets	(9)	(11)	(232)
Acquisitions [1]	592,180	3,983	48
Goodwill at end of period	$3,515,135	$2,922,964	$2,918,992

1The goodwill associated with the ACT and MME acquisitions was allocated to the LTL segment. The goodwill associated with the UTXL acquisition was allocated to the Logistics segment. The goodwill associated with the Warehousing Co, and Eleos acquisitions was allocated to the non-reportable segments. See Note 4 regarding the amount attributed to adjustments to the opening balance sheets.
The following presents the components of goodwill by reportable segment as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	Net Carrying Amount [1]	Net Carrying Amount [1]
	(In thousands)
Truckload	$2,658,086	$2,658,095
Logistics	54,827	42,512
LTL	544,118	—
Intermodal	175,594	175,594
Non-reportable	82,510	46,763
Goodwill	$3,515,135	$2,922,964

1Except for the net accumulated amortization related to deferred tax assets in the Truckload segment, the net carrying amount and gross carrying amount are equal since there are no accumulated impairment losses.
There were no impairments identified during annual goodwill impairment testing in 2021, 2020, or 2019.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Other Intangible Assets
Other intangible asset balances were as follows:

	December 31,
	2021	2020
	(In thousands)
Definite-lived intangible assets: [1]
Gross carrying amount	$1,227,630	$894,597
Accumulated amortization	(201,139)	(145,852)
Definite-lived intangible assets, net	1,026,491	748,745
Indefinite-lived trade names:
Gross carrying amount	804,558	640,500
Intangible assets, net	$1,831,049	$1,389,245

1The major categories of the Company's definite-lived intangible assets include customer relationships, non-compete agreements, internally-developed software, trade names, and others. Identifiable intangible assets subject to amortization have been recorded at fair value. Intangible assets related to acquisitions other than the 2017 Merger are amortized over a weighted-average amortization period of 19.0 years. The Company's customer relationship intangible assets related to the 2017 Merger are being amortized over a weighted average amortization period of 19.9 years.
The following table presents amortization of intangible assets related to the 2017 Merger and various acquisitions:

	2021	2020	2019
	(In thousands)
Amortization of intangible assets related to the 2017 Merger	$41,375	$41,375	$41,375
Amortization related to other intangible assets	13,924	4,520	1,501
Amortization of intangibles	$55,299	$45,895	$42,876

As of December 31, 2021, management anticipates that the composition and amount of amortization associated with intangible assets will be $64.7 million in 2022, $64.2 million for each of the years 2023 and 2024, $64.1 million in 2025, and $62.7 million in 2026. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.
See Note 2 for accounting policies regarding goodwill and other intangible assets.

Note 11 — Accrued Payroll and Purchased Transportation
The following table presents the composition of accrued payroll and purchased transportation:

	December 31,
	2021	2020
	(In thousands)
Accrued payroll [1]	$146,326	$114,835
Accrued purchased transportation	70,758	46,053
Accrued payroll and purchased transportation	$217,084	$160,888

1    Accrued payroll includes accruals related to the various 401(k) plans the Company offers to its employees. Depending on the plan, employees must meet the minimum age requirement (18 – 21 years) and have completed ninety days or one year of service with the Company in order to qualify. Employees' rights to employer contributions are fully vested after three or five years from their date of employment. The plans offer discretionary matching contributions of the greater of 100% up to 3.0% or 6.0% of an employee's eligible compensation or $2,000.
The Company's employee benefits expense for matching contributions related to the 401(k) plans was approximately $16.2 million, $13.6 million, and $8.8 million in 2021, 2020, and 2019, respectively. This expense was included in "Salaries, wages, and benefits" in the consolidated statements of comprehensive income. As of December 31, 2021 and 2020, the balance above in accrued payroll included $14.5 million and $12.8 million, respectively, in matching contributions for the 401(k) plans.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 12 — Claims Accruals
Claims accruals represent the uninsured portion of outstanding claims at year-end. The current portion reflects the amount of claims expected to be paid in the following year. The Company's insurance programs for workers' compensation, auto and collision liability, physical damage, third-party carrier and independent contractor claims, cargo damage, and medical involves self-insurance with varying risk retention levels.
Claims accruals were comprised of the following:

	December 31,
	2021	2020
	(In thousands)
Auto reserves	$263,091	$231,875
Workers’ compensation reserves	90,481	94,609
Third-party carrier claims reserves	31,524	40
Independent contractor claims reserves	6,285	7,112
Cargo damage reserves	5,409	2,494
Employee medical and other reserves	20,531	13,612
Claims accruals	417,321	349,742
Less: current portion of claims accruals	(206,607)	(174,928)
Claims accruals, less current portion	$210,714	$174,814

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
Cargo Damage and Loss — The Company is insured against cargo damage and loss with liability limits of $2.0 million per truck or trailer with a $15.0 million limit per occurrence.
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
ACT — ACT maintains SIRs for claims on cargo losses, employee health and welfare, bodily injury and property, general liability and workers’ compensation. Losses under the employee health and welfare, BIPD, and workers’ compensation programs are typically limited on a per claim and aggregate basis through stop-loss and excess insurance policies. Risk retention amounts per occurrence are as follows:
•Workers' compensation - $1.0 million
•Auto liability - $2.0 million (ACT maintains a $5.0 million annual corridor deductible subject to a $10.0 million three-year policy term aggregate cap.)
•Employee medical - $1.0 million.
See Note 2 for accounting policy regarding the Company's claims accruals.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 13 — Income Taxes
The following table presents the Company's income tax expense:

	2021	2020	2019
	(In thousands)
Current expense:
Federal	$140,258	$80,060	$50,703
State	42,319	19,153	16,616
Foreign	8,382	4,248	5,526
	190,959	103,461	72,845
Deferred expense (benefit):
Federal	48,874	29,640	28,618
State	(10,369)	7,292	3,712
Foreign	1,423	9,283	(1,377)
	39,928	46,215	30,953
Income tax expense	$230,887	$149,676	$103,798

Rate Reconciliation — Expected tax expense is computed by applying the US federal corporate income tax rate of 21.0% to earnings before income taxes for 2021, 2020 and 2019. Actual tax expense differs from expected tax expense as follows:

	2021	2020	2019
	(In thousands)
Computed "expected" tax expense	$204,673	$117,665	$86,935
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	23,063	22,423	17,803
Other	3,151	9,588	(940)
Income tax expense	$230,887	$149,676	$103,798

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Deferred Income Taxes — The components of the net deferred tax asset (liability) included in "Deferred tax liabilities" in the consolidated balance sheets were:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Claims accrual	$79,496	$81,426
Allowance for doubtful accounts	5,530	5,727
Amortization of stock options	8,192	7,712
Accrued liabilities	11,497	17,941
Operating lease liabilities	34,260	29,278
Other	20,562	10,687
Total deferred tax assets	159,537	152,771
Valuation allowance	—	—
Total deferred tax assets, net	159,537	152,771
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(635,877)	(586,349)
Prepaid taxes, licenses, and permits deducted for tax purposes	(15,241)	(12,629)
Intangible assets	(338,191)	(334,618)
Operating lease right-of-use assets	(34,016)	(28,259)
Other	(11,089)	(6,857)
Total deferred tax liabilities	(1,034,414)	(968,712)
Deferred income taxes	$(874,877)	$(815,941)

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
Cumulative Undistributed Foreign Earnings — As of December 31, 2021, foreign withholding taxes have not been provided on approximately $107.0 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the US. As such, the Company is not required to provide withholding taxes on these earnings until they are repatriated in the form of dividends or otherwise. During the fourth quarter of 2020 our Mexico subsidiary distributed/repatriated $23.0 million to the US company. The taxes that resulted were insignificant.
Unrecognized Tax Benefits — The Company's unrecognized tax benefits as of December 31, 2021 would favorably impact the Company's effective tax rate if subsequently recognized.
See Note 2 for accounting policy related to the Company's income taxes.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2021, 2020, and 2019 is below:

	2021	2020	2019
	(In thousands)
Unrecognized tax benefits at beginning of year	$2,950	$4,083	$7,423
Increases for tax positions taken prior to beginning of year	—	—	38
Decreases for tax positions taken prior to beginning of year	(1,215)	(1,133)	(3,378)
Unrecognized tax benefits at end of year	$1,735	$2,950	$4,083

Increases for tax positions are related to the benefit received for federal deductions taken on the Company's subsidiary amended returns. Decreases for tax positions are related to federal deductions, which were reserved according to ASC 740-10. Management expects a decrease of $0.3 million in unrecognized tax benefits during the next twelve months.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Interest and Penalties — Accrued interest and penalties were approximately $0.1 million and $0.3 million as of December 31, 2021 and December 31, 2020, respectively.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by federal and various state jurisdictions for tax years ranging from 2014 to 2020. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2016 remain subject to examination.

Note 14 — Accounts Receivable Securitization
On April 23, 2021, the Company entered into the 2021 RSA which further amended the 2018 RSA. The 2021 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheets. As of December 31, 2021, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2021 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of December 31, 2021. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
The following table summarizes the key terms of the 2021 RSA and 2018 RSA (dollars in thousands):

	2021 RSA	2018 RSA
(Dollars in thousands)
Effective	April 23, 2021	July 11, 2018
Final maturity date	April 23, 2024	July 9, 2021
Borrowing capacity	$400,000	$325,000
Accordion option [1]	$100,000	$175,000
Unused commitment fee rate [2]	20 to 40 basis points	20 to 40 basis points
Program fees on outstanding balances 3 4	one month LIBOR + 82.5 basis points	one month LIBOR + 80 to 100 basis points
1The accordion option increases the maximum borrowing capacity, subject to participation by the purchasers.
2The 2021 RSA and 2018 RSA commitment fee rates are based on the percentage of the maximum borrowing capacity utilized.
3Only the rate for the 2018 RSA program fee is subject to the Company's consolidated total net leverage ratio.
4As identified within the 2021 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement index for LIBOR.
Availability under the 2021 RSA and 2018 RSA is calculated as follows:

	December 31,
	2021	2020
	(In thousands)
Borrowing base, based on eligible receivables	$400,000	$302,700
Less: outstanding borrowings [1]	(279,000)	(214,000)
Less: outstanding letters of credit	(65,300)	(67,281)
Availability under accounts receivable securitization facilities	$55,700	$21,419

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
1As of December 31, 2021, outstanding borrowings are included in "Accounts receivable securitization – less current portion" in the consolidated balance sheets and are offset by $0.5 million of deferred loan costs. As of December 31, 2020, outstanding borrowings are included in "Accounts receivable securitization – current portion" in the consolidated balance sheets and are offset by $0.1 million of deferred loan costs. Interest accrued on the aggregate principal balance at a rate of 0.9% and 1.0%, as of December 31, 2021 and 2020, respectively.
Program fees and unused commitment fees are recorded in "Interest expense" in the consolidated statements of comprehensive income. The Company's accounts receivable securitization incurred program fees of $3.1 million in 2021, $3.5 million in 2020, and $7.2 million in 2019.
Refer to Note 23 for information regarding the fair value of the 2021 RSA and 2018 RSA.

Note 15 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 14 and its outstanding finance lease obligations as discussed in Note 16, the Company's long-term debt consisted of the following:

	December 31,
	2021	2020
	(In thousands)
2021 Term Loan A-1, due December 3 2022, net 1 2	$199,676	$—
2021 Term Loan A-2, due September 3, 2024, net 1 2	199,607	—
2021 Term Loan A-3, due September 3, 2026, net 1 2	798,352	—
2017 Term Loan, due October 2022, net 1 3	—	298,907
Prudential Notes, net [1]	47,265	—
Other	5,069	—
Total long-term debt, including current portion	1,249,969	298,907
Less: current portion of long-term debt	(212,417)	—
Long-term debt, less current portion	$1,037,552	$298,907

	December 31,
	2021	2020
	(In thousands)
Total long-term debt, including current portion	$1,249,969	$298,907
2021 Revolver, due September 3, 2026 1 4	260,000	—
2017 Revolver, due October 2022 1 5	—	210,000
Long-term debt, including revolving line of credit	$1,509,969	$508,907

1    Refer to Note 23 for information regarding the fair value of debt.
2    The carrying amounts of the 2021 Term Loan A-1, 2021 Term Loan A-2, and 2021 Term Loan A-3 are net of $0.3 million, $0.4 million, and $1.6 million in deferred loan costs as of December 31, 2021, respectively.
3    Net of $1.1 million in deferred loan costs at December 31, 2020.
4    The Company also had outstanding letters of credit of $64.0 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities, at December 31, 2021.
5    The Company also had outstanding letters of credit of $29.3 million under the 2017 Revolver, primarily related to workers' compensation and self-insurance liabilities, at December 31, 2020.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Credit Agreements
2021 Debt Agreement — On September 3, 2021, the Company entered into the $2.3 billion 2021 Debt Agreement (an unsecured credit facility), with a group of banks, replacing the 2017 Debt Agreement and the July 2021 Term Loan (described below). The following table presents the key terms of the 2021 Debt Agreement:

	2021 Term Loan A-1	2021 Term Loan A-2	2021 Term Loan A-3	2021 Revolver [2]
2021 Debt Agreement Terms	(Dollars in thousands)
Maximum borrowing capacity	$200,000	$200,000	$800,000	$1,100,000
Final maturity date	December 3, 2022	September 3, 2024	September 3, 2026	September 3, 2026
Interest rate margin reference rate	BSBY	BSBY	BSBY	BSBY
Interest rate minimum margin [1]	0.75%	0.75%	0.88%	0.88%
Interest rate maximum margin [1]	1.38%	1.38%	1.50%	1.50%
Minimum principal payment — amount	$—	$—	$10,000	$—
Minimum principal payment — frequency	Once	Once	Quarterly	Once
Minimum principal payment — commencement date	December 3, 2022	September 3, 2024	September 30, 2024	September 3, 2026
1The interest rate margin for the 2021 Term Loan and 2021 Revolver is based on the Company's consolidated leverage ratio. As of December 31, 2021, interest accrued at 1.022% on the 2021 Term Loans and 1.064% on the 2021 Revolver.
2The commitment fee for the unused portion of the 2021 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.07% to 0.20%. As of December 31, 2021, commitment fees on the unused portion of the 2021 Revolver accrued at 0.100% and outstanding letter of credit fees accrued at 1.000%.
Pursuant to the 2021 Debt Agreement, the 2021 Revolver and the 2021 Term Loans contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2021 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2021 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2021 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2021 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of December 31, 2021, the Company was in compliance with the covenants under the 2021 Debt Agreement.
Borrowings under the 2021 Debt Agreement, are made by Knight-Swift Transportation Holdings Inc., and are guaranteed by certain of the Company's material domestic subsidiaries (other than its captive insurance subsidiaries, driving academy subsidiary, and bankruptcy-remote special purpose subsidiary).
July 2021 Term Loan — On July 6, 2021, Knight-Swift entered into a $1.2 billion term loan with Bank of America, N.A (the "July 2021 Term Loan"). The July 2021 Term Loan was incremental to, and was separate from, the 2017 Debt Agreement. The July 2021 Term Loan was fully funded on July 6, 2021 and there were no scheduled principal payments prior to its scheduled maturity in October 2022. The interest rate applicable to the July 2021 Term Loan was subject to a leverage-based grid and equaled the BSBY rate plus 1.000% at closing. The July 2021 Term Loan was paid off and terminated using the proceeds of the 2021 Term Loans, discussed above.
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
The 2021 Prudential Notes allow ACT to borrow up to $125.0 million, less amounts then currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2021 Debt Agreement. As of December 31, 2021, ACT had $77.6 million available under the agreement.
See Note 23 for fair value disclosures regarding the Company's debt instruments.

Note 16 — Leases
Lessee Disclosures
Lease Cost — The components of the Company's lease cost were as follows:

	2021	2020
	(in thousands)
Operating lease cost:
Operating lease costs	$46,795	$80,456
Short-term lease cost ¹	8,426	6,544
Sublease income	(60)	(360)
Rental expense	55,161	86,640

Finance lease cost:
Amortization of property and equipment	37,659	16,638
Interest expense	5,232	2,896
Total finance lease cost	42,891	19,534

Total operating and finance lease costs	$98,052	$106,174

1    Short-term lease cost includes leases with a term of twelve months or less, as well as month-to-month leases and variable lease costs.
Lease Liability Calculation Assumptions — The assumptions underlying the calculation of the Company's right-of-use assets and corresponding lease liabilities are disclosed below.

	December 31,
	2021		2020
	Operating	Finance	Operating	Finance
Revenue equipment leases
Weighted average remaining lease term	1.6 years	4.0 years	2.0 years	3.6 years
Weighted average discount rate	2.3%	1.9%	2.4%	2.4%

Real estate and other leases
Weighted average remaining lease term	12.6 years	—	10.6 years	—
Weighted average discount rate	3.0%	—%	3.7%	—%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Maturity Analysis of Lease Liabilities (as Lessee) — Future minimum lease payments for all noncancelable leases were:

	December 31, 2021
	Operating	Finance
	(In thousands)
2022	$38,871	$54,741
2023	27,124	49,275
2024	15,084	91,115
2025	11,037	70,543
2026	8,793	9,839
Thereafter	71,007	45,185
Future minimum lease payments	171,916	320,698
Less: amounts representing interest	(28,980)	(14,526)
Present value of minimum lease payments	142,936	306,172
Less: current portion	(35,322)	(50,006)
Lease liabilities – less current portion	$107,614	$256,166

Supplemental Cash Flow Lease Disclosures — The following table sets forth cash paid for amounts included in the measurement of lease liabilities:

	2021	2020
	(in thousands)
Operating cash flows for operating leases	$48,171	$83,675
Operating cash flows for finance leases	5,232	2,896
Financing cash flows for finance leases	108,186	83,910

Refer to Note 24 for information regarding the leasing transactions between the Company and its related parties.
Lessor Disclosures
The Company leases revenue equipment to independent contractors and other third parties under operating leases, which generally have terms between three and four years, and include renewal and purchase options. These leases also include variable charges associated with miles driven in excess of the stipulated allowable miles in the contract, which are accounted for separately and presented in the table below. Lease classification is determined based on minimum rental receipts per the agreement, including residual value guarantees, when applicable, as well as receivables due to the Company upon default or cross-default. When independent contractors default on their leases, the Company typically re-leases the equipment to other independent contractors. As such, future lease receipts reflect original leases and re-leases.
The Company's leases to third parties, some of which are subleases, are generally short-term, and may include renewal options.
The owned assets underlying the Company's leases as lessor primarily consist of revenue equipment. As of December 31, 2021 and 2020, the gross carrying value of such revenue equipment underlying these leases was $103.2 million and $103.1 million, respectively, and accumulated depreciation was $40.0 million and $29.7 million, respectively. Depreciation is calculated on a straight-line basis down to the residual value, as applicable, over the estimated useful life of the equipment. Depreciation expense for these assets was $20.6 million for 2021 and 2020.
Additionally, the Company periodically leases or subleases out real estate for use by third parties. These leases have varying terms, and may include renewal options.
Management’s significant assumptions and judgments include the determination of the amount the Company expects to derive from the underlying asset at the end of the lease term, as well as whether a contract contains a lease.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Lease Revenue and Rental Income — The components of the Company's lease revenue are included in "Revenue, excluding truckload and LTL fuel surcharge" and the Company's rental income is included in "Other income, net" in the consolidated statements of comprehensive income. These amounts are disclosed in the table below.

	2021	2020
	(in thousands)
Operating lease revenue	$95,934	$45,698
Variable lease revenue	1,353	1,691
Total lease revenue [1]	$97,287	$47,389

Rental income [2]	$10,375	$10,365

1    Represents operating revenue earned by the Company for leasing equipment to independent contractors and other third-parties.
2    Represents non-operating income earned from leasing real estate to third parties.
Maturity Analysis of Future Lease Revenues (as Lessor) — Future minimum lease revenues for all noncancelable leases were:

December 31, 2021
(In thousands)
2022	$38,262
2023	26,211
2024	12,492
2025	5,215
2026	1,926
Thereafter	3,618
Future minimum lease revenues	$87,724

Refer to Note 24 for information regarding the leasing transactions between the Company and related parties.

Note 17 — Defined Benefit Pension Plan
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
The pension plan was amended such that benefit accrual and plan participation for the plan were effectively frozen as of January 1, 1997, resulting in a curtailment on that date. The net pension liability recognized is as follows:

December 31, 2021
(In thousands)
Projected benefit obligation	$71,440
Less: fair value of plan assets	70,467
Unfunded status	$973
Accrued pension liability recognized [1]	$973

1The pension liability is included in "Other long-term liabilities" in the consolidated balance sheets.
"Other comprehensive loss" in the consolidated statements of comprehensive income included a $0.6 million loss from pension plan adjustments during 2021. The provisions of the plan do not require compensation levels to be considered in determining the plan’s benefit obligation. As such, the accumulated benefit obligation and projected benefit obligation are the same.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Other information concerning the defined benefit pension plan is summarized below:

2021
(In thousands)
Net periodic pension income	$1,483
Benefits paid	2,981

Assumptions
A weighted-average discount rate of 2.53% was used to determine benefit obligations as of December 31, 2021.
The following weighted-average assumptions were used to determine net periodic pension cost:

2021
Discount rate	2.55%
Expected long-term rate of return on pension plan assets	6.00%

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
The defined benefit pension plan weighted-average asset allocations, by asset category, are as follows:

2021
Asset category:
Equity securities	30%
Debt securities	68%
Cash and cash equivalents	2%
Total	100%

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
Refer to Note 23 for additional information regarding fair value measurements of the Company's investments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Cash flows
ACT did not contribute to the pension plan during 2021. ACT is not expecting to recognize any net loss within "Other comprehensive loss" in the consolidated statements of comprehensive income during 2022.
The following benefit payments are expected to be paid in each of the fiscal years as follows:

December 31, 2021
(In thousands)
2022	3,594
2023	3,708
2024	3,854
2025	3,956
2026	4,043
2027 through 2030	20,543
Total	$39,698

Note 18 — Purchase Commitments
As of December 31, 2021, the Company had outstanding commitments to acquire revenue equipment of $858.0 million in 2022 ($585.8 million of which were tractor commitments), $58.6 million in 2023 ($50.4 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of operating leases, finance leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of December 31, 2021, the Company had outstanding purchase commitments to acquire facilities and non-revenue equipment of $53.4 million in 2022, $4.5 million in the two-year period 2023 through 2024, and $1.2 million in the two-year period 2025 through 2026, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $18.1 million and $20.2 million relating to the Company's outstanding legal proceedings as of December 31, 2021 and 2020, respectively.
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
Recent Developments and Current Status
In July 2019, a jury issued an adverse verdict in this lawsuit. The court issued a decision granting in part and denying in part certain motions related to the jury’s verdict. Both parties have appealed the court’s decision. On August 6, 2021 a three-judge panel of the 8th Circuit Court of Appeals issued an opinion reversing the trial court’s decision. On October 4, 2021 the 8th Circuit Court of Appeals denied a petition for rehearing. The likelihood that a loss has been incurred is no longer probable, and the accrual for this lawsuit has accordingly been reversed as of December 31, 2021.

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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. In January 2020, the court granted final approval of the settlement. Two objectors appealed the court's decision granting final approval of the settlement. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of December 31, 2021.

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
Recent Developments and Current Status
In January 2020, the court granted final approval of the settlement in this matter. In March 2020, the Company paid the settlement amount approved by the court. As of December 31, 2021, the Company has accrued for anticipated costs associated with finalizing this matter.
1    Individually and on behalf of all others similarly situated.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Other Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, experience damage, mechanical failures and cargo issues as an incidental part of the normal ordinary course of operations. From time to time, these matters result in the discharge of diesel fuel, motor oil, or other hazardous materials into the environment. Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges. As of December 31, 2021, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $1.1 million in the aggregate for all current and prior year claims.

Note 20 — Share Repurchase Plans
On May 31, 2019, the Company announced that the Board approved the repurchase of up to $250.0 million worth of the Company's outstanding common stock (the "2019 Knight-Swift Share Repurchase Plan"). With the adoption of the 2019 Knight-Swift Share Repurchase Plan, the Company terminated the previous share repurchase plan. There was approximately $0.2 million of authorized purchases remaining under the previous share repurchase plan upon termination.
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
The following table presents the Company's repurchases of its common stock under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		2021		2020
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
	(in thousands)
May 30, 2019	$250,000	—	—	4,841	179,585
November 24, 2020 [1]	$250,000	1,377	57,175	—	—
		1,377	$57,175	4,841	$179,585

1    $192.8 million and $250.0 million remained available under the 2020 Knight-Swift Share Repurchase Plan as of December 31, 2021 and December 31, 2020, respectively.
Subsequent to December 31, 2021, the Company repurchased 0.7 million shares for $36.9 million under the 2020 Knight-Swift Share Repurchase Plan, leaving $155.9 million available as of February 22, 2022.

Note 21 — Stock-based Compensation
Compensatory Stock Plans
Before the 2017 Merger, Knight and Swift granted stock-based awards under their respective stock-based compensation plans, discussed below.
2014 Stock Plan — Currently, the 2014 Stock Plan, as amended and restated, is the Company’s only compensatory stock-based incentive plan. The previous 2014 stock plan replaced Swift's 2007 Omnibus Incentive Plan when it was adopted by Swift's board of directors in March 2014 and then approved by the Swift stockholders in May 2014. The previous 2014 stock plan was amended and restated to rename the plan and for other administrative changes relating to the 2017 Merger. The 2014 Stock Plan was again amended and restated in 2020 to increase the number of shares of common stock available for issuance and extended the term of the 2014 Stock Plan, as well as to amend certain provisions to comply with best practices. Other terms of the 2014 Stock Plan, as amended and restated, remain substantially the same as the previous 2014 stock plan and first amended and restated stock plan. The 2014 Stock Plan, as amended and restated, permits the payment of cash incentive compensation and authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, cash-based awards, and stock-based awards to the Company's employees and non-employee directors. As of December 31, 2021, the aggregate number of shares remaining available under the 2014 Stock Plan was approximately 4.7 million.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Legacy Plans — In connection with the 2017 Merger, the registered securities under the Knight Amended and Restated 2003 Stock Option Plan, the Knight 2012 Equity Compensation Plan, the Knight Amended and Restated 2015 Omnibus Incentive Plan, and the Swift 2007 Omnibus Incentive Plan (collectively, the "Legacy Plans") were deregistered. As such, no future awards may be granted under these Legacy Plans. Outstanding awards granted under the Legacy Plans were assumed by Knight-Swift and continue to be governed by such Legacy Plans until such awards have been exercised, forfeited, canceled, or have otherwise expired or terminated.
See Note 2 regarding the Company's accounting policy for stock-based compensation.
Stock-based Compensation Expense
Stock-based compensation expense, net of forfeitures, which is included in "Salaries, wages, and benefits" in the consolidated statements of comprehensive income is comprised of the following:

	2021	2020	2019
	(In thousands)
Stock options	$232	$567	$1,149
Restricted stock units	18,190	13,496	9,734
Performance units	15,073	5,576	2,492
Stock-based compensation expense – equity awards	$33,495	$19,639	$13,375
Stock-based compensation (benefit) expense – liability awards [1]	(5,364)	6,955	2,663
Total stock-based compensation expense, net of forfeitures	$28,131	$26,594	$16,038
Income tax benefit [2]	$8,357	$4,949	$3,344

1Includes awards granted to executive management in November 2019 that, per the original agreement, would ultimately settle in cash upon fulfilling a requisite service period (for restricted stock units) and fulfilling a requisite service period and achieving performance targets (for performance units). During 2021, the Company amended the agreements for outstanding awards to ultimately settle in shares after each requisite service period.
2The income tax benefit is calculated by applying the statutory tax rate to stock-based compensation expense for equity awards, as the expense associated with liability awards is not tax deductible.
Unrecognized Stock-based Compensation Expense
The following table presents the total unrecognized stock-based compensation expense and the expected weighted average period over which these expenses will be recognized:

	December 31, 2021
	Expense	Weighted Average Period
	(In thousands)	(In years)
Equity awards – Restricted stock units	49,704	2.2
Equity awards – Performance units	14,306	2.4
Total unrecognized stock-based compensation expense	$64,010	2.3

Stock Award Grants

	2021	2020	2019
Restricted stock units	562,021	722,499	588,819
Performance units	112,690	146,036	102,776
Equity awards granted	674,711	868,535	691,595
Liability awards granted 1 2	—	—	80,927
Total stock awards granted	674,711	868,535	772,522

1    Includes 48,556 performance units in 2019.
2    Includes 32,371 restricted stock units in 2019.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Stock Options
Stock options are the contingent right of award holders to purchase shares of the Company's common stock at a stated price for a limited time. The exercise price of options granted equals the fair value of the Company's common stock determined by the closing price of the Company's common stock quoted on the NYSE on the grant date. Most stock options granted by the Company cannot be exercised until at least one year after the grant date and have a five to ten-year contractual term. Stock options are generally forfeited upon termination of employment for reasons other than death, disability, or retirement.
A summary of 2021 stock option activity follows:

Stock options outstanding:	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value [1]
			(In years)	(In thousands)
Stock options outstanding at December 31, 2020	302,976	$29.45	1.2	$3,748
Granted	—	—
Exercised	(207,242)	28.59
Expired	(7,419)	23.80
Forfeited	(3,308)	33.35
Stock options outstanding at December 31, 2021	85,007	$31.95	0.6	$2,464
Aggregate number of stock options expected to vest at a future date as of December 31, 2021	—	$—	0.0	$—
Exercisable at December 31, 2021	85,007	$31.95	0.6	$2,464

1The aggregate intrinsic value was computed using the closing share price on December 31, 2021 of $60.94 and on December 31, 2020 of $41.82, as applicable.
The following table summarizes stock option exercise information for the years presented:

Stock option exercises	2021	2020	2019
	(In thousands, except share data)
Number of stock options exercised	207,242	382,254	443,288
Intrinsic value of stock options exercised	$4,120	$4,929	$5,183
Cash received upon exercise of stock options	$5,924	$10,199	$10,478
Income tax benefit	$1,304	$1,029	$221
The following table is a rollforward of the Company's unvested stock options:

Unvested stock options:	Shares	Weighted Average Fair Value
Unvested stock options at December 31, 2020	86,779	$6.78
Vested	(83,707)	6.78
Forfeited and canceled	(3,072)	6.78
Unvested stock options at December 31, 2021	—	$—

The total fair value of the shares vested during 2021, 2020, and 2019 was $0.6 million, $1.0 million, and $1.5 million, respectively.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Restricted Stock Units
A restricted stock unit represents a right to receive a common share of stock when the unit vests. Restricted stock unit recipients do not have voting rights with respect to the shares underlying unvested awards. Employees generally forfeit their units if their employment terminates before the vesting date, with the exception of death, disability or retirement.
The following table is a rollforward of unvested restricted stock units, including restricted stock units classified as equity and those classified as liabilities:

Unvested restricted stock units:	Number of Awards	Weighted Average Fair Value [1]
Unvested restricted stock units at December 31, 2020	1,723,838	$34.07
Granted	562,021	50.63
Vested [2]	(456,670)	32.53
Forfeited	(119,428)	39.97
Unvested restricted stock units at December 31, 2021	1,709,761	$39.81

1    The fair value of each restricted stock unit is based on the closing market price on the grant date.
2    Includes 170,280 shares withheld for taxes and 18,697 net units settled in cash which were excluded from the "Common stock issued to employees" activity within the consolidated statements of stockholders' equity.
Performance Units
The Company issues performance units to select key employees, that may be earned based on achieving performance targets approved by the compensation committee annually. The initial award is subject to an adjustment determined by the Company's performance achieved over a three-year performance period when compared to the objective performance standards adopted by the compensation committee. Furthermore, the performance units have additional service requirements subsequent to the achievement of the performance targets. Performance units do not earn dividend equivalents.
The following table is a rollforward of unvested performance units, including performance units classified as equity and those classified as liabilities:

Unvested performance units:	Shares	Weighted Average Fair Value
Unvested performance units at December 31, 2020	549,730	$39.50
Granted	112,690	$60.55
Shares earned above target	45,409	$37.89
Vested [1]	(136,225)	$45.02
Unvested performance units at December 31, 2021 [2]	571,604	$44.22

1Includes 63,815 shares withheld for taxes and 39,225 net units settled in cash which were excluded from the "Common stock issued to employees" activity within the consolidated statements of stockholders' equity.
2The performance measurement period for performance units granted in 2018 is January 1, 2019 to December 31, 2021 (three full calendar years). The performance measurement period for performance units granted in 2019 is January 1, 2020 to December 31, 2022 (three full calendar years). The performance measurement period for performance units granted in 2020 is January 1, 2021 to December 31, 2023 (three full calendar years). The performance measurement period for units granted in 2021 is January 1, 2022 to December 31, 2024 (three full calendar years). All performance units will vest one month following the expiration of the performance measurement period.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table presents the weighted average assumptions used in the fair value computation for performance units, including performance units classified as equity and those classified as liabilities:

Performance unit fair value assumptions:	2021	2020	2019
Dividend yield [1]	0.67%	0.78%	0.66%
Expected volatility [2]	36.00%	37.99%	34.88%
Average peer volatility [2]	35.49%	35.62%	27.96%
Average peer correlation coefficient [3]	0.60	0.59	0.60
Risk-free interest rate [4]	0.92%	0.20%	1.60%
Expected term (in years) [5]	3.1	3.1	3.1
Weighted-average fair value of performance units granted	$60.55	$42.41	$37.24
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
Non-compensatory Stock Plan: ESPP
The Company's 2012 ESPP is administered by the Company, is intended to qualify under Section 423 of the Internal Revenue Code, and is considered noncompensatory. Pursuant to the 2012 ESPP, the Company is authorized to issue up to 1.4 million shares of its common stock to eligible employees who participate in the plan. Employees are eligible to participate in the 2012 ESPP following at least 90 days of employment with the Company or any of its participating subsidiaries. Under the terms of the 2012 ESPP, eligible employees may elect to purchase common stock through payroll deductions, not to exceed 15% of their gross cash compensation. The purchase price of the common stock is 95% of the common stock's fair market value quoted on the NYSE on the last trading day of each offering period. There are four three-month offering periods corresponding to the calendar quarters. Each eligible employee is restricted to purchasing a maximum of $6,250 of common stock during an offering period, determined by the fair market value of the common stock as of the last day of the offering period, and $25,000 of common stock during a calendar year. Officers or employees who own 5% or more of the total voting power or value of common stock are restricted from participating in the 2012 ESPP.
The plan was amended effective January 1, 2019 to align with new federal tax legislation that lifted the restriction on contributing to the ESPP if the participant had a hardship withdrawal on the 401(k) plan.
In 2021, the Company issued approximately 63,000 shares under the 2012 ESPP at a weighted average discounted price per share of $44.12. As of December 31, 2021, the Company is authorized to issue an additional 1.0 million shares under the 2012 ESPP.

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
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	2021	2020	2019
	(In thousands)
Basic weighted average common shares outstanding	165,860	169,711	171,541
Dilutive effect of equity awards	1,200	838	601
Diluted weighted average common shares outstanding	167,060	170,549	172,142
Anti-dilutive shares excluded from earnings per diluted share [1]	208	63	603
1Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock.

Note 23 — Fair Value Measurement
ASC 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of December 31, 2021 and 2020, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
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
Restricted Investments, Held-to-Maturity — The estimated fair value of the Company's restricted investments is based on quoted prices in active markets that are readily and regularly obtainable. See Note 5 for additional investments disclosures regarding restricted investments, held-to-maturity.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Debt Instruments and Leases — For notes payable under the 2021 Revolver, the 2021 Term Loans, the 2021 Prudential Notes, the 2017 Revolver, and the 2017 Term Loan, fair value approximates the carrying value due to the variable interest rate. The carrying values of the 2021 RSA and 2018 RSA approximate fair value, as the underlying receivables are short-term in nature and only eligible receivables (such as those with high credit ratings) are qualified to secure the borrowed amounts. For finance and operating lease liabilities, the carrying value approximates the fair value, as the Company's finance and operating lease liabilities are structured to amortize in a manner similar to the depreciation of the underlying assets.
Contingent Consideration — The estimated fair value of the Company's contingent consideration owed to sellers is calculated using applicable models and inputs for each acquired entity.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		December 31, 2021		December 31, 2020
	Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Restricted investments, held-to-maturity [1]	Restricted investments, held-to-maturity, amortized cost	$5,866	$5,859	$9,001	$8,995
Equity method investments	Other long-term assets	75,769	75,769	77,562	77,562
Investments in equity securities	Other long-term assets	74,201	74,201	18,675	18,675
Convertible note	Other long-term assets	10,141	10,141	—	—

Financial Liabilities:
2021 Term Loan A-1, due December 2022 [2]	Long-term debt – less current portion	199,676	200,000	—	—
2021 Term Loan A-2, due September, 2024 [2]	Long-term debt – less current portion	199,607	200,000	—	—
2021 Term Loan A-3, due September 2026 [2]	Long-term debt – less current portion	798,352	800,000	—	—
2021 Revolver, due September 2026	Revolving line of credit	260,000	260,000	—	—
2021 Prudential Notes [3]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	47,265	47,354	—	—
2021 RSA, due April 2024 [4]	Accounts receivable securitization – less current portion	278,483	279,000	—	—
Contingent consideration associated with acquisition	Accrued liabilities, Other long-term liabilities	13,100	13,100	16,200	16,200
2017 Term Loan, due October 2022 [5]	Long-term debt – less current portion	$—	$—	$298,907	$300,000
2017 Revolver, due October 2022	Revolving line of credit	—	—	210,000	210,000
2018 RSA, due July 2021 [6]	Accounts receivable securitization – current portion	—	—	213,918	214,000

1Refer to Note 5 for the differences between the carrying amounts and estimated fair values of the Company's restricted investments, held-to-maturity.
2The carrying amounts of the 2021 Term Loan A-1, 2021 Term Loan A-2, and 2021 Term Loan A-3 are net of $0.3 million, $0.4 million, and $1.6 million in deferred loan costs as of December 31, 2021, respectively.
3The carrying amount of the 2021 Prudential Notes is net of $0.1 million in deferred loan costs and $2.4 million in fair value adjustments as of December 31, 2021.
4The carrying amount of the 2021 RSA is net of $0.5 million in deferred loan costs as of December 31, 2021.
5The carrying amount of the 2017 Term Loan is net of $1.1 million in deferred loan costs as of December 31, 2020
6The carrying amount of the 2018 RSA is net of $0.1 million in deferred loan costs as of December 31, 2020.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a recurring basis as of December 31, 2021 and 2020:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Unrealized Gain Position
	(In thousands)
As of December 31, 2021
Convertible note [1]	$10,141	$—	$—	$10,141	$141
Investments in equity securities [2]	74,201	74,201	—	—	14,456
As of December 31, 2020
Investments in equity securities [3]	18,675	18,675	—	—	3,553
1The Company recognized $0.1 million of unrealized gains on the convertible note during 2021, which is included within "Other income, net" within the consolidated statements of comprehensive income. The fair value of the note was determined using a discounted cash flow analysis based on the probability of exit event options and exit event dates.
2Fair value activity from the investments in equity securities is recorded in "Other income, net" within the consolidated statements of comprehensive income. During 2021, the Company recognized $16.4 million in gains on these investments in equity securities, consisting of $10.9 million in unrealized gains and $5.5 million in realized gains.
3Fair value activity from the investments in equity securities is recorded in "Other income, net" within the consolidated statements of comprehensive income. During 2020, the Company recognized $3.7 million in unrealized gains on these investments in equity securities.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of December 31, 2021 and 2020.

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of December 31, 2021
Contingent consideration associated with acquisition [1]	$13,100	$—	$—	$13,100	$—
As of December 31, 2020
Contingent consideration associated with acquisition [2]	16,200	—	—	16,200	(6,730)
1The Company did not recognize any gains (losses) during 2021 related to the revaluation of these liabilities. Refer to Note 4 for information regarding the components of these liabilities.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of assets measured on a nonrecurring basis as of December 31, 2021 and 2020:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of December 31, 2021
Equipment [1]	$—	$—	$—	$—	$(299)
As of December 31, 2020
Equipment [2]	5,851	—	5,851	—	(5,335)
1    Reflects the non-cash impairment of certain revenue equipment held for sale (within the non-reportable segments and the Truckload segment).
2    Reflects the non-cash impairment of certain alternative fuel technology (within the non-reportable segments) and certain revenue equipment held for sale (within the Truckload segment). The Company recognized $5.3 million of impairments during 2020.
Nonrecurring Fair Value Measurements (Liabilities) — As of December 31, 2021 and 2020 there were no liabilities included in the Company's consolidated balance sheets at estimated fair value that were measured on a nonrecurring basis.
Fair Value of Pension Plan Assets — The following table sets forth the level within the fair value hierarchy of ACT's pension plan financial assets accounted for at fair value on a recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. ACT's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of these assets and their placement within the fair value hierarchy levels.

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of December 31, 2021
US equity funds	$14,877	$14,877	$—	$—
International equity funds	6,304	6,304	—	—
Fixed income funds	47,873	47,873	—	—
Cash and cash equivalents	1,413	1,413	—	—
Total pension plan assets	$70,467	$70,467	$—	$—

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 24 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	2021		2020		2019
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Freight Services:
Central Freight Lines [1]	$—	$—	$7,837	$—	$19,651	$—
SME Industries [1]	—	—	56	—	345	—
Total	$—	$—	$7,893	$—	$19,996	$—

Facility and Equipment Leases:
Central Freight Lines [1]	$—	$—	$48	$277	$322	$369
Other Affiliates [1]	—	311	11	229	18	—
Total	$—	$311	$59	$506	$340	$369

Other Services:
Central Freight Lines [1]	$—	$—	$427	$—	$1,834	$—
DPF Mobile [1]	—	—	—	33	—	220
Other Affiliates [1]	31	35	15	35	39	2,432
Total	$31	$35	$442	$68	$1,873	$2,652

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
Receivables and payables pertaining to related party transactions were:

	December 31,
	2021		2020
	Receivable	Payable	Receivable	Payable
	(In thousands)
Central Freight Lines	$—	$—	$133	$—
DPF Mobile	—	—	—	41
Other Affiliates	14	44	2	10
Total	$14	$44	$135	$51

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 25 — Information by Segment, Geography, and Customer Concentration
Segment Information
The Company has four reportable segments: Truckload, Logistics, LTL, and Intermodal, as well as the non-reportable segments, discussed below. Based on how economic factors affect the nature, amount, timing, and uncertainty of revenue or cash flows, the Company disaggregates revenues by reportable segment for the purposes of applying the ASC 606 guidance.
The Company's twenty-four operating segments are structured around the types of transportation service offerings provided to our customers, as well as the equipment utilized. In addition, the operating segments may be further distinguished by the Company’s respective brands. The Company aggregated these various operating segments into the four reportable segments discussed below based on similarities with both their qualitative and economic characteristics.
Truckload
The Truckload reportable segment is comprised of nine full truckload operating segments that provide similar transportation services to the Company's customers utilizing similar transportation equipment over both irregular (one-way movement) and/or dedicated routes. The Truckload reportable segment consists of irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border operations.
Logistics
The Logistics reportable segment is comprised of six logistics operating segments that provide similar transportation services to the Company's customers and primarily consist of brokerage and other freight management services utilizing third-party transportation providers and their equipment.
LTL
Our LTL segment, established in 2021 through the ACT and MME acquisitions, is comprised of two operating segments and provides our customers with regional LTL transportation services through a network of approximately 100 service centers in the Company's geographical footprint. The Company's LTL service also includes national coverage to customers by utilizing partner carriers for areas outside of the Company's direct network.
Intermodal
The Intermodal reportable segment is comprised of two intermodal operating segments that provide similar transportation services to the Company's customers. These transportation services include arranging the movement of customers' freight through third-party intermodal rail services on the Company’s trailing equipment (containers and trailers on flat cars), as well as drayage services to transport loads between the railheads and customer locations.
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
Intersegment Eliminations
Certain operating segments provide transportation and related services for other affiliates outside their segments. For certain operating segments, such services are billed at cost, and no profit is earned. For the other operating segments, revenues for such services are based on negotiated rates, and are reflected as revenues of the billing segment. These rates are adjusted from time to time, based on market conditions. Such intersegment revenues and expenses are eliminated in Knight-Swift's consolidated results.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables present the Company's financial information by segment:

	2021		2020		2019
Total revenue:	(Dollars in thousands)
Truckload	$4,098,005	68.3%	$3,786,030	81.0%	$3,952,866	81.6%
Logistics	$817,003	13.6%	$375,841	8.0%	$352,988	7.3%
LTL	$396,308	6.6%	$—	—%	$—	—%
Intermodal	$458,867	7.7%	$391,462	8.4%	$455,466	9.4%
Subtotal	$5,770,183	96.2%	$4,553,333	97.4%	$4,761,320	98.3%
Non-reportable segments	$306,414	5.1%	$188,882	4.0%	$130,782	2.7%
Intersegment eliminations	$(78,578)	(1.3%)	$(68,352)	(1.4%)	$(48,152)	(1.0%)
Total revenue	$5,998,019	100.0%	$4,673,863	100.0%	$4,843,950	100.0%

	2021		2020		2019
Operating income (loss):	(Dollars in thousands)
Truckload	$784,436	81.2%	$578,512	102.5%	$468,749	109.7%
Logistics	$93,920	9.7%	$20,245	3.6%	$21,869	5.1%
LTL	$31,169	3.2%	$—	—%	$—	—%
Intermodal	$42,060	4.4%	$(943)	(0.2%)	$4,501	1.1%
Subtotal	$951,585	98.5%	$597,814	105.9%	$495,119	115.9%
Non-reportable segments	$14,112	1.5%	$(33,376)	(5.9%)	$(67,681)	(15.9%)
Operating income	$965,697	100.0%	$564,438	100.0%	$427,438	100.0%

	2021		2020		2019
Depreciation and amortization of property and equipment:	(Dollars in thousands)
Truckload	$422,558	80.9%	$390,417	84.7%	$355,270	84.6%
Logistics	$1,357	0.3%	$829	0.2%	$728	0.2%
LTL	$24,844	4.8%	$—	—%	$—	—%
Intermodal	$15,345	2.9%	$14,377	3.1%	$13,506	3.2%
Subtotal	$464,104	88.9%	$405,623	88.0%	$369,504	88.0%
Non-reportable segments	$58,492	11.1%	$55,152	12.0%	$50,578	12.0%
Consolidated depreciation and amortization of property and equipment	$522,596	100.0%	$460,775	100.0%	$420,082	100.0%

Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for each of 2021, 2020, and 2019. Additionally, long-lived assets on the balance sheets of the Company's foreign subsidiaries were less than 5.0% of consolidated "Total assets" as of December 31, 2021 and 2020.
Customer Concentration
Services provided to the Company's largest customer generated 16.1%, 16.8%, and 13.3% of total revenue in 2021, 2020, and 2019, respectively. Revenue generated by the Company's largest customer is reported in each of our reportable operating segments. No other customer accounted for 10.0% or more of total revenue in 2021, 2020, or 2019.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

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
Changes in Internal Control over Financial Reporting
There has been no significant change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our CEO and CFO, management conducted an evaluation of the Company's internal control over financial reporting as of December 31, 2021.  In making this evaluation, management used the criteria in Internal Control - Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of internal control over financial reporting as of December 31, 2021 was audited by Grant Thornton LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K.  Grant Thornton LLP's report on the Company's internal control over financial reporting is included herein.
In July 2021, we completed the ACT Acquisition. For further discussion of the ACT Acquisition, refer to Note 4 in Part II, Item 8. We are in the process of evaluating the existing controls and procedures of ACT and integrating ACT in our disclosure controls and procedures and internal control over financial reporting. SEC guidance permits companies to exclude acquisitions from their assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred, and our management has elected to exclude ACT from its assessment. ACT constituted 14.0% and 6.0% of our consolidated total assets and consolidated revenues, respectively, as of and for the year ended December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Knight-Swift Transportation Holdings Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Knight-Swift Transportation Holdings Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting ("Management's Report"). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of AAA Cooper Transportation ("ACT"), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 14 and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report, ACT was acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of ACT.
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
/s/ GRANT THORNTON LLP

Phoenix, Arizona
February 24, 2022

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item 10 is hereby incorporated by reference to the information set forth under the captions "Proposal No. 1: Election of Directors," "Management," "The Board of Directors and Corporate Governance — Code of Business Conduct and Ethics," "The Board of Directors and Corporate Governance — Nomination of Director Candidates," and "The Board of Directors and Corporate Governance — Board Committees" in the Company's definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this Item 11 is hereby incorporated by reference to the information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Company's definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC.

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
2012 ESPP — The 2012 ESPP, as amended, authorized the Company to issue shares of its common stock to eligible employees who participate in the plan.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
The following table represents securities authorized for issuance under the Company's stock plans at December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,366,372	$31.95	5,681,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,366,372	$31.95	5,681,000

Column (a) includes 2,281,365 shares of Knight-Swift common stock underlying outstanding restricted stock units and performance units. Because there is no exercise price associated with such awards, such equity awards are not included in the weighted-average exercise price calculation in column (b).
Columns (a) and (b) pertain to the 2014 Stock Plan. No amounts related to the 2012 ESPP are included in columns (a) or (b). Column (c) includes 4,729,787 shares available for issuance under the 2014 Stock Plan and 951,213 shares available for issuance under the 2012 ESPP.
Other information required under this Item 12 is hereby incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item 13 is hereby incorporated by reference to the information set forth under the captions "Relationships and Related Party Transactions," "The Board of Directors and Corporate Governance — Composition of Board," "The Board of Directors and Corporate Governance — Board Leadership Structure," and "The Board of Directors and Corporate Governance — Board Committees" in the Company's definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item 14 is hereby incorporated by reference to the information set forth under the caption "Audit and Non-Audit Fees" in the Company's definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC.

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
Incorporated by reference to Exhibit 2.2 of Form 10-Q for the quarter ended September 30, 2021

3.1	Fourth Amended and Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2020

3.2	Fourth Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 9, 2022

4.1	Description of the Registrant’s Securities	Filed herewith

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
Incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2018

10.33**	Form of RSU Award Notice 2018 (Share Settled)	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2019

10.34**	Form of PU Award Notice 2018 (Share Settled)	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2019

10.35**	Form of RSU Award Notice 2018 (Cash Settled)	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2019

10.36**	Form of PU Award Notice 2018 (Cash Settled)	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2019

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
10.37**	Form of RSU Award Notice 2019 (Share Settled)	Incorporated by reference to Exhibit 10.42 of Form 10-K for the year ended December 31, 2019

10.38**	Form of Relative PU Award Notice 2019 (Share Settled)	Incorporated by reference to Exhibit 10.43 of Form 10-K for the year ended December 31, 2019

10.39**	Form of Target PU Award Notice 2019 (Share Settled)	Incorporated by reference to Exhibit 10.44 of Form 10-K for the year ended December 31, 2019

10.40**	Form of RSU Award Notice 2019 (Cash Settled)	Incorporated by reference to Exhibit 10.45 of Form 10-K for the year ended December 31, 2019

10.41**	Form of Relative PU Award Notice 2019 (Cash Settled)	Incorporated by reference to Exhibit 10.46 of Form 10-K for the year ended December 31, 2019

10.42**	Form of Target PU Award Notice 2019 (Cash Settled)	Incorporated by reference to Exhibit 10.47 of Form 10-K for the year ended December 31, 2019

10.43	First Amendment to the Knight-Swift Transportation Holding Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2020

10.44**	Form of RSU Award Notice 2020	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2020

10.45	First Amendment to Credit Facility, dated October 2, 2020	Incorporated by reference to Exhibit 10.45 of form 10-K for the year ended December 31, 2020

10.46**	Form of Target PU Award Notice 2020 (Share Settled)	Incorporated by reference to Exhibit 10.46 of form 10-K for the year ended December 31, 2020

10.47
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
Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2021

10.48*	Credit Agreement, dated as of July 6, 2021, by and among Knight-Swift Transportation Holdings Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2021

10.49*
Credit Agreement, dated as of September 3, 2021, by and among Knight-Swift Transportation Holdings Inc., the lenders thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association and PNC Bank National Association, as Co-Syndication Agents
Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2021

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
February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title	Date	Signature and Title	Date

/s/ David A. Jackson	February 24, 2022	/s/ Michael Garnreiter	February 24, 2022
David A. Jackson		Michael Garnreiter
President, Chief Executive Officer, and Director		Director
(Principal Executive Officer)

/s/ Adam W. Miller	February 24, 2022	/s/ Robert Synowicki, Jr.	February 24, 2022
Adam W. Miller		Robert Synowicki, Jr.
Chief Financial Officer		Director
(Principal Financial Officer)

/s/ Cary M. Flanagan	February 24, 2022	/s/ David Vander Ploeg	February 24, 2022
Cary M. Flanagan		David Vander Ploeg
Chief Accounting Officer		Director
(Principal Accounting Officer)

/s/ Kevin P. Knight	February 24, 2022	/s/ Kathryn Munro	February 24, 2022
Kevin P. Knight		Kathryn Munro
Executive Chairman		Director

/s/ Gary J. Knight	February 24, 2022	/s/ Roberta Roberts Shank	February 24, 2022
Gary J. Knight		Roberta Roberts Shank
Executive Vice Chairman		Director

/s/ Reid B. Dove	February 24, 2022	/s/ Louis Hobson	February 24, 2022
Reid B. Dove		Louis Hobson
Director		Director