Form 10-Q
period 2022-03-31
Knight-Swift Transportation Holdings Inc.
filed 2022-05-04
CIK 1492691

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
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were 163,568,435 shares of the registrant's common stock outstanding as of April 27, 2022.

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

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight Transportation, Inc. and its subsidiaries and Swift Transportation Company and its subsidiaries, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2017 Debt Agreement	The Company's unsecured credit agreement, entered into on September 29, 2017, as amended on October 2, 2020
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, consisting of the 2021 Revolver and 2021 Term Loans, which are defined below
2021 Prudential Notes	Third amended and restated note purchase and private shelf agreement, entered into on September 3, 2021 by ACT with unrelated financial entities
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, maturing on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2024
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2021 RSA	Fifth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on April 23, 2021 by Swift Receivables Company II, LLC with unrelated financial entities.
July 2021 Term Loan	The Company's term loan entered into on July 6, 2021
ACT	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
BSBY	Bloomberg Short-Term Bank Yield Index
DOE	United States Department of Energy
EPS	Earnings Per Share
Embark	Embark Trucks Inc. and its related entities
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
LIBOR	London InterBank Offered Rate
NYSE	New York Stock Exchange
LTL	Less-than-truckload
MME	RAC MME Holdings, LLC. and its subsidiaries, MME, Inc., Midwest Motor Express, Inc., and Midnite Express Inc.
Quarterly Report	Quarterly Report on Form 10-Q
RSU	Restricted Stock Unit

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
SEC	United States Securities and Exchange Commission
TRP	Transportation Resource Partners
US	The United States of America
UTXL	UTXL Enterprises, Inc.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$242,860	$261,001
Cash and cash equivalents – restricted	128,774	87,241
Restricted investments, held-to-maturity, amortized cost	8,302	5,866
Trade receivables, net of allowance for doubtful accounts of $19,883 and $21,663, respectively	939,704	911,336
Contract balance – revenue in transit	21,185	22,936
Prepaid expenses	86,742	90,507
Assets held for sale	11,421	8,166
Income tax receivable	217	909
Other current assets	27,064	26,318
Total current assets	1,466,269	1,414,280
Gross property and equipment	5,235,593	5,118,897
Less: accumulated depreciation and amortization	(1,655,908)	(1,563,533)
Property and equipment, net	3,579,685	3,555,364
Operating lease right-of-use-assets	141,363	147,540
Goodwill	3,518,589	3,515,135
Intangible assets, net	1,814,883	1,831,049
Other long-term assets	175,017	192,132
Total assets	$10,695,806	$10,655,500
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$248,762	$224,844
Accrued payroll and purchased transportation	237,909	217,084
Accrued liabilities	188,008	128,536
Claims accruals – current portion	223,382	206,607
Finance lease liabilities and long-term debt – current portion	234,146	262,423
Operating lease liabilities – current portion	33,822	35,322
Total current liabilities	1,166,029	1,074,816
Revolving line of credit	165,000	260,000
Long-term debt – less current portion	1,029,159	1,037,552
Finance lease liabilities – less current portion	277,839	256,166
Operating lease liabilities – less current portion	103,161	107,614
Accounts receivable securitization – less current portion	278,539	278,483
Claims accruals – less current portion	202,737	210,714
Deferred tax liabilities	881,287	874,877
Other long-term liabilities	11,112	11,828
Total liabilities	4,114,863	4,112,050
Commitments and contingencies (Notes 3, 7, 8, and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 163,635 and 165,980 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	1,636	1,660
Accumulated other comprehensive loss	(935)	(563)
Additional paid-in capital	4,360,889	4,350,913
Retained earnings	2,209,104	2,181,142
Total Knight-Swift stockholders' equity	6,570,694	6,533,152
Noncontrolling interest	10,249	10,298
Total stockholders’ equity	6,580,943	6,543,450
Total liabilities and stockholders’ equity	$10,695,806	$10,655,500
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended March 31,
	2022	2021
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$1,647,878	$1,133,105
Truckload and LTL fuel surcharge	179,111	89,909
Total revenue	1,826,989	1,223,014
Operating expenses:
Salaries, wages, and benefits	536,056	370,370
Fuel	190,489	118,236
Operations and maintenance	95,883	68,070
Insurance and claims	98,192	55,643
Operating taxes and licenses	29,037	22,048
Communications	5,870	5,037
Depreciation and amortization of property and equipment	145,044	119,915
Amortization of intangibles	16,166	11,749
Rental expense	13,401	16,864
Purchased transportation	386,446	258,230
Impairments	810	—
Miscellaneous operating expenses	11,509	14,593
Total operating expenses	1,528,903	1,060,755
Operating income	298,086	162,259
Other (expenses) income:
Interest income	461	294
Interest expense	(6,680)	(3,486)
Other (expense) income, net	(14,405)	16,105
Total other (expenses) income, net	(20,624)	12,913
Income before income taxes	277,462	175,172
Income tax expense	69,174	45,329
Net income	208,288	129,843
Net loss (income) attributable to noncontrolling interest	49	(53)
Net income attributable to Knight-Swift	208,337	129,790
Other comprehensive loss	(372)	—
Comprehensive income	$207,965	$129,790

Earnings per share:
Basic	$1.26	$0.77
Diluted	$1.25	$0.77

Dividends declared per share:	$0.12	$0.08

Weighted average shares outstanding:
Basic	165,377	167,478
Diluted	166,499	168,374
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$208,288	$129,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	161,210	131,664
Gain on sale of property and equipment	(34,801)	(10,537)
Impairments	810	—
Deferred income taxes	4,246	(18,920)
Non-cash lease expense	9,490	15,589
Other adjustments to reconcile net income to net cash provided by operating activities	32,229	(6,522)
Increase (decrease) in cash resulting from changes in:
Trade receivables	(28,007)	(11,586)
Income tax receivable	692	2,872
Accounts payable	22,074	12,534
Accrued liabilities and claims accrual	89,289	70,975
Operating lease liabilities	(9,267)	(15,174)
Other assets and liabilities	607	5,375
Net cash provided by operating activities	456,860	306,113
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	1,881	500
Purchases of held-to-maturity investments	(4,372)	(512)
Proceeds from sale of property and equipment, including assets held for sale	60,532	67,175
Purchases of property and equipment	(164,974)	(111,020)
Expenditures on assets held for sale	(43)	(401)
Net cash, restricted cash, and equivalents invested in acquisitions	(1,291)	(39,281)
Other cash flows from investing activities	(1,920)	9,398
Net cash used in investing activities	(110,187)	(74,141)
Cash flows from financing activities:
Repayment of finance leases and long-term debt	(48,843)	(6,600)
Repayments on revolving lines of credit, net	(95,000)	(95,000)
Repayment of accounts receivable securitization	—	(15,000)
Proceeds from common stock issued	1,220	2,709
Repurchases of the Company's common stock	(144,881)	(53,661)
Dividends paid	(20,137)	(13,624)
Other cash flows from financing activities	(15,608)	(4,190)
Net cash used in financing activities	(323,249)	(185,366)
Net increase in cash, restricted cash, and equivalents	23,424	46,606
Cash, restricted cash, and equivalents at beginning of period	350,023	197,277
Cash, restricted cash, and equivalents at end of period	$373,447	$243,883

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Quarter Ended March 31,
	2022	2021
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,928	$2,505
Income taxes	1,778	2,199
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$11,643	$13,860
Financing provided to independent contractors for equipment sold	1,536	462
Transfers from property and equipment to assets held for sale	16,986	29,955
Noncontrolling interest associated with acquisition	—	10,281
Purchase price adjustment on acquisition	2,163	—
Right-of-use assets obtained (forfeited) in exchange for operating lease liabilities	3,314	(2,608)
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	—	560
Property and equipment obtained in exchange for finance lease liabilities reclassified from operating lease liabilities	—	28,149

Reconciliation of Cash, Restricted Cash, and Equivalents:	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
	(In thousands)
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$242,860	$261,001	$194,650	$156,699
Cash and cash equivalents – restricted [1]	128,774	87,241	47,867	39,328
Other long-term assets [1]	1,813	1,781	1,366	1,250
Condensed Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$373,447	$350,023	$243,883	$197,277

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2021	165,980	$1,660	$4,350,913	$2,181,142	$(563)	$6,533,152	$10,298	$6,543,450
Common stock issued to employees	364	3	408			411		411
Common stock issued under ESPP	14	—	809			809		809
Company shares repurchased	(2,723)	(27)		(144,854)		(144,881)		(144,881)
Shares withheld – RSU settlement				(15,608)		(15,608)		(15,608)
Employee stock-based compensation expense			8,759			8,759		8,759
Cash dividends paid and dividends accrued ($0.12 per share)				(19,913)		(19,913)		(19,913)
Net income attributable to Knight-Swift				208,337		208,337		208,337
Other comprehensive loss					(372)	(372)		(372)
Net income attributable to noncontrolling interest							(49)	(49)
Balances – March 31, 2022	163,635	$1,636	$4,360,889	$2,209,104	$(935)	$6,570,694	$10,249	$6,580,943

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2020	166,553	$1,665	$4,301,424	$1,566,759	$—	$5,869,848	$2,192	$5,872,040
Common stock issued to employees	220	3	2,006			2,009		2,009
Common stock issued under ESPP	18	—	700			700		700
Company shares repurchased	(1,303)	(13)		(53,648)		(53,661)		(53,661)
Shares withheld – RSU settlement				(4,159)		(4,159)		(4,159)
Employee stock-based compensation expense			5,662			5,662		5,662
Cash dividends paid and dividends accrued ($0.08 per share)				(13,345)		(13,345)		(13,345)
Net income attributable to Knight-Swift				129,790		129,790		129,790
Investment in noncontrolling interest							10,281	10,281
Distribution to noncontrolling interest							(32)	(32)
Net income attributable to noncontrolling interest							53	53
Balances – March 31, 2021	165,488	$1,655	$4,309,792	$1,625,397	$—	$5,936,844	$12,494	$5,949,338
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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the first quarter of 2022, the Company operated an average of 17,965 tractors (comprised of 16,159 company tractors and 1,806 independent contractor tractors) and 71,310 trailers within the Truckload segment and leasing activities within the non-reportable segments. The LTL segment operated an average of 3,091 tractors and 8,302 trailers. Additionally, the Intermodal segment operated an average of 584 tractors and 11,027 intermodal containers. As of March 31, 2022, the Company's four reportable segments were Truckload, Logistics, LTL, and Intermodal.
Basis of Presentation
The condensed consolidated financial statements and footnotes included in this Quarterly Report include the accounts of Knight-Swift Transportation Holdings Inc. and its subsidiaries and should be read in conjunction with the consolidated financial statements and footnotes included in Knight-Swift's 2021 Annual Report. In management's opinion, these condensed consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair statement of the periods presented.
With respect to transactional/durational data, references to years pertain to calendar years. Similarly, references to quarters pertain to calendar quarters.
2021 Acquisitions
The Company recently acquired the following entities:
•100.0% of MME on December 6, 2021. The results are included within the LTL segment.
•100.0% of ACT on July 5, 2021. The results are included within the LTL segment.
•100.0% of UTXL on June 1, 2021. The results are included within the Logistics segment.
•79.44% of Eleos on February 1, 2021. The results are included within the non-reportable segments. The noncontrolling interest is presented as a separate component of the condensed consolidated financial statements.
Note regarding comparability: In accordance with the accounting treatment applicable to the transactions, the Company's consolidated results, as reported, do not include the operating results of its ownership interest in the acquired entities prior to the respective acquisition dates. Accordingly, comparisons between the Company's current and prior period results may not be meaningful.
Additional information regarding the Company's recent acquisitions is included in Note 3.
Seasonality
In the truckload transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand, customers reducing shipments following the holiday season, and inclement weather, while operating expenses generally increase. Tractor productivity of the Company's Truckload fleet, third-party carriers, and independent contractors decreases during the winter months due to decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. These factors typically lead to lower operating profitability, as compared to other parts of the year. Additionally, beginning in the latter half of the

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
third quarter and continuing into the fourth quarter, the Company typically experiences surges pertaining to holiday shopping trends toward delivery of gifts purchased over the Internet, as well as the length of the holiday season (consumer shopping days between Thanksgiving and Christmas). However, as the Company continues to diversify its business through expansion into the LTL industry, warehousing, and other activities, seasonal volatility is becoming more tempered. Additionally, macroeconomic trends and cyclical changes in the trucking industry, including imbalances in supply and demand, can override the seasonality faced in the industry.

Note 2 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
March 2022	ASU No. 2022-02: Financial Instruments – Credit Losses (ASC 326), Troubled Debt Restructurings and Vintage Disclosures	The amendments in this ASU require that a creditor incorporates troubled debt restructurings into the allowance for credit losses and disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases.	January 2023, Prospective	Currently under evaluation, but not expected to be material

Note 3 — Acquisitions
First quarter 2022 developments related to the Company's recent acquisitions are discussed below.
MME
On December 6, 2021, the Company, through a wholly owned subsidiary, acquired 100.0% of Bismarck, North Dakota-based MME. MME provides LTL, full truckload, and specialized and other logistics transportation services to a diverse customer base in its service territory in the upper Midwestern and great Northwestern regions of the US.
During the measurement period, the net working capital adjustment increased by $1.3 million based on the actual versus estimated net working capital adjustment as of the transaction date. This adjustment resulted in increasing the total purchase price consideration to $165.7 million. The Company reduced the deferred tax liabilities on MME's opening balance sheet by $2.2 million based on valuation of the Company's intangible assets. These measurement period adjustments resulted a $3.5 million increase in goodwill related to the MME acquisition.
ACT
On July 5, 2021, the Company acquired 100% of Dothan, Alabama-based ACT. ACT is a leading LTL carrier that also offers dedicated contract carriage and ancillary services.
During the quarter ended March 31, 2022, the Company's condensed consolidated operating results included ACT's total revenue of $217.7 million and net income of $16.1 million. ACT's net income during the quarter ended March 31, 2022 included $3.5 million related to the amortization of intangible assets acquired in the ACT Acquisition.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Pro Forma Information (Unaudited)— The following unaudited pro forma information combines the historical operations of the Company and ACT giving effect to the ACT Acquisition, and related transactions as if consummated on January 1, 2020.

Quarter Ended March 31,
2021
(in thousands, except per share data)
Total revenue	$1,412,232
Net income attributable to Knight-Swift	139,189
Earnings per share – diluted	0.83

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
UTXL
On June 1, 2021, pursuant to a stock purchase agreement, the Company, through a wholly owned subsidiary, acquired 100.0% of the equity interests of UTXL, a premier third-party logistics company which specializes in over-the-road full truckload and multi-stop loads.
As of March 31, 2022, contingent consideration associated with the transaction was $2.5 million included in "Accrued liabilities" and $2.5 million included in "Other long-term liabilities" in the Company's condensed consolidated balance sheets, depending on the expected payment dates.
Eleos
On February 1, 2021, pursuant to a membership interest purchase agreement ("MIPA"), the Company, through a wholly owned subsidiary, acquired 79.44% of the issued and outstanding membership interests of Eleos Technologies, LLC ("Eleos"), a Greenville, South Carolina-based software provider, specializing in mobile driving platforms, which complement the Company's suite of services. The purchase price was allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price allocation was open for adjustments through the end of the measurement period, which closed one year from the February 1, 2021 acquisition date.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Purchase Price Allocations
Unless otherwise stated, the purchase price allocations for the above acquisitions are preliminary and have been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, and among other things may be pending the completion of the valuation of acquired tangible assets, an independent valuation of certain acquired intangible assets, assessment of lease agreements, assessment of certain liabilities, the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed, and assessment of other tax related items as applicable. As the Company obtains more information, the preliminary purchase price allocations disclosed below are subject to change. Any future adjustments to the preliminary purchase price allocations, including changes within identifiable intangible assets or estimation uncertainty impacted by market conditions, may impact future net earnings. The purchase price allocation adjustments can be made through the end of the measurement periods, which is not to exceed one year from the respective acquisition dates.

Note 4 — Income Taxes
Effective Tax Rate — The quarter-to-date March 31, 2022 and March 31, 2021 effective tax rates were 24.9% and 25.9%, respectively.
Valuation Allowance — The Company has not established a valuation allowance as it has been determined that, based upon available evidence, a valuation allowance is not required. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Unrecognized Tax Benefits — Management believes it is reasonably possible that a decrease of up to $0.3 million in unrecognized tax benefits relating to federal deductions may be necessary within the next twelve months.
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits were approximately $0.1 million as of March 31, 2022 and December 31, 2021.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by Federal and various state jurisdictions for tax years ranging from 2014 to 2020. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2017 remain subject to examination.

Note 5 — Accounts Receivable Securitization
As of March 31, 2022, the Company's eligible receivables related to the 2021 RSA generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2021 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of March 31, 2022. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
The following table summarizes the key terms of the 2021 RSA (dollars in thousands):

Effective date	April 23, 2021
Final maturity date	April 23, 2024
Borrowing capacity	$400,000
Accordion option [1]	$100,000
Unused commitment fee rate [2]	20 to 40 basis points
Program fees on outstanding balances [3]	one-month LIBOR + 82.5 basis points

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
1The accordion option increases the maximum borrowing capacity, subject to participation of the purchasers.
2The 2021 RSA commitment fees rate are based on the percentage of the maximum borrowing capacity utilized.
3As identified within the 2021 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement for LIBOR.
Availability under the 2021 RSA is calculated as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Borrowing base, based on eligible receivables	$400,000	$400,000
Less: outstanding borrowings [1]	(279,000)	(279,000)
Less: outstanding letters of credit, net	(65,300)	(65,300)
Availability under accounts receivable securitization facilities	$55,700	$55,700

1As of March 31, 2022 and December 31, 2021, outstanding borrowings are included in "Accounts receivable securitization – less current portion" in the condensed consolidated balance sheets and are offset by $0.5 million of deferred loan costs. Interest accrued on the aggregate principal balance at a rate of 1.1% and 0.9% as of March 31, 2022 and December 31, 2021, respectively.
Refer to Note 12 for information regarding the fair value of the 2021 RSA.

Note 6 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 5, the Company's long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
2021 Term Loan A-1, due December 3, 2022, net 1 2	$169,765	$199,676
2021 Term Loan A-2, due September 3, 2024, net 1 2	199,645	199,607
2021 Term Loan A-3, due September 3, 2026, net 1 2	798,440	798,352
2021 Prudential Notes, net [1]	39,261	47,265
Other	4,567	5,069
Total long-term debt, including current portion	1,211,678	1,249,969
Less: current portion of long-term debt	(182,519)	(212,417)
Long-term debt, less current portion	$1,029,159	$1,037,552

	March 31, 2022	December 31, 2021
	(In thousands)
Total long-term debt, including current portion	$1,211,678	$1,249,969
2021 Revolver, due September 3, 2026 1 3	165,000	260,000
Long-term debt, including revolving line of credit	$1,376,678	$1,509,969

1Refer to Note 12 for information regarding the fair value of debt.
2The carrying amounts of the 2021 Term Loan A-1, 2021 Term Loan A-2, and 2021 Term Loan A-3 are net of $0.2 million, $0.4 million, and $1.6 million in deferred loan costs as of March 31, 2022, respectively. The carrying amounts of the 2021 Term Loan A-1, 2021 Term Loan A-2, and 2021 Term Loan A-3 are net of $0.3 million, $0.4 million, and $1.6 million in deferred loan costs as of December 31, 2021, respectively.
3The Company also had outstanding letters of credit of $64.4 million and $64.0 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities at March 31, 2022 and December 31, 2021, respectively.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Credit Agreements
2021 Debt Agreement — On September 3, 2021, the Company entered into the $2.3 billion 2021 Debt Agreement (an unsecured credit facility), with a group of banks, replacing the 2017 Debt Agreement and the July 2021 Term Loan. The following table presents the key terms of the 2021 Debt Agreement:

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
1The interest rate margin for the 2021 Term Loans and 2021 Revolver is based on the Company's consolidated leverage ratio. As of March 31, 2022, interest accrued at 1.08% on the 2021 Term Loans and 1.13% on the 2021 Revolver.
2The commitment fee for the unused portion of the 2021 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of March 31, 2022, commitment fees on the unused portion of the 2021 Revolver accrued at 0.1% and outstanding letter of credit fees accrued at 1.0%.
Pursuant to the 2021 Debt Agreement, the 2021 Revolver and the 2021 Term Loans contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2021 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2021 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2021 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2021 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of March 31, 2022, the Company was in compliance with the covenants under the 2021 Debt Agreement.
Borrowings under the 2021 Debt Agreement, are made by Knight-Swift Transportation Holdings Inc., and are guaranteed by certain of the Company's domestic subsidiaries (other than its captive insurance subsidiaries, driving academy subsidiary, and bankruptcy-remote special purpose subsidiary).
ACT Credit Agreement
Prudential Notes — The 2021 Prudential Notes allow ACT to borrow up to $125.0 million, less amounts then currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes have interest rates ranging from 4.05% to 4.40% and various maturity dates ranging from October 2023 through January 2028. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2021 Debt Agreement. As of March 31, 2022, ACT had $87.9 million available under the agreement.
See Note 12 for fair value disclosures regarding the Company's debt instruments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Defined Benefit Pension Plan
Net periodic pension income and benefits paid during the first quarter of 2022 were immaterial.
Assumptions
A weighted-average discount rate of 3.38% was used to determine benefit obligations as of March 31, 2022.
The following weighted-average assumptions were used to determine net periodic pension cost:

Quarter Ended March 31,
2022
Discount rate	2.55%
Expected long-term rate of return on pension plan assets	6.00%

Refer to Note 12 for additional information regarding fair value measurements of the Company's investments.

Note 8 — Commitments
Purchase Commitments
As of March 31, 2022, the Company had outstanding commitments to purchase revenue equipment of $682.2 million in the remainder of 2022 ($479.3 million of which were tractor commitments), $58.6 million in 2023 ($50.4 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of finance leases, operating leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of March 31, 2022, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $52.0 million in the remainder of 2022, $6.4 million from 2023 through 2024, $1.2 million from 2025 through 2026, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $18.6 million, relating to the Company's outstanding legal proceedings as of March 31, 2022.
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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. In January 2020, the court granted final approval of the settlement. Two objectors appealed the court’s decision granting final approval of the settlement. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of March 31, 2022.

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
Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Joseph Sheer, Virginia Van Dusen, Jose Motolinia, Vickii Schwalm, Peter Wood [1]	Swift Transportation Co., Inc., Interstate Equipment Leasing, Inc., Jerry Moyes, and Chad Killebrew	December 22, 2009	United States District Court of Arizona and Ninth Circuit Court of Appeals
Recent Developments and Current Status
In January 2020, the court granted final approval of the settlement in this matter. In March 2020, the Company paid the settlement amount approved by the court. As of March 31, 2022, the Company has accrued for anticipated costs associated with finalizing this matter.
1    Individually and on behalf of all others similarly situated.
Self Insurance
Effective March 1, 2022, ACT retains a $10.0 million self-insured retention per occurrence, as compared to $2.0 million per occurrence with a $5.0 million annual corridor deductible subject to a $10.0 million three-year policy term aggregate cap during the previous policy period. This was the only material change related to our self insurance policies during the first quarter of 2022.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 10 — Share Repurchase Plans
2020 Knight-Swift Share Repurchase Plan
On November 30, 2020, the Company announced that the Board approved the repurchase of up to $250.0 million worth of the Company's outstanding common stock (the "2020 Knight-Swift Share Repurchase Plan").
The following table presents the Company's repurchases of its common stock under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		Quarter Ended March 31, 2022		Quarter Ended March 31, 2021
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
		(shares and dollars in thousands)
November 24, 2020 [1]	$250,000	2,723	$144,881	1,303	$53,661

1$47.9 million and $192.8 million remained available under the 2020 Knight-Swift Share Repurchase Plan as of March 31, 2022 and December 31, 2021, respectively.
Subsequent to March 31, 2022, the Company repurchased 0.1 million shares for $5.1 million under the 2020 Knight-Swift Share Repurchase Plan.
2022 Knight-Swift Share Repurchase Plan
On April 25, 2022, the Company announced that the Board approved the repurchase of up to $350.0 million of the Company's outstanding common stock (the "2022 Knight-Swift Share Repurchase Plan"). With the adoption of the 2022 Knight-Swift Share Repurchase Plan, the Company terminated the 2020 Knight-Swift Share Repurchase Plan, which had approximately $42.8 million of authorized purchases remaining upon termination.
Subsequent to March 31, 2022, the Company repurchased 0.4 million shares for $17.3 million under the 2022 Knight-Swift Share Repurchase Plan, leaving $332.7 million available as of May 4, 2022.

Note 11 — Weighted Average Shares Outstanding
Earnings per share, basic and diluted, as presented in the condensed consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended March 31,
	2022	2021
	(In thousands)
Basic weighted average common shares outstanding	165,377	167,478
Dilutive effect of equity awards	1,122	896
Diluted weighted average common shares outstanding	166,499	168,374
Anti-dilutive shares excluded from diluted earnings per share [1]	239	6
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		March 31, 2022		December 31, 2021
	Condensed Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments	Other long-term assets	78,750	78,750	75,769	75,769
Investments in equity securities	Other long-term assets	53,352	53,352	74,201	74,201
Convertible note	Other current assets	10,437	10,437	10,141	10,141

Financial Liabilities:
2021 Term Loan A-1, due December 2022 [1]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	169,765	170,000	199,676	200,000
2021 Term Loan A-2, due September 2024 [1]	Long-term debt – less current portion	199,645	200,000	199,607	200,000
2021 Term Loan A-3, due September 2026 [1]	Long-term debt – less current portion	798,440	800,000	798,352	800,000
2021 Revolver, due September 2026	Revolving line of credit	165,000	165,000	260,000	260,000
2021 Prudential Notes [2]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	39,261	39,341	47,265	47,354
2021 RSA, due April 2024 [3]	Accounts receivable securitization – less current portion	278,539	279,000	278,483	279,000
Contingent consideration, acquisitions	Accrued liabilities, Other long-term liabilities	13,100	13,100	13,100	13,100

1The carrying amounts of the 2021 Term Loan A-1, 2021 Term Loan A-2, and 2021 Term Loan A-3 are net of $0.2 million, $0.4 million, and $1.6 million in deferred loan costs as of March 31, 2022, respectively. The carrying amounts of the 2021 Term Loan A-1, 2021 Term Loan A-2, and 2021 Term Loan A-3 are net of $0.3 million, $0.4 million, and $1.6 million in deferred loan costs as of December 31, 2021, respectively.
2The carrying amount of the 2021 Prudential Notes is net of $0.1 million in deferred loan costs as of March 31, 2022 and December 31, 2021. The carrying amount of the 2021 Prudential Notes is net of $2.2 million and $2.4 million in fair value adjustments as of March 31, 2022 and December 31, 2021, respectively.
3The carrying amount of the 2021 RSA is net of $0.5 million in deferred loan costs as of March 31, 2022 and December 31, 2021.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of assets measured on a recurring basis as of March 31, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Unrealized Gain (Loss) Position
	(In thousands)
As of March 31, 2022
Convertible note [1]	$10,437	$—	$—	$10,437	$296
Investments in equity securities [2]	53,352	53,352	—	—	(7,817)

As of December 31, 2021
Convertible note [1]	10,141	—	—	10,141	141
Investments in equity securities [2]	74,201	74,201	—	—	14,456

1The Company recognized $0.3 million of unrealized gains on the convertible note for the quarter ended March 31, 2022, which is included within "Other (expense) income, net" within the condensed consolidated statement of comprehensive income. No gain was recognized on the convertible note for the quarter ended March 31, 2021. The fair value of the note was determined using a discounted cash flow analysis based on the probability of exit event options and exit event dates.
2Fair value activity from the investments in equity securities is recorded in "Other (expense) income, net" within the condensed consolidated statement of comprehensive income. During the quarter ended March 31, 2022, the Company recognized $20.8 million in losses on these investments in equity securities, consisting of $20.8 million in unrealized losses and no realized loss. During the quarter ended March 31, 2021, the Company recognized $10.4 million in gains, consisting of $6.9 million in unrealized gains and $3.5 million in realized gains.
Embark Investment — As of March 31, 2022, the fair value of the combined investment in Embark was $37.0 million, resulting in a net unrealized loss of $17.5 million recognized during the quarter ended March 31, 2022 in "Operating (expense) income, net" in the condensed consolidated statements of comprehensive income.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of March 31, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of March 31, 2022
Contingent consideration associated with acquisitions [1]	$13,100	$—	$—	$13,100	$—
As of December 31, 2021
Contingent consideration associated with acquisition [1]	13,100	—	—	13,100	—

1The Company did not recognize any gains (losses) during the quarters ended March 31, 2022 and 2021 related to the revaluation of these liabilities. Refer to Note 3 for information regarding the components of these liabilities.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of March 31, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of March 31, 2022
Buildings [1]	$—	$—	$—	$—	$(810)

As of December 31, 2021
Equipment [2]	—	—	—	—	(299)

1    Reflects the non-cash impairment of building improvements (within the non-reportable segments).
2    Reflects the non-cash impairment of certain revenue equipment held for sale (within the non-reportable segments and the Truckload segment).
Gain on Sale of Revenue Equipment — Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income, were $34.8 million and $10.5 million for the quarters ended March 31, 2022 and 2021, respectively. The increase in net gains on disposals was primarily due to a stronger market for used revenue equipment during the quarter ended March 31, 2022, as compared to the same period in 2021.
Nonrecurring Fair Value Measurements (Liabilities) — As of March 31, 2022 and December 31, 2021, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.
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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of March 31, 2022
US equity funds	$14,442	$14,442	$—	$—
International equity funds	5,902	5,902	—	—
Fixed income funds	42,431	42,431	—	—
Cash and cash equivalents	1,418	1,418	—	—
Total pension plan assets	$64,193	$64,193	$—	$—

As of December 31, 2021
US equity funds	$14,877	$14,877	$—	$—
International equity funds	6,304	6,304	—	—
Fixed income funds	47,873	47,873	—	—
Cash and cash equivalents	1,413	1,413	—	—
Total pension plan assets	$70,467	$70,467	$—	$—

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 13 — Related Party Transactions

	Quarter Ended March 31,
	2022		2021
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases:
Certain affiliates [1]	—	78	—	57
Total	$—	$78	$—	$57
Other Services:
Certain affiliates [1]	5	9	6	9
Total	$5	$9	$6	$9

	March 31, 2022		December 31, 2021
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	2	39	14	44
Total	$2	$39	$14	$44

1"Certain affiliates" includes entities that are associated with various board members and executives and require approval by the Board prior to completing transactions. Transactions with these entities generally include freight services, facility and equipment leases, equipment sales, and other services.

Note 14 — Financial Information by Segment and Geography
Segment Information

	Quarter Ended March 31,
	2022	2021
Revenue:	(In thousands)
Truckload	$1,080,531	$962,947
Logistics	282,039	118,887
LTL	255,125	—
Intermodal	109,222	107,066
Subtotal	$1,726,917	$1,188,900
Non-reportable segments	117,639	50,669
Intersegment eliminations	(17,567)	(16,555)
Total revenue	$1,826,989	$1,223,014

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Quarter Ended March 31,
	2022	2021
Operating income (loss):	(In thousands)
Truckload	$205,117	$158,483
Logistics	39,601	7,577
LTL	26,377	—
Intermodal	15,170	3,457
Subtotal	$286,265	$169,517
Non-reportable segments	11,821	(7,258)
Operating income	$298,086	$162,259

	Quarter Ended March 31,
	2022	2021
Depreciation and amortization of property and equipment:	(In thousands)
Truckload	$110,349	$101,885
Logistics	596	208
LTL	15,260	—
Intermodal	3,864	3,818
Subtotal	$130,069	$105,911
Non-reportable segments	14,975	14,004
Depreciation and amortization of property and equipment	$145,044	$119,915

Geographical Information
In the aggregate, total revenue from the Company's international operations was less than 5.0% of consolidated total revenue for the quarters ended March 31, 2022 and 2021. Additionally, long-lived assets on the Company's international subsidiary balance sheets were less than 5.0% of consolidated total assets as of March 31, 2022 and December 31, 2021.

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
In this Quarterly Report, forward-looking statements include, but are not limited to, statements we make concerning:
•the ability of our infrastructure to support future growth, whether we grow organically or through potential acquisitions,
•the future impact of acquisitions, including achievement of anticipated synergies and the anticipated risks regarding our acquisition of ACT,
•the future performance of our LTL business, including revenue and margins,
•the flexibility of our model to adapt to market conditions,
•our ability to recruit and retain qualified driving associates,
•future safety performance,
•future performance of our segments or businesses,
•our ability to gain market share,
•the ability, desire, and effects of expanding our logistics, brokerage, LTL, and intermodal operations,
•future equipment prices, our equipment purchasing or leasing plans (including containers in our Intermodal segment), and our equipment turnover (including expected tractor trade-ins),
•our ability to sublease equipment to independent contractors,
•the impact of pending legal proceedings,
•future insurance claims, coverage, coverage limits, premiums, and retention limits,
•the expected freight environment, including freight demand, capacity, and volumes,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, and US Gross Domestic Product ("GDP") changes,
•future pricing terms from vendors and suppliers,
•expected liquidity and methods for achieving sufficient liquidity,
•future fuel prices and the expected impact of fuel efficiency initiatives,
•future expenses and cost structure and our ability to control costs,
•future operating profitability and margin,
•future third-party service provider relationships and availability,
•future contracted pay rates with independent contractors and compensation arrangements with driving associates,

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
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "potential," "objective," "mission," "continue," "outlook," "feel," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A "Risk Factors" in our 2021 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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

Reference to Annual Report
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements (unaudited) and footnotes included in this Quarterly Report, as well as the consolidated financial statements and footnotes included in our 2021 Annual Report.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Executive Summary
Company Overview
Knight-Swift Transportation Holdings Inc. is one of North America's largest and most diversified freight transportation companies, providing multiple full truckload, LTL, intermodal, and logistics services. Knight-Swift uses a nationwide network of business units and terminals in the US and Mexico to serve customers throughout North America. In addition to operating the country's largest truckload fleet, Knight-Swift also contracts with third-party equipment providers to provide a broad range of transportation services to our customers while creating quality driving jobs for our driving associates and successful business opportunities for independent contractors. Our four reportable segments are Truckload, Logistics, LTL, and Intermodal. Additionally, we have various non-reportable segments. Refer to Note 14 in Part I, Item 1 of this Quarterly Report for information regarding our segments.
Our objective is to operate our business with industry-leading margins and growth while providing safe, high-quality, cost-effective solutions for our customers.
We continue to grow our company organically and through acquisitions. Refer to Note 3 in Part I, Item 1 of this Quarterly Report for information about our recent acquisitions.
Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base with 13,249 irregular route and 4,716 dedicated tractors.
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We continue to offer power-only services through our Logistics segment with our consolidated fleet of over 71,000 trailers.
•Our LTL business, which was initially established in 2021 through the ACT and later the MME acquisition, provides our customers with regional LTL transportation service through our growing network of approximately 100 service centers within our geographical footprint. Our LTL segment operates approximately 3,100 tractors and 8,300 trailers and also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our non-reportable segments include support services provided to our third-party carriers including insurance, equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services. Our non-reportable segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and various acquisitions).
•In addition to the revenues earned from our customers for the trucking and non-trucking services discussed above, we also earn fuel surcharge revenue from our customers through our fuel surcharge programs, which serve to recover a majority of our fuel costs. This applies only to loaded miles for our Truckload segment and typically does not offset non-paid empty miles, idle time, and out-of-route miles driven. Fuel surcharge programs involve a computation based on the change in national or regional fuel prices. These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Truckload and LTL segments.
Expenses — Our most significant expenses typically vary with miles traveled and include fuel, driving associate-related expenses (such as wages and benefits), and services purchased from third-party service providers (including other trucking companies, railroad and drayage providers, and independent contractors. Maintenance and tire expenses, as well as the cost of insurance and claims generally vary with the miles we travel, but also have a controllable component based on safety performance, fleet age, operating efficiency, and other factors. Our primary fixed costs are depreciation and lease expense for revenue equipment and terminals, non-driver employee compensation, amortization of intangible assets, and interest expense.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Operating Statistics — We measure our consolidated and segment results through certain operating statistics, which are discussed under "Results of Operations — Segment Review — Operating Statistics," below. Our results are affected by various economic, industry, operational, regulatory, and other factors, which are set forth in Part I, Item 1A "Risk Factors" in our 2021 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
Consolidated Key Financial Highlights and Operating Metrics

	Quarter Ended March 31,
	2022	2021
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,826,989	$1,223,014
Revenue, excluding truckload and LTL fuel surcharge	$1,647,878	$1,133,105
Net income attributable to Knight-Swift	$208,337	$129,790
Earnings per diluted share	$1.25	$0.77
Operating ratio	83.7%	86.7%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$224,863	$139,433
Adjusted EPS [1]	$1.35	$0.83
Adjusted Operating Ratio [1]	80.6%	84.5%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	17,965	18,224
Average trailers [3]	71,310	59,797
LTL
Average tractors [4]	3,091	N/A
Average trailers [5]	8,302	N/A
Intermodal
Average tractors	584	597
Average containers	11,027	10,846
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.6 years and 2.3 years as of March 31, 2022 and 2021, respectively.
3Note that average trailers includes 7,561 trailers related to leasing activities recorded within our non-reportable segments in 2022. Our trailer fleet within the Truckload segment had a weighted average age of 8.4 years and 8.2 years as of March 31, 2022 and 2021, respectively.
4Our LTL tractor fleet had a weighted average age of 4.5 years as of March 31, 2022, and includes 695 tractors from ACT's and MME's dedicated and other businesses for the first quarter of 2022.
5Our LTL trailer fleet had a weighted average age of 8.0 years as of March 31, 2022, and includes 907 trailers from ACT's and MME's dedicated and other businesses for the first quarter of 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Company Performance
Our Company Trends and Outlook — Each reportable segment grew revenue while improving margins, leading to consolidated revenue growth of 45.4%, excluding truckload and LTL fuel surcharge, and an improvement of 83.7% in consolidated operating income to $298.1 million in the first quarter of 2022, as compared to the same quarter last year. Net Income Attributable to Knight-Swift increased by 60.5% to $208.3 million.
•Truckload — 81.0% operating ratio during the first quarter of 2022. We generated a 78.2% Adjusted Operating Ratio during the quarter, a 360 basis point improvement, supported by continued year-over-year revenue growth. This represents our strongest performance in a first quarter since the 2017 Merger.
•Logistics — 86.0% operating ratio during the first quarter of 2022. The Adjusted Operating Ratio was 85.7% with operating income improvement of 422.6%. Load count grew by 76.9%, leading to a 142.1% increase in revenue, excluding intersegment transactions. Within our power-only service offering, revenue more than quadrupled as compared to the first quarter of 2021, and we expect this service offering will continue to grow as a percentage of our overall logistics revenue.
•LTL — 89.7% operating ratio during the first quarter of 2022. An 85.9% Adjusted Operating Ratio was led by a 13.8% improvement in revenue, excluding fuel surcharge, per hundredweight, as well as cost synergies being realized, representing a sequential 440 basis point improvement. This was supported by a 24.8% sequential increase in total revenue, which includes the results of MME.
•Intermodal — Operating ratio of 86.1% during the first quarter of 2022, a 1,070 basis point improvement leading to a 338.8% increase in operating income with year-over-year revenue growth of 2.1%.
•Non-reportable — Revenue growth of 132.2% was supported by the activities within our diverse operating segments of insurance, equipment maintenance, equipment leasing, and warehousing, leading to a $19.1 million improvement in operating income within our non-reportable segments.
•Free Cash Flow1 — During the first quarter of 2022, we generated $352.4 million of Free Cash Flow1.
Market Trends and Outlook — The national unemployment rate was 3.6%2 as of March 31, 2022, as compared to 6.0% this time last year. The US gross domestic product, which is the broadest measure of goods and services produced across the economy, decreased by 1.4%3 on a year-over-year basis, per preliminary third-party forecasts. The deceleration, compared to 2021, was driven by a reduction in private inventory investment and lower spending at all levels of government. Early estimates of the first quarter 2022 US employment cost index indicate a year-over-year increase of 4.5%2 and a sequential increase of 1.4%2.
From a freight market perspective, we are encouraged by the continued strength in freight demand; however, demand may be difficult to predict for the rest of 2022. The 2022 market outlook includes the following:
•Strong contract rates lead to an increase in commitments with less spot exposure
•Trailer pool capacity remains at a premium
•Declining spot rates, historically high used equipment market, limited availability to new equipment and high fuel costs increase barriers to entry
•LTL demand remains strong with increases in revenue per hundredweight remaining in the double digits
•Sourcing and retaining drivers remains challenging
•Inflationary pressure on equipment, maintenance, labor and other cost items
•Used equipment market remains strong but begins to normalize late in the year
•Uncertainty in the market based on China lockdowns, significant inflation, war overseas, and consumer confidence
________
1Refer to "Non-GAAP Financial Measures" below.
2Source: bls.gov
3Source: bea.gov

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The above factors should continue to support a favorable rate environment, likely resulting in double-digit contract rate increases. In addition to the above, we are seeing strong demand for power-only opportunities and strength in the used equipment market.
We anticipate that depreciation and amortization expense will increase and rental expense will correspondingly decrease, as a percentage of revenue excluding truckload fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment in 2022. With significant tightening in the insurance markets, we may also experience changes in premiums, retention limits, and excess coverage limits in the remainder of 2022. While fuel expense is generally offset by fuel surcharge revenue, our fuel expense, net of fuel surcharge revenue may increase in the future, particularly during periods of sharply rising fuel prices.
We expect that our entry into the LTL market through our acquisitions of ACT and MME will continue to have a significant impact on our future consolidated financial results, including an overall increase in operating revenues and expenses.
Operating Results: First Quarter 2022 Compared to First Quarter 2021
Note: in accordance with the accounting treatment applicable to each of our recent acquisitions, Knight-Swift's reported results do not include the operating results of the acquired entities prior to the respective acquisition dates. Accordingly, comparisons between the Company's first quarter 2022 results and prior periods may not be meaningful.
The $78.5 million increase in net income attributable to Knight-Swift to $208.3 million during the first quarter of 2022 from $129.8 million during the same period last year includes the following:
•Contributor — $46.6 million increase in operating income within our Truckload segment, driven by a 7.9% increase in revenue, excluding fuel surcharge and intersegment transactions.
•Contributor — $32.0 million increase in operating income within our Logistics segment. Revenue, excluding intersegment transactions, increased by 142.1%, as load volumes grew by 76.9% while revenue per load increased by 36.8%.
•Contributor — $26.4 million of operating income from our LTL segment in the first quarter of 2022.
•Contributor — $11.7 million improvement in operating income within our Intermodal segment. Revenue per load increased 35.9%, as rail congestion and allocations reduced load counts by 24.9%.
•Offset — $30.5 million reduction in "Other (expense) income, net," primarily driven by current quarter net losses within our portfolio of investments, including the unrealized loss from the mark-to-market adjustment of our investment in Embark.
•Offset — $23.8 million increase in consolidated income tax expense primarily due to an increase in income before income taxes. That results in an effective tax rate of 24.9% for the first quarter of 2022 and 25.9% for the first quarter of 2021.
See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.
Liquidity and Capital — During the first quarter of 2022, we generated $456.9 million in operating cash flows and paid down $133.3 million in long-term debt, $10.5 million in finance liabilities, and $9.3 million in cash on our operating lease liabilities. We also repurchased approximately $150 million of our shares, calculated based on the trade dates, and issued $20.1 million in dividends to our stockholders. Gain on sale of revenue equipment increased to $34.8 million in the first quarter of 2022, compared to $10.5 million in the same quarter of 2021.
We ended the quarter with $242.9 million in unrestricted cash and cash equivalents, $165.0 million outstanding on the 2021 Revolver, $1.0 billion face value outstanding on the 2021 Term Loans, and $6.6 billion of stockholders' equity.
We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, Logistics, Intermodal, and LTL, as well as certain non-reportable segments. Refer to Note 14 to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report for information regarding our segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter Ended March 31,
	2022	2021
Revenue:	(In thousands)
Truckload	$1,080,531	$962,947
Logistics	282,039	118,887
LTL	255,125	—
Intermodal	109,222	107,066
Subtotal	$1,726,917	$1,188,900
Non-reportable segments	117,639	50,669
Intersegment eliminations	(17,567)	(16,555)
Total revenue	$1,826,989	$1,223,014

	Quarter Ended March 31,
	2022	2021
Operating income (loss):	(In thousands)
Truckload	$205,117	$158,483
Logistics	39,601	7,577
LTL	26,377	—
Intermodal	15,170	3,457
Subtotal	$286,265	$169,517
Non-reportable segments	11,821	(7,258)
Operating income	$298,086	$162,259

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

Operating Statistic	Relevant Segment(s)	Description
Average Revenue per Tractor	Truckload	Measures productivity and represents revenue (excluding fuel surcharge and intersegment transactions) divided by average tractor count
Total Miles per Tractor	Truckload	Total miles (including loaded and empty miles) a tractor travels on average
Average Length of Haul	Truckload, LTL	Average miles traveled with loaded trailer cargo per order/shipment
Non-paid Empty Miles Percentage	Truckload	Percentage of miles without trailer cargo
Shipments per Day	LTL	Average number of shipments completed each business day
Weight per Shipment	LTL	Total weight (in pounds) divided by total shipments
Revenue per shipment	LTL	Total revenue divided by total shipments
Revenue xFSR per shipment	LTL	Total revenue, excluding fuel surcharge, divided by total shipments
Revenue per hundredweight	LTL	Measures yield and is calculated as total revenue divided by total weight (in pounds) times 100
Revenue xFSR per hundredweight	LTL	Total revenue, excluding fuel surcharge, divided by total weight (in pounds) times 100
Average Tractors	Truckload, LTL, Intermodal	Average tractors in operation during the period including company tractors and tractors provided by independent contractors
Average Trailers	Truckload, LTL	Average trailers in operation during the period
Average Revenue per Load	Logistics, Intermodal	Total revenue (excluding intersegment transactions) divided by load count
Gross Margin Percentage	Logistics	Logistics gross margin (revenue, excluding intersegment transactions, less purchased transportation expense, excluding intersegment transactions) as a percentage of logistics revenue, excluding intersegment transactions
Average Containers	Intermodal	Average containers in operation during the period
GAAP Operating Ratio	Truckload, Logistics, LTL, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Calculated as operating expenses as a percentage of total revenue, or the inverse of operating margin.
Non-GAAP Adjusted Operating Ratio	Truckload, Logistics, LTL, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Consolidated and segment Adjusted Operating Ratios are reconciled to their corresponding GAAP operating ratios under "Non-GAAP Financial Measures," below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Truckload Segment
We generate revenue in the Truckload segment primarily through irregular route, dedicated, refrigerated, expedited, flatbed, and cross-border service operations across our brands. We operated 13,249 irregular route tractors and 4,716 dedicated route tractors in use during the quarter-to-date period ended March 31, 2022. Generally, we are paid a predetermined rate per mile or per load for our truckload services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Truckload segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands, except per tractor data)
Total revenue	$1,080,531	$962,947	12.2%
Revenue, excluding fuel surcharge and intersegment transactions	$941,534	$872,814	7.9%
GAAP: Operating income	$205,117	$158,483	29.4%
Non-GAAP: Adjusted Operating Income [1]	$205,441	$158,807	29.4%
Average revenue per tractor [2]	$52,409	$47,894	9.4%
GAAP: Operating ratio [2]	81.0%	83.5%	(250	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	78.2%	81.8%	(360	bps)
Non-paid empty miles percentage [2]	14.1%	12.8%	130	bps
Average length of haul (miles) [2]	394	412	(4.4%)
Total miles per tractor [2]	18,916	20,928	(9.6%)
Average tractors 2 3	17,965	18,224	(1.4%)
Average trailers 2 4	71,310	59,797	19.3%
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 16,159 and 16,305 average company-owned tractors for the first quarter of 2022 and 2021, respectively.
4    Includes 7,561 trailers related to leasing activities recorded within our non-reportable segments for the first quarter of 2022. Does not include 5,764 trailers related to leasing activities recorded within our non-reportable operating segments for the first quarter of 2021.
Comparison Between the Quarters Ended March 31, 2022 and 2021 — Our Truckload segment operated at a 78.2% Adjusted Operating Ratio, which improved by 360 basis points year-over-year. This, along with a 7.9% growth in revenue, excluding fuel surcharge and intersegment transactions, led to a 29.4% improvement in Adjusted Operating Income.
Revenue per loaded mile, excluding fuel surcharge and intersegment transactions increased 22.9%, while a 4.4% shorter length of haul contributed to a 9.6% decrease in miles per tractor. These factors ultimately led to a 9.4% increase in average revenue per tractor and improved margins.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

We continue making modest progress with seating our tractors and operating them productively. We continue to add scale by increasing our trailer count which has increased by over 2,200 since the fourth quarter of 2021.
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

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands, except per load data)
Total revenue	$282,039	$118,887	137.2%
Revenue, excluding intersegment transactions	$280,171	$115,722	142.1%
GAAP: Operating income	$39,601	$7,577	422.6%
Non-GAAP: Adjusted Operating Income [1]	$39,935	$7,577	427.1%
Revenue per load [2]	$2,697	$1,971	36.8%
Gross margin percentage [2]	20.2%	14.4%	580	bps
GAAP: Operating ratio [2]	86.0%	93.6%	(760	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	85.7%	93.5%	(780	bps)
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
Comparison Between the Quarters Ended March 31, 2022 and 2021 — Demand for our logistics service offering remained strong throughout the quarter, as we continue to leverage our consolidated fleet of approximately 71,000 trailers to support our power-only service offering. Logistics revenue, excluding intersegment transactions, increased 142.1% as we grew load count by 76.9%, while increasing revenue per load by 36.8%. The Adjusted Operating Ratio improved to 85.7%, resulting in a 427.1% increase in Adjusted Operating Income. Brokerage gross margin was 20.2% in the first quarter of 2022, compared to 14.4% in the first quarter of 2021.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment
Dothan, Alabama-based ACT and Bismarck, North Dakota-based MME, both acquired in 2021, comprise our LTL segment. We provide regional direct service and serve our customers' national transportation needs by utilizing key partner carriers for coverage areas outside of our network. We primarily generate revenue by transporting freight for our customers through our core LTL services.
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
Our most significant expense is related to direct costs associated with the transportation of our freight moves including; direct salary, wage and benefit costs, fuel expense, and depreciation expense associated with revenue equipment costs. Other expenses associated with revenue generation that can fluctuate and impact operating results are insurance and claims expenses as well as maintenance costs of our revenue equipment. These expenses can be influenced by multiple factors including our safety performance, equipment age, and other factors. A key component of lowering our operating costs is labor efficiency within our network. We continue to focus on technological advances to improve the customer experience and reduce our operating costs.
Note: In accordance with the accounting treatment applicable to the ACT and MME acquisitions, the LTL segment's reported results do not include the comparative operating results of the acquired entities prior to the respective acquisition dates.

Quarter Ended March 31, 2022
(Dollars in thousands, except per tractor data)
Total revenue	$255,125
Revenue, excluding fuel surcharge	$214,675
GAAP: Operating income	$26,377
Non-GAAP: Adjusted Operating Income [1]	$30,322
GAAP: Operating ratio [2]	89.7%
Non-GAAP: Adjusted Operating Ratio 1 2	85.9%
Shipments per day [2]	18,783
Weight per shipment [2]	1,098
Average length of haul (miles) [2]	522
Revenue per shipment [2]	$178.43
Revenue xFSR per shipment [2]	$150.70
Revenue per hundredweight [2]	$16.25
Revenue xFSR per hundredweight [2]	$13.73
Average tractors 2 3	3,091
Average trailers 2 4	8,302
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Includes 695 tractors from ACT's and MME's dedicated and other businesses for 2022.
4Includes 907 trailers from ACT's and MME's dedicated and other businesses for 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Our LTL segment operates approximately 3,100 tractors and 8,300 trailers across approximately 100 facilities with a door count of approximately 4,300. We generated $214.7 million in revenue, excluding fuel surcharge and an 85.9% Adjusted Operating Ratio during the first quarter of 2022. Revenue, excluding fuel surcharge, per hundredweight was $13.73, while revenue per shipment, excluding fuel surcharge was $150.70. We anticipate continued strength in revenue and margins within our LTL business in the coming quarters, as the ACT and MME teams continue to successfully connect their complementary networks. Additionally, we expanded our network during the quarter by adding six LTL terminals, five in the Texas market and one in Las Vegas, Nevada.
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

	Quarter Ended March 31,			Increase (Decrease)
	2022	2021
	(Dollars in thousands, except per load data)
Total revenue	$109,222	$107,066		2.0%
Revenue, excluding intersegment transactions	$109,192	$106,971		2.1%
GAAP: Operating income	$15,170	$3,457		338.8%
Average revenue per load [1]	$3,465	$2,549		35.9%
GAAP: Operating ratio [1]	86.1%	96.8%	(1,070	bps)
Load count	31,515	41,968		(24.9%)
Average tractors 1 2	584	597		(2.2%)
Average containers [1]	11,027	10,846		1.7%
1    Defined under "Operating Statistics," above.
2    Includes 533 and 542 company-owned tractors for the first quarter of 2022 and 2021, respectively.
Comparison Between the Quarters Ended March 31, 2022 and 2021 — Operating income increased by 338.8%, as operating ratio improved from 96.8% to 86.1%. Continued chassis allocations and network fluidity resulted in a reduction in load count, but contributed to a 35.9% increase in revenue per load. We transitioned to a new rail partner during the quarter, while continuing to improve our operations, cost structure, and network design. To position Intermodal for continued growth, we are growing our container count by 2,000 over the course of 2022. Intermodal continues to provide value to our customers and complements the many services we offer. As a result of our new network and improved service offering, we expect load volumes to inflect positive year-over-year in the back half of the year as we grow with new customers and expand with existing customers.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-reportable Segments
Our non-reportable segments include support services provided to our third-party carriers including insurance, equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services. Our non-reportable segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and $11.6 million of amortization of intangibles related to the 2017 Merger and various acquisitions).

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands)
Total revenue	$117,639	$50,669	132.2%
Operating income (loss)	$11,821	$(7,258)	262.9%
Activities within our diverse operating segments of insurance, equipment maintenance, equipment leasing, and warehousing led to 132.2% revenue growth, which resulted in operating income improving by $19.1 million.

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
Note: In accordance with accounting treatment applicable to each of our recent acquisitions, Knight-Swift's reported results do not include the comparative operating results of the acquired entities prior to the respective acquisition date. Accordingly, comparisons between the first quarter 2022 results and prior periods may not be meaningful.

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands)
Salaries, wages, and benefits	$536,056	$370,370	44.7%
% of total revenue	29.3%	30.3%	(100	bps)
% of revenue, excluding truckload and LTL fuel surcharge	32.5%	32.7%	(20	bps)
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
Several ongoing market factors have reduced the pool of available driving associates, contributing to a challenging driver sourcing market, which we believe will continue. Having a sufficient number of qualified driving associates is our biggest headwind, although we continue to seek ways to attract and retain qualified driving associates, including heavily investing in our recruiting efforts, our driving academies, technology, our equipment, and terminals that improve the experience of driving associates. We expect labor costs (related to both driving associates and non-driver employees) to remain inflationary, which we expect will result in additional pay increases in the future, thereby increasing our salaries, wages, and benefits expense.
Consolidated salaries, wages, and benefits increased by $165.7 million for the first quarter of 2022, as compared to the first quarter of 2021. This increase includes $135.2 million from the first quarter 2022 results of ACT and MME. The remaining increase pertained to driving associate pay rates and non-driver salaries and wages, partially offset by an 11.9% decrease in miles driven by company driving associates, excluding ACT and MME.

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands)
Fuel	$190,489	$118,236	61.1%
% of total revenue	10.4%	9.7%	70	bps
% of revenue, excluding truckload and LTL fuel surcharge	11.6%	10.4%	120	bps
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Our fuel surcharge programs help to offset increases in fuel prices, but apply only to loaded miles for our Truckload segment and typically do not offset non-paid empty miles, idle time, or out-of-route miles driven. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices. These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Truckload segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue. Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs. We continue to utilize our fuel efficiency initiatives such as trailer blades, idle-control, management of tractor speeds, fleet updates for more fuel-efficient engines, management of fuel procurement, and driving associate training programs that we believe contribute to controlling our fuel expense.
The $72.3 million increase in consolidated fuel expense for the first quarter, includes $27.0 million of fuel expense from ACT's and MME's the first quarter of 2022 results. The remaining increase is attributable to higher average DOE fuel prices when compared to the same period last year. Average DOE fuel prices were $4.36 per gallon for the first quarter of 2022 and $2.91 per gallon for the first quarter of 2021. This was partially offset by the decrease in total miles driven by company driving associates, excluding ACT and MME, discussed above.

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands)
Operations and maintenance	$95,883	$68,070	40.9%
% of total revenue	5.2%	5.6%	(40	bps)
% of revenue, excluding truckload and LTL fuel surcharge	5.8%	6.0%	(20	bps)
Operations and maintenance expense consists of direct operating expenses, such as driving associate hiring and recruiting expenses, equipment maintenance, and tire expense. Operations and maintenance expenses are primarily affected by the age of our company-owned fleet of tractors and trailers and the miles driven. We expect the driver market to remain competitive throughout 2022, which could increase future driving associate development and recruiting costs and negatively affect our operations and maintenance expense. We expect to continue refreshing our tractor and trailer fleet in the coming quarters, subject to availability of new revenue equipment, to maintain or improve the average age of our equipment.
The increase of $27.8 million for the first quarter of 2022 includes $12.4 million in operations and maintenance expense from ACT's and MME's first quarter 2022 results. The remaining increase was attributed to higher port per diem expenses as we navigate a backlog of shipping containers at ports where we operate, and higher maintenance expense due to inflation.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands)
Insurance and claims	$98,192	$55,643	76.5%
% of total revenue	5.4%	4.5%	90	bps
% of revenue, excluding truckload and LTL fuel surcharge	6.0%	4.9%	110	bps
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
Consolidated insurance and claims expense increased by $42.5 million for the first quarter of 2022, as compared to the first quarter of 2021. The increase was primarily due to an increase of insurance reserves incurred through our third-party carrier insurance program. The remaining increase is primarily due to the inclusion of $9.2 million of insurance and claims expense from ACT's and MME's first quarter 2022 results.

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands)
Operating taxes and licenses	$29,037	$22,048	31.7%
% of total revenue	1.6%	1.8%	(20	bps)
% of revenue, excluding truckload and LTL fuel surcharge	1.8%	1.9%	(10	bps)
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
The quarter over quarter increase of $7.0 million is primarily composed of $8.2 million of operating taxes and licenses expense from ACT's and MME's first quarter 2022 results.

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands)
Communications	$5,870	$5,037	16.5%
% of total revenue	0.3%	0.4%	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	0.4%	0.4%	—	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
The quarter over quarter increase of $0.8 million is primarily composed of $1.1 million of communications expense from ACT's and MME's first quarter 2022 results.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands)
Depreciation and amortization of property and equipment	$145,044	$119,915	21.0%
% of total revenue	7.9%	9.8%	(190	bps)
% of revenue, excluding truckload and LTL fuel surcharge	8.8%	10.6%	(180	bps)
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
Consolidated depreciation and amortization of property and equipment increased by $25.1 million for the first quarter of 2022, as compared to the same period last year. This increase includes $15.3 million of expense from ACT's and MME's first quarter 2022 results. The remaining increase was primarily related to an increase in owned versus leased equipment.
We expect consolidated depreciation and amortization of property and equipment to increase in total and as a percentage of consolidated revenue, excluding truckload and LTL fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in 2022.

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands)
Amortization of intangibles	$16,166	$11,749	37.6%
% of total revenue	0.9%	1.0%	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	1.0%	1.0%	—	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger and various acquisitions. See Note 3 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.
The increase of $4.4 million for the first quarter 2022, as compared to the same period last year, was attributed to the ACT, MME, UTXL, and Eleos acquisitions during 2021.

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands)
Rental expense	$13,401	$16,864	(20.5%)
% of total revenue	0.7%	1.4%	(70	bps)
% of revenue, excluding truckload and LTL fuel surcharge	0.8%	1.5%	(70	bps)
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.
The quarter over quarter decrease of $3.5 million was primarily due to an increase in our owned versus leased equipment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

We expect consolidated rental expense to continue to decrease both in total and as a percentage of consolidated revenue, excluding truckload and LTL fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in the remainder of 2022.

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands)
Purchased transportation	$386,446	$258,230	49.7%
% of total revenue	21.2%	21.1%	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	23.5%	22.8%	70	bps
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
Consolidated purchased transportation expense increased by $128.2 million for the first quarter of 2022, as compared to the same periods last year. This increase includes $4.6 million of expense from ACT's and MME's first quarter 2022 results. The comparative first quarter increases were primarily due to payments made to third-party carriers, partially offset by a decrease in miles driven by independent contractors of 2.5%.
We expect purchased transportation will increase as a percentage of revenue if we grow our logistics and intermodal businesses faster than our full truckload and LTL businesses. The increase could be partially offset if independent contractors exit the market due to regulatory changes.

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands)
Impairments	$810	$—	100.0%
In 2022, we incurred impairment charges associated with building improvements (within our non-reportable segments).

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands)
Miscellaneous operating expenses	$11,509	$14,593	(21.1%)
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
Year-over-year consolidated miscellaneous operating expenses decreased during the first quarter primarily due to a $23.9 million increase in gain on sales of equipment, excluding ACT and MME. This was partially offset by $10.2 million in expenses from ACT's and MME's first quarter 2022 results and year-over-year increases from legal settlements and various administrative expenses classified as miscellaneous.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Consolidated Other Expenses, net

	Quarter Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in thousands)
Interest expense	$6,680	$3,486	91.6%
Other expense (income), net	14,405	(16,105)	(189.4%)
Income tax expense	69,174	45,329	52.6%
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. Interest expense increased during the first quarter of 2022 due to higher overall debt balances from the 2021 Debt Agreement which was entered into on September 3, 2021 and replaced the July 2021 Term Loan and 2017 Debt Agreement. Additional details are discussed in Note 6 in Part I, Item 1 of this Quarterly Report.
Other expense (income), net — Other expense (income), net is primarily comprised of losses and (gains) from our various equity investments, including our TRP investments accounted for under the equity method, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
We incurred $14.4 million of expense in the condensed consolidated statement of comprehensive income in the first quarter of 2022, representing an unfavorable change of $30.5 million, as compared to income of $16.1 million in the first quarter of 2021. The change was primarily driven by current quarter net losses within our portfolio of investments, including the unrealized loss from the mark-to-market adjustment of our investment in Embark.
Income tax expense — In addition to the discussion below, Note 4 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
The $23.8 million increase in consolidated income tax expense was primarily due to an increase in income before income taxes. The effective tax rate was 24.9% for the first quarter of 2022 compared to 25.9% for the first quarter of 2021.

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
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter Ended March 31,
	2022	2021
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$208,337	$129,790
Adjusted for:
Income tax expense attributable to Knight-Swift	69,174	45,329
Income before income taxes attributable to Knight-Swift	277,511	175,119
Amortization of intangibles [1]	16,166	11,749
Impairments [2]	810	—
Legal accruals [3]	5,055	1,242
Adjusted income before income taxes	299,542	188,110
Provision for income tax expense at effective rate	(74,679)	(48,677)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$224,863	$139,433

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended March 31,
	2022	2021
GAAP: Earnings per diluted share	$1.25	$0.77
Adjusted for:
Income tax expense attributable to Knight-Swift	0.42	0.27
Income before income taxes attributable to Knight-Swift	1.67	1.04
Amortization of intangibles [1]	0.10	0.07
Impairments [2]	—	—
Legal accruals [3]	0.03	0.01
Adjusted income before income taxes	1.80	1.12
Provision for income tax expense at effective rate	(0.45)	(0.29)
Non-GAAP: Adjusted EPS	$1.35	$0.83

1    "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger, the ACT Acquisition, and other acquisitions. Refer to Note 3 in Part I, Item 1 of this Quarterly Report for additional details regarding our acquisitions.
2    "Impairments" reflects the non-cash impairment of building improvements (within our non-reportable segments).
3    "Legal accruals" are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect the following:
•First quarter 2022 legal expense reflects costs related to certain settlements and class action lawsuits arising from employee and contract related matters.
•First quarter 2021 legal expense reflects costs related to certain class action lawsuits arising from employee and contract related matters.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	Quarter Ended March 31,
	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,826,989	$1,223,014
Total operating expenses	(1,528,903)	(1,060,755)
Operating income	$298,086	$162,259
Operating ratio	83.7%	86.7%

Non-GAAP Presentation
Total revenue	$1,826,989	$1,223,014
Truckload and LTL fuel surcharge	(179,111)	(89,909)
Revenue, excluding truckload and LTL fuel surcharge	1,647,878	1,133,105

Total operating expenses	1,528,903	1,060,755
Adjusted for:
Truckload and LTL fuel surcharge	(179,111)	(89,909)
Amortization of intangibles [1]	(16,166)	(11,749)
Impairments [2]	(810)	—
Legal accruals [3]	(5,055)	(1,242)
Adjusted Operating Expenses	1,327,761	957,855
Adjusted Operating Income	$320,117	$175,250
Adjusted Operating Ratio	80.6%	84.5%
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Truckload Segment

	Quarter Ended March 31,
	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,080,531	$962,947
Total operating expenses	(875,414)	(804,464)
Operating income	$205,117	$158,483
Operating ratio	81.0%	83.5%

Non-GAAP Presentation
Total revenue	$1,080,531	$962,947
Fuel surcharge	(138,661)	(89,909)
Intersegment transactions	(336)	(224)
Revenue, excluding fuel surcharge and intersegment transactions	941,534	872,814

Total operating expenses	875,414	804,464
Adjusted for:
Fuel surcharge	(138,661)	(89,909)
Intersegment transactions	(336)	(224)
Amortization of intangibles [1]	(324)	(324)
Adjusted Operating Expenses	736,093	714,007
Adjusted Operating Income	$205,441	$158,807
Adjusted Operating Ratio	78.2%	81.8%
1    "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in historical Knight acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Logistics Segment

	Quarter Ended March 31,
	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$282,039	$118,887
Total operating expenses	(242,438)	(111,310)
Operating income	$39,601	$7,577
Operating ratio	86.0%	93.6%

Non-GAAP Presentation
Total revenue	$282,039	$118,887
Intersegment transactions	(1,868)	(3,165)
Revenue, excluding intersegment transactions	280,171	115,722

Total operating expenses	242,438	111,310
Adjusted for:
Intersegment transactions	(1,868)	(3,165)
Amortization of intangibles [1]	(334)	—
Adjusted Operating Expenses	240,236	108,145
Adjusted Operating Income	$39,935	$7,577
Adjusted Operating Ratio	85.7%	93.5%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the UTXL acquisition.
LTL Segment

Quarter Ended March 31, 2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$255,125
Total operating expenses	(228,748)
Operating income	$26,377
Operating ratio	89.7%

Non-GAAP Presentation
Total revenue	$255,125
Fuel surcharge	(40,450)
Revenue, excluding fuel surcharge and intersegment transactions	214,675

Total operating expenses	228,748
Adjusted for:
Fuel surcharge	(40,450)
Amortization of intangibles [1]	(3,945)
Adjusted Operating Expenses	184,353
Adjusted Operating Income	$30,322
Adjusted Operating Ratio	85.9%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT and MME acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter Ended March 31,
	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$109,222	$107,066
Total operating expenses	(94,052)	(103,609)
Operating income	$15,170	$3,457
Operating ratio	86.1%	96.8%

Non-GAAP Presentation
Total revenue	$109,222	$107,066
Intersegment transactions	(30)	(95)
Revenue, excluding intersegment transactions	109,192	106,971

Total operating expenses	94,052	103,609
Adjusted for:
Intersegment transactions	(30)	(95)
Adjusted Operating Expenses	94,022	103,514
Adjusted Operating Income	$15,170	$3,457
Adjusted Operating Ratio	86.1%	96.8%
Non-GAAP Reconciliation: Free Cash Flow

Quarter Ended March 31, 2022

GAAP: Cash flows from operations	$456,860
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	60,532
Purchases of property and equipment	(164,974)
Non-GAAP: Free Cash Flow	$352,418

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	March 31, 2022
(In thousands)
Cash and cash equivalents, excluding restricted cash	$242,860
Availability under 2021 Revolver, due September 2026 [1]	870,569
Availability under 2021 RSA, due April 2024 [2]	55,700
Availability under 2021 Prudential Notes, issuance ending October 2023 [3]	87,857
Total unrestricted liquidity	$1,256,986
Cash and cash equivalents – restricted [4]	130,587
Restricted investments, held-to-maturity, amortized cost [4]	8,302
Total liquidity, including restricted cash and restricted investments	$1,395,875

1    As of March 31, 2022, we had $165.0 million in borrowings under our $1.1 billion 2021 Revolver. We additionally had $64.4 million in outstanding letters of credit (discussed below), leaving $870.6 million available under the Revolver.
2    Based on eligible receivables at March 31, 2022, our borrowing base for the 2021 RSA was $400.0 million, while outstanding borrowings were $279.0 million. We additionally had $65.3 million in outstanding letters of credit (discussed below), leaving $55.7 million available under the 2021 RSA. Refer to Note 5 in Part I, Item 1 of this Quarterly Report for more information regarding the 2021 RSA.
3    As of March 31, 2022, we had $37.1 million outstanding principal on our shelf notes issued under our $125.0 million 2021 Prudential Notes, leaving $87.9 million available for issuance under the 2021 Prudential Notes.
4    Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $128.8 million, included in "Cash and cash equivalents — restricted" in the condensed consolidated balance sheet and held by Mohave and Red Rock for claims payments. The remaining $1.8 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet, expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We expect net cash capital expenditures, including net cash capital expenditures of our LTL segment, will be in the range of $550.0 – $600.0 million for full-year 2022. This range excludes cash outlays for potential acquisitions. We believe we have ample flexibility in our trade cycle and purchase agreements to alter our current plans if economic and other conditions warrant.

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
Principal and Interest Payments — As of March 31, 2022, we had debt, accounts receivable securitization, and finance lease obligations of $2.0 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
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
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, common stock prices, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. As of March 31, 2022, the Company had $47.9 million remaining under the 2020 Knight-Swift Share Repurchase Plan. Subsequently, on April 25, 2022, the Board authorized $350.0 million in share repurchases, replacing the 2020 Knight-Swift Share Repurchase Plan, which had approximately $42.8 million of authorized purchases remaining upon termination. Additional details are discussed in Note 10 in Part I, Item 1 of this Quarterly Report.
Working Capital
We had a working capital surplus of $300.2 million as of March 31, 2022 and $339.5 million as of December 31, 2021.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Material Debt Agreements
As of March 31, 2022, we had $2.0 billion in material debt obligations at the following carrying values:
•$169.8 million: 2021 Term Loan A-1, due December 2022, net of $0.2 million in deferred loan costs
•$199.6 million: 2021 Term Loan A-2, due September 2024, net of $0.4 million in deferred loan costs
•$798.4 million: 2021 Term Loan A-3, due September 2026, net of $1.6 million in deferred loan costs
•$278.5 million: 2021 RSA outstanding borrowings, net of $0.5 million in deferred loan costs
•$329.5 million: Finance lease obligations
•$165.0 million: 2021 Revolver, due September 2026
•$43.8 million: Other, net of $0.1 million in deferred loan costs
As of December 31, 2021, we had $2.1 billion in material debt obligations at the following carrying values:
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
•$260.0 million: 2021 Revolver, due September 2026
•$52.3 million: Other, net of $0.1 million in deferred loan costs

Cash Flow Analysis

	Quarter Ended March 31,		Change
	2022	2021
	(In thousands)
Net cash provided by operating activities	$456,860	$306,113	$150,747
Net cash used in investing activities	(110,187)	(74,141)	(36,046)
Net cash used in financing activities	(323,249)	(185,366)	(137,883)
Net Cash Provided by Operating Activities
Comparison Between Quarter Ended March 31, 2022 and 2021 — The $150.7 million increase in net cash provided by operating activities was primarily due to a $135.8 million increase in operating income, due to the factors discussed in "Results of Operations — Consolidated Operating and Other Expenses" above. The remaining difference is attributed to various changes in working capital.
Net Cash Used in Investing Activities
Comparison Between Quarter Ended March 31, 2022 and 2021 — The $36.0 million increase in net cash used in investing activities was primarily due to a $60.6 million increase in net cash capital expenditures, including the first quarter 2022 investing activities of ACT and MME, and was partially offset by a $38.0 million decrease in net cash invested in acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Net Cash Used in Financing Activities
Comparison Between Quarter Ended March 31, 2022 and 2021 — Net cash used in financing activities increased by $137.9 million, primarily due to an increase in repurchases of our common stock of $91.2 million and a $42.2 million increase in repayments of finance leases and long-term debt, including the first quarter 2022 financing activities from ACT and MME.

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
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2021 Debt Agreement and 2021 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 1.1% as of March 31, 2022) and fixed rate equipment lease financing. Assuming the level of borrowings as of March 31, 2022, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $16.6 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average of diesel price per gallon in the US increased to $4.36 for the first quarter of 2022 from an average of $2.91 in the first quarter of 2021. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 9 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended March 31, 2022, and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2021 Annual Report in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs [1]
January 1, 2022 to January 31, 2022	—	$—	—	$192,825,135
February 1, 2022 to February 28, 2022	1,434,998	$53.61	1,434,998	$115,895,786
March 1, 2022 to March 31, 2022	1,288,494	$52.74	1,288,494	$47,943,813
Total	2,723,492	$53.20	2,723,492	$47,943,813

1On April 25, 2022, we announced that the Board had approved the $350.0 million 2022 Knight-Swift Share Repurchase Plan, replacing the 2020 Knight-Swift Share Repurchase Plan. There is no expiration date associated with the 2022 Knight-Swift Share Repurchase Plan. See Note 10 in Part I, Item 1 of this Quarterly Report.

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
Incorporated by reference to Exhibit 2.2 of Form 10-Q for the quarter ended September 30, 2021

3.1	Fourth Amended and Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2020

3.2	Fourth Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 9, 2022

10.1**	Form of Senior Executive RSU Award Notice	Filed herewith

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	May 4, 2022	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	May 4, 2022	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant