Form 10-Q
period 2022-06-30
Knight-Swift Transportation Holdings Inc.
filed 2022-08-03
CIK 1492691

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
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were approximately 160,665,000 shares of the registrant's common stock outstanding as of July 27, 2022.

Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Table of Contents
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight Transportation, Inc. and its subsidiaries and Swift Transportation Company and its subsidiaries, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2017 Debt Agreement	The Company's unsecured credit agreement, entered into on September 29, 2017, as amended on October 2, 2020
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, consisting of the 2021 Revolver and 2021 Term Loans, which are defined below
2021 Prudential Notes	Third amended and restated note purchase and private shelf agreement, entered into on September 3, 2021 by ACT with unrelated financial entities
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, maturing on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2024
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2021 RSA	Fifth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on April 23, 2021 by Swift Receivables Company II, LLC with unrelated financial entities.
July 2021 Term Loan	The Company's term loan entered into on July 6, 2021
ACT	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
BSBY	Bloomberg Short-Term Bank Yield Index
DOE	United States Department of Energy
EPS	Earnings Per Share
Embark	Embark Technology Inc. and its related entities
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
LIBOR	London InterBank Offered Rate
NYSE	New York Stock Exchange
LTL	Less-than-truckload
MME	RAC MME Holdings, LLC. and its subsidiaries, MME, Inc., Midwest Motor Express, Inc., and Midnite Express Inc.
Quarterly Report	Quarterly Report on Form 10-Q
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
US	The United States of America
UTXL	UTXL Enterprises, Inc.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$198,021	$261,001
Cash and cash equivalents – restricted	111,449	87,241
Restricted investments, held-to-maturity, amortized cost	7,856	5,866
Trade receivables, net of allowance for doubtful accounts of $22,124 and $21,663, respectively	1,010,768	911,336
Contract balance – revenue in transit	20,422	22,936
Prepaid expenses	79,405	90,507
Assets held for sale	11,195	8,166
Income tax receivable	6,880	909
Other current assets	27,421	26,318
Total current assets	1,473,417	1,414,280
Gross property and equipment	5,368,062	5,118,897
Less: accumulated depreciation and amortization	(1,766,873)	(1,563,533)
Property and equipment, net	3,601,189	3,555,364
Operating lease right-of-use-assets	165,643	147,540
Goodwill	3,518,589	3,515,135
Intangible assets, net	1,798,668	1,831,049
Other long-term assets	157,372	192,132
Total assets	$10,714,878	$10,655,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,469	$224,844
Accrued payroll and purchased transportation	245,679	217,084
Accrued liabilities	124,072	128,536
Claims accruals – current portion	240,021	206,607
Finance lease liabilities and long-term debt – current portion	235,775	262,423
Operating lease liabilities – current portion	37,787	35,322
Total current liabilities	1,103,803	1,074,816
Revolving line of credit	129,000	260,000
Long-term debt – less current portion	1,028,617	1,037,552
Finance lease liabilities – less current portion	327,320	256,166
Operating lease liabilities – less current portion	123,274	107,614
Accounts receivable securitization	278,594	278,483
Claims accruals – less current portion	206,418	210,714
Deferred tax liabilities	874,601	874,877
Other long-term liabilities	11,994	11,828
Total liabilities	4,083,621	4,112,050
Commitments and contingencies (Notes 3, 7, 8, and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 160,639 and 165,980 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	1,606	1,660
Accumulated other comprehensive loss	(2,797)	(563)
Additional paid-in capital	4,372,916	4,350,913
Retained earnings	2,249,333	2,181,142
Total Knight-Swift stockholders' equity	6,621,058	6,533,152
Noncontrolling interest	10,199	10,298
Total stockholders’ equity	6,631,257	6,543,450
Total liabilities and stockholders’ equity	$10,714,878	$10,655,500
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$1,694,531	$1,212,872	$3,342,409	$2,345,977
Truckload and LTL fuel surcharge	266,600	102,829	445,711	192,738
Total revenue	1,961,131	1,315,701	3,788,120	2,538,715
Operating expenses:
Salaries, wages, and benefits	549,956	377,613	1,086,012	747,983
Fuel	257,146	126,055	447,635	244,291
Operations and maintenance	106,724	71,313	202,607	139,383
Insurance and claims	102,084	58,776	200,276	114,419
Operating taxes and licenses	30,204	21,717	59,241	43,765
Communications	5,744	4,635	11,614	9,672
Depreciation and amortization of property and equipment	147,482	123,606	292,526	243,521
Amortization of intangibles	16,215	11,984	32,381	23,733
Rental expense	13,492	13,399	26,893	30,263
Purchased transportation	384,910	304,157	771,356	562,387
Impairments	—	—	810	—
Miscellaneous operating expenses	21,396	11,331	32,905	25,924
Total operating expenses	1,635,353	1,124,586	3,164,256	2,185,341
Operating income	325,778	191,115	623,864	353,374
Other (expenses) income:
Interest income	675	270	1,136	564
Interest expense	(9,345)	(3,307)	(16,025)	(6,793)
Other (expenses) income, net	(25,576)	16,840	(39,981)	32,945
Total other (expenses) income, net	(34,246)	13,803	(54,870)	26,716
Income before income taxes	291,532	204,918	568,994	380,090
Income tax expense	72,090	51,783	141,264	97,112
Net income	219,442	153,135	427,730	282,978
Net loss (income) attributable to noncontrolling interest	50	(331)	99	(384)
Net income attributable to Knight-Swift	219,492	152,804	427,829	282,594
Other comprehensive loss	(1,862)	—	(2,234)	—
Comprehensive income	$217,630	$152,804	$425,595	$282,594

Earnings per share:
Basic	$1.35	$0.92	$2.61	$1.70
Diluted	$1.35	$0.92	$2.60	$1.69

Dividends declared per share:	$0.12	$0.10	$0.24	$0.18

Weighted average shares outstanding:
Basic	162,365	165,577	163,863	165,751
Diluted	163,166	166,585	164,801	166,750
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$427,730	$282,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	324,907	267,254
Gain on sale of property and equipment	(57,808)	(25,592)
Impairments	810	—
Deferred income taxes	(2,439)	(9,541)
Non-cash lease expense	19,795	26,743
Loss (gain) on equity securities	50,937	(8,858)
Non-cash adjustment to fair value of convertible note	—	(12,631)
Other adjustments to reconcile net income to net cash provided by operating activities	25,603	18,205
Increase (decrease) in cash resulting from changes in:
Trade receivables	(103,740)	(70,067)
Income tax receivable	(5,971)	(26,466)
Accounts payable	2,060	28,935
Accrued liabilities and claims accrual	50,822	6,512
Operating lease liabilities	(19,772)	(28,311)
Other assets and liabilities	7,050	10,343
Net cash provided by operating activities	719,984	459,504
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	4,306	2,850
Purchases of held-to-maturity investments	(6,399)	(2,555)
Proceeds from sale of property and equipment, including assets held for sale	104,239	127,068
Purchases of property and equipment	(295,522)	(247,549)
Expenditures on assets held for sale	(449)	(765)
Net cash, restricted cash, and equivalents invested in acquisitions	(1,291)	(63,305)
Investment in convertible note	—	(25,000)
Other cash flows from investing activities	(9,190)	12,340
Net cash used in investing activities	(204,306)	(196,916)
Cash flows from financing activities:
Repayment of finance leases and long-term debt	(66,440)	(50,428)
Repayments on revolving lines of credit, net	(131,000)	(155,000)
Borrowings under accounts receivable securitization	—	80,000
Repayment of accounts receivable securitization	—	(15,000)
Proceeds from common stock issued	5,057	5,302
Repurchases of the Company's common stock	(299,941)	(53,661)
Dividends paid	(39,721)	(30,332)
Other cash flows from financing activities	(20,316)	(8,679)
Net cash used in financing activities	(552,361)	(227,798)
Net (decrease) increase in cash, restricted cash, and equivalents	(36,683)	34,790
Cash, restricted cash, and equivalents at beginning of period	350,023	197,277
Cash, restricted cash, and equivalents at end of period	$313,340	$232,067

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Year-to-Date June 30,
	2022	2021
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,097	$5,719
Income taxes	154,819	133,284
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$3,085	$8,063
Transfers from property and equipment to assets held for sale	29,510	51,310
Noncontrolling interest associated with acquisition	—	10,281
Purchase price adjustment on acquisition	2,163	—
Contingent consideration associated with acquisitions and investments	1,717	5,000
Right-of-use assets obtained in exchange for operating lease liabilities	37,897	4,146
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	—	560
Property and equipment obtained in exchange for finance lease liabilities	101,904	55,370
Property and equipment obtained in exchange for finance lease liabilities reclassified from operating lease liabilities	—	42,298

Reconciliation of Cash, Restricted Cash, and Equivalents:	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$198,021	$261,001	$179,032	$156,699
Cash and cash equivalents – restricted [1]	111,449	87,241	51,637	39,328
Other long-term assets [1]	3,870	1,781	1,398	1,250
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$313,340	$350,023	$232,067	$197,277

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2021	165,980	$1,660	$4,350,913	$2,181,142	$(563)	$6,533,152	$10,298	$6,543,450
Common stock issued to employees	607	6	2,369			2,375		2,375
Common stock issued to the Board	18	—	873			873		873
Common stock issued under ESPP	35	—	1,809			1,809		1,809
Company shares repurchased	(6,001)	(60)		(299,881)		(299,941)		(299,941)
Shares withheld – RSU settlement				(20,316)		(20,316)		(20,316)
Employee stock-based compensation expense			16,952			16,952		16,952
Cash dividends paid and dividends accrued ($0.24 per share)				(39,441)		(39,441)		(39,441)
Net income attributable to Knight-Swift				427,829		427,829		427,829
Other comprehensive income					(2,234)	(2,234)		(2,234)
Net loss attributable to noncontrolling interest							(99)	(99)
Balances – June 30, 2022	160,639	$1,606	$4,372,916	$2,249,333	$(2,797)	$6,621,058	$10,199	$6,631,257

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2020	166,553	$1,665	$4,301,424	$1,566,759	$—	$5,869,848	$2,192	$5,872,040
Common stock issued to employees	418	5	3,391			3,396		3,396
Common stock issued to the Board	12	—	575			575		575
Common stock issued under ESPP	31	—	1,331			1,331		1,331
Company shares repurchased	(1,303)	(13)		(53,648)		(53,661)		(53,661)
Shares withheld – RSU settlement				(7,947)		(7,947)		(7,947)
Employee stock-based compensation expense			19,194			19,194		19,194
Cash dividends paid and dividends accrued ($0.18 per share)				(30,069)		(30,069)		(30,069)
Net income attributable to Knight-Swift				282,594		282,594		282,594
Investment in noncontrolling interest						—	10,281	10,281
Distribution to noncontrolling interest							(65)	(65)
Net income attributable to noncontrolling interest							384	384
Balances – June 30, 2021	165,711	$1,657	$4,325,915	$1,757,689	$—	$6,085,261	$12,792	$6,098,053
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) — Continued

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – March 31, 2022	163,635	$1,636	$4,360,889	$2,209,104	(935)	$6,570,694	$10,249	$6,580,943
Common stock issued to employees	243	3	1,961			1,964		1,964
Common stock issued to the Board	18	—	873			873		873
Common stock issued under ESPP	21	—	1,000			1,000		1,000
Company shares repurchased	(3,278)	(33)		(155,027)		(155,060)		(155,060)
Shares withheld – RSU settlement				(4,708)		(4,708)		(4,708)
Employee stock-based compensation expense			8,193			8,193		8,193
Cash dividends paid and dividends accrued ($0.12 per share)				(19,528)		(19,528)		(19,528)
Net income attributable to Knight-Swift				219,492		219,492		219,492
Other comprehensive loss					(1,862)	(1,862)		(1,862)
Net loss attributable to noncontrolling interest							(50)	(50)
Balances – June 30, 2022	160,639	$1,606	$4,372,916	$2,249,333	$(2,797)	$6,621,058	$10,199	$6,631,257

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – March 31, 2021	165,488	$1,655	$4,309,792	$1,625,397	—	$5,936,844	$12,494	$5,949,338
Common stock issued to employees	198	2	1,385			1,387		1,387
Common stock issued to the Board	12	—	575			575		575
Common stock issued under ESPP	13	—	631			631		631
Shares withheld – RSU settlement				(3,788)		(3,788)		(3,788)
Employee stock-based compensation expense			13,532			13,532		13,532
Cash dividends paid and dividends accrued ($0.10 per share)				(16,724)		(16,724)		(16,724)
Net income attributable to Knight-Swift				152,804		152,804		152,804
Distribution to noncontrolling interest							(33)	(33)
Net income attributable to noncontrolling interest							331	331
Balances – June 30, 2021	165,711	$1,657	$4,325,915	$1,757,689	$—	$6,085,261	$12,792	$6,098,053

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the first half of 2022, the Company operated an average of 18,010 tractors (comprised of 16,165 company tractors and 1,845 independent contractor tractors) and 72,111 trailers within the Truckload segment and leasing activities within the non-reportable segments. The LTL segment operated an average of 3,110 tractors and 8,352 trailers. Additionally, the Intermodal segment operated an average of 603 tractors and 11,259 intermodal containers. As of June 30, 2022, the Company's four reportable segments were Truckload, LTL, Logistics, and Intermodal.
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
Changes in Presentation
Beginning in the second quarter of 2022, the Company separately disclosed "Loss (gain) on equity securities" in the condensed consolidated statement of cash flows. Accordingly, the amounts presented in the Company's first half 2021 condensed consolidated statement of cash flows were reclassified from "Other adjustments to reconcile net income to net cash provided by operating activities" to "Loss (gain) on equity securities" to align with the current year presentation.
2021 Acquisitions
The Company acquired the following entities in 2021:
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

Note 2 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
March 2022	ASU No. 2022-02: Financial Instruments – Credit Losses (ASC 326), Troubled Debt Restructurings and Vintage Disclosures	The amendments in this ASU require that a creditor incorporates troubled debt restructurings into the allowance for credit losses and disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases.	January 2023, Prospective	Currently under evaluation, but not expected to be material
June 2022	ASU No. 2022-03: Fair Value Measurements (ASC 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security, and not considered in measuring fair value.	January 2024, Prospective	No material impact

Note 3 — Acquisitions
Developments during the six months ended June 30, 2022 related to the Company's 2021 acquisitions are discussed below.
MME
On December 6, 2021, the Company, through a wholly owned subsidiary, acquired 100.0% of Bismarck, North Dakota-based MME. MME provides LTL, full truckload, and specialized and other logistics transportation services to a diverse customer base in its service territory in the upper Midwestern and great Northwestern regions of the US.
During the measurement period, the net working capital adjustment increased by $1.3 million based on the actual versus estimated net working capital adjustment as of the transaction date. This adjustment resulted in increasing the total purchase price consideration to $165.7 million. The Company also reduced the deferred tax liabilities on MME's opening balance sheet by $2.2 million based on valuation of the Company's intangible assets. These measurement period adjustments resulted in a $3.5 million increase in goodwill related to the MME acquisition during the first quarter of 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
ACT
On July 5, 2021, the Company acquired 100% of Dothan, Alabama-based ACT. ACT is a leading LTL carrier that also offers dedicated contract carriage and ancillary services.
During the quarter ended June 30, 2022, the Company's condensed consolidated operating results included ACT's total revenue of $245.2 million and net income of $26.6 million. ACT's net income during the quarter ended June 30, 2022 included $3.5 million related to the amortization of intangible assets acquired in the ACT Acquisition.
During the year-to-date period ended June 30, 2022, the Company's condensed consolidated operating results included ACT's total revenue of $462.9 million and net income of $42.7 million. ACT's net income during the year-to-date period ended June 30, 2022 included $7.0 million related to the amortization of intangible assets acquired in the ACT Acquisition.
Pro Forma Information (Unaudited) — The following unaudited pro forma information combines the historical operations of the Company and ACT giving effect to the ACT Acquisition, and related transactions as if consummated on January 1, 2020.

	Quarter-to-Date June 30,	Year-to-Date June 30,
	2021	2021
	(in thousands, except per share data)
Total revenue	$1,515,793	$2,928,025
Net income attributable to Knight-Swift	165,096	304,285
Earnings per share – diluted	0.99	1.82

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
As of June 30, 2022, contingent consideration of $5.0 million associated with the transaction was included in "Accrued liabilities" in the Company's condensed consolidated balance sheets. The purchase price was allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price allocation was open for adjustments through the end of the measurement period, which closed one year from the June 1, 2021 acquisition date.

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
Purchase Price Allocations
Unless otherwise stated, the purchase price allocations for the above acquisitions are preliminary and have been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, and among other things may be pending the completion of the valuation of acquired tangible assets, an independent valuation of certain acquired intangible assets, assessment of lease agreements, assessment of certain liabilities, the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed, and assessment of other tax related items as applicable. As the Company obtains more information, the preliminary purchase price allocations disclosed above are subject to change. Any future adjustments to the preliminary purchase price allocations, including changes within identifiable intangible assets or estimation uncertainty impacted by market conditions, may impact future net earnings. The purchase price allocation adjustments can be made through the end of the measurement periods, which is not to exceed one year from the respective acquisition dates.

Note 4 — Income Taxes
Effective Tax Rate — The quarter-to-date June 30, 2022 and June 30, 2021 effective tax rates were 24.7% and 25.3%, respectively. The year-to-date June 30, 2022 and June 30, 2021 effective tax rates were 24.8% and 25.5%, respectively.
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
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits were approximately $0.1 million as of June 30, 2022 and December 31, 2021.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by Federal and various state jurisdictions for tax years ranging from 2014 to 2019. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2017 remain subject to examination.

Note 5 — Accounts Receivable Securitization
As of June 30, 2022, the Company's eligible receivables related to the 2021 RSA generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2021 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of June 30, 2022. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The following table summarizes the key terms of the 2021 RSA (dollars in thousands):

Effective date	April 23, 2021
Final maturity date	April 23, 2024
Borrowing capacity	$400,000
Accordion option [1]	$100,000
Unused commitment fee rate [2]	20 to 40 basis points
Program fees on outstanding balances [3]	one month LIBOR + 82.5 basis points

1The accordion option increases the maximum borrowing capacity, subject to participation of the purchasers.
2The 2021 RSA commitment fees rate are based on the percentage of the maximum borrowing capacity utilized.
3As identified within the 2021 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement for LIBOR.
Availability under the 2021 RSA is calculated as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Borrowing base, based on eligible receivables	$400,000	$400,000
Less: outstanding borrowings [1]	(279,000)	(279,000)
Less: outstanding letters of credit	(65,300)	(65,300)
Availability under accounts receivable securitization facilities	$55,700	$55,700

1Outstanding borrowings are included in "Accounts receivable securitization" in the condensed consolidated balance sheets and are offset by deferred loan costs of $0.4 million as of June 30, 2022 and $0.5 million as of December 31, 2021. Interest accrued on the aggregate principal balance at a rate of 1.9% and 0.9% as of June 30, 2022 and December 31, 2021, respectively.
Refer to Note 12 for information regarding the fair value of the 2021 RSA.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 5, the Company's long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
2021 Term Loan A-1, due December 3, 2022, net 1 2	$169,853	$199,676
2021 Term Loan A-2, due September 3, 2024, net 1 2	199,681	199,607
2021 Term Loan A-3, due September 3, 2026, net 1 2	798,528	798,352
Prudential Notes, net [1]	39,113	47,265
Other	4,062	5,069
Total long-term debt, including current portion	1,211,237	1,249,969
Less: current portion of long-term debt	(182,620)	(212,417)
Long-term debt, less current portion	$1,028,617	$1,037,552

	June 30, 2022	December 31, 2021
	(In thousands)
Total long-term debt, including current portion	$1,211,237	$1,249,969
2021 Revolver, due September 3, 2026 1 3	129,000	260,000
Long-term debt, including revolving line of credit	$1,340,237	$1,509,969

1Refer to Note 12 for information regarding the fair value of debt.
2As of June 30, 2022, the carrying amounts of the 2021 Term Loan A-1, 2021 Term Loan A-2, and 2021 Term Loan A-3 were net of $0.1 million, $0.3 million, and $1.5 million in deferred loan costs, respectively. As of December 31, 2021, the carrying amounts of the 2021 Term Loan A-1, 2021 Term Loan A-2, and 2021 Term Loan A-3 were net of $0.3 million, $0.4 million, and $1.6 million in deferred loan costs, respectively.
3The Company also had outstanding letters of credit of $99.0 million and $64.0 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities at June 30, 2022 and December 31, 2021, respectively.

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
1The interest rate margin for the 2021 Term Loans and 2021 Revolver is based on the Company's consolidated leverage ratio. As of June 30, 2022, interest accrued at 1.83% on the 2021 Term Loans and 1.95% on the 2021 Revolver.
2The commitment fee for the unused portion of the 2021 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of June 30, 2022, commitment fees on the unused portion of the 2021 Revolver accrued at 0.1% and outstanding letter of credit fees accrued at 1.0%.
Pursuant to the 2021 Debt Agreement, the 2021 Revolver and the 2021 Term Loans contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2021 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2021 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2021 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2021 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of June 30, 2022, the Company was in compliance with the covenants under the 2021 Debt Agreement.
Borrowings under the 2021 Debt Agreement are made by Knight-Swift Transportation Holdings Inc. and are guaranteed by certain of the Company's domestic subsidiaries (other than its captive insurance subsidiaries, driving academy subsidiary, and bankruptcy-remote special purpose subsidiary).
ACT's Prudential Notes — The 2021 Prudential Notes allow ACT to borrow up to $125.0 million, less amounts currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes have interest rates ranging from 4.05% to 4.40% and various maturity dates ranging from October 2023 through January 2028. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2021 Debt Agreement. As of June 30, 2022, ACT had $87.9 million available under the agreement.
Fair Value Measurement — See Note 12 for fair value disclosures regarding the Company's debt instruments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Defined Benefit Pension Plan
Net periodic pension income and benefits paid during the quarter-to-date and year-to-date periods ended June 30, 2022 were immaterial.
Assumptions
A weighted-average discount rate of 4.33% was used to determine benefit obligations as of June 30, 2022.
The following weighted-average assumptions were used to determine net periodic pension cost:

	Quarter-to-Date June 30,	Year-to-Date June 30,
	2022	2022
Discount rate	3.38%	2.89%
Expected long-term rate of return on pension plan assets	6.00%	6.00%

Refer to Note 12 for additional information regarding fair value measurements of the Company's investments.

Note 8 — Purchase Commitments
As of June 30, 2022, the Company had outstanding commitments to purchase revenue equipment of $554.6 million in the remainder of 2022 ($419.0 million of which were tractor commitments), $87.8 million in 2023 ($79.6 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of finance leases, operating leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of June 30, 2022, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $47.3 million in the remainder of 2022, $14.2 million from 2023 through 2024, $1.2 million from 2025 through 2026, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $15.9 million, relating to the Company's outstanding legal proceedings as of June 30, 2022.
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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. In January 2020, the court granted final approval of the settlement. Two objectors appealed the court’s decision granting final approval of the settlement. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of June 30, 2022.

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
Recent Developments and Current Status
In January 2020, the court granted final approval of the settlement in this matter. In March 2020, the Company paid the settlement amount approved by the court. As of June 30, 2022, the Company has an accrual for anticipated costs associated with finalizing this matter.
1    Individually and on behalf of all others similarly situated.
Self Insurance
Effective March 1, 2022, ACT retains a $10.0 million self-insured retention per occurrence, as compared to the previous policy period, which included $2.0 million per occurrence with a $5.0 million annual corridor deductible subject to a $10.0 million three-year policy term aggregate cap. This was the only material change related to our self insurance policies during the first half of 2022.

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
The following table presents the Company's repurchases of its common stock under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		Quarter-to-Date June 30, 2022		Year-to-Date June 30, 2022
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
		(shares and dollars in thousands)
November 24, 2020 [1]	$250,000	98	$5,101	2,821	$149,982
April 19, 2022 [1]	$350,000	3,180	$149,959	3,180	$149,959
		3,278	$155,060	6,001	$299,941
		Quarter-to-Date June 30, 2021		Year-to-Date June 30, 2021
November 24, 2020 [1]	$250,000	—	$—	1,303	$53,661

1    $200.0 million remained available under the 2022 Knight-Swift Repurchase Plan as of June 30, 2022. $192.8 million remained available under the 2020 Knight-Swift Share Repurchase Plan as of December 31, 2021

Note 11 — Weighted Average Shares Outstanding
Earnings per share, basic and diluted, as presented in the condensed consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2022	2021	2022	2021
	(In thousands)
Basic weighted average common shares outstanding	162,365	165,577	163,863	165,751
Dilutive effect of equity awards	801	1,008	938	999
Diluted weighted average common shares outstanding	163,166	166,585	164,801	166,750
Anti-dilutive shares excluded from diluted earnings per share [1]	575	31	341	47
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		June 30, 2022		December 31, 2021
	Condensed Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments	Other long-term assets	$96,098	$96,098	$75,769	$75,769
Investments in equity securities	Other long-term assets	15,859	15,859	74,201	74,201
Convertible note	Other current assets	10,736	10,736	10,141	10,141

Financial Liabilities:
2021 Term Loan A-1, due December 2022 [1]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	$169,853	$170,000	$199,676	$200,000
2021 Term Loan A-2, due September, 2024 [1]	Long-term debt – less current portion	199,681	200,000	199,607	200,000
2021 Term Loan A-3, due September 2026 [1]	Long-term debt – less current portion	798,528	800,000	798,352	800,000
2021 Revolver, due September 2026	Revolving line of credit	129,000	129,000	260,000	260,000
2021 Prudential Notes [2]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	39,113	39,184	47,265	47,354
2021 RSA, due April 2024 [3]	Accounts receivable securitization	278,594	279,000	278,483	279,000
Contingent consideration	Accrued liabilities, Other long-term liabilities	14,817	14,817	13,100	13,100

1As of June 30, 2022, the carrying amounts of the 2021 Term Loan A-1, 2021 Term Loan A-2, and 2021 Term Loan A-3 were net of $0.1 million, $0.3 million, and $1.5 million in deferred loan costs, respectively. As of December 31, 2021, the carrying amounts of the 2021 Term Loan A-1, 2021 Term Loan A-2, and 2021 Term Loan A-3 were net of $0.3 million, $0.4 million, and $1.6 million in deferred loan costs, respectively.
2As of June 30, 2022, the carrying amount of the 2021 Prudential Notes was net of $0.1 million in deferred loan costs and included $2.0 million in fair value adjustments. As of December 31, 2021, the carrying amount of the 2021 Prudential Notes was net of $0.1 million in deferred loan costs and included $2.4 million in fair value adjustments.
3The carrying amount of the 2021 RSA was net of $0.4 million and $0.5 million in deferred loan costs as of June 30, 2022 and December 31, 2021, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of assets measured on a recurring basis as of June 30, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Unrealized Gain (Loss) Position
	(In thousands)
As of June 30, 2022
Convertible notes [1]	$10,736	$—	$—	$10,736	$736
Investments in equity securities [2]	15,859	15,859	—	—	(42,888)

As of December 31, 2021
Convertible notes [1]	$10,141	$—	$—	$10,141	$141
Investments in equity securities [2]	74,201	74,201	—	—	14,456

1Convertible notes — The condensed consolidated statements of comprehensive income include the fair value activities from the Company's convertible notes within "Other (expenses) income, net". The estimated fair value is based on probability-weighted discounted cash flow analysis of the corresponding pay-off/redemption.
•Quarter-to-date Gain (Loss) Activities: During the quarter ended June 30, 2022, the Company recognized $0.3 million of unrealized gains associated with a $10.0 million face value convertible note entered into in November of 2021. During the quarter ended June 30, 2021, the Company recognized an unrealized gain on its convertible note with Embark of $12.6 million. The Embark convertible note balance is excluded from the June 30, 2022 and December 31, 2021 convertible notes balances in the table above, as it was converted to an equity security in November of 2021.
•Year-to-date Gain (Loss) Activities: During the year-to-date period ended June 30, 2022, the Company recognized $0.6 million of unrealized gains associated with the $10.0 million face value convertible note, discussed above. During the year-to-date period ended June 30, 2021, the Company recognized an unrealized gain on its convertible note with Embark of $12.6 million.
2Investments in equity securities — The condensed consolidated statements of comprehensive income include the fair value activities from the Company's investments in equity securities within "Other (expenses) income, net". The estimated fair value is based on quoted prices in active markets that are readily and regularly obtainable.
•Quarter-to-date Gain (Loss) Activities: During the quarter ended June 30, 2022, the Company recognized a loss of $30.7 million, consisting of $35.1 million in unrealized losses, primarily from mark-to-market adjustments of the Company's equity investment in Embark. This was partially offset by $4.4 million in realized gains from the Company's other investments in equity securities. During the quarter ended June 30, 2021, the Company recognized a loss of $1.5 million from its other investments in equity securities, which consisted of $2.3 million in unrealized losses, partially offset by $0.8 million in realized gains.
•Year-to-date Gain (Loss) Activities: During the year-to-date period ended June 30, 2022, the Company recognized a loss of $51.5 million, which consisted of $55.9 million in unrealized losses, primarily from mark-to-market adjustments of the Company's investment in Embark. This was partially offset by $4.4 million in realized gains from the Company's other investments in equity securities. During the year-to-date period ended June 30, 2021, the Company recognized an $8.9 million gain from its investments in equity securities, which consisted of $4.6 million in unrealized gains and $4.3 million in realized gains from its other equity investments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of June 30, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of June 30, 2022
Contingent consideration [1]	$14,817	$—	$—	$14,817	$—
As of December 31, 2021
Contingent consideration [1]	$13,100	$—	$—	$13,100	$—

1Contingent consideration is associated with acquisitions and investments. The Company did not recognize any gains (losses) during the quarter or year-to-date periods ended June 30, 2022 and 2021 related to the revaluation of these liabilities. Refer to Note 3 for information regarding material components of these liabilities.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of June 30, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of June 30, 2022
Buildings [1]	$—	$—	$—	$—	$(810)

As of December 31, 2021
Equipment [2]	$—	$—	$—	$—	$(299)

1    Reflects the non-cash impairment of building improvements (within the non-reportable segments).
2    Reflects the non-cash impairment of certain revenue equipment held for sale (within the non-reportable segments and the Truckload segment).
Nonrecurring Fair Value Measurements (Liabilities) — As of June 30, 2022 and December 31, 2021, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.
Gain on Sale of Revenue Equipment — Net gains on disposals, including disposals of property and equipment classified as assets held for sale, are reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income. The Company recorded net gains on disposals of:
•$23.0 million and $15.1 million for the quarter-to-date periods ended June 30, 2022 and 2021, respectively.
•$57.8 million and $25.6 million for the year-to-date periods ended June 30, 2022 and 2021, respectively.

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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of June 30, 2022
US equity funds	$12,352	$12,352	$—	$—
International equity funds	5,200	5,200	—	—
Fixed income funds	37,404	37,404	—	—
Cash and cash equivalents	936	936	—	—
Total pension plan assets	$55,892	$55,892	$—	$—

As of December 31, 2021
US equity funds	$14,877	$14,877	$—	$—
International equity funds	6,304	6,304	—	—
Fixed income funds	47,873	47,873	—	—
Cash and cash equivalents	1,413	1,413	—	—
Total pension plan assets	$70,467	$70,467	$—	$—

Note 13 — Related Party Transactions

	Quarter-to-Date June 30,				Year-to-Date June 30,
	2022		2021		2022		2021
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases:
Certain affiliates [1]	$—	$108	$—	$88	$—	$186	$—	$145
Other Services:
Certain affiliates [1]	$33	$9	$7	$9	$38	$18	$13	$18

	June 30, 2022		December 31, 2021
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	$23	$61	$14	$44

1"Certain affiliates" includes entities that are associated with various board members and executives and require approval by the Board prior to completing transactions. Transactions with these entities generally include freight services, facility and equipment leases, equipment sales, and other services.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Financial Information by Segment and Geography
Segment Information

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2022	2021	2022	2021
Revenue:	(In thousands)
Truckload	$1,188,809	$985,858	$2,269,340	$1,948,805
LTL	283,847	—	538,972	—
Logistics	248,662	166,737	530,701	285,624
Intermodal	132,871	115,378	242,093	222,444
Subtotal	$1,854,189	$1,267,973	$3,581,106	$2,456,873
Non-reportable segments	128,112	66,795	245,751	117,464
Intersegment eliminations	(21,170)	(19,067)	(38,737)	(35,622)
Total revenue	$1,961,131	$1,315,701	$3,788,120	$2,538,715

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2022	2021	2022	2021
Operating income (loss):	(In thousands)
Truckload	$206,296	$168,457	$411,413	$326,940
LTL	43,767	—	70,144	—
Logistics	43,749	14,356	83,350	21,933
Intermodal	14,172	5,812	29,342	9,269
Subtotal	$307,984	$188,625	$594,249	$358,142
Non-reportable segments	17,794	2,490	29,615	(4,768)
Operating income	$325,778	$191,115	$623,864	$353,374

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2022	2021	2022	2021
Depreciation and amortization of property and equipment:	(In thousands)
Truckload	$112,719	$105,206	$223,068	$207,091
LTL	15,321	—	30,581	—
Logistics	546	289	1,142	497
Intermodal	4,236	3,940	8,100	7,758
Subtotal	$132,822	$109,435	$262,891	$215,346
Non-reportable segments	14,660	14,171	29,635	28,175
Depreciation and amortization of property and equipment	$147,482	$123,606	$292,526	$243,521

Geographical Information
In the aggregate, total revenue from the Company's international operations was less than 5.0% of consolidated total revenue for the quarter and year-to-date periods ended June 30, 2022 and 2021. Additionally, long-lived assets on the Company's international subsidiary balance sheets were less than 5.0% of consolidated total assets as of June 30, 2022 and December 31, 2021.

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
In this Quarterly Report, forward-looking statements include, but are not limited to, statements we make concerning:
•the ability of our infrastructure to support future growth, whether we grow organically or through potential acquisitions,
•the future impact of acquisitions, including achievement of anticipated synergies and the anticipated risks regarding our acquisitions of ACT and MME,
•the future performance of our LTL business, including revenue and margins,
•the flexibility of our model to adapt to market conditions,
•our ability to recruit and retain qualified driving associates,
•future safety performance,
•future performance of our segments or businesses,
•our ability to gain market share,
•the ability, desire, and effects of expanding our logistics, brokerage, LTL, and intermodal operations, whether organically or inorganically,
•future equipment prices, our equipment purchasing or leasing plans (including containers in our Intermodal segment), and our equipment turnover (including expected tractor trade-ins),
•our ability to sublease equipment to independent contractors,
•the impact of pending legal proceedings,
•future insurance claims, coverage, coverage limits, premiums, and retention limits,
•the expected freight environment, including freight demand, capacity, and volumes,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, and US Gross Domestic Product ("GDP") changes,
•future pricing terms from vendors and suppliers,
•expected liquidity and methods for achieving sufficient liquidity,
•future fuel prices and the expected impact of fuel efficiency initiatives,
•future expenses and cost structure and our ability to control costs,
•future operating profitability and margin,
•future third-party service provider relationships and availability,
•future contracted pay rates with independent contractors and compensation arrangements with driving associates,

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Executive Summary
Company Overview
Knight-Swift Transportation Holdings Inc. is one of North America's largest and most diversified freight transportation companies, providing multiple full truckload, LTL, intermodal, and other complementary services. Our objective is to operate our business with industry-leading margins and continued organic growth and growth through acquisitions while providing safe, high-quality, cost-effective solutions for our customers. Knight-Swift uses a nationwide network of business units and terminals in the US and Mexico to serve customers throughout North America. In addition to operating the country's largest truckload fleet, Knight-Swift also contracts with third-party equipment providers to provide a broad range of transportation services to our customers while creating quality driving jobs for our driving associates and successful business opportunities for independent contractors. Our four reportable segments are Truckload, LTL, Logistics, and Intermodal. Additionally, we have various non-reportable segments.
Key Financial Highlights — First Half of 2022
During the first half of 2022, each reportable segment achieved meaningful revenue growth while improving margins, leading to consolidated revenue growth of 42.5%, excluding truckload and LTL fuel surcharge. Consolidated operating income improved 76.5% to $623.9 million in the first half of 2022, as compared to the same period last year. Net income attributable to Knight-Swift increased by 51.4% to $427.8 million.
•Truckload — 81.9% operating ratio during the first half of 2022. The Adjusted Operating Ratio1 improved by 270 basis points to 78.6% for the first half of 2022, supported by a 9.6% increase in revenue, excluding fuel surcharge and intersegment transactions, compared to the same period last year.
•LTL — 87.0% operating ratio during the first half of 2022. Yield remains strong and we continue to capture both revenue and cost synergies, leading to an 82.2% Adjusted Operating Ratio1.
•Logistics — 84.3% operating ratio during the first half of 2022. The Adjusted Operating Ratio1 was 84.1%, with operating income improvement of 280.0%. Load count grew by 60.9%, leading to an 89.8% increase in revenue, excluding intersegment transactions.
•Intermodal — 87.9% operating ratio during the first half of 2022, a 790 basis point improvement compared to this time last year, leading to a 216.6% increase in operating income with revenue growth of 8.9%, excluding intersegment transactions.
•Non-reportable Segments — Revenue growth of 109.2% was supported by the activities within our operating segments of insurance, equipment maintenance, equipment leasing, and warehousing, leading to a $34.4 million improvement in operating income during the first half of 2022, compared to the same period last year.
•Embark — The value of our 2021 initial investment in Embark declined, resulting in an unrealized loss that negatively impacted earnings per diluted share and Adjusted EPS1 by $0.23 during the first half of 2022.
•Liquidity and Capital — During the first half of 2022, we generated $720.0 million in operating cash flows. Our Free Cash Flow1 was $528.7 million. We paid down $38.8 million in long-term debt, $27.6 million in finance lease liabilities, and $19.8 million in cash on our operating lease liabilities. We also repurchased $299.9 million worth of our shares and issued $39.7 million in dividends to our stockholders. Gain on sale of revenue equipment increased to $57.8 million in the first half of 2022, compared to $25.6 million in the first half of 2021.
We ended the first half of 2022 with $198.0 million in unrestricted cash and cash equivalents, $129.0 million outstanding on the 2021 Revolver, $1.2 billion face value outstanding on the 2021 Term Loans, and $6.6 billion of stockholders' equity. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.
________
1Refer to "Non-GAAP Financial Measures" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Data and Operating Metrics

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2022	2021	2022	2021
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,961,131	$1,315,701	$3,788,120	$2,538,715
Revenue, excluding truckload and LTL fuel surcharge	$1,694,531	$1,212,872	$3,342,409	$2,345,977
Net income attributable to Knight-Swift	$219,492	$152,804	$427,829	$282,594
Earnings per diluted share	$1.35	$0.92	$2.60	$1.69
Operating ratio	83.4%	85.5%	83.5%	86.1%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$230,189	$162,998	$455,052	$302,431
Adjusted EPS [1]	$1.41	$0.98	$2.76	$1.81
Adjusted Operating Ratio [1]	79.9%	83.1%	80.3%	83.8%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	18,055	18,034	18,010	18,129
Average trailers [3]	73,010	60,858	72,111	60,382
LTL
Average tractors [4]	3,129	N/A	3,110	N/A
Average trailers [5]	8,402	N/A	8,352	N/A
Intermodal
Average tractors	623	611	603	605
Average containers	11,491	10,842	11,259	10,844
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.7 years and 2.4 years as of June 30, 2022 and 2021, respectively.
3Second quarter 2022 includes 6,014 trailers related to leasing activities recorded within our non-reportable operating segments. Second quarter 2021 does not include 5,201 trailers related to leasing activities recorded within our non-reportable operating segments. Our trailer fleet within the Truckload segment had a weighted average age of 8.6 years and 8.3 years as of June 30, 2022 and 2021, respectively.
The year-to-date period ending June 30, 2022 includes 6,783 trailers related to leasing activities recorded within our non-reportable operating segments. The year-to-date period ending June 30, 2021 does not include 5,481 trailers related to leasing activities recorded within our non-reportable operating segments.
4Our LTL tractor fleet had a weighted average age of 4.6 years as of June 30, 2022, and includes 700 and 698 tractors from ACT's and MME's dedicated and other businesses for the quarter and year-to-date periods ended June 30, 2022.
5Our LTL trailer fleet had a weighted average age of 8.0 years as of June 30, 2022, and includes 962 and 935 trailers from ACT's and MME's dedicated and other businesses for the quarter and year-to-date periods ended June 30, 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Outlook
The national unemployment rate remained at 3.6%1 from March 31, 2022 to June 30, 2022, as compared to 5.9%1 as of June 30, 2021. The US gross domestic product, which is the broadest measure of goods and services produced across the economy, decreased by 0.9%2 on a year-over-year basis, per preliminary third-party forecasts. The decrease, compared to 2021, reflected decreases in private inventory investment, residential fixed investment, federal government spending, state and local government spending, and nonresidential fixed investment that were partly offset by increases in exports and personal consumption expenditures. Early estimates of the second quarter 2022 US employment cost index indicate a year-over-year increase of 5.1%1 and a sequential increase of 1.3%1.
The freight market outlook for the second half of 2022 includes the following:
•Overall consumer demand moderates
•Continued decline in non-contract opportunities
•Less visibility on peak season surge
•Strong demand for trailer pools continues
•Depressed spot rates combined with higher fuel, maintenance, and equipment costs disincentivize new entrants and pressure highly leveraged carriers
•LTL demand remains strong with increases in revenue per hundredweight remaining in the double digits year-over-year
•Sourcing and retaining drivers improves but remains challenging
•Inflationary pressure on equipment, maintenance, labor, and other cost items continues
•Used equipment market normalizes as the year progresses
Based on the above market factors, our Company outlook on the second half of 2022 includes the following:
•Rates inflect negatively year-over-year late in the third quarter and into the fourth quarter as the moderating spot market yields less non-contract opportunities
•Stable truck count with a modest sequential improvement in miles per tractor
•Year-over-year increases in LTL revenue with improved margins
•Increased Logistics load volumes offset by a reduced revenue per load with an operating ratio in the high 80s
•Intermodal margins to remain in the double digits with volumes improving year-over-year
•Continued growth in revenue and operating income within the non-reportable segments
•Inflationary pressure in most cost areas including maintenance, equipment, and non-driving labor
•Equipment gains to be approximately $20 – $25 million in total for the rest of the year
•Increased interest rates expected to negatively impact earnings in the back half of the year
•Net cash capital expenditures expected range of $550 – $600 million for the full year 2022, excluding potential acquisitions
•Approximate tax rate of 25% for the full year 2022
In addition to the above, we expect the Truckload segment will remain resilient and continue to operate efficiently and the Logistics segment will continue to provide value to our customers through our power-only and traditional brokerage service offerings. Our ACT and MME teams are working together to further build out a super-regional network that we expect will provide additional yield and revenue opportunities. The Intermodal segment continues to build out its network that aligns with our new rail partners. Our non-reportable segments are further expanding to complement our other service offerings.
We anticipate that depreciation and amortization expense will increase and rental expense will correspondingly decrease, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment in the remainder of 2022. With significant tightening in the insurance markets, we may also experience changes in premiums, retention limits, and excess coverage limits in the remainder of 2022. While fuel expense is generally offset by fuel surcharge revenue, our fuel expense, net of truckload and LTL fuel surcharge revenue, may increase in the future, particularly during periods of sharply rising fuel prices.
________
1Source: bls.gov
2Source: bea.gov

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Summary
Note: In accordance with the accounting treatment applicable to each of our 2021 acquisitions, Knight-Swift's reported results do not include the operating results of the acquired entities prior to the respective acquisition dates. Accordingly, comparisons between the Company's second quarter and first half 2022 results and prior periods may not be meaningful.
Operating Results: Second Quarter 2022 Compared to Second Quarter 2021
The $66.7 million increase in net income attributable to Knight-Swift to $219.5 million during the second quarter of 2022 from $152.8 million during the same period last year includes the following:
•Contributor — $37.8 million increase in operating income within our Truckload segment, driven by an 11.2% increase in revenue, excluding fuel surcharge and intersegment transactions.
•Contributor — $43.8 million of operating income from our LTL segment in the second quarter of 2022.
•Contributor — $29.4 million increase in operating income within our Logistics segment. Revenue, excluding intersegment transactions, increased by 52.5%, as we grew load count by 48.2% while increasing revenue per load by 2.9%.
•Contributor — $8.4 million improvement in operating income within our Intermodal segment, supported by revenue growth of 15.2%.
•Contributor — $15.3 million increase in operating income within the non-reportable segments, supported by revenue growth of $61.3 million from the insurance, equipment maintenance, equipment leasing, and warehousing operating segments.
•Offset — $42.4 million reduction in "Other (expenses) income, net," primarily driven by an unrealized loss from the mark-to-market adjustment of our investment in Embark in the second quarter of 2022 compared to a gain in the same quarter of last year.
•Offset — $20.3 million increase in consolidated income tax expense primarily due to an increase in income before income taxes. This resulted in an effective tax rate of 24.7% for the second quarter of 2022 and 25.3% for the second quarter of 2021.
Operating Results: First Half of 2022 Compared to First Half of 2021
The $145.2 million increase in net income attributable to Knight-Swift to $427.8 million during the first half of 2022 from $282.6 million during the same period last year includes the following:
•Contributor — $84.5 million increase in operating income within our Truckload segment, driven by a 9.6% increase in revenue, excluding fuel surcharge and intersegment transactions.
•Contributor — $70.1 million of operating income from our LTL segment in the first half of 2022.
•Contributor — $61.4 million increase in operating income within our Logistics segment. Revenue, excluding intersegment transactions, increased by 89.8%, as load volumes grew by 60.9% while revenue per load increased by 18.0%.
•Contributor — $20.1 million improvement in operating income within our Intermodal segment, supported by revenue growth, as revenue per load increased 37.8% and rail congestion and allocations reduced load counts by 21.0%.
•Contributor — $34.4 million increase in operating income within the non-reportable segments, supported by revenue growth of $128.3 million from the insurance, equipment maintenance, equipment leasing, and warehousing operating segments.
•Offset — $72.9 million reduction in "Other (expenses) income, net," primarily driven by an unrealized loss from the mark-to-market adjustment of our investment in Embark, compared to a gain in the first half of 2021.
•Offset — $44.2 million increase in consolidated income tax expense primarily due to an increase in income before income taxes. This resulted in an effective tax rate of 24.8% for the first half of 2022 and 25.5% for the first half of 2021.
Our results are further discussed in "Results of Operations — Consolidated Operating and Other Expenses".

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain non-reportable segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2022	2021	2022	2021
Revenue:	(In thousands)
Truckload	$1,188,809	$985,858	$2,269,340	$1,948,805
LTL	283,847	—	538,972	—
Logistics	248,662	166,737	530,701	285,624
Intermodal	132,871	115,378	242,093	222,444
Subtotal	$1,854,189	$1,267,973	$3,581,106	$2,456,873
Non-reportable segments	128,112	66,795	245,751	117,464
Intersegment eliminations	(21,170)	(19,067)	(38,737)	(35,622)
Total revenue	$1,961,131	$1,315,701	$3,788,120	$2,538,715

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2022	2021	2022	2021
Operating income (loss):	(In thousands)
Truckload	$206,296	$168,457	$411,413	$326,940
LTL	43,767	—	70,144	—
Logistics	43,749	14,356	83,350	21,933
Intermodal	14,172	5,812	29,342	9,269
Subtotal	$307,984	$188,625	$594,249	$358,142
Non-reportable segments	17,794	2,490	29,615	(4,768)
Operating income	$325,778	$191,115	$623,864	$353,374

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base with 13,342 irregular route and 4,713 dedicated tractors.
•Our LTL business, which was initially established in 2021 through the ACT and later the MME acquisition, provides our customers with regional LTL transportation service through our growing network of approximately 100 facilities and a door count of 4,300. Our LTL segment operates approximately 3,100 tractors and 8,400 trailers and also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We continue to offer power-only services through our Logistics segment leveraging our fleet of over 73,000 trailers.
•Our non-reportable segments include support services provided to our customers and third-party carriers including insurance, equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services. Our non-reportable segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and various acquisitions).
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
Expenses
Our most significant expenses typically vary with miles traveled and include fuel, driving associate-related expenses (such as wages and benefits), and services purchased from third-party service providers (including other trucking companies, railroad and drayage providers, and independent contractors). Maintenance and tire expenses, as well as the cost of insurance and claims generally vary with the miles we travel, but also have a controllable component based on safety performance, fleet age, operating efficiency, and other factors. Our primary fixed costs are depreciation and lease expense for revenue equipment and terminals, non-driver employee compensation, amortization of intangible assets, and interest expenses.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Operating Statistics
We measure our consolidated and segment results through the operating statistics listed in the table below. Our chief operating decision makers monitor the GAAP results of our reportable segments, supplemented by certain non-GAAP information. Refer to "Non-GAAP Financial Measures" for more details. Additionally, we use a number of primary indicators to monitor our revenue and expense performance and efficiency.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Truckload Segment
We generate revenue in the Truckload segment primarily through irregular route, dedicated, refrigerated, expedited, flatbed, and cross-border service operations across our brands. We operated 13,342 irregular route tractors and 4,713 dedicated route tractors in use during the quarter-to-date period ended June 30, 2022. Generally, we are paid a predetermined rate per mile or per load for our truckload services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Truckload segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
The most significant expenses in the Truckload segment are primarily variable and include fuel and fuel taxes, driving associate-related expenses (such as wages, benefits, training, and recruitment), and costs associated with independent contractors primarily included in "Purchased transportation" in the condensed consolidated statements of comprehensive income. Maintenance expense (which includes costs for replacement tires for our revenue equipment) and insurance and claims expenses have both fixed and variable components. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. The main fixed costs in the Truckload segment are depreciation and rent expense from tractors, trailers, and terminals, as well as compensating our non-driver employees.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$1,188,809	$985,858	$2,269,340	$1,948,805	20.6%		16.4%
Revenue, excluding fuel surcharge and intersegment transactions	$981,479	$882,560	$1,923,013	$1,755,374	11.2%		9.6%
GAAP: Operating income	$206,296	$168,457	$411,413	$326,940	22.5%		25.8%
Non-GAAP: Adjusted Operating Income [1]	$206,619	$168,781	$412,060	$327,588	22.4%		25.8%
Average revenue per tractor [2]	$54,361	$48,939	$106,775	$96,827	11.1%		10.3%
GAAP: Operating ratio [2]	82.6%	82.9%	81.9%	83.2%	(30	bps)	(130	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	78.9%	80.9%	78.6%	81.3%	(200	bps)	(270	bps)
Non-paid empty miles percentage [2]	14.6%	13.0%	14.4%	12.9%	160	bps	150	bps
Average length of haul (miles) [2]	392	408	393	410	(3.9%)		(4.1%)
Total miles per tractor [2]	19,542	20,913	38,460	41,841	(6.6%)		(8.1%)
Average tractors 2 3	18,055	18,034	18,010	18,129	0.1%		(0.7%)
Average trailers 2 4	73,010	60,858	72,111	60,382	20.0%		19.4%
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 16,172 and 16,144 average company-owned tractors for the second quarter of 2022 and 2021, respectively.
Includes 16,165 and 16,225 average company-owned tractors for year-to-date periods ended June 30, 2022 and 2021, respectively.
4    Second quarter 2022 includes 6,014 trailers related to leasing activities recorded within our non-reportable operating segments. Second quarter 2021 does not include 5,201 trailers related to leasing activities recorded within our non-reportable operating segments.
The year-to-date period ending June 30, 2022 includes 6,783 trailers related to leasing activities recorded within our non-reportable operating segments. The year-to-date period ending June 30, 2021 does not include 5,481 trailers related to leasing activities recorded within our non-reportable operating segments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2022 and 2021 — Our Truckload segment operated at a 78.9% Adjusted Operating Ratio, which improved by 200 basis points year-over-year. This, along with 11.2% growth in revenue, excluding fuel surcharge and intersegment transactions, led to a 22.4% improvement in Adjusted Operating Income.
Revenue per loaded mile, excluding fuel surcharge and intersegment transactions increased 21.2%. Miles per tractor decreased by 6.6%, which is an improvement from the year-over-year decrease of 9.6% for the first quarter of 2022. These factors ultimately led to an 11.1% increase in average revenue per tractor and improved margins.
We are making modest progress with seating our tractors, leading to improved utilization. We continue to add scale by increasing our trailer count which has grown to approximately 73,000 trailers as of the second quarter of 2022.
Comparison Between Year-to-Date June 30, 2022 and 2021 — Our Truckload segment operated at a 78.6% Adjusted Operating Ratio, which improved by 270 basis points when compared to the first half of 2021. This, along with 9.6% growth in revenue, excluding fuel surcharge and intersegment transactions, led to a 25.8% improvement in Adjusted Operating Income.
Revenue per loaded mile, excluding fuel surcharge and intersegment transactions increased 21.8% while miles per tractor decreased by 8.1%. These factors ultimately led to a 10.3% increase in average revenue per tractor and improved margins.
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

	Quarter-to-Date June 30,	Year-to-Date June 30,
	2022	2022
	(Dollars in thousands, except per tractor data)
Total revenue	$283,847	$538,972
Revenue, excluding fuel surcharge and intersegment transactions	$224,178	$438,853
GAAP: Operating income	$43,767	$70,144
Non-GAAP: Adjusted Operating Income [1]	$47,762	$78,084
GAAP: Operating ratio [2]	84.6%	87.0%
Non-GAAP: Adjusted Operating Ratio 1 2	78.7%	82.2%
LTL shipments per day [2]	19,657	19,220
LTL weight per shipment [2]	1,068	1,083
LTL average length of haul (miles) [2]	522	522
LTL revenue per shipment [2]	$191.30	$185.01
LTL revenue xFSR per shipment [2]	$151.64	$151.18
LTL revenue per hundredweight [2]	$17.91	$17.09
LTL revenue xFSR per hundredweight [2]	$14.20	$13.97
LTL average tractors 2 3	3,129	3,110
LTL average trailers 2 4	8,402	8,352
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Includes 700 and 698 tractors from ACT's and MME's dedicated and other businesses for the quarter and year-to-date periods ended June 30, 2022.
4Includes 962 and 935 trailers from ACT's and MME's dedicated and other businesses for the quarter and year-to-date periods ended June 30, 2022.
Our LTL segment made significant strides in improving margins, operating at a 78.7% Adjusted Operating Ratio during the second quarter of 2022. Revenue, excluding fuel surcharge, per hundredweight was $14.20, while revenue per shipment, excluding fuel surcharge was $151.64. The ACT and MME teams continue to achieve both customer and cost synergies as they connect their network of approximately 100 facilities and 4,300 doors.
Our LTL segment operated at an 82.2% Adjusted Operating Ratio during the first half of 2022. Revenue, excluding fuel surcharge, per hundredweight was $13.97, while revenue per shipment, excluding fuel surcharge was $151.18.
During the back half of this year we expect door capacity will grow by 300 doors across 9 new or expanded locations. We continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.

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

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$248,662	$166,737	$530,701	$285,624	49.1%		85.8%
Revenue, excluding intersegment transactions	$247,319	$162,167	$527,490	$277,889	52.5%		89.8%
GAAP: Operating income	$43,749	$14,356	$83,350	$21,933	204.7%		280.0%
Non-GAAP: Adjusted Operating Income 1 2	$44,083	$14,453	$84,018	$22,030	205.0%		281.4%
Revenue per load [2]	$2,257	$2,193	$2,471	$2,094	2.9%		18.0%
Gross margin percentage [2]	24.4%	15.7%	22.2%	15.2%	870	bps	700	bps
GAAP: Operating ratio [2]	82.4%	91.4%	84.3%	92.3%	(900	bps)	(800	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	82.2%	91.1%	84.1%	92.1%	(890	bps)	(800	bps)
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
Comparison Between the Quarters Ended June 30, 2022 and 2021 — Demand for our logistics service offering remains strong. We continue to leverage our fleet of approximately 73,000 trailers to support our power-only service offering. Logistics revenue, excluding intersegment transactions, increased 52.5% as we grew load count by 48.2% while increasing revenue per load by 2.9%. The Adjusted Operating Ratio improved to 82.2%, resulting in a 205.0% increase in Adjusted Operating Income. Logistics gross margin was 24.4% in the second quarter of 2022, compared to 15.7% in the second quarter of 2021.
Comparison Between Year-to-Date June 30, 2022 and 2021 — Logistics revenue, excluding intersegment transactions, increased 89.8% as we grew load count by 60.9% while increasing revenue per load by 18.0%. The Adjusted Operating Ratio improved to 84.1%, resulting in a 281.4% increase in Adjusted Operating Income. Logistics gross margin was 22.2% in the first half of 2022, compared to 15.2% in the first half of 2021.

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

	Quarter-to-Date June 30,		Year-to-Date June 30,			QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021		QTD 2021		YTD 2021
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$132,871	$115,378	$242,093	$222,444		15.2%		8.8%
Revenue, excluding intersegment transactions	$132,854	$115,294	$242,046	$222,265		15.2%		8.9%
GAAP: Operating income	$14,172	$5,812	$29,342	$9,269		143.8%		216.6%
Average revenue per load [1]	$3,642	$2,616	$3,560	$2,583		39.2%		37.8%
GAAP: Operating ratio [1]	89.3%	95.0%	87.9%	95.8%	(570	bps)	(790	bps)
Load count	36,474	44,073	67,989	86,041		(17.2%)		(21.0%)
Average tractors 1 2	623	611	603	605		2.0%		(0.3%)
Average containers [1]	11,491	10,842	11,259	10,844		6.0%		3.8%
1    Defined under "Operating Statistics," above.
2    Includes 558 and 555 company-owned tractors for the second quarter of 2022 and 2021, respectively.
Includes 546 and 549 company-owned tractors for the year-to-date periods ended June 30, 2022 and 2021, respectively.
Comparison Between the Quarters Ended June 30, 2022 and 2021 — Operating income increased by 143.8%, as operating ratio improved from 95.0% to 89.3%. We saw meaningful improvements in street and rail velocity in many corridors after volumes in the beginning of the quarter were negatively impacted by longer container and chassis dwell times, as well as inconsistent rail network speeds. These factors contributed to a 39.2% increase in revenue per load, partially offset by a 17.2% decrease in load count. Labor challenges within the rail network appear to be softening, leading to improved notification times and more consistency for our customers.
Network fluidity continues to be a rail market challenge. As a result of our new network and improved service offering, we expect load volumes to inflect positive year-over-year beginning in the third quarter as we grow by adding new customers and expanding with existing customers. To position Intermodal for continued growth, we increased our container count by over 600 during the first half of the year and we anticipate further growth during the second half. Intermodal continues to provide value to our customers and is complementary to the many services we offer.
Comparison Between Year-to-Date June 30, 2022 and 2021 — Operating income increased by 216.6%, as operating ratio improved from 95.8% to 87.9%. A 37.8% increase in revenue per load, partially offset by a 21.0% decrease in load count, led to an 8.9% increase in revenue, excluding intersegment transactions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-reportable Segments
Our non-reportable segments include support services provided to our customers and third-party carriers including insurance, equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services. Our non-reportable segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and $11.6 million in quarterly amortization of intangibles related to the 2017 Merger and various acquisitions).

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2022 vs.	YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021	YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Total revenue	$128,112	$66,795	$245,751	$117,464	91.8%	109.2%
Operating income (loss)	$17,794	$2,490	$29,615	$(4,768)	614.6%	721.1%
Strong demand for our insurance, equipment maintenance, equipment leasing, and warehousing services led to year-over-year operating income improvements of 614.6% for the second quarter and 721.1% for the first half of 2022. This was supported by year-over-year revenue growth of 91.8% for the second quarter and 109.2% for the first half of 2022. We expect continued growth and income improvement from these segments moving forward.

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
Note: In accordance with the accounting treatment applicable to each of our recent acquisitions, Knight-Swift's reported results do not include the comparative operating results of the acquired entities prior to the respective acquisition date. Accordingly, comparisons between the second quarter and first half 2022 results and prior periods may not be meaningful.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$549,956	$377,613	$1,086,012	$747,983	45.6%		45.2%
% of total revenue	28.0%	28.7%	28.7%	29.5%	(70	bps)	(80	bps)
% of revenue, excluding truckload and LTL fuel surcharge	32.5%	31.1%	32.5%	31.9%	140	bps	60	bps
Salaries, wages, and benefits expense is primarily affected by the total number of miles driven by and rates we pay to our company driving associates, and employee benefits including healthcare, workers' compensation, and other benefits. To a lesser extent, non-driver employee headcount, compensation, and benefits affect this expense. Driving associate wages represent the largest component of salaries, wages, and benefits expense.
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
•Comparison Between the Quarters Ended June 30, 2022 and 2021 — Consolidated salaries, wages, and benefits increased by $172.3 million for the second quarter of 2022, as compared to the second quarter of 2021. This increase includes $140.3 million from the second quarter 2022 results of ACT and MME. The remaining increase pertained to driving associate pay rates and non-driver salaries and wages, and a 6.0% increase in miles driven by company driving associates, excluding ACT and MME.
•Comparison Between Year-to-Date June 30, 2022 and 2021 — Consolidated salaries, wages, and benefits increased by $338.0 million for the first half of 2022, as compared to the first half of 2021. This increase includes $275.6 million from the first half of 2022 results of ACT and MME. The remaining increase pertained to driving associate pay rates, non-driver salaries and wages, higher benefit costs, and a 4.5% increase in miles driven by company driving associates, excluding ACT and MME.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Fuel	$257,146	$126,055	$447,635	$244,291	104.0%		83.2%
% of total revenue	13.1%	9.6%	11.8%	9.6%	350	bps	220	bps
% of revenue, excluding truckload and LTL fuel surcharge	15.2%	10.4%	13.4%	10.4%	480	bps	300	bps
Fuel expense consists primarily of diesel fuel expense for our company-owned tractors and fuel taxes. The primary factors affecting our fuel expense are the cost of diesel fuel, the fuel economy of our equipment, and the miles driven by company driving associates.
Our fuel surcharge programs help to offset increases in fuel prices, but apply only to loaded miles for our Truckload and LTL segments and typically do not offset non-paid empty miles, idle time, or out-of-route miles driven. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices. These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Truckload and LTL segments. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue. Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs. We continue to utilize our fuel efficiency initiatives such as trailer blades, idle-control, management of tractor speeds, fleet updates for more fuel-efficient engines, management of fuel procurement, and driving associate training programs that we believe contribute to controlling our fuel expense.
•Comparison Between Quarters Ended June 30, 2022 and 2021 — The $131.1 million increase in consolidated fuel expense for the second quarter, includes $36.0 million of fuel expense from ACT's and MME's second quarter 2022 results. The remaining year-over-year increase is attributable to higher average DOE fuel prices and an increase in total miles driven by company driving associates, excluding ACT and MME. Average DOE fuel prices were $5.53 per gallon for the second quarter of 2022 and $3.21 per gallon for the second quarter of 2021.
•Comparison Between Year-to-Date June 30, 2022 and 2021 — The $203.3 million increase in consolidated fuel expense for the first half of 2022, includes $63.0 million of fuel expense from ACT's and MME's first half 2022 results. The remaining year-over-year increase is attributable to higher average DOE fuel prices and the increase in total miles driven by company driving associates, excluding ACT and MME, discussed above. Average DOE fuel prices were $4.95 per gallon for the first half of 2022 and $3.06 per gallon for the first half of 2021.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$106,724	$71,313	$202,607	$139,383	49.7%		45.4%
% of total revenue	5.4%	5.4%	5.3%	5.5%	—	bps	(20	bps)
% of revenue, excluding truckload and LTL fuel surcharge	6.3%	5.9%	6.1%	5.9%	40	bps	20	bps
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
•Comparison Between the Quarters Ended June 30, 2022 and 2021 — The increase of $35.4 million for the second quarter of 2022 includes $13.4 million in operations and maintenance expense from ACT's and MME's second quarter 2022 results. The remaining increase was attributed to higher maintenance expenses due to inflation, higher port per diem expenses as we navigate a backlog of shipping containers at ports, and increased hiring expenses as we work to improve our seated truck count.
•Comparison Between Year-to-Date June 30, 2022 and 2021 — The increase of $63.2 million for the first half of 2022 includes $25.7 million in operations and maintenance expense from ACT's and MME's first half 2022 results. The remaining increase was attributed to the factors listed above.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$102,084	$58,776	$200,276	$114,419	73.7%		75.0%
% of total revenue	5.2%	4.5%	5.3%	4.5%	70	bps	80	bps
% of revenue, excluding truckload and LTL fuel surcharge	6.0%	4.8%	6.0%	4.9%	120	bps	110	bps
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
•Comparison Between the Quarters Ended June 30, 2022 and 2021 — Consolidated insurance and claims expense increased by $43.3 million for the second quarter of 2022, as compared to the second quarter of 2021. The increase was primarily due to an increase of insurance reserves incurred through our third-party carrier insurance program. The remaining increase is primarily due to the inclusion of $7.5 million of insurance and claims expense from ACT's and MME's second quarter 2022 results.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•Comparison Between Year-to-Date June 30, 2022 and 2021 — Consolidated insurance and claims expense increased by $85.9 million for the first half of 2022, as compared to the first half of 2021. The increase was primarily due to an increase of insurance reserves incurred through our third-party carrier insurance program. The remaining increase is primarily due to the inclusion of $16.6 million of insurance and claims expense from ACT's and MME's first half 2022 results.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$30,204	$21,717	$59,241	$43,765	39.1%		35.4%
% of total revenue	1.5%	1.7%	1.6%	1.7%	(20	bps)	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	1.8%	1.8%	1.8%	1.9%	—	bps	(10	bps)
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
The year-over-year increases in operating taxes and licenses expenses of $8.5 million for the second quarter of 2022 and $15.5 million for the first half of 2022 were primarily composed of ACT's and MME's 2022 results.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Communications	$5,744	$4,635	$11,614	$9,672	23.9%		20.1%
% of total revenue	0.3%	0.4%	0.3%	0.4%	(10	bps)	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	0.3%	0.4%	0.3%	0.4%	(10	bps)	(10	bps)
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
The year-over-year increases in communications expense of $1.1 million for the second quarter of 2022 and $1.9 million for the first half of 2022 were primarily composed of ACT's and MME's 2022 results.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$147,482	$123,606	$292,526	$243,521	19.3%		20.1%
% of total revenue	7.5%	9.4%	7.7%	9.6%	(190	bps)	(190	bps)
% of revenue, excluding truckload and LTL fuel surcharge	8.7%	10.2%	8.8%	10.4%	(150	bps)	(160	bps)
Depreciation relates primarily to our owned tractors, trailers, buildings, electronic logging devices, other communication units, and other similar assets. Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment, the relative percentage of owned versus leased equipment, and fluctuations in new equipment purchase prices. Depreciation can also be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment. Management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practices.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Consolidated depreciation and amortization of property and equipment increased by $23.9 million for the second quarter of 2022 and $49.0 million for the first half of 2022, as compared to the same periods last year. These increases include ACT's and MME's results of $15.3 million from the second quarter of 2022 and $30.6 million from the first half of 2022. The remaining increase was primarily related to an increase in owned versus leased equipment.
We expect consolidated depreciation and amortization of property and equipment to increase in total and as a percentage of consolidated revenue, excluding truckload and LTL fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in the remainder of 2022.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$16,215	$11,984	$32,381	$23,733	35.3%		36.4%
% of total revenue	0.8%	0.9%	0.9%	0.9%	(10	bps)	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.0%	1.0%	1.0%	1.0%	—	bps	—	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger and various acquisitions. See Note 3 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.
The increases of $4.2 million for the second quarter 2022 and $8.6 million for the first half of 2022, as compared to the same periods last year, were attributed to the ACT, MME, UTXL, and Eleos acquisitions during 2021.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$13,492	$13,399	$26,893	$30,263	0.7%		(11.1%)
% of total revenue	0.7%	1.0%	0.7%	1.2%	(30	bps)	(50	bps)
% of revenue, excluding truckload and LTL fuel surcharge	0.8%	1.1%	0.8%	1.3%	(30	bps)	(50	bps)
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.
•Comparison Between the Quarters Ended June 30, 2022 and 2021 — The quarter over quarter increase of $0.1 million includes $1.7 million of additional expense in 2022 from ACT's and MME's operating results. This was partially offset by a decrease in the number of leased units, excluding ACT's and MME's 2022 results.
•Comparison Between Year-to-Date June 30, 2022 and 2021 — The $3.4 million decrease in consolidated rental expenses for the first half of 2022, compared to the first half of 2021, is primarily due to an increase in our owned versus leased equipment. This was partially offset by $3.4 million of additional expense from ACT's and MME's operating results included during the first half of 2022.
We expect consolidated rental expense to continue to decrease both in total and as a percentage of consolidated revenue, excluding truckload and LTL fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases for the remainder of 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$384,910	$304,157	$771,356	$562,387	26.5%		37.2%
% of total revenue	19.6%	23.1%	20.4%	22.2%	(350	bps)	(180	bps)
% of revenue, excluding truckload and LTL fuel surcharge	22.7%	25.1%	23.1%	24.0%	(240	bps)	(90	bps)
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
Consolidated purchased transportation expense increased by $80.8 million for the second quarter of 2022 and $209.0 million for the first half of 2022, as compared to the same periods last year, primarily due to increased load volumes within our logistics business. Purchased transportation expense also includes ACT's and MME's results of $2.1 million for the second quarter of 2022 and $6.8 million for the first half of 2022.
We expect purchased transportation will increase as a percentage of revenue if we grow our logistics and intermodal businesses faster than our full truckload and LTL businesses. The increase could be partially offset if independent contractors exit the market due to regulatory changes.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2022 vs.	YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021	YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Impairments	$—	$—	$810	$—	—%	100.0%
In 2022, we incurred impairment charges associated with building improvements (within our non-reportable segments).

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2022 vs.	YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021	YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$21,396	$11,331	$32,905	$25,924	88.8%	26.9%
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
•Comparison Between the Quarters Ended June 30, 2022 and 2021 — The $10.1 million increase in net consolidated miscellaneous operating expenses is comprised of additional expense in the second quarter of 2022 from ACT's and MME's operating results.
•Comparison Between Year-to-Date June 30, 2022 and 2021 — The $7.0 million increase in net consolidated miscellaneous operating expenses includes $20.7 million of additional expense from ACT's and MME's operating results in the first half of 2022, a net increase in legal settlements expense of $3.1 million, and higher operating expenses associated with increased travel time and return to work programs. This was offset by a $30.8 million increase in gain on sales of equipment, excluding ACT and MME.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Consolidated Other Expenses (Income)

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2022 vs.	YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021	YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$9,345	$3,307	$16,025	$6,793	182.6%	135.9%
Other expenses (income), net	25,576	(16,840)	39,981	(32,945)	(251.9%)	(221.4%)
Income tax expense	72,090	51,783	141,264	97,112	39.2%	45.5%
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. Interest expense increased during the second quarter and first half of 2022 due to higher overall debt balances from the 2021 Debt Agreement which was entered into on September 3, 2021 and replaced the July 2021 Term Loan and 2017 Debt Agreement. Additional details regarding our debt are discussed in Note 6 in Part I, Item 1 of this Quarterly Report.
Other expenses (income), net — Other expenses (income), net is primarily comprised of losses and (gains) from our various equity investments, including our investment in Embark, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
•Comparison Between the Quarters Ended June 30, 2022 and 2021 — The $42.4 million unfavorable change in other expenses (income) net, is primarily driven by unrealized losses from the mark-to-market adjustment of our investment in Embark in the second quarter of 2022 compared to gains in the second quarter of 2021.
•Comparison Between Year-to-Date June 30, 2022 and 2021 — The $72.9 million unfavorable change in other expenses (income), net is primarily driven by unrealized losses from the mark-to-market adjustment of our investment in Embark in the first half of 2022 compared to gains in the first half of 2021.
Income tax expense — In addition to the discussion below, Note 4 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
•Comparison Between the Quarters Ended June 30, 2022 and 2021 — The $20.3 million increase in consolidated income tax expense was primarily due to an increase in income before income taxes. This resulted in an effective tax rate of 24.7% for the second quarter of 2022 compared to 25.3% for the second quarter of 2021.
•Comparison Between Year-to-Date June 30, 2022 and 2021 — The $44.2 million increase in consolidated income tax expense was primarily due to an increase in income before income taxes. This resulted in an effective tax rate of 24.8% for the first half of 2022 compared to 25.5% for the first half of 2021.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Financial Measures
The terms "Adjusted Net Income Attributable to Knight-Swift," "Adjusted EPS," "Adjusted Operating Income," "Adjusted Operating Ratio," and "Free Cash Flow," as we define them, are not presented in accordance with GAAP. These financial measures supplement our GAAP results in evaluating certain aspects of our business. We believe that using these measures improves comparability in analyzing our performance because they remove the impact of items from our operating results that, in our opinion, do not reflect our core operating performance. Management and the Board focus on Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, Adjusted Operating Income, and Adjusted Operating Ratio as key measures of our performance, all of which are reconciled to the most comparable GAAP financial measures and further discussed below. Management and the Board use Free Cash Flow as a key measure of our liquidity. Free Cash Flow does not represent residual cash flow available for discretionary expenditures. We believe our presentation of these non-GAAP financial measures is useful because it provides investors and securities analysts the same information that we use internally for purposes of assessing our core operating performance.
Adjusted Net Income Attributable to Knight-Swift, Adjusted EPS, Adjusted Operating Income, Adjusted Operating Ratio, and Free Cash Flow are not substitutes for their comparable GAAP financial measures, such as net income, cash flows from operating activities, operating income, or other measures prescribed by GAAP. There are limitations to using non-GAAP financial measures. Although we believe that they improve comparability in analyzing our period to period performance, they could limit comparability to other companies in our industry if those companies define these measures differently. Because of these limitations, our non-GAAP financial measures should not be considered measures of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.
Pursuant to the requirements of Regulation G, the following tables reconcile GAAP consolidated net income attributable to Knight-Swift to non-GAAP consolidated Adjusted Net Income attributable to Knight-Swift, GAAP consolidated earnings per diluted share to non-GAAP consolidated Adjusted EPS, GAAP consolidated operating ratio to non-GAAP consolidated Adjusted Operating Ratio, GAAP reportable segment operating income to non-GAAP reportable segment Adjusted Operating Income, GAAP reportable segment operating ratio to non-GAAP reportable segment Adjusted Operating Ratio, and GAAP cash flow from operations to non-GAAP Free Cash Flow.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2022	2021	2022	2021
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$219,492	$152,804	$427,829	$282,594
Adjusted for:
Income tax expense attributable to Knight-Swift	72,090	51,783	141,264	97,112
Income before income taxes attributable to Knight-Swift	291,582	204,587	569,093	379,706
Amortization of intangibles [1]	16,215	11,984	32,381	23,733
Impairments [2]	—	—	810	—
Legal accruals [3]	(2,000)	879	3,055	2,121
Transaction fees [4]	—	659	—	659
Adjusted income before income taxes	305,797	218,109	605,339	406,219
Provision for income tax expense at effective rate	(75,608)	(55,111)	(150,287)	(103,788)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$230,189	$162,998	$455,052	$302,431

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2022	2021	2022	2021
GAAP: Earnings per diluted share	$1.35	$0.92	$2.60	$1.69
Adjusted for:
Income tax expense attributable to Knight-Swift	0.44	0.31	0.86	0.58
Income before income taxes attributable to Knight-Swift	1.79	1.23	3.45	2.28
Amortization of intangibles [1]	0.10	0.07	0.20	0.14
Impairments [2]	—	—	—	—
Legal accruals [3]	(0.01)	0.01	0.02	0.01
Transaction fees [4]	—	—	—	—
Adjusted income before income taxes	1.87	1.31	3.67	2.44
Provision for income tax expense at effective rate	(0.46)	(0.33)	(0.91)	(0.62)
Non-GAAP: Adjusted EPS	$1.41	$0.98	$2.76	$1.81

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
3    "Legal accruals" are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect the following:
•During the second quarter of 2022, the Company decreased the estimated exposure related to an accrued legal matter previously identified as probable and estimable in prior periods based on a recent settlement agreement.
•2021 legal expense reflects costs related to certain class action lawsuits arising from employee and contract related matters.
4    "Transaction fees" consisted of legal and professional fees associated with the acquisitions of UTXL and ACT. The transaction fees are included within "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2022	2021	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,961,131	$1,315,701	$3,788,120	$2,538,715
Total operating expenses	(1,635,353)	(1,124,586)	(3,164,256)	(2,185,341)
Operating income	$325,778	$191,115	$623,864	$353,374
Operating ratio	83.4%	85.5%	83.5%	86.1%

Non-GAAP Presentation
Total revenue	$1,961,131	$1,315,701	$3,788,120	$2,538,715
Truckload and LTL fuel surcharge	(266,600)	(102,829)	(445,711)	(192,738)
Revenue, excluding truckload and LTL fuel surcharge	1,694,531	1,212,872	3,342,409	2,345,977

Total operating expenses	1,635,353	1,124,586	3,164,256	2,185,341
Adjusted for:
Truckload and LTL fuel surcharge	(266,600)	(102,829)	(445,711)	(192,738)
Amortization of intangibles [1]	(16,215)	(11,984)	(32,381)	(23,733)
Impairments [2]	—	—	(810)	—
Legal accruals [3]	2,000	(879)	(3,055)	(2,121)
Transaction fees [4]	—	(659)	—	(659)
Adjusted Operating Expenses	1,354,538	1,008,235	2,682,299	1,966,090
Adjusted Operating Income	$339,993	$204,637	$660,110	$379,887
Adjusted Operating Ratio	79.9%	83.1%	80.3%	83.8%
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Truckload Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2022	2021	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,188,809	$985,858	$2,269,340	$1,948,805
Total operating expenses	(982,513)	(817,401)	(1,857,927)	(1,621,865)
Operating income	$206,296	$168,457	$411,413	$326,940
Operating ratio	82.6%	82.9%	81.9%	83.2%

Non-GAAP Presentation
Total revenue	$1,188,809	$985,858	$2,269,340	$1,948,805
Fuel surcharge	(206,931)	(102,829)	(345,592)	(192,738)
Intersegment transactions	(399)	(469)	(735)	(693)
Revenue, excluding fuel surcharge and intersegment transactions	981,479	882,560	1,923,013	1,755,374

Total operating expenses	982,513	817,401	1,857,927	1,621,865
Adjusted for:
Fuel surcharge	(206,931)	(102,829)	(345,592)	(192,738)
Intersegment transactions	(399)	(469)	(735)	(693)
Amortization of intangibles [1]	(323)	(324)	(647)	(648)
Adjusted Operating Expenses	774,860	713,779	1,510,953	1,427,786
Adjusted Operating Income	$206,619	$168,781	$412,060	$327,588
Adjusted Operating Ratio	78.9%	80.9%	78.6%	81.3%
1    "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in historical Knight acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	Quarter-to-Date June 30, 2022	Year-to-Date June 30, 2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$283,847	$538,972
Total operating expenses	(240,080)	(468,828)
Operating income	$43,767	$70,144
Operating ratio	84.6%	87.0%

Non-GAAP Presentation
Total revenue	$283,847	$538,972
Fuel surcharge	(59,669)	(100,119)
Revenue, excluding fuel surcharge and intersegment transactions	224,178	438,853

Total operating expenses	240,080	468,828
Adjusted for:
Fuel surcharge	(59,669)	(100,119)
Amortization of intangibles [1]	(3,995)	(7,940)
Adjusted Operating Expenses	176,416	360,769
Adjusted Operating Income	$47,762	$78,084
Adjusted Operating Ratio	78.7%	82.2%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT and MME acquisitions.
Logistics Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2022	2021	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$248,662	$166,737	$530,701	$285,624
Total operating expenses	(204,913)	(152,381)	(447,351)	(263,691)
Operating income	$43,749	$14,356	$83,350	$21,933
Operating ratio	82.4%	91.4%	84.3%	92.3%

Non-GAAP Presentation
Total revenue	$248,662	$166,737	$530,701	$285,624
Intersegment transactions	(1,343)	(4,570)	(3,211)	(7,735)
Revenue, excluding intersegment transactions	247,319	162,167	527,490	277,889

Total operating expenses	204,913	152,381	447,351	263,691
Adjusted for:
Intersegment transactions	(1,343)	(4,570)	(3,211)	(7,735)
Amortization of intangibles [1]	(334)	(97)	(668)	(97)
Adjusted Operating Expenses	203,236	147,714	443,472	255,859
Adjusted Operating Income	$44,083	$14,453	$84,018	$22,030
Adjusted Operating Ratio	82.2%	91.1%	84.1%	92.1%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the UTXL acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2022	2021	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$132,871	$115,378	$242,093	$222,444
Total operating expenses	(118,699)	(109,566)	(212,751)	(213,175)
Operating income	$14,172	$5,812	$29,342	$9,269
Operating ratio	89.3%	95.0%	87.9%	95.8%

Non-GAAP Presentation
Total revenue	$132,871	$115,378	$242,093	$222,444
Intersegment transactions	(17)	(84)	(47)	(179)
Revenue, excluding intersegment transactions	132,854	115,294	242,046	222,265

Total operating expenses	118,699	109,566	212,751	213,175
Adjusted for:
Intersegment transactions	(17)	(84)	(47)	(179)
Adjusted Operating Expenses	118,682	109,482	212,704	212,996
Adjusted Operating Income	$14,172	$5,812	$29,342	$9,269
Adjusted Operating Ratio	89.3%	95.0%	87.9%	95.8%
Non-GAAP Reconciliation: Free Cash Flow

Year-to-Date June 30, 2022

GAAP: Cash flows from operations	$719,984
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	104,239
Purchases of property and equipment	(295,522)
Non-GAAP: Free Cash Flow	$528,701

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	June 30, 2022
(In thousands)
Cash and cash equivalents, excluding restricted cash	$198,021
Availability under 2021 Revolver, due September 2026 [1]	871,985
Availability under 2021 RSA, due April 2024 [2]	55,700
Availability under 2021 Prudential Notes, issuance ending October 2023 [3]	87,857
Total unrestricted liquidity	$1,213,563
Cash and cash equivalents – restricted [4]	115,319
Restricted investments, held-to-maturity, amortized cost [4]	7,856
Total liquidity, including restricted cash and restricted investments	$1,336,738

1    As of June 30, 2022, we had $129.0 million in borrowings under our $1.1 billion 2021 Revolver. We additionally had $99.0 million in outstanding letters of credit (discussed below), leaving $872.0 million available under the Revolver.
2    Based on eligible receivables at June 30, 2022, our borrowing base for the 2021 RSA was $400.0 million, while outstanding borrowings were $279.0 million. We additionally had $65.3 million in outstanding letters of credit (discussed below), leaving $55.7 million available under the 2021 RSA. Refer to Note 5 in Part I, Item 1 of this Quarterly Report for more information regarding the 2021 RSA.
3    As of June 30, 2022, we had $37.1 million outstanding principal on our shelf notes issued under our $125.0 million 2021 Prudential Notes, leaving $87.9 million available for issuance under the 2021 Prudential Notes.
4    Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $111.4 million, included in "Cash and cash equivalents – restricted" on the condensed consolidated balance sheet and held by Mohave and Red Rock for claims payments. The remaining $3.9 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet, expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We expect net cash capital expenditures, will be in the range of $550.0 – $600.0 million for full-year 2022. This range excludes cash outlays for potential acquisitions. We believe we have ample flexibility in our trade cycle and purchase agreements to alter our current plans if economic and other conditions warrant.

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
Principal and Interest Payments — As of June 30, 2022, we had debt, accounts receivable securitization, and finance lease obligations of $2.0 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
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
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, common stock prices, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. As of June 30, 2022, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan. Additional details regarding our share repurchase plans are discussed in Note 10 in Part I, Item 1 of this Quarterly Report.
Working Capital
We had a working capital surplus of $369.6 million as of June 30, 2022 and $339.5 million as of December 31, 2021.
________
1Refer to "Non-GAAP Financial Measures."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Material Debt Agreements
As of June 30, 2022, we had $2.0 billion in material debt obligations at the following carrying values:
•$169.9 million: 2021 Term Loan A-1, due December 2022, net of $0.1 million in deferred loan costs
•$199.7 million: 2021 Term Loan A-2, due September 2024, net of $0.3 million in deferred loan costs
•$798.5 million: 2021 Term Loan A-3, due September 2026, net of $1.5 million in deferred loan costs
•$278.6 million: 2021 RSA outstanding borrowings, net of $0.4 million in deferred loan costs
•$380.5 million: Finance lease obligations
•$129.0 million: 2021 Revolver, due September 2026
•$43.2 million: Other, net of $0.1 million in deferred loan costs
As of December 31, 2021, we had $2.1 billion in material debt obligations at the following carrying values:
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
•$260.0 million: 2021 Revolver, due September 2026
•$52.3 million: Other, net of $0.1 million in deferred loan costs

Cash Flow Analysis

	Year-to-Date June 30,		Change
	2022	2021
	(In thousands)
Net cash provided by operating activities	$719,984	$459,504	$260,480
Net cash used in investing activities	(204,306)	(196,916)	(7,390)
Net cash used in financing activities	(552,361)	(227,798)	(324,563)
Net Cash Provided by Operating Activities
Comparison Between Year-to-Date June 30, 2022 and 2021 — The $260.5 million increase in net cash provided by operating activities was primarily due to a $270.5 million increase in operating income, including the operating results of ACT and MME for the first half of 2022. This was partially offset by a $21.5 million increase in income tax payments. The remaining difference is attributed to various changes in working capital. Note: Factors affecting the increase in operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."
Net Cash Used in Investing Activities
Comparison Between Year-to-Date June 30, 2022 and 2021 — The $7.4 million increase in net cash used in investing activities was primarily due to a $70.8 million increase in net cash capital expenditures, including the first half 2022 investing activities of ACT and MME, and was partially offset by a $62.0 million decrease in net cash invested in acquisitions.
Net Cash Used in Financing Activities
Comparison Between Year-to-Date June 30, 2022 and 2021 — Net cash used in financing activities increased by $324.6 million, primarily due to a $246.3 million increase in repurchases of our common stock and a $65.0 million decrease in net borrowings under our accounts receivable securitization.

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

Inflation
Most of our operating expenses are inflation-sensitive, with inflation generally leading to increased costs of operations. Price increases in manufacturer revenue equipment have impacted the cost for us to acquire new equipment. Cost increases have also impacted the cost of parts for equipment repairs and maintenance. The qualified driver shortage experienced by the trucking industry overall has had the effect of increasing compensation paid to our driving associates. We have also experienced inflation in insurance and claims cost related to health insurance and claims, as well as auto liability insurance and claims. Prolonged periods of inflation could cause interest rates, fuel, wages, and other costs to increase as well. Any of these factors could adversely affect our results of operations unless freight rates correspondingly increase.

Recently Issued Accounting Pronouncements
See Note 2 in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2021 Debt Agreement and 2021 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 2.6% as of June 30, 2022) and fixed rate equipment lease financing. Assuming the level of borrowings as of June 30, 2022, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $16.2 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US increased to $5.53 for the second quarter of 2022 from an average of $3.21 in the second quarter of 2021. The weekly average diesel price per gallon in the US increased to $4.95 for year-to-date June 30, 2022 from an average of $3.06 for year-to-date June 30, 2022. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 9 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended June 30, 2022, and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2021 Annual Report in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
	(in thousands, except per share data)
April 1, 2022 to April 30, 2022	202	$50.09	202	$345,001
May 1, 2022 to May 31, 2022	2,083	$47.12	2,083	$246,867
June 1, 2022 to June 30, 2022	993	$47.16	993	$200,041
Total	3,278	$47.31	3,278	$200,041

1On April 25, 2022, we announced that the Board had approved the $350.0 million 2022 Knight-Swift Share Repurchase Plan, replacing the 2020 Knight-Swift Share Repurchase Plan. There is no expiration date associated with the 2022 Knight-Swift Share Repurchase Plan. See Note 10 in Part I, Item 1 of this Quarterly Report regarding our share repurchase plans.

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	August 3, 2022	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	August 3, 2022	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant