Form 10-Q
period 2022-09-30
Knight-Swift Transportation Holdings Inc.
filed 2022-11-02
CIK 1492691

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
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were approximately 160,696,000 shares of the registrant's common stock outstanding as of October 26, 2022.

Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Table of Contents
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight Transportation, Inc. and its subsidiaries and Swift Transportation Company and its subsidiaries, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2017 Debt Agreement	The Company's unsecured credit agreement, entered into on September 29, 2017, as amended on October 2, 2020
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, consisting of the 2021 Revolver and 2021 Term Loans, which are defined below
2021 Prudential Notes	Third amended and restated note purchase and private shelf agreement, entered into on September 3, 2021 by ACT with unrelated financial entities
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, maturing on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2024
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2021 RSA	Fifth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on April 23, 2021 by Swift Receivables Company II, LLC with unrelated financial entities.
July 2021 Term Loan	The Company's term loan entered into on July 6, 2021
ACT	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
BSBY	Bloomberg Short-Term Bank Yield Index
DOE	United States Department of Energy
EPS	Earnings Per Share
Embark	Embark Technology Inc. and its related entities
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
LIBOR	London InterBank Offered Rate
NYSE	New York Stock Exchange
LTL	Less-than-truckload
MME	RAC MME Holdings, LLC. and its subsidiaries, MME, Inc., Midwest Motor Express, Inc., and Midnite Express Inc.
Quarterly Report	Quarterly Report on Form 10-Q
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate as administered by the Federal Reserve Bank of New York
US	The United States of America
UTXL	UTXL Enterprises, Inc.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$194,082	$261,001
Cash and cash equivalents – restricted	144,960	87,241
Restricted investments, held-to-maturity, amortized cost	7,827	5,866
Trade receivables, net of allowance for doubtful accounts of $22,210 and $21,663, respectively	944,060	911,336
Contract balance – revenue in transit	19,605	22,936
Prepaid expenses	93,292	90,507
Assets held for sale	16,318	8,166
Income tax receivable	15,100	909
Other current assets	39,103	26,318
Total current assets	1,474,347	1,414,280
Gross property and equipment	5,543,221	5,118,897
Less: accumulated depreciation and amortization	(1,867,896)	(1,563,533)
Property and equipment, net	3,675,325	3,555,364
Operating lease right-of-use-assets	160,920	147,540
Goodwill	3,518,589	3,515,135
Intangible assets, net	1,782,452	1,831,049
Other long-term assets	135,734	192,132
Total assets	$10,747,367	$10,655,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$229,555	$224,844
Accrued payroll and purchased transportation	200,871	217,084
Accrued liabilities	98,513	128,536
Claims accruals – current portion	271,111	206,607
Finance lease liabilities and long-term debt – current portion	76,684	262,423
Operating lease liabilities – current portion	35,618	35,322
Total current liabilities	912,352	1,074,816
Revolving line of credit	146,000	260,000
Long-term debt – less current portion	1,028,014	1,037,552
Finance lease liabilities – less current portion	348,594	256,166
Operating lease liabilities – less current portion	121,028	107,614
Accounts receivable securitization	278,649	278,483
Claims accruals – less current portion	208,055	210,714
Deferred tax liabilities	878,167	874,877
Other long-term liabilities	9,895	11,828
Total liabilities	3,930,754	4,112,050
Commitments and contingencies (Notes 3, 7, 8, and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 160,670 and 165,980 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	1,607	1,660
Accumulated other comprehensive loss	(2,554)	(563)
Additional paid-in capital	4,382,895	4,350,913
Retained earnings	2,424,469	2,181,142
Total Knight-Swift stockholders' equity	6,806,417	6,533,152
Noncontrolling interest	10,196	10,298
Total stockholders’ equity	6,816,613	6,543,450
Total liabilities and stockholders’ equity	$10,747,367	$10,655,500
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$1,649,982	$1,510,572	$4,992,391	$3,856,549
Truckload and LTL fuel surcharge	246,857	131,873	692,568	324,611
Total revenue	1,896,839	1,642,445	5,684,959	4,181,160
Operating expenses:
Salaries, wages, and benefits	559,849	500,673	1,645,861	1,248,656
Fuel	231,128	146,422	678,763	390,713
Operations and maintenance	115,918	86,951	318,525	226,334
Insurance and claims	116,493	73,757	316,769	188,176
Operating taxes and licenses	26,628	27,475	85,869	71,240
Communications	5,095	6,612	16,709	16,284
Depreciation and amortization of property and equipment	150,363	138,570	442,889	382,091
Amortization of intangibles	16,254	15,719	48,635	39,452
Rental expense	15,216	12,002	42,109	42,265
Purchased transportation	364,394	352,061	1,135,750	914,448
Impairments	—	—	810	—
Miscellaneous operating expenses	30,060	12,116	62,965	38,040
Total operating expenses	1,631,398	1,372,358	4,795,654	3,557,699
Operating income	265,441	270,087	889,305	623,461
Other (expenses) income:
Interest income	1,221	245	2,357	809
Interest expense	(14,679)	(7,179)	(30,704)	(13,972)
Other income (expenses), net	8,488	4,072	(31,493)	37,017
Total other (expenses) income, net	(4,970)	(2,862)	(59,840)	23,854
Income before income taxes	260,471	267,225	829,465	647,315
Income tax expense	65,679	61,059	206,943	158,171
Net income	194,792	206,166	622,522	489,144
Net loss (income) attributable to noncontrolling interest	3	12	102	(372)
Net income attributable to Knight-Swift	194,795	206,178	622,624	488,772
Other comprehensive income (loss)	243	(878)	(1,991)	(878)
Comprehensive income	$195,038	$205,300	$620,633	$487,894

Earnings per share:
Basic	$1.21	$1.24	$3.82	$2.95
Diluted	$1.21	$1.23	$3.80	$2.93

Dividends declared per share:	$0.12	$0.10	$0.36	$0.28

Weighted average shares outstanding:
Basic	160,665	165,966	162,785	165,823
Diluted	161,572	167,106	163,720	166,936
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$622,522	$489,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	491,524	421,543
Gain on sale of property and equipment	(73,373)	(47,700)
Impairments	810	—
Deferred income taxes	1,126	40,987
Non-cash lease expense	30,973	35,939
Loss (gain) on equity securities	51,033	(12,839)
Non-cash adjustment to fair value of convertible note	—	(12,631)
Other adjustments to reconcile net income to net cash provided by operating activities	32,545	30,211
Increase (decrease) in cash resulting from changes in:
Trade receivables	(44,043)	(152,482)
Income tax receivable	(14,191)	(43,462)
Accounts payable	14,259	34,255
Accrued liabilities and claims accrual	19,207	57,157
Operating lease liabilities	(30,755)	(37,357)
Other assets and liabilities	(2,442)	14,759
Net cash provided by operating activities	1,099,195	817,524
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	7,506	8,380
Purchases of held-to-maturity investments	(9,594)	(6,683)
Proceeds from sale of property and equipment, including assets held for sale	139,545	192,454
Purchases of property and equipment	(496,237)	(388,518)
Expenditures on assets held for sale	(499)	(1,367)
Net cash, restricted cash, and equivalents invested in acquisitions	(1,291)	(1,342,042)
Investment in convertible note	—	(25,000)
Other cash flows from investing activities	1,944	14,019
Net cash used in investing activities	(358,626)	(1,548,757)
Cash flows from financing activities:
Repayment of finance leases and long-term debt	(250,884)	(374,539)
Proceeds from long-term debt	—	1,200,000
Repayments on revolving lines of credit, net	(114,000)	90,000
Borrowings under accounts receivable securitization	—	80,000
Repayment of accounts receivable securitization	—	(15,000)
Proceeds from common stock issued	6,111	7,624
Repurchases of the Company's common stock	(299,941)	(53,661)
Dividends paid	(59,011)	(46,935)
Other cash flows from financing activities	(31,104)	(14,180)
Net cash (used in) provided by financing activities	(748,829)	873,309
Net (decrease) increase in cash, restricted cash, and equivalents	(8,260)	142,076
Cash, restricted cash, and equivalents at beginning of period	350,023	197,277
Cash, restricted cash, and equivalents at end of period	$341,763	$339,353

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Year-to-Date September 30,
	2022	2021
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,342	$11,683
Income taxes	234,260	160,281
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$4,264	$9,278
Transfers from property and equipment to assets held for sale	45,618	80,881
Noncontrolling interest associated with acquisition	—	10,281
Purchase price adjustment on acquisition	2,164	—
Contingent consideration associated with acquisitions and investments	1,717	5,000
Value of common stock issued for acquisition	—	10,000
Right-of-use assets obtained in exchange for operating lease liabilities	44,465	20,261
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	—	4,613
Property and equipment obtained in exchange for finance lease liabilities	141,374	114,803
Property and equipment obtained in exchange for finance lease liabilities reclassified from operating lease liabilities	6,462	42,298

Reconciliation of Cash, Restricted Cash, and Equivalents:	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$194,082	$261,001	$269,694	$156,699
Cash and cash equivalents – restricted [1]	144,960	87,241	68,019	39,328
Other long-term assets [1]	2,721	1,781	1,640	1,250
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$341,763	$350,023	$339,353	$197,277

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2021	165,980	$1,660	$4,350,913	$2,181,142	$(563)	$6,533,152	$10,298	$6,543,450
Common stock issued to employees	614	6	2,369			2,375		2,375
Common stock issued to the Board	18	—	873			873		873
Common stock issued under ESPP	59	1	2,862			2,863		2,863
Company shares repurchased	(6,001)	(60)		(299,881)		(299,941)		(299,941)
Shares withheld – RSU settlement				(20,504)		(20,504)		(20,504)
Employee stock-based compensation expense			25,878			25,878		25,878
Cash dividends paid and dividends accrued ($0.36 per share)				(58,912)		(58,912)		(58,912)
Net income attributable to Knight-Swift				622,624		622,624		622,624
Other comprehensive loss					(1,991)	(1,991)		(1,991)
Net income attributable to noncontrolling interest							(102)	(102)
Balances – September 30, 2022	160,670	$1,607	$4,382,895	$2,424,469	$(2,554)	$6,806,417	$10,196	$6,816,613

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2020	166,553	$1,665	$4,301,424	$1,566,759	$—	$5,869,848	$2,192	$5,872,040
Common stock issued to employees	475	6	5,020			5,026		5,026
Common stock issued to the Board	12	—	575			575		575
Common stock issued with ACT acquisition	219	2	9,998			10,000		10,000
Common stock issued under ESPP	47	—	2,023			2,023		2,023
Company shares repurchased	(1,303)	(13)		(53,648)		(53,661)		(53,661)
Shares withheld – RSU settlement				(8,079)		(8,079)		(8,079)
Employee stock-based compensation expense			25,854			25,854		25,854
Cash dividends paid and dividends accrued ($0.28 per share)				(46,820)		(46,820)		(46,820)
Net income attributable to Knight-Swift				488,772		488,772		488,772
Other comprehensive income					(878)	(878)		(878)
Investment in noncontrolling interest							10,281	10,281
Distribution to noncontrolling interest							(65)	(65)
Net income attributable to noncontrolling interest							372	372
Balances – September 30, 2021	166,003	$1,660	$4,344,894	$1,946,984	$(878)	$6,292,660	$12,780	$6,305,440
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) — Continued

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – June 30, 2022	160,639	$1,606	$4,372,916	$2,249,333	$(2,797)	$6,621,058	$10,199	$6,631,257
Common stock issued to employees	7	—	—			—		—
Common stock issued under ESPP	24	1	1,053			1,054		1,054
Shares withheld – RSU settlement				(188)		(188)		(188)
Employee stock-based compensation expense			8,926			8,926		8,926
Cash dividends paid and dividends accrued ($0.12 per share)				(19,471)		(19,471)		(19,471)
Net income attributable to Knight-Swift				194,795		194,795		194,795
Other comprehensive loss					243	243		243
Net income attributable to noncontrolling interest							(3)	(3)
Balances – September 30, 2022	160,670	$1,607	$4,382,895	$2,424,469	$(2,554)	$6,806,417	$10,196	$6,816,613

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – June 30, 2021	165,711	$1,657	$4,325,915	$1,757,689	$—	$6,085,261	$12,792	$6,098,053
Common stock issued to employees	57	1	1,629			1,630		1,630
Common stock issued with ACT acquisition	219	2	9,998			10,000		10,000
Common stock issued under ESPP	16	—	692			692		692
Shares withheld – RSU settlement				(132)		(132)		(132)
Employee stock-based compensation expense			6,660			6,660		6,660
Cash dividends paid and dividends accrued ($0.10 per share)				(16,751)		(16,751)		(16,751)
Net income attributable to Knight-Swift				206,178		206,178		206,178
Other comprehensive loss					(878)	(878)		(878)
Net income attributable to noncontrolling interest							(12)	(12)
Balances – September 30, 2021	166,003	$1,660	$4,344,894	$1,946,984	$(878)	$6,292,660	$12,780	$6,305,440

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the year-to-date period ended September 30, 2022, the Company operated an average of 18,072 tractors (comprised of 16,205 company tractors and 1,867 independent contractor tractors) and 73,476 trailers within the Truckload segment and leasing activities within the non-reportable segments. The LTL segment operated an average of 3,147 tractors and 8,392 trailers. Additionally, the Intermodal segment operated an average of 612 tractors and 11,552 intermodal containers. As of September 30, 2022, the Company's four reportable segments were Truckload, LTL, Logistics, and Intermodal.
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
Changes in Presentation
Beginning in the second quarter of 2022, the Company separately disclosed "Loss (gain) on equity securities" in the condensed consolidated statement of cash flows. Accordingly, the amounts presented in the Company's year-to-date September 30, 2021 condensed consolidated statement of cash flows were reclassified from "Other adjustments to reconcile net income to net cash provided by operating activities" to "Loss (gain) on equity securities" to align with the current year presentation.
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

Note 2 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
March 2022	ASU No. 2022-02: Financial Instruments – Credit Losses (ASC 326), Troubled Debt Restructurings and Vintage Disclosures	The amendments in this ASU require that a creditor incorporates troubled debt restructurings into the allowance for credit losses and disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases.	January 2023, Prospective	Currently under evaluation, but not expected to be material
June 2022	ASU No. 2022-03: Fair Value Measurements (ASC 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security, and not considered in measuring fair value.	January 2024, Prospective	No material impact

Note 3 — Acquisitions
Developments during the nine months ended September 30, 2022 related to the Company's 2021 acquisitions are discussed below.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
ACT
On July 5, 2021, the Company acquired 100% of Dothan, Alabama-based ACT. ACT is a leading LTL carrier that also offers dedicated contract carriage and ancillary services. The purchase price was allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price allocation was open for adjustments through the end of the measurement period, which closed one year from the July 5, 2021 acquisition date.
During the quarter ended September 30, 2022, the Company's condensed consolidated operating results included ACT's total revenue of $236.5 million and net income of $20.4 million. ACT's net income during the quarter ended September 30, 2022 included $3.5 million related to the amortization of intangible assets acquired in the ACT Acquisition.
During the year-to-date period ended September 30, 2022, the Company's condensed consolidated operating results included ACT's total revenue of $699.4 million and net income of $63.1 million. ACT's net income during the year-to-date period ended September 30, 2022 included $10.5 million related to the amortization of intangible assets acquired in the ACT Acquisition.
Pro Forma Information (Unaudited) — The following unaudited pro forma information combines the historical operations of the Company and ACT giving effect to the ACT Acquisition, and related transactions as if consummated on January 1, 2020.

	Quarter-to-Date September 30,	Year-to-Date September 30,
	2021	2021
	(in thousands, except per share data)
Total revenue	$1,642,445	$4,570,470
Net income attributable to Knight-Swift	202,883	507,168
Earnings per share – diluted	1.21	3.04

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
As of September 30, 2022, contingent consideration of $2.5 million associated with the transaction was included in "Accrued liabilities" in the Company's condensed consolidated balance sheets. The purchase price was allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price allocation was open for adjustments through the end of the measurement period, which closed one year from the June 1, 2021 acquisition date.

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
Asset Purchase Agreement
On October 3, 2022, the Company entered into an asset purchase agreement with a total purchase consideration of $30.0 million for the purchase of revenue equipment and certain intangibles.

Note 4 — Income Taxes
Effective Tax Rate — The quarter-to-date September 30, 2022 and September 30, 2021 effective tax rates were 25.2% and 22.8%, respectively. The year-to-date September 30, 2022 and September 30, 2021 effective tax rates were 24.9% and 24.4%, respectively.
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
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits were approximately $0.2 million and $0.1 million as of September 30, 2022 and December 31, 2021, respectively.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by Federal and various state jurisdictions for tax years ranging from 2014 to 2018. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2017 remain subject to examination.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Accounts Receivable Securitization
As of September 30, 2022, the Company's eligible receivables related to the 2021 RSA generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2021 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of September 30, 2022. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
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
2The 2021 RSA commitment fees rate are based on the percentage of the maximum borrowing capacity utilized.
3As identified within the 2021 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement for LIBOR.
Availability under the 2021 RSA is calculated as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Borrowing base, based on eligible receivables	$400,000	$400,000
Less: outstanding borrowings [1]	(279,000)	(279,000)
Less: outstanding letters of credit	(65,300)	(65,300)
Availability under accounts receivable securitization facilities	$55,700	$55,700

1Outstanding borrowings are included in "Accounts receivable securitization" in the condensed consolidated balance sheets and are offset by deferred loan costs of $0.4 million as of September 30, 2022 and $0.5 million as of December 31, 2021. Interest accrued on the aggregate principal balance at a rate of 3.4% and 0.9% as of September 30, 2022 and December 31, 2021, respectively.
Refer to Note 12 for information regarding the fair value of the 2021 RSA.
2022 RSA
On October 3, 2022, the Company entered into the Sixth Amendment to the Amended and Restated Receivables Sales Agreement ("2022 RSA"). The 2022 RSA, among other things, extends the maturity date to October 1, 2025, increases the maximum borrowing capacity to $475.0 million, and replaces LIBOR with SOFR.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 5, the Company's long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
2021 Term Loan A-1, due December 3, 2022, net 1 2	$—	$199,676
2021 Term Loan A-2, due September 3, 2024, net 1 2	199,659	199,607
2021 Term Loan A-3, due September 3, 2026, net 1 2	798,617	798,352
Prudential Notes, net [1]	38,964	47,265
Other	3,554	5,069
Total long-term debt, including current portion	1,040,794	1,249,969
Less: current portion of long-term debt	(12,780)	(212,417)
Long-term debt, less current portion	$1,028,014	$1,037,552

	September 30, 2022	December 31, 2021
	(In thousands)
Total long-term debt, including current portion	$1,040,794	$1,249,969
2021 Revolver, due September 3, 2026 1 3	146,000	260,000
Long-term debt, including revolving line of credit	$1,186,794	$1,509,969

1Refer to Note 12 for information regarding the fair value of debt.
2As of September 30, 2022, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.3 million and $1.4 million in deferred loan costs, respectively. As of December 31, 2021, the carrying amounts of the 2021 Term Loan A-1, 2021 Term Loan A-2, and 2021 Term Loan A-3 were net of $0.3 million, $0.4 million, and $1.6 million in deferred loan costs, respectively.
3The Company also had outstanding letters of credit of $29.2 million and $64.0 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the Company also had outstanding letters of credit of $94.8 million under a separate bilateral agreement which do not impact the availability of the 2021 Revolver.

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
1The interest rate margin for the 2021 Term Loans and 2021 Revolver is based on the Company's consolidated leverage ratio. As of September 30, 2022, interest accrued at 3.37% on the 2021 Term Loans and 3.40% on the 2021 Revolver.
2The commitment fee for the unused portion of the 2021 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of September 30, 2022, commitment fees on the unused portion of the 2021 Revolver accrued at 0.1% and outstanding letter of credit fees accrued at 1.0%.
Pursuant to the 2021 Debt Agreement, the 2021 Revolver and the 2021 Term Loans contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2021 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2021 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2021 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2021 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of September 30, 2022, the Company was in compliance with the covenants under the 2021 Debt Agreement.
Borrowings under the 2021 Debt Agreement are made by Knight-Swift Transportation Holdings Inc. and are guaranteed by certain of the Company's domestic subsidiaries (other than its captive insurance subsidiaries, driving academy subsidiary, and bankruptcy-remote special purpose subsidiary).
ACT's Prudential Notes — The 2021 Prudential Notes allow ACT to borrow up to $125.0 million, less amounts currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes have interest rates ranging from 4.05% to 4.40% and various maturity dates ranging from October 2023 through January 2028. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2021 Debt Agreement. As of September 30, 2022, ACT had $87.9 million available for issuance under the agreement.
Fair Value Measurement — See Note 12 for fair value disclosures regarding the Company's debt instruments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Defined Benefit Pension Plan
Net periodic pension income and benefits paid during the quarter-to-date and year-to-date periods ended September 30, 2022 were immaterial.
Assumptions
A weighted-average discount rate of 5.11% was used to determine benefit obligations as of September 30, 2022.
The following weighted-average assumptions were used to determine net periodic pension cost:

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2022	2021	2022	2021
Discount rate	4.33%	2.49%	3.13%	2.49%
Expected long-term rate of return on pension plan assets	6.00%	6.00%	6.00%	6.00%

Refer to Note 12 for additional information regarding fair value measurements of the Company's investments.

Note 8 — Purchase Commitments
As of September 30, 2022, the Company had outstanding commitments to purchase revenue equipment of $199.2 million in the remainder of 2022 ($158.2 million of which were tractor commitments), $297.4 million in 2023 ($236.1 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of finance leases, operating leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of September 30, 2022, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $40.0 million in the remainder of 2022, $21.4 million from 2023 through 2024, $1.8 million from 2025 through 2026, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $13.2 million, relating to the Company's outstanding legal proceedings as of September 30, 2022.
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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. In January 2020, the court granted final approval of the settlement. Two objectors appealed the court’s decision granting final approval of the settlement. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of September 30, 2022.

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
Recent Developments and Current Status
In January 2020, the court granted final approval of the settlement in this matter. In March 2020, the Company paid the settlement amount approved by the court. As of September 30, 2022, the Company has an accrual for anticipated costs associated with finalizing this matter.
1    Individually and on behalf of all others similarly situated.
Self Insurance
Effective March 1, 2022, ACT retains a $10.0 million self-insured retention per occurrence, as compared to the previous policy period, which included $2.0 million per occurrence with a $5.0 million annual corridor deductible subject to a $10.0 million three-year policy term aggregate cap. This was the only material change related to our self insurance policies during the year-to-date period ended September 30, 2022.

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
The following table presents the Company's repurchases of its common stock under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		Quarter-to-Date September 30, 2022		Year-to-Date September 30, 2022
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
		(shares and dollars in thousands)
November 24, 2020 [1]	$250,000	—	$—	2,821	$149,982
April 19, 2022 [1]	$350,000	—	$—	3,180	$149,959
		—	$—	6,001	$299,941
		Quarter-to-Date September 30, 2021		Year-to-Date September 30, 2021
November 24, 2020 [1]	$250,000	—	$—	1,303	$53,661

1    $200.0 million remained available under the 2022 Knight-Swift Repurchase Plan as of September 30, 2022. $192.8 million remained available under the 2020 Knight-Swift Share Repurchase Plan as of December 31, 2021.

Note 11 — Weighted Average Shares Outstanding
Earnings per share, basic and diluted, as presented in the condensed consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2022	2021	2022	2021
	(In thousands)
Basic weighted average common shares outstanding	160,665	165,966	162,785	165,823
Dilutive effect of equity awards	907	1,140	935	1,113
Diluted weighted average common shares outstanding	161,572	167,106	163,720	166,936
Anti-dilutive shares excluded from diluted earnings per share [1]	132	23	321	165
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		September 30, 2022		December 31, 2021
	Condensed Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments	Other long-term assets	$103,950	$103,950	$75,769	$75,769
Investments in equity securities	Other long-term assets	3,195	3,195	74,201	74,201
Convertible note	Other current assets	11,039	11,039	10,141	10,141

Financial Liabilities:
2021 Term Loan A-1, due December 2022 [1]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	$—	$—	$199,676	$200,000
2021 Term Loan A-2, due September, 2024 [1]	Long-term debt – less current portion	199,659	200,000	199,607	200,000
2021 Term Loan A-3, due September 2026 [1]	Long-term debt – less current portion	798,617	800,000	798,352	800,000
2021 Revolver, due September 2026	Revolving line of credit	146,000	146,000	260,000	260,000
2021 Prudential Notes [2]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	38,964	39,027	47,265	47,354
2021 RSA, due April 2024 [3]	Accounts receivable securitization	278,649	279,000	278,483	279,000
Contingent consideration	Accrued liabilities, Other long-term liabilities	4,217	4,217	13,100	13,100

1As of September 30, 2022, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.3 million and $1.4 million in deferred loan costs, respectively. As of December 31, 2021, the carrying amounts of the 2021 Term Loan A-1, 2021 Term Loan A-2, and 2021 Term Loan A-3 were net of $0.3 million, $0.4 million, and $1.6 million in deferred loan costs, respectively.
2As of September 30, 2022, the carrying amount of the 2021 Prudential Notes was net of $0.1 million in deferred loan costs and included $1.9 million in fair value adjustments. As of December 31, 2021, the carrying amount of the 2021 Prudential Notes was net of $0.1 million in deferred loan costs and included $2.4 million in fair value adjustments.
3The carrying amount of the 2021 RSA was net of $0.4 million and $0.5 million in deferred loan costs as of September 30, 2022 and December 31, 2021, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of assets measured on a recurring basis as of September 30, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Unrealized Gain (Loss) Position
	(In thousands)
As of September 30, 2022
Convertible notes [1]	$11,039	$—	$—	$11,039	$1,039
Investments in equity securities [2]	3,195	3,195	—	—	(49,391)

As of December 31, 2021
Convertible notes [1]	$10,141	$—	$—	$10,141	$141
Investments in equity securities [2]	74,201	74,201	—	—	14,456

1Convertible notes — The condensed consolidated statements of comprehensive income include the fair value activities from the Company's convertible notes within "Other (expenses) income, net". The estimated fair value is based on probability-weighted discounted cash flow analysis of the corresponding pay-off/redemption.
•Quarter-to-date Gain (Loss) Activities: During the quarter ended September 30, 2022, the Company recognized $0.3 million of unrealized gains associated with a $10.0 million face value convertible note entered into in November of 2021. During the quarter ended September 30, 2021, the Company recognized no gain on its convertible note with Embark. The Embark convertible note balance is excluded from the September 30, 2022 and December 31, 2021 convertible notes balances in the table above, as it was converted to an equity security in November of 2021.
•Year-to-date Gain (Loss) Activities: During the year-to-date period ended September 30, 2022, the Company recognized $0.9 million of unrealized gains associated with the $10.0 million face value convertible note, discussed above. During the year-to-date period ended September 30, 2021, the Company recognized an unrealized gain on its convertible note with Embark of $12.6 million.
2Investments in equity securities — The condensed consolidated statements of comprehensive income include the fair value activities from the Company's investments in equity securities within "Other (expenses) income, net". The estimated fair value is based on quoted prices in active markets that are readily and regularly obtainable.
•Quarter-to-date Gain (Loss) Activities: During the quarter ended September 30, 2022, the Company recognized a gain of $0.5 million, consisting of $7.0 million in realized gains from the Company's other investments in equity securities. This was partially offset by $6.5 million in unrealized losses, primarily from mark-to-market adjustments of the Company's equity investment in Embark.During the quarter ended September 30, 2021, the Company recognized a gain of $4.0 million from its other investments in equity securities, which consisted of $3.0 million in unrealized gains and $1.0 million in realized gains.
•Year-to-date Gain (Loss) Activities: During the year-to-date period ended September 30, 2022, the Company recognized a loss of $51.0 million, which consisted of $62.4 million in unrealized losses, primarily from mark-to-market adjustments of the Company's investment in Embark. This was partially offset by $11.4 million in realized gains from the Company's other investments in equity securities. During the year-to-date period ended September 30, 2021, the Company recognized an $12.8 million gain from its investments in equity securities, which consisted of $7.6 million in unrealized gains and $5.2 million in realized gains from its other equity investments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of September 30, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of September 30, 2022
Contingent consideration [1]	$4,217	$—	$—	$4,217	$—
As of December 31, 2021
Contingent consideration [1]	$13,100	$—	$—	$13,100	$—

1Contingent consideration is associated with acquisitions and investments. The Company did not recognize any gains (losses) during the quarter or year-to-date periods ended September 30, 2022 and 2021 related to the revaluation of these liabilities. Refer to Note 3 for information regarding material components of these liabilities.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of September 30, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of September 30, 2022
Buildings [1]	$—	$—	$—	$—	$(810)

As of December 31, 2021
Equipment [2]	$—	$—	$—	$—	$(299)

1    Reflects the non-cash impairment of building improvements (within the non-reportable segments).
2    Reflects the non-cash impairment of certain revenue equipment held for sale (within the non-reportable segments and the Truckload segment).
Nonrecurring Fair Value Measurements (Liabilities) — As of September 30, 2022 and December 31, 2021, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.
Gain on Sale of Revenue Equipment — Net gains on disposals, including disposals of property and equipment classified as assets held for sale, are reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income. The Company recorded net gains on disposals of:
•$15.6 million and $22.1 million for the quarter-to-date periods ended September 30, 2022 and 2021, respectively.
•$73.4 million and $47.7 million for the year-to-date periods ended September 30, 2022 and 2021, respectively.

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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of September 30, 2022
US equity funds	$11,234	$11,234	$—	$—
International equity funds	4,675	4,675	—	—
Fixed income funds	34,047	34,047	—	—
Cash and cash equivalents	1,031	1,031	—	—
Total pension plan assets	$50,987	$50,987	$—	$—

As of December 31, 2021
US equity funds	$14,877	$14,877	$—	$—
International equity funds	6,304	6,304	—	—
Fixed income funds	47,873	47,873	—	—
Cash and cash equivalents	1,413	1,413	—	—
Total pension plan assets	$70,467	$70,467	$—	$—

Note 13 — Related Party Transactions

	Quarter-to-Date September 30,				Year-to-Date September 30,
	2022		2021		2022		2021
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases:
Certain affiliates [1]	$—	$78	$—	$69	$—	$263	$—	$214
Other Services:
Certain affiliates [1]	$20	$9	$8	$9	$58	$27	$21	$27

	September 30, 2022		December 31, 2021
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	$11	$60	$14	$44

1"Certain affiliates" includes entities that are associated with various board members and executives and require approval by the Board prior to completing transactions. Transactions with these entities generally include freight services, facility and equipment leases, equipment sales, and other services.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Financial Information by Segment and Geography
Segment Information

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2022	2021	2022	2021
Revenue:	(In thousands)
Truckload	$1,160,735	$1,041,332	$3,430,075	$2,990,137
LTL	278,615	191,906	817,587	191,906
Logistics	210,673	226,338	741,374	511,962
Intermodal	130,777	112,801	372,870	335,245
Subtotal	$1,780,800	$1,572,377	$5,361,906	$4,029,250
Non-reportable segments	139,435	89,393	385,186	206,857
Intersegment eliminations	(23,396)	(19,325)	(62,133)	(54,947)
Total revenue	$1,896,839	$1,642,445	$5,684,959	$4,181,160

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2022	2021	2022	2021
Operating income:	(In thousands)
Truckload	$175,802	$206,543	$587,215	$533,483
LTL	30,859	17,469	101,003	17,469
Logistics	27,459	27,128	110,809	49,061
Intermodal	12,834	9,544	42,176	18,813
Subtotal	$246,954	$260,684	$841,203	$618,826
Non-reportable segments	18,487	9,403	48,102	4,635
Operating income	$265,441	$270,087	$889,305	$623,461

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2022	2021	2022	2021
Depreciation and amortization of property and equipment:	(In thousands)
Truckload	$114,946	$107,229	$338,014	$314,320
LTL	15,699	11,950	46,280	11,950
Logistics	566	355	1,708	852
Intermodal	4,324	3,942	12,424	11,700
Subtotal	$135,535	$123,476	$398,426	$338,822
Non-reportable segments	14,828	15,094	44,463	43,269
Depreciation and amortization of property and equipment	$150,363	$138,570	$442,889	$382,091

Geographical Information
In the aggregate, total revenue from the Company's international operations was less than 5.0% of consolidated total revenue for the quarter and year-to-date periods ended September 30, 2022 and 2021. Additionally, long-lived assets on the Company's international subsidiary balance sheets were less than 5.0% of consolidated total assets as of September 30, 2022 and December 31, 2021.

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
•the ability, desire, and effects of expanding our logistics, brokerage, LTL, and intermodal operations, whether organically or inorganically,
•future equipment prices and availability, our equipment purchasing or leasing plans (including containers in our Intermodal segment), and our equipment turnover (including expected tractor trade-ins),
•our ability to sublease equipment to independent contractors,
•the impact of pending legal proceedings,
•future insurance claims, coverage, coverage limits, premiums, and retention limits,
•the expected freight environment, including freight demand, capacity, and volumes,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, labor supply and relations, and US Gross Domestic Product ("GDP") changes,
•future pricing terms from vendors and suppliers,
•expected liquidity and methods for achieving sufficient liquidity,
•future fuel prices and the expected impact of fuel efficiency initiatives,
•future expenses, interest rates, and cost structure and our ability to control costs,
•future operating profitability and margin,
•future third-party service provider relationships and availability,
•future contracted pay rates with independent contractors and compensation arrangements with driving associates,

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
•future depreciation and amortization,
•expected tractor and trailer fleet age, fleet size, and demand for trailer fleet,
•future investment in and deployment of new or updated technology or services,
•political conditions and regulations, including trade regulation, quotas, duties, or tariffs, and any future changes to the foregoing,
•future purchased transportation expense, and
•others.
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
Key Financial Highlights — Year-to-Date September 30, 2022
During the year-to-date period ended September 30, 2022, margins improved across all of our reportable segments, supported by consolidated revenue growth of 29.5%, excluding truckload and LTL fuel surcharge. Consolidated operating income improved 42.6% to $889.3 million in the year-to-date period ended September 30, 2022, as compared to the same period last year. Net income attributable to Knight-Swift increased 27.4% to $622.6 million.
•Truckload — 82.9% operating ratio during year-to-date September 30, 2022. The Adjusted Operating Ratio1 improved by 40 basis points to 79.7% for year-to-date September 30, 2022, supported by a 7.5% increase in revenue, excluding fuel surcharge and intersegment transactions, compared to the same period last year.
•LTL — 87.6% operating ratio during year-to-date September 30, 2022. Yield remains strong and we continue to capture both revenue and cost synergies, leading to an 83.0% Adjusted Operating Ratio1.
•Logistics — 85.1% operating ratio during year-to-date September 30, 2022. The Adjusted Operating Ratio1 was 84.8%, with operating income improvement of 125.9%. Load count grew by 44.6%, leading to a 47.7% increase in revenue, excluding intersegment transactions.
•Intermodal — 88.7% operating ratio during year-to-date September 30, 2022, a 570 basis point improvement compared to this time last year, leading to a 124.2% increase in operating income with revenue growth of 11.3%, excluding intersegment transactions.
•Non-reportable Segments — Strong demand for our insurance offering, equipment maintenance, equipment leasing, and warehousing services led to a 937.8% improvement in operating income and revenue growth of 86.2%.
•Embark — The value of our 2021 initial investment in Embark declined, resulting in an unrealized loss that negatively impacted earnings per diluted share and Adjusted EPS1 by $0.24 during year-to-date September 30, 2022.
•Liquidity and Capital — During the year-to-date period ended September 30, 2022, we generated $1.1 billion in operating cash flows. Our Free Cash Flow1 was $742.5 million. We paid down $209.4 million in long-term debt, $114.0 million on our revolving line of credit, $41.5 million in finance lease liabilities, and $30.8 million in cash on our operating lease liabilities. We also repurchased $299.9 million worth of our shares and issued $59.0 million in dividends to our stockholders. Gain on sale of revenue equipment increased to $73.4 million in the year-to-date period ended September 30, 2022, compared to $47.7 million this time last year.
As of September 30, 2022 we had a balance of $194.1 million in unrestricted cash and cash equivalents, $146.0 million outstanding on the 2021 Revolver, $1.0 billion face value outstanding on the 2021 Term Loans, and $6.8 billion of stockholders' equity. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.
________
1Refer to "Non-GAAP Financial Measures" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Data and Operating Metrics

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2022	2021	2022	2021
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,896,839	$1,642,445	$5,684,959	$4,181,160
Revenue, excluding truckload and LTL fuel surcharge	$1,649,982	$1,510,572	$4,992,391	$3,856,549
Net income attributable to Knight-Swift	$194,795	$206,178	$622,624	$488,772
Earnings per diluted share	$1.21	$1.23	$3.80	$2.93
Operating ratio	86.0%	83.6%	84.4%	85.1%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$204,967	$217,080	$660,019	$519,511
Adjusted EPS [1]	$1.27	$1.30	$4.03	$3.11
Adjusted Operating Ratio [1]	83.1%	81.3%	81.2%	82.8%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	18,196	17,867	18,072	18,041
Average trailers [3]	75,432	60,361	73,476	60,396
LTL
Average tractors [4]	3,223	2,546	3,147	2,546
Average trailers [5]	8,472	7,202	8,392	7,202
Intermodal
Average tractors	628	609	612	605
Average containers	12,138	10,842	11,552	10,843
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.8 years and 2.4 years as of September 30, 2022 and 2021, respectively.
3Third quarter 2022 includes 7,952 trailers related to leasing activities recorded within our non-reportable operating segments. Third quarter 2021 does not include 6,682 trailers related to leasing activities recorded within our non-reportable operating segments. Our trailer fleet within the Truckload segment had a weighted average age of 9.5 years and 8.3 years as of September 30, 2022 and 2021, respectively.
The year-to-date period ending September 30, 2022 includes 7,282 trailers related to leasing activities recorded within our non-reportable operating segments. The year-to-date period ending September 30, 2021 does not include 5,886 trailers related to leasing activities recorded within our non-reportable operating segments.
4Our LTL tractor fleet had a weighted average age of 4.3 years and 4.0 years as of September 30, 2022 and 2021, respectively. Our LTL tractor fleet includes 720 and 547 tractors from ACT's and MME's dedicated and other businesses for the quarters ended September 30, 2022 and 2021, respectively. Our LTL tractor fleet includes 705 and 547 tractors from ACT's and MME's dedicated and other businesses for the year-to-date periods ended September 30, 2022 and 2021, respectively.
5Our LTL trailer fleet had a weighted average age of 8.0 years and 7.8 years as of September 30, 2022 and 2021, respectively. Our LTL trailer fleet includes 999 and 621 trailers from ACT's and MME's dedicated and other businesses for the quarters ended September 30, 2022 and 2021, respectively. Our LTL trailer fleet includes 956 and 621 trailers from ACT's and MME's dedicated and other businesses for the year-to-date periods ended September 30, 2022 and 2021, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Outlook
The national unemployment rate was 3.5%1 as of September 30, 2022, as compared to 4.8%1 as of September 30, 2021. The US gross domestic product, which is the broadest measure of goods and services produced across the economy, increased by 2.6%2 on a year-over-year basis, per preliminary third-party forecasts. The increase, compared to the second quarter decrease of 0.9%, reflected a smaller decrease in private inventory investment, an upturn in government spending, and an acceleration in nonresidential fixed investment that were partly offset by a larger decrease in residential fixed investment and a deceleration in consumer spending. Early estimates of the third quarter 2022 US employment cost index indicate a year-over-year increase of 5.0%1 and a sequential increase of 1.2%1.
The freight market outlook for the fourth quarter of 2022 includes the following:
•Overall consumer demand moderates
•Minimal non-contract opportunities
•Muted peak season
•Strong demand continues for trailer pools
•Small carriers continue to exit as a result of lower spot rates and significantly higher operating costs
•LTL demand remains stable with continued increases in revenue per hundredweight year-over-year
•Labor availability improves for stronger carriers
•Inflationary pressures continue for equipment, maintenance, labor and other cost items
•Demand for used equipment market weakens as small carriers struggle
Based on the above market factors, our Company outlook for the fourth quarter of 2022 includes the following:
•Rates inflect negatively year-over-year as the moderating spot market yields less non-contract opportunities
•Stable truck count with typical sequential declines in miles per tractor
•Year-over-year increase in LTL revenue and margin, but typical sequential declines
•Stable Logistics load volumes with reduced revenue per load with an operating ratio in the mid-to-high 80s
•Intermodal margins to remain in the high single digits with volumes improving year-over-year
•Continued growth in revenue and operating income within the non-reportable segments
•Inflationary pressure in most cost areas including driver pay, maintenance, equipment, and non-driving labor
•Equipment gains to be approximately $10 – $15 million
•Sequential increase in interest expense due to higher rates
•Net cash capital expenditures expected range of $525 – $575 million for the full year 2022, excluding potential acquisitions
•Approximate tax rate of 25% for the full year 2022
In addition to the above, we expect the Truckload segment will remain resilient and continue to operate efficiently and the Logistics segment will continue to provide value to our customers through our power-only and traditional brokerage service offerings. Our ACT and MME teams are working together to further build out a super-regional network that we expect will provide additional yield and revenue opportunities. The Intermodal segment continues to build out its network that aligns with our new rail partners. Our non-reportable segments are further expanding to complement our other service offerings.
We anticipate that depreciation and amortization expense will increase and rental expense will correspondingly decrease, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment, terminal improvements, or terminal expansions in the remainder of 2022. With significant tightening in the insurance markets, we may also experience changes in premiums, retention limits, and excess coverage limits in the remainder of 2022. While fuel expense is generally offset by fuel surcharge revenue, our fuel expense, net of truckload and LTL fuel surcharge revenue, may increase in the future, particularly during periods of sharply rising fuel prices. Overall, we remain committed to long-term profitability as we continue to leverage opportunities across the Knight-Swift brands, and efficiently deploy our assets, while maintaining a relentless focus on cost control.
________
1Source: bls.gov
2Source: bea.gov

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Summary
Note: In accordance with the accounting treatment applicable to each of our 2021 acquisitions, Knight-Swift's reported results do not include the operating results of the acquired entities prior to the respective acquisition dates. Accordingly, comparisons between the Company's quarter and year-to-date September 30, 2022 results and prior periods may not be meaningful.
Operating Results: Third Quarter 2022 Compared to Third Quarter 2021
The $11.4 million decrease in net income attributable to Knight-Swift to $194.8 million during the third quarter of 2022 from $206.2 million during the same period last year includes the following:
•Contributor — $30.7 million decrease in operating income within our Truckload segment. Year-over-year miles per tractor decreased 4.2% during the third quarter of 2022, which is an improvement from the year-over-year decrease of 6.6% during the second quarter of 2022.
•Offset — $13.4 million increase in operating income from our LTL segment, driven by a 15.5% increase in revenue, excluding fuel surcharge per hundredweight.
•Offset — $0.3 million increase in operating income within our Logistics segment due to a 280 basis point improvement in gross margin.
•Offset — $3.3 million improvement in operating income within our Intermodal segment, supported by revenue, excluding intersegment transactions growth of 16.0%.
•Offset — $9.1 million increase in operating income within the non-reportable segments, supported by revenue growth of $50.0 million from the insurance, equipment maintenance, equipment leasing, and warehousing operating segments.
•Contributor — $7.5 million increase in consolidated interest expense primarily driven by higher interest rates and overall debt balances.
•Offset — $4.4 million increase in "Other income (expenses), net," primarily driven by gains from our portfolio of investments.
•Contributor — $4.6 million increase in consolidated income tax expense primarily due to a year over year reduction of favorable discrete items primarily associated with the ACT acquisition in the third quarter of 2021. The effective tax rate of 25.2% for the third quarter of 2022, an increase from 22.8% for the third quarter of 2021, was due to the discrete items from the third quarter of 2021 mentioned above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Operating Results: Year-to-Date September 30, 2022 Compared to Year-to-Date September 30, 2021
The $133.8 million increase in net income attributable to Knight-Swift to $622.6 million during year-to-date of 2022 from $488.8 million during the same period last year includes the following:
•Contributor — $53.7 million increase in operating income within our Truckload segment, driven by a 7.5% increase in revenue, excluding fuel surcharge and intersegment transactions.
•Contributor — $83.5 million increase in operating income from our LTL segment for year-to-date September 30, 2022.
•Contributor — $61.7 million increase in operating income within our Logistics segment. Revenue, excluding intersegment transactions, increased by 47.7%, as load volumes grew by 44.6% while revenue per load increased by 2.2%.
•Contributor — $23.4 million improvement in operating income within our Intermodal segment, supported by revenue growth, as revenue per load increased 34.5%, offset by a 17.3% decrease in load count due to rail congestion and allocations.
•Contributor — $43.5 million increase in operating income within the non-reportable segments, supported by revenue growth of $178.3 million from the insurance, equipment maintenance, equipment leasing, and warehousing operating segments.
•Offset — $16.7 million increase in consolidated interest expense primarily driven by higher interest rates and overall debt balances.
•Offset — $68.5 million reduction in "Other income (expenses), net," primarily driven by an unrealized loss from the mark-to-market adjustment of our investment in Embark, compared to a gain in the year-to-date period ended September 30, 2021.
•Offset — $48.8 million increase in consolidated income tax expense primarily due to an increase in income before income taxes. This resulted in an effective tax rate of 24.9% for year-to-date September 30, 2022 and 24.4% for year-to-date September 30, 2021.
Our results are further discussed in "Results of Operations — Consolidated Operating and Other Expenses".

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain non-reportable segments.
Consolidating Tables for Total Revenue and Operating Income

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2022	2021	2022	2021
Revenue:	(In thousands)
Truckload	$1,160,735	$1,041,332	$3,430,075	$2,990,137
LTL	278,615	191,906	817,587	191,906
Logistics	210,673	226,338	741,374	511,962
Intermodal	130,777	112,801	372,870	335,245
Subtotal	$1,780,800	$1,572,377	$5,361,906	$4,029,250
Non-reportable segments	139,435	89,393	385,186	206,857
Intersegment eliminations	(23,396)	(19,325)	(62,133)	(54,947)
Total revenue	$1,896,839	$1,642,445	$5,684,959	$4,181,160

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2022	2021	2022	2021
Operating income:	(In thousands)
Truckload	$175,802	$206,543	$587,215	$533,483
LTL	30,859	17,469	101,003	17,469
Logistics	27,459	27,128	110,809	49,061
Intermodal	12,834	9,544	42,176	18,813
Subtotal	$246,954	$260,684	$841,203	$618,826
Non-reportable segments	18,487	9,403	48,102	4,635
Operating income	$265,441	$270,087	$889,305	$623,461

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base with approximately 13,500 irregular route and 4,700 dedicated tractors.
•Our LTL business, which was initially established in 2021 through the ACT acquisition and later the MME acquisition, provides our customers with regional LTL transportation service through our growing network of approximately 110 facilities and a door count of approximately 4,400. Our LTL segment operates approximately 3,200 tractors and approximately 8,500 trailers and also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We continue to offer power-only services through our Logistics segment leveraging our fleet of over 75,000 trailers.
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
•In addition to the revenues earned from our customers for the trucking and non-trucking services discussed above, we also earn fuel surcharge revenue from our customers through our fuel surcharge programs, which serve to recover a majority of our fuel costs. This generally applies only to loaded miles for our Truckload segment and typically does not offset non-paid empty miles, idle time, and out-of-route miles driven. Fuel surcharge programs involve a computation based on the change in national or regional fuel prices. These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Truckload and LTL segments.
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

Operating Statistic	Relevant Segment(s)	Description
Average Revenue per Tractor	Truckload	Measures productivity and represents revenue (excluding fuel surcharge and intersegment transactions) divided by average tractor count
Total Miles per Tractor	Truckload	Total miles (including loaded and empty miles) a tractor travels on average
Average Length of Haul	Truckload, LTL	Average miles traveled with loaded trailer cargo per order/shipment
Non-paid Empty Miles Percentage	Truckload	Percentage of miles without trailer cargo
Shipments per Day	LTL	Average number of shipments completed each business day
Weight per Shipment	LTL	Total weight (in pounds) divided by total shipments
Revenue per shipment	LTL	Total revenue divided by total shipments
Revenue xFSR per shipment	LTL	Total revenue, excluding fuel surcharge, divided by total shipments
Revenue per hundredweight	LTL	Measures yield and is calculated as total revenue divided by total weight (in pounds) times 100
Revenue xFSR per hundredweight	LTL	Total revenue, excluding fuel surcharge, divided by total weight (in pounds) times 100
Average Tractors	Truckload, LTL, Intermodal	Average tractors in operation during the period including company tractors and tractors provided by independent contractors
Average Trailers	Truckload, LTL	Average trailers in operation during the period
Average Revenue per Load	Logistics, Intermodal	Total revenue (excluding intersegment transactions) divided by load count
Gross Margin Percentage	Logistics	Logistics gross margin (revenue, excluding intersegment transactions, less purchased transportation expense, excluding intersegment transactions) as a percentage of logistics revenue, excluding intersegment transactions
Average Containers	Intermodal	Average containers in operation during the period
GAAP Operating Ratio	Truckload, LTL, Logistics, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Calculated as operating expenses as a percentage of total revenue, or the inverse of operating margin.
Non-GAAP Adjusted Operating Ratio	Truckload, LTL, Logistics, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Consolidated and segment Adjusted Operating Ratios are reconciled to their corresponding GAAP operating ratios under "Non-GAAP Financial Measures," below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Truckload Segment
We generate revenue in the Truckload segment primarily through irregular route, dedicated, refrigerated, expedited, flatbed, and cross-border service operations across our brands. We operated approximately 13,500 irregular route tractors and approximately 4,700 dedicated route tractors in use during the quarter-to-date period ended September 30, 2022. Generally, we are paid a predetermined rate per mile or per load for our truckload services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Truckload segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$1,160,735	$1,041,332	$3,430,075	$2,990,137	11.5%		14.7%
Revenue, excluding fuel surcharge and intersegment transactions	$967,769	$933,205	$2,890,782	$2,688,579	3.7%		7.5%
GAAP: Operating income	$175,802	$206,543	$587,215	$533,483	(14.9%)		10.1%
Non-GAAP: Adjusted Operating Income [1]	$176,126	$206,866	$588,186	$534,454	(14.9%)		10.1%
Average revenue per tractor [2]	$53,186	$52,231	$159,959	$149,026	1.8%		7.3%
GAAP: Operating ratio [2]	84.9%	80.2%	82.9%	82.2%	470	bps	70	bps
Non-GAAP: Adjusted Operating Ratio 1 2	81.8%	77.8%	79.7%	80.1%	400	bps	(40	bps)
Non-paid empty miles percentage [2]	14.8%	13.5%	14.5%	13.1%	130	bps	140	bps
Average length of haul (miles) [2]	398	398	395	407	—%		(2.9%)
Total miles per tractor [2]	19,391	20,233	57,853	62,083	(4.2%)		(6.8%)
Average tractors 2 3	18,196	17,867	18,072	18,041	1.8%		0.2%
Average trailers 2 4	75,432	60,361	73,476	60,396	25.0%		21.7%
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 16,283 and 16,048 average company-owned tractors for the third quarter of 2022 and 2021, respectively.
Includes 16,205 and 16,166 average company-owned tractors for year-to-date periods ended September 30, 2022 and 2021, respectively.
4    Third quarter 2022 includes 7,952 trailers related to leasing activities recorded within our non-reportable operating segments. Third quarter 2021 does not include 6,682 trailers related to leasing activities recorded within our non-reportable operating segments.
The year-to-date period ending September 30, 2022 includes 7,282 trailers related to leasing activities recorded within our non-reportable operating segments. The year-to-date period ending September 30, 2021 does not include 5,886 trailers related to leasing activities recorded within our non-reportable operating segments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2022 and 2021 — The Truckload segment grew revenue, excluding fuel surcharge and intersegment transactions, by 3.7%, while operating with an 81.8% Adjusted Operating Ratio. Revenue per loaded mile, excluding fuel surcharge and intersegment transactions, increased 8.1% year-over-year. Miles per tractor decreased by 4.2%, which is an improvement from the year-over-year decrease of 6.6% during the second quarter of 2022. These factors ultimately led to a 1.8% year-over-year increase in average revenue per tractor. We continue to experience inflationary pressures in driver related costs, maintenance, and insurance that offset the improvements in revenue per tractor. This resulted in a 14.9% reduction in Adjusted Operating Income.
We continue to add scale by increasing our trailer count which has grown to approximately 75,000 trailers as of the third quarter of 2022. We believe our vast and growing trailer fleet positions us to provide valuable capacity to our customers through our Truckload and Logistics segments.
Comparison Between Year-to-Date September 30, 2022 and 2021 — Our Truckload segment operated at a 79.7% Adjusted Operating Ratio, which improved by 40 basis points when compared to year-to-date September 30, 2021. This, along with 7.5% growth in revenue, excluding fuel surcharge and intersegment transactions, led to a 10.1% improvement in Adjusted Operating Income.
Revenue per loaded mile, excluding fuel surcharge and intersegment transactions increased 17.0% while miles per tractor decreased by 6.8%. These factors ultimately led to a 7.3% increase in average revenue per tractor and improved margins.
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

	Quarter-to-Date September 30,		Year-to-Date September 30,			QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021		QTD 2021		YTD 2021
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$278,615	$191,906	$817,587	$191,906		45.2%		326.0%
Revenue, excluding fuel surcharge and intersegment transactions	$224,443	$167,900	$663,296	$167,900		33.7%		295.1%
GAAP: Operating income	$30,859	$17,469	$101,003	$17,469		76.7%		478.2%
Non-GAAP: Adjusted Operating Income [1]	$34,891	$20,967	$112,975	$20,967		66.4%		438.8%
GAAP: Operating ratio [2]	88.9%	90.9%	87.6%	90.9%	(200	bps)	(330	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	84.5%	87.5%	83.0%	87.5%	(300	bps)	(450	bps)
LTL shipments per day [2]	18,809	16,430	19,083	16,430		14.5%		16.1%
LTL weight per shipment [2]	1,052	1,111	1,072	1,111		(5.3%)		(3.5%)
LTL average length of haul (miles) [2]	512	515	519	515		(0.6%)		0.8%
LTL revenue per shipment [2]	$188.18	$157.55	$186.05	$157.55		19.4%		18.1%
LTL revenue xFSR per shipment [2]	$151.07	$138.27	$151.14	$138.27		9.3%		9.3%
LTL revenue per hundredweight [2]	$17.89	$14.18	$17.35	$14.18		26.2%		22.4%
LTL revenue xFSR per hundredweight [2]	$14.37	$12.44	$14.09	$12.44		15.5%		13.3%
LTL average tractors 2 3	3,223	2,546	3,147	2,546		26.6%		23.6%
LTL average trailers 2 4	8,472	7,202	8,392	7,202		17.6%		16.5%
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Our LTL tractor fleet includes 720 and 547 tractors from ACT's and MME's dedicated and other businesses for the quarters ended September 30, 2022 and 2021, respectively. Our LTL tractor fleet includes 705 and 547 tractors from ACT's and MME's dedicated and other businesses for the year-to-date periods ended September 30, 2022 and 2021, respectively.
4Our LTL trailer fleet includes 999 and 621 trailers from ACT's and MME's dedicated and other businesses for the quarters ended September 30, 2022 and 2021, respectively. Our LTL trailers fleet includes 956 and 621 trailers from ACT's and MME's dedicated and other businesses for the year-to-date periods ended September 30, 2022 and 2021, respectively.
Comparison Between the Quarters Ended September 30, 2022 and 2021 — Our LTL segment continues to make strides to grow revenue and improve margins and is ahead of the performance targets established at the time of acquisition. Our LTL segment operated at an 84.5% Adjusted Operating Ratio during the third quarter of 2022, a 300 basis-point improvement over the third quarter of 2021. Revenue, excluding fuel surcharge, per hundredweight increased 15.5%, while revenue per shipment, excluding fuel surcharge, increased by 9.3%.
The ACT and MME teams continue to achieve both customer and cost synergies and their systems are expected to be fully connected during the fourth quarter of this year. We believe this will allow for additional freight opportunities across the network with existing and new customers. During the fourth quarter of this year, we expect door capacity will grow by 125 doors across 4 new or expanded locations. We remain encouraged by the strong performance within our LTL segment and we continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.
Comparison Between Year-to-Date September 30, 2022 and 2021 — Our LTL segment operated at an 83.0% Adjusted Operating Ratio during year-to-date September 30, 2022. Revenue, excluding fuel surcharge, per hundredweight was $14.09, while revenue per shipment, excluding fuel surcharge was $151.14.

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

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$210,673	$226,338	$741,374	$511,962	(6.9%)		44.8%
Revenue, excluding intersegment transactions	$209,964	$221,374	$737,454	$499,263	(5.2%)		47.7%
GAAP: Operating income	$27,459	$27,128	$110,809	$49,061	1.2%		125.9%
Non-GAAP: Adjusted Operating Income 1 2	$27,794	$27,462	$111,812	$49,492	1.2%		125.9%
Revenue per load [2]	$1,985	$2,513	$2,310	$2,261	(21.0%)		2.2%
Gross margin percentage [2]	20.9%	18.1%	21.8%	16.5%	280	bps	530	bps
GAAP: Operating ratio [2]	87.0%	88.0%	85.1%	90.4%	(100	bps)	(530	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	86.8%	87.6%	84.8%	90.1%	(80	bps)	(530	bps)
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
Comparison Between the Quarters Ended September 30, 2022 and 2021 — Demand for our logistics service offering remained strong during the third quarter, resulting in year-over-year load count growth of 20.1%. We continue to leverage our consolidated fleet of approximately 75,000 trailers to support our power-only service offering. The Adjusted Operating Ratio improved 80 basis points year-over-year to 86.8%, resulting in a 1.2% increase in Adjusted Operating Income. Logistics gross margin improved to 20.9% in the third quarter of 2022, compared to 18.1% in the third quarter of 2021, despite a 21.0% decrease in revenue per load. We remain committed to utilizing the scale of our trailer fleet and continuing to innovate with technology and services that we expect will allow us to capture new opportunities for revenue growth.
Comparison Between Year-to-Date September 30, 2022 and 2021 — Logistics revenue, excluding intersegment transactions, increased 47.7% as we grew load count by 44.6% while increasing revenue per load by 2.2%. The Adjusted Operating Ratio improved to 84.8%, resulting in a 125.9% increase in Adjusted Operating Income. Logistics gross margin was 21.8% in year-to-date September 30, 2022, compared to 16.5% in year-to-date September 30, 2021.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment
The Intermodal segment complements our regional operating model, allows us to better serve customers in longer haul lanes, and reduces our investment in fixed assets. Through the Intermodal segment, we generate revenue by moving freight over the rail in our containers and other trailing equipment, combined with revenue for drayage to transport loads between railheads and customer locations. The most significant expense in the Intermodal segment is the cost of purchased transportation that we pay to third-party capacity providers (including rail providers), which is primarily variable and included in "Purchased transportation" in the condensed consolidated statements of comprehensive income. While rail pricing is determined on an annual basis, purchased transportation varies as it relates to rail capacity, freight demand, and customer shipping needs. The main fixed costs in the Intermodal segment are depreciation of our company tractors related to drayage, containers, and chassis, as well as non-driver employee compensation and benefits.

	Quarter-to-Date September 30,		Year-to-Date September 30,			QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021		QTD 2021		YTD 2021
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$130,777	$112,801	$372,870	$335,245		15.9%		11.2%
Revenue, excluding intersegment transactions	$130,777	$112,754	$372,823	$335,019		16.0%		11.3%
GAAP: Operating income	$12,834	$9,544	$42,176	$18,813		34.5%		124.2%
Average revenue per load [1]	$3,699	$2,902	$3,608	$2,682		27.5%		34.5%
GAAP: Operating ratio [1]	90.2%	91.5%	88.7%	94.4%	(130	bps)	(570	bps)
Load count	35,354	38,856	103,343	124,897		(9.0%)		(17.3%)
Average tractors 1 2	628	609	612	605		3.1%		1.2%
Average containers [1]	12,138	10,842	11,552	10,843		12.0%		6.5%
1    Defined under "Operating Statistics," above.
2    Includes 542 and 554 company-owned tractors for the third quarter of 2022 and 2021, respectively.
Includes 544 and 550 company-owned tractors for the year-to-date periods ended September 30, 2022 and 2021, respectively.
Comparison Between the Quarters Ended September 30, 2022 and 2021 — The Intermodal segment grew revenue, excluding intersegment transactions, 16.0% while operating income increased 34.5%, as the operating ratio improved from 91.5% to 90.2%. While load count was negatively impacted by threats of labor strikes across the rail industry during the last two weeks of the quarter, revenue per load remained strong and increased 27.5% year-over-year. Labor challenges within the rail network appear to be softening as we enter the fourth quarter, leading to improved transit times, more consistent notification times, and more predictability for our customers, although network fluidity continues to be a rail market challenge.
As a result of our new network and improved service offering, we expect load volumes to inflect positive year-over-year in the fourth quarter as we grow with new customers and expand with existing customers. To position Intermodal for continued growth, we increased our container count by approximately 700 during the first three quarters of the year and we anticipate further growth in the fourth quarter. Intermodal continues to provide value to our customers and is complementary to the many services we offer.
Comparison Between Year-to-Date September 30, 2022 and 2021 — The Intermodal segment grew revenue, excluding intersegment transactions, 11.3% while operating income increased 124.2%, as the operating ratio improved from 94.4% to 88.7%. While load count was negatively impacted by threats of labor strikes across the rail industry during the last two weeks of the quarter, revenue per load remained strong and increased 34.5% year-over-year.

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

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2022 vs.	YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021	YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Total revenue	$139,435	$89,393	$385,186	$206,857	56.0%	86.2%
Operating income (loss)	$18,487	$9,403	$48,102	$4,635	96.6%	937.8%
Strong demand for our insurance, equipment maintenance, equipment leasing, and warehousing services led to year-over-year operating income improvements of 96.6% for the third quarter and 937.8% in year-to-date September 30, 2022. This was supported by year-over-year revenue growth of 56.0% for the third quarter and 86.2% for year-to-date September 30, 2022. We expect continued growth and income improvement from these segments moving forward.

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
Note: In accordance with the accounting treatment applicable to each of our recent acquisitions, Knight-Swift's reported results do not include the comparative operating results of the acquired entities prior to the respective acquisition date. Accordingly, comparisons between the quarter and year-to-date September 30, 2022 results and prior periods may not be meaningful.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$559,849	$500,673	$1,645,861	$1,248,656	11.8%		31.8%
% of total revenue	29.5%	30.5%	29.0%	29.9%	(100	bps)	(90	bps)
% of revenue, excluding truckload and LTL fuel surcharge	33.9%	33.1%	33.0%	32.4%	80	bps	60	bps
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
•Comparison Between the Quarters Ended September 30, 2022 and 2021 — Consolidated salaries, wages, and benefits increased by $59.2 million for the third quarter of 2022, as compared to the third quarter of 2021. This increase includes $18.0 million from the third quarter 2022 results of MME. The remaining increase pertained to driving associate pay rates and non-driver salaries and wages, partially offset by a 3.2% decrease in miles driven by company driving associates, excluding ACT and MME.
•Comparison Between Year-to-Date September 30, 2022 and 2021 — Consolidated salaries, wages, and benefits increased by $397.2 million for year-to-date September 30, 2022, as compared to year-to-date September 30, 2021. This increase includes $308.6 million from year-to-date September 30, 2022 results of ACT and MME. The remaining increase pertained to driving associate pay rates, non-driver salaries and wages, higher benefit costs, partially offset by a 5.8% decrease in miles driven by company driving associates, excluding ACT and MME.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Fuel	$231,128	$146,422	$678,763	$390,713	57.9%		73.7%
% of total revenue	12.2%	8.9%	11.9%	9.3%	330	bps	260	bps
% of revenue, excluding truckload and LTL fuel surcharge	14.0%	9.7%	13.6%	10.1%	430	bps	350	bps
Fuel expense consists primarily of diesel fuel expense for our company-owned tractors. The primary factors affecting our fuel expense are the cost of diesel fuel, the fuel economy of our equipment, and the miles driven by company driving associates.
Our fuel surcharge programs help to offset increases in fuel prices, but generally apply only to loaded miles for our Truckload and LTL segments and typically do not offset non-paid empty miles, idle time, or out-of-route miles driven. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices. These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Truckload and LTL segments. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue. Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs. We continue to utilize our fuel efficiency initiatives such as trailer blades, idle-control, management of tractor speeds, fleet updates for more fuel-efficient engines, management of fuel procurement, and driving associate training programs that we believe contribute to controlling our fuel expense.
•Comparison Between Quarters Ended September 30, 2022 and 2021 — The $84.7 million increase in consolidated fuel expense for the third quarter is attributable to higher average DOE fuel prices and partially offset by a decrease in total miles driven by company driving associates, excluding ACT and MME. Average DOE fuel prices were $5.09 per gallon for the third quarter of 2022 and $3.36 per gallon for the third quarter of 2021.
•Comparison Between Year-to-Date September 30, 2022 and 2021 — The $288.1 million increase in consolidated fuel expense for year-to-date September 30, 2022, includes $79.8 million of fuel expense from ACT's and MME's year-to-date September 30, 2022 results. The remaining year-over-year increase is attributable to higher average DOE fuel prices, partially offset by a decrease in total miles driven by company driving associates, excluding ACT and MME, discussed above. Average DOE fuel prices were $4.99 per gallon for year-to-date September 30, 2022 and $3.16 per gallon for year-to-date September 30, 2021.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$115,918	$86,951	$318,525	$226,334	33.3%		40.7%
% of total revenue	6.1%	5.3%	5.6%	5.4%	80	bps	20	bps
% of revenue, excluding truckload and LTL fuel surcharge	7.0%	5.8%	6.4%	5.9%	120	bps	50	bps
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
•Comparison Between the Quarters Ended September 30, 2022 and 2021 — The increase of $29.0 million for the third quarter of 2022 was attributed to higher maintenance expenses due to inflation, higher port per diem expenses as we navigate a backlog of shipping containers at ports, and increased hiring expenses as we work to improve our seated truck count.
•Comparison Between Year-to-Date September 30, 2022 and 2021 — The increase of $92.2 million for year-to-date September 30, 2022 includes $29.8 million in operations and maintenance expense from ACT's and MME's year-to-date September 30, 2022 results. The remaining increase was attributed to the factors listed above.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$116,493	$73,757	$316,769	$188,176	57.9%		68.3%
% of total revenue	6.1%	4.5%	5.6%	4.5%	160	bps	110	bps
% of revenue, excluding truckload and LTL fuel surcharge	7.1%	4.9%	6.3%	4.9%	220	bps	140	bps
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
•Comparison Between the Quarters Ended September 30, 2022 and 2021 — Consolidated insurance and claims expense increased by $42.7 million for the third quarter of 2022, as compared to the third quarter of 2021. The increase was primarily due to an increase of insurance reserves incurred through our third-party carrier insurance program.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•Comparison Between Year-to-Date September 30, 2022 and 2021 — Consolidated insurance and claims expense increased by $128.6 million for year-to-date September 30, 2022, as compared to the same period last year. The increase was primarily due to an increase of insurance reserves incurred through our third-party carrier insurance program. The remaining increase is primarily due to the inclusion of $18.2 million of insurance and claims expense from ACT's and MME's year-to-date September 30, 2022 results.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$26,628	$27,475	$85,869	$71,240	(3.1%)		20.5%
% of total revenue	1.4%	1.7%	1.5%	1.7%	(30	bps)	(20	bps)
% of revenue, excluding truckload and LTL fuel surcharge	1.6%	1.8%	1.7%	1.8%	(20	bps)	(10	bps)
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
•Comparison Between the Quarters Ended September 30, 2022 and 2021 — Operating taxes and licenses expenses decreased by $0.8 million, but remained relatively flat as a percentage of revenue, excluding truckload and LTL fuel surcharge.
•Comparison Between Year-to-Date September 30, 2022 and 2021 — The year-over-year increase in operating taxes and licenses expenses of $14.6 million for year-to-date September 30, 2022 was primarily composed of ACT's and MME's 2022 results.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Communications	$5,095	$6,612	$16,709	$16,284	(22.9%)		2.6%
% of total revenue	0.3%	0.4%	0.3%	0.4%	(10	bps)	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	0.3%	0.4%	0.3%	0.4%	(10	bps)	(10	bps)
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
•Comparison Between the Quarters Ended September 30, 2022 and 2021 — The year-over-year decrease in communications expense of $1.5 million for the third quarter of 2022 was primarily due to the implementation of new technology on our revenue equipment.
•Comparison Between Year-to-Date September 30, 2022 and 2021 — The year-over-year increase in communications expense $0.4 million for year-to-date September 30, 2022 was primarily composed of ACT's and MME's 2022 results.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$150,363	$138,570	$442,889	$382,091	8.5%		15.9%
% of total revenue	7.9%	8.4%	7.8%	9.1%	(50	bps)	(130	bps)
% of revenue, excluding truckload and LTL fuel surcharge	9.1%	9.2%	8.9%	9.9%	(10	bps)	(100	bps)
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
•Comparison Between the Quarters Ended September 30, 2022 and 2021 — Consolidated depreciation and amortization of property and equipment increased by $11.8 million for the third quarter of 2022, as compared to the same period last year. This increase includes MME's results of $2.1 million from the third quarter of 2022. The remaining increase was related to an increase in owned versus leased equipment and higher deprecation for capital improvements made to our terminals.
•Comparison Between Year-to-Date September 30, 2022 and 2021 — Consolidated depreciation and amortization of property and equipment increased by $60.8 million for year-to-date September 30, 2022, as compared to the same period last year. These increases include ACT's and MME's results of $34.3 million for year-to-date September 30, 2022. The remaining increase was primarily related to an increase in owned versus leased equipment.
We expect consolidated depreciation and amortization of property and equipment to increase in total and as a percentage of consolidated revenue, excluding truckload and LTL fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases, terminal improvements, or terminal expansions in the remainder of 2022.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$16,254	$15,719	$48,635	$39,452	3.4%		23.3%
% of total revenue	0.9%	1.0%	0.9%	0.9%	(10	bps)	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.0%	1.0%	1.0%	1.0%	—	bps	—	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger and various acquisitions. See Note 3 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.
The increases of $0.5 million for the third quarter of 2022 and $9.2 million for year-to-date September 30, 2022, as compared to the same periods last year, were attributed to the ACT, MME, UTXL, and Eleos acquisitions during 2021.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$15,216	$12,002	$42,109	$42,265	26.8%		(0.4%)
% of total revenue	0.8%	0.7%	0.7%	1.0%	10	bps	(30	bps)
% of revenue, excluding truckload and LTL fuel surcharge	0.9%	0.8%	0.8%	1.1%	10	bps	(30	bps)
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.
•Comparison Between the Quarters Ended September 30, 2022 and 2021 — The quarter over quarter increase of $3.2 million includes $1.2 million of additional expense in 2022 from MME's operating results and additional expense related to the incorporation of new facilities as we expand our network.
•Comparison Between Year-to-Date September 30, 2022 and 2021 — The $0.2 million decrease in consolidated rental expenses for year-to-date of September 30, 2022, compared to year-to-date September 30, 2021, is primarily due to an increase in our owned versus leased equipment. This was partially offset by $4.6 million of additional expense from ACT's and MME's operating results included during year-to-date September 30, 2022.
We expect consolidated rental expense to continue to decrease both in total and as a percentage of consolidated revenue, excluding truckload and LTL fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases for the remainder of 2022.

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2022 vs.		YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021		YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$364,394	$352,061	$1,135,750	$914,448	3.5%		24.2%
% of total revenue	19.2%	21.4%	20.0%	21.9%	(220	bps)	(190	bps)
% of revenue, excluding truckload and LTL fuel surcharge	22.1%	23.3%	22.7%	23.7%	(120	bps)	(100	bps)
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
•Comparison Between the Quarters Ended September 30, 2022 and 2021 — Consolidated purchased transportation expense increased by $12.3 million for the third quarter of 2022, as compared to the same period last year, primarily due to inflationary pressures within our intermodal rail network.
•Comparison Between Year-to-Date September 30, 2022 and 2021 — Consolidated purchased transportation expense increased by $221.3 million for year-to-date September 30, 2022, as compared to the same period last year, primarily due to increased load volumes within our logistics business. Purchased transportation expense also includes ACT's and MME's results of $12.8 million for year-to-date September 30, 2022.
We expect purchased transportation will increase as a percentage of revenue if we grow our logistics and intermodal businesses faster than our full truckload and LTL businesses. The increase could be partially offset if independent contractors exit the market due to regulatory changes.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2022 vs.	YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021	YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Impairments	$—	$—	$810	$—	—%	100.0%
In 2022, we incurred impairment charges associated with building improvements (within our non-reportable segments).

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2022 vs.	YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021	YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$30,060	$12,116	$62,965	$38,040	148.1%	65.5%
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
•Comparison Between the Quarters Ended September 30, 2022 and 2021 — The $17.9 million increase in net consolidated miscellaneous operating expenses is comprised of a $6.8 million decrease in gain on sales of equipment, excluding ACT and MME, a net increase of $2.4 million in legal settlements expense, and higher operating expenses associated with increased travel time and return to work programs.
•Comparison Between Year-to-Date September 30, 2022 and 2021 — The $24.9 million increase in net consolidated miscellaneous operating expenses includes $24.6 million of additional expense from ACT's and MME's operating results for year-to-date September 30, 2022, a net increase in legal settlements expense of $3.3 million, and higher operating expenses associated with increased travel time and return to work programs. This was offset by a $24.0 million increase in gain on sales of equipment, excluding ACT and MME.
Consolidated Other Expenses (Income)

	Quarter-to-Date September 30,		Year-to-Date September 30,		QTD 2022 vs.	YTD 2022 vs.
	2022	2021	2022	2021	QTD 2021	YTD 2021
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$14,679	$7,179	$30,704	$13,972	104.5%	119.8%
Other (income) expenses, net	(8,488)	(4,072)	31,493	(37,017)	108.4%	(185.1%)
Income tax expense	65,679	61,059	206,943	158,171	7.6%	30.8%
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. Interest expense increased during the third quarter and year-to-date of 2022 due to both higher interest rates and higher overall debt balances from the 2021 Debt Agreement which was entered into on September 3, 2021 and replaced the July 2021 Term Loan and 2017 Debt Agreement. Additional details regarding our debt are discussed in Note 6 in Part I, Item 1 of this Quarterly Report.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Other (income) expenses, net — Other (income) expenses, net is primarily comprised of losses and (gains) from our various equity investments, including our investment in Embark, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
•Comparison Between the Quarters Ended September 30, 2022 and 2021 — The $4.4 million increase in other (income) expenses, net is primarily driven by gains from our portfolio of investments in the third quarter. The third quarter of 2021 included the write-off of deferred debt issuance costs from replacing our previous term loan and credit facility with a new credit facility.
•Comparison Between Year-to-Date September 30, 2022 and 2021 — The $68.5 million unfavorable change in other (income) expenses, net is primarily driven by unrealized losses from the mark-to-market adjustment of our investment in Embark for year-to-date September 30, 2022 compared to gains for year-to-date September 30, 2021.
Income tax expense — In addition to the discussion below, Note 4 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
•Comparison Between the Quarters Ended September 30, 2022 and 2021 — The $4.6 million increase in consolidated income tax expense was primarily due to the year over year reduction of favorable discrete items primarily associated with the ACT acquisition in the third quarter of 2021. The effective tax rate of 25.2% for the third quarter of 2022, an increase from 22.8% for the third quarter of 2021, was due to the discrete items from the third quarter of 2021 mentioned above.
•Comparison Between Year-to-Date September 30, 2022 and 2021 — The $48.8 million increase in consolidated income tax expense was primarily due to an increase in income before income taxes. This resulted in an effective tax rate of 24.9% for year-to-date September 30, 2022 compared to 24.4% for year-to-date September 30, 2021.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2022	2021	2022	2021
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$194,795	$206,178	$622,624	$488,772
Adjusted for:
Income tax expense attributable to Knight-Swift	65,679	61,059	206,943	158,171
Income before income taxes attributable to Knight-Swift	260,474	267,237	829,567	646,943
Amortization of intangibles [1]	16,254	15,719	48,635	39,452
Impairments [2]	—	—	810	—
Legal accruals [3]	(2,640)	(5,005)	415	(2,884)
Transaction fees [4]	—	2,307	—	2,966
Write-off of deferred debt issuance costs [5]	—	1,024	—	1,024
Adjusted income before income taxes	274,088	281,282	879,427	687,501
Provision for income tax expense at effective rate	(69,121)	(64,202)	(219,408)	(167,990)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$204,967	$217,080	$660,019	$519,511

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2022	2021	2022	2021
GAAP: Earnings per diluted share	$1.21	$1.23	$3.80	$2.93
Adjusted for:
Income tax expense attributable to Knight-Swift	0.41	0.37	1.26	0.95
Income before income taxes attributable to Knight-Swift	1.61	1.60	5.07	3.88
Amortization of intangibles [1]	0.10	0.09	0.30	0.24
Impairments [2]	—	—	—	—
Legal accruals [3]	(0.02)	(0.03)	—	(0.02)
Transaction fees [4]	—	0.01	—	0.02
Write-off of deferred debt issuance costs [5]	—	0.01	—	0.01
Adjusted income before income taxes	1.70	1.68	5.37	4.12
Provision for income tax expense at effective rate	(0.43)	(0.38)	(1.34)	(1.01)
Non-GAAP: Adjusted EPS	$1.27	$1.30	$4.03	$3.11

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
3    "Legal accruals" are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect the following:
•During the second and third quarters of 2022, the Company decreased the estimated exposure related to certain accrued legal matters previously identified as probable and estimable in prior periods based on recent settlement agreements. Additional 2022 legal costs relate to certain lawsuits arising from employee and contract related matters.
•Third quarter 2021 reversal related to an accrued legal matter previously identified as probable in 2019. This was based on the recent decision of the appellate court, resulting in a change to a remote likelihood that a loss was incurred. Additional 2021 legal costs relate to certain class action lawsuits arising from employee and contract related matters.

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
5    "Write-off of deferred debt issuance costs" was incurred from replacing the 2017 Debt Agreement with the 2021 Debt Agreement.
Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2022	2021	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,896,839	$1,642,445	$5,684,959	$4,181,160
Total operating expenses	(1,631,398)	(1,372,358)	(4,795,654)	(3,557,699)
Operating income	$265,441	$270,087	$889,305	$623,461
Operating ratio	86.0%	83.6%	84.4%	85.1%

Non-GAAP Presentation
Total revenue	$1,896,839	$1,642,445	$5,684,959	$4,181,160
Truckload and LTL fuel surcharge	(246,857)	(131,873)	(692,568)	(324,611)
Revenue, excluding truckload and LTL fuel surcharge	1,649,982	1,510,572	4,992,391	3,856,549

Total operating expenses	1,631,398	1,372,358	4,795,654	3,557,699
Adjusted for:
Truckload and LTL fuel surcharge	(246,857)	(131,873)	(692,568)	(324,611)
Amortization of intangibles [1]	(16,254)	(15,719)	(48,635)	(39,452)
Impairments [2]	—	—	(810)	—
Legal accruals [3]	2,640	5,005	(415)	2,884
Transaction fees [4]	—	(2,307)	—	(2,966)
Adjusted Operating Expenses	1,370,927	1,227,464	4,053,226	3,193,554
Adjusted Operating Income	$279,055	$283,108	$939,165	$662,995
Adjusted Operating Ratio	83.1%	81.3%	81.2%	82.8%
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Truckload Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2022	2021	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,160,735	$1,041,332	$3,430,075	$2,990,137
Total operating expenses	(984,933)	(834,789)	(2,842,860)	(2,456,654)
Operating income	$175,802	$206,543	$587,215	$533,483
Operating ratio	84.9%	80.2%	82.9%	82.2%

Non-GAAP Presentation
Total revenue	$1,160,735	$1,041,332	$3,430,075	$2,990,137
Fuel surcharge	(192,685)	(107,867)	(538,277)	(300,605)
Intersegment transactions	(281)	(260)	(1,016)	(953)
Revenue, excluding fuel surcharge and intersegment transactions	967,769	933,205	2,890,782	2,688,579

Total operating expenses	984,933	834,789	2,842,860	2,456,654
Adjusted for:
Fuel surcharge	(192,685)	(107,867)	(538,277)	(300,605)
Intersegment transactions	(281)	(260)	(1,016)	(953)
Amortization of intangibles [1]	(324)	(323)	(971)	(971)
Adjusted Operating Expenses	791,643	726,339	2,302,596	2,154,125
Adjusted Operating Income	$176,126	$206,866	$588,186	$534,454
Adjusted Operating Ratio	81.8%	77.8%	79.7%	80.1%
1    "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in historical Knight acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2022	2021	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$278,615	$191,906	$817,587	$191,906
Total operating expenses	(247,756)	(174,437)	(716,584)	(174,437)
Operating income	$30,859	$17,469	$101,003	$17,469
Operating ratio	88.9%	90.9%	87.6%	90.9%

Non-GAAP Presentation
Total revenue	$278,615	$191,906	$817,587	$191,906
Fuel surcharge	(54,172)	(24,006)	(154,291)	(24,006)
Revenue, excluding fuel surcharge and intersegment transactions	224,443	167,900	663,296	167,900

Total operating expenses	247,756	174,437	716,584	174,437
Adjusted for:
Fuel surcharge	(54,172)	(24,006)	(154,291)	(24,006)
Amortization of intangibles [1]	(4,032)	(3,498)	(11,972)	(3,498)
Adjusted Operating Expenses	189,552	146,933	550,321	146,933
Adjusted Operating Income	$34,891	$20,967	$112,975	$20,967
Adjusted Operating Ratio	84.5%	87.5%	83.0%	87.5%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT and MME acquisitions.
Logistics Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2022	2021	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$210,673	$226,338	$741,374	$511,962
Total operating expenses	(183,214)	(199,210)	(630,565)	(462,901)
Operating income	$27,459	$27,128	$110,809	$49,061
Operating ratio	87.0%	88.0%	85.1%	90.4%

Non-GAAP Presentation
Total revenue	$210,673	$226,338	$741,374	$511,962
Intersegment transactions	(709)	(4,964)	(3,920)	(12,699)
Revenue, excluding intersegment transactions	209,964	221,374	737,454	499,263

Total operating expenses	183,214	199,210	630,565	462,901
Adjusted for:
Intersegment transactions	(709)	(4,964)	(3,920)	(12,699)
Amortization of intangibles [1]	(335)	(334)	(1,003)	(431)
Adjusted Operating Expenses	182,170	193,912	625,642	449,771
Adjusted Operating Income	$27,794	$27,462	$111,812	$49,492
Adjusted Operating Ratio	86.8%	87.6%	84.8%	90.1%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the UTXL acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter-to-Date September 30,		Year-to-Date September 30,
	2022	2021	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$130,777	$112,801	$372,870	$335,245
Total operating expenses	(117,943)	(103,257)	(330,694)	(316,432)
Operating income	$12,834	$9,544	$42,176	$18,813
Operating ratio	90.2%	91.5%	88.7%	94.4%

Non-GAAP Presentation
Total revenue	$130,777	$112,801	$372,870	$335,245
Intersegment transactions	—	(47)	(47)	(226)
Revenue, excluding intersegment transactions	130,777	112,754	372,823	335,019

Total operating expenses	117,943	103,257	330,694	316,432
Adjusted for:
Intersegment transactions	—	(47)	(47)	(226)
Adjusted Operating Expenses	117,943	103,210	330,647	316,206
Adjusted Operating Income	$12,834	$9,544	$42,176	$18,813
Adjusted Operating Ratio	90.2%	91.5%	88.7%	94.4%
Non-GAAP Reconciliation: Free Cash Flow

Year-to-Date September 30, 2022

GAAP: Cash flows from operations	$1,099,195
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	139,545
Purchases of property and equipment	(496,237)
Non-GAAP: Free Cash Flow	$742,503

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	September 30, 2022
(In thousands)
Cash and cash equivalents, excluding restricted cash	$194,082
Availability under 2021 Revolver, due September 2026 [1]	924,754
Availability under 2021 RSA, due April 2024 [2]	55,700
Availability under 2021 Prudential Notes, issuance ending October 2023 [3]	87,857
Total unrestricted liquidity	$1,262,393
Cash and cash equivalents – restricted [4]	147,681
Restricted investments, held-to-maturity, amortized cost [4]	7,827
Total liquidity, including restricted cash and restricted investments	$1,417,901

1    As of September 30, 2022, we had $146.0 million in borrowings under our $1.1 billion 2021 Revolver. We additionally had $29.2 million in outstanding letters of credit (discussed below) issued under the Revolver, leaving $924.8 million available under the Revolver.
2    Based on eligible receivables at September 30, 2022, our borrowing base for the 2021 RSA was $400.0 million, while outstanding borrowings were $279.0 million. We additionally had $65.3 million in outstanding letters of credit (discussed below), leaving $55.7 million available under the 2021 RSA. Refer to Note 5 in Part I, Item 1 of this Quarterly Report for more information regarding the 2021 RSA.
3    As of September 30, 2022, we had $37.1 million outstanding principal on our shelf notes issued under our $125.0 million 2021 Prudential Notes, leaving $87.9 million available for issuance under the 2021 Prudential Notes.
4    Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $145.0 million, included in "Cash and cash equivalents – restricted" on the condensed consolidated balance sheet and held by Mohave and Red Rock for claims payments. The remaining $2.7 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet, expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We expect net cash capital expenditures, will be in the range of $525.0 – $575.0 million for full-year 2022. This range excludes cash outlays for potential acquisitions. We believe we have ample flexibility in our trade cycle and purchase agreements to alter our current plans if economic and other conditions warrant.

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
Principal and Interest Payments — As of September 30, 2022, we had debt, accounts receivable securitization, and finance lease obligations of $1.9 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Letters of Credit — Pursuant to the terms of the 2021 Debt Agreement and the 2021 RSA, our lenders may issue standby letters of credit on our behalf. When we have certain letters of credit outstanding, the availability under the 2021 Revolver or 2021 RSA is reduced accordingly. As of September 30, 2022, we also had outstanding letters of credit of $94.8 million pursuant to a bilateral agreement which do not impact the availability of the 2021 Revolver and 2021 RSA. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, common stock prices, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. As of September 30, 2022, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan. Additional details regarding our share repurchase plans are discussed in Note 10 in Part I, Item 1 of this Quarterly Report.
Working Capital
We had a working capital surplus of $562.0 million as of September 30, 2022 and $339.5 million as of December 31, 2021.
________
1Refer to "Non-GAAP Financial Measures."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Material Debt Agreements
As of September 30, 2022, we had $1.9 billion in material debt obligations at the following carrying values:
•$199.7 million: 2021 Term Loan A-2, due September 2024, net of $0.3 million in deferred loan costs
•$798.6 million: 2021 Term Loan A-3, due September 2026, net of $1.4 million in deferred loan costs
•$278.6 million: 2021 RSA outstanding borrowings, net of $0.4 million in deferred loan costs
•$412.5 million: Finance lease obligations
•$146.0 million: 2021 Revolver, due September 2026
•$42.5 million: Other, net of $0.1 million in deferred loan costs
As of December 31, 2021, we had $2.1 billion in material debt obligations at the following carrying values:
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
•$260.0 million: 2021 Revolver, due September 2026
•$52.3 million: Other, net of $0.1 million in deferred loan costs

Cash Flow Analysis

	Year-to-Date September 30,		Change
	2022	2021
	(In thousands)
Net cash provided by operating activities	$1,099,195	$817,524	$281,671
Net cash used in investing activities	(358,626)	(1,548,757)	1,190,131
Net cash (used in) provided by financing activities	(748,829)	873,309	(1,622,138)
Net Cash Provided by Operating Activities
Comparison Between Year-to-Date September 30, 2022 and 2021 — The $281.7 million increase in net cash provided by operating activities was primarily due to a $265.8 million increase in operating income, including the operating results of ACT and MME for year-to-date September 30, 2022. The remaining difference is attributed to various changes in working capital. Note: Factors affecting the increase in operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."
Net Cash Used in Investing Activities
Comparison Between Year-to-Date September 30, 2022 and 2021 — The $1.2 billion decrease in net cash used in investing activities was primarily due to a $1.3 billion decrease in net cash invested in acquisitions and was partially offset by a $160.6 million increase in net cash capital expenditures, including year-to-date September 30, 2022 investing activities of ACT and MME.
Net Cash (Used in) Provided by Financing Activities
Comparison Between Year-to-Date September 30, 2022 and 2021 — Net cash used in financing activities increased by $1.6 billion, primarily due to the $1.2 billion reduction in debt proceeds, a $246.3 million increase in repurchases of our common stock, and a $204.0 million increase in net repayments on our Revolver.

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
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2021 Debt Agreement and 2021 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 4.0% as of September 30, 2022) and fixed rate equipment lease financing. Assuming the level of borrowings as of September 30, 2022, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $14.7 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US increased to $5.09 for the third quarter of 2022 from an average of $3.36 in the third quarter of 2021. The weekly average diesel price per gallon in the US increased to $4.99 for the year-to-date period ended September 30, 2022 from an average of $3.16 for year-to-date September 30, 2021. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 9 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended September 30, 2022, and is incorporated by reference herein. Based on management's present knowledge of the facts and (in certain cases) advice of outside counsel, management does not believe that loss contingencies arising from pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2021 Annual Report in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
	(in thousands, except per share data)
July 1, 2022 to July 31, 2022	—	$—	—	$200,041
August 1, 2022 to August 31, 2022	—	$—	—	$200,041
September 1, 2022 to September 30, 2022	—	$—	—	$200,041
Total	—	$—	—	$200,041

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	November 2, 2022	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	November 2, 2022	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant