Form 10-K
period 2022-12-31
Knight-Swift Transportation Holdings Inc.
filed 2023-02-23
CIK 1492691

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
For the fiscal year ended December 31, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35007
__________________________________________________________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2022, the aggregate market value of our common stock held by non-affiliates was $7,327,197,810, based on the closing price of our common stock as quoted on the NYSE as of such date.
There were 160,937,744 shares of the registrant's common stock outstanding as of February 14, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "SEC") are incorporated by reference into Part III of this report.

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2022 ANNUAL REPORT ON FORM 10-K

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2022 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS
The following glossary provides definitions for certain acronyms and terms used in this Annual Report on Form 10-K. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
Annual Report	Annual Report on Form 10-K
2012 ESPP	Employee Stock Purchase Plan, effective beginning in 2012, amended and restated in 2018
2014 Stock Plan	The Company's second amended and restated 2014 Omnibus Incentive Plan
2017 Debt Agreement	The Company's unsecured credit agreement, entered into on September 29, 2017 and amended October 2, 2020, consisting of the 2017 Revolver and 2017 Term Loan, which are defined below
2017 Merger	The September 8, 2017 merger of Knight and Swift, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2017 Revolver	Revolving line of credit under the 2017 Debt Agreement
2017 Term Loan	The Company's term loan under the 2017 Debt Agreement
2018 RSA	Fourth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on July 11, 2018 by Swift Receivables Company II, LLC with unrelated financial entities
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, consisting of the 2021 Revolver and 2021 Term Loans, which are defined below
2021 Prudential Notes	An unsecured credit agreement, entered into on September 3, 2021, maturing October 2023 through January 2028
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement
2021 RSA	Fifth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on April 23, 2021 by Swift Receivables Company II, LLC with unrelated financial entities
2022 RSA	Sixth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 3, 2022 by Swift Receivables Company II, LLC with unrelated financial entities
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, maturing on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2024
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
July 2021 Term Loan	The Company's term loan entered into on July 6, 2021
ACT	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
ASC	Accounting Standards Codification Topic (or subtopic)
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
BSBY	Bloomberg Short-Term Bank Yield Index
COVID-19	Viral strain of a coronavirus which led the World Health Organization to declare a global pandemic in March 2020
C-TPAT	Customs-Trade Partnership Against Terrorism
CSA	Compliance Safety Accountability
DOT	United States Department of Transportation
ELD	Electronic Logging Device
Eleos	Eleos Technologies, LLC
Embark	Embark Technology Inc. and its related entities
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
FASB	United States Financial Accounting Standards Board
FLSA	United States Fair Labor Standards Act
FMCSA	United States Federal Motor Carrier Safety Administration
GAAP	United States Generally Accepted Accounting Principles
GDP	Gross Domestic Product

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2022 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS
The following glossary provides definitions for certain acronyms and terms used in this Annual Report on Form 10-K. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
LIBOR	London InterBank Offered Rate
LTL	Less-than-truckload
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries.
Mohave	Mohave Transportation Insurance Company, a wholly-owned captive insurance subsidiary
MME	RAC MME Holdings, LLC. and its subsidiaries, MME, Inc., Midwest Motor Express, Inc., and Midnite Express Inc.
NASDAQ	National Association of Securities Dealers Automated Quotations
NLRB	United States National Labor Relations Board
NYSE	New York Stock Exchange
Red Rock	Red Rock Risk Retention Group, Inc., a wholly-owned captive insurance subsidiary
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate as administered by the Federal Reserve Bank of New York
SPA	Stock Purchase Agreement
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries.
UTXL	UTXL Enterprises, Inc.
US	The United States of America
Warehousing Co.	Warehousing company, acquired by the Company on January 1, 2020

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
In this Annual Report, forward-looking statements include statements we make concerning:
•our ability to gain market share and adapt to market conditions, the ability of our infrastructure to support future growth, and the ability, desire, and effects of expanding our service offerings, whether we grow organically or through potential acquisitions,
•our ability to recruit and retain qualified driving associates,
•future safety performance,
•future performance of our segments or businesses,
•future capital expenditures, equipment prices and availability, our equipment purchasing or leasing plans (including containers in our Intermodal segment), and mix of our owned versus leased revenue equipment, and our equipment turnover (including expected tractor trade-ins),
•the impact of pending legal proceedings,
•future insurance claims, coverage, coverage limits, premiums, and retention limits,
•the expected freight environment, including freight demand, capacity, and volumes,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, labor supply and relations, and changes in GDP,
•the future impact of COVID-19 (including its variants),
•expected liquidity and methods for achieving sufficient liquidity, including our expected need or desire to incur indebtedness and our ability to comply with debt covenants,
•future fuel prices and availability and the expected impact of fuel efficiency initiatives,
•future expenses, including depreciation and amortizations, interest rates, cost structure, and our ability to control costs,
•future rates, operating profitability and margin, asset utilization, and return on capital,
•future third-party service provider relationships and availability, including pricing terms,
•future contracted pay rates with independent contractors, ability to lease equipment to independent contractors, and compensation arrangements with driving associates,
•future capital allocation, capital structure, capital requirements, and growth strategies and opportunities,
•future share repurchases and dividends,
•future tax rates,
•expected tractor and trailer fleet age, fleet size, and demand for trailer fleet,
•future investment in and deployment of new or updated technology or services,
•future classification of our independent contractors, including the impact of new laws and regulations regarding classification,
•political conditions and regulations, including conflicts, trade regulation, quotas, duties, or tariffs, and any future changes to the foregoing, and
•others.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
During 2022, we covered 1.4 billion loaded miles for shippers throughout North America, contributing to consolidated total revenue of $7.4 billion and consolidated operating income of $1.1 billion. During 2022, the Truckload segment operated an average of 18,110 tractors (comprised of 16,228 company tractors and 1,882 independent contractor tractors) and 74,779 trailers. Our LTL segment operated an average of 3,176 tractors and 8,431 trailers. Additionally, the Intermodal segment operated an average of 613 tractors and 11,786 intermodal containers. Our four reportable segments are Truckload, LTL, Logistics, and Intermodal.
We have historically grown through a combination of organic growth, and through mergers and acquisitions (discussed below). Mergers and acquisitions have enhanced our business and service offerings with additional terminals, driving associates, revenue equipment, and capacity. Our multiple service offerings, capabilities, and transportation modes enable us to transport, or arrange transportation for, general commodities for our diversified customer base throughout the US and Mexico using our equipment, information technology, and qualified driving associates and non-driver employees. We are committed to providing our customers with a wide range of full truckload, LTL, logistics, and intermodal services and continuing to invest considerable resources toward developing a range of solutions for our customers across multiple service offerings and transportation modes. Our overall objective is to provide full truckload, LTL, logistics, and intermodal services that, when combined, lead the industry in margin and growth, while providing efficient and cost-effective solutions for our customers.

Business Combinations and Investments
We became Knight-Swift Transportation Holdings Inc. on September 8, 2017 through the 2017 Merger transaction. Since 1966, we have continuously expanded our nationwide network and our service offerings through organic growth, as well as through the acquisition of twenty-two companies.
See Note 1 and Note 4 in Part II, Item 8 in this Annual Report, for more information regarding the 2017 Merger and our recent acquisitions. See Note 6 in Part II, Item 8 in this Annual Report, regarding our partnership agreements with Transportation Resource Partners and our other equity investments in transportation-related companies.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Industry and Competition
The trucking industry has two primary types of motor carriers: full truckload and LTL. Full truckload carriers represent the largest part of the transportation supply chain for most retail and manufactured goods in North America and typically transport a full trailer (or container) of freight for a single customer from origin to destination without intermediate sorting and handling. By contrast, LTL carriers typically transport multiple shipments from multiple customers in the same trailer (or container). LTL shipments are then sent through a network of service centers where they may be conveyed to other trailers with nearby destinations. Generally, the full truckload industry is compensated based on miles, whereas the LTL industry is compensated based on freight density and length of haul. Overall, the US transportation and logistics industry is large, fragmented, and highly competitive. We compete with thousands of full truckload carriers, most of whom operate significantly smaller fleets than we do, as well as a number of national, regional, and inter-regional LTL carriers. Our trucking segments compete with other motor carriers for the services of driving associates, independent contractors, and management and other employees. To a lesser extent, our intermodal and logistics businesses compete with railroads, LTL carriers, logistics providers, and other transportation companies. Our logistics businesses compete with other logistics companies for the services of third-party capacity providers and management employees.
Our industry has recently encountered the following major economic cycles:

Period	Economic Cycle
2017 — 2019	strong cycle, driven by a record pricing climate through 2018. The industry experienced increased demand through 2018 for transportation services, including contract and non-contract market demand, partially due to a strong retail season. Capacity became tighter in the second half of 2017 and throughout 2018, due to increasing government regulation, the driver shortage, and severe storms interrupting business, among other factors. Capacity increased in the second half of 2018 leading to an oversupply during 2019, lower spot market rates, and downward pressure on contract rates.

2020 — 2021	the COVID-19 pandemic led to a new source of volatility throughout the global market in 2020. Economic activities were significantly curtailed across the nation at the onset of 2020, but began to resume in the second half of the year. Accordingly, demand in the freight market was weak in the beginning of the year and gradually strengthened in the second half of the year. The 2020 freight environment was disrupted, with unpredictable shipping volumes, shifts in pricing, and continued challenges in driver sourcing throughout the year. The COVID-19 pandemic continued to be a source of volatility throughout the global market in 2021 creating supply chain disruptions, increased demand for many products, tight transportation capacity and congestion at ocean ports and rail terminals.

2022	some momentum from 2021 continued into the first quarter of 2022, but much of the year was characterized by uncertainty in the broader economy based on continuing responses to the COVID-19 pandemic abroad, conflicts overseas, waning consumer confidence, and significant inflationary pressures on equipment, fuel, maintenance, labor, and other cost items. Overall consumer demand moderated and shippers worked through inventory overhangs as we experienced ongoing congestion at ports and labor challenges in the rail industry. Capacity, particularly smaller carriers, exited the market rapidly, primarily due to diminished non-contract opportunities and meaningfully higher operating costs, leading to a declining used equipment market. These factors culminated in a muted peak season with fewer spot and project opportunities.
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
•uncertainty in the economic environment, including inflation, rising interest rates, and changing supply chain and consumer spending patterns;
•driver shortages;
•increased insurance costs as significant verdicts and settlement amounts for accident claims impact the industry;
•significant and rapid fluctuations in fuel prices and availability, including in connection with the conflict in Ukraine; and

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
•increased prices for and constrained availability of new revenue equipment, design changes of new engines, advancements in technology of revenue equipment, and volatility in the used equipment sales market.

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

Operating Efficiency and Cost Control
We expect to increase operational efficiencies through the adoption of best practices and capabilities across our brands, as well as the overall size of our company. We operate modern tractors and trailers in order to obtain operating efficiencies and attract and retain driving associates. We believe a generally compatible fleet of tractors and trailers simplifies our maintenance procedures and reduces parts, supplies, and maintenance costs. We regulate vehicle speed, which we believe will maximize fuel efficiency, reduce wear and tear, and enhance safety. We continue to update our fleet with more fuel-efficient post-2014 US EPA emission compliant engines, install aerodynamic devices on our tractors, and equip our trailers with trailer blades, which have led to meaningful improvements in fuel efficiency. We continue to invest capital in new equipment in our Truckload and LTL businesses to take advantage of improvements in tractor cab aerodynamic drag, engine efficiency, and developing fuel saving technologies, including continuing our investment in installing Start-Stop idle reduction technology in substantially all of our tractors to reduce emissions. Our logistics and intermodal businesses focus on effectively optimizing and meeting the transportation and logistics requirements of our customers and providing customers with various sources and modes of transportation capacity across our nationwide service network. We invest in technology that enhances our ability to optimize our freight opportunities while maintaining a low cost per transaction.

Customer Service
We strive to provide superior, on-time service at a meaningful value to our customers and seek to establish ourselves as a preferred transportation solutions provider for our customers. We provide full truckload and LTL capacity for customers in high-density lanes, where we can provide a high level of service, as well as flexible and customized logistics services on a nationwide basis. Our full truckload and LTL services together include dry van, refrigerated, and drayage, dedicated, expedited, and cross-border truckload lanes, customized according to customer needs. Our logistics and intermodal services include brokerage, intermodal, and certain logistics, freight management, and non-trucking services, which provide various shipping alternatives and transportation modes for customers by leveraging our extensive trailer fleet and utilizing our expansive network of third-party capacity providers and rail partners. We price our full truckload, LTL, logistics, and intermodal services commensurately with the level of service our customers require and market conditions. By providing customers a high level of service, we believe we avoid competing solely based on price.

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

LTL Segment
Our LTL segment was established in 2021 by the ACT and MME acquisitions. Our operating strategy for our LTL segment is to provide regional direct service and serve our customers' national transportation needs by utilizing key partner carriers for coverage areas outside of our network. Significant investment is needed to establish and maintain a network of LTL service centers. The substantial fixed costs and capital expenditures required for LTL carriers make it challenging for new entrants or small operators to effectively compete with established carriers. We plan to grow the LTL segment through organic growth and acquisitions and believe a national expansion effort will provide enhanced value to our customers. Our business strategy includes the continuous evaluation of yield management from each customer's commodity mix and shipping volume in their corresponding lanes. Additionally, a key component of our strategy is our focused effort with respect to improving utilization of our people, technology, and other resources to maximize operational efficiency while ensuring our customers' freight is delivered safely and timely.

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

Strengthening our customer relationships
We market our services to both existing and new customers who value our broad geographic coverage, suite of transportation and logistics services, and industry-leading full truckload and LTL capacity and freight lanes that complement our existing operations. We seek customers who will diversify our freight base. We market our Truckload and LTL dry van, refrigerated, drayage, brokerage, and intermodal services, including dedicated and cross-border services within those offerings, to logistics customers seeking a single-source provider of multiple services but do not currently take advantage of our full array of transportation solutions.

Improving asset productivity
We focus on improving the revenue generated from our tractors and trailers without compromising safety. We anticipate that we can accomplish this objective through increased miles driven and rate per mile in our Truckload businesses. In our LTL business, our primary focus is increasing density, realizing efficiencies from connecting our ACT and MME networks, and obtaining appropriate yield, measured by revenue per hundredweight.

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

Expanding existing Truckload terminals and LTL door count
Historically, a substantial portion of our Truckload revenue growth has been generated by our expansion into new geographic regions through the opening of additional terminals. Although we continue to seek opportunities to further increase our Truckload business in this manner, our primary focus is on developing and expanding our existing terminals by strengthening our customer relationships, recruiting qualified driving associates and non-driver employees, adding new customers, and expanding the range of transportation and logistics solutions offered from these terminals. With our acquisitions of ACT and MME we have created a super-regional LTL footprint and continue to seek opportunities to expand our door count.

Diversifying our service offerings	We are committed to providing our customers a broad and growing range of full truckload, LTL, logistics, and intermodal services and continue to invest considerable resources toward developing a range of solutions for our customers. We believe that these offerings contribute meaningfully to our results and reflect our strategy to bring complementary services to our customers to assist them with their supply chain needs. We plan to continue to leverage our nationwide footprint and expertise to add value to our customers through our diversified service offerings.

Customers and Marketing
Marketing
Our marketing mission is to be a strategic, efficient transportation capacity partner for our customers by providing transportation and logistics solutions customizable to the unique needs of our customers. We deliver these capacity solutions through our network of owned assets, independent contractors, third-party capacity providers, and rail providers. The diverse and premium services we offer provide a comprehensive approach to supply chain solutions for our customers. At December 31, 2022, we had a sales staff of approximately 200 individuals across the US and Mexico, who work closely with management to establish and expand accounts. Our sales and marketing leaders are members of our senior management team, who are assisted by other sales professionals in each segment. Our sales team emphasizes our industry-leading service, environmental leadership, and our ability to accommodate a variety of customer needs, provide consistent capacity, and financial strength and stability.
Customers
Our customers are typically large corporations in the retail (including discount and online retail), food and beverage, consumer products, paper products, transportation and logistics, housing and building, automotive, and manufacturing industries. Many of our customers have extensive operations, geographically distributed locations, and diverse shipping needs.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
We strive to maintain a diversified customer base. Services provided to our largest customer generated 13.1% and 16.1% of total revenue in 2022 and 2021, respectively. Revenue generated by our largest customer is reported in each of our reportable operating segments. No other customer accounted for 10% or more of total revenue in 2022 or 2021.
Our top 25 customers drive a substantial portion of our total revenue, as follows:
•In 2022, our top 25, top 10, and top 5 customers accounted for 48.5%, 36.1%, and 26.8% of our total revenue, respectively.
•In 2021, our top 25, top 10, and top 5 customers accounted for 54.9%, 40.9%, and 29.4% of our total revenue, respectively.

Revenue Equipment
We operate a modern fleet of company tractors to help attract and retain driving associates, promote safe operations, and reduce maintenance and repair costs.
In 2022, we obtained the majority of our revenue equipment through cash purchases, and in the future, we will continue to monitor leasing opportunities. We typically obtain tractors and trailers manufactured to our specifications in order to meet a wide variety of customer needs. Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driving associate comfort, and resale value. We maintain strong relationships with our equipment vendors and have the financial flexibility to react as market conditions dictate.
Our current approach is to replace our tractors between three years and nine years after purchase and to replace our trailers every seven or more years. Changes in the current market for used tractors and trailers, regulatory changes, and difficult market conditions faced by tractor and trailer manufacturers, which have recently resulted in constrained availability of revenue equipment, may result in price increases that may affect the period of time for which we operate our equipment.
Our newer equipment has enhanced features, which we believe tends to lower the overall life cycle costs by reducing safety-related expenses, lowering repair and maintenance expenses, improving fuel economy, and improving driving associate satisfaction. In 2023 and beyond, we will continue to monitor the appropriateness of this relatively short tractor trade-in cycle against the lower capital expenditure and financing costs of a longer tractor trade-in cycle, based on current and future business needs.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Human Capital
Employees
The strength of our company is our people, working together with common goals. There were approximately 28,100 full-time employees in our total headcount of approximately 28,500 employees as of December 31, 2022, which was comprised of:

Company driving associates (including driver trainees)	19,500
Technicians and other equipment maintenance personnel	1,600
Corporate and terminal leadership and support personnel	7,400
Total	28,500

As of December 31, 2022, we had approximately 1,500 Trans-Mex driving associates in Mexico that were represented by a union.
Company Driving Associates
We recognize that the recruitment, training, and retention of a professional driving associate workforce, which is one of our most valuable assets, is essential to our continued growth and meeting the service requirements of our customers. In order to attract and retain safe driving associates who are committed to the highest levels of customer service and safety, we focus our operations for driving associates around a collaborative and supportive team environment. To help retain driving associates we provide late model and comfortable equipment, direct communication with management, competitive wages and benefits, and other incentives designed to encourage driving associate safety, retention, and long-term employment. Some examples of these incentive programs include our Million Miler, military apprenticeship, and Drive for a Degree programs. To help recruit drivers, we have established various driving academies across the US. Our academies are strategically located in areas where external driver-training organizations were lacking. In other areas of the US, we have contracted with driver training schools, which are managed by third parties. There are certain minimum qualifications for candidates to be accepted into the academy, including passing the DOT physical examination and drug/alcohol screening.
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
Diversity, Equity, and Inclusion
Diversity, equity, and inclusion are pillars supporting our innovative culture. We are committed to fostering a diverse workforce and an inclusive environment, which we believe allows us to leverage the effects of diversity to achieve a competitive business advantage. These efforts are evidenced in our hiring practices and employee training programs. Additionally, our diversity and inclusion networks demonstrate that when diverse voices and perspectives are heard, unique, powerful, and creative solutions are the result. It is with this commitment in mind that we build upon our Employee Resource Groups ("ERG"s) now and in the immediate future. Sponsored and supported by leadership, our ERGs as of December 31, 2022 include the Women in Leadership Network, Somos for LatinX employees and allies, and Inspire, a resource group intended to support Black and African American employees and allies. These, and additional groups launching soon, are integral to ensuring different voices and perspectives contribute to our strategy for long-term profitable growth.
Succession Planning and Talent Management
We regularly review talent development and succession plans to identify and develop a pipeline of talent to maintain business operations. We understand the potential costs and risks of bringing in an outside executive officer in today’s environment, and that businesses are often, but not always, more successful in promoting internal

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
Independent Contractors
In addition to our employed driving associates, we enter into contractor agreements with third parties who own and operate tractors (or hire their own driving associates to operate the tractors) that service our customers. We pay these independent contractors for their services, based on a contracted rate per mile. By operating safely and productively, independent contractors can improve their own profitability and ours. Independent contractors are responsible for most costs incurred for owning and operating their tractors. In 2022, independent contractors comprised 8.6% of our total fleet, as measured by average tractor count.

Safety and Insurance
Safety
We are committed to safe and secure operations. We conduct an intensive driver qualification process, including defensive driving training. We require prospective drivers to meet higher qualification standards than those required by the DOT, including extensive background checks and hair follicle drug testing. We regularly communicate with drivers to promote safety and instill safe work habits through effective use of various media and safety review sessions. We dedicate personnel and resources to ensure safe operation and regulatory compliance. We employ technology to assist us in managing risks associated with our business. We have event recorders in substantially all of our tractors, which are used daily by drivers and operations leaders to provide feedback and coaching in regard to driving behaviors. In addition, we have an innovative recognition program for driver safety performance and emphasize safety through our equipment specifications and maintenance programs. Our Corporate Directors of Safety review all accidents and report weekly to leadership.
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

Fuel
We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies and reduce our Truckload and LTL fuel costs. Additionally, we utilize a fuel surcharge program to pass a majority of increases in fuel costs to our customers. In 2022, we purchased 21.4% of our fuel in bulk at our locations across the US and Mexico. We purchased substantially all of the remainder through a network of retail truck stops with which we have negotiated volume purchasing discounts. The volumes we purchase at terminals and through the fuel network vary based on procurement costs and other factors. We seek to reduce our fuel costs by routing our driving associates to

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
truck stops when fuel prices at such stops are more affordable than the bulk rate paid for fuel at our terminals. We primarily store fuel in above-ground storage tanks at most of our other bulk fueling terminals. We believe that we are sufficiently in compliance with applicable environmental laws and regulations relating to the storage and dispensing of fuel.

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
In February 2018, California's ARB approved California Phase 2 standards that generally align with the federal Phase 2 standards, (discussed in further detail below), with some minor additional requirements, and which would stay in place even if the federal Phase 2 standards are affected. In February 2019, the California Phase 2 standards became final.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
In June 2020, ARB passed the Advanced Clean Trucks ("ACT") regulation, requiring original equipment manufacturers to begin shifting towards greater production and sales of zero-emission heavy duty tractors starting in 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. The most aggressive ACT standards apply to Class 4-8 trucks, which range from 14,000-33,000 pounds, by requiring that 9% of such trucks be zero emission beginning in 2024 and increasing to 75% by 2035. Similar (albeit lower) increasing zero emission requirements apply to Class 2b-3 trucks, and Class 7-8 trucks between 2024 and 2035. Among other impacts, ACT could affect the cost and/or supply of traditional diesel tractors. It has also led to similar legislation in other states, with Oregon, Washington, New York, New Jersey, and Massachusetts already adopting ACT, and a number of other states either considering adoption of ACT or affirmatively conducting a preliminary rulemaking process to that effect. ARB is also in the process of considering and finalizing what is known as the Advanced Clean Fleets (“ACF”) regulation, also aimed at transitioning to zero emission vehicles beginning in 2024. ACF is a purchase requirement for medium and heavy-duty fleets to adopt an increasing percentage of zero emission trucks, designed to complement the sell-side obligations of ACT. The proposed ACF regulations, generally set to begin in January 2024, apply to three categories of fleet operators: (1) high priority fleets who meet certain thresholds of trucks or revenue (including fleets that operate 50 or more trucks, or generate $50 million or more in gross annual revenue), (2) drayage fleets, and (3) state and local government public fleets. For high priority fleets who meet the applicable thresholds, compliance can be achieved by either (i) ensuring that all new vehicles added to the fleet be zero emission, and removing older vehicles once their statutory useful life is reached, or (ii) meeting certain fleet composition requirements (e.g., percentage of zero emission vehicles in the fleet) by certain dates, with the percentage of zero emission vehicles increasing over time, and resulting in 100% zero emission fleets by 2042 (or earlier for certain classes of vehicles). As with ACT, adoption and implementation of ACF could materially and negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.
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
In August 2016, the EPA and NHTSA announced the final rule regarding Phase 2, which builds upon Phase 1, and would apply to certain trailer types beginning with model-year 2018 for EPA standards (voluntary for NHTSA standards through model-year 2020). Tractors and certain trailer types would be subject to the Phase 2 standards beginning with model-year 2021, increasing in stringency through model-year 2024, and phasing in completely by model-year 2027. This rule marks the first time federal mandates will be applied to trailers, with respect to aerodynamics and low-rolling resistance tires. The final rule was effective in December 2016, but has since been subject to challenges and delays. In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment), which proposal has not been resolved. Additionally, implementation of the Phase 2 Standards as they relate to trailers has been challenged in the US Court of Appeals for the District of Columbia. In November 2021, a panel for the US Court of Appeals for the District of Columbia ruled in favor of the association challenging the standards and vacated all portions of the Phase 2 Standards that applied to trailers. As a result, the Phase 2 Standards will only require reductions in emissions and fuel consumption for tractors. The Company’s new tractor purchases in 2022 complied with the emission and fuel consumption reductions required by the Phase 2 Standards.
Even though the trailer provisions of the Phase 2 standards have been removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 standards.
In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. In March 2022, the EPA issued a proposed rule that included nitrogen oxide emission standards which are more stringent than the Phase 2 Standards for certain heavy-duty motor vehicles. In December 2022, the EPA adopted a final rule that reflected a compromise of the options previously proposed, with new emissions standards of nitrogen oxides for heavy-duty motor vehicles beginning with model year 2027 being more than 80% stronger than current emission standards, with the intent to reduce heavy-duty emissions by almost 50% from today’s levels by 2045. The EPA has indicated that the December 2022 rule is the first part of a multi part plan focusing on greenhouse gas emissions, which is commonly referred to as the “Cleaner Trucks Initiative,” or the “Clean Trucks Plan.” The EPA has indicated that it plans to release proposals for the remaining steps in the Clean Trucks Plan by the end of March 2023 and is targeting 2027 for these new standards to take effect. The EPA has

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
also previously indicated it is working on enacting additional, more stringent, greenhouse gas emission standards (beginning with model year 2030 vehicles) by the end of 2024.
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

Industry Regulation
Our operations are regulated and licensed by various federal, state, and local government agencies in North America, including the DOT, the FMCSA, and the US Department of Homeland Security, among others. Our company, as well as our driving associates and independent contractors, must comply with enacted governmental regulations regarding safety, equipment, and operating methods. Examples include regulation of equipment weight, equipment dimensions, driver hours-of-service, driver eligibility requirements, including drug and alcohol testing, on-board reporting of operations, and ergonomics. The following discussion presents recently enacted federal, state, and local regulations that could have an impact on our operations.
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
Commercial Driver's License Drug and Alcohol Clearinghouse — In December 2016, the FMCSA amended the Federal Motor Carrier Safety Regulations to establish requirements of the Commercial Driver's License Drug and Alcohol Clearinghouse, a database under its administration containing information about violations of the FMCSA's drug and alcohol testing program for holders of commercial driver's licenses. The final rule became effective in January 2017, with a compliance date in January 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading or transferring a commercial driver's license. This new action allowed states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023. The compliance date of January 2020 remained in place for all other requirements set forth in the Clearinghouse final rule, however. Upon implementation, the rule may reduce the number of available drivers in an already constrained driver market. Pursuant to a new rule finalized by the FMCSA, beginning in November 2024 states will be required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver’s license and must revoke a driver’s commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
In September 2020, the Department of Health and Human Services ("DHHS") announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral fluid test if a hair test is positive, if a donor is unable to provide a sufficient amount of hair for faith-based or medical reasons, or due to an insufficient amount or length of hair. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in prior court cases. In 2022, an industry group known as the Trucking Alliance, of which the Company is a member, sought an exemption from the FMCSA that would allow positive hair specimen tests to be uploaded into the FMCSA Drug and Alcohol Clearinghouse. This request was denied by the FMCSA, however, noting they cannot act until the DHHS finalizes these guidelines. Additionally, in February 2022 the DOT issued a Notice of Proposed Rulemaking that would include oral fluid testing as an alternative to urine testing for purposes of the DOT’s drug testing program, with a goal of improving the integrity and effectiveness of the drug testing program, along with potential cost savings to regulated parties. Public comment on the proposed rule closed in April 2022, with industry participants generally being in favor. It is unclear if, and when, a final rule may be put in place, however. Any final rule may reduce the number of available drivers. We currently perform hair follicle testing and will continue to monitor any developments in this area to ensure compliance. Finally, federal drug regulators have announced a proposal to add fentanyl to a drug testing panel that would detect the use of such drug among safety-sensitive federal employees, which would include truck drivers if adopted by the DOT. If the proposal is accepted, DHHS expects to add fentanyl to the testing panel as early as the first quarter of 2023.
Entry-Level Driver Training — In December 2016, the FMCSA established new minimum training standards (the "ELDT Regulations") which unified curriculum to be followed and completed by certain individuals applying for (or upgrading) a Class A or Class B commercial driver's license, or obtaining a hazardous materials, passenger, or school bus endorsement on their commercial driver's license. Such individuals are subject to the entry-level driver training requirements and must complete a prescribed curriculum of theory and behind-the-wheel instruction prior to taking the skills test. The final rule had an initial compliance date in February 2020. However, in May 2020, the FMCSA approved an interim rule delaying implementation of the ELDT Regulations by two years, which extended the compliance date until February 2022. Now that the rule is effective, training schools and other programs (including ours) are required to implement the prescribed curriculum and register with the FMCSA's Training Provider Registry to certify that their program meets the classroom and driving standards. We will also be required to comply with this rule in the course of operating our driving schools. The effect of these rules could result in a decrease in fleet production and driver availability or an increase in the time and expense required to operate or expand our driving academies and driver training programs (or both), any of which could adversely affect our business, operations or profitability.
Infrastructure Investment and Jobs Act ("IIJA"); Brokerage Operations
Among other things, the Infrastructure Investment and Jobs Act ("IIJA"), signed into law by President Biden in November 2021, created an apprenticeship program for drivers ages 18 to 20 years old to eventually qualify to drive commercial trucks in interstate commerce. The FMCSA announced the establishment of this apprenticeship program in January 2022 in an effort to begin to help the industry’s ongoing driver shortage. This program, known as the Safe Driver Apprenticeship Pilot Program, is open to 18 to 20-year-old drivers who already hold intrastate commercial driver’s licenses and sets a strict training regimen for participating drivers and carriers to comply with. Motor carriers interested in participating must complete an application for participation and submit monthly data on an apprentice’s driver activity, safety outcomes, and additional supporting information. The Safe Driver Apprenticeship Pilot Program is limited to 3,000 driver-apprentices at any given time, with new driver-apprentices allowed into the program to replace those that leave or age out. It remains unclear whether any regulatory changes will stem from the apprenticeship program.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
The IIJA also required that the FMCSA clarify the differences between brokers, bona fide agents, and dispatch services, and to further specify its interpretation of the definitions of “broker” and “bona fide agents.” As such, and in an attempt to rein in companies engaging in brokerage services without proper FMCSA authority, the FMCSA issued interim guidelines in November 2022, which, among other things, (i) contained a multitude of factors relevant to determining whether a dispatch service actually requires brokerage authority, (ii) clarified that operating as an unauthorized broker carries civil penalties of up to $10,000 per violation, and (iii) clarified that the handling of funds in shipper-motor carrier transactions is an important consideration (pointing towards a broker designation) in the determination of whether someone is a broker or simply an agent. The FMCSA also clarified, however, that any determination will be highly fact specific and will entail determining whether the person or company is engaged in the allocation of traffic between motor carriers. Certain of the Company’s subsidiaries currently hold FMCSA brokerage authority, so while the impact of this guidance remains to be seen, the Company does not currently anticipate an adverse impact on its operations. Additionally, in a January 2023 Notice of Proposed Rulemaking, the FMCSA proposed more oversight of truck brokers, freight forwarders, and the surety bond and trust companies that back them. The Notice of Proposed Rulemaking considers regulatory modifications in five areas: (i) assets readily available, (ii) immediate suspension of broker/freight forwarder operating authority, (iii) surety or trust responsibilities, (iv) enforcement authority, and (v) entities eligible to serve as BMC-85 trustees. Among other changes, the proposal would allow brokers or freight forwarders to meet regulatory requirements to have “assets readily available” by maintaining trusts that meet certain criteria, including that they can be liquidated within seven calendar days of an event that triggers a payment from the trust. The proposal also stipulates that “available financial security” falls below $75,000 when there is a drawdown on the broker or freight forwarder’s surety bond or trust fund. Adoption of these changes could negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.
Hours-of-service
From time to time, the FMCSA proposes and implements changes to regulations impacting hours-of-service. Such changes can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our driving associates and independent contractors may operate and/or disrupting our network. No such changes are currently proposed. However, in August 2019, the FMCSA issued a proposal to make changes to its hours-of-service rules that would allow truck drivers more flexibility with their 30-minute rest break and with dividing their time in the sleeper berth. It also would extend by two hours the duty time for drivers encountering adverse weather and extend the shorthaul exemption by lengthening the drivers’ maximum on-duty period from 12 hours to 14 hours. In June 2020 the FMCSA adopted a final rule substantially as proposed, which became effective September 2020. Certain industry groups have challenged these rules in court, and while the FMCSA's final rule has been upheld, it remains unclear if industry or other groups will bring additional challenges against the FMCSA's final rule. Any future changes to hours-of-service regulations could materially and adversely affect our operations and profitability.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
CSA — In December 2010, the FMCSA introduced CSA, an enforcement and compliance model that ranks carriers on seven categories of safety-related data. The seven categories of safety-related data, currently include Unsafe Driving, Hours-of-Service Compliance, Driver Fitness, Controlled Substances/Alcohol, Vehicle Maintenance, Hazardous Materials Compliance, and Crash Indicator, (such categories known as "BASICs"). Carriers are grouped by category with other carriers that have a similar number of safety events (i.e. crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile or score to prioritize them for interventions if they are above a certain threshold.
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
Currently, CSA scores generally do not have a direct impact on a carrier's safety rating.  However, the occurrence of unfavorable scores in one or more categories may affect driving associate recruiting and retention by causing qualified driving associates to seek employment with other carriers, cause our customers to direct their business away from us and to carriers with more favorable scores, subjecting us to an increase in compliance reviews and roadside inspections, or cause us to incur greater than expected expenses in our attempts to improve unfavorable scores, any of which could adversely affect our results of operations and profitability.
Safety Fitness Determination — In January 2016, the FMCSA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register, regarding carrier safety fitness determination. The NPRM proposed new methodologies that would have determined when a motor carrier was not fit to operate a commercial motor vehicle. Based on public feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the NPRM related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when, or under what form any such rule could be implemented. Additionally, the FMCSA is conducting a study on the causation of large-truck crashes, which is expected to gather data through 2024. Although it remains unclear whether such a study will ultimately be completed, the results of such a study could spur further proposed and/or final rules in regards to safety and fitness.
Equipment Developments
In May 2021, the Cullum Owings Large Truck Safe Operating Speed Act was reintroduced into the US House of Representatives and would require commercial motor vehicles with a gross weight of more than 26,000 pounds to be equipped with a speed limiter that would limit the vehicle's speed to no more than 65 miles per hour. Whether this legislation will ultimately become law is uncertain. Furthermore, in April 2022, the FMCSA issued a notice of intent announcing its intention to propose a rule during 2023 which will require certain commercial vehicles to be equipped with speed limiters. While we electronically govern the speed of substantially all of our company tractors, such legislation could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.
For safety, we electronically govern the speed of substantially all of our company tractors. Additionally, our independent contractor agreements include statements that independent contractors must comply with the Company's speed policy.
In September 2022, the FMCSA issued an advance Notice of Proposed Rulemaking that would require fleets and independent contractors to equip their trucks with unique electronic identification systems designed to streamline roadside inspections and provide transparency and accountability in day-to-day trucking operations. The petition was generally disfavored by transportation industry participants, citing, among other things, the petition’s failure to address privacy and data security risks. It remains to be seen what rules, if any, may stem from this notice.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
In February 2023, the FMCSA issued a supplemental Notice of Proposed Rulemaking requesting additional information on automated driving systems (“ADS”) and seeking comment on regulatory approaches that would enable it to obtain relevant safety information and the current and anticipated size of the population of carriers operating ADS-equipped commercial motor vehicles. Public comment on the supplemental notice will remain open until March 2023, and it remains to be seen, what, if any, final rules will stem therefrom.
The FMCSA, in conjunction with the NHTSA, have announced their intention to propose a rule for performance standards and maintenance requirements for automatic emergency braking on heavy trucks. Such proposal is anticipated as early as March 2023, but it remains uncertain what exactly it may require, and whether a final rule will ultimately be put into place.
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
Legislation Regarding Independent Contractors
Tax and other regulatory authorities, as well as independent contractors themselves, have sought in the past to assert that independent contractors in the trucking industry are employees rather than independent contractors.  Federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are also found to have violated employees' overtime or wage requirements. Most recently, the Protecting the Rights to Organize ("PRO") Act was passed by the US House of Representatives and received by the US Senate in March 2021, and remains with the Senate’s Committee on Health, Education, Labor, and Pensions. The PRO Act proposes to apply the "ABC Test" for classifying workers under Federal Fair Labor Standards Act claims. Additionally, in October 2022, the Department of Labor proposed a new rule regarding independent contractor classification, which if adopted, would evaluate an employer’s relationship with workers under six categories to determine whether such worker should be classified as an independent contractor based on a totality of the circumstances and the economic realities of such relationship. It is unknown whether the proposed legislation will become law as currently written or whether any resulting law will include industry-based exemptions. Additionally, federal legislators have sought to:
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
How AB5 will be enforced is still to be determined. In January 2021, the California Supreme Court ruled that the ABC Test could apply retroactively to all cases not yet final as of the date the original decision was rendered, April 30, 2018. While it was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association ("CTA") went forward with its suit seeking to invalidate AB5. The Ninth Circuit Court of Appeals rejected the reasoning behind the injunction in April 2021, ruling that AB5 is not pre-empted by federal law, but granted a stay of the AB5 mandate in June 2021, preventing its application and temporarily continuing the injunction, while the CTA petitioned the US Supreme Court to review the decision. In November 2021, the US Supreme Court requested that the US solicitor general weigh in on the case. The injunction remained in place until the US Supreme Court declined to hear the matter. As a result, the injunction was lifted and retroactively placed AB5 into law as of January 2020. While the stay of the AB5 mandate provided temporary relief to the enforcement of AB5, the CTA and other industry groups are continuing to bring challenges against AB5 and it remains unclear whether the CTA or other industry groups will ultimately be successful in receiving future injunctions or in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Other Regulation
Inflation Reduction Act
President Biden has indicated his intent to make a green infrastructure package a top priority for his administration. In August 2022, the Inflation Reduction Act of 2022 was signed into law by President Biden. Among other considerations, the Inflation Reduction Act contains provisions relating to energy, climate change, and tax reform. In particular, the Inflation Reduction Act shifts timing for certain tax payments, imposes an excise tax on certain corporate stock buybacks, and creates a 15% corporate alternative minimum tax, which is generally applicable to corporations that reported over $1 billion in profits in each of the three proceeding tax years. Tax changes in the Inflation Reduction Act, together with changes to any other U.S. tax laws may have an adverse impact on our business and profitability. It is unclear what other legislative initiatives will be signed into law and what changes they may undergo. However, adoption and implementation could negatively impact our business by increasing our compliance obligations and related expenses.
Truck Parking
In November 2022, Senate lawmakers introduced legislation that would set aside grant funds over four years to expand truck parking across the United States. Such legislation would allow for the creation of new parking areas, the expansion of existing facilities, and the approval of commercial parking at existing weigh stations, rest areas, and park-and-ride facilities. It would also allow for truck parking expansion at commercial truck stops and travel plazas. Industry groups are generally in favor of the bill, as a lack of available parking has negatively impacted the industry as a whole, including the Company and its subsidiaries.
Brokerage Liability
In June 2022, the US Supreme Court declined to review a Ninth Circuit Court of Appeals decision involving a personal injury suit alleging that a freight broker had liability for an accident because it breached its duty to select a competent contractor to transport the load in question. In its petition to the US Supreme Court, the broker unsuccessfully argued that the Ninth Circuit’s decision improperly disallowed federal pre-emption, and would expose freight brokers to a patchwork of state regulations across the United States. This development potentially calls into question freight brokers’ ability to rely on federal agency standards in selecting motor carriers, given the carrier involved in the accident was allegedly in good standing with the FMCSA when it was chosen to transport the load. It could also lead to primary (as opposed to contingent) liability being imposed upon freight brokers, and increased insurance premiums for brokerage operations generally. Although we are committed to selecting safe and secure motor carriers in carrying out our brokerage activities, if we are found to be negligent in the motor carrier selection process it could lead to significant liabilities in the event of an accident, which could have a materially adverse effect on our business and operating results.
IIJA
The IIJA was signed into law by President Biden in November 2021. The roughly $1.2 trillion bill contains an estimated $550 billion in new spending, which will impact transportation. In particular, it dedicates more than $100 billion for surface transportation networks and roughly $66 billion for freight and passenger rail operations. Provisions in the law specific to trucking are discussed above. It otherwise remains unclear how the IIJA will be implemented into and affect our industry in the long term. The IIJA may result in increased compliance and implementation related expenses, which could have a negative impact on our operations.
SHIP IT Act
In January 2023, the Safer Highways and Increased Performance for Interstate Trucking Act (the “SHIP IT Act”) was introduced into the US House of Representatives. As proposed, the SHIP IT Act would allow states to issue special permits for overweight vehicles and loads during emergencies, allow drivers to apply for Workforce Innovation and Opportunity Act grants, attempt to recruit truck drivers to the industry through targeted and temporary tax credits, streamline the CDL process in certain respects, and expand access to truck parking and rest areas for commercial drivers. It remains unclear whether the SHIP IT Act will ultimately become law, however, and what changes it may undergo prior finalization.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
Regulatory Impacts from COVID-19
Given COVID-19’s considerable effect on our nation and the transportation industry, the FMCSA previously issued and extended various temporary measures in response to the COVID-19 pandemic. However, as additional tools, protective equipment, policies, practices, and medicines have been developed in response to COVID-19, in October 2022, the FMCSA ended the hours of service waiver previously issued with respect to certain types of shipments, such as, livestock, medical supplies, vaccines, groceries, and diesel fuel. Although to date these response measures have largely been enacted in order to assist industry participants in operating under adverse circumstances, any further responsive measures or the lapsing of temporary measures previously enacted, remain unclear and could have a negative impact on our operations.
In November 2021 the US Department of Labor’s Occupational Safety and Health Administration ("OSHA") published an emergency temporary standard (the "Emergency Rule") requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work. The Emergency Rule has been blocked by the US Supreme Court and was subsequently withdrawn by OSHA in January 2022. Effective January 2022, the US prohibited unvaccinated foreign citizens from entering the country. The US Transportation Security Administration subsequently extended the travel prohibition for unvaccinated foreign citizens until April 10, 2023. Furthermore, effective January 2022, and until October 1, 2022, Canada prohibited unvaccinated foreign citizens, including US citizens, from crossing their border. These border requirements, as well as any future vaccination, testing or mask mandates that are allowed to go into effect, could, among other things, (i) cause our unvaccinated employees (particularly our unvaccinated driving associates) to go to smaller employers, if such employers are not subject to future mandates, or leave the trucking industry, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated driving associates, (iii) result in increased costs for recruitment and retention of driving associates, including the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain driving associates. Any future vaccination, testing or mask mandates that apply to driving associates could significantly reduce the pool of driving associates available to us and our industry, which would further impact the ongoing extreme shortage of available driving associates. Accordingly, any vaccination, testing or mask mandates, if allowed to go into effect, could have a material adverse effect on our business, financial condition, and results of operations.

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
*Public Health

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
We are subject to risk with respect to higher prices for new equipment for our full truckload and LTL operations. We have experienced an increase in prices for new tractors and trailers over the past few years, a significant increase in costs in recent quarters, and the resale value of the tractors and trailers has not increased to the same extent. Increased regulation has increased the cost of our new tractors and could impair equipment productivity, in some cases, resulting in lower fuel mileage, and increasing our operating expenses. Future use of autonomous tractors could increase the price of new tractors and decrease the value of used, non-autonomous tractors. We expect to continue to pay increased prices for equipment and incur additional expenses for the foreseeable future.
Furthermore, a decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet.
Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts. Tractor and trailer manufacturers are still experiencing periodic shortages of certain components and supplies, including semiconductor chips, forcing some manufacturers to curtail or suspend their production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.
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
We are sensitive to the used equipment market and fluctuations in prices and demand for tractors and trailers. The market for used equipment is affected by several factors, including the demand for freight, the supply of new and used equipment, the availability and terms of financing, the presence of buyers for export to foreign countries, and commodity prices for scrap metal. Declines in demand for the used equipment we sell could result in diminished sales volumes or lower used equipment sales prices, either of which could negatively affect our gains on sales of assets. We have seen a softening of the used equipment market recently.
If fuel prices increase significantly or fuel availability becomes scarce, our results of operations could be adversely affected.
Our full truckload and LTL operations are dependent upon diesel fuel, and accordingly, significant increases in diesel fuel costs or decreases in availability of fuel could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.
The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics, and other market factors. Fuel is subject to regional pricing differences and often costs more on the West Coast and in the Northeast, where we have significant operations. While we use a fuel surcharge program to recapture a portion of the increases in fuel prices it does not protect us against the full effect of increases in fuel prices. Because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. Our results of operations would be negatively affected and more volatile to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program. In 2022, certain isolated

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
regions of the US experienced short-term shortages of diesel fuel. Any widespread or long-term shortage or rationing of diesel fuel, could materially and adversely affect our results of operations.
The conflict between Russia and Ukraine, expansion of such conflict to other areas or countries or similar conflicts could adversely impact our business and financial results.
Although we do not have any direct operations in Russia, Belarus, or Ukraine, we may be affected by the broader consequences of the Russia and Ukraine conflict or expansion of such conflict to other areas or countries or similar conflicts elsewhere, such as, increased inflation, supply chain issues, including access to parts for our revenue equipment, embargoes, geopolitical shift, access to diesel fuel, higher energy prices, potential retaliatory action by the Russian or other governments, including cyber-attacks, and the extent of the conflict’s effect on the global economy. The magnitude of these risks cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein. Ultimately, these or other factors could materially and adversely affect our results of operations.
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
Historically, acquisitions have been a part of our growth strategy. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we do not make any future acquisitions, our growth rate could be materially and adversely affected. Any future acquisitions we undertake could involve issuing dilutive equity securities or incurring indebtedness, the terms of which may be less favorable to us than anticipated. In addition, acquisitions involve numerous risks, any of which could have a materially adverse effect on our business and results of operations, including:
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
•the potential need for additional capital, including for terminals and equipment;
•customer relationships may be difficult to obtain or retain, or we may have to reduce rates to gain and develop customer relationships;
•specialized equipment and information and management systems technology may not be adequately utilized;
•insurance and claims may exceed our past experience or estimations; and
•we may be unable to recruit and retain qualified personnel and management with requisite experience or knowledge of our logistics services, LTL operations, and other developing service offerings.
We derive a significant portion of our revenues from our major customers, the loss of one or more of which could have a materially adverse effect on our business.
A significant portion of our operating revenue is generated from a number of major customers, the loss of one or more of which could have a materially adverse effect on our business. Refer to Part I, Item 1, "Business" for information regarding our customer concentrations. Aside from our dedicated operations, we generally do not have long-term contractual relationships, rate agreements, or minimum volume guarantees with our customers. There is no assurance any of our customers will continue to utilize our services, renew our existing contracts, continue at the same volume levels, or not seek to modify terms of existing contracts. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business, financial condition, and results of operations.
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
Our intermodal operations use railroads and some third-party drayage carriers to transport freight for our customers, and intermodal dependence on railroads could increase as intermodal services expand. In certain markets, rail service is limited to a few railroads or even a single railroad. Intermodal providers have experienced poor service from providers of rail-based services in the past. Our ability to provide intermodal services in certain traffic lanes would be reduced or eliminated if the railroads' services became unstable. Railroads could reduce their services in the future for various reasons, which may include work stoppages insufficient network capacity, adverse weather conditions, accidents, or other factors, which could increase the cost of the rail-based services we provide, create cargo claims and could reduce the reliability, timeliness, efficiency, and overall attractiveness of our rail-based intermodal services. Beginning in the third quarter of 2022, our intermodal operations have been negatively impacted by threats of labor strikes across the rail industry. Although labor challenges in the rail industry appear to have softened, any heightened threat of a work stoppage or actual strike among rail employees could significantly reduce or even halt operating capacity of our intermodal operations, which could have a materially adverse effect on

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
our business, financial condition, and results of operations. Furthermore, price increases could result in higher costs to us, which we may be unable to pass on to our customers and could result in the reduction or elimination of our ability to offer intermodal services. In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, obtain multiple providers, or obtain railroad services at current cost levels, any of which could limit our ability to provide this service.
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
Difficulty in attracting and retaining sufficient numbers of qualified driving associates, independent contractors, and third-party capacity providers, could have a materially adverse effect on our growth and profitability. The full truckload and LTL transportation industries are subject to a shortage of qualified driving associates. Such shortage is exacerbated during periods of economic expansion, in which there may be alternative employment opportunities, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Furthermore, capacity at driving schools may be limited by future outbreaks of COVID-19 or other similar outbreaks and any governmental imposed lockdown or other attempts to reduce the spread of such an outbreak may reduce the pool of potential drivers available to us. Regulatory requirements could further reduce the number of eligible driving associates. We believe our employee screening process, which includes extensive background checks and hair follicle drug testing, is more rigorous than generally employed in our industry and has decreased the pool of qualified applicants available to us. Our inability to engage a sufficient number of driving associates and independent contractors may negatively affect our operations. Further, our driving associate compensation and independent contractor expenses are subject to market conditions and we may find it necessary to increase driving associate and independent contractor contracted rates in future periods.
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
Our business depends on the efficient, stable, and uninterrupted operation of our management information and communications systems and other information technology assets (including the data contained therein). Our management information and communication systems are used in various aspects of our business. If any of our critical information or communications systems fail or become unavailable, it could temporarily affect the efficiency and effectiveness of our operations. Our operations and those of our providers are vulnerable to interruption by natural disasters, such as fires, storms, and floods, which may increase in frequency and severity due to climate change. We are also vulnerable to interruption by power loss, telecommunications failure, cyber-attacks, terrorist attacks, internet failures, and other events beyond our control. Our business and operations could be adversely affected in the event of a system failure, disruption, or security breach that causes a delay, interruption, or impairment of our services and operations. Although we carry insurance to help protect us from losses due to an interruption of our systems, the risk of a system failure, especially due to a cyber-attack, has increased since the commencement of the war between Russia and Ukraine. However, we are unable to quantify the degree which the risk has increased due to the conflict. In addition, there is no guarantee such an attack will fall within the coverage limits of our insurance.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
The global spread of COVID-19, including its variants, has created, and any other outbreaks of similar contagious diseases or other adverse public health developments could create, significant volatility, uncertainty and economic disruption. Our operations, particularly in areas of increased COVID-19 infections or similar outbreaks, could be disrupted. Furthermore, government vaccine, testing, and mask mandates, or other responses to COVID-19 or similar outbreaks, could increase our turnover and make recruiting more difficult, particularly among our driver personnel. Negative financial results, operational disruptions, driver and non-driver absences, uncertainties in the market, and a tightening of credit markets, caused by COVID-19 or other similar outbreaks, or a recession that results from such an outbreak, could have a material adverse effect on our liquidity, reduce credit options available to us, and adversely impact our ability to effectively meet our short- and long-term obligations.
The COVID-19 outbreak has caused, and other similar outbreaks could cause, uncertainty in the economy. Risks related to an economic slowdown or recession are described in our risk factor titled "Our business is subject to economic, credit, business, and regulatory factors that are largely beyond our control, any of which could have a materially adverse effect on our results of operations."
Developments related to COVID-19 have been unpredictable and the extent to which further developments related to COVID-19 or similar outbreaks could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain. Such developments may include the duration of the outbreak, the distribution and availability of vaccines and treatments for the disease, the severity of the disease, and the actions that may be taken by various governmental authorities and other third parties in response to an outbreak.

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
In addition, tractors and trailers used in our full truckload and LTL operations are affected by laws and regulations related to air emissions and fuel efficiency. Governmental agencies continue to enact more stringent laws and regulations to reduce engine emissions. These laws and regulations are applicable to engines used in our revenue equipment. We have incurred and continue to incur costs related to the implementation of these more rigorous laws and regulations. Additionally, in certain locations governments have banned or may in the future ban internal combustion engines for some types of vehicles. To the extent these bans affect our revenue equipment, we may be forced to incur substantial expense to retrofit existing engines or make capital expenditures to update our fleet. As a result, our business, results of operations, and financial condition could be negatively affected.
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
Our full truckload and LTL operations are capital intensive, and our policy of operating newer equipment requires us to expend significant amounts on capital annually. If anticipated demand differs materially from actual usage, our capital intensive full truckload and LTL operations may have too many or too few assets. The recent expansion of our operations to LTL has increased and will continue to increase our capital requirements for real estate associated with LTL operations. During periods of decreased customer demand, our asset utilization may suffer, and we may be forced to sell equipment on the open market or turn in equipment under certain equipment leases in order to right-size our fleet. This could cause us to incur losses on such sales or require payments in connection with such turn-ins, particularly during times of a softer used equipment market, either of which could have a materially adverse effect on our profitability.
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
If credit markets weaken, it may be difficult for us to access our current sources of credit and may be difficult for our lenders to find the capital to fund us. We may need to incur additional debt, or issue debt or equity securities in the future, to refinance existing debt, fund working capital requirements, make investments, or support other business activities. Declines in consumer confidence, decreases in domestic spending, economic contractions, rating agency actions, and other trends in the credit market may impair our future ability to secure financing on satisfactory terms, or at all.

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
Our debt agreements contain variable rate debt that could affect the Company’s financial results should interest rates continue to rise.
We are subject to exposure from variable interest rates, as described in Item 7A of this Annual Report.

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
President Biden has provided some informal guidance on what federal tax law changes he supports, such as an increase in the corporate tax rate from its current top rate of 21%. If an increase in the corporate tax rate is passed by Congress and signed into law, it could have a materially adverse effect on our financial results and financial position. At December 31, 2022, the Company has a deferred tax liability of $907.9 million. The amount of deferred tax liability is determined by using the enacted tax rates in effect for the year in which differences between the financial statement and tax basis of assets and liabilities are expected to reverse. Accordingly, our net current tax liability has been determined based on the currently enacted rate of 21%. If the current rate were increased due to legislation, it would have an immediate revaluation of our deferred tax assets and liabilities in the year of enactment. For example, an increase in the tax rate from 21% to 26% would result in the immediate increase in our net deferred tax liability of approximately $180.9 million, with a corresponding increase to income tax expense in the year of enactment to reflect the revaluation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 2.	PROPERTIES
Our Knight and Swift headquarters are both located in Phoenix, Arizona. Including Knight's former headquarters location, which was re-purposed as a regional operations facility, our headquarters cover approximately 200 acres, consisting of about 300,000 square feet of office space, 150,000 square feet of repair and maintenance facilities, a twenty thousand square-foot driving associates' center and restaurant, an eight thousand square-foot recruiting and training center, a six thousand square-foot warehouse, a 300-space parking structure, as well as two truck wash and fueling facilities. Our ACT headquarters located in Dothan, Alabama, covers approximately 20 acres of land consisting of about 57,474 square feet of office space, a 2,364 square foot supply warehouse, 37,248 square feet of repair and maintenance facilities, 8,274 square feet of parts warehousing, and a 15,110 square foot loading dock.
We have over 210 locations in the US and Mexico, including our headquarters, terminals, driving academies, and certain other locations, which are included in the table below. Our terminals may include customer service, marketing, fuel, and/or repair facilities. Given the fluidity of our operations, and to promote operational efficiency, our terminal properties are used by each of our Truckload, LTL, Logistics, Intermodal, and non-reportable segments. We also own or lease parcels of vacant land, drop yards, and space for temporary trailer storage for ourselves and other carriers, as well as several non-operating facilities, which are excluded from the table below. As of December 31, 2022, our aggregate monthly rent for all leased properties was approximately $2.9 million with varying terms expiring through December 2053. We believe that substantially all of our property is in good condition and our facilities have sufficient capacity to meet our current needs.
The following listing shows our logos with our corresponding company descriptions, as the logos are used to depict brand representation by location in the accompanying table:

Logo	Brand	Reportable Segment(s)
	Knight	Truckload, Logistics
	Swift	Truckload, Logistics, Intermodal
	ACT	LTL
	MME	LTL
	Barr-Nunn Transportation LLC	Truckload
	Abilene Motor Express, LLC	Truckload

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

		Owned/Leased
Location	Brand	Owned	Leased	Total
Alabama		6		6
Arizona		6	4	10
Arkansas		2	1	3
California		10	4	14
Colorado		2	1	3
Florida		15	1	16
Georgia		11	2	13
Idaho		2	2	4
Illinois		5	2	7
Indiana		2	1	3
Iowa			1	1
Kansas		2	1	3
Kentucky		2	1	3
Louisiana		6		6
Massachusetts			1	1
Mexico		4	4	8
Michigan		1		1
Minnesota		1	1	2
Mississippi		6		6
Missouri		3		3
Montana		1		1
Nevada		4	1	5
New Jersey		1		1
New Mexico		1		1
New York		2		2
North Carolina		9	1	10
North Dakota			5	5
Ohio		3	1	4
Oklahoma		4		4
Oregon		2		2
Pennsylvania		2	2	4
South Carolina		6	3	9
South Dakota			1	1
Tennessee		10		10
Texas		20	13	33
Utah		3		3
Virginia		2		2
Washington		2		2
West Virginia		1		1
Wisconsin		1	1	2
Wyoming		1		1
Total Properties		161	55	216

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 3.	LEGAL PROCEEDINGS
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

Common Stock
Our common stock trades on the NYSE under the symbol "KNX". As of December 31, 2022, we had 160,705,569 shares of common stock outstanding. On February 14, 2023, there were 36 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by the record holders.
See "Equity Plan Information" under Part III, Item 12 of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

Dividend Policy
We have paid a quarterly cash dividend as Knight-Swift since December 27, 2017.
Our most recent dividend was declared in February of 2023 for $0.14 per share of common stock and is scheduled to be paid in March of 2023.
We currently expect to continue to pay comparable quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table shows our purchases of our common stock and the remaining amounts we are authorized to repurchase for each monthly period in the fourth quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
October 1, 2022 to October 31, 2022	—	$—	—	$200,041
November 1, 2022 to November 30, 2022	—	$—	—	$200,041
December 1, 2022 to December 31, 2022	—	$—	—	$200,041
Total as of 12/31	—	$—	—	$200,041

1On April 25, 2022, we announced that the Board approved the $350.0 million 2022 Knight-Swift Share Repurchase Plan, replacing the 2020 Knight-Swift Share Repurchase Plan. There is no expiration date associated with this share repurchase authorization. See Note 20 in Part II, Item 8 of this Annual Report.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Stockholders Return Performance Graph
The following graph compares the cumulative annual total return of stockholders from December 31, 2017 to December 31, 2022 of our stock relative to the cumulative total returns of the NYSE Composite index and an index of other companies within the trucking industry (NASDAQ Trucking & Transportation) over the same period. The graph assumes that the value of the investment in Knight-Swift's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2017, and tracks it through December 31, 2022. The stock price performance included in this graph is not necessarily indicative of Knight-Swift's future stock price performance.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Knight-Swift Transportation Holdings Inc.
NYSE Composite
NASDAQ Trucking & Transportation

	December 31,
	2017	2018	2019	2020	2021	2022
Knight-Swift Transportation Holdings Inc.	$100.00	$57.70	$83.10	$97.75	$143.52	$124.57
NYSE Composite	100.00	91.05	114.28	122.26	147.54	133.75
NASDAQ Trucking & Transportation	100.00	84.30	103.87	110.40	125.06	101.32

ITEM 6.	RESERVED

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Key Financial Highlights
During 2022, consolidated total revenue was $7.4 billion, which is a 23.9% increase over 2021. Consolidated operating income was $1.1 billion in 2022, reflecting an increase of 13.1% from 2021. Consolidated net income attributable to Knight-Swift increased by 3.8% from 2021 to $771.3 million.
•Truckload — 83.5% operating ratio during 2022, with a 3.5% increase in revenue, excluding fuel surcharge and intersegment transactions, compared to 2021.
•LTL — 88.2% operating ratio during 2022 as a result of continued improvements in yields and efficiencies.
•Logistics — 85.5% operating ratio during 2022. Operating income improved by 42.6%. Load count grew by 24.0%, leading to a 14.0% increase in revenue, excluding intersegment transactions.
•Intermodal — 90.1% operating ratio during 2022, a 70 basis point improvement compared to 2021, leading to a 14.5% increase in operating income with revenue growth of 5.9%, excluding intersegment transactions.
•Non-reportable Segments — Revenue growth of 68.6% was supported by the activities within our operating segments of insurance, equipment maintenance, equipment leasing, and warehousing, leading to a 158.9% improvement in operating income to $36.5 million during 2022, compared to 2021.
•Embark — The value of our 2021 initial investment in Embark declined, resulting in an unrealized loss that negatively impacted earnings per diluted share and Adjusted EPS1 by $0.25 during 2022.
•Liquidity and Capital — During 2022, we generated $1.4 billion in operating cash flows. Our Free Cash Flow1 was $818.7 million. We paid down $212.7 million in long-term debt, $62.1 million in finance lease liabilities, and $42.9 million in cash on our operating lease liabilities, and reduced the outstanding net balances on our revolving credit facilities by $77.0 million. In 2022, we repurchased approximately $300 million worth of shares, and issued $78.3 million in dividends to our stockholders. Gain on sale of revenue equipment increased to $92.9 million in 2022, compared to $74.8 million in 2021.
We ended 2022 with $196.8 million in unrestricted cash and cash equivalents, $43.0 million outstanding on the 2021 Revolver, $1.0 billion face value outstanding on the 2021 Term Loans, and $7.0 billion of stockholders' equity. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.
________
1Refer to "Non-GAAP Financial Measures" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Data and Operating Metrics

	2022	2021
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$7,428,582	$5,998,019
Revenue, excluding truckload and LTL fuel surcharge	$6,508,165	$5,531,890
Net income attributable to Knight-Swift	$771,325	$743,388
Earnings per diluted share	$4.73	$4.45
Operating ratio	85.3%	83.9%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$821,196	$788,181
Adjusted EPS [1]	$5.03	$4.72
Adjusted Operating Ratio [1]	82.2%	81.5%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	18,110	18,019
Average trailers [3]	74,779	67,606
LTL
Average tractors [4]	3,176	2,735
Average trailers [5]	8,431	7,413
Intermodal
Average tractors	613	597
Average containers	11,786	10,847
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.7 years and 2.5 years as of December 31, 2022 and 2021, respectively.
3Note that average trailers includes 8,249 and 6,388 trailers within our non-reportable operating segments. Our trailer fleet within the Truckload segment had a weighted average age of 9.9 years and 8.3 years as of December 31, 2022 and 2021, respectively.
4Our LTL tractor fleet had a weighted average age of 4.3 years as of December 31, 2022, and includes 711 and 667 tractors from ACT's and MME's dedicated and other businesses for 2022 and 2021, respectively.
5Our LTL trailer fleet had a weighted average age of 8.1 years as of December 31, 2022, and includes 968 and 860 trailers from ACT's and MME's dedicated and other businesses for 2022 and 2021, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Outlook — On a year-over-year basis, the US gross domestic product, which is the broadest measure of goods and services produced across the economy, increased by 2.1%1 in 2022, as compared to a 5.7%1 decrease in 2021. The year-over-year improvement primarily reflects increases in consumer spending, exports, and inventory investment that were partly offset by a decrease in housing investment. The national unemployment rate was 3.5%2 as of December 31, 2022, as compared to 3.9%2 as of December 31, 2021. Early estimates of the full-year 2022 US employment cost index indicate a year-over-year increase of 5.1%2 and a sequential increase of 1.0%2.
The freight market outlook for 2023 includes the following:
•Continued softness in freight demand with few non-contract opportunities through the first half of 2023 as shippers work through higher inventory levels;
•Freight volumes improve in the second half of the year with a more typical peak season;
•Spot pricing troughs in the first quarter of 2023 and builds throughout the year;
•Demand continues for trailer pools;
•Small carriers continue to exit as a result of lower spot rates and significantly higher operating costs;
•LTL demand pressured but remains more stable than truckload;
•LTL year-over-year improvement in revenue, excluding fuel surcharge, per hundredweight;
•Inflationary pressures ease in many cost areas but remain elevated on a year-over-year basis;
•Demand in the used equipment market weakens as small carriers struggle;
•We expect the driver market to remain competitive throughout 2023.
_________
1 bea.gov
2 bls.gov

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Summary
Notes regarding presentation: A discussion of changes in our results of operations from 2020 to 2021 has been omitted from this Annual Report, but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Annual Report filed with the SEC on February 24, 2022.
In accordance with accounting treatment applicable to each of our recent acquisitions, Knight-Swift's reported results do not include the operating results of the acquired entities prior to the respective acquisition dates. Accordingly, comparisons between the Company's 2022 results and prior periods may not be meaningful. Refer to Note 1 in Part II, Item 8 of this Annual Report for a list of our recent acquisitions.
Operating Results: 2022 Compared to 2021 — The $27.9 million increase in net income attributable to Knight-Swift to $771.3 million in 2022 from $743.4 million in 2021, includes the following:
•Contributor — $95.4 million increase in operating income from our LTL segment representing ACT's and MME's full year 2022 results, compared to the portion of 2021 following the respective acquisition dates.
•Contributor — $40.0 million increase in operating income within our Logistics segment driven by a 24.0% increase in load count.
•Contributor — $6.1 million increase in operating income within our Intermodal segment driven by a 24.3% increase in revenue per load, partially offset by a 14.8% decrease in load count.
•Contributor — $22.4 million improvement in operating results within our non-reportable segments, driven by revenue growth of 68.6% related to our expanded services to third-party carriers.
•Offset — $37.9 million decrease in operating income within our Truckload segment as a result of a 6.3% decrease in total miles per tractor.
•Offset — $54.9 million decrease in "Other (expenses) income, net," primarily due to unrealized losses recognized from our investment in Embark, compared to a gain during 2021.
•Offset — $18.5 million increase in consolidated income tax expense, primarily due to an increase in income before income taxes. This resulted in a 2022 effective tax rate of 24.4% and a 2021 effective tax rate of 23.7%.
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
Consolidating Tables for Total Revenue and Operating Income

	2022		2021
Revenue:	(Dollars in thousands)
Truckload	$4,531,115	61.0%	$4,098,005	68.3%
LTL	$1,069,554	14.4%	$396,308	6.6%
Logistics	$920,707	12.4%	$817,003	13.6%
Intermodal	$485,786	6.5%	$458,867	7.7%
Subtotal	$7,007,162	94.3%	$5,770,183	96.2%
Non-reportable segments	$516,735	7.0%	$306,414	5.1%
Intersegment eliminations	$(95,315)	(1.3%)	$(78,578)	(1.3%)
Total revenue	$7,428,582	100.0%	$5,998,019	100.0%

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2022		2021
Operating income	(Dollars in thousands)
Truckload	$746,581	68.4%	$784,436	81.2%
LTL	$126,609	11.6%	$31,169	3.2%
Logistics	$133,942	12.3%	$93,920	9.7%
Intermodal	$48,167	4.4%	$42,060	4.4%
Subtotal	$1,055,299	96.7%	$951,585	98.5%
Non-reportable segments	$36,529	3.3%	$14,112	1.5%
Operating income	$1,091,828	100.0%	$965,697	100.0%

Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base with approximately 13,400 irregular route and 4,700 dedicated tractors.
•Our LTL business, which was initially established in 2021 through the ACT Acquisition and later the MME acquisition, provides our customers with regional LTL transportation service through our growing network of approximately 110 facilities and a door count of approximately 4,400. Our LTL segment operates approximately 3,200 tractors and approximately 8,400 trailers, including equipment used for ACT's and MME's dedicated and other businesses. The LTL segment also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We continue to offer power-only services through our Logistics segment by leveraging our fleet of over 79,000 trailers as of December 31, 2022.
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
•In addition to the revenues earned from our customers for the trucking and non-trucking services discussed above, we also earn fuel surcharge revenue from our customers through our fuel surcharge programs, which serve to recover a majority of our fuel costs. This generally applies only to loaded miles for our Truckload and LTL segments and typically does not offset non-paid empty miles, idle time, and out-of-route miles driven. Fuel surcharge programs involve a computation based on the change in national or regional fuel prices. These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Truckload and LTL segments.
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

Operating Statistic	Relevant Segment(s)	Description
Average Revenue per Tractor	Truckload	Measures productivity and represents revenue (excluding fuel surcharge and intersegment transactions) divided by average tractor count
Total Miles per Tractor	Truckload	Total miles (including loaded and empty miles) a tractor travels on average
Average Length of Haul	Truckload, LTL	For our Truckload segment this is calculated as average miles traveled with loaded trailer cargo per order.
For our LTL segment this is calculated as average miles traveled from the origin service center to the destination service center.
Non-paid Empty Miles Percentage	Truckload	Percentage of miles without trailer cargo
Shipments per Day	LTL	Average number of shipments completed each business day
Weight per Shipment	LTL	Total weight (in pounds) divided by total shipments
Revenue per shipment	LTL	Total revenue divided by total shipments
Revenue xFSR per shipment	LTL	Total revenue, excluding fuel surcharge, divided by total shipments
Revenue per hundredweight	LTL	Measures yield and is calculated as total revenue divided by total weight (in pounds) times 100
Revenue xFSR per hundredweight	LTL	Total revenue, excluding fuel surcharge, divided by total weight (in pounds) times 100
Average Tractors	Truckload, LTL, Intermodal	Average tractors in operation during the period, including company tractors and tractors provided by independent contractors
Average Trailers	Truckload, LTL	Average trailers in operation during the period
Average Revenue per Load	Logistics, Intermodal	Total revenue (excluding intersegment transactions) divided by load count
Gross Margin Percentage	Logistics	Logistics gross margin (revenue, excluding intersegment transactions, less purchased transportation expense, excluding intersegment transactions) as a percentage of logistics revenue, excluding intersegment transactions
Average Containers	Intermodal	Average containers in operation during the period
GAAP Operating Ratio	Truckload, LTL, Logistics, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Calculated as operating expenses as a percentage of total revenue, or the inverse of operating margin
Non-GAAP: Adjusted Operating Ratio	Truckload, LTL, Logistics, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Consolidated and segment Adjusted Operating Ratios are reconciled to their corresponding GAAP operating ratios under "Non-GAAP Financial Measures," below

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Truckload Segment
We generate revenue in the Truckload segment primarily through irregular route, dedicated, refrigerated, flatbed, expedited, and cross-border service offerings, with approximately 13,400 irregular route tractors and approximately 4,700 dedicated route tractors in use during 2022. Generally, we are paid a predetermined rate per mile or per load for our truckload services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Truckload segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
The most significant expenses in the Truckload segment are primarily variable and include fuel and fuel taxes, driving associate-related expenses (such as wages, benefits, training, and recruitment), and costs associated with independent contractors primarily included in "Purchased transportation" in the consolidated statements of comprehensive income. Maintenance expense (which includes costs for replacement tires for our revenue equipment) and insurance and claims expenses have both fixed and variable components. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. The main fixed costs in the Truckload segment are depreciation and rent expenses from tractors, trailers, and terminals, as well as compensating our non-driver employees.

	2022	2021	2022 vs. 2021
	(Dollars in thousands, except per tractor data)		Increase (decrease)
Total revenue	$4,531,115	$4,098,005	10.6%
Revenue, excluding fuel surcharge and intersegment transactions	$3,811,599	$3,681,271	3.5%
GAAP: Operating income	$746,581	$784,436	(4.8%)
Non-GAAP: Adjusted Operating Income [1]	$747,906	$785,772	(4.8%)
Average revenue per tractor [2]	$210,469	$204,299	3.0%
GAAP: Operating ratio [2]	83.5%	80.9%	260	bps
Non-GAAP: Adjusted Operating Ratio 1 2	80.4%	78.7%	170	bps
Non-paid empty miles percentage [2]	14.6%	13.4%	120	bps
Average length of haul (miles) [2]	395	403	(2.0%)
Total miles per tractor [2]	76,502	81,629	(6.3%)
Average tractors 2 3	18,110	18,019	0.5%
Average trailers 2 4	74,779	67,606	10.6%
1Refer to "Non-GAAP Financial Measures" below.
2Defined within "Operating Statistics" above.
3Includes 16,228 and 16,166 company-owned tractors for 2022 and 2021, respectively.
4Average trailers includes 8,249 and 6,388 trailers from our non-reportable operating segments for 2022 and 2021, respectively.
2022 Compared to 2021 — The Truckload segment's Adjusted Operating Ratio increased by 170 basis points to 80.4% in 2022, as compared to 2021. Revenue, excluding fuel surcharge and intersegment transactions was $3.8 billion, a year-over-year increase of 3.5%. Revenue per loaded mile, excluding fuel surcharge and intersegment transactions, increased 11.4% year-over-year, while total miles decreased 5.8%, reflecting softer freight demand. These factors ultimately led to a 3.0% increase in average revenue per tractor.
We continue to add scale by increasing our trailer count, which has grown to approximately 79,000 trailers as of the end of 2022. We believe this positions us to provide valuable capacity to our customers through our Truckload and Logistics segments. We remain focused on managing costs and improving utilization, as we expect inflationary pressures in driver-related costs, equipment maintenance, and insurance to continue to affect the freight market in the first half of 2023.

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
Our revenues are impacted by shipment volume and tonnage levels that flow through our network. Additional revenues are generated through fuel surcharges and accessorial services provided during transit from shipment origin to destination. We focus on the following multiple revenue generation factors when reviewing revenue yield: revenue per hundredweight, revenue per shipment, weight per shipment, and length of haul. Fluctuations within each of these metrics are analyzed when determining the revenue quality of our customers' shipment density.
Our most significant expense is related to direct costs associated with the transportation of our freight moves including; direct salary, wage and benefit costs, fuel expense, and depreciation expense associated with revenue equipment costs. Other expenses associated with revenue generation that can fluctuate and impact operating results are insurance and claims expense, as well as maintenance costs of our revenue equipment. These expenses can be influenced by multiple factors including our safety performance, equipment age, and other factors. A key component to lowering our operating costs is labor efficiency within our network. We continue to focus on technological advances to improve the customer experience and reduce our operating costs.
Note: In accordance with the accounting treatment applicable to the ACT and MME acquisitions, the LTL segment's reported results do not include the operating results of the acquired entities prior to the respective acquisition dates.

	2022	2021		2022 vs. 2021
	(Dollars in thousands, except per shipment and per hundredweight data)			Increase (decrease)
Total revenue	$1,069,554	$396,308		169.9%
Revenue, excluding fuel surcharge and intersegment transactions	$867,292	$345,785		150.8%
GAAP: Operating income	$126,609	$31,169		306.2%
Non-GAAP: Adjusted Operating Income [1]	$142,539	$38,293		272.2%
GAAP: Operating ratio [2]	88.2%	92.1%	(390	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	83.6%	88.9%	(530	bps)
LTL shipments per day [2]	18,642	16,438		13.4%
LTL weight per shipment [2]	1,068	1,111		(3.9)%
LTL average length of haul (miles) [2]	520	518		0.4%
LTL revenue per shipment [2]	$188.03	$161.66		16.3%
LTL revenue xFSR per shipment [2]	$152.15	$141.57		7.5%
LTL revenue per hundredweight [2]	$17.61	$14.55		21.0%
LTL revenue xFSR per hundredweight [2]	$14.25	$12.75		11.8%
LTL average tractors 2 3	3,176	2,735		16.1%
LTL average trailers 2 4	8,431	7,413		13.7%
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Includes 711 and 667 tractors from ACT's and MME's dedicated and other businesses for 2022 and 2021, respectively.
4Includes 968 and 860 trailers from ACT's and MME's dedicated and other businesses for 2022 and 2021, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Our LTL segment operates across approximately 110 facilities with a door count of over 4,400. We generated $867 million in revenue, excluding fuel surcharge and an 83.6% Adjusted Operating Ratio during 2022 in the LTL segment. Revenue, excluding fuel surcharge, per hundredweight was $14.25, while revenue per shipment, excluding fuel surcharge, was $152.15.
The ACT and MME teams continue to achieve both customer and cost synergies. Also, during the fourth quarter, the operational systems were converted to allow freight movement through one connected network across both LTL brands. While the system conversion impacted volumes at MME for a period of time, we believe we are well-positioned to leverage the freight opportunities across the connected network with existing and new customers.
We expect that our connected LTL network will provide additional opportunities for revenue growth. During 2022, we increased our door count by over 180 and we expect door capacity to continue to grow in 2023. We remain encouraged by the strong performance within our LTL segment, and we continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.
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

	2022	2021	2022 vs. 2021
	(Dollars in thousands, except per load data)		Increase (decrease)
Total revenue	$920,707	$817,003	12.7%
Revenue, excluding intersegment transactions	$910,609	$798,689	14.0%
GAAP: Operating income	$133,942	$93,920	42.6%
Non-GAAP: Adjusted Operating Income 1 2	$135,278	$94,685	42.9%
Revenue per load [2]	$2,242	$2,439	(8.1%)
Gross margin percentage [2]	21.9%	18.1%	380	bps
GAAP: Operating ratio [2]	85.5%	88.5%	(300	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	85.1%	88.1%	(300	bps)
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics" above.
2022 Compared to 2021 — Logistics Adjusted Operating Ratio was 85.1%, with a gross margin of 21.9% in 2022, compared to 18.1% in 2021. Logistics load volumes increased by 24.0% as we continue to leverage our consolidated fleet of approximately 79,000 trailers as we build out our power-only service. We continue to innovate with technology designed to remove friction and allow seamless connectivity, leading to services that we expect will capture new opportunities for revenue growth.

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

	2022	2021		2022 vs. 2021
	(Dollars in thousands, except per load data)			Increase (decrease)
Total revenue	$485,786	$458,867		5.9%
Revenue, excluding intersegment transactions	$485,739	$458,583		5.9%
GAAP: Operating income	$48,167	$42,060		14.5%
Average revenue per load [1]	$3,546	$2,852		24.3%
GAAP: Operating ratio [1]	90.1%	90.8%	(70	bps)
Load count	136,967	160,774		(14.8%)
Average tractors 2 3	613	597		2.7%
Average containers [2]	11,786	10,847		8.7%
1Refer to "Non-GAAP Financial Measures" below.
2Defined within "Operating Statistics" above.
3Includes 544 and 543 company-owned tractors for 2022 and 2021, respectively.
2022 Compared to 2021 — Revenue grew by 5.9% while the operating ratio improved from 90.8% in 2021 to 90.1% in 2022, resulting in a $6.1 million increase in operating income. Intermodal experienced a 24.3% increase in revenue per load, which was partially offset by a decrease in load count due to softer freight demand and labor challenges across the rail industry.
As a result of our network and improved service offerings, we expect to continue to grow with new customers and expand with existing customers. To position Intermodal for continued growth, we increased our average container count by approximately 1,600 in 2022. We remain focused on growing our load count and improving the efficiency of our assets as Intermodal continues to provide value to our customers and is complementary to the many services we offer.
Non-reportable Segments
Our non-reportable segments include support services provided to our customers and third-party carriers including insurance, equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services. Our non-reportable segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and $46.4 million in annual amortization of intangibles related to the 2017 Merger and various acquisitions).

	2022	2021	2022 vs. 2021
	(Dollars in thousands)		Increase (decrease)
Total revenue	$516,735	$306,414	68.6%
Operating income	$36,529	$14,112	158.9%
2022 Compared to 2021 — Operating income improved by 158.9% as a result of a 68.6% increase in revenue. The revenue growth was primarily related to expanded services to third-party carriers (including insurance through Iron Truck Services), increased demand for our equipment leasing services, and revenue improvement within our warehousing activities.

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
Note: In accordance with the accounting treatment applicable to each of our recent acquisitions, Knight-Swift's reported results do not include the operating results of the acquired entities prior to the respective acquisition dates. Accordingly, comparisons between the Company's 2022 results and prior periods may not be meaningful. Refer to Note 1 in Part II, Item 8 of this Annual Report for a list of our recent acquisitions.

	2022	2021	2022 vs. 2021
	(Dollars in thousands)		Increase (decrease)
Salaries, wages, and benefits	$2,173,933	$1,771,772	22.7%
% of total revenue	29.3%	29.5%	(20	bps)
% of revenue, excluding truckload and LTL fuel surcharge	33.4%	32.0%	140	bps
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
Several ongoing market factors have reduced the pool of available driving associates, contributing to a challenging driver sourcing market, which we believe will continue. Having a sufficient number of qualified driving associates is a significant headwind, although we continue to seek ways to attract and retain qualified driving associates, including heavily investing in our recruiting efforts, our driving academies, technology, our equipment, and our terminals that improve the experience of driving associates. We expect labor costs (related to both driving associates and non-driver employees) to remain inflationary, which we expect will result in additional pay increases in the future, thereby increasing our salaries, wages, and benefits expense.
2022 Compared to 2021 — The increase in consolidated salaries, wages, and benefits includes a $309.6 million increase from the results of ACT and MME for the full year 2022, compared to the portion of 2021 following the respective acquisition dates. The remaining increase pertained to driving associate pay rates, and an increase in non-driver headcount, resulting in higher non-driver salaries, wages, and benefits. These increases were partially offset by a 6.2% reduction in miles driven by company driving associates, excluding ACT and MME.

	2022	2021	2022 vs. 2021
	(Dollars in thousands)		Increase (decrease)
Fuel	$895,603	$546,256	64.0%
% of total revenue	12.1%	9.1%	300	bps
% of revenue, excluding truckload and LTL fuel surcharge	13.8%	9.9%	390	bps
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
2022 Compared to 2021 — The increase in consolidated fuel expense includes a $71.8 million increase from the results of ACT for the full year 2022, compared to the portion of 2021 following the acquisition date. The remaining difference is primarily due to an increase in the average DOE fuel price to $5.01 per gallon in 2022 from $3.29 per gallon in 2021, partially offset by a 6.2% reduction in the total miles driven by company driving associates, excluding ACT.

	2022	2021	2022 vs. 2021
	(Dollars in thousands)		Increase (decrease)
Operations and maintenance	$422,872	$313,505	34.9%
% of total revenue	5.7%	5.2%	50	bps
% of revenue, excluding truckload and LTL fuel surcharge	6.5%	5.7%	80	bps
Operations and maintenance expense consists of direct operating expenses, such as driving associate hiring and recruiting expenses, equipment maintenance, and tire expense. Operations and maintenance expenses are typically affected by the age of our company-owned fleet of tractors and trailers and the miles driven. We expect the driver market to remain competitive throughout 2023, which could increase future driving associate development and recruiting costs and negatively affect our operations and maintenance expense. We expect to continue refreshing our tractor fleet in the coming quarters, subject to availability of new revenue equipment, to maintain or improve the average age of our equipment.
2022 Compared to 2021 — The increase in consolidated operations and maintenance expense includes a $29.3 million increase from the results of ACT for the full year 2022, compared to the portion of 2021 following the acquisition date. The remaining increase was attributed to higher maintenance expenses due to an increase in the average age of our fleet, higher port per diem expenses as we navigate a backlog of shipping containers at ports, and increased hiring expenses as we work to improve our seated truck count.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2022	2021	2022 vs. 2021
	(Dollars in thousands)		Increase (decrease)
Insurance and claims	$455,918	$275,378	65.6%
% of total revenue	6.1%	4.6%	150	bps
% of revenue, excluding truckload and LTL fuel surcharge	7.0%	5.0%	200	bps
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
2022 Compared to 2021 — Consolidated insurance and claims expense increased partially due to the inclusion of $18.4 million of insurance and claims expense from the results of ACT for the full year 2022, compared to the portion of 2021 following the acquisition date. The remaining increase was primarily due to insurance reserves incurred through our expanded third-party carrier insurance program in 2022.

	2022	2021	2022 vs. 2021
	(Dollars in thousands)		Increase (decrease)
Operating taxes and licenses	$111,197	$98,784	12.6%
% of total revenue	1.5%	1.6%	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	1.7%	1.8%	(10	bps)
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
2022 Compared to 2021 — The increase in consolidated operating taxes and licenses expense is primarily due to the inclusion of operating taxes and licenses expense from ACT's and MME's results for the full year 2022, compared to the portion of 2021 following the respective acquisition dates.

	2022	2021	2022 vs. 2021
	(Dollars in thousands)		Increase (decrease)
Communications	$23,656	$22,486	5.2%
% of total revenue	0.3%	0.4%	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	0.4%	0.4%	—	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
2022 Compared to 2021 — The increase in consolidated communications expense is primarily due to the inclusion of $2.2 million of communications expense from ACT's and MME's results for the full year 2022, compared to the portion of 2021 following the respective acquisition dates. This increase was partially offset by the implementation of new technology on our revenue equipment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2022	2021	2022 vs. 2021
	(Dollars in thousands)		Increase (decrease)
Depreciation and amortization of property and equipment	$594,981	$522,596	13.9%
% of total revenue	8.0%	8.7%	(70	bps)
% of revenue, excluding truckload and LTL fuel surcharge	9.1%	9.4%	(30	bps)
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
2022 Compared to 2021 — The increase in consolidated depreciation and amortization of property and equipment includes a $34.7 million increase of expense from ACT's results for the full year 2022, compared to the portion of 2021 following the acquisition date. The remaining increase is primarily due to an increase in owned versus leased equipment and higher depreciation for capital improvements made to our terminals.
We expect consolidated depreciation and amortization of property and equipment to increase both in total and as a percentage of consolidated revenue, excluding truckload and LTL fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases, terminal improvements, or terminal expansions in 2023.

	2022	2021	2022 vs. 2021
	(Dollars in thousands)		Increase (decrease)
Amortization of intangibles	$64,843	$55,299	17.3%
% of total revenue	0.9%	0.9%	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.0%	1.0%	—	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, ACT Acquisition and other acquisitions. See Note 4 and Note 10 in Part II, Item 8, of this Annual Report for further details regarding the Company's intangible assets, historical amortization, and anticipated future amortization.
2022 Compared to 2021 — The increase in consolidated amortization of intangibles for 2022 is attributed to the ACT, MME, UTXL, and Eleos acquisitions in 2021. See Note 4 in Part II, Item 8, of this Annual Report for more details regarding our acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2022	2021	2022 vs. 2021
	(Dollars in thousands)		Increase (decrease)
Rental expense	$56,856	$55,161	3.1%
% of total revenue	0.8%	0.9%	(10	bps)
% of revenue, excluding truckload and LTL fuel surcharge	0.9%	1.0%	(10	bps)
Rental expense consists primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting the expense are the size of our revenue equipment fleet and the relative percentage of owned versus leased equipment.
2022 Compared to 2021 — The increase in consolidated rental expense was primarily due to a $4.7 million increase in expense from ACT's and MME's results for the full year 2022, compared to the portion of 2021 following the respective acquisition dates. This increase was partially offset by increasing our ratio of owned versus leased equipment.
We expect consolidated rental expense to continue to decrease both in total and as a percentage of consolidated revenue, excluding truckload and LTL fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases in 2023.

	2022	2021	2022 vs. 2021
	(Dollars in thousands)		Increase (decrease)
Purchased transportation	$1,444,937	$1,320,888	9.4%
% of total revenue	19.5%	22.0%	(250	bps)
% of revenue, excluding truckload and LTL fuel surcharge	22.2%	23.9%	(170	bps)
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
2022 Compared to 2021 — The increase in consolidated purchased transportation expense is primarily due to increased load volumes within our logistics business and inflationary pressures related to services provided by our third party carriers. Purchased transportation expense also includes a $14.0 million increase in expense from ACT's and MME's results for the full year 2022, compared to the portion of 2021 following the respective acquisition dates.
We expect that consolidated purchased transportation will increase as a percentage of revenue if we grow our logistics and intermodal businesses faster than our full truckload and LTL businesses. The increase could be partially offset if independent contractors exit the market due to regulatory changes.

	2022	2021	2022 vs. 2021
	(Dollars in thousands)		Increase (decrease)
Impairments	$810	$299	170.9%
2022 Compared to 2021 — In 2022, we incurred impairment charges associated with building improvements (within our non-reportable segments). In 2021, we incurred impairment charges associated with revenue equipment held for sale and trailer tracking systems (within our Truckload and non-reportable segments).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2022	2021	2022 vs. 2021
	(Dollars in thousands)		Increase (decrease)
Miscellaneous operating expenses	$91,148	$49,898	82.7%
Miscellaneous operating expenses primarily consists of legal and professional services fees, general and administrative expenses, and other costs, net of gain on sales of equipment.
2022 Compared to 2021 — The increase in net consolidated miscellaneous operating expenses includes $20.7 million of additional expense in 2022 from ACT's and MME's results for the full year 2022, compared to the portion of 2021 following the respective acquisition dates. Net consolidated miscellaneous operating expenses also include a net increase in legal settlements expense of $3.3 million, and higher operating expense associated with increased travel time and return to work programs. These increases were partially offset by an $18.1 million year-over-year increase in gain on sales of equipment, including a $2.3 million increase from ACT reflected in the net increase noted above.
Consolidated Other Expenses, net
The following table summarizes fluctuations in certain non-operating expenses included in our consolidated statements of comprehensive income:

	2022	2021	2022 vs. 2021
	(Dollars in thousands)		Increase (decrease)
Interest income	$(5,439)	$(1,173)	363.7%
Interest expense	$50,803	$21,140	140.3%
Other expenses (income), net	$25,958	$(28,905)	(189.8%)
Income tax expense	$249,388	$230,887	8.0%
Interest income — Interest income includes interest earned from financing revenue equipment to independent contractors, as well as interest earned from our investments.
2022 Compared to 2021 — The increase in consolidated interest income is primarily due to the higher balances in our interest yielding cash accounts, coupled with an increase in interest rates during 2022.
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs.
2022 Compared to 2021 — Consolidated interest expense increased due to higher overall debt balances and an increase in interest rates during 2022. See Note 15 in Part II, Item 8 of this Annual Report for further information related to the 2021 Debt Agreement and related interest rates and deferred loan costs.
Other expenses (income), net — Other expenses (income), net is primarily comprised of losses and (gains) from our various equity investments, including our investment in Embark, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
2022 Compared to 2021 — The unfavorable change in consolidated other expenses (income), net is primarily due to unrealized losses recognized from our investment in Embark, compared to a gain during 2021.
Income tax expense — In addition to the discussion below, Note 13 in Part II, Item 8 of this Annual Report provides further analysis related to income taxes.
2022 Compared to 2021 — The increase in consolidated income tax expense was primarily due to an increase in income before income taxes. This resulted in a 2022 effective tax rate of 24.4% and a 2021 effective tax rate of 23.7%.

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
Note regarding presentation: A discussion of changes in our results of operations from 2020 to 2021 has been omitted from this Annual Report, but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Annual Report filed with the SEC on February 24, 2022.
Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	2022	2021
	(Dollars in thousands)
GAAP: Net income attributable to Knight-Swift	$771,325	$743,388
Adjusted for:
Income tax expense attributable to Knight-Swift	249,388	230,887
Income before income taxes attributable to Knight-Swift	1,020,713	974,275
Amortization of intangibles [1]	64,843	55,299
Impairments [2]	810	299
Legal accruals [3]	415	(2,481)
Transaction fees [4]	—	4,445
Write-off of deferred debt issuance costs [5]	—	1,024
Adjusted income before income taxes	1,086,781	1,032,861
Provision for income tax expense at effective rate	(265,585)	(244,680)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$821,196	$788,181

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	2022	2021
GAAP: Earnings per diluted share	$4.73	$4.45
Adjusted for:
Income tax expense attributable to Knight-Swift	1.53	1.38
Income before income taxes attributable to Knight-Swift	6.25	5.83
Amortization of intangibles [1]	0.40	0.33
Impairments [2]	—	—
Legal accruals [3]	—	(0.01)
Transaction fees [4]	—	0.03
Write-off of deferred debt issuance costs [5]	—	0.01
Adjusted income before income taxes	6.66	6.18
Provision for income tax expense at effective rate	(1.63)	(1.46)
Non-GAAP: Adjusted EPS	$5.03	$4.72

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger, the July 5, 2021 ACT Acquisition, and other acquisitions.
2"Impairments" reflects the following non-cash impairments:
•2022 impairment of building improvements (within our non-reportable segments);
•2021 impairments related to certain revenue equipment held for sale (within the non-reportable segments and the Truckload segment).
3"Legal accruals" are included in "Miscellaneous operating expenses" in the consolidated statements of comprehensive income and reflect the following:
•During 2022, the Company decreased the estimated exposure related to certain accrued legal matters previously identified as probable and estimable in prior periods based on recent settlement agreements. Additional 2022 legal costs relate to certain lawsuits arising from employee and contract related matters.
•During 2021, the reversal of an accrued legal matter previously identified as probable in 2019 was based on a recent decision of the appellate court, resulting in a change to a remote likelihood that a loss was incurred. Additional 2021 legal costs relate to certain class action lawsuits arising from employee and contract related matters.
4"Transaction fees" consisted of legal and professional fees associated with the acquisitions of UTXL, ACT, and MME. The transaction fees are included within "Miscellaneous operating expenses" in the consolidated statements of comprehensive income.
5"Write-off of deferred debt issuance costs" was incurred from replacing the 2017 Debt Agreement with the 2021 Debt Agreement.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$7,428,582	$5,998,019
Total operating expenses	(6,336,754)	(5,032,322)
Operating income	$1,091,828	$965,697
Operating ratio	85.3%	83.9%

Non-GAAP Presentation
Total revenue	$7,428,582	$5,998,019
Truckload and LTL fuel surcharge	(920,417)	(466,129)
Revenue, excluding truckload and LTL fuel surcharge	6,508,165	5,531,890

Total operating expenses	6,336,754	5,032,322
Adjusted for:
Truckload and LTL fuel surcharge	(920,417)	(466,129)
Amortization of intangibles [1]	(64,843)	(55,299)
Impairments [2]	(810)	(299)
Legal accruals [3]	(415)	2,481
Transaction fees [4]	—	(4,445)
Adjusted Operating Expenses	5,350,269	4,508,631
Adjusted Operating Income	$1,157,896	$1,023,259
Adjusted Operating Ratio	82.2%	81.5%
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Truckload Segment

	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$4,531,115	$4,098,005
Total operating expenses	(3,784,534)	(3,313,569)
Operating income	$746,581	$784,436
Operating ratio	83.5%	80.9%

Non-GAAP Presentation
Total revenue	$4,531,115	$4,098,005
Fuel surcharge	(718,155)	(415,606)
Intersegment transactions	(1,361)	(1,128)
Revenue, excluding fuel surcharge and intersegment transactions	3,811,599	3,681,271

Total operating expenses	3,784,534	3,313,569
Adjusted for:
Fuel surcharge	(718,155)	(415,606)
Intersegment transactions	(1,361)	(1,128)
Amortization of intangibles [1]	(1,325)	(1,295)
Impairments [2]	—	(41)
Adjusted Operating Expenses	3,063,693	2,895,499
Adjusted Operating Income	$747,906	$785,772
Adjusted Operating Ratio	80.4%	78.7%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in historical Knight acquisitions.
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,069,554	$396,308
Total operating expenses	(942,945)	(365,139)
Operating income	$126,609	$31,169
Operating ratio	88.2%	92.1%

Non-GAAP Presentation
Total revenue	$1,069,554	$396,308
Fuel surcharge	(202,262)	(50,523)
Revenue, excluding fuel surcharge and intersegment transactions	867,292	345,785

Total operating expenses	942,945	365,139
Adjusted for:
Fuel surcharge	(202,262)	(50,523)
Amortization of intangibles [1]	(15,930)	(7,124)
Adjusted Operating Expenses	724,753	307,492
Adjusted Operating Income	142,539	38,293
Adjusted Operating Ratio	83.6%	88.9%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT Acquisition and MME Acquisition.
Logistics Segment

	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$920,707	$817,003
Total operating expenses	(786,765)	(723,083)
Operating income	$133,942	$93,920
Operating ratio	85.5%	88.5%

Non-GAAP Presentation
Total revenue	$920,707	$817,003
Intersegment transactions	(10,098)	(18,314)
Revenue, excluding intersegment transactions	910,609	798,689

Total operating expenses	786,765	723,083
Adjusted for:
Intersegment transactions	(10,098)	(18,314)
Amortization of intangibles [1]	(1,336)	(765)
Adjusted Operating Expenses	775,331	704,004
Adjusted Operating Income	$135,278	$94,685
Adjusted Operating Ratio	85.1%	88.1%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the UTXL acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	2022	2021
GAAP Presentation	(Dollars in thousands)
Total revenue	$485,786	$458,867
Total operating expenses	(437,619)	(416,807)
Operating income	$48,167	$42,060
Operating ratio	90.1%	90.8%

Non-GAAP Presentation
Total revenue	$485,786	$458,867
Intersegment transactions	(47)	(284)
Revenue, excluding intersegment transactions	485,739	458,583

Total operating expenses	437,619	416,807
Adjusted for:
Intersegment transactions	(47)	(284)
Adjusted Operating Expenses	437,572	416,523
Adjusted Operating Income	$48,167	$42,060
Adjusted Operating Ratio	90.1%	90.8%

Non-GAAP Reconciliation: Free cash flow

2022

GAAP: Cash flows from operations	$1,435,853
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	183,421
Purchases of property and equipment	(800,563)
Non-GAAP: Free Cash Flow	$818,711

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
The following table presents our available sources of liquidity as of December 31, 2022:

Source:	Amount
(In thousands)
Cash and cash equivalents, excluding restricted cash	$196,770
Availability under 2021 Revolver, due September 2026 [1]	1,041,186
Availability under 2021 RSA, due April 2024 [2]	37,400
Total unrestricted liquidity	$1,275,356
Cash and cash equivalents – restricted [3]	188,575
Restricted investments, held-to-maturity, amortized cost [3]	7,175
Total liquidity, including restricted cash and restricted investments	$1,471,106

1As of December 31, 2022, we had $43.0 million in borrowings under our $1.1 billion 2021 Revolver. We additionally had $15.8 million in outstanding letters of credit (discussed below) issued under the 2021 Revolver, leaving $1.0 billion available under the 2021 Revolver.
2Based on eligible receivables at December 31, 2022, our borrowing base for the 2021 RSA was $456.4 million, while outstanding borrowings were $419.0 million, leaving $37.4 million available under the 2021 RSA.
3Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $185.8 million, which is included in "Cash and cash equivalents — restricted" in the consolidated balance sheets and is held by Mohave and Red Rock for claims payments. The remaining $2.8 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet, expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. We expect net cash capital expenditures, including net cash expenditures of our LTL segment, will be in the range of $640.0 to $690.0 million in 2023. The range provided excludes cash outlays for potential acquisitions. We believe we have ample flexibility with our trade cycle and purchase agreements to alter our current plans if economic or other conditions warrant.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Principal and Interest Payments — As of December 31, 2022, we had debt, accounts receivable securitization, and finance lease obligations of $1.9 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Prior to the maturity of our 2022 RSA, 2021 Term Loans, 2021 Revolver, Prudential Notes, and other debt, we expect to be contractually obligated to make interest payments of approximately $58.8 million, $156.9 million, $8.5 million, $2.8 million, and $0.1 million, respectively. Refer to Notes 14 and 15 in Part II, Item 8 of this Annual Report for additional discussion of the principal payment obligations related to the 2021 RSA and 2021 Debt Agreement.
Refer to Note 16 in Part II, Item 8 of this Annual Report for additional discussion on our contractual principal and interest payment obligations for finance leases.
Letters of Credit — Pursuant to the terms of the 2021 Debt Agreement and the 2021 RSA, our lenders may issue standby letters of credit on our behalf. When we have certain letters of credit outstanding, it reduces the availability under our 2021 Revolver or 2021 RSA. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on free cash flow availability, debt levels, stock prices, general economic and market conditions, as well as Board approval, we may repurchase shares of our outstanding common stock. The 2022 Knight-Swift Repurchase Plan had $200.0 million available as of December 31, 2022. See further details regarding our share repurchases under Note 20 in Part II, Item 8 of this Annual Report.
Working Capital
We had working capital surpluses of $599.6 million as of December 31, 2022 and $339.5 million as of December 31, 2021. The $260.1 million increase was primarily due to the maturity and repayment of our 2021 Term Loan A-1 in December 2022.
Material Debt Agreements
As of December 31, 2022, we had $1.9 billion in material debt obligations at the following carrying values:
•$199.8 million: 2021 Term Loan A-2, due September 2024, net of $0.2 million in deferred loan costs
•$798.7 million: 2021 Term Loan A-3, due September 2026, net of $1.3 million in deferred loan costs
•$418.6 million: 2022 RSA outstanding borrowings, net of $0.4 million in deferred loan costs
•$403.0 million: Finance lease obligations
•$43.0 million: 2021 Revolver, due September 2026
•$39.0 million: Other, net of $0.1 million in deferred loan costs
As of December 31, 2021, we had $2.1 billion in material debt obligations at the following carrying values:
•$199.7 million: 2021 Term Loan A-1, due December 2022, net of $0.3 million in deferred loan costs
•$199.6 million: 2021 Term Loan A-2, due September 2024, net of $0.4 million in deferred loan costs
•$798.4 million: 2021 Term Loan A-3, due September 2026, net of $1.6 million in deferred loan costs
•$278.5 million: 2021 RSA outstanding borrowings, due April 2024, net of $0.5 million in deferred loan costs
•$306.2 million: Finance lease obligations
•$260.0 million: 2021 Revolver, due September 2026
•$52.3 million: Other, net of $0.1 million in deferred loan costs
Key terms and other details regarding our material debt obligations and finance leases are discussed in Notes 14, 15, and 16 in Part II, Item 8 of this Annual Report, and are incorporated by reference herein.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	2022	2021	Change
	(In thousands)
Net cash provided by operating activities	$1,435,853	$1,190,153	$245,700
Net cash used in investing activities	(646,184)	(1,816,733)	1,170,549
Net cash (used in) provided by financing activities	(754,347)	779,326	(1,533,673)
Net Cash Provided by Operating Activities
2022 Compared to 2021 — The $245.7 million increase in net cash provided by operating activities was primarily due to a $126.1 million increase in operating income and a non-cash increase in depreciation and amortization of property and equipment of $81.9 million. These increases were related to the addition of ACT's and MME's results for the full year 2022, compared to the portion of 2021 following the respective acquisition dates. The remaining increase is due to various changes in working capital and was partially offset by a $122.1 million increase in taxes paid. Note: Factors affecting the increase in operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."
Net Cash Used in Investing Activities
2022 Compared to 2021 — The $1.2 billion decrease in net cash used in investing activities was primarily due to a $1.5 billion decrease in net cash invested in acquisitions and was partially offset by a $335.1 million increase in net cash capital expenditures, including 2022 investing activities of ACT and MME.
Net Cash (Used in) Provided by Financing Activities
2022 Compared to 2021 — Net cash used in financing activities increased by $1.5 billion, primarily due to a $1.2 billion reduction in debt proceeds, a $267.0 million increase in net repayments on our 2021 Revolver, and a $242.8 million increase in repurchases of our common stock.

Inflation
Most of our operating expenses are inflation-sensitive, with inflation generally leading to increased costs of operations. Price increases in manufacturer revenue equipment has impacted the cost for us to acquire new equipment. Cost increases have also impacted the cost of parts for equipment repairs and maintenance. The qualified driver shortage experienced by the trucking industry overall has had the effect of increasing compensation paid to our driving associates. We have also experienced inflation in insurance and claims cost related to health insurance and claims as well as auto liability insurance and claims. Prolonged periods of inflation have recently and could continue to cause interest rates, fuel, wages, and other costs to increase as well. Any of these factors could adversely affect our results of operations unless freight rates correspondingly increase.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Claims Accruals — Insurance and claims expense varies as a percentage of total revenue, based on the frequency and severity of claims incurred in a given period, as well as changes in claims development trends. The actual cost to settle our self-insured claim liabilities, as well as our third-party claim liabilities, may differ from our reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties, including the inherent difficulty in estimating the severity of the claim and the potential judgment or settlement amount to dispose of the claim. If claims development factors that are based upon historical experience had increased by 10%, our claims accrual as of December 31, 2022 would have potentially increased by $70.1 million.
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
Knight-Swift evaluated its goodwill associated with the 2017 Merger and various acquisitions as of June 30, 2022 and 2021. The evaluations were completed using fair value measurement guidance prescribed in ASC 350, Intangibles – Goodwill and Other. The fair value of the goodwill was established using an equal weighting of both the income and market approaches. In evaluating this quantitative analysis, the Company determined that it was more likely than not that fair value exceeded carrying value for the Company's reporting units as of June 30, 2022 and 2021.
The test of indefinite-lived intangible assets consists of a comparison of the estimated fair value of certain trade names to their carrying values. The determination of the fair value of the trade names requires management to make significant estimates and assumptions related to forecasts of future revenues, discount rates, and royalty rates. Changes in these assumptions could materially affect the determination of the fair value of the trade names, the amount of any trade names impairment charge, or both. Management evaluated trade names for impairment as of June 30, 2022 and 2021 noting that the fair value exceeded carrying value for the trade name.
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
Refer to Note 10, in Part II, Item 8 of this Annual Report for discussion about the impact of the amortization of definite-lived intangibles on our results for 2022 and 2021.
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
Refer to Note 23, in Part II, Item 8 of this Annual Report for discussion about the changes in long-lived assets and the impact on our results for 2022 and 2021.
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
Stock-based Compensation — We issue several types of stock-based compensation, including awards that vest, based on service conditions, performance conditions, or a combination of service and performance conditions. Determining the appropriate amount to expense in each period is based on likelihood and timing of achievement of the stated targets for performance-based awards, and requires judgment, including forecasting future financial results, market performance, and other factors. The estimates are revised periodically, based on the probability and timing of achieving the required performance targets, and adjustments are made as appropriate. There is also some judgement involved with estimating expected forfeiture rates as we have opted to net the benefit of expected forfeitures against our stock-based compensation expense.
Refer to Note 21, in Part II, Item 8 of this Annual Report for discussion about the assumptions related to these awards and the impact on our results for 2022 and 2021.
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
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2021 Debt Agreement and 2022 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 5.2% as of December 31, 2022) and fixed rate equipment lease financing. Assuming the level of borrowings as of December 31, 2022, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $14.4 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US increased to an average of $5.01 per gallon for 2022 from an average of $3.29 per gallon for 2021. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021, and 2020, together with related notes and the report of Grant Thornton LLP, independent registered public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Annual Report.

Audited Financial Statements of Knight-Swift Transportation Holdings Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Knight-Swift Transportation Holdings Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Knight-Swift Transportation Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2023 expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Swift auto liability claims accrual
As described in footnote 12 to the financial statements, the Company is self-insured for a portion of its risk related to auto liability claims. The Company accrues for the cost of the uninsured portion of pending claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends. The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties, including the inherent difficulty in estimating the severity of the claims and the potential judgment or settlement amount to dispose of the claim.
We identified the estimation of Swift’s auto liability claims accrual, which is subject to certain self-insured retention limits, as a critical audit matter. Auto liability unpaid claim liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The principal considerations for assessing the auto liability claims accrual as a critical audit matter is the high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.
Our audit procedures related to this critical audit matter included the following, among others:
•We tested the operating effectiveness of controls over auto liability claims, including the completeness and accuracy of claim expenses and payments and management’s review over actuarial calculations.
•We tested management’s process for determining the auto liability claims accrual, including evaluating the reasonableness of the methods and assumptions used in estimating the ultimate claim losses with the assistance of an actuarial specialist.
•We tested the claims data used in the actuarial calculation by selecting samples of historical claims data and inspecting source documents to test key attributes of the claims data.
/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2011.
Phoenix, Arizona
February 23, 2023

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Balance Sheets

	December 31,
	2022	2021
ASSETS	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$196,770	$261,001
Cash and cash equivalents – restricted	185,792	87,241
Restricted investments, held-to-maturity, amortized cost	7,175	5,866
Trade receivables, net of allowance for doubtful accounts of $22,980 and $21,663, respectively	842,294	911,336
Contract balance – revenue in transit	15,859	22,936
Prepaid expenses	108,081	90,507
Assets held for sale	40,602	8,166
Income tax receivable	58,974	909
Other current assets	38,025	26,318
Total current assets	1,493,572	1,414,280
Property and equipment:
Revenue equipment	4,429,117	3,994,519
Land and land improvements	376,552	326,731
Buildings and building improvements	726,424	639,990
Furniture and fixtures	131,886	97,102
Shop and service equipment	59,817	46,640
Leasehold improvements	16,587	13,915
Gross property and equipment	5,740,383	5,118,897
Less: accumulated depreciation and amortization	(1,905,340)	(1,563,533)
Property and equipment, net	3,835,043	3,555,364
Operating lease right-of-use-assets	192,358	147,540
Goodwill	3,519,339	3,515,135
Intangible assets, net	1,776,569	1,831,049
Other long-term assets	134,785	192,132
Total assets	$10,951,666	$10,655,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,849	$224,844
Accrued payroll and purchased transportation	171,381	217,084
Accrued liabilities	81,528	128,536
Claims accruals – current portion	311,822	206,607
Finance lease liabilities and long-term debt – current portion	71,466	262,423
Operating lease liabilities – current portion	36,961	35,322
Total current liabilities	894,007	1,074,816
Revolving line of credit	43,000	260,000
Long-term debt – less current portion	1,024,668	1,037,552
Finance lease liabilities – less current portion	344,377	256,166
Operating lease liabilities – less current portion	149,992	107,614
Accounts receivable securitization	418,561	278,483
Claims accruals – less current portion	201,838	210,714
Deferred tax liabilities	907,893	874,877
Other long-term liabilities	12,049	11,828
Total liabilities	3,996,385	4,112,050
Commitments and contingencies (Notes 4, 6, 17, 18, and 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 160,706 and 165,980 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	1,607	1,660
Additional paid-in capital	4,392,266	4,350,913
Accumulated other comprehensive loss	(2,436)	(563)
Retained earnings	2,553,567	2,181,142
Total Knight-Swift stockholders' equity	6,945,004	6,533,152
Noncontrolling interest	10,277	10,298
Total stockholders’ equity	6,955,281	6,543,450
Total liabilities and stockholders’ equity	$10,951,666	$10,655,500
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Comprehensive Income

	2022	2021	2020
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$6,508,165	$5,531,890	$4,369,207
Truckload and LTL fuel surcharge	920,417	466,129	304,656
Total revenue	7,428,582	5,998,019	4,673,863
Operating expenses:
Salaries, wages, and benefits	2,173,933	1,771,772	1,483,188
Fuel	895,603	546,256	416,307
Operations and maintenance	422,872	313,505	275,290
Insurance and claims	455,918	275,378	192,840
Operating taxes and licenses	111,197	98,784	87,422
Communications	23,656	22,486	19,596
Depreciation and amortization of property and equipment	594,981	522,596	460,775
Amortization of intangibles	64,843	55,299	45,895
Rental expense	56,856	55,161	86,640
Purchased transportation	1,444,937	1,320,888	936,649
Impairments	810	299	5,335
Miscellaneous operating expenses	91,148	49,898	99,488
Total operating expenses	6,336,754	5,032,322	4,109,425
Operating income	1,091,828	965,697	564,438
Other (expenses) income:
Interest income	5,439	1,173	1,928
Interest expense	(50,803)	(21,140)	(17,309)
Other (expenses) income, net	(25,958)	28,905	11,254
Total other (expenses) income, net	(71,322)	8,938	(4,127)
Income before income taxes	1,020,506	974,635	560,311
Income tax expense	249,388	230,887	149,676
Net income	771,118	743,748	410,635
Net loss (income) attributable to noncontrolling interest	207	(360)	(633)
Net income attributable to Knight-Swift	$771,325	$743,388	$410,002
Other comprehensive income (loss)	(1,873)	(563)	—
Comprehensive income	$769,452	$742,825	$410,002

Earnings per share:
Basic	$4.75	$4.48	$2.42
Diluted	$4.73	$4.45	$2.40

Dividends declared per share:	$0.48	$0.38	$0.32

Weighted average shares outstanding:
Basic	162,260	165,860	169,711
Diluted	163,211	167,060	170,549
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2019	170,688	$1,707	$4,269,043	$1,395,465	$—	$5,666,215	$2,088	$5,668,303
Common stock issued to employees	631	6	10,007			10,013		10,013
Common stock issued to the Board	13	—	515			515		515
Common stock issued under ESPP	62	—	2,220			2,220		2,220
Company shares repurchased	(4,841)	(48)		(179,537)		(179,585)		(179,585)
Shares withheld – RSU settlement				(4,510)		(4,510)		(4,510)
Employee stock-based compensation expense			19,639			19,639		19,639
Cash dividends paid and dividends accrued ($0.32 per share)				(54,661)		(54,661)		(54,661)
Net income				410,002		410,002	633	410,635
Investment in noncontrolling interest							(529)	(529)
Balances – December 31, 2020	166,553	$1,665	$4,301,424	$1,566,759	$—	$5,869,848	$2,192	$5,872,040
Common stock issued to employees	510	6	5,918			5,924		5,924
Common stock issued to the Board	12	—	575			575		575
Common stock issued with ACT Acquisition	219	2	9,998			10,000		10,000
Common stock issued under ESPP	63	1	2,782			2,783		2,783
Company shares repurchased	(1,377)	(14)		(57,161)		(57,175)		(57,175)
Shares withheld – RSU settlement				(8,257)		(8,257)		(8,257)
Employee stock-based compensation expense			33,495			33,495		33,495
Cash dividends paid and dividends accrued ($0.38 per share)				(63,587)		(63,587)		(63,587)
Net income				743,388		743,388	360	743,748
Other comprehensive income					(563)	(563)		(563)
Noncontrolling interest associated with acquisition							10,281	10,281
Investment in noncontrolling interest							(64)	(64)
Net acquisition of remaining ownership interest, previously noncontrolling			(3,279)			(3,279)	(2,471)	(5,750)
Balances – December 31, 2021	165,980	$1,660	$4,350,913	$2,181,142	$(563)	$6,533,152	$10,298	$6,543,450
Common stock issued to employees	625	6	2,505			2,511		2,511
Common stock issued to the Board	18	—	873			873		873
Common stock issued under ESPP	84	1	4,047			4,048		4,048
Company shares repurchased	(6,001)	(60)		(299,881)		(299,941)		(299,941)
Shares withheld – RSU settlement				(20,623)		(20,623)		(20,623)
Employee stock-based compensation expense			33,928			33,928		33,928
Cash dividends paid and dividends accrued ($0.48 per share)				(78,396)		(78,396)		(78,396)
Net income				771,325		771,325	(207)	771,118
Other comprehensive income					(1,873)	(1,873)		(1,873)
Investment in noncontrolling interest							186	186
Balances – December 31, 2022	160,706	$1,607	$4,392,266	$2,553,567	$(2,436)	$6,945,004	$10,277	$6,955,281

See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Cash Flows

	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$771,118	$743,748	$410,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	659,824	577,895	506,670
Gain on sale of property and equipment	(92,891)	(74,799)	(9,706)
Impairments	810	299	5,335
Deferred income taxes	30,852	39,929	46,214
Non-cash lease expense	41,943	45,192	80,891
Loss (gain) on equity securities	52,274	(3,931)	(3,737)
Non-cash adjustment to fair value of convertible note	—	(12,631)	—
Other adjustments to reconcile net income to net cash provided by operating activities	46,632	44,841	47,419
Increase (decrease) in cash resulting from changes in:
Trade receivables	58,708	(214,573)	(75,521)
Income tax receivable	(58,065)	2,528	14,123
Accounts payable	(24,769)	73,371	7,500
Accrued liabilities and claims accrual	11,151	40,872	(31,210)
Operating lease liabilities	(42,893)	(48,171)	(83,675)
Other assets and liabilities	(18,841)	(24,417)	4,707
Net cash provided by operating activities	1,435,853	1,190,153	919,645
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	9,706	10,624	13,675
Purchases of held-to-maturity investments	(11,145)	(7,706)	(16,936)
Proceeds from sale of property and equipment, including assets held for sale	183,421	252,080	133,230
Purchases of property and equipment	(800,563)	(534,096)	(521,067)
Expenditures on assets held for sale	(545)	(1,367)	(483)
Net cash, restricted cash, and equivalents invested in acquisitions	(31,291)	(1,496,208)	(46,811)
Investment in convertible note	—	(35,000)	—
Other cash flows from investing activities	4,233	(5,060)	(42,320)
Net cash used in investing activities	(646,184)	(1,816,733)	(480,712)
Cash flows from financing activities:
Repayment of finance leases and long-term debt	(274,833)	(409,889)	(148,910)
Proceeds from long-term debt	—	1,200,000	—
(Repayments) borrowings on revolving lines of credit, net	(217,000)	50,000	(69,000)
Borrowings under accounts receivable securitization	140,000	80,000	61,000
Repayment of accounts receivable securitization	—	(15,000)	(52,000)
Proceeds from common stock issued	7,432	9,282	12,748
Repurchases of the Company's common stock	(299,941)	(57,175)	(179,585)
Dividends paid	(78,304)	(63,535)	(54,620)
Other cash flows from financing activities	(31,701)	(14,357)	(13,517)
Net cash (used in) provided by financing activities	(754,347)	779,326	(443,884)
Net increase (decrease) in cash, restricted cash, and equivalents	35,322	152,746	(4,951)
Cash, restricted cash, and equivalents at beginning of period	350,023	197,277	202,228
Cash, restricted cash, and equivalents at end of period	$385,345	$350,023	$197,277

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Cash Flows — Continued

	2022	2021	2020
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$48,905	$18,949	$17,396
Income taxes	289,159	167,092	80,006
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$34,909	$10,489	$651
Transfers from property and equipment to assets held for sale	90,951	92,445	75,292
Noncontrolling interest associated with acquisition	—	10,281	—
Purchase price adjustment on acquisition	2,164	—	—
Contingent consideration associated with acquisitions and investments	1,717	6,250	16,200
Value of common stock issued for acquisition	—	10,000	—
Conversion of note receivable to equity investment	—	37,631	—
Right-of-use assets obtained in exchange for operating lease liabilities	86,910	22,771	12,406
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	—	50,988	12,356
Property and equipment obtained in exchange for finance lease liabilities	152,509	181,234	137,097
Property and equipment obtained in exchange for finance lease liabilities reclassified from operating lease liabilities	6,462	42,298	67,430

Reconciliation of Cash, Restricted Cash, and Equivalents:	2022	2021	2020
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$196,770	$261,001	$156,699
Cash and cash equivalents – restricted [1]	185,792	87,241	39,328
Other long-term assets [1]	2,783	1,781	1,250
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$385,345	$350,023	$197,277

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During 2022, the Truckload segment operated an average of 18,110 tractors (comprised of 16,228 company tractors and 1,882 independent contractor tractors). The Company operated 74,779 trailers during the year, including trailers within the Truckload segment and leasing activities within the non-reportable segments. The LTL segment operated an average 3,176 tractors and 8,431 trailers. Additionally, the Intermodal segment operated an average of 613 tractors and 11,786 intermodal containers. The Company's four reportable segments are Truckload, LTL, Logistics, and Intermodal.
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
With respect to transactional/durational data, references to "years", including "2022", "2021", and "2020" pertain to calendar years. Similarly, references to "quarters", including "first", "second", "third", and "fourth" pertain to calendar quarters.
Changes in Presentation
Beginning in the second quarter of 2022, the Company separately disclosed "Loss (gain) on equity securities" in the condensed consolidated statement of cash flows. Accordingly, the amounts presented in the Company's 2021 and 2020 consolidated statement of cash flows were reclassified from "Other adjustments to reconcile net income to net cash provided by operating activities" to "Loss (gain) on equity securities" to align with the current year presentation.

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
ASUs
There were various ASUs that became effective during 2022, which did not have a material impact on the Company's results of operations, financial position, cash flows, or disclosures.

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
•leases;
•estimates of claims accruals;
•contingent obligations;
•calculation of projected pension benefit obligation;
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
Restricted Cash and Equivalents — The Company's wholly-owned captive insurance companies, Red Rock and Mohave, maintain certain operating bank accounts, working trust accounts, and investment accounts. The cash and cash equivalents within these accounts are restricted by insurance regulations to fund the insurance claim losses to be paid by the captive insurance companies, and therefore, are classified as "Cash and cash equivalents – restricted" and included within "Other long-term assets" in the consolidated balance sheets.
Restricted Investments — The Company's investments are restricted by insurance regulations to fund the insurance claim losses to be paid by the captive insurance companies. The Company accounts for its investments in accordance with ASC 320, Investments – Debt Securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates the determination on a quarterly basis. As of December 31, 2022, all of the Company's investments in fixed-maturity securities were classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost. The amortized cost of debt securities is adjusted using the effective interest rate method for amortization of premiums and accretion of discounts. Amortization and accretion are reported in "Other income, net" in the consolidated statements of comprehensive income.
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
Depreciation of property and equipment is calculated on a straight-line basis down to the salvage value, as applicable, over the following estimated useful lives:

Category:	Range (in years)
Revenue equipment*	3	—	20
Shop and service equipment	2	—	10
Land improvements	5	—	15
Buildings and building improvements	10	—	40
Furniture and fixtures	3	—	10
Leasehold improvements	Lesser of lease term or leasehold improvement life
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
Goodwill — Management evaluates goodwill on an annual basis as of June 30th, or more frequently if indicators of impairment exist. The Company performs a quantitative analysis on an annual basis, in accordance with ASC 350, Goodwill and Other Intangible Assets. Management estimates the fair values of its reporting units using a combination of the income and market approaches. If the carrying amount of a reporting unit exceeds the fair value, then management recognizes an impairment loss of the same amount. This loss is only limited to the total amount of goodwill allocated to that reporting unit. Refer to Note 10 for the results of the Company's annual evaluation as of June 30, 2022.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Revenue Recognition — Management applies the five-step analysis to the Company's four reportable segments (Truckload, LTL, Logistics, and Intermodal).
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
•Step 5: Revenue Recognition — The performance obligation of providing transportation services is satisfied over time. Accordingly, revenue is recognized over time. Management estimates the amount of revenue in transit at period end based on the number of days completed of the dispatch (which is generally one to three days for the Truckload, LTL, and Logistics segments, but can be longer for intermodal operations). Management believes this to be a faithful depiction of the transfer of services because if a load is dispatched, but terminates mid-route and the load is picked up by another carrier, then that carrier would not need to re-perform the services for the days already traveled.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Unrecognized tax benefits are defined as the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740, Income Taxes. The Company does not recognize a tax benefit for uncertain tax positions unless it concludes that it is more likely than not that the benefit will be sustained on audit (including resolutions of any related appeals or litigation processes) by the taxing authority, based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in management's judgment, is greater than 50% likely to be realized. The Company records expected incurred interest and penalties related to unrecognized tax positions in "Income tax expense" in the consolidated statements of comprehensive income. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
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
The total purchase price consideration of $164.4 million, consisted of $104.0 million in cash consideration to the sellers, including cash on hand and net working capital adjustments, and approximately $60.4 million in debt payoffs. This was funded through cash-on-hand and borrowing on the 2021 Revolver on the transaction date. At closing, $2.8 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations. During the fourth quarter of 2022, the escrow proceeds were released to the sellers pursuant to the SPA.

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
During the measurement period, total goodwill related to the MME acquisition increased by $4.2 million during 2022 as a result of adjustments to valuations of deferred tax liabilities and accounts receivable as well as a $1.3 million actual versus estimated net working capital adjustment which increased the total purchase price consideration to $165.7 million. The total purchase price consideration, as adjusted at the December 6, 2021 transaction date, is identified in the "Purchase Price Allocations" table within this footnote.
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
During 2022, the Company's consolidated operating results included ACT's total revenue of $918.9 million and net income of $77.0 million. ACT's net income during 2022 included $14.0 million related to the amortization of intangible assets acquired in the ACT Acquisition. During 2021, the Company's consolidated operating results included ACT's total revenue of $386.8 million and net income of $23.1 million. ACT's net income during 2021 included $7.0 million related to the amortization of intangible assets acquired in the ACT Acquisition.
The goodwill recognized represents expected synergies from combining the operations of ACT with the Company, including enhanced service offerings, as well as other intangible assets that did not meet the criteria for separate recognition. The goodwill is expected to be deductible for tax purposes.
The total purchase price consideration, as if adjusted at the July 5, 2021 transaction date, is identified in the "Purchase Price Allocations" table within this footnote. The purchase price allocation was open for adjustments through the end of the measurement period, which closed one year from the July 5, 2021 acquisition date.
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
The total purchase price consideration of $37.2 million, including cash-on-hand and net working capital adjustments, consisted of $32.2 million in cash to the sellers at closing, which was funded through cash-on-hand and borrowing on the 2017 Revolver on the transaction date. At closing $2.25 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations. During the third quarter of 2022, the escrow proceeds were released to the sellers pursuant to the SPA.
The purchase price also included contingent consideration consisting of two additional annual payments of up to $2.5 million each ($5.0 million in total), representing the maximum possible annual deferred payments to the sellers based on operating ratio and revenue growth targets for each of the twelve-month periods ending May 31, 2022 and May 31, 2023. As of December 31, 2022, $2.5 million is included in "Accrued liabilities" in the Company's consolidated balance sheets. As of December 31, 2021, $2.5 million is included in "Accrued liabilities" and $2.5 million is included in "Other long-term liabilities" in the Company's consolidated balance sheets, depending on the expected payment dates.
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
The total purchase price consideration, as if adjusted at the June 1, 2021 transaction date, is identified in the "Purchase Price Allocations" table within this footnote. The purchase price allocation was open for adjustments through the end of the measurement period, which closed one year from the June 1, 2021 acquisition date.
Eleos
On February 1, 2021, pursuant to a membership interest purchase agreement ("MIPA"), the Company, through a wholly owned subsidiary, acquired 79.44% of the issued and outstanding membership interests of Eleos, a Greenville, South Carolina-based software provider, specializing in mobile driving platforms, which complement the Company's suite of services. The total purchase price consideration, including cash-on-hand and net working capital adjustments, consisted of $41.5 million in cash to the sellers at closing, which was funded through cash-on-hand and borrowing on the 2017 Revolver on the transaction date. At closing, $4.1 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations and other items. During the third quarter of 2022, the escrow proceeds were released to the sellers pursuant to the MIPA.
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
The total purchase price consideration, as if adjusted at the February 1, 2021 transaction date, is identified in the "Purchase Price Allocations" table within this footnote. The purchase price allocation was open for adjustments through the end of the measurement period, which closed one year from the February 1, 2021 acquisition date.
Warehousing Co.
On January 1, 2020, pursuant to a SPA the Company acquired 100.0% of the equity interests of Warehousing Co. with locations throughout the central US.
The total purchase price consideration of $66.9 million consisted of $48.2 million in cash to the sellers at closing, which was funded through cash-on-hand and borrowing on the 2017 Revolver on the transaction date. At closing,$6.8 million of the cash consideration was placed in escrow to secure certain of the sellers' indemnification obligations. During the third quarter of 2020, the escrow proceeds were released to the sellers pursuant to the SPA. The purchase price also included contingent consideration consisting of three additional annual payments of up to $8.1 million each ($24.3 million in total), representing the maximum possible annual deferred payments to the sellers based on Warehousing Co.'s earnings before interest and taxes ("EBIT") for each of the calendar years ending December 31, 2020, December 31, 2021, and the annualized six-month period ending June 30, 2022. In order to estimate Warehousing Co.'s future performance, the Company utilized the Monte Carlo simulation method using certain inputs, including Warehousing Co.'s forecasted EBIT, discount rate, dividend yields, expected volatility, and expected stock returns during the above measurement periods. Based on the above inputs, the present value of the total contingent consideration, along with the estimated net working capital adjustment equaled $18.7 million as of January 1, 2020. During the measurement period, the net working capital adjustment was reduced by $0.4 million based on the actual versus estimated net working capital adjustment as of the transaction date. This adjustment resulted in the total estimated contingent consideration and net working capital adjustment decreasing to $18.3 million. The total purchase price consideration, as if adjusted at the January 1, 2020 transaction date, is identified in the "Purchase Price Allocations" table within this footnote.
During the fourth quarter of 2020, the Company paid the first annual payment of $8.1 million as a result of the achievement of Warehousing Co.’s EBIT performance target for the calendar year December 31, 2020. Additionally, during the fourth quarter of 2020, the Company increased the estimated fair value of the remaining contingent consideration representing the final two annual payments, resulting in a $6.7 million fair value adjustment of the deferred earnout, which was recorded in “Miscellaneous operating expenses” in the consolidated statement of comprehensive income. During the fourth quarter of 2021, the Company paid the second annual payment of $8.1 million as a result of the achievement of Warehousing Co.’s EBIT performance target for the calendar year 2021. During the fourth quarter of 2022, the Company paid the final annual payment of $8.1 million as a result of the achievement of Warehousing Co.’s EBIT performance target for the six-month period ended June 30, 2022.
As of December 31, 2022, all contingent consideration had been paid in full and no further liability was recorded. As of December 31, 2021, the remaining contingent consideration was $8.1 million representing the fair value of the remaining annual deferred payments for the annualized six-month period ending June 30, 2022, all of which was recorded in "Accrued liabilities" in the consolidated balance sheets.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Asset Purchase Agreement
On October 3, 2022, the Company entered into an asset purchase agreement with a total purchase consideration of $30.0 million for the purchase of revenue equipment and certain intangibles. The purchase price was allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, resulting in the Company recording $19.4 million in "Revenue Equipment" and $10.4 million in "Customer Relationships" in the Company's consolidated balance sheets. The purchase price allocation is preliminary and is open for adjustments through the end of the measurement period, which is one year from the October 3, 2022 acquisition date, pending completion of the valuation of acquired tangible assets, an independent valuation of certain acquired intangible assets, the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed, and assessment of other tax related items as applicable.
Purchase Price Allocations
The purchase price allocations for the Company's acquisitions have been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. The purchase price allocations were open for adjustment through the end of the measurement period, which closed one year from the acquisition dates.

	MME[1]	ACT	UTXL	Eleos	Warehousing Co.[2]
	December 6, 2021 Opening Balance Sheet as Reported at December 31, 2022	July 5, 2021 Opening Balance Sheet as Reported at December 31, 2022	June 1, 2021 Opening Balance Sheet as Reported at December 31, 2022	February 1, 2021 Opening Balance Sheet as Reported at December 31, 2022	January 1, 2020 Opening Balance Sheet as Reported at December 31, 2022

Fair value of the consideration transferred	$165,673	$1,306,214	$37,230	$41,518	$66,444

Cash and cash equivalents	14,716	17,477	8,206	2,237	1,388
Trade receivables	21,165	104,220	9,451	545	3,301
Prepaid expenses	2,067	15,803	—	47	608
Other current assets	462	3,537	—	—	78
Property and equipment	49,192	427,722	54	—	1,938
Operating lease right-of-use assets	52,065	4,053	—	560	12,356
Identifiable intangible assets [3]	52,960	406,160	22,121	15,850	55,681
Other noncurrent assets	139	1,739	—	—	458
Total assets	192,766	980,711	39,832	19,239	75,808

Accounts payable	(7,681)	(19,386)	(14,183)	(156)	(347)
Accrued payroll and payroll-related expenses	(7,106)	(33,411)	(247)	(605)	—
Accrued liabilities	(544)	(9,302)	(69)	(1,391)	(644)
Claims accruals – current and noncurrent portions	(1,090)	(40,958)	(418)	—	—
Operating lease liabilities – current and noncurrent portions	(46,375)	(4,052)	—	(560)	(12,356)
Long-term debt – current and noncurrent portions	—	(54,024)	—	—	—
Deferred tax liabilities	(21,172)	—	—	—	—
Other long-term liabilities	(568)	(4,243)	—	(475)	—
Total liabilities	(84,536)	(165,376)	(14,917)	(3,187)	(13,347)

Noncontrolling interest	—	—	—	(10,281)	—
Total stockholders' equity	—	—	—	(10,281)	—

Goodwill	$57,443	$490,879	$12,315	$35,747	$3,983

1See above for a description of the adjustments made to MME's purchase price allocation during the measurement period.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
2See above for a description of the working capital adjustments made to Warehousing Co.'s purchase price allocation during the measurement period.
3Includes $372.2 million in customer relationships ($250.8 million attributed to ACT), $2.0 million in noncompete agreements ($0.8 million attributed to ACT), $10.5 million in internally developed software ($6.5 million attributable to ACT), and $168.0 million in trade names ($148.1 million attributed to ACT).

Note 5 — Investments
The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments:

	December 31, 2022
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$5,978	$—	$(44)	$5,934
Government bonds	1,197	—	(1)	1,196
Restricted investments, held-to-maturity	$7,175	$—	$(45)	$7,130

	December 31, 2021
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$5,866	$—	$(7)	$5,859
Restricted investments, held-to-maturity	$5,866	$—	$(7)	$5,859

As of December 31, 2022, the contractual maturities of the restricted investments were one year year or less. There were fourteen and eleven securities that were in an unrealized loss position, all for less than twelve months as of December 31, 2022 and 2021, respectively. The Company did not recognize any impairment losses related to restricted investments during 2022, 2021, or 2020.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table presents ownership and commitment information for the Company's investments in TRP partnerships:

	December 31, 2022
	Knight-Swift's Ownership Interest [1]	Total Commitment (All Partners)	Knight-Swift's Contracted Commitment	Knight-Swift's Remaining Commitment
	(Dollars in thousands)
TRP III – equity method investment [2]	4.9%	$245,000	$15,000	$—
TRP IV – equity investment 3 4	4.2%	$116,065	$4,900	$612
TRP IV Coinvestment NTI – equity method investment 2 5	—%	$120,000	$10,000	$—
TRP IV Coinvestment QLS – equity method investment [2]	25.0%	$39,000	$9,735	$—
TRP IV Coinvestment FFR – equity method investment [2]	7.4%	$66,555	$4,950	$—
TRP V - equity method investment 2 6	16.6%	$180,700	$30,000	$10,814
TRP V Coinvest - equity method investment [2]	13.3%	$30,000	$4,000	$—

1The Company's share of the results is included within "Other (expenses) income, net" in the consolidated statements of comprehensive income.
2The TRP III, TRP IV Coinvestments, TRP V, and TRP V Coinvest are unconsolidated majority interests. Management considered the criteria set forth in ASC 323, Investments – Equity Method and Joint Ventures, to establish the appropriate accounting treatment for these investments. This guidance requires the use of the equity method for recording investments in limited partnerships where the "so minor" interest is not met. As such, the investments are being accounted for under the equity method. Knight's ownership interest reflects its ultimate ownership of the portfolio companies underlying the TRP III, TRP IV Coinvestment NTI, TRP IV Coninvestment QLS, TRP IV Coinvestment FFR, TRP V, and TRP V Coninvest legal entities.
3In accordance with ASC 321, Investments – Equity Securities, these investments are recorded at cost minus impairment.
4Management anticipates that the following amounts will be due: $0.1 million in 2023, $0.5 million from 2024 through 2025, and none thereafter.
5TRP IV Coinvestment NTI was liquidated during 2022.
6Management anticipates that the following amounts will be due: $5.6 million in 2023, $2.1 million from 2024 through 2025, $0.8 million from 2026 through 2027, and $2.3 million thereafter.
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
In November 2021, Embark and Northern Genesis Acquisition Corp II, a publicly-traded special purpose acquisition company, completed a business combination agreement entered into on June 22, 2021, resulting in Embark becoming a publicly-traded company. In association with this transaction, the Company's convertible note automatically converted into a number of shares of Embark's common stock as outlined above. Further, the Company acquired an additional $25.0 million in Embark's common stock pursuant to a common stock subscription agreement between the Company and Embark. As of December 31, 2022 and 2021, the fair value of the combined investment in Embark was $1.0 million and $54.5 million, respectively. This resulted in a net unrealized loss of $53.4 million and net unrealized gain of $4.5 million recognized during 2022 and 2021, respectively, within "Operating income, net" in the consolidated statements of comprehensive income.
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
Net Investment Balances
Net investment balances included in "Other long-term assets" in the consolidated balance sheets were as follows:

	December 31,
	2022	2021
	(in thousands)
TRP III – equity method investment	$—	$801
TRP IV – equity investment [1]	—	3
TRP IV Coinvestment NTI – equity method investment	—	37
TRP IV Coinvestment QLS – equity method investment	12,881	12,444
TRP IV Coinvestment FFR – equity method investment	8,334	6,761
TRP V – equity method investment	20,699	12,043
TRP V Coinvest – equity method investment	5,228	4,859
Embark – equity investment	1,032	54,467
Other equity method investments – equity method investment [2]	56,375	38,821
Total carrying value	$104,549	$130,236

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 7 — Trade Receivables, net
Trade receivables, net balances were comprised of the following:

	December 31,
	2022	2021
	(In thousands)
Trade customers	$731,546	$847,305
Equipment manufacturers	15,783	11,923
Insurance premiums	61,696	43,455
Other	56,249	30,316
Trade receivables	865,274	932,999
Less: Allowance for doubtful accounts	(22,980)	(21,663)
Trade receivables, net	$842,294	$911,336

The following is a rollforward of the allowance for doubtful accounts for trade receivables:

	2022	2021	2020
	(In thousands)
Beginning balance	$21,663	$22,093	$18,178
Provision	13,078	10,900	17,267
Write-offs directly against the reserve	(994)	(776)	(902)
Write-offs for revenue adjustments	(11,517)	(11,504)	(12,450)
Other [1]	750	950	—
Ending balance	$22,980	$21,663	$22,093

1    Represents measurement period adjustment during 2022 related to the MME acquisition and allowance for doubtful trade accounts receivables assumed in 2021 from the Company's acquisitions. See Note 4 for further details regarding these acquisitions.
See Note 14 for a discussion of the Company's accounts receivable securitization program and the related accounting treatment.

Note 8 — Notes Receivable, net
The Company provides financing to independent contractors and other third parties on equipment sold or leased. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments, ranging from 10.0% to 15.0%. Notes receivable are included in "Other current assets" and "Other long-term assets" in the consolidated balance sheets and were comprised of:

	December 31,
	2022	2021
	(In thousands)
Notes receivable from independent contractors	$5,050	$5,969
Convertible note receivable from third party	11,341	10,141
Notes receivable from other third parties	275	994
Gross notes receivable	16,666	17,104
Allowance for doubtful notes receivable	(5,015)	(496)
Total notes receivable, net of allowance	$11,651	$16,608

Current portion, net of allowance	8,122	1,848
Long-term portion	$3,529	$14,760

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Convertible Note
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

Note 9 — Assets Held for Sale
The Company expects to sell its assets held for sale within the next twelve months. Revenue equipment held for sale totaled $40.6 million and $8.2 million as of December 31, 2022 and 2021, respectively. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the consolidated statements of comprehensive income were $92.9 million during 2022, $74.8 million during 2021, and $9.7 million during 2020.
During 2022, the Company did not recognize impairment losses related to assets held for sale. During 2021, the Company incurred impairment losses of $0.3 million, primarily related to certain tractors and trailers as a result of a softer used equipment market. During 2020, the Company incurred impairment losses of $0.5 million primarily related to certain legacy trailer models as a result of a softer used equipment market.

Note 10 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amounts of goodwill were as follows:

	2022	2021	2020
	(In thousands)
Goodwill balance at beginning of period	$3,515,135	$2,922,964	$2,918,992
Adjustments relating to deferred tax assets	—	(9)	(11)
Acquisition and measurement period adjustments [1]	4,204	592,180	3,983
Goodwill balance at end of period	$3,519,339	$3,515,135	$2,922,964

1The goodwill associated with the ACT and MME acquisitions was allocated to the LTL segment. The goodwill associated with the UTXL acquisition was allocated to the Logistics segment. The goodwill associated with the Warehousing Co., and Eleos acquisitions was allocated to the non-reportable segments. See Note 4 regarding the amount attributed to adjustments to the opening balance sheets.
The following presents the components of goodwill by reportable segment as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	Net Carrying Amount [1]	Net Carrying Amount [1]
	(In thousands)
Truckload	$2,658,086	$2,658,086
LTL	548,322	544,118
Logistics	54,827	54,827
Intermodal	175,594	175,594
Non-reportable	82,510	82,510
Goodwill	$3,519,339	$3,515,135

1Except for the net accumulated amortization related to deferred tax assets in the Truckload segment, the net carrying amount and gross carrying amount are equal since there are no accumulated impairment losses.
There were no impairments identified during annual goodwill impairment testing in 2022, 2021, or 2020.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Other Intangible Assets
Other intangible asset balances were as follows:

	December 31,
	2022	2021
	(In thousands)
Definite-lived intangible assets: [1]
Gross carrying amount	$1,237,993	$1,227,630
Accumulated amortization	(265,982)	(201,139)
Definite-lived intangible assets, net	972,011	1,026,491
Indefinite-lived trade names:
Gross carrying amount	804,558	804,558
Intangible assets, net	$1,776,569	$1,831,049

1The Company's definite-lived intangible assets include customer relationships which have a gross carrying amount of $1.2 billion as of December 31, 2022 and 2021. Other categories of the Company's definite-lived intangible assets include non-compete agreements, internally-developed software, trade names, and others. Identifiable intangible assets subject to amortization have been recorded at fair value. Intangible assets related to acquisitions other than the 2017 Merger are amortized over a weighted-average amortization period of 19.1 years. The Company's customer relationship intangible assets related to the 2017 Merger are being amortized over a weighted average amortization period of 19.9 years.
The following table presents amortization of intangible assets related to the 2017 Merger and various acquisitions:

	2022	2021	2020
	(In thousands)
Amortization of intangible assets related to the 2017 Merger	$41,375	$41,375	$41,375
Amortization related to other intangible assets	23,468	13,924	4,520
Amortization of intangibles	$64,843	$55,299	$45,895

As of December 31, 2022, management anticipates that the composition and amount of amortization associated with intangible assets will be $64.7 million in for each of the years 2023 and 2024, $64.6 million for 2025, $63.2 million for 2026, and $62.3 million for 2027. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.
See Note 2 for accounting policies regarding goodwill and other intangible assets.

Note 11 — Accrued Payroll and Purchased Transportation
The following table presents the composition of accrued payroll and purchased transportation:

	December 31,
	2022	2021
	(In thousands)
Accrued payroll [1]	$123,719	$146,326
Accrued purchased transportation	47,662	70,758
Accrued payroll and purchased transportation	$171,381	$217,084

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
The Company's employee benefits expense for matching contributions related to the 401(k) plans was approximately $29.6 million, $16.2 million, and $13.6 million in 2022, 2021, and 2020, respectively. This expense was included in "Salaries, wages, and benefits" in the consolidated statements of comprehensive income. As of December 31, 2022 and 2021, the balance above in accrued payroll included $21.3 million and $14.5 million, respectively, in matching contributions for the 401(k) plans.

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
Claims accruals were comprised of the following:

	December 31,
	2022	2021
	(In thousands)
Auto reserves	$266,734	$263,091
Workers’ compensation reserves	76,154	90,481
Third-party carrier claims reserves	134,116	31,524
Independent contractor claims reserves	6,137	6,285
Cargo damage reserves	7,231	5,409
Employee medical and other reserves	23,288	20,531
Claims accruals	513,660	417,321
Less: current portion of claims accruals	(311,822)	(206,607)
Claims accruals, less current portion	$201,838	$210,714

Self Insurance
Automobile Liability, General Liability, and Excess Liability — Effective November 1, 2020, the Company has $100.0 million in excess auto liability ("AL") coverage subject to aggregate limits. Effective November 1, 2019, the Company had $130.0 million in excess AL coverage. For prior years, Swift and Knight separately maintained varying excess AL and general liability limits. Effective March 1, 2020, Knight and Swift retain the same $10.0 million self-insured retention ("SIR") per occurrence. While Swift AL claims were subject to a $10.0 million SIR per occurrence during policy periods prior to March 1, 2020, Knight AL claims were subject to varying SIR limits, including aggregate deductibles, not exceeding $10.0 million per occurrence.
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
ACT — ACT maintains SIRs for claims on cargo losses, employee health and welfare, bodily injury and property, general liability and workers’ compensation. Losses under the employee health and welfare, BIPD, and workers’ compensation programs are typically limited on a per claim and aggregate basis through stop-loss and excess insurance policies. Risk retention amounts per occurrence are as follows:
•Workers' compensation - $1.0 million
•Auto liability - Effective March 1, 2022, ACT, retains a $10.0 million SIR per occurrence, as compared to the previous policy, which included a $2.0 million per occurrence with a $5.0 million annual corridor deductible subject to a $10.0 million three-year policy term aggregate cap.
•Employee medical - $1.0 million.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Third-party Carrier Insurance
Effective during 2020, the Company assumed premiums under a reinsurance agreement covering auto liability, including non-trucking auto liability, cargo and general liability coverages for individual members of an independent carrier safety association. The per occurrence limits assumed were $1.0 million per occurrence for auto liability claims, $1.0 million per occurrence for general liability claims, and $0.3 million per occurrence for cargo liability claims.
Starting August 2022, the Company began assuming premiums under a reinsurance agreement covering automotive and physical damage with limits of $1.0 million per occurrence.
See Note 2 for accounting policy regarding the Company's claims accruals.

Note 13 — Income Taxes
The following table presents the Company's income tax expense:

	2022	2021	2020
	(In thousands)
Current expense:
Federal	$174,277	$140,258	$80,060
State	39,687	42,319	19,153
Foreign	4,277	8,382	4,248
	218,241	190,959	103,461
Deferred expense (benefit):
Federal	25,850	48,874	29,640
State	1,432	(10,369)	7,292
Foreign	3,865	1,423	9,283
	31,147	39,928	46,215
Income tax expense	$249,388	$230,887	$149,676

Rate Reconciliation — Expected tax expense is computed by applying the US federal corporate income tax rate of 21.0% to earnings before income taxes for 2022, 2021, and 2020. Actual tax expense differs from expected tax expense as follows:

	2022	2021	2020
	(In thousands)
Computed "expected" tax expense	$214,306	$204,673	$117,665
Increase in income taxes resulting from:
State income taxes, net of federal income tax benefit	32,786	23,063	22,423
Other	2,296	3,151	9,588
Income tax expense	$249,388	$230,887	$149,676

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Deferred Income Taxes — The components of the net deferred tax asset (liability) included in "Deferred tax liabilities" in the consolidated balance sheets were:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Claims accrual	$85,573	$79,496
Unrealized gain/loss on investment	11,815	—
Accrued liabilities	4,112	11,497
Operating lease liabilities	45,089	34,260
Other	39,160	34,284
Total deferred tax assets	185,749	159,537
Valuation allowance	—	—
Total deferred tax assets, net	185,749	159,537
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(677,010)	(635,877)
Prepaid taxes, licenses, and permits deducted for tax purposes	(17,081)	(15,241)
Intangible assets	(342,559)	(338,191)
Operating lease right-of-use assets	(45,083)	(34,016)
Other	(11,909)	(11,089)
Total deferred tax liabilities	(1,093,642)	(1,034,414)
Deferred income taxes	$(907,893)	$(874,877)

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
Cumulative Undistributed Foreign Earnings — As of December 31, 2022, foreign withholding taxes have not been provided on approximately $130.4 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the US. As such, the Company is not required to provide withholding taxes on these earnings until they are repatriated in the form of dividends or otherwise. During the fourth quarter of 2020, our Mexico subsidiary distributed/repatriated $23.0 million to the US company. The taxes that resulted were insignificant.
Unrecognized Tax Benefits — The Company's unrecognized tax benefits as of December 31, 2022 would favorably impact the Company's effective tax rate if subsequently recognized.
See Note 2 for accounting policy related to the Company's income taxes.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2022, 2021, and 2020 is below:

	2022	2021	2020
	(In thousands)
Unrecognized tax benefits at beginning of year	$1,735	$2,950	$4,083
Decreases for tax positions taken prior to beginning of year	—	(1,215)	(1,133)
Unrecognized tax benefits at end of year	$1,735	$1,735	$2,950

Increases for tax positions are related to the benefit received for federal deductions taken on the Company's subsidiary amended returns. Decreases for tax positions are related to federal deductions, which were reserved according to ASC 740-10. Management expects a decrease of $0.7 million in unrecognized tax benefits during the next twelve months.
Interest and Penalties — Accrued interest and penalties were approximately $0.2 million and $0.1 million as of December 31, 2022 and December 31, 2021, respectively.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by federal and state jurisdictions for tax years ranging from 2014 to 2018. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2017 remain subject to examination.

Note 14 — Accounts Receivable Securitization
On October 3, 2022, the Company entered into the 2022 RSA which further amended the 2021 RSA. The 2022 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheets. As of December 31, 2022, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2022 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of December 31, 2022. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
The following table summarizes the key terms of the 2022 RSA and 2021 RSA (dollars in thousands):

	2022 RSA	2021 RSA
(Dollars in thousands)
Effective date	October 3, 2022	April 23, 2021
Final maturity date	October 1, 2025	April 23, 2024
Borrowing capacity	$475,000	$400,000
Accordion option [1]	$100,000	$100,000
Unused commitment fee rate [2]	20 to 40 basis points	20 to 40 basis points
Program fees on outstanding balances [3]	one month SOFR + credit adjustment spread 10 basis points + 82.5 basis points	one month LIBOR + 82.5 basis points
1The accordion option increases the maximum borrowing capacity, subject to participation by the purchasers.
2The 2022 RSA and 2021 RSA commitment fee rates are based on the percentage of the maximum borrowing capacity utilized.
3As identified within the 2022 RSA and 2021 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement index for SOFR and LIBOR, respectively.
Availability under the 2022 RSA and 2021 RSA is calculated as follows:

	December 31,
	2022	2021
	(In thousands)
Borrowing base, based on eligible receivables	$456,400	$400,000
Less: outstanding borrowings [1]	(419,000)	(279,000)
Less: outstanding letters of credit	—	(65,300)
Availability under accounts receivable securitization facilities	$37,400	$55,700

1As of December 31, 2022 and 2021, outstanding borrowings are included in "Accounts receivable securitization – less current portion" in the consolidated balance sheets and are offset by $0.4 million and $0.5 million of deferred loan costs, respectively. Interest accrued on the aggregate principal balance at a rate of 5.1% and 0.9%, as of December 31, 2022 and 2021, respectively.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Program fees and unused commitment fees are recorded in "Interest expense" in the consolidated statements of comprehensive income. The Company's accounts receivable securitization incurred program fees of $9.3 million in 2022, $3.1 million in 2021, and $3.5 million in 2020.
Refer to Note 23 for information regarding the fair value of the 2022 RSA and 2021 RSA.

Note 15 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 14 and its outstanding finance lease obligations as discussed in Note 16, the Company's long-term debt consisted of the following:

	December 31,
	2022	2021
	(In thousands)
2021 Term Loan A-1, due December 3, 2022, net 1 2	$—	$199,676
2021 Term Loan A-2, due September 3, 2024, net 1 2	199,755	199,607
2021 Term Loan A-3, due September 3, 2026, net 1 2	798,705	798,352
Prudential Notes, net [1]	35,960	47,265
Other	3,042	5,069
Total long-term debt, including current portion	1,037,462	1,249,969
Less: current portion of long-term debt	(12,794)	(212,417)
Long-term debt, less current portion	$1,024,668	$1,037,552

	December 31,
	2022	2021
	(In thousands)
Total long-term debt, including current portion	$1,037,462	$1,249,969
2021 Revolver, due September 3, 2026 1 3	43,000	260,000
Long-term debt, including revolving line of credit	$1,080,462	$1,509,969

1    Refer to Note 23 for information regarding the fair value of debt.
2    The carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 are net of $0.2 million and $1.3 million in deferred loan costs as of December 31, 2022, respectively. The carrying amounts of the 2021 Term Loan A-1, 2021 Term Loan A-2, and 2021 Term Loan A-3 are net of $0.3 million, $0.4 million, and $1.6 million in deferred loan costs as of December 31, 2021, respectively.
3    The Company also had outstanding letters of credit of $15.8 million and $64.0 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities, at December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, the Company also had outstanding letters of credit of $173.1 million under a separate bilateral agreement which do not impact the availability of the 2021 Revolver.

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
1The interest rate margin for the 2021 Term Loan and 2021 Revolver is based on the Company's consolidated leverage ratio. As of December 31, 2022, interest accrued at 4.757% on the 2021 Term Loan A-2, 4.882% on the 2021 Term Loan A-3, and 5.074% on the 2021 Revolver.
2The commitment fee for the unused portion of the 2021 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.07% to 0.20%. As of December 31, 2022, commitment fees on the unused portion of the 2021 Revolver accrued at 0.100% and outstanding letter of credit fees accrued at 1.000%.
Pursuant to the 2021 Debt Agreement, the 2021 Revolver and the 2021 Term Loans contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2021 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2021 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2021 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2021 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of December 31, 2022, the Company was in compliance with the covenants under the 2021 Debt Agreement.
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
The 2021 Prudential Notes allow ACT to borrow up to $125.0 million, less amounts then currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2021 Debt Agreement. As of December 31, 2022, ACT had $90.7 million available under the agreement. As of December 31, 2022, the Company was in compliance with the covenants under the 2021 Prudential Notes.
See Note 23 for fair value disclosures regarding the Company's debt instruments.

Note 16 — Leases
Lessee Disclosures
Lease Cost — The components of the Company's lease cost were as follows:

	2022	2021
	(in thousands)
Operating lease cost:
Operating lease costs	$45,560	$46,795
Short-term lease cost ¹	11,296	8,426
Sublease income	—	(60)
Rental expense	56,856	55,161

Finance lease cost:
Amortization of property and equipment	50,823	37,659
Interest expense	8,489	5,232
Total finance lease cost	59,312	42,891

Total operating and finance lease costs	$116,168	$98,052

1    Short-term lease cost includes leases with a term of twelve months or less, as well as month-to-month leases and variable lease costs.
Lease Liability Calculation Assumptions — The assumptions underlying the calculation of the Company's right-of-use assets and corresponding lease liabilities are disclosed below.

	December 31,
	2022		2021
	Operating	Finance	Operating	Finance
Revenue equipment leases
Weighted average remaining lease term	1.0 year	3.8 years	1.6 years	4.0 years
Weighted average discount rate	2.3%	2.6%	2.3%	1.9%

Real estate and other leases
Weighted average remaining lease term	10.0 years	—	12.6 years	—
Weighted average discount rate	2.9%	—%	3.0%	—%

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Maturity Analysis of Lease Liabilities (as Lessee) — Future minimum lease payments for all noncancelable leases were:

	December 31, 2022
	Operating	Finance
	(In thousands)
2023	$41,800	$68,901
2024	33,203	111,345
2025	26,407	99,259
2026	18,923	41,673
2027	16,466	34,693
Thereafter	81,161	83,792
Future minimum lease payments	217,960	439,663
Less: amounts representing interest	(31,007)	(36,614)
Present value of minimum lease payments	186,953	403,049
Less: current portion	(36,961)	(58,672)
Lease liabilities – less current portion	$149,992	$344,377

Supplemental Cash Flow Lease Disclosures — The following table sets forth cash paid for amounts included in the measurement of lease liabilities:

	2022	2021
	(in thousands)
Operating cash flows for operating leases	$42,893	$48,171
Operating cash flows for finance leases	8,489	5,232
Financing cash flows for finance leases	62,093	108,186

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
The owned assets underlying the Company's leases as lessor primarily consist of revenue equipment. As of December 31, 2022 and 2021, the gross carrying value of such revenue equipment underlying these leases was $79.7 million and $103.2 million, respectively, and accumulated depreciation was $38.2 million and $40.0 million, respectively. Depreciation is calculated on a straight-line basis down to the residual value, as applicable, over the estimated useful life of the equipment. Depreciation expense for these assets was $15.9 million and $20.6 million for 2022 and 2021, respectively.
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

	2022	2021
	(in thousands)
Operating lease revenue	$168,072	$95,934
Variable lease revenue	1,233	1,353
Total lease revenue [1]	$169,305	$97,287

Rental income [2]	$11,296	$10,375

1    Represents operating revenue earned by the Company for leasing equipment to independent contractors and other third-parties.
2    Represents non-operating income earned from leasing real estate to third parties.
Maturity Analysis of Future Lease Revenues (as Lessor) — Future minimum lease revenues for all noncancelable leases were:

December 31, 2022
(In thousands)
2023	$45,599
2024	29,207
2025	17,546
2026	4,578
2027	786
Thereafter	4,137
Future minimum lease revenues	$101,853

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
The pension plan was amended such that benefit accrual and plan participation for the plan were effectively frozen as of January 1, 1997, resulting in a curtailment on that date. The net pension liability recognized is as follows:

	December 31,
	2022	2021
	(In thousands)
Projected benefit obligation	$54,412	$71,440
Less: fair value of plan assets	52,535	$70,467
Unfunded status	$1,877	$973
Accrued pension liability recognized [1]	$854	$973

1The pension liability is included in "Other long-term liabilities" in the consolidated balance sheets.
"Other comprehensive loss" in the consolidated statements of comprehensive income included a $2.7 million and $0.6 million loss from pension plan adjustments during 2022 and 2021, respectively. The provisions of the plan do not require compensation levels to be considered in determining the plan’s benefit obligation. As such, the accumulated benefit obligation and projected benefit obligation are the same.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Other information concerning the defined benefit pension plan is summarized below:

	2022	2021
	(In thousands)
Net periodic pension income	$1,264	$1,483
Benefits paid	2,855	$2,981

Assumptions
A weighted-average discount rate of 3.84% and 2.53% was used to determine benefit obligations as of December 31, 2022 and December 31, 2021, respectively.
The following weighted-average assumptions were used to determine net periodic pension cost:

	2022	2021
Discount rate	4.92%	2.55%
Expected long-term rate of return on pension plan assets	6.00%	6.00%

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
The defined benefit pension plan weighted-average asset allocations, by asset category, are as follows:

	2022	2021
Asset category:
Equity securities	30%	30%
Debt securities	66%	68%
Cash and cash equivalents	4%	2%
Total	100%	100%

Pension plan assets
The target allocation by asset category, is as follows:

	2022	2021
Asset category:
Equity securities	30%	30%
Debt securities	70%	70%
Total	100%	100%

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Cash flows
ACT did not contribute to the pension plan during 2022. ACT is not expecting to recognize any net loss within "Other comprehensive loss" in the consolidated statements of comprehensive income during 2023.
The following benefit payments are expected to be paid in each of the fiscal years as follows:

December 31, 2022
(In thousands)
2023	3,632
2024	3,770
2025	3,870
2026	3,996
2027	4,043
2028 through 2030	20,191
Total	$39,502

Note 18 — Purchase Commitments
As of December 31, 2022, the Company had outstanding commitments to acquire revenue equipment of $1.0 billion in 2023 ($772.1 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, finance leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of December 31, 2022, the Company had outstanding purchase commitments to acquire facilities and non-revenue equipment of $55.4 million in 2023, $12.6 million in the two-year period 2024 through 2025, and $0.9 million in the two-year period 2026 through 2027, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
Legal Proceedings
Information is provided below regarding the nature, status, and contingent loss amounts, if any, associated with pending legal matters that may be material to the Company. There are inherent uncertainties in these legal matters, some of which are beyond management's control, making the ultimate outcomes difficult to predict. Moreover, management's views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop.
The Company has made accruals with respect to its legal matters where appropriate, which are included in

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
"Accrued liabilities" in the consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $11.0 million and $18.1 million relating to the Company's outstanding legal proceedings as of December 31, 2022 and 2021, respectively.
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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. In January 2020, the court granted final approval of the settlement. Two objectors appealed the court's decision granting final approval of the settlement. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of December 31, 2022.

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
Recent Developments and Current Status
In January 2020, the court granted final approval of the settlement in this matter. In March 2020, the Company paid the settlement amount approved by the court. As of December 31, 2022, the Company has accrued for anticipated costs associated with finalizing this matter.
1    Individually and on behalf of all others similarly situated.
Other Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, experience damage, mechanical failures and cargo issues as an incidental part of the normal ordinary course of operations. From time to time, these matters result in the discharge of diesel fuel, motor oil, or other hazardous materials into the environment. Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges. As of December 31, 2022, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $1.3 million in the aggregate for all current and prior year claims.

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
The following table presents the Company's repurchases of its common stock under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		2022		2021
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
	(in thousands)
November 24, 2020 [1]	$250,000	2,821	149,982	1,377	57,175
April 19, 2022 [2]	$350,000	3,180	149,959	—	—
		6,001	$299,941	1,377	$57,175

1$192.8 million remained available under the 2020 Knight-Swift Share Repurchase Plan as of December 31, 2021.
2$200.0 million remained available under the 2022 Knight-Swift Share Repurchase Plan as of December 31, 2022.

Note 21 — Stock-based Compensation
Compensatory Stock Plans
Before the 2017 Merger, Knight and Swift granted stock-based awards under their respective stock-based compensation plans, discussed below.
2014 Stock Plan — Currently, the 2014 Stock Plan, as amended and restated, is the Company’s only compensatory stock-based incentive plan. The previous 2014 stock plan replaced Swift's 2007 Omnibus Incentive Plan when it was adopted by Swift's board of directors in March 2014 and then approved by the Swift stockholders in May 2014. The previous 2014 stock plan was amended and restated to rename the plan and for other administrative changes relating to the 2017 Merger. The 2014 Stock Plan was again amended and restated in 2020 to increase the number of shares of common stock available for issuance and extended the term of the 2014 Stock Plan, as well as to amend certain provisions to comply with best practices. Other terms of the 2014 Stock Plan, as amended and restated, remain substantially the same as the previous 2014 stock plan and first amended and restated stock plan. The 2014 Stock Plan, as amended and restated, permits the payment of cash incentive compensation and authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, cash-based awards, and stock-based awards to the Company's employees and non-employee directors. As of December 31, 2022, the aggregate number of shares remaining available under the 2014 Stock Plan was approximately 4.3 million.
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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Stock-based Compensation Expense
Stock-based compensation expense, net of forfeitures, which is included in "Salaries, wages, and benefits" in the consolidated statements of comprehensive income is comprised of the following:

	2022	2021	2020
	(In thousands)
Stock options	$—	$232	$567
Restricted stock units	21,091	18,190	13,496
Performance units	12,837	15,073	5,576
Stock-based compensation expense – equity awards	$33,928	$33,495	$19,639
Stock-based compensation (benefit) expense – liability awards [1]	—	(5,364)	6,955
Total stock-based compensation expense, net of forfeitures	$33,928	$28,131	$26,594
Income tax benefit [2]	$4,201	$8,357	$4,949

1Includes awards granted to executive management that, per the original agreement, would ultimately settle in cash upon fulfilling a requisite service period (for restricted stock units) and fulfilling a requisite service period and achieving performance targets (for performance units). During 2021, the Company amended the agreements for outstanding awards to ultimately settle in shares after each requisite service period.
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
Unrecognized Stock-based Compensation Expense
The following table presents the total unrecognized stock-based compensation expense and the expected weighted average period over which these expenses will be recognized:

	December 31, 2022
	Expense	Weighted Average Period
	(In thousands)	(In years)
Equity awards – Restricted stock units	49,496	2.1
Equity awards – Performance units	15,254	2.4
Total unrecognized stock-based compensation expense	$64,750	2.2

Stock Award Grants

	2022	2021	2020
Restricted stock units	534,307	562,021	722,499
Performance units	118,520	112,690	146,036
Total stock awards granted	652,827	674,711	868,535

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
A summary of 2022 stock option activity follows:

Stock options outstanding:	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value [1]
			(In years)	(In thousands)
Stock options outstanding at December 31, 2021	85,007	$31.95	0.6	$2,464
Granted	—	—
Exercised	(76,900)	32.65
Expired	(1,294)	33.35
Forfeited	—	—
Stock options outstanding at December 31, 2022	6,813	$23.85	0.4	$193
Aggregate number of stock options expected to vest at a future date as of December 31, 2022	—	$—	0.0	$—
Exercisable at December 31, 2022	6,813	$23.85	0.4	$193

1The aggregate intrinsic value was computed using the closing share price on December 31, 2022 of $52.41 and on December 31, 2021 of $60.94, as applicable.
The following table summarizes stock option exercise information for the years presented:

Stock option exercises	2022	2021	2020
	(In thousands, except share data)
Number of stock options exercised	76,900	207,242	382,254
Intrinsic value of stock options exercised	$1,297	$4,120	$4,929
Cash received upon exercise of stock options	$2,511	$5,924	$10,199
Income tax benefit	$63	$1,304	$1,029
The total fair value of the shares vested during 2021 and 2020 was $0.6 million and $1.0 million, respectively.
Restricted Stock Units
A restricted stock unit represents a right to receive a common share of stock when the unit vests. Restricted stock unit recipients do not have voting rights with respect to the shares underlying unvested awards. Employees generally forfeit their units if their employment terminates before the vesting date, with the exception of death, disability or retirement.
The following table is a rollforward of unvested restricted stock units:

Unvested restricted stock units:	Number of Awards	Weighted Average Fair Value [1]
Unvested restricted stock units at December 31, 2021	1,709,761	$39.81
Granted	534,307	45.93
Vested [2]	(522,497)	35.98
Forfeited	(65,871)	43.09
Unvested restricted stock units at December 31, 2022	1,655,700	$42.86

1    The fair value of each restricted stock unit is based on the closing market price on the grant date.
2    Includes 195,274 shares withheld for taxes which were excluded from the "Common stock issued to employees" activity within the consolidated statements of stockholders' equity.

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
The following table is a rollforward of unvested performance units:

Unvested performance units:	Shares	Weighted Average Fair Value
Unvested performance units at December 31, 2021	571,604	$44.22
Granted	118,520	$57.78
Shares earned above target	242,321	$38.17
Vested [1]	(403,867)	$38.17
Unvested performance units at December 31, 2022 [2]	528,578	$49.11

1Includes 184,297 shares withheld for taxes which were excluded from the "Common stock issued to employees" activity within the consolidated statements of stockholders' equity.
2The performance measurement period for performance units granted in 2019 is January 1, 2020 to December 31, 2022 (three full calendar years). The performance measurement period for performance units granted in 2020 is January 1, 2021 to December 31, 2023 (three full calendar years). The performance measurement period for units granted in 2021 is January 1, 2022 to December 31, 2024 (three full calendar years). All performance units will vest one month following the expiration of the performance measurement period. The performance measurement period for units granted in 2022 is January 1, 2023 to December 31, 2025 (three full calendar years). All performance units will vest one month following the expiration of the performance measurement period.
The following table presents the weighted average assumptions used in the fair value computation for performance units:

Performance unit fair value assumptions:	2022	2021	2020
Dividend yield [1]	0.87%	0.67%	0.78%
Expected volatility [2]	33.11%	36.00%	37.99%
Average peer volatility [2]	38.22%	35.49%	35.62%
Average peer correlation coefficient [3]	0.61	0.60	0.59
Risk-free interest rate [4]	4.07%	0.92%	0.20%
Expected term (in years) [5]	3.1	3.1	3.1
Weighted-average fair value of performance units granted	$57.78	$60.55	$42.41
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
In 2022, the Company issued approximately 84,000 shares under the 2012 ESPP at a weighted average discounted price per share of $48.02. As of December 31, 2022, the Company is authorized to issue an additional 0.9 million shares under the 2012 ESPP.

Note 22 — Weighted Average Shares Outstanding
Earnings per share, basic and diluted, as presented in the consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	2022	2021	2020
	(In thousands)
Basic weighted average common shares outstanding	162,260	165,860	169,711
Dilutive effect of equity awards	951	1,200	838
Diluted weighted average common shares outstanding	163,211	167,060	170,549
Anti-dilutive shares excluded from earnings per diluted share [1]	335	208	63
1Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock.

Note 23 — Fair Value Measurement
ASC 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of December 31, 2022 and 2021, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
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
Debt Instruments and Leases — For notes payable under the 2021 Revolver, the 2021 Term Loans, the 2021 Prudential Notes, the 2017 Revolver, and the 2017 Term Loan, fair value approximates the carrying value due to the variable interest rate. The carrying values of the 2022 RSA and 2021 RSA approximate fair value, as the underlying receivables are short-term in nature and only eligible receivables (such as those with high credit ratings) are qualified to secure the borrowed amounts. For finance and operating lease liabilities, the carrying value approximates the fair value, as the Company's finance and operating lease liabilities are structured to amortize in a manner similar to the depreciation of the underlying assets.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		December 31, 2022		December 31, 2021
	Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Restricted investments, held-to-maturity [1]	Restricted investments, held-to-maturity, amortized cost	$7,175	$7,130	$5,866	$5,859
Equity method investments	Other long-term assets	103,517	103,517	75,769	75,769
Investments in equity securities	Other long-term assets	1,668	1,668	74,201	74,201
Convertible note	Other long-term assets	11,341	11,341	10,141	10,141

Financial Liabilities:
2021 Term Loan A-1, due December 2022 [2]	Long-term debt – less current portion	—	—	199,676	200,000
2021 Term Loan A-2, due September, 2024 [2]	Long-term debt – less current portion	199,755	200,000	199,607	200,000
2021 Term Loan A-3, due September 2026 [2]	Long-term debt – less current portion	798,705	800,000	798,352	800,000
2021 Revolver, due September 2026	Revolving line of credit	43,000	43,000	260,000	260,000
2021 Prudential Notes [3]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	35,960	36,014	47,265	47,354
2022 RSA, due October 2025 [4]	Accounts receivable securitization – less current portion	418,561	419,000	—	—
Contingent consideration	Accrued liabilities, Other long-term liabilities	4,217	4,217	13,100	13,100
2021 RSA, due April 2024 [5]	Accounts receivable securitization – less current portion	—	—	278,483	279,000

1Refer to Note 5 for the differences between the carrying amounts and estimated fair values of the Company's restricted investments, held-to-maturity.
2As of December 31, 2022, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 are net of $0.2 million and $1.3 million in deferred loan costs, respectively. As of December 31, 2021, the carrying amounts of the 2021 Term Loan A-1, 2021 Term Loan A-2, and 2021 Term Loan A-3 are net of $0.3 million, $0.4 million, and $1.6 million in deferred loan costs, respectively.
3As of December 31, 2022, the carrying amount of the 2021 Prudential Notes is net of $0.1 million in deferred loan costs and $1.7 million in fair value adjustments. As of December 31, 2021, the carrying amount of the 2021 Prudential Notes is net of $0.1 million in deferred loan costs and $2.4 million in fair value adjustments.
4The carrying amount of the 2022 RSA is net of $0.4 million in deferred loan costs as of December 31, 2022.
5The carrying amount of the 2021 RSA is net of $0.5 million in deferred loan costs as of December 31, 2021.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a recurring basis as of December 31, 2022 and 2021:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Unrealized Gain (Loss) Position
	(In thousands)
As of December 31, 2022
Convertible notes [1]	$11,341	$—	$—	$11,341	$1,341
Investments in equity securities [2]	1,668	1,668	—	—	(50,918)
As of December 31, 2021
Convertible notes [1]	10,141	—	—	10,141	141
Investments in equity securities [2]	74,201	74,201	—	—	14,456
1Convertible notes — The consolidated statements of comprehensive income include the fair value activities from the Company's convertible notes within "Other (expenses) income, net". The estimated fair value is based on probability-weighted discounted cash flow analysis of the corresponding pay-off/redemption. During 2022, the Company recognized $1.2 million of unrealized gains associated with the $10.0 million face value convertible note, discussed above. During 2021, the Company recognized an unrealized gain on its convertible note with Embark of $12.6 million.
2Investments in equity securities — The consolidated statements of comprehensive income include the fair value activities from the Company's investments in equity securities within "Other (expenses) income, net". The estimated fair value is based on quoted prices in active markets that are readily and regularly obtainable. During 2022, the Company recognized a loss of $52.6 million, which consisted of $64.0 million in unrealized losses, primarily from mark-to-market adjustments of the Company's investment in Embark. This was partially offset by $11.4 million in realized gains from the Company's other investments in equity securities. During 2021, the Company recognized an $16.4 million gain from its investments in equity securities, which consisted of $10.9 million in unrealized gains and $5.5 million in realized gains from its other equity investments.

Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of December 31, 2022 and 2021.

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of December 31, 2022
Contingent consideration [1]	$4,217	$—	$—	$4,217	$—
As of December 31, 2021
Contingent consideration [1]	13,100	—	—	13,100	—
1The Company did not recognize any gains (losses) during 2022 and 2021 related to the revaluation of these liabilities. Refer to Note 4 for information regarding the components of these liabilities.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of assets measured on a nonrecurring basis as of December 31, 2022 and 2021:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of December 31, 2022
Buildings [1]	$—	$—	$—	$—	$(810)
As of December 31, 2021
Equipment [2]	—	—	—	—	(299)
1    Reflects the non-cash impairment of building improvements (within the non-reportable segments).
2    Reflects the non-cash impairment of certain revenue equipment held for sale (within the non-reportable segments and the Truckload segment).
Nonrecurring Fair Value Measurements (Liabilities) — As of December 31, 2022 and 2021 there were no liabilities included in the Company's consolidated balance sheets at estimated fair value that were measured on a nonrecurring basis.
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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of December 31, 2022
US equity funds	$10,901	$10,901	$—	$—
International equity funds	4,828	4,828	—	—
Fixed income funds	34,728	34,728	—	—
Cash and cash equivalents	2,078	2,078	—	—
Total pension plan assets	$52,535	$52,535	$—	$—

As of December 31, 2021
US equity funds	$14,877	$14,877	$—	$—
International equity funds	6,304	6,304	—	—
Fixed income funds	47,873	47,873	—	—
Cash and cash equivalents	1,413	1,413	—	—
Total pension plan assets	$70,467	$70,467	$—	$—

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 24 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	2022		2021		2020
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Freight Services:
Central Freight Lines [1]	$—	$—	$—	$—	$7,837	$—
SME Industries [1]	—	—	—	—	56	—
Total	$—	$—	$—	$—	$7,893	$—

Facility and Equipment Leases:
Central Freight Lines [1]	$—	$—	$—	$—	$48	$277
Certain affiliates [1]	—	284	—	311	11	229
Total	$—	$284	$—	$311	$59	$506

Other Services:
Central Freight Lines [1]	$—	$—	$—	$—	$427	$—
DPF Mobile [1]	—	—	—	—	—	33
Certain affiliates [1]	94	35	31	35	15	35
Total	$94	$35	$31	$35	$442	$68

1    Entities affiliated with former Board member Jerry Moyes include Central Freight Lines, SME Industries, and DPF Mobile. "Certain affiliates" includes entities that are associated with various board members and executives and require approval by the Board prior to completing transactions. Transactions with these entities generally include freight services, facility and equipment leases, equipment sales, and other services.
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
Receivables and payables pertaining to related party transactions were:

	December 31, 2022		December 31, 2021
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	24	39	14	44
Total	$24	$39	$14	$44

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 25 — Information by Segment, Geography, and Customer Concentration
Segment Information
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as the non-reportable segments, discussed below. Based on how economic factors affect the nature, amount, timing, and uncertainty of revenue or cash flows, the Company disaggregates revenues by reportable segment for the purposes of applying the ASC 606 guidance.
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
LTL
Our LTL segment, established in 2021 through the ACT and MME acquisitions, is comprised of two operating segments and provides our customers with regional LTL transportation services through a network of approximately 110 service centers in the Company's geographical footprint. The Company's LTL service also includes national coverage to customers by utilizing partner carriers for areas outside of the Company's direct network.
Logistics
The Logistics reportable segment is comprised of four logistics operating segments that provide similar transportation services to the Company's customers and primarily consist of brokerage and other freight management services utilizing third-party transportation providers and their equipment.
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
Non-reportable
The non-reportable segments include seven operating segments that consist of support services provided to the Company's customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, warehousing, and certain driving academy activities, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and various acquisitions).
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables present the Company's financial information by segment:

	2022		2021		2020
Total revenue:	(Dollars in thousands)
Truckload	$4,531,115	61.0%	$4,098,005	68.3%	$3,786,030	81.0%
LTL	$1,069,554	14.4%	$396,308	6.6%	$—	—%
Logistics	$920,707	12.4%	$817,003	13.6%	$375,841	8.0%
Intermodal	$485,786	6.5%	$458,867	7.7%	$391,462	8.4%
Subtotal	$7,007,162	94.3%	$5,770,183	96.2%	$4,553,333	97.4%
Non-reportable segments	$516,735	7.0%	$306,414	5.1%	$188,882	4.0%
Intersegment eliminations	$(95,315)	(1.3%)	$(78,578)	(1.3%)	$(68,352)	(1.4%)
Total revenue	$7,428,582	100.0%	$5,998,019	100.0%	$4,673,863	100.0%

	2022		2021		2020
Operating income (loss):	(Dollars in thousands)
Truckload	$746,581	68.4%	$784,436	81.2%	$578,512	102.5%
LTL	$126,609	11.6%	$31,169	3.2%	$—	—%
Logistics	$133,942	12.3%	$93,920	9.7%	$20,245	3.6%
Intermodal	$48,167	4.4%	$42,060	4.4%	$(943)	(0.2%)
Subtotal	$1,055,299	96.7%	$951,585	98.5%	$597,814	105.9%
Non-reportable segments	$36,529	3.3%	$14,112	1.5%	$(33,376)	(5.9%)
Operating income	$1,091,828	100.0%	$965,697	100.0%	$564,438	100.0%

	2022		2021		2020
Depreciation and amortization of property and equipment:	(Dollars in thousands)
Truckload	$453,562	76.2%	$422,558	80.9%	$390,417	84.7%
LTL	$61,819	10.4%	$24,844	4.8%	$—	—%
Logistics	$2,407	0.4%	$1,357	0.3%	$829	0.2%
Intermodal	$16,727	2.8%	$15,345	2.9%	$14,377	3.1%
Subtotal	$534,515	89.8%	$464,104	88.9%	$405,623	88.0%
Non-reportable segments	$60,466	10.2%	$58,492	11.1%	$55,152	12.0%
Depreciation and amortization of property and equipment	$594,981	100.0%	$522,596	100.0%	$460,775	100.0%

Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for each of 2022, 2021, and 2020. Additionally, long-lived assets on the balance sheets of the Company's foreign subsidiaries were less than 5.0% of consolidated "Total assets" as of December 31, 2022 and 2021.
Customer Concentration
Services provided to the Company's largest customer generated 13.1%, 16.1%, and 16.8% of total revenue in 2022, 2021, and 2020, respectively. Revenue generated by the Company's largest customer is reported in each of our reportable operating segments. No other customer accounted for 10.0% or more of total revenue in 2022, 2021, or 2020.

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
Changes in Internal Control over Financial Reporting
There has been no significant change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our CEO and CFO, management conducted an evaluation of the Company's internal control over financial reporting as of December 31, 2022.  In making this evaluation, management used the criteria in Internal Control - Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of internal control over financial reporting as of December 31, 2022 was audited by Grant Thornton LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Grant Thornton LLP's report on the Company's internal control over financial reporting is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Knight-Swift Transportation Holdings Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Knight-Swift Transportation Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Phoenix, Arizona
February 23, 2023

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item 10 is hereby incorporated by reference to the information set forth under the captions "Proposal No. 1: Election of Directors," "Management," "The Board of Directors and Corporate Governance — Code of Business Conduct and Ethics," "The Board of Directors and Corporate Governance — Nomination of Director Candidates," and "The Board of Directors and Corporate Governance — Board Committees" in the Company's definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this Item 11 is hereby incorporated by reference to the information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Company's definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
The following table represents securities authorized for issuance under the Company's stock plans at December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,191,091	$23.85	5,161,967
Equity compensation plans not approved by security holders	—	—	—
Total	2,191,091	$23.85	5,161,967

Column (a) includes 2,184,278 shares of Knight-Swift common stock underlying outstanding restricted stock units and performance units. Because there is no exercise price associated with such awards, such equity awards are not included in the weighted-average exercise price calculation in column (b).
Columns (a) and (b) pertain to the 2014 Stock Plan. No amounts related to the 2012 ESPP are included in columns (a) or (b). Column (c) includes 4,295,047 shares available for issuance under the 2014 Stock Plan and 866,920 shares available for issuance under the 2012 ESPP.
Other information required under this Item 12 is hereby incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item 13 is hereby incorporated by reference to the information set forth under the captions "Relationships and Related Party Transactions," "The Board of Directors and Corporate Governance — Composition of Board," "The Board of Directors and Corporate Governance — Board Leadership Structure," and "The Board of Directors and Corporate Governance — Board Committees" in the Company's definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item 14 is hereby incorporated by reference to the information set forth under the caption "Audit and Non-Audit Fees" in the Company's definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC.

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
Incorporated by reference to Exhibit 2.2 of Form 10-Q for the quarter ended September 30, 2021

3.1	Fourth Amended and Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2020

3.2	Fourth Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 9, 2022

4.1	Description of the Registrant’s Securities	Filed herewith

10.1**	Knight Transportation, Inc. 2012 Equity Compensation Plan	Incorporated by reference to Appendix A to Knight's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.

10.2**	Knight Transportation, Inc. Form of Stock Option Grant Agreement - Amended and Restated 2003 Stock Option and Equity Compensation Plan or 2012 Equity Compensation Plan	Incorporated by reference to Exhibit 10.5 to Knight's Report on Form 10-K for the year ended December 31, 2012

10.3**	Knight Transportation, Inc. Amended and Restated 2015 Omnibus Incentive Plan	Incorporated by reference to Exhibit 99.1 to Knight's Report on Form 8-K filed on April 29, 2015

10.4**	Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan	Incorporated by reference to Appendix B of Knight's Definitive Proxy Statement on Schedule 14A filed April 10, 2009

10.5**	Swift Transportation Company 2007 Omnibus Incentive Plan, effective October 10, 2007, as amended and restated on December 15, 2010	Incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2010

10.6**	Swift Corporation Form of Option Award Notice – 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form S-1 Registration Statement No. 333-168257 filed on July 22, 2010

10.7**	Swift Transportation Co., Inc. Retirement Plan, effective January 1, 1992, amended and restated on January 1, 2007	Incorporated by reference to Exhibit 10.7 to Form S-1 Registration Statement No. 333-168257 filed on July 22, 2010

10.8**	Swift Transportation Company Form of Option Award Notice - 2007 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 28, 2013

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
10.9**	Swift Transportation Company Form of Restricted Stock Grant Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2015

10.10**	Swift Transportation Company Form of Restricted Stock Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2015

10.11**	Swift Transportation Company Form of Non-Qualified Stock Option Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended December 31, 2015

10.12**	Swift Transportation Company Form of Performance Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2015

10.13
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

10.14
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

10.15
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

10.16
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
Incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2015

10.17**	Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2016

10.18**	First Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2016

10.19**	Second Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2018

10.20**	Third Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.26 of Form 10-K for the year ended December 31, 2018

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
10.21
Stockholders Agreement, dated as of April 9, 2017 among Swift Transportation Company, Jerry Moyes, Vickie Moyes, Jerry and Vickie Moyes Family Trust Dated 12/11/87, an Arizona grantor trust, LynDee Moyes Nester, Michael Moyes, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 13, 2017

10.22
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
Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 13, 2017

10.24	Letter Agreement, dated as of April 9, 2017, by and between Swift Transportation Company and Jerry Moyes	Incorporated by reference to Exhibit 10.6 of Form 8-K filed on April 13, 2017

10.25**	Swift Transportation Company Form of Restricted Stock Unit Award Notice (Executive) - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on May 31, 2017

10.26**	Swift Transportation Company Form of Restricted Stock Unit Award Notice (Standard) - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on May 31, 2017

10.27**	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2017

10.28**	Knight-Swift Transportation Holdings Inc. Second Amended and Restated 2014 Omnibus Incentive Plan	Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14A field on April 9, 2020

10.29**	Knight-Swift Transportation Holdings Inc. Form of Restricted Stock Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2017

10.30
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

10.31
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
Incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2018

10.32**	Form of RSU Award Notice 2018 (Share Settled)	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2019

10.33**	Form of PU Award Notice 2018 (Share Settled)	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2019

10.34**	Form of RSU Award Notice 2018 (Cash Settled)	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2019

10.35**	Form of PU Award Notice 2018 (Cash Settled)	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2019

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
10.36**	Form of RSU Award Notice 2019 (Share Settled)	Incorporated by reference to Exhibit 10.42 of Form 10-K for the year ended December 31, 2019

10.37**	Form of Relative PU Award Notice 2019 (Share Settled)	Incorporated by reference to Exhibit 10.43 of Form 10-K for the year ended December 31, 2019

10.38**	Form of Target PU Award Notice 2019 (Share Settled)	Incorporated by reference to Exhibit 10.44 of Form 10-K for the year ended December 31, 2019

10.39**	Form of RSU Award Notice 2019 (Cash Settled)	Incorporated by reference to Exhibit 10.45 of Form 10-K for the year ended December 31, 2019

10.40**	Form of Relative PU Award Notice 2019 (Cash Settled)	Incorporated by reference to Exhibit 10.46 of Form 10-K for the year ended December 31, 2019

10.41**	Form of Target PU Award Notice 2019 (Cash Settled)	Incorporated by reference to Exhibit 10.47 of Form 10-K for the year ended December 31, 2019

10.42	First Amendment to the Knight-Swift Transportation Holding Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2020

10.43**	Form of RSU Award Notice 2020	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2020

10.44**	Form of Target PU Award Notice 2020 (Share Settled)	Incorporated by reference to Exhibit 10.46 of form 10-K for the year ended December 31, 2020

10.45
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
Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2021

10.46*	Credit Agreement, dated as of July 6, 2021, by and among Knight-Swift Transportation Holdings Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2021

10.47*
Credit Agreement, dated as of September 3, 2021, by and among Knight-Swift Transportation Holdings Inc., the lenders thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Bank, National Association and PNC Bank National Association, as Co-Syndication Agents
Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2021

10.48**	Form of Senior Executive RSU Award Notice 2022	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2022

10.49
Sixth Amendment to Amended and Restated Receivables Purchase Agreement, by and among Swift Receivables Company II, LLC, Swift Transportation Services, LLC, the various Conduit Purchasers party thereto, the various Related Committed Purchasers party thereto, the various Purchase Agents party thereto, the various LC Participants party thereto, and PNC Bank, National Association, as administrator and LC Bank, dated October 3, 2022
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
February 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title	Date	Signature and Title	Date

/s/ David A. Jackson	February 23, 2023	/s/ Michael Garnreiter	February 23, 2023
David A. Jackson		Michael Garnreiter
President, Chief Executive Officer, and Director		Director
(Principal Executive Officer)

/s/ Adam W. Miller	February 23, 2023	/s/ Robert Synowicki, Jr.	February 23, 2023
Adam W. Miller		Robert Synowicki, Jr.
Chief Financial Officer		Director
(Principal Financial Officer)

/s/ Cary M. Flanagan	February 23, 2023	/s/ David Vander Ploeg	February 23, 2023
Cary M. Flanagan		David Vander Ploeg
Chief Accounting Officer		Director
(Principal Accounting Officer)

/s/ Kevin P. Knight	February 23, 2023	/s/ Kathryn Munro	February 23, 2023
Kevin P. Knight		Kathryn Munro
Executive Chairman		Director

/s/ Gary J. Knight	February 23, 2023	/s/ Roberta Roberts Shank	February 23, 2023
Gary J. Knight		Roberta Roberts Shank
Executive Vice Chairman		Director

/s/ Reid B. Dove	February 23, 2023	/s/ Louis Hobson	February 23, 2023
Reid B. Dove		Louis Hobson
Director		Director

/s/ Jessica Powell	February 23, 2023
Jessica Powell
Director