Form 10-Q
period 2023-03-31
Knight-Swift Transportation Holdings Inc.
filed 2023-05-03
CIK 1492691

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
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were approximately 161,030,000 shares of the registrant's common stock outstanding as of April 26, 2023.

Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Table of Contents
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight Transportation, Inc. and its subsidiaries and Swift Transportation Company and its subsidiaries, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2017 Debt Agreement	The Company's unsecured credit agreement, entered into on September 29, 2017, as amended on October 2, 2020
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, consisting of the 2021 Revolver and 2021 Term Loans, which are defined below
2021 Prudential Notes	Third amended and restated note purchase and private shelf agreement, entered into on September 3, 2021 by ACT with unrelated financial entities
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, which matured on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2024
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2021 RSA	Fifth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on April 23, 2021 by Swift Receivables Company II, LLC with unrelated financial entities.
2022 RSA	Sixth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 3, 2022 by Swift Receivables Company II, LLC with unrelated financial entities.
July 2021 Term Loan	The Company's term loan entered into on July 6, 2021
ACT	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
BSBY	Bloomberg Short-Term Bank Yield Index
DOE	United States Department of Energy
EPS	Earnings Per Share
Embark	Embark Technology Inc. and its related entities
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
NYSE	New York Stock Exchange
LTL	Less-than-truckload
MME	RAC MME Holdings, LLC. and its subsidiaries, MME, Inc. and Midwest Motor Express, Inc.
Quarterly Report	Quarterly Report on Form 10-Q
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate as administered by the Federal Reserve Bank of New York
US	The United States of America
U.S. Xpress	U.S. Xpress Enterprises, Inc.
UTXL	UTXL Enterprises, Inc.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$191,245	$196,770
Cash and cash equivalents – restricted	204,348	185,792
Restricted investments, held-to-maturity, amortized cost	4,076	7,175
Trade receivables, net of allowance for doubtful accounts of $27,836 and $22,980, respectively	800,415	842,294
Contract balance – revenue in transit	15,097	15,859
Prepaid expenses	105,429	108,081
Assets held for sale	48,259	40,602
Income tax receivable	30,221	58,974
Other current assets	43,546	38,025
Total current assets	1,442,636	1,493,572
Gross property and equipment	5,840,683	5,740,383
Less: accumulated depreciation and amortization	(1,960,593)	(1,905,340)
Property and equipment, net	3,880,090	3,835,043
Operating lease right-of-use-assets	197,950	192,358
Goodwill	3,519,339	3,519,339
Intangible assets, net	1,760,561	1,776,569
Other long-term assets	142,428	134,785
Total assets	$10,943,004	$10,951,666
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,574	$220,849
Accrued payroll and purchased transportation	154,471	171,381
Accrued liabilities	81,952	81,528
Claims accruals – current portion	342,530	311,822
Finance lease liabilities and long-term debt – current portion	72,875	71,466
Operating lease liabilities – current portion	39,409	36,961
Total current liabilities	905,811	894,007
Revolving line of credit	—	43,000
Long-term debt – less current portion	1,016,261	1,024,668
Finance lease liabilities – less current portion	335,582	344,377
Operating lease liabilities – less current portion	153,336	149,992
Accounts receivable securitization	383,601	418,561
Claims accruals – less current portion	196,045	201,838
Deferred tax liabilities	906,577	907,893
Other long-term liabilities	10,197	12,049
Total liabilities	3,907,410	3,996,385
Commitments and contingencies (Notes 3, 7, 8, and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 161,009 and 160,706 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	1,610	1,607
Accumulated other comprehensive loss	(1,346)	(2,436)
Additional paid-in capital	4,401,276	4,392,266
Retained earnings	2,623,373	2,553,567
Total Knight-Swift stockholders' equity	7,024,913	6,945,004
Noncontrolling interest	10,681	10,277
Total stockholders’ equity	7,035,594	6,955,281
Total liabilities and stockholders’ equity	$10,943,004	$10,951,666
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended March 31,
	2023	2022
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$1,450,293	$1,647,878
Truckload and LTL fuel surcharge	186,639	179,111
Total revenue	1,636,932	1,826,989
Operating expenses:
Salaries, wages, and benefits	536,742	536,056
Fuel	187,759	190,489
Operations and maintenance	99,311	95,883
Insurance and claims	138,039	98,192
Operating taxes and licenses	25,890	29,037
Communications	5,749	5,870
Depreciation and amortization of property and equipment	155,966	145,044
Amortization of intangibles	16,183	16,166
Rental expense	15,068	13,401
Purchased transportation	280,729	386,446
Impairments	—	810
Miscellaneous operating expenses	30,709	11,509
Total operating expenses	1,492,145	1,528,903
Operating income	144,787	298,086
Other (expenses) income:
Interest income	5,049	461
Interest expense	(23,091)	(6,680)
Other income (expenses), net	9,703	(14,405)
Total other (expenses) income, net	(8,339)	(20,624)
Income before income taxes	136,448	277,462
Income tax expense	32,735	69,174
Net income	103,713	208,288
Net loss attributable to noncontrolling interest	571	49
Net income attributable to Knight-Swift	104,284	208,337
Other comprehensive income (loss)	1,090	(372)
Comprehensive income	$105,374	$207,965

Earnings per share:
Basic	$0.65	$1.26
Diluted	$0.64	$1.25

Dividends declared per share:	$0.14	$0.12

Weighted average shares outstanding:
Basic	160,915	165,377
Diluted	161,900	166,499
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$103,713	$208,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	172,149	161,210
Gain on sale of property and equipment	(20,879)	(34,801)
Impairments	—	810
Deferred income taxes	(1,316)	4,246
Non-cash lease expense	10,651	9,490
(Gain) loss on equity securities	(1,364)	20,849
Other adjustments to reconcile net income to net cash provided by operating activities	14,777	11,380
Increase (decrease) in cash resulting from changes in:
Trade receivables	35,614	(28,007)
Income tax receivable	28,753	692
Accounts payable	11,960	22,074
Accrued liabilities and claims accrual	8,194	89,289
Operating lease liabilities	(10,489)	(9,267)
Other assets and liabilities	(6,604)	607
Net cash provided by operating activities	345,159	456,860
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	3,620	1,881
Purchases of held-to-maturity investments	(525)	(4,372)
Proceeds from sale of property and equipment, including assets held for sale	59,345	60,532
Purchases of property and equipment	(260,339)	(164,974)
Expenditures on assets held for sale	(360)	(43)
Net cash, restricted cash, and equivalents invested in acquisitions	(275)	(1,291)
Other cash flows from investing activities	1,229	(1,920)
Net cash used in investing activities	(197,305)	(110,187)
Cash flows from financing activities:
Repayment of finance leases and long-term debt	(22,946)	(48,843)
Repayments on revolving lines of credit, net	(43,000)	(95,000)
Repayment of accounts receivable securitization	(35,000)	—
Proceeds from common stock issued	1,086	1,220
Repurchases of the Company's common stock	—	(144,881)
Dividends paid	(22,983)	(20,137)
Other cash flows from financing activities	(11,748)	(15,608)
Net cash used in financing activities	(134,591)	(323,249)
Net increase in cash, restricted cash, and equivalents	13,263	23,424
Cash, restricted cash, and equivalents at beginning of period	385,345	350,023
Cash, restricted cash, and equivalents at end of period	$398,608	$373,447

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Quarter Ended March 31,
	2023	2022
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,920	$5,928
Income taxes	1,295	1,778
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$15,232	$11,643
Financing provided to independent contractors for equipment sold	2,349	1,536
Transfers from property and equipment to assets held for sale	40,666	16,986
Purchase price adjustment on acquisition	—	2,163
Right-of-use assets obtained in exchange for operating lease liabilities	16,281	3,314
Property and equipment obtained in exchange for finance lease liabilities	7,174	—

Reconciliation of Cash, Restricted Cash, and Equivalents:	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$191,245	$196,770	$242,860	$261,001
Cash and cash equivalents – restricted [1]	204,348	185,792	128,774	87,241
Other long-term assets [1]	3,015	2,783	1,813	1,781
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$398,608	$385,345	$373,447	$350,023

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2022	160,706	$1,607	$4,392,266	$2,553,567	$(2,436)	$6,945,004	$10,277	$6,955,281
Common stock issued to employees	282	3	43			46		46
Common stock issued under ESPP	21	—	1,040			1,040		1,040
Shares withheld – RSU settlement				(11,748)		(11,748)		(11,748)
Employee stock-based compensation expense			7,927			7,927		7,927
Cash dividends paid and dividends accrued ($0.14 per share)				(22,730)		(22,730)		(22,730)
Net income				104,284		104,284	(571)	103,713
Other comprehensive income					1,090	1,090		1,090
Investment in noncontrolling interest							975	975
Balances – March 31, 2023	161,009	$1,610	$4,401,276	$2,623,373	$(1,346)	$7,024,913	$10,681	$7,035,594

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2021	165,980	$1,660	$4,350,913	$2,181,142	$(563)	$6,533,152	$10,298	$6,543,450
Common stock issued to employees	364	3	408			411		411
Common stock issued under ESPP	14	—	809			809		809
Company shares repurchased	(2,723)	(27)		(144,854)		(144,881)		(144,881)
Shares withheld – RSU settlement				(15,608)		(15,608)		(15,608)
Employee stock-based compensation expense			8,759			8,759		8,759
Cash dividends paid and dividends accrued ($0.12 per share)				(19,913)		(19,913)		(19,913)
Net income				208,337		208,337	(49)	208,288
Other comprehensive loss					(372)	(372)		(372)
Balances – March 31, 2022	163,635	$1,636	$4,360,889	$2,209,104	$(935)	$6,570,694	$10,249	$6,580,943
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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the quarter ended March 31, 2023, the Company operated an average of 18,152 tractors (comprised of 16,262 company tractors and 1,890 independent contractor tractors) and 79,490 trailers within the Truckload segment and leasing activities within the non-reportable segments. The LTL segment operated an average of 3,163 tractors and 8,387 trailers. Additionally, the Intermodal segment operated an average of 607 tractors and 12,829 intermodal containers. As of March 31, 2023, the Company's four reportable segments were Truckload, LTL, Logistics, and Intermodal.
Basis of Presentation
The condensed consolidated financial statements and footnotes included in this Quarterly Report include the accounts of Knight-Swift Transportation Holdings Inc. and its subsidiaries and should be read in conjunction with the consolidated financial statements and footnotes included in Knight-Swift's 2022 Annual Report. In management's opinion, these condensed consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair statement of the periods presented.
With respect to transactional/durational data, references to years pertain to calendar years. Similarly, references to quarters pertain to calendar quarters.
Changes in Presentation
Beginning in the second quarter of 2022, the Company separately disclosed "(Gain) loss on equity securities" in the condensed consolidated statement of cash flows. Accordingly, the amounts presented in the Company's year-to-date March 31, 2022 condensed consolidated statement of cash flows were reclassified from "Other adjustments to reconcile net income to net cash provided by operating activities" to "(Gain) loss on equity securities" to align with the current year presentation.
Seasonality
In the full truckload transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand, customers reducing shipments following the holiday season, and inclement weather. At the same time, operating expenses generally increase, and tractor productivity of the Company's Truckload fleet, independent contractors and third-party carriers decreases during the winter months due to decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. These factors typically lead to lower operating profitability, as compared to other parts of the year. Additionally, beginning in the latter half of the third quarter and continuing into the fourth quarter, the Company typically experiences surges pertaining to holiday shopping trends toward delivery of gifts purchased over the Internet, as well as the length of the holiday season (consumer shopping days between Thanksgiving and Christmas). However, as the Company continues to diversify its business through expansion into the LTL industry, warehousing, and other activities, seasonal volatility is becoming more tempered. Additionally, macroeconomic trends and cyclical changes in the trucking industry, including imbalances in supply and demand, can override the seasonality faced in the industry.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 2 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
March 2023	ASU No. 2023-01: Leases (ASC 842), Common Control Arrangements	The amendments in this ASU require that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements and that leasehold improvements associated with common control leases be accounted for as a transfer between entities under common control through an adjustment to equity if the lessee no longer controls the use of the asset.	January 2024, Prospective or retrospective	Currently under evaluation, but not expected to be material

Note 3 — Acquisitions
U.S. Xpress
On March 21, 2023, the Company announced an agreement under which Knight-Swift will acquire U.S. Xpress for a total enterprise value of approximately $808 million, excluding transaction costs. The transaction has been unanimously approved by the Board and a special committee of the independent directors of the U.S. Xpress board of directors. Work continues to complete this process, with closing now anticipated to occur early third quarter of 2023, subject to customary closing conditions.
The Company did not complete any other material acquisitions during the quarter ended March 31, 2023.

Note 4 — Income Taxes
Effective Tax Rate — The quarter ended March 31, 2023 and March 31, 2022 effective tax rates were 24.0% and 24.9%, respectively.
Valuation Allowance — The Company has not established a valuation allowance as it has been determined that, based upon available evidence, a valuation allowance is not required. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Unrecognized Tax Benefits — Management believes it is reasonably possible that a decrease of up to $1.7 million in unrecognized tax benefits relating to federal deductions may be necessary within the next twelve months.
Interest and Penalties — Accrued interest and penalties related to unrecognized tax benefits were approximately $0.2 million as of March 31, 2023 and December 31, 2022.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by Federal and various state jurisdictions for tax years ranging from 2014 to 2021. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2017 remain subject to examination.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Accounts Receivable Securitization
On October 3, 2022, the Company entered into the 2022 RSA, which further amended the 2021 RSA. The 2022 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheets. As of March 31, 2023, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2022 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of March 31, 2023. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
The following table summarizes the key terms of the 2022 RSA (dollars in thousands):

2022 RSA
(Dollars in thousands)
Effective date	October 3, 2022
Final maturity date	October 1, 2025
Borrowing capacity	$475,000
Accordion option [1]	$100,000
Unused commitment fee rate [2]	20 to 40 basis points
Program fees on outstanding balances [3]	one month SOFR + credit adjustment spread 10 basis points + 82.5 basis points

1The accordion option increases the maximum borrowing capacity, subject to participation of the purchasers.
2The 2022 RSA commitment fees rate are based on the percentage of the maximum borrowing capacity utilized.
3As identified within the 2022 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement for SOFR.
Availability under the 2022 RSA is calculated as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Borrowing base, based on eligible receivables	$396,700	$456,400
Less: outstanding borrowings [1]	(384,000)	(419,000)
Availability under accounts receivable securitization facilities	$12,700	$37,400

1Outstanding borrowings are included in "Accounts receivable securitization" in the condensed consolidated balance sheets and are offset by deferred loan costs of $0.4 million as of March 31, 2023 and December 31, 2022. Interest accrued on the aggregate principal balance at a rate of 5.6% and 5.1% as of March 31, 2023 and December 31, 2022, respectively.
Refer to Note 12 for information regarding the fair value of the 2022 RSA.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 5, the Company's long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
2021 Term Loan A-2, due September 3, 2024, net 1 2	199,792	199,755
2021 Term Loan A-3, due September 3, 2026, net 1 2	798,793	798,705
Prudential Notes, net [1]	27,955	35,960
Other	2,527	3,042
Total long-term debt, including current portion	1,029,067	1,037,462
Less: current portion of long-term debt	(12,806)	(12,794)
Long-term debt, less current portion	$1,016,261	$1,024,668

	March 31, 2023	December 31, 2022
	(In thousands)
Total long-term debt, including current portion	$1,029,067	$1,037,462
2021 Revolver, due September 3, 2026 1 3	—	43,000
Long-term debt, including revolving line of credit	$1,029,067	$1,080,462

1Refer to Note 12 for information regarding the fair value of debt.
2As of March 31, 2023, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.2 million and $1.2 million in deferred loan costs, respectively. As of December 31, 2022, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.2 million and $1.3 million in deferred loan costs, respectively.
3The Company also had outstanding letters of credit of $11.4 million and $15.8 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities at March 31, 2023 and December 31, 2022, respectively. The Company also had outstanding letters of credit of $177.9 million and $173.1 million under a separate bilateral agreement which do not impact the availability of the 2021 Revolver as of March 31, 2023 and December 31, 2022, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Credit Agreements
2021 Debt Agreement — On September 3, 2021, the Company entered into the $2.3 billion 2021 Debt Agreement (an unsecured credit facility), with a group of banks, replacing the 2017 Debt Agreement and the July 2021 Term Loan. The following table presents the key terms of the 2021 Debt Agreement:

	2021 Term Loan A-2	2021 Term Loan A-3	2021 Revolver [2]
2021 Debt Agreement Terms	(Dollars in thousands)
Maximum borrowing capacity	$200,000	$800,000	$1,100,000
Final maturity date	September 3, 2024	September 3, 2026	September 3, 2026
Interest rate margin reference rate	BSBY	BSBY	BSBY
Interest rate minimum margin [1]	0.75%	0.88%	0.88%
Interest rate maximum margin [1]	1.38%	1.50%	1.50%
Minimum principal payment — amount	$—	$10,000	$—
Minimum principal payment — frequency	Once	Quarterly	Once
Minimum principal payment — commencement date	September 3, 2024	September 30, 2024	September 3, 2026
1The interest rate margin for the 2021 Term Loans and 2021 Revolver is based on the Company's consolidated leverage ratio. As of March 31, 2023, interest accrued at 5.46% on the 2021 Term Loan A-2 and 5.59% on the 2021 Term Loan A-3 and 2021 Revolver.
2The commitment fee for the unused portion of the 2021 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of March 31, 2023, commitment fees on the unused portion of the 2021 Revolver accrued at 0.1% and outstanding letter of credit fees accrued at 1.0%.
Pursuant to the 2021 Debt Agreement, the 2021 Revolver and the 2021 Term Loans contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2021 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2021 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2021 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2021 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of March 31, 2023, the Company was in compliance with the covenants under the 2021 Debt Agreement.
Borrowings under the 2021 Debt Agreement are made by Knight-Swift Transportation Holdings Inc. and are guaranteed by certain of the Company's material domestic subsidiaries (other than its captive insurance subsidiaries, driving academy subsidiary, and bankruptcy-remote special purpose subsidiary).
ACT's Prudential Notes — The 2021 Prudential Notes allow ACT to borrow up to $125.0 million, less amounts currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes have interest rates ranging from 4.05% to 4.40% and various maturity dates ranging from October 2023 through January 2028. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2021 Debt Agreement. As of March 31, 2023, ACT had $98.6 million available for issuance under the agreement.
Fair Value Measurement — See Note 12 for fair value disclosures regarding the Company's debt instruments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 7 — Defined Benefit Pension Plan
Net periodic pension income and benefits paid during the quarters ended March 31, 2023 and 2022 were immaterial.
Assumptions
A weighted-average discount rate of 4.65% was used to determine benefit obligations as of March 31, 2023.
The following weighted-average assumptions were used to determine net periodic pension cost:

	Quarter Ended March 31,
	2023	2022
Discount rate	4.92%	2.55%
Expected long-term rate of return on pension plan assets	6.00%	6.00%

Refer to Note 12 for additional information regarding fair value measurements of the Company's investments.

Note 8 — Purchase Commitments
As of March 31, 2023, the Company had outstanding commitments to purchase revenue equipment of $912.9 million in the remainder of 2023 ($622.1 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of finance leases, operating leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of March 31, 2023, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $40.0 million in the remainder of 2023, $14.7 million from 2024 through 2025, $0.9 million from 2026 through 2027, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

Note 9 — Contingencies and Legal Proceedings
Legal Proceedings
The Company is party to certain legal proceedings incidental to its business. The majority of these claims relate to bodily injury, property damage, cargo and workers' compensation incurred in the transportation of freight, as well as certain class action litigation related to personnel and employment matters. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated.
Information is provided below regarding the nature, status, and contingent loss amounts, if any, associated with pending legal matters that may be material to the Company. There are inherent uncertainties in these legal matters, some of which are beyond management's control, making the ultimate outcomes difficult to predict. Moreover, management's views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $9.6 million, relating to the Company's outstanding legal proceedings as of March 31, 2023.

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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. In January 2020, the court granted final approval of the settlement. Two objectors appealed the court’s decision granting final approval of the settlement. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of March 31, 2023.

1    Individually and on behalf of all others similarly situated.

Note 10 — Share Repurchase Plans
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
The following table presents the Company's repurchases of its common stock under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		Quarter Ended March 31, 2023
Board Approval Date	Authorized Amount	Shares	Amount
		(shares and dollars in thousands)
April 19, 2022 [1]	$350,000	—	$—
		Quarter Ended March 31, 2022
Board Approval Date	Authorized Amount	Shares	Amount
		(shares and dollars in thousands)
November 24, 2020	$250,000	2,723	$144,881

1    $200.0 million remained available under the 2022 Knight-Swift Repurchase Plan as of March 31, 2023 and December 31, 2022.

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
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended March 31,
	2023	2022
	(In thousands)
Basic weighted average common shares outstanding	160,915	165,377
Dilutive effect of equity awards	985	1,122
Diluted weighted average common shares outstanding	161,900	166,499
Anti-dilutive shares excluded from earnings per diluted share [1]	7	239
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Note 12 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		March 31, 2023		December 31, 2022
	Condensed Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments	Other long-term assets	$104,300	$104,300	$103,517	$103,517
Investments in equity securities	Other long-term assets	2,968	2,968	1,668	1,668
Convertible note	Other current assets	11,637	11,637	11,341	11,341

Financial Liabilities:
2021 Term Loan A-2, due September, 2024 [1]	Long-term debt – less current portion	199,792	200,000	199,755	200,000
2021 Term Loan A-3, due September 2026 [1]	Long-term debt – less current portion	798,793	800,000	798,705	800,000
2021 Revolver, due September 2026	Revolving line of credit	—	—	43,000	43,000
2021 Prudential Notes [2]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	27,955	28,000	35,960	36,014
2022 RSA, due October 2025 [3]	Accounts receivable securitization	383,601	384,000	418,561	419,000
Contingent consideration	Accrued liabilities, Other long-term liabilities	4,217	4,217	4,217	4,217

1As of March 31, 2023, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.2 million and $1.2 million in deferred loan costs, respectively. As of December 31, 2022, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.2 million and $1.3 million in deferred loan costs, respectively.
2As of March 31, 2023, the carrying amount of the 2021 Prudential Notes was net of approximately $45,000 in deferred loan costs and included $1.6 million in fair value adjustments. As of December 31, 2022, the carrying amount of the 2021 Prudential Notes was net of $0.1 million in deferred loan costs and included $1.7 million in fair value adjustments.
3The carrying amount of the 2022 RSA was net of $0.4 million in deferred loan costs as of March 31, 2023 and December 31, 2022, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of assets measured on a recurring basis as of March 31, 2023 and December 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Unrealized Gain (Loss) Position
	(In thousands)
As of March 31, 2023
Convertible notes [1]	$11,637	$—	$—	$11,637	$1,637
Investments in equity securities [2]	2,968	2,968	—	—	(49,618)

As of December 31, 2022
Convertible notes [1]	$11,341	$—	$—	$11,341	$1,341
Investments in equity securities [2]	1,668	1,668	—	—	(50,918)

1Convertible notes — The condensed consolidated statements of comprehensive income include the fair value activities from the Company's convertible notes within "Other income (expenses), net". The estimated fair value is based on probability-weighted discounted cash flow analysis of the corresponding pay-off/redemption. The Company recognized unrealized gains of $0.3 million during the quarters ended March 31, 2023 and 2022.
2Investments in equity securities — The condensed consolidated statements of comprehensive income include the fair value activities from the Company's investments in equity securities within "Other income (expenses), net". The estimated fair value is based on quoted prices in active markets that are readily and regularly obtainable. During the quarter ended March 31, 2023, the Company recognized unrealized gains of $1.3 million from the Company's various investments in equity securities. During the quarter ended March 31, 2022, the Company recognized a loss of $20.8 million from its investments in equity securities, which consisted of $20.8 million in unrealized losses and no realized gains.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of March 31, 2023 and December 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of March 31, 2023
Contingent consideration [1]	$4,217	$—	$—	$4,217	$—
As of December 31, 2022
Contingent consideration [1]	$4,217	$—	$—	$4,217	$—

1Contingent consideration is associated with acquisitions and investments. The Company did not recognize any gains (losses) during the quarters ended March 31, 2023 and 2022 related to the revaluation of these liabilities. Refer to Note 3 for information regarding material components of these liabilities.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Nonrecurring Fair Value Measurements (Assets) — As of March 31, 2023, the Company had no major categories of assets estimated at fair value that were measured on a nonrecurring basis.
The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of December 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of December 31, 2022
Buildings [1]	$—	$—	$—	$—	$(810)

1    Reflects the non-cash impairment of building improvements (within the non-reportable segments).
Nonrecurring Fair Value Measurements (Liabilities) — As of March 31, 2023 and December 31, 2022, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.
Gain on Sale of Revenue Equipment — Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income, were $20.9 million and $34.8 million for the quarters ended March 31, 2023 and 2022, respectively.
Fair Value of Pension Plan Assets — The following table sets forth by level the fair value hierarchy of ACT's pension plan financial assets accounted for at fair value on a recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. ACT's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels.

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of March 31, 2023
US equity funds	$6,901	$6,901	$—	$—
International equity funds	3,588	3,588	—	—
Fixed income funds	43,564	43,564	—	—
Cash and cash equivalents	898	898	—	—
Total pension plan assets	$54,951	$54,951	$—	$—

As of December 31, 2022
US equity funds	$10,901	$10,901	$—	$—
International equity funds	4,828	4,828	—	—
Fixed income funds	34,728	34,728	—	—
Cash and cash equivalents	2,078	2,078	—	—
Total pension plan assets	$52,535	$52,535	$—	$—

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 13 — Related Party Transactions

	Quarter Ended March 31,
	2023		2022
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases	$—	$25	$—	$78
Other Services	$27	$134	$5	$9

	March 31, 2023		December 31, 2022
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	$23	$46	$24	$39

1"Certain affiliates" includes entities that are associated with various board members and executives and require approval by the Audit Committee of the Board prior to completing transactions. Transactions with these entities generally include facility and equipment leases, equipment sales, and other services.

Note 14 — Financial Information by Segment and Geography
Segment Information

	Quarter Ended March 31,
	2023	2022
Revenue:	(In thousands)
Truckload	$1,012,245	$1,080,531
LTL	255,304	255,125
Logistics	138,283	282,039
Intermodal	110,572	109,222
Subtotal	$1,516,404	$1,726,917
Non-reportable segments	141,986	117,639
Intersegment eliminations	(21,458)	(17,567)
Total revenue	$1,636,932	$1,826,989

	Quarter Ended March 31,
	2023	2022
Operating income (loss):	(In thousands)
Truckload	$115,899	$205,117
LTL	26,582	26,377
Logistics	12,820	39,601
Intermodal	5,102	15,170
Subtotal	$160,403	$286,265
Non-reportable segments	(15,616)	11,821
Operating income	$144,787	$298,086

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Quarter Ended March 31,
	2023	2022
Depreciation and amortization of property and equipment:	(In thousands)
Truckload	$116,802	$110,349
LTL	16,188	15,260
Logistics	1,043	596
Intermodal	4,432	3,864
Subtotal	$138,465	$130,069
Non-reportable segments	17,501	14,975
Depreciation and amortization of property and equipment	$155,966	$145,044

Geographical Information
In the aggregate, total revenue from the Company's international operations was less than 5.0% of consolidated total revenue for the quarters ended March 31, 2023 and 2022. Additionally, long-lived assets on the Company's international subsidiary balance sheets were less than 5.0% of consolidated total assets as of March 31, 2023 and December 31, 2022.

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
•future performance of our segments or businesses,
•future capital expenditures, equipment prices and availability, our equipment purchasing or leasing plans (including containers in our Intermodal segment), and mix of our owned versus leased revenue equipment, and our equipment turnover,
•the impact of pending legal proceedings,
•future insurance claims, coverage, coverage limits, premiums, and retention limits,
•the expected freight environment, including freight demand, capacity, seasonality, and volumes,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, labor supply and relations, and US Gross Domestic Product ("GDP") changes,
•expected liquidity and methods for achieving sufficient liquidity, including our expected need or desire to incur indebtedness and our ability to comply with debt covenants,
•future fuel prices and availability and the expected impact of fuel efficiency initiatives,
•future expenses, including depreciation and amortizations, interest rates, cost structure, and our ability to control costs,
•future rates, operating profitability and margin, asset utilization, and return on capital,
•future third-party service provider relationships and availability, including pricing terms,
•future contracted pay rates with independent contractors, ability to lease equipment to independent contractors, and compensation arrangements with driving associates,
•future capital allocation, capital structure, capital requirements, and growth strategies and opportunities,
•future share repurchases and dividends,
•future tax rates,
•expected tractor and trailer fleet age, fleet size, and demand for trailer fleet,
•future investment in and deployment of new or updated technology or services,

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•political conditions and regulations, including conflicts, trade regulation, quotas, duties, or tariffs, and any future changes to the foregoing,
•future purchased transportation expense
•the proposed U.S. Xpress transaction, including the expected timing and closing of the transaction, integration efforts, and any future effects of the acquisition, and
•others.
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "potential," "objective," "mission," "continue," "outlook," "feel," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A "Risk Factors" of this Quarterly Report, Part I, Item 1A "Risk Factors" in our 2022 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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

Reference to Annual Report
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements (unaudited) and footnotes included in this Quarterly Report, as well as the consolidated financial statements and footnotes included in our 2022 Annual Report.

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
Key Financial Highlights — Year-to-Date March 31, 2023
Consolidated operating income decreased 51.4% to $144.8 million in the quarter ended March 31, 2023, as compared to the same period last year. Net income attributable to Knight-Swift decreased 49.9% to $104.3 million.
•Truckload — 88.6% operating ratio during the quarter ended March 31, 2023. The Adjusted Operating Ratio1 was 86.6%, with an 8.0% quarter-over-quarter decrease in revenue, excluding fuel surcharge and intersegment transactions. These results were impacted by negative developments on certain large prior year insurance claims totaling $8.5 million pre-tax (or $0.04 per diluted share), primarily related to an unfavorable jury verdict during the first quarter of 2023.
•LTL — 89.6% operating ratio during the quarter ended March 31, 2023. The Adjusted Operating Ratio1 was 85.7%, a 20 basis point improvement quarter-over-quarter, as a result of continued improvements in yields and efficiencies.
•Logistics — 90.7% operating ratio during the quarter ended March 31, 2023. The Adjusted Operating Ratio1 was 90.4%, while load count decreased 23.2%.
•Intermodal — 95.4% operating ratio during the quarter ended March 31, 2023, with load count up 8.5% quarter-over-quarter.
•Non-reportable Segments — Revenue grew 20.7% quarter-over-quarter, though operating income fell to a loss of $15.6 million driven by a $22.8 million operating loss (or $0.11 per diluted share) in our third-party insurance business primarily as a result of increased frequency and unfavorable claim development during the quarter and premium collection issues associated with small carriers.
•Acquisition of U.S. Xpress — On March 21, 2023, we announced an agreement under which Knight-Swift will acquire U.S. Xpress for a total enterprise value of approximately $808 million, excluding transaction costs. The transaction has been unanimously approved by the board of directors of Knight-Swift and a special committee of the independent directors of the U.S. Xpress board of directors. Work continues to complete this process, with closing now anticipated to occur early third quarter of 2023, subject to customary closing conditions. We expect to apply a similar approach to integration as we used successfully in the Knight-Swift merger, using cross-functional teams composed of leaders from Knight, Swift, and U.S. Xpress, and we remain encouraged given the positive outcome of the Knight-Swift merger and certain similarities in this transaction.
•Liquidity and Capital — During the quarter ended March 31, 2023, we generated $345.2 million in operating cash flows. Our Free Cash Flow1 was $144.2 million. We paid down $8.4 million in long-term debt, $43.0 million on our revolving line of credit, $14.6 million in finance lease liabilities, and $10.5 million in cash on our operating lease liabilities. We also issued $23.0 million in dividends to our stockholders. Gain on sale of revenue equipment decreased to $20.9 million in the quarter ended March 31, 2023, compared to $34.8 million this time last year.
As of March 31, 2023, we had a balance of $191.2 million in unrestricted cash and cash equivalents, $1.0 billion face value outstanding on the 2021 Term Loans, and $7.0 billion of stockholders' equity. We do not foresee

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.
________
1Refer to "Non-GAAP Financial Measures" below.
Key Financial Data and Operating Metrics

	Quarter Ended March 31,
	2023	2022
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,636,932	$1,826,989
Revenue, excluding truckload and LTL fuel surcharge	$1,450,293	$1,647,878
Net income attributable to Knight-Swift	$104,284	$208,337
Earnings per diluted share	$0.64	$1.25
Operating ratio	91.2%	83.7%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$118,491	$224,863
Adjusted EPS [1]	$0.73	$1.35
Adjusted Operating Ratio [1]	88.7%	80.6%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	18,152	17,965
Average trailers [3]	79,490	71,310
LTL
Average tractors [4]	3,163	3,091
Average trailers [5]	8,387	8,302
Intermodal
Average tractors	607	584
Average containers	12,829	11,027
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.7 years and 2.6 years as of March 31, 2023 and 2022, respectively.
3Our average trailers includes 8,988 and 7,561 trailers related to leasing activities recorded within our non-reportable segments for the quarters ended March 31, 2023 and 2022, respectively. Our trailer fleet within the Truckload segment had a weighted average age of 10.2 years and 8.4 years as of March 31, 2023 and 2022, respectively.
4Our LTL tractor fleet had a weighted average age of 4.2 years and 4.5 years as of March 31, 2023 and 2022, respectively. Our LTL tractor fleet includes 619 and 695 tractors from ACT's and MME's dedicated and other businesses for the quarters ended March 31, 2023 and 2022, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

5Our LTL trailer fleet had a weighted average age of 8.3 years and 8.0 years as of March 31, 2023 and 2022, respectively. Our LTL trailer fleet includes 778 and 907 trailers from ACT's and MME's dedicated and other businesses for the quarters ended March 31, 2023 and 2022, respectively.
Market Trends and Outlook
The national unemployment rate was 3.5%1 as of March 31, 2023, as compared to 3.6%1 as of March 31, 2022. The US gross domestic product, which is the broadest measure of goods and services produced across the economy, increased by 1.1%2 on a quarter-over-quarter basis, per preliminary third-party forecasts. The increase, compared to the fourth quarter increase of 2.6%, reflected a downturn in private inventory investment and a slowdown in nonresidential fixed investment. These movements were partly offset by an acceleration in consumer spending, an upturn in exports, and a smaller decrease in residential fixed investment. Early estimates of the first quarter 2023 US employment cost index indicate a quarter-over-quarter increase of 4.8%1 and a sequential increase of 1.2%1.
The freight market outlook for the remainder of 2023 includes the following:
•Continued softness in freight demand with few non-contract opportunities through the first half of 2023 as shippers work through higher inventory levels;
•Capacity continues to exit at an accelerating rate;
•Freight volumes begin to improve in the second half of the year with a more typical peak season;
•The combinations of demand recovery and supply reduction should lead to improving freight market conditions by the end of the third quarter;
•Spot pricing bottoms out in the second quarter and begins recovering in the second half of 2023;
•Expect trailer pool service to continue to be a differentiator when demand recovers;
•LTL demand pressured but remains more stable than truckload;
•LTL year-over-year improvement in revenue, excluding fuel surcharge per hundredweight;
•Inflationary pressures ease in many cost areas but remain elevated on a year-over-year basis;
•Insurance and claims remain volatile;
•Equipment and labor availability continues to improve, particularly for large carriers; and
•Demand for used tractors remains steady given production limitations that are impacting the refresh rate.
Based on the above market factors, our Company outlook for the remainder of 2023 includes the following and does not reflect the inclusion of U.S. Xpress pending the close of the acquisition:
•Truckload rates continue to be pressured, with a year-over-year decrease in overall revenue per mile of high single digits for the year;
•Truckload tractor count stable with miles per tractor improving on a year-over-year basis in the second half of the year;
•LTL revenue, excluding fuel surcharge increases modestly year-over-year with relatively stable margin profile and typical seasonality;
•Logistics volume and revenue per load remains under pressure into the second quarter before improving in the back half of the year, with an operating ratio of approximately 90 for the year;
•Intermodal operating ratio in the mid 90's for the full year with volumes up year over year;
•Non-reportable segments to have modest revenue growth for the year and quarterly operating income run rate in the low to mid teens for the balance of year;
•Reflecting reduced exposure to third party insurance risk, easing trailer lease demand from lower inventory overhang and muted freight conditions, and continued revenue and margin growth in warehousing;
•Equipment gains to be in the range of $15 million to $20 million quarterly;
•Expect modest increase in interest expense from the first quarter of 2023, assuming Fed hiking cycle is nearly complete;
•Net cash capital expenditures for the full year 2023 expected range of $640 – $690 million;
•Approximate tax rate of 25% for the full year 2023.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

In addition to the above, we expect the Truckload segment will remain resilient and continue to operate efficiently and the Logistics segment will continue to provide value to our customers through our power-only and traditional brokerage service offerings. Our ACT and MME teams are working together to further build out a super-regional network that we expect will provide additional yield and revenue opportunities. As of the fourth quarter of 2022, ACT and MME are on the same platform. We experienced some challenges in the integration, but believe the material challenges were addressed during the first quarter of 2023. The Intermodal segment continues to build out its network that aligns with our new rail partners. Our non-reportable segments are further expanding to complement our other service offerings even as we work to improve the underwriting profitability of our insurance program as well as reduce our exposure to small carrier risk in the current market.
We anticipate that depreciation and amortization expense will increase and rental expense will correspondingly decrease, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment, terminal improvements, or terminal expansions in the remainder of 2023. With significant tightening in the insurance markets, we may also experience changes in premiums, retention limits, and excess coverage limits in the remainder of 2023. While fuel expense is generally offset by fuel surcharge revenue, our fuel expense, net of truckload and LTL fuel surcharge revenue, may increase in the future, particularly during periods of sharply rising fuel prices. Overall, we remain committed to long-term profitability as we continue to leverage opportunities across the Knight-Swift brands, and efficiently deploy our assets, while maintaining a relentless focus on cost control. This includes seeking acquisition opportunities to improve earnings, gain customers, and reach more professional drivers, as illustrated by the planned acquisition of U.S. Xpress and our intention to expand the geographic footprint of our LTL network.
________
1Source: bls.gov
2Source: bea.gov

Results of Operations — Summary
Operating Results: First Quarter 2023 Compared to First Quarter 2022
The $104.1 million decrease in net income attributable to Knight-Swift to $104.3 million during the first quarter of 2023 from $208.3 million during the same period last year includes the following:
•Contributor — $89.2 million decrease in operating income within our Truckload segment. Quarter-over-quarter miles per tractor decreased 2.7% during the first quarter of 2023, and revenue, excluding fuel surcharge and intersegment transactions declined by 8.0%. These results include $8.5 million pre-tax ($0.04 per diluted share) insurance and claims expense for development on large losses from claim years 2018-2020, primarily related to an unfavorable jury verdict during the first quarter of 2023.
•Contributor — $26.8 million decrease in operating income within our Logistics segment due to 23.2% decline in load count.
•Contributor — $10.1 million decrease in operating income within our Intermodal segment, driven by a 6.7% decrease in revenue per load.
•Contributor — $27.4 million decrease in operating income within the non-reportable segments, primarily due to a $22.8 million operating loss from our Iron Insurance line of business.
•Contributor — $16.4 million increase in consolidated interest expense primarily driven by higher interest rates.
•Offset — $24.1 million increase in "Other income (expenses), net," primarily driven by a $14.4 million unrealized loss on our investment in Embark recorded in the first quarter of 2022 and a net gain recorded within our portfolio of investments during the first quarter of 2023.
•Offset — $36.4 million decrease in consolidated income tax expense was primarily due to a reduction of pre-tax income. The results in an effective tax rate of 24.0% for the first quarter of 2023, and 24.9% for the first quarter of 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain non-reportable segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter Ended March 31,
	2023	2022
Revenue:	(In thousands)
Truckload	$1,012,245	$1,080,531
LTL	255,304	255,125
Logistics	138,283	282,039
Intermodal	110,572	109,222
Subtotal	$1,516,404	$1,726,917
Non-reportable segments	141,986	117,639
Intersegment eliminations	(21,458)	(17,567)
Total revenue	$1,636,932	$1,826,989

	Quarter Ended March 31,
	2023	2022
Operating income (loss)	(In thousands)
Truckload	$115,899	$205,117
LTL	26,582	26,377
Logistics	12,820	39,601
Intermodal	5,102	15,170
Subtotal	$160,403	$286,265
Non-reportable segments	(15,616)	11,821
Operating income	$144,787	$298,086

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base with approximately 13,600 irregular route and 4,600 dedicated tractors.
•Our LTL business, which was initially established in 2021 through the ACT acquisition and later the MME acquisition, provides our customers with regional LTL transportation service through our growing network of approximately 110 facilities and a door count of approximately 4,400. Our LTL segment operates approximately 3,200 tractors and approximately 8,400 trailers and also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We continue to offer power-only services through our Logistics segment leveraging our fleet of over 79,000 trailers.
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

Operating Statistic	Relevant Segment(s)	Description
Average Revenue per Tractor	Truckload	Measures productivity and represents revenue (excluding fuel surcharge and intersegment transactions) divided by average tractor count
Total Miles per Tractor	Truckload	Total miles (including loaded and empty miles) a tractor travels on average
Average Length of Haul	Truckload, LTL	For our Truckload segment this is calculated as average miles traveled with loaded trailer cargo per order.
For our LTL segment this is calculated as average miles traveled from the origin service center to the destination service center.
Non-paid Empty Miles Percentage	Truckload	Percentage of miles without trailer cargo
Shipments per Day	LTL	Average number of shipments completed each business day
Weight per Shipment	LTL	Total weight (in pounds) divided by total shipments
Revenue per shipment	LTL	Total revenue divided by total shipments
Revenue xFSC per shipment	LTL	Total revenue, excluding fuel surcharge, divided by total shipments
Revenue per hundredweight	LTL	Measures yield and is calculated as total revenue divided by total weight (in pounds) times 100
Revenue xFSC per hundredweight	LTL	Total revenue, excluding fuel surcharge, divided by total weight (in pounds) times 100
Average Tractors	Truckload, LTL, Intermodal	Average tractors in operation during the period including company tractors and tractors provided by independent contractors
Average Trailers	Truckload, LTL	Average trailers in operation during the period
Average Revenue per Load	Logistics, Intermodal	Total revenue (excluding intersegment transactions) divided by load count
Gross Margin Percentage	Logistics	Logistics gross margin (revenue, excluding intersegment transactions, less purchased transportation expense, excluding intersegment transactions) as a percentage of logistics revenue, excluding intersegment transactions
Average Containers	Intermodal	Average containers in operation during the period
GAAP Operating Ratio	Truckload, LTL, Logistics, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Calculated as operating expenses as a percentage of total revenue, or the inverse of operating margin.
Non-GAAP Adjusted Operating Ratio	Truckload, LTL, Logistics, Intermodal	Measures operating efficiency and is widely used in our industry as an assessment of management's effectiveness in controlling all categories of operating expenses. Consolidated and segment Adjusted Operating Ratios are reconciled to their corresponding GAAP operating ratios under "Non-GAAP Financial Measures," below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Truckload Segment
We generate revenue in the Truckload segment primarily through irregular route, dedicated, refrigerated, expedited, flatbed, and cross-border service operations across our brands. We operated approximately 13,600 irregular route tractors and approximately 4,600 dedicated route tractors in use during the quarter ended March 31, 2023. Generally, we are paid a predetermined rate per mile or per load for our truckload services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Truckload segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in thousands, except per tractor data)
Total revenue	$1,012,245	$1,080,531	(6.3%)
Revenue, excluding fuel surcharge and intersegment transactions	$865,980	$941,534	(8.0%)
GAAP: Operating income	$115,899	$205,117	(43.5%)
Non-GAAP: Adjusted Operating Income [1]	$116,242	$205,441	(43.4%)
Average revenue per tractor [2]	$47,707	$52,409	(9.0%)
GAAP: Operating ratio [2]	88.6%	81.0%	760	bps
Non-GAAP: Adjusted Operating Ratio 1 2	86.6%	78.2%	840	bps
Non-paid empty miles percentage [2]	15.0%	14.1%	90	bps
Average length of haul (miles) [2]	391	394	(0.8%)
Total miles per tractor [2]	18,405	18,916	(2.7%)
Average tractors 2 3	18,152	17,965	1.0%
Average trailers 2 4	79,490	71,310	11.5%
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 16,262 and 16,159 average company-owned tractors for the first quarter of 2023 and 2022, respectively.
4    Our average trailers includes 8,988 and 7,561 trailers related to leasing activities recorded within our non-reportable segments for the quarters ended March 31, 2023 and 2022, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended March 31, 2023 and 2022 — The Truckload segment performed well in an extremely difficult environment, operating with an 86.6% Adjusted Operating Ratio. These results include $8.5 million pre-tax ($0.04 per diluted share) insurance and claims expense for development on large losses from claim years 2018-2020, primarily related to an unfavorable jury verdict during the first quarter of 2023. Revenue, excluding fuel surcharge and intersegment transactions, was $866.0 million, a decrease of 8.0% quarter-over-quarter. Miles per tractor decreased by 2.7%, while revenue per loaded mile, excluding fuel surcharge and intersegment transactions, was pressured throughout the quarter, posting a 5.3% average decline quarter-over-quarter. These factors ultimately led to a 9.0% quarter-over-quarter increase in average revenue per tractor as the improving revenue per tractor in our dedicated division was more than offset by declines in the over-the-road business.
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
Our most significant expense is related to direct costs associated with the transportation of our freight moves including; direct salary, wage and benefit costs, fuel expense, and depreciation expense associated with revenue equipment costs. Other expenses associated with revenue generation that can fluctuate and impact operating results are insurance and claims expenses, as well as maintenance costs of our revenue equipment. These expenses can be influenced by multiple factors including our safety performance, equipment age, and other factors. A key component of lowering our operating costs is labor efficiency within our network. We continue to focus on technological advances to improve the customer experience and reduce our operating costs.

	Quarter Ended March 31,			Increase (Decrease)
	2023	2022
	(Dollars in thousands, except per tractor data)
Total revenue	$255,304	$255,125		0.1%
Revenue, excluding fuel surcharge and intersegment transactions	$213,929	$214,675		(0.3%)
GAAP: Operating income	$26,582	$26,377		0.8%
Non-GAAP: Adjusted Operating Income [1]	$30,502	$30,322		0.6%
GAAP: Operating ratio [2]	89.6%	89.7%	(10	bps)
Non-GAAP: Adjusted Operating Ratio 1 2	85.7%	85.9%	(20	bps)
LTL shipments per day [2]	17,717	18,783		(5.7%)
LTL weight per shipment [2]	1,061	1,098		(3.4%)
LTL average length of haul (miles) [2]	535	522		2.5%
LTL revenue per shipment [2]	$189.31	$178.43		6.1%
LTL revenue xFSC per shipment [2]	$158.45	$150.70		5.1%
LTL revenue per hundredweight [2]	$17.84	$16.25		9.8%
LTL revenue xFSC per hundredweight [2]	$14.93	$13.73		8.7%
LTL average tractors 2 3	3,163	3,091		2.3%
LTL average trailers 2 4	8,387	8,302		1.0%

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Our LTL tractor fleet includes 619 and 695 tractors from ACT's and MME's dedicated and other businesses for the first quarter of 2023 and 2022, respectively.
4Our LTL trailer fleet includes 778 and 907 trailers from ACT's and MME's dedicated and other businesses for the first quarter of 2023 and 2022, respectively.
Comparison Between the Quarters Ended March 31, 2023 and 2022 — Our LTL segment operated well, producing an 85.7% Adjusted Operating Ratio during the first quarter of 2023, a 20 basis point improvement over the first quarter of 2022. Shipment counts decreased 5.7% quarter-over-quarter with softer demand. Revenue per hundredweight increased 8.7% excluding fuel surcharge, while revenue per shipment increased by 5.1%, excluding fuel surcharge, reflecting a 3.4% decrease in weight per shipment. We expect our connected LTL network and the expanded use of shipment dimensioning technology will provide additional opportunities for revenue growth. During the first quarter, we increased our door count by 50, and we expect door capacity to continue to grow by an additional 150 through the remainder of 2023. We remain encouraged by the strong performance within our LTL segment, and we continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.
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

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in thousands, except per load data)
Total revenue	$138,283	$282,039	(51.0%)
Revenue, excluding intersegment transactions	$136,777	$280,171	(51.2%)
GAAP: Operating income	$12,820	$39,601	(67.6%)
Non-GAAP: Adjusted Operating Income 1 2	$13,154	$39,935	(67.1%)
Revenue per load [2]	$1,715	$2,697	(36.4%)
Gross margin percentage [2]	19.8%	20.2%	(40	bps)
GAAP: Operating ratio [2]	90.7%	86.0%	470	bps
Non-GAAP: Adjusted Operating Ratio 1 2	90.4%	85.7%	470	bps
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended March 31, 2023 and 2022 — The Logistics segment Adjusted Operating Ratio was 90.4%, with a gross margin of 19.8% in the first quarter of 2023, down slightly from 20.2% in the first quarter of 2022. The brokerage space continues to be pressured by soft demand, causing our load count to decline by 23.2% quarter-over-quarter. This lack of demand resulted in revenue per load decreasing by 36.4% quarter-over-quarter. Despite the difficult environment, the Logistics business remained nimble and produced near double-digit margin for the quarter. We continue to leverage our consolidated fleet of approximately 79,000 trailers as we build out our power-only service. We continue to innovate with technology intended to remove friction and allow seamless connectivity, leading to services that we expect will capture new opportunities for revenue growth.
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

	Quarter Ended March 31,			Increase (Decrease)
	2023	2022
	(Dollars in thousands, except per load data)
Total revenue	$110,572	$109,222		1.2%
Revenue, excluding intersegment transactions	$110,572	$109,192		1.3%
GAAP: Operating income	$5,102	$15,170		(66.4%)
Average revenue per load [1]	$3,234	$3,465		(6.7%)
GAAP: Operating ratio [1]	95.4%	86.1%	930	bps
Load count	34,193	31,515		8.5%
Average tractors [2]	607	584		3.9%
Average containers [2]	12,829	11,027		16.3%
1    Defined under "Operating Statistics," above.
2    Includes 542 and 533 company-owned tractors for the first quarter of 2023 and 2022, respectively.
Comparison Between the Quarters Ended March 31, 2023 and 2022 — The Intermodal segment operated with a 95.4% operating ratio while revenue excluding intersegment transactions increased 1.3% to $110.6 million. We are pleased that load count increased quarter-over-quarter by 8.5%, reflecting the first quarter-over-quarter increase in load count since transitioning western rail partners in January 2022. With rail service continuing to make progress and bid activity yielding promising new volume awards, we are encouraged for the near term opportunities for volumes to improve in this business. There is still opportunity for more consistent rail service to allow for improved equipment utilization and additional freight opportunities.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

We expect to continue to grow with new customers and expand with existing customers. Our average container count increased by over 300 units sequentially as we have taken delivery of nearly all containers on order as of the end of the quarter. With our container fleet count now approximately 13,000, we do not expect to order additional containers until we achieve meaningful improvement in our turns per container. Our capex strategy is shifting to chassis moving forward as we work to better optimize our operation and reduce equipment costs. We remain focused on growing our load count and improving the efficiency of our assets as Intermodal continues to provide value to our customers and is complementary to the many services we offer.

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

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in thousands)
Total revenue	$141,986	$117,639	20.7%
Operating (loss) income	$(15,616)	$11,821	(232.1%)
Revenue growth of 20.7% was offset by challenges within our third-party insurance program, resulting in a $15.6 million operating loss within our non-reportable segments. Overall, our Iron Insurance line of business produced a $22.8 million operating loss (or $0.11 per diluted share) during the first quarter of 2023, primarily due to increased frequency and unfavorable claim development during the quarter as well as insurance premium collection issues associated with small carriers who are struggling given the soft freight market conditions. We are continuing to execute our plan to improve the underwriting profitability of the insurance program, and we have decided to reduce our exposure to small carrier risk in the current market as we believe the extreme pressure small carriers are under is producing undesirable risk characteristics. This decision will be a headwind to growth in the near term, but we believe it is the prudent move for our business at this point in the cycle. We have applied rate increases to various lines of coverage, which will improve underwriting results on the risk that we elect to retain.
It will take some time for this pivot to materialize in the results, but we expect sequential income growth and a positive contribution for these segments by the middle of the year, supported by continued revenue growth from the other activities within our non-reportable segments moving forward.

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

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in thousands)
Salaries, wages, and benefits	$536,742	$536,056	0.1%
% of total revenue	32.8%	29.3%	350	bps
% of revenue, excluding truckload and LTL fuel surcharge	37.0%	32.5%	450	bps
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
Comparison Between the Quarters Ended March 31, 2023 and 2022 — Consolidated salaries, wages, and benefits increased by $0.7 million for the first quarter of 2023, as compared to the first quarter of 2022. This increase pertained to driving associate pay rates and non-driver salaries and wages, partially offset by a 2.5% decrease in miles driven by company driving associates.

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in thousands)
Fuel	$187,759	$190,489	(1.4%)
% of total revenue	11.5%	10.4%	110	bps
% of revenue, excluding truckload and LTL fuel surcharge	12.9%	11.6%	130	bps
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
Comparison Between Quarters Ended March 31, 2023 and 2022 — The $2.7 million decrease in consolidated fuel expense for the first quarter is due to a decrease in total miles driven by company driving associates and was partially offset by higher average DOE fuel prices for the first quarter of 2023 as compared to the first quarter of 2022. Average DOE fuel prices were $4.40 per gallon for the first quarter of 2023 and $4.36 per gallon for the first quarter of 2022.

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in thousands)
Operations and maintenance	$99,311	$95,883	3.6%
% of total revenue	6.1%	5.2%	90	bps
% of revenue, excluding truckload and LTL fuel surcharge	6.8%	5.8%	100	bps
Operations and maintenance expense consists of direct operating expenses, such as driving associate hiring and recruiting expenses, equipment maintenance, and tire expense. Operations and maintenance expenses are typically affected by the age of our company-owned fleet of tractors and trailers and the miles driven. We expect the driver market to remain competitive throughout 2023, which could increase future driving associate development and recruiting costs and negatively affect our operations and maintenance expense. We expect to continue refreshing our tractor and trailer fleet in the coming quarters, subject to availability of new revenue equipment, to maintain the average age of our equipment.
Comparison Between the Quarters Ended March 31, 2023 and 2022 — The increase of $3.4 million for the first quarter of 2023 was attributed to higher maintenance expenses due to inflation and was partially offset by lower chassis expense and road expense due to the decrease in total miles discussed above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in thousands)
Insurance and claims	$138,039	$98,192	40.6%
% of total revenue	8.4%	5.4%	300	bps
% of revenue, excluding truckload and LTL fuel surcharge	9.5%	6.0%	350	bps
Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, our level of self-insurance, and premium expense. In recent years, insurance carriers have raised premiums for many businesses, including transportation companies, and as a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention limits or reduce excess coverage limits when our policies are renewed or replaced. In addition, our Iron Insurance line of business offers insurance products to third-party carriers, earning additional premium revenues, which are partially offset by increased insurance reserves, but does increase our exposure to claims and inability to collect premiums. Insurance and claims expense also varies based on the number of miles driven by company driving associates and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in large, prior-year claims. In future periods, our higher self-insured retention limits, lower excess coverage limits, and exposure through Iron Insurance may cause increased volatility in our consolidated insurance and claims expense.
Comparison Between the Quarters Ended March 31, 2023 and 2022 — Consolidated insurance and claims expense increased by $39.8 million for the first quarter of 2023, as compared to the first quarter of 2022. The increase was predominately due to increased frequency and unfavorable claim development during the quarter within our Iron Insurance line of business as well as negative developments within our self-insured retention limits on certain large prior year insurance claims totaling $8.5 million pre-tax, primarily related to an unfavorable jury verdict during the first quarter of 2023.

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in thousands)
Operating taxes and licenses	$25,890	$29,037	(10.8%)
% of total revenue	1.6%	1.6%	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.8%	1.8%	—	bps
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Comparison Between the Quarters Ended March 31, 2023 and 2022 — Operating taxes and licenses expenses decreased by $3.1 million, but remained flat as a percentage of revenue, excluding truckload and LTL fuel surcharge.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in thousands)
Communications	$5,749	$5,870	(2.1%)
% of total revenue	0.4%	0.3%	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	0.4%	0.4%	—	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Comparison Between the Quarters Ended March 31, 2023 and 2022 — Communications expense decreased $0.1 million, but remained flat as a percentage of revenue, excluding truckload and LTL fuel surcharge.

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in thousands)
Depreciation and amortization of property and equipment	$155,966	$145,044	7.5%
% of total revenue	9.5%	7.9%	160	bps
% of revenue, excluding truckload and LTL fuel surcharge	10.8%	8.8%	200	bps
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
Comparison Between the Quarters Ended March 31, 2023 and 2022 — Consolidated depreciation and amortization of property and equipment increased by $10.9 million for the first quarter of 2023, as compared to the same period last year. This increase was related to an increase in owned versus leased equipment and higher depreciation for capital improvements made to our terminals.
We expect consolidated depreciation and amortization of property and equipment to increase in total and as a percentage of consolidated revenue, excluding truckload and LTL fuel surcharge, as we currently do not plan to use operating leases as a primary means of funding our equipment purchases, terminal improvements, or terminal expansions in the remainder of 2023.

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in thousands)
Amortization of intangibles	$16,183	$16,166	0.1%
% of total revenue	1.0%	0.9%	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.1%	1.0%	10	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger and various acquisitions. See Note 3 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in thousands)
Rental expense	$15,068	$13,401	12.4%
% of total revenue	0.9%	0.7%	20	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.0%	0.8%	20	bps
Rental expense consists primarily of payments for our terminals and other real estate leases and, to a lesser extent, payments for revenue equipment from expiring operating leases. The primary factors affecting the expense are the size and location of our leased properties.
Comparison Between the Quarters Ended March 31, 2023 and 2022 — The quarter-over-quarter increase of $1.7 million is primarily related to the incorporation of new facilities as we expand our network.

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in thousands)
Purchased transportation	$280,729	$386,446	(27.4%)
% of total revenue	17.1%	21.2%	(410	bps)
% of revenue, excluding truckload and LTL fuel surcharge	19.4%	23.5%	(410	bps)
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
Comparison Between the Quarters Ended March 31, 2023 and 2022 — Consolidated purchased transportation expense decreased by $105.7 million for the first quarter of 2023, as compared to the same period last year, primarily due to decreased load volume within our logistics business, partially offset by increased intermodal load volume.
We expect that consolidated purchased transportation will increase as a percentage of revenue if we grow our logistics and intermodal businesses faster than our full truckload and LTL businesses. The increase could be partially offset if independent contractors exit the market due to regulatory changes.

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in thousands)
Impairments	$—	$810	(100.0%)
In 2022, we incurred impairment charges associated with building improvements (within our non-reportable segments).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in thousands)
Miscellaneous operating expenses	$30,709	$11,509	166.8%
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
Comparison Between the Quarters Ended March 31, 2023 and 2022 — The $19.2 million increase in net consolidated miscellaneous operating expenses is primarily due to a $13.9 million decrease in gain on sales of equipment and $1.5 million in transaction fees related to the planned acquisition of U.S. Xpress.
Consolidated Other Expenses (Income)

	Quarter Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in thousands)
Interest expense	$23,091	$6,680	245.7%
Other (income) expenses, net	(9,703)	14,405	(167.4%)
Income tax expense	32,735	69,174	(52.7%)
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. The increase in interest expense during the quarter ended March 31, 2023 was primarily due to higher interest rates. Additional details regarding our debt are discussed in Note 6 in Part I, Item 1 of this Quarterly Report.
Other (income) expenses, net — Other (income) expenses, net is primarily comprised of losses and (gains) from our various equity investments, including our investment in Embark, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
Comparison Between the Quarters Ended March 31, 2023 and 2022 — The $24.1 million increase in other (income) expenses, net is primarily driven by a $14.4 million unrealized loss on our investment in Embark recorded in the first quarter of 2022 and a net gain recorded within our portfolio of investments during the first quarter of 2023.
Income tax expense — In addition to the discussion below, Note 4 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
Comparison Between the Quarters Ended March 31, 2023 and 2022 — The $36.4 million decrease in consolidated income tax expense was primarily due to a reduction of pre-tax income. This resulted in an effective tax rate of 24.0% for the first quarter of 2023, and 24.9% for the first quarter of 2022.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter Ended March 31,
	2023	2022
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$104,284	$208,337
Adjusted for:
Income tax expense attributable to Knight-Swift	32,735	69,174
Income before income taxes attributable to Knight-Swift	137,019	277,511
Amortization of intangibles [1]	16,183	16,166
Impairments [2]	—	810
Legal accruals [3]	(300)	5,055
Transaction fees [4]	1,536	—
Severance expense [5]	1,452	—
Adjusted income before income taxes	155,890	299,542
Provision for income tax expense at effective rate	(37,399)	(74,679)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$118,491	$224,863

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended March 31,
	2023	2022
GAAP: Earnings per diluted share	$0.64	$1.25
Adjusted for:
Income tax expense attributable to Knight-Swift	0.20	0.42
Income before income taxes attributable to Knight-Swift	0.85	1.67
Amortization of intangibles [1]	0.10	0.10
Impairments [2]	—	—
Legal accruals [3]	—	0.03
Transaction fees [4]	0.01	—
Severance expense [5]	0.01	—
Adjusted income before income taxes	0.96	1.80
Provision for income tax expense at effective rate	(0.23)	(0.45)
Non-GAAP: Adjusted EPS	$0.73	$1.35

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
3    "Legal accruals" are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect the following:
•First quarter 2023 legal expense reflects a decrease in the estimated exposure related to an accrued legal matter previously identified as probable and estimable in prior periods based on a recent settlement agreement.
•First quarter 2022 legal expense reflects costs related to certain settlements and class action lawsuits arising from employee and contract related matters.
4    "Transaction fees" reflects consisted of legal and professional fees associated with the planned acquisition of U.S. Xpress. The transaction fees are included within "Miscellaneous operating expenses" in the condensed statements of comprehensive income.
5    "Severance expense" is included within "Salaries, wages, and benefits" in the condensed statements of comprehensive income.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	Quarter Ended March 31,
	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,636,932	$1,826,989
Total operating expenses	(1,492,145)	(1,528,903)
Operating income	$144,787	$298,086
Operating ratio	91.2%	83.7%

Non-GAAP Presentation
Total revenue	$1,636,932	$1,826,989
Truckload and LTL fuel surcharge	(186,639)	(179,111)
Revenue, excluding truckload and LTL fuel surcharge	1,450,293	1,647,878

Total operating expenses	1,492,145	1,528,903
Adjusted for:
Truckload and LTL fuel surcharge	(186,639)	(179,111)
Amortization of intangibles [1]	(16,183)	(16,166)
Impairments [2]	—	(810)
Legal accruals [3]	300	(5,055)
Transaction fees [4]	(1,536)	—
Severance expense [5]	(1,452)	—
Adjusted Operating Expenses	1,286,635	1,327,761
Adjusted Operating Income	$163,658	$320,117
Adjusted Operating Ratio	88.7%	80.6%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Truckload Segment

	Quarter Ended March 31,
	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,012,245	$1,080,531
Total operating expenses	(896,346)	(875,414)
Operating income	$115,899	$205,117
Operating ratio	88.6%	81.0%

Non-GAAP Presentation
Total revenue	$1,012,245	$1,080,531
Fuel surcharge	(145,264)	(138,661)
Intersegment transactions	(1,001)	(336)
Revenue, excluding fuel surcharge and intersegment transactions	865,980	941,534

Total operating expenses	896,346	875,414
Adjusted for:
Fuel surcharge	(145,264)	(138,661)
Intersegment transactions	(1,001)	(336)
Amortization of intangibles [1]	(343)	(324)
Adjusted Operating Expenses	749,738	736,093
Adjusted Operating Income	$116,242	$205,441
Adjusted Operating Ratio	86.6%	78.2%
1    "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in historical Knight acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	Quarter Ended March 31,
	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$255,304	$255,125
Total operating expenses	(228,722)	(228,748)
Operating income	$26,582	$26,377
Operating ratio	89.6%	89.7%

Non-GAAP Presentation
Total revenue	$255,304	$255,125
Fuel surcharge	(41,375)	(40,450)
Revenue, excluding fuel surcharge and intersegment transactions	213,929	214,675

Total operating expenses	228,722	228,748
Adjusted for:
Fuel surcharge	(41,375)	(40,450)
Amortization of intangibles [1]	(3,920)	(3,945)
Adjusted Operating Expenses	183,427	184,353
Adjusted Operating Income	$30,502	$30,322
Adjusted Operating Ratio	85.7%	85.9%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT and MME acquisitions.
Logistics Segment

	Quarter Ended March 31,
	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$138,283	$282,039
Total operating expenses	(125,463)	(242,438)
Operating income	$12,820	$39,601
Operating ratio	90.7%	86.0%

Non-GAAP Presentation
Total revenue	$138,283	$282,039
Intersegment transactions	(1,506)	(1,868)
Revenue, excluding intersegment transactions	136,777	280,171

Total operating expenses	125,463	242,438
Adjusted for:
Intersegment transactions	(1,506)	(1,868)
Amortization of intangibles [1]	(334)	(334)
Adjusted Operating Expenses	123,623	240,236
Adjusted Operating Income	$13,154	$39,935
Adjusted Operating Ratio	90.4%	85.7%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the UTXL acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter Ended March 31,
	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$110,572	$109,222
Total operating expenses	(105,470)	(94,052)
Operating income	$5,102	$15,170
Operating ratio	95.4%	86.1%

Non-GAAP Presentation
Total revenue	$110,572	$109,222
Intersegment transactions	—	(30)
Revenue, excluding intersegment transactions	110,572	109,192

Total operating expenses	105,470	94,052
Adjusted for:
Intersegment transactions	—	(30)
Adjusted Operating Expenses	105,470	94,022
Adjusted Operating Income	$5,102	$15,170
Adjusted Operating Ratio	95.4%	86.1%
Non-GAAP Reconciliation: Free Cash Flow

Quarter Ended March 31, 2023

GAAP: Cash flows from operations	$345,159
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	59,345
Purchases of property and equipment	(260,339)
Non-GAAP: Free Cash Flow	$144,165

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	March 31, 2023
(In thousands)
Cash and cash equivalents, excluding restricted cash	$191,245
Availability under 2021 Revolver, due September 2026 [1]	1,088,615
Availability under 2022 RSA, due April 2024 [2]	12,700
Total unrestricted liquidity	$1,292,560
Cash and cash equivalents – restricted [3]	207,363
Restricted investments, held-to-maturity, amortized cost [3]	4,076
Total liquidity, including restricted cash and restricted investments	$1,503,999

1    As of March 31, 2023, we had no borrowings under our $1.1 billion 2021 Revolver. We additionally had $11.4 million in outstanding letters of credit (discussed below) issued under the 2021 Revolver, leaving $1.1 billion available under 2021 the Revolver.
2    Based on eligible receivables at March 31, 2023, our borrowing base for the 2022 RSA was $396.7 million, while outstanding borrowings were $384.0 million, leaving $12.7 million available under the 2022 RSA. Refer to Note 5 in Part I, Item 1 of this Quarterly Report for more information regarding the 2022 RSA.
3    Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $204.3 million, included in "Cash and cash equivalents – restricted" on the condensed consolidated balance sheet and held by Mohave and Red Rock for claims payments. The remaining $3.0 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet, expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We expect net cash capital expenditures, will be in the range of $640.0 – $690.0 million for full-year 2023. This range excludes cash outlays for potential acquisitions. We believe we have ample flexibility in our trade cycle and purchase agreements to alter our current plans if economic and other conditions warrant.
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
Principal and Interest Payments — As of March 31, 2023, we had debt, accounts receivable securitization, and finance lease obligations of $1.8 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Letters of Credit — Pursuant to the terms of the 2021 Debt Agreement and the 2022 RSA, our lenders may issue standby letters of credit on our behalf. When we have certain letters of credit outstanding, the availability under the 2021 Revolver or 2022 RSA is reduced accordingly. As of March 31, 2023, we also had outstanding letters of credit of $177.9 million pursuant to a bilateral agreement which do not impact the availability of the 2021 Revolver and 2022 RSA. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, common stock prices, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. As of March 31, 2023, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan. Additional details regarding our share repurchase plans are discussed in Note 10 in Part I, Item 1 of this Quarterly Report.
Working Capital
We had a working capital surplus of $536.8 million as of March 31, 2023 and $599.6 million as of December 31, 2022.
Material Debt Agreements
As of March 31, 2023, we had $1.8 billion in material debt obligations at the following carrying values:
•$199.8 million: 2021 Term Loan A-2, due September 2024, net of $0.2 million in deferred loan costs
•$798.8 million: 2021 Term Loan A-3, due September 2026, net of $1.2 million in deferred loan costs
•$383.6 million: 2022 RSA outstanding borrowings, net of $0.4 million in deferred loan costs
•$395.7 million: Finance lease obligations
•$30.5 million: Other, net of approximately $45,000 in deferred loan costs
As of December 31, 2022, we had $1.9 billion in material debt obligations at the following carrying values:
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
•$39.0 million: Other, net of $0.1 million in deferred loan costs
________
1Refer to "Non-GAAP Financial Measures."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	Quarter Ended March 31,		Change
	2023	2022
	(In thousands)
Net cash provided by operating activities	$345,159	$456,860	$(111,701)
Net cash used in investing activities	(197,305)	(110,187)	(87,118)
Net cash used in financing activities	(134,591)	(323,249)	188,658
Net Cash Provided by Operating Activities
Comparison Between Quarter Ended March 31, 2023 and 2022 — The $111.7 million decrease in net cash provided by operating activities was primarily due to a $153.3 million decrease in operating income for quarter ended March 31, 2023, and a $16.0 million increase in cash paid for interest. Note: Factors affecting the increase in operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."
Net Cash Used in Investing Activities
Comparison Between Quarter Ended March 31, 2023 and 2022 — The $87.1 million increase in net cash used in investing activities was primarily due to a $96.6 million increase in net cash capital expenditures.
Net Cash Used in Financing Activities
Comparison Between Quarter Ended March 31, 2023 and 2022 — Net cash used in financing activities decreased by $188.7 million, primarily due to a $144.9 million decrease in repurchases of our common stock and a $52.0 million decrease in net repayments on our 2021 Revolver.

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
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2021 Debt Agreement and 2022 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 5.7% as of March 31, 2023) and fixed rate equipment lease financing. Assuming the level of borrowings as of March 31, 2023, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $14.1 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US increased to $4.40 for the first quarter of 2023 from an average of $4.36 in the first quarter of 2022. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
Information about our legal proceedings is included in Note 9 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended March 31, 2023, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2022 Annual Report in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. In addition to the risk factors set forth in our Form 10-K, we believe the following additional risks and uncertainties should be considered in evaluating our business and growth outlook:
Our proposed acquisition of U.S. Xpress presents certain additional risks to our business and operations.
On March 20, 2023, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with U.S. Xpress and Liberty Merger Sub ("Merger Sub"). The Merger Agreement provides, among other things, and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into U.S. Xpress, with U.S. Xpress surviving as an indirect wholly owned subsidiary of Knight-Swift Transportation Holdings Inc. The proposed transaction with U.S. Xpress entails important risks, including, among others: the occurrence of any event, change or other circumstance that could give rise to the right of us or U.S. Xpress or both to terminate the Merger Agreement, including circumstances requiring U.S. Xpress to pay us a termination fee pursuant to the Merger Agreement; the failure to obtain applicable regulatory or U.S. Xpress stockholder approval in a timely manner or otherwise; the risk that the transaction may not close in the anticipated timeframe or at all due to one or more of the other closing conditions to the transaction not being satisfied or waived; the risk that there may be unexpected costs, charges or expenses resulting from the proposed transaction; risks related to the ability of us and U.S. Xpress to successfully integrate the businesses and achieve the expected synergies and operating efficiencies within the expected timeframes or at all and the possibility that such integration may be more difficult, time consuming or costly than expected; risks that the proposed transaction disrupts our or U.S. Xpress’ current plans and operations; the risk that certain restrictions during the pendency of the proposed transaction may impact our or U.S. Xpress’ ability to pursue certain business opportunities or strategic transactions; risks related to disruption of each company’s management’s time and attention from ongoing business operations due to the proposed transaction; continued and sufficient availability of capital and financing; the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of our and/or U.S. Xpress’ common stock or operating results; the risk that the proposed transaction and its announcement could have an adverse effect on the ability of us and U.S. Xpress to retain and hire personnel and drivers, to retain customers and to maintain relationships with each of their respective business partners, suppliers and customers and on their respective operating results and businesses generally; and the risk of litigation that could be instituted against the parties to the

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Merger Agreement or their respective directors, affiliated persons or officers and/or regulatory actions related to the proposed transaction, including the effects of any outcomes related thereto.
In addition, material differences in results as compared with those expected from the acquisition could arise due to those risks and uncertainties described in our Form 10-K Risk Factors, including, among other things, business disruption, operational or technology problems, financial loss, financial reporting and internal controls integration, legal liability to third parties and similar risks, any of which could have a material adverse effect on our business, customer retention, financial condition, results of operations, or liquidity.
In addition, the risk factor from our Form 10-K entitled “Insurance and claims expenses could significantly reduce our earnings” is deleted and replaced in its entirety with the following:
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
Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. If any claim were to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts. Furthermore, insurance carriers have raised premiums for many businesses, including transportation companies. Additionally, our Iron Insurance line of business offers insurance products to third-party carriers, which exposes us to insurance claims, underwriting risk, and the potential inability to collect premiums from such third-party carriers. Accordingly, this line of business may increase the volatility of our insurance and claims expense and could materially adversely impact our financial condition and results of operations.
In addition, rising healthcare costs could negatively impact financial results or force us to make changes to existing benefit programs, which could negatively impact our ability to attract and retain employees.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
	(in thousands, except per share data)
January 1, 2023 to January 31, 2023	—	$—	—	$200,041
February 1, 2023 to February 28, 2023	—	$—	—	$200,041
March 1, 2023 to March 31, 2023	—	$—	—	$200,041
Total	—	$—	—	$200,041

1On April 25, 2022, we announced that the Board had approved the $350.0 million 2022 Knight-Swift Share Repurchase Plan, replacing the 2020 Knight-Swift Share Repurchase Plan. There is no expiration date associated with the 2022 Knight-Swift Share Repurchase Plan. See Note 10 in Part I, Item 1 of this Quarterly Report regarding our share repurchase plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

2.1*	Agreement and Plan of Merger, dated as of March 20, 2023, by and among Knight-Swift Transportation Holdings Inc., U.S. Xpress Enterprises, Inc, and Liberty Merger Sub Inc.*	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 21, 2023

3.1	Fourth Amended and Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2020

3.2	Fourth Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 9, 2022

10.1
Rollover Agreement, dated March 20, 2023, by and among Knight-Swift Transportation Holdings Inc., Liberty Holdings Topco LLC, Max L. Fuller, William Eric Fuller, and each of the other Stockholders set forth on Schedule A thereto
Incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 21, 2023

10.2	Form of Amended and Restated Limited Liability Company Agreement of Liberty Holdings Topco LLC	Incorporated by reference to Exhibit 99.2 of the Form 8-K filed on March 21, 2023

10.3	Irrevocable Proxy and Agreement, dated March 20, 2023, by and among each Stockholder of U.S. Xpress Enterprises, Inc. set forth on Schedule A thereto and U.S. Xpress Enterprises, Inc.	Incorporated by reference to Exhibit 99.3 of the Form 8-K filed on March 21, 2023

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

*    Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	May 3, 2023	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	May 3, 2023	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant