Form 10-Q
period 2023-06-30
Knight-Swift Transportation Holdings Inc.
filed 2023-08-02
CIK 1492691

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
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were approximately 161,294,000 shares of the registrant's common stock outstanding as of July 26, 2023.

Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Table of Contents
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight Transportation, Inc. and its subsidiaries and Swift Transportation Company and its subsidiaries, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, consisting of the 2021 Revolver and 2021 Term Loans, which are defined below
2021 Prudential Notes	Third amended and restated note purchase and private shelf agreement, entered into on September 3, 2021 by ACT with unrelated financial entities
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement, maturing on September 3, 2026
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, which matured on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2024
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2023 Term Loan	The Company's term loan entered into on June 22, 2023, maturing on September 3, 2026
2021 RSA	Fifth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on April 23, 2021 by Swift Receivables Company II, LLC with unrelated financial entities.
2022 RSA	Sixth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 3, 2022 by Swift Receivables Company II, LLC with unrelated financial entities.
ACT	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
BSBY	Bloomberg Short-Term Bank Yield Index
DOE	United States Department of Energy
EPS	Earnings Per Share
Embark	Embark Technology Inc. and its related entities
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
IRS	Internal Revenue Service
NYSE	New York Stock Exchange
LTL	Less-than-truckload
MME	RAC MME Holdings, LLC. and its subsidiaries, MME, Inc. and Midwest Motor Express, Inc.
Quarterly Report	Quarterly Report on Form 10-Q
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate as administered by the Federal Reserve Bank of New York
US	The United States of America
U.S. Xpress	U.S. Xpress Enterprises, Inc.
UTXL	UTXL Enterprises, Inc.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$228,957	$196,770
Cash and cash equivalents – restricted	251,438	185,792
Restricted investments, held-to-maturity, amortized cost	3,082	7,175
Trade receivables, net of allowance for doubtful accounts of $25,693 and $22,980, respectively	712,197	842,294
Contract balance – revenue in transit	13,608	15,859
Prepaid expenses	100,896	108,081
Assets held for sale	59,310	40,602
Income tax receivable	17,303	58,974
Acquisition escrow	444,657	—
Other current assets	53,662	38,025
Total current assets	1,885,110	1,493,572
Gross property and equipment	5,980,256	5,740,383
Less: accumulated depreciation and amortization	(2,018,107)	(1,905,340)
Property and equipment, net	3,962,149	3,835,043
Operating lease right-of-use-assets	200,708	192,358
Goodwill	3,519,339	3,519,339
Intangible assets, net	1,744,056	1,776,569
Other long-term assets	126,530	134,785
Total assets	$11,437,892	$10,951,666
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223,482	$220,849
Accrued payroll and purchased transportation	159,066	171,381
Accrued liabilities	81,766	81,528
Claims accruals – current portion	366,238	311,822
Finance lease liabilities and long-term debt – current portion	73,304	71,466
Operating lease liabilities – current portion	41,565	36,961
Total current liabilities	945,421	894,007
Revolving line of credit	210,000	43,000
Long-term debt – less current portion	1,265,204	1,024,668
Finance lease liabilities – less current portion	333,009	344,377
Operating lease liabilities – less current portion	153,765	149,992
Accounts receivable securitization	338,641	418,561
Claims accruals – less current portion	205,605	201,838
Deferred tax liabilities	899,891	907,893
Other long-term liabilities	5,313	12,049
Total liabilities	4,356,849	3,996,385
Commitments and contingencies (Notes 7, 8, and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 161,276 and 160,706 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	1,613	1,607
Accumulated other comprehensive loss	(815)	(2,436)
Additional paid-in capital	4,412,069	4,392,266
Retained earnings	2,657,415	2,553,567
Total Knight-Swift stockholders' equity	7,070,282	6,945,004
Noncontrolling interest	10,761	10,277
Total stockholders’ equity	7,081,043	6,955,281
Total liabilities and stockholders’ equity	$11,437,892	$10,951,666
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$1,390,448	$1,694,531	$2,840,741	$3,342,409
Truckload and LTL fuel surcharge	162,531	266,600	349,170	445,711
Total revenue	1,552,979	1,961,131	3,189,911	3,788,120
Operating expenses:
Salaries, wages, and benefits	533,237	549,956	1,069,979	1,086,012
Fuel	168,300	257,146	356,059	447,635
Operations and maintenance	101,380	106,724	200,691	202,607
Insurance and claims	137,306	102,084	275,345	200,276
Operating taxes and licenses	28,332	30,204	54,222	59,241
Communications	6,184	5,744	11,933	11,614
Depreciation and amortization of property and equipment	156,381	147,482	312,347	292,526
Amortization of intangibles	16,505	16,215	32,688	32,381
Rental expense	16,073	13,492	31,141	26,893
Purchased transportation	258,259	384,910	538,988	771,356
Impairments	—	—	—	810
Miscellaneous operating expenses	36,992	21,396	67,701	32,905
Total operating expenses	1,458,949	1,635,353	2,951,094	3,164,256
Operating income	94,030	325,778	238,817	623,864
Other (expenses) income:
Interest income	5,508	675	10,557	1,136
Interest expense	(24,354)	(9,345)	(47,445)	(16,025)
Other income (expenses), net	9,679	(25,576)	19,382	(39,981)
Total other (expenses) income, net	(9,167)	(34,246)	(17,506)	(54,870)
Income before income taxes	84,863	291,532	221,311	568,994
Income tax expense	21,959	72,090	54,694	141,264
Net income	62,904	219,442	166,617	427,730
Net loss attributable to noncontrolling interest	422	50	993	99
Net income attributable to Knight-Swift	63,326	219,492	167,610	427,829
Other comprehensive income (loss)	531	(1,862)	1,621	(2,234)
Comprehensive income	$63,857	$217,630	$169,231	$425,595

Earnings per share:
Basic	$0.39	$1.35	$1.04	$2.61
Diluted	$0.39	$1.35	$1.04	$2.60

Dividends declared per share:	$0.14	$0.12	$0.28	$0.24

Weighted average shares outstanding:
Basic	161,116	162,365	161,018	163,863
Diluted	161,940	163,166	161,917	164,801
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$166,617	$427,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	345,035	324,907
Gain on sale of property and equipment	(35,180)	(57,808)
Impairments	—	810
Deferred income taxes	(8,002)	(2,439)
Non-cash lease expense	22,138	19,795
(Gain) loss on equity securities	(1,870)	50,937
Other adjustments to reconcile net income to net cash provided by operating activities	36,277	25,603
Increase (decrease) in cash resulting from changes in:
Trade receivables	126,429	(103,740)
Income tax receivable	41,671	(5,971)
Accounts payable	5,072	2,060
Accrued liabilities and claims accrual	46,408	50,822
Operating lease liabilities	(22,187)	(19,772)
Other assets and liabilities	(218)	7,050
Net cash provided by operating activities	722,190	719,984
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	3,620	4,306
Purchases of held-to-maturity investments	(30)	(6,399)
Proceeds from sale of property and equipment, including assets held for sale	98,755	104,239
Purchases of property and equipment	(517,856)	(295,522)
Expenditures on assets held for sale	(634)	(449)
Net cash, restricted cash, and equivalents invested in acquisitions	—	(1,291)
Other cash flows from investing activities	155	(9,190)
Net cash used in investing activities	(415,990)	(204,306)
Cash flows from financing activities:
Repayments of finance leases and long-term debt	(38,148)	(66,440)
Proceeds from long-term debt	250,000	—
Borrowings (repayments) on revolving lines of credit, net	167,000	(131,000)
Repayments of accounts receivable securitization	(80,000)	—
Proceeds from common stock issued	3,222	5,057
Repurchases of the Company's common stock	—	(299,941)
Dividends paid	(45,940)	(39,721)
Other cash flows from financing activities	(19,510)	(20,316)
Net cash provided by (used in) financing activities	236,624	(552,361)
Net increase (decrease) in cash, restricted cash, and equivalents	542,824	(36,683)
Cash, restricted cash, and equivalents at beginning of period	385,345	350,023
Cash, restricted cash, and equivalents at end of period	$928,169	$313,340

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Year-to-Date June 30,
	2023	2022
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$45,851	$14,097
Income taxes	16,870	154,819
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$30,789	$3,085
Financing provided to independent contractors for equipment sold	3,778	—
Transfers from property and equipment to assets held for sale	80,947	29,510
Purchase price adjustment on acquisition	—	2,163
Contingent consideration associated with acquisitions and investments	—	1,717
Right-of-use assets obtained in exchange for operating lease liabilities	30,564	37,897
Property and equipment obtained in exchange for finance lease liabilities	19,797	101,904

Reconciliation of Cash, Restricted Cash, and Equivalents:	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$228,957	$196,770	$198,021	$261,001
Cash and cash equivalents – restricted [1]	251,438	185,792	111,449	87,241
Acquisition escrow [2]	444,657	—	—	—
Other long-term assets [1]	3,117	2,783	3,870	1,781
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$928,169	$385,345	$313,340	$350,023

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.
2    Reflects restricted cash for the U.S. Xpress acquisition which closed on July 1, 2023.
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2022	160,706	$1,607	$4,392,266	$2,553,567	$(2,436)	$6,945,004	$10,277	$6,955,281
Common stock issued to employees	512	5	158			163		163
Common stock issued to the Board	18	—	977			977		977
Common stock issued under ESPP	40	1	2,081			2,082		2,082
Shares withheld – RSU settlement				(18,271)		(18,271)		(18,271)
Employee stock-based compensation expense			16,587			16,587		16,587
Cash dividends paid and dividends accrued ($0.28 per share)				(45,491)		(45,491)		(45,491)
Net income				167,610		167,610	(993)	166,617
Other comprehensive income					1,621	1,621		1,621
Investment in noncontrolling interest							1,716	1,716
Distribution to noncontrolling interest							(239)	(239)
Balances – June 30, 2023	161,276	$1,613	$4,412,069	$2,657,415	$(815)	$7,070,282	$10,761	$7,081,043

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2021	165,980	$1,660	$4,350,913	$2,181,142	$(563)	$6,533,152	$10,298	$6,543,450
Common stock issued to employees	607	6	2,369			2,375		2,375
Common stock issued to the Board	18	—	873			873		873
Common stock issued under ESPP	35	—	1,809			1,809		1,809
Company shares repurchased	(6,001)	(60)		(299,881)		(299,941)		(299,941)
Shares withheld – RSU settlement				(20,316)		(20,316)		(20,316)
Employee stock-based compensation expense			16,952			16,952		16,952
Cash dividends paid and dividends accrued ($0.24 per share)				(39,441)		(39,441)		(39,441)
Net income				427,829		427,829	(99)	427,730
Other comprehensive loss					(2,234)	(2,234)		(2,234)
Balances – June 30, 2022	160,639	$1,606	$4,372,916	$2,249,333	$(2,797)	$6,621,058	$10,199	$6,631,257

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) — Continued

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – March 31, 2023	161,009	$1,610	$4,401,276	$2,623,373	(1,346)	$7,024,913	$10,681	$7,035,594
Common stock issued to employees	230	2	115			117		117
Common stock issued to the Board	18	—	977			977		977
Common stock issued under ESPP	19	1	1,041			1,042		1,042
Shares withheld – RSU settlement				(6,523)		(6,523)		(6,523)
Employee stock-based compensation expense			8,660			8,660		8,660
Cash dividends paid and dividends accrued ($0.14 per share)				(22,761)		(22,761)		(22,761)
Net income				63,326		63,326	(422)	62,904
Other comprehensive income					531	531		531
Investment in noncontrolling interest							741	741
Distribution to noncontrolling interest							(239)	(239)
Balances – June 30, 2023	161,276	$1,613	$4,412,069	$2,657,415	$(815)	$7,070,282	$10,761	$7,081,043

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – March 31, 2022	163,635	$1,636	$4,360,889	$2,209,104	(935)	$6,570,694	$10,249	$6,580,943
Common stock issued to employees	243	3	1,961			1,964		1,964
Common stock issued to the Board	18	—	873			873		873
Common stock issued under ESPP	21	—	1,000			1,000		1,000
Company shares repurchased	(3,278)	(33)		(155,027)		(155,060)		(155,060)
Shares withheld – RSU settlement				(4,708)		(4,708)		(4,708)
Employee stock-based compensation expense			8,193			8,193		8,193
Cash dividends paid and dividends accrued ($0.12 per share)				(19,528)		(19,528)		(19,528)
Net income				219,492		219,492	(50)	219,442
Other comprehensive loss					(1,862)	(1,862)		(1,862)
Balances – June 30, 2022	160,639	$1,606	$4,372,916	$2,249,333	$(2,797)	$6,621,058	$10,199	$6,631,257

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the year-to-date period ended June 30, 2023, the Company operated an average of 18,002 tractors (comprised of 16,128 company tractors and 1,874 independent contractor tractors) and 79,700 trailers within the Truckload segment and leasing activities within the non-reportable segments. The LTL segment operated an average of 3,163 tractors and 8,419 trailers. Additionally, the Intermodal segment operated an average of 631 tractors and 12,835 intermodal containers. As of June 30, 2023, the Company's four reportable segments were Truckload, LTL, Logistics, and Intermodal.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 2 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
March 2023	ASU No. 2023-01: Leases (ASC 842), Common Control Arrangements	The amendments in this ASU require that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements and that leasehold improvements associated with common control leases be accounted for as a transfer between entities under common control through an adjustment to equity if the lessee no longer controls the use of the asset.	January 2024, Prospective or retrospective	Currently under evaluation, but not expected to be material
July 2023	ASU No. 2023-03: Presentation of Financial Statements (ASC 205), Income Statement—Reporting Comprehensive Income (ASC 220), Distinguishing Liabilities from Equity (ASC 480), Equity (ASC 505), and Compensation—Stock Compensation (ASC 718)	The amendments in this ASU reflect alignment to Staff Accounting Bulletin No. 120 ("SAB 120") that was issued by the SEC in November 2021. SAB 120 provides guidance to entities issuing share-based awards shortly before announcing material, nonpublic information. The guidance indicates that entities should consider such material nonpublic information to adjust the observable market if the effect of the release of the material nonpublic information is expected to affect the share price and the share-based awards are non-routine in nature.	July 2023, prospective adoption	Currently under evaluation, but not expected to be material

Note 3 — Acquisitions
U.S. Xpress
On July 1, 2023, the Company closed on the acquisition of Chattanooga, Tennessee-based U.S. Xpress Enterprises, Inc. ("U.S. Xpress"). The transaction was partially funded using the $444.7 million recorded as "Acquisition Escrow" on the Company's condensed consolidated balance sheet as of June 30, 2023, which was financed through the Company's existing credit facilities and the 2023 Term Loan. The Company has not completed the initial accounting for this transaction as it is still in the preliminary stages of assessing the fair value of the underlying tangible and intangible assets. The results of U.S. Xpress will be included in our consolidated results beginning in the third quarter of 2023.
See Note 6 for more information about the Company's credit facilities and the 2023 Term Loan.
The Company did not complete any other material acquisitions during the year-to-date period ended June 30, 2023.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 4 — Income Taxes
Effective Tax Rate — The quarter-to-date June 30, 2023 and June 30, 2022 effective tax rates were 25.9% and 24.7%, respectively. The year-to-date June 30, 2023 and June 30, 2022 effective tax rates were 24.7% and 24.8%, respectively.
Valuation Allowance — The Company has not established a valuation allowance as it has been determined that, based upon available evidence, a valuation allowance is not required. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Unrecognized Tax Benefits — During the quarter, the IRS concluded its audit of one of the Company's subsidiaries' previously filed amended federal income tax return. As a result, the Company no longer has unrecognized tax benefits.
Interest and Penalties — The Company had no accrued interest and penalties related to unrecognized tax benefits as of June 30, 2023. Accrued interest and penalties related to unrecognized tax benefits were approximately $0.2 million as of December 31, 2022.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by various state jurisdictions for tax years ranging from 2019 to 2021. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2017 remain subject to examination.

Note 5 — Accounts Receivable Securitization
On October 3, 2022, the Company entered into the 2022 RSA, which further amended the 2021 RSA. The 2022 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheets. As of June 30, 2023, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2022 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of June 30, 2023. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.

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
2The 2022 RSA commitment fee rates are based on the percentage of the maximum borrowing capacity utilized.
3As identified within the 2022 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement for SOFR.
Availability under the 2022 RSA is calculated as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Borrowing base, based on eligible receivables	$381,000	$456,400
Less: outstanding borrowings [1]	(339,000)	(419,000)
Availability under accounts receivable securitization facilities	$42,000	$37,400

1Outstanding borrowings are included in "Accounts receivable securitization" in the condensed consolidated balance sheets and are offset by deferred loan costs of $0.4 million as of June 30, 2023 and December 31, 2022, respectively. Interest accrued on the aggregate principal balance at a rate of 6.1% and 5.1% as of June 30, 2023 and December 31, 2022, respectively.
Refer to Note 12 for information regarding the fair value of the 2022 RSA.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 5, the Company's long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
2021 Term Loan A-2, due September 3, 2024, net 1 2	199,828	199,755
2021 Term Loan A-3, due September 3, 2026, net 1 2	798,882	798,705
2023 Term Loan, due September 3, 2026, net 1 3	249,002	—
Prudential Notes, net [1]	28,206	35,960
Other	2,009	3,042
Total long-term debt, including current portion	1,277,927	1,037,462
Less: current portion of long-term debt	(12,723)	(12,794)
Long-term debt, less current portion	$1,265,204	$1,024,668

	June 30, 2023	December 31, 2022
	(In thousands)
Total long-term debt, including current portion	$1,277,927	$1,037,462
2021 Revolver, due September 3, 2026 1 4	210,000	43,000
Long-term debt, including revolving line of credit	$1,487,927	$1,080,462

1Refer to Note 12 for information regarding the fair value of debt.
2As of June 30, 2023, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.2 million and $1.1 million in deferred loan costs, respectively. As of December 31, 2022, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.2 million and $1.3 million in deferred loan costs, respectively.
3As of June 30, 2023, the carrying amount of the 2023 Term Loan was net of $1.0 million in deferred loan costs.
4The Company also had outstanding letters of credit of $11.3 million and $15.8 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities at June 30, 2023 and December 31, 2022, respectively. The Company also had outstanding letters of credit of $245.8 million and $173.1 million under a separate bilateral agreement which do not impact the availability of the 2021 Revolver as of June 30, 2023 and December 31, 2022, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Credit Agreements
2021 Debt Agreement — On September 3, 2021, the Company entered into the $2.3 billion 2021 Debt Agreement (an unsecured credit facility) with a group of banks, replacing the Company's prior debt agreements. The following table presents the key terms of the 2021 Debt Agreement:

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
1The interest rate margin for the 2021 Term Loans and 2021 Revolver is based on the Company's consolidated leverage ratio. As of June 30, 2023, interest accrued at 5.98% on the 2021 Term Loan A-2, 6.11% on the 2021 Term Loan A-3, and 6.17% on the 2021 Revolver.
2The commitment fee for the unused portion of the 2021 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of June 30, 2023, commitment fees on the unused portion of the 2021 Revolver accrued at 0.1% and outstanding letter of credit fees accrued at 1.0%.
Pursuant to the 2021 Debt Agreement, the 2021 Revolver and the 2021 Term Loans contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2021 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2021 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2021 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2021 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of June 30, 2023, the Company was in compliance with the covenants under the 2021 Debt Agreement.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
2023 Term Loan — On June 22, 2023, the Company entered into the $250.0 million 2023 Term Loan (an unsecured credit facility) with a group of banks. The 2023 Term Loan matures on September 3, 2026. There are no scheduled principal payments due until maturity. The 2023 Term Loan contains terms similar to the 2021 Debt Agreement. The proceeds received from the 2023 Term Loan were used to pay fees, commissions and expenses in connection with the Company's acquisition of U.S. Xpress. The interest rate applicable to the 2023 Term Loan is subject to a leverage-based grid and as of June 30, 2023 is equal to SOFR plus the 0.1% SOFR adjustment plus 1.375%. As of June 30, 2023, interest accrued at 6.58% on the 2023 Term Loan.

ACT's Prudential Notes — The 2021 Prudential Notes allow ACT to borrow up to $125.0 million, less amounts currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes have interest rates ranging from 4.05% to 4.40% and various maturity dates ranging from October 2023 through January 2028. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2021 Debt Agreement. As of June 30, 2023, ACT had $98.2 million available for issuance under the agreement.
Fair Value Measurement — See Note 12 for fair value disclosures regarding the Company's debt instruments.

Note 7 — Defined Benefit Pension Plan
Net periodic pension income and benefits paid during the quarters ended June 30, 2023 and 2022 were immaterial.
Assumptions
A weighted-average discount rate of 4.86% was used to determine benefit obligations as of June 30, 2023.
The following weighted-average assumptions were used to determine net periodic pension cost:

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2023	2022	2023	2022
Discount rate	4.65%	3.38%	4.76%	2.89%
Expected long-term rate of return on pension plan assets	6.00%	6.00%	6.00%	6.00%

Refer to Note 12 for additional information regarding fair value measurements of the Company's investments.

Note 8 — Purchase Commitments
As of June 30, 2023, the Company had outstanding commitments to purchase revenue equipment of $533.2 million in the remainder of 2023 ($351.4 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of finance leases, operating leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of June 30, 2023, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $47.4 million in the remainder of 2023, $15.9 million from 2024 through 2025, $1.0 million from 2026 through 2027, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $11.0 million, relating to the Company's outstanding legal proceedings as of June 30, 2023.

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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. In January 2020, the court granted final approval of the settlement. Two objectors appealed the court’s decision granting final approval of the settlement. The likelihood that a loss has been incurred is probable and estimable, and the loss has accordingly been accrued as of June 30, 2023. The Company paid this settlement on July 10, 2023.

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
The Company made no share repurchases during the quarter and year-to-date periods ended June 30, 2023.$0
The following table presents the Company's repurchases of its common stock during 2022 under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		Quarter-to-Date June 30, 2022		Year-to-Date June 30, 2022
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
		(shares and dollars in thousands)
November 24, 2020	$250,000	98	$5,101	2,821	$149,982
April 19, 2022 [1]	$350,000	3,180	$149,959	3,180	$149,959
		3,278	$155,060	6,001	$299,941

1    $200.0 million remained available under the 2022 Knight-Swift Repurchase Plan as of June 30, 2023 and December 31, 2022.

Note 11 — Weighted Average Shares Outstanding
Earnings per share, basic and diluted, as presented in the condensed consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2023	2022	2023	2022
	(In thousands)
Basic weighted average common shares outstanding	161,116	162,365	161,018	163,863
Dilutive effect of equity awards	824	801	899	938
Diluted weighted average common shares outstanding	161,940	163,166	161,917	164,801
Anti-dilutive shares excluded from earnings per diluted share [1]	110	575	61	341
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		June 30, 2023		December 31, 2022
	Condensed Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments	Other long-term assets	$90,095	$90,095	$103,517	$103,517
Investments in equity securities	Other long-term assets	3,054	3,054	1,668	1,668
Convertible note	Other current assets	11,936	11,936	11,341	11,341

Financial Liabilities:
2021 Term Loan A-2, due September 2024 [1]	Long-term debt – less current portion	199,828	200,000	199,755	200,000
2021 Term Loan A-3, due September 2026 [1]	Long-term debt – less current portion	798,882	800,000	798,705	800,000
2023 Term Loan, due September 2026 [2]	Long-term debt – less current portion	249,002	250,000	—	—
2021 Revolver, due September 2026	Revolving line of credit	210,000	210,000	43,000	43,000
2021 Prudential Notes [3]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	28,206	28,242	35,960	36,014
2022 RSA, due October 2025 [4]	Accounts receivable securitization	338,641	339,000	418,561	419,000
Contingent consideration	Accrued liabilities, Other long-term liabilities	1,717	1,717	4,217	4,217

1As of June 30, 2023, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.2 million and $1.1 million in deferred loan costs, respectively. As of December 31, 2022, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.2 million and $1.3 million in deferred loan costs, respectively.
2As of June 30, 2023, the carrying amount of the 2023 Term Loan was net of $1.0 million in deferred loan costs.
3As of June 30, 2023, the carrying amount of the 2021 Prudential Notes was net of approximately $36,000 in deferred loan costs and included $1.4 million in fair value adjustments. As of December 31, 2022, the carrying amount of the 2021 Prudential Notes was net of $0.1 million in deferred loan costs and included $1.7 million in fair value adjustments.
4The carrying amount of the 2022 RSA was net of $0.4 million in deferred loan costs as of June 30, 2023 and December 31, 2022.
Recurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of assets measured on a recurring basis as of June 30, 2023 and December 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Unrealized Gain (Loss) Position
	(In thousands)
As of June 30, 2023
Convertible notes [1]	$11,936	$—	$—	$11,936	$1,936
Investments in equity securities [2]	3,054	3,054	—	—	(49,532)

As of December 31, 2022
Convertible notes [1]	$11,341	$—	$—	$11,341	$1,341
Investments in equity securities [2]	1,668	1,668	—	—	(50,918)

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
•Quarter-to-date Gain (Loss) Activities: The Company recognized unrealized gains of $0.3 million during the quarters ended June 30, 2023 and 2022.
•Year-to-date Gain (Loss) Activities: The Company recognized unrealized gains of $0.6 million during the year-to-date periods ended June 30, 2023 and 2022.
2Investments in equity securities — The condensed consolidated statements of comprehensive income include the fair value activities from the Company's investments in equity securities within "Other income (expenses), net". The estimated fair value is based on quoted prices in active markets that are readily and regularly obtainable.
•Quarter-to-date Gain (Loss) Activities: During the quarter ended June 30, 2023, the Company recognized unrealized gains of $0.1 million from the Company's various investments in equity securities. During the quarter ended June 30, 2022, the Company recognized a loss of $30.7 million, which consisted of $35.1 million in unrealized losses, primarily from mark-to-market adjustments of the Company's equity investment in Embark. This was partially offset by $4.4 million in realized gains from the Company's other investments in equity securities.
•Year-to-date Gain (Loss) Activities: During the year-to-date period ended June 30, 2023, the Company recognized unrealized gains of $1.4 million from the Company's various investments in equity securities. During the year-to-date period ended June 30, 2022, the Company recognized a loss of $51.5 million, which consisted of $55.9 million, primarily from mark-to-market adjustments of the Company's investment in Embark. This was partially offset by $4.4 million realized gains from the Company's other investments in equity securities.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of June 30, 2023 and December 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of June 30, 2023
Contingent consideration [1]	$1,717	$—	$—	$1,717	$2,500
As of December 31, 2022
Contingent consideration [1]	$4,217	$—	$—	$4,217	$—

1Contingent consideration is associated with acquisitions and investments. The Company recognized a gain of $2.5 million during the quarter and year-to-date periods ended June 30, 2023 and did not recognize any gains (losses) in the quarter and year-to-date periods ended June 30, 2022 related to the revaluation of these liabilities. Refer to Note 3 for information regarding material components of these liabilities.
Nonrecurring Fair Value Measurements (Assets) — As of June 30, 2023, the Company had no major categories of assets estimated at fair value that were measured on a nonrecurring basis.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Nonrecurring Fair Value Measurements (Liabilities) — As of June 30, 2023 and December 31, 2022, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.
Gain on Sale of Revenue Equipment — Net gains on disposals, including disposals of property and equipment classified as assets held for sale, are reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income. The Company recorded net gains on disposals of:
•$14.3 million and $23.0 million for the quarters ended June 30, 2023 and 2022, respectively.
•$35.2 million and $57.8 million for the year-to-date periods ended June 30, 2023 and 2022, respectively.
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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of June 30, 2023
US equity funds	$7,469	$7,469	$—	$—
International equity funds	3,680	3,680	—	—
Fixed income funds	42,824	42,824	—	—
Cash and cash equivalents	576	576	—	—
Total pension plan assets	$54,549	$54,549	$—	$—

As of December 31, 2022
US equity funds	$10,901	$10,901	$—	$—
International equity funds	4,828	4,828	—	—
Fixed income funds	34,728	34,728	—	—
Cash and cash equivalents	2,078	2,078	—	—
Total pension plan assets	$52,535	$52,535	$—	$—

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 13 — Related Party Transactions

	Quarter-to-Date June 30,				Year-to-Date June 30,
	2023		2022		2023		2022
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases	$—	$21	$—	$108	$—	$46	$—	$186
Other Services	$—	$259	$33	$9	$27	$393	$38	$18

	June 30, 2023		December 31, 2022
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	$—	$53	$24	$39

1"Certain affiliates" includes entities that are associated with various board members and executives and require approval by the Audit Committee of the Board prior to completing transactions. Transactions with these entities generally include facility and equipment leases, equipment sales, and other services.

Note 14 — Financial Information by Segment and Geography
Segment Information

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2023	2022	2023	2022
Revenue:	(In thousands)
Truckload	$953,659	$1,188,809	$1,965,904	$2,269,340
LTL	267,105	283,847	522,409	538,972
Logistics	119,943	248,662	258,226	530,701
Intermodal	104,327	132,871	214,899	242,093
Subtotal	$1,445,034	$1,854,189	$2,961,438	$3,581,106
Non-reportable segments	130,110	128,112	272,096	245,751
Intersegment eliminations	(22,165)	(21,170)	(43,623)	(38,737)
Total revenue	$1,552,979	$1,961,131	$3,189,911	$3,788,120

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2023	2022	2023	2022
Operating income (loss):	(In thousands)
Truckload	$67,911	$206,296	$183,810	$411,413
LTL	30,238	43,767	56,820	70,144
Logistics	9,566	43,749	22,386	83,350
Intermodal	(6,632)	14,172	(1,530)	29,342
Subtotal	$101,083	$307,984	$261,486	$594,249
Non-reportable segments	(7,053)	17,794	(22,669)	29,615
Operating income	$94,030	$325,778	$238,817	$623,864

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2023	2022	2023	2022
Depreciation and amortization of property and equipment:	(In thousands)
Truckload	$116,430	$112,719	$233,232	$223,068
LTL	16,820	15,321	33,008	30,581
Logistics	987	546	2,030	1,142
Intermodal	4,777	4,236	9,209	8,100
Subtotal	$139,014	$132,822	$277,479	$262,891
Non-reportable segments	17,367	14,660	34,868	29,635
Depreciation and amortization of property and equipment	$156,381	$147,482	$312,347	$292,526

Geographical Information
In the aggregate, total revenue from the Company's international operations was less than 5.0% of consolidated total revenue for the quarter and year-to-date periods ended June 30, 2023 and 2022. Additionally, long-lived assets on the Company's international subsidiary balance sheets were less than 5.0% of consolidated total assets as of June 30, 2023 and December 31, 2022.

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
In this Quarterly Report, forward-looking statements include, but are not limited to, statements we make concerning:
•our ability to gain market share and adapt to market conditions, the ability of our infrastructure to support future growth, and the ability, desire, and effects of expanding our service offerings (including expansion of our LTL network), whether we grow organically or through potential acquisitions,
•our ability to recruit and retain qualified driving associates,
•future safety performance,
•future performance of our segments or businesses,
•future capital expenditures, equipment prices (including used equipment) and availability, our equipment purchasing or leasing plans (including containers in our Intermodal segment), and mix of our owned versus leased revenue equipment, and our equipment turnover,
•the impact of pending legal proceedings,
•future insurance claims, coverage, coverage limits, premiums, and retention limits, including exposure through our Iron Insurance line of business,
•the expected freight environment, including freight demand, capacity, seasonality, and volumes,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, labor supply and relations, and US Gross Domestic Product ("GDP") changes,
•expected liquidity and methods for achieving sufficient liquidity, including our expected need or desire to incur indebtedness and our ability to comply with debt covenants,
•future fuel prices and availability and the expected impact of fuel efficiency initiatives,
•future expenses, including depreciation and amortizations, interest rates, cost structure, and our ability to control costs,
•future rates, operating profitability and margin, asset utilization, and return on capital,
•future third-party service provider relationships and availability, including pricing terms,
•future contracted pay rates with independent contractors, ability to lease equipment to independent contractors, and compensation arrangements with driving associates,
•future capital allocation, capital structure, capital requirements, and growth strategies and opportunities,
•future share repurchases and dividends,
•future tax rates,
•expected tractor and trailer fleet age, fleet size, and demand for trailer fleet,
•future investment in and deployment of new or updated technology or services,

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•political conditions and regulations, including conflicts, trade regulation, quotas, duties, or tariffs, and any future changes to the foregoing,
•future purchased transportation expense,
•the U.S. Xpress transaction, including integration efforts and any future effects of the acquisition, and
•others.
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "potential," "objective," "mission," "continue," "outlook," "feel," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A "Risk Factors" of our Quarterly Report for the quarter period ended March 31, 2023, Part I, Item 1A "Risk Factors" in our 2022 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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
Key Financial Highlights — First Half of 2023
Consolidated operating income decreased 61.7% to $238.8 million in the first half of 2023, as compared to the same period last year. Net income attributable to Knight-Swift decreased 60.8% to $167.6 million.
•Truckload — 90.7% operating ratio during the first half of 2023. The Adjusted Operating Ratio1 was 89.1%, with an 11.8% year-over-year decrease in revenue, excluding fuel surcharge and intersegment transactions, driven by a 3.0% decrease in miles per tractor and an 11.8% decrease in revenue per tractor.
•LTL — 89.1% operating ratio during the first half of 2023. The Adjusted Operating Ratio1 was 85.4%, a 320 basis point increase year-over-year, as a result of softer volumes, higher wages, and the decline in fuel surcharge revenue year-over-year.
•Logistics — 91.3% operating ratio during the first half of 2023. The Adjusted Operating Ratio1 was 90.9%, while load count decreased 29.2%.
•Intermodal — 100.7% operating ratio during the first half of 2023, with a 16.3% decrease in average revenue per load, partially offset by an increase in load count of 6.1% year-over-year.
•Non-reportable Segments — Revenue grew 10.7% year-over-year, though operating income fell to a loss of $22.7 million driven by a $37.8 million operating loss (or $0.18 per diluted share) in our third-party insurance business primarily as a result of increased frequency and unfavorable claim development during the first half of the year and premium collection issues associated with small carriers.
•Acquisition of U.S. Xpress — Having closed on July 1, 2023, our synergy teams of leaders from Knight, Swift, and U.S. Xpress are now fully engaged in sharing information, best practices, and further defining opportunities for improvement, and action plans to execute on those opportunities are well under way. We expect to apply a similar approach to integration as we used successfully in the Knight-Swift merger, using cross-functional teams composed of leaders from Knight, Swift, and U.S. Xpress, and we remain encouraged given the positive outcome of the Knight-Swift merger and certain similarities in this transaction.
•Liquidity and Capital — During the year-to-date period ended June 30, 2023, we generated $722.2 million in operating cash flows and Free Cash Flow1 of $303.1 million. We paid down $29.3 million in finance lease liabilities, $22.2 million in operating lease liabilities, and $123.0 million on our revolving credit facilities prior to obtaining financing of $250.0 million under the 2023 Term Loan and $210.0 million from our revolving credit facilities to fund the $444.7 million set aside for escrow associated with the closing of the U.S. Xpress acquisition. As of June 30, 2023, we had a balance of $229.0 million in unrestricted cash and cash equivalents, $1.3 billion face value outstanding on the 2021 Term Loans and 2023 Term Loan, and $7.1 billion of stockholders' equity. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.
________
1Refer to "Non-GAAP Financial Measures" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Data and Operating Metrics

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2023	2022	2023	2022
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,552,979	$1,961,131	$3,189,911	$3,788,120
Revenue, excluding truckload and LTL fuel surcharge	$1,390,448	$1,694,531	$2,840,741	$3,342,409
Net income attributable to Knight-Swift	$63,326	$219,492	$167,610	$427,829
Earnings per diluted share	$0.39	$1.35	$1.04	$2.60
Operating ratio	93.9%	83.4%	92.5%	83.5%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$78,618	$230,189	$197,109	$455,052
Adjusted EPS [1]	$0.49	$1.41	$1.22	$2.76
Adjusted Operating Ratio [1]	91.8%	79.9%	90.2%	80.3%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	17,851	18,055	18,002	18,010
Average trailers [3]	79,911	73,010	79,700	72,111
LTL
Average tractors [4]	3,163	3,129	3,163	3,110
Average trailers [5]	8,452	8,402	8,419	8,352
Intermodal
Average tractors	656	623	631	603
Average containers	12,842	11,491	12,835	11,259
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.6 years and 2.7 years as of June 30, 2023 and 2022, respectively.
3Our average trailers includes 8,377 and 6,014 trailers related to leasing activities recorded within our non-reportable segments for the quarters ended June 30, 2023 and 2022, respectively. Our trailer fleet within the Truckload segment had a weighted average age of 10.0 years and 8.6 years as of June 30, 2023 and 2022, respectively.
Our average trailers includes 8,683 and 6,783 trailers related to leasing activities recorded within our non-reportable segments for the year-to-date period June 30, 2023 and 2022, respectively.
4Our LTL tractor fleet had a weighted average age of 4.2 years and 4.6 years as of June 30, 2023 and 2022, respectively. Our LTL tractor fleet includes 604 and 700 tractors from ACT's and MME's dedicated and other businesses for the quarters ended June 30, 2023 and 2022, respectively. Our LTL tractor fleet includes 611 and 698 tractors from ACT's and MME's dedicated and other businesses for the year-to-date period June 30, 2023 and 2022, respectively.
5Our LTL trailer fleet had a weighted average age of 8.4 years and 8.0 years as of June 30, 2023 and 2022, respectively. Our LTL trailer fleet includes 778 and 962 trailers from ACT's and MME's dedicated and other businesses for the quarters ended June 30, 2023 and 2022, respectively. Our LTL trailer fleet includes 778 and 935 trailers from ACT's and MME's dedicated and other businesses for the year-to-date period June 30, 2023 and 2022, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Outlook
The national unemployment rate was 3.6%1 as of June 30, 2023, as compared to 3.6%1 as of June 30, 2022. The US gross domestic product, which is the broadest measure of goods and services produced across the economy, increased by 2.4%2 on a year-over-year basis, per preliminary third-party forecasts. The increase, compared to the 2022 decrease of 0.9%, reflected increases in consumer spending, nonresidential fixed investment, state and local government spending, private inventory investment, and federal government spending that were partly offset by decreases in exports and residential fixed investment. Early estimates of the second quarter 2023 US employment cost index indicate a year-over-year increase of 4.5%1 and a sequential increase of 1.0%1.
The freight market outlook for the remainder of 2023 includes the following:
•Continued softness in freight demand through the third quarter with modest seasonal uplift in the fourth quarter;
•Non-contract rates improve modestly after bottoming in the second quarter but remain below contract rates through the third quarter while contract rate declines slow sequentially;
•Capacity continues to exit at an accelerating rate;
•Expect trailer pool service, which facilitates preloaded trailer pick-ups and/or drop trailer deliveries, to continue to be a differentiator when demand recovers;
•LTL demand under modest pressure but remains more stable than truckload;
•LTL year-over-year improvement in revenue, excluding fuel surcharge per hundredweight;
•Cost per mile stabilizes on a year-over-year basis in the back half of the year;
•Equipment availability continues to improve;
•Demand for used tractors weakens as small carriers struggle; and
•Labor alternatives in the general economy remain attractive, providing a headwind to hiring and utilization until freight conditions improve.
Based on the above market factors, our Company outlook for the remainder of 2023 includes the following:
Legacy Knight-Swift business
•Truckload rates continue to be pressured, with a year-over-year decrease in overall revenue per mile of high single to low double digits for the full year;
•Truckload tractor count down modestly with miles per tractor improving on a year-over-year basis in the second half of the year;
•LTL revenue, excluding fuel surcharge increases modestly year-over-year with relatively stable margin profile and typical seasonality;
•Logistics volume and revenue per load remains under pressure into the third quarter before improving sequentially in the fourth quarter, with an operating ratio of approximately 90% for the year;
•Intermodal operating ratio roughly breakeven for the full year with volumes up year over year; and
•Non-reportable segments to have modest revenue growth for the year and operating income in the second half roughly in line on a year-over-year basis as insurance losses are expected to moderate.
Combined Knight-Swift and U.S. Xpress
•Equipment gains to be in the range of $10 million to $15 million quarterly;
•Expect approximately $20 million increase in interest expense in the second half of 2023 as compared to the first half, reflecting approximately $800 million additional debt from U.S. Xpress acquisition and assuming the Federal Reserve rate hiking cycle is nearly complete;
•Net cash capital expenditures for the full year 2023 expected range of $700 million – $750 million, which has been updated from $640 million to $690 million to include anticipated expenditures for U.S. Xpress; and
•Expected tax rate of 25% to 26% for the full year 2023.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

In addition to the above, we expect the Truckload segment will continue to operate efficiently and the Logistics segment will continue to provide value to our customers through our power-only and traditional brokerage service offerings. Our ACT and MME teams are working together to further build out a super-regional network that we expect will provide additional yield and revenue opportunities. As of the fourth quarter of 2022, ACT and MME are on the same platform. We experienced some challenges in the integration, but believe the material challenges were addressed during the first quarter of 2023. The Intermodal segment continues to build out its network that aligns with our new rail partners. Our non-reportable segments are further expanding to complement our other service offerings even as we work to improve the underwriting profitability of our insurance program as well as reduce our exposure to small carrier risk in the current market.
We anticipate that rent expense as a percentage of revenue, excluding truckload and LTL fuel surcharge, will increase over the remainder of 2023 as we incorporate equipment from U.S. Xpress's lease portfolio into our fleet. We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment, terminal improvements, or terminal expansions in the remainder of 2023. With significant tightening in the insurance markets, we may also experience changes in premiums, retention limits, and excess coverage limits in the remainder of 2023. While fuel expense is generally offset by fuel surcharge revenue, our fuel expense, net of truckload and LTL fuel surcharge revenue, may increase in the future, particularly during periods of sharply rising fuel prices. In periods of declining prices the opposite is true. Overall, we remain committed to long-term profitability as we continue to leverage opportunities across the Knight-Swift brands, and efficiently deploy our assets, while maintaining a relentless focus on cost control. This includes seeking acquisition opportunities to improve earnings, gain customers, and reach more professional drivers, as illustrated by the acquisition of U.S. Xpress and our intention to expand the geographic footprint of our LTL network.
________
1Source: bls.gov
2Source: bea.gov

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Summary
Operating Results: Second Quarter 2023 Compared to Second Quarter 2022
The $156.2 million decrease in net income attributable to Knight-Swift to $63.3 million during the second quarter of 2023 from $219.5 million during the same period last year includes the following:
•Contributor — $138.4 million decrease in operating income within our Truckload segment. Quarter-over-quarter miles per tractor decreased 3.3% during the second quarter of 2023, and revenue, excluding fuel surcharge and intersegment transactions declined by 15.5%.
•Contributor — $34.2 million decrease in operating income within our Logistics segment due to 35.0% decline in load count.
•Contributor — $20.8 million decrease in operating income within our Intermodal segment, driven by a 24.5% decrease in revenue per load, partially offset by a 4.0% increase in load count.
•Contributor — $24.8 million decrease in operating income within the non-reportable segments, primarily due to a $15.0 million operating loss from our Iron Insurance line of business.
•Contributor — $13.5 million decrease in operating income within our LTL segment partly due to a 3.9% decrease in shipments per day.
•Contributor — $15.0 million increase in consolidated interest expense primarily driven by higher interest rates.
•Offset — $35.3 million increase in "Other income (expenses), net," primarily driven by an unrealized loss on our investment in Embark recorded in the second quarter of 2022 and a net gain recorded within our portfolio of investments during the second quarter of 2023.
•Offset — $50.1 million decrease in consolidated income tax expense, primarily due to a reduction of pre-tax income. This resulted in an effective tax rate of 25.9% for the second quarter of 2023, and 24.7% for the second quarter of 2022.
Operating Results: First Half 2023 Compared to First Half 2022
The $260.2 million decrease in net income attributable to Knight-Swift to $167.6 million during the first half of 2023 from $427.8 million during the same period last year includes the following:
•Contributor — $227.6 million decrease in operating income within our Truckload segment. Miles per tractor decreased 3.0% during the first half of 2023, and revenue, excluding fuel surcharge and intersegment transactions declined by 11.8%.
•Contributor — $61.0 million decrease in operating income within our Logistics segment due to a 29.2% decline in load count.
•Contributor — $30.9 million decrease in operating income within our Intermodal segment, driven by a 16.3% decrease in revenue per load.
•Contributor — $52.3 million decrease in operating income within the non-reportable segments, primarily due to a $37.8 million operating loss from our Iron Insurance line of business.
•Contributor — $31.4 million increase in consolidated interest expense primarily driven by higher interest rates.
•Contributor — $13.3 million decrease in operating income within our LTL segment partly due to a 4.7% decrease in shipments per day.
•Offset — $59.4 million increase in "Other income (expenses), net," primarily driven by an unrealized loss on our investment in Embark recorded in the first half of 2022 and a net gain recorded within our portfolio of investments during the first half of 2023.
•Offset — $86.6 million decrease in consolidated income tax expense was primarily due to a reduction of pre-tax income. This resulted in an effective tax rate of 24.7% for the first half of 2023, and 24.8% for the first half of 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain non-reportable segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2023	2022	2023	2022
Revenue:	(In thousands)
Truckload	$953,659	$1,188,809	$1,965,904	$2,269,340
LTL	267,105	283,847	522,409	538,972
Logistics	119,943	248,662	258,226	530,701
Intermodal	104,327	132,871	214,899	242,093
Subtotal	$1,445,034	$1,854,189	$2,961,438	$3,581,106
Non-reportable segments	130,110	128,112	272,096	245,751
Intersegment eliminations	(22,165)	(21,170)	(43,623)	(38,737)
Total revenue	$1,552,979	$1,961,131	$3,189,911	$3,788,120

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2023	2022	2023	2022
Operating income (loss):	(In thousands)
Truckload	$67,911	$206,296	$183,810	$411,413
LTL	30,238	43,767	56,820	70,144
Logistics	9,566	43,749	22,386	83,350
Intermodal	(6,632)	14,172	(1,530)	29,342
Subtotal	$101,083	$307,984	$261,486	$594,249
Non-reportable segments	(7,053)	17,794	(22,669)	29,615
Operating income	$94,030	$325,778	$238,817	$623,864

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base with approximately 13,500 irregular route and 4,500 dedicated tractors.
•Our LTL business, which was initially established in 2021 through the ACT acquisition and later the MME acquisition, provides our customers with regional LTL transportation service through our growing network of approximately 100 facilities and a door count of approximately 4,400. Our LTL segment operates approximately 3,200 tractors and approximately 8,500 trailers and also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We continue to offer power-only services through our Logistics segment leveraging our fleet of over 80,000 trailers.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Truckload Segment
We generate revenue in the Truckload segment primarily through irregular route, dedicated, refrigerated, expedited, flatbed, and cross-border service operations across our brands. We operated approximately 13,500 irregular route tractors and approximately 4,500 dedicated route tractors in use during the quarter ended June 30, 2023. Generally, we are paid a predetermined rate per mile or per load for our truckload services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Truckload segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$953,659	$1,188,809	$1,965,904	$2,269,340	(19.8%)		(13.4%)
Revenue, excluding fuel surcharge and intersegment transactions	$829,373	$981,479	$1,695,353	$1,923,013	(15.5%)		(11.8%)
GAAP: Operating income	$67,911	$206,296	$183,810	$411,413	(67.1%)		(55.3%)
Non-GAAP: Adjusted Operating Income [1]	$68,210	$206,619	$184,452	$412,060	(67.0%)		(55.2%)
Average revenue per tractor [2]	$46,461	$54,361	$94,176	$106,775	(14.5%)		(11.8%)
GAAP: Operating ratio [2]	92.9%	82.6%	90.7%	81.9%	1,030	bps	880	bps
Non-GAAP: Adjusted Operating Ratio 1 2	91.8%	78.9%	89.1%	78.6%	1,290	bps	1,050	bps
Non-paid empty miles percentage [2]	15.2%	14.6%	15.1%	14.4%	60	bps	70	bps
Average length of haul (miles) [2]	385	392	388	393	(1.8%)		(1.3%)
Total miles per tractor [2]	18,904	19,542	37,304	38,460	(3.3%)		(3.0%)
Average tractors 2 3	17,851	18,055	18,002	18,010	(1.1%)		—%
Average trailers 2 4	79,911	73,010	79,700	72,111	9.5%		10.5%
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 15,995 and 16,172 average company-owned tractors for the second quarter of 2023 and 2022, respectively.
Includes 16,128 and 16,165 average company-owned tractors for the first half of 2023 and 2022, respectively.
4    Our average trailers includes 8,377 and 6,014 trailers related to leasing activities recorded within our non-reportable operating segments for the quarters ended June 30, 2023 and 2022, respectively. Our average trailers includes 8,683 and 6,783 trailers related to leasing activities recorded within our non-reportable operating segments for the year-to-date period June 30, 2023 and 2022, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2023 and 2022 — The Truckload segment experienced an extremely difficult environment, operating with a 91.8% Adjusted Operating Ratio as soft demand and a slight uptick in driver turnover were headwinds to volumes and utilization. Revenue per loaded mile, excluding fuel surcharge and intersegment transactions, declined 11.0% year-over-year as new rates continue to take effect throughout our portfolio and as pricing pressure intensified in the softer volume environment. Revenue, excluding fuel surcharge and intersegment transactions, was $829.4 million, a decrease of 15.5% year-over-year. Miles per tractor decreased 3.3%, and revenue per tractor decreased 14.5% year-over-year as the improving revenue per tractor in our dedicated division was more than offset by declines in the over-the-road business. Cost per mile, net of fuel surcharge recovery, increased 2.7% year-over-year but was stable sequentially.
Comparison Between Year-to-Date June 30, 2023 and 2022 — The Truckload segment operated with an 89.1% Adjusted Operating Ratio. Revenue, excluding fuel surcharge and intersegment transactions, was $1.7 billion, a decrease of 11.8% year-over-year. Miles per tractor decreased 3.0%, and revenue per tractor decreased 11.8% year-over-year as the improving revenue per tractor in our dedicated division was more than offset by declines in the over-the-road business. Cost per mile, net of fuel surcharge recovery, increased 3.2% year-over-year.

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
Our most significant expense is related to direct costs associated with the transportation of our freight moves including direct salary, wage and benefit costs, fuel expense, and depreciation expense associated with revenue equipment costs. Other expenses associated with revenue generation that can fluctuate and impact operating results are insurance and claims expenses, as well as maintenance costs of our revenue equipment. These expenses can be influenced by multiple factors including our safety performance, equipment age, and other factors. A key component of lowering our operating costs is labor efficiency within our network. We continue to focus on technological advances to improve the customer experience and reduce our operating costs.

	Quarter-to-Date June 30,		Year-to-Date June 30,			QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022		QTD 2022		YTD 2022
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$267,105	$283,847	$522,409	$538,972		(5.9%)		(3.1%)
Revenue, excluding fuel surcharge and intersegment transactions	$228,578	$224,178	$442,507	$438,853		2.0%		0.8%
GAAP: Operating income	$30,238	$43,767	$56,820	$70,144		(30.9%)		(19.0%)
Non-GAAP: Adjusted Operating Income [1]	$34,158	$47,762	$64,660	$78,084		(28.5%)		(17.2%)
GAAP: Operating ratio [2]	88.7%	84.6%	89.1%	87.0%	410	bps	210	bps
Non-GAAP: Adjusted Operating Ratio 1 2	85.1%	78.7%	85.4%	82.2%	640	bps	320	bps
LTL shipments per day [2]	18,898	19,657	18,308	19,220		(3.9%)		(4.7%)
LTL weight per shipment [2]	1,058	1,068	1,059	1,083		(0.9%)		(2.2%)
LTL average length of haul (miles) [2]	545	522	540	522		4.4%		3.4%
LTL revenue per shipment [2]	$187.92	$191.30	$188.59	$185.01		(1.8%)		1.9%
LTL revenue xFSC per shipment [2]	$160.66	$151.64	$159.60	$151.18		5.9%		5.6%
LTL revenue per hundredweight [2]	$17.77	$17.91	$17.80	$17.09		(0.8%)		4.2%
LTL revenue xFSC per hundredweight [2]	$15.19	$14.20	$15.07	$13.97		7.0%		7.9%
LTL average tractors 2 3	3,163	3,129	3,163	3,110		1.1%		1.7%
LTL average trailers 2 4	8,452	8,402	8,419	8,352		0.6%		0.8%
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Our LTL tractor fleet includes 604 and 700 tractors from ACT's and MME's dedicated and other businesses for the second quarter of 2023 and 2022, respectively. Our LTL tractor fleet includes 611 and 698 tractors from ACT's and MME's dedicated and other businesses for the year-to-date period June 30, 2023 and 2022, respectively.
4Our LTL trailer fleet includes 778 and 962 trailers from ACT's and MME's dedicated and other businesses for the second quarter of 2023 and 2022, respectively. Our LTL trailer fleet includes 778 and 935 trailers from ACT's and MME's dedicated and other businesses for the year-to-date period June 30, 2023 and 2022, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2023 and 2022 — Our LTL segment operated well, producing an 85.1% Adjusted Operating Ratio during the second quarter of 2023, which represents a slight improvement sequentially but a 640 basis point degradation from the second quarter of 2022 as softer volumes, higher wages, and the decline in fuel surcharge revenues over the past year have pressured the Adjusted Operating Ratio. Shipments per day decreased 3.9% year-over-year with softer demand. Revenue per hundredweight increased 7.0% excluding fuel surcharge, while revenue per shipment increased by 5.9%, excluding fuel surcharge, reflecting a 0.9% decrease in weight per shipment.
We expect our connected LTL network and the expanding use of shipment dimensioning technology will provide additional opportunities for revenue growth. During the second quarter, we increased our door count by 50, and we expect door capacity to continue to grow by an additional 100 doors through the remainder of 2023. We remain encouraged by the strong performance within our LTL segment, and we continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.
Comparison Between Year-to-Date June 30, 2023 and 2022 — Our LTL segment produced an 85.4% Adjusted Operating Ratio during the first half of 2023, a 320 basis point degradation over the first half of 2022. Shipments per day decreased 4.7% with softer demand. Revenue per hundredweight increased 7.9% excluding fuel surcharge, while revenue per shipment increased by 5.6%, excluding fuel surcharge, reflecting a 2.2% decrease in weight per shipment.

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

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$119,943	$248,662	$258,226	$530,701	(51.8%)		(51.3%)
Revenue, excluding intersegment transactions	$117,782	$247,319	$254,559	$527,490	(52.4%)		(51.7%)
GAAP: Operating income	$9,566	$43,749	$22,386	$83,350	(78.1%)		(73.1%)
Non-GAAP: Adjusted Operating Income 1 2	$9,900	$44,083	$23,054	$84,018	(77.5%)		(72.6%)
Revenue per load [2]	$1,652	$2,257	$1,685	$2,471	(26.8%)		(31.8%)
Gross margin percentage [2]	19.4%	24.4%	19.6%	22.2%	(500	bps)	(260	bps)
GAAP: Operating ratio [2]	92.0%	82.4%	91.3%	84.3%	960	bps	700	bps
Non-GAAP: Adjusted Operating Ratio 1 2	91.6%	82.2%	90.9%	84.1%	940	bps	680	bps
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
Comparison Between the Quarters Ended June 30, 2023 and 2022 — The Logistics segment Adjusted Operating Ratio was 91.6%, with a gross margin of 19.4% in the second quarter of 2023, down from 24.4% in the second quarter of 2022 as pressure on top-line pricing is no longer being offset by corresponding reductions in purchased transportation costs. The brokerage space continues to endure soft demand, causing our load count to decline by 35.0% year-over-year, though our traditional brokerage volumes are seeing greater declines than our power-only service offering. The soft demand resulted in revenue per load decreasing by 26.8% year-over-year. We continue to leverage our consolidated fleet of approximately 80,000 trailers as we build out our power-only service. We continue to innovate with technology intended to remove friction and allow seamless connectivity, leading to services that we expect will capture new opportunities for revenue growth.
Comparison Between Year-to-Date June 30, 2023 and 2022 — The Logistics segment Adjusted Operating Ratio was 90.9%, with a gross margin of 19.6% in the first half of 2023, down slightly from 22.2% in the first half of 2022. The brokerage space continues to endure soft demand, causing our load count to decline by 29.2% and revenue per load to decrease by 31.8% during the first half of 2023 when compared to the first half of 2022.

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

	Quarter-to-Date June 30,		Year-to-Date June 30,			QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022		QTD 2022		YTD 2022
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$104,327	$132,871	$214,899	$242,093		(21.5%)		(11.2%)
Revenue, excluding intersegment transactions	$104,327	$132,854	$214,899	$242,046		(21.5%)		(11.2%)
GAAP: Operating income	$(6,632)	$14,172	$(1,530)	$29,342		(146.8%)		(105.2%)
Average revenue per load [1]	$2,749	$3,642	$2,979	$3,560		(24.5%)		(16.3%)
GAAP: Operating ratio [1]	106.4%	89.3%	100.7%	87.9%	1,710	bps	1,280	bps
Load count	37,945	36,474	72,138	67,989		4.0%		6.1%
Average tractors [2]	656	623	631	603		5.3%		4.6%
Average containers [2]	12,842	11,491	12,835	11,259		11.8%		14.0%
1    Defined under "Operating Statistics," above.
2    Includes 595 and 558 company-owned tractors for the second quarter of 2023 and 2022, respectively.
Includes 568 and 546 company-owned tractors for the year-to-date periods ended June 30, 2023 and 2022, respectively.
Comparison Between the Quarters Ended June 30, 2023 and 2022 — The Intermodal segment operated with a 106.4% operating ratio while total revenue decreased 21.5% to $104.3 million. While load count increased year-over-year by 4.0%, revenue per load declined 24.5% as a result of soft demand, competitive truck capacity, and the winding down of a container leasing project. With improved rail pricing going into effect in the second half of the year, initiatives to reduce chassis costs, and volume support from new bid awards and improved rail service, we expect to improve the operating results of this segment moving forward. We remain focused on growing our load count and improving the efficiency of our assets as Intermodal continues to provide value to our customers and is complementary to the many services we offer.
We expect to continue to grow with new customers and expand with existing customers. With our container fleet count now approximately 12,800, we do not expect to order additional containers until we achieve meaningful improvement in our turns per container. Our capex strategy is shifting to chassis moving forward as we work to better optimize our operation and reduce equipment costs. We remain focused on growing our load count and improving the efficiency of our assets as Intermodal continues to provide value to our customers and is complementary to the many services we offer.
Comparison Between Year-to-Date June 30, 2023 and 2022 — The Intermodal segment operated with a 100.7% operating ratio while revenue excluding intersegment transactions decreased 11.2% to $214.9 million. Load count increased year-over-year by 6.1%, reflecting continued load growth since transitioning western rail partners in January 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-reportable Segments
Our non-reportable segments include support services provided to our customers and third-party carriers including insurance, equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services. Our non-reportable segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and $12.0 million in quarterly amortization of intangibles related to the 2017 Merger and various acquisitions).

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2023 vs.	YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022	YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Total revenue	$130,110	$128,112	$272,096	$245,751	1.6%	10.7%
Operating (loss) income	$(7,053)	$17,794	$(22,669)	$29,615	(139.6%)	(176.5%)
Revenue growth slowed to 1.6% year-over-year, largely as a result of our actions designed to address the recent challenges within our third-party insurance program, producing a $7.1 million operating loss within our non-reportable segments. Our efforts to improve our Iron Insurance line of business reduced its operating loss by $7.8 million since the first quarter to a $15.0 million operating loss (or $0.07 per diluted share) during the second quarter of 2023. We have made progress reducing the exposure basis of third party carrier risk, and we are applying more stringent underwriting criteria and higher premiums for any retained risk as policies come up for renewal. The current operating loss is primarily due to ongoing claims development and the time it takes to work higher premiums through the portfolio.
Revenue growth of 10.7% between the first half of 2023 and the first half of 2022 was offset by the challenges within our third-party insurance program, resulting in a $22.7 million operating loss within our non-reportable segments. Overall, our Iron Insurance line of business produced a $37.8 million operating loss (or $0.18 per diluted share) during the first half of 2023, primarily due to increased frequency and unfavorable claim development as well as insurance premium collection issues associated with small carriers who are struggling given the soft freight market conditions.
As noted previously, it will take some time for this pivot to fully materialize in the results, but we expect sequential income growth and a positive contribution for the non-reportable segments as a whole in the second half of the year, supported by continued revenue growth from the other activities within our non-reportable segments moving forward.

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

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$533,237	$549,956	$1,069,979	$1,086,012	(3.0%)		(1.5%)
% of total revenue	34.3%	28.0%	33.5%	28.7%	630	bps	480	bps
% of revenue, excluding truckload and LTL fuel surcharge	38.4%	32.5%	37.7%	32.5%	590	bps	520	bps
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
Comparison Between the Quarters Ended June 30, 2023 and 2022 — Consolidated salaries, wages, and benefits decreased by $16.7 million for the second quarter of 2023, as compared to the second quarter of 2022. This decrease primarily pertained to a 4.2% decrease in miles driven by company driving associates as well as a decrease in non-driver salaries and wages.
Comparison Between Year-to-Date June 30, 2023 and 2022 — Consolidated salaries, wages, and benefits decreased by $16.0 million for the first half of 2023, as compared to the first half of 2022. This decrease primarily pertained to a 3.3% decrease in miles driven by company driving associates as well as a decrease in non-driver salaries and wages.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Fuel	$168,300	$257,146	$356,059	$447,635	(34.6%)		(20.5%)
% of total revenue	10.8%	13.1%	11.2%	11.8%	(230	bps)	(60	bps)
% of revenue, excluding truckload and LTL fuel surcharge	12.1%	15.2%	12.5%	13.4%	(310	bps)	(90	bps)
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
Comparison Between Quarters Ended June 30, 2023 and 2022 — The $88.8 million decrease in consolidated fuel expense for the second quarter is due to a decrease in total miles driven by company driving associates as well as lower average DOE fuel prices for the second quarter of 2023 as compared to the second quarter of 2022. Average DOE fuel prices were $3.94 per gallon for the second quarter of 2023 and $5.53 per gallon for the second quarter of 2022.
Comparison Between Year-to-Date June 30, 2023 and 2022 — The $91.6 million decrease in consolidated fuel expense for the first half is due to a decrease in total miles driven by company driving associates as well as lower average DOE fuel prices for the first half of 2023 as compared to the second quarter of 2022. Average DOE fuel prices were $4.16 per gallon for the first half of 2023 and $4.95 per gallon for the first half of 2022.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$101,380	$106,724	$200,691	$202,607	(5.0%)		(0.9%)
% of total revenue	6.5%	5.4%	6.3%	5.3%	110	bps	100	bps
% of revenue, excluding truckload and LTL fuel surcharge	7.3%	6.3%	7.1%	6.1%	100	bps	100	bps
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Operations and maintenance expense decreased $5.3 million for the second quarter of 2023 and $1.9 million for the first half of 2023 as compared to the same periods last year. The decrease was attributed to lower hiring and labor expense as well as lower road expense due to the decrease in total company miles discussed above. This was partially offset by higher maintenance expenses due to the reintegration of leased assets into our fleet.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$137,306	$102,084	$275,345	$200,276	34.5%		37.5%
% of total revenue	8.8%	5.2%	8.6%	5.3%	360	bps	330	bps
% of revenue, excluding truckload and LTL fuel surcharge	9.9%	6.0%	9.7%	6.0%	390	bps	370	bps
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
Consolidated insurance and claims expense increased by $35.2 million for the second quarter of 2023 and $75.1 million for the first half of 2023, as compared to the same periods last year. The increase was predominately due to increased frequency and unfavorable claim development during the periods within our Iron Insurance line of business as well as negative developments within our self-insured retention limits.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$28,332	$30,204	$54,222	$59,241	(6.2%)		(8.5%)
% of total revenue	1.8%	1.5%	1.7%	1.6%	30	bps	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	2.0%	1.8%	1.9%	1.8%	20	bps	10	bps
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Operating taxes and licenses expenses decreased by $1.9 million for the second quarter of 2023 and $5.0 million for the first half of 2023 but remained relatively flat as a percentage of revenue, excluding truckload and LTL fuel surcharge, as compared to the same periods last year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Communications	$6,184	$5,744	$11,933	$11,614	7.7%		2.7%
% of total revenue	0.4%	0.3%	0.4%	0.3%	10	bps	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	0.4%	0.3%	0.4%	0.3%	10	bps	10	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Communications expense increased $0.4 million for the second quarter of 2023 and $0.3 million or the first half of 2023 but remained relatively flat as a percentage of revenue, excluding truckload and LTL fuel surcharge, as compared to the same periods last year.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$156,381	$147,482	$312,347	$292,526	6.0%		6.8%
% of total revenue	10.1%	7.5%	9.8%	7.7%	260	bps	210	bps
% of revenue, excluding truckload and LTL fuel surcharge	11.2%	8.7%	11.0%	8.8%	250	bps	220	bps
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
Consolidated depreciation and amortization of property and equipment increased by $8.9 million for the second quarter of 2023 and $19.8 million for the first half of 2023, as compared to the same periods last year. This increase was related to an increase in owned versus leased equipment and higher depreciation for capital improvements made to our terminals.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$16,505	$16,215	$32,688	$32,381	1.8%		0.9%
% of total revenue	1.1%	0.8%	1.0%	0.9%	30	bps	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.2%	1.0%	1.2%	1.0%	20	bps	20	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger and various acquisitions. See Note 3 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$16,073	$13,492	$31,141	$26,893	19.1%		15.8%
% of total revenue	1.0%	0.7%	1.0%	0.7%	30	bps	30	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.2%	0.8%	1.1%	0.8%	40	bps	30	bps
Rental expense consists primarily of payments for our terminals and other real estate leases and, to a lesser extent, payments for revenue equipment from operating leases. The primary factors affecting the expense are the size and location of our leased properties.
Consolidated rental expense increased $2.6 million for the second quarter of 2023 and $4.2 million for the first half of 2023, as compared to the same periods last year. The increase is primarily related to the incorporation of new facilities as we expand our network and was partially offset by a decrease in the rental expense for revenue equipment. We anticipate that rent expense as a percentage of revenue, excluding truckload and LTL fuel surcharge, will increase over the remainder of 2023 as we incorporate equipment from U.S. Xpress's lease portfolio into our fleet.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$258,259	$384,910	$538,988	$771,356	(32.9%)		(30.1%)
% of total revenue	16.6%	19.6%	16.9%	20.4%	(300	bps)	(350	bps)
% of revenue, excluding truckload and LTL fuel surcharge	18.6%	22.7%	19.0%	23.1%	(410	bps)	(410	bps)
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
Consolidated purchased transportation expense decreased by $126.7 million for the second quarter of 2023 and $232.4 million for the first half of 2023, as compared to the same periods last year, primarily due to decreased load volume within our logistics business and lower miles driven by independent contractors, partially offset by increased intermodal load volume.
We expect that consolidated purchased transportation will increase as a percentage of revenue if we grow our logistics and intermodal businesses faster than our full truckload and LTL businesses. The increase could be partially offset if independent contractors exit the market due to regulatory changes.

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2023 vs.	YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022	YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Impairments	$—	$—	$—	$810	—%	(100.0%)
In 2022, we incurred impairment charges associated with building improvements (within our non-reportable segments).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2023 vs.	YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022	YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$36,992	$21,396	$67,701	$32,905	72.9%	105.7%
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
Comparison Between the Quarters Ended June 30, 2023 and 2022 — The $15.6 million increase in net consolidated miscellaneous operating expenses is primarily due to a $8.7 million decrease in gain on sales of equipment and $5.3 million in transaction fees related to the acquisition of U.S. Xpress.
Comparison Between Year-to-Date June 30, 2023 and 2022 — The $34.8 million increase in net consolidated miscellaneous operating expenses is primarily due to a $22.6 million decrease in gain on sales of equipment and $6.9 million in transaction fees related to the acquisition of U.S. Xpress.
Consolidated Other Expenses (Income)

	Quarter-to-Date June 30,		Year-to-Date June 30,		QTD 2023 vs.	YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022	YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$24,354	$9,345	$47,445	$16,025	160.6%	196.1%
Other (income) expenses, net	(9,679)	25,576	(19,382)	39,981	(137.8%)	(148.5%)
Income tax expense	21,959	72,090	54,694	141,264	(69.5%)	(61.3%)
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. The increase in interest expense during the second quarter and the first half of 2023 was primarily due to higher interest rates. We expect interest expense to increase by approximately $20.0 million in the second half of 2023 as compared to the first half, reflecting approximately $800.0 million of additional debt for the U.S. Xpress acquisition and assuming the Federal Reserve rate hiking cycle is nearly completed. Additional details regarding our debt are discussed in Note 6 in Part I, Item 1 of this Quarterly Report.
Other (income) expenses, net — Other (income) expenses, net is primarily comprised of losses and (gains) from our various equity investments, including our investment in Embark, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
Comparison Between the Quarters Ended June 30, 2023 and 2022 — The $35.3 million increase in other (income) expenses, net is primarily driven by an unrealized loss on our investment in Embark recorded in the second quarter of 2022 and a net gain recorded within our portfolio of investments during the second quarter of 2023.
Comparison Between Year-to-Date June 30, 2023 and 2022 — The $59.4 million increase in other (income) expenses, net is primarily driven by an unrealized loss on our investment in Embark recorded in the first half of 2022 and a net gain recorded within our portfolio of investments during the first half of 2023.
Income tax expense — In addition to the discussion below, Note 4 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
Comparison Between the Quarters Ended June 30, 2023 and 2022 — The $50.1 million decrease in consolidated income tax expense was primarily due to a reduction of pre-tax income. This resulted in an effective tax rate of 25.9% for the second quarter of 2023, and 24.7% for the second quarter of 2022.
Comparison Between Year-to-Date June 30, 2023 and 2022 — The $86.6 million decrease in consolidated income tax expense was primarily due to a reduction of pre-tax income. This resulted in an effective tax rate of 24.7% for the first half of 2023, and 24.8% for the first half of 2022.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2023	2022	2023	2022
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$63,326	$219,492	$167,610	$427,829
Adjusted for:
Income tax expense attributable to Knight-Swift	21,959	72,090	54,694	141,264
Income before income taxes attributable to Knight-Swift	85,285	291,582	222,304	569,093
Amortization of intangibles [1]	16,505	16,215	32,688	32,381
Impairments [2]	—	—	—	810
Legal accruals [3]	1,300	(2,000)	1,000	3,055
Transaction fees [4]	5,332	—	6,868	—
Severance expense [5]	—	—	1,452	—
Change in fair value of deferred earnout [6]	(2,500)	—	(2,500)	—
Adjusted income before income taxes	105,922	305,797	261,812	605,339
Provision for income tax expense at effective rate	(27,304)	(75,608)	(64,703)	(150,287)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$78,618	$230,189	$197,109	$455,052

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2023	2022	2023	2022
GAAP: Earnings per diluted share	$0.39	$1.35	$1.04	$2.60
Adjusted for:
Income tax expense attributable to Knight-Swift	0.14	0.44	0.34	0.86
Income before income taxes attributable to Knight-Swift	0.53	1.79	1.37	3.45
Amortization of intangibles [1]	0.10	0.10	0.20	0.20
Impairments [2]	—	—	—	—
Legal accruals [3]	0.01	(0.01)	0.01	0.02
Transaction fees [4]	0.03	—	0.04	—
Severance expense [5]	—	—	0.01	—
Change in fair value of deferred earnout [6]	(0.02)	—	(0.02)	—
Adjusted income before income taxes	0.65	1.87	1.62	3.67
Provision for income tax expense at effective rate	(0.17)	(0.46)	(0.40)	(0.91)
Non-GAAP: Adjusted EPS	$0.49	$1.41	$1.22	$2.76

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
3    "Legal accruals" are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect the following:
•Second quarter 2023 legal accrual reflects the increased estimated exposure for an accrued legal matter based on a recent settlement agreement. First quarter 2023 legal accrual reflects a decrease in the estimated exposure related to an accrued legal matter previously identified as probable and estimable in prior periods based on a recent settlement agreement.
•During the second quarter of 2022, the company decreased the estimated exposure related to an accrued legal matter previously identified as probable and estimable in prior periods based on a recent settlement agreement.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

4    "Transaction fees" consists of legal and professional fees associated with the July 1, 2023 acquisition of U.S. Xpress. The transaction fees are included within "Miscellaneous operating expenses" in the condensed statements of comprehensive income.
5    "Severance expense" is included within "Salaries, wages, and benefits" in the condensed statements of comprehensive income.
6    "Change in fair value of deferred earnout" reflects the expense for the change in fair value of a deferred earnout related to the acquisition of UTXL, which is recorded in "Miscellaneous operating expenses."
Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2023	2022	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,552,979	$1,961,131	$3,189,911	$3,788,120
Total operating expenses	(1,458,949)	(1,635,353)	(2,951,094)	(3,164,256)
Operating income	$94,030	$325,778	$238,817	$623,864
Operating ratio	93.9%	83.4%	92.5%	83.5%

Non-GAAP Presentation
Total revenue	$1,552,979	$1,961,131	$3,189,911	$3,788,120
Truckload and LTL fuel surcharge	(162,531)	(266,600)	(349,170)	(445,711)
Revenue, excluding truckload and LTL fuel surcharge	1,390,448	1,694,531	2,840,741	3,342,409

Total operating expenses	1,458,949	1,635,353	2,951,094	3,164,256
Adjusted for:
Truckload and LTL fuel surcharge	(162,531)	(266,600)	(349,170)	(445,711)
Amortization of intangibles [1]	(16,505)	(16,215)	(32,688)	(32,381)
Impairments [2]	—	—	—	(810)
Legal accruals [3]	(1,300)	2,000	(1,000)	(3,055)
Transaction fees [4]	(5,332)	—	(6,868)	—
Severance expense [5]	—	—	(1,452)	—
Change in fair value of deferred earnout [6]	2,500		2,500
Adjusted Operating Expenses	1,275,781	1,354,538	2,562,416	2,682,299
Adjusted Operating Income	$114,667	$339,993	$278,325	$660,110
Adjusted Operating Ratio	91.8%	79.9%	90.2%	80.3%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Truckload Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2023	2022	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$953,659	$1,188,809	$1,965,904	$2,269,340
Total operating expenses	(885,748)	(982,513)	(1,782,094)	(1,857,927)
Operating income	$67,911	$206,296	$183,810	$411,413
Operating ratio	92.9%	82.6%	90.7%	81.9%

Non-GAAP Presentation
Total revenue	$953,659	$1,188,809	$1,965,904	$2,269,340
Fuel surcharge	(124,004)	(206,931)	(269,268)	(345,592)
Intersegment transactions	(282)	(399)	(1,283)	(735)
Revenue, excluding fuel surcharge and intersegment transactions	829,373	981,479	1,695,353	1,923,013

Total operating expenses	885,748	982,513	1,782,094	1,857,927
Adjusted for:
Fuel surcharge	(124,004)	(206,931)	(269,268)	(345,592)
Intersegment transactions	(282)	(399)	(1,283)	(735)
Amortization of intangibles [1]	(299)	(323)	(642)	(647)
Adjusted Operating Expenses	761,163	774,860	1,510,901	1,510,953
Adjusted Operating Income	$68,210	$206,619	$184,452	$412,060
Adjusted Operating Ratio	91.8%	78.9%	89.1%	78.6%
1    "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in historical Knight acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2023	2022	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$267,105	$283,847	$522,409	$538,972
Total operating expenses	(236,867)	(240,080)	(465,589)	(468,828)
Operating income	$30,238	$43,767	$56,820	$70,144
Operating ratio	88.7%	84.6%	89.1%	87.0%

Non-GAAP Presentation
Total revenue	$267,105	$283,847	$522,409	$538,972
Fuel surcharge	(38,527)	(59,669)	(79,902)	(100,119)
Revenue, excluding fuel surcharge and intersegment transactions	228,578	224,178	442,507	438,853

Total operating expenses	236,867	240,080	465,589	468,828
Adjusted for:
Fuel surcharge	(38,527)	(59,669)	(79,902)	(100,119)
Amortization of intangibles [1]	(3,920)	(3,995)	(7,840)	(7,940)
Adjusted Operating Expenses	194,420	176,416	377,847	360,769
Adjusted Operating Income	$34,158	$47,762	$64,660	$78,084
Adjusted Operating Ratio	85.1%	78.7%	85.4%	82.2%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT and MME acquisitions.
Logistics Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2023	2022	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$119,943	$248,662	$258,226	$530,701
Total operating expenses	(110,377)	(204,913)	(235,840)	(447,351)
Operating income	$9,566	$43,749	$22,386	$83,350
Operating ratio	92.0%	82.4%	91.3%	84.3%

Non-GAAP Presentation
Total revenue	$119,943	$248,662	$258,226	$530,701
Intersegment transactions	(2,161)	(1,343)	(3,667)	(3,211)
Revenue, excluding intersegment transactions	117,782	247,319	254,559	527,490

Total operating expenses	110,377	204,913	235,840	447,351
Adjusted for:
Intersegment transactions	(2,161)	(1,343)	(3,667)	(3,211)
Amortization of intangibles [1]	(334)	(334)	(668)	(668)
Adjusted Operating Expenses	107,882	203,236	231,505	443,472
Adjusted Operating Income	$9,900	$44,083	$23,054	$84,018
Adjusted Operating Ratio	91.6%	82.2%	90.9%	84.1%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the UTXL acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter-to-Date June 30,		Year-to-Date June 30,
	2023	2022	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$104,327	$132,871	$214,899	$242,093
Total operating expenses	(110,959)	(118,699)	(216,429)	(212,751)
Operating income	$(6,632)	$14,172	$(1,530)	$29,342
Operating ratio	106.4%	89.3%	100.7%	87.9%

Non-GAAP Presentation
Total revenue	$104,327	$132,871	$214,899	$242,093
Intersegment transactions	—	(17)	—	(47)
Revenue, excluding intersegment transactions	104,327	132,854	214,899	242,046

Total operating expenses	110,959	118,699	216,429	212,751
Adjusted for:
Intersegment transactions	—	(17)	—	(47)
Adjusted Operating Expenses	110,959	118,682	216,429	212,704
Adjusted Operating Income	$(6,632)	$14,172	$(1,530)	$29,342
Adjusted Operating Ratio	106.4%	89.3%	100.7%	87.9%
Non-GAAP Reconciliation: Free Cash Flow

Year-to-Date June 30, 2023

GAAP: Cash flows from operations	$722,190
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	98,755
Purchases of property and equipment	(517,856)
Non-GAAP: Free Cash Flow	$303,089

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	June 30, 2023
(In thousands)
Cash and cash equivalents, excluding restricted cash	$228,957
Availability under 2021 Revolver, due September 2026 [1]	878,760
Availability under 2022 RSA, due April 2024 [2]	42,000
Total unrestricted liquidity	$1,149,717
Cash and cash equivalents – restricted [3]	699,212
Restricted investments, held-to-maturity, amortized cost [3]	3,082
Total liquidity, including restricted cash and restricted investments	$1,852,011

1    As of June 30, 2023, we had $210.0 million borrowings under our $1.1 billion 2021 Revolver. We additionally had $11.2 million in outstanding letters of credit (discussed below) issued under the 2021 Revolver, leaving $878.8 million available under the 2021Revolver.
2    Based on eligible receivables at June 30, 2023, our borrowing base for the 2022 RSA was $381.0 million, while outstanding borrowings were $339.0 million, leaving $42.0 million available under the 2022 RSA. Refer to Note 5 in Part I, Item 1 of this Quarterly Report for more information regarding the 2022 RSA.
3    Restricted cash and restricted investments includes $444.7 million restricted for our acquisition of U.S. Xpress with the remaining amount primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $444.7 million included in "Acquisition escrow" on the condensed consolidated balance sheet held for the U.S. Xpress acquisition and $251.4 million included in "Cash and cash equivalents – restricted" on the condensed consolidated balance sheet held by Mohave and Red Rock for claims payments. The remaining $3.1 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet, expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We expect net cash capital expenditures, will be in the range of $700.0 – $750.0 million for full-year 2023, which has been updated from $640.0 million to $690.0 million to include anticipated expenditures for U.S. Xpress. This range excludes cash outlays for potential acquisitions. We believe we have ample flexibility in our trade cycle and purchase agreements to alter our current plans if economic and other conditions warrant.
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
Principal and Interest Payments — As of June 30, 2023, we had debt, accounts receivable securitization, and finance lease obligations of $2.2 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Letters of Credit — Pursuant to the terms of the 2021 Debt Agreement and the 2022 RSA, our lenders may issue standby letters of credit on our behalf. When we have certain letters of credit outstanding, the availability under the 2021 Revolver or 2022 RSA is reduced accordingly. As of June 30, 2023, we also had outstanding letters of credit of $245.8 million pursuant to a bilateral agreement which do not impact the availability of the 2021 Revolver and 2022 RSA. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, common stock prices, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. As of June 30, 2023, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan. Additional details regarding our share repurchase plans are discussed in Note 10 in Part I, Item 1 of this Quarterly Report.
Working Capital
We had a working capital surplus of $939.7 million as of June 30, 2023 and $599.6 million as of December 31, 2022. The increase in our working capital surplus is primarily due to the $444.7 million acquisition escrow related to the U.S. Xpress acquisition.
Material Debt Agreements
As of June 30, 2023, we had $2.2 billion in material debt obligations at the following carrying values:
•$199.8 million: 2021 Term Loan A-2, due September 2024, net of $0.2 million in deferred loan costs
•$798.9 million: 2021 Term Loan A-3, due September 2026, net of $1.1 million in deferred loan costs
•$249.0 million: 2023 Term Loan, due September 2026, net of $1.0 million in deferred loan costs
•$338.6 million: 2022 RSA outstanding borrowings, net of $0.4 million in deferred loan costs
•$393.6 million: Finance lease obligations
•$210.0 million: 2021 Revolver, due September 2026
•$30.2 million: Other, net of approximately $36,000 in deferred loan costs
As of December 31, 2022, we had $1.9 billion in material debt obligations at the following carrying values:
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
•$39.0 million: Other, net of $0.1 million in deferred loan costs
________
1Refer to "Non-GAAP Financial Measures."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cash Flow Analysis

	Year-to-Date June 30,		Change
	2023	2022
	(In thousands)
Net cash provided by operating activities	$722,190	$719,984	$2,206
Net cash used in investing activities	(415,990)	(204,306)	(211,684)
Net cash provided by (used in) financing activities	236,624	(552,361)	788,985
Net Cash Provided by Operating Activities
Comparison Between Year-to-Date June 30, 2023 and 2022 — The $2.2 million increase in net cash provided by operating activities included a $385.0 million decrease in operating income for year-to-date June 30, 2023, and a $31.8 million increase in cash paid for interest and was partially offset by a $137.9 million decrease in cash paid for taxes and a $230.2 million decrease in our trade receivables balances resulting in higher cash receipts. Note: Factors affecting the increase in operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."
Net Cash Used in Investing Activities
Comparison Between Year-to-Date June 30, 2023 and 2022 — The $211.7 million increase in net cash used in investing activities was primarily due to a $227.8 million increase in net cash capital expenditures.
Net Cash Used in Financing Activities
Comparison Between Year-to-Date June 30, 2023 and 2022 — Net cash provided by (used in) financing activities increased by $789.0 million, primarily due to $250.0 million in proceeds from the 2023 Term Loan, $298.0 million in net proceeds from our 2021 Revolver, and a $299.9 million decrease in repurchases of our common stock. This was partially offset by in $80.0 million net repayments on our 2021 RSA.

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
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2021 Debt Agreement, 2023 Term Loan, and 2022 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 6.2% as of June 30, 2023) and fixed rate equipment lease financing. Assuming the level of borrowings as of June 30, 2023, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $18.3 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US decreased to $3.94 for the second quarter of 2023 from an average of $5.53 in the second quarter of 2022. The weekly average diesel price per gallon decreased to $4.16 for year-to-date June 30, 2023 from an average price of $4.95 for year-to-date June 30, 2022. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.

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
Information about our legal proceedings is included in Note 9 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended June 30, 2023, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2022 Annual Report and our Quarterly Report for the quarter period ended March 31, 2023 in the sections entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
	(in thousands, except per share data)
April 1, 2023 to April 30, 2023	—	$—	—	$200,041
May 1, 2023 to May 31, 2023	—	$—	—	$200,041
June 1, 2023 to June 30, 2023	—	$—	—	$200,041
Total	—	$—	—	$200,041

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
During the quarter ended June 30, 2023, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

10.1
Credit Agreement, dated as of June 22, 2023, by and among Knight-Swift Transportation Holdings Inc., the Lender referred to therein, Bank of America, N.A., as Administrative Agent, and PNC Bank National Association and Wells Fargo Bank, National Association as Lenders and Co-Syndication Agents
Filed herewith

31.1
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer (principal executive officer).
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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	August 2, 2023	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	August 2, 2023	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant