Form 10-Q
period 2023-09-30
Knight-Swift Transportation Holdings Inc.
filed 2023-11-01
CIK 1492691

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
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were approximately 161,369,000 shares of the registrant's common stock outstanding as of October 25, 2023.

Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Table of Contents
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight Transportation, Inc. and its subsidiaries and Swift Transportation Company and its subsidiaries, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, consisting of the 2021 Revolver and 2021 Term Loans, which are defined below
2021 Prudential Notes	Third amended and restated note purchase and private shelf agreement, entered into on September 3, 2021 by ACT with unrelated financial entities
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement, maturing on September 3, 2026
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, which matured on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2024
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2023 Term Loan	The Company's term loan entered into on June 22, 2023, maturing on September 3, 2026
2021 RSA	Fifth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on April 23, 2021 by Swift Receivables Company II, LLC with unrelated financial entities.
2022 RSA	Sixth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 3, 2022 by Swift Receivables Company II, LLC with unrelated financial entities.
ACT	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
BSBY	Bloomberg Short-Term Bank Yield Index
DOE	United States Department of Energy
EPS	Earnings Per Share
Embark	Embark Technology Inc. and its related entities
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
IRS	Internal Revenue Service
NYSE	New York Stock Exchange
LTL	Less-than-truckload
MME	MME, Inc. and its subsidiary, Midwest Motor Express, Inc.
Quarterly Report	Quarterly Report on Form 10-Q
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate as administered by the Federal Reserve Bank of New York
US	The United States of America
U.S. Xpress	U.S. Xpress Enterprises, Inc. and its subsidiaries
U.S. Xpress Acquisition	The Company's acquisition of 100% of the securities of U.S. Xpress on July 1, 2023
UTXL	UTXL Enterprises, Inc.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$193,372	$196,770
Cash and cash equivalents – restricted	259,979	185,792
Restricted investments, held-to-maturity, amortized cost	1,028	7,175
Trade receivables, net of allowance for doubtful accounts of $29,144 and $22,980, respectively	971,175	842,294
Contract balance – revenue in transit	12,122	15,859
Prepaid expenses	132,594	108,081
Assets held for sale	77,008	40,602
Income tax receivable	60,211	58,974
Other current assets	53,684	38,025
Total current assets	1,761,173	1,493,572
Gross property and equipment	6,542,804	5,740,383
Less: accumulated depreciation and amortization	(2,038,345)	(1,905,340)
Property and equipment, net	4,504,459	3,835,043
Operating lease right-of-use-assets	505,795	192,358
Goodwill	3,844,252	3,519,339
Intangible assets, net	2,077,426	1,776,569
Other long-term assets	147,176	134,785
Total assets	$12,840,281	$10,951,666
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$299,039	$220,849
Accrued payroll and purchased transportation	183,450	171,381
Accrued liabilities	228,465	81,528
Claims accruals – current portion	442,014	311,822
Finance lease liabilities and long-term debt – current portion	434,863	71,466
Operating lease liabilities – current portion	142,543	36,961
Total current liabilities	1,730,374	894,007
Revolving line of credit	300,000	43,000
Long-term debt – less current portion	1,261,711	1,024,668
Finance lease liabilities – less current portion	320,270	344,377
Operating lease liabilities – less current portion	394,921	149,992
Accounts receivable securitization	361,681	418,561
Claims accruals – less current portion	310,075	201,838
Deferred tax liabilities	959,306	907,893
Other long-term liabilities	72,142	12,049
Total liabilities	5,710,480	3,996,385
Commitments and contingencies (Notes 7, 8, and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 161,347 and 160,706 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	1,613	1,607
Additional paid-in capital	4,418,981	4,392,266
Accumulated other comprehensive loss	(664)	(2,436)
Retained earnings	2,693,568	2,553,567
Total Knight-Swift stockholders' equity	7,113,498	6,945,004
Noncontrolling interest	16,303	10,277
Total stockholders’ equity	7,129,801	6,955,281
Total liabilities and stockholders’ equity	$12,840,281	$10,951,666
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$1,775,249	$1,649,982	$4,615,990	$4,992,391
Truckload and LTL fuel surcharge	244,687	246,857	593,857	692,568
Total revenue	2,019,936	1,896,839	5,209,847	5,684,959
Operating expenses:
Salaries, wages, and benefits	710,543	559,849	1,780,522	1,645,861
Fuel	272,376	231,128	628,435	678,763
Operations and maintenance	142,913	115,918	343,604	318,525
Insurance and claims	148,865	116,493	424,210	316,769
Operating taxes and licenses	30,506	26,628	84,728	85,869
Communications	8,411	5,095	20,344	16,709
Depreciation and amortization of property and equipment	176,613	150,363	488,960	442,889
Amortization of intangibles	18,907	16,254	51,595	48,635
Rental expense	50,401	15,216	81,542	42,109
Purchased transportation	330,683	364,394	869,671	1,135,750
Impairments	—	—	—	810
Miscellaneous operating expenses	48,662	30,060	116,363	62,965
Total operating expenses	1,938,880	1,631,398	4,889,974	4,795,654
Operating income	81,056	265,441	319,873	889,305
Other (expenses) income:
Interest income	5,542	1,221	16,099	2,357
Interest expense	(39,354)	(14,679)	(86,799)	(30,704)
Other income (expenses), net	11,433	8,488	30,815	(31,493)
Total other (expenses) income, net	(22,379)	(4,970)	(39,885)	(59,840)
Income before income taxes	58,677	260,471	279,988	829,465
Income tax (benefit) expense	(1,220)	65,679	53,474	206,943
Net income	59,897	194,792	226,514	622,522
Net loss attributable to noncontrolling interest	297	3	1,290	102
Net income attributable to Knight-Swift	60,194	194,795	227,804	622,624
Other comprehensive income (loss)	152	243	1,772	(1,991)
Comprehensive income	$60,346	$195,038	$229,576	$620,633

Earnings per share:
Basic	$0.37	$1.21	$1.41	$3.82
Diluted	$0.37	$1.21	$1.41	$3.80

Dividends declared per share:	$0.14	$0.12	$0.42	$0.36

Weighted average shares outstanding:
Basic	161,332	160,665	161,124	162,785
Diluted	161,888	161,572	161,782	163,720
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$226,514	$622,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	540,555	491,524
Gain on sale of property and equipment	(46,628)	(73,373)
Impairments	—	810
Deferred income taxes	9,587	1,126
Non-cash lease expense	68,778	30,973
(Gain) loss on equity securities	(2,100)	51,033
Other adjustments to reconcile net income to net cash provided by operating activities	46,224	32,545
Increase (decrease) in cash resulting from changes in:
Trade receivables	84,149	(44,043)
Income tax receivable	(1,237)	(14,191)
Accounts payable	(10,495)	14,259
Accrued liabilities and claims accrual	26,599	19,207
Operating lease liabilities	(68,140)	(30,755)
Other assets and liabilities	(304)	(2,442)
Net cash provided by operating activities	873,502	1,099,195
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	3,620	7,506
Purchases of held-to-maturity investments	(30)	(9,594)
Proceeds from sale of property and equipment, including assets held for sale	214,234	139,545
Purchases of property and equipment	(852,677)	(496,237)
Expenditures on assets held for sale	(785)	(499)
Net cash, restricted cash, and equivalents invested in acquisitions	(458,288)	(1,291)
Other cash flows from investing activities	5,896	1,944
Net cash used in investing activities	(1,088,030)	(358,626)
Cash flows from financing activities:
Repayments of finance leases and long-term debt	(81,354)	(250,884)
Proceeds from long-term debt	250,000	—
Borrowings (repayments) on revolving lines of credit, net	257,000	(114,000)
Borrowings under accounts receivable securitization	25,000	—
Repayments of accounts receivable securitization	(82,000)	—
Proceeds from common stock issued	4,200	6,111
Repurchases of the Company's common stock	—	(299,941)
Dividends paid	(68,550)	(59,011)
Other cash flows from financing activities	(18,206)	(31,104)
Net cash provided by (used in) financing activities	286,090	(748,829)
Net increase (decrease) in cash, restricted cash, and equivalents	71,562	(8,260)
Cash, restricted cash, and equivalents at beginning of period	385,345	350,023
Cash, restricted cash, and equivalents at end of period	$456,907	$341,763

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Year-to-Date September 30,
	2023	2022
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$84,361	$29,342
Income taxes	38,455	234,260
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$19,639	$4,264
Financing provided to independent contractors for equipment sold	4,285	—
Transfers from property and equipment to assets held for sale	136,453	45,618
Noncontrolling interest associated with acquisitions	5,178	—
Purchase price adjustment on acquisition	—	2,164
Contingent consideration associated with acquisitions and investments	174,107	1,717
U.S. Xpress assumed equity awards	1,462	—
Conversion of note receivable to equity investment	12,107	—
Right-of-use assets obtained in exchange for operating lease liabilities	41,888	44,465
Property and equipment obtained in exchange for finance lease liabilities	70,051	141,374
Property and equipment obtained in exchange for finance lease liabilities reclassified from operating lease liabilities	—	6,462

Reconciliation of Cash, Restricted Cash, and Equivalents:	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$193,372	$196,770	$194,082	$261,001
Cash and cash equivalents – restricted [1]	259,979	185,792	144,960	87,241
Other long-term assets [1]	3,556	2,783	2,721	1,781
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$456,907	$385,345	$341,763	$350,023

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2022	160,706	$1,607	$4,392,266	$2,553,567	$(2,436)	$6,945,004	$10,277	$6,955,281
Common stock issued to employees	565	5	158			163		163
Common stock issued to the Board	18	—	977			977		977
U.S. Xpress assumed equity awards			1,462			1,462		1,462
Common stock issued under ESPP	58	1	3,059			3,060		3,060
Shares withheld – RSU settlement				(19,548)		(19,548)		(19,548)
Employee stock-based compensation expense			21,059			21,059		21,059
Cash dividends paid and dividends accrued ($0.42 per share)				(68,255)		(68,255)		(68,255)
Net income				227,804		227,804	(1,290)	226,514
Other comprehensive loss					1,772	1,772		1,772
Investment in noncontrolling interest							7,555	7,555
Distribution to noncontrolling interest							(239)	(239)
Balances – September 30, 2023	161,347	$1,613	$4,418,981	$2,693,568	$(664)	$7,113,498	$16,303	$7,129,801

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2021	165,980	$1,660	$4,350,913	$2,181,142	$(563)	$6,533,152	$10,298	$6,543,450
Common stock issued to employees	614	6	2,369			2,375		2,375
Common stock issued to the Board	18	—	873			873		873
Common stock issued under ESPP	59	1	2,862			2,863		2,863
Company shares repurchased	(6,001)	(60)		(299,881)		(299,941)		(299,941)
Shares withheld – RSU settlement				(20,504)		(20,504)		(20,504)
Employee stock-based compensation expense			25,878			25,878		25,878
Cash dividends paid and dividends accrued ($0.36 per share)				(58,912)		(58,912)		(58,912)
Net income				622,624		622,624	(102)	622,522
Other comprehensive income					(1,991)	(1,991)		(1,991)
Balances – September 30, 2022	160,670	$1,607	$4,382,895	$2,424,469	$(2,554)	$6,806,417	$10,196	$6,816,613

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) — Continued

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – June 30, 2023	161,276	$1,613	$4,412,069	$2,657,415	$(815)	$7,070,282	$10,761	$7,081,043
Common stock issued to employees	53	—	—			—		—
U.S. Xpress assumed equity awards			1,462			1,462		1,462
Common stock issued under ESPP	18	—	978			978		978
Shares withheld – RSU settlement				(1,277)		(1,277)		(1,277)
Employee stock-based compensation expense			4,472			4,472		4,472
Cash dividends paid and dividends accrued ($0.14 per share)				(22,764)		(22,764)		(22,764)
Net income				60,194		60,194	(297)	59,897
Other comprehensive loss					151	151		151
Investment in noncontrolling interest							5,839	5,839
Balances – September 30, 2023	161,347	$1,613	$4,418,981	$2,693,568	$(664)	$7,113,498	$16,303	$7,129,801

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – June 30, 2022	160,639	$1,606	$4,372,916	$2,249,333	$(2,797)	$6,621,058	$10,199	$6,631,257
Common stock issued to employees	7	—	—			—		—
Common stock issued under ESPP	24	1	1,053			1,054		1,054
Shares withheld – RSU settlement				(188)		(188)		(188)
Employee stock-based compensation expense			8,926			8,926		8,926
Cash dividends paid and dividends accrued ($0.12 per share)				(19,471)		(19,471)		(19,471)
Net income				194,795		194,795	(3)	194,792
Other comprehensive loss					243	243		243
Balances – September 30, 2022	160,670	$1,607	$4,382,895	$2,424,469	$(2,554)	$6,806,417	$10,196	$6,816,613

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the year-to-date period ended September 30, 2023, the Company operated an average of 20,054 tractors (comprised of 17,977 company tractors and 2,077 independent contractor tractors) and 85,125 trailers within the Truckload segment and leasing activities within the non-reportable segments. The LTL segment operated an average of 3,177 tractors and 8,445 trailers. Additionally, the Intermodal segment operated an average of 647 tractors and 12,780 intermodal containers. As of September 30, 2023, the Company's four reportable segments were Truckload, LTL, Logistics, and Intermodal.
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
Note regarding comparability — The reported results do not include U.S. Xpress's operating results prior to its acquisition by the Company on July 1, 2023 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's third quarter 2023 results and prior periods may not be meaningful.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 2 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
March 2023	ASU No. 2023-01: Leases (ASC 842), Common Control Arrangements	The amendments in this ASU require that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements and that leasehold improvements associated with common control leases be accounted for as a transfer between entities under common control through an adjustment to equity if the lessee no longer controls the use of the asset.	January 2024, Prospective or retrospective	Currently under evaluation, but not expected to be material
July 2023	ASU No. 2023-03: Presentation of Financial Statements (ASC 205), Income Statement—Reporting Comprehensive Income (ASC 220), Distinguishing Liabilities from Equity (ASC 480), Equity (ASC 505), and Compensation—Stock Compensation (ASC 718)	The amendments in this ASU reflect alignment to Staff Accounting Bulletin No. 120 ("SAB 120") that was issued by the SEC in November 2021. SAB 120 provides guidance to entities issuing share-based awards shortly before announcing material, nonpublic information. The guidance indicates that entities should consider such material nonpublic information to adjust the observable market if the effect of the release of the material nonpublic information is expected to affect the share price and the share-based awards are non-routine in nature.	July 2023, prospective adoption	Currently under evaluation, but not expected to be material
August 2023	ASU No. 2023-05: Business Combinations — Joint Venture Formations (ASC 805-60), Recognition and Initial Measurement	Requires a joint venture to initially measure all contributions received upon its formation at fair value.	January 2025, prospective adoption	Currently under evaluation, but not expected to be material
October 2023	ASU No. 2023-06: Disclosure Improvements	The amendments in this ASU updated several topics of the ASC to incorporate changes required by guidance made effective by SEC Final Rule No. 33-10532. The SEC Final Rule incorporates existing or incremental requirements of Regulation S-X into the accounting standards codification.	October 2023, prospective adoption	Presentation and disclosure impact only

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 3 — Acquisitions
U.S. Xpress
On July 1, 2023, the Company acquired Chattanooga, Tennessee-based U.S. Xpress Enterprises, Inc. ("U.S. Xpress"), one of the largest asset-based truckload carriers in the United States. The acquisition was completed through a Knight-Swift subsidiary formed to hold the U.S. Xpress business post-closing ("HoldCo") with Max Fuller, former Executive Chairman of U.S. Xpress, Eric Fuller, former CEO of U.S. Xpress, and their related entities and trusts (collectively, the "Rollover Holders"), rolling over a portion of their shares of U.S. Xpress into HoldCo for approximately 10% interest in HoldCo.
The total purchase price consideration of $630.0 million consisted of $454.4 million in cash, including approximately $139.8 million in debt payoffs, and $1.5 million in assumed equity related to the revaluation of equity awards. The purchase price also included contingent consideration valued at $174.1 million, consisting of two classes of membership interests in HoldCo. The Class A membership interests will be subject to put and call rights at a defined fair market value measure in favor of the Rollover Holders and the Company, respectively, and will be purchased by the Company at that defined fair market value measure if outstanding at the fifth anniversary of the acquisition date. In order for the put right to become exercisable, it is subject to a $175 million minimum adjusted operating income threshold for U.S. Xpress. In addition, the Company will have a call right, exercisable only within the first 15 months after closing, at an exercise price of approximately $140 million. The Class B membership interests will be repurchased by the Company for $40 million if U.S. Xpress achieves $250 million in adjusted operating income for a trailing annual period at or prior to the fifth anniversary of closing. If such threshold is not met, the Class B interests will be forfeited for no value.
As of September 30, 2023, the $134.1 million in mandatorily redeemable Class A membership interests is included in "Accrued liabilities" in the Company's condensed consolidated balance sheets and the $40.0 million in mandatory purchase of Class B membership interest is included in "Other long-term liabilities" in the Company's condensed consolidated balance sheets, depending on the terms.
Cash was funded from the 2023 Term Loan, as well as existing Knight-Swift liquidity. The purchase of the equity interests of U.S. Xpress results in the historical tax basis of U.S. Xpress' assets continuing to be recovered and any intangible assets arising through purchase accounting will result in additional stock basis for tax purposes. Deferred taxes were established as of the opening balance sheet for purchase accounting fair value adjustments (other than for goodwill). The merger agreement contained customary representations, warranties, and covenants for a transaction of this nature.
During the quarter and year-to-date periods ended September 30, 2023, the Company's consolidated operating results included U.S. Xpress' total revenue of $461.6 million and a net loss of $19.9 million. U.S. Xpress' net income during quarter and year-to-date periods ended September 30, 2023 included $2.3 million related to the amortization of intangible assets acquired in the U.S. Xpress Acquisition.
The goodwill recognized represents expected synergies from combining the operations of U.S. Xpress with the Company, including enhanced service offerings, as well as other intangible assets that did not meet the criteria for separate recognition. The goodwill is not expected to be deductible for tax purposes.
See Note 6 for more information about the Company's credit facilities and the 2023 Term Loan.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Purchase Price Allocation
The purchase price allocation for U.S. Xpress is preliminary and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, and among other things may be pending the completion of the valuation of acquired tangible assets, an independent valuation of certain acquired intangible assets, assessment of lease agreements, assessment of certain liabilities, the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed, and assessment of other tax related items as applicable. As the Company obtains more information, the preliminary purchase price allocation disclosed below is subject to change. Any future adjustments to the preliminary purchase price allocation, including changes within identifiable intangible assets or estimation uncertainty impacted by market conditions, may impact future net earnings. The purchase price allocation adjustments can be made through the end of the measurement period, which is not to exceed one year from the acquisition date.

July 1, 2023 Opening Balance Sheet as Reported at September 30, 2023

Fair value of the consideration transferred	$632,109

Cash and cash equivalents	3,321
Receivables	216,659
Prepaid expenses	21,347
Other current assets	47,317
Property and equipment	433,210
Operating lease right-of-use assets	337,055
Identifiable intangible assets [1]	348,000
Other noncurrent assets	28,457
Total assets	1,435,366

Accounts payable	(102,193)
Accrued payroll and payroll-related expenses	(27,485)
Accrued liabilities	(19,966)
Claims accruals – current and noncurrent portions	(180,251)
Operating lease liabilities – current and noncurrent portions	(376,763)
Long-term debt and finance leases – current and noncurrent portions	(337,949)
Deferred tax liabilities	(41,826)
Other long-term liabilities	(34,230)
Total liabilities	(1,120,663)

Noncontrolling interest	(391)
Total stockholders' equity	(391)

Goodwill	$317,797

1    Includes $184.5 million in customer relationships and $163.5 million in trade names.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Pro Forma Information — The following unaudited pro forma information combines the historical operations of the Company and U.S. Xpress giving effect to the U.S. Xpress Acquisition, and related transactions as if consummated on January 1, 2022, the beginning of the comparative period presented.

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Total revenue	$2,019,936	$2,444,667	$6,165,131	$7,303,678
Net income attributable to Knight-Swift	33,584	100,112	146,522	599,058
Earnings per share – diluted	0.21	0.62	0.91	3.66

The unaudited pro forma condensed combined financial information has been presented for comparative purposes only and includes certain adjustments such as recognition of assets acquired at estimated fair values and related depreciation and amortization, elimination of transaction costs incurred by Knight-Swift and U.S. Xpress during the periods presented that were directly related to the U.S. Xpress Acquisition, and related income tax effects of these items. As a result of the U.S. Xpress Acquisition, both Knight-Swift and U.S. Xpress incurred certain acquisition-related expenses, including professional legal and advisory fees, acceleration of share-based compensation, bonus incentives, severance payments, filing fees and other miscellaneous expenses. These acquisition-related expenses totaled $6.5 million and $31.8 million during the quarter and year-to-date periods ended September 30, 2023, respectively. These expenses were eliminated in the presentation of the unaudited pro forma "Net income attributable to Knight-Swift" presented above.
The unaudited pro forma condensed combined financial information does not purport to represent the actual results of operations that Knight-Swift and U.S. Xpress would have achieved had the companies been combined during the periods presented in the unaudited pro forma condensed combined financial statements and is not intended to project the future results of operations that the combined company may achieve after the identified transactions. The unaudited pro forma condensed combined financial information does not reflect any cost savings that may be realized as a result of the U.S. Xpress Acquisition and also does not reflect any restructuring or integration-related costs to achieve those potential cost savings.
The Company did not complete any other material acquisitions during the year-to-date period ended September 30, 2023.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 4 — Income Taxes
Effective Tax Rate — The quarter ended September 30, 2023 and September 30, 2022 effective tax rates were (2.1)% and 25.2%, respectively. The Company recognized discrete items relating to a partial release of the valuation allowance associated with the U.S. Xpress net operating loss and tax credit carryforward benefits, stock compensation deductions, and a reduction in state deferred taxes due to adjustments to state tax rates and apportionment during the quarter ended September 30, 2023.

The year-to-date September 30, 2023 and September 30, 2022 effective tax rates were 19.1% and 24.9%, respectively. The Company recognized discrete items relating to a partial release of the valuation allowance associated with the U.S. Xpress net operating loss and tax credit carryforward benefits, stock compensation deductions, and a reduction in state deferred taxes due to adjustments to state tax rates and apportionment during the year-to-date period ended September 30, 2023.

Valuation Allowance — Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. Xpress initially had a valuation allowance of $25.0 million not considering Knight-Swift entities. During the quarter, $14.6 million of that valuation allowance was released due to the Company’s ability to utilize certain tax attributes in future periods. The remaining $10.4 million valuation allowance is maintained to offset the tax benefit of capital loss and state operating loss carryforwards that may not be utilized in the future.

Unrecognized Tax Benefits — Due to the acquisition, the Company has unrecognized tax benefits associated with tax credit carryforwards. Management does not expect a decrease in unrecognized tax benefits relating to credits to be necessary within the next twelve months.

Interest and Penalties — The Company had no accrued interest and penalties related to unrecognized tax benefits as of September 30, 2023. Accrued interest and penalties related to unrecognized tax benefits were approximately $0.2 million as of December 31, 2022.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by various Federal and state jurisdictions for tax years ranging from 2009 to 2021. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2017 remain subject to examination.

Note 5 — Accounts Receivable Securitization
On October 3, 2022, the Company entered into the 2022 RSA, which further amended the 2021 RSA. The 2022 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheets. As of September 30, 2023, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2022 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of September 30, 2023. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.

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
2The 2022 RSA commitment fee rates are based on the percentage of the maximum borrowing capacity utilized.
3As identified within the 2022 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement for SOFR.
Availability under the 2022 RSA is calculated as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Borrowing base, based on eligible receivables	$363,800	$456,400
Less: outstanding borrowings [1]	(362,000)	(419,000)
Availability under accounts receivable securitization facilities	$1,800	$37,400

1Outstanding borrowings are included in "Accounts receivable securitization" in the condensed consolidated balance sheets and are offset by deferred loan costs of $0.3 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively. Interest accrued on the aggregate principal balance at a rate of 6.3% and 5.1% as of September 30, 2023 and December 31, 2022, respectively.
Refer to Note 12 for information regarding the fair value of the 2022 RSA.
2023 RSA
On October 23, 2023, the Company entered into the Seventh Amendment to the Amended and Restated Receivables Sales Agreement ("2023 RSA"). The 2023 RSA, among other things, increases the maximum borrowing capacity to $575.0 million.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 5, the Company's long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
2021 Term Loan A-2, due September 3, 2024, net 1 2	199,865	199,755
2021 Term Loan A-3, due September 3, 2026, net 1 2	798,970	798,705
2023 Term Loan, due September 3, 2026, net 1 3	249,054	—
Revenue equipment installment notes 1 4	296,884	—
Prudential Notes, net [1]	28,057	35,960
Other	9,322	3,042
Total long-term debt, including current portion	1,582,152	1,037,462
Less: current portion of long-term debt	(320,441)	(12,794)
Long-term debt, less current portion	$1,261,711	$1,024,668

	September 30, 2023	December 31, 2022
	(In thousands)
Total long-term debt, including current portion	$1,582,152	$1,037,462
2021 Revolver, due September 3, 2026 1 5	300,000	43,000
Long-term debt, including revolving line of credit	$1,882,152	$1,080,462

1Refer to Note 12 for information regarding the fair value of debt.
2As of September 30, 2023, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.1 million and $1.0 million in deferred loan costs, respectively. As of December 31, 2022, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.2 million and $1.3 million in deferred loan costs, respectively.
3As of September 30, 2023, the carrying amount of the 2023 Term Loan was net of $0.9 million in deferred loan costs.
4The revenue equipment installment loans were assumed at the close of the U. S. Xpress Acquisition and have a weighted average interest rate of 4.5% as of September 30, 2023.
5The Company also had outstanding letters of credit of $21.2 million and $15.8 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities at September 30, 2023 and December 31, 2022, respectively. The Company also had outstanding letters of credit of $264.3 million and $173.1 million under a separate bilateral agreement which do not impact the availability of the 2021 Revolver as of September 30, 2023 and December 31, 2022, respectively.

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
1The interest rate margin for the 2021 Term Loans and 2021 Revolver is based on the Company's consolidated leverage ratio. As of September 30, 2023, interest accrued at 6.39% on the 2021 Term Loan A-2, 6.51% on the 2021 Term Loan A-3, and 6.53% on the 2021 Revolver.
2The commitment fee for the unused portion of the 2021 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of September 30, 2023, commitment fees on the unused portion of the 2021 Revolver accrued at 0.1% and outstanding letter of credit fees accrued at 1.1%.
Pursuant to the 2021 Debt Agreement, the 2021 Revolver and the 2021 Term Loans contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2021 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2021 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2021 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2021 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of September 30, 2023, the Company was in compliance with the covenants under the 2021 Debt Agreement.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
2023 Term Loan — On June 22, 2023, the Company entered into the $250.0 million 2023 Term Loan (an unsecured credit facility) with a group of banks. The 2023 Term Loan matures on September 3, 2026. There are no scheduled principal payments due until maturity. The 2023 Term Loan contains terms similar to the 2021 Debt Agreement. The proceeds received from the 2023 Term Loan were used to pay fees, commissions and expenses in connection with the Company's acquisition of U.S. Xpress. The interest rate applicable to the 2023 Term Loan is subject to a leverage-based grid and as of September 30, 2023 is equal to SOFR plus the 0.1% SOFR adjustment plus 1.375%. As of September 30, 2023, interest accrued at 6.79% on the 2023 Term Loan.

U.S. Xpress's Revenue Equipment Installment Notes — In connection with the U.S. Xpress Acquisition, the Company assumed revenue equipment installment notes with various lenders to finance tractors and trailers. Payments are due in monthly installments with final maturities at various dates through March 15, 2028, and the notes are secured by related revenue equipment with a net book value of $256.7 million as of September 30, 2023. Payment terms generally range from 36 months to 84 months. The interest rates as of September 30, 2023 range from 2% to 7%.

ACT's Prudential Notes — The 2021 Prudential Notes allow ACT to borrow up to $125.0 million, less amounts currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes have interest rates ranging from 4.05% to 4.40% and various maturity dates ranging from October 2023 through January 2028. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2021 Debt Agreement. As of September 30, 2023, ACT had $98.2 million available for issuance under the agreement.
Fair Value Measurement — See Note 12 for fair value disclosures regarding the Company's debt instruments.

Note 7 — Defined Benefit Pension Plan
Net periodic pension income and benefits paid during the quarters ended September 30, 2023 and 2022 were immaterial.
Assumptions
A weighted-average discount rate of 5.58% was used to determine benefit obligations as of September 30, 2023.
The following weighted-average assumptions were used to determine net periodic pension cost:

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
Discount rate	4.86%	4.33%	4.79%	3.13%
Expected long-term rate of return on pension plan assets	6.00%	6.00%	6.00%	6.00%

Refer to Note 12 for additional information regarding fair value measurements of the Company's investments.

Note 8 — Purchase Commitments
As of September 30, 2023, the Company had outstanding commitments to purchase revenue equipment of $284.2 million in the remainder of 2023 ($179.7 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of finance leases, operating leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of September 30, 2023, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $49.8 million in the remainder of 2023, $19.1 million from 2024 through 2025, $2.0 million from 2026 through 2027, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $9.2 million, relating to the Company's outstanding legal proceedings as of September 30, 2023.

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
Recent Developments and Current Status
In April 2019, the parties reached settlement of this matter. In January 2020, the court granted final approval of the settlement. Two objectors appealed the court’s decision granting final approval of the settlement. The Company paid this settlement on July 10, 2023.

California Wage and Hour Class Action Litigation - U.S. Xpress
The plaintiffs generally allege one or more of the following: that class members were 1) not paid for off-the-clock work; 2) not provided duty free meal or rest breaks; 3) not paid premium pay in their absence; 4) not paid the California minimum wage for all hours worked in that state; 5) not provided accurate and complete itemized wage statements; and 6) not paid all accrued wages at the end of their employment.
Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Various	U.S. Xpress	December 23, 2015	United States District Court for the Central District of California
Recent Developments and Current Status
In February 2023, the parties reached an agreement to settle the California Wage and Hour Class Action Litigation, exclusive of employer-side taxes. On September 19, 2023, the court granted final approval of the settlement. No party objected to the settlement. The settlement amount (including employer-side taxes) is payable by November 2, 2023 and the loss has accordingly been accrued as of September 30, 2023.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

SHAREHOLDER MATTERS - U.S. Xpress
Stockholder Derivative Action
The plaintiffs generally allege that U.S. Xpress made false and/or misleading statements in the registration statement and prospectus filed with the SEC in connection with the IPO and that the Individual Defendants breached their fiduciary duties by causing or allowing U.S. Xpress to make such statements. The complaint alleges that U.S. Xpress has been damaged by the alleged wrongful conduct as a result of, among other things, being subjected to the time and expense of the securities class action lawsuits that have been filed relating to the IPO. In addition to a claim for alleged breach of fiduciary duties, the lawsuit alleges claims against the Individual Defendants for unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.
Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Various	Five executives and five independent board members of U.S. Xpress (collectively, the "Individual Defendants")	June 7, 2019	District Court for Clark County, Nevada
Recent Developments and Current Status
The lawsuit was dismissed without prejudice on August 14, 2023.
Stockholder Claims
Between November 2018 and April 2019, eight substantially similar putative securities class action complaints were filed against U.S. Xpress and certain other defendants: five in the Circuit Court of Hamilton County, Tennessee (“Tennessee State Court Cases”), two in the U.S. District Court for the Eastern District of Tennessee (“Federal Court Cases”), and one in the Supreme Court of the State of New York (“New York State Court Case”). The putative class action lawsuits generally allege that U.S. Xpress made false and/or misleading statements in the registration statement and prospectus filed with the Securities and Exchange Commission (“SEC”) in connection with the June 2018 initial public offering (“IPO”).
Plaintiff(s)	Defendant(s)	Date instituted	Court or agency currently pending in
Various	U.S. Xpress, five officers or directors, and the seven underwriters who participated in the IPO	November 2018	Circuit Court of Hamilton County, Tennessee, U.S. District Court for the Eastern District of Tennessee and Supreme Court of the State of New York

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

SHAREHOLDER MATTERS - U.S. Xpress (Continued)
Recent Developments and Current Status
Tennessee State Court Cases

The Consolidated Amended Class Action Complaint (the “Consolidated State Court Complaint”) filed on May 10, 2019 in the Circuit Court of Hamilton County, Tennessee against U.S. Xpress, five officers or directors, and the seven underwriters who participated in the IPO, alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”). The lawsuit is purportedly brought on behalf of a putative class.

On November 13, 2020, the court presiding over the Tennessee State Court Cases entered an order, granting in part and denying in part the defendants’ Motions to Dismiss the Consolidated State Court Complaint. The court held that the plaintiffs failed to state a claim for violation of the Securities Act with respect to the majority of statements challenged as false or misleading in the Consolidated State Court Complaint. The court, however, held that the Consolidated State Court Complaint sufficiently alleged violations of the Securities Act with respect to one statement from the IPO registration statement and prospectus that the plaintiffs alleged to be false or misleading, both on theories of alleged misrepresentations and material omissions.

New York State Court Case

On March 14, 2019, a substantially similar putative class action complaint was filed in the Supreme Court of the State of New York, County of New York, by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the Tennessee State Court Cases. On December 18, 2020, defendants filed a Motion to Dismiss or Stay the New York State Case both on the merits and in deference to the pending actions in Tennessee. On March 5, 2021, the court presiding over the New York State Case dismissed the case, and on January 13, 2022, the court entered a motion denying plaintiff’s motion for reconsideration.

Federal Court Cases

The operative amended complaint was filed on October 8, 2019 (“Amended Federal Complaint”), which named the same defendants as the Tennessee State Court Cases. The Amended Federal Complaint is made on behalf of a putative class. In addition to claims for alleged violations of Section 11 and 15 of the Securities Act, the Amended Federal Complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) against U.S. Xpress, its Chief Executive Officer and its Chief Financial Officer. On June 30, 2020, the court presiding over the Federal Court Cases issued its ruling granting in part and denying in part the defendants’ Motions to Dismiss the Amended Federal Complaint. The court dismissed entirely the plaintiffs’ claims for alleged violations of the Exchange Act and further held that the plaintiffs failed to state a claim for violation of the Securities Act with respect to the majority of statements challenged as false or misleading in the Amended Federal Complaint. The court, however, held that the Federal Amended Complaint sufficiently alleged violations of the Securities Act with respect to two statements from the IPO registration statement and prospectus that the plaintiffs alleged to be false or misleading, both on theories of alleged misrepresentations and material omissions.

Settlement

The parties reached a settlement with the Federal Court and Tennessee State Court plaintiffs. On March 27, 2023, the parties filed the stipulation of settlement with the Federal Court, and on March 28, 2023, the Federal Court entered an order granting preliminary approval of the settlement. The Federal Court entered an order granting final approval of the settlement on July 12, 2023. The monetary component of the settlement in principle is to be paid by the applicable insurance carriers.

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
The Company made no share repurchases during the quarter and year-to-date periods ended September 30, 2023.$0
The following table presents the Company's repurchases of its common stock during 2022 under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		Quarter Ended September 30, 2022		Year-to-Date September 30, 2022
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
		(shares and dollars in thousands)
November 24, 2020	$250,000	—	$—	2,821	$149,982
April 19, 2022 [1]	$350,000	—	$—	3,180	$149,959
		—	$—	6,001	$299,941

1    $200.0 million remained available under the 2022 Knight-Swift Repurchase Plan as of September 30, 2023 and December 31, 2022.

Note 11 — Weighted Average Shares Outstanding
Earnings per share, basic and diluted, as presented in the condensed consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
	(In thousands)
Basic weighted average common shares outstanding	161,332	160,665	161,124	162,785
Dilutive effect of equity awards	556	907	658	935
Diluted weighted average common shares outstanding	161,888	161,572	161,782	163,720
Anti-dilutive shares excluded from earnings per diluted share [1]	57	132	141	321
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		September 30, 2023		December 31, 2022
	Condensed Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments	Other long-term assets	$97,878	$97,878	$103,517	$103,517
Investments in equity securities	Other long-term assets	—	—	1,668	1,668
Convertible note	Other current assets	—	—	11,341	11,341

Financial Liabilities:
2021 Term Loan A-2, due September 2024 [1]	Finance lease liabilities and long-term debt – current portion	199,865	200,000	199,755	200,000
2021 Term Loan A-3, due September 2026 [1]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	798,970	800,000	798,705	800,000
2023 Term Loan, due September 2026 [2]	Long-term debt – less current portion	249,054	250,000	—	—
2021 Revolver, due September 2026	Revolving line of credit	300,000	300,000	43,000	43,000
Revenue equipment installment notes [3]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	296,884	296,884	—	—
2021 Prudential Notes [4]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	28,057	28,085	35,960	36,014
2022 RSA, due October 2025 [5]	Accounts receivable securitization	361,681	362,000	418,561	419,000
Mandatorily redeemable contingent consideration [6]	Accrued liabilities	134,107	134,107	—	—
Contingent consideration [6]	Accrued liabilities, Other long-term liabilities	40,859	40,859	4,217	4,217

1As of September 30, 2023, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.1 million and $1.0 million in deferred loan costs, respectively. As of December 31, 2022, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.2 million and $1.3 million in deferred loan costs, respectively.
2As of September 30, 2023, the carrying amount of the 2023 Term Loan was net of $0.9 million in deferred loan costs.
3As of September 30, 2023, the carrying amount of the revenue equipment installment notes included $1.6 million in fair value adjustments.
4As of September 30, 2023, the carrying amount of the 2021 Prudential Notes was net of approximately $28,000 in deferred loan costs and included $1.3 million in fair value adjustments. As of December 31, 2022, the carrying amount of the 2021 Prudential Notes was net of $0.1 million in deferred loan costs and included $1.7 million in fair value adjustments.
5The carrying amount of the 2022 RSA was net of $0.3 million and $0.4 million in deferred loan costs as of September 30, 2023 and December 31, 2022, respectively.
6Refer to Note 3 for information regarding the contingent consideration related to the U.S. Xpress Acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Assets) — As of September 30, 2023, the Company had no major categories of assets estimated at fair value that were measured on a recurring basis.
The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of assets measured on a recurring basis as of December 31, 2022:

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
•Quarter Ended Gain (Loss) Activities: The Company recognized an unrealized gain of $0.3 million during the quarter ended September 30, 2022.
•Year-to-date Gain (Loss) Activities: The Company recognized an unrealized gain of $0.9 million during the year-to-date period ended September 30, 2022.
2Investments in equity securities — The condensed consolidated statements of comprehensive income include the fair value activities from the Company's investments in equity securities within "Other income (expenses), net". The estimated fair value is based on quoted prices in active markets that are readily and regularly obtainable.
•Quarter Ended Gain (Loss) Activities: During the quarter ended September 30, 2022, the Company recognized a gain of $0.5 million, which consisted of $7.0 million in realized gains from the Company's other investments in equity securities. This was partially offset by $6.5 million in unrealized losses, primarily from mark-to-market adjustments of the Company's equity investment in Embark.
•Year-to-date Gain (Loss) Activities: During the year-to-date period ended September 30, 2022, the Company recognized a loss of $51.0 million, which consisted of $62.4 million in unrealized losses, primarily from mark-to-market adjustments of the Company's investment in Embark. This was partially offset by $11.4 million realized gains from the Company's other investments in equity securities.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of September 30, 2023 and December 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of September 30, 2023
Mandatorily redeemable contingent consideration [1]	$134,107	$—	$—	$134,107	$—
Contingent consideration 1 2	$40,859	$—	$—	$40,859	$3,359
As of December 31, 2022
Contingent consideration [2]	$4,217	$—	$—	$4,217	$—

1Refer to Note 3 for information regarding the contingent consideration related to the U.S. Xpress Acquisition.
2Contingent consideration is associated with acquisitions and investments. The Company recognized a gain of $0.9 million during the quarter ended September 30, 2023 and a gain of $3.4 million during the year-to-date period ended September 30, 2023. The Company did not recognize any gains (losses) in the quarter and year-to-date periods ended September 30, 2022 related to the revaluation of these liabilities.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Nonrecurring Fair Value Measurements (Assets) — As of September 30, 2023, the Company had no major categories of assets estimated at fair value that were measured on a nonrecurring basis.
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
Nonrecurring Fair Value Measurements (Liabilities) — As of September 30, 2023 and December 31, 2022, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.
Gain on Sale of Revenue Equipment — Net gains on disposals, including disposals of property and equipment classified as assets held for sale, are reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income. The Company recorded net gains on disposals of:
•$11.4 million and $15.6 million for the quarters ended September 30, 2023 and 2022, respectively.
•$46.6 million and $73.4 million for the year-to-date periods ended September 30, 2023 and 2022, respectively.
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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of September 30, 2023
Fixed income funds	50,587	50,587	—	—
Cash and cash equivalents	387	387	—	—
Total pension plan assets	$50,974	$50,974	$—	$—

As of December 31, 2022
US equity funds	$10,901	$10,901	$—	$—
International equity funds	4,828	4,828	—	—
Fixed income funds	34,728	34,728	—	—
Cash and cash equivalents	2,078	2,078	—	—
Total pension plan assets	$52,535	$52,535	$—	$—

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 13 — Related Party Transactions

	Quarter Ended September 30,				Year-to-Date September 30,
	2023		2022		2023		2022
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases	$—	$21	$—	$78	$—	$67	$—	$263
Other Services	$—	$9	$20	$9	$27	$402	$58	$27

	September 30, 2023		December 31, 2022
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	$—	$40	$24	$39

1"Certain affiliates" includes entities that are associated with various board members and executives and require approval by the Audit Committee of the Board prior to completing transactions. Transactions with these entities generally include facility and equipment leases, equipment sales, and other services.
Aircraft Purchase — During the quarter ended September 30, 2023, the Company purchased an airplane for $6.0 million from related parties.

Note 14 — Financial Information by Segment and Geography
Segment Information

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
Revenue:	(In thousands)
Truckload	$1,380,781	$1,160,735	$3,346,685	$3,430,075
LTL	284,168	278,615	806,577	817,587
Logistics	159,489	210,673	417,715	741,374
Intermodal	101,219	130,777	316,118	372,870
Subtotal	$1,925,657	$1,780,800	$4,887,095	$5,361,906
Non-reportable segments	119,677	139,435	391,773	385,186
Intersegment eliminations	(25,398)	(23,396)	(69,021)	(62,133)
Total revenue	$2,019,936	$1,896,839	$5,209,847	$5,684,959

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
Operating income (loss):	(In thousands)
Truckload	$48,361	$175,802	$232,171	$587,215
LTL	32,275	30,859	89,095	101,003
Logistics	10,364	27,459	32,750	110,809
Intermodal	(4,524)	12,834	(6,054)	42,176
Subtotal	$86,476	$246,954	$347,962	$841,203
Non-reportable segments	(5,420)	18,487	(28,089)	48,102
Operating income	$81,056	$265,441	$319,873	$889,305

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
Depreciation and amortization of property and equipment:	(In thousands)
Truckload	$135,774	$114,946	$369,006	$338,014
LTL	17,069	15,699	50,077	46,280
Logistics	1,048	566	3,078	1,708
Intermodal	5,194	4,324	14,403	12,424
Subtotal	$159,085	$135,535	$436,564	$398,426
Non-reportable segments	17,528	14,828	52,396	44,463
Depreciation and amortization of property and equipment	$176,613	$150,363	$488,960	$442,889

Geographical Information
In the aggregate, total revenue from the Company's international operations was less than 5.0% of consolidated total revenue for the quarter and year-to-date periods ended September 30, 2023 and 2022. Additionally, long-lived assets on the Company's international subsidiary balance sheets were less than 5.0% of consolidated total assets as of September 30, 2023 and December 31, 2022.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•political conditions and regulations, including conflicts, trade regulation, quotas, duties, or tariffs, and any future changes to the foregoing,
•future purchased transportation expense,
•the future impact of acquisitions, including future integration efforts and synergies and future operating performance and profitability of U.S. Xpress, and
•others.
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
Key Financial Highlights — Year-to-Date September 30, 2023
Consolidated operating income decreased 64.0% to $319.9 million in the year-to-date period ended September 30, 2023, as compared to the same period last year. Net income attributable to Knight-Swift decreased 63.4% to $227.8 million.
•Truckload — 93.1% operating ratio during the year-to-date period ended September 30, 2023. The Adjusted Operating Ratio1 was 91.5%, with an 0.5% year-over-year decrease in revenue, excluding fuel surcharge and intersegment transactions, driven by a 3.0% decrease in revenue per tractor, partially offset by an 8.5% increase in miles per tractor.
•LTL — 89.0% operating ratio during the year-to-date period ended September 30, 2023. The Adjusted Operating Ratio1 was 85.2%, a 220 basis point increase year-over-year, as a result of softer volumes, higher wages, and the decline in fuel surcharge revenue year-over-year.
•Logistics — 92.2% operating ratio during the year-to-date period ended September 30, 2023. The Adjusted Operating Ratio1 was 91.8%, while load count decreased 23.0%.
•Intermodal — 101.9% operating ratio during the year-to-date period ended September 30, 2023, with a 19.9% decrease in average revenue per load, partially offset by an increase in load count of 5.9% year-over-year.
•Non-reportable Segments — Revenue grew 1.7% year-over-year, though operating income fell to a loss of $28.1 million driven by a $53.8 million operating loss (or $0.27 per diluted share) in our third-party insurance business primarily as a result of increased frequency and unfavorable claim development and premium collection issues associated with small carriers.
•U.S. Xpress Acquisition — On July 1, 2023, we acquired U.S. Xpress. Further details regarding the acquisition are included in Note 3 in Part 1, Item 1 of this Quarterly Report.
•Liquidity and Capital — During the year-to-date period ended September 30, 2023, we generated $873.5 million in operating cash flows and Free Cash Flow1 of $235.1 million. We paid down $44.4 million in finance lease liabilities and $68.1 million in operating lease liabilities. We obtained financing of $250.0 million in new long-term debt, $257.0 million from net borrowings on our revolving credit facilities and assumed $337.9 million in debt and equipment financing related to the U.S. Xpress Acquisition. As of September 30, 2023, we had a balance of $193.4 million in unrestricted cash and cash equivalents, $1.3 billion face value outstanding on the 2021 Term Loans and 2023 Term Loan, and $7.1 billion of stockholders' equity. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.
________
1Refer to "Non-GAAP Financial Measures" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Data and Operating Metrics

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$2,019,936	$1,896,839	$5,209,847	$5,684,959
Revenue, excluding truckload and LTL fuel surcharge	$1,775,249	$1,649,982	$4,615,990	$4,992,391
Net income attributable to Knight-Swift	$60,194	$194,795	$227,804	$622,624
Earnings per diluted share	$0.37	$1.21	$1.41	$3.80
Operating ratio	96.0%	86.0%	93.9%	84.4%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$67,162	$204,967	$264,271	$660,019
Adjusted EPS [1]	$0.41	$1.27	$1.63	$4.03
Adjusted Operating Ratio [1]	93.8%	83.1%	91.6%	81.2%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	24,159	18,196	20,054	18,072
Average trailers [3]	95,976	75,432	85,125	73,476
LTL
Average tractors [4]	3,206	3,223	3,177	3,147
Average trailers [5]	8,496	8,472	8,445	8,392
Intermodal
Average tractors	677	628	647	612
Average containers	12,669	12,138	12,780	11,552
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.5 years and 2.8 years as of September 30, 2023 and 2022, respectively.
3Our average trailers includes 8,432 and 7,952 trailers related to leasing activities recorded within our non-reportable segments for the quarters ended September 30, 2023 and 2022, respectively. Our trailer fleet within the Truckload segment had a weighted average age of 9.1 years and 9.5 years as of September 30, 2023 and 2022, respectively.
Our average trailers includes 8,599 and 7,282 trailers related to leasing activities recorded within our non-reportable segments for the year-to-date period September 30, 2023 and 2022, respectively.
4Our LTL tractor fleet had a weighted average age of 4.3 years and 4.3 years as of September 30, 2023 and 2022, respectively. Our LTL tractor fleet includes 609 and 720 tractors from ACT's and MME's dedicated and other businesses for the quarters ended September 30, 2023 and 2022, respectively. Our LTL tractor fleet includes 610 and 705 tractors from ACT's and MME's dedicated and other businesses for the year-to-date period September 30, 2023 and 2022, respectively.
5Our LTL trailer fleet had a weighted average age of 8.5 years and 8.0 years as of September 30, 2023 and 2022, respectively. Our LTL trailer fleet includes 777 and 999 trailers from ACT's and MME's dedicated and other businesses for the quarters ended September 30, 2023 and 2022, respectively. Our LTL trailer fleet includes 778 and 956 trailers from ACT's and MME's dedicated and other businesses for the year-to-date period September 30, 2023 and 2022, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Outlook
The national unemployment rate was 3.8%1 as of September 30, 2023, as compared to 3.5%1 as of September 30, 2022. The US gross domestic product, which is the broadest measure of goods and services produced across the economy, increased by 4.9%2 on a year-over-year basis, per preliminary third-party forecasts. The increase, compared to the 2022 increase of 2.6%, primarily reflected increases in consumer spending and inventory investment. Early estimates of the third quarter 2023 US employment cost index indicate a year-over-year increase of 4.3%1 and a sequential increase of 1.1%1.
The freight market outlook for the remainder of 2023 includes the following:
•LTL demand remains solid as recent market disruptions continue to be sorted out,
•LTL improvement in revenue (excluding fuel surcharge) per hundredweight year-over-year,
•Truckload muted peak season demand with limited non-contract opportunities,
•Truckload spot rates show minimal improvement in line with seasonal patterns,
•Truckload capacity continues to exit at an accelerating rate,
•Cost inflation continues to be a challenge, though pace eases,
•Equipment availability continues to improve,
•Demand in the used equipment market weakens further as small carriers struggle,
•Labor alternatives in the general economy remain attractive, providing a headwind to hiring and utilization until freight conditions improve.
Based on the above market factors, our Company outlook for the remainder of 2023 includes the following:
•Truckload rates stabilize at current levels for the fourth quarter,
•Truckload tractor count down modestly sequentially,
•Excluding the results of U.S. Xpress, miles per tractor increase low single digits year-over-year in the fourth quarter,
•LTL revenue, excluding fuel surcharge increases mid-teens year-over-year in the fourth quarter with a similar margin profile,
•LTL shipment count and revenue per hundredweight, excluding fuel surcharge improve high single digit percent year-over-year in the fourth quarter,
•U.S. Xpress Adjusted EPS dilutive impact in the fourth quarter expected to be approximately ($0.05) as performance continues to improve,
•Logistics volume and revenue per load stabilize in the fourth quarter, with an operating ratio in the low 90s,
•Intermodal operating ratio slightly profitable with volumes stable sequentially,
•Non-reportable operating income to decline roughly $10 million - $15 million sequentially as third-party insurance losses are expected to be $10 million - $15 million and our other businesses experience their typical seasonal slowdown,
•Equipment gains to be in the range of $8 million - $12 million in the fourth quarter,
•Minimal increase in interest expense from the third quarter,
•Net cash capital expenditures for the full year 2023 expected range of $700 million - $750 million,
•Expected tax rate of approximately 26% for the fourth quarter of 2023.
In addition to the above, we expect the Truckload segment will continue to pursue opportunities, as we implement a decentralized operating model within our new U.S. Xpress locations, and the Logistics segment will continue to provide value to our customers through our power-only and traditional brokerage service offerings. Our ACT and MME teams are working together to further build out a super-regional network that we expect will provide additional yield and revenue opportunities, as we believe we have addressed the material challenges of integrating ACT's and MME's networks. The Intermodal segment continues to build out its network that aligns with our new rail partners. Our non-reportable segments are further expanding to complement our other service offerings even as we work to evaluate strategic alternatives for the insurance business, including potential reinsurance strategies for the outstanding liabilities, in order to help insulate our business from the volatility primarily arising from prior years.

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
________
1Source: bls.gov
2Source: bea.gov

Results of Operations — Summary
Note: The reported results do not include U.S. Xpress's operating results prior to its acquisition by the Company on July 1, 2023, in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's quarter and year-to-date September 30, 2023 results and prior periods may not be meaningful.

Operating Results: Third Quarter 2023 Compared to Third Quarter 2022
The $134.6 million decrease in net income attributable to Knight-Swift to $60.2 million during the third quarter of 2023 from $194.8 million during the same period last year includes the following:
•Contributor — $127.4 million decrease in operating income within our Truckload segment. Year-over-year 8.2% decrease in average revenue per tractor, offset by a 21.9% increase in revenue, excluding fuel surcharge and intersegment transactions, primarily due to the inclusion of U.S. Xpress in our results.
•Contributor — $17.1 million decrease in operating income within our Logistics segment due to 10.3% decline in load count.
•Contributor — $17.4 million decrease in operating income within our Intermodal segment, driven by a 26.6% decrease in revenue per load, partially offset by a 5.5% increase in load count.
•Contributor — $23.9 million decrease in operating income within the non-reportable segments, primarily due to a $15.9 million operating loss from our Iron Insurance line of business.
•Contributor — $24.7 million increase in consolidated interest expense primarily driven by higher debt balances related to the U.S. Xpress Acquisition and higher interest rates.
•Offset — $1.4 million increase in operating income within our LTL segment partly due to a 4.8% increase in shipments per day.
•Offset — $2.9 million increase in "Other income (expenses), net," primarily driven by a net gain recorded within our portfolio of investments during the third quarter of 2023.
•Offset — $66.9 million decrease in consolidated income tax expense, primarily due to a reduction of pre-tax income, a partial release of the valuation allowance associated with the U.S. Xpress net operating loss and tax credit carryforward benefits, an increase in stock compensation deductions, and a reduction in state deferred taxes. This resulted in an effective tax rate of (2.1)% for the third quarter of 2023, and 25.2% for the third quarter of 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Operating Results: Year-to-Date September 30, 2023 Compared to Year-to-Date September 30, 2022
The $394.8 million decrease in net income attributable to Knight-Swift to $227.8 million during the year-to-date period ended September 30, 2023 from $622.6 million during the same period last year includes the following:
•Contributor — $355.0 million decrease in operating income within our Truckload segment, primarily due to a 10.5% decrease in revenue, excluding fuel surcharge and intercompany transactions, per loaded mile which was partially offset by an 8.5% increase in miles per tractor during the year-to-date period ended September 30, 2023.
•Contributor — $78.1 million decrease in operating income within our Logistics segment due to a 23.0% decline in load count.
•Contributor — $48.2 million decrease in operating income within our Intermodal segment, driven by a 19.9% decrease in revenue per load.
•Contributor — $76.2 million decrease in operating income within the non-reportable segments, primarily due to a $53.8 million operating loss from our Iron Insurance line of business.
•Contributor — $56.1 million increase in consolidated interest expense primarily driven by higher debt balances related to the U.S. Xpress Acquisition and higher interest rates.
•Contributor — $11.9 million decrease in operating income within our LTL segment partly due to a 1.6% decrease in shipments per day, increased wages, and early year system disruption in transitioning MME to ACT's operational network.
•Offset — $62.3 million increase in "Other income (expenses), net," primarily driven by an unrealized loss on our investment in Embark recorded in the year-to-date period ended September 30, 2022 and a net gain recorded within our portfolio of investments during the year-to-date period ended September 30, 2023.
•Offset — $153.5 million decrease in consolidated income tax expense was primarily due to a reduction of pre-tax income, a partial release of the valuation allowance associated with the U.S. Xpress net operating loss and tax credit carryforward benefits, an increase in stock compensation deductions, and a reduction in state deferred taxes. This resulted in an effective tax rate of 19.1% for the year-to-date period ended September 30, 2023, and 24.9% for the year-to-date period ended September 30, 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain non-reportable segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
Revenue:	(In thousands)
Truckload	$1,380,781	$1,160,735	$3,346,685	$3,430,075
LTL	284,168	278,615	806,577	817,587
Logistics	159,489	210,673	417,715	741,374
Intermodal	101,219	130,777	316,118	372,870
Subtotal	$1,925,657	$1,780,800	$4,887,095	$5,361,906
Non-reportable segments	119,677	139,435	391,773	385,186
Intersegment eliminations	(25,398)	(23,396)	(69,021)	(62,133)
Total revenue	$2,019,936	$1,896,839	$5,209,847	$5,684,959

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
Operating income (loss):	(In thousands)
Truckload	$48,361	$175,802	$232,171	$587,215
LTL	32,275	30,859	89,095	101,003
Logistics	10,364	27,459	32,750	110,809
Intermodal	(4,524)	12,834	(6,054)	42,176
Subtotal	$86,476	$246,954	$347,962	$841,203
Non-reportable segments	(5,420)	18,487	(28,089)	48,102
Operating income	$81,056	$265,441	$319,873	$889,305

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base with approximately 17,000 irregular route and 7,200 dedicated tractors.
•Our LTL business, which was initially established in 2021 through the ACT acquisition and later the MME acquisition, provides our customers with regional LTL transportation service through our growing network of approximately 100 facilities and a door count of approximately 4,500. Our LTL segment operates approximately 3,200 tractors and approximately 8,500 trailers and also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We continue to offer power-only services through our Logistics segment leveraging our fleet of nearly 96,000 trailers.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Truckload Segment
We generate revenue in the Truckload segment primarily through irregular route, dedicated, refrigerated, expedited, flatbed, and cross-border service operations across our brands. We operated approximately 17,000 irregular route tractors and approximately 7,200 dedicated route tractors in use during the quarter ended September 30, 2023. Generally, we are paid a predetermined rate per mile or per load for our truckload services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Truckload segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$1,380,781	$1,160,735	$3,346,685	$3,430,075	19.0%		(2.4%)
Revenue, excluding fuel surcharge and intersegment transactions	$1,179,978	$967,769	$2,875,331	$2,890,782	21.9%		(0.5%)
GAAP: Operating income	$48,361	$175,802	$232,171	$587,215	(72.5%)		(60.5%)
Non-GAAP: Adjusted Operating Income [1]	$60,148	$176,126	$244,600	$588,186	(65.8%)		(58.4%)
Average revenue per tractor [2]	$48,842	$53,186	$155,081	$159,959	(8.2%)		(3.0%)
GAAP: Operating ratio [2]	96.5%	84.9%	93.1%	82.9%	1,160	bps	1,020	bps
Non-GAAP: Adjusted Operating Ratio 1 2	94.9%	81.8%	91.5%	79.7%	1,310	bps	1,180	bps
Non-paid empty miles percentage [2]	13.6%	14.8%	14.5%	14.5%	(120	bps)	—	bps
Average length of haul (miles) [2]	400	398	393	395	0.5%		(0.5%)
Total miles per tractor [2]	20,384	19,391	62,781	57,853	5.1%		8.5%
Average tractors 2 3	24,159	18,196	20,054	18,072	32.8%		11.0%
Average trailers 2 4	95,976	75,432	85,125	73,476	27.2%		15.9%
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above. In order to improve comparability, average tractors of 18,541 is used as the denominator in the average revenue per tractor and total miles per tractor calculations for year-to-date 2023, reflecting the pro-rata portion of the year for which U.S. Xpress' results of operations were reported following the close of the U.S. Xpress Acquisition.
3    Includes 21,676 and 16,283 average company-owned tractors for the third quarter of 2023 and 2022, respectively.
Includes 17,977 and 16,205 average company-owned tractors for the year-to-date periods ended September 30, 2023 and 2022, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

4    Our average trailers includes 8,432 and 7,952 trailers related to leasing activities recorded within our non-reportable operating segments for the quarters ended September 30, 2023 and 2022, respectively. Our average trailers includes 8,599 and 7,282 trailers related to leasing activities recorded within our non-reportable operating segments for the year-to-date periods ended September 30, 2023 and 2022, respectively.
Comparison Between the Quarters Ended September 30, 2023 and 2022 — The Truckload segment experienced an extremely difficult environment, operating with a 94.9% Adjusted Operating Ratio as ongoing soft demand and a sustained increase in fuel prices were headwinds during the quarter. The Adjusted Operating Ratio of the truckload business, excluding U.S. Xpress that was acquired at the beginning of the quarter, was slightly improved from the second quarter of 2023 as a result of our cost reduction efforts, while the inclusion of U.S. Xpress negatively impacted the Adjusted Operating Ratio by 340 basis points. Revenue per loaded mile, excluding fuel surcharge and intersegment transactions, declined 14.0% year-over-year (11.8% before including the U.S. Xpress truckload business) as the spring bid activity is now fully realized. Excluding U.S. Xpress, miles per tractor increased 1.0%, which represents the first year-over-year increase in 2023. Revenue, excluding fuel surcharge and intersegment transactions, was $1.2 billion, an increase of 21.9% year-over-year.
Comparison Between Year-to-Date September 30, 2023 and 2022 — The Truckload segment operated with an 91.5% Adjusted Operating Ratio. The inclusion of U.S. Xpress negatively impacted the Adjusted Operating Ratio by 160 basis points. Revenue per loaded mile, excluding fuel surcharge and intersegment transactions, declined 10.5% year-over-year (10.8% before including the U.S. Xpress truckload business). Revenue, excluding fuel surcharge and intersegment transactions, was $2.9 billion, a decrease of 0.5% year-over-year.

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

	Quarter Ended September 30,		Year-to-Date September 30,			QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022		QTD 2022		YTD 2022
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$284,168	$278,615	$806,577	$817,587		2.0%		(1.3%)
Revenue, excluding fuel surcharge and intersegment transactions	$239,984	$224,443	$682,491	$663,296		6.9%		2.9%
GAAP: Operating income	$32,275	$30,859	$89,095	$101,003		4.6%		(11.8%)
Non-GAAP: Adjusted Operating Income [1]	$36,195	$34,891	$100,855	$112,975		3.7%		(10.7%)
GAAP: Operating ratio [2]	88.6%	88.9%	89.0%	87.6%	(30	bps)	140	bps
Non-GAAP: Adjusted Operating Ratio 1 2	84.9%	84.5%	85.2%	83.0%	40	bps	220	bps
LTL shipments per day [2]	19,712	18,809	18,771	19,083		4.8%		(1.6%)
LTL weight per shipment [2]	1,042	1,052	1,053	1,072		(1.0%)		(1.8%)
LTL average length of haul (miles) [2]	562	512	548	519		9.8%		5.6%
LTL revenue per shipment [2]	$196.59	$188.18	$191.36	$186.05		4.5%		2.9%
LTL revenue xFSC per shipment [2]	$165.80	$151.07	$161.74	$151.14		9.8%		7.0%
LTL revenue per hundredweight [2]	$18.86	$17.89	$18.17	$17.35		5.4%		4.7%
LTL revenue xFSC per hundredweight [2]	$15.91	$14.37	$15.36	$14.09		10.7%		9.0%
LTL average tractors 2 3	3,206	3,223	3,177	3,147		(0.5%)		1.0%
LTL average trailers 2 4	8,496	8,472	8,445	8,392		0.3%		0.6%
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Our LTL tractor fleet includes 609 and 720 tractors from ACT's and MME's dedicated and other businesses for the third quarter of 2023 and 2022, respectively. Our LTL tractor fleet includes 610 and 705 tractors from ACT's and MME's dedicated and other businesses for the year-to-date period September 30, 2023 and 2022, respectively.
4Our LTL trailer fleet includes 777 and 999 trailers from ACT's and MME's dedicated and other businesses for the third quarter of 2023 and 2022, respectively. Our LTL trailer fleet includes 778 and 956 trailers from ACT's and MME's dedicated and other businesses for the year-to-date period September 30, 2023 and 2022, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended September 30, 2023 and 2022 — Our LTL segment operated well, producing an 84.9% Adjusted Operating Ratio during the third quarter of 2023, as revenue, excluding fuel surcharge, grew 6.9% and Adjusted Operating Income increased 3.7% year-over-year. Volumes built throughout the quarter as a result of the disruption in the industry, though the operating leverage benefits of the incremental volumes were partially offset by the annual wage increase at the beginning of the quarter and the additional labor costs to maintain service levels as volume grew. Shipments per day increased 4.8% year-over-year. Revenue per hundredweight increased 10.7% excluding fuel surcharge, while revenue per shipment increased by 9.8%, excluding fuel surcharge, reflecting a 1.0% decrease in weight per shipment.
We expect our connected LTL network and the expanding use of shipment dimensioning technology will provide additional opportunities for revenue growth. We remain encouraged by the strong performance within our LTL segment, and we continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.
Comparison Between Year-to-Date September 30, 2023 and 2022 — Our LTL segment produced an 85.2% Adjusted Operating Ratio during the year-to-date period ended September 30, 2023, a 220 basis point degradation over the year-to-date period ended September 30, 2022. Shipments per day decreased 1.6%. Revenue per hundredweight increased 9.0% excluding fuel surcharge, while revenue per shipment increased by 7.0%, excluding fuel surcharge, reflecting a 1.8% decrease in weight per shipment.

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

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$159,489	$210,673	$417,715	$741,374	(24.3%)		(43.7%)
Revenue, excluding intersegment transactions	$158,601	$209,964	$413,160	$737,454	(24.5%)		(44.0%)
GAAP: Operating income	$10,364	$27,459	$32,750	$110,809	(62.3%)		(70.4%)
Non-GAAP: Adjusted Operating Income 1 2	$10,699	$27,794	$33,753	$111,812	(61.5%)		(69.8%)
Revenue per load [2]	$1,671	$1,985	$1,680	$2,310	(15.8%)		(27.3%)
Gross margin percentage [2]	18.0%	20.9%	19.0%	21.8%	(290	bps)	(280	bps)
GAAP: Operating ratio [2]	93.5%	87.0%	92.2%	85.1%	650	bps	710	bps
Non-GAAP: Adjusted Operating Ratio 1 2	93.3%	86.8%	91.8%	84.8%	650	bps	700	bps
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
Comparison Between the Quarters Ended September 30, 2023 and 2022 — The Logistics segment Adjusted Operating Ratio was 93.3%, with a gross margin of 18.0% in the third quarter of 2023, down from 20.9% in the third quarter of 2022 as pressure on top-line pricing is no longer being offset by corresponding reductions in purchased transportation costs. The logistics business effectively managed cost and navigated this challenging environment. The brokerage space continues to endure soft demand, causing our logistics load count to decline by 10.3% year-over-year. The soft demand resulted in revenue per load decreasing by 15.8% year-over-year. We continue to leverage our network of trailers as we build out our power-only service. We continue to innovate with technology intended to remove friction and allow seamless connectivity, leading to services that we expect will capture new opportunities for revenue growth.
Comparison Between Year-to-Date September 30, 2023 and 2022 — The Logistics segment Adjusted Operating Ratio was 91.8%, with a gross margin of 19.0% in the year-to-date period ended September 30, 2023, down from 21.8% in the year-to-date period ended September 30, 2022. The brokerage space continues to endure soft demand, causing our load count to decline by 23.0% and revenue per load to decrease by 27.3% during the year-to-date period ended September 30, 2023 when compared to the year-to-date period ended September 30, 2022.

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

	Quarter Ended September 30,		Year-to-Date September 30,			QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022		QTD 2022		YTD 2022
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$101,219	$130,777	$316,118	$372,870		(22.6%)		(15.2%)
Revenue, excluding intersegment transactions	$101,219	$130,777	$316,118	$372,823		(22.6%)		(15.2%)
GAAP: Operating income	$(4,524)	$12,834	$(6,054)	$42,176		(135.3%)		(114.4%)
Average revenue per load [1]	$2,714	$3,699	$2,889	$3,608		(26.6%)		(19.9%)
GAAP: Operating ratio [1]	104.5%	90.2%	101.9%	88.7%	1,430	bps	1,320	bps
Load count	37,292	35,354	109,430	103,343		5.5%		5.9%
Average tractors [2]	677	628	647	612		7.8%		5.7%
Average containers [2]	12,669	12,138	12,780	11,552		4.4%		10.6%
1    Defined under "Operating Statistics," above.
2    Includes 612 and 542 company-owned tractors for the third quarter of 2023 and 2022, respectively.
Includes 583 and 544 company-owned tractors for the year-to-date periods ended September 30, 2023 and 2022, respectively.
Comparison Between the Quarters Ended September 30, 2023 and 2022 — The Intermodal segment operated with a 104.5% operating ratio while total revenue decreased 22.6% to $101.2 million. While load count increased year-over-year by 5.5%, revenue per load declined 26.6% as a result of soft demand and competitive truck capacity. Improved rail partner pricing went into effect during the quarter, helping to offset the volume and price declines and improve operating margin slightly from the second quarter. This business reached breakeven in September, and we expect modest profitability in the fourth quarter.
We expect to continue to grow with new customers and expand with existing customers. With our container fleet count now approximately 12,700, we do not expect to order additional containers until we achieve meaningful improvement in our turns per container. Our capex strategy is shifting to chassis moving forward as we work to better optimize our operation and reduce equipment costs. We remain focused on growing our load count and improving the efficiency of our assets as Intermodal continues to provide value to our customers and is complementary to the many services we offer.
Comparison Between Year-to-Date September 30, 2023 and 2022 — The Intermodal segment operated with a 101.9% operating ratio while revenue excluding intersegment transactions decreased 15.2% to $316.1 million. Load count increased year-over-year by 5.9%, reflecting continued load growth since transitioning western rail partners in January 2022.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-reportable Segments
Our non-reportable segments include support services provided to our customers and third-party carriers including insurance, equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services. Our non-reportable segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and $18.9 million in quarterly amortization of intangibles related to the 2017 Merger and various acquisitions).

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2023 vs.	YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022	YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Total revenue	$119,677	$139,435	$391,773	$385,186	(14.2%)	1.7%
Operating (loss) income	$(5,420)	$18,487	$(28,089)	$48,102	(129.3%)	(158.4%)
Comparison Between the Quarters Ended September 30, 2023 and 2022 — Revenue declined 14.2% year-over-year, largely as a result of our actions designed to address the recent challenges within our third-party insurance program, including significantly reducing exposures. The $5.4 million operating loss within our non-reportable segments is modestly improved from the $7.1 million operating loss in the second quarter as improvement within other services provided greater offset to the ongoing losses in the third-party insurance business.
Comparison Between Year-to-Date September 30, 2023 and 2022 — Revenue growth of 1.7% between the year-to-date period ended September 30, 2023 and the year-to-date period ended September 30, 2022 was offset by the challenges within our third-party insurance program, resulting in a $28.1 million operating loss within our non-reportable segments. Overall, our Iron Insurance line of business produced a $53.8 million operating loss (or $0.27 per diluted share) during the year-to-date period ended September 30, 2023, primarily due to increased frequency and unfavorable claim development as well as insurance premium collection issues associated with small carriers who are struggling given the soft freight market conditions.
It will take some time for these changes in the insurance business to fully materialize in the results, but we are evaluating strategic alternatives for the insurance business, including potential reinsurance strategies for the outstanding liabilities, in order to help insulate our business from the volatility primarily arising from prior years.

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
Note: The reported results do not include U.S. Xpress's operating results prior to its acquisition by the Company on July 1, 2023, in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's quarter and year-to-date September 30, 2023 results and prior periods may not be meaningful.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$710,543	$559,849	$1,780,522	$1,645,861	26.9%		8.2%
% of total revenue	35.2%	29.5%	34.2%	29.0%	570	bps	520	bps
% of revenue, excluding truckload and LTL fuel surcharge	40.0%	33.9%	38.6%	33.0%	610	bps	560	bps
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
Comparison Between the Quarters Ended September 30, 2023 and 2022 — The $150.7 million increase in consolidated salaries, wages, and benefits for the third quarter of 2023, as compared to the third quarter of 2022, includes $177.3 million from the results of U.S. Xpress. This was partially offset by a decrease primarily related to a decrease in non-driver salaries and wages.
Comparison Between Year-to-Date September 30, 2023 and 2022 — The $134.7 million increase in consolidated salaries, wages, and benefits for the year-to-date period ended September 30, 2023, as compared to the year-to-date period ended September 30, 2022, includes $177.3 million from the results of U.S. Xpress. This was partially offset by a decrease primarily related to a decrease in non-driver salaries and wages.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Fuel	$272,376	$231,128	$628,435	$678,763	17.8%		(7.4%)
% of total revenue	13.5%	12.2%	12.1%	11.9%	130	bps	20	bps
% of revenue, excluding truckload and LTL fuel surcharge	15.3%	14.0%	13.6%	13.6%	130	bps	—	bps
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
Comparison Between Quarters Ended September 30, 2023 and 2022 — The $41.2 million increase in consolidated fuel expense for the third quarter includes $73.5 million from the results of U.S. Xpress. The increase is partially offset in part due to lower average weekly DOE fuel prices for the third quarter of 2023 as compared to the third quarter of 2022. Average weekly DOE fuel prices were $4.27 per gallon for the third quarter of 2023 and $5.09 per gallon for the third quarter of 2022.
Comparison Between Year-to-Date September 30, 2023 and 2022 — The $50.3 million decrease in consolidated fuel expense for the year-to-date period ended September 30, 2023 includes $73.5 million from the results of U.S. Xpress. The inclusion of U.S. Xpress's fuel expense was offset by lower average weekly DOE fuel prices for the year-to-date period ended September 30, 2023 as compared to the year-to-date period ended September 30, 2022. Average weekly DOE fuel prices were $4.20 per gallon for the year-to-date period ended September 30, 2023 and $4.99 per gallon for the year-to-date period ended September 30, 2022.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$142,913	$115,918	$343,604	$318,525	23.3%		7.9%
% of total revenue	7.1%	6.1%	6.6%	5.6%	100	bps	100	bps
% of revenue, excluding truckload and LTL fuel surcharge	8.1%	7.0%	7.4%	6.4%	110	bps	100	bps

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
Operations and maintenance expense increased $27.0 million for the third quarter of 2023 and $25.1 million for the year-to-date period ended September 30, 2023 as compared to the same periods last year. The increases for the third quarter and the year-to-date period ended September 30, 2023 include $42.6 million from the results of U.S. Xpress, partially offset by lower hiring and labor expense as well as lower road expense.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$148,865	$116,493	$424,210	$316,769	27.8%		33.9%
% of total revenue	7.4%	6.1%	8.1%	5.6%	130	bps	250	bps
% of revenue, excluding truckload and LTL fuel surcharge	8.4%	7.1%	9.2%	6.3%	130	bps	290	bps
Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, our level of self-insurance, and premium expense. In recent years, insurance carriers have raised premiums for many businesses, including transportation companies, and as a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention limits or reduce excess coverage limits when our policies are renewed or replaced. In addition, our Iron Insurance line of business offers insurance products to third-party carriers, earning additional premium revenues, which are partially offset by increased insurance reserves, but does increase our exposure to claims and inability to collect premiums. Insurance and claims expense also varies based on the number of miles driven by company driving associates and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in large, prior-year claims. In future periods, our higher self-insured retention limits, lower excess coverage limits, and exposure through Iron Insurance may cause increased volatility in our consolidated insurance and claims expense. We are evaluating strategic alternatives for the insurance business, including potential reinsurance strategies for the outstanding liabilities, in order to help insulate our business from the volatility primarily arising from prior years.
Consolidated insurance and claims expense increased by $32.4 million for the third quarter of 2023 and $107.4 million for the year-to-date period ended September 30, 2023, as compared to the same periods last year. The increases for the third quarter and the year-to-date period ended September 30, 2023 include $30.0 million from the results of U.S. Xpress. The remaining increase in the year-to-date period was predominately due to increased frequency and unfavorable claim development during the periods within our Iron Insurance line of business as well as negative developments within our self-insured retention limits.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$30,506	$26,628	$84,728	$85,869	14.6%		(1.3%)
% of total revenue	1.5%	1.4%	1.6%	1.5%	10	bps	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.7%	1.6%	1.8%	1.7%	10	bps	10	bps
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Operating taxes and licenses expenses increased by $3.9 million for the third quarter of 2023 and decreased $1.1 million for the year-to-date period ended September 30, 2023 but remained relatively flat as a percentage of revenue, excluding truckload and LTL fuel surcharge, as compared to the same periods last year. The changes include $4.2 million from the results of U.S. Xpress.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Communications	$8,411	$5,095	$20,344	$16,709	65.1%		21.8%
% of total revenue	0.4%	0.3%	0.4%	0.3%	10	bps	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	0.5%	0.3%	0.4%	0.3%	20	bps	10	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Communications expense increased $3.3 million for the third quarter of 2023 and $3.6 million for the year-to-date period ended September 30, 2023 but remained relatively flat as a percentage of revenue, excluding truckload and LTL fuel surcharge, as compared to the same periods last year. The changes include $3.2 million from the results of U.S. Xpress.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$176,613	$150,363	$488,960	$442,889	17.5%		10.4%
% of total revenue	8.7%	7.9%	9.4%	7.8%	80	bps	160	bps
% of revenue, excluding truckload and LTL fuel surcharge	9.9%	9.1%	10.6%	8.9%	80	bps	170	bps
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Consolidated depreciation and amortization of property and equipment increased by $26.3 million for the third quarter of 2023 and $46.1 million for the year-to-date period ended September 30, 2023, as compared to the same periods last year. The increases include $19.6 million from the results of U.S. Xpress. The additional increase was related to an increase in owned versus leased equipment and higher depreciation for capital improvements made to our terminals. We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment, terminal improvements, or terminal expansions in the remainder of 2023.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$18,907	$16,254	$51,595	$48,635	16.3%		6.1%
% of total revenue	0.9%	0.9%	1.0%	0.9%	—	bps	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.1%	1.0%	1.1%	1.0%	10	bps	10	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger and various acquisitions. See Note 3 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.
The increases of $2.7 million and $3.0 million for the third quarter and year-to-date period ended September 30, 2023, as compared to the same periods last year, were primarily attributed to the U.S. Xpress Acquisition during 2023.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$50,401	$15,216	$81,542	$42,109	231.2%		93.6%
% of total revenue	2.5%	0.8%	1.6%	0.7%	170	bps	90	bps
% of revenue, excluding truckload and LTL fuel surcharge	2.8%	0.9%	1.8%	0.8%	190	bps	100	bps
Rental expense consists primarily of payments for our terminals and other real estate leases and, to a lesser extent, payments for revenue equipment from operating leases. The primary factors affecting the expense are the size and location of our leased properties.
Consolidated rental expense increased $35.2 million for the third quarter of 2023 and $39.4 million for the year-to-date period ended September 30, 2023, as compared to the same periods last year. The increase is primarily related to the inclusion of $34.0 million from the results of U.S. Xpress. Additional increases relate to the incorporation of new facilities as we expand our network and were partially offset by a decrease in the rental expense for revenue equipment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2023 vs.		YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022		YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$330,683	$364,394	$869,671	$1,135,750	(9.3%)		(23.4%)
% of total revenue	16.4%	19.2%	16.7%	20.0%	(280	bps)	(330	bps)
% of revenue, excluding truckload and LTL fuel surcharge	18.6%	22.1%	18.8%	22.7%	(350	bps)	(390	bps)
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
Consolidated purchased transportation expense decreased by $33.7 million for the third quarter of 2023 and $266.1 million for the year-to-date period ended September 30, 2023, as compared to the same periods last year. The decrease is primarily due to decreased load volume within our logistics business, partially offset by increased intermodal load volume, higher miles driven by independent contractors, and $78.6 million from the results of U.S. Xpress
We expect that consolidated purchased transportation will increase as a percentage of revenue if we grow our logistics and intermodal businesses faster than our full truckload and LTL businesses. The increase could be partially offset if independent contractors exit the market due to regulatory changes.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2023 vs.	YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022	YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Impairments	$—	$—	$—	$810	—%	(100.0%)
In 2022, we incurred impairment charges associated with building improvements (within our non-reportable segments). In connection with our acquisitions, changes to estimates following the acquisition date could require the Company to record impairment charges.

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2023 vs.	YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022	YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$48,662	$30,060	$116,363	$62,965	61.9%	84.8%
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
Comparison Between the Quarters Ended September 30, 2023 and 2022 — The $18.6 million increase in net consolidated miscellaneous operating expenses is primarily due to the inclusion of $12.2 million from the results of U.S. Xpress as well as a $3.6 million decrease in gain on sales of equipment.
Comparison Between Year-to-Date September 30, 2023 and 2022 — The $53.4 million increase in net consolidated miscellaneous operating expenses is primarily due to a $26.2 million decrease in gain on sales of equipment as well as the inclusion of $12.2 million from the results of U.S. Xpress and $6.9 million in transaction fees related to the acquisition of U.S. Xpress.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Consolidated Other Expenses (Income)

	Quarter Ended September 30,		Year-to-Date September 30,		QTD 2023 vs.	YTD 2023 vs.
	2023	2022	2023	2022	QTD 2022	YTD 2022
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$39,354	$14,679	$86,799	$30,704	168.1%	182.7%
Other (income) expenses, net	(11,433)	(8,488)	(30,815)	31,493	34.7%	(197.8%)
Income tax (benefit) expense	(1,220)	65,679	53,474	206,943	(101.9%)	(74.2%)
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. The increase in interest expense during the third quarter and the year-to-date period ended September 30, 2023 was primarily due to higher debt balances related to the acquisition of U.S. Xpress as well as higher interest rates. Additional details regarding our debt are discussed in Note 6 in Part I, Item 1 of this Quarterly Report.
Other (income) expenses, net — Other (income) expenses, net is primarily comprised of losses and (gains) from our various equity investments, including our investment in Embark, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
Comparison Between the Quarters Ended September 30, 2023 and 2022 — The $2.9 million increase in other (income) expenses, net is primarily driven by a net gain recorded within our portfolio of investments during the third quarter of 2023.
Comparison Between Year-to-Date September 30, 2023 and 2022 — The $62.3 million increase in other (income) expenses, net is primarily driven by an unrealized loss on our investment in Embark recorded in the year-to-date period ended September 30, 2022 and a net gain recorded within our portfolio of investments during the year-to-date period ended September 30, 2023.
Income tax expense — In addition to the discussion below, Note 4 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
Comparison Between the Quarters Ended September 30, 2023 and 2022 — The $66.9 million decrease in consolidated income tax expense was primarily due to a reduction of pre-tax income, a partial release of the valuation allowance associated with the U.S. Xpress net operating loss and tax credit carryforward benefits, an increase in stock compensation deductions, and a reduction in state deferred taxes. This resulted in an effective tax rate of (2.1)% for the third quarter of 2023, and 25.2% for the third quarter of 2022.
Comparison Between Year-to-Date September 30, 2023 and 2022 — The $153.5 million decrease in consolidated income tax expense was primarily due to a reduction of pre-tax income, a partial release of the valuation allowance associated with the U.S. Xpress net operating loss and tax credit carryforward benefits, an increase in stock compensation deductions, and a reduction in state deferred taxes. This resulted in an effective tax rate of 19.1% for the year-to-date period ended September 30, 2023, and 24.9% for the year-to-date period ended September 30, 2022.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$60,194	$194,795	$227,804	$622,624
Adjusted for:
Income tax expense attributable to Knight-Swift	(1,220)	65,679	53,474	206,943
Income before income taxes attributable to Knight-Swift	58,974	260,474	281,278	829,567
Amortization of intangibles [1]	18,907	16,254	51,595	48,635
Impairments [2]	—	—	—	810
Legal accruals [3]	150	(2,640)	1,150	415
Transaction fees [4]	—	—	6,868	—
Other acquisition related expenses [5]	6,546	—	6,546	—
Severance expense [6]	3,699	—	5,151	—
Change in fair value of deferred earnout [7]	(859)	—	(3,359)	—
Adjusted income before income taxes	87,417	274,088	349,229	879,427
Provision for income tax expense at effective rate[8]	(20,255)	(69,121)	(84,958)	(219,408)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$67,162	$204,967	$264,271	$660,019

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
GAAP: Earnings per diluted share	$0.37	$1.21	$1.41	$3.80
Adjusted for:
Income tax expense attributable to Knight-Swift	(0.01)	0.41	0.33	1.26
Income before income taxes attributable to Knight-Swift	0.36	1.61	1.74	5.07
Amortization of intangibles [1]	0.12	0.10	0.32	0.30
Impairments [2]	—	—	—	—
Legal accruals [3]	—	(0.02)	0.01	—
Transaction fees [4]	—	—	0.04	—
Other acquisition related expenses [5]	0.04	—	0.04	—
Severance expense [6]	0.02	—	0.03	—
Change in fair value of deferred earnout [7]	(0.01)	—	(0.02)	—
Adjusted income before income taxes	0.54	1.70	2.16	5.37
Provision for income tax expense at effective rate[8]	(0.13)	(0.43)	(0.53)	(1.34)
Non-GAAP: Adjusted EPS	$0.41	$1.27	$1.63	$4.03

1    "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger, the ACT Acquisition, the U.S. Xpress Acquisition, and other acquisitions. Refer to Note 3 in Part I, Item 1 of this Quarterly Report for additional details regarding our acquisitions.
2    "Impairments" reflects the non-cash impairment of building improvements (within our non-reportable segments).
3    "Legal accruals" are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect the following:
•During the second and third quarters of 2023, legal expense reflects the increased estimated exposures for accrued legal matters based on recent settlement agreements. First quarter 2023 legal expense reflects a decrease in the estimated exposure related to an accrued legal matter previously identified as probable and estimable in prior periods based on a recent settlement agreement.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•During the second and third quarters of 2022, the Company decreased the estimated exposure related to an accrued legal matter previously identified as probable and estimable in prior periods based on a recent settlement agreement. Additional 2022 legal costs relate to certain lawsuits arising from employee and contract related matters.
4    "Transaction fees" consists of legal and professional fees associated with the July 1, 2023 acquisition of U.S. Xpress. The transaction fees are primarily included within "Miscellaneous operating expenses" and "Salaries, wages, and benefits" and with smaller amounts included in other line items in the condensed statements of comprehensive income.
5    "Other acquisition related expenses" represents one-time expenses associated with the U.S. Xpress acquisition, including acceleration of stock compensation expense and other operating expenses. These are primarily included within "Salaries, wages, and benefits" in the condensed statements of comprehensive income.
6    "Severance expense" is included within "Salaries, wages, and benefits" in the condensed statements of comprehensive income.
7    "Change in fair value of deferred earnout" reflects the benefit for the change in fair value of a deferred earnout related to various acquisitions, which is recorded in "Miscellaneous operating expenses."
8    For the third quarter and year-to-date of 2023, an effective tax rate of 23.2% and 24.3%, respectively was applied in our Adjusted EPS calculation to exclude the tax benefit from the partial release of the valuation allowance associated with the U.S. Xpress net operating loss and tax credit carryforward benefits.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$2,019,936	$1,896,839	$5,209,847	$5,684,959
Total operating expenses	(1,938,880)	(1,631,398)	(4,889,974)	(4,795,654)
Operating income	$81,056	$265,441	$319,873	$889,305
Operating ratio	96.0%	86.0%	93.9%	84.4%

Non-GAAP Presentation
Total revenue	$2,019,936	$1,896,839	$5,209,847	$5,684,959
Truckload and LTL fuel surcharge	(244,687)	(246,857)	(593,857)	(692,568)
Revenue, excluding truckload and LTL fuel surcharge	1,775,249	1,649,982	4,615,990	4,992,391

Total operating expenses	1,938,880	1,631,398	4,889,974	4,795,654
Adjusted for:
Truckload and LTL fuel surcharge	(244,687)	(246,857)	(593,857)	(692,568)
Amortization of intangibles [1]	(18,907)	(16,254)	(51,595)	(48,635)
Impairments [2]	—	—	—	(810)
Legal accruals [3]	(150)	2,640	(1,150)	(415)
Transaction fees [4]	—	—	(6,868)	—
Other acquisition related expenses [5]	(6,546)	—	(6,546)	—
Severance expense [6]	(3,699)	—	(5,151)	—
Change in fair value of deferred earnout [7]	859		3,359
Adjusted Operating Expenses	1,665,750	1,370,927	4,228,166	4,053,226
Adjusted Operating Income	$109,499	$279,055	$387,824	$939,165
Adjusted Operating Ratio	93.8%	83.1%	91.6%	81.2%

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
3    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
4    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 4.
5    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.
6    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 6.
7    See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 7.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Truckload Segment

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,380,781	$1,160,735	$3,346,685	$3,430,075
Total operating expenses	(1,332,420)	(984,933)	(3,114,514)	(2,842,860)
Operating income	$48,361	$175,802	$232,171	$587,215
Operating ratio	96.5%	84.9%	93.1%	82.9%

Non-GAAP Presentation
Total revenue	$1,380,781	$1,160,735	$3,346,685	$3,430,075
Fuel surcharge	(200,503)	(192,685)	(469,771)	(538,277)
Intersegment transactions	(300)	(281)	(1,583)	(1,016)
Revenue, excluding fuel surcharge and intersegment transactions	1,179,978	967,769	2,875,331	2,890,782

Total operating expenses	1,332,420	984,933	3,114,514	2,842,860
Adjusted for:
Fuel surcharge	(200,503)	(192,685)	(469,771)	(538,277)
Intersegment transactions	(300)	(281)	(1,583)	(1,016)
Amortization of intangibles [1]	(2,605)	(324)	(3,247)	(971)
Other acquisition related expenses [2]	(6,546)	—	(6,546)	—
Severance expense [3]	(2,636)	—	(2,636)	—
Adjusted Operating Expenses	1,119,830	791,643	2,630,731	2,302,596
Adjusted Operating Income	$60,148	$176,126	$244,600	$588,186
Adjusted Operating Ratio	94.9%	81.8%	91.5%	79.7%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in historical Knight acquisitions and the U.S. Xpress Acquisition.
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 6.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$284,168	$278,615	$806,577	$817,587
Total operating expenses	(251,893)	(247,756)	(717,482)	(716,584)
Operating income	$32,275	$30,859	$89,095	$101,003
Operating ratio	88.6%	88.9%	89.0%	87.6%

Non-GAAP Presentation
Total revenue	$284,168	$278,615	$806,577	$817,587
Fuel surcharge	(44,184)	(54,172)	(124,086)	(154,291)
Revenue, excluding fuel surcharge and intersegment transactions	239,984	224,443	682,491	663,296

Total operating expenses	251,893	247,756	717,482	716,584
Adjusted for:
Fuel surcharge	(44,184)	(54,172)	(124,086)	(154,291)
Amortization of intangibles [1]	(3,920)	(4,032)	(11,760)	(11,972)
Adjusted Operating Expenses	203,789	189,552	581,636	550,321
Adjusted Operating Income	$36,195	$34,891	$100,855	$112,975
Adjusted Operating Ratio	84.9%	84.5%	85.2%	83.0%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT and MME acquisitions.
Logistics Segment

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$159,489	$210,673	$417,715	$741,374
Total operating expenses	(149,125)	(183,214)	(384,965)	(630,565)
Operating income	$10,364	$27,459	$32,750	$110,809
Operating ratio	93.5%	87.0%	92.2%	85.1%

Non-GAAP Presentation
Total revenue	$159,489	$210,673	$417,715	$741,374
Intersegment transactions	(888)	(709)	(4,555)	(3,920)
Revenue, excluding intersegment transactions	158,601	209,964	413,160	737,454

Total operating expenses	149,125	183,214	384,965	630,565
Adjusted for:
Intersegment transactions	(888)	(709)	(4,555)	(3,920)
Amortization of intangibles [1]	(335)	(335)	(1,003)	(1,003)
Adjusted Operating Expenses	147,902	182,170	379,407	625,642
Adjusted Operating Income	$10,699	$27,794	$33,753	$111,812
Adjusted Operating Ratio	93.3%	86.8%	91.8%	84.8%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the UTXL acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter Ended September 30,		Year-to-Date September 30,
	2023	2022	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$101,219	$130,777	$316,118	$372,870
Total operating expenses	(105,743)	(117,943)	(322,172)	(330,694)
Operating income	$(4,524)	$12,834	$(6,054)	$42,176
Operating ratio	104.5%	90.2%	101.9%	88.7%

Non-GAAP Presentation
Total revenue	$101,219	$130,777	$316,118	$372,870
Intersegment transactions	—	—	—	(47)
Revenue, excluding intersegment transactions	101,219	130,777	316,118	372,823

Total operating expenses	105,743	117,943	322,172	330,694
Adjusted for:
Intersegment transactions	—	—	—	(47)
Adjusted Operating Expenses	105,743	117,943	322,172	330,647
Adjusted Operating Income	$(4,524)	$12,834	$(6,054)	$42,176
Adjusted Operating Ratio	104.5%	90.2%	101.9%	88.7%
Non-GAAP Reconciliation: Free Cash Flow

Year-to-Date September 30, 2023

GAAP: Cash flows from operations	$873,502
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	214,234
Purchases of property and equipment	(852,677)
Non-GAAP: Free Cash Flow	$235,059

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	September 30, 2023
(In thousands)
Cash and cash equivalents, excluding restricted cash	$193,372
Availability under 2021 Revolver, due September 2026 [1]	778,825
Availability under 2022 RSA, due October 2025 [2]	1,800
Total unrestricted liquidity	$973,997
Cash and cash equivalents – restricted [3]	263,535
Restricted investments, held-to-maturity, amortized cost [3]	1,028
Total liquidity, including restricted cash and restricted investments	$1,238,560

1    As of September 30, 2023, we had $300.0 million borrowings under our $1.1 billion 2021 Revolver. We additionally had $21.2 million in outstanding letters of credit (discussed below) issued under the 2021 Revolver, leaving $778.8 million available under the 2021 Revolver.
2    Based on eligible receivables at September 30, 2023, our borrowing base for the 2022 RSA was $363.8 million, while outstanding borrowings were $362.0 million, leaving $1.8 million available under the 2022 RSA. Refer to Note 5 in Part I, Item 1 of this Quarterly Report for more information regarding the 2022 RSA.
3    Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $260.0 million included in "Cash and cash equivalents – restricted" on the condensed consolidated balance sheet held by Mohave and Red Rock for claims payments. The remaining $3.6 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet, expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We expect net cash capital expenditures, will be in the range of $700.0 – $750.0 million for full-year 2023. This range excludes cash outlays for completed and potential acquisitions. We believe we have ample flexibility in our trade cycle and purchase agreements to alter our current plans if economic and other conditions warrant.
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
Principal and Interest Payments — As of September 30, 2023, we had debt, accounts receivable securitization, and finance lease obligations of $2.7 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Letters of Credit — Pursuant to the terms of the 2021 Debt Agreement and the 2022 RSA, our lenders may issue standby letters of credit on our behalf. When we have certain letters of credit outstanding, the availability under the 2021 Revolver or 2022 RSA is reduced accordingly. As of September 30, 2023, we also had outstanding letters of credit of $264.3 million pursuant to a bilateral agreement which do not impact the availability of the 2021 Revolver and 2022 RSA. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, common stock prices, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. As of September 30, 2023, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan. Additional details regarding our share repurchase plans are discussed in Note 10 in Part I, Item 1 of this Quarterly Report.
Working Capital
We had a working capital surplus of $30.8 million as of September 30, 2023 and $599.6 million as of December 31, 2022. The decrease in our working capital surplus is primarily due to the assumption of liabilities from the U.S. Xpress Acquisition as well as the 2021 Term Loan A-2 maturing September 2024.
________
1Refer to "Non-GAAP Financial Measures."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Material Debt Agreements
As of September 30, 2023, we had $2.7 billion in material debt obligations at the following carrying values:
•$199.9 million: 2021 Term Loan A-2, due September 2024, net of $0.1 million in deferred loan costs
•$799.0 million: 2021 Term Loan A-3, due September 2026, net of $1.0 million in deferred loan costs
•$249.1 million: 2023 Term Loan, due September 2026, net of $0.9 million in deferred loan costs
•$361.7 million: 2022 RSA outstanding borrowings, net of $0.3 million in deferred loan costs
•$434.7 million: Finance lease obligations
•$300.0 million: 2021 Revolver, due September 2026
•$296.9 million: Revenue equipment installment notes
•$37.4 million: Other, net of approximately $28,000 in deferred loan costs
As of December 31, 2022, we had $1.9 billion in material debt obligations at the following carrying values:
•$199.8 million: 2021 Term Loan A-2, due September 2024, net of $0.2 million in deferred loan costs
•$798.7 million: 2021 Term Loan A-3, due September 2026, net of $1.3 million in deferred loan costs
•$418.6 million: 2022 RSA outstanding borrowings, net of $0.4 million in deferred loan costs
•$403.0 million: Finance lease obligations
•$43.0 million: 2021 Revolver, due September 2026
•$39.0 million: Other, net of $0.1 million in deferred loan costs

Cash Flow Analysis

	Year-to-Date September 30,		Change
	2023	2022
	(In thousands)
Net cash provided by operating activities	$873,502	$1,099,195	$(225,693)
Net cash used in investing activities	(1,088,030)	(358,626)	(729,404)
Net cash provided by (used in) financing activities	286,090	(748,829)	1,034,919
Net Cash Provided by Operating Activities
Comparison Between Year-to-Date September 30, 2023 and 2022 — The $225.7 million decrease in net cash provided by operating activities included a $569.4 million decrease in operating income for year-to-date September 30, 2023 and a $55.0 million increase in cash paid for interest. This was partially offset by a $128.2 million increase in our cash resulting from changes in the trade receivables balances and a $195.8 million decrease in cash paid for taxes. Note: Factors affecting the increase in operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."
Net Cash Used in Investing Activities
Comparison Between Year-to-Date September 30, 2023 and 2022 — The $729.4 million increase in net cash used in investing activities was primarily due to a $457.0 million increase in net cash invested in acquisitions primarily from the U.S. Xpress Acquisition and a $281.8 million increase in net cash capital expenditures.
Net Cash Used in Financing Activities
Comparison Between Year-to-Date September 30, 2023 and 2022 — Net cash provided by (used in) financing activities increased by $1.0 billion, primarily due to $371.0 million in net proceeds from our 2021 Revolver, $250.0 million in proceeds from the 2023 Term Loan, and a $299.9 million decrease in repurchases of our common stock.

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
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2021 Debt Agreement, 2023 Term Loan, and 2022 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 6.2% as of September 30, 2023) and fixed rate equipment lease financing. Assuming the level of borrowings as of September 30, 2023, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $22.5 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US decreased to $4.27 for the third quarter of 2023 from an average of $5.09 in the third quarter of 2022. The weekly average diesel price per gallon decreased to $4.20 for year-to-date September 30, 2023 from an average price of $4.99 for year-to-date September 30, 2022. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.

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
Changes in Internal Control over Financial Reporting
Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended September 30, 2023, we completed the U.S. Xpress Acquisition. We are in the process of evaluating the existing controls and procedures of U.S. Xpress and integrating U.S. Xpress into our internal controls over financial reporting. As permitted by SEC staff interpretative guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at September 30, 2023 does not include U.S. Xpress.
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
Information about our legal proceedings is included in Note 9 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended September 30, 2023, and is incorporated by reference herein.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
	(in thousands, except per share data)
July 1, 2023 to July 31, 2023	—	$—	—	$200,041
August 1, 2023 to August 31, 2023	—	$—	—	$200,041
September 1, 2023 to September 30, 2023	—	$—	—	$200,041
Total	—	$—	—	$200,041

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
During the quarter ended September 30, 2023, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

2.1	Agreement and Plan of Merger, dated as of March 20, 2023, by and among Knight-Swift Transportation Holdings Inc., U.S. Xpress Enterprises, Inc., and Liberty Merger Sub Inc.	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 21, 2023

3.1	Fourth Amended and Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2020

3.2	Fourth Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 9, 2022

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	November 1, 2023	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as
such and on behalf of the registrant

Date:	November 1, 2023	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on
behalf of the registrant