Form 10-K
period 2023-12-31
Knight-Swift Transportation Holdings Inc.
filed 2024-02-22
CIK 1492691

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
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2023, the aggregate market value of our common stock held by non-affiliates was $8,829,928,560, based on the closing price of our common stock as quoted on the NYSE as of such date.
There were 161,494,465 shares of the registrant's common stock outstanding as of February 19, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "SEC") are incorporated by reference into Part III of this report.

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2023 ANNUAL REPORT ON FORM 10-K

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2023 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS
The following glossary provides definitions for certain acronyms and terms used in this Annual Report on Form 10-K. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
Annual Report	Annual Report on Form 10-K
2012 ESPP	Employee Stock Purchase Plan, effective beginning in 2012, amended and restated in 2018
2014 Stock Plan	The Company's second amended and restated 2014 Omnibus Incentive Plan
2017 Merger	The September 8, 2017 merger of Knight and Swift, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, consisting of the 2021 Revolver and 2021 Term Loans, which are defined below
2021 Prudential Notes	The unsecured Second Amended and Restated Note Purchase and Private Shelf Agreement, entered into on September 3, 2021, maturing October 2023 through January 2028
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement, maturing on September 3, 2026
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, which matured on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2024
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2023 Term Loan	The Company's term loan entered into on June 22, 2023, maturing on September 3, 2026
2022 RSA	Sixth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 3, 2022 by Swift Receivables Company II, LLC with unrelated financial entities
2023 RSA	Seventh Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 23, 2023 by Swift Receivables Company II, LLC with unrelated financial entities
ACT	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
ASC	Accounting Standards Codification Topic (or subtopic)
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
BSBY	Bloomberg Short-Term Bank Yield Index
COVID-19	Viral strain of a coronavirus which led the World Health Organization to declare a global pandemic in March 2020
C-TPAT	Customs-Trade Partnership Against Terrorism
CSA	Compliance Safety Accountability
DOT	United States Department of Transportation
ELD	Electronic Logging Device
Eleos	Eleos Technologies, LLC
Embark	Embark Technology Inc. and its related entities
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
FASB	United States Financial Accounting Standards Board
FLSA	United States Fair Labor Standards Act
FMCSA	United States Federal Motor Carrier Safety Administration
GAAP	United States Generally Accepted Accounting Principles

Table of Contents

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

2023 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS
The following glossary provides definitions for certain acronyms and terms used in this Annual Report on Form 10-K. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
GDP	Gross Domestic Product
Knight	Unless otherwise indicated or the context otherwise requires, this term represents Knight Transportation, Inc. and its subsidiaries.
LTL	Less-than-truckload
Mohave	Mohave Transportation Insurance Company, a wholly-owned captive insurance subsidiary
MME	MME, Inc. and its subsidiary, Midwest Motor Express, Inc.
NASDAQ	National Association of Securities Dealers Automated Quotations
NLRB	United States National Labor Relations Board
NYSE	New York Stock Exchange
Red Rock	Red Rock Risk Retention Group, Inc., a wholly-owned captive insurance subsidiary
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate as administered by the Federal Reserve Bank of New York
SPA	Stock Purchase Agreement
Swift	Unless otherwise indicated or the context otherwise requires, this term represents Swift Transportation Company and its subsidiaries.
U.S. Xpress	U.S. Xpress Enterprises, Inc. and its subsidiaries
U.S. Xpress Acquisition	The Company's acquisition of 100% of the securities of U.S. Xpress on July 1, 2023
UTXL	UTXL Enterprises, Inc.
US	The United States of America
Warehousing Co.	Warehousing company, acquired by the Company on January 1, 2020

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
In this Annual Report, forward-looking statements include statements we make concerning:
•our ability to gain market share and adapt to market conditions, the ability of our infrastructure to support future growth, future market position, and the ability, desire, and effects of expanding our service offerings (including expansion of our LTL network), whether we grow organically or through potential acquisitions,
•our ability to recruit and retain qualified driving associates,
•future safety performance,
•future performance of our segments or businesses,
•future capital expenditures, equipment prices (including used equipment) and availability, our equipment purchasing or leasing plans, and mix of our owned versus leased revenue equipment, and our equipment turnover,
•the impact of pending legal proceedings,
•future insurance claims, coverage, coverage limits, premiums, and retention limits, including exposure through our Iron Insurance line of business,
•the expected freight environment, including freight demand, capacity, seasonality, and volumes,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, labor supply and relations, and US Gross Domestic Product ("GDP") changes,
•expected liquidity and methods for achieving sufficient liquidity, including our expected need or desire to incur indebtedness and our ability to comply with debt covenants,
•future fuel prices and availability and the expected impact of fuel efficiency initiatives,
•future expenses, including depreciation and amortization, interest rates, cost structure, and our ability to control costs,
•future rates, operating profitability and margin, asset utilization, and return on capital,
•future third-party service provider relationships and availability, including pricing terms,
•future contracted pay rates with independent contractors, ability to lease equipment to independent contractors, and compensation arrangements with driving associates,
•future capital allocation, capital structure, capital requirements, and growth strategies and opportunities,
•future share repurchases and dividends,
•future tax rates,
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

Company Overview
Knight-Swift Transportation Holdings Inc. is one of North America's largest and most diversified freight transportation companies, providing multiple full truckload, LTL, intermodal, and other complementary services. Our objective is to operate our business with industry-leading margins, continued organic growth and growth through acquisitions while providing safe, high-quality, cost-effective solutions for our customers. Knight-Swift uses a nationwide network of business units and terminals in the US and Mexico to serve customers throughout North America. In addition to operating one of the country's largest truckload fleets, Knight-Swift also contracts with third-party equipment providers to provide a broad range of transportation services to our customers while creating quality driving jobs for our driving associates and successful business opportunities for independent contractors.
During 2023, we covered 1.6 billion loaded miles for shippers throughout North America, contributing to consolidated total revenue of $7.1 billion and consolidated operating income of $0.3 billion. During 2023, the Truckload segment operated an average of 20,948 tractors (comprised of 18,821 company tractors and 2,127 independent contractor tractors) and 87,865 trailers. Our LTL segment operated an average of 3,201 tractors and 8,482 trailers. Additionally, the Intermodal segment operated an average of 639 tractors and 12,730 intermodal containers. Our four reportable segments are Truckload, LTL, Logistics, and Intermodal.
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

Business Combinations and Investments
We became Knight-Swift Transportation Holdings Inc. on September 8, 2017 through the 2017 Merger transaction. Since 1966, we have continuously expanded our nationwide network and our service offerings through organic growth, as well as through the acquisition of twenty-four companies.
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
Our industry has recently encountered the following major economic cycles:

Period	Economic Cycle
2017 — 2019	strong cycle, driven by a record pricing climate through 2018. The industry experienced increased demand through 2018 for transportation services, including contract and non-contract market demand, partially due to a strong retail season. Capacity became tighter in the second half of 2017 and throughout 2018, due to increasing government regulation, the driver shortage, and severe storms interrupting business, among other factors. Capacity increased in the second half of 2018 leading to an oversupply during 2019, lower spot market rates, and downward pressure on contract rates.

2020 — 2021	the COVID-19 pandemic led to a new source of volatility throughout the global market in 2020. Economic activities were significantly curtailed across the nation at the onset of 2020, but began to resume in the second half of the year. Accordingly, demand in the freight market was weak in the beginning of the year and gradually strengthened in the second half of the year. The 2020 freight environment was disrupted, with unpredictable shipping volumes, shifts in pricing, and continued challenges in driver sourcing throughout the year. The COVID-19 pandemic continued to be a source of volatility throughout the global market in 2021 creating supply chain disruptions, increased demand for many products, tight transportation capacity and congestion at ocean ports and rail terminals.

2022 — 2023	some momentum from 2021 continued into the first quarter of 2022, but the remainder of 2022 and 2023 was characterized by uncertainty in the broader economy based on continuing responses to the COVID-19 pandemic abroad, conflicts overseas, waning consumer confidence, and significant inflationary pressures on equipment, fuel, maintenance, labor, and other cost items. Overall consumer demand moderated and shippers worked through inventory overhangs as we experienced ongoing congestion at ports and labor challenges in the rail industry. Capacity, particularly smaller carriers, exited the market, primarily due to diminished non-contract opportunities and meaningfully higher operating costs, leading to a declining used equipment market and a volatile insurance market. These factors culminated in muted peak seasons with fewer spot and project opportunities.
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
•significant and rapid fluctuations in fuel prices and availability, including in connection with the conflicts in Ukraine and the Middle East; and

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
•increased prices for and constrained availability of new revenue equipment, design changes of new engines, advancements in technology of revenue equipment, and volatility in the used equipment sales market and insurance market.

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

Regional Truckload and LTL Presence
We believe that regional truckload operations, which expanded with the 2017 Merger and our recent acquisitions of U.S. Xpress, and other companies, combined with our entrance into the LTL industry through our acquisitions of ACT and MME, offer several advantages, including:
• obtaining greater freight volumes,
• achieving higher revenue per mile by focusing on high-density freight lanes to minimize non-revenue miles,
• enhancing our ability to recruit and train qualified driving associates,
• enhancing safety and driving associate development and retention,
• enhancing our ability to provide a high level of service and consistent capacity to our customers,
• enhancing accountability for performance and growth,
• furthering our full truckload capabilities to provide various shipping solutions to our customers,
• expanding into the LTL space,
• furthering our logistics capabilities to contract with more third-party capacity providers, and
• extending our transportation infrastructure, knowledge and scale to strengthen our relationships with third party providers.

Operating Efficiency and Cost Control
We expect to increase operational efficiencies through the adoption of best practices and capabilities across our brands, as well as the overall size of our company. We operate modern tractors and trailers in order to obtain operating efficiencies and attract and retain driving associates. We believe a generally compatible fleet of tractors and trailers simplifies our maintenance procedures and reduces parts, supplies, and maintenance costs. We regulate vehicle speed, which we believe will maximize fuel efficiency, reduce wear and tear, and enhance safety. We continue to update our fleet with more fuel-efficient and emission compliant engines, install aerodynamic devices on our tractors, and equip our trailers with trailer blades, which have led to meaningful improvements in fuel efficiency. We continue to invest capital in new equipment in our Truckload and LTL businesses to take advantage of improvements in tractor cab aerodynamic drag, engine efficiency, and developing fuel saving technologies, including continuing our investment in installing Start-Stop idle reduction technology in substantially all of our tractors to reduce emissions. Our logistics and intermodal businesses focus on effectively optimizing and meeting the transportation and logistics requirements of our customers and providing customers with various sources and modes of transportation capacity across our nationwide service network. We invest in technology that enhances our ability to optimize our freight opportunities while maintaining a low cost per transaction.

Customer Service
We strive to provide superior, on-time service at a meaningful value to our customers and seek to establish ourselves as a preferred transportation solutions provider for our customers. We provide full truckload and LTL capacity for customers in high-density lanes, where we can provide a high level of service, as well as flexible and customized logistics services on a nationwide basis. Our full truckload and LTL services together include dry van, refrigerated, and drayage, dedicated, expedited, and cross-border truckload lanes, customized according to customer needs. Our logistics and intermodal services include brokerage, intermodal, and certain logistics, freight management, and non-trucking services, which provide various shipping alternatives and transportation modes for customers by leveraging our extensive trailer fleet, enabling us to provide "power only" services that offer our customers additional flexibility and efficiency, and utilizing our expansive network of third-party capacity providers and rail partners. We price our full truckload, LTL, logistics, and intermodal services commensurately with the level of service our customers require and market conditions. By providing customers a high level of service, we believe we avoid competing solely based on price.

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

Segment Operating Strategies
Truckload Segment
Our operating strategy for our Truckload segment is to achieve a high level of asset utilization within a highly disciplined operating system, while maintaining strict controls over our cost structure. We hope to achieve these goals by primarily operating in high-density, predictable freight lanes and attempting to develop and expand our customer base around each of our terminals by providing multiple truckload services for each customer. We believe this operating strategy allows us to take advantage of the large amount of freight transported in the markets we serve. Our terminals enable us to better serve our customers and work more closely with our driving associates. We operate a premium modern fleet that we believe appeals to driving associates and customers, reduces maintenance expenses and driving associate and equipment downtime, and enhances our fuel and other operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue. Most recently, we have expanded our Truckload operations with the addition of U.S. Xpress in the third quarter of 2023.

LTL Segment
Our LTL segment was established in 2021 by the ACT and MME acquisitions, and we have since added 14 service centers, representing 368 doors as we seek to expand our LTL network to provide nationwide in-house coverage. Our operating strategy for our LTL segment is to provide regional direct service and serve our customers' national transportation needs by utilizing key partner carriers for coverage areas outside of our network. Significant investment is needed to establish and maintain a network of LTL service centers. The substantial fixed costs and capital expenditures required for LTL carriers make it challenging for new entrants or small operators to effectively compete with established carriers. We plan to grow the LTL segment through organic growth and acquisitions and believe a national expansion effort will provide enhanced value to our customers. Our business strategy includes the continuous evaluation of yield management from each customer's commodity mix and shipping volume in their corresponding lanes. Additionally, a key component of our strategy is our focused effort with respect to improving utilization of our people, technology, and other resources to maximize operational efficiency while ensuring our customers' freight is delivered safely and timely.

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

Acquiring and growing opportunistically
We regularly evaluate potential opportunities for mergers, acquisitions, and other development and growth opportunities. We became Knight-Swift Transportation Holdings Inc. on September 8, 2017 through the 2017 Merger transaction. Since 1966, we have expanded our nationwide network and our service offerings through organic growth, as well as through the acquisition of twenty-four companies including our most recent U.S. Xpress Acquisition.

Expanding existing Truckload terminals and LTL door count
Historically, a substantial portion of our Truckload revenue growth has been generated by our expansion into new geographic regions through the opening of additional terminals. Although we continue to seek opportunities to further increase our Truckload business in this manner, our primary focus is on developing and expanding our existing terminals by strengthening our customer relationships, recruiting qualified driving associates and non-driver employees, adding new customers, and expanding the range of transportation and logistics solutions offered from these terminals. With our acquisitions of ACT and MME we have created a super-regional LTL footprint and continue to seek opportunities to expand our door count and expand network coverage.

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

Customers and Marketing
Marketing
Our marketing mission is to be a strategic, efficient transportation capacity partner for our customers by providing transportation and logistics solutions customizable to the unique needs of our customers. We deliver these capacity solutions through our network of owned assets, independent contractors, third-party capacity providers, and rail providers. The diverse and premium services we offer provide a comprehensive approach to supply chain solutions for our customers. At December 31, 2023, we had a sales staff of approximately 200 individuals across the US and Mexico, who work closely with management to establish and expand accounts. Our sales and marketing leaders are members of our senior management team, who are assisted by other sales professionals in each segment. Our sales team emphasizes our industry-leading service, environmental leadership, and ability to accommodate a variety of customer needs, while providing consistent capacity and financial strength and stability.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Consistent with industry practice, our typical customer contracts (other than dedicated contracts) do not guarantee shipment volumes by our customers or truck availability by us. This affords us and our customers some flexibility to negotiate rates in response to changes in freight demand and industry-wide truck capacity. Our dedicated services within the Truckload and LTL segments assign particular driving associates and revenue equipment to prescribed routes, pursuant to multi-year agreements. This dedicated service provides individual customers with a guaranteed source of capacity and allows our driving associates to have more predictable schedules and routes. Under our dedicated transportation services, we provide driving associates, equipment, maintenance, and, in some instances, transportation management services that supplement the customer's in-house transportation department.
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
We strive to maintain a diversified customer base. Services provided to our largest customer generated 11.2% and 13.1% of total revenue in 2023 and 2022, respectively. Revenue generated by our largest customer is reported in each of our reportable operating segments. No other customer accounted for 10% or more of total revenue in 2023 or 2022.
Our top 25 customers drive a substantial portion of our total revenue, as follows:
•In 2023, our top 25, top 10, and top 5 customers accounted for 45.3%, 31.5%, and 22.7% of our total revenue, respectively.
•In 2022, our top 25, top 10, and top 5 customers accounted for 48.5%, 36.1%, and 26.8% of our total revenue, respectively.

Revenue Equipment
We operate a modern fleet of company tractors intended to help attract and retain driving associates, promote safe operations, and reduce maintenance and repair costs.
In 2023, we obtained our revenue equipment through a combination of cash purchases and finance leases. We typically obtain tractors and trailers manufactured to our specifications in order to meet a wide variety of customer needs. Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driving associate comfort, and resale value. We maintain strong relationships with our equipment vendors and have the financial flexibility to react as market conditions dictate.
Our current approach is to replace our tractors between four and nine years after purchase and to replace our trailers every seven or more years. Changes in the current market for used tractors and trailers, regulatory changes, and difficult market and supply chain conditions faced by tractor and trailer manufacturers may result in price increases that may affect the period of time for which we operate our equipment.
Our newer equipment has enhanced features, which we believe tends to lower the overall life cycle costs by reducing safety-related expenses, lowering repair and maintenance expenses, improving fuel economy, and improving driving associate satisfaction. In 2024 and beyond, we will continue to monitor the appropriateness of this relatively short tractor trade-in cycle against the lower capital expenditure and financing costs of a longer tractor trade-in cycle, based on current and future business needs.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Human Capital
Employees
The strength of our company is our people, working together with common goals. There were approximately 34,300 full-time employees in our total headcount of approximately 34,800 employees as of December 31, 2023, which was comprised of:

Company driving associates (including driver trainees)	25,100
Technicians and other equipment maintenance personnel	1,300
Corporate and terminal leadership and support personnel	8,400
Total	34,800

As of December 31, 2023, we had approximately 1,500 Trans-Mex driving associates in Mexico that were represented by a union.
Company Driving Associates
We recognize that the recruitment, training, and retention of a professional driving associate workforce, which is one of our most valuable assets, is essential to our continued growth and meeting the service requirements of our customers. In order to attract and retain safe driving associates who are committed to the highest levels of customer service and safety, we focus our operations for driving associates around a collaborative and supportive team environment. To help retain driving associates we provide late model and comfortable equipment, direct communication with management, competitive wages and benefits, and other incentives designed to encourage driving associate safety, retention, and long-term employment. Some examples of these incentive programs include our Million Miler, military apprenticeship, and Drive for a Degree programs. To help recruit drivers, we have established various driving academies across the US. Our academies are strategically located in areas where external driver-training organizations were lacking. In other areas of the US, we have contracted with driver training schools, which are managed by third parties. There are certain minimum qualifications for candidates to be accepted into the academy, including passing the DOT physical examination and drug/alcohol screening, which includes hair follicle testing, a qualification standard more stringent than required by the DOT.
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
Diversity, Equity, and Inclusion
Diversity, equity, and inclusion are pillars supporting our innovative culture. We are committed to fostering a diverse workforce and an inclusive environment, which we believe allows us to leverage the effects of diversity to achieve a competitive business advantage. These efforts are evidenced in our hiring practices and employee training programs. Additionally, our diversity and inclusion networks demonstrate that when diverse voices and perspectives are heard, unique, powerful, and creative solutions are the result. It is with this commitment in mind that we build upon our Employee Resource Groups ("ERG"s) now and in the immediate future. Sponsored and supported by leadership, we have ERGs representing six unique employee cultures and their allies as of December 31, 2023 and we continue to monitor the need for additional resource groups. These groups are integral to ensuring that different voices and perspectives contribute to our strategy for long-term profitable growth.
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
Independent Contractors
In addition to our employed driving associates, we enter into contractor agreements with third parties who own and operate tractors (or hire their own driving associates to operate the tractors) that service our customers. We pay these independent contractors for their services, based on a contracted rate per mile. By operating safely and productively, independent contractors can improve their own profitability and ours. Independent contractors are responsible for most costs incurred for owning and operating their tractors. In 2023, independent contractors comprised 8.8% of our total fleet, as measured by average tractor count.

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

Fuel
We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies and reduce our Truckload and LTL fuel costs. Additionally, we utilize a fuel surcharge program to pass a majority of increases in fuel costs to our customers. In 2023, we purchased 18.4% of our fuel in bulk at our locations across the US and Mexico. We purchased substantially all of the remainder through a network of retail truck stops with which we have negotiated volume purchasing discounts. The volumes we purchase at terminals and through the fuel network vary based on procurement costs and other factors. We seek to reduce our fuel costs by routing our driving associates to

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
truck stops when fuel prices at such stops are more affordable than the bulk rate paid for fuel at our terminals. We primarily store fuel in above-ground storage tanks at most of our other bulk fueling terminals. We believe that we are sufficiently in compliance with applicable environmental laws and regulations relating to the storage and dispensing of fuel.

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
In February 2018, California's ARB approved California Phase 2 Standards that generally align with the federal Phase 2 Standards ( the "Phase 2 Standards," discussed in further detail below), with some minor additional requirements, and which would stay in place even if the Phase 2 Standards are affected. In February 2019, the California Phase 2 Standards became final.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
In June 2020, ARB passed the Advanced Clean Trucks ("ACT") regulation, requiring original equipment manufacturers to begin shifting towards greater production and sales of zero-emission heavy-duty tractors starting in 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. The most aggressive ACT standards apply to Class 4-8 trucks, which range from 14,000-33,000 pounds, by requiring that 9% of such trucks be zero emission beginning in 2024 and increasing to 75% by 2035. Similar (albeit lower) increasing zero emission requirements apply to Class 2b-3 trucks, and Class 7-8 trucks between 2024 and 2035. Among other impacts, ACT could affect the cost and/or supply of traditional diesel tractors. It has also led to similar legislation in other states, with several already adopting ACT, and a number of other states either considering adoption of ACT or affirmatively conducting a preliminary rulemaking process to that effect. In 2023, ARB finalized what is known as the Advanced Clean Fleets ("ACF") regulation, also aimed at transitioning to zero emission vehicles which became effective in January 2024. ACF is a purchase requirement for medium and heavy-duty fleets to adopt an increasing percentage of zero emission trucks, designed to complement the sell-side obligations of ACT. The ACF regulations apply to three categories of fleet operators: (1) high priority fleets who meet certain thresholds of trucks or revenue (including fleets that operate 50 or more trucks, or generate $50 million or more in gross annual revenue), (2) drayage fleets, and (3) state and local government public fleets. For high priority fleets who meet the applicable thresholds, compliance can be achieved by either (a) ensuring that all new vehicles added to the fleet be zero emission, and commencing in 2025, removing older vehicles once their statutory useful life is reached, or (b) meeting certain fleet composition requirements (e.g., percentage of zero emission vehicles in the fleet) by certain dates, with the percentage of zero emission vehicles increasing over time, and resulting in 100% zero emission fleets by 2042 (or earlier for certain classes of vehicles). As with ACT, adoption and implementation of ACF could materially and negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.
The periodic testing portion of California’s Clean Truck Check (as a part of ARB's Clean Truck program), known as Phase 3 of the Clean Truck Check, is set to begin in July 2024. Once Phase 3 commences, heavy duty vehicles will be subject to periodic emissions testing.
Additionally, in October 2023, the California State Senate and State Assembly approved two bills, Senate Bill 253 ("SB 253") and Senate Bill 261 ("SB 261"), that could require thousands of companies doing business in California to disclose greenhouse gas ("GHG") emissions and climate-related financial risks, with reporting beginning in 2026. If signed into law, SB 253 would require ARB to adopt regulations before January 2025 requiring public and private companies that exceed $1 billion in annual revenue and that do business in California to begin publicly disclosing their GHG emissions, and SB 261 would require companies doing business in California and earning revenue exceeding $500 million to report on their climate-related financial risks and measures taken to mitigate such risks on or before January 2026.
EPA and NHTSA — The EPA and the National Highway Traffic Safety Administration ("NHTSA") have begun taking coordinated steps in support of a new generation of clean vehicles and engines through reduced GHG emissions and improved fuel efficiency at a national level.
Originally, the rule was written so that tractors and certain trailer types would be subject to the Phase 2 Standards beginning with model-years 2018 and 2021 respectively, increasing in and phasing in completely by model-year 2027. This rule would have marked the first time federal mandates would have been applied to trailers, with respect to aerodynamics and low-rolling resistance tires. The final rule was effective in December 2016, but has since been subject to challenges and delays. Additionally, implementation of the Phase 2 Standards as they relate to trailers was challenged in the US Court of Appeals for the District of Columbia. In November 2021, a panel for the US Court of Appeals for the District of Columbia ruled in favor of the association challenging the standards and vacated all portions of the Phase 2 Standards that applied to trailers. As a result, the Phase 2 Standards will only require reductions in emissions and fuel consumption for tractors. The Company’s new tractor purchases in 2023 complied with the emission and fuel consumption reductions required by the Phase 2 Standards.
Even though the trailer provisions of the Phase 2 Standards have been removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 Standards.
In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. In March 2022, the EPA issued a proposed rule that included nitrogen oxide emission standards which are more stringent than the Phase 2 Standards for certain heavy-duty motor vehicles. In December 2022, the EPA adopted a final rule that reflected a compromise of the options previously proposed, with new emissions standards of nitrogen oxides for heavy-duty motor vehicles beginning with model year 2027 being

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
more than 80% stronger than current emission standards, with the intent to reduce heavy-duty emissions by almost 50% from today’s levels by 2045. The EPA has indicated that the December 2022 rule is the first part of a three part plan focusing on greenhouse gas emissions, which is commonly referred to as the "Cleaner Trucks Initiative," or the "Clean Trucks Plan." In April 2023, the EPA released the second and third parts to the Clean Trucks Plan, including a proposed rule relating to GHG standards for heavy-duty vehicles, known as "Phase 3," to the EPA's GHG program. A final rule with respect to these regulations is expected by the end of 2024. Upon finalization, any such regulation could increase our equipment and compliance costs, which could materially adversely affect our financial condition.
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
Moving Ahead for Progress in the 21st Century Bill
Commercial Driver's License Drug and Alcohol Clearinghouse — In December 2016, the FMCSA amended the Federal Motor Carrier Safety Regulations to establish requirements of the Commercial Driver's License Drug and Alcohol Clearinghouse, a database under its administration containing information about violations of the FMCSA's drug and alcohol testing program for holders of commercial driver's licenses. The final rule became effective in 2017, with an initial compliance date of January 2020 and certain compliance dates extended until January 2023. Currently, the Company is required to (1) report drug and alcohol violations to the Clearinghouse; (2) query the Clearinghouse regarding drug and alcohol violations for current and prospective employees prior to permitting such employees to operate a commercial motor vehicle ("CMV"); and (3) query the Clearinghouse for each currently employed driver annual. Commencing in November 2024, states will be required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver’s license and must revoke a driver’s commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations. It is expected that the rule may exacerbate the already existing shortage of drivers.
In September 2020, the Department of Health and Human Services ("DHHS") announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral fluid test if a hair test is positive, if a donor is unable to provide a sufficient amount of hair for faith-based or medical

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
reasons, or due to an insufficient amount or length of hair. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in prior court cases. In 2022, an industry group known as the Trucking Alliance, of which the Company is a member, sought an exemption from the FMCSA that would allow positive hair specimen tests to be uploaded into the FMCSA Drug and Alcohol Clearinghouse. This request was denied by the FMCSA, however, noting they cannot act until the DHHS finalizes these guidelines. Additionally, in February 2022 the DOT issued a notice of proposed rulemaking that would include oral fluid testing as an alternative to urine testing for purposes of the DOT’s drug testing program, with a goal of improving the integrity and effectiveness of the drug testing program, along with potential cost savings to regulated parties. In May 2023, a final rule was published amending DOT’s drug testing program to include oral fluid testing, and became effective June 2023; however, implementation cannot take effect until DHHS approves at least two laboratories to conduct oral fluid testing. Currently, DHHS has not approved any laboratories. Any final rule may reduce the number of available drivers. We currently perform hair follicle testing and will continue to monitor any developments in this area to ensure compliance. Finally, federal drug regulators have announced a proposal to add fentanyl to a drug testing panel that would detect the use of such drug among safety-sensitive federal employees, which would include truck drivers if adopted by the DOT. If the proposal is accepted, DHHS expects to add fentanyl to the testing panel at some point in 2024.
Entry-Level Driver Training — In December 2016, the FMCSA established new minimum training standards (the "ELDT Regulations") which unified curriculum to be followed and completed by certain individuals applying for (or upgrading) a Class A or Class B commercial driver's license, or obtaining a hazardous materials, passenger, or school bus endorsement on their commercial driver's license. Such individuals are subject to the entry-level driver training requirements and must complete a prescribed curriculum of theory and behind-the-wheel instruction prior to taking the skills test. The final rule had an initial compliance date in February 2020. However, in May 2020, the FMCSA approved an interim rule delaying implementation of the ELDT Regulations by two years, which extended the compliance date until February 2022. Now that the rule is effective, training schools and other programs (including ours) are required to implement the prescribed curriculum and register with the FMCSA's Training Provider Registry to certify that their program meets the classroom and driving standards. We are also required to comply with this rule in the course of operating our driving schools. The effects of these rules may result in a decrease in fleet production and driver availability or an increase in the time and expense required to operate or expand our driving academies and driver training programs (or both), any of which could adversely affect our business, operations or profitability.
Brokerage Operations — In a November 2023 final rule, the FMCSA implemented more oversight of truck brokers, freight forwarders, and the surety bond and trust companies that back them. The final rule, which became effective in January 2024, modified regulations in five areas: (1) assets readily available, (2) immediate suspension of broker/freight forwarder operating authority, (3) surety or trust responsibilities, (4) enforcement authority, and (5) entities eligible to serve as BMC-85 trustees. Among other changes, the rule allows brokers or freight forwarders to meet regulatory requirements to have “assets readily available” by maintaining trusts that meet certain criteria, including that they can be liquidated within seven calendar days of an event that triggers a payment from the trust. The rule also stipulates that "available financial security" falls below $75,000 when there is a drawdown on the broker or freight forwarder’s surety bond or trust fund. Implementation and compliance with these changes may negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Infrastructure Investment and Jobs Act
Among other things, the Infrastructure Investment and Jobs Act ("IIJA"), signed into law by President Biden in November 2021, created an apprenticeship program for drivers ages 18 to 20 years old to eventually qualify to drive commercial trucks in interstate commerce. The FMCSA announced the establishment of this apprenticeship program in January 2022 in an effort to begin to help the industry’s ongoing driver shortage. This program, known as the Safe Driver Apprenticeship Pilot Program ("SDAP"), is open to 18 to 20-year-old drivers who already hold intrastate commercial driver’s licenses and sets a strict training regimen for participating drivers and carriers to comply with. Motor carriers interested in participating must complete an application for participation and submit monthly data on an apprentice’s driver activity, safety outcomes, and additional supporting information. The SDAP is limited to 3,000 driver-apprentices at any given time, with new driver-apprentices allowed into the program to replace those that leave or age out. In May 2023, the DRIVE Safe Integrity Act of 2023 was introduced, which supports participation in the SDAP and would permit 18- to 20-year-olds to operate across state lines if data from the SDAP does not indicate such drivers are less safe than current CMV drivers. Whether this legislation will ultimately become law is uncertain. It remains unclear whether any regulatory changes will stem from the apprenticeship program.
The IIJA also required that the FMCSA clarify the differences between brokers, bona fide agents, and dispatch services, and to further specify its interpretation of the definitions of "broker" and "bona fide agents." In June 2023, FMCSA issued final guidance on the definitions of “broker” and “bona fide agents,” in which the distinction between the two largely hinges upon control and whether the person or company is engaged in the allocation of traffic between motor carriers. Certain of the Company’s subsidiaries currently hold FMCSA brokerage authority, so while the impact of this guidance remains to be seen, the Company does not currently anticipate an adverse impact on its operations.
Hours-of-service
From time to time, the FMCSA proposes and implements changes to regulations impacting hours-of-service. Such changes can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our driving associates and independent contractors may operate and/or disrupting our network. No such changes are currently proposed. In recent years, the FMCSA has made changes to the hours-of-service rules that provide greater flexibility to drivers regarding their 30-minute rest breaks, an extension of the shorthaul exemption by an additional two hours, and an extension of duty time for drivers encountering adverse weather by up to two hours. Certain industry groups have challenged these hours-of-service rules in court, and while the FMCSA's final rule has been upheld, it remains unclear if industry or other groups will bring additional challenges against the FMCSA's final rule. Any future changes to hours-of-service regulations could materially and adversely affect our operations and profitability.
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
DOT Safety Rating — The DOT safety rating is currently the only safety measurement system that has a direct impact on a carrier's ability to operate in interstate commerce. Our motor carriers currently have a satisfactory DOT safety rating, which is the best available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating.
CSA — In December 2010, the FMCSA introduced CSA, an enforcement and compliance model that ranks carriers on seven categories of safety-related data. The seven categories of safety-related data, currently include Unsafe Driving, Hours-of-Service Compliance, Driver Fitness, Controlled Substances/Alcohol, Vehicle Maintenance, Hazardous Materials Compliance, and Crash Indicator, (such categories known as "BASICs"). Carriers are grouped by category with other carriers that have a similar number of safety events (i.e., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile or score to prioritize them for interventions if they are above a certain threshold.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Certain CSA scores were initially published and made available to the general public. However, in December 2015, as part of the Fixing America's Surface Transportation ("FAST") Act, Congress mandated that the FMCSA remove all CSA scores from public view until a more comprehensive study regarding the effectiveness of CSA improving truck safety could be completed. Although the FMCSA has since provided a report to Congress outlining the changes it may make to the CSA program, it remains unclear if, when, and to what extent any such changes will occur. For more information about proposed changes to the CSA program, please refer to the "Safety Fitness Determination" section, below. The FMCSA has been conducting a study on the causation of crashes, expanding on its previous Large Truck Crash Causation Study, known as the Crash Causal Factors Program ("CCFP"). Phase 1 of the CCFP is designed to study crashes of heavy-duty trucks, and the Phase 1 final report is expected in 2029. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.
In May 2020 the FMCSA announced that effective immediately it is making permanent a pilot program that will not count a crash in which a motor carrier was not at fault when calculating the carrier’s safety measurement profile, called the Crash Preventability Demonstration Program ("CPDP"). The CPDP will expand the types of eligible crashes, modify the Safety Measurement System ("SMS") to exclude crashes with not preventable determinations from the prioritization algorithm and note the not preventable determinations in the Pre-Employment Screening Program.
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
Safety Fitness Determination — In January 2016, the FMCSA published a notice of proposed rulemaking regarding carrier safety fitness determination, which proposed new methodologies that would have determined when a motor carrier was not fit to operate a commercial motor vehicle. In March 2017, the FMCSA withdrew the notice of proposed rulemaking, but noted that a similar process may be initiated in the future. In February 2023, the FMCSA published a notice of proposed changes to its SMS methodology, including the BASIC categories. In August 2023, the FMCSA announced in an advanced notice of proposed rulemaking and request for comments that it was interested in developing a new methodology to determine whether a carrier is fit to operate CMVs. Additionally, the US Government Accountability Office made a suggestion in 2023 to the FMCSA to make complaint data public. Currently, it is uncertain what changes, if any, the FMCSA will make to the CSA rating system or the SMS methodology; however, any change which would result in the Company or its subsidiaries receiving less favorable scores, or an increased visibility of less favorable scores or of complaints against the Company may have an adverse effect on our operations and financial position. Moreover, in September 2023, the FMCSA announced a proposal that would allow carriers to undergo an appeal process for requests of data review, which are in relation to such requests through the agency’s DataQs system. The proposal, if adopted, may provide an opportunity for the Company to appeal in certain scenarios which could result in more favorable outcomes.
Equipment Developments
In May 2021, the Cullum Owings Large Truck Safe Operating Speed Act was reintroduced into the US House of Representatives and would require commercial motor vehicles with a gross weight of more than 26,000 pounds to be equipped with a speed limiter that would limit the vehicle's speed to no more than 65 miles per hour. Whether this legislation will ultimately become law is uncertain. Furthermore, in April 2022, the FMCSA issued a notice of intent announcing its intention to propose a rule during 2023 which will require certain commercial vehicles to be equipped with speed limiters; however, no final rule was proposed. It is now expected that the DOT will issue a rule sometime in 2024. While we electronically govern the speed of substantially all of our company tractors and require our independent contractors to comply with the Company's speed policy, such legislation could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
In September 2022, the FMCSA issued an advance notice of proposed rulemaking that would require fleets and independent contractors to equip their trucks with unique electronic identification systems designed to streamline roadside inspections and provide transparency and accountability in day-to-day trucking operations. The petition was generally disfavored by transportation industry participants, citing, among other things, the petition’s failure to address privacy and data security risks. It remains to be seen what rules, if any, may stem from this notice. However, in February 2023 the FMCSA announced a new operational test for monitoring and enforcing driver and motor carrier safety compliance standards.
In February 2023, the FMCSA issued a supplemental notice of proposed rulemaking requesting additional information on automated driving systems ("ADS") and seeking comment on regulatory approaches that would enable it to obtain relevant safety information and the current and anticipated size of the population of carriers operating ADS-equipped commercial motor vehicles. Public comment closed in March 2023, and it remains to be seen, what, if any, final rules will stem therefrom.
The FMCSA, in conjunction with the NHTSA, have announced their intention to propose a rule for performance standards and maintenance requirements for automatic emergency braking on heavy trucks. In June 2023, FMCSA and NHTSA issued a joint proposed rule that would require automated emergency braking on all new heavy-duty trucks. Additionally, in April 2023, NHTSA issued an advance notice of proposed rulemaking that would require side underride guards to be installed on all new heavy-duty trucks. Public comment on the FMCSA and NHTSA joint proposed rule and the NHTSA notice of proposed rulemaking closed in 2023, and it remains to be seen, what, if any, final rules will stem therefrom.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Legislation Regarding Independent Contractors
Tax and other regulatory authorities, as well as independent contractors themselves, have sought in the past to assert that independent contractors in the trucking industry are employees rather than independent contractors. Federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are also found to have violated employees' overtime or wage requirements. The Protecting the Rights to Organize ("PRO") Act was passed by the US House of Representatives and received by the US Senate in March 2021, which was further sent to the Senate's Committee on Health, Education, Labor, and Pensions. In 2023, a substantially similar bill was introduced to the US House of Representatives and referred to the House Committee on Education and Workforce. These bills propose to apply the "ABC Test" for classifying workers under Federal Fair Labor Standards Act claims. In January 2024, the Department of Labor published a final rule regarding independent contractor classification, which is set to take effect on March 11, 2024. The final rule rescinded the Independent Contractor Status Under the Fair Labor Standards Act. Under the 2024 rule, workers’ relationship with a principal will be classified under six factors, including: (1) opportunity for profit and loss depending on managerial skill; (2) investments by the worker and the principal; (3) degree of permanence of the relationship; (4) nature and degree of control; (5) extent to which worker is integral to the principal’s business; and (6) skill and initiative, together with a provision for unspecified other factors, to determine if such worker should be classified as an independent contractor. Additionally, federal legislators have sought to:
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
How AB5 will be enforced is still to be determined. In January 2021, the California Supreme Court ruled that the ABC Test could apply retroactively to all cases not yet final as of the date the original decision was rendered, April 30, 2018. While it was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association ("CTA") went forward with its suit seeking to invalidate AB5. The Ninth Circuit Court of Appeals rejected the reasoning behind the injunction in April 2021, ruling that AB5 is not pre-empted by federal law, but granted a stay of the AB5 mandate in June 2021, preventing its application and temporarily continuing the injunction, while the CTA petitioned the US Supreme Court to review the decision. In November 2021, the US Supreme Court requested that the US solicitor general weigh in on the case. The injunction remained in place until the US Supreme Court declined to hear the matter. As a result, the injunction was lifted and retroactively placed AB5 into law as of January 2020. Litigation surrounding the matter continues, and the Ninth Circuit is currently scheduled to hear arguments on a case concerning AB5 in March 2024; however, it remains unclear whether such challenges will be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.
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
In a 2023 case involving the Fair Labor Standards Act, the First Circuit Court of Appeals affirmed a decision that would require additional payment to team drivers to be paid while in their sleeper berth. It is unclear if other jurisdictions will adopt this view, or if any legislation will result from this holding. If so, this could have a material adverse effect on our business, financial condition, and results of operations.
In November 2023, a bill was introduced to Congress that would eliminate an exclusion of truck drivers from receiving overtime pay. If enacted, this could have a material adverse effect on our business, financial condition, and results of operations.

Other Regulation
Inflation Reduction Act
President Biden has indicated his intent to make a green infrastructure package a top priority for his administration. In August 2022, the Inflation Reduction Act of 2022 was signed into law by President Biden. Among other considerations, the Inflation Reduction Act contains provisions relating to energy, climate change, and tax reform. In particular, the Inflation Reduction Act shifts timing for certain tax payments, imposes an excise tax on certain corporate stock buybacks, and creates a 15% corporate alternative minimum tax, which is generally applicable to corporations that reported over $1 billion in profits in each of the three proceeding tax years. Tax changes in the Inflation Reduction Act, together with changes to any other US tax laws may have an adverse impact on our business and profitability. It is unclear what other legislative initiatives will be signed into law and what changes they may undergo. However, adoption and implementation could negatively impact our business by increasing our compliance obligations and related expenses.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Infrastructure Spending
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
Brokerage Liability
Recently, federal courts have reached different decisions on the issue of whether preemption applies to broker liability. In June 2022, the US Supreme Court declined to review a Ninth Circuit Court of Appeals decision involving a personal injury suit alleging that a freight broker had liability for an accident because it breached its duty to select a competent contractor to transport the load in question. In its petition to the US Supreme Court, the broker unsuccessfully argued that the Ninth Circuit’s decision improperly disallowed federal preemption and would expose freight brokers to a patchwork of state regulations across the United States. In April 2023, the Eleventh Circuit Court held that the Federal Aviation Administration Authorization Act ("FAAAA") expressly preempted such personal liability claims against a broker. Additionally, in July 2023, the Seventh Circuit Court of Appeals affirmed the holding of a lower court that the FAAAA's preemption provision applied and that a certain safety exception within the FAAAA did not save the plaintiff’s claim from preemption. In January 2024, the US Supreme Court declined to review the case from the Seventh Circuit Court of Appeals. It is uncertain how long the current circuit split will continue and whether the US Supreme Court will decide to review similar cases in the future. If additional circuit courts, or the US Supreme Court, adopt the Ninth Circuit view, freight brokers’ ability to rely on federal agency standards in selecting motor carriers would be called into question. It could also lead to primary (as opposed to contingent) liability being imposed upon freight brokers, and increased insurance premiums for brokerage operations generally. Although we are committed to selecting safe and secure motor carriers in carrying out our brokerage activities, if we are found to be negligent in the motor carrier selection process it could lead to significant liabilities in the event of an accident, which could have a materially adverse effect on our business and operating results.
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
SHIP IT Act
In January 2023, the Safer Highways and Increased Performance for Interstate Trucking Act (the “SHIP IT Act”) was introduced into the US House of Representatives. As proposed, the SHIP IT Act would allow states to issue special permits for overweight vehicles and loads during emergencies, allow drivers to apply for Workforce Innovation and Opportunity Act grants, attempt to recruit truck drivers to the industry through targeted and temporary tax credits, streamline the CDL process in certain respects, and expand access to truck parking and rest areas for commercial drivers. It remains unclear whether the SHIP IT Act will ultimately become law, however, and what changes it may undergo prior to finalization.
Truck Leasing Task Force
In February 2023, the Secretary of Transportation announced the creation of the Truck Leasing Task Force ("TLTF"). The TLTF is a committee tasked with evaluating lease agreements in the industry and their effects on industry participants, including independent contractors. Any future laws or regulations stemming from the TLTF could disrupt the Company’s leasing practices and cause materially adverse effects on our operations and financial position.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
Any similar future outbreak, border restrictions, or vaccination, testing or mask mandates that are allowed to go into effect, could, among other things, (1) cause our unvaccinated employees (particularly our unvaccinated driving associates) to go to smaller employers, if such employers are not subject to future mandates, or leave the trucking industry, (2) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated driving associates, (3) result in increased costs for recruitment and retention of driving associates, including the cost of weekly testing, and (4) result in decreased revenue if we are unable to recruit and retain driving associates. Any future vaccination, testing or mask mandates that apply to driving associates could significantly reduce the pool of driving associates available to us and our industry, which would further impact the ongoing extreme shortage of available driving associates. Accordingly, any vaccination, testing or mask mandates, if allowed to go into effect, could have a material adverse effect on our business, financial condition, and results of operations.

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

Our risks are grouped into the following risk categories:
Strategic	Operational	Compliance	Financial
*Industry and Competition	*Company Growth	*Trucking Industry Regulation	*Capital Requirements
*Market Changes	*Customers	*Internal Controls	*Debt
*Macroeconomic Changes	*Vendors and Suppliers	*Environmental Regulation	*Goodwill and Intangibles
*International Operations	*Insurance	*Labor Regulation	*Investments
*Mergers and Acquisitions	*Employees	*ESG	*Taxation
	*Independent Contractors	*Climate Change
*Systems and Cybersecurity
*Public Health

Strategic Risk
Our business is subject to economic, credit, business, and regulatory factors that are largely beyond our control, any of which could have a materially adverse effect on our results of operations.
The full truckload, LTL, intermodal, and brokerage industries are highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. In the pursuit of our goal of building a nationwide LTL network, there can be no assurance that we will be able to successfully add new markets or terminals, or whether such markets and terminals will be profitable. Expansion of our LTL network could disrupt our existing operations, distract management as they seek to improve operations from the expansion, incur additional costs as we work to make new locations operational, and increase the risks associated with our LTL operations if such expansion is detrimental to our profitability, service levels, or operations.
Economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the US economy is weakened. During such times, we may experience a reduction in overall freight levels and freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ freight demands. Unfavorable market and economic conditions such as weakened freight demand and inflation have had a materially adverse impact on our results of operations in the past, and the occurrence or continuance thereof could have similar impacts in the future.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
We are subject to risk with respect to higher prices for new equipment for our full truckload and LTL operations. We have experienced an increase in prices for new tractors and trailers over the past few years, a significant increase in costs in recent quarters, and the resale value of the tractors and trailers has not increased to the same extent. Increased regulation has increased the cost of our new tractors and could impair equipment productivity, in some cases, resulting in lower fuel mileage, and increasing our operating expenses. Future use of autonomous and alternative fuel tractors could increase the price of new tractors and decrease the value of used, non-autonomous tractors. We expect to continue to pay increased prices for equipment and incur additional expenses for the foreseeable future.
Furthermore, a decrease in vendor output may have a materially adverse effect on our ability to purchase or take possession of a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet.
Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts. Tractor and trailer manufacturers have recently experienced periodic shortages of certain components and supplies, including semiconductor chips, forcing some manufacturers to curtail or suspend their production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.
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
We are sensitive to the used equipment market and fluctuations in prices and demand for tractors and trailers. The market for used equipment is affected by several factors, including the demand for freight, the supply of new and used equipment, the availability and terms of financing, the presence of buyers for export to foreign countries, and commodity prices for scrap metal. Declines in demand for the used equipment we sell could result in diminished sales volumes or lower used equipment sales prices, either of which could negatively affect our gains on sales of assets. We have seen a softening of the used equipment market recently, which has led to lower gain on sale in recent quarters.
If fuel prices increase significantly or fuel availability becomes scarce, our results of operations could be adversely affected.
Our full truckload and LTL operations are dependent upon diesel fuel, and accordingly, significant increases in diesel fuel costs or decreases in availability of fuel could materially and adversely affect our results of operations

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.
The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics, and other market factors. Fuel is subject to regional pricing differences and often costs more on the West Coast and in the Northeast, where we have significant operations. While we use a fuel surcharge program to recapture a portion of the increases in fuel prices it does not protect us against the full effect of increases in fuel prices. Because our fuel surcharge recovery lags behind changes in fuel prices our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. Our results of operations would be negatively affected and more volatile to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program. Any widespread or long-term shortage or rationing of diesel fuel could materially and adversely affect our results of operations.
The conflicts in Ukraine and the Middle East, expansion of such conflicts to other areas or countries, or similar conflicts could adversely impact our business and financial results.
Although we do not have any direct operations in the current areas of conflict, we may be affected by the broader consequences of such conflicts or their expansion to other areas or countries or similar conflicts elsewhere, such as increased inflation, supply chain issues, including shortages of new revenue equipment, access to parts for our revenue equipment, embargoes, geopolitical shift, access to diesel fuel, higher energy prices, potential retaliatory action by the Russian or other governments, including cyber-attacks, and the extent of the conflict’s effect on the global economy. The magnitude of these risks cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein. Ultimately, these or other factors could materially and adversely affect our results of operations.
We are subject to certain risks arising from doing business in Mexico.
We have growing operations in Mexico, which subjects us to general international business risks, including:
•foreign currency fluctuation;
•changes in Mexico's economic strength;
•disruptions related to port of entry restrictions;
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
Historically, acquisitions have been a part of our growth strategy. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we do not make any future acquisitions, our growth rate could be materially and adversely affected. Any future acquisitions we undertake could involve issuing dilutive equity securities or incurring indebtedness, the terms of which may be less favorable to us than anticipated. In addition, acquisitions (including our recent acquisition of U.S. Xpress) involve numerous risks, any of which could have a materially adverse effect on our business and results of operations, including:
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
•the potential for deficiencies in internal controls at the acquired business, as well as implementing our own management information systems, operating systems and internal controls for the acquired operations;
•the timing and impact of purchase accounting adjustments;

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
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
A significant portion of our operating revenue is generated from a number of major customers, the loss of one or more of which could have a materially adverse effect on our business. Refer to Part I, Item 1, "Business" for information regarding our customer concentrations. Aside from our dedicated operations, we generally do not have long-term contractual relationships, rate agreements, or minimum volume guarantees with our customers. There is no assurance any of our customers will continue to utilize our services, renew our existing contracts, continue at the same volume levels, or not seek to modify terms of existing contracts, including rates. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business, financial condition, and results of operations.
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
Our intermodal operations use railroads and some third-party drayage carriers to transport freight for our customers, and intermodal dependence on railroads could increase if we expand our intermodal services. In certain markets, rail service is limited to a few railroads or even a single railroad. Intermodal providers have experienced poor service from providers of rail-based services in the past. Our ability to provide intermodal services in certain traffic lanes would be reduced or eliminated if the railroads' services became unstable. Railroads could reduce their services in the future for various reasons, which may include work stoppages insufficient network capacity, adverse weather conditions, accidents, or other factors, which could increase the cost of the rail-based services we provide,

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
could create cargo claims, and could reduce the reliability, timeliness, efficiency, and overall attractiveness of our rail-based intermodal services.
Our intermodal operations were negatively impacted by labor difficulties in the rail industry in 2022. Although labor challenges in the rail industry have softened, the future threat or occurrence of a work stoppage or strike among rail employees could significantly reduce or even halt operating capacity of our intermodal operations, which could have a materially adverse effect on our business, financial condition, and results of operations. Furthermore, price increases could result in higher costs to us, which we may be unable to pass on to our customers and could result in the reduction or elimination of our ability to offer intermodal services. In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, obtain multiple providers, or obtain railroad services at current cost levels, any of which could limit our ability to provide this service.
Our logistics operations are dependent upon the services of third-party capacity providers, including other truckload and LTL capacity providers. These third-party providers may seek other freight opportunities and may require increased compensation in times of improved freight demand or tight full truckload and LTL capacity. Most of our third-party capacity provider transportation services contracts are cancelable on 30 days' notice or less. If we are unable to secure the services of these third-parties, or if we become subject to increases in the prices we must pay to secure such services, and we are not able to obtain corresponding customer rate increases, our business, financial condition, and results of operations may be materially adversely affected.
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
Difficulty in attracting and retaining sufficient numbers of qualified driving associates, independent contractors, and third-party capacity providers, could have a materially adverse effect on our growth and profitability. The full truckload and LTL transportation industries are subject to a shortage of qualified driving associates. Such shortage is exacerbated during periods of economic expansion, in which there may be alternative employment opportunities, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Furthermore, capacity at driving schools may be limited by future outbreaks of COVID-19 or other contagious diseases and any governmental imposed lockdown or other attempts to reduce the spread of such an outbreak may reduce the pool of potential drivers available to us. Regulatory requirements could further reduce the number of eligible driving associates. We believe our employee screening process, which includes extensive background checks and hair follicle drug testing, is more rigorous than generally employed in our industry and has decreased the pool of qualified applicants available to us. Our inability to engage a sufficient number of driving associates and independent contractors may negatively affect our operations.
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
"Other Regulation" in Part I, Item 1 of this Annual Report, discusses how we could be affected by changes in law or regulations regarding our leasing arrangements with independent contractors.
We have operations and business lines in ancillary areas that may increase risk or impair our financial position.
We have from time to time expanded our business lines into ancillary areas, such as support services provided to our customers and third-party carriers, including insurance coverage, equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services. We may incur significant costs in the development and refinement of these business lines, some of which may be outside of our core competency. In addition, the development and expansion of these areas may result in us incurring unanticipated costs to effectively support the new business lines, the potential for disruption to our core business, the distraction of management, the inability to effectively compete with competitors in the areas of our new lines of business, and the potential that we may need to discontinue operations or business lines and incur significant related costs. We cannot guarantee that these businesses or strategies will be successful and any of these businesses or strategies may not achieve the

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
anticipated financial results and could have an adverse effect on volatility, our business, financial condition and operating results.
We are dependent on management information and communications systems and other information technology assets (including the data contained therein), and a significant systems disruption or failure in the foregoing, including those caused by cybersecurity breaches, whether internally or with third parties, could adversely affect our business.
Our business depends on the efficient, stable, and uninterrupted operation of our management information and communications systems and other information technology assets (including the data contained therein). Our management information and communication systems are used in various aspects of our business. If any of our critical information or communications systems fail or become unavailable, it could temporarily affect the efficiency and effectiveness of our operations. Our operations and those of our providers are vulnerable to interruption by natural disasters, such as fires, storms, and floods, which may increase in frequency and severity due to climate change. We are also vulnerable to interruption by power loss, telecommunications failure, cyber-attacks, terrorist attacks, internet failures, and other events beyond our control. Our business and operations could be adversely affected in the event of a system failure, disruption, or security breach that causes a delay, interruption, or impairment of our services and operations. Although we carry insurance to help protect us from losses due to an interruption of our systems, the risk of a system failure, especially due to a cyber-attack, has increased since the commencement of the war between Russia and Ukraine. However, we are unable to quantify the degree which the risk has increased due to the conflict. In addition, there is no guarantee such an attack will fall within the coverage limits of our insurance. Any such failure, inability to upgrade or update, disruption, or security breach (including cyberattacks) related to our systems and technological assets may also impact third-parties upon which we rely in our business, and could hinder our services or such third-parties, which could have a materially adverse effect on our business.
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
In addition, the adoption of artificial intelligence ("AI") and other emerging technologies may become significant to operating results in the future. While AI and other technologies may offer substantial benefits, they may also introduce additional risk. If we are unable to successfully implement and utilize such emerging technologies as effectively as competitors, our results of operation may be negatively affected.
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
The effects of a widespread outbreak of an illness or disease, or any other public health crisis, as well as regulatory measures implemented in response to such events, could negatively impact the health and safety of our workforce and/or adversely impact our business, results of operations, financial condition, and cash flows.
We face a wide variety of risks related to public health crises, epidemics, pandemics or similar events, such as COVID-19. If a new health epidemic or outbreak were to occur, we could experience broad and varied impacts similar to the impact of COVID-19, including adverse impacts to our workforce, our operations, and financial impacts, such as increased costs, tightening of credit markets, market volatility and a weakened freight environment. If any of these were to occur, our operations, financial condition, liquidity, results of operations, and cash flows could be adversely impacted.

Compliance Risk
We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.
We, our drivers, and our equipment are regulated by various federal and state agencies in the states, provinces, and countries in which we operate. Future laws and regulations or changes to existing laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs, which could materially adversely affect our business, financial condition, and results of operations.
"Industry Regulation" and "Other Regulation" in Part I, Item 1 of this Annual Report, discusses in detail regulations related to our business that could materially impact our business, financial condition, and operations.
Receipt of an unfavorable DOT safety rating or an unfavorable ranking under the CSA program could have a material adverse effect on our profitability and operations.
If we, or one of our subsidiaries, received a conditional or unsatisfactory DOT safety rating or an unfavorable ranking under the CSA program, it could lead to increased risk of liability, increased insurance, maintenance and equipment costs, and potential loss of customers, which could materially adversely affect our business, financial condition, and results of operations.
"Industry Regulation" in Part I, Item 1 of this Annual Report, provides discussion of the DOT safety rating system and the CSA program.
Ineffective internal controls could have a negative impact on our business, results of operations, and our reputation.
Our internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, failure or interruption of information technology systems, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, including with the implementation of our internal controls in acquired companies, our business and operating results could be harmed and we could fail to meet our financial reporting obligations, which also could have a negative impact on our reputation.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and results of operations:
•we are involved in a spill or other accident involving hazardous substances;
•there are releases of hazardous substances we transport;
•soil or groundwater contamination is found at our facilities or results from our operations; and
•we are found to be in violation of or fail to comply with applicable environmental laws or regulations.
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
As the environmental laws and regulations to which we are subject become more stringent, we may experience increased costs related to compliance, and if such laws and regulations take effect faster than we anticipate or are prepared for, we may experience difficulty complying. In addition, certain environmental laws and regulations may require us to disclose certain metrics or other data related to our operations that have historically been confidential. Failure to comply with these laws and regulations may result in fines or penalties, a decrease in productivity, and other constraints that could impair our financial and operational position and have a negative impact on our stock price and reputation. "Environmental Regulation" in Part I, Item 1 of this Annual Report, provides a discussion of the environmental laws and regulations applicable to our business and operations.
Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.
Although our only collective bargaining agreement exists at our Mexican subsidiary, we always face the risk that our employees will try to unionize. If we entered into a collective bargaining agreement with our domestic employees, it could have a material adverse effect on our business, customer retention, financial condition, results of operations, and liquidity, and could cause significant disruption of, or inefficiencies in, our operations, because:
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
Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the trucking industry are employees rather than independent contractors. Carriers such as us that operate or have operated lease-purchase programs have been more susceptible to lawsuits seeking to reclassify independent contractors that have engaged in such programs. We have been subject to litigation relating

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
to such matters in the past and continue to be at risk moving forward. If the independent contractors we engage were determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, insurance, discrimination, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Furthermore, if independent contractors were deemed employees, then certain of our third-party revenue sources, including shop and insurance margins, would be eliminated. "Industry Regulation" in Part I, Item 1 of this Annual Report, provides discussion of legislation regarding independent contractors.
Litigation may adversely affect our business, financial condition, and results of operations.
The nature of our business exposes us to the potential for various claims and litigation, including class-action litigation and other legal proceedings related to personal injury, labor and employment, property damage, cargo claims, safety and contract compliance, environmental liability, and other matters, and we have been subject to litigation regarding these matters in the past. The number and severity of litigation claims may be worsened by various factors, including, among others, weather and distracted driving by both truck drivers and other motorists. These legal proceedings have resulted, and may result in the future, in the payment of substantial settlements or damages and increases in our insurance costs.
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
The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. We establish reserves based on our assessment of known legal matters and contingencies. New legal claims, or subsequent developments related to known claims, may affect our assessment and estimates of our recorded legal reserves and may require us to make payments in excess of our reserves. The cost to defend litigation may also be significant. Because of the potential expenses and uncertainties associated with litigation, we may from time to time settle disputes, even where we believe we have a meritorious position. Further, not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, or cause increases in future premiums, the resulting expenses could have a materially adverse effect on our business, results of operations, financial condition, or cash flows, and our involvement in legal proceedings could negatively impact our business reputation and our relationship with our customers, suppliers, and employees.
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
Our Sustainability Report reflects our current initiatives and is not a guarantee that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy our stakeholders, then our reputation, our ability to attract

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
or retain employees, and our attractiveness as an investment and business partner could be negatively impacted. Similarly, our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
We are subject to risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.
The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, could cause loss or damage to our equipment or properties, deteriorate or destroy the infrastructure upon which we rely, increase the likelihood of accidents, disrupt fuel supplies, and/or increase our claims liabilities and our cost to obtain insurance coverage, any of which could impair our operations and financial position. Operational impacts, such as the delay or difficulty in delivering freight, could result in loss of revenue, decrease the demand for our services, and harm our reputation. In addition, certain warehouses and loading docks that we frequently utilize and certain of our terminals are in locations susceptible to the impacts of storm-related flooding and sea-level rise, which could result in costs and loss of revenue. We could incur significant costs to improve the climate resiliency of our equipment and properties and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.
Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions. Emission-related regulatory actions have historically resulted in increased costs related to revenue equipment, diesel fuel, equipment maintenance, and environmental monitoring or reporting requirements, and future legislation, if any, could impose substantial costs that may adversely affect our results of operations. In addition, any such legislation may require changes in our operating practices, impair equipment productivity, or require additional reporting disclosures, and compliance with any such legislation may increase our risk of litigation or governmental investigations or proceedings.

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
If the economy and/or the credit markets weaken, or we are unable to enter into finance or operating leases to acquire revenue equipment on terms favorable to us, our business, financial results, and results of operations could be materially adversely affected, especially if consumer confidence declines and domestic spending decreases. If adequate funds are not available or are not available on acceptable terms, our ability to fund our strategic initiatives, take advantage of unanticipated opportunities, develop or enhance technology or services, or otherwise respond to competitive pressures could be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our then-existing stockholders may be reduced, and holders of these securities may have rights, preferences, or privileges senior to those of our then-existing stockholders. Volatility to equity markets could also impair our financial position in general terms and our ability to effectively capitalize on potential merger and acquisition opportunities.
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
•increased interest rates that would affect our variable rate debt or our ability to utilize appropriate leverage in general;
•potential noncompliance with financial covenants, borrowing conditions, and other debt obligations (where applicable);
•lack of financing for working capital, capital expenditures, product development, debt service requirements, and general corporate or other purposes;
•limits on our flexibility to plan for, or react to, changes in our business, market conditions, or in the economy; and
•undertaking cost-saving measures that adversely impact on our ability to grow and our long-term financial position.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
As detailed in Note 15 to the consolidated financial statements, included in Part II, Item 8 of this Annual Report, we must comply with various affirmative, negative, and financial covenants. A breach of any of these covenants could result in default or (when applicable) cross-default. Upon default under our primary credit facility, the lenders could elect to declare all outstanding amounts to be immediately due and payable, as well as terminate all commitments to extend further credit. Such actions by those lenders could cause cross-defaults with our other debt agreements. If we were unable to repay those amounts, the lenders could use any collateral granted to satisfy all or part of the debt owed to them. If the lenders accelerated our debt repayments, we might not have sufficient assets to repay all amounts borrowed.
In addition, we have other financing that includes certain affirmative and negative covenants and cross-default provisions. Failure to comply with these covenants and provisions may jeopardize our ability to continue to sell receivables under the facility and could negatively impact our liquidity.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Our debt agreements contain variable rate debt that could affect our financial results should interest rates rise.
We are subject to exposure from variable interest rates, as described in Item 7A of this Annual Report.
We could determine that our goodwill and other indefinite-lived intangibles are impaired, thus recognizing a related impairment loss.
We have goodwill and indefinite-lived intangible assets on our balance sheet, which has increased since our U.S. Xpress acquisition. Given our history of acquisitions and growth objectives, our goodwill and intangible assets could grow. We periodically evaluate our goodwill and indefinite-lived intangible assets for impairment. We could recognize impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.
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
President Biden has provided some informal guidance on what federal tax law changes he supports, such as an increase in the corporate tax rate from its current top rate of 21%. If an increase in the corporate tax rate is passed by Congress and signed into law, it could have a materially adverse effect on our financial results and financial position. At December 31, 2023, the Company has a deferred tax liability of $951.7 million. The amount of deferred tax liability is determined by using the enacted tax rates in effect for the year in which differences between the financial statement and tax basis of assets and liabilities are expected to reverse. Accordingly, our net current tax liability has been determined based on the currently enacted rate of 21%. If the current rate were increased due to legislation, it would have an immediate revaluation of our deferred tax assets and liabilities in the year of enactment. For example, an increase in the tax rate from 21% to 28% would result in the immediate increase in our net deferred tax liability of approximately $273.4 million, with a corresponding increase to income tax expense in the year of enactment to reflect the revaluation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy
Risk Management Strategy
While no organization can eliminate cybersecurity risk entirely, we devote significant resources to our cybersecurity strategy that we believe is reasonably designed to mitigate our cybersecurity and information technology risk. These efforts are designed to protect against, and mitigate the effects of, among other things, cybersecurity incidents where unauthorized parties attempt to access confidential, sensitive, or personal information; potentially hold such information for ransom; destroy data; disrupt or delay our operations or systems; or otherwise cause harm to the Company, our customers, employees, or other key stakeholders.
Process — We use a multi-layered defensive cybersecurity strategy based on best practices to identify risks, protect technology assets, detect anomalies, respond to, and recover from cybersecurity incidents. Our processes to identify, assess, and manage material risks from cybersecurity threats includes the following:
•Identify - We identify risks from cybersecurity threats by first developing and maintaining an understanding of assets and systems essential to our operation and reputation, as well as assets and systems that could provide value to threat actors. Any attempt by a threat actor is considered a potential risk if a threat actor can use it to reduce the value of an asset, reduce our ability to utilize or otherwise access the value of an asset, or surreptitiously gain or increase their access to an asset or system which would result in decreased information security or a disruption in our operations.
•Assess - We assess risks from cybersecurity threats by evaluating exposure of our assets to identified cyber risks, as well as potential impacts to our operations or reputation from our inability to access or utilize an asset or system, or a threat actor’s ability to gain access to an asset or system. We further evaluate the potential materiality of these risks based on the potential impact to our operations or reputation.
•Manage - We mitigate risks from cybersecurity threats by applying multiple layers of defense to maximize our continued ability to access or utilize an asset or system and minimize threat actors' ability to gain or increase their access to an asset or system. We prioritize defensive mechanisms, including administrative, physical, and technical controls, according to their relative cost and reduction in risk.
We further monitor, test, assess, and update these processes, including working with technology partners, government agencies, regulators, law enforcement, industry groups, and peers to implement practices to guard against an evolving cyber threat environment and to ensure we remain compliant with relevant regulatory requirements. We offer cybersecurity training for staff at key sites, focusing on reducing human risk through anti-phishing and social engineering exercises. We also carry cybersecurity insurance that provides protection against potential losses arising from certain cybersecurity incidents as part of our cybersecurity risk mitigation strategy.
Integration into our Risk Management Program — Our processes to assess, identify, and manage cybersecurity risks are expressly incorporated into our risk management program, which includes technology as one of the five primary risk categories addressed by our risk program, with cybersecurity risks being one of the three subcategories within the technology risk category. As a result, our risk management leadership team works with the Chief Information Officer ("CIO") and Vice President of Information Technology Security ("VPIT"), which we refer to collectively as "Cybersecurity Leadership," to define the top areas of risk in both the technology and cybersecurity areas, with such risks incorporated into our risk management program. Our risk management leadership team also meets on a quarterly basis with our cross-functional technology risk working group, comprised of leaders across the information technology, operations, internal audit, information security and legal departments, to monitor developments on an ongoing basis in the threat landscape in order to identify and prioritize key cybersecurity threats that may impact the Company.
Incident Response
The Company has a dedicated cybersecurity incident response team, overseen by Cybersecurity Leadership, which is responsible for managing and coordinating the Company’s cybersecurity incident response plans and efforts. This team also collaborates closely with other teams in identifying, protecting from, detecting, responding to, and recovering from cybersecurity incidents. Cybersecurity incidents that meet certain thresholds are escalated to Cybersecurity Leadership and cross-functional teams on an as-needed basis for support and guidance. Additionally, this team tracks potentially material cybersecurity incidents to help identify and analyze them. The Company’s cybersecurity incident response team partners with the Company’s internal cybersecurity teams as well as with

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
external legal advisors, communication specialists, government agencies, regulators, law enforcement, and other key stakeholders as appropriate to respond to cybersecurity incidents. The Company maintains a cybersecurity incident response plan to prepare for and respond to cybersecurity incidents. The incident response plan includes standard processes for reporting and escalating cybersecurity incidents to senior management and the Board as appropriate. Additionally, the Company conducts at least one cybersecurity tabletop exercise on an annual basis, where members of a cross-functional team engage in a simulated cybersecurity incident scenario. This preparedness exercise is intended to provide training for the participants and to help the Company assess its processes and capabilities in addressing major cybersecurity incidents.
Use of Third Parties
The Company engages cybersecurity consultants, auditors, and other third parties to assess and enhance its cybersecurity practices. These third parties conduct assessments, penetration testing, and risk assessments to identify weaknesses and recommend improvements. Additionally, the Company leverages a number of third-party tools and technologies as part of its efforts to enhance cybersecurity functions. This includes a managed security service provider to augment the Company’s dedicated security operations team, an endpoint detection and response system for continuous monitoring, detection, and response capabilities, and a security information and event management solution to automate real-time threat detection, investigation, and prioritization.
We also rely on third-party service providers to support our business and operations, which may include processing of confidential and other sensitive data. We are committed to continuing to develop and enhance our onboarding and monitoring processes for third-party vendors to ensure alignment with best practices. Despite our efforts, it's important to note our service providers are ultimately responsible to establish and uphold their respective cybersecurity programs. We have limited ability to monitor the cybersecurity practices of our service providers and there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in the information systems, software, networks, or other assets owned or controlled by our service providers. Notwithstanding our efforts to mitigate any such risk, there can be no assurance that the compromise or failure of supplier information systems, technology assets, or cybersecurity programs would not have an adverse effect on the security of our information systems.
Risks from Material Cybersecurity Threats
As of the date of this report, the Company has not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the organization. Although the Company has not experienced cybersecurity incidents that are individually, or in the aggregate, material, the Company has experienced cyberattacks in the past, which the Company believes have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company. Further, despite the capabilities, processes, and other security measures we employ that we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks. For a detailed discussion of the Company’s cybersecurity related risks, refer to "Operational Risk" within Part I, Item 1A. Risk Factors of this Annual Report.

Cybersecurity Governance
Board Oversight
The Board is responsible for overseeing management’s assessments of major risks facing the Company and for reviewing options to mitigate such risks. The Board’s oversight of major risks, including cybersecurity risks, occurs at both the full Board level and at the Board committee level through the Nominating and Corporate Governance Committee.
The Board — The Chief Executive Officer, the Chief Financial Officer, the CIO, members of senior management, and other personnel and advisors, as requested by the Board, report on the risks to the Company, including cybersecurity risks, at regularly scheduled meetings of the Board and its committees. Based on these reports, the Board requests follow-up data and presentations to address any specific concerns and recommendations. Additionally, the Board committees have opportunities to report regularly to the entire Board and review with the Board any major issues that arise at the committee level, which may include cybersecurity risks.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Nominating and Corporate Governance Committee — The Nominating and Corporate Governance Committee, which is comprised entirely of independent directors, reviews with management the Company's technology and cybersecurity frameworks, policies, programs, opportunities, and risk profile both at its regularly scheduled meetings and, if appropriate, in real time. Cybersecurity Leadership, members of the cybersecurity team, or other advisors, as requested by the Nominating and Corporate Governance Committee, report at least quarterly on the Company's technology, data privacy, and cybersecurity strategies and risks. Cybersecurity topics are presented to the Nominating and Corporate Governance Committee on a quarterly basis and generally highlight any significant cybersecurity incidents, the cyber threat landscape, cybersecurity program enhancements, cybersecurity risks and related mitigation activities, and any other relevant cybersecurity topics. Reporting to the Nominating and Corporate Governance Committee is multi-format and includes both live presentations and memoranda. The Board believes that this regular cadence of reporting helps to provide the Nominating and Corporate Governance Committee with an informed understanding of the Company's dynamic cybersecurity program and threat landscape. The Nominating and Corporate Governance Committee further reviews with management the Company's business continuity and disaster recovery plans and capabilities, including our cybersecurity and business interruption insurance coverages, and the effectiveness of the Company's escalation procedures. Based on these management reports, the Nominating and Corporate Governance Committee may request follow-up data and presentations to address any specific concerns and recommendations. In addition to this regular reporting, significant cybersecurity risks or threats may also be escalated by management on as needed basis to the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee may also escalate such issues to the full Board at any time.
Management's Role
The Company has a dedicated cybersecurity organization within its technology department that focuses on current and emerging cybersecurity matters. The Company’s cybersecurity function is led by Cybersecurity Leadership who are actively involved in assessing and managing cybersecurity risks. They are responsible for implementing cybersecurity policies, programs, procedures, and strategies. The responsibilities and relevant experience of each of the Cybersecurity Leaders are listed below:
•The CIO provides leadership for the Company’s technology department, including responsibility for leading organization-wide cybersecurity strategy, policy, and processes. Our CIO has served in this role since the 2017 Merger, has been at Swift since 2003, and has over 25 years of cybersecurity experience, including technology positions at AlliedSignal, Sara Lee, and J-Del.
•The VPIT, reporting to the CIO, is responsible for the assessment, oversight, and management of our enterprise-wide cybersecurity strategy and governance. Our VPIT has served in this role since 2020 and has significant relevant experience and professional certifications, including 18 years of cybersecurity and infrastructure experience. The VPIT, along with our cybersecurity team, has guided the organization through building a multi-layer cybersecurity program.
The Company's cybersecurity department is comprised of teams that engage in a range of cybersecurity activities such as threat intelligence, security architecture, and incident response. These teams, in coordination with third parties, conduct vulnerability management and penetration testing to identify, classify, prioritize, remediate, and mitigate vulnerabilities. The results of these tests are reviewed with the Nominating and Corporate Governance Committee. Leaders from each team regularly meet with Cybersecurity Leadership to provide visibility into major issues and seek alignment with strategy. As noted above under "Incident Response," the Company’s cybersecurity incident response plan includes standard processes for reporting and escalating cybersecurity incidents to senior management and the Board, as appropriate. Cybersecurity incidents that meet certain thresholds are escalated to Cybersecurity Leadership and cross-functional teams on an as-needed basis for support and guidance. The Company’s incident response team also coordinates with external legal advisors, communication specialists, government agencies, regulators, law enforcement, and other key stakeholders.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 2.	PROPERTIES
Our Knight and Swift headquarters are both located in Phoenix, Arizona. Including Knight's former headquarters location, which was re-purposed as a regional operations facility, our headquarters cover approximately 200 acres, consisting of about 300,000 square feet of office space, 150,000 square feet of repair and maintenance facilities, a twenty thousand square-foot driving associates' center and restaurant, an eight thousand square-foot recruiting and training center, a six thousand square-foot warehouse, a 300-space parking structure, as well as two truck wash and fueling facilities. Our U.S. Xpress headquarters located in Chattanooga, Tennessee, covers approximately 29.4 acres of land consisting of about 100,000 square feet of office space. Our ACT headquarters located in Dothan, Alabama, covers approximately 20 acres of land consisting of about 57,474 square feet of office space, a 2,364 square foot supply warehouse, 37,248 square feet of repair and maintenance facilities, 8,274 square feet of parts warehousing, and a 15,110 square foot loading dock.
We have over 250 locations in the US and Mexico, including our headquarters, terminals, driving academies, and certain other locations, which are included in the table below. Our terminals may include customer service, marketing, fuel, and/or repair facilities. Given the fluidity of our operations, and to promote operational efficiency, our terminal properties are used by each of our Truckload, LTL, Logistics, Intermodal, and All Other Segments. We also own or lease parcels of vacant land, drop yards, and space for temporary trailer storage for ourselves and other carriers, as well as several non-operating facilities, which are excluded from the table below. As of December 31, 2023, our aggregate monthly rent for all leased properties was approximately $4.5 million with varying terms expiring through December 2039. We believe that substantially all of our property is in good condition and our facilities have sufficient capacity to meet our current needs.
The following listing shows our logos with our corresponding company descriptions, as the logos are used to depict brand representation by location in the accompanying table:

Logo	Brand	Reportable Segment(s)
	Knight	Truckload, Logistics
	Swift	Truckload, Logistics, Intermodal
	U.S. Xpress	Truckload, Logistics
	ACT	LTL
	MME	LTL
	Barr-Nunn Transportation LLC	Truckload
	Abilene Motor Express, LLC	Truckload

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

		Owned/Leased
Location	Brand	Owned	Leased	Total
Alabama		7	2	9
Arizona		6	6	12
Arkansas		5	1	6
California		9	6	15
Colorado		2	1	3
Florida		15	4	19
Georgia		12	7	19
Idaho		2	2	4
Illinois		6	4	10
Indiana		7	2	9
Iowa		3	3	6
Kansas		3	1	4
Kentucky		2	1	3
Louisiana		6		6
Mexico		5	4	9
Michigan		2		2
Minnesota		1	2	3
Mississippi		7	1	8
Missouri		4	1	5
Montana		2	4	6
Nebraska			2	2
Nevada		5	1	6
New Jersey		1		1
New Mexico		1		1
New York		2	1	3
North Carolina		10	2	12
North Dakota		1	8	9
Ohio		5		5
Oklahoma		4	1	5
Oregon		2	1	3
Pennsylvania		3	2	5
South Carolina		7	5	12
South Dakota			4	4
Tennessee		13	1	14
Texas		23	14	37
Utah		3		3
Virginia		2		2
Washington		2	2	4
West Virginia		1		1
Wisconsin		1	4	5
Wyoming		1	5	6
Total Properties		193	105	298

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 3.	LEGAL PROCEEDINGS
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

Common Stock
Our common stock trades on the NYSE under the symbol "KNX". As of December 31, 2023, we had 161,384,768 shares of common stock outstanding. On February 19, 2024, there were 37 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by the record holders.
See "Equity Plan Information" under Part III, Item 12 of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

Dividend Policy
We have paid a quarterly cash dividend as Knight-Swift since December of 2017.
Our most recent dividend was declared in February of 2024 for $0.16 per share of common stock and is scheduled to be paid in March of 2024.
We currently expect to continue to pay comparable quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, contractual restrictions, and certain corporate law requirements, as well as other factors deemed relevant by our Board.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table shows our purchases of our common stock and the remaining amounts we are authorized to repurchase for each monthly period in the fourth quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
October 1, 2023 to October 31, 2023	—	$—	—	$200,041
November 1, 2023 to November 30, 2023	—	$—	—	$200,041
December 1, 2023 to December 31, 2023	—	$—	—	$200,041
Total as of December 31, 2023	—	$—	—	$200,041

1On April 25, 2022, we announced that the Board approved the $350.0 million 2022 Knight-Swift Share Repurchase Plan, replacing the 2020 Knight-Swift Share Repurchase Plan. There is no expiration date associated with this share repurchase authorization. See Note 20 in Part II, Item 8 of this Annual Report.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Stockholders Return Performance Graph
The following graph compares the cumulative annual total return of stockholders from December 31, 2018 to December 31, 2023 of our stock relative to the cumulative total returns of the NYSE Composite index and an index of other companies within the trucking industry (NASDAQ Trucking & Transportation) over the same period. The graph assumes that the value of the investment in Knight-Swift's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2018, and tracks it through December 31, 2023. The stock price performance included in this graph is not necessarily indicative of Knight-Swift's future stock price performance.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Knight-Swift Transportation Holdings Inc.
NYSE Composite
NASDAQ Trucking & Transportation

	December 31,
	2018	2019	2020	2021	2022	2023
Knight-Swift Transportation Holdings Inc.	$100.00	$144.01	$169.41	$248.73	$215.90	$239.87
NYSE Composite	100.00	125.51	134.28	162.04	146.89	167.12
NASDAQ Trucking & Transportation	100.00	123.21	130.96	148.36	120.19	161.24

ITEM 6.	RESERVED

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Executive Summary
Company Overview
Knight-Swift Transportation Holdings Inc. is one of North America's largest and most diversified freight transportation companies, providing multiple full truckload, LTL, intermodal, and other complementary services. Our objective is to operate our business with industry-leading margins, continued organic growth, and growth through acquisitions while providing safe, high-quality, and cost-effective solutions for our customers. Knight-Swift uses a nationwide network of business units and terminals in the US and Mexico to serve customers throughout North America. In addition to operating one of the country's largest truckload fleets, Knight-Swift also contracts with third-party equipment providers to provide a broad range of transportation services to our customers while creating quality driving jobs for our driving associates and successful business opportunities for independent contractors. Our four reportable segments are Truckload, LTL, Logistics, and Intermodal. Additionally, we have various other operating segments, included within our All Other Segments.
Key Financial Highlights
During 2023, consolidated total revenue was $7.1 billion, which is a 3.9% decrease over 2022. Consolidated operating income was $338.2 million in 2023, reflecting a decrease of 69.0% from 2022. Consolidated net income attributable to Knight-Swift decreased by 71.8% from 2022 to $217.1 million.
•Truckload — 93.7% operating ratio during 2023, with a 5.8% increase in revenue, excluding fuel surcharge and intersegment transactions, compared to 2022.
•LTL — 89.0% operating ratio during 2023 with a 5.5% increase in revenue, excluding fuel surcharge.
•Logistics — 92.5% operating ratio during 2023. Load count reduced by 17.5%, leading to a 36.6% decrease in revenue, excluding intersegment transactions.
•Intermodal — 102.6% operating ratio during 2023, a 15.5% decrease in revenue, excluding intersegment transactions leading to a 121.8% decrease in operating income.
•All Other Segments — Operating loss was $111.6 million during 2023 compared to operating income of $36.5 million in 2022 primarily due to the $125.5 million operating loss of our third-party insurance business. Based on the recent results, including the continued unfavorable development of insurance reserves, the Company decided to initiate exiting this business during the fourth quarter of 2023 and expects to cease all third-party insurance operations and cancel any remaining policies by the end of the first quarter of 2024. We do not expect this business to have a material impact to our results in 2024.
•Acquisition of U.S. Xpress — Having closed on July 1, 2023, our synergy teams, composed of leaders from Knight, Swift, and U.S. Xpress have been sharing information, best practices, and further defining opportunities for improvement and action plans to execute on those plans. In the first two quarters of ownership, we have made significant cost improvement and even some rate improvement, leading to slight profitability in the fourth quarter of 2023.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•Liquidity and Capital — During 2023, we generated $1.2 billion in operating cash flows. Our Free Cash Flow1 was $382.7 million. We paid down $59.3 million in long-term debt, $60.9 million in finance lease liabilities, and $120.6 million on our operating lease liabilities. We obtained financing of $250.0 million in new long-term debt and $108.0 million from net borrowings on our accounts receivable securitization and assumed $337.9 million in debt and finance lease liabilities related to the U.S. Xpress Acquisition. In 2023, we issued $91.1 million in dividends to our stockholders. Gain on sale of revenue equipment decreased to $64.7 million in 2023, compared to $92.9 million in 2022.
We ended 2023 with $168.5 million in unrestricted cash and cash equivalents, $67.0 million outstanding on the 2021 Revolver, $1.3 billion face value outstanding on the 2023 Term Loan and the 2021 Term Loans, and $7.1 billion of stockholders' equity. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.
________
1Refer to "Non-GAAP Financial Measures" below.

Key Financial Data and Operating Metrics

	2023	2022
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$7,141,766	$7,428,582
Revenue, excluding truckload and LTL fuel surcharge	$6,308,169	$6,508,165
Net income attributable to Knight-Swift	$217,149	$771,325
Earnings per diluted share	$1.34	$4.73
Operating ratio	95.3%	85.3%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$278,739	$821,196
Adjusted EPS [1]	$1.72	$5.03
Adjusted Operating Ratio [1]	93.1%	82.2%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	20,948	18,110
Average trailers [3]	87,865	74,779
LTL
Average tractors [4]	3,201	3,176
Average trailers [5]	8,482	8,431
Intermodal
Average tractors	639	613
Average containers	12,730	11,786
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.5 years and 2.7 years as of December 31, 2023 and 2022, respectively.
3Note that average trailers includes 8,724 and 8,249 trailers within our All Other Segment. Our trailer fleet within the Truckload segment had a weighted average age of 8.9 years and 9.9 years as of December 31, 2023 and 2022, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

4Our LTL tractor fleet had a weighted average age of 4.4 years and 4.3 years as of December 31, 2023 and 2022, respectively, and includes 611 and 711 tractors from ACT's and MME's dedicated and other businesses for 2023 and 2022, respectively.
5Our LTL trailer fleet had a weighted average age of 8.6 years and 8.1 years as of December 31, 2023 and 2022, respectively, and includes 723 and 968 trailers from ACT's and MME's dedicated and other businesses for 2023 and 2022, respectively.
Market Trends and Outlook — On a year-over-year basis, the US gross domestic product, which is the broadest measure of goods and services produced across the economy, increased by 2.5%1 in 2023, as compared to a 1.9%1 increase in 2022. The year-over-year improvement primarily reflects increases in consumer spending, nonresidential fixed investments, state and local government spending, exports, and federal government spending that were partly offset by decreases in residential fixed investment and inventory investment. The national unemployment rate was 3.7%2 as of December 31, 2023, as compared to 3.5%2 as of December 31, 2022. Early estimates of the full-year 2023 US employment cost index indicate a year-over-year increase of 0.9%2 and a sequential increase of 0.7%2.
The freight market outlook for the first half of 2024 includes the following:
•LTL demand remains strong;
•LTL improvement in revenue (excluding fuel) per hundredweight year-over-year;
•Truckload freight demand softness anticipated to continue into the first quarter of 2024, with modest seasonality in the second quarter of 2024;
•Truckload - contract rate sequentially stable;
•Cost inflation continues to be a challenge, though pace eases;
•Labor alternatives in the general economy remain attractive, providing a headwind to retention and utilization until freight conditions improve;
•Demand in the used equipment market weakens further as small carriers struggle.
_________
1 bea.gov
2 bls.gov

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Summary
Notes regarding presentation: A discussion of changes in our results of operations from 2021 to 2022 has been omitted from this Annual Report, but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Annual Report filed with the SEC on February 23, 2023.
In accordance with accounting treatment applicable to each of our recent acquisitions, Knight-Swift's reported results do not include the operating results of the acquired entities prior to the respective acquisition dates. Accordingly, comparisons between the Company's 2023 results and prior periods may not be meaningful. Refer to Note 1 in Part II, Item 8 of this Annual Report for a list of our recent acquisitions.
Operating Results: 2023 Compared to 2022 — The $554.2 million decrease in net income attributable to Knight-Swift to $217.1 million in 2023 from $771.3 million in 2022, includes the following:
•Contributor — $448.6 million decrease in operating income within our Truckload segment was primarily due to a 0.6% decrease in average revenue per tractor, which includes the results of U.S. Xpress. Excluding U.S. Xpress, revenue, excluding fuel surcharge, per tractor decreased 10.2% year-over-year.
•Contributor — $90.5 million decrease in operating income within our Logistics segment driven by a 17.5% decrease in load count.
•Contributor — $58.7 million decrease in operating income within our Intermodal segment driven by a 19.9% decrease in revenue per load, partially offset by a 5.5% increase in load count.
•Contributor — $7.7 million decrease in operating income from our LTL segment as a result of a 1.9% decrease in weight per shipment and other costs related to expanding our service area and transitioning our operational systems on one network.
•Contributor — $148.1 million decrease in operating results within our All Other Segments, primarily due to the $125.5 million operating loss in the third-party insurance business, including additional costs incurred in the fourth quarter of 2023 as we prepare to exit the business in the first quarter of 2024.
•Contributor — $60.2 million increase in net interest expense primarily due to an increase in interest rates.
•Offset — $63.6 million increase in "Other income (expenses), net," primarily driven by an unrealized loss on our investment in Embark recorded in 2022.
•Offset — $194.6 million decrease in consolidated income tax expense, primarily due to a decrease in income before income taxes and a release of a valuation allowance in the third quarter of 2023. This resulted in a 2023 effective tax rate of 20.3% and a 2022 effective tax rate of 24.4%.
See additional discussion of our operating results within "Results of Operations — Consolidated Operating and Other Expenses" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain other operating segments included within our All Other Segments. Refer to Note 25 in Part II, Item 8 of this Annual Report for descriptions of our segments. Refer to Part I, Item 1, "Business – Our Mission and Company Strategy" of this Annual Report for discussion related to our segment operating strategies.
Consolidating Tables for Total Revenue and Operating Income

	2023		2022
Revenue:	(Dollars in thousands)
Truckload	$4,698,655	65.8%	$4,531,115	61.0%
LTL	$1,082,454	15.2%	$1,069,554	14.4%
Logistics	$582,250	8.2%	$920,707	12.4%
Intermodal	$410,549	5.7%	$485,786	6.5%
Subtotal	$6,773,908	94.9%	$7,007,162	94.3%
All Other Segments	$462,061	6.5%	$516,735	7.0%
Intersegment eliminations	$(94,203)	(1.4%)	$(95,315)	(1.3%)
Total revenue	$7,141,766	100.0%	$7,428,582	100.0%

	2023		2022
Operating income (loss):	(Dollars in thousands)
Truckload	$297,977	88.1%	$746,581	68.4%
LTL	$118,880	35.2%	$126,609	11.6%
Logistics	$43,418	12.8%	$133,942	12.3%
Intermodal	$(10,507)	(3.1%)	$48,167	4.4%
Subtotal	$449,768	133.0%	$1,055,299	96.7%
All Other Segments	$(111,615)	(33.0%)	$36,529	3.3%
Operating income	$338,153	100.0%	$1,091,828	100.0%

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base with approximately 15,100 irregular route and 5,900 dedicated tractors.
•Our LTL business, which was initially established in 2021 through the ACT Acquisition and later the MME acquisition, provides our customers with regional LTL transportation service through our growing network of approximately 120 facilities and a door count of approximately 4,550. Our LTL segment operates approximately 3,200 tractors and approximately 8,500 trailers, including equipment used for ACT's and MME's dedicated and other businesses. The LTL segment also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We continue to offer power-only services through our Logistics segment by leveraging our fleet of over 96,000 trailers as of December 31, 2023.
•All Other Segments include support services provided to our customers and third-party carriers including insurance, equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services. All Other Segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and various acquisitions).
•In addition to the revenues earned from our customers for the trucking and non-trucking services discussed above, we also earn fuel surcharge revenue from our customers through our fuel surcharge programs, which serve to recover a majority of our fuel costs. This generally applies only to loaded miles for our Truckload and LTL segments and typically does not offset non-paid empty miles, idle time, nor out-of-route miles driven. Fuel surcharge programs involve a computation based on the change in national or regional fuel prices. These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Truckload and LTL segments.
Expenses
Our most significant expenses typically vary with miles traveled and include fuel, driving associate-related expenses (such as wages and benefits), and services purchased from third-party service providers (including other trucking companies, railroad and drayage providers, and independent contractors). Maintenance and tire expenses, as well as the cost of insurance and claims generally vary with the miles we travel but also have a controllable component based on safety performance, fleet age, operating efficiency, and other factors. Our primary fixed costs are depreciation and lease expense for revenue equipment and terminals, non-driver employee compensation, amortization of intangible assets, and interest expenses.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Truckload Segment
We generate revenue in the Truckload segment primarily through irregular route, dedicated, refrigerated, flatbed, expedited, and cross-border service offerings, with approximately 15,100 irregular route tractors and approximately 5,900 dedicated route tractors in use during 2023. Generally, we are paid a predetermined rate per mile or per load for our truckload services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, other specialized services, and through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Truckload segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	2023	2022	2023 vs. 2022
	(Dollars in thousands, except per tractor data)		Increase (decrease)
Total revenue	$4,698,655	$4,531,115	3.7%
Revenue, excluding fuel surcharge and intersegment transactions	$4,031,054	$3,811,599	5.8%
GAAP: Operating income	$297,977	$746,581	(60.1%)
Non-GAAP: Adjusted Operating Income [1]	$314,542	$747,906	(57.9%)
Average revenue per tractor [2]	$209,258	$210,469	(0.6%)
GAAP: Operating ratio [2]	93.7%	83.5%	1,020	bps
Non-GAAP: Adjusted Operating Ratio 1 2	92.2%	80.4%	1,180	bps
Non-paid empty miles percentage [2]	14.3%	14.6%	(30	bps)
Average length of haul (miles) [2]	393	395	(0.5%)
Total miles per tractor [2]	85,233	76,502	11.4%
Average tractors 2 3	20,948	18,110	15.7%
Average trailers 2 4	87,865	74,779	17.5%
1Refer to "Non-GAAP Financial Measures" below.
2Defined within "Operating Statistics" above.
3Includes 18,821 and 16,228 company-owned tractors for 2023 and 2022, respectively.
4Average trailers includes 8,724 and 8,249 trailers from our All Other Segments for 2023 and 2022, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2023 Compared to 2022 — The Truckload segment continues to experience an extremely difficult environment, operating with an Adjusted Operating Ratio of 92.2% in 2023, as compared to 80.4% in 2022. The Adjusted Operating Ratio of the truckload business, excluding U.S. Xpress that was acquired in the third quarter of 2023, was 90.3% in 2023. The inclusion of U.S. Xpress negatively impacted the Adjusted Operating Ratio by 190 basis points. Revenue per loaded mile, excluding fuel surcharge and intersegment transactions, decreased 10.9% year-over-year, while total miles increased 18.5% (before including the U.S. Xpress business, total miles decreased 2.9%). Miles per tractor increased 11.4% year-over-year (0.2% before including U.S. Xpress). Revenue, excluding fuel surcharge and intersegment transactions was $4.0 billion, an increase of 5.8% year-over-year, reflecting a 12.9% decline in the existing truckload business prior to the inclusion of U.S. Xpress. Excluding U.S. Xpress, revenue, excluding fuel surcharge, per tractor decreased 10.2% year-over-year as the decline in rates outweighed the improvement in miles per tractor.
We believe our extensive trailer fleet, which has grown to approximately 96,000 trailers as of the end of 2023, positions us to provide valuable capacity, flexibility, and efficiency to our customers through our Truckload and Logistics segments. We remain focused on managing costs and improving utilization, as we expect inflationary pressures in driver-related costs, equipment maintenance, and insurance to continue to affect the freight market in the first half of 2024.
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
Our most significant expenses are related to direct costs associated with the transportation of our freight moves including direct salary, wage and benefit costs, fuel expense, and depreciation expense associated with revenue equipment costs. Other expenses associated with revenue generation that can fluctuate and impact operating results are insurance and claims expense, as well as maintenance costs of our revenue equipment. These expenses can be influenced by multiple factors including our safety performance, equipment age, and other factors. A key component to lowering our operating costs is labor efficiency within our network. We continue to focus on technological advances to improve the customer experience and reduce our operating costs.

	2023	2022		2023 vs. 2022
	(Dollars in thousands, except per shipment and per hundredweight data)			Increase (decrease)
Total revenue	$1,082,454	$1,069,554		1.2%
Revenue, excluding fuel surcharge	$914,568	$867,292		5.5%
GAAP: Operating income	$118,880	$126,609		(6.1)%
Non-GAAP: Adjusted Operating Income [1]	$134,560	$142,539		(5.6)%
GAAP: Operating ratio [2]	89.0%	88.2%	80	bps
Non-GAAP: Adjusted Operating Ratio 1 2	85.3%	83.6%	170	bps
LTL shipments per day [2]	18,899	18,642		1.4%
LTL weight per shipment [2]	1,048	1,068		(1.9)%
LTL average length of haul (miles) [2]	553	520		6.3%
LTL revenue per shipment [2]	$193.32	$188.03		2.8%
LTL revenue xFSC per shipment [2]	$163.10	$152.15		7.2%
LTL revenue per hundredweight [2]	$18.44	$17.61		4.7%
LTL revenue xFSC per hundredweight [2]	$15.56	$14.25		9.2%
LTL average tractors 2 3	3,201	3,176		0.8%
LTL average trailers 2 4	8,482	8,431		0.6%
1Refer to "Non-GAAP Financial Measures" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2Defined under "Operating Statistics," above.
3Includes 611 and 711 tractors from ACT's and MME's dedicated and other businesses for 2023 and 2022, respectively.
4Includes 723 and 968 trailers from ACT's and MME's dedicated and other businesses for 2023 and 2022, respectively.
2023 Compared to 2022 — Our LTL segment operates across approximately 120 facilities with a door count of over 4,550. LTL operated well, producing an 85.3% Adjusted Operating Ratio during 2023, as revenue, excluding fuel surcharge, grew 5.5% but Adjusted Operating Income decreased 5.6% year-over-year. Volumes were strong with shipments per day for the year increasing 1.4% year-over-year. Revenue per hundredweight, excluding fuel surcharge, increased 9.2%, while revenue per shipment, excluding fuel surcharge, increased by 7.2%, reflecting a 1.9% decrease in weight per shipment.
We expect that our connected LTL network will provide additional opportunities for revenue growth. During 2023, we increased our door count by over 260 and we expect door capacity to continue to grow in 2024. We remain encouraged by the strong performance within our LTL segment, and we continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.
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
The most significant expense in the Logistics segment is purchased transportation that we pay to third-party capacity providers, which is primarily a variable cost, and is included in "Purchased transportation" in the consolidated statements of comprehensive income. Variability in this expense depends on truckload capacity, availability of third-party capacity providers, rates charged to customers, current freight demand, and customer shipping needs. Fixed Logistics operating expenses primarily include non-driver employee compensation and benefits recorded in "Salaries, wages, and benefits," as well as depreciation and amortization expense recorded in "Depreciation and amortization of property and equipment" in the consolidated statements of comprehensive income.

	2023	2022	2023 vs. 2022
	(Dollars in thousands, except per load data)		Increase (decrease)
Total revenue	$582,250	$920,707	(36.8%)
Revenue, excluding intersegment transactions	$577,695	$910,609	(36.6%)
GAAP: Operating income	$43,418	$133,942	(67.6%)
Non-GAAP: Adjusted Operating Income 1 2	$45,031	$135,278	(66.7%)
Revenue per load [2]	$1,724	$2,242	(23.1%)
Gross margin percentage [2]	18.7%	21.9%	(320	bps)
GAAP: Operating ratio [2]	92.5%	85.5%	700	bps
Non-GAAP: Adjusted Operating Ratio 1 2	92.2%	85.1%	710	bps
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics" above.
2023 Compared to 2022 — Logistics Adjusted Operating Ratio was 92.2%, with a gross margin of 18.7% in 2023, compared to 21.9% in 2022. Our existing logistics load count declined by 28.0% year-over-year, prior to the addition of U.S. Xpress logistics. With the inclusion of U.S. Xpress logistics volumes, the load count declined by 17.5% year-over-year. Revenue per load decreased by 23.1% year-over-year. We continue to innovate with technology designed to remove friction and allow seamless connectivity, leading to services that we expect will capture new opportunities for revenue growth.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment
The Intermodal segment complements our regional operating model, while also allowing us to better serve customers in longer haul lanes, and reduces our investment in fixed assets. Through the Intermodal segment, we generate revenue by moving freight over the rail in our containers and other trailing equipment, combined with revenue for drayage to transport loads between railheads and customer locations. The most significant expense in the Intermodal segment is the cost of purchased transportation that we pay to third-party capacity providers (including rail providers), which is primarily variable and included in "Purchased transportation" in the consolidated statements of comprehensive income. While rail pricing is primarily determined on an annual basis, purchased transportation varies as it relates to rail capacity, freight demand, and customer shipping needs. The main fixed costs in the Intermodal segment are depreciation of our company tractors related to drayage, containers, and chassis, as well as non-driver employee compensation and benefits.

	2023	2022		2023 vs. 2022
	(Dollars in thousands, except per load data)			Increase (decrease)
Total revenue	$410,549	$485,786		(15.5%)
Revenue, excluding intersegment transactions	$410,549	$485,739		(15.5%)
GAAP: Operating (loss) income	$(10,507)	$48,167		(121.8%)
Average revenue per load [1]	$2,842	$3,546		(19.9%)
GAAP: Operating ratio [1]	102.6%	90.1%	1,250	bps
Load count	144,471	136,967		5.5%
Average tractors [2] [3]	639	613		4.2%
Average containers [2]	12,730	11,786		8.0%
1Refer to "Non-GAAP Financial Measures" below.
2Defined within "Operating Statistics" above.
3Includes 577 and 544 company-owned tractors for 2023 and 2022, respectively.
2023 Compared to 2022 — Intermodal operated with a 102.6% operating ratio. While load count increased year-over-year by 5.5%, total revenue decreased 15.5% year-over-year to $410.5 million as revenue per load declined 19.9%, resulting from soft demand and competitive truck capacity.
We remain focused on growing our load count and improving the efficiency of our assets as Intermodal continues to provide value to our customers and is complementary to the many services we offer. Results can be impacted by the cost of alternative truck capacity.
All Other Segments
Our All Other Segments include support services provided to our customers and third-party carriers including insurance, equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services. Our All Other Segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and $47.3 million in annual amortization of intangibles related to the 2017 Merger and various acquisitions).

	2023	2022	2023 vs. 2022
	(Dollars in thousands)		Increase (decrease)
Total revenue	$462,061	$516,735	(10.6%)
Operating (loss) income	$(111,615)	$36,529	(405.6%)
2023 Compared to 2022 — Revenue declined 10.6% year-over-year, largely as a result of our actions to address the challenges within our third-party insurance program, including significantly reducing exposures. The $111.6 million operating loss within our All Other Segments is primarily driven by the $125.5 million operating loss in the third-party insurance business.
Based on recent results, including the continued unfavorable development of insurance reserves, the Company decided to initiate exiting this business during the fourth quarter of 2023 and expects to cease all third-party insurance operations and cancel any remaining policies by the end of the first quarter of 2024. We do not expect this business to have a material impact to our results in 2024.

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

	2023	2022	2023 vs. 2022
	(Dollars in thousands)		Increase (decrease)
Salaries, wages, and benefits	$2,479,759	$2,173,933	14.1%
% of total revenue	34.7%	29.3%	540	bps
% of revenue, excluding truckload and LTL fuel surcharge	39.3%	33.4%	590	bps
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
2023 Compared to 2022 — The increase in consolidated salaries, wages, and benefits includes a $344.2 million increase from the results of U.S. Xpress. This was partially offset by decreases in non-driver salaries and wages and driving associate wages due to a 1.7% reduction in miles driven by company driving associates, excluding U.S. Xpress.

	2023	2022	2023 vs. 2022
	(Dollars in thousands)		Increase (decrease)
Fuel	$878,407	$895,603	(1.9%)
% of total revenue	12.3%	12.1%	20	bps
% of revenue, excluding truckload and LTL fuel surcharge	13.9%	13.8%	10	bps
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

2023 Compared to 2022 — The decrease in consolidated fuel expense includes $139.6 million from the results of U.S. Xpress. The inclusion of U.S. Xpress's fuel expense was offset by lower average weekly DOE fuel prices of $4.20 per gallon in 2023 compared to $5.01 per gallon in 2022. It was also offset by a 1.7% reduction in the total miles driven by company driving associates, excluding U.S. Xpress.

	2023	2022	2023 vs. 2022
	(Dollars in thousands)		Increase (decrease)
Operations and maintenance	$473,491	$422,872	12.0%
% of total revenue	6.6%	5.7%	90	bps
% of revenue, excluding truckload and LTL fuel surcharge	7.5%	6.5%	100	bps
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
2023 Compared to 2022 — The increase in consolidated operations and maintenance expense includes a $79.5 million increase from the results of U.S. Xpress, partially offset by lower hiring and labor expense, as well as lower road expense.

	2023	2022	2023 vs. 2022
	(Dollars in thousands)		Increase (decrease)
Insurance and claims	$609,536	$455,918	33.7%
% of total revenue	8.5%	6.1%	240	bps
% of revenue, excluding truckload and LTL fuel surcharge	9.7%	7.0%	270	bps
Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, our level of self-insurance, and premium expense. In recent years, insurance carriers have raised premiums for many businesses, including transportation companies. As a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention limits or reduce excess coverage limits when our policies are renewed or replaced. In addition, our Iron Insurance line of business offers insurance products to third-party carriers, earning additional premium revenues, which are partially offset by increased insurance reserves, but does increase our exposure to claims and inability to collect premiums. Insurance and claims expense also varies based on the number of miles driven by company driving associates and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in large, prior-year claims. In future periods, our higher self-insured retention limits and lower excess coverage limits may cause increased volatility in our consolidated insurance and claims expense.
2023 Compared to 2022 — Consolidated insurance and claims expense increased primarily due to increased frequency and unfavorable claim development during the periods within our Iron Insurance line of business. This was included in the $125.5 million operating loss of our third-party insurance business in 2023. The increase also includes unfavorable developments within our self-insured retention limits and $55.8 million of insurance and claims expense from the results of U.S. Xpress.
Based on recent results, including the continued unfavorable development of insurance reserves, the Company decided to initiate exiting the third-party insurance business during the fourth quarter of 2023 and expects to cease all third-party insurance operations and cancel any remaining policies by the end of the first quarter of 2024. We do not expect this business to have a material impact to our results in 2024.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2023	2022	2023 vs. 2022
	(Dollars in thousands)		Increase (decrease)
Operating taxes and licenses	$117,024	$111,197	5.2%
% of total revenue	1.6%	1.5%	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.9%	1.7%	20	bps
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
2023 Compared to 2022 — The increase in consolidated operating taxes and licenses expense is primarily due to the inclusion of operating taxes and licenses expense from the results of U.S Xpress during 2023.

	2023	2022	2023 vs. 2022
	(Dollars in thousands)		Increase (decrease)
Communications	$29,661	$23,656	25.4%
% of total revenue	0.4%	0.3%	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	0.5%	0.4%	10	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
2023 Compared to 2022 — The increase in consolidated communications expense is primarily due to the inclusion of $6.3 million of communications expense from the results of U.S. Xpress. This increase was partially offset by the implementation of new technology on our revenue equipment.

	2023	2022	2023 vs. 2022
	(Dollars in thousands)		Increase (decrease)
Depreciation and amortization of property and equipment	$664,962	$594,981	11.8%
% of total revenue	9.3%	8.0%	130	bps
% of revenue, excluding truckload and LTL fuel surcharge	10.5%	9.1%	140	bps
Depreciation relates primarily to our owned tractors, trailers, buildings, electronic logging devices, other communication units, and other similar assets. Changes to this fixed cost are generally attributed to increases or decreases in company-owned equipment, the relative percentage of owned versus leased equipment, and fluctuations in new equipment purchase prices. Depreciation can also be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment. Management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practices.
2023 Compared to 2022 — The increase in consolidated depreciation and amortization of property and equipment includes a $41.2 million increase of expense from the results of U.S. Xpress. The remaining increase is primarily due to an increase in owned versus leased equipment and higher depreciation for capital improvements made to our terminals.
We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment, terminal improvements, or terminal expansions in 2024.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2023	2022	2023 vs. 2022
	(Dollars in thousands)		Increase (decrease)
Amortization of intangibles	$70,138	$64,843	8.2%
% of total revenue	1.0%	0.9%	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.1%	1.0%	10	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, ACT Acquisition, U.S. Xpress Acquisition, and other acquisitions. See Note 4 and Note 10 in Part II, Item 8, of this Annual Report for further details regarding the Company's intangible assets, historical amortization, and anticipated future amortization.
2023 Compared to 2022 — The increase in consolidated amortization of intangibles for 2023 is primarily attributed to the U.S. Xpress Acquisition. See Note 4 in Part II, Item 8, of this Annual Report for more details regarding our acquisitions.

	2023	2022	2023 vs. 2022
	(Dollars in thousands)		Increase (decrease)
Rental expense	$130,269	$56,856	129.1%
% of total revenue	1.8%	0.8%	100	bps
% of revenue, excluding truckload and LTL fuel surcharge	2.1%	0.9%	120	bps
Rental expense consists primarily of payments for our terminals and other real estate leases and, to a lesser extent, payments for revenue equipment from operating leases. The primary factors affecting the expense are the size and location of our leased properties.
2023 Compared to 2022 — The increase in consolidated rental expense is primarily related to the inclusion of $67.3 million from the results of U.S. Xpress. Additional increases relate to the incorporation of new facilities as we expand our network and were partially offset by a decrease in the rental expense for revenue equipment.

	2023	2022	2023 vs. 2022
	(Dollars in thousands)		Increase (decrease)
Purchased transportation	$1,190,836	$1,444,937	(17.6%)
% of total revenue	16.7%	19.5%	(280	bps)
% of revenue, excluding truckload and LTL fuel surcharge	18.9%	22.2%	(330	bps)
Purchased transportation expense is comprised of payments to independent contractors in our trucking operations, as well as payments to third-party capacity providers related to logistics, freight management, and non-trucking services in our logistics and intermodal businesses. Purchased transportation is generally affected by capacity in the market, as well as changes in fuel prices. As capacity tightens, our payments to third-party capacity providers and to independent contractors tend to increase. Additionally, as fuel prices increase, payments to third-party capacity providers and independent contractors increase.
2023 Compared to 2022 — The decrease in consolidated purchased transportation expense is primarily due to decreased load volume within our logistics and intermodal businesses and lower miles driven by independent contractors, partially offset by $160.6 million of additional purchased transportation expense from the results of U.S. Xpress.
We expect that consolidated purchased transportation will increase as a percentage of revenue if we grow our logistics and intermodal businesses faster than our full truckload and LTL businesses. The increase could be partially offset if independent contractors exit the market due to regulatory changes.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	2023	2022	2023 vs. 2022
	(Dollars in thousands)		Increase (decrease)
Impairments	$2,236	$810	176.0%
2023 Compared to 2022 — In 2023, we incurred impairment charges related to certain revenue equipment held for sale (within the Truckload segment) and terminated software projects (recorded within our All Other Segments, specifically related to our third-party insurance business). In 2022, we incurred impairment charges associated with building improvements (within our All Other Segments).

	2023	2022	2023 vs. 2022
	(Dollars in thousands)		Increase (decrease)
Miscellaneous operating expenses	$157,294	$91,148	72.6%
Miscellaneous operating expenses primarily consists of legal and professional services fees, general and administrative expenses, and other costs, net of gain on sales of equipment.
2023 Compared to 2022 — The increase in net consolidated miscellaneous operating expenses is primarily due to a $28.2 million decrease in gain on sales of equipment, as well as the inclusion of $22.3 million from the results of U.S. Xpress and $5.6 million in transaction fees related to the U.S. Xpress Acquisition.
Consolidated Other Expenses, net
The following table summarizes fluctuations in certain non-operating expenses included in our consolidated statements of comprehensive income:

	2023	2022	2023 vs. 2022
	(Dollars in thousands)		Increase (decrease)
Interest income	$(21,577)	$(5,439)	296.7%
Interest expense	$127,100	$50,803	150.2%
Other (income) expenses, net	$(37,659)	$25,958	(245.1%)
Income tax (benefit) expense	$54,768	$249,388	(78.0%)
Interest income — Interest income includes interest earned from financing revenue equipment to independent contractors, as well as interest earned from our investments.
2023 Compared to 2022 — The increase in consolidated interest income is primarily due to the higher balances in our interest yielding cash accounts, coupled with an increase in interest rates during 2023.
Interest expense — Interest expense is comprised of debt and finance lease interest expense, as well as amortization of deferred loan costs.
2023 Compared to 2022 — Consolidated interest expense increased due to an increase in interest rates during 2023. Additional details regarding our debt are discussed in Note 15 in Part II, Item 8 of this Annual Report.
Other (income) expenses, net — Other (income) expenses, net is primarily comprised of (gains) and losses from our various equity investments, including our investment in Embark, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
2023 Compared to 2022 — The increased change in consolidated other (income) expenses, net is primarily due to unrealized losses recognized from our investment in Embark in 2022 and a net gain recorded within our portfolio of investments during 2023.
Income tax expense — In addition to the discussion below, Note 13 in Part II, Item 8 of this Annual Report provides further analysis related to income taxes.
2023 Compared to 2022 — The decrease in consolidated income tax expense was primarily due to a decrease in income before income taxes and a release of a valuation allowance in the third quarter of 2023. This resulted in a 2023 effective tax rate of 20.3% and a 2022 effective tax rate of 24.4%.

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
Note regarding presentation: A discussion of changes in our results of operations from 2022 to 2023 has been omitted from this Annual Report, but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Annual Report filed with the SEC on February 23, 2023.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation:
Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	2023	2022
	(Dollars in thousands)
GAAP: Net income attributable to Knight-Swift	$217,149	$771,325
Adjusted for:
Income tax expense attributable to Knight-Swift	54,768	249,388
Income before income taxes attributable to Knight-Swift	271,917	1,020,713
Amortization of intangibles [1]	70,138	64,843
Impairments [2]	2,236	810
Legal accruals and loss contingencies [3]	7,694	415
Transaction fees [4]	6,868	—
Other acquisition related expenses [5]	7,697	—
Severance expense [6]	5,151	—
Change in fair value of deferred earnout [7]	(3,359)	—
Adjusted income before income taxes	368,342	1,086,781
Provision for income tax expense at effective rate[8]	(89,603)	(265,585)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$278,739	$821,196

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	2023	2022
GAAP: Earnings per diluted share	$1.34	$4.73
Adjusted for:
Income tax expense attributable to Knight-Swift	0.34	1.53
Income before income taxes attributable to Knight-Swift	1.68	6.25
Amortization of intangibles [1]	0.43	0.40
Impairments [2]	0.01	—
Legal accruals and loss contingencies [3]	0.05	—
Transaction fees [4]	0.04	—
Other acquisition related expenses [5]	0.05	—
Severance expense [6]	0.03	—
Change in fair value of deferred earnout [7]	(0.02)	—
Adjusted income before income taxes	2.28	6.66
Provision for income tax expense at effective rate [8]	(0.55)	(1.63)
Non-GAAP: Adjusted EPS	$1.72	$5.03

1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger, the ACT Acquisition, the U.S. Xpress Acquisition and other acquisitions.
2"Impairments" reflects the non-cash impairments:
•2023 impairments related to certain revenue equipment held for sale (within the Truckload segment) and terminated software projects (recorded within our All Other Segments, specifically related to our third-party insurance business).
•2022 impairment of building improvements (within our All Other Segments).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

3"Legal accruals and loss contingencies" are included in "Insurance and claims" and "Miscellaneous operating expenses" in the consolidated statements of comprehensive income and reflect the following:
•During the fourth quarter of 2023, the Company recorded estimated exposure for various legal matters. Additionally, the Company identified a probable loss contingency related to our third-party carrier insurance business included within our All Other segments. During the second and third quarters of 2023, legal expense reflects the increased estimated exposures for various accrued legal matters based on recent settlement agreements. First quarter 2023 legal expense reflects a decrease in the estimated exposure related to an accrued legal matter previously identified as probable and estimable in prior periods based on a recent settlement agreement.
•During 2022, the Company decreased the estimated exposure related to certain accrued legal matters previously identified as probable and estimable in prior periods based on recent settlement agreements. Additional 2022 legal costs relate to certain lawsuits arising from employee and contract related matters.
4"Transaction fees" consists of legal and professional fees associated with the July 1, 2023 acquisition of U.S. Xpress. The transaction fees are included within "Miscellaneous operating expenses" and "Salaries, Wages, and benefits" and with small amounts included in other line items in the consolidated statements of comprehensive income.
5"Other acquisition related expenses" represents one-time expenses associated with the U.S. Xpress acquisition, including certain severance expense, including the acceleration of stock compensation expense as well as other operating expenses. These are primarily included within "Salaries, wages, and benefits" in the condensed statements of comprehensive income.
6"Severance expense" is included within "Salaries, wages, and benefits" in the condensed statements of comprehensive income.
7"Change in fair value of deferred earnout" reflects the benefit for the change in fair value of a deferred earnout related to various acquisitions, which is recorded in "Miscellaneous operating expenses."
8For 2023, an effective tax rate of 24.3% was applied in our Adjusted EPS calculation. The change in the effective tax rate was primarily impacted by the change in pre-tax income based on the adjustments presented in Adjusted Net Income Attributable to Knight-Swift. Additionally, the effective tax rate was normalized to exclude the third quarter 2023 tax benefit from the partial release of the pre-acquisition allowance associated with the U.S. Xpress net operating loss and tax credit carryforward benefits.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$7,141,766	$7,428,582
Total operating expenses	(6,803,613)	(6,336,754)
Operating income	$338,153	$1,091,828
Operating ratio	95.3%	85.3%

Non-GAAP Presentation
Total revenue	$7,141,766	$7,428,582
Truckload and LTL fuel surcharge	(833,597)	(920,417)
Revenue, excluding truckload and LTL fuel surcharge	6,308,169	6,508,165

Total operating expenses	6,803,613	6,336,754
Adjusted for:
Truckload and LTL fuel surcharge	(833,597)	(920,417)
Amortization of intangibles [1]	(70,138)	(64,843)
Impairments [2]	(2,236)	(810)
Legal accruals and loss contingencies [3]	(7,694)	(415)
Transaction fees [4]	(6,868)	—
Other acquisition related expenses [5]	(7,697)	—
Severance expense [6]	(5,151)	—
Change in fair value of deferred earnout [7]	3,359	—
Adjusted Operating Expenses	5,873,591	5,350,269
Adjusted Operating Income	$434,578	$1,157,896
Adjusted Operating Ratio	93.1%	82.2%
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
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
4See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 4.
5See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.
6See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 6.
7See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 7.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Truckload Segment

	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$4,698,655	$4,531,115
Total operating expenses	(4,400,678)	(3,784,534)
Operating income	$297,977	$746,581
Operating ratio	93.7%	83.5%

Non-GAAP Presentation
Total revenue	$4,698,655	$4,531,115
Fuel surcharge	(665,711)	(718,155)
Intersegment transactions	(1,890)	(1,361)
Revenue, excluding fuel surcharge and intersegment transactions	4,031,054	3,811,599

Total operating expenses	4,400,678	3,784,534
Adjusted for:
Fuel surcharge	(665,711)	(718,155)
Intersegment transactions	(1,890)	(1,361)
Amortization of intangibles [1]	(5,576)	(1,325)
Impairments [2]	(656)	—
Other acquisition related expenses [3]	(7,697)	—
Severance expense [4]	(2,636)	—
Adjusted Operating Expenses	3,716,512	3,063,693
Adjusted Operating Income	$314,542	$747,906
Adjusted Operating Ratio	92.2%	80.4%
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
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.
4See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 6.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,082,454	$1,069,554
Total operating expenses	(963,574)	(942,945)
Operating income	$118,880	$126,609
Operating ratio	89.0%	88.2%

Non-GAAP Presentation
Total revenue	$1,082,454	$1,069,554
Fuel surcharge	(167,886)	(202,262)
Revenue, excluding fuel surcharge	914,568	867,292

Total operating expenses	963,574	942,945
Adjusted for:
Fuel surcharge	(167,886)	(202,262)
Amortization of intangibles [1]	(15,680)	(15,930)
Adjusted Operating Expenses	780,008	724,753
Adjusted Operating Income	134,560	142,539
Adjusted Operating Ratio	85.3%	83.6%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT Acquisition and MME Acquisition.
Logistics Segment

	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$582,250	$920,707
Total operating expenses	(538,832)	(786,765)
Operating income	$43,418	$133,942
Operating ratio	92.5%	85.5%

Non-GAAP Presentation
Total revenue	$582,250	$920,707
Intersegment transactions	(4,555)	(10,098)
Revenue, excluding intersegment transactions	577,695	910,609

Total operating expenses	538,832	786,765
Adjusted for:
Intersegment transactions	(4,555)	(10,098)
Amortization of intangibles [1]	(1,613)	(1,336)
Adjusted Operating Expenses	532,664	775,331
Adjusted Operating Income	$45,031	$135,278
Adjusted Operating Ratio	92.2%	85.1%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the UTXL acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	2023	2022
GAAP Presentation	(Dollars in thousands)
Total revenue	$410,549	$485,786
Total operating expenses	(421,056)	(437,619)
Operating (loss) income	$(10,507)	$48,167
Operating ratio	102.6%	90.1%

Non-GAAP Presentation
Total revenue	$410,549	$485,786
Intersegment transactions	—	(47)
Revenue, excluding intersegment transactions	410,549	485,739

Total operating expenses	421,056	437,619
Adjusted for:
Intersegment transactions	—	(47)
Adjusted Operating Expenses	421,056	437,572
Adjusted Operating Income	$(10,507)	$48,167
Adjusted Operating Ratio	102.6%	90.1%

Non-GAAP Reconciliation: Free cash flow

2023

GAAP: Cash flows from operations	$1,161,676
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	292,627
Purchases of property and equipment	(1,071,611)
Non-GAAP: Free Cash Flow	$382,692

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources
Sources of Liquidity
The following table presents our available sources of liquidity as of December 31, 2023:

Source:	Amount
(In thousands)
Cash and cash equivalents, excluding restricted cash	$168,545
Availability under 2021 Revolver, due September 2026 [1]	1,015,007
Availability under 2023 RSA, due October 2025 [2]	600
Total unrestricted liquidity	$1,184,152
Cash and cash equivalents – restricted [3]	301,141
Restricted investments, held-to-maturity, amortized cost [3]	530
Total liquidity, including restricted cash and restricted investments	$1,485,823

1As of December 31, 2023, we had $67.0 million in borrowings under our $1.1 billion 2021 Revolver. We additionally had $18.0 million in outstanding letters of credit (discussed below) issued under the 2021 Revolver, leaving $1.0 billion available under the 2021 Revolver.
2Based on eligible receivables at December 31, 2023, our borrowing base for the 2023 RSA was $527.6 million, while outstanding borrowings were $527.0 million, leaving $0.6 million available under the 2023 RSA.
3Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $297.3 million, which is included in "Cash and cash equivalents — restricted" in the consolidated balance sheets held by Mohave and Red Rock for claims payments. The remaining $3.9 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.
Uses of Liquidity
Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, insurance and claims payments, tax payments, and others. We also use large amounts of cash and credit for the following activities:
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet and expand our trailer fleet, expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We expect net cash capital expenditures, including net cash expenditures of our LTL segment, will be in the range of $625.0 to $675.0 million in 2024. This range excludes cash outlays for potential acquisitions. We believe we have ample flexibility in our trade cycle and purchase agreements to alter our current plans if economic and other conditions warrant.
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
There can be no assurance that we will be able to obtain additional debt under our existing financial arrangements to satisfy our ongoing capital requirements. However, we believe the combination of our expected cash flows, financing available through operating and finance leases, available funds under our 2023 RSA, and availability under the 2021 Revolver will be sufficient to fund our expected capital expenditures for at least the next twelve months.
Refer to Note 18 in Part II, Item 8 of this Annual Report for additional discussion of our short-term and long-term contractual payment obligations related to purchase commitments.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Principal and Interest Payments — As of December 31, 2023, we had debt, accounts receivable securitization, and finance lease obligations of $2.7 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Prior to the maturity of our 2023 RSA, 2023 Term Loan, 2021 Term Loans, 2021 Revolver, Prudential Notes, revenue equipment installment notes, and other debt, we expect to be contractually obligated to make interest payments of approximately $58.6 million, $46.8 million, $150.5 million, $12.2 million, $1.6 million, $20.9 million and $1.8 million, respectively. Refer to Notes 14 and 15 in Part II, Item 8 of this Annual Report for additional discussion of the principal payment obligations related to the 2023 RSA, 2023 Term Loan, and 2021 Debt Agreement.
Refer to Note 16 in Part II, Item 8 of this Annual Report for additional discussion on our contractual principal and interest payment obligations for finance leases.
Letters of Credit — Pursuant to the terms of the 2021 Debt Agreement and the 2023 RSA, our lenders may issue standby letters of credit on our behalf. When we have certain letters of credit outstanding, the availability under the 2021 Revolver or 2023 RSA is reduced accordingly. As of December 31, 2023, we also had outstanding letters of credit of $264.3 million pursuant to a bilateral agreement which do not impact the availability of the 2021 Revolver and 2023 RSA. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, common stock prices, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. The 2022 Knight-Swift Repurchase Plan had $200.0 million available as of December 31, 2023. See further details regarding our share repurchases under Note 20 in Part II, Item 8 of this Annual Report.
Working Capital
We had working capital deficit of $116.3 million as of December 31, 2023 and a working capital surplus of $599.6 million as of December 31, 2022. The $715.9 million decrease was primarily due to the assumption of liabilities from the U.S. Xpress Acquisition as well as the 2021 Term Loan A-2 maturing September 2024.
________
1Refer to "Non-GAAP Financial Measures."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Material Debt Agreements
As of December 31, 2023, we had $2.7 billion in material debt obligations at the following carrying values:
•$199.9 million: 2021 Term Loan A-2, due September 2024, net of $0.1 million in deferred loan costs
•$799.1 million: 2021 Term Loan A-3, due September 2026, net of $0.9 million in deferred loan costs
•$249.1 million: 2023 Term Loan, due September 2026, net of $0.9 million in deferred loan costs
•$526.5 million: 2023 RSA outstanding borrowings, net of $0.5 million in deferred loan costs
•$528.9 million: Finance lease obligations
•$67.0 million: 2021 Revolver, due September 2026
•$279.3 million: Revenue equipment installment notes
•$33.6 million: Other, net of approximately $22,000 in deferred loan costs
As of December 31, 2022, we had $1.9 billion in material debt obligations at the following carrying values:
•$199.8 million: 2021 Term Loan A-2, due September 2024, net of $0.2 million in deferred loan costs
•$798.7 million: 2021 Term Loan A-3, due September 2026, net of $1.3 million in deferred loan costs
•$418.6 million: 2022 RSA outstanding borrowings, due April 2024, net of $0.4 million in deferred loan costs
•$403.0 million: Finance lease obligations
•$43.0 million: 2021 Revolver, due September 2026
•$39.0 million: Other, net of $0.1 million in deferred loan costs
Key terms and other details regarding our material debt obligations and finance leases are discussed in Notes 14, 15, and 16 in Part II, Item 8 of this Annual Report, and are incorporated by reference herein.

Cash Flow Analysis

	2023	2022	Change
	(In thousands)
Net cash provided by operating activities	$1,161,676	$1,435,853	$(274,177)
Net cash used in investing activities	(1,228,025)	(646,184)	(581,841)
Net cash provided by (used in) financing activities	150,690	(754,347)	905,037
Net Cash Provided by Operating Activities
2023 Compared to 2022 — The $274.2 million decrease in net cash provided by operating activities was primarily due to a $753.7 million decrease in operating income and a $69.2 million increase in cash paid for interest. These were partially offset by a $248.8 million decrease in cash paid for taxes and various changes in working capital. Note: Factors affecting the increase in operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."
Net Cash Used in Investing Activities
2023 Compared to 2022 — The $0.6 billion increase in net cash used in investing activities was primarily due to a $0.4 billion increase in net cash invested in acquisitions and a $161.8 million increase in net cash capital expenditures.
Net Cash Provided by (Used in) Financing Activities
2023 Compared to 2022 — Net cash provided by financing activities increased by $0.9 billion, primarily due to a $250.0 million increase in proceeds from long-term debt, a $154.6 million decrease in repayments on finance leases and long-term debt, a $241.0 million decrease in net repayments on our 2021 Revolver, and a $299.9 million decrease in repurchases of our common stock.

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
Claims Accruals — Insurance and claims expense varies as a percentage of total revenue, based on the frequency and severity of claims incurred in a given period, as well as changes in claims development trends. The actual cost to settle our self-insured claim liabilities, as well as our third-party claim liabilities, may differ from our reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties, including the inherent difficulty in estimating the severity of the claim and the potential judgment or settlement amount to dispose of the claim. If claims development factors that are based upon historical experience had increased by 10%, our claims accrual as of December 31, 2023 would have potentially increased by $61.5 million.
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
Knight-Swift evaluated its goodwill associated with the 2017 Merger and various acquisitions as of December 31, 2023 and 2022. The evaluations were completed using fair value measurement guidance prescribed in ASC 350, Intangibles – Goodwill and Other. The fair value of the goodwill was established using an equal weighting of both the income and market approaches. In evaluating this quantitative analysis, the Company determined that it was more likely than not that fair value exceeded carrying value for the Company's reporting units as of December 31, 2023 and 2022.
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

make significant estimates and assumptions related to forecasts of future revenues, discount rates, and royalty rates. Changes in these assumptions could materially affect the determination of the fair value of the trade names, the amount of any trade names impairment charge, or both. Management evaluated trade names for impairment as of December 31, 2023 and 2022 noting that the fair value exceeded carrying value for the trade name.
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
Refer to Note 10, in Part II, Item 8 of this Annual Report for discussion about the impact of the amortization of definite-lived intangibles on our results for 2023 and 2022.
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
Refer to Note 23, in Part II, Item 8 of this Annual Report for discussion about the changes in long-lived assets and the impact on our results for 2023 and 2022.
Fair Value of Net Assets Acquired in Business Combinations — Management performs fair value assessments in determining the fair value of the identifiable assets and liabilities acquired through the business combination as of the acquisition date. Management and third-party specialists use significant inputs and assumptions in the valuations of acquired net assets such as certain prospective information, discount rates, royalty rates, and market data. Changes in these estimates and assumptions could materially affect the determination of fair value.
Refer to Note 4, in Part II, Item 8 of this Annual Report for discussion about the fair value of net assets acquired in business combinations and the impact on our results for 2023 and 2022.
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
Refer to Note 21, in Part II, Item 8 of this Annual Report for discussion about the assumptions related to these awards and the impact on our results for 2023 and 2022.
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
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2021 Debt Agreement, 2023 Term Loan, and 2023 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 6.0% as of December 31, 2023) and fixed rate equipment lease financing. Assuming the level of borrowings as of December 31, 2023, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $21.6 million.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US decreased to an average of $4.20 per gallon for 2023 from an average of $5.01 per gallon for 2022. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022, and 2021, together with related notes and the report of Grant Thornton LLP, independent registered public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Annual Report.

Audited Financial Statements of Knight-Swift Transportation Holdings Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Knight-Swift Transportation Holdings Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Knight-Swift Transportation Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2024 expressed an unqualified opinion.
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
Swift and U.S. Xpress auto liability claims accrual
As described further in footnote 12 to the financial statements, the Company is self-insured for a portion of its risk related to auto liability claims. The Company accrues for the cost of the uninsured portion of pending claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends. The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties, including the inherent difficulty in estimating the severity of the claims and the potential judgment or settlement amount to dispose of the claim.
We identified the estimation of the Swift and U.S. Xpress auto liability claims accrual, which are subject to certain self-insured retention limits, as a critical audit matter. Auto liability unpaid claim liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The principal considerations for assessing the auto liability as a critical audit matter is the high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.
Our audit procedures related to this critical audit matter included the following, among others:
•We tested the operating effectiveness of controls over Swift auto liability claims, including the completeness and accuracy of claim expenses and payments and management’s review over actuarial calculations.

•We tested management’s process for determining the auto liability accrual, including evaluating the reasonableness of the methods and certain assumptions used in estimating the ultimate claim losses with the assistance of an actuarial specialist.

•We tested the claims data used in the actuarial calculation by selecting samples of historical claims data and inspecting source documents to test key attributes of the claims data.

Customer relationships and tradename acquired with the U.S. Xpress acquisition
As described further in footnote 4 to the financial statements, on July 1, 2023, the Company acquired all of the issued and outstanding shares of U.S. Xpress. The total purchase price consideration was $630 million, which $348 million was allocated to separately identified intangible assets, including customer relationships of $184.5 million and tradenames of $163.5 million. The determination of the fair value of the customer relationships and tradename requires management to make significant estimates and assumptions related to forecasts of future revenues, expenses, and the discount and royalty rates applied.

We identified the fair value assigned to the customer relationships and tradename on the acquisition date as a critical audit matter. The principal consideration for our determination that the acquisition date fair value of customer relationships and tradename is a critical audit matter is that management utilized significant judgment when estimating the fair value assigned to the acquired intangibles. In turn, auditing management’s judgments regarding the assigned fair value involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgments.
Our audit procedures related to this critical audit matter included the following, among others:
•We tested the operating effectiveness of controls relating to the determination of fair value.

•We tested management’s process for determining the fair value of the acquired intangibles. This included evaluating the appropriateness of the valuation method.

•We evaluated the reasonableness of management’s significant assumptions, which included forecasted revenues and expenses. We tested whether these forecasts were reasonable and consistent with historical performance and third-party market data, as applicable.

•We tested the reasonableness of the Company’s discount rates and royalty rate applied to the present value of the estimated future cash flows models with the assistance of valuation specialists.

Third-party auto liability carrier claims reserves
As described further in footnote 12 to the financial statements, the Company assumes premiums under a reinsurance agreement covering auto liability coverage for individual members of an independent carrier safety association. The per occurrence limit assumed for auto liability is $1.0 million. The Company accrues for the cost of the uninsured portion of pending claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends. The actual cost to settle claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties, including the inherent difficulty in estimating the severity of the claims and the potential judgment or settlement amount to dispose of the claim.
We identified the estimation of the Company’s third-party auto liability carrier claims reserves as a critical audit matter. Unpaid claim liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The principal considerations for assessing the third-party auto liability carrier claims reserves as a critical audit matter is the high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.
Our audit procedures related to this critical audit matter included the following, among others:
•We tested the operating effectiveness of controls over the third-party auto liability carrier claims reserves, including the completeness and accuracy of claim expenses and payments.

•We tested management’s process for determining the third-party auto liability carrier claims reserves, including evaluating the reasonableness of the methods and certain assumptions used in estimating the ultimate claim losses with the assistance of an actuarial specialist.

•We tested the claims data used in the actuarial calculation by selecting samples of historical claims data and inspecting source documents to test key attributes of the claims data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2011.
Phoenix, Arizona
February 22, 2024

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Balance Sheets

	December 31,
	2023	2022
ASSETS	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$168,545	$196,770
Cash and cash equivalents – restricted	297,275	185,792
Restricted investments, held-to-maturity, amortized cost	530	7,175
Trade receivables, net of allowance for doubtful accounts of $39,458 and $22,980, respectively	888,603	842,294
Contract balance – revenue in transit	12,246	15,859
Prepaid expenses	148,696	108,081
Assets held for sale	83,366	40,602
Income tax receivable	65,815	58,974
Other current assets	43,939	38,025
Total current assets	1,709,015	1,493,572
Property and equipment:
Revenue equipment	5,154,593	4,429,117
Land and land improvements	426,635	376,552
Buildings and building improvements	861,194	726,424
Furniture and fixtures	156,911	131,886
Shop and service equipment	84,049	59,817
Leasehold improvements	37,228	16,587
Gross property and equipment	6,720,610	5,740,383
Less: accumulated depreciation and amortization	(2,104,211)	(1,905,340)
Property and equipment, net	4,616,399	3,835,043
Operating lease right-of-use-assets	484,821	192,358
Goodwill	3,848,798	3,519,339
Intangible assets, net	2,058,882	1,776,569
Other long-term assets	152,850	134,785
Total assets	$12,870,765	$10,951,666
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355,173	$220,849
Accrued payroll and purchased transportation	164,884	171,381
Accrued liabilities	220,350	81,528
Claims accruals – current portion	480,200	311,822
Finance lease liabilities and long-term debt – current portion	459,759	71,466
Operating lease liabilities – current portion	144,921	36,961
Total current liabilities	1,825,287	894,007
Revolving line of credit	67,000	43,000
Long-term debt – less current portion	1,223,021	1,024,668
Finance lease liabilities – less current portion	407,150	344,377
Operating lease liabilities – less current portion	371,407	149,992
Accounts receivable securitization	526,508	418,561
Claims accruals – less current portion	315,476	201,838
Deferred tax liabilities	951,749	907,893
Other long-term liabilities	79,086	12,049
Total liabilities	5,766,684	3,996,385
Commitments and contingencies (Notes 4, 6, 17, 18, and 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 161,385 and 160,706 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	1,613	1,607
Additional paid-in capital	4,426,852	4,392,266
Accumulated other comprehensive loss	(830)	(2,436)
Retained earnings	2,659,755	2,553,567
Total Knight-Swift stockholders' equity	7,087,390	6,945,004
Noncontrolling interest	16,691	10,277
Total stockholders’ equity	7,104,081	6,955,281
Total liabilities and stockholders’ equity	$12,870,765	$10,951,666
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Comprehensive Income

	2023	2022	2021
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$6,308,169	$6,508,165	$5,531,890
Truckload and LTL fuel surcharge	833,597	920,417	466,129
Total revenue	7,141,766	7,428,582	5,998,019
Operating expenses:
Salaries, wages, and benefits	2,479,759	2,173,933	1,771,772
Fuel	878,407	895,603	546,256
Operations and maintenance	473,491	422,872	313,505
Insurance and claims	609,536	455,918	275,378
Operating taxes and licenses	117,024	111,197	98,784
Communications	29,661	23,656	22,486
Depreciation and amortization of property and equipment	664,962	594,981	522,596
Amortization of intangibles	70,138	64,843	55,299
Rental expense	130,269	56,856	55,161
Purchased transportation	1,190,836	1,444,937	1,320,888
Impairments	2,236	810	299
Miscellaneous operating expenses	157,294	91,148	49,898
Total operating expenses	6,803,613	6,336,754	5,032,322
Operating income	338,153	1,091,828	965,697
Other (expenses) income:
Interest income	21,577	5,439	1,173
Interest expense	(127,100)	(50,803)	(21,140)
Other income (expenses), net	37,659	(25,958)	28,905
Total other (expenses) income, net	(67,864)	(71,322)	8,938
Income before income taxes	270,289	1,020,506	974,635
Income tax expense	54,768	249,388	230,887
Net income	215,521	771,118	743,748
Net loss (income) attributable to noncontrolling interest	1,628	207	(360)
Net income attributable to Knight-Swift	$217,149	$771,325	$743,388
Other comprehensive income (loss)	1,606	(1,873)	(563)
Comprehensive income	$218,755	$769,452	$742,825

Earnings per share:
Basic	$1.35	$4.75	$4.48
Diluted	$1.34	$4.73	$4.45

Dividends declared per share:	$0.56	$0.48	$0.38

Weighted average shares outstanding:
Basic	161,188	162,260	165,860
Diluted	161,826	163,211	167,060
See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2020	166,553	$1,665	$4,301,424	$1,566,759	$—	$5,869,848	$2,192	$5,872,040
Common stock issued to employees	510	6	5,918			5,924		5,924
Common stock issued to the Board	12	—	575			575		575
Common stock issued with ACT acquisition	219	2	9,998			10,000		10,000
Common stock issued under ESPP	63	1	2,782			2,783		2,783
Company shares repurchased	(1,377)	(14)		(57,161)		(57,175)		(57,175)
Shares withheld – RSU settlement				(8,257)		(8,257)		(8,257)
Employee stock-based compensation expense			33,495			33,495		33,495
Cash dividends paid and dividends accrued ($0.38 per share)				(63,587)		(63,587)		(63,587)
Net income				743,388		743,388	360	743,748
Other comprehensive income					(563)	(563)		(563)
Noncontrolling interest							10,281	10,281
Investment in noncontrolling interest							(64)	(64)
Net acquisition of remaining ownership interest, previously noncontrolling			(3,279)			(3,279)	(2,471)	(5,750)
Balances – December 31, 2021	165,980	$1,660	$4,350,913	$2,181,142	$(563)	$6,533,152	$10,298	$6,543,450
Common stock issued to employees	625	6	2,505			2,511		2,511
Common stock issued to the Board	18	—	873			873		873
Common stock issued under ESPP	84	1	4,047			4,048		4,048
Company shares repurchased	(6,001)	(60)		(299,881)		(299,941)		(299,941)
Shares withheld – RSU settlement				(20,623)		(20,623)		(20,623)
Employee stock-based compensation expense			33,928			33,928		33,928
Cash dividends paid and dividends accrued ($0.48 per share)				(78,396)		(78,396)		(78,396)
Net income				771,325		771,325	(207)	771,118
Other comprehensive income					(1,873)	(1,873)		(1,873)
Noncontrolling interest							186	186
Balances – December 31, 2022	160,706	$1,607	$4,392,266	$2,553,567	$(2,436)	$6,945,004	$10,277	$6,955,281
Common stock issued to employees	582	5	158			163		163
Common stock issued to the Board	18	—	977			977		977
U.S. Xpress assumed equity awards			1,462			1,462		1,462
Common stock issued under ESPP	79	1	4,067			4,068		4,068
Shares withheld – RSU settlement				(19,932)		(19,932)		(19,932)
Employee stock-based compensation expense			27,922			27,922		27,922
Cash dividends paid and dividends accrued ($0.56 per share)				(91,029)		(91,029)		(91,029)
Net income				217,149		217,149	(1,628)	215,521
Other comprehensive income					1,606	1,606		1,606
Noncontrolling interest							8,281	8,281
Investment in noncontrolling interest							(239)	(239)
Balances – December 31, 2023	161,385	$1,613	$4,426,852	$2,659,755	$(830)	$7,087,390	$16,691	$7,104,081

See accompanying notes to consolidated financial statements.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Cash Flows

	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$215,521	$771,118	$743,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	735,100	659,824	577,895
Gain on sale of property and equipment	(64,651)	(92,891)	(74,799)
Impairments	2,236	810	299
Deferred income taxes	10,784	30,852	39,929
Non-cash lease expense	121,831	41,943	45,192
(Gain) loss on equity securities	(2,096)	52,274	(3,931)
Non-cash adjustment to fair value of convertible note	—	—	(12,631)
Other adjustments to reconcile net income to net cash provided by operating activities	62,005	46,632	44,841
Increase (decrease) in cash resulting from changes in:
Trade receivables	155,100	58,708	(214,573)
Income tax receivable	(6,841)	(58,065)	2,528
Accounts payable	12,628	(24,769)	73,371
Accrued liabilities and claims accrual	53,304	11,151	40,872
Operating lease liabilities	(120,550)	(42,893)	(48,171)
Other assets and liabilities	(12,695)	(18,841)	(24,417)
Net cash provided by operating activities	1,161,676	1,435,853	1,190,153
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	3,620	9,706	10,624
Purchases of held-to-maturity investments	(30)	(11,145)	(7,706)
Proceeds from sale of property and equipment, including assets held for sale	292,627	183,421	252,080
Purchases of property and equipment	(1,071,611)	(800,563)	(534,096)
Expenditures on assets held for sale	(833)	(545)	(1,367)
Net cash, restricted cash, and equivalents invested in acquisitions	(458,288)	(31,291)	(1,496,208)
Investment in convertible note	—	—	(35,000)
Other cash flows from investing activities	6,490	4,233	(5,060)
Net cash used in investing activities	(1,228,025)	(646,184)	(1,816,733)
Cash flows from financing activities:
Repayments of finance leases and long-term debt	(120,219)	(274,833)	(409,889)
Proceeds from long-term debt	250,000	—	1,200,000
Borrowings (repayments) on revolving lines of credit, net	24,000	(217,000)	50,000
Borrowings under accounts receivable securitization	197,000	140,000	80,000
Repayments of accounts receivable securitization	(89,000)	—	(15,000)
Proceeds from common stock issued	5,208	7,432	9,282
Repurchases of the Company's common stock	—	(299,941)	(57,175)
Dividends paid	(91,149)	(78,304)	(63,535)
Other cash flows from financing activities	(25,150)	(31,701)	(14,357)
Net cash provided by (used in) financing activities	150,690	(754,347)	779,326
Net increase in cash, restricted cash, and equivalents	84,341	35,322	152,746
Cash, restricted cash, and equivalents at beginning of period	385,345	350,023	197,277
Cash, restricted cash, and equivalents at end of period	$469,686	$385,345	$350,023

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Consolidated Statements of Cash Flows — Continued

	2023	2022	2021
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$118,150	$48,905	$18,949
Income taxes	40,378	289,159	167,092
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$45,574	$34,909	$10,489
Transfers from property and equipment to assets held for sale	175,297	90,951	92,445
Noncontrolling interest associated with acquisitions	5,178	—	10,281
Purchase price adjustment on acquisition	—	2,164	—
Contingent consideration associated with acquisitions and investments	174,107	1,717	6,250
Value of common stock issued for acquisition	—	—	10,000
U.S. Xpress assumed equity awards	1,462	—	—
Conversion of note receivable to equity investment	12,107	—	37,631
Right-of-use assets obtained in exchange for operating lease liabilities	73,162	86,910	22,771
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	—	—	50,988
Property and equipment obtained in exchange for finance lease liabilities	181,693	152,509	181,234
Property and equipment obtained in exchange for finance lease liabilities reclassified from operating lease liabilities	—	6,462	42,298

Reconciliation of Cash, Restricted Cash, and Equivalents:	2023	2022	2021
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$168,545	$196,770	$261,001
Cash and cash equivalents – restricted [1]	297,275	185,792	87,241
Other long-term assets [1]	3,866	2,783	1,781
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$469,686	$385,345	$350,023

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During 2023, the Truckload segment operated an average of 20,948 tractors (comprised of 18,821 company tractors and 2,127 independent contractor tractors). The Company operated 87,865 trailers during the year, including trailers within the Truckload segment and leasing activities within the All Other Segments. The LTL segment operated an average 3,201 tractors and 8,482 trailers. Additionally, the Intermodal segment operated an average of 639 tractors and 12,730 intermodal containers. The Company's four reportable segments are Truckload, LTL, Logistics, and Intermodal.
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
Recent Acquisitions
The Company recently acquired the following entities:
•100.0% of U.S. Xpress on July 1, 2023. The results are included within the Truckload and Logistics segments.
•100.0% of MME on December 6, 2021. The results are included within the LTL segment.
•100.0% of ACT on July 5, 2021. The results are included within the LTL segment.
•100.0% of UTXL on June 1, 2021. The results are included within the Logistics segment.
•79.44% of Eleos on February 1, 2021. The results are included within the All Other Segments. The noncontrolling interest is presented as a separate component of the consolidated financial statements.
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
With respect to transactional/durational data, references to "years", including "2023", "2022", and "2021" pertain to calendar years. Similarly, references to "quarters", including "first", "second", "third", and "fourth" pertain to calendar quarters.
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
ASUs
There were various ASUs that became effective during 2023, which did not have a material impact on the Company's results of operations, financial position, cash flows, or disclosures.

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
•valuation of net assets acquired in business combination;
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
Restricted Investments — The Company's investments are restricted by insurance regulations to fund the insurance claim losses to be paid by the captive insurance companies. The Company accounts for its investments in accordance with ASC 320, Investments – Debt Securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates the determination on a quarterly basis. As of December 31, 2023, all of the Company's investments in fixed-maturity securities were classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost. The amortized cost of debt securities is adjusted using the effective interest rate method for amortization of premiums and accretion of discounts. Amortization and accretion are reported in "Other income, net" in the consolidated statements of comprehensive income.
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
Goodwill — Management evaluates goodwill on an annual basis as of June 30th, or more frequently if indicators of impairment exist. The Company performs a quantitative analysis on an annual basis, in accordance with ASC 350, Goodwill and Other Intangible Assets. Management estimates the fair values of its reporting units using a combination of the income and market approaches. If the carrying amount of a reporting unit exceeds the fair value, then management recognizes an impairment loss of the same amount. This loss is only limited to the total amount of goodwill allocated to that reporting unit. Refer to Note 10 for the results of the Company's annual evaluation as of December 31, 2023.
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
•Portfolio Approach — The Company typically leases its revenue equipment under master lease agreements, which contain general terms, conditions, definitions, representations, warranties, and other general language, while the specific contract provisions are contained within the various individual lease schedules that fall under a master lease agreement. Each individual leased asset within a lease schedule is similar in nature (i.e., all tractors or all trailers) and has identical contract provisions to all of the other individual leased assets within the same lease schedule (such as the contract provisions discussed above). Management has elected to apply the portfolio approach to its revenue equipment leases, as accounting for its revenue equipment under the portfolio approach would not be materially different from separately accounting for each individual underlying asset as a lease. Each individual real estate and other lease is accounted for at the individual asset level.

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
See Note 13 for additional disclosures regarding the Company's income taxes.

Note 3 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
December 2023	ASU No. 2023-09: Income Taxes (ASC 740) — Improvements to Income Tax Disclosure	The amendments in the ASU update disclosure requirements related to income taxes including disclosures related to the rate reconciliation, income taxes paid, and other items.	January 2025, Prospective adoption	Currently under evaluation, but not expected to be material
November 2023	ASU 2023-07: Segment Reporting (ASC 280) — Improvements to Reportable Segment Disclosures	The amendments in this ASU update reportable segment disclosure requirements by requiring that an entity disclose significant segment expenses, disclose other segment items by reportable segments, provide annual disclosures about a reportable segment's profit and loss, the title of the chief operating decision maker, and other items.	January 2024	Currently under evaluation, but not expected to be material
October 2023	ASU No. 2023-06: Disclosure Improvements [1]	The amendments in this ASU updated several topics of the ASC to incorporate changes required by guidance made effective by SEC Final Rule No. 33-10532. The SEC Final Rule incorporates existing or incremental requirements of Regulation S-X into the accounting standards codification.	October 2023, Prospective adoption	Presentation and disclosure impact only
August 2023	ASU No. 2023-05: Business Combinations — Joint Venture Formations (ASC 805-60), Recognition and Initial Measurement	Requires a joint venture to initially measure all contributions received upon its formation at fair value.	January 2025, Prospective adoption	Currently under evaluation, but not expected to be material
July 2023
ASU No. 2023-03:
Presentation of Financial
Statements (ASC 205),
Income Statement—
Reporting
Comprehensive Income
(ASC 220),
Distinguishing Liabilities
from Equity (ASC 480),
Equity (ASC 505), and
Compensation—Stock
Compensation (ASC
718) [1]
The amendments in this ASU reflect alignment to
Staff Accounting Bulletin No. 120 ("SAB 120") that
was issued by the SEC in November 2021. SAB
120 provides guidance to entities issuing share-based awards shortly before announcing material, nonpublic information. The guidance indicates that
entities should consider such material nonpublic
information to adjust the observable market if the
effect of the release of the material nonpublic
information is expected to affect the share price
and the share-based awards are non-routine in
		nature.	July 2023, Prospective adoption	No material impact
March 2023	ASU No. 2023-01: Leases (ASC 842), Common Control Arrangements [2]	The amendments in this ASU require that leasehold
improvements associated with common control
leases be amortized by the lessee over the useful
life of the leasehold improvements and that
leasehold improvements associated with common
control leases be accounted for as a transfer
between entities under common control through an
adjustment to equity if the lessee no longer controls
		the use of the asset.	January 2024, Prospective or retrospective	Currently under evaluation, but not expected to be material

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
June 2022	ASU No. 2022-03: Fair Value Measurements (ASC 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions [2]	The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security, and not considered in measuring fair value.	January 2024, Prospective	No material impact
March 2022	ASU No. 2022-02: Financial Instruments – Credit Losses (ASC 326), Troubled Debt Restructurings and Vintage Disclosures [3]	The amendments in this ASU require that a creditor incorporates troubled debt restructurings into the allowance for credit losses and disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases.	January 2023, Prospective	No material impact
October 2021	ASU No. 2021-08: Business Combinations (ASC 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The amendments in this ASU require that the acquirer recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC 606 as if the acquirer had originated the contracts. The amendments in this ASU are applied prospectively to business combinations occurring on or after the effective date of the amendments.	January 2023, Prospective	No material impact
1Adopted during the third quarter of 2023.
2Adopted during the first quarter of 2024.
3Adopted during the first quarter of 2023.
Since management is continuing to evaluate the impacts of several of the above standards, disclosures around these preliminary assessments are subject to change.

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
As of December 31, 2023, the $134.1 million in mandatorily redeemable Class A membership interests is included in "Accrued liabilities" in the Company's condensed consolidated balance sheets and the $40.0 million in mandatory purchase of Class B membership interest is included in "Other long-term liabilities" in the Company's condensed consolidated balance sheets, depending on the terms.
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
During 2023, the Company's consolidated operating results included U.S. Xpress' total revenue of $916.2 million and a net loss of $11.7 million. U.S. Xpress' net loss during 2023 included $4.6 million related to the amortization of intangible assets acquired in the U.S. Xpress Acquisition.
The goodwill recognized represents expected synergies from combining the operations of U.S. Xpress with the Company, including enhanced service offerings, as well as other intangible assets that did not meet the criteria for separate recognition. The goodwill is not expected to be deductible for tax purposes.
See Note 15 for more information about the Company's credit facilities and the 2023 Term Loan.

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

July 1, 2023 Opening Balance Sheet as Reported at December 31, 2023

Fair value of the consideration transferred	$632,109

Cash and cash equivalents	3,321
Receivables	216,659
Prepaid expenses	21,347
Other current assets	47,317
Property and equipment	433,210
Operating lease right-of-use assets	337,055
Identifiable intangible assets [1]	348,000
Other noncurrent assets	28,457
Total assets	1,435,366

Accounts payable [2]	(115,494)
Accrued payroll and payroll-related expenses	(27,485)
Accrued liabilities	(19,966)
Claims accruals – current and noncurrent portions	(180,251)
Operating lease liabilities – current and noncurrent portions	(376,763)
Long-term debt and finance leases – current and noncurrent portions	(337,949)
Deferred tax liabilities [2]	(33,072)
Other long-term liabilities	(34,230)
Total liabilities	(1,125,210)

Noncontrolling interest	(391)
Total stockholders' equity	(391)

Goodwill [2]	$322,344

1Includes $184.5 million in customer relationships and $163.5 million in trade names.
2The Company adjusted accounts payable by $13.3 million due to the identification of liabilities which existed prior to the acquisition. This adjustment resulted in a $8.8 million change in deferred tax liabilities and a $4.5 million change in goodwill. No material effects on the statement of comprehensive income were identified with these adjustments.
Pro Forma Information — The following unaudited pro forma information combines the historical operations of the Company and U.S. Xpress giving effect to the U.S. Xpress Acquisition, and related transactions as if consummated on January 1, 2022, the beginning of the comparative period presented.

	December 31,
	2023	2022

Total revenue	$8,097,050	$9,589,752
Net income attributable to Knight-Swift	144,340	728,827
Earnings per share – diluted	0.89	4.47

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The unaudited pro forma condensed combined financial information has been presented for comparative purposes only and includes certain adjustments such as recognition of assets acquired at estimated fair values and related depreciation and amortization, elimination of transaction costs incurred by Knight-Swift and U.S. Xpress during the periods presented that were directly related to the U.S. Xpress Acquisition, and related income tax effects of these items. As a result of the U.S. Xpress Acquisition, both Knight-Swift and U.S. Xpress incurred certain acquisition-related expenses, including professional legal and advisory fees, acceleration of share-based compensation, bonus incentives, severance payments, filing fees and other miscellaneous expenses. These acquisition-related expenses totaled $33.0 million during 2023. These expenses were eliminated in the presentation of the unaudited pro forma "Net income attributable to Knight-Swift" presented above.
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
The Company did not complete any other material acquisitions during 2023 and 2022.

Note 5 — Investments
The following table presents the cost or amortized cost, gross unrealized gains and temporary losses, and estimated fair value of the Company's restricted investments:

	December 31, 2023
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$530	$—	$(1)	$529
Restricted investments, held-to-maturity	$530	$—	$(1)	$529

	December 31, 2022
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	Estimated Fair Value
	(In thousands)
US corporate securities	$5,978	$—	$(44)	$5,934
Government bonds	1,197	—	(1)	1,196
Restricted investments, held-to-maturity	$7,175	$—	$(45)	$7,130

As of December 31, 2023, the contractual maturities of the restricted investments were one year or less. There were one and fourteen securities that were in an unrealized loss position, all for less than twelve months as of December 31, 2023 and 2022, respectively. The Company did not recognize any impairment losses related to restricted investments during 2023, 2022, or 2021.
Refer to Note 2 for the related accounting policy and Note 23 for additional information regarding fair value measurements of restricted investments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 6 — Equity Investments
Transportation Resource Partners
Since 2003, the Company has entered into partnership agreements with entities that make privately-negotiated equity investments, including TRP Capital Partners, LP ("TRP IV"), TRP Capital Partners V, LP ("TRP V"), TRP CoInvest Partners, (QLS) I, LP ("TRP IV Coinvestment QLS"), TRP Coinvest Partners, FFR I, LP ("TRP IV Coinvestment FFR"), and TRP Coinvest Partners V (PW) I, LP ("TRP V Coinvest"), and TRP Capital Partners VI, LP ("TRP VI"). In these agreements, the Company committed to invest in return for an ownership percentage.
The following table presents ownership and commitment information for the Company's investments in TRP partnerships:

	December 31, 2023
	Knight-Swift's Ownership Interest [1]	Total Commitment (All Partners)	Knight-Swift's Contracted Commitment	Knight-Swift's Remaining Commitment
	(Dollars in thousands)
TRP IV – equity investment 3 4	4.2%	$116,065	$4,900	$609
TRP IV Coinvestment QLS – equity method investment 2 5	—%	$39,000	$9,735	$—
TRP IV Coinvestment FFR – equity method investment 2 5	—%	$66,555	$4,950	$—
TRP V - equity method investment 2 6	16.6%	$180,700	$30,000	$8,275
TRP V Coinvest - equity method investment [2]	13.3%	$30,000	$4,000	$—
TRP VI - equity method investment 2 7 8	24.5%	$163,110	$40,000	$40,000

1The Company's share of the results is included within "Other (expenses) income, net" in the consolidated statements of comprehensive income.
2The TRP IV Coinvestments, TRP V, TRP V Coinvest, and TRP VI are unconsolidated majority interests. Management considered the criteria set forth in ASC 323, Investments – Equity Method and Joint Ventures, to establish the appropriate accounting treatment for these investments. This guidance requires the use of the equity method for recording investments in limited partnerships where the "so minor" interest is not met. As such, the investments are being accounted for under the equity method. Knight's ownership interest reflects its ultimate ownership of the portfolio companies underlying the TRP IV Coninvestment QLS, TRP IV Coinvestment FFR, TRP V, TRP V Coninvest, and TRP VI legal entities.
3In accordance with ASC 321, Investments – Equity Securities, these investments are recorded at cost minus impairment.
4Management anticipates that the following amounts will be due: $0.6 million in 2024 and none thereafter.
5TRP IV Coinvestment QLS and TRP IV Coinvestment FFR were liquidated during 2023.
6Management anticipates that the following amounts will be due: $4.0 million in 2024, $2.0 million from 2025 through 2026, $1.0 million from 2027 through 2028, and $1.3 million thereafter.
7The Company entered into the agreement in 2023.
8Management anticipates that the following amounts will be due: $8.3 million in 2024, $15.1 million from 2025 through 2026, $10.6 million from 2027 through 2028, and $6.0 million thereafter.
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
In November 2021, Embark and Northern Genesis Acquisition Corp II, a publicly-traded special purpose acquisition company, completed a business combination agreement entered into on June 22, 2021, resulting in Embark becoming a publicly-traded company. In association with this transaction, the Company's convertible note automatically converted into a number of shares of Embark's common stock as outlined above. Further, the Company acquired an additional $25.0 million in Embark's common stock pursuant to a common stock subscription agreement between the Company and Embark. As of December 31, 2022, the fair value of the combined investment in Embark was $1.0 million. This resulted in a net unrealized loss of $53.4 million recognized during 2022, within "Operating income, net" in the consolidated statements of comprehensive income. During 2023, Embark was acquired in an all-cash transaction with former shareholders receiving the proceeds. This resulted in a

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
net realized loss of $0.1 million for 2023 and a full liquidation of the Embark investment.
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
During the fourth quarter of 2021, the Company invested $10.0 million in a third-party company in exchange for a convertible note. The convertible note accrued simple interest on the unpaid principal balance at a rate of 12.0% until converted into shares of the third-party company's common stock. On August 22, 2023, the amount outstanding on the convertible note converted into shares of the third-party company's common stock.
Net Investment Balances
Net investment balances included in "Other long-term assets" in the consolidated balance sheets were as follows:

	December 31,
	2023	2022
	(in thousands)
TRP IV Coinvestment QLS – equity method investment	321	12,881
TRP IV Coinvestment FFR – equity method investment	232	8,334
TRP V – equity method investment	25,776	20,699
TRP V Coinvest – equity method investment	6,922	5,228
Embark – equity investment	—	1,032
Other equity method investments – equity method investment [1]	69,001	56,375
Total carrying value	$102,252	$104,549

1In accordance with ASC 323, Investments – Equity Method and Joint Ventures, the net investment balance includes accretion of amortization of certain definite-lived intangibles.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 7 — Trade Receivables, net
Trade receivables, net balances were comprised of the following:

	December 31,
	2023	2022
	(In thousands)
Trade customers	$807,458	$731,546
Equipment manufacturers	24,903	15,783
Insurance premiums	33,000	61,696
Other	62,700	56,249
Trade receivables	928,061	865,274
Less: Allowance for doubtful accounts	(39,458)	(22,980)
Trade receivables, net	$888,603	$842,294

The following is a rollforward of the allowance for doubtful accounts for trade receivables:

	2023	2022	2021
	(In thousands)
Beginning balance	$22,980	$21,663	$22,093
Provision	19,116	13,078	10,900
Write-offs directly against the reserve	(2,431)	(994)	(776)
Write-offs for revenue adjustments	(1,520)	(11,517)	(11,504)
Other [1]	1,313	750	950
Ending balance	$39,458	$22,980	$21,663

1    Represents allowance for doubtful trade accounts receivable assumed in 2023 from the Company's acquisitions. Represents measurement period adjustment during 2022 related to the MME acquisition and allowance for doubtful trade accounts receivables assumed in 2021 from the Company's acquisitions. See Note 4 for further details regarding these acquisitions.
See Note 14 for a discussion of the Company's accounts receivable securitization program and the related accounting treatment.

Note 8 — Notes Receivable, net
The Company provides financing to independent contractors and other third parties on equipment sold or leased. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments, ranging from 5.0% to 21.2%. Notes receivable are included in "Other current assets" and "Other long-term assets" in the consolidated balance sheets and were comprised of:

	December 31,
	2023	2022
	(In thousands)
Notes receivable from independent contractors	$5,681	$5,050
Convertible note receivable from third party	—	11,341
Notes receivable from other third parties	7,309	275
Gross notes receivable	12,990	16,666
Allowance for doubtful notes receivable	(4,276)	(5,015)
Total notes receivable, net of allowance	$8,714	$11,651

Current portion, net of allowance	—	8,122
Long-term portion	$8,714	$3,529

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 9 — Assets Held for Sale
The Company expects to sell its assets held for sale within the next twelve months. Revenue equipment held for sale totaled $83.4 million and $40.6 million as of December 31, 2023 and 2022, respectively. Net gains on disposals, including disposals of property and equipment classified as assets held for sale, reported in "Miscellaneous operating expenses" in the consolidated statements of comprehensive income were $64.7 million during 2023, $92.9 million during 2022, and $74.8 million during 2021.
During 2023, the Company incurred impairment losses of $0.5 million primarily related to certain tractors and trailers as a result of a softer used equipment market. During 2022, the Company did not recognize impairment losses related to assets held for sale. During 2021, the Company incurred impairment losses of $0.3 million primarily related to certain tractors and trailers as a result of a softer used equipment market.

Note 10 — Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amounts of goodwill were as follows:

	2023	2022	2021
	(In thousands)
Goodwill balance at beginning of period	$3,519,339	$3,515,135	$2,922,964
Adjustments relating to deferred tax assets	—	—	(9)
Acquisition and measurement period adjustments [1]	329,459	4,204	592,180
Goodwill balance at end of period	$3,848,798	$3,519,339	$3,515,135

1The goodwill associated with the U.S. Xpress Acquisition was allocated to the Truckload and Logistics segments. The goodwill associated with the ACT and MME acquisitions was allocated to the LTL segment. The goodwill associated with the UTXL acquisition was allocated to the Logistics segment. The goodwill associated with the Eleos and other acquisitions were allocated to the All Other Segments. See Note 4 regarding the amount attributed to adjustments to the opening balance sheets.
The following presents the components of goodwill by reportable segment as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	Net Carrying Amount [1]	Net Carrying Amount [1]
	(In thousands)
Truckload	$2,929,116	$2,658,086
LTL	548,322	548,322
Logistics	106,140	54,827
Intermodal	175,594	175,594
All Other	89,626	82,510
Goodwill	$3,848,798	$3,519,339

1Except for the net accumulated amortization related to deferred tax assets in the Truckload segment, the net carrying amount and gross carrying amount are equal since there are no accumulated impairment losses.
There were no impairments identified during annual goodwill impairment testing in 2023, 2022, or 2021.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Other Intangible Assets
Other intangible asset balances were as follows:

	December 31,
	2023	2022
	(In thousands)
Definite-lived intangible assets: [1]
Gross carrying amount	$1,426,592	$1,237,993
Accumulated amortization	(336,120)	(265,982)
Definite-lived intangible assets, net	1,090,472	972,011
Indefinite-lived trade names:
Gross carrying amount	968,410	804,558
Intangible assets, net	$2,058,882	$1,776,569

1The Company's definite-lived intangible assets include customer relationships which have a gross carrying amount of $1.4 billion and $1.2 billion as of December 31, 2023 and 2022, respectively. Other categories of the Company's definite-lived intangible assets include non-compete agreements, internally-developed software, trade names, and others. Identifiable intangible assets subject to amortization have been recorded at fair value. Intangible assets related to acquisitions other than the 2017 Merger are amortized over a weighted-average amortization period of 19.3 years. The Company's customer relationship intangible assets related to the 2017 Merger are being amortized over a weighted average amortization period of 19.9 years.
The following table presents amortization of intangible assets related to the 2017 Merger and various acquisitions:

	2023	2022	2021
	(In thousands)
Amortization of intangible assets related to the 2017 Merger	$41,375	$41,375	$41,375
Amortization related to other intangible assets	28,763	23,468	13,924
Amortization of intangibles	$70,138	$64,843	$55,299

As of December 31, 2023, management anticipates that the composition and amount of amortization associated with intangible assets will be $74.2 million for 2024, $74.1 million for 2025, $72.7 million for 2026, $71.5 million for 2027, and $70.3 million for 2028. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.
See Note 2 for accounting policies regarding goodwill and other intangible assets.

Note 11 — Accrued Payroll and Purchased Transportation and Accrued Liabilities
The following table presents the composition of accrued payroll and purchased transportation:

	December 31,
	2023	2022
	(In thousands)
Accrued payroll [1]	$157,310	$123,719
Accrued purchased transportation	7,574	47,662
Accrued payroll and purchased transportation	$164,884	$171,381

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
The Company's employee benefits expense for matching contributions related to the 401(k) plans was approximately $31.3 million, $29.6 million, and $16.2 million in 2023, 2022, and 2021, respectively. This expense was included in "Salaries, wages, and benefits" in the consolidated statements of comprehensive income. As of December 31, 2023 and 2022, the

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
balance above in accrued payroll included $36.2 million and $21.3 million, respectively, in matching contributions for the 401(k) plans.
The following table presents the composition of accrued liabilities:

	December 31,
	2023	2022
	(In thousands)
Mandatorily redeemable contingent consideration	$134,107	$—
Other	86,243	81,528
Accrued liabilities	$220,350	$81,528

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
Claims accruals were comprised of the following:

	December 31,
	2023	2022
	(In thousands)
Auto reserves	$413,662	$266,734
Workers’ compensation reserves	95,164	76,154
Third-party carrier claims reserves	244,613	134,116
Independent contractor claims reserves	6,783	6,137
Cargo damage reserves	7,238	7,231
Employee medical and other reserves	28,216	23,288
Claims accruals	795,676	513,660
Less: current portion of claims accruals	(480,200)	(311,822)
Claims accruals, less current portion	$315,476	$201,838

Self Insurance
Automobile Liability, General Liability, and Excess Liability — Effective November 1, 2023 the Company has $75.0 million in excess auto liability ("AL") coverage subject to aggregate limits as well as AL claims subject to a $15.0 million self-insured retention ("SIR") per occurrence in addition to certain specific deductibles within the excess coverage above the $15.0 million SIR. For 2019 through 2023 the Company maintained varying excess AL coverage ranging from $100.0 million to $130.0 million with AL claims subject to SIR per occurrence ranging from $2.0 million to $10.0 million, including aggregate deductibles, depending upon the respective subsidiary.
Workers' Compensation and Employers' Liability — The Company is self-insured for workers' compensation coverage. The Company, and its various subsidiaries maintain statutory coverage limits, subject to SIR for each accident and disease ranging from $2.0 million to $5.0 million depending upon the respective subsidiary.
Cargo Damage and Loss — The Company is insured against cargo damage and loss with liability limits of $2.0 million per truck or trailer with a $15.0 million limit per occurrence.
Medical — The Company and its various subsidiaries maintain primary and excess coverage for employee medical expenses, with SIR per claimant ranging from $0.4 million to $1.0 million depending upon the respective subsidiary.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Third-party Carrier Insurance
In 2020, the Company assumed premiums under a reinsurance agreement covering auto liability, including non-trucking auto liability, cargo and general liability coverages for individual members of an independent carrier safety association. The per occurrence limits assumed were $1.0 million per occurrence for auto liability claims, $1.0 million per occurrence for general liability claims, and $0.3 million per occurrence for cargo liability claims.
Starting August 2022, the Company began assuming premiums under a reinsurance agreement covering automotive and physical damage with limits of $1.0 million per occurrence.
Based on recent results, including the continued unfavorable development of insurance reserves, the Company decided to initiate exiting this business during the fourth quarter of 2023 and expects to cease all third-party insurance operations and cancel any remaining policies by the end of the first quarter of 2024. We do not expect this business to have a material impact to our results in 2024.
Commutation Agreement
On February 14, 2024, the Company entered into a commutation agreement with the insurer under third-party reinsurance agreement covering auto liability which effectively transfers the auto liability losses to the insurer for policy periods from October 1, 2020 through March 31, 2023.
See Note 2 for accounting policy regarding the Company's claims accruals.

Note 13 — Income Taxes
The following table presents the Company's income tax expense:

	2023	2022	2021
	(In thousands)
Current expense:
Federal	$15,726	$174,277	$140,258
State	16,423	39,687	42,319
Foreign	12,135	4,277	8,382
	44,284	218,241	190,959
Deferred expense (benefit):
Federal	17,353	25,850	48,874
State	(2,397)	1,432	(10,369)
Foreign	(4,472)	3,865	1,423
	10,484	31,147	39,928
Income tax expense	$54,768	$249,388	$230,887

Rate Reconciliation — Expected tax expense is computed by applying the US federal corporate income tax rate of 21.0% to earnings before income taxes for 2023, 2022, and 2021. Actual tax expense differs from expected tax expense as follows:

	2023	2022	2021
	(In thousands)
Computed "expected" tax expense	$56,761	$214,306	$204,673
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	10,578	32,786	23,063
Release of Valuation Allowance	(14,604)	—	—
Other	2,033	2,296	3,151
Income tax expense	$54,768	$249,388	$230,887

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Deferred Income Taxes — The components of the net deferred tax asset (liability) included in "Deferred tax liabilities" in the consolidated balance sheets were:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Accrued liabilities	$12,282	$4,112
Allowance for doubtful accounts	$16,733	$6,911
Claims accrual	127,850	85,573
Capital loss carryforward	6,518	—
Deferred revenue	5,358	6,366
Interest expense limitation carryforwards	18,530	—
Lease reserve	7,900	494
Net operating loss and credit carryforwards	54,173	2,357
Stock amortization	8,947	8,840
Operating Lease liabilities	120,782	45,089
Research and development	7,717	5,421
Vacation accrual	6,430	4,410
Unrealized gain/loss on investment	—	11,815
Other	6,310	4,361
Total deferred tax assets	399,530	185,749
Valuation allowance	(10,435)	—
Total deferred tax assets, net	389,095	185,749
Deferred tax liabilities:
Intangible assets	(430,948)	(342,559)
Property and equipment, principally due to differences in depreciation	(766,053)	(677,010)
Prepaid taxes, licenses, and permits deducted for tax purposes	(19,936)	(17,081)
Operating lease right-of-use assets	(118,152)	(45,083)
Foreign accruals	(3,760)	(8,616)
Other	(1,995)	(3,293)
Total deferred tax liabilities	(1,340,844)	(1,093,642)
Deferred income taxes	$(951,749)	$(907,893)

Valuation Allowance — Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. Xpress Inc. initially had a valuation allowance of $25.0 million not considering Knight-Swift entities. During 2023, $14.6 million of that valuation allowance was released due to the Company’s ability to utilize certain tax attributes in future periods. The remaining $10.4 million is maintained to offset the tax benefit of capital loss and certain state operating loss carryforward.

	2023	2022	2021
	(In thousands)
Valuation allowance at beginning of year	$—	$—	$—
Additions charged to provision for income taxes	35	—	—
Charges to other accounts	25,039	—	—
Reductions, deferred tax assets realized or written-off	(14,639)	—	—
Valuation allowance at end of year	$10,435	$—	$—

Cumulative Undistributed Foreign Earnings — As of December 31, 2023, foreign withholding taxes have not been provided on approximately $148.8 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the US. As such, the Company is not required to provide withholding taxes on these earnings until they are repatriated in the form of dividends or otherwise.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Unrecognized Tax Benefits — The Company's unrecognized tax benefits as of December 31, 2023 would favorably impact the Company's effective tax rate if subsequently recognized.
See Note 2 for accounting policy related to the Company's income taxes.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2023, 2022, and 2021 is below:

	2023	2022	2021
	(In thousands)
Unrecognized tax benefits at beginning of year	$1,735	$1,735	$2,950
Increases for tax positions taken in the current year	1,677	—	—
Decreases for tax positions taken prior to beginning of year	(1,080)	—	—
Lapse of statute of limitations	(655)		(1,215)
Unrecognized tax benefits at end of year	$1,677	$1,735	$1,735

Due to the acquisition of U.S. Xpress Inc., the Company had an increase in unrecognized tax benefits associated with tax credit carryforwards. Decreases for tax positions are related to the conclusion of the IRS’ audit of a subsidiary’s previously filed amended returns and the lapse of statute of limitations. Management does not expect a decrease in unrecognized tax benefits during the next twelve months.
Interest and Penalties — As of December 31, 2023, there were no accrued interest and penalties. As of December 31, 2022, accrued interest and penalties were $0.2 million.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by federal and state jurisdictions for tax years ranging from 2009 to 2021. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company's effective tax rate. Years subsequent to 2018 remain subject to examination.

Note 14 — Accounts Receivable Securitization
On October 23, 2023, the Company entered into the 2023 RSA, which further amended the 2022 RSA. The 2023 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheets. As of December 31, 2023, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2023 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of December 31, 2023. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes the key terms of the 2023 RSA and 2022 RSA (dollars in thousands):

	2023 RSA	2022 RSA
(Dollars in thousands)
Effective date	October 23, 2023	October 3, 2022
Final maturity date	October 1, 2025	October 1, 2025
Borrowing capacity	$575,000	$475,000
Accordion option [1]	$100,000	$100,000
Unused commitment fee rate [2]	20 to 40 basis points	20 to 40 basis points
Program fees on outstanding balances [3]	one month SOFR + credit adjustment spread 10 basis points + 82.5 basis points	one month SOFR + credit adjustment spread 10 basis points + 82.5 basis points
1The accordion option increases the maximum borrowing capacity, subject to participation by the purchasers.
2The commitment fee rates are based on the percentage of the maximum borrowing capacity utilized.
3As identified within the 2023 RSA and the 2022 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement index for SOFR.
Availability under the 2023 RSA and the 2022 RSA is calculated as follows:

	December 31,
	2023	2022
	(In thousands)
Borrowing base, based on eligible receivables	$527,600	$456,400
Less: outstanding borrowings [1]	(527,000)	(419,000)
Availability under accounts receivable securitization facilities	$600	$37,400

1As of December 31, 2023 and 2022, outstanding borrowings are included in "Accounts receivable securitization – less current portion" in the consolidated balance sheets and are offset by $0.5 million and $0.4 million of deferred loan costs, respectively. Interest accrued on the aggregate principal balance at a rate of 6.3% and 5.1%, as of December 31, 2023 and 2022, respectively.
Program fees and unused commitment fees are recorded in "Interest expense" in the consolidated statements of comprehensive income. The Company's accounts receivable securitization incurred program fees of $24.8 million in 2023, $9.3 million in 2022, and $3.1 million in 2021.
Refer to Note 23 for information regarding the fair value of the 2023 RSA and 2022 RSA.

Note 15 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 14 and its outstanding finance lease obligations as discussed in Note 16, the Company's long-term debt consisted of the following:

	December 31,
	2023	2022
	(In thousands)
2021 Term Loan A-2, due September 3, 2024, net 1 2	$199,902	$199,755
2021 Term Loan A-3, due September 3, 2026, net 1 2	799,058	798,705
2023 Term Loan, due September 3, 2026, net 1 3	249,135	—
Revenue equipment installment notes 1 4	279,339	—
Prudential Notes, net [1]	25,078	35,960
Other	8,567	3,042
Total long-term debt, including current portion	1,561,079	1,037,462
Less: current portion of long-term debt	(338,058)	(12,794)
Long-term debt, less current portion	$1,223,021	$1,024,668

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	December 31,
	2023	2022
	(In thousands)
Total long-term debt, including current portion	$1,561,079	$1,037,462
2021 Revolver, due September 3, 2026 1 5	67,000	43,000
Long-term debt, including revolving line of credit	$1,628,079	$1,080,462

1Refer to Note 23 for information regarding the fair value of debt.
2The carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 are net of $0.1 million and $0.9 million in deferred loan costs as of December 31, 2023, respectively. The carrying amounts of the 2021 Term Loan A-2, and 2021 Term Loan A-3 are net of $0.2 million and $1.3 million in deferred loan costs as of December 31, 2022, respectively.
3As of December 31, 2023, the carrying amount of the 2023 Term Loan was net of $0.9 million in deferred loan costs.
4The revenue equipment installment loans were assumed at the close of the U. S. Xpress Acquisition and have a weighted average interest rate of 4.70% as of December 31, 2023.
5The Company also had outstanding letters of credit of $18.0 million and $15.8 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities, at December 31, 2023 and December 31, 2022, respectively. The Company also had outstanding letters of credit of $264.3 million and $173.1 million under a separate bilateral agreement which do not impact the availability of the 2021 Revolver as of December 31, 2023 and December 31, 2022, respectively.
Credit Agreements
2021 Debt Agreement — On September 3, 2021, the Company entered into the $2.3 billion 2021 Debt Agreement (an unsecured credit facility) with a group of banks, replacing the Company's prior debt agreements. The 2021 Debt agreement included the 2021 Term Loan A-1 which was paid off on December 3, 2022. The following table presents the key terms of the 2021 Debt Agreement:

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
1The interest rate margin for the 2021 Term Loan and 2021 Revolver is based on the Company's consolidated leverage ratio. As of December 31, 2023, interest accrued at 6.652% on the 2021 Term Loan A-2, 6.777% on the 2021 Term Loan A-3, and 6.741% on the 2021 Revolver.
2The commitment fee for the unused portion of the 2021 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.07% to 0.20%. As of December 31, 2023, commitment fees on the unused portion of the 2021 Revolver accrued at 0.150% and outstanding letter of credit fees accrued at 1.250%.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Pursuant to the 2021 Debt Agreement, the 2021 Revolver and the 2021 Term Loans contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2021 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2021 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2021 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2021 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of December 31, 2023, the Company was in compliance with the covenants under the 2021 Debt Agreement.
Borrowings under the 2021 Debt Agreement, are made by Knight-Swift Transportation Holdings Inc., and are guaranteed by certain of the Company's material domestic subsidiaries (other than its captive insurance subsidiaries, driving academy subsidiary, and bankruptcy-remote special purpose subsidiary).
2023 Term Loan — On June 22, 2023, the Company entered into the $250.0 million 2023 Term Loan (an unsecured credit facility) with a group of banks. The 2023 Term Loan matures on September 3, 2026. There are no scheduled principal payments due until maturity. The 2023 Term Loan contains terms similar to the 2021 Debt Agreement. The proceeds received from the 2023 Term Loan were used to fund a portion of the Company's acquisition of U.S. Xpress. The interest rate applicable to the 2023 Term Loan is subject to a leverage-based grid and as of December 31, 2023 is equal to SOFR plus the 0.1% SOFR adjustment plus 1.500%. As of December 31, 2023, interest accrued at 6.98% on the 2023 Term Loan.
U.S. Xpress's Revenue Equipment Installment Notes — In connection with the U.S. Xpress Acquisition, the Company assumed revenue equipment installment notes with various lenders to finance tractors and trailers. Payments are due in monthly installments with final maturities at various dates through March 15, 2028, and the notes are secured by related revenue equipment with a net book value of $242.0 million as of December 31, 2023. Payment terms generally range from 36 months to 84 months. The interest rates as of December 31, 2023 range from 2% to 7%.
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
The 2021 Prudential Notes allowed ACT to borrow up to $125.0 million, less amounts then currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2021 Debt Agreement. As of December 31, 2023, ACT had no availability under the agreement. As of December 31, 2023, the Company was in compliance with the covenants under the 2021 Prudential Notes.
See Note 23 for fair value disclosures regarding the Company's debt instruments.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 16 — Leases
Lessee Disclosures
Lease Cost — The components of the Company's lease cost were as follows:

	2023	2022
	(in thousands)
Operating lease cost:
Operating lease costs	$116,811	$45,560
Short-term lease cost [1]	13,458	11,296
Rental expense	130,269	56,856

Finance lease cost:
Amortization of property and equipment	62,591	50,823
Interest expense	12,452	8,489
Total finance lease cost	75,043	59,312

Total operating and finance lease costs	$205,312	$116,168

1    Short-term lease cost includes leases with a term of twelve months or less, as well as month-to-month leases and variable lease costs.
Lease Liability Calculation Assumptions — The assumptions underlying the calculation of the Company's right-of-use assets and corresponding lease liabilities are disclosed below.

	December 31,
	2023		2022
	Operating	Finance	Operating	Finance
Revenue equipment leases
Weighted average remaining lease term	3.9 years	3.8 years	1.0 year	3.8 years
Weighted average discount rate	4.9%	3.6%	2.3%	2.6%

Real estate and other leases
Weighted average remaining lease term	8.8 years	9.3 years	10.0 years	—
Weighted average discount rate	4.1%	4.2%	2.9%	—%

Maturity Analysis of Lease Liabilities (as Lessee) — Future minimum lease payments for all noncancelable leases were:

	December 31, 2023
	Operating	Finance
	(In thousands)
2024	$163,204	$139,723
2025	128,348	127,240
2026	91,592	69,487
2027	48,685	81,834
2028	32,951	49,088
Thereafter	130,662	128,252
Future minimum lease payments	595,442	595,624
Less: amounts representing interest	(79,114)	(66,773)
Present value of minimum lease payments	516,328	528,851
Less: current portion	(144,921)	(121,701)
Lease liabilities – less current portion	$371,407	$407,150

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Supplemental Cash Flow Lease Disclosures — The following table sets forth cash paid for amounts included in the measurement of lease liabilities:

	2023	2022
	(in thousands)
Operating cash flows for operating leases	$120,550	$42,893
Operating cash flows for finance leases	12,452	8,489
Financing cash flows for finance leases	60,887	62,093

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
The owned assets underlying the Company's leases as lessor primarily consist of revenue equipment. As of December 31, 2023 and 2022, the gross carrying value of such revenue equipment underlying these leases was $68.3 million and $79.7 million, respectively, and accumulated depreciation was $33.2 million and $38.2 million, respectively. Depreciation is calculated on a straight-line basis down to the residual value, as applicable, over the estimated useful life of the equipment. Depreciation expense for these assets was $13.2 million and $15.9 million for 2023 and 2022, respectively.
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

	2023	2022
	(in thousands)
Operating lease revenue	$80,021	$168,072
Variable lease revenue	995	1,233
Total lease revenue [1]	$81,016	$169,305

Rental income [2]	$13,656	$11,296

1    Represents operating revenue earned by the Company for leasing equipment to independent contractors and other third-parties.
2    Represents non-operating income earned from leasing real estate to third parties.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Maturity Analysis of Future Lease Revenues (as Lessor) — Future minimum lease revenues for all noncancelable leases were:

December 31, 2023
(In thousands)
2024	$51,305
2025	33,159
2026	19,250
2027	5,150
2028	746
Thereafter	3,428
Future minimum lease revenues	$113,038

Refer to Note 24 for information regarding the leasing transactions between the Company and related parties.

Note 17 — Defined Benefit Pension Plan
Through the ACT Acquisition, the Company assumed a defined benefit pension plan covering ACT's drivers, drivers' helpers, warehousemen, warehousemen's helpers, mechanics, and mechanics' helpers. The plan provides normal retirement benefits based on years of credited service and applicable benefit units as defined by the plan. Provision is also made for early and defined retirements. A retiree annuity purchase was completed in November 2023, totaling $18.1 million. This action relieved the plan of responsibility for providing future benefit payments for 882 participants in payment status.
The pension plan was amended such that benefit accrual and plan participation for the plan were effectively frozen as of January 1, 1997, resulting in a curtailment on that date. The net pension liability recognized is as follows:

	December 31,
	2023	2022
	(In thousands)
Projected benefit obligation	$35,401	$54,412
Less: fair value of plan assets	35,423	$52,535
Unfunded status	$(22)	$1,877
Accrued pension liability recognized [1]	$847	$854

1The pension liability is included in "Other long-term liabilities" in the consolidated balance sheets.
"Other comprehensive loss" in the consolidated statements of comprehensive income included a $1.4 million gain and $0.5 million for partial settlement of the plan related to a retiree annuity purchase during 2023 and $2.7 million loss from pension plan adjustments during 2022. The provisions of the plan do not require compensation levels to be considered in determining the plan’s benefit obligation. As such, the accumulated benefit obligation and projected benefit obligation are the same.
Other information concerning the defined benefit pension plan is summarized below:

	2023	2022
	(In thousands)
Net periodic pension (expense) income	$(7)	$1,264
Benefits paid	3,050	$2,855

Assumptions
A weighted-average discount rate of 4.85% and 3.84% was used to determine benefit obligations as of December 31, 2023 and December 31, 2022, respectively.
The following weighted-average assumptions were used to determine net periodic pension cost:

	2023	2022
Discount rate	4.73%	4.92%
Expected long-term rate of return on pension plan assets	6.00%	6.00%

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
The defined benefit pension plan weighted-average asset allocations, by asset category, are as follows:

	2023	2022
Asset category:
Equity securities	—%	30%
Debt securities	97%	66%
Cash and cash equivalents	3%	4%
Total	100%	100%

Pension plan assets
The target allocation by asset category, is as follows:

	2023	2022
Asset category:
Equity securities	—%	30%
Debt securities	100%	70%
Total	100%	100%

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
Cash flows
ACT did not contribute to the pension plan during 2023. ACT is not expecting to recognize any net loss within "Other comprehensive loss" in the consolidated statements of comprehensive income during 2024.
The following benefit payments are expected to be paid in each of the fiscal years as follows:

December 31, 2023
(In thousands)
2024	2,073
2025	2,207
2026	2,366
2027	2,491
2028	2,514
2028 through 2030	12,909
Total	$24,560

Note 18 — Purchase Commitments
As of December 31, 2023, the Company had outstanding commitments to acquire revenue equipment of $513.5 million in 2024 ($435.2 million of which were tractor commitments) and none thereafter. These purchases may be financed through any combination of operating leases, finance leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of December 31, 2023, the Company had outstanding purchase commitments to acquire facilities and non-revenue equipment of $90.8 million in 2024, $8.7 million in the two-year period 2025 through 2026, and $0.2 million

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
in the two-year period 2027 through 2028, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
The Company has made accruals with respect to its legal matters where appropriate, which are included in "Accrued liabilities" in the consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $4.8 million and $11.0 million relating to the Company's outstanding legal proceedings as of December 31, 2023 and 2022, respectively.
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
Recent Developments and Current Status
In February 2023, the parties reached an agreement to settle the California Wage and Hour Class Action Litigation, exclusive of employer-side taxes. On September 19, 2023, the court granted final approval of the settlement. No party objected to the settlement. The settlement amount (including employer-side taxes) was paid on November 1, 2023.

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

Settlement

The parties reached a settlement with the Federal Court and Tennessee State Court plaintiffs. On March 27, 2023, the parties filed the stipulation of settlement with the Federal Court, and on March 28, 2023, the Federal Court entered an order granting preliminary approval of the settlement. The Federal Court entered an order granting final approval of the settlement on July 12, 2023. The monetary component of the settlement in principle is to be paid by the applicable insurance carriers and is similar to the accrued amount. .

1    Individually and on behalf of all others similarly situated.
Other Environmental
The Company's tractors and trailers are involved in motor vehicle accidents, experience damage, mechanical failures and cargo issues as an incidental part of the normal ordinary course of operations. From time to time, these matters result in the discharge of diesel fuel, motor oil, or other hazardous materials into the environment. Depending on local regulations and who is determined to be at fault, the Company is sometimes responsible for the clean-up costs associated with these discharges. As of December 31, 2023, the Company's estimate for its total legal liability for all such clean-up and remediation costs was approximately $1.1 million in the aggregate for all current and prior year claims.

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
The following table presents the Company's repurchases of its common stock under the respective share repurchase plans, excluding advisory fees:

Share Repurchase Plan		2023		2022
Board Approval Date	Authorized Amount	Shares	Amount	Shares	Amount
	(in thousands)
November 24, 2020	$250,000	—	—	2,821	149,982
April 19, 2022 [1]	$350,000	—	—	3,180	149,959
		—	$—	6,001	$299,941

1$200.0 million remained available under the 2022 Knight-Swift Share Repurchase Plan as of December 31, 2023.

Note 21 — Stock-based Compensation
Compensatory Stock Plans
Before the 2017 Merger, Knight and Swift granted stock-based awards under their respective stock-based compensation plans, discussed below.
2014 Stock Plan — Currently, the 2014 Stock Plan, as amended and restated, is the Company’s only compensatory stock-based incentive plan. The previous 2014 stock plan replaced Swift's 2007 Omnibus Incentive Plan when it was adopted by Swift's board of directors in March 2014 and then approved by the Swift stockholders in May 2014. The previous 2014 stock plan was amended and restated to rename the plan and for other administrative changes relating to the 2017 Merger. The 2014 Stock Plan was again amended and restated in 2020 to increase the number of shares of common stock available for issuance and extended the term of the 2014 Stock Plan, as well as to amend certain provisions to comply with best practices. Other terms of the 2014 Stock Plan, as amended and restated, remain substantially the same as the previous 2014 stock plan and first amended and restated stock plan. The 2014 Stock Plan, as amended and restated, permits the payment of cash incentive compensation and authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, cash-based awards, and stock-based awards to the Company's employees and non-employee directors. As of December 31, 2023, the aggregate number of shares remaining available under the 2014 Stock Plan was approximately 4.1 million.
U.S. Xpress Assumption — In connection with the U.S. Xpress Acquisition the registered securities under the U.S. Xpress 2018 Omnibus Plan (the "U.S. Xpress Legacy Plan") were deregistered. As such, no future awards may be granted under the U.S. Xpress Legacy Plan. Outstanding awards granted under the U.S. Xpress Legacy Plan were assumed by Knight-Swift and continue to be governed by the U.S. Xpress Legacy Plan until such awards have been exercised, forfeited, canceled, or have otherwise expired or terminated.
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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Stock-based Compensation Expense
Stock-based compensation expense, net of forfeitures, which is included in "Salaries, wages, and benefits" in the consolidated statements of comprehensive income is comprised of the following:

	2023	2022	2021
	(In thousands)
Stock options	$—	$—	$232
Restricted stock units	27,543	21,091	18,190
Performance units	379	12,837	15,073
Stock-based compensation expense – equity awards	$27,922	$33,928	$33,495
Stock-based compensation benefit – liability awards [1]	—	—	(5,364)
Total stock-based compensation expense, net of forfeitures	$27,922	$33,928	$28,131
Income tax benefit [2]	$6,166	$4,201	$8,357

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
Unrecognized Stock-based Compensation Expense
The following table presents the total unrecognized stock-based compensation expense and the expected weighted average period over which these expenses will be recognized:

	December 31, 2023
	Expense	Weighted Average Period
	(In thousands)	(In years)
Equity awards – Restricted stock units	53,484	2.1
Equity awards – Performance units	12,441	2.4
Total unrecognized stock-based compensation expense	$65,925	2.2

Stock Award Grants

	2023	2022	2021
Restricted stock units	422,384	534,307	562,021
Performance units	106,880	118,520	112,690
Total stock awards granted	529,264	652,827	674,711

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
A summary of 2023 stock option activity follows:

Stock options outstanding:	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value [1]
			(In years)	(In thousands)
Stock options outstanding at December 31, 2022	6,813	$23.85	0.4	$193
Exercised	(6,813)	23.85
Stock options outstanding at December 31, 2023	—	$—	0.0	$—
Aggregate number of stock options expected to vest at a future date as of December 31, 2023	—	$—	0.0	$—
Exercisable at December 31, 2023	—	$—	0.0	$—

1The aggregate intrinsic value was computed using the closing share price on December 31, 2022 of $52.41, as applicable.
The following table summarizes stock option exercise information for the years presented:

Stock option exercises	2023	2022	2021
	(In thousands, except share data)
Number of stock options exercised	6,813	76,900	207,242
Intrinsic value of stock options exercised	$225	$1,297	$4,120
Cash received upon exercise of stock options	$162	$2,511	$5,924
Income tax benefit	$44	$63	$1,304
The total fair value of the shares vested during 2021 was $0.6 million.
Restricted Stock Units
A restricted stock unit represents a right to receive a common share of stock when the unit vests. Restricted stock unit recipients do not have voting rights with respect to the shares underlying unvested awards. Employees generally forfeit their units if their employment terminates before the vesting date, with the exception of death, disability or retirement.
The following table is a rollforward of unvested restricted stock units:

Unvested restricted stock units:	Number of Awards	Weighted Average Fair Value [1]
Unvested restricted stock units at December 31, 2022	1,655,700	$42.86
Granted	422,384	55.47
Assumed restricted stock grants from U.S. Xpress Acquisition	251,358	54.80
Vested [2]	(676,570)	41.22
Forfeited	(108,446)	46.62
Unvested restricted stock units at December 31, 2023	1,544,426	$48.71

1The fair value of each restricted stock unit is based on the closing market price on the grant date.
2Includes 241,492 shares withheld for taxes which were excluded from the "Common stock issued to employees" activity within the consolidated statements of stockholders' equity.

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
The following table is a rollforward of unvested performance units:

Unvested performance units:	Shares	Weighted Average Fair Value
Unvested performance units at December 31, 2022	528,578	$49.11
Granted	106,880	$59.74
Shares earned above target	89,855	$40.26
Vested [1]	(248,221)	$50.76
Unvested performance units at December 31, 2023 [2]	477,092	$54.17

1Includes 108,220 shares withheld for taxes which were excluded from the "Common stock issued to employees" activity within the consolidated statements of stockholders' equity.
2The performance measurement period for performance units granted in 2020 is January 1, 2021 to December 31, 2023 (three full calendar years). The performance measurement period for units granted in 2021 is January 1, 2022 to December 31, 2024 (three full calendar years). All performance units will vest one month following the expiration of the performance measurement period. The performance measurement period for units granted in 2022 is January 1, 2023 to December 31, 2025 (three full calendar years). All performance units will vest one month following the expiration of the performance measurement period. The performance measurement period for units granted in 2023 is January 1, 2024 to December 31, 2026 (three full calendar years). All performance units will vest one month following the expiration of the performance measurement period.
The following table presents the weighted average assumptions used in the fair value computation for performance units:

Performance unit fair value assumptions:	2023	2022	2021
Dividend yield [1]	0.97%	0.87%	0.67%
Expected volatility [2]	30.09%	33.11%	36.00%
Average peer volatility [2]	33.59%	38.22%	35.49%
Average peer correlation coefficient [3]	0.58	0.61	0.60
Risk-free interest rate [4]	4.08%	4.07%	0.92%
Expected term (in years) [5]	3.0	3.1	3.1
Weighted-average fair value of performance units granted	$59.74	$57.78	$60.55
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Non-compensatory Stock Plan: ESPP
The Company's 2012 ESPP is administered by the Company, is intended to qualify under Section 423 of the Internal Revenue Code, and is considered non-compensatory. Pursuant to the 2012 ESPP, the Company is authorized to issue up to 1.4 million shares of its common stock to eligible employees who participate in the plan. Employees are eligible to participate in the 2012 ESPP following at least 90 days of employment with the Company or any of its participating subsidiaries. Under the terms of the 2012 ESPP, eligible employees may elect to purchase common stock through payroll deductions, not to exceed 15% of their gross cash compensation. The purchase price of the common stock is 95% of the common stock's fair market value quoted on the NYSE on the last trading day of each offering period. There are four three-month offering periods corresponding to the calendar quarters. Each eligible employee is restricted to purchasing a maximum of $6,250 of common stock during an offering period, determined by the fair market value of the common stock as of the last day of the offering period, and $25,000 of common stock during a calendar year. Officers or employees who own 5% or more of the total voting power or value of common stock are restricted from participating in the 2012 ESPP.
The plan was amended effective January 1, 2019 to align with new federal tax legislation that lifted the restriction on contributing to the ESPP if the participant had a hardship withdrawal on the 401(k) plan.
In 2023, the Company issued approximately 80,000 shares under the 2012 ESPP at a weighted average discounted price per share of $50.88. As of December 31, 2023, the Company is authorized to issue an additional 0.8 million shares under the 2012 ESPP.

Note 22 — Weighted Average Shares Outstanding
Earnings per share, basic and diluted, as presented in the consolidated statements of comprehensive income, are calculated by dividing net income attributable to Knight-Swift by the respective weighted average common shares outstanding during the period.
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	2023	2022	2021
	(In thousands)
Basic weighted average common shares outstanding	161,188	162,260	165,860
Dilutive effect of equity awards	638	951	1,200
Diluted weighted average common shares outstanding	161,826	163,211	167,060
Anti-dilutive shares excluded from earnings per diluted share [1]	252	335	208
1Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock.

Note 23 — Fair Value Measurement
ASC 820, Fair Value Measurements and Disclosures, requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Because the fair value is estimated as of December 31, 2023 and 2022, the amounts that will actually be realized or paid at settlement or maturity of the instruments in the future could be significantly different.
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
Debt Instruments and Leases — For notes payable under the 2023 Term Loan, the 2021 Revolver, the 2021 Term Loans, the 2021 Prudential Notes, and the revenue equipment installment notes, fair value approximates the carrying value due to the variable interest rate. The carrying value of the 2023 RSA and the 2022 RSA approximates fair value, as the underlying receivables are short-term in nature and only eligible receivables (such as those with high credit ratings) are qualified to secure the borrowed amounts. For finance and operating lease liabilities, the carrying value approximates the fair value, as the Company's finance and operating lease liabilities are structured to amortize in a manner similar to the depreciation of the underlying assets.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		December 31, 2023		December 31, 2022
	Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Restricted investments, held-to-maturity [1]	Restricted investments, held-to-maturity, amortized cost	$530	$529	$7,175	$7,130
Equity method investments	Other long-term assets	102,252	102,252	103,517	103,517
Investments in equity securities	Other long-term assets	—	—	1,668	1,668
Convertible note	Other long-term assets	—	—	11,341	11,341

Financial Liabilities:
2021 Term Loan A-2, due September 2024 [2]	Long-term debt – less current portion	199,902	200,000	199,755	200,000
2021 Term Loan A-3, due September 2026 [2]	Long-term debt – less current portion	799,058	800,000	798,705	800,000
2023 Term Loan, due September 2026 [3]	Long-term debt – less current portion	249,135	250,000	—	—
2021 Revolver, due September 2026	Revolving line of credit	67,000	67,000	43,000	43,000
Revenue equipment installment notes [4]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	279,339	279,339	—	—
2021 Prudential Notes [5]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	25,078	25,100	35,960	36,014
2022 RSA, due October 2025 [6]	Accounts receivable securitization – less current portion	—	—	418,561	419,000
2023 RSA, due October 2025 [7]	Accounts receivable securitization – less current portion	526,508	527,000	—	—
Mandatorily redeemable contingent consideration [8]	Accrued liabilities	134,107	134,107	—	—
Contingent consideration [8]	Accrued liabilities, Other long-term liabilities	40,859	40,859	4,217	4,217

1Refer to Note 5 for the differences between the carrying amounts and estimated fair values of the Company's restricted investments, held-to-maturity.
2As of December 31, 2023, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 are net of $0.1 million and $0.9 million in deferred loan costs, respectively. As of December 31, 2022, the carrying amounts of the 2021 Term Loan A-2, and 2021 Term Loan A-3 are net of $0.2 million and $1.3 million in deferred loan costs, respectively.
3As of December 31, 2023, the carrying amount of the 2023 Term Loan was net of $0.9 million in deferred loan costs.
4As of December 31, 2023, the carrying amount of the revenue equipment installment notes included $1.3 million in fair value adjustments.
5As of December 31, 2023, the carrying amount of the 2021 Prudential Notes is net of $22,000 in deferred loan costs and $1.1 million in fair value adjustments. As of December 31, 2022, the carrying amount of the 2021 Prudential Notes is net of $0.1 million in deferred loan costs and $1.7 million in fair value adjustments.
6The carrying amount of the 2022 RSA is net of $0.4 million in deferred loan costs as of December 31, 2022.
7The carrying amount of the 2023 RSA is net of $0.5 million in deferred loan costs as of December 31, 2023.
8Refer to Note 4 for information regarding the contingent consideration related to the U.S. Xpress Acquisition.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recurring Fair Value Measurements (Assets) — As of December 31, 2023, the Company had no major categories of assets estimated at fair value that were measured on a recurring basis.
The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a recurring basis as of December 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Unrealized Gain (Loss) Position
	(In thousands)
As of December 31, 2022
Convertible notes [1]	11,341	—	—	11,341	1,341
Investments in equity securities [2]	1,668	1,668	—	—	(50,918)
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
2Investments in equity securities — The consolidated statements of comprehensive income include the fair value activities from the Company's investments in equity securities within "Other (expenses) income, net". The estimated fair value is based on quoted prices in active markets that are readily and regularly obtainable. During 2022, the Company recognized a loss of $52.6 million from its investments in equity securities, which consisted of $64.0 million in unrealized losses. This was partially offset by $11.4 million in realized gains from its other equity investments.

Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of December 31, 2023 and 2022.

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of December 31, 2023
Mandatorily redeemable contingent consideration [1]	$134,107	$—	$—	$134,107	$—
Contingent consideration 1 2	$40,859	$—	$—	$40,859	$3,359
As of December 31, 2022
Contingent consideration [2]	4,217	—	—	4,217	—
1Refer to Note 4 for information regarding the contingent consideration related to the U.S. Xpress Acquisition.
2Contingent consideration is associated with acquisitions and investments. The Company recognized a gain of $3.4 million during 2023. The Company did not recognize any gains (losses) during 2022 related to the revaluation of these liabilities.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of assets measured on a nonrecurring basis as of December 31, 2023 and 2022:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of December 31, 2023
Buildings [1]	$—	$—	$—	$—	$(187)
Equipment [2]	$—	$—	$—	$—	$(469)
Software [3]	—	—	—	—	(1,580)
As of December 31, 2022
Buildings [1]	$—	$—	$—	$—	$(810)
1    Reflects the non-cash impairment of building improvements (within the Truckload segment and the All Other Segments).
2    Reflects the non-cash impairment of certain revenue equipment held for sale (within the Truckload segment).
3    Reflects the non-cash impairment of software (within the All Other Segments).
Nonrecurring Fair Value Measurements (Liabilities) — As of December 31, 2023 and 2022, there were no liabilities included in the Company's consolidated balance sheets at estimated fair value that were measured on a nonrecurring basis.
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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of December 31, 2023
Fixed income funds	34,536	34,536	—	—
Cash and cash equivalents	887	887	—	—
Total pension plan assets	$35,423	$35,423	$—	$—

As of December 31, 2022
US equity funds	$10,901	$10,901	$—	$—
International equity funds	4,828	4,828	—	—
Fixed income funds	34,728	34,728	—	—
Cash and cash equivalents	2,078	2,078	—	—
Total pension plan assets	$52,535	$52,535	$—	$—

Note 24 — Related Party Transactions
The following table presents Knight-Swift's transactions with companies controlled by and/or affiliated with its related parties:

	2023		2022		2021
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases	529	158	—	284	—	311
Other Services	27	410	94	35	31	35

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Receivables and payables pertaining to related party transactions were:

	December 31, 2023		December 31, 2022
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	23	37	24	39

1    "Certain affiliates" includes entities that are associated with various board members and executives and require approval by the Audit Committee of the Board prior to completing transactions. Transactions with these entities generally include facility and equipment leases, equipment sales, and other services.
Aircraft Purchase — During the year ended December 31, 2023, the Company purchased an airplane for $6.0 million from related parties.

Note 25 — Information by Segment, Geography, and Customer Concentration
Segment Information
Since the merger of Knight and Swift in 2017, the Company has grown both organically as well as through strategic acquisitions, including the ACT Acquisition in 2021 and the U.S. Xpress Acquisition in 2023. Additionally, the Company’s various logistics and intermodal businesses have been re-organized with oversight by one segment leader respectively. Based on these events as well as the information reviewed by the Chief Operating Decision Makers ("CODMs"), the Company identified ten operating segments structured around the types of transportation services offerings provided to our customers, as well as the equipment utilized. The Company aggregated the three truckload operating segments into the one reportable segment discussed below based on similarities with both their qualitative and economic characteristics.
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain other operating segments included within All Other Segments, discussed below. Based on how economic factors affect the nature, amount, timing, and uncertainty of revenue or cash flows, the Company disaggregates revenues by reportable segment for the purposes of applying the ASC 606 guidance.
Truckload
The Truckload reportable segment is comprised of three full truckload operating segments that provide similar transportation services to the Company's customers utilizing similar transportation equipment over both irregular (one-way movement) and/or dedicated routes. The Truckload reportable segment consists of irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border operations.
LTL
Our LTL segment, established in 2021 through the ACT and MME acquisitions, is comprised of one operating segment and provides our customers with regional LTL transportation services through a network of approximately 120 service centers in the Company's geographical footprint. The Company's LTL service also includes national coverage to customers by utilizing partner carriers for areas outside of the Company's direct network.
Logistics
The Logistics reportable segment is comprised of one logistics operating segment that provides transportation services to the Company's customers and primarily consists of brokerage and other freight management services utilizing third-party transportation providers and their equipment.
Intermodal
The Intermodal reportable segment is comprised of one intermodal operating segment that provides transportation services to the Company's customers. These transportation services include arranging the movement of customers' freight through third-party intermodal rail services on the Company’s trailing equipment (containers and trailers on flat cars), as well as drayage services to transport loads between the railheads and customer locations.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
All Other Segments
The All Other Segments include four non-reportable operating segments that consist of support services provided to the Company's customers and independent contractors (including repair and maintenance shop services, equipment leasing, warranty services, and insurance), trailer parts manufacturing, warehousing, and certain driving academy activities, as well as certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and various acquisitions).
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
The following tables present the Company's financial information by segment:

	2023		2022		2021
Total revenue:	(Dollars in thousands)
Truckload	$4,698,655	65.8%	$4,531,115	61.0%	$4,098,005	68.3%
LTL	$1,082,454	15.2%	$1,069,554	14.4%	$396,308	6.6%
Logistics	$582,250	8.2%	$920,707	12.4%	$817,003	13.6%
Intermodal	$410,549	5.7%	$485,786	6.5%	$458,867	7.7%
Subtotal	$6,773,908	94.9%	$7,007,162	94.3%	$5,770,183	96.2%
All Other Segments	$462,061	6.5%	$516,735	7.0%	$306,414	5.1%
Intersegment eliminations	$(94,203)	(1.4%)	$(95,315)	(1.3%)	$(78,578)	(1.3%)
Total revenue	$7,141,766	100.0%	$7,428,582	100.0%	$5,998,019	100.0%

	2023		2022		2021
Operating income (loss):	(Dollars in thousands)
Truckload	$297,977	88.1%	$746,581	68.4%	$784,436	81.2%
LTL	$118,880	35.2%	$126,609	11.6%	$31,169	3.2%
Logistics	$43,418	12.8%	$133,942	12.3%	$93,920	9.7%
Intermodal	$(10,507)	(3.1%)	$48,167	4.4%	$42,060	4.4%
Subtotal	$449,768	133.0%	$1,055,299	96.7%	$951,585	98.5%
All Other Segments [1]	$(111,615)	(33.0%)	$36,529	3.3%	$14,112	1.5%
Operating income	$338,153	100.0%	$1,091,828	100.0%	$965,697	100.0%

1The $111.6 million operating loss within our All Other Segments is primarily driven by the $125.5 million operating loss in the third-party insurance business. See Note 12 for further discussion regarding the third-party insurance business.

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2023		2022		2021
Depreciation and amortization of property and equipment:	(Dollars in thousands)
Truckload	$504,378	75.9%	$453,562	76.2%	$422,558	80.9%
LTL	$67,144	10.1%	$61,819	10.4%	$24,844	4.8%
Logistics	$4,165	0.6%	$2,407	0.4%	$1,357	0.3%
Intermodal	$19,621	3.0%	$16,727	2.8%	$15,345	2.9%
Subtotal	$595,308	89.6%	$534,515	89.8%	$464,104	88.9%
All Other Segments	$69,654	10.4%	$60,466	10.2%	$58,492	11.1%
Depreciation and amortization of property and equipment	$664,962	100.0%	$594,981	100.0%	$522,596	100.0%

Geographical Information
In aggregate, operating revenue from the Company's foreign operations was less than 5.0% of consolidated total revenue for each of 2023, 2022, and 2021. Additionally, long-lived assets on the balance sheets of the Company's foreign subsidiaries were less than 5.0% of consolidated "Total assets" as of December 31, 2023 and 2022.
Customer Concentration
Services provided to the Company's largest customer generated 11.2%, 13.1%, and 16.1% of total revenue in 2023, 2022, and 2021, respectively. Revenue generated by the Company's largest customer is reported in each of our reportable operating segments. No other customer accounted for 10.0% or more of total revenue in 2023, 2022, or 2021.

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
Changes in Internal Control over Financial Reporting
There has been no significant change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our CEO and CFO, management conducted an evaluation of the Company's internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the criteria in Internal Control - Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of internal control over financial reporting as of December 31, 2023 was audited by Grant Thornton LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Grant Thornton LLP's report on the Company's internal control over financial reporting is included herein.
In July 2023, we completed the U.S. Xpress Acquisition. For further discussion of the U.S. Xpress Acquisition, refer to Note 4 in Part II, Item 8. We are in the process of evaluating the existing controls and procedures of U.S. Xpress and integrating U.S. Xpress in our disclosure controls and procedures and internal control over financial reporting. SEC guidance permits companies to exclude acquisitions from their assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred, and our management has elected to exclude U.S. Xpress from its assessment. U.S. Xpress constituted 14.0% and 12.8% of our consolidated total assets and consolidated revenues, respectively, as of and for the year ended December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Knight-Swift Transportation Holdings Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 22, 2024 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of U.S. Xpress Enterprises, Inc. (“U.S. Xpress”), a subsidiary, whose financial statements reflect total assets and revenues constituting 14.0 and 12.8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. As indicated in Management’s Report, U.S. Xpress was acquired during 2023. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of U.S. Xpress.
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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
February 22, 2024

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 9B.	OTHER INFORMATION
During the quarter ended December 31, 2023, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item 10 is hereby incorporated by reference to the information set forth under the captions "Proposal No. 1: Election of Directors," "Management," "The Board of Directors and Corporate Governance — Code of Business Conduct and Ethics," "The Board of Directors and Corporate Governance — Nomination of Director Candidates," and "The Board of Directors and Corporate Governance — Board Committees" in the Company's definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this Item 11 is hereby incorporated by reference to the information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Company's definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC.

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

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
The following table represents securities authorized for issuance under the Company's stock plans at December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,021,518	$—	4,928,799
Equity compensation plans not approved by security holders	—	—	—
Total	2,021,518	$—	4,928,799

Column (a) includes 2,021,518 shares of Knight-Swift common stock underlying outstanding restricted stock units and performance units. Because there is no exercise price associated with such awards, such equity awards are not included in the weighted-average exercise price calculation in column (b).
Columns (a) and (b) pertain to the 2014 Stock Plan. No amounts related to the 2012 ESPP are included in columns (a) or (b). Column (c) includes 4,141,833 shares available for issuance under the 2014 Stock Plan and 786,966 shares available for issuance under the 2012 ESPP.
Other information required under this Item 12 is hereby incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item 13 is hereby incorporated by reference to the information set forth under the captions "Relationships and Related Party Transactions," "The Board of Directors and Corporate Governance — Composition of Board," "The Board of Directors and Corporate Governance — Board Leadership Structure," and "The Board of Directors and Corporate Governance — Board Committees" in the Company's definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item 14 is hereby incorporated by reference to the information set forth under the caption "Audit and Non-Audit Fees" in the Company's definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC.

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
Incorporated by reference to Exhibit 2.2 of Form 10-Q for the quarter ended September 30, 2021

2.3	Agreement and Plan of Merger, dated as of March 20, 2023, by and among Knight-Swift Transportation Holdings, Inc., U.S. Xpress Enterprises, Inc., and Liberty Merger Sub Inc.	Incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 21, 2023

3.1	Fourth Amended and Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2020

3.2	Fifth Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on November 12, 2023

4.1	Description of the Registrant’s Securities	Filed herewith

10.1**	Knight Transportation, Inc. 2012 Equity Compensation Plan	Incorporated by reference to Appendix A to Knight's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.

10.2**	Knight Transportation, Inc. Form of Stock Option Grant Agreement - Amended and Restated 2003 Stock Option and Equity Compensation Plan or 2012 Equity Compensation Plan	Incorporated by reference to Exhibit 10.5 to Knight's Report on Form 10-K for the year ended December 31, 2012

10.3**	Knight Transportation, Inc. Amended and Restated 2015 Omnibus Incentive Plan	Incorporated by reference to Exhibit 99.1 to Knight's Report on Form 8-K filed on April 29, 2015

10.4**	Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan	Incorporated by reference to Appendix B of Knight's Definitive Proxy Statement on Schedule 14A filed April 10, 2009

10.5**	Swift Transportation Co., Inc. Retirement Plan, effective January 1, 1992, amended and restated on January 1, 2007	Incorporated by reference to Exhibit 10.7 to Form S-1 Registration Statement No. 333-168257 filed on July 22, 2010

10.6**	Swift Transportation Company Form of Restricted Stock Grant Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2015

10.7**	Swift Transportation Company Form of Restricted Stock Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2015

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
10.8**	Swift Transportation Company Form of Non-Qualified Stock Option Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended December 31, 2015

10.9**	Swift Transportation Company Form of Performance Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2015

10.10
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

10.12
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

10.13
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
Incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2015

10.14**	Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2016

10.15**	First Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2016

10.16**	Second Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2018

10.17**	Third Amendment to Swift Transportation Company Deferred Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10.26 of Form 10-K for the year ended December 31, 2018

10.18
Stockholders Agreement, dated as of April 9, 2017 among Swift Transportation Company, Jerry Moyes, Vickie Moyes, Jerry and Vickie Moyes Family Trust Dated 12/11/87, an Arizona grantor trust, LynDee Moyes Nester, Michael Moyes, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 13, 2017

10.19
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
10.20
Stockholders Agreement, dated as of April 9, 2017, among Swift Transportation Company, Kevin P. Knight, The Kevin and Sydney Knight Revocable Living Trust dated March 25, 1994, as amended, and the Persons that may join from time to time
Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 13, 2017

10.21	Letter Agreement, dated as of April 9, 2017, by and between Swift Transportation Company and Jerry Moyes	Incorporated by reference to Exhibit 10.6 of Form 8-K filed on April 13, 2017

10.22**	Swift Transportation Company Form of Restricted Stock Unit Award Notice (Executive) - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on May 31, 2017

10.23**	Swift Transportation Company Form of Restricted Stock Unit Award Notice (Standard) - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on May 31, 2017

10.24**	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2017

10.25**	Knight-Swift Transportation Holdings Inc. Second Amended and Restated 2014 Omnibus Incentive Plan	Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14A field on April 9, 2020

10.26**	Knight-Swift Transportation Holdings Inc. Form of Restricted Stock Unit Award Notice - 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2017

10.27
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

10.28
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
Incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2018

10.29**	Form of RSU Award Notice 2018 (Share Settled)	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2019

10.30**	Form of PU Award Notice 2018 (Share Settled)	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2019

10.31**	Form of RSU Award Notice 2018 (Cash Settled)	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2019

10.32**	Form of PU Award Notice 2018 (Cash Settled)	Incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2019

10.33**	Form of RSU Award Notice 2019 (Share Settled)	Incorporated by reference to Exhibit 10.42 of Form 10-K for the year ended December 31, 2019

10.34**	Form of Relative PU Award Notice 2019 (Share Settled)	Incorporated by reference to Exhibit 10.43 of Form 10-K for the year ended December 31, 2019

10.35**	Form of Target PU Award Notice 2019 (Share Settled)	Incorporated by reference to Exhibit 10.44 of Form 10-K for the year ended December 31, 2019

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing

10.36**	Form of RSU Award Notice 2019 (Cash Settled)	Incorporated by reference to Exhibit 10.45 of Form 10-K for the year ended December 31, 2019

10.37**	Form of Relative PU Award Notice 2019 (Cash Settled)	Incorporated by reference to Exhibit 10.46 of Form 10-K for the year ended December 31, 2019

10.38**	Form of Target PU Award Notice 2019 (Cash Settled)	Incorporated by reference to Exhibit 10.47 of Form 10-K for the year ended December 31, 2019

10.39**	First Amendment to the Knight-Swift Transportation Holding Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2020

10.40**	Form of RSU Award Notice 2020	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2020

10.41**	Form of Target PU Award Notice 2020 (Share Settled)	Incorporated by reference to Exhibit 10.46 of Form 10-K for the year ended December 31, 2020

10.42
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

10.43
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

10.44**	Form of Senior Executive RSU Award Notice 2022	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2022

10.45
Sixth Amendment to Amended and Restated Receivables Purchase Agreement, by and among Swift Receivables Company II, LLC, Swift Transportation Services, LLC, the various Conduit Purchasers party thereto, the various Related Committed Purchasers party thereto, the various Purchase Agents party thereto, the various LC Participants party thereto, and PNC Bank, National Association, as administrator and LC Bank, dated October 3, 2022
Incorporated by reference to Exhibit 10.49 of form 10-K for the year ended December 31, 2022

10.46
Rollover Agreement, dated March 20, 2023, by and among Knight-Swift Transportation Holdings Inc., Liberty Holdings Topco LLC, Max L. Fuller, William Eric Fuller, and each of the other Stockholders set forth on Schedule A thereto

Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2023

10.47	Form of Amended and Restated Limited Liability Company Agreement of Liberty Holdings Topco LLC	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2023

10.48	Irrevocable Proxy and Agreement, dated March 20, 2023, by and among each Stockholder of U.S. Xpress Enterprises, Inc. set forth on Schedule A thereto and U.S. Xpress Enterprises, Inc.	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2023

Table of Contents Glossary of Terms

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Exhibit Number	Description	Page or Method of Filing
10.49*
Credit Agreement, dated as of June 22, 2023, by and among Knight-Swift Transportation Holdings Inc., the Lender referred to therein, Bank of America, N.A., as Administrative Agent, and PNC Bank National Association and Wells Fargo Bank, National Association as Lenders and Co-Syndication Agents

Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2023

10.50
Seventh Amendment to Amended and Restated Receivables Purchase Agreement, by and among Swift Receivables Company II, LLC, Swift Transportation Services, LLC, the various Conduit Purchasers party thereto, the various Related Committed Purchasers party thereto, the various Purchase Agents party thereto, the various LC Participants party thereto, and PNC Bank, National Association, as administrator and LC Bank, dated October 23, 2023
Filed herewith

21.1	Subsidiaries of Knight-Swift Transportation Holdings Inc.	Filed herewith

23.1	Consent of Grant Thornton	Filed herewith

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
Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer	Furnished herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer	Furnished herewith

97.1	Knight-Swift Transportation Holdings Inc. Clawback Policy	Filed herewith

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

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
February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title	Date	Signature and Title	Date

/s/ David A. Jackson	February 22, 2024	/s/ Michael Garnreiter	February 22, 2024
David A. Jackson		Michael Garnreiter
President, Chief Executive Officer, and Director		Director
(Principal Executive Officer)

/s/ Adam W. Miller	February 22, 2024	/s/ Robert Synowicki, Jr.	February 22, 2024
Adam W. Miller		Robert Synowicki, Jr.
Chief Financial Officer		Director
(Principal Financial Officer)

/s/ Cary M. Flanagan	February 22, 2024	/s/ David Vander Ploeg	February 22, 2024
Cary M. Flanagan		David Vander Ploeg
Chief Accounting Officer		Director
(Principal Accounting Officer)

/s/ Kevin P. Knight	February 22, 2024	/s/ Kathryn Munro	February 22, 2024
Kevin P. Knight		Kathryn Munro
Executive Chairman		Director

/s/ Gary J. Knight	February 22, 2024	/s/ Roberta Roberts Shank	February 22, 2024
Gary J. Knight		Roberta Roberts Shank
Executive Vice Chairman		Director

/s/ Reid B. Dove	February 22, 2024	/s/ Louis Hobson	February 22, 2024
Reid B. Dove		Louis Hobson
Director		Director

/s/ Jessica Powell	February 22, 2024	/s/ Amy Boerger	February 22, 2024
Jessica Powell		Amy Boerger
Director		Director