Form 10-Q
period 2024-03-31
Knight-Swift Transportation Holdings Inc.
filed 2024-05-01
CIK 1492691

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
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were approximately 161,611,000 shares of the registrant's common stock outstanding as of April 24, 2024.

Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Table of Contents
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight Transportation, Inc. and its subsidiaries and Swift Transportation Company and its subsidiaries, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, consisting of the 2021 Revolver and 2021 Term Loans, which are defined below
2021 Prudential Notes	Third amended and restated note purchase and private shelf agreement, entered into on September 3, 2021 by ACT with unrelated financial entities
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement, maturing on September 3, 2026
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, which matured on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2024
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2023 Term Loan	The Company's term loan entered into on June 22, 2023, maturing on September 3, 2026
2022 RSA	Sixth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 3, 2022 by Swift Receivables Company II, LLC with unrelated financial entities
2023 RSA	Seventh Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 23, 2023 by Swift Receivables Company II, LLC with unrelated financial entities
ACT	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
BSBY	Bloomberg Short-Term Bank Yield Index
DOE	United States Department of Energy
EPS	Earnings Per Share
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
IRS	Internal Revenue Service
NYSE	New York Stock Exchange
LTL	Less-than-truckload
MME	MME, Inc. and its subsidiary, Midwest Motor Express, Inc.
Quarterly Report	Quarterly Report on Form 10-Q
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate as administered by the Federal Reserve Bank of New York
US	The United States of America
U.S. Xpress	U.S. Xpress Enterprises, Inc. and its subsidiaries
U.S. Xpress Acquisition	The Company's acquisition of 100% of the securities of U.S. Xpress on July 1, 2023
UTXL	UTXL Enterprises, Inc.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$204,762	$168,545
Cash and cash equivalents – restricted	136,174	297,275
Restricted investments, held-to-maturity, amortized cost	—	530
Trade receivables, net of allowance for doubtful accounts of $40,739 and $39,458, respectively	867,610	888,603
Contract balance – revenue in transit	13,622	12,246
Prepaid expenses	137,105	148,696
Assets held for sale	78,918	83,366
Income tax receivable	58,273	65,815
Other current assets	35,707	43,939
Total current assets	1,532,171	1,709,015
Gross property and equipment	6,782,857	6,720,610
Less: accumulated depreciation and amortization	(2,205,709)	(2,104,211)
Property and equipment, net	4,577,148	4,616,399
Operating lease right-of-use-assets	443,002	484,821
Goodwill	3,873,131	3,848,798
Intangible assets, net	2,040,339	2,058,882
Other long-term assets	163,079	152,850
Total assets	$12,628,870	$12,870,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$283,837	$355,173
Accrued payroll and purchased transportation	153,996	164,884
Accrued liabilities	224,749	220,350
Claims accruals – current portion	350,030	480,200
Finance lease liabilities and long-term debt – current portion	505,841	459,759
Operating lease liabilities – current portion	124,840	144,921
Total current liabilities	1,643,293	1,825,287
Revolving line of credit	202,000	67,000
Long-term debt – less current portion	1,193,602	1,223,021
Finance lease liabilities – less current portion	375,666	407,150
Operating lease liabilities – less current portion	342,320	371,407
Accounts receivable securitization	453,567	526,508
Claims accruals – less current portion	303,743	315,476
Deferred tax liabilities	930,629	951,749
Other long-term liabilities	111,828	79,086
Total liabilities	5,556,648	5,766,684
Commitments and contingencies (Notes 7, 8, and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 161,593 and 161,385 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	1,616	1,613
Additional paid-in capital	4,430,736	4,426,852
Accumulated other comprehensive loss	(868)	(830)
Retained earnings	2,624,666	2,659,755
Total Knight-Swift stockholders' equity	7,056,150	7,087,390
Noncontrolling interest	16,072	16,691
Total stockholders’ equity	7,072,222	7,104,081
Total liabilities and stockholders’ equity	$12,628,870	$12,870,765
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended March 31,
	2024	2023
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$1,612,814	$1,450,293
Truckload and LTL fuel surcharge	209,653	186,639
Total revenue	1,822,467	1,636,932
Operating expenses:
Salaries, wages, and benefits	692,907	536,742
Fuel	234,589	187,759
Operations and maintenance	134,633	99,311
Insurance and claims	122,446	138,039
Operating taxes and licenses	31,329	25,890
Communications	7,533	5,749
Depreciation and amortization of property and equipment	181,865	155,966
Amortization of intangibles	18,543	16,183
Rental expense	42,996	15,068
Purchased transportation	277,257	280,729
Impairments	3,982	—
Miscellaneous operating expenses	53,832	30,709
Total operating expenses	1,801,912	1,492,145
Operating income	20,555	144,787
Other (expenses) income:
Interest income	5,022	5,049
Interest expense	(41,236)	(23,091)
Other income, net	8,992	9,703
Total other (expenses) income, net	(27,222)	(8,339)
(Loss) Income before income taxes	(6,667)	136,448
Income tax (benefit) expense	(3,674)	32,735
Net (loss) income	(2,993)	103,713
Net loss attributable to noncontrolling interest	358	571
Net (loss) income attributable to Knight-Swift	(2,635)	104,284
Other comprehensive (loss) income	(38)	1,090
Comprehensive (loss) income	$(2,673)	$105,374

(Loss) Earnings per share:
Basic	$(0.02)	$0.65
Diluted	$(0.02)	$0.64

Dividends declared per share:	$0.16	$0.14

Weighted average shares outstanding:
Basic	161,511	160,915
Diluted	162,086	161,900
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(2,993)	$103,713
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	200,408	172,149
Gain on sale of property and equipment	(6,651)	(20,879)
Impairments	3,982	—
Deferred income taxes	(13,673)	(1,316)
Non-cash lease expense	46,885	10,651
Gain on equity securities	(110)	(1,364)
Other adjustments to reconcile net (loss) income to net cash provided by operating activities	1,929	14,777
Increase (decrease) in cash resulting from changes in:
Trade receivables	17,995	35,614
Income tax receivable	7,542	28,753
Accounts payable	(25,564)	11,960
Accrued liabilities and claims accrual	(148,098)	8,194
Operating lease liabilities	(54,270)	(10,489)
Other assets and liabilities	9,893	(6,604)
Net cash provided by operating activities	37,275	345,159
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	530	3,620
Purchases of held-to-maturity investments	—	(525)
Proceeds from sale of property and equipment, including assets held for sale	50,605	59,345
Purchases of property and equipment	(191,905)	(260,339)
Expenditures on assets held for sale	(32)	(360)
Net cash, restricted cash, and equivalents invested in acquisitions	—	(275)
Other cash flows from investing activities	1,055	1,229
Net cash used in investing activities	(139,747)	(197,305)
Cash flows from financing activities:
Repayments of finance leases and long-term debt	(58,781)	(22,946)
Borrowings (repayments) on revolving lines of credit, net	135,000	(43,000)
Borrowings under accounts receivable securitization	12,000	—
Repayments of accounts receivable securitization	(85,000)	(35,000)
Proceeds from common stock issued	953	1,086
Dividends paid	(25,909)	(22,983)
Other cash flows from financing activities	(486)	(11,748)
Net cash used in financing activities	(22,223)	(134,591)
Net (decrease) increase in cash, restricted cash, and equivalents	(124,695)	13,263
Cash, restricted cash, and equivalents at beginning of period	469,686	385,345
Cash, restricted cash, and equivalents at end of period	$344,991	$398,608

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Quarter Ended March 31,
	2024	2023
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$41,264	$21,920
Income taxes	(717)	1,295
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$1,345	$15,232
Financing provided to independent contractors for equipment sold	542	2,349
Transfers from property and equipment to assets held for sale	28,366	40,666
Right-of-use assets obtained in exchange for operating lease liabilities	5,102	16,281
Property and equipment obtained in exchange for finance lease liabilities	21,401	7,174
Property and equipment obtained in exchange for debt and finance lease liabilities reclassified from operating lease liabilities	20,025	—

Reconciliation of Cash, Restricted Cash, and Equivalents:	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$204,762	$168,545	$191,245	$196,770
Cash and cash equivalents – restricted [1]	136,174	297,275	204,348	185,792
Other long-term assets [1]	4,055	3,866	3,015	2,783
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$344,991	$469,686	$398,608	$385,345

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2023	161,385	$1,613	$4,426,852	$2,659,755	$(830)	$7,087,390	$16,691	$7,104,081
Common stock issued to employees	191	2	(2)			—		—
Common stock issued under ESPP	17	1	952			953		953
Shares withheld – RSU settlement				(6,435)		(6,435)		(6,435)
Employee stock-based compensation expense			3,981			3,981		3,981
Cash dividends paid and dividends accrued ($0.16 per share)				(26,019)		(26,019)		(26,019)
Net loss				(2,635)		(2,635)	(358)	(2,993)
Other comprehensive loss					(38)	(38)		(38)
Investment in noncontrolling interest							730	730
Distribution to noncontrolling interest			(1,047)			(1,047)	(991)	(2,038)
Balances – March 31, 2024	161,593	$1,616	$4,430,736	$2,624,666	$(868)	$7,056,150	$16,072	$7,072,222

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2022	160,706	$1,607	$4,392,266	$2,553,567	$(2,436)	$6,945,004	$10,277	$6,955,281
Common stock issued to employees	282	3	43			46		46
Common stock issued under ESPP	21	—	1,040			1,040		1,040
Shares withheld – RSU settlement				(11,748)		(11,748)		(11,748)
Employee stock-based compensation expense			7,927			7,927		7,927
Cash dividends paid and dividends accrued ($0.14 per share)				(22,730)		(22,730)		(22,730)
Net income (loss)				104,284		104,284	(571)	103,713
Other comprehensive income					1,090	1,090		1,090
Investment in noncontrolling interest							975	975
Balances – March 31, 2023	161,009	$1,610	$4,401,276	$2,623,373	$(1,346)	$7,024,913	$10,681	$7,035,594

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the quarter ended March 31, 2024, the Company operated an average of 23,314 tractors (comprised of 21,120 company tractors and 2,194 independent contractor tractors) and 94,410 trailers within the Truckload segment and leasing activities within the non-reportable segments. The LTL segment operated an average of 3,357 tractors and 8,699 trailers. Additionally, the Intermodal segment operated an average of 609 tractors and 12,582 intermodal containers. As of March 31, 2024, the Company's four reportable segments were Truckload, LTL, Logistics, and Intermodal.
Basis of Presentation
The condensed consolidated financial statements and footnotes included in this Quarterly Report include the accounts of Knight-Swift Transportation Holdings Inc. and its subsidiaries and should be read in conjunction with the consolidated financial statements and footnotes included in Knight-Swift's 2023 Annual Report. In management's opinion, these condensed consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair statement of the periods presented.
With respect to transactional/durational data, references to years pertain to calendar years. Similarly, references to quarters pertain to calendar quarters.
Note regarding comparability — The reported results do not include U.S. Xpress's operating results prior to its acquisition by the Company on July 1, 2023 in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's first quarter 2024 results and prior periods may not be meaningful.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 2 — Recently Issued Accounting Pronouncements

Date Issued	Reference	Description	Expected Adoption Date and Method	Financial Statement Impact
March 2024	ASU No. 2024-02: Codification Improvements - Amendments to Remove References to the Concepts Statements	The amendments in this ASU contain amendments to the Codification that remove references to various Concepts Statements. In most cases, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas.	January 2025, Prospective or retrospective	Currently under evaluation, but not expected to be material
March 2024	ASU No. 2024-01: Compensation - Stock Compensation (Topic 718)	The amendments in this ASU improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718.	January 2025, Prospective or retrospective	Currently under evaluation, but not expected to be material

Note 3 — Acquisitions
First quarter 2024 developments related to the Company's recent acquisitions are discussed below.
U.S. Xpress
On July 1, 2023, the Company acquired Chattanooga, Tennessee-based U.S. Xpress Enterprises, Inc. ("U.S. Xpress"), one of the largest asset-based truckload carriers in the United States.
During the quarter ended March 31, 2024, the Company's consolidated operating results included U.S. Xpress' total revenue of $413.5 million and a net loss of $6.0 million. U.S. Xpress' net loss during quarter ended March 31, 2024 included $2.3 million related to the amortization of intangible assets acquired in the U.S. Xpress Acquisition.

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

	July 1, 2023 Opening Balance Sheet as Reported at December 31, 2023	Adjustments	July 1, 2023 Opening Balance Sheet as Reported at March 31, 2024

Fair value of the consideration transferred	$632,109	$—	$632,109

Cash and cash equivalents	3,321	—	3,321
Receivables	216,659	345	217,004
Prepaid expenses	21,347	—	21,347
Other current assets	47,317	—	47,317
Property and equipment	433,210	—	433,210
Operating lease right-of-use assets	337,055	—	337,055
Identifiable intangible assets [1]	348,000	—	348,000
Other noncurrent assets	28,457	—	28,457
Total assets	1,435,366	345	1,435,711

Accounts payable	(115,494)	—	(115,494)
Accrued payroll and payroll-related expenses	(27,485)	—	(27,485)
Accrued liabilities	(19,966)	1,722	(18,244)
Claims accruals – current and noncurrent portions	(180,251)	—	(180,251)
Operating lease liabilities – current and noncurrent portions	(376,763)	—	(376,763)
Long-term debt and finance leases – current and noncurrent portions	(337,949)	—	(337,949)
Deferred tax liabilities	(33,072)	7,448	(25,624)
Other long-term liabilities	(34,230)	(33,846)	(68,076)
Total liabilities	(1,125,210)	(24,676)	(1,149,886)

Noncontrolling interest	(391)	—	(391)
Total stockholders' equity	(391)	—	(391)

Goodwill	$322,344	$24,331	$346,675

1    Includes $184.5 million in customer relationships and $163.5 million in trade names.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Pro Forma Information — The following unaudited pro forma information combines the historical operations of the Company and U.S. Xpress giving effect to the U.S. Xpress Acquisition, and related transactions as if consummated on January 1, 2023, the beginning of the comparative period presented.

Quarter Ended March 31,
2023
(In thousands, except per share data)
Total revenue	$2,129,658
Net income attributable to Knight-Swift	78,148
Earnings per share – diluted	0.48

The unaudited pro forma condensed combined financial information has been presented for comparative purposes only and includes certain adjustments such as recognition of assets acquired at estimated fair values and related depreciation and amortization, elimination of transaction costs incurred by Knight-Swift and U.S. Xpress during the periods presented that were directly related to the U.S. Xpress Acquisition, and related income tax effects of these items. As a result of the U.S. Xpress Acquisition, both Knight-Swift and U.S. Xpress incurred certain acquisition-related expenses, including professional legal and advisory fees, acceleration of share-based compensation, bonus incentives, severance payments, filing fees and other miscellaneous expenses. These acquisition-related expenses totaled $4.6 million during the quarter ended March 31, 2023. These expenses were eliminated in the presentation of the unaudited pro forma "Net income attributable to Knight-Swift" presented above.
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
The Company did not complete any material acquisitions during the quarter ended March 31, 2024.

Note 4 — Income Taxes
Effective Tax Rate — The quarter ended March 31, 2024 and March 31, 2023 effective tax rates were 55.1% and 24.0%, respectively. The current quarter effective tax rate was primarily impacted by a reduction in pre-tax income.

Valuation Allowance — Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company has $10.4 million in valuation allowance associated with the capital loss and state operating loss carryforwards which may not be utilized in the future.

Unrecognized Tax Benefits — The Company has unrecognized tax benefits associated with tax credit carryforwards. Management does not expect a decrease in unrecognized tax benefits relating to credits to be necessary within the next twelve months.

Interest and Penalties — The Company did not have accrued interest and penalties related to unrecognized tax benefits as of March 31, 2024 and December 31, 2023.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by various Federal and state jurisdictions for tax years ranging from 2009 to 2021. At the completion of these examinations, management does not expect any adjustments which would have a material impact on the Company's effective tax rate. Years subsequent to 2019 remain subject to examination.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Accounts Receivable Securitization
On October 23, 2023, the Company entered into the 2023 RSA, which further amended the 2022 RSA. The 2023 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheets. As of March 31, 2024, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2023 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of March 31, 2024. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
The following table summarizes the key terms of the 2023 RSA (dollars in thousands):

2023 RSA
(Dollars in thousands)
Effective date	October 23, 2023
Final maturity date	October 1, 2025
Borrowing capacity	$575,000
Accordion option [1]	$100,000
Unused commitment fee rate [2]	20 to 40 basis points
Program fees on outstanding balances [3]	one month SOFR + credit adjustment spread 10 basis points + 82.5 basis points

1The accordion option increases the maximum borrowing capacity, subject to participation of the purchasers.
2The commitment fee rates are based on the percentage of the maximum borrowing capacity utilized.
3As identified within the 2023 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement index for SOFR.
Availability under the 2023 RSA is calculated as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Borrowing base, based on eligible receivables	$479,600	$527,600
Less: outstanding borrowings [1]	(454,000)	(527,000)
Less: outstanding letters of credit	(21,725)	—
Availability under accounts receivable securitization facilities	$3,875	$600

1Outstanding borrowings are included in "Accounts receivable securitization" in the condensed consolidated balance sheets and are offset by deferred loan costs of $0.4 million and $0.5 million as of March 31, 2024 and December 31, 2023, respectively. Interest accrued on the aggregate principal balance at a rate of 6.3% and 6.3% as of March 31, 2024 and December 31, 2023, respectively.
Refer to Note 12 for information regarding the fair value of the 2023 RSA.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 5, the Company's long-term debt consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
2021 Term Loan A-2, due September 3, 2024, net 1 2	199,939	199,902
2021 Term Loan A-3, due September 3, 2026, net 1 2	799,147	799,058
2023 Term Loan, due September 3, 2026, net 1 3	249,216	249,135
Revenue equipment installment notes 1 4	269,303	279,339
Prudential Notes, net [1]	17,035	25,078
Other	7,810	8,567
Total long-term debt, including current portion	1,542,450	1,561,079
Less: current portion of long-term debt	(348,848)	(338,058)
Long-term debt, less current portion	$1,193,602	$1,223,021

	March 31, 2024	December 31, 2023
	(In thousands)
Total long-term debt, including current portion	$1,542,450	$1,561,079
2021 Revolver, due September 3, 2026 1 5	202,000	67,000
Long-term debt, including revolving line of credit	$1,744,450	$1,628,079

1Refer to Note 12 for information regarding the fair value of debt.
2As of March 31, 2024, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.1 million and $0.9 million in deferred loan costs, respectively. As of December 31, 2023, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.1 million and $0.9 million in deferred loan costs, respectively.
3As of March 31, 2024, the carrying amount of the 2023 Term Loan was net of $0.8 million in deferred loan costs. As of December 31, 2023, the carrying amounts of the 2023 Term Loan was net of $0.9 million in deferred loan costs.
4The revenue equipment installment loans were assumed at the close of the U.S. Xpress Acquisition and have a weighted average interest rate of 5.83% and 4.70% as of March 31, 2024 and December 31, 2023, respectively.
5The Company also had outstanding letters of credit of $18.0 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities for both March 31, 2024 and December 31, 2023. The Company also had outstanding letters of credit of $264.5 million and $264.3 million under a separate bilateral agreement which do not impact the availability of the 2021 Revolver as of March 31, 2024 and December 31, 2023, respectively.

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
1The interest rate margin for the 2021 Term Loans and 2021 Revolver is based on the Company's consolidated leverage ratio. As of March 31, 2024, interest accrued at 6.50% on the 2021 Term Loan A-2, 6.62% on the 2021 Term Loan A-3, and 6.63% on the 2021 Revolver.
2The commitment fee for the unused portion of the 2021 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of March 31, 2024, commitment fees on the unused portion of the 2021 Revolver accrued at 0.2% and outstanding letter of credit fees accrued at 1.3%.
Pursuant to the 2021 Debt Agreement, the 2021 Revolver and the 2021 Term Loans contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2021 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2021 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2021 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2021 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of March 31, 2024, the Company was in compliance with the covenants under the 2021 Debt Agreement.
Borrowings under the 2021 Debt Agreement are made by Knight-Swift Transportation Holdings Inc. and are guaranteed by certain of the Company's material domestic subsidiaries (other than its captive insurance subsidiaries, driving academy subsidiary, and bankruptcy-remote special purpose subsidiary).
2023 Term Loan — On June 22, 2023, the Company entered into the $250.0 million 2023 Term Loan (an unsecured credit facility) with a group of banks. The 2023 Term Loan matures on September 3, 2026. There are no scheduled principal payments due until maturity. The 2023 Term Loan contains terms similar to the 2021 Debt Agreement. The proceeds received from the 2023 Term Loan were used to pay fees, commissions and expenses in connection with the Company's acquisition of U.S. Xpress. The interest rate applicable to the 2023 Term Loan is subject to a leverage-based grid and as of March 31, 2024 is equal to SOFR plus the 0.1% SOFR adjustment plus 1.50%. As of March 31, 2024, interest accrued at 6.82% on the 2023 Term Loan.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
U.S. Xpress's Revenue Equipment Installment Notes — In connection with the U.S. Xpress Acquisition, the Company assumed revenue equipment installment notes with various lenders to finance tractors and trailers. Payments are due in monthly installments with final maturities at various dates through March 15, 2028, and the notes are secured by related revenue equipment with a net book value of $212.1 million as of March 31, 2024. Payment terms generally range from 36 months to 84 months. The interest rates as of March 31, 2024 range from 2.0% to 7.0%.

2021 Prudential Notes — The 2021 Prudential Notes previously allowed ACT to borrow up to $125 million, less amounts currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes have interest rates ranging from 4.05% to 4.40% and various maturity dates ranging from January 2025 through January 2028. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2021 Debt Agreement. As of March 31, 2024, the Company was in compliance with the covenants under the 2021 Prudential Notes.
Fair Value Measurement — See Note 12 for fair value disclosures regarding the Company's debt instruments.

Note 7 — Defined Benefit Pension Plan
Net periodic pension income and benefits paid during the quarter ended March 31, 2024 and 2023 were immaterial.
Assumptions
A weighted-average discount rate of 5.03% was used to determine benefit obligations as of March 31, 2024.
The following weighted-average assumptions were used to determine net periodic pension cost:

	Quarter Ended March 31,
	2024	2023
Discount rate	4.73%	4.92%
Expected long-term rate of return on pension plan assets	6.00%	6.00%

Refer to Note 12 for additional information regarding fair value measurements of the Company's investments.

Note 8 — Purchase Commitments
As of March 31, 2024, the Company had outstanding commitments to purchase revenue equipment of $505.3 million in the remainder of 2024 ($440.1 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of finance leases, operating leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of March 31, 2024, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $102.1 million in the remainder of 2024, $12.3 million from 2025 through 2026, $0.2 million from 2027 through 2028, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse impact on our condensed consolidated financial statements. However, any future claims or adverse developments in existing claims could impact this analysis. There are inherent uncertainties in these legal matters, some of which are beyond management's control, making the ultimate outcomes difficult to predict. Moreover, management's views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
The Company has made accruals with respect to its legal matters where appropriate, as well as legal fees which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $6.8 million, relating to the Company's outstanding legal proceedings as of March 31, 2024.
Commutation of Third-Party Carrier Insurance Risk
On February 14, 2024, the Company finalized the terms of a transaction with the insurer under the third-party reinsurance agreement covering auto liability associated with the Company's third-party carrier insurance business. The agreement effectively transferred $161.1 million in third-party auto liability insurance claim liabilities to the insurer for policy periods from October 1, 2020 through March 31, 2023 funded by transferring the corresponding restricted cash held in trust for payment of the third-party insurance claims.

Note 10 — Share Repurchase Plans
In April 2022, the Company announced that the Board approved the repurchase of up to $350.0 million of the Company's outstanding common stock (the "2022 Knight-Swift Share Repurchase Plan"). With the adoption of the 2022 Knight-Swift Share Repurchase Plan, the Company terminated the 2020 Knight-Swift Share Repurchase Plan, which had approximately $42.8 million of authorized purchases remaining upon termination.
The Company made no share repurchases during the quarter ended March 31, 2024 and 2023.no
Under the 2022 Knight-Swift Repurchase Plan, $200.0 million remained available as of March 31, 2024 and December 31, 2023.

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
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended March 31,
	2024	2023
	(In thousands)
Basic weighted average common shares outstanding	161,511	160,915
Dilutive effect of equity awards	575	985
Diluted weighted average common shares outstanding	162,086	161,900
Anti-dilutive shares excluded from earnings per diluted share [1]	41	7
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Note 12 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		March 31, 2024		December 31, 2023
	Condensed Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments	Other long-term assets	$110,973	$110,973	$102,252	$102,252

Financial Liabilities:
2021 Term Loan A-2, due September 2024 [1]	Finance lease liabilities and long-term debt – current portion	199,939	200,000	199,902	200,000
2021 Term Loan A-3, due September 2026 [1]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	799,147	800,000	799,058	800,000
2023 Term Loan, due September 2026 [2]	Long-term debt – less current portion	249,216	250,000	249,135	250,000
2021 Revolver, due September 2026	Revolving line of credit	202,000	202,000	67,000	67,000
Revenue equipment installment notes [3]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	269,303	269,303	279,339	279,339
2021 Prudential Notes [4]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	17,035	17,054	25,078	25,100
2023 RSA, due October 2025 [5]	Accounts receivable securitization -less current portion	453,567	454,000	526,508	527,000
Mandatorily redeemable contingent consideration [6]	Accrued liabilities	134,107	134,107	134,107	134,107
Contingent consideration [6]	Accrued liabilities, Other long-term liabilities	40,859	40,859	40,859	40,859

1As of March 31, 2024, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.1 million and $0.9 million in deferred loan costs, respectively. As of December 31, 2023, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.1 million and $0.9 million in deferred loan costs, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
2As of March 31, 2024, the carrying amount of the 2023 Term Loan was net of $0.8 million in deferred loan costs. As of December 31, 2023, the carrying amount of the 2023 Term Loan was net of $0.9 million in deferred loan costs.
3As of March 31, 2024, the carrying amount of the revenue equipment installment notes included $1.1 million in fair value adjustments. As of December 31, 2023, the carrying amount of the revenue equipment installment notes included $1.3 million in fair value adjustments.
4As of March 31, 2024, the carrying amount of the 2021 Prudential Notes was net of approximately $19,000 in deferred loan costs and included $1.0 million in fair value adjustments. As of December 31, 2023, the carrying amount of the 2021 Prudential Notes was net of $22,000 in deferred loan costs and included $1.1 million in fair value adjustments.
5The carrying amount of the 2023 RSA was net of $0.4 million and $0.5 million in deferred loan costs as of March 31, 2024 and December 31, 2023, respectively.
6The contingent consideration is primarily related to the U.S. Xpress Acquisition.
Recurring Fair Value Measurements (Assets) — As of March 31, 2024 and December 31, 2023, there were no major categories of assets estimated at fair value that were measured on a recurring basis.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of March 31, 2024 and December 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of March 31, 2024
Mandatorily redeemable contingent consideration [1]	$134,107	$—	$—	$134,107	$—
Contingent consideration [1]	$40,859	$—	$—	$40,859	$—
As of December 31, 2023
Mandatorily redeemable contingent consideration [1]	$134,107	$—	$—	$134,107	$—
Contingent consideration [1]	$40,859	$—	$—	$40,859	$3,359

1Contingent consideration is associated with the U.S. Xpress Acquisition and certain other investments. The Company did not recognize any gains (losses) in the quarters ended March 31, 2024 and 2023 related to the revaluation of these liabilities.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of March 31, 2024 and December 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of March 31, 2024
Buildings [1]	$—	$—	$—	$—	$(288)
Equipment [2]	$—	$—	$—	$—	$(3,694)

As of December 31, 2023
Buildings [1]	$—	$—	$—	$—	$(187)
Equipment [2]	$—	$—	$—	$—	$(469)
Software [3]	$—	$—	$—	$—	$(1,580)

1    Reflects the non-cash impairment of building improvements (within the Truckload segment and the All Other Segments).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
2    Reflects the non-cash impairment of certain revenue equipment held for sale (within the Truckload segment and the All Other Segments).
3    Reflects the non-cash impairment of software (within the All Other Segments).
Nonrecurring Fair Value Measurements (Liabilities) — As of March 31, 2024 and December 31, 2023, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.
Gain on Sale of Revenue Equipment — Net gains on disposals, including disposals of property and equipment classified as assets held for sale, are reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income, were $6.7 million and $20.9 million for the quarter ended March 31, 2024 and 2023, respectively.
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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of March 31, 2024
Fixed income funds	33,341	33,341	—	—
Cash and cash equivalents	1,071	1,071	—	—
Total pension plan assets	$34,412	$34,412	$—	$—

As of December 31, 2023
Fixed income funds	34,536	34,536	—	—
Cash and cash equivalents	887	887	—	—
Total pension plan assets	$35,423	$35,423	$—	$—

Note 13 — Related Party Transactions

	Quarter Ended March 31,
	2024		2023
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases	$197	$150	$—	$25
Other Services	$—	$9	$27	$134

	March 31, 2024		December 31, 2023
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	$—	$186	$23	$37

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Financial Information by Segment and Geography
Segment Information

	Quarter Ended March 31,
	2024	2023
Revenue:	(In thousands)
Truckload	$1,263,015	$1,012,245
LTL	282,122	255,304
Logistics	126,729	138,283
Intermodal	87,985	110,572
Subtotal	$1,759,851	$1,516,404
All Other Segments	85,079	141,986
Intersegment eliminations	(22,463)	(21,458)
Total revenue	$1,822,467	$1,636,932

	Quarter Ended March 31,
	2024	2023
Operating income (loss):	(In thousands)
Truckload	$23,147	$115,899
LTL	20,287	26,582
Logistics	2,473	12,820
Intermodal	(4,908)	5,102
Subtotal	$40,999	$160,403
All Other Segments [1]	(20,444)	(15,616)
Operating income	$20,555	$144,787

	Quarter Ended March 31,
	2024	2023
Depreciation and amortization of property and equipment:	(In thousands)
Truckload	$139,993	$116,802
LTL	18,099	16,188
Logistics	951	1,043
Intermodal	5,456	4,432
Subtotal	$164,499	$138,465
All Other Segments	17,366	17,501
Depreciation and amortization of property and equipment	$181,865	$155,966

1The $20.4 million operating loss within our All Other Segments is primarily driven by the $19.5 million operating loss in the third-party insurance business.
Geographical Information
In the aggregate, total revenue from the Company's international operations was less than 5.0% of consolidated total revenue for the quarters ended March 31, 2024 and 2023. Additionally, long-lived assets on the Company's international subsidiary balance sheets were less than 5.0% of consolidated total assets as of March 31, 2024 and December 31, 2023.

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
•future performance of our segments or businesses,
•future capital expenditures, equipment prices (including used equipment) and availability, our equipment purchasing or leasing plans, and mix of our owned versus leased revenue equipment, and our equipment turnover,
•the impact of pending legal proceedings,
•future insurance claims, coverage, coverage limits, premiums, and retention limits, including exposure through our Iron Insurance line of business,
•the expected freight environment, including freight demand, capacity, seasonality, and volumes,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, labor supply and relations, and US Gross Domestic Product ("GDP") changes,
•expected liquidity and methods for achieving sufficient liquidity, including our expected need or desire to incur indebtedness and our ability to comply with debt covenants,
•future fuel prices and availability and the expected impact of fuel efficiency initiatives,
•future expenses, including depreciation and amortization, purchased transportation, impairments, interest rates, cost structure, and our ability to control costs,
•future rates, operating profitability and margin, asset utilization, and return on capital,
•future third-party service provider relationships and availability, including pricing terms,
•future contracted pay rates with independent contractors, ability to lease equipment to independent contractors, and compensation arrangements with driving associates,
•future capital allocation, capital structure, capital requirements, and growth strategies and opportunities,
•future share repurchases and dividends,
•future tax rates,
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
Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "will," "would," "should," "expects," "estimates," "designed," "likely," "foresee," "goals," "seek," "target," "forecast," "projects," "anticipates," "plans," "intends," "hopes," "strategy," "potential," "objective," "mission," "continue," "outlook," "feel," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to materially differ from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A "Risk Factors" in our 2023 Annual Report, and various disclosures in our press releases, stockholder reports, and other filings with the SEC.
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

Reference to Annual Report
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements (unaudited) and footnotes included in this Quarterly Report, as well as the consolidated financial statements and footnotes included in our 2023 Annual Report.

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
Key Financial Highlights — Year-to-Date March 31, 2024
Consolidated operating income decreased 85.8% to $20.6 million during the quarter ended March 31, 2024, as compared to the same period last year. Net income attributable to Knight-Swift decreased 102.5% to a $2.6 million net loss.
•Truckload — 98.2% operating ratio during the quarter ended March 31, 2024. The Adjusted Operating Ratio1 was 97.3%, with a 26.3% year-over-year increase in revenue, excluding fuel surcharge and intersegment transactions, as a result of the inclusion of the truckload business of U.S. Xpress. Adjusted Operating Ratio worsened by 1,070 basis points year-over-year primarily due to the 10.2% decline in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, and the 2.7% increase in cost per mile largely as a result of weather disruptions in the current quarter.
•LTL — 92.8% operating ratio during the quarter ended March 31, 2024. The Adjusted Operating Ratio1 increased 430 basis point year-over-year to 90.0%, as a result of weather disruptions on volumes and operating costs, and incremental maintenance and labor costs as we expand. We opened seven new locations during the quarter as we continue to grow our network.
•Logistics — 98.0% operating ratio during the quarter ended March 31, 2024. The Adjusted Operating Ratio1 was 97.1% with a gross margin of 16.8% while revenue, excluding intersegment transactions, declined 7.3%, including the U.S. Xpress logistics business. Load count decreased 10.1% due to the weather disruptions as well as our decision to divert loads to the Truckload segment to offset the loss of contractual volumes in recent bids.
•Intermodal — 105.6% operating ratio during the quarter ended March 31, 2024, as load count declined 1.6% and revenue per load declined 19.1% year-over-year, partly due to less project revenue in the current period.
•All Other Segments — Operating loss increased to $20.4 million in the current quarter including the $19.5 million operating loss of our third-party insurance business as well as $8.2 million of severance, legal accruals, and impairment charges. The third-party insurance business has ceased all operations as of the end of the first quarter.
•Liquidity and Capital — During the quarter ended March 31, 2024, we generated $37.3 million in operating cash flows. Free Cash Flow1 for the quarter ended March 31, 2024 was a deficit of $104.0 million, largely driven by our decision to transfer $161.1 million of third-party insurance claims liabilities to another insurance company, which was funded by transferring the corresponding restricted cash held in trust for payment of third-party insurance claims. The use of restricted cash in this transaction does not impact the availability of operating cash for the needs of our ongoing business. We paid down $20.5 million in finance lease liabilities and $54.3 million in operating lease liabilities. We obtained financing of $62.0 million from net borrowings on our 2021 Revolver and 2023 RSA. As of March 31, 2024, we had a balance of $204.8 million in unrestricted cash and cash equivalents, $1.3 billion face value outstanding on the 2021 Term Loans and 2023 Term Loan, and $7.1 billion of stockholders' equity. We do not foresee material liquidity constraints or any issues with our ongoing

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.
________
1Refer to "Non-GAAP Financial Measures" below.
Key Financial Data and Operating Metrics

	Quarter Ended March 31,
	2024	2023
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,822,467	$1,636,932
Revenue, excluding truckload and LTL fuel surcharge	$1,612,814	$1,450,293
Net income attributable to Knight-Swift	$(2,635)	$104,284
Earnings per diluted share	$(0.02)	$0.64
Operating ratio	98.9%	91.2%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$19,774	$118,491
Adjusted EPS [1]	$0.12	$0.73
Adjusted Operating Ratio [1]	96.8%	88.7%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	23,314	18,152
Average trailers [3]	94,410	79,490
LTL
Average tractors [4]	3,357	3,163
Average trailers [5]	8,699	8,387
Intermodal
Average tractors	609	607
Average containers	12,582	12,829
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.6 years and 2.7 years as of March 31, 2024 and 2023, respectively.
3Our average trailers includes 8,769 and 8,988 trailers related to leasing activities recorded within our non-reportable segments for the quarter ended March 31, 2024 and 2023, respectively. Our trailer fleet within the Truckload segment had a weighted average age of 8.4 years and 10.2 years as of March 31, 2024 and 2023, respectively.
4Our LTL tractor fleet had a weighted average age of 4.3 years and 4.2 years as of March 31, 2024 and 2023, respectively. Our LTL tractor fleet includes 611 and 619 tractors from ACT's and MME's dedicated and other businesses for the quarters ended March 31, 2024 and 2023, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

5Our LTL trailer fleet had a weighted average age of 8.6 years and 8.3 years as of March 31, 2024 and 2023, respectively. Our LTL trailer fleet includes 821 and 778 trailers from ACT's and MME's dedicated and other businesses for the quarter ended March 31, 2024 and 2023, respectively.
Market Trends and Outlook
The national unemployment rate was 3.8%1 as of March 31, 2024, as compared to 3.5% as of March 31, 2023. The US gross domestic product, which is the broadest measure of goods and services produced across the economy, increased by 1.6%2 on a quarter-over-quarter basis, per preliminary third-party forecasts. The increase, compared to the fourth quarter increase of 3.4%, primarily reflected increases in consumer spending and housing investment that were partly offset by a decrease in inventory investment. Early estimates of the first quarter 2024 US employment cost index indicate a quarter-over-quarter increase of 4.2%1 and a sequential increase of 1.2%1.
Our Company outlook for the second and third quarters of 2024 includes the following:
•Truckload Segment revenue up slightly sequentially in the second quarter and again into the third quarter with slight sequential improvements in operating margins resulting in mid-90’s operating ratios, including U.S. Xpress breakeven operating results through the second quarter and high-90’s Adjusted Operating Ratio in the third quarter,
•Truckload tractor count down modestly sequentially into the second quarter before stabilizing for the third quarter,
•Truckload miles per tractor increasing high-single digit percent year-over-year in the second quarter and low-single digit percent year-over-year in the third quarter as the prior year comparisons begin to include U.S. Xpress,
•LTL revenue growth of 12-15% year-over-year as shipment count in the second and third quarters improves mid-to-high single digit percent year-over-year and revenue per hundredweight, excluding fuel surcharge, improves low-to-mid-teens percent year-over-year with an operating ratio in line with 2023 results,
•Logistics volume up low single digit percent year-over-year in the second quarter and down mid-teens percent year-over-year in the third quarter as the prior year comparisons begin to include U.S. Xpress, with operating ratios in the mid-90’s,
•Intermodal volumes flat year-over-year in the second quarter before improving high-single digit percent year-over-year in the third quarter, and operating ratios near breakeven,
•All Other segments operating income of approximately $10-15 million for the second and third quarters before including the $11.7 million intangible asset amortization,
•Equipment gains to be in the range of $5 million to $10 million per quarter,
•Net interest expense up modestly sequentially in the second quarter and stable into third quarter,
•Net cash capital expenditures for the full year 2024 expected range of $625 million - $675 million,
•Expected tax rate of approximately 25% to 26% for the year.
In addition to the above, we expect the Truckload segment will continue to pursue opportunities, as we implement a decentralized operating model within our new U.S. Xpress locations, and the Logistics segment will continue to provide value to our customers through our power-only and traditional brokerage service offerings. Our ACT and MME teams are working together to further build out a super-regional network that we expect will provide additional yield and revenue opportunities. The Intermodal segment continues to build out its network that aligns with our new rail partners as we pursue a more diversified portfolio of customers. Our All Other Segments are further expanding to complement our other service offerings.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment, terminal improvements, or terminal expansions during 2024. With significant tightening in the insurance markets, we may also experience changes in premiums, retention limits, and excess coverage limits in the remainder of 2024. While fuel expense is generally offset by fuel surcharge revenue, our fuel expense, net of truckload and LTL fuel surcharge revenue, may increase in the future, particularly during periods of sharply rising fuel prices. In periods of declining prices the opposite is true. Overall, we remain committed to long-term profitability as we continue to leverage opportunities across the Knight-Swift brands, and efficiently deploy our assets, while maintaining a relentless focus on cost control. This includes seeking acquisition opportunities to improve earnings, gain customers, and reach more professional drivers, as illustrated by the acquisition of U.S. Xpress and our intention to expand the geographic footprint of our LTL network.
________
1Source: bls.gov
2Source: bea.gov

Results of Operations — Summary
Note: The reported results do not include U.S. Xpress's operating results prior to its acquisition by the Company on July 1, 2023, in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's year-to-date March 31, 2024 results and prior periods may not be meaningful.

Operating Results: First Quarter 2024 Compared to First Quarter 2023
The $106.9 million decrease in net income attributable to Knight-Swift to a $2.6 million net loss during the first quarter of 2024 from $104.3 million during the same period last year includes the following:
•Contributor — $92.8 million decrease in operating income within our Truckload segment primarily due to the 10.2% decline in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, and the 2.7% increase in cost per mile largely as a result of weather disruptions in the current quarter.
•Contributor — $10.3 million decrease in operating income within our Logistics segment due to 10.1% decline in load count as a result of weather disruptions as well as our decision to divert loads to the Truckload segment to offset the loss of contractual volumes in recent bids.
•Contributor — $10.0 million decrease in operating income within our Intermodal segment, driven by a 19.1% decrease in revenue per load and a 1.6% decrease in load count.
•Contributor — $6.3 million decrease in operating income within our LTL segment primarily due to the impact of weather disruptions on volumes and operating costs, and incremental maintenance and labor costs as we expand our network. This was partially offset by a 6.1% increase in shipments per day and a 13.3 % increase in revenue per hundredweight excluding fuel surcharge.
•Contributor — $4.8 million increase in operating loss within the All Other Segments, primarily due to a $19.5 million operating loss of our third-party insurance business as well as $8.2 million of severance, legal accrual, and impairment charges.
•Contributor — $18.1 million increase in consolidated interest expense primarily driven by higher debt balances related to the U.S. Xpress Acquisition and higher interest rates.
•Offset — $36.4 million decrease in consolidated income tax expense, primarily due to a reduction of pre-tax income. Our effective tax rate for the first quarter of 2024 was 55.1%, compared to 24.0% for the first quarter of 2023.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain other operating segments included within our All Other Segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter Ended March 31,
	2024	2023
Revenue:	(In thousands)
Truckload	$1,263,015	$1,012,245
LTL	282,122	255,304
Logistics	126,729	138,283
Intermodal	87,985	110,572
Subtotal	$1,759,851	$1,516,404
All Other Segments	85,079	141,986
Intersegment eliminations	(22,463)	(21,458)
Total revenue	$1,822,467	$1,636,932

	Quarter Ended March 31,
	2024	2023
Operating income (loss):	(In thousands)
Truckload	$23,147	$115,899
LTL	20,287	26,582
Logistics	2,473	12,820
Intermodal	(4,908)	5,102
Subtotal	$40,999	$160,403
All Other Segments	(20,444)	(15,616)
Operating income	$20,555	$144,787

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base with approximately 16,600 irregular route and 6,700 dedicated tractors.
•Our LTL business, which was initially established in 2021 through the ACT acquisition and later the MME acquisition, provides our customers with regional LTL transportation service through our growing network of over 120 facilities and a door count of approximately 4,700. Our LTL segment operates approximately 3,400 tractors and approximately 8,700 trailers and also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We offer power-only services through our Logistics segment leveraging our fleet of nearly 94,000 trailers.
•Our All Other Segments include support services provided to our customers and third-party carriers including insurance, equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services. Our All Other Segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and various acquisitions).
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Truckload Segment
We generate revenue in the Truckload segment primarily through irregular route, dedicated, refrigerated, expedited, flatbed, and cross-border service operations across our brands. We operated approximately 16,600 irregular route tractors and approximately 6,700 dedicated route tractors in use during the quarter ended March 31, 2024. Generally, we are paid a predetermined rate per mile or per load for our truckload services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Truckload segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	Quarter Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in thousands, except per tractor data)
Total revenue	$1,263,015	$1,012,245	24.8%
Revenue, excluding fuel surcharge and intersegment transactions	$1,094,051	$865,980	26.3%
GAAP: Operating income	$23,147	$115,899	(80.0%)
Non-GAAP: Adjusted Operating Income [1]	$29,114	$116,242	(75.0%)
Average revenue per tractor [2]	$46,927	$47,707	(1.6%)
GAAP: Operating ratio [2]	98.2%	88.6%	960	bps
Non-GAAP: Adjusted Operating Ratio 1 2	97.3%	86.6%	1,070	bps
Non-paid empty miles percentage [2]	14.1%	15.0%	(90	bps)
Average length of haul (miles) [2]	395	391	1.0%
Total miles per tractor [2]	19,894	18,405	8.1%
Average tractors 2 3	23,314	18,152	28.4%
Average trailers 2 4	94,410	79,490	18.8%
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 21,120 and 16,262 average company-owned tractors for the first quarter of 2024 and 2023, respectively.
4    Our average trailers includes 8,769 and 8,988 trailers related to leasing activities recorded within our All Other Segments for the quarter ended March 31, 2024 and 2023, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended March 31, 2024 and 2023 — The Truckload segment continues to experience an extremely difficult environment, operating with a 97.3% Adjusted Operating Ratio in a first quarter that saw a more challenging pricing environment than anticipated and greater than average weather disruption that led to reduced volumes and higher operating costs. Excluding U.S. Xpress, the Adjusted Operating Ratio of the legacy truckload business worsened sequentially as a result of a 2.1% sequential decline in revenue per loaded mile excluding fuel surcharge (a 9.2% decline year-over-year), the headwinds on utilization and operating costs from the weather disruptions in January, and the loss of some contractual freight volumes early in the bid season as we were not willing to make further concessions on what we view as unsustainable contractual rates. These volume losses negatively impacted our network and utilization, and they pushed more of our capacity into the spot market. This increased spot exposure caused the sequential decline in revenue per mile as our primary contractual revenue per mile was fairly stable throughout the quarter. If there continues to be downward pressure on contractual rates, there may be additional exposure to the volatility of the spot market.
Truckload segment miles per tractor increased 8.1% year-over-year (5.9% before including U.S. Xpress), largely driven by our earlier decision to reduce the number of unseated tractors in the legacy businesses in order to reduce cost. We have been intentionally trimming our capital equipment over the past few quarters in order to improve our cost structure through the downcycle, but without cutting so far as to sacrifice our ability to flex when the market improves. Revenue, excluding fuel surcharge and intersegment transactions, was $1.1 billion, an increase of 26.3% year-over-year, reflecting an 11.4% decline in the legacy truckload business prior to the inclusion of U.S. Xpress. Excluding U.S. Xpress, revenue, excluding fuel surcharge, per tractor decreased 3.6% year-over-year as the decline in rates outweighed the improvement in miles per tractor.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,			Increase (Decrease)
	2024	2023
	(Dollars in thousands, except per tractor data)
Total revenue	$282,122	$255,304		10.5%
Revenue, excluding fuel surcharge	$240,990	$213,929		12.6%
GAAP: Operating income	$20,287	$26,582		(23.7%)
Non-GAAP: Adjusted Operating Income [1]	$24,207	$30,502		(20.6%)
GAAP: Operating ratio [2]	92.8%	89.6%	320	bps
Non-GAAP: Adjusted Operating Ratio 1 2	90.0%	85.7%	430	bps
LTL shipments per day [2]	18,800	17,717		6.1%
LTL weight per shipment [2]	1,007	1,061		(5.1%)
LTL average length of haul (miles) [2]	573	535		7.1%
LTL revenue per shipment [2]	$199.84	$189.31		5.6%
LTL revenue xFSC per shipment [2]	$170.40	$158.45		7.5%
LTL revenue per hundredweight [2]	$19.84	$17.84		11.2%
LTL revenue xFSC per hundredweight [2]	$16.91	$14.93		13.3%
LTL average tractors 2 3	3,357	3,163		6.1%
LTL average trailers 2 4	8,699	8,387		3.7%
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Our LTL tractor fleet includes 611 and 619 tractors from ACT's and MME's dedicated and other businesses for the first quarter of 2024 and 2023, respectively.
4Our LTL trailer fleet includes 821 and 778 trailers from ACT's and MME's dedicated and other businesses for the first quarter of 2024 and 2023, respectively.
Comparison Between the Quarters Ended March 31, 2024 and 2023 — Our LTL segment produced a 90.0% Adjusted Operating Ratio during the first quarter of 2024, as revenue, excluding fuel surcharge, grew 12.6% while Adjusted Operating Income decreased 20.6% year-over-year. With our LTL activities concentrated in regions exposed to severe winter weather during the quarter, the disruption was particularly impactful to our network and operating costs for our LTL segment. In addition, maintenance and labor costs were higher than normal as we stretch to cover growing volumes and extend our reach into new facilities. We anticipate these costs should normalize as we scale volumes and staffing while growing revenue in new locations. After being significantly impacted by the weather disruptions in January, volumes recovered well as average shipments per day increased 6.8% month-over-month in February and held steady into March, resulting in a 6.1% year-over-year increase for the quarter. Revenue per hundredweight, excluding fuel surcharge, increased 13.3%, while revenue per shipment, excluding fuel surcharge, increased by 7.5%, reflecting a 5.1% decrease in weight per shipment.
During the quarter, we opened seven terminals that had been recently acquired from various parties. We expect to open another 25 terminals by the end of 2024. Overall, the 32 locations planned to open in 2024 will represent a 16% increase to our door count from the end of 2023, meaningfully impacting the reach of our service offering and increasing the density of our network. We expect these investments will bring opportunities to service additional freight and customers. We remain encouraged by the strong performance within our LTL segment, and we continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Logistics Segment
The Logistics segment is less asset-intensive than the Truckload and LTL segments and is dependent upon capable non-driver employees, modern and effective information technology, and third-party capacity providers. Logistics revenue is generated by its brokerage operations. We generate additional revenue by offering specialized logistics solutions (including, but not limited to, trailing equipment, origin management, surge volume, disaster relief, special projects, and other logistics needs). Logistics revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through third-party capacity providers, and our ability to secure third-party capacity providers to transport customer freight.
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

	Quarter Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in thousands, except per load data)
Total revenue	$126,729	$138,283	(8.4%)
Revenue, excluding intersegment transactions	$126,729	$136,777	(7.3%)
GAAP: Operating income	$2,473	$12,820	(80.7%)
Non-GAAP: Adjusted Operating Income 1 2	$3,637	$13,154	(72.4%)
Revenue per load - Brokerage only [2]	$1,751	$1,715	2.1%
Gross margin percentage - Brokerage only [2]	16.8%	19.8%	(300	bps)
GAAP: Operating ratio [2]	98.0%	90.7%	730	bps
Non-GAAP: Adjusted Operating Ratio 1 2	97.1%	90.4%	670	bps
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
Comparison Between the Quarters Ended March 31, 2024 and 2023 — The Logistics segment Adjusted Operating Ratio was 97.1%, with a gross margin of 16.8% in the first quarter of 2024, down from 19.8% in the first quarter of 2023. The first quarter was challenging for volumes, as the persistently weak demand environment was further pressured by weather disruptions and our decision to divert loads to our existing truckload businesses to partially offset their losses of contractual volumes through the bid activity as noted above. As a result, Logistics load count declined by 10.1% year-over-year. We remain disciplined on price, which allowed our Logistics businesses to maintain profitability but is a headwind to volumes. Revenue per load increased by 2.1% year-over-year but declined by 5.2% from the prior quarter. We continue to leverage our power-only capabilities to complement our asset business, build a broader and more diversified freight portfolio, enhance the returns on our capital assets, and innovate with technology intended to remove friction and allow seamless connectivity, leading to services that we expect will capture new opportunities for revenue growth.

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

	Quarter Ended March 31,			Increase (Decrease)
	2024	2023
	(Dollars in thousands, except per load data)
Total revenue	$87,985	$110,572		(20.4%)
GAAP: Operating (loss) income	$(4,908)	$5,102		(196.2%)
Average revenue per load [1]	$2,615	$3,234		(19.1%)
GAAP: Operating ratio [1]	105.6%	95.4%	1,020	bps
Load count	33,647	34,193		(1.6%)
Average tractors [1] [2]	609	607		0.3%
Average containers [1]	12,582	12,829		(1.9%)
1    Defined under "Operating Statistics," above.
2    Includes 552 and 542 company-owned tractors for the first quarter of 2024 and 2023, respectively.
Comparison Between the Quarters Ended March 31, 2024 and 2023 — The Intermodal segment operated with a 105.6% operating ratio while total revenue decreased 20.4% year-over-year to $88.0 million. The drop in revenue was driven by a 19.1% decline in revenue per load, partly due to the inclusion of project revenue in the prior year period, and a 1.6% decline in load count as a result of soft demand and competitive truck capacity. The sequential decline in our load count of 4.0% as compared to the fourth quarter of 2023 is better than the historical average decline between fourth quarter and first quarter, and we remain focused on growing our load count with disciplined pricing and improving the efficiency of our assets as Intermodal continues to provide value to our customers and is complementary to the many services we offer.
We expect to continue to grow with new customers and expand with existing customers. With our container fleet count now approximately 12,600, we do not expect to order additional containers until we achieve meaningful improvement in our turns per container. Our capex strategy is shifting to chassis moving forward as we work to better optimize our operation and reduce equipment costs.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

All Other Segments
Our All Other Segments include support services provided to our customers and third-party carriers including insurance, equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services. Our All Other Segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and $11.7 million in quarterly amortization of intangibles related to the 2017 Merger and various acquisitions).

	Quarter Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in thousands)
Total revenue	$85,079	$141,986	(40.1%)
Operating loss	$(20,444)	$(15,616)	(30.9%)
Comparison Between the Quarters Ended March 31, 2024 and 2023 — Revenue declined 40.1% year-over-year, largely as a result of winding down our third-party insurance program, which ceased operations at the end of the quarter. The $20.4 million operating loss within our All Other Segments is primarily driven by the $19.5 million operating loss in our third-party insurance business, as well as $8.2 million of severance, legal accruals, and impairments. In order to further reduce risk of ongoing income statement volatility from potential adverse development of the claims accruals generated over the four-year existence of this business, we executed a transaction during the quarter to transfer the majority of the risk to another insurance company. The costs of this transaction are included in the operating loss of the insurance business for the quarter.

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
Note: The reported results do not include U.S. Xpress's operating results prior to its acquisition by the Company on July 1, 2023, in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's year-to-date March 31, 2024 results and prior periods may not be meaningful.

	Quarter Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in thousands)
Salaries, wages, and benefits	$692,907	$536,742	29.1%
% of total revenue	38.0%	32.8%	520	bps
% of revenue, excluding truckload and LTL fuel surcharge	43.0%	37.0%	600	bps
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
Comparison Between the Quarters Ended March 31, 2024 and 2023 — The $156.2 million increase in consolidated salaries, wages, and benefits for the first quarter of 2024, as compared to the first quarter of 2023, includes $152.6 million from the results of U.S. Xpress.

	Quarter Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in thousands)
Fuel	$234,589	$187,759	24.9%
% of total revenue	12.9%	11.5%	140	bps
% of revenue, excluding truckload and LTL fuel surcharge	14.5%	12.9%	160	bps
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
Comparison Between Quarters Ended March 31, 2024 and 2023 — The $46.8 million increase in consolidated fuel expense for the first quarter includes $61.3 million from the results of U.S. Xpress. The increase was partially offset by the decrease in the average weekly DOE fuel prices for the first quarter of 2024 as compared to the first quarter of 2023. Average weekly DOE fuel prices were $3.96 per gallon for the first quarter of 2024 and $4.40 per gallon for the first quarter of 2023.

	Quarter Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in thousands)
Operations and maintenance	$134,633	$99,311	35.6%
% of total revenue	7.4%	6.1%	130	bps
% of revenue, excluding truckload and LTL fuel surcharge	8.3%	6.8%	150	bps
Operations and maintenance expense consists of direct operating expenses, such as driving associate hiring and recruiting expenses, equipment maintenance, and tire expense. Operations and maintenance expenses are typically affected by the age of our company-owned fleet of tractors and trailers and the miles driven. We expect the driver market to remain competitive throughout 2024, which could increase future driving associate development and recruiting costs and negatively affect our operations and maintenance expense. We expect to prudently decrease our idle tractor and trailer capacity, in the coming quarters, to reduce operations and maintenance expense while remaining well positioned for potential market inflection.
Comparison Between Quarters Ended March 31, 2024 and 2023 — Operations and maintenance expense increased $35.3 million for the quarter ended March 31, 2024 as compared to the same period last year. The increase for the the quarter ended March 31, 2024 includes $35.0 million from the results of U.S. Xpress.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in thousands)
Insurance and claims	$122,446	$138,039	(11.3%)
% of total revenue	6.7%	8.4%	(170	bps)
% of revenue, excluding truckload and LTL fuel surcharge	7.6%	9.5%	(190	bps)
Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, our level of self-insurance, and premium expense. In recent years, insurance carriers have raised premiums for many businesses, including transportation companies, and as a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention limits or reduce excess coverage limits when our policies are renewed or replaced. Insurance and claims expense also varies based on the number of miles driven by company driving associates and independent contractors, the frequency and severity of accidents, trends in development factors used in actuarial accruals, and developments in large, prior-year claims. In future periods, our higher self-insured retention limits and lower excess coverage limits, may cause increased volatility in our consolidated insurance and claims expense.
In the first quarter of 2024, we exited our third-party insurance business, which offered insurance products to third-party carriers, earning premium revenues, which were partially offset by increased insurance reserves, and which exposed us to claims and inability to collect premiums. We ceased operating this business in the first quarter of 2024, which we expect will result in some reduction of volatility as we will no longer be exposed to new claims from the third-party insurance business.
Comparison Between Quarters Ended March 31, 2024 and 2023 — Consolidated insurance and claims expense decreased by $15.6 million for the quarter ended March 31, 2024, as compared to the same period last year. The decrease for the quarter ended March 31, 2024 includes a $51.4 million decrease within our third-party insurance business as a result of the Company exiting the third-party insurance business at the end of the quarter. This was partially offset by an increase of $25.9 million from the results of U.S. Xpress.

	Quarter Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in thousands)
Operating taxes and licenses	$31,329	$25,890	21.0%
% of total revenue	1.7%	1.6%	10	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.9%	1.8%	10	bps
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Comparison Between Quarters Ended March 31, 2024 and 2023 — Operating taxes and licenses expenses increased by $5.4 million for the quarter ended March 31, 2024, as compared to the same period last year. The change includes $4.0 million from the results of U.S. Xpress. However, it remained relatively flat as a percentage of revenue, excluding truckload and LTL fuel surcharge, as compared to the same period last year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in thousands)
Communications	$7,533	$5,749	31.0%
% of total revenue	0.4%	0.4%	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	0.5%	0.4%	10	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Comparison Between Quarters Ended March 31, 2024 and 2023 — Communications expense increased $1.8 million for the quarter ended March 31, 2024, as compared to the same period last year. The change includes $2.3 million from the results of U.S. Xpress. However, it remained relatively flat as a percentage of revenue, excluding truckload and LTL fuel surcharge, as compared to the same period last year.

	Quarter Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in thousands)
Depreciation and amortization of property and equipment	$181,865	$155,966	16.6%
% of total revenue	10.0%	9.5%	50	bps
% of revenue, excluding truckload and LTL fuel surcharge	11.3%	10.8%	50	bps
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
Comparison Between Quarters Ended March 31, 2024 and 2023 — Consolidated depreciation and amortization of property and equipment increased by $25.9 million for the quarter ended March 31, 2024, as compared to the same period last year. The increase includes $26.8 million from the results of U.S. Xpress, partially offset by a decrease in tractor depreciation due to a decrease in tractor count (excluding U.S. Xpress).
We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment, terminal improvements, or terminal expansions in the remainder of 2024.

	Quarter Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in thousands)
Amortization of intangibles	$18,543	$16,183	14.6%
% of total revenue	1.0%	1.0%	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.1%	1.1%	—	bps
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, ACT Acquisition, U.S. Xpress Acquisition, various other acquisitions. See Note 3 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in thousands)
Rental expense	$42,996	$15,068	185.3%
% of total revenue	2.4%	0.9%	150	bps
% of revenue, excluding truckload and LTL fuel surcharge	2.7%	1.0%	170	bps
Rental expense consists primarily of payments for revenue equipment assumed in the U.S. Xpress Acquisition, as well as our terminals and other real estate leases.
Comparison Between Quarters Ended March 31, 2024 and 2023 — Consolidated rental expense increased $27.9 million for the quarter ended March 31, 2024, as compared to the same period last year. The increase is primarily related to the inclusion of $26.6 million from the results of U.S. Xpress. Additional increases relate to the incorporation of new facilities as we expand our LTL network and were partially offset by a decrease in the rental expense for revenue equipment.

	Quarter Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in thousands)
Purchased transportation	$277,257	$280,729	(1.2%)
% of total revenue	15.2%	17.1%	(190	bps)
% of revenue, excluding truckload and LTL fuel surcharge	17.2%	19.4%	(220	bps)
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
Comparison Between Quarters Ended March 31, 2024 and 2023 — Consolidated purchased transportation expense decreased $3.5 million for the quarter ended March 31, 2024, as compared to the same period last year. The decrease is primarily due to decreased load volume within our logistics and intermodal businesses, partially offset by $70.7 million from the results of U.S. Xpress.
We expect that consolidated purchased transportation will increase as a percentage of revenue if we grow our logistics and intermodal businesses faster than our full truckload and LTL businesses. The increase could be partially offset if independent contractors exit the market due to regulatory changes.

	Quarter Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in thousands)
Impairments	$3,982	$—	100.0%
For the quarter ended March 31, 2024, we incurred impairment charges associated with building improvements and certain revenue equipment held for sale (within the Truckload segment and All Other Segments). In connection with our acquisitions, changes to estimates following the acquisition date could require the Company to record impairment charges.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in thousands)
Miscellaneous operating expenses	$53,832	$30,709	75.3%
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
Comparison Between the Quarters Ended March 31, 2024 and 2023 — The $23.1 million increase in net consolidated miscellaneous operating expenses is primarily due to the inclusion of $9.3 million from the results of U.S. Xpress as well as a $14.3 million decrease in gain on sales of equipment.
Consolidated Other Expenses (Income)

	Quarter Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in thousands)
Interest expense	$41,236	$23,091	78.6%
Other (income) expenses, net	(8,992)	(9,703)	(7.3%)
Income tax (benefit) expense	(3,674)	32,735	(111.2%)
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. The increase in interest expense during the quarter ended March 31, 2024 was primarily due to higher debt balances related to the acquisition of U.S. Xpress as well as higher interest rates. Additional details regarding our debt are discussed in Note 6 in Part I, Item 1 of this Quarterly Report.
Other (income) expenses, net — Other (income) expenses, net is primarily comprised of losses and (gains) from our various equity investments, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
Comparison Between the Quarters Ended March 31, 2024 and 2023 — The $0.7 million decrease in other (income) expenses, net is primarily driven by a decrease in the net gain recorded within our portfolio of investments during the first quarter of 2024.
Income tax expense — In addition to the discussion below, Note 4 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
Comparison Between the Quarters Ended March 31, 2024 and 2023 — The $36.4 million decrease in consolidated income tax expense was primarily due to a reduction of pre-tax income. Our effective tax rate for the first quarter of 2024 was 55.1%, compared to 24.0% for the first quarter of 2023.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter Ended March 31,
	2024	2023
	(In thousands)
GAAP: Net (loss) income attributable to Knight-Swift	$(2,635)	$104,284
Adjusted for:
Income tax (benefit) expense attributable to Knight-Swift	(3,674)	32,735
(Loss) Income before income taxes attributable to Knight-Swift	(6,309)	137,019
Amortization of intangibles [1]	18,543	16,183
Impairments [2]	3,982	—
Legal accruals and loss contingencies [3]	1,563	(300)
Transaction fees [4]	—	1,536
Severance expense [5]	6,846	1,452
Adjusted income before income taxes	24,625	155,890
Provision for income tax expense at effective rate [6]	(4,851)	(37,399)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$19,774	$118,491

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended March 31,
	2024	2023
GAAP: (Loss) Earnings per diluted share	$(0.02)	$0.64
Adjusted for:
Income tax (benefit) expense attributable to Knight-Swift	(0.02)	0.20
(Loss) Income before income taxes attributable to Knight-Swift	(0.04)	0.85
Amortization of intangibles [1]	0.11	0.10
Impairments [2]	0.02	—
Legal accruals and loss contingencies [3]	0.01	—
Transaction fees [4]	—	0.01
Severance expense [5]	0.04	0.01
Adjusted income before income taxes	0.15	0.96
Provision for income tax expense at effective rate [6]	(0.03)	(0.23)
Non-GAAP: Adjusted EPS	$0.12	$0.73

1    "Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the 2017 Merger, the ACT Acquisition, the U.S. Xpress Acquisition, and other acquisitions. Refer to Note 3 in Part I, Item 1 of this Quarterly Report for additional details regarding our acquisitions.
2    "Impairments" reflects the non-cash impairment of building improvements and certain revenue equipment held for sale (within the Truckload segment and All Other Segments).
3    "Legal accruals and loss contingencies" are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect the following:
•First quarter 2024 legal expense reflects the increased estimated exposure for an accrued legal matter based on a recent settlement agreement.
•First quarter 2023 legal expense reflects a decrease in the estimated exposure related to an accrued legal matter previously identified as probable and estimable in prior periods based on recent settlement agreement.
4    "Transaction fees" consists of legal and professional fees associated with the July 1, 2023 acquisition of U.S. Xpress. The transaction fees are primarily included within "Miscellaneous operating expenses" in the condensed statements of comprehensive income.
5    "Severance expense" is included within "Salaries, wages, and benefits" in the condensed statements of comprehensive income.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

6    For the first quarter of 2024, an adjusted effective tax rate of 19.7% was applied in our Adjusted EPS calculation to exclude certain discrete items.

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	Quarter Ended March 31,
	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,822,467	$1,636,932
Total operating expenses	(1,801,912)	(1,492,145)
Operating income	$20,555	$144,787
Operating ratio	98.9%	91.2%

Non-GAAP Presentation
Total revenue	$1,822,467	$1,636,932
Truckload and LTL fuel surcharge	(209,653)	(186,639)
Revenue, excluding truckload and LTL fuel surcharge	1,612,814	1,450,293

Total operating expenses	1,801,912	1,492,145
Adjusted for:
Truckload and LTL fuel surcharge	(209,653)	(186,639)
Amortization of intangibles [1]	(18,543)	(16,183)
Impairments [2]	(3,982)	—
Legal accruals and loss contingencies [3]	(1,563)	300
Transaction fees [4]	—	(1,536)
Severance expense [5]	(6,846)	(1,452)
Adjusted Operating Expenses	1,561,325	1,286,635
Adjusted Operating Income	$51,489	$163,658
Adjusted Operating Ratio	96.8%	88.7%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Truckload Segment

	Quarter Ended March 31,
	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,263,015	$1,012,245
Total operating expenses	(1,239,868)	(896,346)
Operating income	$23,147	$115,899
Operating ratio	98.2%	88.6%

Non-GAAP Presentation
Total revenue	$1,263,015	$1,012,245
Fuel surcharge	(168,521)	(145,264)
Intersegment transactions	(443)	(1,001)
Revenue, excluding fuel surcharge and intersegment transactions	1,094,051	865,980

Total operating expenses	1,239,868	896,346
Adjusted for:
Fuel surcharge	(168,521)	(145,264)
Intersegment transactions	(443)	(1,001)
Amortization of intangibles [1]	(1,775)	(343)
Severance expense [2]	(1,093)	—
Impairments [3]	(3,099)	—
Adjusted Operating Expenses	1,064,937	749,738
Adjusted Operating Income	$29,114	$116,242
Adjusted Operating Ratio	97.3%	86.6%
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
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	Quarter Ended March 31,
	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$282,122	$255,304
Total operating expenses	(261,835)	(228,722)
Operating income	$20,287	$26,582
Operating ratio	92.8%	89.6%

Non-GAAP Presentation
Total revenue	$282,122	$255,304
Fuel surcharge	(41,132)	(41,375)
Revenue, excluding fuel surcharge	240,990	213,929

Total operating expenses	261,835	228,722
Adjusted for:
Fuel surcharge	(41,132)	(41,375)
Amortization of intangibles [1]	(3,920)	(3,920)
Adjusted Operating Expenses	216,783	183,427
Adjusted Operating Income	$24,207	$30,502
Adjusted Operating Ratio	90.0%	85.7%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT and MME acquisitions.
Logistics Segment

	Quarter Ended March 31,
	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$126,729	$138,283
Total operating expenses	(124,256)	(125,463)
Operating income	$2,473	$12,820
Operating ratio	98.0%	90.7%

Non-GAAP Presentation
Total revenue	$126,729	$138,283
Intersegment transactions	—	(1,506)
Revenue, excluding intersegment transactions	126,729	136,777

Total operating expenses	124,256	125,463
Adjusted for:
Intersegment transactions	—	(1,506)
Amortization of intangibles [1]	(1,164)	(334)
Adjusted Operating Expenses	123,092	123,623
Adjusted Operating Income	$3,637	$13,154
Adjusted Operating Ratio	97.1%	90.4%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the U.S. Xpress and UTXL acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter Ended March 31,
	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$87,985	$110,572
Total operating expenses	(92,893)	(105,470)
Operating (loss) income	$(4,908)	$5,102
Operating ratio	105.6%	95.4%
Non-GAAP Reconciliation: Free Cash Flow

Quarter Ended March 31, 2024

GAAP: Cash flows from operations	$37,275
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	50,605
Purchases of property and equipment	(191,905)
Non-GAAP: Free Cash Flow	$(104,025)

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	March 31, 2024
(In thousands)
Cash and cash equivalents, excluding restricted cash	$204,762
Availability under 2021 Revolver, due September 2026 [1]	880,007
Availability under 2023 RSA, due October 2025 [2]	3,875
Total unrestricted liquidity	$1,088,644
Cash and cash equivalents – restricted [3]	140,229
Restricted investments, held-to-maturity, amortized cost [3]	—
Total liquidity, including restricted cash and restricted investments	$1,228,873

1    As of March 31, 2024, we had $202.0 million borrowings under our $1.1 billion 2021 Revolver. We additionally had $18.0 million in outstanding letters of credit (discussed below) issued under the 2021 Revolver, leaving $880.0 million available under the 2021 Revolver.
2    Based on eligible receivables at March 31, 2024, our borrowing base for the 2023 RSA was $479.6 million, while outstanding borrowings were $454.0 million, leaving $3.9 million available under the 2023 RSA. Refer to Note 5 in Part I, Item 1 of this Quarterly Report for more information regarding the 2023 RSA.
3    Restricted cash and restricted investments are primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $136.2 million included in "Cash and cash equivalents – restricted" on the condensed consolidated balance sheet held by Mohave and Red Rock for claims payments. The remaining $4.1 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.

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
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet, expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We expect net cash capital expenditures, will be in the range of $625.0 – $675.0 million for full-year 2024. This range excludes cash outlays for completed and potential acquisitions. We believe we have ample flexibility in our trade cycle and purchase agreements to alter our current plans if economic and other conditions warrant.
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
Principal and Interest Payments — As of March 31, 2024, we had debt, accounts receivable securitization, and finance lease obligations of $2.7 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Letters of Credit — Pursuant to the terms of the 2021 Debt Agreement and the 2023 RSA, our lenders may issue standby letters of credit on our behalf. When we have certain letters of credit outstanding, the availability under the 2021 Revolver or 2023 RSA is reduced accordingly. As of March 31, 2024, we also had outstanding letters of credit of $264.5 million pursuant to a bilateral agreement which do not impact the availability of the 2021 Revolver and 2023 RSA. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, common stock prices, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. As of March 31, 2024, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan. Additional details regarding our share repurchase plans are discussed in Note 10 in Part I, Item 1 of this Quarterly Report.
________
1Refer to "Non-GAAP Financial Measures."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Working Capital
We had a working capital deficit of $111.1 million as of March 31, 2024 and a working capital deficit of $116.3 million as of December 31, 2023. Our working capital deficit is primarily related to the current maturity related to the 2021 Term Loan A-2 which matures in September 2024.

Material Debt Agreements
As of March 31, 2024, we had $2.7 billion in material debt obligations at the following carrying values:
•$199.9 million: 2021 Term Loan A-2, due September 2024, net of $0.1 million in deferred loan costs
•$799.1 million: 2021 Term Loan A-3, due September 2026, net of $0.9 million in deferred loan costs
•$249.2 million: 2023 Term Loan, due September 2026, net of $0.8 million in deferred loan costs
•$453.6 million: 2023 RSA outstanding borrowings, net of $0.4 million in deferred loan costs
•$532.7 million: Finance lease obligations
•$202.0 million: 2021 Revolver, due September 2026
•$269.3 million: Revenue equipment installment notes
•$24.8 million: Other, net of approximately $19,000 in deferred loan costs
As of December 31, 2023, we had $2.7 billion in material debt obligations at the following carrying values:
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
•$279.3 million: Revenue equipment installment notes
•$33.6 million: Other, net of $22,000 in deferred loan costs

Cash Flow Analysis

	Quarter Ended March 31,		Change
	2024	2023
	(In thousands)
Net cash provided by operating activities	$37,275	$345,159	$(307,884)
Net cash used in investing activities	(139,747)	(197,305)	57,558
Net cash used in financing activities	(22,223)	(134,591)	112,368
Net Cash Provided by Operating Activities
Comparison Between Quarter Ended March 31, 2024 and 2023 — The $307.9 million decrease in net cash provided by operating activities included a $124.2 million decrease in operating income for year-to-date March 31, 2024, a $161.1 million cash payment for a commutation agreement to transfer certain outstanding insurance reserves to a third party, and a $19.3 million increase in cash paid for interest, which was partially offset by a $2.0 million decrease in cash paid for taxes. Note: Factors affecting the increase in operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Net Cash Used in Investing Activities
Comparison Between Quarter Ended March 31, 2024 and 2023 — The $57.6 million decrease in net cash used in investing activities was primarily due to a $59.7 million decrease in net cash capital expenditures.
Net Cash Used in Financing Activities
Comparison Between Quarter Ended March 31, 2024 and 2023 — Net cash used in financing activities decreased by $112.4 million, primarily due to $178.0 million increase in net proceeds from our 2021 Revolver, which was partially offset by the $38.0 million increase in net repayments our 2023 RSA, and a $35.8 million increase in payments on our finance leases and long-term debt.

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
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2021 Debt Agreement, 2023 Term Loan, and 2023 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 6.3% as of March 31, 2024) and fixed rate equipment lease financing. Assuming the level of borrowings as of March 31, 2024, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $19.1 million.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US decreased to $3.96 for the first quarter of 2024 from an average of $4.40 in the first quarter of 2023. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 9 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended March 31, 2024, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2023 Annual Report in the sections entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
	(in thousands, except per share data)
January 1, 2024 to January 31, 2024	—	$—	—	$200,041
February 1, 2024 to February 29, 2024	—	$—	—	$200,041
March 1, 2024 to March 31, 2024	—	$—	—	$200,041
Total	—	$—	—	$200,041

1In April 2022, we announced that the Board had approved the $350.0 million 2022 Knight-Swift Share Repurchase Plan, replacing the 2020 Knight-Swift Share Repurchase Plan. There is no expiration date associated with the 2022 Knight-Swift Share Repurchase Plan. See Note 10 in Part I, Item 1 of this Quarterly Report regarding our share repurchase plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
During the quarter ended March 31, 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Page or Method of Filing

3.1	Fourth Amended and Restated Certificate of Incorporation of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2020

3.2	Fifth Amended and Restated By-laws of Knight-Swift Transportation Holdings Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on November 12, 2023

10.1	Severance Agreement and Release by and between David A. Jackson and Knight-Swift Transportation Holdings Inc., dated as of March 8, 2024	Filed herewith

31.1
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Executive Officer (principal executive officer).
Filed herewith

31.2
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Andrew Hess, the Company's Chief Financial Officer (principal financial officer).
Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Executive Officer.	Furnished herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Andrew Hess, the Company's Chief Financial Officer.	Furnished herewith

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	May 1, 2024	/s/ Adam W. Miller
Adam W. Miller
Chief Executive Officer, in his capacity as such and on
behalf of the registrant

Date:	May 1, 2024	/s/ Andrew Hess
Andrew Hess
Chief Financial Officer, in his capacity as such and on
behalf of the registrant