Form 10-Q
period 2024-06-30
Knight-Swift Transportation Holdings Inc.
filed 2024-07-31
CIK 1492691

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
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
There were approximately 161,864,000 shares of the registrant's common stock outstanding as of July 24, 2024.

Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Table of Contents
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

GLOSSARY OF TERMS
The following glossary defines certain acronyms and terms used in this Quarterly Report on Form 10-Q. These acronyms and terms are specific to our company, commonly used in our industry, or are otherwise frequently used throughout our document.

Term	Definition
Knight-Swift/the Company/Management/We/Us/Our	Unless otherwise indicated or the context otherwise requires, these terms represent Knight-Swift Transportation Holdings Inc. and its subsidiaries.
2017 Merger	The September 8, 2017 merger of Knight Transportation, Inc. and its subsidiaries and Swift Transportation Company and its subsidiaries, pursuant to which we became Knight-Swift Transportation Holdings Inc.
2021 Debt Agreement	The Company's unsecured credit agreement, entered into on September 3, 2021, consisting of the 2021 Revolver and 2021 Term Loans, which are defined below
2021 Prudential Notes	Third amended and restated note purchase and private shelf agreement, entered into on September 3, 2021 by ACT with unrelated financial entities
2021 Revolver	Revolving line of credit under the 2021 Debt Agreement, maturing on September 3, 2026
2021 Term Loans	The Company's term loans under the 2021 Debt Agreement, collectively consisting of the 2021 Term Loan A-1, 2021 Term Loan A-2 and 2021 Term Loan A-3
2021 Term Loan A-1	The Company's term loan under the 2021 Debt Agreement, which matured on December 3, 2022
2021 Term Loan A-2	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2024
2021 Term Loan A-3	The Company's term loan under the 2021 Debt Agreement, maturing on September 3, 2026
2023 Term Loan	The Company's term loan entered into on June 22, 2023, maturing on September 3, 2026
2022 RSA	Sixth Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 3, 2022 by Swift Receivables Company II, LLC with unrelated financial entities
2023 RSA	Seventh Amendment to the Amended and Restated Receivables Sales Agreement, entered into on October 23, 2023 by Swift Receivables Company II, LLC with unrelated financial entities
ACT	AAA Cooper Transportation, and its affiliated entity
ACT Acquisition	The Company's acquisition of 100% of the securities of ACT on July 5, 2021
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Knight-Swift's Board of Directors
BSBY	Bloomberg Short-Term Bank Yield Index
DOE	United States Department of Energy
EPS	Earnings Per Share
ESPP	Knight-Swift Transportation Holdings Inc. Amended and Restated 2012 Employee Stock Purchase Plan
GAAP	United States Generally Accepted Accounting Principles
IRS	Internal Revenue Service
NYSE	New York Stock Exchange
LTL	Less-than-truckload
MME	MME, Inc. and its subsidiary, Midwest Motor Express, Inc.
Quarterly Report	Quarterly Report on Form 10-Q
RSU	Restricted Stock Unit
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate as administered by the Federal Reserve Bank of New York
US	The United States of America
U.S. Xpress	U.S. Xpress Enterprises, Inc. and its subsidiaries
U.S. Xpress Acquisition	The Company's acquisition of 100% of the securities of U.S. Xpress on July 1, 2023
UTXL	UTXL Enterprises, Inc.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$186,473	$168,545
Cash and cash equivalents – restricted	149,571	297,275
Restricted investments, held-to-maturity, amortized cost	—	530
Trade receivables, net of allowance for doubtful accounts of $39,720 and $39,458, respectively	841,619	888,603
Contract balance – revenue in transit	14,267	12,246
Prepaid expenses	112,998	148,696
Assets held for sale	72,480	83,366
Income tax receivable	39,266	65,815
Other current assets	33,541	43,939
Total current assets	1,450,215	1,709,015
Gross property and equipment	6,917,535	6,720,610
Less: accumulated depreciation and amortization	(2,292,930)	(2,104,211)
Property and equipment, net	4,624,605	4,616,399
Operating lease right-of-use-assets	422,433	484,821
Goodwill	3,879,442	3,848,798
Intangible assets, net	2,021,838	2,058,882
Other long-term assets	171,792	152,850
Total assets	$12,570,325	$12,870,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$300,585	$355,173
Accrued payroll and purchased transportation	183,858	164,884
Accrued liabilities	197,801	220,350
Claims accruals – current portion	358,553	480,200
Finance lease liabilities and long-term debt – current portion	485,907	459,759
Operating lease liabilities – current portion	123,396	144,921
Total current liabilities	1,650,100	1,825,287
Revolving line of credit	120,000	67,000
Long-term debt – less current portion	1,173,121	1,223,021
Finance lease liabilities – less current portion	434,405	407,150
Operating lease liabilities – less current portion	326,752	371,407
Accounts receivable securitization	452,039	526,508
Claims accruals – less current portion	313,856	315,476
Deferred tax liabilities	910,882	951,749
Other long-term liabilities	118,817	79,086
Total liabilities	5,499,972	5,766,684
Commitments and contingencies (Notes 7, 8, and 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 500,000 shares authorized; 161,836 and 161,385 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	1,618	1,613
Additional paid-in capital	4,439,489	4,426,852
Accumulated other comprehensive loss	(827)	(830)
Retained earnings	2,613,684	2,659,755
Total Knight-Swift stockholders' equity	7,053,964	7,087,390
Noncontrolling interest	16,389	16,691
Total stockholders’ equity	7,070,353	7,104,081
Total liabilities and stockholders’ equity	$12,570,325	$12,870,765
See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Quarter Ended June 30,		Year-to-Date June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Revenue:
Revenue, excluding truckload and LTL fuel surcharge	$1,641,701	$1,390,448	$3,254,515	$2,840,741
Truckload and LTL fuel surcharge	204,953	162,531	414,606	349,170
Total revenue	1,846,654	1,552,979	3,669,121	3,189,911
Operating expenses:
Salaries, wages, and benefits	691,878	533,237	1,384,785	1,069,979
Fuel	222,573	168,300	457,162	356,059
Operations and maintenance	138,251	101,380	272,884	200,691
Insurance and claims	105,438	137,306	227,884	275,345
Operating taxes and licenses	30,374	28,332	61,703	54,222
Communications	8,264	6,184	15,797	11,933
Depreciation and amortization of property and equipment	178,850	156,381	360,715	312,347
Amortization of intangibles	18,544	16,505	37,087	32,688
Rental expense	43,930	16,073	86,926	31,141
Purchased transportation	286,768	258,259	564,025	538,988
Impairments	5,877	—	9,859	—
Miscellaneous operating expenses	52,447	36,992	106,279	67,701
Total operating expenses	1,783,194	1,458,949	3,585,106	2,951,094
Operating income	63,460	94,030	84,015	238,817
Other (expenses) income:
Interest income	3,817	5,508	8,839	10,557
Interest expense	(40,482)	(24,354)	(81,718)	(47,445)
Other income, net	4,888	9,679	13,880	19,382
Total other (expenses) income, net	(31,777)	(9,167)	(58,999)	(17,506)
Income before income taxes	31,683	84,863	25,016	221,311
Income tax expense	11,790	21,959	8,116	54,694
Net income	19,893	62,904	16,900	166,617
Net loss attributable to noncontrolling interest	407	422	765	993
Net income attributable to Knight-Swift	20,300	63,326	17,665	167,610
Other comprehensive income	41	531	3	1,621
Comprehensive income	$20,341	$63,857	$17,668	$169,231

Earnings per share:
Basic	$0.13	$0.39	$0.11	$1.04
Diluted	$0.13	$0.39	$0.11	$1.04

Dividends declared per share:	$0.16	$0.14	$0.32	$0.28

Weighted average shares outstanding:
Basic	161,689	161,116	161,598	161,018
Diluted	162,111	161,940	162,089	161,917
See accompanying notes to the condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Year-to-Date June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$16,900	$166,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	397,802	345,035
Gain on sale of property and equipment	(12,604)	(35,180)
Impairments	9,859	—
Deferred income taxes	(30,970)	(8,002)
Non-cash lease expense	82,263	22,138
Gain on equity securities	(288)	(1,870)
Other adjustments to reconcile net income to net cash provided by operating activities	1,324	36,277
Increase (decrease) in cash resulting from changes in:
Trade receivables	32,115	126,429
Income tax receivable	26,549	41,671
Accounts payable	(39,647)	5,072
Accrued liabilities and claims accrual	(132,943)	46,408
Operating lease liabilities	(91,427)	(22,187)
Other assets and liabilities	51,767	(218)
Net cash provided by operating activities	310,700	722,190
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity investments	530	3,620
Purchases of held-to-maturity investments	—	(30)
Proceeds from sale of property and equipment, including assets held for sale	114,033	98,755
Purchases of property and equipment	(372,661)	(517,856)
Expenditures on assets held for sale	(79)	(634)
Other cash flows from investing activities	(664)	155
Net cash used in investing activities	(258,841)	(415,990)
Cash flows from financing activities:
Repayments of finance leases and long-term debt	(100,147)	(38,148)
Proceeds from long-term debt	—	250,000
Borrowings on revolving lines of credit, net	53,000	167,000
Borrowings under accounts receivable securitization	22,000	—
Repayments of accounts receivable securitization	(96,600)	(80,000)
Proceeds from common stock issued	3,108	3,222
Dividends paid	(52,342)	(45,940)
Other cash flows from financing activities	(11,307)	(19,510)
Net cash (used in) provided by financing activities	(182,288)	236,624
Net (decrease) increase in cash, restricted cash, and equivalents	(130,429)	542,824
Cash, restricted cash, and equivalents at beginning of period	469,686	385,345
Cash, restricted cash, and equivalents at end of period	$339,257	$928,169

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited) — Continued

	Year-to-Date June 30,
	2024	2023
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$86,931	$45,851
Income taxes	7,695	16,870
Non-cash investing and financing activities:
Equipment acquired included in accounts payable	$29,444	$30,789
Financing provided to independent contractors for equipment sold	1,636	3,778
Transfers from property and equipment to assets held for sale	49,673	80,947
Right-of-use assets obtained in exchange for operating lease liabilities	25,247	30,564
Property and equipment obtained in exchange for finance lease liabilities	77,472	19,797
Property and equipment obtained in exchange for debt and finance lease liabilities reclassified from operating lease liabilities	20,025	—

Reconciliation of Cash, Restricted Cash, and Equivalents:	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$186,473	$168,545	$228,957	$196,770
Cash and cash equivalents – restricted [1]	149,571	297,275	251,438	185,792
Acquisition escrow [2]	—	—	444,657	—
Other long-term assets [1]	3,213	3,866	3,117	2,783
Consolidated Statements of Cash Flows
Cash, restricted cash, and equivalents	$339,257	$469,686	$928,169	$385,345

________
1    Reflects cash and cash equivalents that are primarily restricted for claims payments.
2    Reflects restricted cash for the U.S. Xpress acquisition which closed on July 1, 2023.

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2023	161,385	$1,613	$4,426,852	$2,659,755	$(830)	$7,087,390	$16,691	$7,104,081
Common stock issued to employees	393	4	—			4		4
Common stock issued to the Board	24	—	1,206			1,206		1,206
Common stock issued under ESPP	34	1	1,897			1,898		1,898
Shares withheld – RSU settlement				(11,651)		(11,651)		(11,651)
Employee stock-based compensation expense			10,581			10,581		10,581
Cash dividends paid and dividends accrued ($0.32 per share)				(52,085)		(52,085)		(52,085)
Net income (loss)				17,665		17,665	(765)	16,900
Other comprehensive income					3	3		3
Investment in noncontrolling interest							1,473	1,473
Distribution to noncontrolling interest			(1,047)			(1,047)	(1,010)	(2,057)
Balances – June 30, 2024	161,836	$1,618	$4,439,489	$2,613,684	$(827)	$7,053,964	$16,389	$7,070,353

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – December 31, 2022	160,706	$1,607	$4,392,266	$2,553,567	$(2,436)	$6,945,004	$10,277	$6,955,281
Common stock issued to employees	512	5	158			163		163
Common stock issued to the Board	18	—	977			977		977
Common stock issued under ESPP	40	1	2,081			2,082		2,082
Shares withheld – RSU settlement				(18,271)		(18,271)		(18,271)
Employee stock-based compensation expense			16,587			16,587		16,587
Cash dividends paid and dividends accrued ($0.28 per share)				(45,491)		(45,491)		(45,491)
Net income (loss)				167,610		167,610	(993)	166,617
Other comprehensive income					1,621	1,621		1,621
Investment in noncontrolling interest							1,716	1,716
Distribution to noncontrolling interest							(239)	(239)
Balances – June 30, 2023	161,276	$1,613	$4,412,069	$2,657,415	$(815)	$7,070,282	$10,761	$7,081,043

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) — Continued

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – March 31, 2024	161,593	$1,616	$4,430,736	$2,624,666	(868)	$7,056,150	$16,072	$7,072,222
Common stock issued to employees	202	2	—			2		2
Common stock issued to the Board	24	—	1,208			1,208		1,208
Common stock issued under ESPP	17	—	945			945		945
Shares withheld – RSU settlement				(5,216)		(5,216)		(5,216)
Employee stock-based compensation expense			6,600			6,600		6,600
Cash dividends paid and dividends accrued ($0.16 per share)				(26,066)		(26,066)		(26,066)
Net income (loss)				20,300		20,300	(407)	19,893
Other comprehensive income					41	41		41
Investment in noncontrolling interest							743	743
Distribution to noncontrolling interest							(19)	(19)
Balances – June 30, 2024	161,836	$1,618	$4,439,489	$2,613,684	$(827)	$7,053,964	$16,389	$7,070,353

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Knight-Swift Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands, except per share data)
Balances – March 31, 2023	161,009	$1,610	$4,401,276	$2,623,373	(1,346)	$7,024,913	$10,681	$7,035,594
Common stock issued to employees	230	2	115			117		117
Common stock issued to the Board	18	—	977			977		977
Common stock issued under ESPP	19	1	1,041			1,042		1,042
Shares withheld – RSU settlement				(6,523)		(6,523)		(6,523)
Employee stock-based compensation expense			8,660			8,660		8,660
Cash dividends paid and dividends accrued ($0.14 per share)				(22,761)		(22,761)		(22,761)
Net income (loss)				63,326		63,326	(422)	62,904
Other comprehensive income					531	531		531
Investment in noncontrolling interest							741	741
Distribution to noncontrolling interest							(239)	(239)
Balances – June 30, 2023	161,276	$1,613	$4,412,069	$2,657,415	$(815)	$7,070,282	$10,761	$7,081,043

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
Description of Business
Knight-Swift is a transportation solutions provider, headquartered in Phoenix, Arizona. During the year-to-date period ended June 30, 2024, the Company operated an average of 23,071 tractors (comprised of 20,913 company tractors and 2,158 independent contractor tractors) and 93,495 trailers within the Truckload segment and leasing activities within the non-reportable segments. The LTL segment operated an average of 3,393 tractors and 8,796 trailers. Additionally, the Intermodal segment operated an average of 611 tractors and 12,581 intermodal containers. As of June 30, 2024, the Company's four reportable segments were Truckload, LTL, Logistics, and Intermodal.
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

Note 3 — Acquisitions
Second quarter 2024 developments related to the Company's recent acquisitions are discussed below.
U.S. Xpress
On July 1, 2023, the Company acquired Chattanooga, Tennessee-based U.S. Xpress Enterprises, Inc. ("U.S. Xpress"), one of the largest asset-based truckload carriers in the United States.
During the quarter ended June 30, 2024, the Company's consolidated operating results included U.S. Xpress' total revenue of $405.6 million and a net loss of $13.3 million. U.S. Xpress' net loss during the quarter ended June 30, 2024 included $2.3 million related to the amortization of intangible assets acquired in the U.S. Xpress Acquisition.
For the year-to-date period ended June 30, 2024, the Company's consolidated operating results included U.S. Xpress' total revenue of $819.0 million and a net loss of $19.3 million. U.S. Xpress' net loss for the year-to-date period ended June 30, 2024 included $4.6 million related to the amortization of intangible assets acquired in the U.S. Xpress Acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Purchase Price Allocation
The purchase price was allocated based on estimated fair values of the assets and liabilities acquired as of the acquisition date. The purchase price allocation was open for adjustments through the end of the measurement period, which closed one year from the July 1, 2023 acquisition date.

	July 1, 2023 Opening Balance Sheet as Reported at December 31, 2023	Adjustments	July 1, 2023 Opening Balance Sheet as Reported at June 30, 2024

Fair value of the consideration transferred	$632,109	$—	$632,109

Cash and cash equivalents	3,321	—	3,321
Receivables	216,659	345	217,004
Prepaid expenses	21,347	—	21,347
Other current assets	47,317	—	47,317
Property and equipment	433,210	—	433,210
Operating lease right-of-use assets	337,055	—	337,055
Identifiable intangible assets [1]	348,000	—	348,000
Other noncurrent assets	28,457	—	28,457
Total assets	1,435,366	345	1,435,711

Accounts payable	(115,494)	(1,600)	(117,094)
Accrued payroll and payroll-related expenses	(27,485)	—	(27,485)
Accrued liabilities	(19,966)	(809)	(20,775)
Claims accruals – current and noncurrent portions	(180,251)	(11,650)	(191,901)
Operating lease liabilities – current and noncurrent portions	(376,763)	—	(376,763)
Long-term debt and finance leases – current and noncurrent portions	(337,949)	—	(337,949)
Deferred tax liabilities	(33,072)	9,942	(23,130)
Other long-term liabilities	(34,230)	(26,872)	(61,102)
Total liabilities	(1,125,210)	(30,989)	(1,156,199)

Noncontrolling interest	(391)	—	(391)
Total stockholders' equity	(391)	—	(391)

Goodwill	$322,344	$30,644	$352,988

1    Includes $184.5 million in customer relationships and $163.5 million in trade names.
Pro Forma Information — The following unaudited pro forma information combines the historical operations of the Company and U.S. Xpress giving effect to the U.S. Xpress Acquisition, and related transactions as if consummated on January 1, 2023, the beginning of the comparative period presented.

	Quarter Ended June 30,	Year-to-Date June 30,
	2023	2023
	(In thousands, except per share data)
Total revenue	$2,015,537	$4,145,195
Net income attributable to Knight-Swift	34,790	112,938
Earnings per share – diluted	0.21	0.70

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The unaudited pro forma condensed combined financial information has been presented for comparative purposes only and includes certain adjustments such as recognition of assets acquired at estimated fair values and related depreciation and amortization, elimination of transaction costs incurred by Knight-Swift and U.S. Xpress during the periods presented that were directly related to the U.S. Xpress Acquisition, and related income tax effects of these items. As a result of the U.S. Xpress Acquisition, both Knight-Swift and U.S. Xpress incurred certain acquisition-related expenses, including professional legal and advisory fees, acceleration of share-based compensation, bonus incentives, severance payments, filing fees and other miscellaneous expenses. These acquisition-related expenses totaled $20.7 million and $25.3 million during the quarter and year-to-date periods ended June 30, 2023. These expenses were eliminated in the presentation of the unaudited pro forma "Net income attributable to Knight-Swift" presented above.
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
The Company did not complete any material acquisitions during the quarter ended June 30, 2024.
Subsequent to June 30, 2024, the Company acquired the remaining 18.5% non-controlling interest of Eleos.
Effective July 30, 2024, the Company, through a wholly owned subsidiary, acquired the operating assets and assumed certain liabilities of the regional less-than-truckload division of Dependable Highway Express, Inc. based in Los Angeles, California for total cash consideration of approximately $185 million funded by the 2021 Revolver. The Company has not completed the initial accounting for this transaction as it is still in the preliminary stages of assessing the fair value of the underlying tangible and intangible assets.

Note 4 — Income Taxes
Effective Tax Rate — The quarter ended June 30, 2024 and June 30, 2023 effective tax rates were 37.2% and 25.9%, respectively. The year-to-date June 30, 2024 and June 30, 2023 effective tax rates were 32.4% and 24.7% respectively. The current quarter effective tax rate was primarily impacted by a reduction in pre-tax income.

Valuation Allowance — Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company has $10.4 million in valuation allowance associated with the capital loss and state operating loss carryforwards which may not be utilized in the future.

Unrecognized Tax Benefits — The Company has unrecognized tax benefits associated with tax credit carryforwards. Management does not expect a decrease in unrecognized tax benefits relating to credits to be necessary within the next twelve months.

Interest and Penalties — The Company did not have accrued interest and penalties related to unrecognized tax benefits as of June 30, 2024 and December 31, 2023.
Tax Examinations — Certain of the Company's subsidiaries are currently under examination by various Federal and state jurisdictions for tax years ranging from 2009 to 2022. At the completion of these examinations, management does not expect any adjustments which would have a material impact on the Company's effective tax rate. Years subsequent to 2018 remain subject to examination.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 5 — Accounts Receivable Securitization
On October 23, 2023, the Company entered into the 2023 RSA, which further amended the 2022 RSA. The 2023 RSA is a secured borrowing that is collateralized by the Company's eligible receivables, for which the Company is the servicing agent. The Company's receivable originator subsidiaries sell, on a revolving basis, undivided interests in all of their eligible accounts receivable to Swift Receivables Company II, LLC ("SRCII") who in turn sells a variable percentage ownership in those receivables to the various purchasers. The Company's eligible receivables are included in "Trade receivables, net of allowance for doubtful accounts" in the consolidated balance sheets. As of June 30, 2024, the Company's eligible receivables generally have high credit quality, as determined by the obligor's corporate credit rating.
The 2023 RSA is subject to fees, various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type. The Company was in compliance with these covenants as of June 30, 2024. Collections on the underlying receivables by the Company are held for the benefit of SRCII and the various purchasers and are unavailable to satisfy claims of the Company and its subsidiaries.
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
2The commitment fee rates are based on the percentage of the maximum borrowing capacity utilized.
3As identified within the 2023 RSA, the lender can trigger an amendment by identifying and deciding upon a replacement index for SOFR.
Availability under the 2023 RSA is calculated as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Borrowing base, based on eligible receivables	$479,900	$527,600
Less: outstanding borrowings [1]	(452,400)	(527,000)
Less: outstanding letters of credit	(27,167)	—
Availability under accounts receivable securitization facilities	$333	$600

1Outstanding borrowings are included in "Accounts receivable securitization" in the condensed consolidated balance sheets and are offset by deferred loan costs of $0.4 million and $0.5 million as of June 30, 2024 and December 31, 2023, respectively. Interest accrued on the aggregate principal balance at a rate of 6.3% as of June 30, 2024 and December 31, 2023.
Refer to Note 12 for information regarding the fair value of the 2023 RSA.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 6 — Debt and Financing
Other than the Company's accounts receivable securitization as discussed in Note 5, the Company's long-term debt consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
2021 Term Loan A-2, due September 3, 2024, net 1 2	199,975	199,902
2021 Term Loan A-3, due September 3, 2026, net 1 2	799,235	799,058
2023 Term Loan, due September 3, 2026, net 1 3	249,297	249,135
Revenue equipment installment notes 1 4	251,335	279,339
Prudential Notes, net [1]	16,909	25,078
Other	7,195	8,567
Total long-term debt, including current portion	1,523,946	1,561,079
Less: current portion of long-term debt	(350,825)	(338,058)
Long-term debt, less current portion	$1,173,121	$1,223,021

	June 30, 2024	December 31, 2023
	(In thousands)
Total long-term debt, including current portion	$1,523,946	$1,561,079
2021 Revolver, due September 3, 2026 1 5	120,000	67,000
Long-term debt, including revolving line of credit	$1,643,946	$1,628,079

1Refer to Note 12 for information regarding the fair value of debt.
2As of June 30, 2024, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $25,000 and $0.8 million in deferred loan costs, respectively. As of December 31, 2023, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.1 million and $0.9 million in deferred loan costs, respectively.
3As of June 30, 2024, the carrying amount of the 2023 Term Loan was net of $0.7 million in deferred loan costs. As of December 31, 2023, the carrying amounts of the 2023 Term Loan was net of $0.9 million in deferred loan costs.
4The revenue equipment installment loans were assumed at the close of the U.S. Xpress Acquisition and have a weighted average interest rate of 4.82% and 4.70% as of June 30, 2024 and December 31, 2023, respectively.
5The Company also had outstanding letters of credit of $18.1 million and $18.0 million under the 2021 Revolver, primarily related to workers' compensation and self-insurance liabilities for both June 30, 2024 and December 31, 2023, respectively. The Company also had outstanding letters of credit of $265.0 million and $264.3 million under a separate bilateral agreement which do not impact the availability of the 2021 Revolver as of June 30, 2024 and December 31, 2023, respectively.

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
1The interest rate margin for the 2021 Term Loans and 2021 Revolver is based on the Company's consolidated leverage ratio. As of June 30, 2024, interest accrued at 6.72% on the 2021 Term Loan A-2, 6.84% on the 2021 Term Loan A-3, and 6.84% on the 2021 Revolver.
2The commitment fee for the unused portion of the 2021 Revolver is based on the Company's consolidated leverage ratio, and ranges from 0.1% to 0.2%. As of June 30, 2024, commitment fees on the unused portion of the 2021 Revolver accrued at 0.2% and outstanding letter of credit fees accrued at 1.5%.
Pursuant to the 2021 Debt Agreement, the 2021 Revolver and the 2021 Term Loans contain certain financial covenants with respect to a maximum net leverage ratio and a minimum consolidated interest coverage ratio. The 2021 Debt Agreement provides flexibility regarding the use of proceeds from asset sales, payment of dividends, stock repurchases, and equipment financing. In addition to the financial covenants, the 2021 Debt Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the 2021 Debt Agreement may be accelerated, and the lenders' commitments may be terminated. The 2021 Debt Agreement contains certain usual and customary restrictions and covenants relating to, among other things, dividends (which are restricted only if a default or event of default occurs and is continuing or would result therefrom), liens, affiliate transactions, and other indebtedness. As of June 30, 2024, the Company was in compliance with the covenants under the 2021 Debt Agreement.
Borrowings under the 2021 Debt Agreement are made by Knight-Swift Transportation Holdings Inc. and are guaranteed by certain of the Company's material domestic subsidiaries (other than its captive insurance subsidiaries, driving academy subsidiary, and bankruptcy-remote special purpose subsidiary).
2023 Term Loan — On June 22, 2023, the Company entered into the $250.0 million 2023 Term Loan (an unsecured credit facility) with a group of banks. The 2023 Term Loan matures on September 3, 2026. There are no scheduled principal payments due until maturity. The 2023 Term Loan contains terms similar to the 2021 Debt Agreement. The proceeds received from the 2023 Term Loan were used to pay fees, commissions and expenses in connection with the Company's acquisition of U.S. Xpress. The interest rate applicable to the 2023 Term Loan is subject to a leverage-based grid and as of June 30, 2024 is equal to SOFR plus the 0.1% SOFR adjustment plus 1.50%. As of June 30, 2024, interest accrued at 7.17% on the 2023 Term Loan.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
U.S. Xpress's Revenue Equipment Installment Notes — In connection with the U.S. Xpress Acquisition, the Company assumed revenue equipment installment notes with various lenders to finance tractors and trailers. Payments are due in monthly installments with final maturities at various dates through March 15, 2028, and the notes are secured by related revenue equipment with a net book value of $217.0 million as of June 30, 2024. Payment terms generally range from 36 months to 84 months. The interest rates as of June 30, 2024 range from 2.0% to 5.3%.

2021 Prudential Notes — The 2021 Prudential Notes previously allowed ACT to borrow up to $125 million, less amounts currently outstanding with Prudential Capital Group, provided that certain financial ratios are maintained. The 2021 Prudential Notes have interest rates ranging from 4.05% to 4.40% and various maturity dates ranging from January 2025 through January 2028. The 2021 Prudential Notes are unsecured and contain usual and customary restrictions on, among other things, the ability to make certain payments to stockholders, similar to the provisions of the Company's 2021 Debt Agreement. As of June 30, 2024, the Company was in compliance with the covenants under the 2021 Prudential Notes.
Fair Value Measurement — See Note 12 for fair value disclosures regarding the Company's debt instruments.

Note 7 — Defined Benefit Pension Plan
Net periodic pension income and benefits paid during the quarter ended June 30, 2024 and 2023 were immaterial.
Assumptions
A weighted-average discount rate of 5.25% was used to determine benefit obligations as of June 30, 2024.
The following weighted-average assumptions were used to determine net periodic pension cost:

	Quarter Ended June 30,		Year-to-Date June 30,
	2024	2023	2024	2023
Discount rate	5.03%	4.65%	4.86%	4.76%
Expected long-term rate of return on pension plan assets	6.00%	6.00%	6.00%	6.00%

Refer to Note 12 for additional information regarding fair value measurements of the Company's investments.

Note 8 — Purchase Commitments
As of June 30, 2024, the Company had outstanding commitments to purchase revenue equipment of $418.7 million in the remainder of 2024 ($368.4 million of which were tractor commitments), and none thereafter. These purchases may be financed through any combination of finance leases, operating leases, debt, proceeds from sales of existing equipment, and cash flows from operations.
As of June 30, 2024, the Company had outstanding commitments to purchase facilities and non-revenue equipment of $56.8 million in the remainder of 2024, $63.6 million from 2025 through 2026, $1.9 million from 2027 through 2028, and none thereafter. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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
The Company has made accruals with respect to its legal matters where appropriate, as well as legal fees which are included in "Accrued liabilities" in the condensed consolidated balance sheets. The Company has recorded an aggregate accrual of approximately $6.6 million, relating to the Company's outstanding legal proceedings as of June 30, 2024.
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
The Company made no share repurchases during the quarter and year-to-date periods ended June 30, 2024 and 2023.no
As of June 30, 2024 and December 31, 2023, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan.

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
The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Quarter Ended June 30,		Year-to-Date June 30,
	2024	2023	2024	2023
	(In thousands)
Basic weighted average common shares outstanding	161,689	161,116	161,598	161,018
Dilutive effect of equity awards	422	824	491	899
Diluted weighted average common shares outstanding	162,111	161,940	162,089	161,917
Anti-dilutive shares excluded from earnings per diluted share [1]	525	110	378	61
1    Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock for the periods presented.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 12 — Fair Value Measurement
The following table presents the carrying amounts and estimated fair values of the Company's major categories of financial assets and liabilities:

		June 30, 2024		December 31, 2023
	Condensed Consolidated Balance Sheets Caption	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Financial Assets:
Equity method investments	Other long-term assets	$120,161	$120,161	$102,252	$102,252

Financial Liabilities:
2021 Term Loan A-2, due September 2024 [1]	Finance lease liabilities and long-term debt – current portion	199,975	200,000	199,902	200,000
2021 Term Loan A-3, due September 2026 [1]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	799,235	800,000	799,058	800,000
2023 Term Loan, due September 2026 [2]	Long-term debt – less current portion	249,297	250,000	249,135	250,000
2021 Revolver, due September 2026	Revolving line of credit	120,000	120,000	67,000	67,000
Revenue equipment installment notes [3]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	251,335	251,335	279,339	279,339
2021 Prudential Notes [4]	Finance lease liabilities and long-term debt – current portion, Long-term debt – less current portion	16,909	16,925	25,078	25,100
2023 RSA, due October 2025 [5]	Accounts receivable securitization -less current portion	452,039	452,400	526,508	527,000
Mandatorily redeemable contingent consideration [6]	Accrued liabilities	134,107	134,107	134,107	134,107
Contingent consideration [6]	Accrued liabilities, Other long-term liabilities	40,859	40,859	40,859	40,859

1As of June 30, 2024, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $25,000 and $0.8 million in deferred loan costs, respectively. As of December 31, 2023, the carrying amounts of the 2021 Term Loan A-2 and 2021 Term Loan A-3 were net of $0.1 million and $0.9 million in deferred loan costs, respectively.
2As of June 30, 2024, the carrying amount of the 2023 Term Loan was net of $0.7 million in deferred loan costs. As of December 31, 2023, the carrying amount of the 2023 Term Loan was net of $0.9 million in deferred loan costs.
3As of June 30, 2024, the carrying amount of the revenue equipment installment notes included $0.9 million in fair value adjustments. As of December 31, 2023, the carrying amount of the revenue equipment installment notes included $1.3 million in fair value adjustments.
4As of June 30, 2024, the carrying amount of the 2021 Prudential Notes was net of approximately $16,000 in deferred loan costs and included $0.9 million in fair value adjustments. As of December 31, 2023, the carrying amount of the 2021 Prudential Notes was net of $22,000 in deferred loan costs and included $1.1 million in fair value adjustments.
5The carrying amount of the 2023 RSA was net of $0.4 million and $0.5 million in deferred loan costs as of June 30, 2024 and December 31, 2023, respectively.
6The contingent consideration is primarily related to the U.S. Xpress Acquisition.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Recurring Fair Value Measurements (Assets) — As of June 30, 2024 and December 31, 2023, there were no major categories of assets estimated at fair value that were measured on a recurring basis.
Recurring Fair Value Measurements (Liabilities) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate the fair value of liabilities measured on a recurring basis as of June 30, 2024 and December 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gain (Loss)
	(In thousands)
As of June 30, 2024
Mandatorily redeemable contingent consideration [1]	$134,107	$—	$—	$134,107	$—
Contingent consideration [1]	$40,859	$—	$—	$40,859	$—
As of December 31, 2023
Mandatorily redeemable contingent consideration [1]	$134,107	$—	$—	$134,107	$—
Contingent consideration [1]	$40,859	$—	$—	$40,859	$3,359

1Contingent consideration is associated with the U.S. Xpress Acquisition and certain other investments. The Company did not recognize any gains (losses) in the quarter and year-to-date periods ended June 30, 2024.The Company recognized a gain of $2.5 million during the quarter and year-to-date periods ended June 30, 2023.
Nonrecurring Fair Value Measurements (Assets) — The following table depicts the level in the fair value hierarchy of the inputs used to estimate fair value of assets measured on a nonrecurring basis as of June 30, 2024 and December 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Loss
	(In thousands)
As of June 30, 2024
Buildings [1]	$—	$—	$—	$—	$(288)
Operating lease right-of-use assets [2]	$—	$—	$—	$—	$(5,300)
Equipment [3]	$—	$—	$—	$—	$(4,271)

As of December 31, 2023
Buildings [1]	$—	$—	$—	$—	$(187)
Equipment [3]	$—	$—	$—	$—	$(469)
Software [4]	$—	$—	$—	$—	$(1,580)

1    Reflects the non-cash impairment of building improvements (within the Truckload segment and the All Other Segments).
2    Reflects the non-cash impairment related to the market value of a facility lease (within the Truckload Segment).
3    Reflects the non-cash impairment of certain revenue equipment held for sale and other equipment (within the Truckload segment and the All Other Segments).
4    Reflects the non-cash impairment of software (within the All Other Segments).
Nonrecurring Fair Value Measurements (Liabilities) — As of June 30, 2024 and December 31, 2023, the Company had no major categories of liabilities estimated at fair value that were measured on a nonrecurring basis.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Gain on Sale of Revenue Equipment — Net gains on disposals, including disposals of property and equipment classified as assets held for sale, are reported in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income. The Company recorded net gains on disposals of:
•$6.0 million and $14.3 million for the quarters ended June 30, 2024 and 2023, respectively.
•$12.6 million and $35.2 million for the year-to-date periods ended June 30, 2024 and 2023 respectively.
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

		Fair Value Measurements at Reporting Date Using:
	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of June 30, 2024
Fixed income funds	32,800	32,800	—	—
Cash and cash equivalents	983	983	—	—
Total pension plan assets	$33,783	$33,783	$—	$—

As of December 31, 2023
Fixed income funds	34,536	34,536	—	—
Cash and cash equivalents	887	887	—	—
Total pension plan assets	$35,423	$35,423	$—	$—

Note 13 — Related Party Transactions

	Quarter Ended June 30,				Year-to-Date June 30,
	2024		2023		2024		2023
	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift	Provided by Knight-Swift	Received by Knight-Swift
	(In thousands)
Facility and Equipment Leases	$250	$141	$—	$21	$447	$291	$—	$46
Other Services	$—	$8	$—	$259	$—	$17	$27	$393

	June 30, 2024		December 31, 2023
	Receivable	Payable	Receivable	Payable
	(In thousands)
Certain affiliates [1]	$—	$162	$23	$37

1"Certain affiliates" includes entities that are associated with various board members and executives and require approval by the Audit Committee of the Board prior to completing transactions. Transactions with these entities generally include facility and equipment leases, equipment sales, and other services.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 14 — Financial Information by Segment and Geography
Segment Information

	Quarter Ended June 30,		Year-to-Date June 30,
	2024	2023	2024	2023
Revenue:	(In thousands)
Truckload	$1,264,237	$953,659	$2,527,252	$1,965,904
LTL	306,478	267,105	588,600	522,409
Logistics	131,700	119,943	258,429	258,226
Intermodal	97,528	104,327	185,513	214,899
Subtotal	$1,799,943	$1,445,034	$3,559,794	$2,961,438
All Other Segments	68,279	130,110	153,358	272,096
Intersegment eliminations	(21,568)	(22,165)	(44,031)	(43,623)
Total revenue	$1,846,654	$1,552,979	$3,669,121	$3,189,911

	Quarter Ended June 30,		Year-to-Date June 30,
	2024	2023	2024	2023
Operating income (loss):	(In thousands)
Truckload	$23,483	$67,911	$46,630	$183,810
LTL	33,049	30,238	53,336	56,820
Logistics	4,759	9,566	7,232	22,386
Intermodal	(1,717)	(6,632)	(6,625)	(1,530)
Subtotal	$59,574	$101,083	$100,573	$261,486
All Other Segments [1]	3,886	(7,053)	(16,558)	(22,669)
Operating income	$63,460	$94,030	$84,015	$238,817

	Quarter Ended June 30,		Year-to-Date June 30,
	2024	2023	2024	2023
Depreciation and amortization of property and equipment:	(In thousands)
Truckload	$136,952	$116,430	$276,945	$233,232
LTL	18,995	16,820	37,094	33,008
Logistics	979	987	1,930	2,030
Intermodal	5,554	4,777	11,010	9,209
Subtotal	$162,480	$139,014	$326,979	$277,479
All Other Segments	16,370	17,367	33,736	34,868
Depreciation and amortization of property and equipment	$178,850	$156,381	$360,715	$312,347

1The year-to-date $16.6 million operating loss within our All Other Segments is primarily driven by the $16.3 million operating loss in the third-party insurance business.
Geographical Information
In the aggregate, total revenue from the Company's international operations was less than 5.0% of consolidated total revenue for the quarter and year-to-date periods ended June 30, 2024 and 2023. Additionally, long-lived assets on the Company's international subsidiary balance sheets were less than 5.0% of consolidated total assets as of June 30, 2024 and December 31, 2023.

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
•future performance of our segments or businesses,
•future capital expenditures, equipment prices (including used equipment) and availability, our equipment purchasing or leasing plans, and mix of our owned versus leased revenue equipment, and our equipment turnover,
•the impact of pending legal proceedings,
•future insurance claims, coverage, coverage limits, premiums, and retention limits,
•the expected freight environment, including freight demand, capacity, seasonality, and volumes,
•economic conditions and growth, including future inflation, consumer spending, supply chain conditions, labor supply and relations, and US Gross Domestic Product ("GDP") changes,
•expected liquidity and methods for achieving sufficient liquidity, including our expected need or desire to incur indebtedness and our ability to comply with debt covenants,
•future fuel prices and availability and the expected impact of fuel efficiency initiatives,
•future expenses, including depreciation and amortization, purchased transportation, impairments, interest rates, cost structure, and our ability to control costs,
•future rates, operating profitability and margin, load count, asset utilization, and return on capital,
•future third-party service provider relationships and availability, including pricing terms,
•future contracted pay rates with independent contractors, ability to lease equipment to independent contractors, and compensation arrangements with driving associates,
•future capital allocation, capital structure, capital requirements, and growth strategies and opportunities,
•future share repurchases and dividends,
•future tax rates,
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
Key Financial Highlights — Year-to-Date June 30, 2024
Consolidated operating income decreased 64.8% to $84.0 million during the first half of 2024, as compared to the same period last year. Net income attributable to Knight-Swift decreased 89.5% to $17.7 million.
•Truckload — 98.2% operating ratio during the first half of 2024. The Adjusted Operating Ratio1 was 97.3%, with a 29.6% year-over-year increase in revenue, excluding fuel surcharge and intersegment transactions, as a result of the inclusion of the truckload business of U.S. Xpress. Adjusted Operating Ratio worsened by 820 basis points year-over-year primarily due to the 7.7% decline in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, and the 2.7% increase in cost per mile largely due to inflationary prices.
•LTL — 90.9% operating ratio during the first half of 2024. The Adjusted Operating Ratio1 increased 250 basis points year-over-year to 87.9%, as a result of weather disruptions on volume, incremental operating, maintenance, and labor costs as we expand. We opened 18 new locations during the first half of 2024 as we continue to grow our network.
•Logistics — 97.2% operating ratio during the first half of 2024. The Adjusted Operating Ratio1 was 96.3% with a gross margin of 17.3% while revenue, excluding intersegment transactions, remained relatively flat, including the U.S. Xpress logistics business. Load count decreased 5.5% due to the soft demand environment.
•Intermodal — 103.6% operating ratio during the first half of 2024, as load count declined 1.7% and revenue per load declined 12.2% year-over-year, as a result of soft demand and competitive truck capacity.
•All Other Segments — Operating loss decreased to $16.6 million during the first half of 2024 from $22.7 million during the comparable period of 2023, largely as a result of exiting the third-party insurance business.
•Liquidity and Capital — During the first half of 2024, we generated $310.7 million in operating cash flows and Free Cash Flow1 of $52.1 million, which was negatively impacted by our decision to transfer $161.1 million of third-party insurance claim liabilities to another insurance company as discussed during the previous quarter, funded by transferring the corresponding restricted cash held in trust for payment of the third-party insurance claims. The use of restricted cash in this transaction does not impact the availability of operating cash for the needs of our ongoing businesses. We paid down $39.7 million in finance lease liabilities, $91.4 million in operating lease liabilities, and $21.6 million from net repayments on our 2021 Revolver and 2023 RSA. As of June 30, 2024, we had a balance of $186.5 million in unrestricted cash and cash equivalents, $1.3 billion face value outstanding on the 2021 Term Loans and 2023 Term Loan, and $7.1 billion of stockholders' equity. We do not foresee material liquidity constraints or any issues with our ongoing ability to meet our debt covenants. See discussion under "Liquidity and Capital Resources" for additional information.
________
1Refer to "Non-GAAP Financial Measures" below.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Key Financial Data and Operating Metrics

	Quarter Ended June 30,		Year-to-Date June 30,
	2024	2023	2024	2023
GAAP financial data:	(Dollars in thousands, except per share data)
Total revenue	$1,846,654	$1,552,979	$3,669,121	$3,189,911
Revenue, excluding truckload and LTL fuel surcharge	$1,641,701	$1,390,448	$3,254,515	$2,840,741
Net income attributable to Knight-Swift	$20,300	$63,326	$17,665	$167,610
Earnings per diluted share	$0.13	$0.39	$0.11	$1.04
Operating ratio	96.6%	93.9%	97.7%	92.5%

Non-GAAP financial data:
Adjusted Net Income Attributable to Knight-Swift [1]	$39,375	$78,618	$59,149	$197,109
Adjusted EPS [1]	$0.24	$0.49	$0.36	$1.22
Adjusted Operating Ratio [1]	94.6%	91.8%	95.7%	90.2%

Revenue equipment statistics by segment:
Truckload
Average tractors [2]	22,828	17,851	23,071	18,002
Average trailers [3]	92,581	79,911	93,495	79,700
LTL
Average tractors [4]	3,429	3,163	3,393	3,163
Average trailers [5]	8,893	8,452	8,796	8,419
Intermodal
Average tractors	613	656	611	631
Average containers	12,580	12,842	12,581	12,835
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
2Our tractor fleet within the Truckload segment had a weighted average age of 2.7 years and 2.6 years as of June 30, 2024 and 2023, respectively.
3Our average trailers includes 8,876 and 8,377 trailers related to leasing activities recorded within our non-reportable segments for the quarters ended June 30, 2024 and 2023, respectively. Our trailer fleet within the Truckload segment had a weighted average age of 9.1 years and 10.0 years as of June 30, 2024 and 2023, respectively. Our average trailers includes 8,822 and 8,683 trailers related to leasing activities recorded within our non-reportable segments for the year-to-date periods June 30, 2024 and 2023, respectively.
4Our LTL tractor fleet had a weighted average age of 4.2 years as of both June 30, 2024 and June 30, 2023. Our LTL tractor fleet includes 612 and 604 tractors from ACT's and MME's dedicated and other businesses for the quarters ended June 30, 2024 and 2023, respectively. Our LTL tractor fleet includes 612 and 611 tractors from ACT's and MME's dedicated and other businesses for the year-to-date period June 30, 2024 and 2023, respectively.
5Our LTL trailer fleet had a weighted average age of 8.6 years and 8.4 years as of June 30, 2024 and 2023, respectively. Our LTL trailer fleet includes 829 and 778 trailers from ACT's and MME's dedicated and other businesses for the quarters ended June 30, 2024 and 2023, respectively. Our LTL trailer fleet includes 825 and 778 trailers from ACT's and MME's dedicated and other businesses for the year-to-date periods June 30, 2024 and 2023, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Market Trends and Outlook
The national unemployment rate was 4.1%1 as of June 30, 2024, as compared to 3.6% as of June 30, 2023. The US gross domestic product, which is the broadest measure of goods and services produced across the economy, increased by 2.8%2 on a quarter-over-quarter basis, per preliminary third-party forecasts. The increase, compared to the first quarter increase of 1.4%, primarily reflected increases in consumer spending, private inventory investment, and nonresidential fixed investments. These were partially offset by increased imports. The most recent US employment cost index indicates a quarter-over-quarter increase of 4.2%1 and a sequential increase of 1.2%1.
Our Company outlook for the third and fourth quarters of 2024 includes the following:
Truckload
•Truckload Segment revenue up slightly sequentially in the third quarter and again into the fourth quarter with sequential improvements in operating margins each quarter resulting in adjusted operating ratios steadily improving into the low to mid-90’s,
•Truckload tractor count down modestly sequentially into the third quarter before stabilizing for the fourth quarter,
•Truckload miles per tractor increasing low-single digit percent year-over-year in the third quarter and fourth quarters as the prior year comparisons begin to include U.S. Xpress,
LTL
•LTL low double-digit percent growth in revenue, excluding fuel surcharge, year-over-year as shipment count in the third and fourth quarters improves mid single-digit percent year-over-year and revenue per hundredweight, excluding fuel surcharge, improves high single-digit percent year-over-year,
•Adjusted operating ratios in the mid-to-high 80's as a result of normal seasonal progression and as we continue to expand the network,
Logistics
•Logistics load count sequentially growing mid single-digit percent in the third quarter and stabilizing in the fourth quarter, with adjusted operating ratios in the mid-90’s,
Intermodal
•Intermodal load count sequentially growing high single-digit percent in the third quarter and stabilizing in the fourth quarter with an operating ratio modestly below breakeven by the fourth quarter,
All Other
•All Other segments operating income, before including the $11.7 million quarterly intangible asset amortization, of approximately $10-15 million for the third quarter and modestly negative for the fourth quarter as some of these services experience their typical seasonal slowdown,
Additional
•Equipment gains to be in the range of $5 million to $10 million per quarter,
•Net interest expense up modestly sequentially in the third quarter and fourth quarter,
•Net cash capital expenditures for the full year 2024 expected range of $600 million - $650 million,
•Expected tax rate of approximately 29% to 30% for the year.
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
________
1Source: bls.gov
2Source: bea.gov

Results of Operations — Summary
Note: The reported results do not include U.S. Xpress's operating results prior to its acquisition by the Company on July 1, 2023, in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's quarter and year-to-date June 30, 2024 results and prior periods may not be meaningful.

Operating Results: Second Quarter 2024 Compared to Second Quarter 2023
The $43.0 million decrease in net income attributable to Knight-Swift to $20.3 million during the second quarter of 2024 from $63.3 million during the same period last year includes the following:
•Contributor — $44.4 million decrease in operating income within our Truckload segment primarily due to the $12.5 million charge for the settlement of an auto liability claim from 2020, 5.5% decline in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, and the 1.8% increase in cost per mile.
•Contributor — $4.8 million decrease in operating income within our Logistics segment due to increases in purchased transportation costs, while load count remained relatively flat.
•Contributor — $16.1 million increase in consolidated interest expense primarily driven by higher debt balances related to the U.S. Xpress Acquisition and higher interest rates.
•Offset — $4.9 million decrease in operating loss within our Intermodal segment, driven by a 10.6% decrease in operating expenses, partially offset by a 6.5% decrease in total revenue.
•Offset — $2.8 million increase in operating income within our LTL segment primarily due to an 8.4% increase in shipments per day and a 13.4% increase in revenue per hundredweight excluding fuel surcharge.
•Offset — $10.9 million increase in operating income within the All Other Segments, largely as a result of exiting the third-party insurance business at the end of the first quarter of 2024.
•Offset — $10.2 million decrease in consolidated income tax expense, primarily due to a reduction of pre-tax income. Our effective tax rate for the second quarter of 2024 was 37.2%, compared to 25.9% for the second quarter of 2023.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Operating Results: First Half 2024 Compared to First Half 2023
The $149.9 million decrease in net income attributable to Knight-Swift to $17.7 million during the first half of 2024 from $167.6 million during the same period last year includes the following:
•Contributor — $137.2 million decrease in operating income within our Truckload segment primarily due to the 7.7% decline in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, and the 2.7% increase in cost per mile.
•Contributor — $15.2 million decrease in operating income within our Logistics segment due to a 5.5% decline in load count.
•Contributor — $5.1 million increase in operating loss within our Intermodal segment, driven by a 12.2% decrease in revenue per load.
•Contributor — $3.5 million decrease in operating income within our LTL segment partly due to severe winter weather disruptions during the first quarter.
•Contributor — $34.3 million increase in consolidated interest expense primarily driven by higher debt balances related to the U.S. Xpress Acquisition and higher interest rates.
•Offset — $6.1 million decrease in operating loss within the All Other Segments, largely as a result of exiting the third-party insurance business at the end of the first quarter.
•Offset — $46.6 million decrease in consolidated income tax expense, primarily due to a reduction of pre-tax income. This resulted in an effective tax rate of 32.4% for the first half of 2024, and 24.7% for the first half of 2023.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations — Segment Review
The Company has four reportable segments: Truckload, LTL, Logistics, and Intermodal, as well as certain other operating segments included within our All Other Segments.
Consolidating Tables for Total Revenue and Operating Income (Loss)

	Quarter Ended June 30,		Year-to-Date June 30,
	2024	2023	2024	2023
Revenue:	(In thousands)
Truckload	$1,264,237	$953,659	$2,527,252	$1,965,904
LTL	306,478	267,105	588,600	522,409
Logistics	131,700	119,943	258,429	258,226
Intermodal	97,528	104,327	185,513	214,899
Subtotal	$1,799,943	$1,445,034	$3,559,794	$2,961,438
All Other Segments	68,279	130,110	153,358	272,096
Intersegment eliminations	(21,568)	(22,165)	(44,031)	(43,623)
Total revenue	$1,846,654	$1,552,979	$3,669,121	$3,189,911

	Quarter Ended June 30,		Year-to-Date June 30,
	2024	2023	2024	2023
Operating income (loss):	(In thousands)
Truckload	$23,483	$67,911	$46,630	$183,810
LTL	33,049	30,238	53,336	56,820
Logistics	4,759	9,566	7,232	22,386
Intermodal	(1,717)	(6,632)	(6,625)	(1,530)
Subtotal	$59,574	$101,083	$100,573	$261,486
All Other Segments	3,886	(7,053)	(16,558)	(22,669)
Operating income	$63,460	$94,030	$84,015	$238,817

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Revenue
•Our truckload services include irregular route and dedicated, refrigerated, expedited, flatbed, and cross-border transportation of various products, goods, and materials for our diverse customer base with approximately 16,400 irregular route and 6,500 dedicated tractors.
•Our LTL business, which was initially established in 2021 through the ACT acquisition and later the MME acquisition, provides our customers with regional LTL transportation service through our growing network of over 130 facilities and a door count of approximately 5,100. Our LTL segment operates approximately 3,400 tractors and approximately 8,900 trailers and also provides national coverage to our customers by utilizing partner carriers for areas outside of our direct network.
•Our Logistics and Intermodal segments provide a multitude of shipping solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics and freight management services. We offer power-only services through our Logistics segment leveraging our fleet of nearly 93,000 trailers.
•Our All Other Segments include support services provided to our customers and third-party carriers including equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services, as well as insurance prior to the first quarter of 2024. Our All Other Segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and amortization of intangibles related to the 2017 Merger and various acquisitions).
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Segment Review
Truckload Segment
We generate revenue in the Truckload segment primarily through irregular route, dedicated, refrigerated, expedited, flatbed, and cross-border service operations across our brands. We operated approximately 16,400 irregular route tractors and approximately 6,500 dedicated route tractors in use during the quarter ended June 30, 2024. Generally, we are paid a predetermined rate per mile or per load for our truckload services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharge revenue to mitigate the impact of increases in the cost of fuel. The main factors that affect the revenue generated by our Truckload segment are rate per mile from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.
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

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands, except per tractor data)				Increase (Decrease)
Total revenue	$1,264,237	$953,659	$2,527,252	$1,965,904	32.6%		28.6%
Revenue, excluding fuel surcharge and intersegment transactions	$1,102,790	$829,373	$2,196,841	$1,695,353	33.0%		29.6%
GAAP: Operating income	$23,483	$67,911	$46,630	$183,810	(65.4%)		(74.6%)
Non-GAAP: Adjusted Operating Income [1]	$31,156	$68,210	$60,270	$184,452	(54.3%)		(67.3%)
Average revenue per tractor [2]	$48,309	$46,461	$95,221	$94,176	4.0%		1.1%
GAAP: Operating ratio [2]	98.1%	92.9%	98.2%	90.7%	520	bps	750	bps
Non-GAAP: Adjusted Operating Ratio 1 2	97.2%	91.8%	97.3%	89.1%	540	bps	820	bps
Non-paid empty miles percentage [2]	14.0%	15.2%	14.1%	15.1%	(120	bps)	(100	bps)
Average length of haul (miles) [2]	385	385	390	388	—%		0.5%
Total miles per tractor [2]	20,518	18,904	40,405	37,304	8.5%		8.3%
Average tractors 2 3	22,828	17,851	23,071	18,002	27.9%		28.2%
Average trailers 2 4	92,581	79,911	93,495	79,700	15.9%		17.3%
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.
3    Includes 20,706 and 15,995 average company-owned tractors for the second quarter of 2024 and 2023, respectively. Includes 20,913 and 16,128 average company-owned tractors for the year-to date periods June 30, 2024 and 2023, respectively.
4    Our average trailers includes 8,876 and 8,377 trailers related to leasing activities recorded within our All Other Segments for the quarters ended June 30, 2024 and 2023, respectively. Our average trailers includes 8,822 and 8,683 trailers related to leasing activities recorded within our All Other Segments for the year-to-date periods June 30, 2024 and 2023, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2024 and 2023 — Truckload segment revenue, excluding fuel surcharge and intersegment transactions, was $1.1 billion, an increase of 33.0% year-over-year, reflecting a 5.7% decline in the legacy truckload business prior to the inclusion of U.S. Xpress. This segment continues to experience a difficult environment, operating with a 97.2% Adjusted Operating Ratio in the second quarter, which was negatively impacted by 120 basis points from a settlement of an auto liability claim from 2020. The Adjusted Operating Ratio was essentially flat with the first quarter as the seasonal demand patterns that improved late in the second quarter were largely offset by the claim settlement. Further, the inclusion of U.S. Xpress negatively impacted the Adjusted Operating Ratio by 130 basis points as this brand maintained breakeven results for the quarter. The year-over-year decline in revenue per loaded mile, excluding fuel surcharge and intersegment transactions, narrowed to 5.5% in the current quarter as rates held stable with the first quarter. Cost per mile increased 1.8% year-over-year and was also flat with the first quarter, including the impact of the claim settlement in the current quarter. We remain disciplined on pricing and are unwilling to commit our capacity on what we view as unsustainable contractual rates.
Truckload segment miles per tractor increased 8.5% year-over-year, largely driven by our earlier decision to reduce the number of unseated tractors in the legacy businesses to reduce cost. We have been intentionally trimming our capital equipment over the past few quarters to improve our cost structure through the trough of the freight cycle but without cutting so far as to sacrifice our ability to flex when the market improves. Excluding U.S. Xpress, revenue, excluding fuel surcharge, per tractor increased 3.5% year-over-year, which was the first year-over-year increase in six quarters as we improve miles per tractor while the decline in pricing decelerates. We are diligently focused on improving our cost structure and equipment utilization to mitigate pressure on margins through the bottom of this prolonged freight cycle with the intention of maximizing the benefits of operating leverage as the cycle turns.
Comparison Between Year-to-Date June 30, 2024 and 2023 — Truckload segment revenue, excluding fuel surcharge and intersegment transactions, was $2.2 billion, an increase of 29.6% year-over-year, reflecting an 8.6% decline in the legacy truckload business prior to the inclusion of U.S. Xpress. Adjusted Operating Ratio was 97.3%, largely driven by a 7.7% decrease in revenue per loaded mile, excluding fuel surcharge and intersegment transactions and a 2.7% increase in cost per mile, net of fuel surcharge recovery.
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Quarter Ended June 30,	Year-to-Date June 30,	QTD 2024 vs.	YTD 2024 vs.
2024	2023	2024	2023	QTD 2023	YTD 2023
(Dollars in thousands, except per tractor data)	Increase (Decrease)
Total revenue	$306,478	$267,105	$588,600	$522,409	14.7%	12.7%
Revenue, excluding fuel surcharge	$263,095	$228,578	$504,085	$442,507	15.1%	13.9%
GAAP: Operating income	$33,049	$30,238	$53,336	$56,820	9.3%	(6.1%)
Non-GAAP: Adjusted Operating Income [1]	$36,969	$34,158	$61,176	$64,660	8.2%	(5.4%)
GAAP: Operating ratio [2]	89.2%	88.7%	90.9%	89.1%	50	bps	180	bps
Non-GAAP: Adjusted Operating Ratio 1 2	85.9%	85.1%	87.9%	85.4%	80	bps	250	bps
LTL shipments per day [2]	20,482	18,898	19,641	18,308	8.4%	7.3%
LTL weight per shipment [2]	1,008	1,058	1,008	1,059	(4.7%)	(4.8%)
LTL average length of haul (miles) [2]	585	545	579	540	7.3%	7.2%
LTL revenue per shipment [2]	$202.46	$187.92	$201.20	$188.59	7.7%	6.7%
LTL revenue xFSC per shipment [2]	$173.50	$160.66	$172.02	$159.60	8.0%	7.8%
LTL revenue per hundredweight [2]	$20.09	$17.77	$19.97	$17.80	13.1%	12.2%
LTL revenue xFSC per hundredweight [2]	$17.22	$15.19	$17.07	$15.07	13.4%	13.3%
LTL average tractors 2 3	3,429	3,163	3,393	3,163	8.4%	7.3%
LTL average trailers 2 4	8,893	8,452	8,796	8,419	5.2%	4.5%
1Refer to "Non-GAAP Financial Measures" below.
2Defined under "Operating Statistics," above.
3Our LTL tractor fleet includes 612 and 604 tractors from ACT's and MME's dedicated and other businesses for the second quarter of 2024 and 2023, respectively. Our LTL tractor fleet includes 612 and 611 tractors from ACT's and MME's dedicated and other businesses for the year-to-date periods June 30, 2024 and 2023, respectively.
4Our LTL trailer fleet includes 829 and 778 trailers from ACT's and MME's dedicated and other businesses for the second quarter of 2024 and 2023, respectively. Our LTL trailer fleet includes 825 and 778 trailers from ACT's and MME's dedicated and other businesses for the year-to-date periods June 30, 2024 and 2023, respectively.
Comparison Between the Quarters Ended June 30, 2024 and 2023 — Our LTL segment produced an 85.9% Adjusted Operating Ratio during the second quarter of 2024, as revenue, excluding fuel surcharge, grew 15.1% and Adjusted Operating Income increased 8.2% year-over-year. Average shipments per day increased 8.4% year-over-year for the quarter. Revenue per hundredweight, excluding fuel surcharge, increased 13.4%, while revenue per shipment, excluding fuel surcharge, increased by 8.0%, reflecting a 4.7% decrease in weight per shipment.
Comparison Between Year-to-Date June 30, 2024 and 2023 — The LTL segment produced an 87.9% Adjusted Operating Ratio during the first half of 2024, as revenue, excluding fuel surcharge, increased 13.9%. Adjusted Operating Income decreased 5.4% due to severe winter weather experienced during the first quarter of 2024. In addition, maintenance and labor costs were higher than normal given initial set-up costs as we work to scale up our new facilities. Average shipments per day increased 7.3%. Revenue per hundredweight, excluding fuel surcharge, increased 13.3%, while revenue per shipment, excluding fuel surcharge, increased 7.8%, reflecting a 4.8% decrease in weight per shipment.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

During the quarter, we opened 11 additional terminals in new markets and now expect to open another 20 terminals by the end of 2024. Overall, the 38 locations planned to open in 2024 will represent an addition of over 1,000 doors this year, for a 22.1% increase to our door count from the beginning of the year, which we believe will meaningfully impact the reach of our service offering and increase the density of our network. We expect these investments will bring opportunities to service additional freight and customers. While these new locations initially bring set up costs and operational inefficiencies, we expect that as the locations continue to scale, and particularly as they participate in the next bid cycle, they will help drive growth and margin expansion in the business. We remain encouraged by the strong performance within our LTL segment, and we continue to look for both organic and inorganic opportunities to geographically expand our footprint within the LTL market.
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

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$131,700	$119,943	$258,429	$258,226	9.8%		0.1%
Revenue, excluding intersegment transactions	$131,700	$117,782	$258,429	$254,559	11.8%		1.5%
GAAP: Operating income	$4,759	$9,566	$7,232	$22,386	(50.3%)		(67.7%)
Non-GAAP: Adjusted Operating Income 1 2	$5,923	$9,900	$9,560	$23,054	(40.2%)		(58.5%)
Revenue per load - Brokerage only [2]	$1,831	$1,652	$1,791	$1,685	10.8%		6.3%
Gross margin percentage - Brokerage only [2]	17.9%	19.4%	17.3%	19.6%	(150	bps)	(230	bps)
GAAP: Operating ratio [2]	96.4%	92.0%	97.2%	91.3%	440	bps	590	bps
Non-GAAP: Adjusted Operating Ratio 1 2	95.5%	91.6%	96.3%	90.9%	390	bps	540	bps
1    Refer to "Non-GAAP Financial Measures" below.
2    Defined under "Operating Statistics," above.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2024 and 2023 — The Logistics segment Adjusted Operating Ratio was 95.5%, with a gross margin of 17.9% in the second quarter of 2024, down from 19.4% in the second quarter of 2023. The second quarter was challenged by the persistently soft demand environment as well as increases in purchased transportation costs later in the quarter that pressured gross margins. Logistics load count for the quarter was flat year-over-year, reflecting the inclusion of U.S. Xpress logistics volumes in the current period. We remain disciplined on price, which allowed our Logistics business to maintain profitability but is a headwind to volumes. After first turning modestly positive last quarter, revenue per load increased by 10.8% year-over-year in the second quarter, representing a 4.6% increase from the prior quarter. The year-over-year increase in revenue per load is largely driven by the inclusion of U.S. Xpress logistics in the current quarter, as it has a different business mix. We continue to leverage our power-only capabilities to complement our asset business, build a broader and more diversified freight portfolio, and to enhance the returns on our capital assets.
Comparison Between Year-to-Date June 30, 2024 and 2023 — The Logistics segment Adjusted Operating Ratio was 96.3%, with a gross margin of 17.3% in the first half of 2024, down from 19.6% in the first half of 2023. The Logistics segment was challenged by the persistently soft demand environment as well as increases in purchased transportation costs that pressured gross margins. Logistics load count decreased 5.5%, reflecting the inclusion of U.S. Xpress logistics volumes. Revenue per load increased by 6.3% year-over-year, largely driven by the inclusion of U.S. Xpress logistics in the current period, as it has a different business mix.
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

	Quarter Ended June 30,		Year-to-Date June 30,			QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023		QTD 2023		YTD 2023
	(Dollars in thousands, except per load data)				Increase (Decrease)
Total revenue	$97,528	$104,327	$185,513	$214,899		(6.5%)		(13.7%)
GAAP: Operating loss	$(1,717)	$(6,632)	$(6,625)	$(1,530)		74.1%		(333.0%)
Average revenue per load [1]	$2,615	$2,749	$2,615	$2,979		(4.9%)		(12.2%)
GAAP: Operating ratio [1]	101.8%	106.4%	103.6%	100.7%	(460	bps)	290	bps
Load count	37,290	37,945	70,937	72,138		(1.7%)		(1.7%)
Average tractors [1] [2]	613	656	611	631		(6.6%)		(3.2%)
Average containers [1]	12,580	12,842	12,581	12,835		(2.0%)		(2.0%)
1    Defined under "Operating Statistics," above.
2    Includes 555 and 595 company-owned tractors for the second quarter of 2024 and 2023, respectively.
Includes 554 and 568 company-owned tractors for the year-to-date periods ended June 30, 2024 and 2023, respectively.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between the Quarters Ended June 30, 2024 and 2023 — The Intermodal segment improved its operating ratio to 101.8%, while the year-over-year decline in total revenue slowed to 6.5%, resulting in $97.5 million in revenue for the quarter. The drop in revenue was driven by a 4.9% decline in revenue per load, and a 1.7% decline in load count year-over-year as a result of soft demand and competitive truck capacity. We grew load count sequentially by 10.8% while maintaining stable revenue per load as compared to the first quarter, which helped improve the operating ratio by 380 basis points over the first quarter. We remain focused on growing our load count with disciplined pricing across a diverse group of customers and expect load count to continue to grow sequentially into the back half of the year.
Comparison Between Year-to-Date June 30, 2024 and 2023 — The Intermodal segment operated with a 103.6% operating ratio, while total revenue decreased 13.7% year-over-year to $185.5 million. The drop in revenue was driven by a 12.2% decline in revenue per load, and a 1.7% decline in load count year-over-year as a result of soft demand and competitive truck capacity.
All Other Segments
Our All Other Segments include support services provided to our customers and third-party carriers including equipment maintenance, equipment leasing, warehousing, trailer parts manufacturing, and warranty services, as well as insurance prior to the first quarter of 2024. Our All Other Segments also include certain corporate expenses (such as legal settlements and accruals, certain impairments, and $11.7 million in quarterly amortization of intangibles related to the 2017 Merger and various acquisitions).

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2024 vs.	YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023	YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Total revenue	$68,279	$130,110	$153,358	$272,096	(47.5%)	(43.6%)
Operating income (loss)	$3,886	$(7,053)	$(16,558)	$(22,669)	155.1%	27.0%
Comparison Between the Quarters Ended June 30, 2024 and 2023 — Revenue declined 47.5% year-over-year, largely as a result of exiting our third-party insurance business. Operating income of $3.9 million within our All Other Segments was primarily driven by the warehousing and equipment leasing businesses.
Comparison Between Year-to-Date June 30, 2024 and 2023 — Revenue declined 43.6% year-over-year, largely as a result of winding down our third-party insurance program, ultimately ceasing operations at the end of the first quarter. The $16.6 million operating loss within our All Other Segments is primarily driven by the $18.6 million operating loss in our third-party insurance business.

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
Note: The reported results do not include U.S. Xpress's operating results prior to its acquisition by the Company on July 1, 2023, in accordance with the accounting treatment applicable to the transaction. Accordingly, comparisons between the Company's quarter and year-to-date June 30, 2024 results and prior periods may not be meaningful.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Salaries, wages, and benefits	$691,878	$533,237	$1,384,785	$1,069,979	29.8%		29.4%
% of total revenue	37.5%	34.3%	37.7%	33.5%	320	bps	420	bps
% of revenue, excluding truckload and LTL fuel surcharge	42.1%	38.4%	42.5%	37.7%	370	bps	480	bps
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
Comparison Between the Quarters Ended June 30, 2024 and 2023 — The $158.6 million increase in consolidated salaries, wages, and benefits for the second quarter of 2024, as compared to the second quarter of 2023, includes $149.0 million from the results of U.S. Xpress.
Comparison Between Year-to-Date June 30, 2024 and 2023 — The $314.8 million increase in consolidated salaries, wages, and benefits for the first half of 2024, as compared to the first half of 2023, includes $301.6 million from the results of U.S. Xpress.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Fuel	$222,573	$168,300	$457,162	$356,059	32.2%		28.4%
% of total revenue	12.1%	10.8%	12.5%	11.2%	130	bps	130	bps
% of revenue, excluding truckload and LTL fuel surcharge	13.6%	12.1%	14.0%	12.5%	150	bps	150	bps
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
Comparison Between Quarters Ended June 30, 2024 and 2023 — The $54.3 million increase in consolidated fuel expense for the second quarter of 2024 includes $55.1 million from the results of U.S. Xpress. The increase was partially offset by the decrease in the average weekly DOE fuel prices for the second quarter of 2024, as compared to the second quarter of 2023. Average weekly DOE fuel prices were $3.86 per gallon for the second quarter of 2024 and $3.94 per gallon for the second quarter of 2023.
Comparison Between Year-to-Date June 30, 2024 and 2023 — The $101.1 million increase in consolidated fuel expense for the first half of 2024 includes $116.3 million from the results of U.S. Xpress. The increase was partially offset by the decrease in the average weekly DOE fuel prices for the first half of 2024, as compared to the first half of 2023. Average weekly DOE fuel prices were $3.91 per gallon for the first half of 2024 and $4.16 per gallon for the first half of 2023.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Operations and maintenance	$138,251	$101,380	$272,884	$200,691	36.4%		36.0%
% of total revenue	7.5%	6.5%	7.4%	6.3%	100	bps	110	bps
% of revenue, excluding truckload and LTL fuel surcharge	8.4%	7.3%	8.4%	7.1%	110	bps	130	bps
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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Comparison Between Quarters Ended June 30, 2024 and 2023 — Operations and maintenance expense increased $36.9 million for the second quarter of 2024, as compared to the same period last year. The increase for the second quarter of 2024 includes $36.6 million from the results of U.S. Xpress.
Comparison Between Year-to-Date June 30, 2024 and 2023 — Operations and maintenance expense increased $72.2 million for the first half of 2024, as compared to the same period last year. The increase for the first half of 2024 includes $71.6 million from the results of U.S. Xpress.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Insurance and claims	$105,438	$137,306	$227,884	$275,345	(23.2%)		(17.2%)
% of total revenue	5.7%	8.8%	6.2%	8.6%	(310	bps)	(240	bps)
% of revenue, excluding truckload and LTL fuel surcharge	6.4%	9.9%	7.0%	9.7%	(350	bps)	(270	bps)
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
Comparison Between Quarters Ended June 30, 2024 and 2023 — Consolidated insurance and claims expense decreased by $31.9 million for the second quarter of 2024, as compared to the same period last year. The decrease for the second quarter of 2024 includes a $65.4 million decrease within our third-party insurance business as a result of the Company exiting the third-party insurance business at the end of the first quarter. This was partially offset by an increase of $21.0 million from the results of U.S. Xpress and an increase of $12.5 million for the settlement of an auto liability claim from 2020.
Comparison Between Year-to-Date June 30, 2024 and 2023 — Consolidated insurance and claims expense decreased by $47.5 million for the first half of 2024, as compared to the same period last year. The decrease for the first half of 2024 includes a $116.8 million decrease within our third-party insurance business as a result of the Company exiting the third-party insurance business at the end of the first quarter. This was partially offset by an increase of $46.9 million from the results of U.S. Xpress and an increase of $12.5 million for the settlement of an auto liability claim from 2020.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Operating taxes and licenses	$30,374	$28,332	$61,703	$54,222	7.2%		13.8%
% of total revenue	1.6%	1.8%	1.7%	1.7%	(20	bps)	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.9%	2.0%	1.9%	1.9%	(10	bps)	—	bps
Operating taxes and licenses include state franchise taxes, state and federal highway use taxes, property taxes, vehicle license and registration fees, and fuel and mileage taxes, among others. The expense is impacted by changes in the tax rates and registration fees associated with our tractor fleet and regional operating facilities.
Comparison Between Quarters Ended June 30, 2024 and 2023 — Operating taxes and licenses expenses increased by $2.0 million for the second quarter of 2024, as compared to the same period last year. The change includes $4.0 million from the results of U.S. Xpress, partially offset by a decrease in tractor count excluding U.S. Xpress. However, it remained relatively flat as a percentage of revenue, excluding truckload and LTL fuel surcharge, as compared to the same period last year.
Comparison Between Year-to-Date June 30, 2024 and 2023 — Operating taxes and licenses expenses increased by $7.5 million for the first half of 2024, as compared to the same period last year. The change includes $8.0 million from the results of U.S. Xpress. However, it remained relatively flat as a percentage of revenue, excluding truckload and LTL fuel surcharge, as compared to the same period last year.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Communications	$8,264	$6,184	$15,797	$11,933	33.6%		32.4%
% of total revenue	0.4%	0.4%	0.4%	0.4%	—	bps	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	0.5%	0.4%	0.5%	0.4%	10	bps	10	bps
Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.
Comparison Between Quarters Ended June 30, 2024 and 2023 — Communications expense increased $2.1 million for the second quarter of 2024, as compared to the same period last year. The change includes $2.1 million from the results of U.S. Xpress. However, it remained relatively flat as a percentage of revenue, excluding truckload and LTL fuel surcharge, as compared to the same period last year.
Comparison Between Year-to-Date June 30, 2024 and 2023 — Communications expense increased $3.9 million for the first half of 2024, as compared to the same period last year. The change includes $4.3 million from the results of U.S. Xpress. However, it remained relatively flat as a percentage of revenue, excluding truckload and LTL fuel surcharge, as compared to the same period last year.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Depreciation and amortization of property and equipment	$178,850	$156,381	$360,715	$312,347	14.4%		15.5%
% of total revenue	9.7%	10.1%	9.8%	9.8%	(40	bps)	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	10.9%	11.2%	11.1%	11.0%	(30	bps)	10	bps
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
Comparison Between Quarters Ended June 30, 2024 and 2023 — Consolidated depreciation and amortization of property and equipment increased by $22.5 million for the second quarter of 2024, as compared to the same period last year. The increase includes $25.5 million from the results of U.S. Xpress, partially offset by a decrease in tractor depreciation due to a decrease in tractor count (excluding U.S. Xpress).
Comparison Between Year-to-Date June 30, 2024 and 2023 — Consolidated depreciation and amortization of property and equipment increased by $48.4 million for the first half of 2024, as compared to the same period last year. The increase includes $52.3 million from the results of U.S. Xpress, partially offset by a decrease in tractor depreciation due to a decrease in tractor count (excluding U.S. Xpress).
We anticipate that depreciation and amortization expense will increase, as a percentage of revenue, excluding truckload and LTL fuel surcharge, as we intend to purchase, rather than enter into operating leases, for a majority of our revenue equipment, terminal improvements, or terminal expansions in the remainder of 2024.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Amortization of intangibles	$18,544	$16,505	$37,087	$32,688	12.4%		13.5%
% of total revenue	1.0%	1.1%	1.0%	1.0%	(10	bps)	—	bps
% of revenue, excluding truckload and LTL fuel surcharge	1.1%	1.2%	1.1%	1.2%	(10	bps)	(10	bps)
Amortization of intangibles relates to intangible assets identified with the 2017 Merger, ACT Acquisition, U.S. Xpress Acquisition, various other acquisitions. See Note 3 in Part I, Item 1, of this Quarterly Report for more details regarding details of our acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Rental expense	$43,930	$16,073	$86,926	$31,141	173.3%		179.1%
% of total revenue	2.4%	1.0%	2.4%	1.0%	140	bps	140	bps
% of revenue, excluding truckload and LTL fuel surcharge	2.7%	1.2%	2.7%	1.1%	150	bps	160	bps
Rental expense consists primarily of payments for revenue equipment assumed in the U.S. Xpress Acquisition, as well as our terminals and other real estate leases.
Comparison Between Quarters Ended June 30, 2024 and 2023 — Consolidated rental expense increased $27.9 million for the second quarter of 2024, as compared to the same period last year. The increase is primarily related to the inclusion of $27.6 million from the results of U.S. Xpress.
Comparison Between Year-to-Date June 30, 2024 and 2023 — Consolidated rental expense increased $55.8 million for the first half of 2024, as compared to the same period last year. The increase is primarily related to the inclusion of $54.2 million from the results of U.S. Xpress. Additional increases relate to the incorporation of new facilities as we expand our LTL network and were partially offset by a decrease in the rental expense for revenue equipment.

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2024 vs.		YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023		YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Purchased transportation	$286,768	$258,259	$564,025	$538,988	11.0%		4.6%
% of total revenue	15.5%	16.6%	15.4%	16.9%	(110	bps)	(150	bps)
% of revenue, excluding truckload and LTL fuel surcharge	17.5%	18.6%	17.3%	19.0%	(110	bps)	(170	bps)
Purchased transportation expense is comprised of payments to independent contractors in our trucking operations, as well as payments to third-party capacity providers related to logistics, freight management, and non-trucking services in our logistics and intermodal businesses. Purchased transportation is generally affected by capacity in the market as well as changes in fuel prices. As capacity tightens, our payments to third-party capacity providers and to independent contractors tend to increase. Additionally, as fuel prices increase, payments to third-party capacity providers and independent contractors increase. Purchased transportation expense may also fluctuate as a percentage of revenue based on the relative growth of our logistics and intermodal businesses as compared to our full truckload and LTL businesses.
Comparison Between Quarters Ended June 30, 2024 and 2023 — Consolidated purchased transportation expense increased $28.5 million for the second quarter of 2024, as compared to the same period last year. The increase is primarily due to the inclusion of $74.2 million from the results of U.S. Xpress, partially offset by decreased load volume within our logistics and intermodal businesses.
Comparison Between Year-to-Date June 30, 2024 and 2023 — Consolidated purchased transportation expense increased $25.0 million for the first half of 2024, as compared to the same period last year. The increase is primarily due to the inclusion of $144.9 million from the results of U.S. Xpress, partially offset by decreased load volume within our logistics and intermodal businesses.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2024 vs.	YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023	YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Impairments	$5,877	$—	$9,859	$—	100.0%	100.0%
In 2024, we incurred impairment charges associated with building improvements certain revenue equipment held for sale, leases, and other equipment (within the Truckload segment and All Other Segments).

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2024 vs.	YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023	YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Miscellaneous operating expenses	$52,447	$36,992	$106,279	$67,701	41.8%	57.0%
Miscellaneous operating expenses primarily consist of legal and professional services fees, general and administrative expenses, other costs, as well as net gain on sales of equipment.
Comparison Between the Quarters Ended June 30, 2024 and 2023 — The $15.5 million increase in net consolidated miscellaneous operating expenses is primarily due to the inclusion of $10.5 million from the results of U.S. Xpress as well as a $7.4 million decrease in gain on sales of equipment.
Comparison Between Year-to-Date June 30, 2024 and 2023 — The $38.6 million increase in net consolidated miscellaneous operating expenses is primarily due to the inclusion of $19.8 million from the results of U.S. Xpress as well as a $21.7 million decrease in gain on sales of equipment.
Consolidated Other Expenses (Income)

	Quarter Ended June 30,		Year-to-Date June 30,		QTD 2024 vs.	YTD 2024 vs.
	2024	2023	2024	2023	QTD 2023	YTD 2023
	(Dollars in thousands)				Increase (Decrease)
Interest expense	$40,482	$24,354	$81,718	$47,445	66.2%	72.2%
Other (income) expenses, net	(4,888)	(9,679)	(13,880)	(19,382)	(49.5%)	(28.4%)
Income tax expense	11,790	21,959	8,116	54,694	(46.3%)	(85.2%)
Interest expense — Interest expense is comprised of debt and finance lease interest expense as well as amortization of deferred loan costs. The increase in interest expense during the second quarter and the first half of 2024 was primarily due to higher debt balances related to the acquisition of U.S. Xpress as well as higher interest rates. Additional details regarding our debt are discussed in Note 6 in Part I, Item 1 of this Quarterly Report.
Other (income) expenses, net — Other (income) expenses, net is primarily comprised of losses and (gains) from our various equity investments, as well as certain other non-operating income and expense items that may arise outside of the normal course of business.
Comparison Between the Quarters Ended June 30, 2024 and 2023 — The $4.8 million decrease in other (income) expenses, net is primarily driven by a decrease in the net gain recorded within our portfolio of investments during the second quarter of 2024.
Comparison Between Year-to-Date June 30, 2024 and 2023 — The $5.5 million decrease in other (income) expenses, net is primarily driven by a decrease in the net gain recorded within our portfolio of investments during the first half of 2024.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Income tax expense — In addition to the discussion below, Note 4 in Part I, Item 1 of this Quarterly Report provides further analysis related to income taxes.
Comparison Between the Quarters Ended June 30, 2024 and 2023 — The $10.2 million decrease in consolidated income tax expense was primarily due to a reduction of pre-tax income. Our effective tax rate for the second quarter of 2024 was 37.2%, compared to 25.9% for the second quarter of 2023.
Comparison Between Year-to-Date June 30, 2024 and 2023 — The $46.6 million decrease in consolidated income tax expense was primarily due to a reduction of pre-tax income. This resulted in an effective tax rate of 32.4% for the first half of 2024, and 24.7% for the first half of 2023.

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS

	Quarter Ended June 30,		Year-to-Date June 30,
	2024	2023	2024	2023
	(In thousands)
GAAP: Net income attributable to Knight-Swift	$20,300	$63,326	$17,665	$167,610
Adjusted for:
Income tax expense attributable to Knight-Swift	11,790	21,959	8,116	54,694
Income before income taxes attributable to Knight-Swift	32,090	85,285	25,781	222,304
Amortization of intangibles [1]	18,544	16,505	37,087	32,688
Impairments [2]	5,877	—	9,859	—
Legal accruals [3]	265	1,300	1,828	1,000
Transaction fees [4]	—	5,332	—	6,868
Severance expense [5]	373	—	7,219	1,452
Change in fair value of deferred earnout [6]	—	(2,500)	—	(2,500)
Adjusted income before income taxes	57,149	105,922	81,774	261,812
Provision for income tax expense at effective rate [7]	(17,774)	(27,304)	(22,625)	(64,703)
Non-GAAP: Adjusted Net Income Attributable to Knight-Swift	$39,375	$78,618	$59,149	$197,109

Note: Since the numbers reflected in the table below are calculated on a per share basis, they may not foot due to rounding.

	Quarter Ended June 30,		Year-to-Date June 30,
	2024	2023	2024	2023
GAAP: Earnings per diluted share	$0.13	$0.39	$0.11	$1.04
Adjusted for:
Income tax expense attributable to Knight-Swift	0.07	0.14	0.05	0.34
Income before income taxes attributable to Knight-Swift	0.20	0.53	0.16	1.37
Amortization of intangibles [1]	0.11	0.10	0.23	0.20
Impairments [2]	0.04	—	0.06	—
Legal accruals [3]	—	0.01	0.01	0.01
Transaction fees [4]	—	0.03	—	0.04
Severance expense [5]	—	—	0.04	0.01
Change in fair value of deferred earnout [6]	—	(0.02)	—	(0.02)
Adjusted income before income taxes	0.35	0.65	0.50	1.62
Provision for income tax expense at effective rate [7]	(0.11)	(0.17)	(0.14)	(0.40)
Non-GAAP: Adjusted EPS	$0.24	$0.49	$0.36	$1.22

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
2    "Impairments" reflects the non-cash impairments of building improvements, certain revenue equipment held for sale, leases, and other equipment (within the Truckload segment and All Other Segments).
3    "Legal accruals" are included in "Miscellaneous operating expenses" in the condensed consolidated statements of comprehensive income and reflect the following:
•Second quarter 2024 legal expense reflects the increased estimated exposures for accrued legal matters based on recent settlement agreements. First quarter 2024 legal expense reflects the increased estimated exposures for an accrued legal matter based on a recent settlement agreement.
•Second quarter 2023 legal expense reflects the increased estimated exposure for an accrued legal matter based on a recent settlement agreement. First quarter 2023 legal expense reflects a decrease in the estimated exposure related to an accrued legal matter previously identified as probable and estimable in prior periods based on a recent settlement agreement.
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
7 For the second quarter of 2024, an adjusted effective tax rate of 31.1% was applied in our Adjusted EPS calculation to exclude certain discrete items. For the year-to-date period ended June 30, 2024, an adjusted effective tax rate of 27.7% was applied in our Adjusted EPS calculation to exclude certain discrete items.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Consolidated Adjusted Operating Income and Adjusted Operating Ratio

	Quarter Ended June 30,		Year-to-Date June 30,
	2024	2023	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,846,654	$1,552,979	$3,669,121	$3,189,911
Total operating expenses	(1,783,194)	(1,458,949)	(3,585,106)	(2,951,094)
Operating income	$63,460	$94,030	$84,015	$238,817
Operating ratio	96.6%	93.9%	97.7%	92.5%

Non-GAAP Presentation
Total revenue	$1,846,654	$1,552,979	$3,669,121	$3,189,911
Truckload and LTL fuel surcharge	(204,953)	(162,531)	(414,606)	(349,170)
Revenue, excluding truckload and LTL fuel surcharge	1,641,701	1,390,448	3,254,515	2,840,741

Total operating expenses	1,783,194	1,458,949	3,585,106	2,951,094
Adjusted for:
Truckload and LTL fuel surcharge	(204,953)	(162,531)	(414,606)	(349,170)
Amortization of intangibles [1]	(18,544)	(16,505)	(37,087)	(32,688)
Impairments [2]	(5,877)	—	(9,859)	—
Legal accruals [3]	(265)	(1,300)	(1,828)	(1,000)
Transaction fees [4]	—	(5,332)	—	(6,868)
Severance expense [5]	(373)	—	(7,219)	(1,452)
Change in fair value of deferred earnout [6]	—	2,500	—	2,500
Adjusted Operating Expenses	1,553,182	1,275,781	3,114,507	2,562,416
Adjusted Operating Income	$88,519	$114,667	$140,008	$278,325
Adjusted Operating Ratio	94.6%	91.8%	95.7%	90.2%

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

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Non-GAAP Reconciliation: Reportable Segment Adjusted Operating Income and Adjusted Operating Ratio
Truckload Segment

	Quarter Ended June 30,		Year-to-Date June 30,
	2024	2023	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$1,264,237	$953,659	$2,527,252	$1,965,904
Total operating expenses	(1,240,754)	(885,748)	(2,480,622)	(1,782,094)
Operating income	$23,483	$67,911	$46,630	$183,810
Operating ratio	98.1%	92.9%	98.2%	90.7%

Non-GAAP Presentation
Total revenue	$1,264,237	$953,659	$2,527,252	$1,965,904
Fuel surcharge	(161,570)	(124,004)	(330,091)	(269,268)
Intersegment transactions	123	(282)	(320)	(1,283)
Revenue, excluding fuel surcharge and intersegment transactions	1,102,790	829,373	2,196,841	1,695,353

Total operating expenses	1,240,754	885,748	2,480,622	1,782,094
Adjusted for:
Fuel surcharge	(161,570)	(124,004)	(330,091)	(269,268)
Intersegment transactions	123	(282)	(320)	(1,283)
Amortization of intangibles [1]	(1,775)	(299)	(3,550)	(642)
Impairments [2]	(5,555)	—	(8,654)	—
Legal accruals [3]	30	—	30	—
Severance expense [4]	(373)	—	(1,466)	—
Adjusted Operating Expenses	1,071,634	761,163	2,136,571	1,510,901
Adjusted Operating Income	$31,156	$68,210	$60,270	$184,452
Adjusted Operating Ratio	97.2%	91.8%	97.3%	89.1%
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
2See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 2.
3See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 3.
4See Non-GAAP Reconciliation: Consolidated Adjusted Net Income Attributable to Knight-Swift and Adjusted EPS footnote 5.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

LTL Segment

	Quarter Ended June 30,		Year-to-Date June 30,
	2024	2023	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$306,478	$267,105	$588,600	$522,409
Total operating expenses	(273,429)	(236,867)	(535,264)	(465,589)
Operating income	$33,049	$30,238	$53,336	$56,820
Operating ratio	89.2%	88.7%	90.9%	89.1%

Non-GAAP Presentation
Total revenue	$306,478	$267,105	$588,600	$522,409
Fuel surcharge	(43,383)	(38,527)	(84,515)	(79,902)
Revenue, excluding fuel surcharge	263,095	228,578	504,085	442,507

Total operating expenses	273,429	236,867	535,264	465,589
Adjusted for:
Fuel surcharge	(43,383)	(38,527)	(84,515)	(79,902)
Amortization of intangibles [1]	(3,920)	(3,920)	(7,840)	(7,840)
Adjusted Operating Expenses	226,126	194,420	442,909	377,847
Adjusted Operating Income	$36,969	$34,158	$61,176	$64,660
Adjusted Operating Ratio	85.9%	85.1%	87.9%	85.4%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified with the ACT and MME acquisitions.
Logistics Segment

	Quarter Ended June 30,		Year-to-Date June 30,
	2024	2023	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$131,700	$119,943	$258,429	$258,226
Total operating expenses	(126,941)	(110,377)	(251,197)	(235,840)
Operating income	$4,759	$9,566	$7,232	$22,386
Operating ratio	96.4%	92.0%	97.2%	91.3%

Non-GAAP Presentation
Total revenue	$131,700	$119,943	$258,429	$258,226
Intersegment transactions	—	(2,161)	—	(3,667)
Revenue, excluding intersegment transactions	131,700	117,782	258,429	254,559

Total operating expenses	126,941	110,377	251,197	235,840
Adjusted for:
Intersegment transactions	—	(2,161)	—	(3,667)
Amortization of intangibles [1]	(1,164)	(334)	(2,328)	(668)
Adjusted Operating Expenses	125,777	107,882	248,869	231,505
Adjusted Operating Income	$5,923	$9,900	$9,560	$23,054
Adjusted Operating Ratio	95.5%	91.6%	96.3%	90.9%
1"Amortization of intangibles" reflects the non-cash amortization expense relating to intangible assets identified in the U.S. Xpress and UTXL acquisitions.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Intermodal Segment

	Quarter Ended June 30,		Year-to-Date June 30,
	2024	2023	2024	2023
GAAP Presentation	(Dollars in thousands)
Total revenue	$97,528	$104,327	$185,513	$214,899
Total operating expenses	(99,245)	(110,959)	(192,138)	(216,429)
Operating loss	$(1,717)	$(6,632)	$(6,625)	$(1,530)
Operating ratio	101.8%	106.4%	103.6%	100.7%
Non-GAAP Reconciliation: Free Cash Flow

Year-to-Date June 30, 2024

GAAP: Cash flows from operations	$310,700
Adjusted for:
Proceeds from sale of property and equipment, including assets held for sale	114,033
Purchases of property and equipment	(372,661)
Non-GAAP: Free Cash Flow	$52,072

Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are funds provided by operations and the following:

Source	June 30, 2024
(In thousands)
Cash and cash equivalents, excluding restricted cash	$186,473
Availability under 2021 Revolver, due September 2026 [1]	961,899
Availability under 2023 RSA, due October 2025 [2]	333
Total unrestricted liquidity	$1,148,705
Cash and cash equivalents – restricted [3]	152,784
Total liquidity, including restricted cash	$1,301,489

1    As of June 30, 2024, we had $120.0 million borrowings under our $1.1 billion 2021 Revolver. We additionally had $18.1 million in outstanding letters of credit (discussed below) issued under the 2021 Revolver, leaving $961.9 million available under the 2021 Revolver.
2    Based on eligible receivables at June 30, 2024, our borrowing base for the 2023 RSA was $479.9 million, while outstanding borrowings were $452.4 million, along with $27.2 million in outstanding letters of credit, leaving $0.3 million available under the 2023 RSA. Refer to Note 5 in Part I, Item 1 of this Quarterly Report for more information regarding the 2023 RSA.
3    Restricted cash is primarily held by our captive insurance companies for claims payments. "Cash and cash equivalents – restricted" consists of $149.6 million included in "Cash and cash equivalents – restricted" on the condensed consolidated balance sheet held by Mohave and Red Rock for claims payments. The remaining $3.2 million is included in "Other long-term assets" and is held in escrow accounts to meet statutory requirements.

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
Capital Expenditures — When justified by customer demand, as well as our liquidity and our ability to generate acceptable returns, we make substantial cash capital expenditures to maintain a modern company tractor fleet, refresh and expand our trailer fleet, expand our network of LTL service centers, and, to a lesser extent, fund upgrades to our terminals and technology in our various service offerings. In connection with our business strategy, we regularly evaluate acquisition and strategic partnership opportunities. We expect net cash capital expenditures, will be in the range of $600.0 – $650.0 million for full-year 2024. Our expected net cash capital expenditures primarily represent replacements of existing tractors and trailers and investments in our terminal network, driver amenities, and technology, and excludes acquisitions. We believe we have ample flexibility in our trade cycle and purchase agreements to alter our current plans if economic and other conditions warrant.
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
Principal and Interest Payments — As of June 30, 2024, we had debt, accounts receivable securitization, and finance lease obligations of $2.7 billion, which are discussed under "Material Debt Agreements," below. Certain cash flows from operations are committed to minimum payments of principal and interest on our debt and lease obligations. Additionally, when our financial position allows, we periodically make voluntary prepayments on our outstanding debt balances.
Letters of Credit — Pursuant to the terms of the 2021 Debt Agreement and the 2023 RSA, our lenders may issue standby letters of credit on our behalf. When we have certain letters of credit outstanding, the availability under the 2021 Revolver or 2023 RSA is reduced accordingly. As of June 30, 2024, we also had outstanding letters of credit of $265.0 million pursuant to a bilateral agreement which do not impact the availability of the 2021 Revolver and 2023 RSA. Standby letters of credit are typically issued for the benefit of regulatory authorities, insurance companies and state departments of insurance for the purpose of satisfying certain collateral requirements, primarily related to our automobile, workers' compensation, and general insurance liabilities.
Share Repurchases — From time to time, and depending on Free Cash Flow1 availability, debt levels, common stock prices, general economic and market conditions, as well as internal approval requirements, we may repurchase shares of our outstanding common stock. As of June 30, 2024, the Company had $200.0 million remaining under the 2022 Knight-Swift Share Repurchase Plan. Additional details regarding our share repurchase plans are discussed in Note 10 in Part I, Item 1 of this Quarterly Report.
________
1Refer to "Non-GAAP Financial Measures."

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Working Capital
We had a working capital deficit of $199.9 million as of June 30, 2024 and a working capital deficit of $116.3 million as of December 31, 2023. Our working capital deficit is primarily attributed to the current maturity related to the 2021 Term Loan A-2 which matures in September 2024.
Material Debt Agreements
As of June 30, 2024, we had $2.7 billion in material debt obligations at the following carrying values:
•$200.0 million: 2021 Term Loan A-2, due September 2024, net of $25,000 in deferred loan costs
•$799.2 million: 2021 Term Loan A-3, due September 2026, net of $0.8 million in deferred loan costs
•$249.3 million: 2023 Term Loan, due September 2026, net of $0.7 million in deferred loan costs
•$452.0 million: 2023 RSA outstanding borrowings, net of $0.4 million in deferred loan costs
•$569.5 million: Finance lease obligations
•$120.0 million: 2021 Revolver, due September 2026
•$251.3 million: Revenue equipment installment notes
•$24.1 million: Other, net of approximately $16,000 in deferred loan costs
As of December 31, 2023, we had $2.7 billion in material debt obligations at the following carrying values:
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
•$279.3 million: Revenue equipment installment notes
•$33.6 million: Other, net of $22,000 in deferred loan costs

Cash Flow Analysis

	Year-to-Date June 30,		Change
	2024	2023
	(In thousands)
Net cash provided by operating activities	$310,700	$722,190	$(411,490)
Net cash used in investing activities	(258,841)	(415,990)	157,149
Net cash (used in) provided by financing activities	(182,288)	236,624	(418,912)
Net Cash Provided by Operating Activities
Comparison Between Year-to-Date June 30, 2024 and 2023 — The $411.5 million decrease in net cash provided by operating activities included a $154.8 million decrease in operating income for year-to-date June 30, 2024, a $161.1 million cash payment for a commutation agreement to transfer certain outstanding insurance reserves to a third party, and a $41.1 million increase in cash paid for interest. Note: Factors affecting the increase in operating income are discussed in "Results of Operations — Consolidated Operating and Other Expenses."
Net Cash Used in Investing Activities
Comparison Between Year-to-Date June 30, 2024 and 2023 — The $157.1 million decrease in net cash used in investing activities was primarily due to a $160.5 million decrease in net cash capital expenditures.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Net Cash Used in Financing Activities
Comparison Between Year-to-Date June 30, 2024 and 2023 — Net cash used in financing activities increased by $418.9 million, primarily due to a $250.0 million decrease in proceeds from the 2023 Term Loan, $114.0 million decrease in net proceeds from our 2021 Revolver, and a $62.0 million increase in repayments on our finance leases and long-term debt.

Seasonality
Discussion regarding the impact of seasonality on our business is included in Note 1 in the notes to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report, incorporated by reference herein.

Inflation
Most of our operating expenses are inflation-sensitive, with inflation generally leading to increased costs of operations. Price increases in manufactured revenue equipment has impacted the cost for us to acquire new equipment. Cost increases have also impacted the cost of parts for equipment repairs and maintenance. The qualified driver shortage experienced by the trucking industry overall has had the effect of increasing compensation paid to our driving associates. We have also experienced inflation in insurance and claims cost related to health insurance and claims as well as auto liability insurance and claims. Prolonged periods of inflation have recently and could continue to cause interest rates, fuel, wages, and other costs to increase as well. Any of these factors could adversely affect our results of operations unless freight rates correspondingly increase.

Recently Issued Accounting Pronouncements
See Note 2 in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, for the impact of recently issued accounting pronouncements on the Company's condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure from variable interest rates, primarily related to our 2021 Debt Agreement, 2023 Term Loan, and 2023 RSA. These variable interest rates are impacted by changes in short-term interest rates. We primarily manage interest rate exposure through a mix of variable rate debt (weighted average rate of 6.7% as of June 30, 2024) and fixed rate equipment lease financing. Assuming the level of borrowings as of June 30, 2024, a hypothetical one percentage point increase in interest rates would increase our annual interest expense by $18.4 million.

Table of Contents Glossary of Terms
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.
Commodity Price Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices would continue to raise our operating costs, even after applying fuel surcharge revenue. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The weekly average diesel price per gallon in the US decreased to $3.86 for the second quarter of 2024 from an average of $3.94 in the second quarter of 2023. The weekly average diesel price per gallon decreased to $3.91 for year-to-date June 30, 2024 from an average price of $4.16 for year-to-date June 30, 2023. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset such increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past, but continue to evaluate this possibility. To mitigate the impact of rising fuel costs, we contract with some of our fuel suppliers to buy fuel at a fixed price or within banded pricing for a specified period, usually not exceeding twelve months. However, these purchase commitments only cover a small portion of our fuel consumption. Accordingly, fuel price fluctuations may still negatively impact us.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.
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
Information about our legal proceedings is included in Note 9 of the notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Quarterly Report for the period ended June 30, 2024, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our 2023 Annual Report in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs [1]
	(in thousands, except per share data)
April 1, 2024 to April 30, 2024	—	$—	—	$200,041
May 1, 2024 to May 31, 2024	—	$—	—	$200,041
June 1, 2024 to June 30, 2024	—	$—	—	$200,041
Total	—	$—	—	$200,041

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
During the quarter ended June 30, 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC.

Date:	July 31, 2024	/s/ Adam W. Miller
Adam W. Miller
Chief Executive Officer, in his capacity as such and on
behalf of the registrant

Date:	July 31, 2024	/s/ Andrew Hess
Andrew Hess
Chief Financial Officer, in his capacity as such and on
behalf of the registrant